Form 10-K
period 1998-01-02
NEW MARRIOTT MI INC
filed 1998-03-06
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended January 2, 1998       Commission File No. 1-13881

                             NEW MARRIOTT MI, INC.
                (To Be Renamed "Marriott International, Inc.")

Delaware                                                              52-2055918
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                              10400 Fernwood Road
                           Bethesda, Maryland  20817
                                (301) 380-3000

          Securities registered pursuant to Section 12(b) of the Act:

                     Title of each class                                Name of each exchange on which registered
-------------------------------------------------------------        ----------------------------------------------
 Common Stock, $0.01 par value (100 shares outstanding as of                    New York Stock Exchange *
                   February 24, 1998)                                            Chicago Stock Exchange*
                                                                                 Pacific Stock Exchange*
Class A Common Stock, $0.01 par value (no shares outstanding                   Philadelphia Stock Exchange*
                  as of February 24, 1998)

*  Subject to official notice of issuance.

The aggregate market value of shares of common stock held by non-affiliates at January 2, 1998 was $0.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   [_]     No   [X]

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.          [_]

                      Documents Incorporated by Reference

Portions of the Proxy Statement prepared for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

              Index to Exhibits is located on pages 47 through 49.

                                    PART I

  New Marriott MI, Inc. is a wholly owned subsidiary of Marriott International, Inc. formed to conduct Marriott International, Inc.'s lodging, senior living and distribution services businesses. Throughout this report, New Marriott MI, Inc., together with its subsidiaries, is referred to as "the Company." As described herein, it is expected that all of the issued and outstanding common stock of the Company will be distributed as a special dividend to shareholders of Marriott International, Inc.

FORWARD-LOOKING STATEMENTS

  When used throughout this report, the words "believes," "anticipates," "expects," "intends," "hopes," "estimates," "projects" and other similar expressions, which are predictions of or indicate future events and trends identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: dependence on arrangements with present and future property owners; contract terms offered by competitors; competition within each of the Company's business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms, timeshare units and senior living accommodations; the Company's continued ability to renew existing operating contracts and franchise agreements and obtain new operating contracts and franchise agreements (in each case on favorable terms); the Company's ability to develop and maintain positive relations with current and potential hotel and senior living community owners and distribution services clients; the effect of international, national and regional economic conditions; the availability of capital to fund investments; the Company's ability to achieve synergies and performance improvements subsequent to closing on acquisitions; Marriott International, Inc.'s ability to successfully complete its recently announced spinoff transaction; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 filed herewith. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

  The Company is a worldwide operator and franchisor of hotels and senior living communities. The Company's operations are grouped in two business segments, Lodging and Contract Services, which represented 77 percent and 23 percent, respectively, of total sales in 1997.

  In its Lodging segment, the Company operates and franchises lodging facilities under 10 separate brand names and develops and operates vacation timesharing resorts.

  The Contract Services segment consists of two businesses. Marriott Senior Living Services develops and presently operates 89 senior living communities offering independent living, assisted living and skilled nursing care for seniors in the United States. Marriott Distribution Services supplies food and related products to internal operations and to external customers throughout the United States.

Proposed Spinoff
----------------

  On October 1, 1997, Marriott International, Inc. announced a definitive agreement to combine the operations of its Marriott Management Services Division
(MMS) with the North American operations of Sodexho Alliance, S.A. (Sodexho), a worldwide food and management services organization. The combined company, to be renamed Sodexho Marriott Services, Inc. (SMS), will be the largest provider of food and facilities management services in North America. SMS common stock is expected to be listed on the New York Stock Exchange.

  Prior to the merger, all of the issued and outstanding common stock of the Company will be distributed, on a pro rata basis, as a special dividend to holders of Marriott International, Inc. common stock (the Spinoff). Marriott International, Inc. has received a private letter ruling from the Internal Revenue Service that the Spinoff will be tax-free to Marriott International, Inc. and its shareholders. The Company will be renamed "Marriott International, Inc." and its common stock will be listed on the New York Stock Exchange, subject to official notice of issuance.

  The Spinoff and merger transactions are expected to be consummated on March 27, 1998, subject to customary conditions, including approval by Marriott International, Inc.'s shareholders. A special meeting of shareholders is scheduled to be held on March 17, 1998 for purposes of considering and acting on the foregoing transactions and related matters. A proxy statement and proxy card relating to the special meeting were mailed beginning on February 16, 1998 to shareholders of record of Marriott International, Inc. on January 28, 1998.

  Upon consummation of the Spinoff, the Company will have two classes of common stock. One class will have one vote per share (New Marriott Common Stock) and one class will have ten votes per share (New Marriott Class A Common Stock). Each holder of Marriott International, Inc. common stock on the record date for the Spinoff will receive one share of New Marriott Common Stock and one share of New Marriott Class A Common Stock for each share of Marriott International, Inc. common stock owned on such date. The rights, powers and preferences of the two classes of stock will otherwise be identical, except that the Board of Directors may declare and pay a regular quarterly cash dividend on the New Marriott Common Stock that may be up to 125 percent of the cash dividend declared and paid on the New Marriott Class A Common Stock, and the New Marriott Common Stock has certain customary minority rights protection provisions that apply if a person or group of persons acquires over 15 percent of the outstanding shares of New Marriott Class A Common Stock after the Spinoff, and does not at that time hold at least the same percentage of New Marriott Common Stock.

  The Company has entered into a $1.5 billion multicurrency revolving credit agreement permitting borrowings by the Company following consummation of the Spinoff. The facility has a term of five years and borrowings will bear interest at the London Interbank Offered Rate (LIBOR) plus a spread, based on the Company's public debt rating. Additionally, annual fees will be paid on the facility at a rate also based on the Company's public debt rating.

  Each outstanding zero-coupon convertible subordinated note (LYONs) of Marriott International, Inc. will be convertible into 8.76 shares of New Marriott Common Stock, 8.76 shares of New Marriott Class A Common Stock and 2.19 shares of SMS common stock (after giving effect to a one-for-four reverse stock split). The LYONs will be assumed by the Company, and SMS will assume nine percent of the LYONs obligation, which percentage is based on an estimate of the relative equity values of SMS and the Company.

  On February 25, 1998, Marriott International, Inc. commenced a tender offer and consent solicitation for all $600 million of its outstanding public senior debt (the Marriott International Public Debt) and RHG Finance Corporation, a subsidiary of Marriott International, Inc. (and which will be a subsidiary of the Company upon the Spinoff), commenced a tender offer and consent solicitation for all $120 million of its outstanding public debt (the RHG Public Debt), which is guaranteed by Marriott International, Inc. In the event that the consent solicitation for any of the four series of Marriott International Public Debt is unsuccessful, the Company will assume the debt of such series that is not purchased by Marriott International, Inc. in the tender offer, and any untendered RHG Public Debt will constitute part of the Company's consolidated debt and will be guaranteed by the Company. Under its agreements with Sodexho and Marriott International, Inc., to the extent that the Company assumes any such Marriott International Public Debt, or any RHG Public Debt is not purchased in the tender offer, Marriott International, Inc. will make a cash payment to the Company in an amount equal to the aggregate amount of such debt.

  The Company and SMS will enter into agreements under which the Company will distribute food and supplies and provide administrative and data processing services to SMS. The rights to all Marriott trademarks and trade names will be transferred to the Company, which will license to SMS, for a period of four years, certain Marriott brand names used in the food service and facilities management businesses.

  Financial information by industry segment and geographic area as of January 2, 1998 and for the three fiscal years then ended, appears in the Combined Statement of Income, the Summary of Significant Accounting Policies -- International Operations and the Business Segments notes to the Combined Financial Statements included in Part II, Item 8.

Employee Relations
------------------

  At January 2, 1998, the Company had approximately 117,000 employees. Approximately 3,500 employees at properties managed by the Company were represented by labor unions. The Company believes its relations with employees are positive.

Other Properties
----------------

  In addition to the operating properties discussed below, the Company leases an 870,000 square foot office building, located in Bethesda, Maryland, which serves as the Company's headquarters. This lease has an initial term which expires in 2004, and includes options for an additional 15 years.

  The Company believes its properties are in generally good physical condition with need for only routine repair and maintenance.

LODGING

  The Company's Lodging businesses included 1,478 operated or franchised hotels with 297,086 rooms at January 2, 1998, under 10 distinct brands, serving all segments of the lodging industry: Marriott Hotels, Resorts and Suites (full-service); Ritz-Carlton (luxury); Renaissance (full-service); New World (full-service); Ramada International (moderate-price, full-service); Residence Inn (extended-stay); Courtyard hotels (moderate-price); Fairfield Inn and Suites (economy); TownePlace Suites (moderate-price, extended-stay) and serviced apartments including those operated under the Marriott Executive Residences brand (extended-stay, international). The Company is also a leading developer and operator of vacation timesharing properties (Marriott Vacation Club International).

Company-Operated Lodging Properties
-----------------------------------

  At January 2, 1998, the Company operated a total of 729 properties (191,214 rooms) across its 10 lodging brands under long-term management or lease agreements with property owners (together, the Operating Agreements).

  Terms of the Company's management agreements vary, but typically include base and incentive management fees and reimbursement of costs (both direct and indirect) of lodging operations. Such agreements are generally for initial periods of 20 to 30 years, with options to renew for up to 50 additional years. The Company's lease agreements also vary, but typically include fixed annual rentals plus additional rentals based on a percentage of annual revenues in excess of a fixed amount. Many of the Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Additionally, a number of the Operating Agreements permit the owners to terminate the agreement if financial returns fail to meet defined levels and the operator has not cured such deficiencies.

  The Company's responsibilities for units it operates include hiring, training and supervising the managers and employees required to operate the facilities. The Company provides centralized reservation services, and national advertising, marketing and promotional services, as well as various accounting and data processing services. The Company prepares and implements annual budgets for lodging facilities that it operates. Additionally, the Company is responsible for allocating funds, generally a fixed percentage of revenue, for periodic renovation of buildings and replacement of furnishings. The Company believes that its ongoing refurbishment program is adequate to preserve the competitive position and earning power of the hotels.

Franchised Lodging Properties
-----------------------------

  The Company has franchising programs that permit the use of its brand names and its lodging systems by other hotel owners and operators. Under these programs, the Company receives an initial application fee and continuing royalty fees, which typically range from 4 percent to 6 percent of room revenues for all brands, plus 2 percent to 3 percent of food and beverage revenues for full-service hotels. In addition, franchisees contribute to the national marketing and advertising programs, and pay fees for use of the Company's centralized reservation systems. At January 2, 1998, the Company had 749 franchised properties (105,872 rooms).

Summary of Hotels by Brand
--------------------------

 The table below shows the distribution of hotels by brand as of January 2, 1998.

                                                      Company-operated                    Franchised
                                               ------------------------------   -------------------------------
                    Brand                          Units           Rooms            Units            Rooms
--------------------------------------------   -------------   --------------   --------------   --------------
Marriott Hotels, Resorts and Suites.........          204          87,423              122           37,148
Ritz-Carlton................................           33          11,416                -                -
Renaissance.................................           62          24,183                8            2,587
New World...................................           14           6,889                -                -
Ramada International........................           33           7,032               41            7,444
Residence Inn...............................          112          14,719              146           15,957
Courtyard...................................          210          30,731              139           17,015
Fairfield Inn and Suites....................           51           7,133              293           25,721
TownePlace Suites...........................            2             184                -                -
Marriott Executive Residences and Other.....            8           1,504                -                -
                                               -------------   --------------   --------------   --------------
Total.......................................          729         191,214              749          105,872
                                               =============   ==============   ==============   ==============

  A significant proportion of hotels operated or franchised by the Company at January 2, 1998 were located outside the U.S., as follows:

                                                                    U.S.                                 Non-U.S.
                                                     --------------------------------      ----------------------------------
                      Brand                               Units             Rooms               Units               Rooms
-------------------------------------------------    -------------     --------------      --------------      --------------
Marriott Hotels, Resorts and Suites..............           254           101,641                  72              22,930
Ritz-Carlton.....................................            20             7,166                  13               4,250
Renaissance......................................            31            14,145                  39              12,625
New World........................................             -                 -                  14               6,889
Ramada International.............................             -                 -                  74              14,476
Residence Inn....................................           254            30,125                   4                 551
Courtyard........................................           338            46,715                  11               1,031
Fairfield Inn and Suites.........................           344            32,854                   -                   -
TownePlace Suites................................             2               184                   -                   -
Marriott Executive Residences and Other..........             -                 -                   8               1,504
                                                     -------------     --------------      --------------      --------------
Total............................................         1,243           232,830                 235              64,256
                                                     =============     ==============      ==============      ==============

  Marriott Hotels, Resorts and Suites primarily serve business and leisure travelers and meeting groups at locations in downtown and suburban areas, near airports and at resort locations. Most Marriott full-service hotels contain from 300 to 500 rooms. However, the 19 convention hotels (approximately 18,500 rooms) are larger and contain up to 1,900 rooms. Marriott full-service hotel facilities typically include swimming pools, gift shops, convention and banquet facilities, a variety of restaurants and lounges and parking facilities. The 35 Marriott resort hotels (approximately 15,000 rooms) have additional recreational facilities, such as tennis courts and golf courses. The 10 Marriott Suites (approximately 2,600 rooms) are full-service suite hotels that typically contain about 250 suites, each consisting of a living room, bedroom and bathroom. These properties have only limited meeting space.

  The Company operates 25 conference centers, with approximately 4,400 guest rooms, located throughout the United States. Some of the centers are used exclusively by employees of the sponsoring organization, while others are marketed to outside meeting groups and individuals. The centers typically include meeting room space, dining facilities, guest rooms and recreational facilities. The Company receives management fees for operating the conference centers under contracts which typically range from one to five years. Management fees are generally based on a fixed amount or a percentage of revenues, and some of the management contracts provide for the Company to earn incentive fees if certain financial targets are exceeded.

  Room revenues for Marriott full-service hotels contributed approximately 61 percent of the Company's full-service hotel sales for fiscal year 1997, with the remainder coming from food and beverage operations, recreational facilities and other services. Individual business and leisure travelers accounted for approximately 62 percent of occupied room nights at the Company full-service hotels for fiscal year 1997, with group meetings representing another 38 percent. Although business at many resort properties is seasonal depending on location, overall hotel profits have been relatively stable and include only moderate seasonal fluctuations.

  As of January 2, 1998, Marriott Hotels, Resorts and Suites were located in 41 states, the District of Columbia and 33 other countries. The Company expects to add 21 operated or franchised Marriott Hotels, Resorts and Suites (approximately 6,100 rooms) during 1998. Of these hotel rooms, approximately 50 percent will be located outside the United States.

  At January 2, 1998, Marriott Hotels, Resorts and Suites operated or franchised by the Company were located outside the U.S. in the United Kingdom (23 hotels), Continental Europe (14 hotels), Asia (eight hotels), the Americas (17 hotels), Africa and the Middle East (eight hotels) and Australia (two hotels).

  Ritz-Carlton hotels and resorts are renowned for their distinctive architecture and the quality of their facilities, dining and guest service.
Most Ritz-Carlton hotels have 200 to 500 guest rooms and typically include meeting and banquet facilities, a variety of restaurants and lounges, gift shops, swimming pools and parking facilities. Resort guests usually have access to additional recreational amenities, such as tennis courts and golf courses.

  As of January 2, 1998, Ritz-Carlton luxury hotels and resorts were located in the United States and 12 other countries. It is expected that three Ritz-Carlton hotels (approximately 1,000 rooms) will be opened during 1998.

  Renaissance is a global quality tier brand which targets business travelers, group meetings and leisure travelers. Renaissance hotels are generally located in downtown locations of major cities, in suburban office parks, near major gateway airports and in destination resorts. Most hotels contain 300 to 500 rooms; however, a few of the convention hotels are larger in size, and some hotels in non-gateway markets, particularly in Europe, are smaller. Renaissance hotels typically include an all-day dining restaurant, a specialty restaurant, club floors and lounge, boardrooms, convention and banquet facilities. There are 15 Renaissance Resorts which have additional recreational facilities including golf, tennis and water sports. As of January 2, 1998, Renaissance hotels were located in 15 states, the District of Columbia and 22 other countries.

  At January 2, 1998, Renaissance hotels operated or franchised by the Company were located outside the U.S. in Continental Europe (16 hotels), Asia (12 hotels), the Americas (eight hotels), Africa and the Middle East (two hotels) and Australia (one hotel).

  New World primarily targets international business travelers. New World hotels are located exclusively in the Asia-Pacific region and are concentrated in the major business districts of gateway cities in China and Southeast Asia. With hotels in the key gateway markets to China of Hong Kong, Beijing and Shanghai, New World has expanded into China's secondary business centers. New World hotels typically range in size from 300 to 600 rooms and offer multiple restaurants and lounges, executive floors and a variety of recreational, banquet and meeting facilities. As of January 2, 1998, New World hotels were located in seven countries outside the U.S.

  Ramada International is a moderately priced, full-service brand targeted at business and leisure travelers. Each full-service Ramada International property includes a restaurant, a cocktail lounge and full-service meeting and banquet facilities. Ramada International hotels are located primarily in Europe in major and secondary cities, near major international airports and suburban office park locations. The Company also receives a royalty fee from Cendant Corporation (successor to HFS, Inc.) and Ramada Franchise Canada Limited for the use of the Ramada name in the United States and Canada, respectively.

  As of January 2, 1998, Ramada International hotels were located in 22 countries outside the U.S., including the United Kingdom (four hotels), Continental Europe (48 hotels), Asia (11 hotels), Central and South America (three hotels), Africa and the Middle East (five hotels) and Australia (three hotels).

  The Company expects to add 17 hotels (approximately 4,000 rooms) to the Renaissance, New World and Ramada International brands during fiscal 1998.

  Courtyard hotels is the Company's moderate-price limited service hotel product. Aimed at individual business and leisure travelers as well as families, Courtyard hotels maintain a residential atmosphere and typically have 80 to 150 rooms. Well landscaped grounds include a courtyard with a pool and social areas. Most hotels feature meeting rooms, limited restaurant and lounge facilities, and an exercise room. The operating systems developed for these hotels allow Courtyard to be price competitive while providing better value through superior facilities and guest service.

  As of January 2, 1998, Courtyard hotels were located in 42 states, the District of Columbia, Canada and the United Kingdom. The Company expects to add 36 properties (approximately 5,000 rooms) to its Courtyard hotel system during fiscal 1998, primarily through franchising.

  Residence Inn is the U.S. market leader in the extended-stay lodging segment, which caters primarily to business, government and family travelers who stay more than five consecutive nights. Residence Inns generally have 80 to 130 studio and two-story penthouse suites. Most inns feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. The inns do not have restaurants but offer complimentary continental breakfast. Each suite contains a fully equipped kitchen, and many suites have wood-burning fireplaces.

  As of January 2, 1998, Residence Inns were located in 43 states, Canada and Mexico. The Company expects to add 34 inns (approximately 4,000 rooms) to its Residence Inn system during fiscal 1998, primarily through franchising.

  Fairfield Inn and Suites is the Company's economy lodging product which competes directly with major national economy motel chains. Aimed at cost-conscious individual business and leisure travelers, a typical Fairfield Inn has 65 to 135 rooms and offers a swimming pool, complimentary continental breakfast and free local phone calls. Fairfield Suites are designed to meet the needs of travelers who require more space and amenities. They feature suites that are 25 percent larger than the typical Fairfield Inn room, and offer a broader range of amenities.

  As of January 2, 1998, Fairfield Inn and Suites were located in 47 states.
The Company expects to add 44 franchised Fairfield Inn and Suites (approximately 3,900 rooms) to its system during fiscal 1998.

  TownePlace Suites is a moderately priced, extended-stay hotel product that is designed to appeal to business and leisure travelers. The standard TownePlace Suites hotel consists of two interior-corridor buildings containing 95 units consisting of high-quality one- and two-bedroom studio suites. Each suite has a fully equipped kitchen and separate living area. Each hotel provides housekeeping services and has on-site exercise facilities, an outdoor pool, 24-hour staffing and laundry facilities. The Company plans to open 18 TownePlace Suites (approximately 1,900 rooms) during fiscal 1998.

  Serviced apartments provide temporary housing for business executives and others who need quality accommodations outside their home country for 30 or more days. Some serviced apartments operate under the Marriott Executive Residences brand, that was introduced in February 1997 and is being developed specifically for the long-term international traveler.

  Marriott Vacation Club International develops, sells and operates vacation timesharing resorts. Profits are generated from three primary sources: (1) selling fee simple and other forms of timeshare interests, (2) operating the resorts and (3) financing consumer purchases of timesharing intervals.

  Some timesharing resorts are located adjacent to Marriott hotels and timeshare owners have access to certain hotel facilities during their vacation. Owners can trade their annual interval for intervals at other Marriott timesharing resorts or for intervals at certain timesharing resorts not otherwise sponsored by the Company through an affiliated exchange company. Owners also can trade their unused interval for points in the Marriott Rewards program, enabling them to stay at over 1,300 Marriott hotels worldwide.

  In 1997, the Company had 11 resorts in active sales, including the historic Custom House in Boston, which is the Company's first urban timeshare project and the Company's first European timeshare resort in Marbella, Spain.

Additionally, the Company announced its second European timeshare and golf resort on the island of Mallorca in Spain. In 1997, the Company added 20,000 new owners taking the Company's total timeshare owners to over 100,000. In addition, the Company purchased a minority ownership in Interval International, Inc., one of the leading timeshare interval exchange companies.

  As of January 2, 1998, the Company operated 32 timeshare resorts located in the Continental U.S. (28 resorts), Hawaii (one resort), the Caribbean (two resorts) and Europe (one resort).

Other Activities
-----------------

 Marriott Golf manages 17 golf course facilities for the Company and other golf course owners.

  The Company has provided event planning and management services since 1996 under the brand name of Marquis Events International by Marriott. In 1996, the Company was awarded a contract by the National Football League to be the official provider of hospitality services such as catering, beverage services, entertainment and decor to the NFL's corporate clientele for the 1997, 1998 and 1999 Super Bowls.

  The Company operates systemwide hotel reservation centers in Omaha, Nebraska; Salt Lake City, Utah; Atlanta, Georgia; Los Angeles, California; and London, England that handle reservation requests for Marriott lodging brands worldwide, including franchised units. A further eight regional administrative office locations also serve as reservation centers. The Company owns the Omaha facility and leases the other facilities.

  The Company's Architecture and Construction Division assists in the design, development, construction and refurbishment of lodging properties and senior living communities.

Competition
-----------

  The Company encounters strong competition both as a hotel operator and a franchisor. There are over 500 hotel management companies in the United States, including several that operate more than 100 properties. These operators are primarily private management firms, but also include several large national chains that own and operate their own hotels and also franchise their brands. Hotel management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

  Affiliation with a national or regional brand is prevalent in the U.S. lodging industry. In 1997, the majority of U.S. hotel rooms were brand-affiliated.
Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is fairly concentrated, with the three largest franchisors operating multiple hotel brands accounting for a significant proportion of all U.S. rooms.

  Outside the United States, branding is much less prevalent, and most markets are served primarily by independent operators. The Company believes that chain affiliation will increase in overseas markets as local economies grow, trade barriers are reduced, international travel accelerates and hotel owners seek the economies of centralized reservation systems and marketing programs.

  The Company has approximately a six percent share of the U.S. lodging market and less than a one percent share of the lodging market outside the United States. The Company's brands are attractive to hotel owners seeking a management company or franchise affiliation, because its hotels typically generate higher occupancies and revenue per available room (REVPAR) than direct competitors in most market areas. The Company attributes this performance premium to its success in achieving and maintaining strong customer preference. The Company believes its superior facilities, national marketing programs, reservation systems and its emphasis on guest service and satisfaction are contributing factors.

  The Company's properties are regularly upgraded to maintain their competitiveness. The vast majority of rooms in the Marriott lodging system either opened or have been refurbished in the past five years. The Company also strives to continually update and improve the products and services offered.
The Company believes that by operating a number of hotels in each of its brands, it stays in direct touch with customers and reacts to changes in the marketplace more quickly than chains which rely exclusively on franchising.

  Repeat guest business is enhanced by the Marriott Rewards and Marriott Miles programs, which reward frequent travelers with free stays at Marriott hotels or free travel on participating airlines. Marriott Rewards, introduced in the spring of 1997, is a multi-brand frequent guest program and replaced the Company's 14-year-old Honored Guest Awards program. In addition to the participation of seven Marriott brands and Marriott Vacation Club International, Marriott Rewards has formed a partnership with select Ritz-Carlton hotels and also allows members to exchange points for frequent flyer miles with nine partner airlines. Management believes that the frequent stay programs generate substantial repeat business that might otherwise go to competing hotels.

  The resort timesharing industry also is very competitive. Formerly dominated by real estate development companies and entrepreneurs, the industry has recently begun to attract well capitalized corporations with significant experience in the lodging and hospitality-related industries. The Company currently has about a six percent share of this rapidly growing industry's annual worldwide sales of about $6 billion. The Company competes by offering premium quality products at attractive locations to prospective timeshare buyers, many of whom are familiar with the Company's strong commitment to customer satisfaction through its hotel properties. Approximately 26 percent of the Company's ownership resort sales come from additional purchases by or referrals from existing owners.

CONTRACT  SERVICES

  The Contract Services segment includes two businesses: Marriott Senior Living Services (development and operation of senior living communities and related senior care services) and Marriott Distribution Services (distribution of food and supplies).

Marriott Senior Living Services
-------------------------------

  Through its Senior Living Services business, the Company develops and operates both "independent full-service" and "assisted living" senior living communities and provides related senior care services. Most are rental communities with daily rates that depend on the amenities and services provided. The Company is the largest U.S. operator of senior living communities in the quality tier.

  As of January 2, 1998, the Senior Living Services business operated 44 independent full-service senior living communities, which offer both independent living apartments and personal assistance units for seniors. Most of these communities also offer licensed nursing care.

  As of January 2, 1998, the Senior Living Services business also operated 45 assisted living senior living communities under the names "Brighton Gardens by Marriott," "Village Oaks," "National Guest Homes" and "Hearthside." Assisted living senior living communities are for seniors who presently require personal assistance with hygiene, administration of medication, mobility and other daily activities which do not require skilled nurses. The Brighton Gardens concept is quality tier assisted living which generally has 100 single resident assisted living suites and 30 to 45 nursing beds in a community. Alzheimer care units are also provided at 23 communities. Village Oaks and National Guest Homes are moderately priced assisted living concepts which emphasize non-family companion living and generally have 70 two-person suites in a community. These concepts are geared for the cost-conscious senior who enjoys the companionship of another unrelated individual. Hearthside assisted living communities consist of a cluster of six or seven 14-room cottages which offer residents small scale and family-like living at a moderate price and single resident assisted living suites.

  The assisted living concepts typically include three meals per day, linen and housekeeping services, security, transportation, and social and recreational activities. Additionally, skilled nursing and therapy services are generally available to Brighton Gardens and Hearthside residents.

  Terms of the senior living services management agreements vary but typically include base management fees, ranging from four to five percent of revenues, central administrative services reimbursements and incentive management fees. Such agreements are generally for initial periods of five to 30 years, with options to renew for up to 25 additional years. Under the terms of the lease agreements covering certain of the communities, the Company pays the owner fixed annual rentals plus additional rentals equal to a percentage of annual revenues in excess of a fixed amount.

  The senior living services market is one of the fastest-growing segments of the U.S. economy and the Company is expanding its Senior Living Services division to meet this growing demand. By the end of fiscal 1998, the Company expects to operate approximately 120 senior living communities.

 As of January 2, 1998, the Company operated 89 senior living communities in 24 states.

                                                        Communities         Units/1/
                                                     ----------------    --------------
Independent full-service
 - owned........................................            3                 1,189
 - operated under long-term agreements..........           41                11,074
                                                     ----------------    --------------
                                                           44                12,263
                                                     ----------------    --------------

Assisted living
 - owned........................................           12                 1,242
 - operated under long-term agreements..........           33                 4,188
                                                     ----------------    --------------
                                                           45                 5,430
                                                     ----------------    --------------
 Total senior living communities................           89                17,693
                                                     ================    ==============

----------
/1/ Units represent independent and assisted living apartments plus beds in nursing centers.

Marriott Distribution Services
------------------------------

  Marriott Distribution Services (MDS) is a United States limited-line distributor of food and related supplies, carrying an average of 3,000 product items per distribution center. This business unit originally focused on purchasing, warehousing and distributing food and supplies to other Marriott businesses. In recent years, however, MDS has steadily increased its third-party business to about 65 percent of total sales volume in fiscal year 1997, compared to less than 15 percent in fiscal year 1988.

  MDS operated a nationwide network of 15 distribution centers as of January 2, 1998, including three centers opened during 1997. Leased facilities are generally built to the Company's specifications, and utilize a narrow aisle concept and technology to enhance productivity.

  MDS plans to pursue new business by leveraging its purchasing economies, quality assurance programs and operating systems.

Competition
-----------

 The Company encounters strong competition in each of its Contract Services businesses.

  Marriott Senior Living Services competes mostly with local and regional providers of long-term health care and senior living services, although some national providers are emerging in the assisted living market. Marriott Senior Living Services is able to compete by operating well maintained facilities and by providing quality health care, food service and other services at reasonable prices. The reputation for service associated with the Marriott name is also attractive to residents and their families. Additionally, Marriott Senior Living Services has focused on developing relationships with professionals who often refer seniors to senior living communities, such as hospital discharge planners and ministers. By educating these groups on the assisted living concept, and familiarizing them with the Marriott product and associates, Marriott Senior Living Services generates a significant volume of referrals that helps its senior living communities to quickly achieve high, stabilized occupancy levels.

  MDS competes with numerous national, regional and local distribution companies in the $134 billion U.S. food distribution industry. MDS attracts clients by adopting competitive pricing policies and by maintaining one of the highest order fill rates in the industry. In addition, MDS uses its purchasing leverage and limited product lines to provide a favorable cost structure.

ITEM 3.  LEGAL PROCEEDINGS

  There are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The New Marriott Common Stock and the New Marriott Class A Common Stock have been accepted for listing on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and Philadelphia Stock Exchange, subject to official notice of issuance.

  At February 24, 1998, there were 100 shares of Company common stock outstanding, all of which were held by Marriott International, Inc.

ITEM 6.  SELECTED  HISTORICAL  FINANCIAL  DATA

  The following table presents summary selected historical financial data for the Company derived from its financial statements as of and for the five fiscal years ended January 2, 1998.

  The historical information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Combined Financial Statements and notes thereto, each contained herein. Per share data has not been presented because the Company was not a publicly held company during the periods presented below.

                                                                          Fiscal Year
                                                  ----------------------------------------------------------
                                                       1997       1996/1/      1995       1994        1993
                                                  ----------------------------------------------------------
                                                                         (in millions)
INCOME STATEMENT DATA:
Sales.............................................  $  9,046    $  7,267    $  6,255    $  5,746    $  4,665
Operating Profit Before
 Corporate Expenses and Interest..................       609         508         390         316         267
Income Before Cumulative Effect
 of a Change in Accounting Principle/2/...........       324         270         219         162         125
Net Income........................................       324         270         219         162          95
BALANCE SHEET DATA (AT END OF YEAR):
Total Assets......................................     5,557       4,198       3,179       2,401       2,285
Long-Term and Convertible Subordinated Debt.......       422         681         180         102         113



-----------------------
/1/ Fiscal year 1996 includes 53 weeks, all other years include 52 weeks.
/2/ Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," was adopted in the first fiscal quarter of 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following discussion presents an analysis of results of operations of the Company for fiscal years ended January 2, 1998 (52 weeks), January 3, 1997 (53 weeks) and December 29, 1995 (52 weeks). Comparable statistics are used throughout this report and are based upon Company-operated U.S. properties. The Ramada International and New World brands do not have any U.S. properties.

1997 Compared to 1996.

  Net income increased 20 percent to $324 million in fiscal 1997, on a sales increase of 24 percent to $9 billion, driven by contributions from new unit expansion, including acquisitions, and strong profit growth for the Lodging segment.

  LODGING operating profit was up 26 percent on 20 percent higher sales, benefiting from favorable conditions in the U.S. lodging market, and contributions from new properties. The revenue increase resulted from average REVPAR growth across all brands of eight percent and the net addition of 325 hotels (69,810 rooms), including the acquisition of Renaissance Hotel Group N.V.
(RHG). This revenue growth resulted in higher base management and franchise fees. Revenue growth also contributed to higher house profits which resulted in higher incentive management fees.

  Profits for Marriott Hotels, Resorts and Suites increased in excess of 20 percent in fiscal 1997 on sales growth of seven percent, which reflects the addition of a net of two units (881 rooms) in the U.S. and a net of eight units (2,903 rooms) internationally. Comparable Company-operated U.S. hotels achieved seven percent higher sales due to REVPAR increases of nine percent resulting from room rate growth of nine percent to $129. These sales gains, coupled with profit margin improvements, generated substantially higher incentive management fees at many properties. Profits for international hotels also were higher, primarily because of contributions from new properties in 1996 and 1997.

  Ritz-Carlton reported an increase in average room rates of five percent to $185 and an increase in occupancy of four percentage points to 79 percent, resulting in a 10 percent increase in REVPAR.

  RHG, which is comprised of the Renaissance, New World and Ramada International brands, contributed $594 million in sales since its March 29, 1997 acquisition. REVPAR for Company-operated U.S. Renaissance hotels increased six percent due to higher room rates and a slight decrease in occupancy. Integration of RHG into the Company's payroll, procurement, marketing and sales, reservation and yield management systems continues to progress on schedule and is expected to contribute to revenue gains and margin improvements in 1998.

  The limited-service lodging brands reported eight percent higher sales and more than 25 percent profit growth in fiscal 1997 benefiting from increased incentive management fees on Company-operated properties and expansion of franchising programs. The limited-service brands added a net of 149 properties (16,390 rooms), primarily franchises, during fiscal 1997.

 .    Courtyard, the Company's moderate-price brand, posted a five percent increase in sales for comparable Company-operated units, as average room rates and REVPAR were up eight percent, while occupancy remained at 81 percent.

 .    Residence Inn, the Company's extended-stay brand, generated five percent growth in sales for comparable Company-operated units, as average room rates climbed eight percent to $95, while occupancy dipped slightly to 84 percent resulting in a six percent increase in REVPAR.

 .    Fairfield Inn and Suites, the Company's economy brand, reflected a decrease of two percent in sales for comparable Company-operated units. A two percent increase in average room rates to $51 was offset by a slight decline in occupancy to 75 percent, resulting in no change in REVPAR.

  Marriott Vacation Club International posted a 21 percent increase in the number of timeshare intervals sold and 51 percent growth in financially reported sales under the percentage of completion method. The sales increase resulted from strong performance in several locations, including Marriott Vacation Club International's first European resort in Marbella, Spain, as well as Fort Lauderdale and Orlando, Florida and Hilton Head, South Carolina. Increased profits from resort development were offset by reduced financing income, due to lower sales of timeshare notes receivable during fiscal 1997.

  CONTRACT SERVICES reported a 29 percent decrease in operating profit on 44 percent higher sales in fiscal 1997. Profit comparisons between years are effected by sales to investors during 1996 and 1997 of 43 senior living communities which the Company continues to operate under long-term agreements. Before the impact of these transactions, Contract Services profits increased four percent over fiscal 1996. Contract Services operating profit was also adversely affected by start-up losses for new distribution centers and distribution accounts.

  Marriott Senior Living Services reported a sales increase of 28 percent in fiscal 1997 over 1996, primarily due to the opening of 17 communities during 1997 and a two percentage point increase in occupancy, to 95 percent, for comparable properties. Operating profit declined as "ownership profits" from 43 properties sold to investors since the beginning of 1996 were replaced with "managed operating profits."

  Marriott Distribution Services' sales were up sharply in fiscal 1997 as a result of the addition of several major restaurant customers and the net addition of two new distribution centers. Profits, however, were lower in fiscal 1997 due to start-up costs associated with the new centers, as well as costs of integrating the new business into existing distribution centers.

  Corporate expenses rose 21 percent in 1997, due to non-cash items associated with investments generating significant income tax benefits as well as modest staff increases to accommodate growth and new business development. Interest expense decreased 41 percent from fiscal 1996 due to the sale of the 29 Forum Group communities to Host Marriott. Interest income declined 14 percent, primarily due to collections on, and sales of, affiliate and other notes receivable.

  The Company's effective income tax rate increased to 39 percent in 1997, compared to 38 percent in 1996, primarily due to the RHG acquisition. The effective tax rate is expected to decline about one-half percentage point in 1998.

1996 Compared to 1995.

  Net income increased 23 percent to $270 million in 1996, driven by contributions from new unit expansion and strong profit growth for both the Lodging and Contract Services segments, partially offset by higher interest and corporate expenses.

  Sales were up 16 percent to $7.3 billion in 1996. The impact of the 53rd week on 1996 results of operations was not significant.

  LODGING operating profit was up 26 percent on 10 percent higher sales, benefiting from favorable conditions in the U.S. lodging market, and contributions from new properties. The Company added a net of 146 hotels (18,204 rooms) and opened four new vacation club resorts during the year.

  Profits for Marriott Hotels, Resorts and Suites rose 24 percent in 1996 on sales growth of nine percent reflecting the addition of a net of two units (1,006 rooms) in the U.S. and a net of 17 units (3,768 rooms) internationally. Comparable Company-operated U.S. hotels posted eight percent higher sales due to room rate growth of seven percent to $118, and a one percentage point increase in occupancy to 78 percent. These sales gains, coupled with profit margin improvements, generated substantially higher incentive management fees at many properties. Profits for international hotels also were higher, primarily because of contributions from new properties.

  The limited-service lodging brands reported 10 percent higher sales and 29 percent profit growth in 1996, also benefiting from increased incentive management fees on Company-operated properties, and expansion of franchising programs. The three brands added a net of 125 properties (12,888 rooms), primarily franchises, during 1996.

 .    Courtyard posted an eight percent increase in sales for comparable Company-
     operated units, as average room rates were up eight percent to $78, while occupancy remained at 81 percent.

 .    Residence Inn generated eight percent growth in sales for comparable
     Company-operated units, as average room rates climbed seven percent to $89, while occupancy dipped slightly to 85 percent.

 .    Fairfield Inn and Suites achieved a six percent sales gain for comparable
     Company-operated units, as average room rates were boosted 10 percent to $50. Occupancy fell four percentage points to 77 percent, reflecting the planned shift to higher rated business. The Company introduced Fairfield Suites in 1996.

  Marriott Vacation Club International posted a 25 percent increase in the number of timeshare intervals sold and 17 percent growth in financially reported sales under the percentage of completion method. Income from owner financing activities and resort management also increased. Profits were flat, reflecting higher marketing and selling costs associated with new resort locations, off-site sales centers and establishing a European operations group.

  Also contributing to 1996 lodging profit growth was higher income from the Company's investment in The Ritz-Carlton Hotel Company LLC. For comparable U.S. hotels, the luxury chain posted a 10 percent increase in sales as average room rates increased four percent to $181 and occupancy increased to 75 percent. In addition, house profit margins improved, benefiting from integration with Marriott Lodging systems and programs.

  CONTRACT SERVICES reported a 87 percent increase in operating profit on 52 percent higher sales in fiscal 1996 primarily due to the March 1996 acquisition of the Forum Group.

  Sales for Marriott Senior Living Services increased 117 percent in 1996, while profits were up more than five fold from 1995 levels. Excluding the impact of the Forum Group acquisition, sales increased 23 percent and profits increased 18 percent. Overall growth was generated by a gain in occupancy to 96 percent, and a two percent increase in average per diem rates for comparable Marriott senior living communities, strong move-in rates at 11 communities opened since the beginning of 1995 and contributions from the acquired Forum Group communities.

  Sales for Marriott Distribution Services grew 35 percent in 1996, as the division opened five new distribution centers and added several major external restaurant accounts. Profits were flat in 1996, as sales gains were offset by start-up costs associated with the new centers and new business.

  Corporate expenses rose 24 percent in 1996, reflecting higher outlays associated with new business development and staff additions to facilitate the Company's growth. Additionally, costs increased due to tax-related investments which generated significant after-tax savings. Interest expense increased significantly as a result of interest expense on debt associated with the Forum Group acquisition. Interest income declined five percent, primarily due to collections on, and sales of, affiliate and other notes receivable.

  The Company's effective income tax rate declined to 38 percent in 1996, compared to 39.4 percent in 1995. This favorable trend reflects the Company's ongoing participation in jobs and affordable housing tax credit programs.

LIQUIDITY AND CAPITAL RESOURCES

Growth Strategy
---------------

  After the Spinoff, the Company will have substantial investment capacity with which to pursue growth opportunities. The Company's lodging management and franchise operations and its contract services businesses generate substantial operating cash flow, with only modest reinvestment requirements. The Company's lodging division expects to add more than 140,000 rooms over the five years 1998-2002, and to significantly expand its portfolio of vacation club resorts. During the same period, the Company also expects to take advantage of significant opportunities in the senior living services market by more than tripling the number of senior living communities it operates.

  The planned capital structure of the Company, following the Spinoff, is part of an integrated strategy for a focused hospitality company with substantially increased borrowing and investment capacity, as well as increased flexibility to use its equity, where prudent, to participate aggressively in the ongoing global consolidation of the lodging industry as well as the accelerating rate of consolidation of the senior living industry within the United States. The Company intends to pursue strategic acquisition opportunities.

  The Company believes that it will have access to financial resources sufficient to finance its growth, as well as to support ongoing operations and meet debt service and other cash requirements.

Cash From Operations
--------------------

  Cash from operations was $521 million in 1997, $504 million in 1996 and $281 million in 1995. The operating cash flow in 1997 primarily reflects higher earnings than 1996, offset by lower sales of timeshare notes receivable. While the Company's timesharing business generates strong operating cash flow, annual amounts are affected by the timing of cash outlays for the acquisition and development of new resorts and cash inflows related to purchaser financing. Interval sales financed by the Company are not included in operating cash flow until cash is collected or the notes are sold for cash.

  Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) was $679 million, $561 million and $437 million for fiscal years 1997, 1996 and 1995, respectively, representing a 21 percent increase in 1997 and a 28 percent increase in 1996. The Company considers EBITDA to be an indicator of its operating performance because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. Nevertheless, EBITDA should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles. A substantial portion of the Company's EBITDA is based on fixed dollar amounts or percentages of sales. This includes lodging base management and franchise fees and land rent. With more than 1,450 hotel properties, no single operation or customer is critical to the Company's financial results.

  The Company's ratio of current assets to current liabilities was .83 at January 2, 1998, compared to .70 at January 3, 1997. Each of the Company's businesses minimizes working capital through strict credit-granting policies, aggressive collection efforts and high inventory turnover. Working capital for managed hotels is generally advanced to the Company by the hotel owners.

Investing Activities Cash Flows
-------------------------------

  Acquisitions. The Company completed three major acquisitions during the last three years: Renaissance Hotel Group N.V., a premier operator and franchisor of approximately 150 hotels, under three brands, in 38 countries; Forum Group, Inc. (Forum), a leading provider of senior living services; and a 49 percent interest in The Ritz-Carlton Hotel Company LLC, one of the world's premier luxury hotel brands and management companies. The Company expects to exercise its right to acquire the remaining 51 percent of The Ritz-Carlton Hotel Company LLC within the next several years at prices based on Ritz-Carlton's cash flow.

  Dispositions. On April 3, 1997, the Company agreed to sell and leaseback, under long-term, limited-recourse leases, 14 limited service hotels for approximately $149 million in cash. Concurrently, the Company agreed to pay security deposits of $15 million, which will be refunded upon expiration of the leases. As of January 2, 1998, sales of all of the properties had closed, resulting in a $20 million excess of the sales price over the net book value, which will be recognized as a reduction of rent expense over the 17-year initial lease terms. On October 10, 1997, the Company agreed to sell, and leaseback, under long-term, limited-recourse leases, another nine limited service hotels for approximately $129 million in cash. Concurrently, the Company agreed to pay security deposits of $13 million, which will be refunded upon expiration of the leases. At January 2, 1998, sales of three of these nine properties had closed, resulting in a $7 million excess of the sales price over the net book value, which will be recognized as a reduction of rent expense over the 15-year initial lease terms. All of the aforementioned leases are renewable at the option of the Company.

  On April 11, 1997, the Company sold five senior living communities for cash consideration of approximately $79 million. On September 12, 1997, the Company agreed to sell another seven senior living communities for cash consideration of approximately $93 million. As of January 2, 1998, the sales of five of these properties had closed. The Company will continue to operate all of these communities under long-term management agreements.

  On June 21, 1997, the Company sold 29 senior living communities acquired as part of the Forum acquisition, to Host Marriott for approximately $550 million, resulting in no gain or loss. The consideration included approximately $50 million to be received subsequent to 1997 as expansions at certain communities are completed. The $500 million of consideration received during 1997 consisted of $222 million in cash, $187 million of outstanding debt, $50 million of notes receivable due June 20, 1998, and $41 million of notes receivable due January 1, 2001. The notes receivable from Host Marriott bear interest at nine percent. Under the terms of the sale, Host Marriott purchased all of the common stock of Forum which, at the time of the sale, included the 29 communities, certain working capital and associated debt. The Company will continue to operate these communities under long-term management agreements.

  The Company sold four senior living communities during 1996 and three senior living communities during 1995, retaining long-term operating agreements.

  Capital Expenditures and Other Investments. Capital expenditures in 1997, 1996 and 1995 of $520 million, $293 million and $127 million, respectively, included construction and development of new senior living communities and Courtyard, Residence Inn and TownePlace Suites properties. Capital expenditures are expected to increase in 1998. The Company expects that, over time, it will sell certain lodging and senior living service properties under development, or to be developed, while continuing to operate them under long-term agreements.

  The Company also will continue to make other investments to grow its businesses, including development of new timeshare resorts and loans and minority equity investments in connection with adding units to the Marriott Lodging and Senior Living Services businesses.

  The Company has made loans to owners of hotel and senior living properties which it operates or franchises. At January 2, 1998, and January 3, 1997, loans outstanding pursuant to this program totaled $351 million and $186 million, respectively. Unfunded commitments aggregating $220 million were outstanding at January 2, 1998. These loans are typically secured by mortgages on the projects. During 1997, $18 million of proceeds were received from sales of such loans to institutional investors. The Company participates in a program with an unaffiliated lender in which the Company may provide credit enhancements for loans made to facilitate third party ownership of Company-operated or franchised hotels and senior living services communities.

  The annual capital required by the Company to maintain its hotels and senior living communities is modest. Most of the Company's operating agreements require that specified percentages of sales be set aside for renovation and refurbishment of the properties.

  The Company, like most computer users, will be required to modify significant portions of its computer software so that it will function properly prior to, in the year 2000 and beyond. The Company has assembled a dedicated team to address the year 2000 issue. This team has completed an inventory of all systems requiring modification, and has completed the remediation of some significant systems. Many of the costs to be incurred will be reimbursed to the Company or otherwise paid directly by owners and clients, pursuant to existing contracts. Estimated pre-tax maintenance and modification costs to be borne by the Company are approximately $25 to $30 million and will be expensed as incurred. These amounts are subject to numerous estimation uncertainties including the extent of work to be done, availability and cost of consultants and the extent of testing required.

Cash From Financing Activities
------------------------------

  Non-interest bearing cash advances to or from Marriott International, Inc. are made to allow both the Company and Marriott International, Inc. to meet their respective cash requirements. Through such advances, the Company has had access to funds from Marriott International, Inc.'s $1.5 billion revolving credit facility and commercial paper program.

  In 1996, the Company received proceeds of $288 million from the issuance of zero coupon subordinated Liquid Yield Option Notes which have an aggregate maturity value of $540 million in 2011. Each $1,000 LYON was issued at a discount representing a yield to maturity of 4.25 percent.

  Upon consummation of the Spinoff, each LYON will be convertible into 8.76 shares of New Marriott Common Stock, 8.76 shares of New Marriott Class A Common Stock and 2.19 shares of SMS common stock (after giving effect to a one-for-four reverse stock split). The LYONs will be assumed by the Company, and SMS will assume nine percent of the LYONs obligation, which percentage is based on an estimate of the relative equity values of SMS and the Company. The Company will remain liable to the holders of the LYONs for any payments that SMS fails to make on its allocable portion.

  The Company has entered into a $1.5 billion multicurrency revolving credit agreement permitting borrowings by the Company following consummation of the Spinoff. The facility has a term of five years and borrowings will bear interest at LIBOR plus a spread, based on the Company's public debt rating. Additionally, annual fees will be paid on the facility at a rate also based on the Company's public debt rating.

  On February 25, 1998, Marriott International, Inc. commenced a tender offer and consent solicitation for all $600 million of its outstanding public senior debt (the Marriott International Public Debt) and RHG Finance Corporation, a subsidiary of Marriott International, Inc. (and which will be a subsidiary of the Company upon the Spinoff), commenced a tender offer and consent solicitation for all $120 million of its outstanding public debt (the RHG Public Debt), which is guaranteed by Marriott International, Inc. In the event that the consent solicitation for any of the four series of Marriott International Public Debt is unsuccessful, the Company will assume the debt of such series that is not purchased by Marriott International, Inc. in the tender offer, and any untendered RHG Public Debt will constitute part of the Company's consolidated debt and will be guaranteed by the Company. Under its agreements with Sodexho and Marriott International, Inc., to the extent that the Company assumes any such Marriott International Public Debt, or any RHG Public Debt is not purchased in the tender offer, Marriott International, Inc. will make a cash payment to the Company in an amount equal to the aggregate amount of such debt.

Dividends. The Company expects to pay quarterly dividends comparable to those historically paid by Marriott International, Inc.

Share Repurchases. The Company has been authorized by its Board of Directors to purchase, subsequent to the consummation of the Spinoff, up to approximately five million shares of New Marriott Common Stock and up to approximately five million shares of New Marriott Class A Common Stock.

OTHER MATTERS

Inflation
---------

  The rate of inflation has been moderate in recent years and, accordingly, has not had a significant impact on the Company's businesses.

Market Risk Disclosures
-----------------------

  The Company's earnings are affected by changes in interest rates as a result of holding certain notes receivable which earn a variable rate of interest. If interest rates increased by 10 percent, interest income would have increased by $1 million, based on balances during the fiscal year ended January 2, 1998. Changes in interest rates also impact the fair value of the Company's fixed rate notes receivable. If interest rates increased by 10 percent, the fair value of the Company's fixed rate notes receivable balances would have decreased by approximately $4 million, based on balances at January 2, 1998.

  The Company uses a foreign exchange swap to hedge a loan receivable denominated in UK pounds sterling, and interest rate swap agreements to hedge interest rate exposures relating to the Company's timeshare mortgage financing program. The fair value of these arrangements, and the exposures to loss in earnings, fair value and cash flows arising from these arrangements are not material to the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following financial information is included on the pages indicated:

                                                                                                  Page
                                                                                             ------------
Report of Independent Public Accountants...........................................                21
Combined Statement of Income.......................................................                22
Combined Balance Sheet.............................................................                23
Combined Statement of Cash Flows...................................................                24
Notes to Combined Financial Statements.............................................              25-40

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of New Marriott MI, Inc.:

  We have audited the accompanying combined balance sheet of New Marriott MI, Inc. as of January 2, 1998 and January 3, 1997, and the related combined statements of income and cash flows for each of the three fiscal years in the period ended January 2, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of New Marriott MI, Inc. as of January 2, 1998 and January 3, 1997, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 1998, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP

Washington, D.C.
February 19, 1998

                             NEW MARRIOTT MI, INC.
                          COMBINED STATEMENT OF INCOME
   FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995
                   ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                         1997               1996                1995
                                                                  -----------------   -----------------    ----------------
                                                                     (52 weeks)          (53 weeks)           (52 weeks)
SALES
 Lodging
  Rooms......................................................     $         4,288     $         3,619      $        3,273
  Food and beverage..........................................               1,577               1,361               1,289
  Other......................................................               1,143                 874                 765
                                                                  -----------------   -----------------    ----------------
                                                                            7,008               5,854               5,327
 Contract Services...........................................               2,038               1,413                 928
                                                                  -----------------   -----------------    ----------------
                                                                            9,046               7,267               6,255
                                                                  -----------------   -----------------    ----------------
OPERATING COSTS AND EXPENSES
 Lodging
  Departmental direct costs
   Rooms.....................................................                 964                 843                 772
   Food and beverage.........................................               1,195               1,038                 973
  Remittances to hotel owners (including $541, $438 and $300,
   respectively, to related parties).........................               1,493               1,256               1,120
  Other operating expenses...................................               2,787               2,265               2,102
                                                                  -----------------   -----------------    ----------------
                                                                            6,439               5,402               4,967
 Contract Services...........................................               1,998               1,357                 898
                                                                  -----------------   -----------------    ----------------
                                                                            8,437               6,759               5,865
                                                                  -----------------   -----------------    ----------------

OPERATING PROFIT
 Lodging.....................................................                 569                 452                 360
 Contract Services...........................................                  40                  56                  30
                                                                  -----------------   -----------------    ----------------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
 AND INTEREST................................................                 609                 508                 390
Corporate expenses...........................................                 (88)                (73)                (59)
Interest expense.............................................                 (22)                (37)                 (9)
Interest income..............................................                  32                  37                  39
                                                                  -----------------   -----------------    ----------------
INCOME BEFORE INCOME TAXES...................................                 531                 435                 361
Provision for income taxes...................................                 207                 165                 142
                                                                  -----------------   -----------------    ----------------
NET INCOME...................................................     $           324     $           270      $          219
                                                                  =================   =================    ================

EARNINGS PER SHARE
 Pro Forma Basic Earnings per Share (Unaudited)..............     $          1.27     $          1.06      $          .88
                                                                  =================   =================    ================


 Pro Forma Diluted Earnings per Share (Unaudited)............     $          1.19     $           .99      $          .83
                                                                  =================   =================    ================





                   See Notes To Combined Financial Statements

                             NEW MARRIOTT MI, INC.
                             COMBINED BALANCE SHEET
                      January 2, 1998 and January 3, 1997
                                ($ in millions)

                                                                          January 2,                 January 3,
                                                                             1998                       1997
                                                                   ----------------------     ----------------------
                            ASSETS
Current assets
 Cash and equivalents.........................................       $                289       $                239
 Accounts and notes receivable................................                        724                        426
 Inventories, at lower of average cost or market..............                        129                        124
 Prepaid taxes................................................                        159                        149
 Other........................................................                         66                         46
                                                                   ----------------------     ----------------------
                                                                                    1,367                        984
                                                                   ----------------------     ----------------------

Property and equipment........................................                      1,537                      1,824
Intangible assets.............................................                      1,448                        333
Investments in affiliates.....................................                        530                        491
Notes and other receivable....................................                        414                        292
Other.........................................................                        261                        274
                                                                   ----------------------     ----------------------
                                                                     $              5,557       $              4,198
                                                                   ======================     ======================

                   LIABILITIES AND EQUITY

Current liabilities
 Accounts payable.............................................       $                839       $                716
 Accrued payroll and benefits.................................                        333                        264
 Self-insurance...............................................                         57                         50
 Other payables and accruals..................................                        410                        374
                                                                   ----------------------     ----------------------
                                                                                    1,639                      1,404
                                                                   ----------------------     ----------------------

Long-term debt................................................                        112                        384
Self-insurance................................................                        196                        191
Other long-term liabilities...................................                        714                        478
Convertible subordinated debt.................................                        310                        297
Equity
 Investments and net advances from Marriott
  International, Inc..........................................                      2,586                      1,444
                                                                   ----------------------     ----------------------
                                                                     $              5,557       $              4,198
                                                                   ======================     ======================



                   See Notes To Combined Financial Statements

                             NEW MARRIOTT MI, INC.
                        COMBINED STATEMENT OF CASH FLOWS
   Fiscal Years Ended January 2, 1998,  January 3, 1997 and December 29, 1995
                                ($ in millions)

                                                                       1997                     1996                     1995
                                                              -------------------      -------------------      -------------------
                                                                    (52 weeks)               (53 weeks)               (52 weeks)
OPERATING ACTIVITIES
 Net income..............................................       $             324        $             270        $             219
 Adjustments to reconcile to cash provided by operations:
  Depreciation and amortization..........................                     126                       89                       67
  Income taxes...........................................                      64                       69                       61
  Timeshare activity, net................................                    (118)                     (95)                    (192)
  Other..................................................                      86                       61                       46
 Working capital changes:
  Accounts receivable....................................                     (82)                     (30)                     (31)
  Inventories............................................                       -                       13                       (6)
  Other current assets...................................                      (8)                       2                       (8)
  Accounts payable and accruals..........................                     129                      125                      125
                                                              -------------------      -------------------      -------------------
 Cash provided by operations.............................                     521                      504                      281
                                                              -------------------      -------------------      -------------------

INVESTING ACTIVITIES
 Capital expenditures....................................                    (520)                    (293)                    (127)
 Acquisitions............................................                    (859)                    (307)                    (210)
 Dispositions............................................                     559                       65                       42
 Loans to Host Marriott Corporation......................                      (5)                     (16)                    (210)
 Loan repayments from Host Marriott Corporation..........                       6                      141                      250
 Other loan advances.....................................                     (90)                     (73)                    (143)
 Other loan collections and sales........................                      41                      155                       37
 Other...................................................                    (180)                    (158)                    (120)
                                                              -------------------      -------------------      -------------------
 Cash used in investing activities.......................                  (1,048)                    (486)                    (481)
                                                              -------------------      -------------------      -------------------

FINANCING ACTIVITIES
 Issuances of long-term debt.............................                      16                        -                       11
 Repayments of long-term debt............................                     (15)                    (133)                     (14)
 Issuance of convertible subordinated debt...............                       -                      288                        -
 Advances from (to) Marriott International, Inc..........                     576                     (132)                     215
                                                              -------------------      -------------------      -------------------
 Cash provided by financing activities...................                     577                       23                      212
                                                              -------------------      -------------------      -------------------
INCREASE IN CASH AND EQUIVALENTS                                               50                       41                       12
CASH AND EQUIVALENTS, beginning of year..................                     239                      198                      186
                                                              -------------------      -------------------      -------------------
CASH AND EQUIVALENTS, end of year........................       $             289        $             239        $             198
                                                              ===================      ===================      ===================



                   See Notes To Combined Financial Statements

                             NEW MARRIOTT MI, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  On October 1, 1997, Marriott International, Inc. announced a definitive agreement to combine the operations of its Marriott Management Services Division with the North American operations of Sodexho Alliance, S.A. (Sodexho), a
worldwide food and management services organization.   Prior to the merger, all
of the issued and outstanding common stock of New Marriott MI, Inc. (together with its subsidiaries, the Company) will be distributed, on a pro rata basis, as a special dividend to holders of Marriott International, Inc. common stock (the Spinoff). For each share of common stock in Marriott International, Inc., shareholders will receive one share of Company Common Stock and one share of Company Class A Common Stock. The Spinoff and merger are expected to be consummated on March 27, 1998, subject to customary conditions, including approval by Marriott International, Inc.'s shareholders. A special meeting of shareholders is scheduled to be held on March 17, 1998 for purposes of considering and acting on the foregoing transactions and related matters.

  Marriott International, Inc. has received a private letter ruling from the Internal Revenue Service that the Spinoff will be tax-free to Marriott International, Inc. and its shareholders. The Company will be renamed "Marriott International, Inc." and its common stock will be listed on the New York Stock Exchange, subject to official notice of issuance.

  For the purposes of governing certain of the ongoing relationships between the Company and SMS after the Spinoff and to provide for orderly transition, the Company and SMS will enter into various agreements including the Distribution Agreement, Employee Benefits and Other Employment Matters Allocation Agreement, Liquid Yield Option Notes (LYONs) Allocation Agreement, Tax Sharing Agreement, Trademark and Trade Name License Agreement, Noncompetition Agreement, Employee Benefit Services Agreement, Procurement Services Agreement, Distribution Services Agreement and other transitional services agreements. Effective as of the Spinoff date, these agreements will provide, among other things, that the Company will assume sponsorship of certain of Marriott International, Inc.'s employee benefit plans and insurance programs as well as succeed to Marriott International, Inc.'s liability to LYONs holders under the LYONs Indenture, a portion of which will be assumed by SMS.

  These combined financial statements present the financial position, results of operations and cash flows of the Company as if it were a separate entity for all periods presented. Marriott International, Inc.'s historical basis in the assets and liabilities of the Company has been carried over. All material intercompany transactions and balances between entities included in these combined financial statements have been eliminated. Sales by the Company to Marriott International, Inc., of $434 million in 1997, $406 million in 1996 and $325 million in 1995 have not been eliminated. Changes in Investments and Net Advances from Marriott International, Inc. represent the net income of the Company plus the net cash transferred between Marriott International, Inc. and the Company and certain non-cash items.

  The Company has operated as a unit of Marriott International, Inc., utilizing Marriott International, Inc.'s centralized systems for cash management, payroll, purchasing and distribution, employee benefit plans, insurance and administrative services. As a result, substantially all cash received by the Company was deposited in and commingled with Marriott International, Inc.'s general corporate funds. Similarly, operating expenses, capital expenditures and other cash requirements of the Company were paid by Marriott International, Inc. and charged directly or allocated to the Company. Certain assets and liabilities related to the Company's operations are managed and controlled by Marriott International, Inc. on a centralized basis. Such assets and liabilities have been allocated to the Company based on the Company's use of, or interest in, those assets and liabilities. In the opinion of management, Marriott International, Inc.'s methods for allocating costs, assets and liabilities are believed to be reasonable. After the Spinoff, the Company intends to perform these functions independently and expects that the costs incurred will not be materially different from those currently allocated.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date

                             NEW MARRIOTT MI, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS  -- (Continued)

of the financial statements, and the reported amounts of sales and expenses during the reporting period. Accordingly, ultimate results could differ from those estimates.

Fiscal Year

  The Company's fiscal year ends on the Friday nearest to December 31. The 1996 fiscal year includes 53 weeks, while 1997 and 1995 fiscal years include 52 weeks.

Managed Operations

  The Company operates 509 hotels and 55 senior living communities under long-term management agreements whereby remittances to owners, of $1,350 million, $1,056 million and $960 million in 1997, 1996 and 1995, respectively, are based primarily on profits.

  Working capital and operating results of managed hotels and senior living communities operated by the Company's employees are consolidated because the operating responsibilities associated with such entities are substantially the same as if they were owned. The combined financial statements include the following related to managed hotels and senior living communities operated by the Company's employees: current assets and current liabilities of $512 million at January 2, 1998 and $320 million at January 3, 1997; sales of $5,515 million in 1997, $4,595 million in 1996 and $4,071 million in 1995; and operating expenses, including remittances to owners, of $5,181 million in 1997, $4,322 million in 1996 and $3,830 million in 1995.

International Operations

  The combined statement of income includes the following related to international operations: sales of $333 million in 1997, $224 million in 1996 and $189 million in 1995; and operating profit before corporate expenses and interest of $49 million in 1997, $21 million in 1996 and $19 million in 1995.

Profit Sharing Plan

  Marriott International, Inc. contributes to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are determined annually by the Board of Directors of Marriott International, Inc. The Company's contributions are based on salaries and wages of participating Company employees and totaled $36 million for 1997, $29 million for 1996 and $22 million for 1995.

Self-Insurance Programs

  Marriott International, Inc. is self-insured for certain levels of general liability, workers' compensation, employment practices and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the present value of projected settlements for known and anticipated claims.

General and Administrative Expenses

  Marriott International, Inc. provided certain corporate general and administrative services to the Company and the cost of those services was allocated to the Company based on the services provided.

Interest Expense

  The interest expense reflected in the combined statement of income is based upon the historical debt of the Company.

                             NEW MARRIOTT MI, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


Cash and Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents. Marriott International, Inc. uses drafts in its cash management system. At January 2, 1998 and January 3, 1997, outstanding drafts of Marriott International, Inc. allocated to the Company are included in accounts payable and totaled $135 million and $124 million, respectively. At January 2, 1998 and January 3, 1997, cash included $140 million and $133 million, respectively, related to managed properties. Marriott International, Inc.'s centralized cash has been allocated to the Company.

New Accounting Standards

  The Company will adopt Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information" during 1998.   The Company is
evaluating the impact of these statements on its combined financial statements. FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was adopted during the first quarter of 1997, and FAS No. 129, "Disclosure of Information about Capital Structure" was adopted in the fourth quarter of 1997, with no material effect on the Company's combined financial statements.

  The Company adopted FAS No. 128, "Earnings Per Share" in the fourth quarter of 1997. A comparison to pro forma earnings per share as previously calculated follows:

                                                                                                (unaudited)
                                                                            -------------------------------------------------
                                                                                 1997              1996              1995
                                                                            -------------     -------------     -------------

Pro Forma Primary Earnings Per Share as previously calculated............     $      1.21       $      1.00       $       .83
                                                                            =============     =============     =============
Pro Forma Fully Diluted Earnings Per Share as previously calculated......     $      1.19       $       .99       $       .83
                                                                            =============     =============     =============

Pro Forma Basic Earnings Per Share.......................................     $      1.27       $      1.06       $       .88
                                                                            =============     =============     =============
Pro Forma Diluted Earnings Per Share.....................................     $      1.19       $       .99       $       .83
                                                                            =============     =============     =============

  On November 20, 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

  The Company is assessing the impact of EITF 97-2 on its long-standing policy of including in its financial statements the working capital, revenues and operating expenses of managed hotels and retirement communities operated with the Company's employees. If the Company concludes that EITF 97-2 should be applied to its management agreements, it would no longer include in its financial statements certain working capital and revenues of those managed operations. Application of EITF 97-2 to the Company's financial statements as of and for the 52 weeks ended January 2, 1998, would have reduced each of revenues and operating expenses by approximately $1.3 billion, and would have no impact on operating profit, net income, pro forma earnings per share or equity.

                             NEW MARRIOTT MI, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS  -- (Continued)


RELATIONSHIP WITH HOST MARRIOTT AND HOST MARRIOTT SERVICES

  Marriott International, Inc., the Company and Host Marriott Corporation (Host Marriott) have entered into agreements which provide, among other things, for
(i) the Company to manage and franchise lodging properties owned or leased by Host Marriott (the Host Marriott Lodging Management Agreements), (ii) the Company to manage senior living communities owned by Host Marriott (the Host Marriott Senior Living Management Agreements), (iii) Marriott International, Inc. to guarantee Host Marriott's performance in connection with certain loans or other obligations (the Marriott International, Inc. Guarantees), and (iv) the Company to provide Host Marriott with various administrative services (the Service Agreements). Upon consummation of the Spinoff, the Company will replace Marriott International, Inc. under these agreements and guarantees. Marriott International, Inc. has the right to purchase up to 20 percent of the voting stock of Host Marriott if certain events involving a change of control occur. This right will be assigned to the Company upon consummation of the Spinoff.

  The Host Marriott Lodging Management Agreements provide for the Company to manage Marriott hotels, Courtyard hotels and Residence Inns owned or leased by Host Marriott. Each Host Marriott Lodging Management Agreement, when entered into, reflects market terms and conditions and is substantially similar to the terms of management agreements with third-party owners regarding lodging facilities of a similar type. The Company recognized sales of $2,302 million, $1,787 million and $1,274 million and operating profit before corporate expenses and interest of $140 million, $95 million and $59 million during 1997, 1996 and 1995, respectively, from the lodging properties owned or leased by Host Marriott. Additionally, Host Marriott is a general partner in several unconsolidated partnerships that own lodging properties operated by the Company under long-term agreements. The Company recognized sales of $1,513 million, $1,769 million and $1,878 million and operating profit before corporate expenses and interest of $122 million, $121 million and $115 million in 1997, 1996 and 1995, respectively, from the lodging properties owned by these unconsolidated partnerships. The Company also leases land to certain of these partnerships and recognized land rent income of $23 million, $22 million and $21 million in 1997, 1996 and 1995, respectively.

  The Host Marriott Senior Living Management Agreements provide for the Company to manage independent full-service senior living communities owned or leased by Host Marriott. These agreements, entered into on June 21, 1997, reflect market terms and conditions and are substantially similar to management agreements with third-party owners. The Company recognized sales of $126 million and operating profit before corporate expenses and interest of $1 million under these agreements during 1997.

  The Company has provided, and may provide in the future, financing to Host Marriott for a portion of the cost of acquiring properties to be operated or franchised by the Company, including partial consideration for Host Marriott's purchase of 29 senior living communities from the Company. The outstanding principal balance of these loans was $135 million and $37 million at January 2, 1998 and January 3, 1997, respectively, and the Company recognized $9 million, $17 million and $23 million in 1997, 1996 and 1995, respectively, in interest and fee income under these credit agreements with Host Marriott.

  Under the Marriott International, Inc. Guarantees, Marriott International, Inc. has guaranteed the performance of Host Marriott and certain of its affiliates to lenders and other third parties. These guarantees were limited to $107 million at January 2, 1998. No payments have been made by Marriott International, Inc. pursuant to these guarantees.

  On December 29, 1995, Host Marriott distributed to its shareholders through a special dividend all of the outstanding shares of common stock of Host Marriott Services Corporation (Host Marriott Services), which operates food, beverage and merchandise concessions at airports, on toll roads and at arenas and other tourist attractions. The Company provides certain administrative and data processing services to Host Marriott Services for which the Company charged $10 million and $11 million in 1997 and 1996, respectively. In addition, the Company provides and distributes food and supplies to Host Marriott Services, for which the Company charged $80 million in 1997, $77 million in 1996 and (prior to the special dividend) $65 million in 1995.

                             NEW MARRIOTT MI, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS  -- (Continued)

  The Company also provides certain administrative services to Host Marriott (including the services provided to Host Marriott Services prior to the special dividend) for which the Company charged $17 million in 1997, $19 million in 1996 and $25 million in 1995, including reimbursements.

PROPERTY AND EQUIPMENT

                                                                                     1997                      1996
                                                                            --------------------      --------------------
                                                                                              (in millions)

Land................................................................          $              425        $              433
Buildings and leasehold improvements................................                         486                       847
Furniture and equipment.............................................                         329                       323
Timeshare properties................................................                         379                       335
Construction in progress............................................                         230                       183
                                                                            --------------------      --------------------
                                                                                           1,849                     2,121
Accumulated depreciation and amortization...........................                        (312)                     (297)
                                                                            --------------------      --------------------
                                                                              $            1,537        $            1,824
                                                                            ====================      ====================

  Property and equipment is recorded at cost, including interest, rent and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $16 million in 1997, $9 million in 1996 and $8 million in 1995. Replacements and improvements that extend the
useful life of property and equipment are capitalized.   Depreciation is
computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. Land with an aggregate book value of $264 million at January 2, 1998 is leased to certain partnerships affiliated with Host Marriott. Most of this land has been pledged to secure debt of these lessees. The Company has agreed to defer receipt of rentals on this land, if necessary, to permit the lessees to meet their debt service requirements.

ACQUISITIONS AND DISPOSITIONS

Renaissance Hotel Group N.V.

  On March 29, 1997, the Company acquired substantially all of the outstanding common stock of Renaissance Hotel Group N.V. (RHG), an operator and franchisor of approximately 150 hotels in 38 countries under the Renaissance, New World and Ramada International brands. The purchase cost, of approximately $937 million, was funded by Marriott International, Inc. The acquisition has been accounted for using the purchase method of accounting. The purchase cost has been allocated to the assets acquired and liabilities assumed based on estimated fair values as follows:

                                                                                      (in millions)
Current assets...............................................................       $          141
Hotel management, franchise and license agreements...........................                  380
Other assets.................................................................                    7
Current liabilities..........................................................                 (119)
Long-term debt...............................................................                  (12)
Other long-term liabilities..................................................                 (106)
Investments and net advances from Marriott International, Inc................                 (128)
Goodwill.....................................................................                  774
                                                                                  ----------------
Purchase cost................................................................       $          937
                                                                                  ================

  Goodwill is being amortized on a straight-line basis over 40 years. Amounts allocated to management, franchise and license agreements are being amortized on a straight-line basis over the lives of the agreements.

                             NEW MARRIOTT MI, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS  -- (Continued)

  The Company included RHG's operating results from the date of acquisition. Summarized below are the unaudited pro forma combined results of operations of the Company for 1997 and 1996, as if RHG had been acquired at the beginning of the respective fiscal years (in millions).

                                                                         1997                          1996
                                                               ----------------------        ----------------------

Sales.....................................................       $              9,244          $              8,123
                                                               ======================        ======================
Net income................................................       $                319          $                242
                                                               ======================        ======================

  Unaudited pro forma results of operations include an adjustment for interest expense of $12 million and $53 million for 1997 and 1996, respectively, as if the acquisition borrowings had been incurred by the Company. Amortization expense deducted in determining net income reflects the impact of the excess of the purchase price over the net tangible assets acquired. The unaudited pro forma combined results of operations do not reflect the Company's expected future results of operations.

  Dr. Henry Cheng Kar-Shun is the Managing Director of New World Development Company Limited (New World Development) and, together with his family and affiliated corporations, owns or otherwise controls approximately 35 percent of New World Development's common stock. Effective June 1, 1997, Dr. Cheng was appointed to the Board of Directors of Marriott International, Inc. Dr. Cheng, New World Development and their affiliates own all or a portion of 87 hotels that are operated by the Company and, prior to the Company's acquisition of RHG, owned a majority of RHG common stock. New World Development and other affiliates of Dr. Cheng have indemnified the Company for certain lease, debt, guarantee and other obligations resulting from the formation of RHG as a hotel management company in 1995.

The Ritz-Carlton Hotel Company LLC

  On April 24, 1995, the Company acquired a 49 percent beneficial ownership interest in The Ritz-Carlton Hotel Company LLC, which owns the management agreements on the Ritz-Carlton hotels and resorts, the licenses for the Ritz-Carlton trademarks and trade name as well as miscellaneous assets. The investment was acquired for a total consideration of approximately $200 million. The Company expects to acquire the remaining 51 percent within the next several years beginning in 1998. The investment in the Ritz-Carlton Hotel Company LLC is accounted for using the equity method of accounting.

  The excess of the Company's investment in The Ritz-Carlton Hotel Company LLC over its share of the net tangible assets is being amortized over 25 years. The Company's income from The Ritz-Carlton Hotel Company LLC is included in lodging operating profit in the accompanying combined statement of income. The Company received distributions of $17 million, $20 million and $6 million in 1997, 1996 and 1995, respectively, from its investment in The Ritz-Carlton Hotel Company LLC. Such amounts were based upon an annual, cumulative preferred return on invested capital.

                             NEW MARRIOTT MI, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS  -- (Continued)

Forum Group, Inc.

  On March 25, 1996, a wholly owned subsidiary of the Company acquired all of the outstanding shares of common stock of Forum Group, Inc. (Forum), an operator of 43 senior living communities, 34 of which were owned or partially owned by Forum, for total cash consideration of approximately $303 million. The acquisition was accounted for using the purchase method of accounting. The purchase cost was allocated to the assets acquired and liabilities assumed based on estimated fair values as follows:

                                                         (in millions)
     Current assets............................         $          40
     Property and equipment....................                   531
     Other assets..............................                    29
     Current liabilities.......................                   (45)
     Long-term debt............................                  (363)
     Other long-term liabilities...............                   (58)
     Goodwill..................................                   169
                                                      ---------------
     Purchase cost.............................         $         303
                                                      ===============

 Goodwill is being amortized on a straight-line basis over 35 years.

  On June 21, 1997, the Company sold 29 senior living communities acquired as part of the Forum acquisition, to Host Marriott for approximately $550 million, resulting in no gain or loss. The consideration included approximately $50 million to be received subsequent to 1997, as expansions at certain communities are completed. The $500 million of consideration received during 1997 consisted of $222 million in cash, $187 million of outstanding debt, $50 million of notes receivable due on June 20, 1998, and $41 million of notes receivable due on January 1, 2001. The notes receivable from Host Marriott bear interest at nine percent. Under the terms of sale, Host Marriott purchased all of the common stock of Forum which at the time of the sale included the 29 communities, certain working capital and associated debt. The Company will continue to operate these communities under long-term management agreements.

Other Property Sales

  On April 3, 1997, the Company agreed to sell and leaseback, under long-term, limited-recourse leases, 14 limited service hotels for approximately $149 million in cash. Concurrently, the Company agreed to pay security deposits of $15 million, which will be refunded upon expiration of the leases. As of January 2, 1998, sales of all of the properties had closed, resulting in a $20 million excess of the sales price over the net book value, which will be recognized as a reduction of rent expense over the 17-year initial lease terms. On October 10, 1997, the Company agreed to sell and leaseback, under long-term, limited-recourse leases, another nine limited service hotels for approximately $129 million in cash. Concurrently, the Company agreed to pay security deposits of $13 million, which will be refunded upon expiration of the leases. As of January 2, 1998, sales of three of these nine properties had closed, resulting in a $7 million excess of the sales price over the net book value, which will be recognized as a reduction of rent expense over the 15-year initial lease terms. All of the aforementioned leases are renewable at the option of the Company.

  On April 11, 1997, the Company sold five senior living communities for cash consideration of approximately $79 million. On September 12, 1997, the Company agreed to sell another seven senior living communities for cash consideration of approximately $93 million. As of January 2, 1998, the sales of five of these properties had closed. The Company will continue to operate all of these communities under long-term management agreements.

  During 1996, the Company sold and leased back four senior living communities for cash consideration of approximately $53 million. The excess of the sales price over the net book value of $9 million will be recognized as a reduction of rent expense over the 20-year initial lease terms.

                             NEW MARRIOTT MI, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS  -- (Continued)

Note Sales

  The Company periodically sells, with limited recourse, notes receivable originated by Marriott Vacation Club International in connection with the sale of timesharing intervals. Net proceeds from these transactions totaled $68 million in 1997 and $148 million in 1996. At January 2, 1998, the Company had a repurchase obligation of $70 million with respect to these mortgage note sales. Additionally, the Company sold, without recourse, first mortgage loans on Marriott lodging and senior living properties of $18 million in 1997 and $113 million in 1996.

INTANGIBLE ASSETS

                                                                  1997            1996
                                                              ------------    ------------
                                                                         (in millions)

Hotel management, franchise and license agreements........      $      587      $      178
Goodwill..................................................             937             190
Other.....................................................              31              30
                                                              ------------    ------------
                                                                     1,555             398
Accumulated amortization..................................            (107)            (65)
                                                              ------------    ------------
                                                                $    1,448      $      333
                                                              ============    ============

  Intangible assets are amortized on a straight-line basis over periods of three to 40 years. Amortization expense totaled $42 million in 1997, $12 million in 1996 and $6 million in 1995.

INCOME TAXES

  Total deferred tax assets and liabilities as of January 2, 1998 and January 3, 1997, were as follows:

                                                              1997              1996
                                                         --------------    --------------
                                                                   (in millions)

Deferred tax assets..................................      $        388      $        389
Deferred tax liabilities.............................              (378)             (304)
                                                         --------------    --------------
Net deferred taxes...................................      $         10      $         85
                                                         ==============    ==============

  The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of January 2, 1998 and January 3, 1997 follows:

                                                             1997              1996
                                                        --------------    --------------
                                                                  (in millions)

Self-insurance......................................      $        103      $        103
Employee benefits...................................                93               106
Deferred income.....................................                15                15
Other reserves......................................                27                25
Frequent stay programs..............................                99                78
Partnership interests...............................               (31)              (37)
Property, equipment and intangible assets...........              (178)             (118)
Finance leases......................................               (44)              (25)
Other, net..........................................               (74)              (62)
                                                        --------------    --------------
Net deferred taxes..................................      $         10      $         85
                                                        ==============    ==============

                             NEW MARRIOTT MI, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)

  No provision for U.S. income taxes, or additional foreign taxes, has been made on the cumulative unremitted earnings of non-U.S. subsidiaries ($60 million as of January 2, 1998) because management considers these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to the Company or a U.S. affiliate, or if the Company sells its interests in the affiliates. It is not practicable to estimate the amount of additional taxes which might be payable on the unremitted earnings.

  The provision for income taxes consists of:

                                                        1997              1996             1995
                                                    ------------      ------------     ------------
                                                                      (in millions)
Current  -  Federal............................     $      168        $      102       $       46
         -  State..............................             34                21               16
         -  Foreign............................             43                13               15
                                                    ------------      ------------     ------------
                                                           245               136               77
                                                    ------------      ------------     ------------
Deferred -  Federal............................            (34)               24               57
         -  State..............................             (3)                4               10
         -  Foreign............................             (1)                1               (2)
                                                    ------------      ------------     ------------
                                                           (38)               29               65
                                                    ------------      ------------     ------------
                                                    $      207        $      165       $      142
                                                    ============      ============     ============

  The tax provision does not reflect the benefit attributable to the Company relating to the exercise of employee stock options of Marriott International, Inc. of $38 million in 1997, $27 million in 1996 and $20 million in 1995.

  A reconciliation of the U.S. statutory tax rate to the Company's effective income tax rate follows:

                                                        1997              1996             1995
                                                    ------------      ------------     ------------
U.S. statutory tax rate........................           35.0%             35.0%            35.0%
State income taxes, net of U.S. tax benefit....            4.0               4.0              4.8
Corporate-owned life insurance.................           (0.8)             (0.8)            (1.3)
Tax credits....................................           (3.4)             (2.2)            (1.5)
Goodwill amortization..........................            1.6               0.6              0.2
Other, net.....................................            2.6               1.4              2.2
                                                    ------------      ------------     ------------
 Effective rate................................           39.0%             38.0%            39.4%
                                                    ============      ============     ============

  Cash paid for income taxes, net of refunds, was $143 million in 1997, $96 million in 1996 and $81 million in 1995.

  As part of the Spinoff, SMS and the Company will enter into a tax sharing agreement which reflects each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state or other taxes relating to the business of Marriott International, Inc. and the Company prior to the Spinoff.

  The Company is included in the consolidated federal income tax return of Marriott International, Inc. The income tax provision reflects the portion of Marriott International, Inc.'s historical income tax provision attributable to the operations of the Company. Management believes the income tax provision, as reflected, is comparable to what the income tax provision would have been if the Company had filed a separate return during the periods presented.

                             NEW MARRIOTT MI, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)

LEASES

  Summarized below are the Company's future obligations under leases at January 2, 1998:

                                                                Operating
                                                                 Leases
                                                             --------------
                                                              (in millions)
Fiscal Year

1998...................................................      $        135
1999...................................................               131
2000...................................................               126
2001...................................................               122
2002...................................................               123
Thereafter.............................................             1,149
                                                             --------------
Total minimum lease payments...........................      $      1,786
                                                             ==============

  Most leases have initial terms of up to 20 years, and contain one or more renewal options, generally for five or 10 year periods. The leases provide for minimum rentals, and additional rentals which are based on the operations of the leased property.

  Rent expense consists of:

                                   1997              1996              1995
                                ----------        ----------        ----------
                                                 (in millions)

Minimum rentals...............  $    123          $    110          $    102
Additional rentals............       127               133               102
                                ----------        ----------        ----------
                                $    250          $    243          $    204
                                ==========        ==========        ==========

LONG-TERM DEBT

  Long-term debt at January 2, 1998 and January 3, 1997, consisted of the following:

                                                              1997              1996
                                                          ------------      ------------
                                                                   (in millions)
Secured debt.........................................     $        -        $      283
Unsecured debt:
 Endowment deposits (non-interest bearing)...........            108               107
 Other...............................................             28                14
                                                          ------------      ------------
                                                                 136               404
Less current portion.................................             24                20
                                                          ------------      ------------
                                                          $      112        $      384
                                                          ============      ============

  The Company has entered into a $1.5 billion multicurrency revolving credit agreement permitting borrowings by the Company following consummation of the Spinoff. The facility has a term of five years and borrowings will bear interest at the London Interbank Offered Rate (LIBOR) plus a spread, based on the Company's public debt rating. Additionally, annual fees will be paid on the facility at a rate also based on the Company's public debt rating.

  The 1997 combined statement of cash flows excludes $226 million of debt assumed by Host Marriott and $91 million of notes receivable related to the sale of 29 senior living communities to Host Marriott and $12 million of debt assumed in the RHG acquisition. The 1996 combined statement of cash flows excludes $363 million of Forum debt assumed at the date of acquisition by the Company. Non-recourse debt of $62 million and $29 million

                             NEW MARRIOTT MI, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)

extinguished without cash payments in 1997 and 1996, respectively, and $77 million assumed in 1995 is not reflected in the statement of cash flows.

  Aggregate debt maturities are: 1998 - $24 million; 1999 - $11 million; 2000 - $8 million; 2001 - $9 million; 2002 - $8 million and $76 million thereafter.

  Cash paid for interest was $11 million in 1997, $19 million in 1996, and $2 million in 1995.

CONVERTIBLE SUBORDINATED DEBT

  On March 25, 1996, $540 million (principal amount at maturity) of zero coupon convertible subordinated debt in the form of LYONs due 2011 was issued. Each $1,000 LYON is convertible at any time, at the option of the holder, into 8.76 shares of Marriott International, Inc.'s common stock. The LYONs were issued at a discount representing a yield to maturity of 4.25 percent. The Company recorded the LYONs at the discounted amount at issuance. Accretion is recorded as interest expense and an increase to the carrying value. Gross proceeds from the LYONs issuance were $288 million.

  Upon consummation of the Spinoff, each LYON will be convertible into 8.76 shares of Company Common Stock, 8.76 shares of Company Class A Common Stock and
2.19 shares of SMS common stock (after giving effect to a one-for-four reverse stock split). The LYONs will be assumed by the Company, and SMS will assume nine percent of the LYONs obligation, which percentage is based on an estimate of the relative equity values of SMS and the Company. The Company will be liable to the holders of the LYONs for any payments that SMS fails to make on its allocable portion.

  At the option of the holder, the Company may be required to redeem each LYON on March 25, 1999, or March 25, 2006, for $603.71 or $810.36 per LYON,
respectively. In such event, the Company may elect to redeem the LYONs for cash, common stock, or any combination thereof.

  The LYONs are redeemable by the obligor at any time on or after March 25, 1999, for cash equal to the issue price plus accrued original issue discount. The LYONs are expressly subordinated to the senior indebtedness of the issuer, including guarantees, as defined in the indenture governing the LYONs (Senior Indebtedness). Marriott International, Inc.'s Senior Indebtedness amounted to $1.8 billion at January 2, 1998. Following the Spinoff, the Company's obligations under the LYONs will be subordinated to the Company's Senior Indebtedness, and SMS's obligations under the LYONs will be subordinated to the Company's and SMS's Senior Indebtedness.

                             NEW MARRIOTT MI, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)

PRO FORMA EARNINGS PER SHARE - UNAUDITED

  The following table illustrates the reconciliation of the earnings and pro forma number of shares used in the basic and diluted pro forma earnings per share calculations (in millions, except per share amounts).

                                                                  1997                   1996                    1995
                                                             -------------           -------------           -------------
Computation of Pro Forma Basic Earnings Per Share

 Net income.............................................     $       324             $       270             $       219
 Pro forma weighted average shares outstanding..........           254.2                   254.9                   249.6
                                                             -------------           -------------           -------------
    Pro Forma Basic Earnings Per Share..................     $      1.27             $      1.06             $       .88
                                                             =============           =============           =============
Computation of Pro Forma Diluted Earnings Per Share

 Net income.............................................     $      324              $       270             $       219
 After-tax interest expense on convertible
  subordinated debt.....................................              8                        6                       -
                                                             -------------           -------------           -------------
    Net income for pro forma diluted earnings per
     share..............................................     $      332              $       276             $       219
                                                             -------------           -------------           -------------
 Pro forma weighted average shares outstanding..........          254.2                    254.9                   249.6

  Pro Forma Effect of Dilutive Securities
    Employee stock purchase plan........................            0.1                      0.5                     0.2
    Employee stock option plan..........................            8.7                      8.9                     7.0
    Deferred stock incentive plan.......................            5.4                      5.8                     6.2
    Convertible subordinated debt.......................            9.5                      7.3                       -
                                                             -------------           -------------           -------------
    Shares for pro forma diluted earnings per share.....          277.9                    277.4                   263.0
                                                             -------------           -------------           -------------
    Pro Forma Diluted Earnings Per Share................     $     1.19              $       .99             $       .83
                                                             =============           =============           =============

  The pro forma effect of dilutive securities is computed using the treasury stock method and average market prices during the period. The if-converted method is used for convertible subordinated debt.

INVESTMENTS AND NET ADVANCES FROM MARRIOTT INTERNATIONAL, INC.

  The following is an analysis of Marriott International, Inc.'s investment in the Company:

                                                                                (in millions)
                                                             ---------------------------------------------------
                                                                   1997             1996                1995
                                                             --------------    --------------     --------------
Balance at beginning of year............................     $      1,444      $      1,251       $        763
Net income..............................................              324               270                219
Net cash transactions with Marriott International, Inc..              576              (132)               215
Employee stock plan issuance and other..................              242                55                 54
                                                             --------------    --------------     --------------
Balance at end of year..................................     $      2,586      $      1,444       $      1,251
                                                             ==============    ==============     ==============

                             NEW MARRIOTT MI, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)

EMPLOYEE STOCK PLANS

  Under Marriott International, Inc.'s 1996 Comprehensive Stock Incentive Plan (Comprehensive Plan), Marriott International, Inc. may award to participating Company employees (i) options to purchase Marriott International, Inc.'s common stock (Stock Option Program and Supplemental Executive Stock Option awards),
(ii) deferred shares of Marriott International, Inc.'s common stock and (iii) restricted shares of Marriott International, Inc.'s common stock. In addition, Marriott International, Inc. has an employee stock purchase plan (Stock Purchase
Plan). In accordance with the provisions of Opinion No. 25 of the Accounting Principles Board, no compensation cost is recognized for the Stock Option Program, the Supplemental Executive Stock Option awards or the Stock Purchase Plan.

  Deferred shares granted to officers and key employees under the Comprehensive Plan generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer receipt of shares until termination or retirement. The Company accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. Marriott International, Inc. awarded 0.2 million and 0.4 million deferred shares to Company employees under this plan during 1997 and 1996, respectively. Compensation cost recognized during 1997 and 1996 was $9 million and $8 million, respectively.

  Restricted shares under the Comprehensive Plan are issued to officers and key employees and distributed over a number of years in annual installments, subject to certain prescribed conditions including continued employment. The Company recognizes compensation expense for the restricted shares over the restriction period equal to the fair market value of the shares on the date of issuance. Marriott International, Inc. awarded 0.1 million and 0.2 million restricted shares to Company employees under this plan during 1997 and 1996, respectively. Compensation cost recognized was $2 million in each of 1997 and 1996.

  Under the Stock Purchase Plan, eligible employees may purchase Marriott International, Inc. common stock through payroll deductions at the lower of market value at the beginning or end of each plan year.

  Employee stock options may be granted to officers and key employees at exercise prices not less than the market price of Marriott International, Inc.'s stock on the date of grant. Nonqualified options expire up to 15 years after the date of grant. Most options under the Stock Option Program are exercisable in cumulative installments of one-fourth at the end of each of the first four years following the date of grant. In February 1997, Marriott International, Inc. issued one million Supplemental Executive Stock Option awards to certain Company employees, which vest after eight years. However, if Marriott International, Inc.'s stock price meets certain performance criteria the options may vest sooner. These options have an exercise price of $54 and none of them were exercised or forfeited during 1997.

  For purposes of the following disclosures required by FAS No. 123, "Accounting for Stock-Based Compensation," the fair value of each option granted has been estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

                                                  1997              1996              1995
                                             -------------     --------------     -------------
Annual dividends...........................  $       .35       $       .32        $       .28
Expected volatility........................           24%               25%                26%
Risk free interest rate....................          6.2%              6.1%               5.9%
Expected life (in years)...................            7                 7                  7

  Pro forma compensation cost for the Stock Option Program, the Supplemental Executive Stock Option awards and employee purchases pursuant to the Stock Purchase Plan subsequent to December 30, 1994, recognized in accordance with FAS No. 123, would reduce the Company's net income as follows (in millions):

                                                  1997              1996              1995
                                             -------------     --------------     -------------
Net income as reported.....................  $       324       $        270       $       219
Pro forma net income.......................  $       309       $        261       $       216

                             NEW MARRIOTT MI, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)

  The weighted-average fair value of each option granted during 1997, 1996 and 1995 was $22, $19 and $12, respectively. Since the pro forma compensation cost for the Stock Option Program is recognized over the vesting period, the foregoing pro forma reductions in the Company's net income are not representative of anticipated amounts in future years.

  In connection with the Spinoff, stock options, deferred shares and restricted shares which have been granted to Company employees by Marriott International, Inc. will be canceled and new awards with the same value will be issued to them by the Company under a new comprehensive stock incentive plan.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair values of current assets and current liabilities are assumed to be equal to their reported carrying amounts. The fair values of noncurrent financial assets and liabilities are shown below.

                                                                    1997                          1996
                                                        ---------------------------    --------------------------
                                                          Carrying         Fair         Carrying         Fair
                                                           amount          value         amount          value
                                                        -----------     -----------    -----------    -----------
                                                                               (in millions)
Notes and other receivable.........................     $     672       $     685      $     479      $     479
Long-term debt, convertible subordinated debt and
  other long-term liabilities......................           490             478            674            631

  Notes and other receivable are valued based on the expected future cash flows discounted at risk adjusted rates. Valuations for long-term debt, convertible subordinated debt and other long-term liabilities are determined based on quoted market prices or expected future payments discounted at risk adjusted rates.

CONTINGENT LIABILITIES

  Marriott International, Inc. issues guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees are limited, in the aggregate, to $231 million at January 2, 1998, including the Marriott International, Inc. Guarantees, with expected funding of zero. New World Development and another affiliate of Dr. Cheng have severally indemnified Marriott International, Inc. for loan guarantees with a maximum funding of $18 million (which are included in the $231 million above) and guarantees by RHG of leases with minimum annual payments of approximately $59 million. As of January 2, 1998, Marriott International, Inc. had extended approximately $220 million of loan commitments to owners of lodging and senior living properties. Letters of credit outstanding on Marriott International, Inc.'s behalf at January 2, 1998, totaled $95 million, of which $38 million related to the Company's repurchase obligation for notes receivable originated by Marriott Vacation Club International and the majority of the remainder related to Marriott International, Inc.'s self-insurance program. Upon consummation of the Spinoff, the Company will replace SMS as guarantor or obligor under the guarantees and commitments, or will indemnify SMS in respect of them.

                             NEW MARRIOTT MI, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)

BUSINESS SEGMENTS

                                                     1997             1996              1995
                                                 ------------     ------------     --------------
                                                                  (in millions)
Identifiable assets
 Lodging....................................     $      3,995     $      2,414     $        2,329
 Contract Services..........................              968            1,279                377
 Corporate..................................              594              505                473
                                                 ------------     ------------     --------------
                                                 $      5,557     $      4,198     $        3,179
                                                 ============     ============     ==============
Capital expenditures
 Lodging....................................     $        271     $        158     $           76
 Contract Services..........................              233              122                 44
 Corporate..................................               16               13                  7
                                                 ------------     ------------     --------------
                                                 $        520     $        293     $          127
                                                 ============     ============     ==============
Depreciation and amortization
 Lodging....................................     $         89     $         55     $           45
 Contract Services..........................               25               24                 11
 Corporate..................................               12               10                 11
                                                 ------------     ------------     --------------
                                                 $        126     $         89     $           67
                                                 ============     ============     ==============

  The Company is a diversified hospitality company with operations in two business segments: Lodging, which includes development, ownership, operation and franchising of lodging properties under 10 brand names and development and operation of vacation timesharing resorts; and Contract Services, consisting of the development, ownership and operation of senior living communities and wholesale food distribution.

  The results of operations of the Company's business segments are reported in the combined statement of income. Segment operating expenses include selling, general and administrative expenses directly related to the operations of the businesses, aggregating $518 million in 1997, $446 million in 1996 and $380 million in 1995.

                             NEW MARRIOTT MI, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)

QUARTERLY FINANCIAL DATA - UNAUDITED

($ in millions, except per share data)

                                                                            1997/1/
                                                ----------------------------------------------------------------
                                                  First       Second         Third       Fourth        Fiscal
                                                 Quarter      Quarter       Quarter      Quarter        Year
                                                ----------   ----------   ----------   ----------   ------------
Systemwide revenues/2/........................  $  2,586     $  3,173     $  3,127     $  4,310     $  13,196
Sales.........................................     1,909        2,195        2,073        2,869         9,046
Operating profit before corporate expenses and
 interest.....................................       135          159          136          179           609
Net income....................................        69           84           74           97           324
Pro forma diluted earnings per share/3,4/.....       .26          .31          .27          .36          1.19
----------------------------------------------------------------------------------------------------------------
                                                                            1996/1/
                                                ----------------------------------------------------------------
                                                  First       Second         Third       Fourth        Fiscal
                                                 Quarter      Quarter       Quarter      Quarter        Year
                                                ----------   ----------   ----------   ----------   ------------
Systemwide revenues/2/........................  $  2,001     $  2,323     $  2,277     $  3,298     $    9,899
Sales.........................................     1,509        1,696        1,645        2,417          7,267
Operating profit before corporate expenses and
 interest.....................................       101          129          115          163            508
Net income....................................        64           62           59           85            270
Pro forma diluted earnings per share/3,4/.....       .22          .23          .22          .31            .99

--------------------------------------------------------------------------------
/1/ The quarters consist of 12 weeks, except the fourth quarter, which includes 16 weeks in 1997 and 17 weeks in 1996.
/2/ Systemwide revenues represent sales of the Company plus revenues of franchised lodging properties and other properties not operated with the Company's employees, less fees generated by such properties (that are already included in sales of the Company).
/3/ Pro forma earnings per share data reflect the adoption, in the fourth quarter of 1997, of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
/4/ The sum of the earnings per share for the four quarters differs from annual per share due to the required method of computing weighted average number of shares in interim periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                    PART III

ITEMS 10, 11, 12 and 13.

  As described below, certain information appearing in the Company's Proxy Statement to be furnished to shareholders in connection with the 1998 Annual Meeting of Shareholders, is incorporated by reference in this Form 10-K Annual Report.

        ITEM 10. This information is incorporated by reference to the "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be furnished to shareholders in connection with the 1998 Annual Meeting. Information regarding executive officers is included below.

        ITEM 11. This information is incorporated by reference to the "Executive Compensation" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 1998 Annual Meeting.

        ITEM 12. This information is incorporated by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 1998 Annual Meeting.

        ITEM 13. This information is incorporated by reference to the "Certain Transactions" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 1998 Annual Meeting.

EXECUTIVE OFFICERS

  Set forth below is certain information with respect to the executive officers of the Company, each of whom currently holds the same positions with Marriott International, Inc. Such persons will relinquish their positions with Marriott International, Inc. on the Spinoff date. However, William J. Shaw will continue as Chairman of the SMS Board.

            Name and Title                     Age                             Business Experience
--------------------------------------     ----------     ------------------------------------------------------------
J. W. Marriott, Jr.                             65          Mr. Marriott is Chairman of the Marriott International,
Chairman of the Marriott                                    Inc. Board and Chief Executive Officer of the Company.
International, Inc. Board and Chief                         He joined Marriott Corporation in 1956 and has been a
Executive Officer                                           member of the Board of Directors of Marriott Corporation
                                                            / Host Marriott / Marriott International since 1964.  He
                                                            became President of Marriott Corporation in 1964, Chief
                                                            Executive Officer of Marriott Corporation in 1972 and
                                                            Chairman of the Board of Marriott Corporation in 1985.
                                                            Mr. Marriott remains a director of Host Marriott and is a
                                                            director of Host Marriott Services.  He is also a
                                                            director of General Motors Corporation and the U.S.-Russia
                                                            Business Council.  He serves on the Board of Trustees of
                                                            the Mayo Foundation, National Geographic Society and
                                                            Georgetown University.  He is on the President's Advisory
                                                            Committee of the American Red Cross and the Executive
                                                            Committee of the World Travel & Tourism Council, and is a
                                                            member of the Business Council and the Business
                                                            Roundtable.  Mr. Marriott has served as Chairman of the
                                                            Marriott International, Inc. Board and Chief Executive
                                                            Officer of Marriott International, Inc. since October
                                                            1993.  He will become a director of the Company upon the
                                                            Spinoff.

Todd Clist                                      56          Todd Clist joined Marriott Corporation in 1968.  Mr.
Vice President;                                             Clist served as general manager of several hotels before
President - Marriott Lodging,                               being named Regional Vice President, Midwest Region for
United States and Canada                                    Marriott Hotels, Resorts and Suites in 1980.  Mr. Clist
                                                            became Executive Vice President of Marketing for Marriott
                                                            Hotels, Resorts and Suites in 1985, and Senior Vice
                                                            President, Lodging Products and Markets in 1989.  Mr.
                                                            Clist was named Executive Vice President and General
                                                            Manager for Fairfield Inn in 1990, for both Fairfield Inn
                                                            and Courtyard in 1991, and for Fairfield Inn, Courtyard
                                                            and Residence Inn in 1993. Mr. Clist was appointed to his
                                                            current position in January 1994.

Edwin D. Fuller                                 52          Edwin D. Fuller joined Marriott Corporation in 1972 and
Vice President;                                             held several sales positions before being appointed Vice
President and Managing Director -                           President - Marketing in 1979.  After serving as general
Marriott Lodging International                              manager at several Marriott hotels, Mr. Fuller became a
                                                            Regional Vice President in 1985 and was promoted to
                                                            Senior Vice President and Managing Director of Marriott
                                                            Lodging International in 1990.  Mr. Fuller was appointed
                                                            to his current position in January 1994.

            Name and Title                     Age                             Business Experience
--------------------------------------     ----------     ------------------------------------------------------------
Paul E. Johnson, Jr.                            50          Paul E. Johnson, Jr. joined Marriott Corporation in 1983
Vice President;                                             in Corporate Financial Planning & Analysis.  In 1987, he
President - Marriott                                        was promoted to Group Vice President of Finance and
Senior Living Services                                      Development for the Marriott Service Group and later
                                                            assumed responsibility for real estate development for
                                                            Marriott Senior Living Services.  During 1989, he served
                                                            as Vice President and General Manager of Marriott
                                                            Corporation's Travel Plazas division.  Mr. Johnson
                                                            subsequently served as Vice President and General Manager
                                                            of Marriott Family Restaurants from December 1989 through
                                                            1991.  In October 1991, he was appointed as Executive
                                                            Vice President and General Manager of Marriott Senior
                                                            Living Services, and in June 1996 he was appointed to his
                                                            current position.

Brendan M. Keegan                               54          Brendan M. Keegan joined Marriott Corporation in 1971, in
Senior Vice President -                                     the Corporate Organization Development Department and
Human Resources                                             subsequently held several human resources positions,
                                                            including Vice President of Organization Development and
                                                            Executive Succession Planning.  In 1986, Mr. Keegan was
                                                            named Senior Vice President, Human Resources, Marriott
                                                            Service Group, which now comprises the Company's Contract
                                                            Services Group.  In April 1997, Mr. Keegan was appointed
                                                            Senior Vice President of Human Resources for the
                                                            Company's worldwide human resources functions, including
                                                            compensation, benefits, labor and employee relations,
                                                            employment, human resources planning and development and
                                                            employee communications.

Robert T. Pras                                  56          Robert T. Pras joined Marriott Corporation in 1979 as
Vice President;                                             Executive Vice President of Fairfield Farm Kitchens, the
President - Marriott                                        predecessor of Marriott Distribution Services. In 1981,
Distribution Services                                       Mr. Pras became Executive Vice President of Procurement
                                                            and Distribution.  In May 1986, Mr. Pras was appointed to
                                                            the additional position of General Manager of Marriott
                                                            Corporation's Continuing Care Retirement Communities.  He
                                                            was named Executive Vice President and General Manager of
                                                            Marriott Distribution Services in 1990.  Mr. Pras was
                                                            appointed to his current position in January 1997.

Joseph  Ryan                                    56          Joseph Ryan joined the Company in December 1994 as
Executive Vice President and General                        Executive Vice President and General Counsel.  Prior to
Counsel                                                     that time, he was a partner in the law firm of O'Melveny
                                                            & Myers, serving as the Managing Partner from 1993 until
                                                            his departure.  He joined O'Melveny & Myers in 1967 and
                                                            was admitted as a partner in 1976.

            Name and Title                     Age                             Business Experience
--------------------------------------     ----------     ------------------------------------------------------------
William J. Shaw                                 52          On March 31, 1997, William J. Shaw became President and
Director, President and Chief                               Chief Operating Officer of Marriott International, Inc.
Operating Officer                                           Mr. Shaw joined Marriott Corporation in 1974, was elected
                                                            Corporate Controller in 1979 and a Vice President in
                                                            1982. In 1986, Mr. Shaw was elected Senior Vice
                                                            President-Finance and Treasurer of Marriott Corporation.
                                                            He was elected Executive Vice President of Marriott
                                                            Corporation and promoted to Chief Financial Officer in
                                                            April 1988.  In February 1992, he was elected President
                                                            of the Marriott Service Group, which now comprises
                                                            Marriott International, Inc.'s Contract Services Group.
                                                            Mr. Shaw was elected Executive Vice President and
                                                            President - Marriott Service Group in October 1993.  Mr.
                                                            Shaw is also Chairman of the Board of Directors of Host
                                                            Marriott Services.  He also serves on the Board of
                                                            Trustees of the University of Notre Dame, Loyola College
                                                            in Maryland and the Suburban Hospital Foundation.  Mr.
                                                            Shaw has been a director of Marriott International, Inc.
                                                            since May 1997 and a director of the Company since its
                                                            inception in 1997.

Michael A. Stein                                48          Michael A. Stein joined Marriott Corporation in 1989 as
Executive Vice President and Chief                          Vice President, Finance and Chief Accounting Officer. In
Financial Officer                                           1990, he assumed responsibility for Marriott
                                                            Corporation's financial planning and analysis functions.
                                                            In 1991, he was elected Senior Vice President, Finance
                                                            and Corporate Controller of Marriott Corporation and also
                                                            assumed responsibility for Marriott Corporation's
                                                            internal audit function.  In October 1993, he was
                                                            appointed Executive Vice President and Chief Financial
                                                            Officer of Marriott International, Inc.  Prior to joining
                                                            Marriott Corporation, Mr. Stein spent 18 years with
                                                            Arthur Andersen LLP (formerly Arthur Andersen & Co.)
                                                            where, since 1982, he was a partner.

James M. Sullivan                               54          James M. Sullivan joined Marriott Corporation in 1980,
Vice President;                                             departed in 1983 to acquire, manage, expand and
Executive Vice President -                                  subsequently sell a successful restaurant chain, and
Lodging Development                                         returned to Marriott Corporation in 1986 as Vice
                                                            President of Mergers and Acquisitions.  Mr. Sullivan
                                                            became Senior Vice President, Finance - Lodging in 1989,
                                                            Senior Vice President - Lodging Development in 1990 and
                                                            was appointed to his current position in December 1995.

            Name and Title                     Age                             Business Experience
--------------------------------------     ----------     ------------------------------------------------------------
William R. Tiefel                               63          William R. Tiefel joined Marriott Corporation in 1961 and
Executive Vice President and                                was named President of Marriott Hotels, Resorts and
President - Marriott Lodging Group                          Suites in 1988.  He had previously served as resident
                                                            manager and general manager at several Marriott hotels
                                                            prior to being appointed Regional Vice President and
                                                            later Executive Vice President of Marriott Hotels,
                                                            Resorts and Suites and Marriott Ownership Resorts.  Mr.
                                                            Tiefel was elected Executive Vice President of Marriott
                                                            Corporation in November 1989.  In March 1992, he was
                                                            elected President, Marriott Lodging Group and assumed
                                                            responsibility for all of Marriott International, Inc.'s
                                                            lodging brands.  In October 1993, he was appointed to his
                                                            current position.

Stephen P. Weisz                                47          Stephen P. Weisz joined Marriott Corporation in 1972 and
Vice President;                                             was named Regional Vice President of the Mid-Atlantic
Executive Vice President - Marriott                         Region in 1991.  Mr. Weisz had previously served as
 Lodging and                                                Senior Vice President of Rooms Operations before being
President - Marriott Vacation Club                          appointed as Vice President of the Revenue Management
 International                                              Group.  Mr. Weisz became Senior Vice President of Sales
                                                            and Marketing for Marriott Hotels, Resorts and Suites in
                                                            August 1992 and Executive Vice President - Lodging Brands
                                                            in August 1994.  In December 1996, Mr. Weisz was
                                                            appointed President, Marriott Vacation Club International.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
     (1)  FINANCIAL STATEMENTS
             The response to this portion of Item 14 is submitted under Item 8 of this Report on Form 10-K.

     (2)  FINANCIAL STATEMENT SCHEDULES

             All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3)  EXHIBITS

             Any shareholder who desires a copy of the following Exhibits may obtain a copy upon request from the Company at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, Marriott International, Inc., Marriott Drive, Department 52/862, Washington, D.C. 20058.

                                                                    Incorporation by Reference
                                                                    (where a report or registration statement is
                                                                    indicated below, that document has been previously
 Exhibit                                                            filed with the SEC and the applicable exhibit is
 No.       Description                                              incorporated by reference thereto)
-----------------------------------------------------------------------------------------------------------------------
 2.1       Distribution Agreement dated as of September 30, 1997    Appendix A in the Company's Form 10 filed on
           between Marriott International, Inc. and the             February 13, 1998.
           Registrant.

 2.2       Agreement and Plan of Merger dated as of September 30,   Appendix B in the Company's Form 10 filed on
           1997 by and among Marriott International, Inc.,          February 13, 1998.
           Marriott-ICC Merger Corp., the Registrant, Sodexho
           Alliance, S.A. and International Catering Corporation.

 2.3       Omnibus Restructuring Agreement dated as of September    Appendix C in the Company's Form 10 filed on
           30, 1997 by and among Marriott International, Inc.,      February 13, 1998.
           Marriott-ICC Merger Corp., the Registrant, Sodexho
           Alliance, S.A. and International Catering Corporation.

 2.4       Amendment Agreement dated as of January 28, 1998 by      Appendix D in the Company's Form 10 filed on
           and among Marriott International, Inc., Marriott-ICC     February 13, 1998.
           Merger Corp., the Registrant, Sodexho Alliance, S.A.
           and International Catering Corporation.

 3.1       Certificate of Incorporation of the Registrant.          Exhibit No. 3.1 to the Company's Form 10 filed on
                                                                    February 13, 1998.

 3.2       Form of Amended and Restated Certificate of              Appendix J in the Company's Form 10 filed on
           Incorporation of the Registrant (to become effective     February 13, 1998.
           upon the Spinoff).

 3.3       Bylaws of the Registrant.                                Exhibit No. 3.3 to the Company's Form 10 filed on
                                                                    February 13, 1998.

 3.4       Form of Amended and Restated Bylaws of the Registrant    Appendix K in the Company's Form 10 filed on
           (to become effective upon the Spinoff).                  February 13, 1998.


                                                                    Incorporation by Reference
                                                                    (where a report or registration statement is
                                                                    indicated below, that document has been previously
 Exhibit                                                            filed with the SEC and the applicable exhibit is
 No.       Description                                              incorporated by reference thereto)
-----------------------------------------------------------------------------------------------------------------------
 4.1       Indenture with Chemical Bank, as Trustee, as             Exhibit Nos. 4(i) and 4(ii) to Form 8-K of
           supplemented.                                            Marriott International, Inc. dated December 9,
                                                                    1993 (Original Indenture and First Supplemental
                                                                    Indenture); Exhibit No. 4(ii) to Form 8-K of
                                                                    Marriott International, Inc. dated April 19, 1995
                                                                    (Second Supplemental Indenture); Exhibit No. 4.2
                                                                    to Form 8-K of Marriott International, Inc. dated
                                                                    June 7, 1995 (Third Supplemental Indenture); and
                                                                    Exhibit No. 4.2 to Form 8-K of Marriott
                                                                    International, Inc. dated December 11, 1995
                                                                    (Fourth Supplemental Indenture)./(1)/

 4.2       Indenture with The First National Bank of Chicago, as    Exhibit 2.02 to RHG Finance Corporation's Annual
           Trustee, as supplemented.                                Report on Form 20-F for the fiscal year ended June
                                                                    30, 1996; and Exhibit No. 4 to Form 10-Q of
                                                                    Marriott International, Inc. for the fiscal
                                                                    quarter ended June 20, 1997 (First and Second
                                                                    Supplemental Indentures)./(2)/

 4.3       Indenture with The Bank of New York, as Trustee,         Exhibit No. 4.1 to Form 8-K of Marriott
           relating to Liquid Yield Option Notes, as supplemented.  International, Inc. dated March 25, 1996; and
                                                                    Exhibit No. 4.2 to Form 8-K of Marriott
                                                                    International, Inc. dated March 25, 1996 (First
                                                                    Supplemental Indenture).

 4.4       Form of Second Supplemental Indenture relating to the    Exhibit No. 4.4 to the Company's Form 10 filed on
           Liquid Yield Option Notes.                               February 13, 1998.

 10.1      Employee Benefits and Other Employment Matters           Exhibit No. 10.1 to the Company's Form 10 filed on
           Allocation Agreement dated as of September 30, 1997 by   February 13, 1998.
           and between Marriott International, Inc. and the
           Registrant.

 10.2      1998 Comprehensive Stock and Cash Incentive Plan.        Appendix L in the Company's Form 10 filed on
                                                                    February 13, 1998.


 10.3      Form of Noncompetition Agreement by and among Marriott   Exhibit No. 10.3 to the Company's Form 10 filed on
           International, Inc. and the Registrant.                  February 13, 1998.

 10.4      Form of Tax Sharing Agreement by and among Marriott      Appendix E in the Company's Form 10 filed on
           International, Inc., the Registrant and Sodexho          February 13, 1998.
           Alliance, S.A.

 10.5      Distribution Agreement with Host Marriott, as amended.   Exhibit No. 10.3 to Form 8-K of Marriott
                                                                    International, Inc. dated October 25, 1993; and
                                                                    Exhibit No. 10.2 to Form 10-K of Marriott
                                                                    International, Inc. for the fiscal year ended
                                                                    December 29, 1995 (First Amendment).

                                                                    Incorporation by Reference
                                                                    (where a report or registration statement is
                                                                    indicated below, that document has been previously
 Exhibit                                                            filed with the SEC and the applicable exhibit is
 No.       Description                                              incorporated by reference thereto)
-----------------------------------------------------------------------------------------------------------------------
 10.6      Noncompetition Agreement with Host Marriott and Host     Exhibit No. 10.7 to Form 8-K of Marriott
           Marriott Services Corporation, as amended.               International, Inc. dated October 25, 1993; and
                                                                    Exhibit No. 10.4 to Form 10-K of Marriott
                                                                    International, Inc. for the fiscal year ended
                                                                    December 29, 1995 (Amendment No. 1).

 10.7      Acquisition Agreement, dated as of February 17, 1997,    Exhibit No. 10.1 to Form 8-K of Marriott
           by and between Marriott International, Inc. and          International, Inc. dated February 19, 1997.
           Renaissance Hotel Group N.V.

 10.8      Shareholder Agreement, dated as of February 17, 1997,    Exhibit No. 10.2 to Form 8-K of Marriott
           by and between Marriott International, Inc. and          International, Inc. dated February 19, 1997.
           Diamant Hotel Investments N.V.

 10.9      Form of LYONs Allocation Agreement between the           Exhibit No. 10.9 to the Company's Form 10 filed on
           Registrant and Marriott International, Inc.              February 13, 1998.

 10.10     $1.5 billion Credit Agreement with Citibank, N.A., as    Filed herewith.
           Administrative Agent, and certain banks, as Banks,
           dated February 19, 1998.

 21        Subsidiaries of the Registrant (at or prior to the       Exhibit No. 21 to the Company's Form 10 filed on
           time at which the common stock of the Registrant is      February 13, 1998.
           distributed to stockholders of Marriott International,
           Inc.).

 27        Financial Data Schedule for the Registrant.              Filed herewith.

 99        Forward-Looking Statements.                              Filed herewith.

_____________________________

/(1)/ These agreements are currently between Marriott International, Inc. and Chemical Bank, as Trustee. If consent solicitations with respect to the securities evidenced by these agreements are successful, the Registrant will not become a party to the agreements. However, if any such consent solicitation is not successful, the relevant securities will become obligations of the Registrant and one or more supplemental indentures assigning the rights and obligations of Marriott International, Inc. to the Registrant will be executed.

/(2)/ The obligations of Marriott International, Inc. (as guarantor) will be assumed by the Registrant pursuant to a supplemental indenture which may include additional changes to this Indenture if the consent solicitation with respect to these securities is successful.

(b)   REPORTS ON FORM 8-K

      None.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of March, 1998.

NEW MARRIOTT MI, INC.


 By /s/ J.W. Marriott, Jr.
    ------------------------------
       J.W. Marriott, Jr.
       Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Company in their capacities and on the date indicated above.


PRINCIPAL EXECUTIVE OFFICER:


       /s/ J.W. Marriott Jr.
----------------------------------
        J.W. Marriott, Jr.                           Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:


     /s/ Michael A. Stein
----------------------------------
       Michael A. Stein                              Executive Vice President,
                                                     Chief Financial Officer
                                                     and Director

PRINCIPAL ACCOUNTING OFFICER:


      /s/ Stephen E. Riffee
----------------------------------
        Stephen E. Riffee                            Vice President, Finance and
                                                     Chief Accounting Officer


DIRECTORS:


     /s/ William J. Shaw
----------------------------------
 William J. Shaw, Chairman of
    the Board and Director


         /s/ Joseph Ryan
----------------------------------
      Joseph Ryan, Director


       /s/ Michael A. Stein
----------------------------------
    Michael A. Stein, Director