Form 10-Q
period 1998-03-27
MARRIOTT INTERNATIONAL INC /MD/
filed 1998-05-08
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 27, 1998                 Commission File No. 1-13881



                          MARRIOTT INTERNATIONAL, INC.

Delaware                                                              52-2055918
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                              10400 Fernwood Road
                            Bethesda, Maryland 20817
                                 (301) 380-3000

                             New Marriott MI, Inc.
                -----------------------------------------------
                  (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                           Yes [_]      No [X]


                                                          Shares outstanding
       Class                                              at April 24, 1998
-----------------------                                   ------------------
Common Stock,                                                 127,830,768
$0.01 par value

Class A Common Stock,                                         127,816,398
$0.01 par value

                          MARRIOTT INTERNATIONAL, INC.
                       (Formerly "New Marriott MI, Inc.")
                                     INDEX

                                                                                 Page No.
                                                                                ----------
            Forward-Looking Statements                                               3

Part I.     Financial Information:

               Condensed Consolidated Statement of Income -
                 Twelve Weeks Ended March 27, 1998 and March 28, 1997                4

               Condensed Consolidated Balance Sheet -
                 as of March 27, 1998 and January 2, 1998                            5

               Condensed Consolidated Statement of Cash Flows -
                 Twelve Weeks Ended March 27, 1998 and March 28, 1997                6

               Consolidated Statement of Pro Forma Comprehensive Income -
                 Twelve Weeks Ended March 27, 1998 and March 28, 1997                7

               Notes to Condensed Consolidated Financial Statements                 8-12

               Management's Discussion and Analysis of Results of Operations
                 and Financial Condition                                           13-16


Part II.    Other Information and Signature:

               Legal Proceedings                                                    17

               Changes in Securities                                                17

               Defaults Upon Senior Securities                                      17

               Submission of Matters to a Vote of Security Holders                  17

               Other Information                                                    17

               Exhibits and Reports on Form 8-K                                    18-19

               Signature                                                            20

                           Forward-Looking Statements

When used throughout this report, the words "believes," "anticipates," "expects," "intends," "hopes," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of the Company's business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms, timeshare units and senior living accommodations; the Company's continued ability to obtain new operating contracts and franchise agreements; the Company's ability to develop and maintain positive relations with current and potential hotel and retirement community owners; the effect of international, national and regional economic conditions; the availability of capital to fund investments; the Company's ability to achieve synergies and performance improvements subsequent to closing on acquisitions; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 filed herewith. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                          MARRIOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ($ in millions, except per share amounts)
                                  (Unaudited)

                                                                                 Twelve weeks ended
                                                                            ------------------------------
                                                                               March 27,       March 28,
                                                                                 1998            1997
                                                                            ---------------  -------------
SALES
  Lodging
     Rooms.................................................................  $      1,066     $        898
     Food and beverage.....................................................           404              321
     Other.................................................................           304              231
                                                                            ---------------  -------------
                                                                                    1,774            1,450
  Contract Services........................................................           418              459
                                                                            ---------------  -------------
                                                                                    2,192            1,909
                                                                            ---------------  -------------
OPERATING COSTS AND EXPENSES
  Lodging
     Departmental direct costs
       Rooms...............................................................           239              197
       Food and beverage...................................................           300              239
     Remittances to hotel owners (including $178 and $140,
         respectively, to related parties).................................           382              319
     Other operating expenses..............................................           695              574
                                                                            ---------------  -------------
                                                                                    1,616            1,329
  Contract Services........................................................           413              445
                                                                            ---------------  -------------
                                                                                    2,029            1,774
                                                                            ---------------  -------------
OPERATING PROFIT
  Lodging..................................................................           158              121
  Contract Services........................................................             5               14
                                                                            ---------------  -------------
     Operating profit before corporate
       expenses and interest...............................................           163              135
Corporate expenses.........................................................           (25)             (20)
Interest expense...........................................................            (3)              (7)
Interest income............................................................            10                5
                                                                            ---------------  -------------
INCOME BEFORE INCOME TAXES.................................................           145              113
Provision for income taxes.................................................            56               44
                                                                            ---------------  -------------
NET INCOME.................................................................  $         89     $         69
                                                                            ===============  =============


PRO FORMA BASIC EARNINGS PER SHARE (Common Stock and
 Class A Common Stock).....................................................  $        .35     $        .27
                                                                            ===============  =============

PRO FORMA DILUTED EARNINGS PER SHARE (Common Stock and
 Class A Common Stock).....................................................  $        .33     $        .26
                                                                            ===============  =============


           See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)


                                                                                 March 27,    January 2,
                                                                                   1998          1998
                                                                              -------------  -------------
                                  ASSETS                                        (Unaudited)
Current Assets
 Cash and equivalents......................................................    $      478     $     289
 Accounts and notes receivable.............................................           851           724
 Other.....................................................................           342           354
                                                                              -------------  -------------
                                                                                    1,671         1,367
                                                                              -------------  -------------

Property and equipment.....................................................         1,561         1,537
Intangibles................................................................         1,730         1,448
Investments in affiliates..................................................           327           530
Notes and other receivable.................................................           399           414
Other......................................................................           328           261
                                                                              -------------  -------------
                                                                               $    6,016     $   5,557
                                                                              =============  =============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts payable..........................................................    $      871     $     839
 Other.....................................................................           729           800
                                                                              -------------  -------------
                                                                                    1,600         1,639
                                                                              -------------  -------------

Long-term debt.............................................................           442           112
Other long-term liabilities................................................           970           910
Convertible subordinated debt..............................................           313           310
Equity
 Investments and net advances from Old Marriott............................             -         2,586
 Common stock, 127.8 million shares issued.................................             1             -
 Class A common stock, 127.8 million shares issued.........................             1             -
 Additional paid-in capital................................................         2,689             -
                                                                              -------------  -------------
                                                                                    2,691         2,586
                                                                              -------------  -------------
                                                                               $    6,016     $   5,557
                                                                              =============  =============

           See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in millions)
                                  (Unaudited)


                                                                                      Twelve weeks ended
                                                                                ------------------------------
                                                                                   March 27,      March 28,
                                                                                     1998            1997
                                                                                --------------  --------------
OPERATING ACTIVITIES
   Net income..............................................................       $      89       $    69
   Adjustments to reconcile to cash provided by operations:
       Depreciation and amortization.......................................              30            24
       Income taxes and other..............................................              26            68
       Timeshare activity, net.............................................               9            (7)
       Working capital changes.............................................             (30)          (46)
                                                                                --------------  --------------
   Cash provided by operations.............................................             124           108
                                                                                --------------  --------------

INVESTING ACTIVITIES
   Acquisitions............................................................             (48)            -
   Dispositions............................................................              37             -
   Capital expenditures....................................................            (115)         (112)
   Loan advances...........................................................              (4)          (18)
   Loan collections and sales..............................................               8            19
   Other...................................................................             (39)          (41)
                                                                                --------------  --------------
   Cash used in investing activities.......................................            (161)         (152)
                                                                                --------------  --------------

FINANCING ACTIVITIES
   Issuances of long-term debt.............................................             452             2
   Repayments of long-term debt............................................            (122)           (4)
   Advances (to) from Old Marriott.........................................            (104)          830
                                                                                --------------  --------------
   Cash provided by financing activities...................................             226           828
                                                                                --------------  --------------

INCREASE IN CASH AND EQUIVALENTS...........................................             189           784
CASH AND EQUIVALENTS, beginning of period..................................             289           239
                                                                                --------------  --------------
CASH AND EQUIVALENTS, end of period........................................       $     478       $ 1,023
                                                                                ==============  ==============

           See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF PRO FORMA COMPREHENSIVE INCOME
                                ($ in millions)
                                  (Unaudited)

                                                                                 Twelve weeks ended
                                                                             --------------------------
                                                                               March 27,    March 28,
                                                                                 1998          1997
                                                                             ------------  ------------
Net Income.................................................................   $      89      $     69

Other pro forma comprehensive income, net of tax
 Foreign currency translation adjustments..................................          (5)           (5)
 Other.....................................................................           1             1
                                                                             ------------  ------------
Total other pro forma comprehensive income.................................          (4)           (4)
                                                                             ------------  ------------
Pro Forma Comprehensive Income.............................................   $      85      $     65
                                                                             ============  ============

           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation
   ---------------------
   The accompanying condensed consolidated financial statements present the results of operations, financial condition and cash flows of Marriott International, Inc. (together with its subsidiaries, the Company), formerly New Marriott MI, Inc., as if it were a separate entity for all periods presented. Until March 27, 1998, the Company was a wholly-owned subsidiary of the former Marriott International, Inc. (Old Marriott). The accompanying condensed consolidated financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1998. Capitalized terms not otherwise defined herein have the meanings specified in the Annual Report.

   In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 27, 1998 and January 2, 1998, and the results of operations and cash flows for the 12 weeks ended March 27, 1998 and March 28, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations. All material intercompany transactions and balances between Marriott International, Inc. and its subsidiaries have been eliminated.

2. Spinoff
   -------
   On March 27, 1998 all of the issued and outstanding common stock of the Company was distributed, on a pro rata basis, as a special dividend (the Spinoff) to holders of common stock of Old Marriott. Old Marriott's historical basis in the assets and liabilities of the Company has been carried over. Old Marriott received a private letter ruling from the Internal Revenue Service that the Spinoff would be tax-free to it and its shareholders. The Company was renamed "Marriott International, Inc." and both classes of its common stock are listed on the New York Stock Exchange. For each share of common stock in Old Marriott, shareholders received one share of Company Common Stock and one share of Company Class A Common Stock. Also on March 27, 1998, Old Marriott was renamed Sodexho Marriott Services, Inc.
   (SMS) and its food service and facilities management business was combined with the North American operations of Sodexho Alliance, S.A. (Sodexho), a worldwide food and management services organization.

   For purposes of governing certain of the ongoing relationships between the Company and SMS after the Spinoff and to provide for orderly transition, the Company and SMS entered into various agreements including the Employee Benefits and Other Employment Matters Allocation Agreement, Liquid Yield Option Notes (LYONs) Allocation Agreement, Tax Sharing Agreement, Trademark and Trade Name License Agreement, Noncompetition Agreement, Employee Benefit Services Agreement, Procurement Services Agreement, Distribution Services Agreement and other transitional services agreements. Effective as of the Spinoff date, pursuant to these agreements, the Company assumed sponsorship of certain of Old Marriott's employee benefit plans and insurance programs and succeeded to Old Marriott's liability to LYONs holders under the LYONs Indenture, nine percent of which was assumed by SMS.

   Sales by the Company to Old Marriott of $96 million and $110 million in the 12 weeks ended March 27, 1998 and March 28, 1997, respectively, have not been eliminated. Changes in Investments and Net Advances from Old Marriott represent the net income of the Company plus the net cash transferred between Old Marriott and the Company, and certain non-cash items.

   Prior to the Spinoff, the Company operated as a unit of Old Marriott, utilizing Old Marriott's centralized systems for cash management, payroll, purchasing and distribution, employee benefit plans, insurance and administrative services. As a result, substantially all cash received by the Company was deposited in and commingled with Old Marriott's general corporate funds. Similarly, operating expenses, capital expenditures and other cash requirements of the Company were paid by Old Marriott and charged directly or allocated to the Company. Certain assets and liabilities related to the Company's operations were managed and controlled by Old Marriott on a centralized basis. Prior to the Spinoff such assets and liabilities were allocated to the Company based on the Company's use of, or interest in, those assets and liabilities. In the opinion of management, the methods for allocating costs, assets and liabilities prior to the Spinoff were reasonable. The Company now performs these functions independently and expects that the costs incurred will not be materially different from those allocated prior to the Spinoff.

3. Pro Forma Earnings Per Share
   ----------------------------
   Pro forma earnings per share data are presented for the 12 weeks ended March 27, 1998 and March 28, 1997, because the Company was not publicly held during those periods. During the periods presented, Company Common Stock and Company Class A Common Stock were equivalent to one another for the purposes of the pro forma earnings per share calculations shown below. Accordingly, all pro forma share numbers represent the combined total of Company Common Stock and Company Class A Common Stock, and all pro forma per share amounts are applicable to Company Common Stock and Company Class A Common Stock.

  The following table illustrates the reconciliation of the earnings and number of shares used in the pro forma basic and pro forma diluted earnings per share calculations (in millions, except per share amounts).

                                                                    March 27,     March 28,
                                                                      1998          1997
                                                                 -------------  -------------
Computation of Pro Forma Basic Earnings Per Share

 Net income...................................................      $    89       $    69
 Weighted average shares outstanding..........................        253.5         252.4
                                                                 -------------  -------------

 Pro Forma Basic Earnings Per Share...........................      $   .35       $   .27
                                                                 =============  =============

Computation of Pro Forma Diluted Earnings Per Share

 Net income...................................................      $    89       $    69
 After-tax interest expense on convertible
  subordinated debt...........................................            2             2
                                                                 -------------  -------------

  Net income for pro forma diluted earnings per share.........      $    91       $    71
                                                                 -------------  -------------

 Weighted average shares outstanding..........................        253.5         252.4

 Effect of Dilutive Securities
  Employee stock option plan..................................          9.1           7.8
  Deferred stock incentive plan...............................          5.4           5.6
  Convertible subordinated debt...............................          9.5           9.6
                                                                 -------------  -------------

    Shares for pro forma diluted earnings per share...........        277.5         275.4
                                                                 -------------  -------------

 Pro Forma Diluted Earnings Per Share.........................      $   .33       $   .26
                                                                 =============  =============

  The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. The if-converted method is used for convertible subordinated debt.

4. Acquisitions
   ------------
   Renaissance Hotel Group N.V. On March 29, 1997, the Company acquired substantially all of the outstanding common stock of Renaissance Hotel Group N.V. (RHG). The purchase cost, of $937 million, was funded by Old Marriott. The Company's reported results of operations include RHG's operating results from the date of acquisition. Unaudited pro forma results of operations of the Company for the 12 weeks ended March 28, 1997, as if RHG had been acquired on January 4, 1997, would have resulted in sales of $2,107 million, and net income of $64 million, after an adjustment for interest expense of $12 million as if the acquisition borrowings had been incurred by the Company. The unaudited pro forma combined results of operations do not reflect the Company's expected future results of operations.

   The Ritz-Carlton Hotel Company LLC. On March 19, 1998, the Company increased its ownership interest in The Ritz-Carlton Hotel Company LLC to approximately 98 percent for consideration of approximately $90 million. The Company expects to acquire the remaining two percent within the next several years. The acquisition has been accounted for using the purchase method of accounting. Prior to March 19, 1998, the Company's investment in The Ritz-Carlton Hotel Company LLC was accounted for using the equity method of accounting.

5. Commitments
   -----------
   The Company issues guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees are limited, in the aggregate, to $154 million at March 27, 1998, including $80 million applicable to guarantees by or debt obligations of Host Marriott, partnerships in which Host Marriott is the general partner or other affiliated entities. New World and another affiliate of Dr. Cheng (a Director of the Company) have severally indemnified the Company for loan guarantees with a maximum funding of $6 million (which are included in the $80 million above) and guarantees by RHG of leases with minimum annual payments of approximately $59 million.

   As of March 27, 1998, the Company had extended approximately $194 million of loan commitments to owners of lodging and senior living properties. Letters of credit outstanding on the Company's behalf at March 27, 1998 totaled $151 million, the majority of which related to the Company's self-insurance program. At March 27, 1998, the Company had a repurchase obligation of $68 million related to notes receivable from timeshare interval purchasers that have been sold with limited recourse.

6. New Accounting Standards
   ------------------------
   In 1998, the Company adopted Statement of Financial Accounting Standards
   (FAS) No. 130, "Reporting Comprehensive Income" by presenting a consolidated statement of pro forma comprehensive income. Components of other comprehensive income up to the date of the Spinoff are presented on a pro forma basis since all components of comprehensive income were reflected within Investments and Net Advances from Old Marriott during such periods. The Company will adopt FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the last quarter of 1998.

   On November 20, 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements. As a result of EITF 97-2, and related discussions with the Securities and Exchange Commission, beginning in the 1998 fourth quarter, the Company will change its accounting to no longer include the working capital and sales of managed hotels and retirement communities. Instead, the Company's sales will include fees earned plus costs recovered from owners of managed hotels and retirement communities. Prior periods will be restated. Use of this new measure of sales in the Company's financial statements for the 12 weeks ended March 27, 1998, would have reduced each of revenues and operating expenses by approximately $496 million, and each of current assets and current liabilities by approximately $554 million, with no impact on operating profit, net income, earnings per share, debt or equity.

Item 2.  Management's Discussion and Analysis of Results of Operations and
--------------------------------------------------------------------------
Financial Condition
-------------------

RESULTS OF OPERATIONS/(1)/

The Company reported net income of $89 million for the 1998 first quarter, on sales of $2,192 million. This represents a 29 percent increase in net income and a 15 percent increase in sales over the first quarter of 1997. Pro forma diluted earnings per share for both Company Common Stock and Company Class A Common Stock of 33 cents for the quarter increased 27 percent over the 1997 pro forma amounts.

Lodging operations reported a 31 percent increase in operating profit on 22 percent higher sales. The results reflect room rate growth at U.S. hotels well in excess of inflation, the RHG acquisition, contributions from new units, and expansion of Marriott Vacation Club International. Before the impact of the RHG acquisition, lodging profits were up 25 percent in the 1998 first quarter on nine percent sales growth. Sales for full-service and luxury brands comprised over 70 percent of total lodging sales.

A net total of 29 hotels (5,637 rooms) were added during the first quarter of 1998, increasing the Company's total hotels to 1,507 (302,723 rooms). Units by brand are as follows:

                                                                     Hotels at March 27, 1998
                                                               -------------------------------------
                                                                Company-operated       Franchised
                                                               ------------------   ----------------
                                                                 Units    Rooms      Units   Rooms
                                                               -------- ---------   ------- --------
Marriott Hotels, Resorts and Suites .........................    207      89,261      124    38,182
Ritz-Carlton ................................................     34      11,646        -         -
Renaissance .................................................     58      22,599       11     3,861
New World ...................................................     14       6,889        -         -
Ramada International ........................................     34       7,305       41     7,474
Courtyard ...................................................    211      30,853      144    17,572
Residence Inn ...............................................    112      14,818      152    16,571
Fairfield Inn and Suites ....................................     51       7,136      300    26,459
TownePlace Suites ...........................................      3         285        3       308
Marriott Executive Residences and Other .....................      8       1,504        -         -
                                                               -------- ----------- ------- --------
Total .......................................................    732     192,296      775   110,427
                                                               ======== =========== ======= ========

-------------
/(1)/ Average daily rate, occupancy and REVPAR statistics are based on comparable Company-operated U.S. properties.

Sales for Marriott Hotels, Resorts and Suites increased seven percent over the prior year. A nine percent increase in average room rate, to $140, partially offset by a slight decrease in occupancy to 77 percent, generated a REVPAR increase of seven percent. Profits increased as improved REVPAR generated higher base management and incentive fees at many hotels.

Renaissance Hotels posted a REVPAR increase of seven percent due to higher room rates. The integration of RHG into the Company's systems is ahead of schedule. During the first quarter, Renaissance joined the Marriott Rewards frequent guest program, and all U.S. units are now on the Company's reservation system.

Ritz-Carlton reported an increase in average room rates of 11 percent, to $213, with occupancy down two points to 76 percent, resulting in an eight percent increase in REVPAR. The results of Ritz-Carlton properties will be consolidated following the increase in the Company's ownership interest to approximately 98 percent on March 19, 1998.

The limited-service lodging brands reported 10 percent higher sales. Profit growth over the prior year reflected increased base and incentive management fees on Company-operated properties and the expansion of franchising programs. The limited-service brands added a net of 23 properties (2,542 rooms), primarily franchises, during the first quarter of 1998.

 . Courtyard, the Company's moderate-price lodging brand, achieved an 11 percent increase in sales. Courtyard's average room rates increased nine percent, to $90, while occupancy decreased slightly to 79 percent, resulting in a REVPAR increase of eight percent. Sales and profits also reflect the addition of 59 units from the beginning of fiscal year 1997.

 . The Company's quality tier extended-stay brand, Residence Inn, posted a REVPAR increase of five percent, due to an increase in average room rates of seven percent, to $100, partially offset by a decrease in occupancy to 82 percent. Residence Inn opened 40 properties since the beginning of fiscal year 1997.

 . Fairfield Inn and Suites, the Company's economy lodging brand, posted an increase in average room rates of five percent to $50. On a comparable basis, this room rate growth was offset by a decrease in occupancy to 70 percent, resulting in a decrease in REVPAR of three percent. Including franchised properties, which represent a substantial proportion of total Fairfield units, REVPAR increased four percent, arising from a six percent increase in room rates to $55, partially offset by a one percent decrease in occupancy.

Marriott Vacation Club International posted profit growth in the 1998 first quarter. The division achieved an increase in contract sales, despite adverse weather at several locations, and generated higher income from purchaser financing and resort management. Marriott expects to begin sales at six new timeshare resorts in the United States and Europe during 1998.

Contract Services reported operating profit of $5 million on sales of $418 million in the 1998 first quarter, representing 64 percent and nine percent decreases, respectively, from the first quarter of 1997. Profit growth was impacted by the June 1997 sale of 29 senior living communities, which the Company continues to operate under long-term agreements. Excluding the impact of this transaction, operating profit for Contract Services increased 17 percent over the 1997 first quarter.

Marriott Senior Living Services reported higher sales, and solid profit growth in the 1998 first quarter, before the impact of the real estate transaction cited above. Results were boosted by contributions from 20 senior living communities added since the beginning of 1997. Occupancy for comparable communities remained at 95 percent in the quarter. The division now operates 92 independent full-service and assisted living communities totaling 18,100 units. Marriott plans to add more than 200 senior living communities over a five-year period (1998-2002).

Marriott Distribution Services generated higher profits in the 1998 first quarter, despite lower sales. Profits improved considerably compared to 1997, as the Company completed the integration of a major restaurant customer.

Corporate activity. Interest expense decreased by $4 million, primarily due to Host Marriott's assumption of $187 million of mortgage debt associated with the June 1997 sale of 29 senior living communities. Interest income increased by $5 million reflecting higher note receivable balances. Corporate expenses increased due to year 2000 software modification costs of $3 million as well as non-cash items associated with investments generating significant income tax benefits. The effective income tax rate decreased from 39.0 percent to 38.5 percent reflecting increased affordable housing tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled $478 million at March 27, 1998, an increase of $189 million from year end. Cash provided by operations of $124 million increased over 1997 principally due to higher earnings. EBITDA increased by $34 million to $178 million. EBITDA is an indicative measure of operating performance which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles.

Net cash used in investing activities totaled $161 million for the 1998 first quarter, primarily comprising the increase in the Company's ownership interest in The Ritz-Carlton Hotel Company LLC, together with development of limited-service lodging properties and senior living communities. Cash generated from dispositions of $37 million was primarily due to the sales of limited-service lodging properties and senior living communities.

The Company continues to grow its businesses, in part, by investing in new units. The Company's principal investments will continue to include loans, minority equity interests, business acquisitions and direct development and ownership of certain lodging and senior living services projects. The Company expects to sell certain lodging and senior living service properties under development, or to be developed, while continuing to operate them under long-term agreements. The Company believes that cash generated by operations, together with its borrowing capacity and proceeds from the sale of assets, will be sufficient to finance its planned growth and capital requirements.

The Company, like most computer users, will be required to modify significant portions of its computer software so that it will function properly prior to, in the year 2000, and beyond. The Company has assembled a dedicated team to address the year 2000 issue. This team has completed an inventory of most significant systems requiring modification, and has completed the remediation of some significant systems. Many of the costs to be incurred will be reimbursed to the Company or otherwise paid directly by owners and clients, pursuant to existing contracts. Estimated pre-tax modification costs to be borne by the Company are approximately $25 to $30 million and will be expensed as incurred. These amounts are subject to numerous estimation uncertainties including the extent of work to be done, availability and cost of consultants and the extent of testing required. The Company believes that it has allocated adequate resources for this purpose and expects its year 2000 program to be completed on a timely basis. However, there can be no assurance that the systems of other parties upon which the Company's businesses also rely will be converted on a timely basis. The Company could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly address the year 2000 issue.

                          PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings
--------------------------

     On March 26, 1998, the Company filed suit against Interstate Hotels Company (Interstate) in the United States District Court for the District of Maryland seeking a declaration and injunctive relief with respect to 29 franchised Marriott hotels owned and/or operated by Interstate. Patriot American Hospitality, Inc. (Patriot American) and Wyndham International, Inc. (Wyndham) were subsequently added as defendants. The suit alleges, among other things, failure by the defendants to provide certain notices and comply with certain contract rights in favor of the Company in connection with the proposed merger of Patriot American and Interstate. On April 8, 1998, the Fourth Circuit Court of Appeals entered a preliminary injunction barring the merger, pending a trial on the merits. On March 30, 1998, Patriot American and Wyndham brought suit against the Company in Dallas County, Texas, alleging unlawful interference with the merger between plaintiffs and Interstate, and asserting claims for tortious interference with contract. The lawsuit seeks a declaratory judgment, at least $10 million in actual damages and treble damages by way of punitive damages. The Company has denied the allegations and asserted affirmative defenses. On May 4, 1998, the Company, Patriot American and Interstate entered into a non-binding agreement in principle to settle both the Maryland and Texas lawsuits, and were granted a delay in the Maryland trial until after May 12, 1998, to complete and sign a definitive settlement agreement. Terms of the proposed settlement are confidential, except that the settlement, if completed, would allow the Patriot American-Interstate merger to be consummated. There can be no assurance that a definitive settlement agreement will be reached, or as to the outcome of the lawsuits if a definitive settlement is not reached.

Item 2.  Changes in Securities
------------------------------

     On March 27, 1998 the Company's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws became effective, and the Company executed a Rights Agreement with the Bank of New York, as rights agent. The Common Stock, Class A Common Stock and rights that are governed by these documents are described in the Company's Form 10 filed on February 13, 1998 and the Company's Form 8-A/A filed on April 3, 1998, which are incorporated by reference in this report.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None.

Item 5.  Other Information
--------------------------

     None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     Exhibit
     No.      Description
     ---      -----------

     3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2 to the Form 8-A/A of the Company filed on April 3, 1998).

     3.2 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3 to the Form 8-A/A of the Company filed on April 3, 1998).

     3.3  Amended and Restated Bylaws of the Company.

     3.4 Rights Agreement, dated as of March 27, 1998, between the Company and The Bank of New York, as Rights Agent (incorporated by reference to
          Exhibit 1 to the Form 8-A/A of the Company filed on April 3, 1998).

     4.1 Third Supplemental Indenture, dated as of March 10, 1998, among RHG Finance Corporation, as issuer, Renaissance Hotel Group N.V. as guarantor, the Company as successor guarantor, Sodexho Marriott Services, Inc. (formerly known as Marriott International, Inc.), and The First National Bank of Chicago, as trustee.

     4.2 Second Supplemental Indenture, dated as of March 27, 1998, relating to the Liquid Yield Option Notes due 2011, among the Company, Sodexho Marriott Services, Inc. and The Bank of New York, as trustee.

    10.1 Noncompetition Agreement, dated as of March 27, 1998, between the Company and Sodexho Marriott Services, Inc.

    10.2 Tax Sharing Agreement, dated as of March 27, 1998, between the Company and Sodexho Marriott Services, Inc.

    10.3 LYONs Allocation Agreement, dated as of March 27, 1998, among the Company, Sodexho Marriott Services, Inc. and Sodexho Alliance, S.A.

    10.4 Amendment No. 2 to Distribution Agreement with Host Marriott Corporation, dated as of June 21, 1997, by and among the Company, Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q of Marriott

           International, Inc. (now known as Sodexho Marriott Services, Inc.) for the fiscal quarter ended September 12, 1997).

     10.5 Amendment No. 3 to Distribution Agreement with Host Marriott Corporation, dated March 3, 1998 and effective March 27, 1998.

     10.6 Restated Noncompetition Agreement, dated March 3, 1998 and effective March 27, 1998, between the Company and Host Marriott Corporation.

     10.7 Stock Purchase Agreement, dated as of June 21, 1997, between the Company and Host Marriott Corporation (incorporated by reference to
           Exhibit 10.2 to the Form 10-Q of Marriott International, Inc. (now known as Sodexho Marriott Services, Inc.) for the fiscal quarter ended September 12, 1997).

     27    Financial Data Schedule for the Registrant.

     99    Forward-Looking Statements.

(b)  Reports on Form 8-K

     (1) The Company filed a report dated March 13, 1998 containing quarterly unaudited financial data for 1997 and 1996.

     (2) The Company filed a report dated March 27, 1998, disclosing the Spinoff of the Company by Old Marriott, and related transactions.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MARRIOTT INTERNATIONAL, INC.



   May 8, 1998                       /s/ Stephen E. Riffee
                                     ------------------------------------
                                     Stephen E. Riffee
                                     Vice President, Finance and
                                     Chief Accounting Officer