Form 10-Q
period 1998-06-19
MARRIOTT INTERNATIONAL INC /MD/
filed 1998-07-31
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 19, 1998                  Commission File No. 1-13881



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


                           Yes   [X]   No    [_]


                                                           Shares outstanding
       Class                                                at July 17, 1998
--------------------                                       ------------------
Class A Common Stock,
$0.01 par value                                               250,132,541

                          MARRIOTT INTERNATIONAL, INC.
                       (FORMERLY "NEW MARRIOTT MI, INC.")
                                     INDEX

                                                                                                             Page No.
                                                                                                          -----------
                   Forward-Looking Statements                                                                  3

Part I.            Financial Information (Unaudited):

                      Condensed Consolidated Statements of Income -
                        Twelve and Twenty-Four Weeks Ended June 19, 1998 and June 20, 1997                     4

                      Condensed Consolidated Balance Sheet -
                        as of June 19, 1998 and January 2, 1998                                                5

                      Condensed Consolidated Statement of Cash Flows -
                        Twenty-Four Weeks Ended June 19, 1998 and June 20, 1997                                6

                      Notes to Condensed Consolidated Financial Statements                                  7-11

                      Management's Discussion and Analysis of Results of Operations
                        and Financial Condition                                                            12-18

                      Quantitative and Qualitative Disclosures About Market Risk                              18


Part II.           Other Information and Signature:

                      Legal Proceedings                                                                       19

                      Changes in Securities                                                                   19

                      Defaults Upon Senior Securities                                                         19

                      Submission of Matters to a Vote of Security Holders                                     20

                      Other Information                                                                       20

                      Exhibits and Reports on Form 8-K                                                        21

                      Signature                                                                               22

                           FORWARD-LOOKING STATEMENTS

When used throughout this report, the words "believes," "anticipates," "expects," "intends," "hopes," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of the Company's business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms, timeshare units and senior living accommodations; the Company's continued ability to obtain new operating contracts and franchise agreements; the Company's ability to develop and maintain positive relations with current and potential hotel and retirement community owners; the effect of international, national and regional economic conditions; the availability of capital to fund investments; the Company's ability to achieve synergies and performance improvements subsequent to closing on acquisitions; the ability of the Company, and other parties upon which the Company's businesses also rely, to modify or replace on a timely basis, their computer software and other systems in order to function properly prior to, in and beyond, the year 2000; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 filed herewith. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
--------  --------------------

                          MARRIOTT INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in millions, except per share amounts)
                                  (Unaudited)

                                                                 Twelve weeks ended                     Twenty-four weeks ended
                                                          ---------------------------------         -------------------------------
                                                           June 19,               June 20,           June 19,             June 20,
                                                             1998                   1997               1998                 1997
                                                          ------------        -------------         -----------        ------------
SALES
 Lodging
   Rooms....................................................  $ 1,260              $ 1,061             $ 2,326             $ 1,959
   Food and beverage........................................      531                  393                 934                 714
   Other....................................................      342                  260                 647                 491
                                                              -------              -------             -------             -------
                                                                2,133                1,714               3,907               3,164
 Contract Services..........................................      406                  481                 824                 940
                                                              -------              -------             -------             -------
                                                                2,539                2,195               4,731               4,104
                                                              -------              -------             -------             -------
OPERATING COSTS AND EXPENSES
 Lodging
   Departmental direct costs
     Rooms..................................................      292                  232                 525                 429
     Food and beverage......................................      402                  289                 685                 528
   Remittances to hotel owners (including $181,
     $147, $359 and $288, respectively, to
     related parties).......................................      540                  361                 922                 680
   Other operating expenses.................................      721                  689               1,439               1,263
                                                              -------              -------             -------             -------
                                                                1,955                1,571               3,571               2,900
 Contract Services..........................................      398                  465                 811                 910
                                                              -------              -------             -------             -------
                                                                2,353                2,036               4,382               3,810
                                                              -------              -------             -------             -------
OPERATING PROFIT
 Lodging....................................................      178                  143                 336                 264
 Contract Services..........................................        8                   16                  13                  30
                                                              -------              -------             -------             -------
    Operating profit before corporate
     expenses and interest..................................      186                  159                 349                 294
Corporate expenses..........................................      (24)                 (20)                (49)                (40)
Interest expense............................................       (6)                  (8)                 (9)                (15)
Interest income.............................................        8                    6                  18                  11
                                                              -------              -------             -------             -------
INCOME BEFORE INCOME TAXES..................................      164                  137                 309                 250
Provision for income taxes..................................       63                   53                 119                  97
                                                              -------              -------             -------             -------
NET INCOME..................................................  $   101              $    84             $   190             $   153
                                                              =======              =======             =======             =======

BASIC EARNINGS PER SHARE....................................  $   .40              $   .33             $   .75             $   .60
                                                              =======              =======             =======             =======

DILUTED EARNINGS PER SHARE..................................  $   .37              $   .31             $   .70             $   .57
                                                              =======              =======             =======             =======

DIVIDENDS DECLARED PER SHARE................................  $  .095                                  $  .095
                                                              =======                                  =======

           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)

                                                                                       June 19,                    January 2,
                                                                                        1998                         1998
                                                                                     ------------                 ------------
                                  ASSETS                                              (Unaudited)
Current Assets
     Cash and equivalents..........................................................   $    318                    $    289
     Accounts and notes receivable.................................................        793                         724
     Other.........................................................................        389                         354
                                                                                      --------                    --------
                                                                                         1,500                       1,367
                                                                                      --------                    --------

Property and equipment.............................................................      1,812                       1,537
Intangibles........................................................................      1,737                       1,448
Investments in affiliates..........................................................        264                         530
Notes and other receivable.........................................................        382                         414
Other..............................................................................        294                         261
                                                                                      --------                    --------
                                                                                      $  5,989                    $  5,557
                                                                                      ========                    ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable..............................................................   $    858                    $    839
     Other.........................................................................        817                         800
                                                                                      --------                    --------
                                                                                         1,675                       1,639
                                                                                      --------                    --------

Long-term debt.....................................................................        352                         112
Other long-term liabilities........................................................        993                         910
Convertible subordinated debt......................................................        316                         310
Shareholders' Equity
     Class A common stock, 255.6 million shares issued.............................          3                           -
     Additional paid-in capital....................................................      2,701                           -
     Retained earnings.............................................................         75                           -
     Treasury stock, at cost.......................................................       (126)                          -
     Investments and net advances from Old Marriott................................          -                       2,586
                                                                                      --------                    --------
                                                                                         2,653                       2,586
                                                                                      --------                    --------
                                                                                      $  5,989                    $  5,557
                                                                                      ========                    ========

           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in millions)
                                  (Unaudited)


                                                                                               Twenty-four weeks ended
                                                                                      ---------------------------------------
                                                                                        June 19,                    June 20,
                                                                                         1998                        1997
                                                                                      -----------                ------------
OPERATING ACTIVITIES
    Net income......................................................................  $    190                   $    153
    Adjustments to reconcile to cash provided by operations:
     Depreciation and amortization..................................................        62                         53
     Income taxes and other.........................................................        74                         84
     Timeshare activity, net........................................................        34                        (10)
     Working capital changes........................................................       (55)                       (19)
                                                                                      --------                   --------
    Cash provided by operations.....................................................       305                        261
                                                                                      --------                   --------

INVESTING ACTIVITIES
    Acquisitions....................................................................       (48)                      (854)
    Dispositions....................................................................        89                        182
    Capital expenditures............................................................      (369)                      (201)
    Loan advances...................................................................       (18)                       (34)
    Loan collections and sales......................................................       122                         24
    Other...........................................................................       (53)                       (73)
                                                                                      --------                   --------
    Cash used in investing activities...............................................      (277)                      (956)
                                                                                      --------                   --------

FINANCING ACTIVITIES
    Issuances of long-term debt.....................................................       701                          7
    Repayments of long-term debt....................................................      (460)                        (7)
    Advances (to) from Old Marriott.................................................      (114)                       779
    Issuances of Class A common stock...............................................         2                          -
    Dividends paid..................................................................       (12)                         -
    Purchases of treasury stock.....................................................      (116)                         -
                                                                                      --------                   --------
    Cash provided by financing activities...........................................         1                        779
                                                                                      --------                   --------
INCREASE IN CASH AND EQUIVALENTS....................................................        29                         84
CASH AND EQUIVALENTS, beginning of period...........................................       289                        239
                                                                                      --------                   --------
CASH AND EQUIVALENTS, end of period.................................................  $    318                   $    323
                                                                                      ========                   ========

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

   In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 19, 1998 and January 2, 1998, the results of operations for the twenty-four weeks and twelve weeks ended June 19, 1998 and June 20, 1997 and cash flows for the twenty-four weeks ended June 19, 1998 and June 20, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations. All material intercompany transactions and balances between Marriott International, Inc. and its subsidiaries have been eliminated.

2. Spinoff
   -------

   On March 27, 1998, all of the issued and outstanding common stock of the Company was distributed, on a pro rata basis, as a special dividend (the Spinoff) to holders of common stock of Old Marriott, and the Company was renamed "Marriott International, Inc." Old Marriott's historical cost basis in the assets and liabilities of the Company has been carried over. Old Marriott received a private letter ruling from the Internal Revenue Service that the Spinoff would be tax-free to it and its shareholders. For each share of common stock in Old Marriott, shareholders received one share of Company Common Stock and one share of Company Class A Common Stock. On May 21, 1998, all outstanding shares of Company Common Stock were converted, on a one-for-one basis, into shares of Company Class A Common Stock. Company Class A Common Stock is listed on the New York Stock Exchange.

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

   Prior to the Spinoff, the Company operated as a unit of Old Marriott, utilizing Old Marriott's centralized systems for cash management, payroll, purchasing and distribution, employee benefit plans, insurance and administrative services. As a result, substantially all cash received by the Company was deposited in and commingled with Old Marriott's general corporate funds. Similarly, operating expenses, capital expenditures and other cash requirements of the Company were paid by Old Marriott and charged directly or allocated to the Company. Certain assets and liabilities related to the Company's operations were managed and controlled by Old Marriott on a centralized basis. Prior to the Spinoff such assets and liabilities were allocated to the Company based on the Company's use of, or interest in, those assets and liabilities. In the opinion of management, the methods for allocating costs, assets and liabilities prior to the Spinoff were reasonable. The Company now performs these functions independently and the costs incurred have not been materially different from those allocated prior to the Spinoff.

3. Earnings Per Share
   ------------------

   For periods prior to March 27, 1998, the number of weighted average shares outstanding and the effect of dilutive securities used in the earnings per share calculations are based upon the weighted average number of Old Marriott shares outstanding, and the Old Marriott effect of dilutive securities for the applicable period, adjusted (i) for the distribution ratio in the Spinoff of one share of Company Common Stock and one share of Company Class A Common Stock for every share of Old Marriott common stock, and (ii) to reflect the conversion of Company Common Stock into Company Class A Common Stock on May 21, 1998.

  The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                        Twelve weeks ended        Twenty-four weeks ended
                                                    -------------------------     -----------------------
                                                     June 19,        June 20,       June 19,     June 20,
                                                      1998            1997           1998         1997
                                                    ---------       ---------      ---------     --------
Computation of Basic Earnings Per Share

   Net income...................................    $   101         $    84        $   190       $    153
   Weighted average shares outstanding..........      254.1           253.4          253.8          253.0
                                                    -------         -------        -------       --------

   Basic Earnings Per Share.....................    $   .40         $   .33        $   .75       $    .60
                                                    =======         =======        =======       ========

Computation of Diluted Earnings Per Share

   Net income...................................    $   101         $    84        $   190       $    153
   After-tax interest expense on convertible
    subordinated debt...........................          2               2              4              4
                                                    -------         -------        -------       --------

    Net income for diluted earnings per share...    $   103         $    86        $   194       $    157
                                                    =======         =======        =======       ========

   Weighted average shares outstanding..........      254.1           253.4          253.8          253.0

   Effect of Dilutive Securities
     Employee stock purchase plan...............          -               -              -              -
     Employee stock option plan.................        9.1             7.7            9.1            7.5
     Deferred stock incentive plan..............        5.7             5.8            5.6            5.8
     Convertible subordinated debt..............        9.5             9.5            9.5            9.5
                                                    -------         -------        -------       --------
    Shares for diluted earnings per share.......      278.4           276.4          278.0          275.8
                                                    -------         -------        -------       --------

   Diluted Earnings Per Share...................    $   .37         $   .31        $   .70       $    .57
                                                    =======         =======        =======       ========

  The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. The if-converted method is used for convertible subordinated debt.

4. Acquisitions
   ------------

   Renaissance Hotel Group N.V. On March 29, 1997, the Company acquired substantially all of the outstanding common stock of Renaissance Hotel Group N.V. (RHG). The purchase cost of $937 million was funded by Old Marriott. The Company's reported results of operations include RHG's operating results from the date of acquisition. Unaudited pro forma results of operations of the Company for the twenty-four weeks ended June 20, 1997, as if RHG had been acquired on January 4, 1997, would have resulted in sales of $4,302 million, net income of $148 million, and diluted earnings per share of $.55 after deducting pro forma interest expense of $12 million as if the acquisition borrowings had been incurred by the Company. The unaudited pro forma results of operations do not reflect the Company's expected future results of operations.

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

5. Commitments
   -----------

   The Company issues guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees are limited, in the aggregate, to $251 million at June 19, 1998, including $80 million applicable to guarantees by or debt obligations of Host Marriott, partnerships in which Host Marriott is the general partner or other affiliated entities. New World and another affiliate of Dr. Cheng (a Director of the Company) have severally indemnified the Company for guarantees by RHG of leases with minimum annual payments of approximately $59 million.

   As of June 19, 1998, the Company had extended approximately $168 million of loan commitments to owners of lodging and senior living properties. Letters of credit outstanding on the Company's behalf at June 19, 1998 totaled $122 million, the majority of which related to the Company's self-insurance program. At June 19, 1998, the Company had a repurchase obligation of $72 million related to notes receivable from timeshare interval purchasers that have been sold with limited recourse.

6. Comprehensive Income
   --------------------

   In 1998, the Company adopted Statement of Financial Accounting Standards
   (FAS) No. 130, "Reporting Comprehensive Income" by including footnote disclosure of comprehensive income. All components of other comprehensive income up to the date of the Spinoff were reflected within Investments and Net Advances from Old Marriott during such periods. Total comprehensive income was $115 million and $76 million, respectively, for the twelve weeks ended June 19, 1998 and June 20, 1997, and was $200 million and $144 million, respectively, for the twenty-four weeks ended June 19, 1998 and June 20, 1997. The principal difference between net income and total comprehensive income relates to foreign currency translation adjustments.

7. New Accounting Standards
   ------------------------

   The Company will adopt FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. The Company will adopt FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is expected to have no material effect on the Company's consolidated financial statements, in the fourth quarter of 2000.

   On November 20, 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the sales and expenses of a managed entity in its financial statements. As a result of EITF 97-2, and related discussions with the staff of the Securities and Exchange Commission, in the 1998 fourth quarter the Company will change its accounting policy to no longer include the working capital and sales of managed hotels and retirement communities in its financial statements. Instead, the Company's sales will include fees earned plus costs recovered from owners of managed hotels and retirement communities. Prior periods will be restated. Reflecting this change in accounting policy in the Company's financial statements would have reduced each of sales and operating expenses by approximately $596 million and $457 million for the twelve weeks ended June 19, 1998 and June 20, 1997, respectively, and by approximately $1,092 million and $825 million for the twenty-four weeks ended June 19, 1998 and June 20, 1997, respectively, and each of current assets and current liabilities by approximately $526 million, as of June 19, 1998, with no impact on operating profit, net income, earnings per share, debt or equity.

Item 2.  Management's Discussion and Analysis of Results of Operations and
--------------------------------------------------------------------------
Financial Condition
-------------------

RESULTS OF OPERATIONS/(1)/

Twelve Weeks Ended June 19, 1998 Compared to Twelve Weeks Ended June 20, 1997
-----------------------------------------------------------------------------

The Company reported net income of $101 million for the 1998 second quarter, on sales of $2,539 million. This represents a 20 percent increase in net income and a 16 percent increase in sales over the second quarter of 1997. Diluted earnings per share of $.37 for the quarter increased 19 percent over the 1997 amount.

LODGING operations reported a 24 percent increase in operating profit on 24 percent higher sales. The results reflect room rate growth at U.S. hotels well in excess of inflation, contributions from new units, and expansion of Marriott Vacation Club International. Sales for full-service and luxury brands comprised over 75 percent of total lodging sales.

A net total of 48 hotels (7,241 rooms) were added during the second quarter of 1998, increasing the Company's total hotels to 1,554 (309,964 rooms). Hotels by brand are as indicated in the following table, which reflect a total of 32 Courtyard, Renaissance and Marriott Hotels, Resorts and Suites properties (9,338 rooms) which were "reflagged" from Ramada International and New World in the 1998 second quarter.

                                                  Hotels at June 19, 1998
                                             -----------------------------------
                                              Company-operated     Franchised
                                             ------------------  ---------------
                                              Units     Rooms     Units    Rooms
                                             -------- ---------  ------- -------
Marriott Hotels, Resorts and Suites.........   207      89,601     134    40,590
Ritz-Carlton................................    34      11,628       -         -
Renaissance.................................    68      27,220      14     5,483
New World...................................     7       3,651       -         -
Ramada International........................    11       2,038      39     6,576
Courtyard...................................   232      34,870     150    18,241
Residence Inn...............................   117      15,472     160    17,448
Fairfield Inn and Suites....................    51       7,136     314    27,714
TownePlace Suites...........................     3         285       5       507
Marriott Executive Residences and Other.....     8       1,504       -         -
                                             -----     -------    ----   -------
Total.......................................   738     193,405     816   116,559
                                             =====     =======    ====   =======

Sales for Marriott Hotels, Resorts and Suites increased nine percent over the
prior year period.   An eight percent increase in average room rates, to $141,
partially offset by a slight decrease in occupancy to 81 percent, generated a REVPAR increase of six percent. REVPAR growth was reduced during the 1998 quarter due to the timing of the Easter holiday. Profits increased as improved REVPAR generated higher base management, franchise and incentive fees at many hotels.

____________
/(1) /Average daily rate, occupancy and REVPAR statistics are based on comparable Company-operated U.S. properties, except for Fairfield Inn and Suites, which data also include comparable franchised units.

Renaissance hotels posted a REVPAR increase of seven percent due to a seven percent increase in average room rates to $134 with occupancy unchanged at 73 percent. Renaissance is now integrated into the Marriott reservation system, as well as sales, marketing and other programs.

Ritz-Carlton reported an increase in average room rates of nine percent, to $218, with occupancy down two percentage points to 78 percent, resulting in a seven percent increase in REVPAR. The results of Ritz-Carlton properties have been consolidated following the increase in the Company's ownership interest to approximately 98 percent on March 19, 1998, resulting in sales of approximately $220 million during the 1998 quarter, with no impact on net income.

The combined limited-service lodging brands reported 11 percent higher sales. Profit growth over the prior year reflected increased base and incentive management fees on Company-operated properties and the expansion of franchising programs. The limited-service brands added a net of 40 properties (4,472 rooms), primarily franchises, during the second quarter of 1998.

 . The Company's quality tier extended-stay brand, Residence Inn, posted a REVPAR increase of four percent, due to an increase in average room rates of five percent to $100, partially offset by a one percentage point decrease in occupancy to 85 percent. Residence Inn opened 13 properties during the quarter.

 . Courtyard, the Company's moderate-price lodging brand, achieved a 12 percent increase in sales. Courtyard's average room rates increased eight percent to $91, while occupancy decreased slightly to 82 percent, resulting in a REVPAR increase of seven percent. Courtyard opened 11 properties during the quarter.

 . Fairfield Inn and Suites, the Company's economy lodging brand, posted an increase in average room rates of four percent to $56, which was partially offset by a slight decrease in occupancy to 77 percent, resulting in an increase in REVPAR of four percent. Fairfield Inn and Suites opened 14 properties during the quarter.

Marriott Vacation Club International posted substantial profit growth in the 1998 second quarter. The division generated a 14 percent increase in contract sales, reflecting strong sales activity at timeshare resorts in South Carolina, Hawaii and California, as well as higher financing income.

CONTRACT SERVICES reported operating profit of $8 million on sales of $406 million in the 1998 second quarter, representing 50 percent and 16 percent decreases, respectively, from the second quarter of 1997. Profit growth was impacted by the April 1997 sale of five senior living communities and the June 1997 sale of 29 communities, all of which the Company continues to operate under long-term agreements. Operating profit for Contract Services increased four-fold from the 1997 second quarter after adjusting for the impact of these transactions.

Marriott Senior Living Services reported higher sales, and solid profit growth in the 1998 second quarter, adjusting for the impact of the real estate transactions cited above. Results were aided by contributions from 16 senior living communities added over the past 12 months. Occupancy for comparable communities increased one percentage point to 94 percent in the quarter. The division now operates 95 independent full-service and assisted living communities totaling approximately 18,400 units. Marriott plans to add more than 200 senior living communities over a five-year period (1998-2002).

Marriott Distribution Services (MDS) achieved higher profits in the 1998 second quarter, despite lower sales. The division benefited from consolidation of its food distribution facilities, and the realization of operating efficiencies following a period of rapid expansion in 1996-97.

CORPORATE ACTIVITY. Interest expense decreased by $2 million, primarily due to Host Marriott's assumption of $187 million of mortgage debt associated with the June 1997 sale of 29 senior living communities, partially offset by the interest costs arising from 1998 investing activities and share repurchases of approximately $116 million during the quarter. Interest income increased by $2 million reflecting higher notes receivable balances. Corporate expenses increased due to year 2000 software modification costs of $3 million as well as non-cash items associated with investments generating significant income tax benefits. The effective income tax rate decreased from 39 percent to 38.5 percent primarily due to the increased proportion of foreign operations in countries with low effective tax rates.

Twenty-Four Weeks Ended June 19, 1998 Compared to Twenty-Four Weeks Ended June
------------------------------------------------------------------------------
20, 1997
--------

The Company reported net income of $190 million for the first two quarters, on sales of $4,731 million. This represents a 24 percent increase in net income and a 15 percent increase in sales over the same period in 1997. Diluted earnings per share of $.70 for the period increased 23 percent over the corresponding 1997 period.

LODGING operating profits were up 27 percent, on a sales increase of 23 percent. The revenue increase primarily resulted from REVPAR growth across all brands and the addition of 434 hotels since the beginning of 1997. This revenue growth resulted in the Company earning higher base management and franchise fees and also contributed to higher house profits which resulted in higher incentive management fees. Sales for full-service and luxury brands comprised 75 percent of total lodging sales.

Sales for Marriott Hotels, Resorts and Suites increased eight percent over the prior year period. An eight percent increase in average room rates, partially offset by a one percentage point decline in occupancy, generated a REVPAR increase of seven percent. Profits increased as improved REVPAR generated higher base management fees and higher house profits, resulting in increased incentive fees at many hotels.

Renaissance hotels achieved a REVPAR increase of seven percent due to a seven percent increase in room rates to $134, partially offset by a slight decrease in occupancy to 71 percent. Renaissance is now integrated into the Marriott reservation system, as well as sales, marketing and other programs.

Ritz-Carlton reported an increase in average room rates of 10 percent, to $216, while occupancy decreased two percentage points to 77 percent, resulting in a seven percent increase in REVPAR.

Limited-service brands represented about 18 percent of total lodging sales for the first two quarters, and each of the brands increased REVPAR for this period.

 . Residence Inn posted a REVPAR increase of four percent, due to an increase in average room rates of six percent to $100, partially offset by a decrease in occupancy to 84 percent. Sales growth in 1998, of 10 percent, also benefited from the addition of 53 properties since the beginning of fiscal year 1997.

 . Courtyard achieved a 12 percent increase in sales. Courtyard's average room rates increased nine percent to $91, while occupancy dropped slightly to 80 percent, resulting in a REVPAR increase of seven percent. Sales and profits also reflect the addition of 70 units since the beginning of fiscal year 1997.

 . Fairfield Inn and Suites achieved a four percent increase in REVPAR, driven by a five percent increase in average room rates to $56, marginally offset by a one percentage point decrease in occupancy to 73 percent. Fairfield Inn and Suites has opened 81 properties since the beginning of fiscal year 1997.

Marriott Vacation Club International generated a 10 percent increase in contract sales. The Company experienced increased profits from resort development, together with increased financing income.

CONTRACT SERVICES reported operating profit of $13 million on sales of $824 million in 1998, representing 57 percent and 12 percent decreases, respectively, from the first two quarters of 1997. Profit growth was impacted by the April 1997 sale of five senior living communities, and the June 1997 sale of 29 communities, all of which the Company continues to operate under long-term agreements. Operating profit for Contract Services more than doubled over the first two quarters of 1997 after adjusting for the impact of these transactions.

Marriott Senior Living Services reported higher sales for the first two quarters of 1998, before the impact of the real estate transactions cited above. Results were boosted by contributions from 23 senior living communities added since the beginning of 1997 and an increase in occupancy for comparable communities to 95 percent.

Marriott Distribution Services generated higher profits in the first two quarters of 1998, despite lower sales, reflecting increased operating efficiencies.

CORPORATE ACTIVITY. Interest expense decreased by $6 million, primarily due to Host Marriott's assumption of $187 million of mortgage debt associated with the June 1997 sale of 29 senior living communities, partially offset by the interest costs arising from 1998 investing activities and share repurchases of approximately $116 million during 1998. Interest income increased by $7 million reflecting higher notes receivable balances. Corporate expenses increased due to year 2000 software modification costs of $6 million as well as non-cash items associated with investments generating significant income tax benefits. The effective income tax rate decreased from 39 percent to 38.5 percent primarily due to the increased proportion of foreign operations in countries with low effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled $318 million at June 19, 1998, an increase of $29 million from year end. Cash provided by operations of $305 million increased 17 percent over 1997. EBITDA increased by $62 million, or 19 percent, to $380 million. EBITDA is an indicator of operating performance which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles.

Net cash used in investing activities totaled $277 million for the first two quarters of 1998, primarily comprising the increase in the Company's ownership interest in The Ritz-Carlton Hotel Company LLC, together with expenditures for the development of limited-service lodging properties and senior living communities, partially offset by proceeds from loan collections and sales. Cash generated from dispositions of $89 million was primarily due to the sales of limited-service lodging properties and senior living communities.

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

The Company purchased 3.5 million shares in the twelve weeks ended June 19, 1998, at a cost of $116 million. As of June 19, 1998, the Company had been authorized by its Board of Directors to purchase a further 16.5 million shares.

In 1996 MDS became the exclusive provider of distribution services to Boston Chicken Inc. (BCI). In May 1998, BCI disclosed that its independent auditors had expressed substantial doubt about BCI's ability to continue as a going concern. MDS continues to distribute to BCI and has been receiving full payment in accordance with the terms of its contractual relationship with BCI. If the contract were to terminate, or if BCI were to cease or substantially curtail its operations: (i) MDS may be unable to recover some or all of an aggregate of approximately $32 million (calculated as of June 19, 1998) in contract investment, receivables, and inventory; and (ii) MDS would have warehouse capacity and rolling stock in excess of its likely future requirements.

The Company, like most computer users, will be required to modify or replace significant portions of its computer software and other systems so that they will function properly prior to, in the year 2000, and beyond. The Company has assembled a dedicated team to address the year 2000 issue. This team has completed an inventory of most significant systems requiring modification, and has completed the remediation of some significant systems. Many of the costs to be incurred will be reimbursed to the Company or otherwise paid directly by owners and clients, pursuant to existing contracts. Estimated pre-tax costs to be borne by the Company are approximately $40 to $50 million and will be expensed as incurred. These amounts are subject to numerous estimation uncertainties including the extent of work to be done, availability and cost of consultants and the extent of testing required. The Company believes that it has allocated adequate resources for this purpose and expects its year 2000 program to be completed on a timely basis. However, there can be no assurance that the systems of other parties upon which the Company's businesses also rely will be converted on a timely basis. The Company could be materially adversely affected by the failure of its systems and applications, or those operated by other parties, to properly address the year 2000 issue.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There have been no material changes to the Company's exposures to market risk since January 2, 1998.

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

There are no material legal proceedings pending against the Company.

On May 27, 1998, the Company entered into a settlement agreement (the Settlement Agreement) with Interstate Hotels Company (Interstate), Patriot American Hospitality, Inc. (Patriot American) and Wyndham International, Inc. (Wyndham), which settled certain litigation described in the Company's Form 10-Q for the quarter ended March 27, 1998. The Settlement Agreement provides for, among other things, the following: (i) the spinoff by Patriot American, within 180 days after the merger of Interstate and Wyndham (which was reported to have occurred on June 2, 1998), of an independent, publicly-traded company encompassing Interstate's third-party management business, including the management of 42 Marriott-branded properties; (ii) the assumption by the Company of management of 10 Marriott-branded hotels currently owned and operated by Interstate; and (iii) the conversion by Patriot American of 10 Marriott-branded hotels owned by Interstate to Wyndham-branded hotels. Each of the Company and Patriot American will own four percent of the outstanding shares of the spun off company, and each will have the right to elect two directors of the nine-member board of directors until such time as Patriot American, on the one hand, or the Company, on the other hand, owns less than 50 percent of their original investment in the spun off company. The new company will have two principal subsidiaries, and own an approximately 35 percent managing interest in the subsidiary that will conduct Interstate's third-party hotel management business. Patriot American will retain an approximately 65 percent non-voting ownership interest in that subsidiary. The new company will also own 99.99 percent of its other subsidiary, which will enter into a management agreement with the Company, and the Company will own a 0.01 percent interest in this subsidiary allowing certain consent rights with respect to its management agreements. The settlement also includes the amendment of existing contracts to give the Company rights of first refusal on future sales of certain Marriott-branded hotels owned by Patriot American, and the amendment of certain territorial restrictions to allow the Company to operate additional hotels in certain markets and to permit Patriot American to convert existing Marriott hotels in certain markets to Wyndham hotels. If the spinoff does not occur, the parties have agreed that neither Patriot American, Wyndham nor any of their affiliates will qualify as approved Marriott hotel operators, and that the Company will be free to enforce its rights under the amended franchise agreements, including rights to liquidated damages with respect to Marriott-branded properties where Interstate is the owner/manager or manager and franchisee. The agreements now provide that the Company will have rights to purchase several of the hotels at appraised value, and the right to demand an approved operator for the remaining Marriott-branded hotels.

Item 2.  Changes in Securities
------------------------------

On May 21, 1998, all of the outstanding shares of Company Common Stock were converted, on a one-for-one basis, into shares of Company Class A Common Stock. This action was taken by the Board of Directors under authority granted by the Company's certificate of incorporation, as a result of the shareholder vote at the Registrant's Annual Meeting of Shareholders described in Item 4 below.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On May 20, 1998, the Company held its Annual Meeting of Shareholders. The shareholders (i) re-elected directors Gilbert M. Grosvenor, Richard E. Marriott and Harry J. Pearce to terms of office expiring at the 2001 Annual Meeting of Shareholders, (ii) ratified the adoption of the Company's 1998 Employee Stock Purchase Plan and the reservation of 5 million shares of Common Stock for issuance thereunder, (iii) defeated a proposal to retain two classes of the Company's common stock in the current form, (iv) defeated a proposal to retain two classes of the Company's common stock, with certain modifications, (v) defeated a shareholder proposal to adopt cumulative voting for the election of directors, and (vi) defeated a shareholder proposal with respect to certain attributes of individuals to be directors of the Company. The following table sets forth the votes cast with respect to each of these matters.

----------------------------------------------------------------------------------------------------------------
MATTER                                    FOR             AGAINST       WITHHELD      ABSTAIN        BROKER
                                                                                                    NON-VOTES
----------------------------------------------------------------------------------------------------------------
Re-election of
Gilbert M. Grosvenor                   1,245,653,848                   17,704,621
----------------------------------------------------------------------------------------------------------------
Re-election of
Richard E. Marriott                    1,245,845,000                   17,513,469
----------------------------------------------------------------------------------------------------------------
Re-election of
Harry J. Pearce                        1,245,581,050                   17,777,419
----------------------------------------------------------------------------------------------------------------
Ratification of 1998
Employee Stock Purchase Plan,
and reservation of 5 million
shares of Common Stock for
issuance thereunder                    1,242,053,492      15,746,391                 5,558,586
----------------------------------------------------------------------------------------------------------------
Proposal to retain two classes of
Common Stock in current form             660,435,293     502,763,391                 8,797,008   91,362,777
----------------------------------------------------------------------------------------------------------------
Proposal to retain two classes of
Common Stock, with certain
modifications                            644,609,692     517,976,380                 9,409,620   91,362,777
----------------------------------------------------------------------------------------------------------------
Proposal to adopt cumulative
voting for the election of
directors                                165,618,800     964,522,420                41,854,472   91,362,777
----------------------------------------------------------------------------------------------------------------
Proposal with respect to certain
attributes of individuals to be
directors of the Company                  78,663,355   1,070,556,761                22,775,576   91,362,772
----------------------------------------------------------------------------------------------------------------

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits

     Exhibit
     No.       Description
     ---       -----------

     27        Financial Data Schedule for the Registrant.

     99        Forward-Looking Statements.

(b)  Reports on Form 8-K


(1) The Company filed a report dated May 21, 1998, disclosing the conversion, on a one-for-one basis, of all of the outstanding shares of Company Common Stock, into shares of Company Class A Common Stock.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              MARRIOTT INTERNATIONAL, INC.


                                              /s/ Stephen E. Riffee
July 31, 1998                                 ----------------------------
                                              Stephen E. Riffee
                                              Vice President, Finance and
                                              Chief Accounting Officer