Form 10-Q
period 1998-09-11
MARRIOTT INTERNATIONAL INC /MD/
filed 1998-10-23
CIK 1048286

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 11, 1998             Commission File No. 1-13881



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


                            Yes [X]          No   [_]


                                                 Shares outstanding
         Class                                   at October 9, 1998
---------------------                            ------------------
Class A Common Stock,
$0.01 par value                                     242,775,247

                          MARRIOTT INTERNATIONAL, INC.
                       (Formerly "New Marriott MI, Inc.")
                                      INDEX

                                                                                                   Page No.
                                                                                                  -----------
         Forward-Looking Statements                                                                   3

Part I.  Financial Information (Unaudited):

             Condensed Consolidated Statements of Income -
                 Twelve and Thirty-Six Weeks Ended September 11, 1998 and
                 September 12, 1997                                                                   4

             Condensed Consolidated Balance Sheet -
                 as of September 11, 1998 and January 2, 1998                                         5

             Condensed Consolidated Statement of Cash Flows -
                 Thirty-Six Weeks Ended September 11, 1998 and September 12, 1997                     6

             Notes to Condensed Consolidated Financial Statements                                     7

             Management's Discussion and Analysis of Results of Operations
                 and Financial Condition                                                             12

             Quantitative and Qualitative Disclosures About Market Risk                              19



Part II. Other Information and Signature:

             Legal Proceedings                                                                       20

             Changes in Securities                                                                   20

             Defaults Upon Senior Securities                                                         20

             Submission of Matters to a Vote of Security Holders                                     20

             Other Information                                                                       20

             Exhibits and Reports on Form 8-K                                                        21

             Signature                                                                               22

                           Forward-Looking Statements

When used throughout this report, the words "believes," "anticipates," "expects," "intends," "hopes," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of the Company's business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms, timeshare units and senior living accommodations; the Company's continued ability to obtain new operating contracts and franchise agreements; the Company's ability to develop and maintain positive relations with current and potential hotel and retirement community owners; the effect of international, national and regional economic conditions; the availability of capital to allow the Company and potential hotel and retirement community owners to fund investments; the ability of the Company, and other parties upon which the Company's businesses also rely, to modify or replace on a timely basis, their computer software and other systems in order to function properly prior to, in and beyond, the year 2000; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 filed herewith. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

                         PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    ($ in millions, except per share amounts)
                                   (Unaudited)

                                                                  Twelve weeks ended                    Thirty-six weeks ended
                                                          ------------------------------------    ----------------------------------
                                                           September 11,       September 12,       September 11,       September 12,
                                                               1998                1997                1998                1997
                                                          ----------------    ----------------    ----------------    --------------

SALES
     Lodging
         Rooms..........................................  $     1,159         $     991           $      3,500          $   2,950
         Food and beverage..............................          401               314                  1,315              1,027
         Other..........................................          307               299                    959                791
                                                          ---------------     ----------------    ----------------    --------------
                                                                1,867             1,604                  5,774              4,768
     Contract Services..................................          396               469                  1,220              1,409
                                                          ---------------     ----------------    ----------------    --------------
                                                                2,263             2,073                  6,994              6,177
                                                          ---------------     ----------------    ----------------    --------------

OPERATING COSTS AND EXPENSES
     Lodging
         Departmental direct costs
              Rooms.....................................          281               227                    806                656
              Food and beverage.........................          332               253                  1,017                780
         Remittances to hotel owners (including $147,
              $137, $590 and $425, respectively, to
              related parties) .........................          379               340                  1,301              1,020
         Other operating expenses.......................          719               653                  2,158              1,917
                                                          ---------------     ----------------    ----------------    --------------
                                                                1,711             1,473                  5,282              4,373
     Contract Services..................................          388               464                  1,199              1,374
                                                          ---------------     ----------------    ----------------    --------------
                                                                2,099             1,937                  6,481              5,747
                                                          ---------------     ----------------    ----------------    --------------

OPERATING PROFIT
     Lodging  ..........................................          156               131                    492                395
     Contract Services..................................            8                 5                     21                 35
                                                          ---------------     ----------------    ----------------    --------------
         Operating profit before corporate
              expenses and interest.....................          164               136                    513                430
Corporate expenses......................................          (25)              (20)                   (74)               (60)
Interest expense........................................           (6)               (3)                   (15)               (18)
Interest income.........................................            7                 8                     25                 19
                                                          ---------------     ----------------    ----------------    --------------
INCOME BEFORE INCOME TAXES .............................          140               121                    449                371
Provision for income taxes..............................           54                47                    173                144
                                                          ---------------     ----------------    ----------------    --------------
NET INCOME..............................................  $        86         $      74           $        276          $     227
                                                          ===============     ================    ================    ==============


BASIC EARNINGS PER SHARE................................  $        .34        $     .29           $       1.09          $     .89
                                                          ===============     ================    ================    ==============


DILUTED EARNINGS PER SHARE..............................  $        .32        $     .27          $        1.02         $      .84
                                                          ===============     ================    ================    ==============


DIVIDENDS DECLARED PER SHARE............................  $        .05                            $        .15
                                                          ===============                         ================

            See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 ($ in millions)

                                                                                     September 11,         January 2,
                                                                                         1998                 1998
                                                                                    ----------------     ----------------
                                     ASSETS                                           (Unaudited)
Current Assets
   Cash and equivalents.........................................................     $         335       $         289
   Accounts and notes receivable................................................               807                 724
   Other........................................................................               371                 354
                                                                                    -----------------    ----------------
                                                                                             1,513               1,367
                                                                                    -----------------    ----------------

Property and equipment..........................................................             2,021               1,537
Intangibles.....................................................................             1,722               1,448
Investments in affiliates.......................................................               244                 530
Notes and other receivable......................................................               383                 414
Other...........................................................................               272                 261
                                                                                    -----------------    ----------------
                                                                                     $       6,155       $       5,557
                                                                                    =================    ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable.............................................................     $         865       $         839
   Other .......................................................................               877                 800
                                                                                    -----------------    ----------------
                                                                                             1,742               1,639
                                                                                    -----------------    ----------------

Long-term debt..................................................................               539                 112
Other long-term liabilities.....................................................               999                 910
Convertible subordinated debt...................................................               319                 310
Shareholders' Equity
   Class A common stock, 255.6 million shares issued............................                 3                   -
   Additional paid-in capital...................................................             2,693                   -
   Retained earnings............................................................               132                   -
   Treasury stock, at cost......................................................              (272)                  -
   Investments and net advances from Old Marriott...............................                 -               2,586
                                                                                    -----------------    ----------------
                                                                                             2,556               2,586
                                                                                    -----------------    ----------------
                                                                                     $       6,155       $       5,557
                                                                                    =================    ================


            See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 ($ in millions)
                                   (Unaudited)

                                                                                           Thirty-six weeks ended
                                                                                    -------------------------------------
                                                                                     September 11,        September 12,
                                                                                          1998                1997
                                                                                    -----------------    ----------------
OPERATING ACTIVITIES
     Net income.................................................................     $      276          $      227
     Adjustments to reconcile to cash provided by operations:
         Depreciation and amortization..........................................             93                  85
         Income taxes and other.................................................            104                 163
         Timeshare activity, net................................................             41                 (45)
         Working capital changes................................................             (6)                 35
                                                                                    -----------------    ----------------
     Cash provided by operations................................................            508                 465
                                                                                    -----------------    ----------------

INVESTING ACTIVITIES
     Acquisitions...............................................................            (48)               (856)
     Dispositions...............................................................            109                 437
     Capital expenditures.......................................................           (566)               (328)
     Loan advances..............................................................            (24)                (63)
     Loan collections and sales.................................................            165                  29
     Other......................................................................            (91)               (120)
                                                                                    -----------------    ----------------
     Cash used in investing activities..........................................           (455)               (901)
                                                                                    -----------------    ----------------

FINANCING ACTIVITIES
     Issuances of long-term debt................................................            881                  10
     Repayments of long-term debt...............................................           (463)                 (9)
     Advances (to) from Old Marriott ...........................................           (117)                535
     Issuances of Class A common stock..........................................              7                   -
     Dividends paid.............................................................            (24)                  -
     Purchases of treasury stock................................................           (291)                  -
                                                                                    -----------------    ----------------
     Cash (used in) provided by financing activities............................             (7)                536
                                                                                    -----------------    ----------------

INCREASE IN CASH AND EQUIVALENTS................................................             46                 100
CASH AND EQUIVALENTS, beginning of period.......................................            289                 239
                                                                                    -----------------    ----------------
CASH AND EQUIVALENTS, end of period.............................................     $      335          $      339
                                                                                    =================    ================


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

     The accompanying condensed consolidated financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the Annual Report) for the fiscal year ended January 2, 1998. Capitalized terms not otherwise defined herein have the meanings specified in the Annual Report.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Accordingly, ultimate results could differ from those estimates.

     In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 11, 1998 and January 2, 1998, the results of operations for the thirty-six weeks and twelve weeks ended September 11, 1998 and September 12, 1997 and cash flows for the thirty-six weeks ended September 11, 1998 and September 12, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations. All material intercompany transactions and balances between Marriott International, Inc. and its subsidiaries have been eliminated.

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

                                                               Twelve weeks ended                   Thirty-six weeks ended
                                                       -----------------------------------    ------------------------------------
                                                        September 11,      September 12,       September 11,       September 12,
                                                            1998               1997                1998                1997
                                                       ----------------   ----------------    ----------------    ----------------
 Computation of Basic Earnings Per Share

  Net income...................................        $         86       $         74        $         276       $         227
  Weighted average shares outstanding..........               249.8              254.6                252.5               253.7
                                                       ----------------   ----------------    ----------------    ----------------

  Basic Earnings Per Share ....................        $        .34       $        .29        $        1.09       $         .89
                                                       ================   ================    ================    ================

 Computation of Diluted Earnings Per Share

  Net income...................................        $         86       $         74        $         276       $         227
  After-tax interest expense on convertible
     subordinated debt.........................                   2                  2                    5                   5
                                                       ----------------   ----------------    ----------------    ----------------

     Net income for diluted earnings per share.        $         88       $         76        $         281       $         232
                                                       ================   ================    ================    ================

  Weighted average shares outstanding..........               249.8              254.6                252.5               253.7

  Effect of Dilutive Securities
     Employee stock purchase plan..............                 0.1                  -                  0.1                   -
     Employee stock option plan................                 8.4                9.3                  8.8                 7.8
     Deferred stock incentive plan.............                 5.7                6.0                  5.7                 5.8
     Convertible subordinated debt.............                 9.5                9.5                  9.5                 9.5
                                                       ----------------   ----------------    ----------------    ----------------

       Shares for diluted earnings per share...               273.5              279.4                276.6               276.8
                                                       ----------------   ----------------    ----------------    ----------------

  Diluted Earnings Per Share...................        $        .32       $        .27        $        1.02       $         .84
                                                       ================   ================    ================    ================


     The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. The if-converted method is used for convertible subordinated debt.

4.   Acquisitions
     ------------
     Renaissance Hotel Group N.V. On March 29, 1997, the Company acquired substantially all of the outstanding common stock of Renaissance Hotel Group N.V. (RHG). The purchase cost of $937 million was funded by Old Marriott. The Company's reported results of operations include RHG's operating results from the date of acquisition. Unaudited pro forma results of operations of the Company for the thirty-six weeks ended September 12, 1997, as if RHG had been acquired on January 4, 1997, would have resulted in sales of $6,375 million, net income of $222 million, and diluted earnings per share of $.82 after deducting pro forma interest expense of $12 million as if the acquisition borrowings had been incurred by the Company. The unaudited pro forma results of operations do not reflect the Company's expected future results of operations.

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

5.   Commitments
     -----------
     The Company issues guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees are limited, in the aggregate, to $183 million at September 11, 1998, including $79 million applicable to guarantees by or debt obligations of Host Marriott, partnerships in which Host Marriott is the general partner or other affiliated entities. New World and another affiliate of Dr. Cheng (a Director of the Company) have severally indemnified the Company for guarantees by RHG of leases with minimum annual payments of approximately $59 million.

     As of September 11, 1998, the Company had extended approximately $166 million of loan commitments to owners of lodging and senior living properties. Letters of credit outstanding on the Company's behalf at September 11, 1998, totaled $89 million, the majority of which related to the Company's self-insurance program. At September 11, 1998, the Company had a repurchase obligation of $79 million related to notes receivable from timeshare interval purchasers that have been sold with limited recourse.

6.   Comprehensive Income
     --------------------
     In 1998, the Company adopted Statement of Financial Accounting Standards
     (FAS) No. 130, "Reporting Comprehensive Income" by including footnote disclosure of comprehensive income. All components of other comprehensive income up to the date of the Spinoff were reflected within Investments and Net Advances from Old Marriott during such periods. Total comprehensive income was $90 million and $71 million, respectively, for the twelve weeks ended September 11, 1998 and September 12, 1997, and was $291 million and $215 million, respectively, for the thirty-six weeks ended September 11, 1998 and September 12, 1997. The principal difference between net income and total comprehensive income relates to foreign currency translation adjustments.

7.   New Accounting Standards
     ------------------------
     The Company will adopt FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. The Company is evaluating the impact of this statement on its consolidated financial statements. The Company will adopt FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is expected to have no material effect on the Company's consolidated financial statements, in the fourth quarter of 2000.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The Company will adopt SOP 98-5 in the fourth quarter of 1998 by expensing pre-opening costs for Company owned lodging and senior living communities as incurred. This is expected to have no material impact on the Company's 1998 consolidated financial statements, although future periods may be impacted.

     On November 20, 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the sales and expenses of a managed entity in its financial statements. As a result of EITF 97-2, and related discussions with the staff of the Securities and Exchange Commission, in the 1998 fourth quarter the Company will change its accounting policy to no longer include the working capital and sales of managed hotels and retirement communities in its financial statements. Instead, the Company's sales will include fees earned plus costs recovered from owners of managed hotels and retirement communities. Prior periods will be restated. Reflecting this change in accounting policy in the Company's financial statements would have reduced each of sales and operating expenses by approximately $673 million and $412 million for the twelve weeks ended September 11, 1998 and September 12, 1997, respectively, and by approximately $1,765 million and $1,237 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively, and each of current assets and current liabilities by approximately $538 million, as of September 11, 1998, with no impact on operating profit, net income, earnings per share, debt or equity.

Item 2.  Management's Discussion and Analysis of Results of Operations and
--------------------------------------------------------------------------
Financial Condition
-------------------

RESULTS OF OPERATIONS/(1)/

Twelve Weeks Ended September 11, 1998 Compared to Twelve Weeks Ended September
------------------------------------------------------------------------------
12, 1997
--------

The Company reported net income of $86 million for the 1998 third quarter, on sales of $2,263 million. This represents a 16 percent increase in net income and a nine percent increase in sales over the third quarter of 1997. Diluted earnings per share of $.32 for the quarter increased 19 percent over the 1997 amount.

Lodging operations reported a 19 percent increase in operating profit on 16 percent higher sales. The results reflect room rate growth at U.S. hotels well in excess of inflation, contributions from new units, as well as weaker operating results in Asia, offset by higher financing income for Marriott Vacation Club International. Lodging sales increased six percent before the impact of consolidating The Ritz-Carlton Hotel Company LLC. Sales for full-service and luxury brands comprised 73 percent of total lodging sales.

A net total of 42 hotels (5,325 rooms) were added during the third quarter of 1998, increasing the Company's total hotels to 1,596 (315,289 rooms). Hotels by brand are as indicated in the following table.

                                                                            Hotels at September 11, 1998
                                                               ------------------------------------------------------
                                                                     Company-operated               Franchised
                                                               ---------------------------   ------------------------
                                                                  Units          Rooms         Units       Rooms
                                                               -------------  ------------   ---------- -------------
Marriott Hotels, Resorts and Suites   ......................         209          90,312          138       41,517
Ritz-Carlton   .............................................          34          11,628            -            -
Renaissance   ..............................................          69          27,354           13        4,985
New World   ................................................           7           3,651            -            -
Ramada International   .....................................           9           1,700           39        6,576
Courtyard   ................................................         238          35,905          158       19,059
Residence Inn   ............................................         120          15,845          165       18,058
Fairfield Inn and Suites   .................................          52           7,258          328       28,930
TownePlace Suites   ........................................           2             190            7          697
Marriott Executive Residences and Other   ..................           8           1,624            -            -
                                                               -------------  ------------   ---------- -------------
Total   ....................................................         748         195,467          848      119,822
                                                               =============  ============   ========== =============

In October 1998, the Company announced plans to convert its 13 Fairfield Suites (1,287 rooms) together with 14 properties under construction to SpringHill Suites, a newly developed brand in the upper-moderate-extended-stay tier.

Renaissance hotels posted a REVPAR increase of six percent due to a five percent increase in average room rates to $118 and a one percentage point increase in occupancy to 72 percent.


------------
(1) Average daily rate, occupancy and REVPAR statistics are based on comparable Company-operated U.S. properties, except for Fairfield Inn and Suites, which data also include comparable franchised units.

Renaissance is now integrated into the Marriott reservation system, as well as sales, marketing and other programs.

Sales for Marriott Hotels, Resorts and Suites increased six percent over the prior year period. A six percent increase in average room rates, to $129, partially offset by a slight decrease in occupancy to 80 percent, generated a REVPAR increase of five percent. Profits increased as improved REVPAR generated higher base management, franchise and incentive fees at many hotels.

Ritz-Carlton reported an increase in average room rates of nine percent, to $189, with occupancy down three percentage points to 76 percent, resulting in a five percent increase in REVPAR. The results of Ritz-Carlton properties have been consolidated following the increase in the Company's ownership interest to approximately 98 percent on March 19, 1998, resulting in sales of approximately $163 million during the 1998 quarter, with no impact on net income.

The combined limited-service lodging brands reported 10 percent higher sales. Profit growth over the prior year reflected increased base and incentive management fees on Company-operated properties and the expansion of franchising programs. The limited-service brands added a net of 38 properties (4,269 rooms), primarily franchises, during the third quarter of 1998.

 . The Company's quality tier extended-stay brand, Residence Inn, posted a REVPAR increase of four percent, due to an increase in average room rates of three percent to $100, and a one percentage point increase in occupancy to 87 percent. Residence Inn opened eight properties during the quarter.

 . Courtyard, the Company's moderate-price lodging brand, achieved a 10 percent increase in sales. Courtyard's average room rates increased six percent to $89, while occupancy decreased by one percentage point to 82 percent, resulting in a REVPAR increase of five percent. Courtyard opened 12 properties during the quarter.

 . Fairfield Inn and Suites, the Company's economy lodging brand, posted an increase in average room rates of three percent to $58, which was partially offset by a slight decrease in occupancy to 80 percent, resulting in an increase in REVPAR of two percent. Fairfield Inn and Suites opened 15 properties during the quarter.

Marriott Vacation Club International posted substantial profit growth in the 1998 third quarter. The division generated a 14 percent increase in contract sales, reflecting strong sales activity at timeshare resorts in Florida, South Carolina, Hawaii and Spain, as well as higher financing income.

Contract Services reported operating profit of $8 million on sales of $396 million in the 1998 third quarter, representing a 60 percent increase and a 16 percent decrease, respectively, from the third quarter of 1997. Both businesses contributed to the increase in operating profit.

Marriott Senior Living Services reported higher sales and profits in the 1998 third quarter. Results were aided by contributions from 17 senior living communities added over the past 12 months including three assisted living facilities opened in the 1998 third quarter. Occupancy for comparable communities remained at 94 percent for the quarter. At September 11, 1998, the division operated 98 independent full-service and assisted living communities totaling approximately 18,800 units.

Marriott Distribution Services (MDS) achieved higher profits in the 1998 third quarter, despite lower sales. The division benefited from consolidation of its food distribution facilities, and the realization of operating efficiencies following a period of rapid expansion in 1996-97. See "Liquidity and Capital Resources" below for a discussion of the possible future impact to MDS of the recent bankruptcy filing by a major MDS customer.

Corporate activity. Interest expense increased by $3 million, primarily due to 1998 investing activities and share repurchases since the Spinoff. Interest income decreased by $1 million reflecting lower notes receivable balances. Corporate expenses increased primarily due to Year 2000 software modification costs of $2 million. The effective income tax rate decreased from 39 percent to
38.5 percent primarily due to the increased proportion of foreign operations in countries with relatively low effective tax rates.

Thirty-Six Weeks Ended September 11, 1998 Compared to Thirty-Six Weeks Ended
----------------------------------------------------------------------------
September 12, 1997
------------------

The Company reported net income of $276 million for the three quarters, on sales of $6,994 million. This represents a 22 percent increase in net income and a 13 percent increase in sales over the same period in 1997. Diluted earnings per share of $1.02 for the period increased 21 percent over the corresponding 1997 period.

Lodging operating profits were up 25 percent, on a sales increase of 21 percent. The revenue increase primarily resulted from REVPAR growth across all brands and the addition of 476 hotels since the beginning of 1997. This revenue growth resulted in the Company earning higher base management and franchise fees and also contributed to higher house profits which resulted in higher incentive management fees. The Company experienced weaker operating results in Asia, partially offset by higher financing income for Marriott Vacation Club International. Lodging sales increased 13 percent before the impact of consolidating The Ritz-Carlton Hotel Company LLC. Sales for full-service and luxury brands comprised 74 percent of total lodging sales.

Sales for Marriott Hotels, Resorts and Suites increased seven percent over the prior year period. An eight percent increase in average room rates, to $137, partially offset by a one percentage point decline in occupancy to 79 percent, generated a REVPAR increase of six percent. Profits increased as improved REVPAR generated higher base management fees and higher house profits, resulting in increased incentive fees at many hotels.

Renaissance hotels achieved a REVPAR increase of seven percent due to a seven percent increase in room rates to $129, with occupancy maintained at 71 percent. Renaissance is now integrated into the Marriott reservation system, as well as sales, marketing and other programs.

Ritz-Carlton reported an increase in average room rates of 10 percent, to $206, while occupancy decreased two percentage points to 77 percent, resulting in a seven percent increase in REVPAR.

Limited-service brands represented about 19 percent of total lodging sales for the first three quarters, and each of the brands increased REVPAR for this period.

 . Residence Inn posted a REVPAR increase of four percent, due to an increase in average room rates of five percent to $100, partially offset by a decrease in occupancy to 85 percent. Sales growth in 1998, of 11 percent, also benefited from the addition of 61 properties since the beginning of fiscal year 1997.

 . Courtyard achieved an 11 percent increase in sales. Courtyard's average room rates increased eight percent to $90, while occupancy dropped by one percentage point to 81 percent, resulting in a REVPAR increase of six percent. Sales and profits also reflect the addition of 82 units since the beginning of fiscal year 1997.

 . Fairfield Inn and Suites achieved a three percent increase in REVPAR, driven by a four percent increase in average room rates to $57, partially offset by a one percentage point decrease in occupancy to 76 percent. Fairfield Inn and Suites has opened 96 properties since the beginning of fiscal year 1997.

Marriott Vacation Club International generated an 11 percent increase in contract sales. The Company experienced increased profits from resort development, together with higher financing income.

Contract Services reported operating profit of $21 million on sales of $1,220 million in 1998, representing 40 percent and 13 percent decreases, respectively, from the first three quarters of 1997. Profit growth was impacted by the June 1997 sale of 29 senior living communities, which the Company continues to operate under long-term agreements. Operating profit for Contract Services nearly doubled over the first three quarters of 1997 after adjusting for the impact of this transaction.

Marriott Senior Living Services reported 16 percent higher sales for the first three quarters of 1998. Results were boosted by contributions from 26 senior living communities added since the beginning of 1997. Occupancy for comparable communities remained at 94 percent.

Marriott Distribution Services generated higher profits in the first three quarters of 1998, despite lower sales, reflecting increased operating efficiencies. Refer to the Liquidity and Capital Resources section for a discussion of the possible future impact of the bankruptcy of a major customer.

Corporate activity. Interest expense decreased by $3 million, primarily due to Host Marriott's assumption of $187 million of mortgage debt associated with the June 1997 sale of 29 senior living communities, partially offset by the interest arising from 1998 investing activities and share repurchases since the Spinoff. Interest income increased by $6 million reflecting higher notes receivable balances. Corporate expenses increased primarily due to Year 2000 software modification costs of $8 million. The effective income tax rate decreased from 39 percent to 38.5 percent primarily due to the increased proportion of foreign operations in countries with relatively low effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled $335 million at September 11, 1998, an increase of $46 million from year end. Cash provided by operations of $508 million increased nine percent over 1997. EBITDA increased by $83 million, or 18 percent, to $557 million. EBITDA is an indicator of operating performance which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles.

Net cash used in investing activities totaled $455 million for the first three quarters of 1998, primarily comprising the increase in the Company's ownership interest in The Ritz-Carlton Hotel Company LLC, together with expenditures for the development of limited-service lodging properties and senior living communities, partially offset by proceeds from loan collections and sales. Cash generated from dispositions of $109 million was primarily due to the sales of limited-service lodging properties and senior living communities. The Company continues to operate these properties under long-term agreements.

The Company continues to grow its businesses, in part, by investing in new units. The Company's principal investments are expected to continue to include loans, minority equity interests, business acquisitions and direct development and ownership of certain lodging and senior living services projects. The Company expects to sell certain lodging and senior living service properties under development, or to be developed, while continuing to operate them under long-term agreements.

The Company believes that cash generated by operations, together with its borrowing capacity and proceeds from the sale of assets, will be sufficient to finance its planned growth and capital requirements. Nonetheless, the Company's ability to sell properties that it develops, and the ability of hotel or senior living community developers to build or acquire new Marriott properties, both of which are important components of the Company's growth plans, are to some extent dependent on the availability and price of capital. The Company is monitoring the status of the capital markets, which have shown unusual volatility during the past several months, and is in the process of evaluating the effect, if any, that capital market conditions may have on its ability to execute its announced growth plans. If this analysis demonstrates that the Company's growth plans should be modified, new growth plans may be necessary.

The Company purchased 9.3 million shares of Class A Common Stock in the twenty-four weeks ended September 11, 1998, at a cost of $291 million. As of September 11, 1998, the Company had been authorized by its Board of Directors to purchase a further 10.7 million shares.

In 1996, MDS became the exclusive provider of distribution services to Boston Chicken Inc. (BCI). In May 1998, BCI disclosed that its independent auditors had expressed substantial doubt about BCI's ability to continue as a going concern. On October 5, 1998, BCI and its Boston Market-controlled subsidiaries filed voluntary bankruptcy petitions for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix (the Court), and announced restaurant closings representing approximately 16 percent of the restaurants in the Boston Market chain. Subsequently, a franchisee of BCI announced closings of a further five percent of the restaurants in the Boston Market chain. MDS continues to distribute to BCI and has been receiving payment of post-petition balances in accordance with the terms of its contractual relationship with BCI. In addition, the Court has approved, and MDS has received, payment for substantially all of its pre-petition accounts receivable balances. The impact of BCI's bankruptcy on the Company depends on numerous uncertainties, and management is still in the process of assessing the potential effect on the Company's future results of operations and financial position. Under certain circumstances, if the contract were to terminate, or if BCI were to cease or further curtail its operations: (i) MDS may be unable to recover some or all of an aggregate of approximately $32 million in contract investment, receivables and inventory; and (ii) MDS could have warehouse capacity and rolling stock in excess of its likely future requirements.

YEAR 2000 PROBLEM

The "Year 2000 problem" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. As required by recent guidance from the Securities and Exchange Commission (SEC) applicable to all public companies, the following disclosure provides more detail regarding the Company's Year 2000 compliance than previous reports filed by the Company.

State of Readiness. The Company has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks;
(ii) Inventory: identifying and locating systems and technology components that may be affected; (iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each affected system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance
Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing a dedicated audit team to review significant projects for adherence to quality standards and program methodology.

The Company has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by the Company's centralized information technology organization (IR);
(ii) Business-initiated systems (BIS) -- systems that have been initiated by an individual business unit, and that are not supported by the Company's IR organization; and (iii) Building Systems -- non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. The Company is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

The Company measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of the end of the 1998 third quarter, the Awareness and Inventory phases were complete for IT Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement phases were each over 80 percent complete, and Testing and Compliance Validation had been completed for a number of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning were in the mid- to upper-range of completion, with a substantial amount of work in process, while the progress level for Remediation/Replacement and Testing and Compliance Validation had not yet been documented and quantified. Quality Assurance is also in progress for IT Applications and is scheduled to begin for BIS and Building Systems in the near future. The Company's goal is to substantially complete the Remediation/Replacement and Testing phases for its System Critical IT Applications by the end of 1998, with 1999 reserved for unplanned contingencies and for Compliance Validation and Quality Assurance. For System Critical BIS and Building Systems, the same level of completion is targeted for June 1999 and September 1999, respectively.

The Company has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. The Company is focusing its efforts on the business interfaces most critical to its customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group.

The Company is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for Company-operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. The Company is also utilizing a Year 2000 best-practices sharing system.

Costs. Many of the costs of Year 2000 compliance will be reimbursed to the Company or otherwise paid directly by owners and clients pursuant to existing contracts. The Company estimates that the pre-tax costs to be borne by it to address the Year 2000 problem will be approximately $40-$50 million, and will be expensed as incurred. Through the third fiscal quarter of 1998, approximately
$8 million of these costs (on a pre-tax basis) have been incurred and expensed.

In addition, the Company had previously planned and/or begun implementing several system replacement projects to modernize and improve its systems. The Year 2000 problem heightened the need for the timely completion and some project schedules have been accelerated. These project costs have been included in the Company's budgeting process and its internal forecasts, and already form part of the Company's financial plans. Like the Year 2000 costs referred to in the preceding paragraph, many of these systems replacement costs will be reimbursed to the Company or otherwise paid directly by owners and clients pursuant to existing contracts. The Company estimates that the pre-tax costs to be borne by it from these system replacements will be approximately $40-$45 million, most of which will be capitalized and amortized over the useful lives of the assets.

The actual costs to be incurred by the Company will depend on a number of factors which cannot be accurately predicted, including the extent and difficulty of the remediation and other work to be done, the availability and cost of consultants, the extent of testing required to demonstrate Year 2000 compliance, and the Company's ability to timely collect all payments due to it under existing contracts.

Year 2000 Contingency Plans. The Company's centralized services, and Company-operated properties, already have detailed contingency plans in place covering a variety of possible events, including natural disasters, interruption of utility service, general computer failure, and the like. The Company is reviewing these existing contingency plans for potential modification to address specific Year 2000 issues, and expects to continue this process during the next four fiscal quarters.

Risks of the Company's Year 2000 Issues. Based on current information, the Company believes that the Year 2000 problem will not have a material adverse effect on the Company, its business or its financial condition. There can, however, be no assurances that Year 2000 remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business and its financial condition. The Company cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: (i) the factors listed above under Costs; (ii) whether significant third parties, including its franchisees, properly and timely address the Year 2000 issue; (iii) whether broad-based or systemic economic failures may occur, and the severity and duration of such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, and errors or failures in financial transactions or payment processing systems such as credit cards; and (iv) whether the Company becomes the subject of litigation or other proceedings regarding any Year 2000-related events and the outcome of any such litigation or proceedings.

As part of its contingency planning, the Company is analyzing the most reasonably likely worst-case scenario that could result from Year 2000-related failures. The Company's best estimate of this scenario, based on current information, follows. Failure by third parties to achieve Year 2000 compliance could cause short-term disruptions in travel patterns, potentially caused by actual or perceived problems with travel systems (such as the air traffic control system), and potential temporary disruptions in the supply of utility, telecommunications and financial services, which may be local or regional in scope. These events could lead travelers to accelerate travel to late 1999, postpone travel to later in 2000 or cancel travel plans, which could in turn affect lodging patterns and occupancy. Such failures could be more pronounced in certain areas outside the U.S. where Year 2000 compliance efforts are not believed to be as advanced. In addition, failure by either the Company or third parties to achieve Year 2000 compliance could cause short-term operational inconveniences and inefficiencies for the Company. This may temporarily divert management's time and attention from ordinary business activities. To the extent reasonably achievable, the Company will seek to prevent and/or mitigate the effects of such possible failures through its compliance and contingency planning efforts.


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

Item 2.  Changes in Securities
------------------------------

None.

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

         None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                MARRIOTT INTERNATIONAL, INC.




October 23, 1998                                /s/ Stephen E. Riffee
                                                ----------------------------
                                                Stephen E. Riffee
                                                Vice President, Finance and
                                                Chief Accounting Officer