Form 10-K405
period 1999-01-01
MARRIOTT INTERNATIONAL INC /MD/
filed 1999-03-16
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 1999            Commission File No. 1-13881


                          MARRIOTT INTERNATIONAL, INC.


Delaware                                                              52-2055918
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                              10400 Fernwood Road
                           Bethesda, Maryland  20817
                                 (301) 380-3000

          Securities registered pursuant to Section 12(b) of the Act:

                    TITLE OF EACH CLASS                                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------------------------------        ---------------------------------------------
            Class A Common Stock, $0.01 par value                                New York Stock Exchange
   (244,566,605 shares outstanding as of January 31, 1999)                       Chicago Stock Exchange
                                                                                 Pacific Stock Exchange
                                                                               Philadelphia Stock Exchange

The aggregate market value of shares of common stock held by non-affiliates at January 31, 1999 was $6,467,559,611.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

           Yes        [X]          No         [_]

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      Documents Incorporated by Reference


     Portions of the Proxy Statement prepared for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                                    PART I

  Throughout this report, we refer to Marriott International, Inc., together with its subsidiaries, as "we," "us," or "the Company."


FORWARD-LOOKING STATEMENTS


  We have made forward-looking statements in this document that are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations and statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions.


  Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statements.


  You should understand that the following important factors, in addition to those discussed in Exhibit 99 and elsewhere in this annual report, could cause results to differ materially from those expressed in such forward-looking statements.

          .    competition for each of our business segments;

          .    business strategies and their intended results;

          . the balance between supply of and demand for hotel rooms, timeshare units and senior living accommodations;

          . our continued ability to obtain new operating contracts and franchise agreements;

          . our ability to develop and maintain positive relations with current and potential hotel and senior living community owners;

          . the effect of international, national and regional economic conditions;

          . the availability of capital to allow us and potential hotel and senior living community owners to fund investments;

          . our ability, and the ability of other parties upon which our businesses also rely, to modify or replace on a timely basis, computer software and other systems in order to function properly prior to, in and beyond, the Year 2000; and

          . other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC).


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

  We are a worldwide operator and franchisor of hotels and senior living communities and provider of distribution services. Our operations are grouped in three business segments, Lodging, Senior Living Services and Distribution Services, which represented 79, 6, and 15 percent, respectively, of total sales in the fiscal year ended January 1, 1999.

  In our Lodging segment, we operate, develop and franchise lodging facilities and vacation timesharing resorts under 12 separate brand names.

  In our Senior Living Services segment we develop and presently operate 113 senior living communities offering independent living, assisted living and skilled nursing care for seniors in the United States.

  Marriott Distribution Services (MDS) supplies food and related products to external customers and to internal operations throughout the United States.

  Financial information by industry segment and geographic area as of January 1, 1999 and for the three fiscal years then ended, appears in the Business Segments note to our Consolidated Financial Statements included in this annual report.

FORMATION OF "NEW" MARRIOTT INTERNATIONAL - SPINOFF IN MARCH 1998.

  We became a public company in March 1998, when we were "spun off" as a separate entity by the company formerly named "Marriott International, Inc." (Old Marriott). Our company - the "new" Marriott International - was formed to conduct the lodging, senior living and distribution services businesses formerly conducted by Old Marriott.

  The Old Marriott shareholders approved the Spinoff and related transactions at a special meeting held in March 1998. Old Marriott received a ruling from the Internal Revenue Service that the Spinoff would be tax-free to Old Marriott and to our shareholders.

  The Spinoff was effected through a dividend of one share of our common stock and one share of our Class A Common Stock for each share of Old Marriott Common Stock outstanding on March 20, 1998. As the result of a shareholders' vote at our 1998 annual meeting of shareholders, on May 21, 1998 we converted all of our outstanding shares of common stock into shares of Class A Common Stock on a one-for-one basis.

  At the same time as the Spinoff, Old Marriott merged its remaining businesses
- food service and facilities management - with the similar businesses of Sodexho Alliance, S.A. (Sodexho Alliance) in the United States and Canada, to form Sodexho Marriott Services, Inc. (SMS). SMS also successfully completed a public cash tender offer for substantially all $720 million of Old Marriott's public debt. We are providing certain transitional administrative services to SMS, and MDS provides food distribution services to many of SMS's food service locations.

LODGING

  Our lodging business included 1,686 operated or franchised properties with 328,293 units at January 1, 1999, under 12 distinct brands. Although managed by an overall lodging management organization, each brand serves a distinct tier of the lodging industry, as follows: Marriott Hotels, Resorts and Suites (full-service); Ritz-Carlton (luxury); Renaissance (full-service); New World (full-service); Ramada International (moderate-price, full-service); Residence Inn (extended-stay); Courtyard hotels (moderate-price); SpringHill Suites (upper moderate-price, all-suites); TownePlace Suites (moderate-price, extended-stay); Fairfield Inn (economy); Marriott Vacation Club International (vacation timesharing); and serviced apartments including those operated internationally under the Marriott Executive Residences brand.

Company-Operated Lodging Properties

  At January 1, 1999, we operated a total of 803 properties (203,836 units) across our 12 lodging brands under long-term management or lease agreements with property owners (together, the Operating Agreements).

  Terms of our management agreements vary, but typically include base and incentive management fees and reimbursement of costs (both direct and indirect) of operations. Such agreements are generally for initial periods of 20 to 30 years, with options to renew for up to 50 additional years. Our lease agreements also vary, but typically include fixed annual rentals plus additional rentals based on a percentage of annual revenues in excess of a fixed amount. Many of the Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Additionally, a number of the Operating Agreements permit the owners to terminate the agreement if financial returns fail to meet defined levels and we have not cured such deficiencies.

  For units that we manage, we are responsible for hiring, training and supervising the managers and employees required to operate the facilities and for purchasing supplies, for which we are reimbursed by the owners. We provide centralized reservation services, and national advertising, marketing and promotional services, as well as various accounting and data processing services. We prepare and implement annual budgets for lodging facilities that we operate. We are also responsible for allocating funds, generally a fixed percentage of revenue, for periodic renovation of buildings and replacement of furnishings. We believe that our ongoing refurbishment program is adequate to preserve the competitive position and earning power of the hotels.

Franchised Lodging Properties

  We have franchising programs that permit the use of certain of our brand names and our lodging systems by other hotel owners and operators. Under these programs, we receive an initial application fee and continuing royalty fees, which typically range from four percent to six percent of room revenues for all brands, plus two percent to three percent of food and beverage revenues for full-service hotels. In addition, franchisees contribute to our national marketing and advertising programs, and pay fees for use of our centralized reservation systems. At January 1, 1999, we had 883 franchised properties (124,457 units).

Summary of Properties by Brand
------------------------------

  The following table shows properties and units that we operated or franchised at January 1, 1999. A total of 35 Courtyard, Renaissance and Marriott Hotels, Resorts and Suites properties (10,017 rooms) shown on the table were "reflagged" from Ramada International and New World during 1998.

                                                               Company-operated                           Franchised
                                                     ----------------------------------      ----------------------------------
                      Brand                             Properties            Units             Properties            Units
-------------------------------------------------    ---------------     --------------      ---------------     --------------
Marriott Hotels, Resorts and Suites..............               208              91,795                 143              42,809
Ritz-Carlton.....................................                35              11,784                   -                   -
Renaissance......................................                69              27,350                  14               5,414
New World........................................                 7               3,651                   -                   -
Ramada International.............................                 8               1,514                  38               6,421
Residence Inn....................................               124              16,527                 170              18,523
Courtyard........................................               245              37,369                 170              20,507
TownePlace Suites................................                 8                 812                   9                 887
Fairfield Inn and SpringHill Suites..............                54               7,472                 339              29,896
Marriott Vacation Club International.............                37               3,938                   -                   -
Marriott Executive Residences and other..........                 8               1,624                   -                   -
                                                     ---------------     --------------      ---------------     --------------
Total............................................               803             203,836                 883             124,457
                                                     ===============     ==============      ===============     ==============

  We plan to open 200 hotels (approximately 30,000 rooms) during 1999. We believe that we have access to sufficient financial resources to finance our growth, as well as to support our ongoing operations and meet debt service and other cash requirements. Nonetheless, our ability to sell properties that we develop, and the ability of hotel or senior living community developers to build or acquire new Marriott properties, which are important parts of our growth plans, are partially dependent on the availability and price of capital.

  Marriott Hotels, Resorts and Suites primarily serve business and leisure travelers and meeting groups at locations in downtown and suburban areas, near airports and at resort locations. Most Marriott full-service hotels contain from 300 to 500 rooms. Marriott full-service hotels typically have swimming pools, gift shops, convention and banquet facilities, a variety of restaurants and lounges and parking facilities. The 19 convention hotels (approximately 19,800 rooms) are larger and contain up to 1,900 rooms. The 35 Marriott resort hotels (approximately 15,000 rooms) have additional recreational facilities, such as tennis courts and golf courses. The 10 Marriott Suites (approximately 2,600 rooms) are full-service suite hotels that typically contain approximately 250 suites, each consisting of a living room, bedroom and bathroom. Marriott Suites have only limited meeting space.

  We operate conference centers located throughout the United States. Some of the centers are used exclusively by employees of the sponsoring organization, while others are marketed to outside meeting groups and individuals. The centers typically include meeting room space, dining facilities, guestrooms and recreational facilities.

  Room operations contributed the majority of hotel sales for the fiscal year 1998 with the remainder coming from food and beverage operations, recreational facilities and other services. Although business at many resort properties is seasonal depending on location, overall hotel profits have been relatively stable and include only moderate seasonal fluctuations.

Marriott Hotels, Resorts and Suites
Geographic Distribution at January 1, 1999                                            Hotels
----------------------------------------------------------------------            -------------
United States (40 states and the District of Columbia)................                     266   (108,565 rooms)
                                                                                  =============
Non-U.S.  (36 countries and territories)
 Americas (Non-U.S.)..................................................                      19
 United Kingdom.......................................................                      26
 Continental Europe...................................................                      19
 Asia.................................................................                       9
 Africa and the Middle East...........................................                       9
 Australia............................................................                       3
                                                                                  -------------
Total Non-U.S.........................................................                      85   (26,039 rooms)
                                                                                  =============

  Ritz-Carlton hotels and resorts are renowned for their distinctive architecture and the quality of their facilities, dining and guest service.
Most Ritz-Carlton hotels have 200 to 500 guest rooms and typically include meeting and banquet facilities, a variety of restaurants and lounges, gift shops, swimming pools and parking facilities. Guests at most of the 10 Ritz-Carlton resorts have access to additional recreational amenities, such as tennis courts and golf courses.

Ritz-Carlton Luxury Hotels and Resorts
Geographic Distribution at January 1, 1999                           Hotels
------------------------------------------------------------      ------------
United States (11 states)...................................               20  (7,177 rooms)
                                                                  ============
Non-U.S.  (14 countries and territories)....................               15  (4,607 rooms)
                                                                  ============

  Renaissance is a global quality tier brand which targets business travelers, group meetings and leisure travelers. Renaissance hotels are generally located in downtown locations of major cities, in suburban office parks, near major gateway airports and in destination resorts. Most hotels contain 300 to 500 rooms; however, a few of the convention hotels are larger, and some hotels in non-gateway markets, particularly in Europe, are smaller. Renaissance hotels typically include an all-day dining restaurant, a specialty restaurant, club floors and lounge, boardrooms, convention and banquet facilities. There are eight Renaissance Resorts which have additional recreational facilities including golf, tennis and water sports.

Renaissance Hotels
Geographic Distribution at January 1, 1999                                             Hotels
-----------------------------------------------------------------------           --------------
United States (15 states and the District of Columbia).................                      34   (15,573 rooms)
                                                                                  ==============
Non-U.S.  (25 countries and territories)
 Americas (Non-U.S.)...................................................                       7
 United Kingdom........................................................                       4
 Continental Europe....................................................                      16
 Asia..................................................................                      15
 Africa and the Middle East............................................                       6
 Australia.............................................................                       1
                                                                                  --------------
Total Non-U.S..........................................................                      49   (17,191 rooms)
                                                                                  ==============

  New World primarily targets international business travelers. New World hotels are located exclusively in the Asia-Pacific region and are concentrated in the major business districts of gateway cities in China and Southeast Asia. With hotels in the key gateway markets to China of Beijing and Shanghai, New World has expanded into China's secondary business centers. New World hotels typically range in size from 300 to 600 rooms and offer multiple restaurants and lounges, executive floors and a variety of recreational, banquet and meeting facilities. At January 1, 1999, seven New World hotels (3,651 rooms) were located in three countries outside the U.S. During 1998, five New World hotels (3,025 rooms) were reflagged as Marriott or Renaissance hotels.

  Ramada International is a moderately priced brand targeted at business and leisure travelers. Each full-service Ramada International property includes a restaurant, a cocktail lounge and full-service meeting and banquet facilities. Ramada International hotels are located primarily in Europe in major and secondary cities, near major international airports and suburban office park locations. We also receive a royalty fee from Cendant Corporation (successor to HFS, Inc.) and Ramada Franchise Canada Limited for the use of the Ramada name in the United States and Canada, respectively.

Ramada International
Geographic Distribution at January 1, 1999                                          Hotels
----------------------------------------------------------------------          --------------
Continental Europe....................................................                     31
Asia..................................................................                      7
Americas (Non-U.S.)...................................................                      3
Africa and the Middle East............................................                      4
Australia.............................................................                      1
                                                                                --------------
Total (17 countries and territories)..................................                     46   (7,935 rooms)
                                                                                ==============

  Residence Inn is the U.S. market leader among extended-stay lodging products, which caters primarily to business, government and family travelers who stay more than five consecutive nights. Residence Inns generally have 80 to 130 studio and two-story penthouse suites. Most inns feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. The inns do not have restaurants but offer complimentary continental breakfast. Each suite contains a fully equipped kitchen, and many suites have wood-burning fireplaces.

Residence Inns
Geographic Distribution at January 1, 1999                                           Hotels
---------------------------------------------------------------------           --------------
United States (44 states)............................................                      289  (34,270 rooms)
                                                                                ==============
Canada...............................................................                        4  (704 rooms)
                                                                                ==============
Mexico...............................................................                        1  (76 rooms)
                                                                                ==============

  Courtyard is our moderate-price limited-service hotel product. Aimed at individual business and leisure travelers as well as families, Courtyard hotels maintain a residential atmosphere and typically have 80 to 150 rooms. Well landscaped grounds include a courtyard with a pool and social areas. Most hotels feature meeting rooms, limited restaurant and lounge facilities, and an exercise room. The operating systems developed for these hotels allow Courtyard to be price competitive while providing better value through superior facilities and guest service.

Courtyard Hotels
Geographic Distribution at January 1, 1999                                          Hotels
-----------------------------------------------------------------------         --------------
United States (42 states and the District of Columbia).................                    383  (52,633 rooms)
                                                                                ==============
Non-U.S.  (seven countries)............................................                     32  (5,243 rooms)
                                                                                ==============

  SpringHill Suites is our newly announced all-suite brand in the upper-moderate priced tier of lodging products. SpringHill Suites feature suites that are 25 percent larger than a typical hotel guest room and offer a broad range of amenities, including complimentary continental breakfast and exercise facilities. In October 1998, we announced plans to convert our Fairfield Suites open or under construction to the SpringHill Suites brand. At January 1, 1999 17 properties (1,674 rooms) were located in 13 states.

  TownePlace Suites is a moderately priced, extended-stay hotel product that is designed to appeal to business and leisure travelers. The standard TownePlace Suites hotel consists of two interior-corridor buildings containing 95 units consisting of high quality one- and two-bedroom suites. Each suite has a fully equipped kitchen and separate living area. Each hotel provides housekeeping services and has on-site exercise facilities, an outdoor pool, 24-hour staffing and laundry facilities. At January 1, 1999, 17 TownePlace Suites (1,699 rooms) were located in nine states.

  Fairfield Inn is our economy lodging product which competes directly with major national economy motel chains. Aimed at cost-conscious individual business and leisure travelers, a typical Fairfield Inn has 65 to 135 rooms and offers a swimming pool, complimentary continental breakfast and free local phone calls. At January 1, 1999, 376 Fairfield Inns (35,694 rooms) were located in 46 states.

  Marriott Vacation Club International develops, sells and operates vacation timesharing resorts. Profits are generated from three primary sources: (1) selling fee simple and other forms of timeshare intervals, (2) operating the resorts and (3) financing consumer purchases of timesharing intervals.

  Many timesharing resorts are located adjacent to Marriott hotels, and timeshare owners have access to certain hotel facilities during their vacation. Owners can trade their annual interval for intervals at other Marriott timesharing resorts or for intervals at certain timesharing resorts not otherwise sponsored by the Company through an affiliated exchange company. Owners also can trade their unused interval for points in the Marriott Rewards program, enabling them to stay at over 1,500 Marriott hotels worldwide.

  At January 1, 1999, we had 16 resorts in active sales, including one in Aruba, our newest addition in the Caribbean; one in Palm Beach Shores, our second Vacation Ownership resort in South Florida; and one in Mallorca, Spain our second European resort. Additionally, we announced a joint venture with American Skiing Company, the largest operator of alpine ski, snowboard and golf resorts in the U.S., which will enable us to develope vacation ownership properties at premier, alpine resort locations across the country. During 1998 we added over 20,000 new owners, taking the number of our vacation owners to over 120,000.

Marriott Vacation Club International
Geographic Distribution at January 1, 1999                                            Resorts              Units
----------------------------------------------------------------------            --------------      -------------
Continental United States.............................................                        32               3,284
Hawaii................................................................                         1                 232
Caribbean.............................................................                         2                 262
Europe................................................................                         2                 160
                                                                                  --------------       -------------
Total.................................................................                        37               3,938
                                                                                  ==============       =============

  Serviced apartments provide temporary housing for business executives and others who need quality accommodations outside their home country, usually for 30 or more days. Some serviced apartments operate under the Marriott Executive Residences brand which is designed specifically for the long-term international traveler. At January 1, 1999, eight serviced apartment properties (1,624 units), including two Marriott Executive Residences, were located in five countries and territories. In January, 1999, we announced the acquisition of ExecuStay Corporation, which will expand our operations in the area of serviced apartments. See "Recent Developments" below for a more detailed discussion.

Other Activities

  Marriott Golf manages 25 golf course facilities for us and for other golf course owners.

  We operate 17 systemwide hotel reservation centers, 10 of them in the U.S. and seven internationally, that handle reservation requests for Marriott lodging brands worldwide, including franchised units. We own one of the U.S. facilities and lease the others.

  Our Architecture and Construction Division assists in the design, development, construction and refurbishment of lodging properties and senior living communities and is paid a fee by the owners of such properties.

Competition

  We encounter strong competition both as a lodging operator and a franchisor. There are over 500 lodging management companies in the United States, including several that operate more than 100 properties. These operators are primarily private management firms, but also include several large national chains that own and operate their own hotels and also franchise their brands. Management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

  Affiliation with a national or regional brand is prevalent in the U.S. lodging industry. In 1998, the majority of U.S. hotel rooms were brand-affiliated.
Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is fairly concentrated, with the three largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.

  Outside the United States branding is much less prevalent, and most markets are served primarily by independent operators. We believe that chain affiliation will increase in overseas markets as local economies grow, trade barriers are reduced, international travel accelerates and hotel owners seek the economies of centralized reservation systems and marketing programs.

  We have approximately a seven percent share of the U.S. hotel market (based on number of rooms), less than a one percent share of the lodging market outside the United States and a six percent share of annual worldwide timesharing sales of about $6 billion. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation, because our hotels typically generate higher occupancies and Revenue per Available Room (REVPAR) than direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong customer preference. Approximately 40 percent of our ownership resort sales come from additional purchases by or referrals from existing owners. We believe that the location and quality of our lodging facilities, our national marketing programs, reservation systems and our emphasis on guest service and satisfaction are contributing factors across all of our brands.

  We regularly upgrade our properties to maintain their competitiveness. The vast majority of rooms in the Marriott lodging system either opened or have been refurbished in the past five years. We also strive to update and improve the products and services we offer. We believe that by operating a number of hotels in each of our brands, we stay in direct touch with customers and react to changes in the marketplace more quickly than chains which rely exclusively on franchising.

  The Marriott Rewards and Marriott Miles programs enhance repeat guest business by rewarding frequent travelers with free stays at Marriott hotels or free travel on 13 participating airlines. Marriott Rewards is a multi-brand frequent guest program which covers eight Marriott brands. We believe that the frequent stay programs generate substantial repeat business that might otherwise go to competing hotels.

MARRIOTT SENIOR LIVING SERVICES

  Through our Senior Living Services business, we develop and operate both "independent full-service" and "assisted living" senior living communities and provide related senior care services. Most are rental communities with monthly rates that depend on the amenities and services provided. We are the largest U.S. operator of senior living communities in the quality tier. The senior living services market is one of the fastest growing segments of the U.S. economy and we are expanding our Senior Living Services division to meet this growing demand.

  As shown in the table below at January 1, 1999, we operated 113 senior living communities in 27 states.

                                                                                  Communities                Units (1)
                                                                                ----------------         ----------------
Independent full-service
  - owned...........................................................                           3                    1,193
  - operated under long-term agreements.............................                          42                   11,275
                                                                                ----------------         ----------------
                                                                                              45                   12,468
Assisted living
  - owned...........................................................                          28                    3,027
  - operated under long-term agreements.............................                          40                    5,049
                                                                                ----------------         ----------------
                                                                                              68                    8,076
                                                                                ----------------         ----------------
Total senior living communities.....................................                         113                   20,544
                                                                                ================         ================

(1) Units represent independent living apartments plus beds in assisted living and nursing centers.

  At January 1, 1999, we operated 45 independent full-service senior living communities, which offer both independent living apartments and personal assistance units for seniors. Most of these communities also offer licensed nursing care.

  At January 1, 1999 we also operated 68 assisted living senior living communities under the names "Brighton Gardens by Marriott," "Village Oaks," and "Marriott MapleRidge" (our new name for communities formerly branded as "Hearthside"). Assisted living senior living communities are for seniors who would benefit from assistance with daily activities such as bathing, dressing or medication. Brighton Gardens is a quality tier assisted living concept which generally has 90 assisted living suites and in certain locations, 30 to 45 nursing beds in a community. In some communities, separate on-site centers also provide specialized care for residents with Alzheimer's or other memory-related disorders. Village Oaks is a moderately priced assisted living concept which emphasizes companion living and generally has 70 suites in a community. This concept is geared for the cost conscious senior who benefits from the companionship of another unrelated individual. Marriott MapleRidge assisted living communities consist of a cluster of six or seven 14-room cottages which offer residents a smaller scale, more intimate setting and family-like living at a moderate price.

  The assisted living concepts typically include three meals per day, linen and housekeeping services, security, transportation, and social and recreational activities. Additionally, skilled nursing and therapy services are generally available to Brighton Gardens residents.

  Terms of the senior living services management agreements vary but typically include base management fees, ranging from four to six percent of revenues, central administrative services reimbursements and incentive management fees. Such agreements are generally for initial periods of five to 30 years, with options to renew for up to 25 additional years. Under the leases covering certain of the communities, we pay the owner fixed annual rent plus additional rent equal to a percentage of the amount by which annual revenues exceed a fixed amount.

  Our Senior Living Services business competes mostly with local and regional providers of long-term health care and senior living services, although some national providers are emerging in the assisted living market. We compete by operating well-maintained facilities, and by providing quality health care, food service and other services at competitive prices. The reputation for service, quality care and know how associated with the Marriott name is also attractive to residents and their families. The recent launch of the Marriott Assisted Living Education Program, chaired by actress Debbie Reynolds, also demonstrates our commitment to leadership in the Senior Living Services business. This program aims to increase awareness of assisted living and to highlight general benefits to adult children and their senior family members. Additionally, we have focused on developing relationships with professionals who often refer seniors to senior living communities, such as hospital discharge planners and physicians. By educating these groups on the assisted living concept, and familiarizing them with Marriott products and associates, we generate a significant volume of referrals that helps our senior living communities to quickly achieve high, stabilized occupancy levels.

MARRIOTT DISTRIBUTION SERVICES

  MDS is a United States limited-line distributor of food and related supplies, carrying an average of 3,000 product items per distribution center. This segment originally focused on purchasing, warehousing and distributing food and supplies to other Marriott businesses. However, MDS has increased its third-party business to about 88 percent of total sales volume in the year ended January 1, 1999.

  MDS operated a nationwide network of 13 distribution centers at January 1, 1999. Leased facilities are generally built to our specifications, and utilize a narrow aisle concept and technology to enhance productivity.

  Through MDS, we compete with numerous national, regional and local distribution companies in the $141 billion U.S. food distribution industry. We attract clients by adopting competitive pricing policies and by maintaining one of the highest order fill rates in the industry. In addition, our limited product lines, operating systems, and other economies provide a favorable cost structure which we are able to leverage in pursuing new business.

EMPLOYEE RELATIONS

  At January 1, 1999, we had approximately 133,000 employees. Approximately 5,000 employees at properties we manage were represented by labor unions. We believe our relations with employees are positive.

OTHER PROPERTIES

  In addition to the operating properties discussed above, we lease an 870,000 square foot office building in Bethesda, Maryland which serves as our headquarters. This lease has an initial term which expires in 2004, and includes options for an additional 25 years.

  We believe our properties are in generally good physical condition with need for only routine repair and maintenance.

RECENT DEVELOPMENTS

  On January 6, 1999, we entered into a definitive agreement to acquire ExecuStay Corporation (ExecuStay), a provider of leased corporate apartments. The total acquisition cost is estimated to be $115 million, to be paid as approximately $53 million in our Class A Common Stock and $62 million in cash. Including assumed debt, net of estimated assets, our investment will total approximately $128 million. We now own more than 98 percent of the voting stock of ExecuStay and expect to complete the acquisition during the 1999 first quarter.

ITEM 3.  LEGAL PROCEEDINGS

 There are no material legal proceedings pending against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The range of prices of Class A Common Stock and dividends declared per share for the period since the March 27, 1998 Spinoff are as follows. No data are presented for the periods prior to the Spinoff since we were not a publicly-held company during that time.

                                       Stock Price               Dividends
                             ------------------------------     Declared Per
        1998                     High               Low            Share
--------------------         ------------      ------------     ------------
Second Quarter                $   37 1/4       $   30  1/2      $     0.095 /1/
Third Quarter                     34 1/2           24  5/8            0.050
Fourth Quarter                    30 1/4           19  3/8            0.050

/1/ Total of $.045 for the first quarter (declared and paid in the second quarter), and $.05 second quarter dividend.

  At January 31, 1999, there were 244,566,605 shares of Class A Common Stock outstanding held by 52,769 shareholders of record. The Company's Class A Common Stock is traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and Philadelphia Stock Exchange.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

  The following table presents summary selected historical financial data for the Company derived from our financial statements as of and for the five fiscal years ended January 1, 1999.

  Since the information in this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements. Per share data and Shareholders' Equity have not been presented for periods prior to 1998 because we were not a publicly-held company during that time.

  As discussed in the financial statements included later in this report, in the fourth quarter of 1998 we changed our accounting policy to no longer include the working capital and sales of managed hotels and managed senior living communities in our financial statements. Instead, our sales include fees earned plus costs recovered from owners of managed hotels and managed senior living communities. The table below reflects the restatement of prior periods to conform with this new accounting policy.

                                                                          Fiscal Year
                                                   ---------------------------------------------------------
                                                      1998        1997      1996/1/       1995        1994
                                                   ---------    ---------   --------    --------    --------
                                                              (in millions, except per share data)
INCOME STATEMENT DATA:
Sales.........................................      $  7,968    $  7,236    $  5,738    $  4,880    $  4,461
Operating Profit Before
   Corporate Expenses and Interest............           736         609         508         390         316
Net Income....................................           390         324         270         219         162
PER SHARE DATA:
Diluted Earnings Per Share....................          1.46
Cash Dividends Declared.......................          .195
BALANCE SHEET DATA (AT END OF YEAR):
Total Assets..................................         6,233       5,161       3,756       2,772       2,061
Long-Term and Convertible Subordinated Debt...         1,267         422         681         180         102
Shareholders' Equity..........................         2,570

_______________________
/1/Fiscal year 1996 includes 53 weeks, all other years include 52 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following discussion presents an analysis of results of our operations for fiscal years ended January 1, 1999 (52 weeks), January 2, 1998 (52 weeks) and January 3, 1997 (53 weeks). Comparable REVPAR room rate and occupancy statistics are used throughout this report and are based upon U.S. properties operated by us, except that beginning in fiscal 1998, data for Fairfield Inns include comparable franchised properties. Ramada International and New World do not have any U.S. properties.

  As discussed in our financial statements, in the fourth quarter of 1998 we changed our accounting policy to no longer include the working capital and sales of managed hotels and managed senior living communities in our financial statements. Instead, our sales include fees earned plus costs recovered from owners of managed hotels and managed senior living communities. We restated prior periods and all references in the discussion below refer to financial statement data prepared under our new accounting policy. This restatement reflects reductions in sales of $2,240 million, $1,810 million and $1,529 million for 1998, 1997 and 1996, respectively, compared to sales as previously calculated for those periods.

1998 Compared to 1997

  Our net income increased from $324 million in 1997 to $390 million in 1998. The increase in our net income was driven by contributions from new unit expansion, including acquisitions, and strong profit growth from our Lodging segment. The increase in lodging rooms and the increase in REVPAR in excess of inflation resulted in a 21 percent increase in systemwide sales, to $16 billion.

 LODGING



                                                            (in millions except REVPAR,
                                                                properties and units)
                                                             -----------------------------
                                                                                                  Percentage
                                                         1998                    1997              increase
                                                      --------------          ------------        -----------
Sales........................................         $        6,311             $   5,247                20%
REVPAR(all brands) ..........................         $           95                  $ 90                 6%
Operating profit.............................         $          704                 $ 569                24%

Properties...................................                   1,686                 1,510               12%
Units........................................                 328,293                300,437               9%


  Our 1998 Lodging operating profit rose on higher sales, benefiting from contributions from new properties. The sales increase resulted from average REVPAR growth of six percent across all comparable U.S. properties that we manage and the addition of new hotels. This growth resulted in higher base management and franchise fees. Growth also contributed to higher house profits which resulted in higher incentive management fees. Lodging operating profit also increased due to higher financing income arising from our sale of timeshare notes receivable.

  Marriott Hotels, Resorts and Suites profits were up 18 percent in fiscal 1998 on sales growth of seven percent, reflecting the net addition of 12 units (6,924 rooms) in the U.S. and seven units (1,454 rooms) internationally. REVPAR for comparable U.S. hotels that we operate was up six percent to $108, primarily as a result of a seven percent increase in average room rates. Sales gains, coupled with profit margin improvements, generated higher incentive management fees at many properties.

  Average Ritz-Carlton room rates increased nine percent to $205 although occupancy decreased by two percentage points to 75 percent, resulting in a six percent increase in REVPAR for comparable U.S. properties. The results of Ritz-Carlton properties were consolidated since we increased our ownership interest to approximately 98 percent on March 19, 1998, resulting in additional sales of $462 million in 1998.

  REVPAR for U.S. Renaissance hotels that we operate increased seven percent due to a five percent increase in room rates to $129 and a one percent increase in occupancy, to 70 percent. Renaissance is now integrated into our reservation system as well as sales, marketing and other operating programs.

  Courtyard, our moderate-price brand, added a net of 48 properties (6,593 rooms) during fiscal 1998. Courtyard posted a 15 percent increase in sales, following increases in average room rates and REVPAR of seven percent and six percent, respectively, while occupancy declined by one percentage point to 80 percent.

  Residence Inn, our extended-stay brand, added 36 properties (4,374 rooms) during fiscal 1998 and generated 18 percent growth in sales, as average room rates climbed four percent to $99. Occupancy dipped slightly to 83 percent resulting in a four percent increase in REVPAR.

  Fairfield Inn, our economy brand, reflected an increase of 10 percent in sales. A four percent increase in average room rates to $56 was offset by a slight decline in occupancy to 74 percent, resulting in a three percent increase in REVPAR. Fairfield added 35 franchised properties (3,156 rooms) during fiscal 1998.

  Marriott Vacation Club International posted an eight percent increase in the number of timeshare intervals sold and nine percent growth in financially reported sales under the percentage of completion method. The sales increase resulted from strong performance in several locations, including sales at five new locations opened during the year. Operating profit increased due to increased profit from resort management and an increase in pre-tax gains on the sale of timeshare notes receivable of $17 million over 1997.

  MARRIOTT SENIOR LIVING SERVICES reported a sales increase of seven percent in fiscal 1998 over 1997, primarily due to the opening of 24 communities during 1998 and maintaining 94 percent occupancy for comparable properties, partially offset by the reduction in recorded sales resulting from properties sold subject to long-term management agreements during 1997. Operating profit declined from $32 million to $15 million mainly due to "ownership profits" from 29 Forum properties sold to Host Marriott Corporation (Host Marriott) on June 21, 1997 being replaced with "managed operating profits." This decrease was partially offset by the recognition in 1998 of $9 million of pre-tax gains relating to sales of properties subject to long-term operating agreements, compared to $5 million in 1997.

  MARRIOTT DISTRIBUTION SERVICES doubled its operating profit in 1998, from $7 million to $17 million. This was achieved despite a 24 percent reduction in sales from $1,543 million to $1,178 million. The segment benefited from consolidation of its food distribution facilities, and the realization of operating efficiencies following a period of rapid expansion in 1996-97. See "Liquidity and Capital Resources" below for a discussion of the possible future impact to MDS of the bankruptcy filing of a major MDS customer.

  CORPORATE EXPENSES rose by 25 percent to $110 million, primarily due to $12 million of year 2000 costs and personnel costs of additional corporate staff required following continued growth of our operating segments.

  INTEREST EXPENSE increased by 36 percent to $30 million due to share repurchases and capital expenditures. Interest income of $36 million was 13 percent higher than 1997 primarily due to higher interest on cash reserves.

  INCOME TAXES. Our effective income tax rate decreased to 38.25 percent from 39 percent in 1997, primarily due to the increased proportion of foreign operations in countries with relatively low effective tax rates.

1997 Compared to 1996

  Net income increased 20 percent to $324 million in fiscal 1997, on a sales increase of 26 percent to $7 billion, driven by contributions from new unit expansion, including acquisitions, and strong profit growth for the Lodging segment.

  Systemwide sales increased by 33 percent to $13.2 billion, driven primarily by a 31 percent increase in lodging rooms and REVPAR increases in excess of inflation.

LODGING

                                                           (in millions except REVPAR,
                                                              properties and units)
                                                           -----------------------------
                                                                                              Percentage
                                                              1997              1996           increase
                                                           -----------       -----------      ----------
Sales..............................................        $     5,247       $     4,340          21%
REVPAR (all brands)................................        $        89       $        82           9%
Operating profit...................................        $       569       $       452          26%

Properties.........................................              1,510             1,183          28%
Units..............................................            300,437           229,514          31%

  Our operating profit was up on higher sales, benefiting from favorable conditions in the U.S. lodging market, and contributions from new properties. The sales increase resulted from REVPAR growth across all comparable U.S. properties that we manage and the addition of new hotels, including the acquisition of Renaissance Hotel Group N.V. (RHG). This growth resulted in higher base management and franchise fees which were partially offset by reduced financing income, due to lower pre-tax gains on the sale of timeshare notes receivable during 1997. REVPAR growth also contributed to higher house profits which resulted in higher incentive management fees.

  Profits for Marriott Hotels, Resorts and Suites increased in excess of 20 percent in fiscal 1997 on sales growth of five percent, which reflects the net addition of two units (881 rooms) in the U.S. and eight units (2,903 rooms) internationally. Comparable U.S. hotels that we operate achieved REVPAR increases of nine percent as room rates grew by nine percent to $129. These sales gains, coupled with profit margin improvements, generated substantially higher incentive management fees at many properties. Profits for international hotels also were higher, primarily because of contributions from new properties in 1996 and 1997.

  Ritz-Carlton reported an increase in average room rates of five percent to $185 and an increase in occupancy of four percentage points to 79 percent, resulting in a 10 percent increase in REVPAR.

  The Renaissance, New World and Ramada International brands, contributed $445 million in sales since the March 29, 1997 acquisition. REVPAR for U.S. Renaissance hotels that we operate increased six percent due to higher room rates and a slight decrease in occupancy.

  Courtyard, our moderate-price brand, added 53 properties (6,473 rooms) during fiscal 1997. Courtyard posted a 17 percent increase in sales, as average room rates and REVPAR were up eight percent, while occupancy remained at 81 percent.

  Residence Inn, our extended-stay brand, added 34 properties (4,129 rooms) during fiscal 1997 and generated 15 percent growth in sales, as average room rates climbed eight percent to $95. Occupancy dipped slightly to 84 percent resulting in a six percent increase in REVPAR.

  Fairfield Inn and Suites, our economy brand, reflected an increase of 13 percent in sales. A two percent increase in average room rates to $51 was offset by a slight decline in occupancy to 75 percent, resulting in no change in REVPAR. Fairfield added 60 properties (5,603 rooms) during fiscal 1997, primarily through franchising.

  Marriott Vacation Club International posted a 21 percent increase in the number of timeshare intervals sold and 51 percent growth in financially reported sales under the percentage of completion method. The sales increase resulted from strong performance in several locations, including Marriott Vacation Club International's first European resort in Marbella, Spain, as well as Fort Lauderdale and Orlando, Florida and Hilton Head, South Carolina. Increased profits from resort development were offset by a reduction from 1996 to 1997 in pre-tax gains arising on the sale of timeshare notes receivable.

  MARRIOTT SENIOR LIVING SERVICES reported a sales increase of 20 percent in fiscal 1997 over 1996, primarily due to the opening of 17 communities during 1997 and a two percentage point increase in occupancy, to 95 percent, for comparable properties. Operating profit declined as "ownership profits" were replaced with "managed operating profits" for 43 properties that were sold to investors since the beginning of 1996. This decrease was partially offset by the recognition of $5 million of pre-tax gains relating to these and other real estate transactions.

  MARRIOTT DISTRIBUTION SERVICES generated a sharp increase in sales for fiscal 1997 as a result of the addition of several major restaurant customers and the net addition of two new distribution centers. Profits, however, were lower in fiscal 1997 due to start-up costs associated with the new centers, as well as costs of integrating the new business into existing distribution centers.

  CORPORATE EXPENSES rose 21 percent in 1997, due to non-cash items associated with investments generating significant income tax benefits as well as modest staff increases to accommodate growth and new business development.

  INTEREST EXPENSE decreased 41 percent from fiscal 1996 due to the sale of the 29 Forum Group communities to Host Marriott. Interest income declined 14 percent, primarily due to collections on, and sales of, notes receivable.

  INCOME TAXES.   Our effective income tax rate increased to 39 percent in 1997, compared to 38 percent in 1996, primarily due to the RHG acquisition.

LIQUIDITY AND CAPITAL RESOURCES

  Our goal is to add 150,000 hotel rooms to our worldwide system over the five year period from 1998 to 2002. We believe that we have access to sufficient financial resources to finance our growth, as well as to support our ongoing operations and meet debt service and other cash requirements. Nonetheless, our ability to sell properties that we develop, and the ability of hotel or senior living community developers to build or acquire new Marriott properties, which are important parts of our growth plans, are partially dependent on the availability and price of capital. We are monitoring the status of the capital markets, which have shown substantial volatility during the past year, and are evaluating the effect, if any, that capital market conditions may have on our ability to execute our announced growth plans.

Cash From Operations
--------------------

  Cash from operations was $605 million in 1998, $542 million in 1997 and $496 million in 1996. The increase in our operating cash flow from 1997 primarily reflects higher earnings in 1998. While our timesharing business generates strong operating cash flow, annual amounts are affected by the timing of cash spent on the acquisition and development of new resorts and cash received from purchaser financing. We do not include interval sales we finance in operating cash flow until we collect the cash or the notes are sold for cash.

  Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) was $802 million, $679 million and $561 million for fiscal years 1998, 1997 and 1996, respectively. This represents an 18 percent increase in 1998 and a 21 percent increase in 1997. We consider EBITDA to be an indicator of our operating performance because EBITDA can be used to measure our ability to service debt, fund capital expenditures and expand our business. Nevertheless, you should not consider EBITDA an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles. A substantial portion of our EBITDA is based on fixed dollar amounts or percentages of sales. This includes lodging base management and franchise fees and land rent. With more than 1,650 hotel properties, no single property is critical to our financial results.

  Our ratio of current assets to current liabilities was .94 at January 1, 1999, compared to .79 at January 2, 1998. Each of our businesses minimizes working capital through strict credit-granting policies, aggressive collection efforts and high inventory turnover.

Investing Activities Cash Flows
-------------------------------

  ACQUISITIONS. We completed three major acquisitions during the last three years: Renaissance Hotel Group N.V., a premier operator and franchisor of approximately 150 hotels under three brands in 38 countries; Forum Group, Inc. (Forum), a leading provider of senior living services; and a 98 percent interest in The Ritz-Carlton Hotel Company LLC, one of the world's premier luxury hotel brands and management companies. We expect to acquire the remaining two percent of The Ritz-Carlton Hotel Company LLC within the next several years.

  DISPOSITIONS. On December 29, 1998, we agreed to sell and leaseback, under long-term, limited-recourse leases, 17 hotels for approximately $202 million in cash. At the same time, we agreed to pay security deposits of $21 million which will be refunded at the end of the leases. As of January 1, 1999, four of the properties had been sold, resulting in a sales price which exceeded the net book value by $13 million, which we will recognize as a reduction of rent expense over the 15-year initial lease terms.

  During 1998, we agreed to sell, subject to long-term management agreements, eight lodging properties and 11 senior living communities for $184 million and $178 million, respectively. As of January 1, 1999, sales of five of these hotels and five of these senior living communities had closed, for a total of $181 million.

  On April 3, 1997, we agreed to sell and leaseback, under long-term, limited-recourse leases, 14 limited service hotels for approximately $149 million in cash. At the same time, we agreed to pay security deposits of $15 million, which will be refunded at the end of the leases. As of January 2, 1998, all of the properties had been sold, resulting in a sales price which exceeded the net book value by $20 million, which is recognized as a reduction of rent expense over the 17-year initial lease terms. On October 10, 1997, we agreed to sell and leaseback, under long-term, limited-recourse leases, another nine limited service hotels for approximately $129 million in cash. At the same time, we agreed to pay security deposits of $13 million, which will be refunded at the end of the leases. At January 1, 1999, all of these nine properties had been sold, resulting in a sales price which exceeded the net book value by $17 million, which is recognized as a reduction of rent expense over the 15-year initial lease terms. We can renew all of these leases at our option.

  On April 11, 1997, we sold five senior living communities for approximately $79 million in cash. On September 12, 1997, we agreed to sell another seven senior living communities for approximately $95 million in cash. All of these properties have been sold, and we will continue to operate these communities under long-term management agreements.

  On June 21, 1997, we sold 29 senior living communities acquired as part of the Forum acquisition, to Host Marriott for approximately $550 million, resulting in no gain or loss. The consideration included approximately $50 million to be received subsequent to 1997 as expansions at certain communities are completed. The $500 million of consideration received during 1997 consisted of $222 million in cash, $187 million of outstanding debt and $91 million of notes receivable bearing interest at nine percent which were repaid on April 1, 1998. Under the terms of the sale, Host Marriott purchased all of the common stock of Forum which, at the time of the sale, owned the 29 communities, certain working capital and associated debt. We continue to operate these communities under long-term management agreements.

  CAPITAL EXPENDITURES AND OTHER INVESTMENTS. Capital expenditures in 1998, 1997 and 1996 of $937 million, $520 million and $293 million, respectively, included construction and development of new senior living communities and Courtyard, Residence Inn and TownePlace Suites properties. Over time, we expect to sell certain lodging and senior living service properties under development, or to be developed, while continuing to operate them under long-term agreements.

  We also expect to continue to make other investments to grow our businesses, including loans, minority equity investments and development of new timeshare resorts in connection with adding units to our Lodging business. We also expect to continue to invest in the development of new senior living communities.

  We have made loans to owners of hotel and senior living properties which we operate or franchise. At January 1, 1999, and January 2, 1998, loans outstanding under this program totaled $213 million and $351 million, respectively.
Unfunded commitments aggregating $271 million were outstanding at January 1, 1999. These loans are typically secured by mortgages on the projects. We participate in a program with an unaffiliated lender in which we may partially guarantee loans made to facilitate third party ownership of hotels and senior living services communities which we operate or franchise.

  Most of our operating agreements require that specified percentages of sales be set aside for renovation and refurbishment of the properties.

Cash From Financing Activities
------------------------------

  In November 1998 we issued, through a private placement, $400 million of unsecured senior notes (the Senior Notes) as follows:

    Series                Face                Coupon            Maturity
--------------        -------------        ------------      -------------
                      (in millions)
      A               $     200               6 5/8 %             2003

      B               $     200               6 7/8 %             2005

  We received $396 million in proceeds, which reflects the original issue discount and the initial purchasers' discount. We have agreed to promptly make and complete a registered exchange offer for the Senior Notes and, if required, to implement a resale shelf registration statement. If we fail to do so on a timely basis, we will pay additional interest to the Senior Note holders.

  Non-interest bearing cash advances to or from Old Marriott were made prior to the Spinoff to allow both the Company and Old Marriott to meet their cash requirements. Through such advances, we had access to funds from Old Marriott's $1.5 billion revolving credit facility and commercial paper program.

  In 1996, Old Marriott received $288 million from the issuance of zero coupon subordinated Liquid Yield Option Notes (LYONs) which have an aggregate maturity value of $540 million in 2011. Each $1,000 LYONs was issued at a discount representing a yield to maturity of 4.25 percent. Upon consummation of the Spinoff, we assumed the LYONs, and SMS assumed a nine percent share of the LYONs obligation. We calculated this percentage based on an estimate of the relative equity values of SMS and the Company prior to the Spinoff. Each LYON is now convertible into 17.52 shares of our Class A Common Stock and 2.19 shares of SMS common stock. We remain liable to the holders of the LYONs for any payments that SMS fails to make on its allocable portion.

  In March, 1998 and February, 1999, respectively, we entered into $1.5 billion and $500 million multicurrency revolving credit facilities. As of January 1, 1999, there were $73 million of letters of credit outstanding under the first facility. The facilities also serve as a backstop for our commercial paper program, which had an outstanding balance of $426 million at January 1, 1999. The facilities have remaining terms of four and five years, respectively. Borrowings bear interest at LIBOR plus a spread, based on our public debt rating. Additionally, we pay annual fees on the facilities at a rate also based on our public debt rating.

  SHARE REPURCHASES. We purchased 13.7 million of our shares in the period from the Spinoff through year end at a cost of $398 million. As of January 1, 1999, we are authorized by our Board of Directors to purchase a further 6.3 million shares.

  DIVIDENDS. We declared and paid a quarterly dividend of 4.5c per share for the first fiscal quarter of 1998, and 5c per share for the second, third, and fourth fiscal quarters of 1998.

OTHER MATTERS

Conversion of Common Stock

  On May 21, 1998, we converted, on a one-for-one-basis, all shares of our outstanding Common Stock into shares of our Class A Common Stock. Our Board of Directors took this action under authority granted by our certificate of incorporation, as a result of a shareholder vote taken at our 1998 annual meeting of shareholders.

Conversion of Host Marriott Corporation into a Real Estate Investment Trust

  In December 1998, Host Marriott reorganized its business operations to qualify as a real estate investment trust (REIT). In conjunction with its conversion to a REIT, Host Marriott spun off, in a taxable transaction, a new company called Crestline Capital Corporation (Crestline), acquired a portfolio of luxury hotels for $1.5 billion, and completed partnership roll-ups representing new acquisitions approximating $650 million. As part of the Crestline spinoff, Host Marriott transferred to Crestline all of the senior living communities previously owned by Host Marriott, and Host Marriott entered into lease or sublease agreements with Crestline for substantially all of Host Marriott's lodging properties, including the properties acquired in the acquisition and roll-up transactions described above. Our lodging and senior living community management and franchise agreements with Host Marriott were also assigned to Crestline. In the case of the lodging agreements, Host Marriott remains obligated under such agreements in the event that Crestline fails to perform its obligations thereunder.

  We continue to have the right to purchase up to 20 percent of Host Marriott's outstanding common stock upon the occurrence of certain events generally involving a change of control of Host Marriott. This right expires in 2017, and Host Marriott has granted an exception to the ownership limitations in its charter to permit full exercise of this right, subject to certain conditions related to ownership limitations applicable to REITs generally.

  We believe that these transactions have not materially changed our business or legal rights as they previously existed with Host Marriott, although there can be no assurance that the new structure will not adversely affect us under future circumstances.

Boston Market

  In 1996, MDS became the exclusive provider of distribution services to Boston Chicken, Inc. (BCI). In May 1998, BCI disclosed that its independent auditors had expressed substantial doubt about BCI's ability to continue as a going concern. On October 5, 1998, BCI and its Boston Market-controlled subsidiaries filed voluntary bankruptcy petitions for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court in Phoenix (the Court), and announced that it would close approximately 16 percent of the restaurants in the Boston Market chain. Subsequently, a franchisee of BCI announced closings of a further five percent of the chain's restaurants. MDS continues to distribute to BCI and has been receiving payment of post-petition balances in accordance with the terms of its contract with BCI. In addition, the Court approved, and MDS has been paid substantially all of its pre-petition accounts receivable balances. The impact of BCI's bankruptcy on the Company depends on numerous uncertainties, and we are still in the process of assessing the potential effect on our future results of operations and financial position. If our contract were to terminate, or if BCI ceased or further curtailed its operations: (i) MDS might be unable to recover up to $32 million in contract investment, receivables and inventory; and (ii) MDS could have more warehouse capacity and rolling stock than it needs.

Inflation

  Since inflation has been moderate in recent years, inflation has not had a significant impact on our businesses.

Year 2000 Readiness Disclosure

  The "Year 2000 problem" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

    STATE OF READINESS. We have adopted the following eight-step process toward Year 2000 readiness:

     1. Awareness: fostering understanding of, and commitment to, the problem and its potential risks;

     2. Inventory: identifying and locating systems and technology components that may be affected;

     3. Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues;

     4. Planning: defining the technical solutions and labor and work plans necessary for each affected system;

     5. Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware;

     6. Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team;

     7. Implementation: placing the corrected systems and technology back into the business environment; and

     8. Quality Assurance: utilizing an internal audit team to review significant projects for adherence to quality standards and program methodology.

  We have grouped our systems and technology into three categories for purposes of Year 2000 compliance:

     1. Information resource applications and technology (IT Applications) -- enterprise-wide systems supported by the Company's centralized information technology organization (IR);

     2. Business-initiated systems (BIS) -- systems that have been initiated by an individual business unit, and that are not supported by IR; and

     3. Building Systems -- non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment.

     We are prioritizing our efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

     We measure the completion of each phase based on documented and quantified results weighted for System Criticality. As of January 1, 1999, the Awareness and Inventory phases were complete for IT Applications and substantially complete for BIS and Building Systems. For IT Applications, the Assessment, Planning, Remediation/Replacement, and Testing phases were each over 95 percent complete, and Compliance Validation had been completed for nearly half of key systems, with most of the remaining work in its final stage. BIS and Building Systems, Assessment and Planning are nearly complete. Remediation/Replacement and Testing is 20 percent complete for BIS and we are on track for completion of initial Testing of Building Systems by the end of the first quarter of 1999. Compliance Validation is in progress for both BIS and Building Systems. We remain on target for substantial completion of Remediation/Replacement and Testing for System Critical BIS and Building Systems by June 1999 and September 1999, respectively. Quality Assurance is in progress for IT Applications, BIS and Building Systems.

     Year 2000 compliance communications with our significant third party suppliers, vendors and business partners, including our franchisees are ongoing. Our efforts are focused on the connections most critical to customer service, core business processes and revenues, including those third parties that support our most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. We have received responses from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or by us to achieve timely Year 2000 compliance for their products.

     We have established a common approach for testing and addressing Year 2000 compliance issues for our managed and franchised properties. This includes guidance for properties we operate, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. We are also utilizing a Year 2000 best-practices sharing system.

     COSTS. Many of the costs of Year 2000 compliance will be reimbursed to us or otherwise paid directly by owners and clients pursuant to existing contracts. We estimate that we will bear approximately $40-$50 million of the pre-tax costs to address the Year 2000 problem. These costs, approximately $12 million (on a pre-tax basis) of which have been incurred through January 1, 1999, have been and will be expensed as incurred.

     In addition, we had previously planned and/or begun implementing several system replacement projects to modernize and improve our systems. The Year 2000 problem heightened the need for the timely completion and some project schedules have been accelerated. These project costs have been included in our budgeting process and internal forecasts and already form part of our financial plans. Like the Year 2000 costs referred to in the preceding paragraph, many of these systems replacement costs will be reimbursed to us or otherwise paid directly by owners and clients pursuant to existing contracts. We estimate that we will bear approximately $45-$50 million of the pre-tax costs of these system replacements, most of which will be capitalized and amortized over the useful lives of the assets.

     The costs we will actually incur will depend on a number of factors which cannot be accurately predicted, including the extent and difficulty of the Remediation and other work to be done, the availability and cost of consultants, the extent of testing required to demonstrate Year 2000 compliance, and our ability to timely collect all payments due to us under existing contracts.

     YEAR 2000 CONTINGENCY PLANS. Our centralized services and the properties we operate, already have contingency plans in place covering a variety of possible events, including natural disasters, interruption of utility service, general computer failure, and the like. We are reviewing these contingency plans for modifications to address specific Year 2000 issues, and expect modification of master contingency plans to be substantially complete by the end of the second quarter of 1999, with conforming changes to be added to individual unit contingency plans during the third quarter.

     RISKS POSED BY OUR YEAR 2000 ISSUES. We currently believe that the Year 2000 problem will not have a material adverse effect on us, our business or our financial condition. However, we cannot assure you that our Year 2000 remediation or remediation by others will be completed properly and on time, and failure to do so could materially and adversely effect us. We also cannot predict the actual effects of the Year 2000 problem on us, which depends on a number of uncertainties such as:

     .    the factors listed above under "Costs";

     . whether our franchisees and other significant third parties address the Year 2000 issue properly and on time;

     . whether broad-based or systemic economic failures may occur, which could include

          . disruptions in passenger transportation or transportation systems generally;

          .    loss of utility and/or telecommunications services;

          . errors or failures in financial transactions or payment processing systems such as credit cards;

          .    the severity and duration of such failures; and

     . whether we are sued or become subject to other proceedings regarding any Year 2000-related events and the outcome of any such suit or proceedings.

     As part of our contingency planning, we are analyzing the most reasonably likely worst-case scenario that could result from Year 2000-related failures. Our best estimate of this scenario, based on current information, follows. Failure by others to achieve Year 2000 compliance could cause short-term disruptions in travel patterns, caused by actual or perceived problems with travel systems (such as the air traffic control system), and temporary disruptions in the supply of utility, telecommunications and financial services, which may be local or regional in scope. These events could lead travelers to accelerate travel to late 1999, postpone travel to later in 2000 or cancel travel plans, which could in turn affect lodging patterns and occupancy. Such failures could be more pronounced in some areas outside the U.S. where we understand that Year 2000 compliance efforts may not be as advanced. In addition, failure by us or others to achieve Year 2000 compliance could cause short-term operational inconveniences and inefficiencies for us. This may temporarily divert management's time and attention from ordinary business activities. We will, to the extent reasonably achievable, seek to prevent and/or mitigate these effects through our compliance and contingency planning efforts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives and our development and application of credit granting policies. Our strategy to manage exposure to changes in interest rates is unchanged from January 2, 1998. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the near future.

     The following sensitivity analysis displays how our earnings and the fair values of certain instruments we hold are affected by changes in interest rates.

     We hold notes receivable that earn interest at variable rates. Hypothetically, an immediate one percentage point change in interest rates would change annual interest income by $3 million based on each of the balances of these notes receivable outstanding at January 1, 1999 and January 2, 1998.

     Changes in interest rates also impact the fair value of our long-term fixed rate debt and long-term fixed rate notes receivable. Based on the balances outstanding at January 1, 1999 and January 2, 1998, a hypothetical immediate one percentage point change in interest rates would change the fair value of our long-term fixed rate debt by $24 million and $5 million, respectively, and would change the fair value of long-term fixed rate notes receivable by $2 million and $5 million, respectively.

     Our commercial paper has been excluded from the above sensitivity analysis. Although commercial paper is classified as long-term debt based on our ability and intent to refinance it on a long-term basis, all commercial paper matures within five months of year-end. As a result, there would be no material expected change in interest expense or fair value following a reasonably expected change in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The following financial information is included on the pages indicated:

                                                                                 Page
                                                                              ----------
Report of Independent Public Accountants................................              25
Consolidated Statement of Income........................................              26
Consolidated Balance Sheet..............................................              27
Consolidated Statement of Cash Flows....................................              28
Consolidated Statement of Comprehensive Income..........................              29
Consolidated Statement of Shareholders' Equity..........................              30
Notes to Consolidated Financial Statements..............................           31-46

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Marriott International, Inc.:

 We have audited the accompanying consolidated balance sheet of Marriott International, Inc. as of January 1, 1999 and January 2, 1998, and the related consolidated statements of income, cash flows and comprehensive income for each of the three fiscal years in the period ended January 1, 1999 and the consolidated statement of shareholders' equity for the period from March 27, 1998 to January 1, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marriott International, Inc. as of January 1, 1999 and January 2, 1998, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 1999, in conformity with generally accepted accounting principles.

 As explained in the notes to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for the working capital and sales of managed hotels and managed senior living communities.


ARTHUR ANDERSEN LLP

Washington, D.C.
January 28, 1999

                          MARRIOTT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF INCOME
    FISCAL YEARS ENDED JANUARY 1, 1999, JANUARY 2, 1998 AND JANUARY 3, 1997
                   ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                    1998           1997          1996
                                                                 ----------    ----------    ----------
                                                                 (52 weeks)    (52 weeks)    (53 weeks)
 SALES..............................................             $   7,968     $   7,236     $   5,738

 OPERATING COSTS AND EXPENSES.......................                 7,232         6,627         5,230
                                                                 ----------    ----------    ----------
 OPERATING PROFIT BEFORE CORPORATE EXPENSES
    AND INTEREST....................................                   736           609           508
 Corporate expenses.................................                  (110)          (88)          (73)
 Interest expense...................................                   (30)          (22)          (37)
 Interest income....................................                    36            32            37
                                                                 ----------    ----------    ----------
 INCOME BEFORE INCOME TAXES.........................                   632           531           435
 Provision for income taxes.........................                   242           207           165
                                                                 ----------    ----------    ----------
 NET INCOME.........................................             $     390     $     324     $     270
                                                                 ==========    ==========    ==========


                                                                    1998          1997          1996
                                                                 ----------    ----------    ----------
EARNINGS PER SHARE                                                              (pro forma, unaudited)
                                                                               ------------------------
Basic Earnings Per Share............................             $    1.56     $    1.27     $    1.06
                                                                 ==========    ==========    ==========
Diluted Earnings Per Share..........................             $    1.46     $    1.19     $     .99
                                                                 ==========    ==========    ==========

                 See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                      JANUARY 1, 1999 AND JANUARY 2, 1998
                                ($ IN MILLIONS)

                                                                      January 1,        January 2,
                                                                        1999               1998
                                                                    ------------       ------------
                            ASSETS
Current assets

  Cash and equivalents........................................       $       390        $       208
  Accounts and notes receivable...............................               605                489
  Inventories, at lower of average cost or market.............                75                 91
  Prepaid taxes...............................................               200                159
  Other.......................................................                63                 45
                                                                    ------------       ------------
                                                                           1,333                992
                                                                    ------------       ------------

Property and equipment........................................             2,275              1,537
Intangible assets.............................................             1,712              1,448
Investments in affiliates.....................................               228                530
Notes and other receivables...................................               434                414
Other.........................................................               251                240
                                                                    ------------       ------------
                                                                     $     6,233        $     5,161
                                                                    ============       ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable............................................       $       497        $       473
  Accrued payroll and benefits................................               345                323
  Self-insurance..............................................                42                 57
  Other payables and accruals.................................               528                397
                                                                    ------------       ------------
                                                                           1,412              1,250
                                                                    ------------       ------------

Long-term debt................................................               944                112
Self-insurance................................................               179                196
Other long-term liabilities...................................               805                707
Convertible subordinated debt.................................               323                310
Shareholders' equity
  Class A common stock, 255.6 million shares issued...........                 3                  -
  Additional paid-in capital..................................             2,713                  -
  Retained earnings...........................................               218                  -
  Treasury stock, at cost.....................................              (348)                 -
  Accumulated other comprehensive income......................               (16)                 -
  Investments and net advances from Old Marriott..............                 -              2,586
                                                                    ------------       ------------
                                                                           2,570              2,586
                                                                    ------------       ------------
                                                                     $     6,233        $     5,161
                                                                    ============       ============

                 See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
    FISCAL YEARS ENDED JANUARY 1, 1999, JANUARY 2, 1998 AND JANUARY 3, 1997
                                ($ IN MILLIONS)


                                                                1998               1997               1996
                                                             -----------       ------------       ------------
                                                             (52 weeks)         (52 weeks)         (53 weeks)
OPERATING ACTIVITIES
   Net income.........................................       $      390        $       324        $       270
   Adjustments to reconcile to cash provided by
    operations:
       Depreciation and amortization..................              140                126                 89
       Income taxes...................................               76                 64                 69
       Timeshare activity, net........................               28               (118)               (95)
       Other..........................................              (22)                88                 61
   Working capital changes:
       Accounts receivable............................             (104)              (190)                18
       Inventories....................................               15                 (3)               (17)
       Other current assets...........................              (16)               (15)                11
       Accounts payable and accruals..................               98                266                 90
                                                            -----------       ------------       ------------
   Cash provided by operations........................              605                542                496
                                                            -----------       ------------       ------------
INVESTING ACTIVITIES
   Capital expenditures...............................             (937)              (520)              (293)
   Acquisitions.......................................              (48)              (859)              (307)
   Dispositions.......................................              332                571                 65
   Loan advances......................................              (48)               (95)               (89)
   Loan collections and sales.........................              169                 47                296
   Other..............................................             (192)              (190)              (160)
                                                            -----------       ------------       ------------
   Cash used in investing activities..................             (724)            (1,046)              (488)
                                                            -----------       ------------       ------------
FINANCING ACTIVITIES
   Issuance of long-term debt.........................            1,294                 16                  -
   Repayment of long-term debt........................             (473)               (15)              (133)
   Issuance of convertible subordinated debt..........                -                  -                288
   Issuance of Class A common stock...................               15                  -                  -
   Dividends paid.....................................              (37)                 -                  -
   Purchase of treasury stock.........................             (398)                 -                  -
   Advances (to) from Old Marriott....................             (100)               576               (132)
                                                            -----------       ------------       ------------
   Cash provided by financing activities..............              301                577                 23
                                                            -----------       ------------       ------------
INCREASE IN CASH AND EQUIVALENTS......................              182                 73                 31
CASH AND EQUIVALENTS, beginning of year...............              208                135                104
                                                            -----------       ------------       ------------
CASH AND EQUIVALENTS, end of year.....................       $      390        $       208        $       135
                                                            ===========      =============      =============

                 See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
    FISCAL YEARS ENDED JANUARY 1, 1999, JANUARY 2, 1998 AND JANUARY 3, 1997
                                ($ IN MILLIONS)

                                                                          1998          1997           1996
                                                                      -----------   -----------    -----------
                                                                       (52 weeks)    (52 weeks)     (53 weeks)
                                                                                       (pro forma, unaudited)
                                                                                    --------------------------
Net income....................................................          $     390     $     324    $       270

Other comprehensive income (loss):
  Foreign currency translation adjustments....................                 (3)          (10)           (12)
  Other.......................................................                  6             1              -
                                                                      -----------   -----------   ------------
Total other comprehensive income (loss).......................                  3            (9)           (12)
                                                                      -----------   -----------   ------------
Comprehensive income..........................................          $     393     $     315    $       258
                                                                      ===========   ===========   ============

                 See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 PERIOD FROM MARCH 27, 1998 TO JANUARY 1, 1999
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

  Common                                       Class A    Additional                                  Accumulated other
  shares                                       common      paid-in      Retained    Treasury stock,     comprehensive
outstanding                                     stock      capital      earnings        at cost             income
-----------------------------------------------------------------------------------------------------------------------
  255.6      Spinoff at March 27, 1998.......   $    3   $   2,711      $      -    $          -           $     (23)
      -      Net income, after the Spinoff...        -           -           301               -                   -
      -      Dividends ($.195 per share).....        -           -           (49)              -                   -
    1.5      Employee stock plan issuance and
             other, after the Spinoff........        -           2           (34)             50                   7
  (13.7)     Purchase of treasury stock......        -           -             -            (398)                  -
-----------------------------------------------------------------------------------------------------------------------
  243.4      Balance, January 1, 1999........   $    3   $   2,713      $    218    $       (348)          $     (16)
=======================================================================================================================

                 See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The consolidated financial statements present the results of operations, financial position and cash flows of Marriott International, Inc. (together with its subsidiaries, we, us or the Company), formerly New Marriott MI, Inc., as if it were a separate entity for all periods presented. During periods prior to March 27, 1998, we were a wholly owned subsidiary of the former Marriott International, Inc. (Old Marriott) and financial statements for such periods have been prepared on a combined basis.

  On March 27, 1998, all of our issued and outstanding common stock was distributed, on a pro rata basis, as a special dividend (the Spinoff) to holders of common stock of Old Marriott, and the Company was renamed "Marriott International, Inc." Old Marriott's historical cost basis in our assets and liabilities has been carried over. Old Marriott received a private letter ruling from the Internal Revenue Service that the Spinoff would be tax-free to it and its shareholders. For each share of common stock in Old Marriott, shareholders received one share of our Common Stock and one share of our Class A Common Stock. On May 21, 1998, all outstanding shares of our Common Stock were converted, on a one-for-one basis, into shares of our Class A Common Stock.

  Also on March 27, 1998, Old Marriott was renamed Sodexho Marriott Services, Inc. (SMS) and its food service and facilities management business was combined with the North American operations of Sodexho Alliance, S.A. (Sodexho), a worldwide food and management services organization.

  For purposes of governing certain of the ongoing relationships between us and SMS after the Spinoff and to provide for orderly transition, we entered into various agreements with SMS including the Employee Benefits and Other Employee Matters Allocation Agreement, Liquid Yield Option Notes (LYONs) Allocation Agreement, Tax Sharing Agreement, Trademark and Trade Name License Agreement, Noncompetition Agreement, Employee Benefit Services Agreement, Procurement Services Agreement, Distribution Services Agreement, and other transitional services agreements. Effective as of the Spinoff date, pursuant to these agreements, we assumed sponsorship of certain of Old Marriott's employee benefit plans and insurance programs and succeeded to Old Marriott's liability to LYONs holders under the LYONs Indenture, nine percent of which was assumed by SMS.

  All material intercompany transactions and balances between entities included in these consolidated financial statements have been eliminated. Sales by us to SMS of $434 million in 1998, $434 million in 1997, and $406 million in 1996 have not been eliminated. Changes in Investments and Net Advances from Old Marriott represent our net income, the net cash transferred between Old Marriott and us and certain non-cash items.

  Prior to the Spinoff, we operated as a unit of Old Marriott, utilizing Old Marriott's centralized systems for cash management, payroll, purchasing and distribution, employee benefit plans, insurance and administrative services. As a result, substantially all cash received by us was deposited in and commingled with Old Marriott's general corporate funds. Similarly, our operating expenses, capital expenditures and other cash requirements were paid by Old Marriott and charged directly or allocated to us. Certain assets and liabilities related to our operations were managed and controlled by Old Marriott on a centralized basis. Prior to the Spinoff such assets and liabilities were allocated to us based on our use of, or interest in, those assets and liabilities. In our opinion, the methods for allocating costs, assets and liabilities prior to the Spinoff were reasonable. We now perform these functions independently and the costs incurred have not been materially different from those allocated prior to the Spinoff.

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Accordingly, ultimate results could differ from those estimates. Certain amounts have been reclassified to conform to the 1998 presentation.

Fiscal Year

  Our fiscal year ends on the Friday nearest to December 31. The 1996 fiscal year includes 53 weeks, while the 1998 and 1997 fiscal years include 52 weeks.

Revenue Recognition

  Our sales include fees and reimbursed costs for properties managed by us, together with sales by lodging properties and senior living communities owned or leased by us, and sales of our other businesses. Fees comprise management fees and franchise fees received from third party owners of lodging properties and senior living communities. Reimbursed costs comprise costs recovered from owners of hotels and senior living communities.

Change in Accounting Policy

  On November 20, 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the sales and expenses of a managed entity in its financial statements. As a result of EITF 97-2, and related discussions with the staff of the Securities and Exchange Commission, in our 1998 fourth quarter we changed our accounting policy to no longer include in our financial statements the working capital and sales of managed hotels and managed senior living communities. The financial statements for prior years have been restated. The change in accounting policy resulted in reductions of each of sales and operating expenses by $1,810 million and $1,529 million in 1997 and 1996, respectively, and each of assets and liabilities by $396 million as of January 2, 1998, with no impact on operating profit, net income, earnings per share, debt or equity.

Profit Sharing Plan

  We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are determined annually by the Board of Directors. We recognized compensation cost of $45 million in 1998, $36 million in 1997 and $29 million in 1996.

Self-Insurance Programs

  We are self-insured for certain levels of general liability, workers' compensation, employment practices and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the present value of projected settlements for known and anticipated claims.

Cash and Equivalents

  We consider all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

New Accounting Standards

  We adopted Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income," in 1998 by adding a Consolidated Statement of Comprehensive Income. The taxes applicable to other comprehensive income are not material.

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  We adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fourth quarter of 1998, by increasing the number of our reportable segments from two to three and presenting increased footnote disclosure of segment information.

  We will adopt FAS No. 133, "Accounting for Derivative Investments and Hedging Activities," which we do not expect to have a material effect on our consolidated financial statements, in the fourth quarter of 2000.

  In April 1998 the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." We will adopt SOP 98-5 in the first quarter of 1999 by expensing pre-opening costs for Company owned lodging and senior living communities as incurred.

RELATIONSHIPS WITH MAJOR CUSTOMERS

  In December 1998, Host Marriott Corporation (Host Marriott) reorganized its business operations to qualify as a real estate investment trust (REIT). In conjunction with its conversion to a REIT, Host Marriott spun off, in a taxable transaction, a new company called Crestline Capital Corporation (Crestline), acquired a portfolio of luxury hotels for $1.5 billion, and completed partnership roll-ups representing new acquisitions approximating $650 million. As part of the Crestline spinoff, Host Marriott transferred to Crestline all of the senior living communities previously owned by Host Marriott, and Host Marriott entered into lease or sublease agreements with Crestline for substantially all of Host Marriott's lodging properties, including the properties acquired in the acquisition and roll-up transactions described above. Our lodging and senior living community management and franchise agreements with Host Marriott were also assigned to Crestline. In the case of the lodging agreements, Host Marriott remains obligated under such agreements in the event that Crestline fails to perform its obligations thereunder. The lodging agreements now provide for us to manage the Marriott hotels, Ritz-Carlton hotels, Courtyard hotels and Residence Inns leased by Crestline. Our consent is required for Crestline to take certain major actions relating to leased properties that we manage.

  We recognized sales of $2,144 million, $1,700 million and $1,315 million and operating profit before corporate expenses and interest of $197 million, $140 million and $95 million during 1998, 1997 and 1996, respectively, from the lodging properties owned or leased by Host Marriott prior to the transactions described above. Additionally, Host Marriott was a general partner in several unconsolidated partnerships that owned lodging properties operated by us under long-term agreements. We recognized sales of $712 million, $1,054 million and $1,230 million and operating profit before corporate expenses and interest of $83 million, $122 million and $121 million in 1998, 1997 and 1996, respectively, from the lodging properties owned by these unconsolidated partnerships. We also leased land to certain of these partnerships and recognized land rent income of $24 million, $23 million and $22 million in 1998, 1997 and 1996, respectively.

  We have provided Host Marriott with financing for a portion of the cost of acquiring properties to be operated or franchised by us, and may continue to provide financing to Host Marriott or Crestline in the future. The outstanding principal balance of these loans was $9 million and $135 million at January 1, 1999 and January 2, 1998, respectively, and we recognized $5 million, $9 million and $17 million in 1998, 1997 and 1996, respectively, in interest and fee income under these credit agreements with Host Marriott.

  We have guaranteed the performance of Host Marriott and certain of its affiliates to lenders and other third parties. These guarantees were limited to $70 million at January 1, 1999. No payments have been made by us pursuant to these guarantees. We continue to have the right to purchase up to 20 percent of Host Marriott's outstanding common stock upon the occurrence of certain events generally involving a change of control of Host Marriott. This right expires in 2017, and Host Marriott has granted an exception to the ownership limitations in its charter to permit full exercise of this right, subject to certain conditions related to ownership limitations applicable to REITs generally. We lease land to Host Marriott that has an aggregate book value of $264 million at January 1, 1999. Most of this land has been pledged to secure debt of these lessees. We have agreed to defer receipt of rentals on this land, if necessary, to permit the lessees to meet their debt service requirements.

  We are party to agreements which provide for us to manage the senior living communities owned by Crestline. We recognized sales of $173 million and $115 million and operating profit before corporate expenses and interest of $5 million and $1 million under these agreements during 1998 and 1997, respectively.

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  We are party to management agreements with entities owned or affiliated with another hotel owner which provide for us to manage hotel properties owned or leased by those entities. We recognized sales of $560 million and $407 million during 1998 and 1997, respectively, from these properties.

PROPERTY AND EQUIPMENT

                                                                                      1998                      1997
                                                                              --------------------      --------------------
                                                                                              (in millions)
Land................................................................          $              580        $              425
Buildings and leasehold improvements................................                         732                       486
Furniture and equipment.............................................                         399                       329
Timeshare properties................................................                         438                       379
Construction in progress............................................                         490                       230
                                                                              ------------------        ------------------
                                                                                           2,639                     1,849
Accumulated depreciation and amortization...........................                        (364)                     (312)
                                                                              ------------------        ------------------
                                                                              $            2,275        $            1,537
                                                                              ==================        ==================

  We record property and equipment at cost, including interest, rent and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $21 million in 1998, $16 million in 1997 and $9 million in 1996. We capitalize replacements and improvements that
extend the useful life of property and equipment.   We compute depreciation
using the straight-line method over the estimated useful lives of the assets.
We amortize leasehold improvements over the shorter of the asset life or lease term.

ACQUISITIONS AND DISPOSITIONS

The Ritz-Carlton Hotel Company LLC

  On April 24, 1995, we acquired a 49 percent beneficial ownership interest in The Ritz-Carlton Hotel Company LLC, which owns the management agreements on the Ritz-Carlton hotels and resorts, the licenses for the Ritz-Carlton trademarks and trade name as well as miscellaneous assets. The investment was acquired for a total consideration of approximately $200 million. On March 19, 1998, we increased our ownership interest in The Ritz-Carlton Hotel Company LLC to approximately 98 percent for additional consideration of approximately $90 million. We expect to acquire the remaining two percent within the next several years. We accounted for the acquisition using the purchase method of accounting. We allocated the purchase cost to the assets acquired and the liabilities assumed based on estimated fair values. We amortize the resulting goodwill on a straight-line basis over 40 years. We amortize the amounts allocated to management agreements on a straight-line basis over the estimated lives of the agreements. Prior to March 19, 1998, we accounted for our investment in The Ritz-Carlton Hotel Company LLC using the equity method of accounting.

  For periods prior to March 19, 1998, we included our income from The Ritz-Carlton Hotel Company LLC in operating profit in the accompanying consolidated statements of income. We received distributions of $17 million and $20 million in 1997 and 1996 respectively, from The Ritz-Carlton Hotel Company LLC. Such amounts were based upon an annual, cumulative preferred return on invested capital.

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Renaissance Hotel Group N.V.


  On March 29, 1997, we acquired substantially all of the outstanding common stock of Renaissance Hotel Group N.V. (RHG), an operator and franchisor of approximately 150 hotels in 38 countries under the Renaissance, New World and Ramada International brands. The purchase cost, of approximately $937 million, was funded by Old Marriott. The acquisition has been accounted for using the purchase method of accounting. The purchase cost has been allocated to the assets acquired and liabilities assumed based on estimated fair values as follows:

                                                                                      (in millions)
         Current assets...................................................           $             141
         Management, franchise and license agreements.....................                         380
         Other assets.....................................................                           7
         Current liabilities..............................................                        (119)
         Long-term debt...................................................                         (12)
         Other long-term liabilities......................................                        (106)
         Investments and net advances from Old Marriott...................                        (128)
         Goodwill.........................................................                         774
                                                                                     -----------------
         Purchase cost....................................................           $             937
                                                                                     =================

  Goodwill is being amortized on a straight-line basis over 40 years. Amounts allocated to management, franchise and license agreements are being amortized on a straight-line basis over the lives of the agreements.

  We included RHG's operating results from the date of acquisition. Our unaudited pro forma sales and net income for 1997, calculated as if RHG had been acquired at the beginning of 1997, were $7,383 million and $319 million, respectively. Unaudited pro forma results of operations include an adjustment for interest expense of $12 million, as if the acquisition borrowings had been incurred by us. Amortization expense deducted in determining net income reflects the impact of the excess of the purchase price over the net tangible assets acquired. The unaudited pro forma combined results of operations do not reflect our expected future results of operations.

Forum Group, Inc.

  On March 25, 1996, a wholly owned subsidiary of the Company acquired all of the outstanding shares of common stock of Forum Group, Inc. (Forum), an operator of 43 senior living communities, 34 of which were owned or partially owned by Forum, for total cash consideration of approximately $303 million. We accounted for the acquisition using the purchase method of accounting. The purchase cost was allocated to the assets acquired and liabilities assumed based on estimated fair values. We amortize the resulting goodwill on a straight-line basis over 35 years.

  On June 21, 1997, we sold 29 senior living communities acquired as part of the Forum acquisition to Host Marriott for approximately $550 million, resulting in no gain or loss. The consideration included approximately $50 million to be received subsequent to 1997, as expansions at certain communities are completed. The $500 million of consideration received during 1997 consisted of $222 million in cash, $187 million of outstanding debt and $91 million of notes receivable bearing interest at nine percent which were repaid on April 1, 1998. Under the terms of the sale, Host Marriott purchased all of the common stock of Forum, which at the time of the sale owned the 29 communities, certain working capital and associated debt. We continue to operate these communities under long-term management agreements.

Other Dispositions

  On December 29, 1998, we agreed to sell and leaseback, under long-term, limited-recourse leases, 17 hotels for approximately $202 million in cash. At the same time, we agreed to pay security deposits of $21 million which will be refunded at the end of the leases. As of January 1, 1999, four of the properties had been sold, resulting in a sales price which exceeded the net book value by $13 million, which we will recognize as a reduction of rent expense over the 15-year initial lease terms.

                         MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  During 1998, we agreed to sell, subject to long-term management agreements, a further eight lodging properties and 11 senior living communities for consideration of $184 million and $178 million, respectively. As of January 1, 1999, sales of five of these hotels and five of these senior living communities had closed, for aggregate consideration of $181 million.

  On April 3, 1997, we agreed to sell and leaseback, under long-term, limited-recourse leases, 14 limited service hotels for approximately $149 million in cash. At the same time, we agreed to pay security deposits of $15 million, which will be refunded at the end of the leases. As of January 2, 1998, all of the properties had been sold, resulting in a sales price which exceeded the net book value by $20 million, which is recognized as a reduction of rent expense over the 17-year initial lease terms. On October 10, 1997, we agreed to sell and leaseback, under long-term, limited-recourse leases, another nine limited service hotels for approximately $129 million in cash. At the same time, we agreed to pay security deposits of $13 million, which will be refunded at the end of the leases. At January 1, 1999, all of these nine properties had been sold, resulting in a sales price which exceeded the net book value by $17 million, which is recognized as a reduction of rent expense over the 15-year initial lease terms. We can renew all of these leases at our option.

  On April 11, 1997, we sold five senior living communities for cash consideration of approximately $79 million. On September 12, 1997, we agreed to sell another seven senior living communities for cash consideration of approximately $95 million. As of January 1, 1999, all 12 of these properties had been sold, resulting in a pre-tax gain of $19 million, which is recognized over a period of up to four years, as contingencies in the sales contracts expire. We continue to operate all of these communities under long-term management agreements.

  During 1996, we sold and leased back four senior living communities for cash consideration of approximately $53 million. The excess of the sales price over the net book value of $9 million is recognized as a reduction of rent expense over the 20-year initial lease terms.

  We periodically sell, with limited recourse, notes receivable originated by Marriott Vacation Club International in connection with the sale of timesharing intervals. Net proceeds from these transactions totaled $165 million in 1998, $68 million in 1997 and $148 million in 1996. Pre-tax gains from these transactions increased by $17 million in 1998 compared to 1997. At January 1, 1999, we had a repurchase obligation of $76 million with respect to mortgage note sales. Additionally, we sold, without recourse, first mortgage loans on Marriott lodging and senior living properties of $18 million in 1997.

INTANGIBLE ASSETS

                                                                                       1998                        1997
                                                                              -------------------         -------------------
                                                                                                (in millions)
Management, franchise and license agreements.............................       $             717           $             595
Goodwill.................................................................                   1,133                         937
Other....................................................................                      23                          23
                                                                              -------------------         -------------------
                                                                                            1,873                       1,555
Accumulated amortization.................................................                    (161)                       (107)
                                                                              -------------------         -------------------
                                                                                $           1,712           $           1,448
                                                                              ===================         ===================

  We amortize intangible assets on a straight-line basis over periods of three to 40 years. Amortization expense totaled $54 million in 1998, $42 million in 1997 and $12 million in 1996.

                         MARRIOTT INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

INCOME TAXES

  Total deferred tax assets and liabilities as of January 1, 1999 and January 2, 1998, were as follows:


                                                                                       1998                        1997
                                                                                ------------------          ------------------
                                                                                                   (in millions)
Deferred tax assets......................................................       $             457           $             388
Deferred tax liabilities.................................................                    (417)                       (378)
                                                                              -------------------         -------------------
Net deferred taxes.......................................................       $              40           $              10
                                                                              ===================         ===================

  The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of January 1, 1999 and January 2, 1998 follows:

                                                                                       1998                        1997
                                                                              -------------------         -------------------
                                                                                                (in millions)
Self-insurance...........................................................       $              91           $             103
Employee benefits........................................................                     145                          93
Deferred income..........................................................                      51                          32
Other reserves...........................................................                      28                          27
Frequent stay programs...................................................                      86                          99
Partnership interests....................................................                     (31)                        (31)
Property, equipment and intangible assets................................                    (199)                       (195)
Finance leases...........................................................                     (44)                        (44)
Other, net...............................................................                     (87)                        (74)
                                                                              -------------------         -------------------
Net deferred taxes.......................................................       $              40           $              10
                                                                              ===================         ===================

  No provision for U.S. income taxes, or additional foreign taxes, has been made on the cumulative unremitted earnings of non-U.S. subsidiaries ($138 million as of January 1, 1999) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate, or if we sell our interests in the affiliates. We cannot practically estimate the amount of additional taxes which might be payable on the unremitted earnings.

 The provision for income taxes consists of:

                                                                        1998                     1997                    1996
                                                               -------------------      -------------------      -------------------
                                                                                            (in millions)
Current  -  Federal.......................................       $             164        $             168        $             102
         -  State.........................................                      35                       34                       21
         -  Foreign.......................................                      18                       28                       13
                                                               -------------------      -------------------      -------------------
                                                                               217                      230                      136
                                                               -------------------      -------------------      -------------------
Deferred  -  Federal......................................                      25                      (19)                      24
          -  State........................................                       1                       (3)                       4
          -  Foreign......................................                      (1)                      (1)                       1
                                                               -------------------      -------------------      -------------------
                                                                                25                      (23)                      29
                                                               -------------------      -------------------      -------------------
                                                                 $             242        $             207        $             165
                                                               ===================      ===================      ===================

  The current tax provision does not reflect the benefit attributable to us relating to the exercise of employee stock options of $39 million in 1998, $38 million in 1997 and $27 million in 1996.

                         MARRIOTT INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 A reconciliation of the U.S. statutory tax rate to our effective income tax rate follows:


                                                                        1998                     1997                     1996
                                                               --------------------     --------------------     -------------------
U.S. statutory tax rate...................................               35.0%                    35.0%                    35.0%
State income taxes, net of U.S. tax benefit...............                4.1                      4.0                      4.0
Corporate-owned life insurance............................               (0.3)                    (0.8)                    (0.8)
Tax credits...............................................               (4.2)                    (3.4)                    (2.2)
Goodwill amortization.....................................                1.6                      1.6                      0.6
Other, net................................................                2.1                      2.6                      1.4
                                                               --------------------     --------------------     ------------------
Effective rate............................................               38.3%                    39.0%                    38.0%
                                                               ====================     ====================     ==================

  Cash paid for income taxes, net of refunds, was $164 million in 1998, $143 million in 1997 and $96 million in 1996.

  As part of the Spinoff, we entered into a tax sharing agreement with SMS which reflects each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state or other taxes relating to the business of Old Marriott and the Company prior to the Spinoff.

  During periods prior to the Spinoff, we were included in the consolidated federal income tax return of Old Marriott. The income tax provision reflects the portion of Old Marriott's historical income tax provision attributable to our operations. We believe that the income tax provision, as reflected, is comparable to what the income tax provision would have been if we had filed a separate return during the periods presented.

LEASES

 Our future obligations under operating leases at January 1, 1999 are summarized below:

                                                                                              (in millions)
                                                                                           --------------------
Fiscal Year
1999...................................................................................    $               154
2000...................................................................................                    149
2001...................................................................................                    141
2002...................................................................................                    139
2003...................................................................................                    136
Thereafter.............................................................................                  1,237
                                                                                          --------------------
Total minimum lease payments...........................................................    $             1,956
                                                                                          ====================

  Most leases have initial terms of up to 20 years, and contain one or more renewal options, generally for five or 10 year periods. The leases provide for minimum rentals, and additional rentals based on the operations of the leased property. The total minimum lease payments above include $607 million representing obligations of consolidated subsidiaries which are non-recourse to Marriott International, Inc.

 Rent expense consists of:

                                                                     1998                   1997                   1996
                                                                 -------------          -------------          -------------
                                                                                        (in millions)
Minimum rentals..............................................    $         138          $         123          $         110
Additional rentals...........................................              101                    127                    133
                                                                 -------------          -------------          -------------
                                                                 $         239          $         250          $         243
                                                                 =============          =============          =============

                         MARRIOTT INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


LONG-TERM DEBT


 Our long-term debt at January 1, 1999 and January 2, 1998, consisted of the following:


                                                                                   1998                    1997
                                                                             -----------------       ------------------
                                                                                           (in millions)
Unsecured debt
   Senior notes, average interest rate of 6.8% at January 1, 1999,
       maturing through 2005..........................................       $             402       $               -
   Commercial paper, interest rate of 5.8% at January 1, 1999.........                     426                       -
   Endowment deposits (non-interest bearing)..........................                     111                     108
     Other............................................................                      35                      28
                                                                             -----------------       -----------------
                                                                                           974                     136
Less current portion..................................................                      30                      24
                                                                             -----------------       -----------------
                                                                             $             944       $             112
                                                                             =================       =================

  In November 1998 we issued, through a private placement, $400 million of unsecured senior notes (the Senior Notes). Proceeds net of discounts, totaled $396 million. We have agreed to promptly make and complete a registered exchange offer for the Senior Notes and, if required, to implement a resale shelf registration statement. If we fail to do so on a timely basis, we will pay additional interest to holders of the Senior Notes.

  In March, 1998 and February, 1999, respectively, we entered into $1.5 billion and $500 million multicurrency revolving credit facilities (the Facilities) each with terms of five years. Borrowings will bear interest at the London Interbank Offered Rate (LIBOR) plus a spread, based on our public debt rating. Additionally, annual fees will be paid on the Facilities at a rate also based on our public debt rating. Commercial paper, supported by the Facilities, is classified as long-term debt based on our ability and intent to refinance it on a long-term basis.

  We are in compliance with covenants in our loan agreements which require the maintenance of certain financial ratios and minimum shareholders' equity, and also include, among other things, limitations on additional indebtedness and the pledging of assets.

  The 1998 statement of cash flows excludes $31 million of notes receivable forgiven as part consideration for the March 19, 1998 acquisition of 49 percent of The Ritz-Carlton Hotel Company LLC, and $12 million of long-term debt assumed in 1998. The 1997 statement of cash flows excludes $226 million of debt assumed by Host Marriott, $91 million of notes receivable related to the sale of 29 senior living communities to Host Marriott and $12 million of debt assumed in the RHG acquisition. The 1996 statement of cash flows excludes $363 million of debt that we assumed at the date of the Forum acquisition. Non-recourse debt of $62 million and $29 million extinguished without cash payments in 1997 and 1996, respectively, are not reflected in the statement of cash flows.

  Aggregate debt maturities are: 1999 - $30 million; 2000 - $12 million; 2001 - $11 million; 2002 - $11 million; 2003 - $640 million and $270 million thereafter.

 Cash paid for interest was $23 million in 1998, $11 million in 1997 and $19 million in 1996.

CONVERTIBLE SUBORDINATED DEBT

  On March 25, 1996, Old Marriott issued $540 million (principal amount at maturity) of zero coupon convertible subordinated debt in the form of LYONs due 2011. The LYONs were issued and recorded at a discount representing a yield to maturity of 4.25 percent. Accretion is recorded as interest expense and an increase to the carrying value. Gross proceeds from the LYONs issuance were $288 million.

  Each $1,000 LYON is convertible at anytime, at the option of the holder, into
17.52 shares of our Class A Common Stock and 2.19 shares of SMS common stock. Upon consummation of the Spinoff, we assumed the LYONs, and SMS assumed a nine percent share of the LYONs obligation based on the relative equity values of

                         MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

SMS and the Company at the Spinoff. We are liable to the holders of the LYONs for any payments that SMS fails to make on its allocable portion.

  At the option of the holder, we may be required to redeem each LYON on March 25, 1999, or March 25, 2006, for $603.71 or $810.36 per LYON, respectively.
Subject to certain notice requirements to the holder, we may elect to redeem the LYONs for cash, common stock, or any combination thereof.

  The LYONs are redeemable by the obligor at any time on or after March 25, 1999, for cash equal to the issue price plus accrued original issue discount. The LYONs are expressly subordinated to $1.2 billion of our senior indebtedness at January 1, 1999 including guarantees, as defined in the indenture governing the LYONs (Senior Indebtedness). SMS's obligations under the LYONs are subordinated to both our Senior Indebtedness and that of SMS.

SHAREHOLDERS' EQUITY

  300 million shares of our Class A Common Stock with a par value of $.01 per share, are authorized. 10 million shares of preferred stock, without par value, are authorized, with none issued.

  On March 27, 1998 our Board of Directors adopted a shareholder rights plan under which one preferred stock purchase right was distributed for each share of our Class A Common Stock. Each right entitles the holder to buy 1/1000/th/ of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $175. The rights will be exercisable ten days after a person or group acquires beneficial ownership of 20 percent or more of our Class A Common Stock, or begins a tender or exchange for 30 percent or more of our Class A Common Stock. Shares owned by a person or group on March 27, 1998 and held continuously thereafter are exempt for purposes of determining beneficial ownership under the rights plan. The rights are nonvoting and will expire on the tenth anniversary of the adoption of the shareholder rights plan, unless exercised or previously redeemed by us for $.01 each. If we are involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right.

  As of January 1, 1999, we have been authorized by our Board of Directors to purchase up to 6.3 million shares of our Class A Common Stock.

                         MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

EARNINGS PER SHARE

  For periods prior to the Spinoff, the earnings per share calculations are pro forma, and the number of weighted average shares outstanding and the effect of dilutive securities used are based upon the weighted average number of Old Marriott shares outstanding, and the Old Marriott effect of dilutive securities for the applicable period, adjusted (1) for the distribution ratio in the Spinoff of one share of our Common Stock and one share of our Class A Common Stock for every share of Old Marriott common stock and (2) to reflect the conversion of our Common Stock into our Class A Common Stock on May 21, 1998.

  The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                                     1998                    1997                    1996
                                                               ---------------        ----------------         -----------------
                                                                                                (pro forma, unaudited)
                                                                                      ------------------------------------------
Computation of Basic Earnings Per Share
Net income..............................................       $             390       $             324       $             270
Weighted average shares outstanding.....................                   249.8                   254.2                   254.9
                                                             -------------------     -------------------     -------------------

Basic Earnings Per Share................................       $            1.56       $            1.27       $            1.06
                                                             ===================     ===================     ===================

Computation of Diluted Earnings Per Share

Net income..............................................       $             390       $             324       $             270
After-tax interest expense on convertible
     subordinated debt..................................                       8                       8                       6
                                                             -------------------     -------------------     -------------------

Net income for diluted earnings per share...............       $             398       $             332       $             276
                                                             -------------------     -------------------     -------------------

Weighted average shares outstanding.....................                   249.8                   254.2                   254.9

Effect of Dilutive Securities
     Employee stock purchase plan.......................                       -                     0.1                     0.5
     Employee stock option plan.........................                     8.1                     8.7                     8.9
     Deferred stock incentive plan......................                     5.7                     5.4                     5.8
Convertible subordinated debt...........................                     9.5                     9.5                     7.3
                                                             -------------------     -------------------     -------------------

Shares for diluted earnings per share...................                   273.1                   277.9                   277.4
                                                             -------------------     -------------------     -------------------

Diluted Earnings Per Share..............................       $            1.46       $            1.19       $             .99
                                                             ===================     ===================     ===================

  We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We use the if-converted method for convertible subordinated debt.

                         MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

INVESTMENTS AND NET ADVANCES FROM OLD MARRIOTT

 The following is an analysis of Old Marriott's investment in the Company:

                                                                      1998                    1997                     1996
                                                               -----------------        -----------------       -----------------
                                                                                          (in millions)
Balance at beginning of year............................       $           2,586        $           1,444       $           1,251
Net income..............................................                      89                      324                     270
Advances (to) from Old Marriott.........................                    (100)                     576                    (132)
Employee stock plan issuance and other..................                     116                      242                      55
Spinoff on March 27, 1998...............................                  (2,691)                       -                       -
                                                               -----------------        -----------------       -----------------
Balance at end of year..................................       $               -        $           2,586       $           1,444
                                                               =================        =================       =================

EMPLOYEE STOCK PLANS

  In connection with the Spinoff, we issued stock options, deferred shares and restricted shares with the same value as the respective Old Marriott awards as of the Spinoff under our 1998 Comprehensive Stock and Cash Incentive Plan (Comprehensive Plan). Under the Comprehensive Plan, we may award to participating employees (1) options to purchase our Class A Common Stock (Stock Option Program and Supplemental Executive Stock Option awards), (2) deferred shares of our Class A Common Stock and (3) restricted shares of our Class A Common Stock. In addition we have an employee stock purchase plan (Stock Purchase Plan). In accordance with the provisions of Opinion No. 25 of the Accounting Principles Board, we recognize no compensation cost for the Stock Option Program, the Supplemental Executive Stock Option awards or the Stock Purchase Plan.

  Deferred shares granted to officers and key employees under the Comprehensive Plan generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer receipt of shares until termination or retirement. We accrue compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. Prior to the Spinoff, Old Marriott awarded 0.2 million deferred shares under the Old Marriott plan during 1998. Compensation cost recognized during 1998, 1997 and 1996 was $12 million, $9 million and $8 million, respectively.

  Restricted shares under the Comprehensive Plan are issued to officers and key employees and distributed over a number of years in annual installments, subject to certain prescribed conditions including continued employment. We recognize compensation expense for the restricted shares over the restriction period equal to the fair market value of the shares on the date of issuance. We awarded 0.1 million restricted shares under this plan during 1998. We recognized compensation cost of $3 million, $2 million and $2 million in 1998, 1997 and 1996, respectively.

  Under the Stock Purchase Plan, eligible employees may purchase our Class A Common Stock through payroll deductions at the lower of the market value at the beginning or end of each plan year.

  Employee stock options may be granted to officers and key employees at exercise prices equal to the market price of our Class A Common Stock on the date of grant. Nonqualified options expire up to 15 years after the date of grant. Most options under the Stock Option Program are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. In February 1997, 2.1 million Supplemental Executive Stock Option awards were awarded to certain of our officers, which vest after eight years. However, if our stock price meets certain performance criteria the options may vest sooner. These options have an exercise price of $25 and 0.2 million of them were forfeited during 1998. None of them were exercised during 1997 or 1998 and 1.9 million remained outstanding at January 1, 1999.

                         MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  For purposes of the following disclosures required by FAS No. 123, "Accounting for Stock-Based Compensation," we have estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, with the following assumptions. For periods prior to the Spinoff, data have been restated, where applicable, (1) for the distribution ratio in the Spinoff of one share of our Common Stock and one share of our Class A Common Stock for every share of Old Marriott common stock and (2) to reflect the conversion of our Common Stock into our Class A Common Stock on May 21, 1998.


                                                                 1998                       1997                      1996
                                                         ------------------         ------------------         ----------------
Annual dividends...................................      $       .20                $       .18                $       .16
Expected volatility................................               28%                        24%                        25%
Risk free interest rate............................              5.8%                       6.2%                       6.1%
Expected life (in years)...........................                7                          7                          7

  Pro forma compensation cost for the Stock Option Program, the Supplemental Executive Stock Option awards and employee purchases pursuant to the Stock Purchase Plan subsequent to December 30, 1994, recognized in accordance with FAS No. 123, would reduce our net income as follows (in millions, except per share amounts):

                                                               1998                     1997                     1996
                                                        -----------------        ----------------         ------------------
Net income as reported..............................    $          390           $            324         $          270
Pro forma net income................................    $          366           $            309         $          261

Diluted earnings per share as reported..............    $         1.46           $           1.19         $          .99
Pro forma diluted earnings per share................    $         1.38           $           1.14         $          .96

  The weighted-average fair value of each option granted during 1998, 1997 and 1996 was $11, $13 and $11, respectively. Since we recognize the pro forma compensation cost for the Stock Option Program over the vesting period, the foregoing pro forma reductions in our net income are not representative of anticipated amounts in future years.


A summary of our Stock Option Program activity during 1998 is presented below:


                                                                                              1998
                                                                       ------------------------------------------------------
                                                                            Number of                  Weighted average
                                                                             options                       exercise
                                                                          (in millions)                     price
                                                                       -----------------------       ------------------------
New awards at the Spinoff.......................................                     27.3            $                 16
Granted during the year.........................................                      6.4                              28
Exercised during the year.......................................                     (1.5)                             11
Forfeited during the year.......................................                     (0.7)                             20
                                                                       -----------------------
Outstanding at end of year......................................                     31.5                              19
                                                                       =======================     ==========================

Options exercisable at end of year..............................                     19.1            $                 13
                                                                       =======================     ==========================

  At January 1, 1999, 54.4 million shares were reserved under the Comprehensive Plan (including 31.5 million shares under the Stock Option Program and 1.9 million shares of the Supplemental Executive Stock Option awards) and five million shares were reserved under the Stock Purchase Plan.

                         MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Stock options issued under the Stock Option Program outstanding at January 1, 1999 were as follows:


                                                       Outstanding                                              Exercisable
                               ----------------------------------------------------------     --------------------------------------
                                                       Weighted               Weighted                                      Weighted
        Range of                 Number of             average                average               Number of               average
        exercise                  options           remaining life            exercise               options                exercise
         prices                (in millions)          (in years)               price              (in millions)              price
----------------------         ---------------     ----------------       ---------------     -----------------        -------------
 $       3   to    5                 4.3                    8             $           5                 4.3            $        5
         6   to    9                 2.7                    9                         7                 2.7                     7
        10   to   15                 7.0                    9                        13                 7.0                    13
        16   to   24                 5.0                   12                        20                 3.2                    19
        25   to   37                12.5                   14                        29                 1.9                    28
----------------------         ---------------                                               -----------------
 $       3   to   37                31.5                   12                        19                19.1                    13
======================         ===============    ================       ===============     =================        =============

FAIR VALUE OF FINANCIAL INSTRUMENTS

  We assume that the fair values of current assets and current liabilities are equal to their reported carrying amounts. The fair values of noncurrent financial assets and liabilities are shown below.


                                                                1998                                        1997
                                                -------------------------------------       --------------------------------------
                                                   Carrying                Fair                Carrying               Fair
                                                    amount                value                 amount               value
                                                --------------       ----------------       ---------------     ------------------
                                                            (in millions)                              (in millions)
Notes and other receivables..................   $          606       $            622       $          672      $            685
Long-term debt, convertible subordinated debt
 and other long-term liabilities.............            1,331                  1,309                  490                   478


  We value notes and other receivables based on the expected future cash flows discounted at risk adjusted rates. We determine valuations for long-term debt, convertible subordinated debt and other long-term liabilities based on quoted market prices or expected future payments discounted at risk adjusted rates.

CONTINGENT LIABILITIES

  We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees were limited, in the aggregate, to $171 million at January 1, 1999, including guarantees involving major customers, with expected funding of zero. As of January 1, 1999, we had extended approximately $271 million of loan commitments to owners of lodging and senior living properties. Letters of credit outstanding on our behalf at January 1, 1999, totaled $73 million, the majority of which related to our self-insurance programs. At January 1, 1999, we had repurchase obligations of $76 million related to notes receivable from timeshare interval purchasers, that have been sold with limited recourse.

  New World Development and another affiliate of Dr. Cheng, a director of the Company, have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $59 million.

SUBSEQUENT EVENT

  On January 6, 1999, we entered into a definitive agreement to acquire ExecuStay Corporation (ExecuStay), a provider of leased corporate apartments. The total acquisition cost is estimated to be $115 million, to be paid with approximately $53 million in our Class A Common Stock and $62 million in cash. Holders of more than 55 percent of the voting stock of ExecuStay have agreed to the terms of the acquisition. Completion of the acquisition, which is expected to occur during the 1999 first quarter, is contingent on customary conditions, including the successful completion of a cash tender offer and expiration or termination of the Hart-Scott-Rodino Act waiting period requirements.

                         MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

BUSINESS SEGMENTS


  We are a diversified hospitality company with operations in three business segments: Lodging, which includes the development, ownership, operation and franchising of lodging properties including vacation timesharing resorts; Senior Living Services, which consists of the development, ownership and operation of senior living communities; and Distribution Services, which operates a wholesale food distribution business. We evaluate the performance of our segments based primarily on operating profit before corporate expenses and interest. We do not allocate taxes at the segment level.

                                                                        1998                  1997                  1996
                                                                 -----------------     -----------------     -----------------
                                                                                          (in millions)
Sales
  Lodging...................................................          $      6,311          $      5,247          $      4,340
  Senior Living Services....................................                   479                   446                   373
  Distribution Services.....................................                 1,178                 1,543                 1,025
                                                                 -----------------     -----------------     -----------------
                                                                      $      7,968          $      7,236          $      5,738
                                                                 =================     =================     =================
Operating profit before corporate expenses and interest
  Lodging...................................................          $        704          $        569          $        452
  Senior Living Services....................................                    15                    32                    39
  Distribution Services.....................................                    17                     7                    16
  Other.....................................................                     -                     1                     1
                                                                 -----------------     -----------------     -----------------
                                                                      $        736          $        609          $        508
                                                                 =================     =================     =================

Depreciation and amortization
  Lodging...................................................          $         99          $         89          $         55
  Senior Living Services....................................                    19                    19                    20
  Distribution Services.....................................                     6                     6                     4
  Corporate.................................................                    16                    12                    10
                                                                 -----------------     -----------------     -----------------
                                                                      $        140          $        126          $         89
                                                                 =================     =================     =================

Assets
  Lodging...................................................          $      4,285          $      3,649          $      1,972
  Senior Living Services....................................                   905                   728                 1,106
  Distribution Services.....................................                   179                   190                   173
  Corporate.................................................                   864                   594                   505
                                                                 -----------------     -----------------     -----------------
                                                                      $      6,233          $      5,161          $      3,756
                                                                 =================     =================     =================

Capital expenditures
  Lodging...................................................          $        562          $        271          $        158
  Senior Living Services....................................                   329                   227                   114
  Distribution Services.....................................                     2                     6                     8
  Corporate.................................................                    44                    16                    13
                                                                 -----------------     -----------------     -----------------
                                                                      $        937          $        520          $        293
                                                                 =================     =================     =================

  Sales of Distribution Services exclude sales made at market terms and conditions to other segments of $155 million, $159 million and $150 million in 1998, 1997 and 1996, respectively.

  Segment operating expenses include selling, general and administrative expenses directly related to the operations of the businesses, aggregating $635 million in 1998, $578 million in 1997 and $446 million in 1996.

  The consolidated financial statements include the following related to international operations: sales of $323 million in 1998, $294 million in 1997, and $185 million in 1996; operating profit before corporate expenses and interest of $49 million in 1998, $50 million in 1997, and $21 million in 1996; and fixed assets of $46 million in 1998, $46 million in 1997, and $53 million in 1996.

                         MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

QUARTERLY FINANCIAL DATA - UNAUDITED

($ in millions, except per share data)

                                                                                       1998/1/
                                              -------------------------------------------------------------------------------------
                                                First                Second         Third                Fourth            Fiscal
                                                Quarter              Quarter        Quarter              Quarter           Year
                                              ---------------   ---------------   ---------------   ---------------   -------------
Systemwide sales /2/..........................  $       3,257     $       4,001     $       3,566     $       5,200     $   16,024
Sales.........................................          1,715             1,927             1,804             2,522          7,968
Operating profit before corporate expenses and
   interest...................................            163               186               164               223            736
Net income....................................             89               101                86               114            390
Diluted earnings per share /3,4/..............            .33               .37               .32               .44           1.46
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                       1997/1/
                                              -------------------------------------------------------------------------------------
                                                First                Second         Third                Fourth            Fiscal
                                                Quarter              Quarter        Quarter              Quarter           Year
                                              ---------------   ---------------   ---------------   ---------------   -------------
Systemwide sales /2/..........................  $       2,586     $       3,173     $       3,127     $       4,310     $   13,196
Sales.........................................          1,542             1,738             1,664             2,292          7,236
Operating profit before corporate expenses and
   interest...................................            135               159               136               179            609
Net income....................................             69                84                74                97            324
Diluted earnings per share /3,4/..............            .26               .31               .27               .36           1.19
-----------------------------------------------------------------------------------------------------------------------------------

/1/ The quarters consist of 12 weeks, except the fourth quarter, which includes 16 weeks.
/2/ Systemwide sales comprise revenues generated from guests at owned, leased, managed and franchised hotels and senior living communities, together with sales of our other businesses already included in reported sales.
/3/ Earnings per share data for periods prior to the Spinoff are pro forma, because we were not publicly-held during those periods.
/4/ The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average number of shares in interim periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III


ITEMS 10, 11, 12 AND 13.


  As described below, certain information appearing in our Proxy Statement to be furnished to shareholders in connection with the 1999 Annual Meeting of Shareholders, is incorporated by reference in this Form 10-K Annual Report.


          ITEM 10.                       This information is incorporated by
                                         reference to the "Directors Standing
                                         For Election," "Directors Continuing In
                                         Office" and "Section 16(a) Beneficial
                                         Ownership Reporting Compliance"
                                         sections of our Proxy Statement to be
                                         furnished to shareholders in connection
                                         with the 1999 Annual Meeting.
                                         Information regarding executive
                                         officers is included below.

          ITEM 11.                       This information is incorporated by
                                         reference to the "Executive
                                         Compensation" section of our Proxy
                                         Statement to be furnished to
                                         shareholders in connection with the
                                         1999 Annual Meeting.

          ITEM 12.                       This information is incorporated by
                                         reference to the "Stock Ownership"
                                         section of our Proxy Statement to be
                                         furnished to shareholders in connection
                                         with the 1999 Annual Meeting.

          ITEM 13.                       This information is incorporated by
                                         reference to the "Certain Transactions"
                                         section of our Proxy Statement to be
                                         furnished to shareholders in connection
                                         with the 1999 Annual Meeting.

EXECUTIVE OFFICERS


 Set forth below is certain information with respect to our executive officers.

            Name and Title                     Age                             Business Experience
--------------------------------------       -------        ------------------------------------------------------------------------
J. W. Marriott, Jr.                              66         Mr. Marriott is Chairman of the Board and Chief Executive
Chairman of the Marriott                                    Officer of the Company. He joined Marriott Corporation in
International, Inc. Board and Chief                         1956 and has served as a director of Marriott Corporation
Executive Officer                                           (now known as Host Marriott Corporation) since 1964. He
                                                            became President of Marriott Corporation in 1964, Chief
                                                            Executive Officer in 1972 and Chairman of the Board in
                                                            1985. Mr. Marriott also is a director of Host Marriott
                                                            Services Corporation, General Motors Corporation, the
                                                            U.S.-Russia Business Council, and the Naval Academy
                                                            Endowment Trust. He serves on the Board of Trustees of
                                                            the National Geographic Society and The J. Willard &
                                                            Alice S. Marriott Foundation, and the Board of Directors
                                                            of Georgetown University, and is a member of the
                                                            Executive Committee of the World Travel & Tourism Council
                                                            and the Business Council. Mr. Marriott has served as
                                                            Chief Executive Officer of the Company since its
                                                            inception in 1997, and served as Chairman and Chief
                                                            Executive Officer of Old Marriott from October 1993 to
                                                            March 1998. Mr. Marriott has served as a director of the
                                                            Company since March 1998.

Todd Clist                                       57         Todd Clist joined Marriott Corporation in 1968.  Mr.
Vice President;                                             Clist served as general manager of several hotels before
President, North American Lodging                           being named Regional Vice President, Midwest Region for
Operations                                                  Marriott Hotels, Resorts and Suites in 1980.  Mr. Clist
                                                            became Executive Vice President of Marketing for Marriott
                                                            Hotels, Resorts and Suites in 1985, and Senior Vice
                                                            President, Lodging Products and Markets in 1989.  Mr.
                                                            Clist was named Executive Vice President and General
                                                            Manager for Fairfield Inn in 1990, for both Fairfield Inn
                                                            and Courtyard in 1991, and for Fairfield Inn, Courtyard
                                                            and Residence Inn in 1993. Mr. Clist was appointed to his
                                                            current position in January 1994.

Edwin D. Fuller                                  54         Edwin D. Fuller joined Marriott in 1972 and held several
Vice President;                                             sales positions before being appointed Vice President of
President and Managing Director -                           Marketing in 1979.  He became Regional Vice President of
Marriott Lodging International                              the Midwest Region in 1985, Regional Vice President of
                                                            the Western Region in 1988, and in 1990 was promoted to
                                                            Senior Vice President & Managing Director of
                                                            International Lodging, with a focus on developing the
                                                            international group of hotels.  He was named Executive
                                                            Vice President & Managing Director of International
                                                            Lodging in 1994, and was promoted to his current position
                                                            of President & Managing Director of International Lodging
                                                            in 1997.

Name and Title                                 Age                             Business Experience
-------------------------------------        --------       ------------------------------------------------------------------------
Paul E. Johnson, Jr.                               51       Paul E. Johnson, Jr. joined Marriott Corporation in 1983
Vice President;                                             in Corporate Financial Planning & Analysis.  In 1987, he
President - Marriott                                        was promoted to Group Vice President of Finance and
Senior Living Services                                      Development for the Marriott Service Group and later
                                                            assumed responsibility for real estate development for
                                                            Marriott Senior Living Services.  During 1989, he served
                                                            as Vice President and General Manager of Marriott
                                                            Corporation's Travel Plazas division.  Mr. Johnson
                                                            subsequently served as Vice President and General Manager
                                                            of Marriott Family Restaurants from December 1989 through
                                                            1991.  In October 1991, he was appointed as Executive
                                                            Vice President and General Manager of Marriott Senior
                                                            Living Services, and in June 1996 he was appointed to his
                                                            current position.

Brendan M. Keegan                                  55       Brendan M. Keegan joined Marriott Corporation in 1971, in
Executive Vice President -                                  the Corporate Organization Development Department and
Human Resources                                             subsequently held several human resources positions,
                                                            including Vice President of Organization Development and
                                                            Executive Succession Planning.  In 1986, Mr. Keegan was
                                                            named Senior Vice President, Human Resources, Marriott
                                                            Service Group.  In April 1997, Mr. Keegan was appointed
                                                            Senior Vice President of Human Resources for our
                                                            worldwide human resources functions, including
                                                            compensation, benefits, labor and employee relations,
                                                            employment and human resources planning and development.
                                                            In February 1998, he was appointed to his current
                                                            position.

Robert T. Pras                                     57       Robert T. Pras joined Marriott Corporation in 1979 as
Vice President;                                             Executive Vice President of Fairfield Farm Kitchens, the
President - Marriott                                        predecessor of Marriott Distribution Services. In 1981,
Distribution Services                                       Mr. Pras became Executive Vice President of Procurement
                                                            and Distribution.  In May 1986, Mr. Pras was appointed to
                                                            the additional position of General Manager of Marriott
                                                            Corporation's Continuing Care Retirement Communities.  He
                                                            was named Executive Vice President and General Manager of
                                                            Marriott Distribution Services in 1990.  Mr. Pras was
                                                            appointed to his current position in January 1997.

Joseph Ryan                                        57       Joseph Ryan joined Old Marriott in December 1994 as
Executive Vice President and General                        Executive Vice President and General Counsel.  Prior to
Counsel                                                     that time, he was a partner in the law firm of O'Melveny
                                                            & Myers, serving as the Managing Partner from 1993 until
                                                            his departure.  He joined O'Melveny & Myers in 1967 and
                                                            was admitted as a partner in 1976.

Name and Title                               Age            Business Experience
Horst H. Schulze                              58            Horst H. Schulze has served as the President and Chief
Vice President;                                             Operating Officer of The Ritz-Carlton since 1988.  Mr.
President and Chief Operating                               Schulze joined The Ritz-Carlton in 1983 as Vice President,
Officer, The Ritz-Carlton Hotel                             Operations and was appointed Executive Vice President in
Company, LLC                                                1987.  Prior to 1983, he spent nine years with Hyatt
                                                            Hotels Corporation where he held several positions
                                                            including Hotel General Manager, Regional Vice President
                                                            and Corporate Vice President.  Before his association
                                                            with Hyatt, Mr. Schulze worked for Hilton Hotels.  Mr.
                                                            Schulze began his hotel career in Europe where he
                                                            completed hotel school and worked in world-class hotels
                                                            including the Bellevue Palace and Le Beau Rivage in
                                                            Switzerland, the Plaza Athenee in Paris, France, the
                                                            Savoy Hotel in London and the Kurhaus/Casino Bad
                                                            Neuenahr, Germany.

William J. Shaw                               53            Mr. Shaw has served as President and Chief Operating
Director, President and Chief                               Officer of the Company since March 1997 (including
Operating Officer                                           service in the same capacity with Old Marriott until
                                                            March 1998). Mr. Shaw joined Marriott Corporation in
                                                            1974, was elected Corporate Controller in 1979 and a Vice
                                                            President in 1982. In 1986, Mr. Shaw was elected Senior
                                                            Vice President--Finance and Treasurer of Marriott
                                                            Corporation. He was elected Chief Financial Officer and
                                                            Executive Vice President of Marriott Corporation in April
                                                            1988. In February 1992, he was elected President of the
                                                            Marriott Service Group.  Mr. Shaw is also Chairman of the
                                                            Board of Directors of Host Marriott Services Corporation
                                                            and Sodexho Marriott Services, Inc. He also serves on the
                                                            Board of Trustees of the University of Notre Dame and the
                                                            Suburban Hospital Foundation. Mr. Shaw has served as a
                                                            director of Old Marriott (now named Sodexho Marriott
                                                            Services, Inc.) since May 1997, and as a director of the
                                                            Company since March 1998.

Arne M. Sorenson                              40            Arne M. Sorenson joined Old Marriott in 1996 as Senior
Executive Vice President and Chief                          Vice President of Business Development.  He was
Financial Officer                                           instrumental in our acquisition of the Renaissance Hotel
                                                            Group in 1997.  Prior to joining Marriott, he was a
                                                            partner in the law firm of Latham & Watkins in
                                                            Washington, D.C., where he played a key role in 1992 and
                                                            1993 in the distribution of Old Marriott by Marriott
                                                            Corporation.  Effective October 1, 1998, Mr. Sorenson was
                                                            appointed Executive Vice President and Chief Financial
                                                            Officer.

James M. Sullivan                             55            James M. Sullivan joined Marriott Corporation in 1980,
Vice President;                                             departed in 1983 to acquire, manage, expand and
Executive Vice President -                                  subsequently sell a successful restaurant chain, and
Lodging Development                                         returned to Marriott Corporation in 1986 as Vice
                                                            President of Mergers and Acquisitions.  Mr. Sullivan
                                                            became Senior Vice President, Finance - Lodging in 1989,
                                                            Senior Vice President - Lodging Development in 1990 and
                                                            was appointed to his current position in December 1995.

Name and Title                               Age            Business Experience
William R. Tiefel                             64            William R. Tiefel joined Marriott Corporation in 1961 and
Vice Chairman;                                              was named President of Marriott Hotels, Resorts and
Chairman - The Ritz-Carlton Hotel                           Suites in 1988.  He had previously served as resident
Company, LLC                                                manager and general manager at several Marriott hotels
                                                            prior to being appointed Regional Vice President and
                                                            later Executive Vice President of Marriott Hotels,
                                                            Resorts and Suites and Marriott Ownership Resorts.  Mr.
                                                            Tiefel was elected Executive Vice President of Marriott
                                                            Corporation in November 1989.  In March 1992, he was
                                                            elected President - Marriott Lodging Group and assumed
                                                            responsibility for all of Marriott's lodging brands.  In
                                                            May 1998 he was appointed to his current position.

Stephen P. Weisz                              48            Stephen P. Weisz joined Marriott Corporation in 1972 and
Vice President;                                             was named Regional Vice President of the Mid-Atlantic
President - Marriott Vacation Club                          Region in 1991.  Mr. Weisz had previously served as
International                                               Senior Vice President of Rooms Operations before being
                                                            appointed as Vice President of the Revenue Management
                                                            Group.  Mr. Weisz became Senior Vice President of Sales
                                                            and Marketing for Marriott Hotels, Resorts and Suites in
                                                            August 1992 and Executive Vice President - Lodging Brands
                                                            in August 1994.  In December 1996, Mr. Weisz was
                                                            appointed President - Marriott Vacation Club
                                                            International.

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

     (3)  EXHIBITS

               Any shareholder who wants a copy of the following Exhibits may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, Marriott International, Inc., Marriott Drive, Department 52/862, Washington, D.C. 20058.

                                                              INCORPORATION BY REFERENCE
                                                              (WHERE A REPORT OR REGISTRATION STATEMENT IS
                                                              INDICATED BELOW, THAT DOCUMENT HAS BEEN PREVIOUSLY
EXHIBIT                                                       FILED WITH THE SEC AND THE APPLICABLE EXHIBIT IS
  NO.      DESCRIPTION                                        INCORPORATED BY REFERENCE THERETO)
------------------------------------------------------------------------------------------------------------------
 2.1       Distribution Agreement dated as of September       Appendix A in our Form 10 filed on February 13,
           30, 1997 with Sodexho Marriott Services, Inc.      1998.

 2.2       Agreement and Plan of Merger dated as of           Appendix B in our Form 10 filed on February 13,
           September 30, 1997 with Sodexho Marriott           1998.
           Services, Inc., Marriott-ICC Merger Corp.,
           Sodexho Alliance, S.A. and International
           Catering Corporation.

 2.3       Omnibus Restructuring Agreement dated as of        Appendix C in our Form 10 filed on February 13,
           September 30, 1997 with Sodexho Marriott           1998.
           Services, Inc., Marriott-ICC Merger Corp.,
           Sodexho Alliance, S.A. and International
           Catering Corporation.

 2.4       Amendment Agreement dated as of January 28, 1998   Appendix D in our Form 10 filed on February 13,
           among Sodexho Marriott Services, Inc.,             1998.
           Marriott-ICC Merger Corp., the Company, Sodexho
           Alliance, S.A. and International Catering
           Corporation.

 3.1       Amended and Restated Certificate of                Exhibit No. 2 to our Form 8-A/A filed on April 3,
           Incorporation.                                     1998.

 3.2       Certificate of Designation, Preferences and        Exhibit No. 3 to our Form 8-A/A filed on April 3,
           Rights of Series A Junior Participating            1998.
           Preferred Stock.

                                                              INCORPORATION BY REFERENCE
                                                              (WHERE A REPORT OR REGISTRATION STATEMENT IS
                                                              INDICATED BELOW, THAT DOCUMENT HAS BEEN PREVIOUSLY
EXHIBIT                                                       FILED WITH THE SEC AND THE APPLICABLE EXHIBIT IS
  NO.      DESCRIPTION                                        INCORPORATED BY REFERENCE THERETO)
------------------------------------------------------------------------------------------------------------------
 3.3       Amended and Restated Bylaws.                       Filed with this report.

 3.4       Rights Agreement dated as of March 27, 1998 with   Exhibit No.1 to our Form 8-A/A filed on April 3,
           The Bank of New York, as Rights Agent.             1998.

 4.1       Indenture dated November 16, 1998 with The Chase   Filed with this report.
           Manhattan Bank, as Trustee.

 4.2       Form of 6-5/8% Series A Note due 2003.             Filed with this report.

 4.3       Form of 6-7/8% Series B Note due 2005.             Filed with this report.

 4.4       Indenture with The First National Bank of          Exhibit 2.02 to Renaissance Hotel Group N.V.'s
           Chicago, as Trustee, as supplemented.              Annual Report on Form 20-F for the fiscal year
                                                              ended June 30, 1996; Exhibit No. 4 to Form 10-Q of
                                                              Old Marriott for the fiscal quarter ended June 20,
                                                              1997 (First and Second Supplemental Indentures);
                                                              and Exhibit No. 4.1 to our Form 10-Q for the fiscal
                                                              quarter ended March 27, 1998 (Third Supplemental
                                                              Indenture).

 4.5       Indenture with The Bank of New York, as Trustee,   Exhibit No. 4.1 to Form 8-K of Old Marriott dated
           relating to Liquid Yield Option Notes, as          March 25, 1996; Exhibit No. 4.2 to Form 8-K of Old
           supplemented.                                      Marriott dated March 25, 1996 (First Supplemental
                                                              Indenture); and Exhibit No. 4.2 to our Form 10-Q
                                                              for the fiscal quarter ended March 27, 1998 (Second
                                                              Supplemental Indenture).

 10.1      Employee Benefits and Other Employment Matters     Exhibit No. 10.1 to our Form 10 filed on February
           Allocation Agreement dated as of September 30,     13, 1998.
           1997 with Sodexho Marriott Services, Inc.

 10.2      1998 Comprehensive Stock and Cash Incentive Plan.  Appendix L in our Form 10 filed on February 13,
                                                              1998.

 10.3      Noncompetition Agreement between Sodexho           Exhibit No. 10.1 to our Form 10-Q for the fiscal
           Marriott Services, Inc. and the Company.           quarter ended March 27, 1998.

 10.4      Tax Sharing Agreement with Sodexho Marriott        Exhibit No. 10.2 to our Form 10-Q for the fiscal
           Services, Inc. and Sodexho Alliance, S.A.          quarter ended March 27, 1998.

 10.5      Distribution Agreement with Host Marriott          Exhibit No. 10.3 to Form 8-K of Old Marriott dated
           Corporation, as amended.                           October 25, 1993; Exhibit No. 10.2 to Form 10-K of
                                                              Old Marriott for the fiscal year ended December 29,
                                                              1995 (First Amendment); Exhibit Nos. 10.4 and 10.5
                                                              to our Form 10-Q for the fiscal quarter ended March
                                                              27, 1998 (Second and Third Amendments).

                                                              INCORPORATION BY REFERENCE
                                                              (WHERE A REPORT OR REGISTRATION STATEMENT IS
                                                              INDICATED BELOW, THAT DOCUMENT HAS BEEN PREVIOUSLY
EXHIBIT                                                       FILED WITH THE SEC AND THE APPLICABLE EXHIBIT IS
  NO.      DESCRIPTION                                        INCORPORATED BY REFERENCE THERETO)
------------------------------------------------------------------------------------------------------------------
 10.6      Restated Noncompetition Agreement with Host        Exhibit No. 10.6 to our Form 10-Q for the fiscal
           Marriott Corporation.                              quarter ended March 27, 1998.

 10.7      LYONs Allocation Agreement with Sodexho Marriott   Exhibit No. 10.9 to our Form 10 filed on February
           Services, Inc.                                     13, 1998.

 10.8      $1.5 billion Credit Agreement dated February 19,   Exhibit 10.10 to our Form 10-K for the fiscal year
           1998 with Citibank, N.A., as Administrative        ended January 2, 1998.
           Agent, and certain banks.

 10.9      $500 million Credit Agreement dated February 2,    Filed with this report.
           1999 with Citibank, N.A. as Administrative
           Agent, and certain banks.

 10.10     Stock Purchase Agreement dated as of June 21,      Exhibit No. 10.2 to Form 10-Q of Old Marriott for
           1997 between the Company, as assignee, and Host    the fiscal quarter ended September 12, 1997.
           Marriott Corporation.

 12        Statement of Computation of Ratio of Earnings to   Filed with this report.
           Fixed Charges.

 21        Subsidiaries of Marriott International, Inc.       Filed with this report.

 23        Consent of Arthur Andersen LLP.                    Filed with this report.

 27        Financial Data Schedule for the Company.           Filed with this report.

 99        Forward-Looking Statements.                        Filed with this report.

_____________________________

(b)  REPORTS ON FORM 8-K

None.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 1999.


MARRIOTT INTERNATIONAL, INC.

By /s/ J.W. Marriott, Jr.
   _________________________________
       J.W. Marriott, Jr.
       Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in their capacities and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/ J.W. Marriott, Jr.
___________________________________
        J.W. Marriott, Jr.                             Chairman of the Board, Chief
                                                       Executive Officer and Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Arne M. Sorenson
______________________________________________
        Arne M. Sorenson                               Executive Vice President,
                                                       Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Stephen E. Riffee
______________________________________________
        Stephen E. Riffee                              Vice President, Finance and
                                                       Chief Accounting Officer


DIRECTORS:

/s/ Henry Cheng Kar-Shun                                /s/ W. Mitt Romney
______________________________________________         ___________________________________
        Henry Cheng Kar-Shun, Director                       W. Mitt Romney, Director

/s/ Gilbert M. Grosvenor                               /s/ Roger W. Sant
______________________________________________         ___________________________________
        Gilbert M. Grosvenor, Director                       Roger W. Sant, Director

/s/ Richard E. Marriott                                /s/ William J. Shaw
______________________________________________         ___________________________________
        Richard E. Marriott, Director                        William J. Shaw, Director

/s/ Floretta Dukes McKenzie                            /s/ Lawrence M. Small
______________________________________________         ___________________________________
        Floretta Dukes McKenzie, Director                    Lawrence M. Small, Director

/s/ Harry J. Pearce
______________________________________________
        Harry J. Pearce, Director