Form 10-Q
period 1999-03-26
MARRIOTT INTERNATIONAL INC /MD/
filed 1999-05-06
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 26, 1999            Commission File No. 1-13881



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


                           Yes [X]       No [_]



                                                      Shares outstanding
             Class                                    at April 23, 1999
--------------------------------               ------------------------------
Class A Common Stock,
$0.01 par value                                           249,508,379


                          MARRIOTT INTERNATIONAL, INC.
                                     INDEX

                                                                      Page No.
                                                                     ---------

          Forward-Looking Statements                                      3

Part I.   Financial Information (Unaudited):

          Condensed Consolidated Statement of Income -
          Twelve Weeks Ended March 26, 1999 and
          March 27, 1998                                                  4

          Condensed Consolidated Balance Sheet -
          as of March 26, 1999 and January 1, 1999                        5

          Condensed Consolidated Statement of Cash Flows -
          Twelve Weeks Ended March 26, 1999 and March 27, 1998            6

          Notes to Condensed Consolidated Financial Statements            7

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      12

          Quantitative and Qualitative Disclosures About Market Risk     19



Part II.  Other Information and Signatures:

          Legal Proceedings                                              20

          Changes in Securities                                          20

          Defaults Upon Senior Securities                                20

          Submission of Matters to a Vote of Security Holders            20

          Other Information                                              20

          Exhibits and Reports on Form 8-K                               21

          Signatures                                                     22

Forward-Looking Statements

When used throughout this report, the words "believes," "anticipates," "expects," "intends," "hopes," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms, timeshare units, senior living accommodations and corporate apartments; our continued ability to obtain new operating contracts and franchise agreements; our ability to develop and maintain positive relations with current and potential hotel and senior living community owners; the effect of international, national and regional economic conditions; the availability of capital to allow us and potential hotel and senior living community owners to fund investments; our ability, and that of other parties upon which our businesses also rely, to modify or replace on a timely basis, their computer software and other systems in order to function properly prior to, in and beyond, the year 2000; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 filed herewith. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
--------  --------------------

                          MARRIOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ($ in millions, except per share amounts)
                                  (Unaudited)

                                                                                                 Twelve weeks ended
                                                                                   --------------------------------------------
                                                                                       March 26, 1999           March 27, 1998
                                                                                   -------------------      -------------------

SALES...........................................................................     $           1,895          $         1,715

OPERATING COSTS AND EXPENSES....................................................                 1,702                    1,552
                                                                                     -----------------          ---------------

OPERATING PROFIT BEFORE CORPORATE EXPENSES
  AND INTEREST..................................................................                   193                      163
Corporate expenses..............................................................                   (29)                     (25)
Interest expense................................................................                   (11)                      (3)
Interest income.................................................................                     7                       10
                                                                                     -----------------          ---------------
INCOME BEFORE INCOME TAXES......................................................                   160                      145
Provision for income taxes......................................................                    60                       56
                                                                                     -----------------          ---------------
NET INCOME......................................................................     $             100          $            89
                                                                                     =================          ===============

DIVIDENDS DECLARED PER SHARE....................................................     $             .05          $             -
                                                                                     =================          ===============

                                                                                                                 (pro forma)
                                                                                                                ---------------
EARNINGS PER SHARE
  Basic Earnings Per Share......................................................     $             .41          $           .35
                                                                                     =================          ===============
  Diluted Earnings Per Share....................................................     $             .38          $           .33
                                                                                     =================          ===============



           See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)

                                                                                      March 26,               January 1,
                                                                                        1999                     1999
                                                                               --------------------     --------------------
                                  ASSETS                                             (Unaudited)
Current assets
 Cash and equivalents......................................................         $           335          $           390
 Accounts and notes receivable.............................................                     632                      605
 Other.....................................................................                     339                      338
                                                                                    ---------------          ---------------
                                                                                              1,306                    1,333
                                                                                    ---------------          ---------------

Property and equipment.....................................................                   2,337                    2,275
Intangibles................................................................                   1,818                    1,712
Investments in affiliates..................................................                     278                      228
Notes and other receivables................................................                     449                      434
Other......................................................................                     264                      251
                                                                                    ---------------          ---------------
                                                                                    $         6,452          $         6,233
                                                                                    ===============          ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable..........................................................         $           469          $           497
 Other.....................................................................                     875                      915
                                                                                    ---------------          ---------------
                                                                                              1,344                    1,412
                                                                                    ---------------          ---------------

Long-term debt.............................................................                     940                      944
Other long-term liabilities................................................                   1,058                      984
Convertible subordinated debt..............................................                     326                      323
Shareholders' equity
 Class A common stock, 255.6 million shares issued.........................                       3                        3
 Additional paid-in capital................................................                   2,726                    2,713
 Retained earnings.........................................................                     242                      218
 Treasury stock, at cost...................................................                    (161)                    (348)
 Accumulated other comprehensive income....................................                     (26)                     (16)
                                                                                    ---------------          ---------------
                                                                                              2,784                    2,570
                                                                                    ---------------          ---------------
                                                                                    $         6,452          $         6,233
                                                                                    ===============          ===============


           See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in millions)
                                  (Unaudited)



                                                                                              Twelve weeks ended
                                                                               ---------------------------------------------
                                                                                   March 26, 1999           March 27, 1998
                                                                               --------------------     --------------------

OPERATING ACTIVITIES
   Net income..............................................................         $           100           $           89
   Adjustments to reconcile to cash provided by operations:
       Depreciation and amortization.......................................                      33                       30
       Income taxes and other..............................................                      50                       26
       Timeshare activity, net.............................................                     (12)                       9
       Working capital changes.............................................                     (36)                     (82)
                                                                                    ---------------           --------------
   Cash provided by operations.............................................                     135                       72
                                                                                    ---------------           --------------

INVESTING ACTIVITIES
   Acquisitions............................................................                     (51)                     (48)
   Dispositions............................................................                     186                       38
   Capital expenditures....................................................                    (205)                    (115)
   Note advances...........................................................                     (58)                      (4)
   Note collections and sales..............................................                       5                        8
   Other...................................................................                     (38)                     (44)
                                                                                    ---------------           --------------
   Cash used in investing activities.......................................                    (161)                    (165)
                                                                                    ---------------           --------------

FINANCING ACTIVITIES
   Issuance of long-term debt..............................................                       2                      452
   Repayment of long-term debt.............................................                     (40)                    (122)
   Issuance of Class A common stock........................................                      26                        -
   Dividends paid..........................................................                     (12)                       -
   Purchase of treasury stock..............................................                      (5)                       -
   Advances to Old Marriott................................................                       -                     (104)
                                                                                    ---------------           --------------
   Cash (used in) provided by financing activities.........................                     (29)                     226
                                                                                    ---------------           --------------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS................................                     (55)                     133
CASH AND EQUIVALENTS, beginning of period..................................                     390                      208
                                                                                    ---------------           --------------
CASH AND EQUIVALENTS, end of period........................................         $           335           $          341
                                                                                    ===============           ==============



           See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation
   ---------------------

  The accompanying condensed consolidated financial statements present the results of operations, financial condition and cash flows of Marriott International, Inc. (together with its subsidiaries, we, us or the Company), formerly New Marriott MI, Inc., as if it were a separate entity for all periods presented. Until March 27, 1998, we were a wholly-owned subsidiary of the former Marriott International, Inc. (Old Marriott).

  The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the Annual Report) for the fiscal year ended January 1, 1999. Capitalized terms not otherwise defined in this quarterly report have the meanings specified in the Annual Report.

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

  In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position as of March 26, 1999 and January 1, 1999, and the results of operations and cash flows for the twelve weeks ended March 26, 1999 and March 27, 1998. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities included in these financial statements.

  On November 20, 1997, the Emerging Issues Task Force (EITF) of the
  Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the sales and expenses of a managed entity in its financial statements. As a result of EITF 97-2, and related discussions with the staff of the Securities and Exchange Commission, in our 1998 fourth quarter we changed our accounting policy to no longer include in our financial statements the working capital and sales of managed hotels and managed senior living communities. Our financial statements for prior periods have been restated. This change in accounting policy resulted in reductions in each of sales and operating expenses of $477 million for the twelve weeks ended March 27, 1998, with no impact on operating profit, net income, earnings per share, debt or equity.

2. Spinoff
   -------

  On March 27, 1998, Old Marriott distributed all of our issued and outstanding common stock, on a pro rata basis, as a special dividend (the Spinoff) to holders of Old Marriott's common stock, and the Company was renamed "Marriott International, Inc." We have carried over Old Marriott's historical cost basis in our assets and liabilities. Old Marriott received a private letter ruling from the Internal Revenue Service that the Spinoff would be tax-free to it and its shareholders. For each share of common stock in Old Marriott, shareholders received one share of our Common Stock and one share of our Class A Common Stock. On May 21, 1998, all outstanding shares of our Common Stock were converted, on a one-for-one basis, into shares of our Class A Common Stock. For further discussion of the Spinoff, please refer to our Annual Report.

3. Earnings Per Share
   ------------------

  For periods prior to March 27, 1998, the number of weighted average shares outstanding and the effect of dilutive securities used in the earnings per share calculations are based upon the weighted average number of Old Marriott shares outstanding, and the Old Marriott effect of dilutive securities for the applicable period, adjusted (1) for the distribution ratio in the Spinoff of one share of our Common Stock and one share of our Class A Common Stock for every share of Old Marriott common stock, and (2) to reflect the conversion of our Common Stock into Company Class A Common Stock on May 21, 1998.

  The following table reconciles the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                                                       Twelve weeks ended
                                                                          ------------------------------------------
                                                                              March 26,                March 27,
                                                                                 1999                    1998
                                                                          -------------------    -------------------
                                                                                                      (pro forma)
Computation of Basic Earnings Per Share

 Net income...........................................................      $             100      $              89
                                                                            =================      =================
 Weighted average shares outstanding..................................                  245.6                  253.5
                                                                            =================      =================
 Basic Earnings Per Share.............................................      $             .41      $             .35
                                                                            =================      =================

Computation of Diluted Earnings Per Share

 Net income...........................................................      $             100      $              89
 After-tax interest expense on convertible
  subordinated debt...................................................                      2                      2
                                                                            -----------------      -----------------
 Net income for diluted earnings per share............................      $             102      $              91
                                                                            =================      =================

 Weighted average shares outstanding..................................                  245.6                  253.5

 Effect of Dilutive Securities
  Employee stock option plan..........................................                    9.0                    9.1
  Deferred stock incentive plan.......................................                    5.2                    5.4
 Convertible subordinated debt........................................                    9.5                    9.5
                                                                            -----------------      -----------------
 Shares for diluted earnings per share................................                  269.3                  277.5
                                                                            =================      =================
 Diluted Earnings Per Share...........................................      $             .38      $             .33
                                                                            =================      =================

     We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We use the if-converted method for convertible subordinated debt.

4. Acquisitions
   ------------

  The Ritz-Carlton Hotel Company LLC. On March 19, 1998, we increased our ownership interest in The Ritz-Carlton Hotel Company LLC to approximately 98 percent for consideration of approximately $90 million. We expect to acquire the remaining two percent within the next several years. We accounted for the acquisition using the purchase method of accounting. Prior to March 19, 1998, we accounted for our investment in The Ritz-Carlton Hotel Company LLC using the equity method of accounting and we received distributions based on an annual, cumulative preferred return on invested capital.

  ExecuStay Corporation. On February 17, 1999, we completed a cash tender offer for approximately 44 percent of the outstanding common stock of ExecuStay Corporation (ExecuStay), a leading provider of leased corporate apartments in the United States. On February 24, 1999, substantially all of the remaining common stock of ExecuStay was converted into nonvoting preferred stock of ExecuStay which we acquired, on March 26, 1999, for approximately 2.1 million shares of our Class A Common Stock. Our aggregate purchase price totaled $116 million. We consolidated the results of ExecuStay from February 24, 1999, and have accounted for the acquisition using the purchase method of accounting. We amortize the resulting goodwill on a straight-line basis over 30 years.

5. Contingencies
   -------------

  We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees are limited, in the aggregate, to $161 million at March 26, 1999. New World Development and another entity affiliated with Dr. Cheng, a member of our Board of Directors, have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $59 million.

  Letters of credit outstanding on our behalf at March 26, 1999, totaled $73 million, the majority of which related to our self-insurance program. At March 26, 1999, we had a repurchase obligation of $76 million related to notes receivable from timeshare interval purchasers that have been sold with limited recourse.

6. Comprehensive Income
   --------------------

  Total comprehensive income was $90 million and $85 million, respectively, for the twelve weeks ended March 26, 1999 and March 27, 1998. The principal difference between net income and total comprehensive income relates to foreign currency translation adjustments.

7. New Accounting Standards
   ------------------------

  In 1999 we adopted Statement of Position (SOP) 98-5, "Reporting on the
  Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants, by expensing pre-opening costs for Company owned lodging and senior living communities as incurred. The adoption of SOP 98-5 resulted in a pre-tax expense of $5 million in the 1999 first quarter.

  We will adopt FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which we do not expect to have a material effect on our consolidated financial statements, in the fourth quarter of 2000.

8. Business Segments
   -----------------

  We are a diversified hospitality company operating in three business segments:
  Lodging, which includes the development, ownership, operation and franchising of lodging properties including vacation timesharing resorts; Senior Living Services, which consists of the development, ownership and operation of senior living communities; and Distribution Services, which operates a wholesale food distribution business. We evaluate the performance of our segments based primarily on operating profit before corporate expenses and interest. We do not allocate income taxes at the segment level.

  The following table shows our sales and operating profit by business segment for the twelve weeks ended March 26, 1999 and March 27, 1998.


                                                                                          Twelve weeks ended
                                                                            ---------------------------------------------
                                                                                March 26, 1999           March 27, 1998
                                                                            --------------------      -------------------
                                                                                             (in millions)

Sales
  Lodging..............................................................       $            1,523        $           1,319
  Senior Living Services...............................................                      120                      105
  Distribution Services................................................                      252                      291
                                                                              ------------------        -----------------
                                                                              $            1,895        $           1,715
                                                                              ==================        =================


Operating profit before corporate expenses and interest
  Lodging..............................................................       $              187        $             158
  Senior Living Services...............................................                        2                        2
  Distribution Services................................................                        4                        3
                                                                              ------------------        -----------------
                                                                              $              193        $             163
                                                                              ==================        =================

   Sales of Distribution Services do not include sales made at market terms and conditions to our other business segments of $37 million and $32 million for the 12 weeks ended March 26, 1999 and March 27, 1998, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS/1/

Twelve Weeks Ended March 26, 1999 Compared to Twelve Weeks Ended March 27, 1998
-------------------------------------------------------------------------------

We reported net income of $100 million for the 1999 first quarter, on sales of $1,895 million. This represents a 12 percent increase in net income and a 10 percent increase in sales over the first quarter of 1998. Diluted earnings per share of $.38 for the quarter increased 15 percent over the 1998 amount.

As discussed in our financial statements, in the fourth quarter of 1998 we changed our accounting policy to no longer include the working capital and sales of managed hotels and managed senior living communities in our financial statements. Instead, our sales include fees earned plus costs recovered from owners of managed hotels and managed senior living communities. We have restated prior periods and all references in the discussion below refer to financial statement data prepared under our new accounting policy. This new accounting policy reflects reductions in sales of $664 million and $477 million for the 1999 and 1998 first quarters, respectively, compared to sales as previously calculated for those periods.

Lodging reported an 18 percent increase in operating profit on 15 percent higher sales. The results reflect average REVPAR growth of four percent across our lodging brands, including strong results from Marriott Vacation Club International and contributions from new units. Sales for full-service and luxury brands comprised 73 percent of total lodging sales in the 1999 quarter.

We added a net total of 51 properties (6,932 units) during the first quarter of 1999, increasing our total properties to 1,737 (335,225 units). Properties by brand (excluding the 4,600 rental units we added as a result of the ExecuStay acquisition) are as indicated in the following table.

                                                                       Properties at March 26, 1999
                                                           --------------------------------------------------------
                                                                Company-operated               Franchised
                                                           -------------------------   ----------------------------
                                                           Properties       Units        Properties        Units
                                                           ----------   ------------   -------------   ------------
Marriott Hotels, Resorts and Suites......................         209         93,452             148         44,178
Ritz-Carlton.............................................          36         11,847               -              -
Renaissance..............................................          74         29,642              14          5,414
Ramada International.....................................           7          1,325              35          6,037
Residence Inn............................................         128         17,190             177         19,210
Courtyard................................................         247         37,762             180         21,893
TownePlace Suites........................................          13          1,310              15          1,511
Fairfield Inn and SpringHill Suites......................          55          7,574             354         31,320
Marriott Vacation Club International.....................          38          4,031               -              -
Marriott Executive Residences and other..................           7          1,529               -              -
                                                           ----------   ------------   -------------   ------------
Total....................................................         814        205,662             923        129,563
                                                           ==========   ============   =============   ============

____________
(1) Average daily rate, occupancy and REVPAR statistics are based on comparable U.S. properties operated by us, except that data for Fairfield Inn also include comparable franchised units.

Marriott Hotels, Resorts and Suites posted a three percent increase in average room rates, to $143, and a one percentage point increase in occupancy to 78 percent, which generated a REVPAR increase of four percent. Profits increased as improved REVPAR generated higher base management, franchise and incentive fees at many hotels.

Renaissance hotels posted a REVPAR increase of two percent due to a two percentage point increase in occupancy to 71 percent, partially offset by a one percent decrease in average room rates to $133. REVPAR was negatively impacted by results of a few poorly performing properties.

Ritz-Carlton reported an increase in average room rates of six percent, to $236, with occupancy up three percentage points to 77 percent, resulting in an 11 percent increase in REVPAR.

Residence Inn, our quality tier extended-stay brand, posted REVPAR consistent with the 1998 first quarter, arising from a decrease in average room rates of one percent to $98, offset by a one percentage point increase in occupancy to 82 percent. Operating results include contributions from new units and gains related to the disposition of four properties during the 1999 quarter. We retained long-term management agreements on these properties. Residence Inn opened 11 properties during the quarter.

Courtyard, our moderate-price lodging brand, achieved a 15 percent increase in sales. Courtyard's average room rates increased two percent to $91, and occupancy increased by one percentage point to 79 percent, resulting in a REVPAR increase of three percent. Courtyard opened 11 properties during the quarter.

Fairfield Inn, our economy lodging brand, posted an increase in average room rates of one percent to $56, which was partially offset by a slight decrease in occupancy to 69 percent, resulting in an increase in REVPAR of one percent. Fairfield Inn opened 10 properties during the quarter.

Marriott Vacation Club International posted substantial profit growth in the 1999 first quarter. We generated a 32 percent increase in contract sales, reflecting strong sales activity at timeshare resorts in Florida, California, South Carolina, Spain and Aruba.

Marriott Senior Living Services reported higher sales in the 1999 first quarter. Operating profit before corporate expenses and interest increased slightly as gains from property sales and improved performance at established communities were largely offset by pre-opening costs of $5 million and start-up costs of new communities. Occupancy for comparable communities increased by three percentage points to 91 percent for the quarter. At March 26, 1999, the division operated 121 independent full-service and assisted living communities totaling approximately 21,800 units.

Marriott Distribution Services (MDS) achieved higher profits in the quarter, despite lower sales. The division benefited from consolidation of its food distribution facilities, and the realization of operating efficiencies following a period of rapid expansion in 1996-97. See "Liquidity and Capital Resources" below for a discussion of the possible future impact to MDS of the bankruptcy filing by a major MDS customer.

Corporate activity. Interest expense increased by $8 million in the 1999 first quarter, primarily due to investing activities and share repurchases since the Spinoff. Corporate expenses increased primarily due to Year 2000 modification costs of $5 million compared to $3 million in the 1998 quarter. The effective income tax rate decreased from 38.5 percent to 37.5 percent primarily due to the increased proportion of operations in countries with relatively low effective tax rates.


LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled $335 million at March 26, 1999, a decrease of $55 million from year end. Cash provided by operations of $135 million increased 88 percent over 1998. Net income is stated after recording depreciation expense of $19 million and $15 million in 1999 and 1998, respectively, and after amortization expense of $14 million and $15 million in 1999 and 1998, respectively. EBITDA increased by $26 million, or 15 percent, to $204 million. EBITDA is an indicator of operating performance which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles.

Net cash used in investing activities totaled $161 million for the quarter, and included our acquisition of ExecuStay, expenditures for developing limited-service lodging properties and senior living communities together with note advances. Cash generated from dispositions of $186 million resulted primarily from the sales of limited-service lodging properties and senior living communities under master transactions initiated in 1998. We continue to operate these properties under long-term agreements.

We continue to grow our businesses, in part, by investing in new units. We expect our principal investments to continue to include loans, minority equity interests, business acquisitions and direct development and ownership of certain lodging and senior living services projects. We expect to sell certain lodging and senior living service properties currently under development, or to be developed, while continuing to operate them under long-term agreements.

We believe that cash generated by operations, together with our borrowing capacity and proceeds from the sale of assets, will be sufficient to finance our planned growth and capital requirements. Nonetheless, our ability to sell properties that we develop, and the ability of hotel or senior living community developers to build or acquire new Marriott properties, both of which are important components of our growth plans, are to some extent dependent on the availability and price of capital. We are monitoring the status of the capital markets, and other conditions which could affect our ability to execute our announced growth plans.

We purchased 0.2 million shares of Class A Common Stock in the twelve weeks ended March 26, 1999, at a cost of $5 million. As of March 26, 1999, we had been authorized by our Board of Directors to purchase an additional 6.1 million shares.

In 1996, MDS became the exclusive provider of distribution services to Boston Chicken Inc. (BCI). On October 5, 1998, BCI and its Boston Market-controlled subsidiaries filed voluntary bankruptcy petitions in the U.S. Bankruptcy Court (the Court) for protection under Chapter 11 of the Federal Bankruptcy Code. The bankruptcy resulted in the closing of approximately 21 percent of the restaurants in the Boston Market chain. MDS continues to distribute to BCI and has been receiving payment of post-petition balances in accordance with the terms of its contracts with BCI. In addition, the Court has approved, and MDS has received, payment for substantially all of its pre-petition accounts receivable balances. However, the final effect on our future results of operations and financial position depends on the final resolution of BCI's bankruptcy. Under certain circumstances, if the contract were to terminate, or if BCI were to cease or further curtail its operations: (1) MDS may be unable to recover some or all of an aggregate of approximately $32 million in contract investment, receivables and inventory; and (2) MDS could have more warehouse capacity and rolling stock than it needs.

In November 1998 we issued, through a private placement, $400 million of unsecured senior notes. On April 23, 1999, we commenced a registered exchange offer to exchange the privately placed senior notes for publicly registered new notes on substantially identical terms. Unless we choose to extend it, the exchange offer will close on May 24, 1999.

In April 1999 we filed a "universal shelf" registration statement with the Securities and Exchange Commission. That registration statement, which became effective on May 4, 1999, allows us to offer to the public up to $500 million of debt securities, Class A Common Stock and/or preferred stock. Although we have no current plans to issue Class A Common or preferred stock under the registration statement, this "universal shelf" format maximizes our ability to respond to unanticipated financing needs.


Year 2000 Readiness Disclosure
------------------------------

The "Year 2000 problem" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

State of Readiness.  We have adopted the following eight-step process toward
------------------
Year 2000 readiness:

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

We measure completion of each phase based on documentation and quantified results weighted for System Criticality. The following table reflects the status of our Year 2000 readiness process at March 26, 1999.


Step                                    IT Applications                   BIS                   Building Systems
---------------------------------------------------------------------------------------------------------------------
Awareness                          Complete                    Complete                    Complete
---------------------------------------------------------------------------------------------------------------------
Inventory                          Complete                    Complete                    Complete
---------------------------------------------------------------------------------------------------------------------
Assessment                         Complete                    Substantially complete      Substantially complete
---------------------------------------------------------------------------------------------------------------------
Planning                           Complete                    Substantially complete      Substantially complete
---------------------------------------------------------------------------------------------------------------------
Remediation/ Replacement           Over 95 percent complete    Substantially complete      Substantially complete;
                                                                                           critical systems targeted
                                                                                           for completion by
                                                                                           September 1999
---------------------------------------------------------------------------------------------------------------------
Testing and Compliance Validation  Testing over 95 percent     Testing is in progress.*    Initial testing is
                                   complete; Compliance        Compliance Validation is    approximately 80 percent
                                   Validation completed for    in progress                 complete *, for which
                                   approximately 75 percent                                less than 10 percent
                                   of key systems, with most                               require further
                                   remaining work in its                                   remediation/ replacement
                                   final stage                                             and re-testing.
                                                                                           Substantial completion
                                                                                           for critical systems
                                                                                           targeted for September
                                                                                           1999;
                                                                                           Compliance Validation is
                                                                                           in progress
---------------------------------------------------------------------------------------------------------------------
Implementation                     Approximately 80 percent    Approximately 40 percent    In progress
                                   of implementation           complete;  on track for
                                   projects  complete, with    completion by the end of
                                   rollout to business         the second quarter 1999
                                   locations underway
---------------------------------------------------------------------------------------------------------------------
Quality Assurance                  In progress for             In progress                 In progress
                                   approximately 80 percent
                                   of IT applications
---------------------------------------------------------------------------------------------------------------------

* Testing for third party BIS and Building Systems may consist of our receipt and evaluation of vendor compliance documentation and, where appropriate, further verification by us of compliance.


Year 2000 compliance communications with our significant third party suppliers, vendors and business partners, including our franchisees are ongoing. Our efforts are focused on the connections most critical to customer service, core business processes and revenues, including those third parties that support our most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products and services, and financial institutions providing the most critical payment processing functions. We have received responses from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or by us to achieve timely Year 2000 compliance for their products.

We have established a common approach for testing and addressing Year 2000 compliance issues for our managed and franchised properties. This includes guidance for properties we operate, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. We are also utilizing a Year 2000 best-practices sharing system.

Costs. Many of the costs of Year 2000 compliance will be reimbursed to us or otherwise paid directly by owners and clients pursuant to existing contracts.
We estimate that we will bear approximately $40-$50 million of the pre-tax costs to address the Year 2000 problem. Some of these costs relate to internal resources which will be redeployed in 2000, and, as such, represent costs which we will continue to bear in future years. The Year 2000 costs, approximately $17 million (on a pre-tax basis) of which have been incurred through March 26, 1999, have been and will be expensed as incurred.

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

Year 2000 Contingency Plans. Our centralized services and the properties we operate already have contingency plans in place covering a variety of possible events, including natural disasters, interruption of utility service, general computer failure, and the like. We are reviewing these contingency plans for modifications to address specific Year 2000 issues, and expect modification of master contingency plans to be substantially complete by the end of the second quarter of 1999, with conforming changes to be added to individual unit contingency plans during the third quarter.

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

 . whether broad-based or systemic economic failures may occur, which could include:

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

As part of our contingency planning, we are analyzing the most reasonably likely worst-case scenario that could result from Year 2000-related failures. Our best estimate of this scenario, based on current information, follows. Failure by others to achieve Year 2000 compliance could cause short-term disruptions in travel patterns, caused by actual or perceived problems with travel systems, and temporary disruptions in the supply of utility, telecommunications and financial services, which may be local or regional in scope. These events could lead travelers to accelerate travel to late 1999, postpone travel to later in 2000 or cancel travel plans, which could in turn affect lodging patterns and occupancy. Such failures could be more pronounced in some areas outside the U.S. where we understand that Year 2000 compliance efforts may not be as advanced. In addition, failure by us or others to achieve Year 2000 compliance could cause short-term operational inconveniences and inefficiencies for us. This may temporarily divert management's time and attention from ordinary business activities. We will, to the extent reasonably achievable, seek to prevent and/or mitigate these effects through our compliance and contingency planning efforts.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There have been no material changes to our exposures to market risk since January 1, 1999.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

There are no material legal proceedings pending against us.

Item 2.  Changes in Securities
------------------------------

On March 26, 1999, we merged ExecuStay into one of our subsidiaries. During this merger, we issued 0.4484 shares of our Class A Common Stock in exchange for each outstanding share of ExecuStay's Class A Preferred Stock and 0.4829 shares of our Class A Common Stock in exchange for each outstanding share of ExecuStay's Class B Preferred Stock. We issued a total of 2,081,951 shares of our Class A Common Stock.

These shares of our Class A Common Stock were issued in a transaction that qualified as a private placement under Section 4(2) under the Securities Act of 1933, as amended (the Securities Act). This transaction qualified as a private placement because, among other reasons:

 . we offered the Class A Common Stock to a total of 22 people;
 . we did not engage in any general solicitation or general advertising in connection with this offering;
 . we reasonably believed that all of the offerees were accredited investors within the meaning of Regulation D under the Securities Act; and . all of the shares of our Class A Common Stock issued in this transaction bear a legend restricting the resale of such stock.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits

     Exhibit No.    Description
     -----------    -----------

     12 Statement of Computation of Ratio of Earnings to Fixed Charges.

     27             Financial Data Schedule for the Company.

     99             Forward-Looking Statements.


(b)  Reports on Form 8-K

     None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MARRIOTT INTERNATIONAL, INC.

                                     May 6, 1999

                                     /s/ Arne M. Sorenson
                                     ----------------------------
                                     Arne M. Sorenson
                                     Executive Vice President and
                                     Chief Financial Officer

                                     /s/ Stephen E. Riffee
                                     ----------------------------
                                     Stephen E. Riffee
                                     Vice President, Finance and
                                     Chief Accounting Officer