Form 10-Q
period 1999-06-18
MARRIOTT INTERNATIONAL INC /MD/
filed 1999-07-29
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 18, 1999                  Commission File No. 1-13881



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


                           Yes [X]   No [_]


                                                       Shares outstanding
             Class                                      at July 16, 1999
--------------------------------                 ------------------------------
      Class A Common Stock,
         $0.01 par value                                   248,783,298

                         MARRIOTT INTERNATIONAL, INC.
                                     INDEX

                                                                                                           Page No.
                                                                                                        -------------
             Forward-Looking Statements.............................................................           3

Part I.      Financial Information (Unaudited):

                 Condensed Consolidated Statements of Income -
                   Twelve and Twenty-Four Weeks Ended June 18, 1999 and
                   June 19, 1998....................................................................           4

                 Condensed Consolidated Balance Sheet -
                   as of June 18, 1999 and January 1, 1999..........................................           5

                 Condensed Consolidated Statement of Cash Flows -
                   Twenty-Four Weeks Ended June 18, 1999 and June 19, 1998..........................           6

                 Notes to Condensed Consolidated Financial Statements...............................           7

                 Management's Discussion and Analysis of Financial Condition
                   and Results of Operations........................................................          13

                 Quantitative and Qualitative Disclosures About Market Risk.........................          21



Part II.     Other Information and Signatures:

                 Legal Proceedings..................................................................          22

                 Changes in Securities..............................................................          22

                 Defaults Upon Senior Securities....................................................          22

                 Submission of Matters to a Vote of Security Holders................................          22

                 Other Information..................................................................          22

                 Exhibits and Reports on Form 8-K...................................................          23

                 Signatures.........................................................................          24

Forward-Looking Statements

When used throughout this report, the words "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms, timeshare units, senior living accommodations and corporate apartments; our ability to obtain new operating contracts and franchise agreements; our ability to develop and maintain positive relations with current and potential hotel and senior living community owners; the effect of international, national and regional economic conditions; the availability of capital to allow us and potential hotel and senior living community owners to fund investments; our ability, and that of other parties upon which our businesses also rely, to modify or replace on a timely basis, their computer software and other systems in order to function properly prior to, in and beyond, the year 2000; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 filed herewith. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                         MARRIOTT INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in millions, except per share amounts)
                                  (Unaudited)


                                                               Twelve weeks ended                   Twenty-four weeks ended
                                                   ---------------------------------------   -------------------------------------
                                                     June 18, 1999         June 19, 1998       June 18, 1999        June 19, 1998
                                                   -----------------     -----------------   -----------------    ----------------
SALES...........................................   $           2,042     $           1,927   $           3,937    $          3,642

OPERATING COSTS AND EXPENSES....................               1,826                 1,741               3,528               3,293
                                                   -----------------     -----------------   -----------------    ----------------

OPERATING PROFIT BEFORE CORPORATE EXPENSES
 AND INTEREST...................................                 216                   186                 409                 349

Corporate expenses..............................                 (28)                  (24)                (57)                (49)
Interest expense................................                 (11)                   (6)                (22)                 (9)
Interest income.................................                   6                     8                  13                  18
                                                   -----------------     -----------------   -----------------    ----------------
INCOME BEFORE INCOME TAXES......................                 183                   164                 343                 309
Provision for income taxes......................                  69                    63                 129                 119
                                                   -----------------     -----------------   -----------------    ----------------
NET INCOME......................................   $             114     $             101   $             214    $            190
                                                   =================     =================   =================    ================

DIVIDENDS DECLARED PER SHARE....................   $            .055     $            .095   $            .105    $           .095
                                                   =================     =================   =================    ================

EARNINGS PER SHARE
  Basic Earnings Per Share......................   $             .46     $             .40   $             .87    $            .75
                                                   =================     =================   =================    ================
  Diluted Earnings Per Share....................   $             .42     $             .37   $             .80    $            .70
                                                   =================     =================   =================    ================

           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)

                                                                                        June 18,                   January 1,
                                                                                          1999                        1999
                                                                                       ------------               ------------
                                  ASSETS                                                (Unaudited)
Current assets
 Cash and equivalents......................................................            $        240               $        390
 Accounts and notes receivable.............................................                     649                        605
 Other.....................................................................                     350                        338
                                                                                       ------------               ------------
                                                                                              1,239                      1,333
                                                                                       ------------               ------------

Property and equipment.....................................................                   2,471                      2,275
Intangibles................................................................                   1,843                      1,712
Investments in affiliates..................................................                     270                        228
Notes and other receivables................................................                     452                        434
Other......................................................................                     284                        251
                                                                                       ------------               ------------
                                                                                       $      6,559               $      6,233
                                                                                       ============               ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable..........................................................            $        483               $        497
 Other.....................................................................                     938                        915
                                                                                       ------------               ------------
                                                                                              1,421                      1,412
                                                                                       ------------               ------------

Long-term debt.............................................................                     849                        944
Other long-term liabilities................................................                   1,087                        984
Convertible subordinated debt..............................................                     329                        323
Shareholders' equity
 Class A common stock, 255.6 million shares issued.........................                       3                          3
 Additional paid-in capital................................................                   2,735                      2,713
 Retained earnings.........................................................                     323                        218
 Treasury stock, at cost...................................................                    (161)                      (348)
 Accumulated other comprehensive income....................................                     (27)                       (16)
                                                                                       ------------               ------------
                                                                                              2,873                      2,570
                                                                                       ------------               ------------
                                                                                       $      6,559               $      6,233
                                                                                       ============               ============


           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in millions)
                                  (Unaudited)

                                                                                               Twenty-four weeks ended
                                                                                       ---------------------------------------
                                                                                        June 18,                    June 19,
                                                                                          1999                        1998
                                                                                       ------------               ------------
OPERATING ACTIVITIES
   Net income..............................................................            $        214               $        190
   Adjustments to reconcile to cash provided by operations:
       Depreciation and amortization.......................................                      69                         62
       Income taxes and other..............................................                      63                         73
       Timeshare activity, net.............................................                      13                         34
       Working capital changes.............................................                      10                        (95)
                                                                                       ------------               ------------
   Cash provided by operations.............................................                     369                        264
                                                                                       ------------               ------------

INVESTING ACTIVITIES
   Acquisitions............................................................                     (55)                       (48)
   Dispositions............................................................                     235                         96
   Capital expenditures....................................................                    (394)                      (369)
   Note advances...........................................................                     (68)                       (18)
   Note collections and sales..............................................                      20                        122
   Other...................................................................                     (96)                       (74)
                                                                                       ------------               ------------
   Cash used in investing activities.......................................                    (358)                      (291)
                                                                                       ------------               ------------

FINANCING ACTIVITIES
   Issuance of long-term debt..............................................                       6                        701
   Repayment of long-term debt.............................................                    (144)                      (460)
   Issuance of Class A common stock........................................                      34                          2
   Dividends paid..........................................................                     (25)                       (12)
   Purchase of treasury stock..............................................                     (32)                      (116)
   Advances to Old Marriott................................................                       -                       (114)
                                                                                       ------------               ------------
   Cash (used in) provided by financing activities.........................                    (161)                         1
                                                                                       ------------               ------------

DECREASE IN CASH AND EQUIVALENTS...........................................                    (150)                       (26)
CASH AND EQUIVALENTS, beginning of period..................................                     390                        208
                                                                                       ------------               ------------
CASH AND EQUIVALENTS, end of period........................................            $        240               $        182
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

                         MARRIOTT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated financial statements present the results of operations, financial condition and cash flows of Marriott International, Inc. (together with its subsidiaries, we, us or the Company), formerly New Marriott MI, Inc., as if we were a separate entity for all periods presented. Until March 27, 1998, we were a wholly-owned subsidiary of the former Marriott International, Inc. (Old Marriott).

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

     In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 18, 1999 and January 1, 1999, the results of operations for the twelve and twenty-four weeks ended June 18, 1999 and June 19, 1998, and cash flows for the twenty-four weeks ended June 18, 1999 and June 19, 1998. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities included in these financial statements.

     In November 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the sales and expenses of a managed entity in its financial statements. As a result of EITF 97-2, and related discussions with the staff of the Securities and Exchange Commission, in our 1998 fourth quarter we changed our accounting policy to no longer include in our financial statements the working capital and sales of managed hotels and managed senior living communities. Our financial statements for prior periods have been restated. This change in accounting policy resulted in reductions in each of sales and operating expenses of $612 million and $1,089 million for the twelve and twenty-four weeks ended June 19, 1998, respectively, with no impact on operating profit, net income, earnings per share, debt or shareholders' equity.

2.   Spinoff
     -------

     On March 27, 1998, Old Marriott distributed all of our issued and outstanding common stock, on a pro rata basis, as a special dividend (the Spinoff) to holders of Old Marriott's common stock. We have carried over Old Marriott's historical cost basis in our assets and liabilities. Old Marriott received a private letter ruling from the Internal Revenue Service that the Spinoff would be tax-free to it and its shareholders. For each share of common stock in Old Marriott, shareholders received one share of our Common Stock and one share of our Class A Common Stock. On May 21, 1998, all outstanding shares of our Common Stock were converted, on a one-for-one basis, into shares of our Class A Common Stock. For further discussion of the Spinoff, please refer to our Annual Report.

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

                                                                  Twelve weeks ended                   Twenty-four weeks ended
                                                        ------------------------------------    ------------------------------------
                                                          June 18, 1999       June 19, 1998       June 18, 1999       June 19, 1998
                                                        ----------------    ----------------    ----------------    ----------------
Computation of Basic Earnings Per Share

 Net income.........................................    $            114    $            101    $            214    $            190
 Weighted average shares outstanding................               249.5               254.1               247.3               253.8
                                                        ----------------    ----------------    ----------------    ----------------

 Basic Earnings Per Share...........................    $            .46    $            .40    $            .87    $            .75
                                                        ================    ================    ================    ================

Computation of Diluted Earnings Per Share

 Net income.........................................    $            114    $            101    $            214    $            190
 After-tax interest expense on convertible
  subordinated debt.................................                   2                   2                   4                   4
                                                        ----------------    ----------------    ----------------    ----------------
 Net income for diluted earnings per share..........    $            116    $            103    $            218    $            194
                                                        ================    ================    ================    ================

 Weighted average shares outstanding................               249.5               254.1               247.3               253.8

 Effect of Dilutive Securities
  Employee stock purchase plan......................                 0.1                   -                 0.1                   -
  Employee stock option plan........................                 9.2                 9.1                 9.4                 9.1
  Deferred stock incentive plan.....................                 5.1                 5.7                 5.3                 5.6
 Convertible subordinated debt......................                 9.5                 9.5                 9.5                 9.5
                                                        ----------------    ----------------    ----------------    ----------------
 Shares for diluted earnings per share..............               273.4               278.4               271.6               278.0
                                                        ================    ================    ================    ================

 Diluted Earnings Per Share.........................    $            .42    $            .37    $            .80    $            .70
                                                        ================    ================    ================    ================

     We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We use the if-converted method for convertible subordinated debt.

4.   Acquisitions
     ------------

     The Ritz-Carlton Hotel Company LLC. On March 19, 1998, we increased our ownership interest in The Ritz-Carlton Hotel Company LLC to approximately 98 percent for consideration of approximately $90 million. We expect to acquire the remaining ownership interest within the next several years. We accounted for the acquisition using the purchase method of accounting. Prior to March 19, 1998, we accounted for our investment in The Ritz-Carlton Hotel Company LLC using the equity method of accounting and we received distributions based on an annual, cumulative preferred return on invested capital.

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

5.   Comprehensive Income
     --------------------

     Total comprehensive income was $113 million and $115 million, respectively, for the twelve weeks ended June 18, 1999 and June 19, 1998, and $203 million and $200 million, respectively, for the twenty-four weeks ended June 18, 1999 and June 19, 1998. The principal difference between net income and total comprehensive income relates to foreign currency translation adjustments.

6.   New Accounting Standards
     ------------------------

     In 1999 we adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants, by expensing pre-opening costs for Company owned lodging and senior living communities as incurred. The adoption of SOP 98-5 resulted in pre-tax expenses of $4 million and $9 million, respectively, for the twelve and twenty-four weeks ended June 18, 1999.

     We will adopt FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which we do not expect to have a material effect on our consolidated financial statements, in or before the first quarter of 2001.

7.   Business Segments
     -----------------

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

     The following table shows our sales and operating profit by business segment for the twelve and twenty-four weeks ended June 18, 1999 and June 19, 1998.

                                                             Twelve weeks ended                   Twenty-four weeks ended
                                                   ------------------------------------    -----------------------------------
                                                     June 18, 1999       June 19, 1998       June 18, 1999      June 19, 1998
                                                   ---------------     ----------------    ---------------    ----------------
SALES
  Lodging........................................  $         1,659     $          1,541    $         3,182    $          2,860
  Senior Living Services.........................              124                  108                244                 213
  Distribution Services..........................              259                  278                511                 569
                                                   ---------------     ----------------    ---------------    ----------------
                                                   $         2,042     $          1,927    $         3,937    $          3,642
                                                   ===============     ================    ===============    ================

OPERATING PROFIT BEFORE CORPORATE
  EXPENSES AND INTEREST
  Lodging........................................  $           210     $            178    $           397    $            336
  Senior Living Services.........................                1                    4                  3                   6
  Distribution Services..........................                5                    4                  9                   7
                                                   ---------------     ----------------    ---------------    ----------------
                                                   $           216     $            186    $           409    $            349
                                                   ===============     ================    ===============    ================

     Sales of Distribution Services do not include sales made at market terms and conditions to our other business segments of $39 million and $38 million for the twelve weeks ended June 18, 1999 and June 19, 1998, respectively, and $76 million and $70 million for the twenty-four weeks ended June 18, 1999 and June 19, 1998, respectively.

8.   Contingencies
     -------------

     We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees are limited, in the aggregate, to $182 million at June 18, 1999. New World Development and another entity affiliated with Dr. Cheng, a member of our Board of Directors, have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $59 million.

     Letters of credit outstanding on our behalf at June 18, 1999, totaled $70 million, the majority of which related to our self-insurance program. At June 18, 1999, we had a repurchase obligation of $81 million related to notes receivable from timeshare interval purchasers that have been sold with limited recourse.

     In addition to the foregoing, we are from time to time involved in legal proceedings which could, if adversely decided, result in losses to the Company. Although we believe that the lawsuits described below are without merit, and we intend to vigorously defend against the claims being made against us, we cannot assure you as to the outcome of these lawsuits nor can we currently estimate the range of any potential loss to the Company.

     Courtyard by Marriott II Limited Partnership (CBM II)

     A group of partners in CBM II filed a lawsuit, Whitey Ford, et al. v. Host Marriott Corporation, et al., Case No. 96-CI-08327, on June 7, 1996, in the 285/th/ Judicial District Court of Bexar County, Texas against Host Marriott, the Company and others alleging breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation, tortious interference, violation of the Texas Free Enterprise and Antitrust Act of 1983 and conspiracy in connection with the formation, operation and management of CBM II and its hotels. The plaintiffs are seeking unspecified damages. On January 29, 1998, two other limited partners, A.R. Milkes and D.R. Burklew, filed a petition in intervention seeking to convert the lawsuit into a class action. The defendants have filed an answer, the class has been certified, class counsel has been appointed, and discovery is underway. On March 11, 1999, Palm Investors, L.L.C., the assignee of a number of limited partnership units acquired through various tender offers, filed a plea in intervention to bring additional claims relating to the 1993 split of Marriott Corporation and to the 1995 refinancing of CBM II's indebtedness. This plea also seeks the addition of Ernst & Young, L.L.P. and E&Y Kenneth Leventhal Real Estate Services Co. as additional defendants for their appraisal role in the 1995 refinancing. The original plaintiffs subsequently filed a second amended complaint on March 19, 1999 and in a third amended complaint, filed May 24, 1999, asserted as derivative claims, some of the claims previously asserted as individual claims. On March 25, 1999, Equity Resource, an assignee, through various of its funds, of a number of limited partnership units, also filed a plea in intervention. A trial date of January 3, 2000 has been set.

     Courtyard by Marriott Limited Partnership I (CBM I) and CBM II Derivative Action

     After intervening in the CBM II class action, Palm Investors and Equity Resource, together with Repp Properties, joined in a complaint filed in April 1999, Equity Resource Fund X et al. v. CBM One Corporation et al., Case No. 99-CI-04765, in the 57/th/ Judicial District Court of Bexar County, Texas. This action asserts as derivative claims, on behalf of CBM I and CBM II, the same kind of claims asserted individually in the Ford and Milkes actions described above. The Company, certain of its officers and directors and a subsidiary are named as defendants, among others. Although no discovery has occurred, trial has been set for January 10, 2000.

     Texas Multi-Partnership Lawsuits

     On March 16, 1998, limited partners in several limited partnerships sponsored by Host Marriott or its subsidiaries filed a lawsuit, Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57/th/ Judicial District Court of Bexar County, Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. The plaintiffs further allege that the defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. A Marriott International subsidiary manages each of the hotels involved and, as to some properties, the Company is the ground lessor and collects rent. The Company, several Marriott subsidiaries and J.W. Marriott, Jr. are among the several named defendants. The plaintiffs are seeking unspecified damages. Those allegations concerning CBM II have been transferred to the CBM II lawsuit described above. No trial date has been set.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for each of the twelve and twenty-four weeks ended June 18, 1999 and June 19, 1998. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based upon U.S. properties operated by us, except that data for Fairfield Inn also include comparable franchised units.

In the fourth quarter of 1998 we changed our accounting policy to no longer include the working capital and sales of managed hotels and managed senior living communities in our financial statements. Instead, our sales include fees earned plus costs recovered from owners of managed hotels and managed senior living communities. We have restated prior periods and all references in the discussion below refer to financial statement data prepared under our new accounting policy. This new accounting policy reflects reductions in sales of $659 million and $612 million for the twelve weeks ended June 18, 1999 and June 19, 1998, respectively, and $1,323 million and $1,089 million for the twenty-four weeks ended June 18, 1999 and June 19, 1998 respectively, compared to sales as previously calculated for those periods.

Twelve Weeks Ended June 18, 1999 Compared to Twelve Weeks Ended June 19, 1998
-----------------------------------------------------------------------------

We reported net income of $114 million for the 1999 second quarter, on sales of $2,042 million. This represents a 13 percent increase in net income and a six percent increase in sales over the second quarter of 1998. Diluted earnings per share of $.42 for the quarter increased 14 percent over the 1998 amount. Systemwide sales increased 10 percent, to $4.2 billion.

Marriott Lodging reported an 18 percent increase in operating profit on eight percent higher sales. The results reflect average REVPAR growth of three percent across our lodging brands, including strong performance from Marriott Vacation Club International and contributions from new units. Sales for full-service and luxury hotel brands comprised 72 percent of total lodging sales in the 1999 quarter. Systemwide lodging sales increased 11 percent to $3.8 billion.

We added a net total of 27 properties (3,980 units) during the second quarter of 1999, increasing our total properties to 1,764 (339,205 units). In the second quarter we withdrew the Ramada International flag from 16 properties in Germany due to non-payment of franchise fees. No material profit impact is expected to arise from this action. Properties by brand (excluding 5,100 rental units relating to ExecuStay) are as indicated in the following table.

                                                                 Properties as of June 18, 1999
                                                    --------------------------------------------------------
                                                        Company-operated                  Franchised
                                                    -------------------------      -------------------------
                                                    Properties        Units        Properties        Units
                                                    ----------      ---------      ----------      ---------
Marriott Hotels, Resorts and Suites..............          212         94,362             151         44,115
Ritz-Carlton.....................................           36         11,875               -              -
Renaissance......................................           74         29,574              14          5,415
Ramada International.............................            7          1,325              19          4,221
Residence Inn....................................          133         17,924             177         19,288
Courtyard........................................          253         38,817             187         22,988
TownePlace Suites................................           17          1,785              20          1,985
Fairfield Inn....................................           51          7,136             341         29,965
SpringHill Suites................................            4            438              23          2,286
Marriott Vacation Club International.............           38          4,177               -              -
Marriott Executive Apartments and other..........            7          1,529               -              -
                                                    ----------      ---------       ---------      ---------
  Total..........................................          832        208,942             932        130,263
                                                    ==========      =========       =========      =========

Marriott Hotels, Resorts and Suites posted a three percent increase in average room rates, to $143, and maintained occupancy of 80 percent, which generated a REVPAR increase of three percent. Profit margins increased as cost controls generated higher incentive management fees at many hotels.

Renaissance hotels posted a REVPAR increase of three percent due to a one percentage point increase in occupancy to 75 percent, and a two percent increase in average room rates, to $136.

Ritz-Carlton reported an increase in average room rates of four percent, to $228, with occupancy up four percentage points to 82 percent, resulting in a 10 percent increase in REVPAR.

Residence Inn, our quality tier extended-stay brand, posted a one percentage point increase in REVPAR, due to a slight increase in average room rates, to $100, and a small increase in occupancy to 86 percent. Residence Inn opened nine properties during the quarter.

Courtyard, our moderate-price lodging brand, increased average room rates by two percent to $92, and occupancy increased slightly to 82 percent, resulting in a REVPAR increase of two percent. Courtyard opened 14 properties during the quarter.

Fairfield Inn, our economy lodging brand, posted an increase in average room rates of two percent to $59, which was offset by a two percentage point decrease in occupancy to 75 percent, resulting in a slight decrease in REVPAR. Fairfield Inn opened seven properties during the quarter.

Marriott Vacation Club International posted substantial profit growth in the 1999 quarter. We generated a 16 percent increase in contract sales, reflecting strong sales activity at timeshare resorts in Florida, California, South Carolina, Spain and Aruba.

Marriott Senior Living Services posted 15 percent sales growth in the 1999 second quarter. Operating profit before corporate expenses and interest declined as profit growth from established communities was offset by pre-opening costs of $4 million and start up losses associated with new properties. Occupancy for comparable communities increased by one percentage point to 90 percent for the quarter. At June 18, 1999, the division operated 125 independent full-service and assisted living communities totaling approximately 22,300 units.

Marriott Distribution Services (MDS) achieved higher profits in the quarter, despite lower sales. The division benefited from realization of cost economies in transportation and warehouse operations, as well as higher gross margins per case. See "Liquidity and Capital Resources" below for a discussion of the possible future impact of the bankruptcy filing by a major MDS customer.

Corporate activity. Interest expense increased by $5 million in the 1999 second quarter, primarily due to investing activities and share repurchases since the Spinoff. Corporate expenses increased primarily due to Year 2000 modification costs of $7 million compared to $3 million in the 1998 quarter. The effective income tax rate decreased from 38.5 percent to 37.5 percent primarily due to the increased proportion of operations in countries with lower effective tax rates.

Twenty-Four Weeks Ended June 18, 1999 Compared to Twenty-Four Weeks Ended June
------------------------------------------------------------------------------
19, 1998
--------

We reported net income of $214 million for the first half of 1999, on sales of $3,937 million. This represents a 13 percent increase in net income and an eight percent increase in sales over the same period in 1998. Diluted earnings per share of $.80 increased 14 percent over the 1998 amount. Systemwide sales increased 10 percent, to $7.9 billion.

Marriott Lodging reported an 18 percent increase in operating profit on 11 percent higher sales. The results reflect average REVPAR growth of three percent across our lodging brands, including strong results from Marriott Vacation Club International and contributions from new units. Sales for full-service and luxury hotel brands comprised 73 percent of total lodging sales in 1999. Systemwide lodging sales increased 12 percent to $7.1 billion.

Marriott Hotels, Resorts and Suites posted a three percent increase in average room rates, to $143, and a slight increase in occupancy to 79 percent, which generated a REVPAR increase of three percent.

Renaissance hotels posted a REVPAR increase of three percent due to a two percentage point increase in occupancy to 73 percent, and a one percent increase in average room rates to $135.

Ritz-Carlton reported an increase in average room rates of five percent, to $231, with occupancy up four percentage points to 80 percent, resulting in a 10 percent increase in REVPAR.

Residence Inn posted slightly higher REVPAR, due to a one percentage point increase in occupancy to 84 percent, partially offset by a slight decrease in average room rates to $99. Operating results include contributions from new units and gains related to the disposition of six properties during the 1999 period. We retained long-term operating agreements on these properties. Residence Inn opened 58 properties since the beginning of fiscal year 1998.

Courtyard increased average room rates by two percent to $92, and occupancy increased by one percentage point to 81 percent, resulting in a REVPAR increase of two percent. Courtyard opened 73 properties since the beginning of fiscal year 1998.

Fairfield Inn posted an increase in average room rates of two percent to $58, which was offset by a one percentage point decrease in occupancy to 72 percent, resulting in a slight increase in REVPAR. Fairfield Inn opened 52 properties since the beginning of fiscal year 1998.

Marriott Vacation Club International posted substantial profit growth in the first two quarters of 1999. We generated a 24 percent increase in contract sales.

Marriott Senior Living Services reported higher sales in the 1999 first half. Operating profit before corporate expenses and interest declined as pre-opening costs of $9 million and start-up costs of new communities more than offset gains from property sales and improved performance at established communities. Occupancy for comparable communities increased by two percentage points to 91 percent for the period.

Marriott Distribution Services achieved higher profits in the period, despite lower sales, reflecting increased operating efficiencies.

Corporate activity. Interest expense increased by $13 million in the 1999 period, primarily due to investing activities and share repurchases since the Spinoff. Corporate expenses increased primarily due to Year 2000 modification costs of $12 million compared to $6 million in the 1998 first half. The effective income tax rate decreased from 38.5 percent to 37.5 percent primarily due to the increased proportion of operations in countries with lower effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled $240 million at June 18, 1999, a decrease of $150 million from year end. Cash provided by operations of $369 million increased 40 percent over 1998. Net income is stated after recording depreciation expense of $39 million and $31 million for the twenty-four weeks ended June 18, 1999 and June 19, 1998, respectively, and after amortization expense of $30 million and $31 million for the twenty-four weeks ended June 18, 1999 and June 19, 1998, respectively. EBITDA for the twenty-four weeks ended June 18, 1999 increased by $54 million, or 14 percent, to $434 million. EBITDA is an indicator of operating performance which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles.

Net cash used in investing activities totaled $358 million for the twenty-four weeks ended June 18, 1999, and included our acquisition of ExecuStay, expenditures for developing limited-service lodging properties and senior living communities, together with note advances. Cash generated from dispositions of $235 million resulted primarily from the sales of limited-service lodging properties and senior living communities under master transactions initiated in 1998. We continue to operate these properties under long-term agreements.

We continue to grow our businesses, in part, by investing in new units. We expect our principal investments to continue to include notes, minority equity interests, business acquisitions and direct development and ownership of certain lodging and senior living services projects. We expect to sell certain lodging and senior living service properties currently under development, or to be developed, while continuing to operate them under long-term agreements.

We believe that cash generated by operations, together with our borrowing capacity and proceeds from the sale of assets, will be sufficient to finance our planned growth and capital requirements. Nonetheless, our ability to sell properties that we develop, and the ability of hotel and senior living community developers to build or acquire new Marriott properties, both of which are important components of our growth plans, are to some extent dependent on the availability and price of capital. We continually monitor the status of the capital markets, and other conditions which could affect our ability to execute our announced growth plans.

We purchased 0.9 million shares of our Class A Common Stock in the twenty-four weeks ended June 18, 1999, at a cost of $32 million. As of June 18, 1999, we had been authorized by our Board of Directors to purchase an additional 5.4 million shares.

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

In November 1998, we issued, through a private placement, $400 million of unsecured senior notes. On April 23, 1999, we commenced a registered exchange offer to exchange the privately placed senior notes for publicly registered new notes on substantially identical terms. All of the privately placed senior notes were tendered for exchange, and new notes were issued to the holders on May 31, 1999.

In April 1999, we filed a "universal shelf" registration statement with the Securities and Exchange Commission. That registration statement, which became effective on May 4, 1999, allows us to offer to the public up to $500 million of debt securities, Class A Common Stock and/or preferred stock. Although we have no current plans to issue Class A Common or preferred stock under the registration statement, this "universal shelf" format provides us with additional flexibility to efficiently fulfill our financing needs.

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

We measure completion of each phase based on documentation and quantified results weighted for System Criticality. The following table reflects the status of our Year 2000 readiness process at June 18, 1999.

---------------------------------------------------------------------------------------------------------------------------
Step                               IT Applications               BIS                           Building Systems
===========================================================================================================================
Awareness                          Complete                      Complete                      Complete
---------------------------------------------------------------------------------------------------------------------------
Inventory                          Complete                      Complete                      Complete
---------------------------------------------------------------------------------------------------------------------------
Assessment                         Complete                      Complete                      Complete
---------------------------------------------------------------------------------------------------------------------------
Planning                           Complete                      Complete                      Complete
---------------------------------------------------------------------------------------------------------------------------
Remediation/ Replacement           Over 95 percent complete      Substantially complete;       Substantially complete;
                                                                 critical systems targeted     critical systems
                                                                 for completion by             targeted for completion
                                                                 September 1999                by September 1999
---------------------------------------------------------------------------------------------------------------------------
Testing and Compliance Validation  Testing over 95 percent       Testing is in progress.*      Initial testing is over
                                   complete; Compliance          Compliance Validation is      95 complete *, for
                                   Validation completed for      in progress                   which approximately
                                   over 85 percent of key                                      five percent require
                                   systems, with most                                          further remediation/
                                   remaining work in its                                       replacement and
                                   final stage                                                 re-testing.
                                                                                               Completion for critical
                                                                                               systems targeted for
                                                                                               September 1999;
                                                                                               Compliance Validation
                                                                                               is in progress
---------------------------------------------------------------------------------------------------------------------------
Implementation                     Approximately 80 percent      Substantially complete **     In progress
                                   of implementation
                                   projects  complete, with
                                   rollout to business
                                   locations underway
---------------------------------------------------------------------------------------------------------------------------
Quality Assurance                  In progress for               In progress                   In progress
                                   approximately 80 percent
                                   of IT applications
---------------------------------------------------------------------------------------------------------------------------

* Testing for third party BIS and Building Systems may consist of our receipt and evaluation of vendor compliance documentation and, where appropriate, further verification by us of compliance.

** Completion of certain BIS items is dependent on third party software patches which we have not yet received.

Year 2000 compliance communications with our significant third party suppliers, vendors and business partners, including our franchisees are ongoing. Our efforts are focused on the connections most critical to customer service, core business processes and revenues, including those third parties that support our most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products and services, and financial institutions providing the most critical payment processing functions. We have received responses from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or by us to achieve timely Year 2000 compliance for their products. Where we have not received satisfactory responses we are addressing the potential risks of failure through our contingency planning process.

We have established a common approach for testing and addressing Year 2000 compliance issues for our managed and franchised properties. This includes guidance for properties we operate, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. We are also utilizing a Year 2000 best-practices sharing system. We are monitoring the progress of the managed and franchised properties towards Year 2000 compliance.

Costs. Many of the costs of Year 2000 compliance will be reimbursed to us or otherwise paid directly by owners and clients pursuant to existing contracts. We estimate that we will bear approximately $40-$50 million of the pre-tax costs to address the Year 2000 problem. Some of these costs relate to internal resources which will be redeployed in 2000, and, as such, represent costs which we will continue to bear in future years. The Year 2000 costs, approximately $24 million (on a pre-tax basis) of which have been incurred through June 18, 1999, have been and will be expensed as incurred.

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

Year 2000 Contingency Plans. Our centralized services and the properties we operate already have contingency plans in place covering a variety of possible events, including natural disasters, interruption of utility service, general computer failure, and the like. We have reviewed these contingency plans and have made appropriate modifications to address specific Year 2000 issues. The modification of master contingency plans is substantially complete, with conforming changes to be added to individual unit contingency plans during the third quarter. Contingency drills and preparations will be conducted during the third and fourth quarters.

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

As part of our contingency planning, we are analyzing the most reasonably likely worst-case scenario that could result from Year 2000-related failures. Our best estimate of this scenario, based on current information, follows. Failure by others to achieve Year 2000 compliance could cause short-term disruptions in travel patterns, caused by actual or perceived problems with travel systems, and temporary disruptions in the supply of utility, telecommunications and financial services, which may be local or regional in scope. These events could lead travelers to accelerate travel to late 1999, postpone travel to later in 2000 or cancel travel plans, which could in turn affect lodging occupancy patterns. Such failures could be more pronounced in some areas outside the U.S. where we understand that Year 2000 compliance efforts may not be as advanced. In addition, failure by us or others to achieve Year 2000 compliance could cause short-term operational inconveniences and inefficiencies for us. This may temporarily divert management's time and attention from ordinary business activities. We will, to the extent reasonably achievable, seek to prevent and/or mitigate these effects through our compliance and contingency planning efforts.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There have been no material changes to our exposures to market risk since January 1, 1999.

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Incorporated by reference to the description of legal proceedings in the "Contingencies" footnote in the financial statements set forth in Part I "Financial Information."

Item 2.  Changes in Securities
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

We held our Annual Meeting of Shareholders on April 30, 1999. The shareholders
(1) re-elected directors J. W. Marriott, Jr., W. Mitt Romney and William J. Shaw to terms of office expiring at the 2002 Annual Meeting of Shareholders, (2) ratified the appointment of Arthur Andersen LLP as independent auditors, (3) approved the amendment of our certificate of incorporation to reflect the elimination of one of our two classes of common stock, (4) approved the amendment of our certificate of incorporation to increase the number of authorized shares of Class A Common Stock to 800 million, and (5) defeated a shareholder proposal to adopt cumulative voting for the election of directors. The following table sets forth the votes cast with respect to each of these matters.

---------------------------------------------------------------------------------------------------------------------------
              MATTER                        FOR                AGAINST           WITHHELD        ABSTAIN          BROKER
                                                                                                                 NON-VOTES
---------------------------------------------------------------------------------------------------------------------------
Re-election of J.W. Marriott, Jr.       2,069,863,960                            11,475,120
---------------------------------------------------------------------------------------------------------------------------
Re-election of W. Mitt Romney           2,069,011,170                            12,327,910
---------------------------------------------------------------------------------------------------------------------------
Re-election of William J. Shaw          2,070,090,960                            11,248,120
---------------------------------------------------------------------------------------------------------------------------
Ratification of appointment of
Arthur Andersen LLP as
independent auditors                    2,070,014,700          2,538,700                         8,785,680
---------------------------------------------------------------------------------------------------------------------------
Approval of the amendment of our
certificate of incorporation to
reflect the elimination of one
of our two classes of common
stock                                   2,067,021,850          5,324,920                         8,992,310
---------------------------------------------------------------------------------------------------------------------------
Approval of the amendment of our
certificate of incorporation to
increase the number of
authorized shares of Class A
Common Stock to 800 million             2,028,963,730         42,538,180                         9,837,170
---------------------------------------------------------------------------------------------------------------------------
Proposal to adopt cumulative
voting for the election of
directors                                 322,683,500      1,517,570,290                        47,034,800     194,050,490
---------------------------------------------------------------------------------------------------------------------------

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits

     Exhibit No.    Description
     -----------    -----------

     3              Third Amended and Restated Certificate of Incorporation.

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



                                       MARRIOTT INTERNATIONAL, INC.

                                       July 29, 1999

                                       /s/ Arne M. Sorenson
                                       ____________________________
                                       Arne M. Sorenson
                                       Executive Vice President and
                                       Chief Financial Officer

                                       /s/ Linda A. Bartlett
                                       ____________________________
                                       Linda A. Bartlett
                                       Senior Vice President, Finance and
                                       Corporate Controller
                                       (Chief Accounting Officer)