Form 10-Q
period 1999-09-10
MARRIOTT INTERNATIONAL INC /MD/
filed 1999-10-25
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 10, 1999          Commission File No. 1-13881



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


                             Yes  [X]      No  [ ]



                                                         Shares outstanding
            Class                                        at October 8, 1999
-------------------------------                     ----------------------------
     Class A Common Stock,
        $0.01 par value                                     245,128,223

                         MARRIOTT INTERNATIONAL, INC.
                                     INDEX

                                                                                             Page No.
                                                                                            ----------
          Forward-Looking Statements......................................................       3

Part I.   Financial Information (Unaudited):

            Condensed Consolidated Statements of Income -
              Twelve and Thirty-Six Weeks Ended September 10, 1999 and
              September 11, 1998..........................................................       4

            Condensed Consolidated Balance Sheet -
              as of September 10, 1999 and January 1, 1999................................       5

            Condensed Consolidated Statement of Cash Flows -
              Thirty-Six Weeks Ended September 10, 1999 and September 11, 1998............       6

            Notes to Condensed Consolidated Financial Statements..........................       7

            Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................................      13

            Quantitative and Qualitative Disclosures About Market Risk....................      21



Part II.  Other Information and Signatures:

            Legal Proceedings.............................................................      22

            Changes in Securities.........................................................      22

            Defaults Upon Senior Securities...............................................      22

            Submission of Matters to a Vote of Security Holders...........................      22

            Other Information.............................................................      22

            Exhibits and Reports on Form 8-K..............................................      23

            Signatures....................................................................      24

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

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                         MARRIOTT INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in millions, except per share amounts)
                                  (Unaudited)

                                                         Twelve weeks ended                  Thirty-six weeks ended
                                                  ---------------------------------   -----------------------------------
                                                   September 10,     September 11,     September 10,       September 11,
                                                       1999              1998               1999                1998
                                                  ---------------   ---------------   ---------------     ---------------
SALES.........................................    $        1,995    $       1,804     $         5,932     $         5,446

OPERATING COSTS AND EXPENSES..................             1,807            1,640               5,335               4,933
                                                  ---------------   ---------------   ---------------     ---------------

OPERATING PROFIT BEFORE CORPORATE EXPENSES AND
 INTEREST.....................................               188              164                 597                 513

Corporate expenses............................               (30)             (25)                (87)                (74)
Interest expense..............................               (12)              (6)                (34)                (15)
Interest income...............................                 7                7                  20                  25
                                                  ---------------   ---------------   ---------------     ---------------
INCOME BEFORE INCOME TAXES....................               153              140                 496                 449
Provision for income taxes....................                57               54                 186                 173
                                                  ---------------   ---------------   ---------------     ---------------
NET INCOME....................................    $           96     $         86     $           310     $           276
                                                  ===============   ===============   ===============     ===============

DIVIDENDS DECLARED PER SHARE..................    $         .055     $        .05     $           .16     $           .15
                                                  ===============   ===============   ===============     ===============

EARNINGS PER SHARE
     Basic Earnings Per Share.................    $          .39     $        .34     $          1.25     $          1.09
                                                  ===============   ===============   ===============     ===============
     Diluted Earnings Per Share...............    $          .36     $        .32     $          1.16     $          1.02
                                                  ===============   ===============   ===============     ===============


           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)

                                                                                September 10,           January 1,
                                                                                    1999                   1999
                                                                               ----------------      ----------------
                                  ASSETS                                          (Unaudited)
Current assets
     Cash and equivalents...............................................         $       324         $         390
     Accounts and notes receivable......................................                 681                   605
     Other..............................................................                 382                   338
                                                                                 -----------         -------------
                                                                                       1,387                 1,333
                                                                                 -----------         -------------

Property and equipment..................................................               2,697                 2,275
Intangibles.............................................................               1,846                 1,712
Investments in affiliates...............................................                 262                   228
Notes and other receivables.............................................                 504                   434
Other...................................................................                 294                   251
                                                                                 -----------         -------------
                                                                                 $     6,990         $       6,233
                                                                                 ===========         =============


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable...................................................         $       539         $         497
     Other..............................................................               1,043                   915
                                                                                 -----------         -------------
                                                                                       1,582                 1,412
                                                                                 -----------         -------------

Long-term debt..........................................................               1,125                   944
Other long-term liabilities.............................................               1,119                   984
Convertible subordinated debt...........................................                 333                   323
Shareholders' equity
     Class A common stock, 255.6 million shares issued..................                   3                     3
     Additional paid-in capital.........................................               2,740                 2,713
     Retained earnings..................................................                 400                   218
     Treasury stock, at cost............................................                (279)                 (348)
     Accumulated other comprehensive income.............................                 (33)                  (16)
                                                                                 -----------         -------------
                                                                                       2,831                 2,570
                                                                                 -----------         -------------
                                                                                 $     6,990         $       6,233
                                                                                 ===========         =============

           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in millions)
                                  (Unaudited)

                                                                                     Thirty-six weeks ended
                                                                               ----------------------------------
                                                                                 September 10,     September 11,
                                                                                     1999              1998
                                                                               ----------------  ----------------
OPERATING ACTIVITIES
     Net income.......................................................         $         310     $          276
     Adjustments to reconcile to cash provided by operations:
         Depreciation and amortization................................                   103                 93
         Income taxes and other.......................................                   136                104
         Timeshare activity, net......................................                   (15)                41
         Working capital changes......................................                    48                (65)
                                                                               -------------     --------------
     Cash provided by operations......................................                   582                449
                                                                               -------------     --------------

INVESTING ACTIVITIES
     Acquisitions.....................................................                   (62)               (48)
     Dispositions.....................................................                   270                116
     Capital expenditures.............................................                  (667)              (566)
     Note advances....................................................                  (111)               (24)
     Note collections and sales.......................................                    40                165
     Other............................................................                  (106)              (113)
                                                                               -------------     --------------
     Cash used in investing activities................................                  (636)              (470)
                                                                               -------------     --------------

FINANCING ACTIVITIES
     Issuance of long-term debt.......................................                   292                881
     Repayment of long-term debt......................................                  (156)              (463)
     Issuance of Class A common stock.................................                    36                  7
     Dividends paid...................................................                   (38)               (24)
     Purchase of treasury stock.......................................                  (146)              (291)
     Advances to Old Marriott.........................................                     -               (117)
                                                                               -------------     --------------
     Cash used in financing activities................................                   (12)                (7)
                                                                               -------------     --------------

DECREASE IN CASH AND EQUIVALENTS......................................                   (66)               (28)
CASH AND EQUIVALENTS, beginning of period.............................                   390                208
                                                                               -------------     --------------
CASH AND EQUIVALENTS, end of period...................................         $         324     $          180
                                                                               =============     ==============

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

   In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 10, 1999 and January 1, 1999, the results of operations for the twelve and thirty-six weeks ended September 10, 1999 and September 11, 1998, and cash flows for the thirty-six weeks ended September 10, 1999 and September 11, 1998. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities included in these financial statements.

   In November 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the sales and expenses of a managed entity in its financial statements. As a result of EITF 97-2, and related discussions with the staff of the Securities and Exchange Commission, in our 1998 fourth quarter we changed our accounting policy to no longer include in our financial statements the working capital and sales of managed hotels and managed senior living communities. Our financial statements for prior periods have been restated. This change in accounting policy resulted in reductions in each of sales and operating expenses of $459 million and $1,548 million for the twelve and thirty-six weeks ended September 11, 1998, respectively, with no impact on operating profit, net income, earnings per share, debt or shareholders' equity.

2. Spinoff
   -------

   On March 27, 1998, Old Marriott distributed our common stock, on a pro rata basis, as a special dividend (the Spinoff) to holders of Old Marriott's common stock. We have carried over Old Marriott's historical cost basis in our assets and liabilities. Old Marriott received a private letter ruling from the Internal Revenue Service that the Spinoff would be tax-free to it and its shareholders. For each share of common stock in Old Marriott, shareholders received one share of our Common Stock and one share of our Class A Common Stock. On May 21, 1998, all outstanding shares of our Common Stock were converted, on a one-for-one basis, into shares of our Class A Common Stock. For further discussion of the Spinoff, please refer to our Annual Report.

3. Earnings Per Share
   ------------------

   For periods prior to March 27, 1998, the number of weighted average shares outstanding and the effect of dilutive securities used in the earnings per share calculations are based upon the weighted average number of Old Marriott shares outstanding, and the Old Marriott effect of dilutive securities for the applicable period, adjusted (1) for the distribution ratio in the Spinoff of one share of our Common Stock and one share of our Class A Common Stock for every share of Old Marriott common stock, and (2) to reflect the conversion of our Common Stock into our Class A Common Stock on May 21, 1998.

   The following table reconciles the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                           Twelve weeks ended                   Thirty-six weeks ended
                                                   ----------------------------------     ----------------------------------
                                                    September 10,      September 11,       September 10,      September 11,
                                                        1999               1998                1999               1998
                                                   ----------------  ----------------     ----------------  ----------------
Computation of Basic Earnings Per Share

    Net income..................................    $            96   $            86      $           310   $           276
    Weighted average shares outstanding.........              248.1             249.8                247.8             252.5
                                                   ----------------  ----------------     ----------------  ----------------

    Basic Earnings Per Share....................    $           .39   $           .34      $          1.25   $          1.09
                                                   ================  ================     ================  ================

Computation of Diluted Earnings Per Share

    Net income..................................    $            96   $            86      $           310   $           276
    After-tax interest expense on
     convertible subordinated debt..............                  2                 2                    5                 5
                                                   ----------------  ----------------     ----------------  ----------------
    Net income for diluted earnings per share...    $            98   $            88      $           315   $           281
                                                   ================  ================     ================  ================

    Weighted average shares outstanding.........              248.1             249.8                247.8             252.5

    Effect of Dilutive Securities
     Employee stock purchase plan...............                0.1               0.1                  0.2               0.1
     Employee stock option plan.................                8.1               8.4                  9.1               8.8
     Deferred stock incentive plan..............                5.4               5.7                  5.4               5.7
    Convertible subordinated debt...............                9.5               9.5                  9.5               9.5
                                                   ----------------  ----------------     ----------------  ----------------
    Shares for diluted earnings per share.......              271.2             273.5                272.0             276.6
                                                   ================  ================     ================  ================

    Diluted Earnings Per Share..................    $           .36   $           .32      $          1.16   $          1.02
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

   ExecuStay Corporation. On February 17, 1999, we completed a cash tender offer for approximately 44 percent of the outstanding common stock of ExecuStay Corporation (ExecuStay), a leading provider of leased corporate apartments in the United States. On February 24, 1999, substantially all of the remaining common stock of ExecuStay was converted into nonvoting preferred stock of ExecuStay which we acquired, on March 26, 1999, for approximately 2.1 million shares of our Class A Common Stock. Our aggregate purchase price totaled $116 million. We consolidated the operating results of ExecuStay from February 24, 1999, and have accounted for the acquisition using the purchase method of accounting. We are amortizing the resulting goodwill on a straight-line basis over 30 years.

5. Comprehensive Income
   --------------------

   Total comprehensive income was $90 million for each of the twelve weeks ended September 10, 1999 and September 11, 1998, and $293 million and $291 million, respectively, for the thirty-six weeks ended September 10, 1999 and September 11, 1998. The principal difference between net income and total comprehensive income relates to foreign currency translation adjustments.

6. New Accounting Standards
   ------------------------

   In 1999 we adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants, by expensing pre-opening costs for Company owned lodging and senior living communities as incurred. The adoption of SOP 98-5 resulted in pretax expenses of $4 million and $12 million, respectively, for the twelve and thirty-six weeks ended September 10, 1999.

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

    The following table shows our sales and operating profit by business segment for the twelve and thirty-six weeks ended September 10, 1999 and September 11, 1998.

                                                 Twelve weeks ended               Thirty-six weeks ended
                                        ----------------------------------    ----------------------------------
                                         September 10,      September 11,      September 10,      September 11,
                                             1999                1998               1999              1998
                                        --------------     ---------------    ---------------    ---------------
SALES
    Lodging......................       $        1,606     $         1,428    $         4,788    $         4,288
    Senior Living Services.......                  128                 112                372                325
    Distribution Services........                  261                 264                772                833
                                        --------------     ---------------    ---------------    ---------------
                                        $        1,995     $         1,804    $         5,932    $         5,446
                                        ==============     ===============    ===============    ===============

OPERATING PROFIT BEFORE CORPORATE
    EXPENSES AND INTEREST
    Lodging......................       $          180     $           156    $           577    $           492
    Senior Living Services.......                    3                   4                  6                 10
    Distribution Services........                    5                   4                 14                 11
                                        --------------     ---------------    ---------------    ---------------
                                        $          188     $           164    $           597    $           513
                                        ==============     ===============    ===============    ===============

    Sales of Distribution Services do not include sales (made at market terms and conditions) to our other business segments of $36 million and $35 million for the twelve weeks ended September 10, 1999 and September 11, 1998, respectively, and $112 million and $105 million for the thirty-six weeks ended September 10, 1999 and September 11, 1998, respectively.

8.  Contingencies
    -------------

    We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees are limited, in the aggregate, to $152 million at September 10, 1999. New World Development and another entity affiliated with Dr. Cheng, a member of our Board of Directors, have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $59 million.

    Letters of credit outstanding on our behalf at September 10, 1999 totaled $72 million, the majority of which related to our self-insurance program. At September 10, 1999, we had a repurchase obligation of $86 million related to notes receivable from timeshare interval purchasers that have been sold with limited recourse.

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

    Courtyard  by Marriott II Limited Partnership (CBM II)

    A group of partners in CBM II filed a lawsuit, Whitey Ford, et al. v. Host Marriott Corporation, et al., Case No. 96-CI-08327, on June 7, 1996, in the 285/th/ Judicial District Court of Bexar County, Texas against Host Marriott, the Company and others alleging breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation, tortious interference, violation of the Texas Free Enterprise and Antitrust Act of 1983 and conspiracy in connection with the formation, operation and management of CBM II and its hotels. The plaintiffs are seeking unspecified damages. On January 29, 1998, two other limited partners, A.R. Milkes and D.R. Burklew, filed a petition in intervention seeking to convert the lawsuit into a class action. The defendants have filed an answer, the class has been certified, class counsel has been appointed, and discovery is underway. On March 11, 1999, Palm Investors, L.L.C., the assignee of a number of limited partnership units acquired through various tender offers, filed a plea in intervention to bring additional claims relating to the 1993 split of Marriott Corporation and to the 1995 refinancing of CBM II's indebtedness. The original plaintiffs subsequently filed a second amended complaint on March 19, 1999 and in a third amended complaint, filed May 24, 1999, asserted as derivative claims some of the claims previously asserted as individual claims. On March 25, 1999, Equity Resource, an assignee, through various of its funds, of a number of limited partnership units, also filed a plea in intervention. A trial date of January 3, 2000 has been set.

    On August 17, 1999, the general partner of CBM II appointed an independent special litigation committee to investigate the derivative claims described above and to recommend to the general partner whether it is in the best interests of CBM II for the derivative litigation to proceed. The general partner has agreed to adopt the recommendation of the committee. Under Delaware law, the recommendation of a duly appointed independent litigation committee is binding on the general partner and the limited partners. On August 30, 1999, the court held a hearing to consider the defendant's motion to stay these proceedings until the committee makes its recommendation. The court has not yet ruled on this motion. On October 11, 1999, the special litigation committee filed a motion requesting a six-month postponement of the scheduled trial date, and asking that the committee be allowed to participate in the discovery process. The court has not yet heard or ruled on this motion.

    Courtyard by Marriott Limited Partnership I (CBM I) and CBM II Derivative Action.

    After intervening in the CBM II class action, Palm Investors and Equity Resource, together with Repp Properties, joined in a complaint filed in April 1999, Equity Resource Fund X et al. v. CBM One Corporation et al., Case No. 99-CI-04765, in the 57/th/ Judicial District Court of Bexar County, Texas. This action asserted as derivative claims, on behalf of CBM I and CBM II, the same kind of claims asserted individually in the Ford and Milkes actions described above. In September 1999, this complaint was withdrawn by the plaintiffs.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for each of the twelve and thirty-six weeks ended September 10, 1999 and September 11, 1998. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based upon U.S. properties operated by us, except that data for Fairfield Inn also include comparable franchised units.

In the fourth quarter of 1998, we changed our accounting policy to no longer include the working capital and sales of managed hotels and managed senior living communities in our financial statements. Instead, our sales include fees earned plus costs recovered from owners of managed hotels and managed senior living communities. We have restated prior periods and all references in the discussion below refer to financial statement data prepared under our new accounting policy. This new accounting policy reflects reductions in sales of $529 million and $459 million for the twelve weeks ended September 10, 1999 and September 11, 1998, respectively and $1,852 million and $1,548 million for the thirty-six weeks ended September 10, 1999 and September 11, 1998 respectively, compared to sales as previously calculated for those periods.

Twelve Weeks Ended September 10, 1999 Compared to Twelve Weeks Ended September
------------------------------------------------------------------------------
11, 1998
--------

We reported net income of $96 million for the 1999 third quarter, on sales of $1,995 million. This represents a 12 percent increase in net income and an 11 percent increase in sales over the third quarter of 1998. Diluted earnings per share of $.36 for the quarter increased 13 percent over the 1998 amount. Systemwide sales increased 11 percent, to $4.0 billion.

Marriott Lodging reported a 15 percent increase in operating profit on 12 percent higher sales. The results reflect average REVPAR growth of three percent across our lodging brands, strong performance from Marriott Vacation Club International and contributions from new units. Systemwide lodging sales increased 12 percent to $3.6 billion.

We added a net total of 48 lodging properties (5,753 units) during the third quarter of 1999, increasing our total properties to 1,812 (344,958 units). Properties by brand (excluding 6,300 rental units relating to ExecuStay) are as indicated in the following table.

                                                             Properties as of September 10, 1999
                                                 ------------------------------------------------------------
                                                       Company-operated                   Franchised
                                                 ----------------------------    ----------------------------
                                                  Properties         Units        Properties        Units
                                                 ------------    ------------    ------------    ------------
Marriott Hotels, Resorts and Suites.............      225            98,867           137            39,381
Ritz-Carlton....................................       35            11,585             -                 -
Renaissance.....................................       75            30,079            15             5,715
Ramada International............................        7             1,325            19             4,221
Residence Inn...................................      136            18,296           183            19,928
Courtyard.......................................      254            38,980           199            24,769
TownePlace Suites...............................       22             2,260            26             2,553
Fairfield Inn...................................       51             7,138           353            30,906
SpringHill Suites...............................        4               438            26             2,623
Marriott Vacation Club International............       38             4,367             -                 -
Marriott Executive Apartments and other.........        7             1,527             -                 -
                                                 ------------    ------------    ------------    ------------
      Total.....................................      854           214,862           958           130,096
                                                 ============    ============    ============    ============

Marriott Hotels, Resorts and Suites posted a REVPAR increase of three percent due to a four percent increase in average room rates, to $131, partially offset by a slight decrease in occupancy to 80 percent. Profit margins increased as cost controls generated higher incentive management fees at many hotels.

Renaissance hotels posted a REVPAR increase of one percent due to a two percent increase in average room rates to $120, partially offset by a one percentage point decrease in occupancy, to 71 percent.

Ritz-Carlton reported an increase in average room rates of four percent, to $197, with occupancy up six percentage points to 80 percent, resulting in a 12 percent increase in REVPAR.

Residence Inn, our quality tier extended-stay brand, posted a slight increase in REVPAR, due to a one percent increase in average room rates, to $100, and a one percentage point decrease in occupancy to 86 percent. Residence Inn opened 10 properties during the quarter.

Courtyard, our moderate-price lodging brand, increased average room rates by four percent to $91, and occupancy decreased slightly to 82 percent, resulting in a REVPAR increase of three percent. Courtyard opened 14 properties during the quarter.

Fairfield Inn, our economy lodging brand, posted a decrease in REVPAR of four percent due to a decrease in average room rates of one percent to $59, and a two percentage point decrease in occupancy to 77 percent. Fairfield Inn opened 12 properties during the quarter.

Marriott Vacation Club International posted substantial profit growth in the 1999 quarter. We generated a 17 percent increase in contract sales, reflecting strong sales activity at timeshare resorts in Florida, California, South Carolina, Spain and Hawaii.

Marriott Senior Living Services (SLS) posted 14 percent sales growth in the 1999 third quarter. Operating profit before corporate expenses and interest declined as pre-opening costs of $4 million and start up losses associated with new properties more than offset gains from property sales and profit growth from established communities. Occupancy for comparable communities decreased by one percentage point to 90 percent for the quarter. At September 10, 1999, SLS operated 131 independent full-service and assisted living communities totaling approximately 23,200 units.

Marriott Distribution Services (MDS) achieved higher profits in the quarter, despite slightly lower sales. The division benefited from realization of cost economies in transportation and warehouse operations, as well as higher gross margins per case. See "Liquidity and Capital Resources" below for a discussion of the possible future impact of the bankruptcy filing by a major MDS customer.

Corporate activity. Interest expense increased by $6 million in the 1999 third quarter, primarily due to share repurchases and other investing activities. Corporate expenses increased due to Year 2000 modification costs of $3 million compared to $2 million in the 1998 quarter, and higher net costs associated with tax-oriented investments. The effective income tax rate decreased from 38.5 percent to 37.5 percent primarily due to the increased proportion of operations in countries with lower effective tax rates.

Thirty-Six Weeks Ended September 10, 1999 Compared to Thirty-Six Weeks Ended
-----------------------------------------------------------------------------
September 11, 1998
------------------

We reported net income of $310 million for the first three quarters of 1999, on sales of $5,932 million. This represents a 12 percent increase in net income and a nine percent increase in sales over the same period in 1998. Diluted earnings per share of $1.16 increased 14 percent over the 1998 amount. Systemwide sales increased 10 percent, to $11.9 billion.

Marriott Lodging reported a 17 percent increase in operating profit on 12 percent higher sales. The results reflect average REVPAR growth of three percent across our lodging brands, strong results from Marriott Vacation Club International and contributions from new units. Systemwide lodging sales increased 12 percent to $10.7 billion.

Marriott Hotels, Resorts and Suites posted a three percent increase in average room rates, to $139, and a slight increase in occupancy to 79 percent, which generated a REVPAR increase of three percent.

Renaissance hotels posted a REVPAR increase of two percent due to a one percentage point increase in occupancy to 72 percent, and a one percent increase in average room rates to $130.

Ritz-Carlton reported an increase in average room rates of five percent, to $219, with occupancy up five percentage points to 80 percent, resulting in an 11 percent increase in REVPAR.

Residence Inn posted slightly higher REVPAR, due to a small increase in occupancy to 85 percent, and a slight increase in average room rates to $99. Operating results include contributions from new units and gains related to the disposition of six properties during the 1999 period. We retained long-term operating agreements on these properties. Residence Inn opened 68 properties since the beginning of fiscal year 1998.

Courtyard increased average room rates by two percent to $92, and occupancy increased slightly to 81 percent, resulting in a REVPAR increase of three percent. Courtyard opened 87 properties since the beginning of fiscal year 1998.

Fairfield Inn posted an increase in average room rates of one percent to $58, which was offset by a two percentage point decrease in occupancy to 74 percent, resulting in a decrease in REVPAR of one percent. Fairfield Inn opened 64 properties since the beginning of fiscal year 1998.

Marriott Vacation Club International posted substantial profit growth in the first three quarters of 1999, reflecting a 21 percent increase in contract sales.

Marriott Senior Living Services reported 15 percent higher sales in the first three quarters of 1999. Operating profit before corporate expenses and interest declined as pre-opening costs of $12 million and start-up costs of new communities more than offset gains from property sales and improved performance at established communities. Occupancy for comparable communities increased by one percentage point to 90 percent for the period.

Marriott Distribution Services achieved higher profits in the period, despite seven percent lower sales, reflecting increased operating efficiencies.

Corporate activity. Interest expense increased by $19 million in the 1999 period, primarily due to investing activities and share repurchases since the Spinoff. Corporate expenses increased primarily due to Year 2000 modification costs of $15 million compared to $8 million in the first three quarters of 1998. The effective income tax rate decreased from 38.5 percent to 37.5 percent primarily due to the increased proportion of operations in countries with lower effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled $324 million at September 10, 1999, a decrease of $66 million from year end. Cash provided by operations of $582 million increased 30 percent over 1998. Net income is stated after recording depreciation expense of $55 million and $49 million for the thirty-six weeks ended September 10, 1999 and September 11, 1998, respectively, and after amortization expense of $48 million and $44 million for the thirty-six weeks ended September 10, 1999 and September 11, 1998, respectively. EBITDA for the thirty-six weeks ended September 10, 1999 increased by $76 million, or 14 percent, to $633 million. EBITDA is an indicator of operating performance which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles.

Net cash used in investing activities totaled $636 million for the thirty-six weeks ended September 10, 1999, and included our acquisition of ExecuStay, expenditures for developing limited-service lodging properties and senior living communities, together with note advances. Cash generated from dispositions of $270 million resulted primarily from the sales of limited-service lodging properties and senior living communities under master transactions initiated in 1998. We continue to operate these properties under long-term agreements.

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

We purchased 4.5 million shares of our Class A Common Stock in the thirty-six weeks ended September 10, 1999, at a cost of $158 million. On September 30, 1999, our Board authorized the repurchase of an additional 10 million shares, resulting in a total authorization of 10.6 million shares as of September 30, 1999.

In April 1999, we filed a "universal shelf" registration statement with the Securities and Exchange Commission. That registration statement, which became effective on May 4, 1999, originally allowed us to offer to the public up to $500 million of debt securities, Class A Common Stock and/or preferred stock. This "universal shelf" format provides us with additional flexibility to meet our financing needs.

On September 20, 1999, we sold $300 million principal amount of 7-7/8 percent Series C Notes, which mature in 2009, in a public offering made under our shelf registration statement. We received net proceeds of approximately $296 million from this offering, after paying underwriting discounts, commissions and offering expenses.

On October 7, 1999, we delivered a mandatory redemption notice to the holders of the LYONs indicating our plan to redeem them on November 8, 1999 for $619.65 in cash per LYON. Holders may elect to convert each LYON into 17.52 shares of our Class A Common Stock and 2.19 shares of SMS common stock at any time prior to the close of business on November 8, 1999. If none of the holders of the 540,200 outstanding LYONs elect to convert, the aggregate redemption payment would total $335 million. Pursuant to the LYONs Allocation Agreement entered into with SMS as part of the Spinoff, SMS is obligated to fund nine percent of the aggregate LYONs redemption payment. Our 91 percent share of the redemption payment would then be $305 million, which we plan to fund with commercial paper borrowings.

In 1996, MDS became the exclusive provider of distribution services to Boston Chicken Inc. (BCI). On October 5, 1998, BCI and its Boston Market-controlled subsidiaries filed voluntary bankruptcy petitions in the U.S. Bankruptcy Court (the Court) for protection under Chapter 11 of the Federal Bankruptcy Code. The bankruptcy resulted in the closing of approximately 21 percent of the restaurants in the Boston Market chain. MDS continues to distribute to BCI and has been receiving payment of post-petition balances in accordance with the terms of its contracts with BCI. In addition, the Court has approved, and MDS has received, payment for substantially all of its pre-petition accounts receivable balances. However, the final effect on our future results of operations and financial position depends on the final resolution of BCI's bankruptcy. Under certain circumstances, if the contract were to terminate, or if BCI were to cease or further curtail its operations: (1) MDS may be unable to recover some or all of an aggregate of approximately $32 million in contract investment, receivables and inventory; and (2) MDS could have excess warehouse capacity and rolling stock.

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

We measure completion of each phase based on documentation and quantified results weighted for System Criticality. The table below reflects the status of our Year 2000 readiness process at September 10, 1999. Based on progress achieved to date for areas under our control, we expect minimal business disruptions to arise as a result of the Year 2000 readiness for the categories reflected in the table. Nonetheless, we have prepared contingency plans (described in more detail below) which address unforeseen circumstances and events beyond our control.

     -------------------------------------------------------------------------------------------------------------------------
     Step                                    IT Applications             BIS                          Building Systems
     =========================================================================================================================
     Awareness                               Complete                    Complete                     Complete

     -------------------------------------------------------------------------------------------------------------------------
     Inventory                               Complete                    Complete                     Complete

     -------------------------------------------------------------------------------------------------------------------------
     Assessment                              Complete                    Complete                     Complete

     -------------------------------------------------------------------------------------------------------------------------
     Planning                                Complete                    Complete                     Complete

     -------------------------------------------------------------------------------------------------------------------------
     Remediation/                            Over 95 percent             Over 95 percent complete     Over 95 percent
     Replacement                             complete                                                 complete

     -------------------------------------------------------------------------------------------------------------------------
     Testing and                             Testing over 95 percent     Testing is approximately     Initial testing is over
     Compliance Validation                   complete; Compliance        80 percent complete.*        95 percent complete.*
                                             Validation completed for    Compliance Validation is     Compliance validation
                                             over 90 percent of key      in progress*                 is in progress
                                             systems, with most
                                             remaining work in its
                                             final stage
     -------------------------------------------------------------------------------------------------------------------------
     Implementation                          Approximately 85 percent    Approximately 85 percent     Over 95 percent complete
                                             of implementation           complete **
                                             projects complete.
                                             Additionally, for the
                                             remaining projects
                                             involving rollout to
                                             business locations, we
                                             have made substantial
                                             progress and we expect to
                                             complete by year end 1999
     -------------------------------------------------------------------------------------------------------------------------
     Quality Assurance                       In progress for             In progress                  In progress
                                             approximately 80 percent
                                             of IT applications
     -------------------------------------------------------------------------------------------------------------------------

* Testing for third party BIS and Building Systems may consist of our receipt and evaluation of vendor compliance documentation and, where appropriate, further verification by us of compliance.

** Completion of certain BIS items is dependent on third party software patches which we have not yet received.


Year 2000 compliance communications with our significant third party suppliers, vendors and business partners, including our franchisees, are ongoing. Our efforts are focused on the connections most critical to customer service, core business processes and revenues, including those third parties that support our most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products and services, and financial institutions providing the most critical payment processing functions. We have received responses from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or by us to achieve timely Year 2000 compliance for their products. Where we have not received satisfactory responses we are addressing the potential risks of failure through our contingency planning process.

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

Costs. Many of the costs of Year 2000 compliance will be reimbursed to us or otherwise paid directly by owners and clients pursuant to existing contracts. We estimate that we will bear approximately $35 million to $40 million of the pretax costs to address the Year 2000 problem. Some of these costs relate to internal resources which will be redeployed in 2000, and, as such, represent costs which we will continue to incur in future years. The Year 2000 costs, approximately $27 million (on a pretax basis) of which have been incurred through September 10, 1999, have been and will be expensed as incurred.

In addition, we had previously planned and/or begun implementing several system replacement projects to modernize and improve our systems. The Year 2000 problem heightened the need for timely completion and some project schedules have been accelerated. These project costs have been included in our budgeting process and internal forecasts and already form part of our financial plans. Like the Year 2000 costs referred to in the preceding paragraph, many of these systems replacement costs will be reimbursed to us or otherwise paid directly by owners and clients pursuant to existing contracts. We estimate that we will bear approximately $45 million to $50 million of the pretax costs of these systems replacements, most of which will be capitalized and amortized over the useful lives of the assets.

The amount of costs we will actually incur depends on a number of factors which cannot be accurately predicted, including the extent and difficulty of the Remediation and other work to be done, the availability and cost of consultants, the extent of testing required to demonstrate Year 2000 compliance, and our ability to timely collect all payments due to us under existing contracts.

Year 2000 Contingency Plans. Our centralized services and the properties we operate already have contingency plans in place covering a variety of possible events, including natural disasters, interruption of utility service, general computer failure, and the like. We have reviewed these contingency plans and have made appropriate modifications to address specific Year 2000 issues. The modification of master contingency plans is complete, with conforming changes added to individual unit contingency plans during the third quarter. Contingency drills and preparations are being conducted.

In addition, to provide support and coordination during the actual turn of the century, we have established information and coordination centers to collect and report status and track and address problems as they occur.

Risks Posed By Our Year 2000 Issues. We currently believe that the Year 2000 problem will not have a material adverse effect on us, our business or our financial condition. However, we cannot assure you that our Year 2000 remediation or remediation by others will be completed properly and on time, and failure to do so could materially and adversely effect us. We also cannot predict the actual effects of the Year 2000 problem on us, which depend on a number of uncertainties such as:

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

As part of our contingency planning, we have analyzed the most reasonably likely worst-case scenario that could result from Year 2000-related failures. Our best estimate of this scenario, based on current information, follows. Failure by others to achieve Year 2000 compliance could cause short-term disruptions in travel patterns, caused by actual or perceived problems with travel systems, and temporary disruptions in the supply of utility, telecommunications and financial services, which may be local or regional in scope. These events could lead travelers to accelerate travel to late 1999, postpone travel to later in 2000 or cancel travel plans, which could in turn affect lodging occupancy patterns.
Such failures could be more pronounced in some areas outside the U.S. where we understand that Year 2000 compliance efforts may not be as advanced. In addition, failure by us or others to achieve Year 2000 compliance could cause short-term operational inconveniences and inefficiencies for us. This may temporarily divert management's time and attention from ordinary business activities. We will, to the extent reasonably achievable, seek to prevent and/or mitigate these effects through our compliance and contingency planning efforts.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There have been no material changes to our exposures to market risk since January 1, 1999.

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Incorporated by reference to the description of legal proceedings in the "Contingencies" footnote in the financial statements set forth in Part I, "Financial Information."

Item 2.  Changes in Securities
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     Exhibit No.    Description
     -----------    -----------

     4.1 Amended and Restated Rights Agreement, dated as of August 9, 1999, with the Bank of New York, as Rights Agent.

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

                                       October 25, 1999


                                       /s/ Arne M. Sorenson
                                       ____________________________
                                       Arne M. Sorenson
                                       Executive Vice President and
                                       Chief Financial Officer


                                       /s/ Linda A. Bartlett
                                       ____________________________
                                       Linda A. Bartlett
                                       Senior Vice President, Finance and
                                       Corporate Controller
                                       (Principal Accounting Officer)