Form 10-K
period 1999-12-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2000-03-10
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999          Commission File No. 1-13881


                         MARRIOTT INTERNATIONAL, INC.



Delaware                                                              52-2055918
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                              10400 Fernwood Road
                           Bethesda, Maryland  20817
                                (301) 380-3000


          Securities registered pursuant to Section 12(b) of the Act:

                     Title of each class                                         Name of each exchange on which registered
-------------------------------------------------------------                  ---------------------------------------------
            Class A Common Stock, $0.01 par value                                         New York Stock Exchange
   (243,957,257 shares outstanding as of January 31, 2000)                                Chicago Stock Exchange
                                                                                          Pacific Stock Exchange
                                                                                        Philadelphia Stock Exchange

The aggregate market value of shares of common stock held by non-affiliates at January 31, 2000 was $5,796,024,530.

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


    Portions of the Proxy Statement prepared for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.


             Index to Exhibits is located on pages 52 through 54.

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

     Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements.

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

          . the effect that internet hotel reservation channels may have on the rates that we are able to charge for hotel rooms; and

          . other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC).

ITEMS 1 and 2.  BUSINESS AND PROPERTIES

     We are a worldwide operator and franchisor of hotels and related lodging facilities, an operator of senior living communities, and a provider of distribution services. Our operations are grouped in three business segments, Lodging, Senior Living Services and Distribution Services, which represented 81, 6, and 13 percent, respectively, of total sales in the fiscal year ended December 31, 1999.

     In our Lodging segment, we operate, develop and franchise lodging facilities and vacation timesharing resorts. In addition, we provide over 5,100 furnished corporate housing units.

     In our Senior Living Services segment we develop and presently operate 144 senior living communities offering independent living, assisted living and skilled nursing care for seniors in the United States.

     Marriott Distribution Services (MDS) supplies food and related products to external customers and to internal lodging and senior living services operations throughout the United States.

     Financial information by industry segment and geographic area as of December 31, 1999 and for the three fiscal years then ended, appears in the Business Segments note to our Consolidated Financial Statements included in this annual report.

Formation of "New" Marriott International - Spinoff in March 1998

     We became a public company in March 1998, when we were spun off (the Spinoff) as a separate entity by the company formerly named "Marriott International, Inc." (Old Marriott). Our company - the "new" Marriott International - was formed to conduct the lodging, senior living and distribution services businesses formerly conducted by Old Marriott.

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

Lodging

     We operate or franchise 1,880 lodging properties worldwide, with 355,883 rooms as of December 31, 1999. In addition, we provide 5,184 furnished corporate housing units. We believe that our portfolio of fourteen lodging brands - from luxury to economy to extended stay to corporate housing - is the broadest of any company in the world, and that we are the leader in the quality tier of the vacation timesharing business. Consistent with our focus on management and franchising, we own very few of our lodging properties. Our lodging brands include:

Upscale Full-Service Lodging                               Extended-Stay Lodging
 . Marriott Hotels, Resorts and Suites                      .  Residence Inn
 . Renaissance Hotels, Resorts and Suites                   .  TownePlace Suites
                                                           .  Marriott Executive Apartments
Luxury Lodging
 . Ritz-Carlton

                                                           Vacation Timesharing
Moderate-Priced and Economy Lodging                        .  Marriott Vacation Club International
 . Courtyard                                                .  Horizons by Marriott Vacation Club
 . Fairfield Inn                                            .  The Ritz-Carlton Club
 . SpringHill Suites
 . Ramada International Hotels and Resorts                 Corporate Apartments
  (Europe, Middle East and Asia/Pacific)                   .  ExecuStay by Marriott

Company-Operated Lodging Properties

     At December 31, 1999, we operated a total of 882 properties (219,880 rooms) as owned or under long-term management or lease agreements with property owners (together, the Operating Agreements).

     Terms of our management agreements vary, but typically we earn a management fee which comprises a base fee, which is a percentage of the revenues of the hotel, and an incentive management fee, which is based on the profits of the hotel. Our management agreements also typically include reimbursement of costs (both direct and indirect) of operations. Such agreements are generally for initial periods of 20 to 30 years, with options to renew for up to 50 additional years. Our lease agreements also vary, but typically include fixed annual rentals plus additional rentals based on a percentage of annual revenues in excess of a fixed amount. Many of the Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Additionally, a number of the Operating Agreements permit the owners to terminate the agreement if financial returns fail to meet defined levels and we have not cured such deficiencies.

     For units that we manage, we are responsible for hiring, training and supervising the managers and employees required to operate the facilities and for purchasing supplies, for which we generally are reimbursed by the owners. We provide centralized reservation services, and national advertising, marketing and promotional services, as well as various accounting and data processing services. For lodging facilities that we manage, we prepare and implement annual operating budgets that are subject to owner approval.

Franchised Lodging Properties

     We have franchising programs that permit the use of certain of our brand names and our lodging systems by other hotel owners and operators. Under these programs, we generally receive an initial application fee and continuing royalty fees, which typically range from four percent to six percent of room revenues for all brands, plus two percent to three percent of food and beverage revenues for certain full-service hotels. In addition, franchisees contribute to our national marketing and advertising programs, and pay fees for use of our centralized reservation systems. At December 31, 1999, we had 998 franchised properties (136,003 rooms).

Summary of Properties by Brand
------------------------------

     As of December 31, 1999 we operated or franchised the following properties by brand (excluding 5,184 corporate housing rental units):

                                                                  Company-operated                       Franchised
                                                          -------------------------------     -------------------------------
                  Brand                                      Properties          Rooms           Properties          Rooms
-------------------------------------------------         --------------     ------------     --------------     ------------
Marriott Hotels, Resorts and Suites                             230               100,712                138           39,977
Ritz-Carlton                                                     36                11,878                  -                -
Renaissance Hotels, Resorts and Suites                           76                30,276                 20            7,015
Ramada International                                              7                 1,325                 19            4,246
Residence Inn                                                   137                18,404                187           20,349
Courtyard                                                       263                40,653                208           26,356
TownePlace Suites                                                26                 2,672                 35            3,434
Fairfield Inn                                                    51                 7,138                363           31,835
SpringHill Suites                                                 6                   654                 28            2,791
Marriott Vacation Club International                             43                 4,641                  -                -
Marriott Executive Apartments and other                           7                 1,527                  -                -
                                                          ---------          ------------     --------------     ------------
Total                                                           882               219,880                998          136,003
                                                          =========          ============     ==============     ============

     We plan to open approximately 230 hotels (approximately 38,000 rooms) during 2000. We believe that we have access to sufficient financial resources to finance our growth, as well as to support our ongoing operations and meet debt service and other cash requirements. Nonetheless, our ability to sell properties that we develop, and the ability of hotel or senior living community developers to build or acquire new Marriott properties, which are important parts of our growth plans, are partially dependent on the availability and price of capital.

     Marriott Hotels, Resorts and Suites primarily serve business and leisure travelers and meeting groups at locations in downtown and suburban areas, near airports and at resort locations. Most Marriott full-service hotels contain from 300 to 500 rooms. Marriott full-service hotels typically have swimming pools, gift shops, convention and banquet facilities, a variety of restaurants and lounges and parking facilities. Our 19 convention hotels (approximately 20,100 rooms) are larger and contain up to 1,900 rooms. Marriott resort hotels have additional recreational facilities, such as tennis courts and golf courses. The 13 Marriott Suites (approximately 3,400 rooms) are full-service suite hotels that typically contain approximately 250 suites, each consisting of a living room, bedroom and bathroom. Marriott Suites have only limited meeting space.

     We operate conference centers located throughout the United States. Some of the centers are used exclusively by employees of the sponsoring organization, while others are marketed to outside meeting groups and individuals. The centers typically include meeting room space, dining facilities, guestrooms and recreational facilities.

     Room operations contributed the majority of hotel sales for the fiscal year 1999 with the remainder coming from food and beverage operations, recreational facilities and other services. Although business at many resort properties is seasonal depending on location, overall hotel profits have been relatively stable and include only moderate seasonal fluctuations.

Marriott Hotels, Resorts and Suites
Geographic Distribution at December 31, 1999                           Hotels
--------------------------------------------------------------     -------------
United States (40 states and the District of Columbia)........          262      (107,752 rooms)
                                                                   =============
Non-U.S.  (46 countries and territories)
 Americas (Non-U.S.)..........................................           19
 United Kingdom...............................................           27
 Continental Europe...........................................           25
 Asia.........................................................           21
 Africa and the Middle East...................................           11
 Australia....................................................            3
                                                                   -------------
Total Non-U.S.................................................          106      (32,937 rooms)
                                                                   =============

     Ritz-Carlton hotels and resorts are renowned for their distinctive architecture and for the quality of their facilities, dining and guest service. Most Ritz-Carlton hotels have 200 to 500 guest rooms and typically include meeting and banquet facilities, a variety of restaurants and lounges, gift shops, swimming pools and parking facilities. Guests at most of the Ritz-Carlton resorts have access to additional recreational amenities, such as tennis courts and golf courses.

Ritz-Carlton Luxury Hotels and Resorts
Geographic Distribution at December 31, 1999                      Hotels
------------------------------------------------------------   ------------
United States (10 states)...................................        19       (6,897 rooms)
                                                               ------------
Non-U.S.  (15 countries and territories)....................        17       (4,981 rooms)
                                                               ============

     Renaissance is a global quality-tier brand which targets business travelers, group meetings and leisure travelers. Renaissance hotels are generally located in downtown locations of major cities, in suburban office parks, near major gateway airports and in destination resorts. Most hotels contain 300 to 500 rooms; however, a few of the convention hotels are larger, and some hotels in non-gateway markets, particularly in Europe, are smaller. Renaissance hotels typically include an all-day dining restaurant, a specialty restaurant, club floors and lounge, boardrooms, and convention and banquet facilities. Renaissance resorts have additional recreational facilities including golf, tennis and water sports.

Renaissance Hotels, Resorts, and Suites
Geographic Distribution at December 31, 1999                           Hotels
-----------------------------------------------------------------  ------------
United States (17 states and the District of Columbia)...........       39        (17,084 rooms)
                                                                   ============
Non-U.S.  (26 countries and territories)
 Americas (Non-U.S.).............................................        8
 United Kingdom..................................................        4
 Continental Europe..............................................       16
 Asia............................................................       22
 Africa and the Middle East......................................        7
                                                                   ------------
Total Non-U.S....................................................       57        (20,207 rooms)
                                                                   ============

     Ramada International is a moderately-priced brand targeted at business and leisure travelers. Each full-service Ramada International property includes a restaurant, a cocktail lounge and full-service meeting and banquet facilities. Ramada International hotels are located primarily in Europe in major and secondary cities, near major international airports and suburban office park locations. We also receive a royalty fee from Cendant Corporation (successor to HFS, Inc.) and Ramada Franchise Canada Limited for the use of the Ramada name in the United States and Canada, respectively.

Ramada International
Geographic Distribution at December 31, 1999                 Hotels
------------------------------------------------------  --------------
Continental Europe....................................         13
Asia..................................................          7
Americas (Non-U.S.)...................................          2
Africa and the Middle East............................          4
                                                        --------------
Total (14 countries and territories)..................         26            (5,571 rooms)
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

Residence Inn
Geographic Distribution at December 31, 1999                        Hotels
------------------------------------------------------------   ----------------
United States (46 states and the District of Columbia)......          317           (37,717 rooms)
                                                               ----------------
Canada......................................................            6           (960 rooms)
                                                               ----------------
Mexico......................................................            1           (76 rooms)
                                                               ================

     Courtyard is our moderate-price limited-service hotel product. Aimed at individual business and leisure travelers as well as families, Courtyard hotels maintain a residential atmosphere and typically have 80 to 150 rooms. Well landscaped grounds include a courtyard with a pool and social areas. Most hotels feature meeting rooms, limited restaurant and lounge facilities, and an exercise room. The operating systems developed for these hotels allow Courtyard to be price-competitive while providing better value through superior facilities and guest service.

Courtyard
Geographic Distribution at December 31, 1999                               Hotels
-------------------------------------------------------------------   ----------------
United States (43 states and the District of Columbia).............         435           (60,619 rooms)
                                                                      ----------------
Non-U.S.  (8 countries)............................................          36           (6,390 rooms)
                                                                      ================

     SpringHill Suites is our all-suite brand in the moderate price tier of lodging products. SpringHill Suites feature suites that are 25 percent larger than a typical hotel guest room and offer a broad range of amenities, including complimentary continental breakfast and exercise facilities. At December 31, 1999, 34 properties (3,445 rooms) were located in 21 states.

     TownePlace Suites is a moderately priced, extended-stay hotel product that is designed to appeal to business and leisure travelers. The typical TownePlace Suites hotel contains 95 high quality one- and two-bedroom suites. Each suite has a fully equipped kitchen and separate living area. Each hotel provides housekeeping services and has on-site exercise facilities, an outdoor pool, 24-hour staffing and laundry facilities. At December 31, 1999, 61 TownePlace Suites (6,106 rooms) were located in 25 states.

     Fairfield Inn is our economy lodging product which competes directly with major national economy motel chains. Aimed at cost-conscious individual business and leisure travelers, a typical Fairfield Inn has 65 to 135 rooms and offers a swimming pool, complimentary continental breakfast and free local phone calls. At December 31, 1999, 414 Fairfield Inns (38,973 rooms) were located in 46 states and the District of Columbia.

     Marriott Vacation Club International develops, sells and operates vacation timesharing resorts. Profits are generated from three primary sources: (1) selling fee simple and other forms of timeshare intervals, (2) operating the resorts and (3) financing consumer purchases of timesharing intervals.

     Many timesharing resorts are located adjacent to Marriott hotels, and timeshare owners have access to certain hotel facilities during their vacation. Owners can trade their annual interval for intervals at other Marriott timesharing resorts or for intervals at certain timesharing resorts not otherwise sponsored by Marriott through an affiliated exchange company. Owners also can trade their unused interval for points in the Marriott Rewards frequent stay program, enabling them to stay at over 1,600 Marriott hotels worldwide.

     At December 31, 1999, we had 21 resorts in active sales. In May, 1999, we announced plans to launch a new vacation ownership resort brand - Horizons by Marriott Vacation Club (Horizons). Horizons represents our entrance into the moderate tier which currently accounts for 55 percent of the vacation ownership market, which is the fastest-growing segment in the hospitality industry. The first Horizons resort is being built in Orlando, Florida with completion scheduled for early 2001. Marriott Vacation Club International's owner base continues to expand, with 140,000 owners at year end 1999, compared to 120,000 in 1998.

Marriott Vacation Club International
Geographic Distribution at December 31, 1999                         Resorts              Units
-------------------------------------------------------------    ---------------    ----------------
Continental United States....................................           37               3,891
Hawaii.......................................................            2                 248
Caribbean....................................................            2                 262
Europe.......................................................            2                 240
                                                                 ---------------    ----------------
Total........................................................           43               4,641
                                                                 ===============    ================

     Marriott Executive Apartments provide temporary housing for business executives and others who need quality accommodations outside their home country, usually for 30 or more days. Some serviced apartments operate under the Marriott Executive Apartments brand which is designed specifically for the long-term international traveler. At December 31, 1999, seven serviced apartment properties (1,527 units), including two Marriott Executive Apartments, were located in three countries and territories.

     ExecuStay provides furnished corporate apartments for stays of one month or longer nationwide. ExecuStay owns no residential real estate and provides units through short-term lease agreements with apartment owners and managers.

     Other Activities

     Marriott Golf manages 27 golf course facilities for us and for other golf course owners.

     We operate 19 systemwide hotel reservation centers, 12 of them in the U.S. and Canada and seven internationally, that handle reservation requests for Marriott lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and lease the others.

     Our Architecture and Construction Division assists in the design, development, construction and refurbishment of lodging properties and senior living communities and is paid a fee by the owners of such properties.

Competition

     We encounter strong competition both as a lodging operator and as a franchisor. There are over 500 lodging management companies in the United States, including several that operate more than 100 properties. These operators are primarily private management firms, but also include several large national chains that own and operate their own hotels and also franchise their brands. Management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

     Affiliation with a national or regional brand is prevalent in the U.S. lodging industry. In 1999, the majority of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is fairly concentrated, with the three largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.

     Outside the United States branding is much less prevalent, and most markets are served primarily by independent operators. We believe that chain affiliation will increase in overseas markets as local economies grow, trade barriers are reduced, international travel accelerates and hotel owners seek the economies of centralized reservation systems and marketing programs.

     Based on lodging industry data, we have approximately a seven percent share of the U.S. hotel market (based on number of rooms), less than a one percent share of the lodging market outside the United States and a seven percent share of annual worldwide timesharing sales of about $7 billion. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation, because our hotels typically generate higher occupancies and Revenue per Available Room (REVPAR) than direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong customer preference. Approximately 37 percent of our ownership resort sales come from additional purchases by or referrals from existing owners. We believe that the location and quality of our lodging facilities, our marketing programs, reservation systems and our emphasis on guest service and satisfaction are contributing factors across all of our brands.

     Properties that we operate or franchise are regularly upgraded to maintain their competitiveness. Our management, lease, and franchise agreements provide for the allocation of funds, generally a fixed percentage of revenue, for periodic renovation of buildings and replacement of furnishing. We believe that the ongoing refurbishment program is adequate to preserve the competitive position and earning power of the hotels. We also strive to update and improve the products and services we offer. We believe that by operating a number of hotels in each of our brands, we stay in direct touch with customers and react to changes in the marketplace more quickly than chains which rely exclusively on franchising.

     The Marriott Rewards and Marriott Miles programs enhance repeat guest business by rewarding frequent travelers with free stays at Marriott hotels or free travel on 18 participating airlines. Marriott Rewards is a multi-brand frequent guest program with a total of over 12 million members which covers eight Marriott brands. We believe that the frequent stay programs generate substantial repeat business that might otherwise go to competing hotels.

Marriott Senior Living Services

     In our Senior Living Services business, we develop and operate both "independent full-service" and "assisted living" senior living communities and provide related senior care services. Most are rental communities with monthly rates that depend on the amenities and services provided. We are one of the largest U.S. operators of senior living communities in the quality tier.

     As shown in the table below, at December 31, 1999 we operated 144 senior living communities in 29 states.

                                                                                Communities               Units (1)
                                                                            --------------------     --------------------
Independent full-service
  - owned...............................................................             3                        1,193
  - operated under long-term agreements.................................            42                       11,651
                                                                            --------------------     --------------------
                                                                                    45                       12,844
Assisted living
  - owned...............................................................            51                        5,621
  - operated under long-term agreements                                             48                        6,295
                                                                            --------------------     --------------------
                                                                                    99                       11,916
                                                                            --------------------     --------------------
Total senior living communities                                                    144                       24,760
                                                                            ====================     ====================

(1) Units represent independent living apartments plus beds in assisted living and nursing centers.

     At December 31, 1999, we operated 45 independent full-service senior living communities, which offer both independent living apartments and personal assistance units for seniors. Most of these communities also offer licensed nursing care.

     At December 31, 1999, we also operated 99 assisted living senior living communities principally under the names "Brighton Gardens by Marriott," "Village Oaks," and "Marriott MapleRidge." Assisted living senior living communities are for seniors who benefit from assistance with daily activities such as bathing, dressing or medication. Brighton Gardens is a quality-tier assisted living concept which generally has 90 assisted living suites and in certain locations, 30 to 45 nursing beds in a community. In some communities, separate on-site centers also provide specialized care for residents with Alzheimer's or other memory-related disorders. Village Oaks is a moderately-priced assisted living concept which emphasizes companion living and generally has 70 suites in a community. This concept is geared for the cost conscious senior who benefits from the companionship of another unrelated individual. Marriott MapleRidge assisted living communities consist of a cluster of six or seven 14-room cottages which offer residents a smaller scale, more intimate setting and family-like living at a moderate price.

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

Marriott Distribution Services

  MDS is a United States limited-line distributor of food and related supplies, carrying an average of 3,000 product items per distribution center. This segment originally focused on purchasing, warehousing and distributing food and supplies to other Marriott businesses. However, MDS has increased its third-party business to about 87 percent of total sales volume in the year ended December 31, 1999.

  MDS operated a nationwide network of 13 distribution centers at December 31, 1999. Leased facilities are generally built to our specifications, and utilize a narrow aisle concept and technology to enhance productivity.

  Through MDS, we compete with numerous national, regional and local distribution companies in the $147 billion U.S. food distribution industry. We attract clients by adopting competitive pricing policies and by maintaining one of the highest order fill rates in the industry. In addition, our limited product lines, operating systems, and other economies provide a favorable cost structure which we are able to leverage in pursuing new business.

Employee Relations

  At December 31, 1999, we had approximately 143,000 employees. Approximately 5,500 employees at properties we manage were represented by labor unions. We believe relations with our employees are positive.

Other Properties

  In addition to the operating properties discussed above, we lease an 870,000 square foot office building in Bethesda, Maryland which serves as our headquarters.

  We believe our properties are in generally good physical condition with need for only routine repair and maintenance.

ITEM 3.  LEGAL PROCEEDINGS

  Incorporated by reference to the description of legal proceedings in the "Contingent Liabilities" footnote in the financial statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

Part II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The range of prices of our common stock and dividends declared per share for the period since the March 27, 1998 Spinoff are as follows. No data are presented for the period prior to the Spinoff since we were not a publicly-held company during that time.

                                               Stock Price                      Dividends
                            ---------------------------------------------
                                                                               Declared Per
                                    High                        Low               Share
                            --------------------      -------------------   -----------------
1998    Second Quarter....  $      38  7/16           $       30   1/2      $         0.095/1/
        Third Quarter.....         34   1/2                   24   5/8                0.050
        Fourth Quarter....         30   1/4                   19   3/8                0.050

                                               Stock Price                      Dividends
                            ---------------------------------------------
                                                                               Declared Per
                                    High                        Low               Share
                            --------------------      -------------------   -----------------
1999    First Quarter.....  $      39  15/16          $       29            $         0.050
        Second Quarter....         44    1/2                  33                      0.055
        Third Quarter.....         38    1/2                  33  5/16                0.055
        Fourth Quarter....         36    1/4                  29  9/16                0.055

/1/ Total of $.045 for the first quarter (declared and paid in the second quarter), and $.05 second quarter dividend.


  At January 31, 2000, there were 243,957,257 shares of Class A Common Stock outstanding held by 55,987 shareholders of record. Our Class A Common Stock is traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and Philadelphia Stock Exchange.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

  The following table presents summary selected historical financial data for the Company derived from our financial statements as of and for the five fiscal years ended December 31, 1999.

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

                                                                              Fiscal Year
                                                       ---------------------------------------------------------
                                                          1999         1998        1997      1996/1/       1995
                                                       --------     --------     --------   --------     -------
                                                                  (in millions, except per share data)
Income Statement Data:
Sales...........................................       $  8,739     $  7,968     $  7,236   $  5,738     $ 4,880
Operating Profit Before
 Corporate Expenses and Interest................            830          736          609        508         390
Net Income......................................            400          390          324        270         219
Per Share Data:
Diluted Earnings Per Share......................           1.51         1.46
Cash Dividends Declared.........................           .215         .195
Balance Sheet Data (at end of year):
Total Assets....................................          7,324        6,233        5,161      3,756       2,772
Long-Term and Convertible Subordinated Debt.....          1,676        1,267          422        681         180
Shareholders' Equity............................          2,908        2,570


_______________________
/1/Fiscal year 1996 includes 53 weeks, all other years include 52 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  The following discussion presents an analysis of results of our operations for fiscal years ended December 31, 1999, January 1, 1999, and January 2, 1998. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based on U.S. properties operated by us except for Fairfield Inn, which data also include franchised units. Systemwide sales and statistics include data from our owned, leased, managed and franchised properties.

  In 1998 we changed our accounting policy to no longer include the working capital and sales of managed hotels and managed senior living communities in our financial statements. Instead, our sales include fees earned plus costs recovered from owners of managed properties. We restated prior periods and all references in the discussion below refer to financial statement data prepared under our new accounting policy. This restatement reflects reductions in sales of $2,240 million for 1998 and $1,810 million for 1997, compared to sales as previously calculated for those periods.

  Consolidated Results

1999 Compared to 1998

  Net income increased three percent to $400 million in 1999 and diluted earnings per share advanced three percent to $1.51. Overall profit growth in 1999 was curtailed by a $39 million pretax charge to reflect an agreement to settle pending litigation, (refer to the "Contingent Liabilities" footnote in the financial statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data") incremental costs of our Year 2000 readiness efforts, and an operating loss in our senior living services business.

  Sales increased 10 percent to $8.7 billion in 1999, reflecting revenue gains at established hotels, and contributions from new lodging properties and senior living communities. Systemwide sales grew 10 percent to $17.7 billion in 1999.

1998 Compared to 1997

  Net income increased 20 percent to $390 million in 1998. Diluted earnings per share advanced 23 percent to $1.46, reflecting higher net income and the impact of share repurchases. Profit growth was driven by strong performance for our U.S. lodging operations, and improved results for our distribution services business. Sales grew 10 percent to $8.0 billion, primarily due to the net addition of 496 hotels (including acquisitions) and 41 senior living communities from the beginning of 1997 through year-end 1998. Systemwide sales in 1998 were $16.0 billion, a 21 percent increase compared to the preceding year.

 Marriott Lodging

                                                                           Annual Change
                                                                         ------------------
(dollars in millions)                        1999      1998      1997     99/98     98/97
------------------------------------       --------  --------  --------  --------  --------
Sales...............................       $ 7,041   $ 6,311   $ 5,247        +12%      +20%
Operating profit....................           827       704       570        +17%      +24%

1999 Compared to 1998

  Marriott Lodging reported a 17 percent increase in operating profit and 12 percent higher sales in 1999. Results reflected higher room rates for U.S. hotels, contributions from new hotels worldwide, and strong interval sales in resort timesharing. We estimate that lodging operating profit in 1999 was attributable to base management fees (27 percent of total), franchise fees (17 percent) and land rent (three percent) that are based on fixed dollar amounts or percentages of sales. The balance was attributable to our timesharing business (15 percent), and to incentive management fees and other income based on the profits of the underlying properties (38 percent).

  Across our Lodging brands, REVPAR for comparable company-operated U.S. properties grew by an average of 3.7 percent in 1999. Average room rates for these hotels rose 3.6 percent, while occupancy remained at 77.5 percent. Occupancy, average daily rate and REVPAR for each of our principal established brands is shown in the following table.

                                                                                Comparable
                                                                             U.S. properties                     Systemwide
                                                                      -------------------------------   ----------------------------
                                                                                        Change vs.                      Change vs.
                                                                            1999            1998             1999          1998
                                                                      ---------------  --------------   -------------  -------------
Marriott Hotels, Resorts and Suites
   Occupancy..........................................                     77.5%       -0.1%   pts.          73.8%       -2.1%  pts.
   Average daily rate.................................                $  140.86        +3.9%            $  132.51        +2.3%
   REVPAR.............................................                $  109.22        +3.9%            $   97.79        -0.5%

Ritz-Carlton
   Occupancy..........................................                     77.8%       +3.4%   pts.          75.4%       +2.9%  pts.
   Average daily rate.................................                $  219.37        +5.5%            $  201.51        +4.1%
   REVPAR.............................................                $  170.67       +10.3%            $  151.94        +8.3%

Renaissance Hotels, Resorts and Suites
   Occupancy..........................................                     70.8%       +0.5%   pts.          68.7%       +0.8%  pts.
   Average daily rate.................................                $  132.09        +2.1%            $  130.59        +7.1%
   REVPAR.............................................                $   93.54        +2.9%            $   89.72        +8.3%

Residence Inn
   Occupancy..........................................                     83.0%       -0.1%   pts.          79.0%       -1.6%  pts.
   Average daily rate.................................                $   99.03        +0.9%            $   98.44        +4.2%
   REVPAR.............................................                $   82.23        +0.8%            $   77.77        +2.2%

Courtyard
   Occupancy..........................................                     79.3%       -0.1%   pts.          73.2%       -4.4%  pts.
   Average daily rate.................................                $   91.48        +2.8%            $   89.65        +2.7%
   REVPAR.............................................                $   72.53        +2.7%            $   65.62        -3.2%

Fairfield Inn
   Occupancy..........................................                     71.0%       -2.2%   pts.          68.7%       -3.7%  pts.
   Average daily rate.................................                $   58.87        +3.3%            $   59.15        +3.0%
   REVPAR.............................................                $   41.80        +0.1%            $   40.64        -2.3%

  International hotel operations posted improved results in 1999, reflecting profit growth for properties in continental Europe, the Middle East, Latin America and the Caribbean region.

  Marriott Vacation Club International achieved a 22 percent increase in contract sales in 1999, as well as higher income from resort management. Strong interval sales were generated at timeshare resorts in Florida, South Carolina, Hawaii and Spain. During 1999, we had 21 resorts in active sales, including the initial project (Orlando, Fla.) for Horizons by Marriott Vacation Club, a new product line targeting the moderate price tier of the timeshare market.

  We added a net total of 194 hotels and timesharing resorts (27,600 rooms) across our lodging brands during 1999.

1998 Compared to 1997

  Marriott Lodging reported a 24 percent increase in operating profit and 20 percent higher sales in 1998. Results reflected solid room rate growth at U.S. hotels, and contributions from new properties worldwide. We added a net total of 176 hotels and resorts (27,800 rooms) to our lodging system in 1998. Lodging operating profit in 1998 was attributable to base management fees (28 percent of total), franchise fees (18 percent), land rent and other income (three percent), resort timesharing (13 percent), and incentive management fees and other profit participations (38 percent).

  Across our lodging brands, REVPAR for comparable company-operated U.S. properties grew by an average of six percent in 1998. Average room rates for these hotels rose more than six percent, well in excess of inflation, while occupancy dipped one-half percentage point to 78 percent.

                                                                                Comparable
                                                                             U.S. properties                     Systemwide
                                                                      -------------------------------   ----------------------------
                                                                                        Change vs.                      Change vs.
                                                                            1998            1997             1998          1997
                                                                      ---------------  --------------   -------------  -------------
Marriott Hotels, Resorts and Suites
   Occupancy................................................               78.0%         -0.5%   pts.        75.9%       -0.7%  pts.
   Average daily rate.......................................          $  137.95          +6.7%          $  129.52        +5.9%
   REVPAR...................................................          $  107.60          +6.1%          $   98.31        +4.9%

Ritz-Carlton
   Occupancy................................................               75.4%         -2.1%   pts.        72.5%       -4.9%  pts.
   Average daily rate.......................................          $  205.48          +8.7%          $  193.53        +3.5%
   REVPAR...................................................          $  154.93          +5.8%          $  140.31        -3.1%

Renaissance Hotels, Resorts and Suites
   Occupancy................................................               70.3%         +0.7%   pts.        67.9%       +1.0%  pts.
   Average daily rate.......................................          $  129.38          +5.4%          $  121.98        -3.2%
   REVPAR...................................................          $   90.95          +6.5%          $   82.82        -1.8%

Residence Inn
   Occupancy................................................               83.3%         -0.2%   pts.        80.6%          -   pts.
   Average daily rate.......................................          $   99.12          +3.9%          $   94.44        +3.8%
   REVPAR...................................................          $   82.59          +3.7%          $   76.12        +3.8%

Courtyard
   Occupancy................................................               79.7%         -0.7%   pts.        77.6%       -0.6%  pts.
   Average daily rate.......................................          $   89.32          +6.8%          $   87.33        +5.8%
   REVPAR...................................................          $   71.22          +6.0%          $   67.77        +5.0%

Fairfield Inn
   Occupancy................................................               73.5%         -0.4%   pts.        72.4%       -0.6%  pts.
   Average daily rate.......................................          $   56.08          +3.6%          $   57.43        +5.1%
   REVPAR...................................................          $   41.19          +2.9%          $   41.58        +4.2%

  Results for our international hotel operations declined in 1998, as profit growth in Europe and Latin America was offset by the impact of difficult economic conditions in the Asia/Pacific region, and reduced travel in the Middle East.

  Marriott Vacation Club International generated a 10 percent increase in contract sales in 1998, and higher income from resort management and financing activities. MVCI reported strong sales activity at major timeshare resorts in Florida, South Carolina, California, Hawaii, Spain and Aruba.

  In March 1998, we increased our ownership interest in The Ritz-Carlton Hotel Company LLC to 99 percent from 49 percent. Sales for Marriott Lodging were up 11 percent in 1998 before the impact of consolidating this hotel management company.

  Marriott Senior Living Services

                                                                         Annual Change
                                                                       --------------------
(dollars in millions)                1999        1998        1997       99/98       98/97
-----------------------------      --------    --------    --------    --------    --------
Sales.........................     $    559    $    479    $    446         +17%        + 7%
Operating (loss) profit.......          (18)         15          32          n/m        -53%

1999 Compared to 1998

  Marriott Senior Living Services posted a 17 percent increase in sales in 1999, as we added a net total of 31 new communities (4,216 living units) during the year. Occupancy for comparable communities increased by nearly one percentage point to 90 percent in 1999.

  The division reported an operating loss in 1999, primarily as a result of $18 million of pre-opening costs for new communities, increased accounts receivable reserves, and one-time charges associated with our decision to slow new construction until market conditions improve.

1998 Compared to 1997

  Marriott Senior Living Services opened 24 senior living communities in 1998, including 14 Brighton Gardens, our assisted living brand serving the quality tier. Profit comparisons for 1998 were affected by the mid-1997 sale of 29 senior living communities which we continue to operate under long-term agreements. Excluding the impact of this transaction, operating profit for the division increased by $5 million in 1998. Occupancy for comparable communities was unchanged for the year.

 Marriott Distribution Services

                                                                         Annual Change
                                                                       --------------------
(dollars in millions)                1999        1998        1997       99/98       98/97
-----------------------------      --------    --------    --------    --------    --------
Sales.........................     $  1,139    $  1,178    $  1,543         - 3%       - 24%
Operating profit..............           21          17           7         +24%       +143%

1999 Compared to 1998

  Operating profit for Marriott Distribution Services increased 24 percent in 1999 on a modest decline in sales. The division benefited from higher gross margins per case and reduced inventory losses compared to 1998.

1998 Compared to 1997

  Operating profit for Marriott Distribution Services more than doubled in 1998, while sales declined 24 percent due to a reduction in the total number of accounts serviced. Results were boosted by the consolidation of distribution facilities, and realization of significant economies in warehouse operations and transportation.

  Corporate expenses, interest and taxes

1999 Compared to 1998

  Corporate expenses increased to $164 million in 1999 primarily due to a $39 million pretax charge associated with an agreement to settle pending litigation, together with increased systems-related costs, including $22 million of costs associated with our Year 2000 readiness program, compared to $12 million of Year 2000 readiness program costs in 1998. Interest expense more than doubled to $61 million as a result of borrowings to finance growth outlays and share repurchases. Our effective income tax rate decreased to approximately 37.3 percent in 1999 from 38.3 percent in 1998, primarily due to the impact of tax-oriented investments, and increased income in countries with lower effective tax rates.

1998 Compared to 1997

  Corporate expenses rose 25 percent in 1998, and included $12 million of costs associated with our Year 2000 readiness program. Interest expense increased 36 percent in 1998 as a result of incremental borrowings to finance capital expenditures and share repurchases. Our effective income tax rate decreased to approximately 38.3 percent in 1998, from 39 percent in 1997, primarily due to increased income in countries with lower effective tax rates.

  Lodging Development

  Marriott Lodging opened 243 properties totaling 36,500 rooms across its brands in 1999, while 49 hotels (8,900 rooms) exited the system. Highlights of the year included:

     . Twenty-five full-service properties (approximately 7,100 rooms) opened outside the United States. These include our first hotels in Armenia, Ecuador, El Salvador, Guam, The Netherlands Antilles, Portugal and Spain.

     . Thirty-nine hotels (9,400 rooms) converted from independent status or competitor chains, including the 504-room Renaissance Worthington Hotel in Texas, and the 387-room JW Marriott Ihilani Resort & Spa at Ko Olina on the island of Oahu, Hawaii.

     . A record 195 properties (approximately 23,500 rooms) added to our select service and extended-stay brands, including the renovation and conversion to Courtyard of historically significant urban properties in Philadelphia, Washington, D.C., Fort Worth, San Diego and Omaha.

     . Development of new Marriott Vacation Club International resorts in
       Newport Beach, Calif., Panama City and Miami, Fla., Williamsburg, Va., and Maui, Hawaii, and a Horizons by Marriott Vacation Club resort in Orlando, Fla.

  At year-end 1999, we had over 400 hotel properties (approximately 70,000 rooms) under construction or approved for development. We expect to open approximately 230 hotels and timesharing resorts (38,000 rooms) in 2000. Over a five-year period (1999 to 2003), we plan to add 175,000 rooms to our lodging system. These growth plans are subject to numerous risks and uncertainties, many of which are outside our control. See "Forward-Looking Statements" above and "Liquidity and Capital Resources" below.

Senior Living Services Development

  During 1999, Marriott Senior Living Services neared completion of a major expansion program involving the opening of 60 new communities over a two-year period from mid-1998 through mid-2000. The division's development efforts in 1999 were focused on its popular Brighton Gardens assisted living brand, and Marriott MapleRidge, an assisted living concept designed for seniors who prefer a more intimate, family-like setting.

  Due to oversupply conditions in some senior housing markets, we decided in 1999 to slow development of planned communities. Consequently, a number of projects in the early stages of development were postponed or cancelled. Marriott Senior Living Services is continuing to pursue development of new communities to be financed by third parties, and expects to resume active development of company-owned projects when market conditions improve.

  Ten senior living communities under construction at year end 1999 are scheduled to open during 2000.

Liquidity And Capital Resources

  We believe that we have access to sufficient financial resources to finance our growth, as well as to support our ongoing operations and meet debt service and other cash requirements. However, our ability to sell properties that we develop, and the ability of hotel or senior living community developers to build or acquire new Marriott-branded properties, which are important parts of our growth plans, are partially dependent on the availability and cost of capital. We are monitoring the status of the capital markets, and are evaluating the effect, that changes in capital market conditions may have on our ability to execute our announced growth plans.

Cash From Operations

  Cash from operations was $711 million in 1999, $605 million in 1998, and $542 million in 1997. Net income is stated after depreciation expense of $96 million in 1999, $76 million in 1998 and $68 million in 1997, and after amortization expense of $66 million in 1999, $64 million in 1998 and $58 million in 1997. While our timesharing business generates strong operating cash flow, annual amounts are affected by the timing of cash outlays for the acquisition and development of new resorts, and cash received from purchaser financing. We include interval sales we finance in cash from operations when we collect cash payments or the notes are sold for cash.

  Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased to $860 million in 1999, compared to $802 million in 1998 and $679 million in 1997, and has grown at an 18 percent annual rate since 1995.

  We consider EBITDA to be an indicator of our operating performance because it can be used to measure our ability to service debt, fund capital expenditures and expand our business. Nevertheless, you should not consider EBITDA an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles.

  A substantial portion of our EBITDA is based on fixed dollar amounts or percentages of sales. These include lodging base management and franchise fees and land rent. With more than 2,000 hotels and senior living communities in the Marriott system, no single property or region is critical to our financial results.

  Our ratio of current assets to current liabilities was .92 at December 31, 1999, compared to .94 at January 1, 1999. Each of our businesses minimizes working capital through strict credit-granting policies, aggressive collection efforts and high inventory turnover.

Investing Activities Cash Flows

  Acquisitions. We continually seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions. We entered the $3 billion corporate housing market in 1999 by acquiring ExecuStay Corporation, a leading provider of furnished apartments for executives and other professionals.

  In 1998, we increased our ownership interest in The Ritz-Carlton Hotel Company LLC, a luxury hotel brand and management company, to 99 percent from 49 percent. We expect to acquire the remaining one percent of this company within the next several years. In 1997, we acquired Renaissance Hotel Group N.V., an operator and franchisor of approximately 150 hotels in 38 countries.

  Dispositions. Asset sales generated proceeds of $436 million in 1999, $332 million in 1998 and $571 million in 1997. In 1999 we closed on the sales of 22 hotels and nine senior living communities. We also have negotiated asset sales agreements with aggregate proceeds of $82 million for sales expected to be completed in 2000 or 2001. We continue to operate these properties under long-term operating agreements.

  Capital Expenditures and Other Investments. Capital expenditures of $929 million in 1999, $937 million in 1998 and $520 million in 1997, included development and construction of new hotels and senior living communities. Over time, we expect to sell certain lodging and senior living properties under development, or to be developed, while continuing to operate them under long-term agreements.

  We also expect to continue to make other investments to grow our businesses, including loans, minority equity investments and development of new timeshare resorts in connection with adding units to our Lodging business.


  We have made loans to owners of hotels and senior living communities which we operate or franchise. Loans outstanding under this program totaled $295 million at December 31, 1999 and $213 million at January 1, 1999. Unfunded commitments aggregating $193 million were outstanding at December 31, 1999. These loans typically are secured by mortgages on the projects. We participate in a program with an unaffiliated lender in which we may partially guarantee loans made to facilitate third party ownership of hotels and senior living services communities which we operate or franchise.


Cash From Financing Activities

  Long-term debt (including convertible subordinated debt at January 1, 1999) increased by $409 million in 1999 and $845 million in 1998, primarily to finance our capital expenditure and share repurchase programs.

  Our financial objectives include diversifying our financing sources and optimizing the mix and maturity of our long-term debt. At year-end 1999, our long-term debt (including commercial paper borrowings of $781 million) had an average interest rate of 6.4 percent and an average maturity of approximately
5.8 years. The ratio of fixed rate long-term debt to total long-term debt was 53 percent as of December 31, 1999.

  We issued $300 million of 10-year senior notes in September 1999 at a yield to maturity of 8.0 percent, and received net offering proceeds of $296 million. In 1998, we issued a total of $400 million of 5-year and 7-year senior notes at an average yield to maturity of 6.8 percent and received net offering proceeds of $396 million.

  We have entered into revolving credit agreements which provide for borrowings of $1.5 billion expiring in March 2003, and $500 million expiring in February 2004. No loans were outstanding at year-end 1999 under these facilities, which support our commercial paper program and letters of credit. We had $1.2 billion of unused revolving credit available under these facilities as of December 31, 1999. Borrowings under these facilities bear interest at LIBOR plus a spread, based on our public debt rating.

  We called for mandatory redemption of our Liquid Yield Option Notes (LYONs) in 1999. Approximately 64 percent of LYONs holders elected to convert their notes to common stock, for which we issued 6.1 million shares. The other 36 percent of LYONs holders received cash totaling $120 million, which reduced by 3.4 million common shares the dilutive impact of these convertible debt securities issued by a predecessor company in 1996. Nine percent of the cash redemption price was reimbursed to us by the predecessor company (Sodexho Marriott Services, Inc.).

  In January 2000, we filed a "universal shelf" registration statement with the Securities and Exchange Commission. Together with the authority remaining under a universal shelf registration statement filed in April 1999, this gives us the flexibility to offer to the public up to $500 million of debt securities, common stock or preferred stock.

  We determine our debt capacity based on the amount and variability of our cash flows. EBITDA coverage of gross interest cost was 9.1 times in 1999, and cash flow requirements under our loan agreements were exceeded by a substantial margin.

  Share Repurchases. We periodically repurchase our common stock to replace shares needed for employee stock plans and for other corporate purposes. We purchased 10.8 million of our shares in 1999 at an average price of $33 per share, and 13.7 million shares in 1998 at an average price of $29 per share. On February 3, 2000 our Board of Directors authorized the repurchase of an additional 25 million shares.

  Dividends. In April 1999, our Board of Directors increased the quarterly cash dividend by 10 percent to $.055 per share. We plan to continue to reinvest the major portion of our earnings in our business.

Other Matters

Boston Market

  In 1996, MDS became the exclusive provider of distribution services to Boston Chicken, Inc. (BCI). On October 5, 1998, BCI and its Boston Market-controlled subsidiaries filed voluntary bankruptcy petitions for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court in Phoenix (the Court), and BCI and a franchisee announced closings of approximately 20 percent of the restaurants in the Boston Market chain. In December 1999, McDonald's Corporation (McDonald's) announced that it had reached a definitive agreement to purchase the majority of the assets of BCI, subject to confirmation of the BCI plan of reorganization, including Court approval. If approved, the purchase is expected to close in mid-2000, although no date has been established. MDS continues to provide distribution services to BCI and has been receiving payment of post-petition balances in accordance with the terms of its contract with BCI. In addition, the Court approved, and MDS has been paid, substantially all of MDS's pre-petition accounts receivable balances. Given the uncertainties involved in BCI's bankruptcy and the planned sale to McDonald's, we cannot predict the potential effect these events will have on our future results of operations and financial position. If our contract were to terminate, or if BCI or McDonald's ceased or further curtailed the operations of Boston Market, MDS might be unable to recover up to $21 million in contract investment, receivables and inventory, and MDS could have excess warehouse capacity and rolling stock.

Inflation

  Inflation has been moderate in recent years, and has not had a significant impact on our businesses.

Year 2000 Readiness Disclosure

  The "Year 2000 problem" arose because many computer programs and chip-based embedded technology systems used only the last two digits to refer to a year, and therefore could not properly recognize a year beginning with "20" instead of the familiar "19." If not corrected, many computer applications could have failed or created erroneous results.

  State of Readiness. Prior to December 31, 1999, we adopted and completed an enterprise-wide multi-step process toward Year 2000 readiness of our information resource systems and other systems that use embedded computer chips. We also modified operational contingency plans to specifically address Year 2000 issues, and established information coordination centers to collect and report status and track and address problems had they occurred during the actual turn of the century.

  As of March 3, 2000, we had not experienced any significant business disruption as a result of the Year 2000 problem. Although Year 2000 problems may not become evident until long after January 1, 2000, based on our Year 2000 readiness process and our experience at the end of 1999 and in early 2000, we also do not expect significant Year 2000 related business disruptions in the future.

  Costs. Many of the costs of Year 2000 compliance have been or will be reimbursed to us or otherwise paid directly by owners and clients pursuant to existing contracts. Through December 31, 1999, we have expensed approximately $34 million of the pretax costs to address the Year 2000 problem. Although we do not expect to incur significant Year 2000 related costs after December 31, 1999, some of the Year 2000 costs incurred in prior years related to internal resources which we used to address the Year 2000 Problem. Those resources, which have now been redeployed, will continue to generate costs in 2000 and future years.

  In addition, the Year 2000 problem heightened the need for timely completion of previously planned system modernization and replacement projects. We estimate that we will bear approximately $45 million to $50 million of the pretax costs for these projects, most of which will be capitalized and amortized over the useful lives of the assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to market risk from changes in interest rates. We manage our exposure to this risk by monitoring available financing alternatives, and through development and application of credit granting policies. Our strategy to manage exposure to changes in interest rates is unchanged from January 1, 1999. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the near future.

  The following sensitivity analysis displays how our earnings and the fair values of certain instruments we hold are affected by changes in interest rates.

  We hold notes receivable that earn interest at variable rates. Hypothetically, an immediate one percentage point change in interest rates would change annual interest income by $3 million based on the balances of these notes receivable at December 31, 1999 and January 1, 1999.

  Changes in interest rates also impact the fair value of our long-term fixed rate debt and long-term fixed rate notes receivable. Based on the balances outstanding at December 31, 1999 and January 1, 1999, a hypothetical immediate one percentage point change in interest rates would change the fair value of our long-term fixed rate debt by $41 million and $24 million, respectively, and would change the fair value of long-term fixed rate notes receivable by $5 million and $2 million, respectively.

  Our commercial paper has been excluded from the above sensitivity analysis. Although commercial paper is classified as long-term debt based on our ability and intent to refinance it on a long-term basis, all commercial paper matures within three months of year-end. As a result, there would be no material expected change in interest expense or fair value following a reasonably expected change in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial information is included on the pages indicated:

                                                                                              Page
                                                                                         ------------
Report of Independent Public Accountants...........................................             23
Consolidated Statement of Income...................................................             24
Consolidated Balance Sheet.........................................................             25
Consolidated Statement of Cash Flows...............................................             26
Consolidated Statement of Comprehensive Income.....................................             27
Consolidated Statement of Shareholders' Equity.....................................             28
Notes to Consolidated Financial Statements.........................................          29-45

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Marriott International, Inc.:

  We have audited the accompanying consolidated balance sheet of Marriott International, Inc. as of December 31, 1999 and January 1, 1999, and the related consolidated statements of income, cash flows and comprehensive income for each of the three fiscal years in the period ended December 31, 1999 and the consolidated statement of shareholders' equity for the period from March 27, 1998 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marriott International, Inc. as of December 31, 1999 and January 1, 1999, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP


Vienna, VA
February 29, 2000

                          MARRIOTT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF INCOME
   Fiscal Years Ended December 31, 1999, January 1, 1999 and January 2, 1998
                   ($ in millions, except per share amounts)


                                                                          1999         1998         1997
                                                                        --------     --------     --------
  SALES..........................................................       $  8,739     $  7,968     $  7,236

  OPERATING COSTS AND EXPENSES...................................          7,909        7,232        6,627
                                                                        --------     --------     --------
  OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST..................................................            830          736          609
  Corporate expenses.............................................           (164)        (110)         (88)
  Interest expense...............................................            (61)         (30)         (22)
  Interest income................................................             32           36           32
                                                                        --------     --------     --------
  INCOME BEFORE INCOME TAXES.....................................            637          632          531
  Provision for income taxes.....................................            237          242          207
                                                                        --------     --------     --------
  NET INCOME.....................................................       $    400     $    390     $    324
                                                                        ========     ========     ========
                                                                          1999         1998          1997
                                                                        --------     --------     ----------
  EARNINGS PER SHARE                                                                              (pro forma,
                                                                                                   unaudited)
                                                                                                  ----------
    Basic Earnings Per Share.....................................       $   1.62     $   1.56      $  1.27
                                                                        ========     ========     ==========

    Diluted Earnings Per Share...................................       $   1.51     $   1.46      $  1.19
                                                                        ========     ========     ==========

                See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                     December 31, 1999 and January 1, 1999
                                ($ in millions)


                                                                         December 31,           January 1,
                                                                            1999                   1999
                                                                         ------------           ----------
                             ASSETS
Current assets
      Cash and equivalents...........................................    $     489             $     390
      Accounts and notes receivable..................................          740                   605
      Inventories, at lower of average cost or market................           93                    75
      Prepaid taxes..................................................          220                   200
      Other..........................................................           58                    63
                                                                         ---------             ---------
                                                                             1,600                 1,333
                                                                         ---------             ---------

Property and equipment...............................................        2,845                 2,275
Intangible assets....................................................        1,820                 1,712
Investments in affiliates............................................          294                   228
Notes and other receivables..........................................          473                   434
Other................................................................          292                   251
                                                                         ---------             ---------
                                                                         $   7,324             $   6,233
                                                                        ==========            ==========



   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable..............................................     $     628             $     497
      Accrued payroll and benefits..................................           399                   345
      Self-insurance................................................            36                    42
      Other payables and accruals...................................           680                   528
                                                                         ---------             ---------
                                                                             1,743                 1,412
                                                                         ---------             ---------

Long-term debt......................................................         1,676                   944
Self-insurance......................................................           142                   179
Other long-term liabilities.........................................           855                   805
Convertible subordinated debt.......................................             -                   323
Shareholders' equity
      Class A common stock, 255.6 million shares issued.............             3                     3
      Additional paid-in capital....................................         2,738                 2,713
      Retained earnings.............................................           508                   218
      Treasury stock, at cost.......................................          (305)                 (348)
      Accumulated other comprehensive income........................           (36)                  (16)
                                                                         ---------             ---------
                                                                             2,908                 2,570
                                                                         ---------             ---------
                                                                         $   7,324             $   6,233
                                                                        ==========             =========

                 See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
   Fiscal Years Ended December 31, 1999, January 1, 1999 and January 2, 1998
                                ($ in millions)


                                                                   1999           1998             1997
                                                                ---------      ---------        ----------
OPERATING ACTIVITIES
   Net income...............................................     $    400       $    390        $      324
   Adjustments to reconcile to cash provided by
    operations:
       Depreciation and amortization........................          162            140               126
       Income taxes.........................................           87             76                64
       Timeshare activity, net..............................         (102)            28              (118)
       Other................................................           19            (22)               88
   Working capital changes:
       Accounts receivable..................................         (126)          (104)             (190)
       Inventories..........................................          (17)            15                (3)
       Other current assets.................................          (38)           (16)              (15)
       Accounts payable and accruals........................          326             98               266
                                                                ---------      ---------        ----------
   Cash provided by operations..............................          711            605               542
                                                                ---------      ---------        ----------

INVESTING ACTIVITIES
   Capital expenditures.....................................         (929)          (937)             (520)
   Acquisitions.............................................          (61)           (48)             (859)
   Dispositions.............................................          436            332               571
   Loan advances............................................         (144)           (48)              (95)
   Loan collections and sales...............................           54            169                47
   Other....................................................         (143)          (192)             (190)
                                                                ---------      ---------        ----------
   Cash used in investing activities........................         (787)          (724)           (1,046)
                                                                ---------      ---------        ----------

FINANCING ACTIVITIES
   Issuance of long-term debt...............................          831          1,294                16
   Repayment of long-term debt..............................         (173)          (473)              (15)
   Redemption of convertible subordinated debt..............         (120)             -                 -
   Issuance of Class A common stock.........................           43             15                 -
   Dividends paid...........................................          (52)           (37)                -
   Purchase of treasury stock...............................         (354)          (398)                -
   Advances (to) from Old Marriott..........................            -           (100)              576
                                                                ---------      ---------        ----------
   Cash provided by financing activities....................          175            301               577
                                                                ---------      ---------        ----------
INCREASE IN CASH AND EQUIVALENTS............................           99            182                73
CASH AND EQUIVALENTS, beginning of year.....................          390            208               135
                                                                ---------      ---------        ----------
CASH AND EQUIVALENTS, end of year...........................     $    489       $    390        $      208
                                                                =========      =========        ==========

                 See Notes To Consolidated Financial Statements

                         MARRIOTT INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
   Fiscal Years Ended December 31, 1999, January 1, 1999 and January 2, 1998
                                ($ in millions)


                                                                         1999        1998         1997
                                                                       --------    --------     ---------
                                                                                               (pro forma,
                                                                                                unaudited)
                                                                                               -----------
Net income........................................................       $  400     $  390      $     324
Other comprehensive (loss) income:
   Foreign currency translation adjustments.......................          (18)        (3)           (10)
   Other..........................................................           (2)         6              1
                                                                         ------    -------      ---------
Total other comprehensive (loss) income...........................          (20)         3             (9)
                                                                         ------    -------      ---------
Comprehensive income..............................................       $  380     $  393      $     315
                                                                         ======    =======      =========

                         MARRIOTT INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                Period From March 27, 1998 to December 31, 1999
                    (in millions, except per share amounts)



                                                                                                                      Accumulated
  Common                                             Class A       Additional                                           other
  shares                                             common         paid-in         Retained       Treasury stock,    comprehensive
outstanding                                           stock         capital         earnings           at cost           income

-----------------------------------------------------------------------------------------------------------------------------------
      255.6  Spinoff on March 27, 1998...........    $      3     $     2,711      $         -       $          -      $    (23)

          -  Net income, after the Spinoff.......           -               -              301                  -             -

          -  Dividends ($.195 per share).........           -               -              (49)                 -             -

        1.5  Employee stock plan issuance and
               other, after the Spinoff..........           -               2              (34)                50             7

      (13.7) Purchase of treasury stock..........           -               -                -               (398)            -
-----------------------------------------------------------------------------------------------------------------------------------
      243.4  Balance, January 1, 1999............           3           2,713              218               (348)          (16)

          -  Net income..........................           -               -              400                  -             -

          -  Dividends ($.215 per share).........           -               -              (53)                 -             -

        5.5  Employee stock plan issuance
               and other.........................           -              29              (87)               172           (20)

       2.1   ExecuStay acquisition...............           -               -               (4)                67             -

     (10.8)  Purchase of  treasury stock.........           -               -                -               (358)            -

        6.1  Conversion of convertible
               subordinated debt.................           -              (4)              34                162             -
-----------------------------------------------------------------------------------------------------------------------------------
      246.3  Balance at December 31, 1999........ $         3     $     2,738      $       508       $       (305)     $    (36)
===================================================================================================================================


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

     All material intercompany transactions and balances between entities included in these consolidated financial statements have been eliminated. Sales by us to SMS of $435 million in 1999, $434 million in 1998, and $434 million in 1997, have not been eliminated. Changes in Investments and Net Advances from Old Marriott represent our net income, the net cash transferred between Old Marriott and us, and certain non-cash items.

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

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Accordingly, ultimate results could differ from those estimates. Certain amounts have been reclassified to conform to the 1999 presentation.

Fiscal Year

     Our fiscal year ends on the Friday nearest to December 31. All fiscal years presented include 52 weeks.

Revenue Recognition

     Our sales include fees and reimbursed costs for properties managed by us, together with sales by lodging properties and senior living communities owned or leased by us, and sales made by our other businesses. Fees comprise management fees and franchise fees received from third party owners of lodging properties and senior living communities. Reimbursed costs comprise costs recovered from owners of hotels and senior living communities.

Profit Sharing Plan

     We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are determined annually by the Board of Directors. We recognized compensation cost of $46 million in 1999, $45 million in 1998 and $36 million in 1997.

Self-Insurance Programs

     We are self-insured for certain levels of general liability, workers' compensation, employment practices and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the present value of projected settlements for known and anticipated claims.

Frequent Guest Program

     We accrue for the cost of redeeming points awarded to members of our frequent guest program based on the discounted expected costs of redemption. The liability for this program was $289 million at December 31, 1999, and $280 million at January 1, 1999, and is included in other long-term liabilities in the accompanying consolidated balance sheet.

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

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." We adopted SOP 98-5 in the first quarter of 1999 by expensing pre-opening costs for Company owned lodging and senior living communities as incurred. The adoption of SOP 98-5 resulted in a pretax expense of $22 million in 1999.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


RELATIONSHIPS WITH MAJOR CUSTOMERS

     In December 1998, Host Marriott Corporation (Host Marriott) reorganized its business operations to qualify as a real estate investment trust (REIT). In conjunction with its conversion to a REIT, Host Marriott spun off, in a taxable transaction, a new company called Crestline Capital Corporation (Crestline). As part of the Crestline spinoff, Host Marriott transferred to Crestline all of the senior living communities previously owned by Host Marriott, and Host Marriott entered into lease or sublease agreements with Crestline for substantially all of Host Marriott's lodging properties. Our lodging and senior living community management and franchise agreements with Host Marriott were also assigned to Crestline. In the case of the lodging agreements, Host Marriott remains obligated under such agreements in the event that Crestline fails to perform its obligations thereunder. The lodging agreements now provide for us to manage the Marriott hotels, Ritz-Carlton hotels, Courtyard hotels and Residence Inns leased by Crestline. Our consent is required for Crestline to take certain major actions relating to leased properties that we manage.

     We recognized sales of $2,553 million, $2,144 million and $1,700 million and operating profit before corporate expenses and interest of $221 million, $197 million and $140 million during 1999, 1998 and 1997, respectively, from lodging properties owned or leased by Host Marriott. Additionally, Host Marriott is a general partner in several unconsolidated partnerships that own lodging properties operated by us under long-term agreements. We recognized sales of $562 million, $712 million and $1,054 million and operating profit before corporate expenses and interest of $64 million, $83 million and $122 million in 1999, 1998 and 1997, respectively, from the lodging properties owned by these unconsolidated partnerships. We also leased land to certain of these partnerships and recognized land rent income of $24 million in both 1999 and 1998, and $23 million in 1997.

     We have provided Host Marriott with financing for a portion of the cost of acquiring properties to be operated or franchised by us, and may continue to provide financing to Host Marriott or Crestline in the future. The outstanding principal balance of these loans was $11 million and $9 million at December 31, 1999 and January 1, 1999, respectively, and we recognized $1 million, $5 million and $9 million in 1999, 1998 and 1997, respectively, in interest and fee income under these credit agreements with Host Marriott.

     We have guaranteed the performance of Host Marriott and certain of its affiliates to lenders and other third parties. These guarantees were limited to $14 million at December 31, 1999. No payments have been made by us pursuant to these guarantees. We continue to have the right to purchase up to 20 percent of Host Marriott's outstanding common stock upon the occurrence of certain events generally involving a change of control of Host Marriott. This right expires in 2017, and Host Marriott has granted an exception to the ownership limitations in its charter to permit full exercise of this right, subject to certain conditions related to ownership limitations applicable to REITs generally. We lease land to Host Marriott that had an aggregate book value of $264 million at December 31, 1999. Most of this land has been pledged to secure debt of the lessees. We have agreed to defer receipt of rentals on this land, if necessary, to permit the lessees to meet their debt service requirements.

     We are party to agreements which provide for us to manage the senior living communities owned by Crestline. We recognized sales of $177 million and $173 million and operating profit before corporate expenses and interest of $3 million and $5 million under these agreements during 1999 and 1998, respectively.

     We are party to management agreements with entities owned or affiliated with another hotel owner which provide for us to manage hotel properties owned or leased by those entities. We recognized sales of $531 million and $560 million during 1999 and 1998, respectively, from these properties.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


PROPERTY AND EQUIPMENT


                                                                                1999                     1998
                                                                            -----------             -------------
                                                                                         (in millions)
Land................................................................        $       658             $         580
Buildings and leasehold improvements................................              1,075                       732
Furniture and equipment.............................................                523                       399
Timeshare properties................................................                587                       438
Construction in progress                                                            429                       490
                                                                            -----------             -------------
                                                                                  3,272                     2,639
Accumulated depreciation and amortization...........................               (427)                     (364)
                                                                            -----------             -------------
                                                                            $     2,845             $       2,275
                                                                            ===========             =============

     We record property and equipment at cost, including interest, rent and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $33 million in 1999, $21 million in 1998 and $16 million in 1997. We capitalize replacements and improvements that extend the useful life of property and equipment. We compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the shorter of the asset life or lease term.

ACQUISITIONS AND DISPOSITIONS

ExecuStay

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

The Ritz-Carlton Hotel Company LLC

     In 1995, we acquired a 49 percent beneficial ownership interest in The Ritz-Carlton Hotel Company LLC, which owns the management agreements on the Ritz-Carlton hotels and resorts, the licenses for the Ritz-Carlton trademarks and trade name as well as miscellaneous assets. The investment was acquired for a total consideration of approximately $200 million. On March 19, 1998, we increased our ownership interest in The Ritz-Carlton Hotel Company LLC to approximately 99 percent for additional consideration of approximately $90 million. We expect to acquire the remaining one percent within the next several years. We accounted for the acquisition using the purchase method of accounting. We allocated the purchase cost to the assets acquired and the liabilities assumed based on estimated fair values. We amortize the resulting goodwill on a straight-line basis over 40 years. We amortize the amounts allocated to management agreements on a straight-line basis over the estimated lives of the agreements. Prior to March 19, 1998, we accounted for our investment in The Ritz-Carlton Hotel Company LLC using the equity method of accounting.

     For periods prior to March 19, 1998, we included our income from The Ritz-Carlton Hotel Company LLC in operating profit in the accompanying consolidated statements of income. We received distributions of $17 million in 1997 from The Ritz-Carlton Hotel Company LLC. This amount was based upon an annual, cumulative preferred return on invested capital.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Renaissance Hotel Group N.V.


     On March 29, 1997, we acquired substantially all of the outstanding common stock of Renaissance Hotel Group N.V. (RHG), an operator and franchisor of approximately 150 hotels in 38 countries under the Renaissance, New World and Ramada International brands. The purchase cost of approximately $937 million was funded by Old Marriott. The acquisition has been accounted for using the purchase method of accounting. Goodwill is being amortized on a straight-line basis over 40 years. Amounts allocated to management, franchise and license agreements are being amortized on a straight-line basis over the lives of the agreements. The purchase cost has been allocated to the assets acquired and liabilities assumed based on estimated fair values.

     We included RHG's operating results from the date of acquisition. Our unaudited pro forma sales and net income for 1997, calculated as if RHG had been acquired at the beginning of that year, were $7,383 million and $319 million, respectively. Unaudited pro forma results of operations include an adjustment for interest expense of $12 million, as if the acquisition borrowings had been incurred by us. Amortization expense deducted in determining net income reflects the impact of the excess of the purchase price over the net tangible assets acquired. The unaudited pro forma combined results of operations do not reflect our expected future results of operations.

Forum Group, Inc.

     On June 21, 1997, we sold 29 senior living communities acquired as part of the 1996 Forum acquisition to Host Marriott for approximately $550 million, resulting in no gain or loss. The consideration included approximately $50 million to be received subsequent to 1997, as expansions at certain communities are completed. The $500 million of consideration received during 1997 consisted of $222 million in cash, $187 million of outstanding debt and $91 million of notes receivable bearing interest at nine percent which were repaid on April 1, 1998. Under the terms of the sale, Host Marriott purchased all of the common stock of Forum, which at the time of the sale owned the 29 communities, certain working capital and associated debt. We continue to operate these communities under long-term management agreements.

Other Dispositions

     In 1999, we agreed to sell and leaseback, under long-term, limited-recourse leases, four hotels for approximately $59 million in cash. At the same time, we agreed to pay security deposits of $2 million which will be refunded at the end of the leases. As of December 31, 1999, the sale of one of these hotels had been completed, resulting in a sales price which exceeded the net book value by $1 million, which we will recognize as a reduction of rent expense over the 15-year initial lease term. We can renew the leases on all four hotels at our option.

     During 1999, we agreed to sell, subject to long-term management agreements, four hotels and five senior living communities for $55 million and $90 million, respectively. As of December 31, 1999, sales of all four hotels and three of the senior living communities had been completed, for a total of $107 million, resulting in pretax gains of $10 million. We recognized $2 million of the gain in 1999, and the balance will be recognized provided certain contingencies in the sales contracts expire.

     In 1999, we also sold an 89 percent interest in one hotel, and concurrently signed a long-term lease on the property. We are accounting for this transaction under the financing method, and the sales proceeds of $58 million are reflected as long-term debt in the accompanying consolidated balance sheet.

     On December 29, 1998, we agreed to sell and leaseback, under long-term, limited-recourse leases, 17 hotels for approximately $202 million in cash. At the same time, we agreed to pay security deposits of $21 million which will be refunded at the end of the leases. As of December 31, 1999, all of the properties had been sold, resulting in a sales price which exceeded the net book value by $19 million, which is being recognized as a reduction of rent expense over the 15-year initial lease terms.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     During 1998, we agreed to sell, subject to long-term management agreements, eight lodging properties and 11 senior living communities for consideration of $183 million and $178 million, respectively. As of December 31, 1999, sales of all of these properties had been completed, resulting in pretax gains of $69 million. We recognized $21 million and $12 million of these gains in 1999 and 1998, respectively. The balance will be recognized provided certain contingencies in the sales contracts expire.

     On April 3, 1997, we agreed to sell and leaseback, under long-term, limited-recourse leases, 14 hotels for approximately $149 million in cash. At the same time, we agreed to pay security deposits of $15 million, which will be refunded at the end of the leases. As of January 2, 1998, all of the properties had been sold, resulting in a sales price which exceeded the net book value by $20 million, which is being recognized as a reduction of rent expense over the 17-year initial lease terms. On October 10, 1997, we agreed to sell and leaseback, under long-term, limited-recourse leases, another nine limited service hotels for approximately $129 million in cash. At the same time, we agreed to pay security deposits of $13 million, which will be refunded at the end of the leases. At January 1, 1999, all of the properties had been sold, resulting in a sales price which exceeded the net book value by $17 million, which is being recognized as a reduction of rent expense over the 15-year initial lease terms. We can renew all of these leases at our option.

     On April 11, 1997, we sold five senior living communities for cash consideration of approximately $79 million. On September 12, 1997, we agreed to sell another seven senior living communities for cash consideration of approximately $95 million. The sale of all of these properties resulted in a pretax gain of $19 million, which is being recognized over a period of up to four years, provided contingencies in the sales contracts expire. We continue to operate all of these communities under long-term management agreements.

     We periodically sell, with limited recourse, notes receivable originated by Marriott Vacation Club International in connection with the sale of timesharing intervals. Net proceeds from these transactions totaled $195 million in 1999, $165 million in 1998 and $68 million in 1997. Pretax gains from these transactions increased by $3 million in 1999 compared to 1998, and by $17 million in 1998 compared to 1997. At December 31, 1999, we had a repurchase obligation of $86 million with respect to mortgage note sales.

INTANGIBLE ASSETS

                                                                                1999              1998
                                                                              ---------         ---------
                                                                                     (in millions)

Management, franchise and license agreements.............................     $     771         $     721
Goodwill.................................................................         1,246             1,129
Other....................................................................            23                23
                                                                              ---------         ---------
                                                                                  2,040             1,873
Accumulated amortization.................................................          (220)             (161)
                                                                              ---------         ---------
                                                                              $   1,820         $   1,712
                                                                              =========         =========

     We amortize intangible assets on a straight-line basis over periods of three to 40 years. Intangible amortization expense totaled $62 million in 1999, $54 million in 1998 and $42 million in 1997.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

INCOME TAXES

     Total deferred tax assets and liabilities as of December 31, 1999 and January 1, 1999, were as follows:

                                                                                 1999         1998
                                                                                ------       ------
                                                                                   (in millions)
Deferred tax assets.....................................................        $  424       $  457
Deferred tax liabilities................................................          (340)        (417)
                                                                                ------       ------
Net deferred taxes......................................................        $   84       $   40
                                                                                ======       ======

     The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of December 31, 1999 and January 1, 1999 follows:


                                                                                  1999               1998
                                                                                ---------           -------
                                                                                       (in millions)
Self-insurance...........................................................       $      74           $    91
Employee benefits........................................................             151               145
Deferred income..........................................................              51                51
Other reserves...........................................................              32                28
Frequent guest program...................................................              44                86
Partnership interests....................................................              (2)              (31)
Property, equipment and intangible assets................................            (212)             (199)
Finance leases...........................................................               -               (44)
Other, net...............................................................             (54)              (87)
                                                                                ---------           -------
Net deferred taxes.......................................................       $      84           $    40
                                                                                =========           =======

     At December 31, 1999, we had approximately $12 million of tax credits which expire through 2019.

     We have made no provision for U.S. income taxes, or additional foreign taxes, on the cumulative unremitted earnings of non-U.S. subsidiaries ($145 million as of December 31, 1999) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate, or if we sell our interests in the affiliates. We cannot practically estimate the amount of additional taxes which might be payable on the unremitted earnings.

     The provision for income taxes consists of:


                                                                  1999          1998           1997
                                                               ----------     ---------      ---------
                                                                            (in millions)
Current  -  Federal.......................................       $    117       $   164        $   168
         -  State.........................................             26            35             34
         -  Foreign.......................................             24            18             28
                                                               ----------     ---------      ---------
                                                                      167           217            230
                                                               ----------     ---------      ---------
Deferred  -  Federal......................................             58            25            (19)
          -  State........................................             12             1             (3)
          -  Foreign......................................              -            (1)            (1)
                                                               ----------     ---------      ---------
                                                                       70            25            (23)
                                                               ----------     ---------      ---------
                                                                 $    237       $   242        $   207
                                                               ==========     =========      =========

     The current tax provision does not reflect the benefit attributable to us relating to the exercise of employee stock options of $44 million in 1999, $39 million in 1998 and $38 million in 1997. The taxes applicable to other comprehensive income are not material.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

 A reconciliation of the U.S. statutory tax rate to our effective income tax rate follows:


                                                                   1999                     1998                   1997
                                                               -------------            ------------            ----------
U.S. statutory tax rate...................................              35.0%                   35.0%                 35.0%
State income taxes, net of U.S. tax benefit...............               3.9                     4.1                   4.0
Corporate-owned life insurance............................                 -                    (0.3)                 (0.8)
Tax credits...............................................              (5.4)                   (4.2)                 (3.4)
Goodwill amortization.....................................               1.8                     1.6                   1.6
Other, net................................................               2.0                     2.1                   2.6
                                                               -------------            ------------            ----------
Effective rate............................................              37.3%                   38.3%                 39.0%
                                                               =============            ============            ==========

     Cash paid for income taxes, net of refunds, was $150 million in 1999, $164 million in 1998 and $143 million in 1997.

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

LEASES

     Our future obligations under operating leases at December 31, 1999, are summarized below:


                                                                     (in millions)
                                                                      -----------
     Fiscal Year

     2000...........................................................   $      161
     2001...........................................................          157
     2002...........................................................          156
     2003...........................................................          153
     2004...........................................................          150
     Thereafter.....................................................        1,496
                                                                       ----------
     Total minimum lease payments...................................   $    2,273
                                                                       ==========

     Most leases have initial terms of up to 20 years, and contain one or more renewal options, generally for five or 10 year periods. The leases provide for minimum rentals, and additional rentals based on the operations of the leased property. The total minimum lease payments above include $837 million representing obligations of consolidated subsidiaries which are non-recourse to Marriott International, Inc.


   Rent expense consists of:

                                                                       1999             1998           1997
                                                                      -------         --------        -------
                                                                                   (in millions)
     Minimum rentals..............................................    $   153         $    138        $   123
     Additional rentals...........................................        102              101            127
                                                                      -------         --------        -------
                                                                      $   255         $    239        $   250
                                                                      =======         ========        =======

                          MARRIOTT INTERNATIONAL, INC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


LONG-TERM DEBT

  Our long-term debt at December 31, 1999 and January 1, 1999, consisted of the following:

                                                                                   1999           1998
                                                                                 --------        ------
                                                                                        (in millions)
Unsecured debt
 Senior notes, average interest rate of 7.2% at December 31, 1999,
   maturing through 2009.....................................................    $    701        $  402
 Commercial paper, interest rate of 6.5% at December 31, 1999................         781           426
 Endowment deposits (non-interest bearing)...................................         111           111
 Other.......................................................................         101            35
                                                                                 --------        ------
                                                                                    1,694           974
Less current portion.........................................................          18            30
                                                                                 --------        ------
                                                                                 $  1,676        $  944
                                                                                 ========        ======


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

  In January 2000, we filed a second "universal shelf" registration statement for $300 million in debt securities, Class A Common Stock and/or preferred stock, which together with the remaining availability under the April 1999 registration statement, allows us to offer to the public up to $500 million of securities.

  In November 1998, we issued, through a private placement, $400 million of unsecured senior notes (Series A and B Notes). Proceeds net of discounts totaled $396 million. On April 23, 1999, we commenced a registered exchange offer to exchange the privately placed Series A and B Notes for publicly registered new notes on substantially identical terms. All of the privately placed Series A and B Notes were tendered for exchange, and new notes were issued to the holders on May 31, 1999.

  In March 1998 and February 1999, respectively, we entered into $1.5 billion and $500 million multicurrency revolving credit facilities (the Facilities) each with terms of five years. Borrowings bear interest at the London Interbank Offered Rate (LIBOR) plus a spread, based on our public debt rating. Additionally, annual fees are paid on the Facilities at a rate also based on our public debt rating. Commercial paper, supported by the Facilities, is classified as long-term debt based on our ability and intent to refinance it on a long-term basis.

  We are in compliance with covenants in our loan agreements which require the maintenance of certain financial ratios and minimum shareholders' equity, and also include, among other things, limitations on additional indebtedness and the pledging of assets.

  The 1999 statement of cash flows excludes $215 million of convertible subordinated debt that was converted to equity in November, 1999, $54 million of debt that we assumed during 1999, and $15 million of notes receivable we received in a 1999 asset sale that we subsequently sold for cash. The 1998 statement of cash flows excludes $31 million of notes receivable forgiven as part consideration for the 1998 acquisition of The Ritz-Carlton Hotel Company LLC, and $12 million of long-term debt assumed in 1998. The 1997 statement of cash flows excludes $226 million of debt assumed by Host Marriott, $91 million of notes receivable related to the sale of 29 senior living communities to Host Marriott and $12 million of debt assumed in the RHG acquisition. Non-recourse debt of $62 million extinguished without cash payment in 1997 is not reflected in the statement of cash flows.

                          MARRIOTT INTERNATIONAL, INC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Aggregate debt maturities are: 2000 - $18 million; 2001 - $15 million;
2002 - $795 million; 2003 - $219 million; 2004 - $14 million and $633 million thereafter.

  Cash paid for interest was $63 million in 1999, $23 million in 1998 and $11 million in 1997.

CONVERTIBLE SUBORDINATED DEBT

  On March 25, 1996, Old Marriott issued $540 million (principal amount at maturity) of zero coupon convertible subordinated debt in the form of LYONs due 2011. The LYONs were issued and recorded at a discount representing a yield to maturity of 4.25 percent. Accretion was recorded as interest expense and an increase to the carrying value. Gross proceeds from the LYONs issuance were $288 million. Upon consummation of the Spinoff, we assumed the LYONs, and SMS assumed a nine percent share of the LYONs obligation based on the relative equity values of SMS and the Company at the Spinoff.

  The LYONs were redeemable by us at any time on or after March 25, 1999 for cash equal to the issue price plus accrued original issue discount. On October 7, 1999, we delivered a mandatory redemption notice to the holders of the LYONs indicating our plan to redeem them on November 8, 1999 for $619.65 in cash per LYON. Holders of 347,000 LYONs elected to convert each LYON into 17.52 shares of our Class A Common Stock and 2.19 shares of SMS common stock prior to the close of business on November 8, 1999. The aggregate redemption payment for the remaining 193,000 LYONs totaled $120 million. Pursuant to the LYONs Allocation Agreement entered into with SMS as part of the Spinoff, SMS funded nine percent of the aggregate LYONs redemption payment. We funded the redemption payment with proceeds from commercial paper borrowings. Unamortized deferred financing costs of $2 million relating to the LYONs that were redeemed were recognized as interest expense in 1999.

SHAREHOLDERS' EQUITY

  Eight hundred million shares of our Class A Common Stock with a par value of $.01 per share are authorized. Ten million shares of preferred stock, without par value, are authorized, with none issued.

  On March 27, 1998, our Board of Directors adopted a shareholder rights plan under which one preferred stock purchase right was distributed for each share of our Class A Common Stock. Each right entitles the holder to buy 1/1000/th/ of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $175. The rights will be exercisable ten days after a person or group acquires beneficial ownership of 20 percent or more of our Class A Common Stock, or begins a tender or exchange for 30 percent or more of our Class A Common Stock. Shares owned by a person or group on March 27, 1998 and held continuously thereafter are exempt for purposes of determining beneficial ownership under the rights plan. The rights are nonvoting and will expire on the tenth anniversary of the adoption of the shareholder rights plan, unless exercised or previously redeemed by us for $.01 each. If we are involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right.

  As of December 31, 1999, we have been authorized by our Board of Directors to purchase up to 5.5 million shares of our Class A Common Stock.

                          MARRIOTT INTERNATIONAL, INC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EARNINGS PER SHARE


  For periods prior to the Spinoff, the earnings per share calculations are pro forma, and the number of weighted average shares outstanding and the effect of dilutive securities are based upon the weighted average number of Old Marriott shares outstanding, and the Old Marriott effect of dilutive securities for the applicable period, adjusted (1) for the distribution ratio in the Spinoff of one share of our Common Stock and one share of our Class A Common Stock for every share of Old Marriott common stock and (2) to reflect the conversion of our Common Stock into our Class A Common Stock on May 21, 1998.

  The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                                     1999                    1998                    1997
                                                               ----------------      -------------------     -------------------
                                                                                                                  (pro forma,
                                                                                                                  unaudited)
                                                                                                             -------------------
Computation of Basic Earnings Per Share

Net income.................................................    $             400       $             390       $             324
Weighted average shares outstanding........................                247.5                   249.8                   254.2
                                                               -----------------       -----------------       -----------------

Basic Earnings Per Share...................................    $            1.62       $            1.56       $            1.27
                                                               =================       =================       =================

Computation of Diluted Earnings Per Share

Net income.................................................    $             400       $             390       $             324
After-tax interest expense on convertible
  subordinated debt........................................                    7                       8                       8
                                                               -----------------       -----------------       -----------------

Net income for diluted earnings per share..................    $             407       $             398       $             332
                                                               -----------------       -----------------       -----------------

Weighted average shares outstanding........................                247.5                   249.8                   254.2

Effect of Dilutive Securities
  Employee stock purchase plan.............................                  0.2                       -                     0.1
  Employee stock option plan...............................                  8.7                     8.1                     8.7
  Deferred stock incentive plan............................                  5.4                     5.7                     5.4
Convertible subordinated debt..............................                  8.0                     9.5                     9.5
                                                               -----------------       -----------------       -----------------

Shares for diluted earnings per share......................                269.8                   273.1                   277.9
                                                               -----------------       -----------------       -----------------

Diluted Earnings Per Share.................................    $            1.51       $            1.46       $            1.19
                                                               =================       =================       =================

  We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. For periods prior to November 8, 1999, when all of our convertible subordinated debt was redeemed or converted, we used the if-converted method for purposes of calculating diluted earnings per share.

                          MARRIOTT INTERNATIONAL, INC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

INVESTMENTS AND NET ADVANCES FROM OLD MARRIOTT


 The following is an analysis of Old Marriott's investment in the Company:


                                                                     1998              1997
                                                                   ---------         ---------
                                                                          (in millions)

Balance at beginning of year............................           $   2,586         $   1,444
Net income..............................................                  89               324
Advances (to) from Old Marriott.........................                (100)              576
Employee stock plan issuance and other..................                 116               242
Spinoff on March 27, 1998...............................              (2,691)                -
                                                                   ---------         ---------
Balance at end of year..................................           $       -         $   2,586
                                                                   =========         =========

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

  Deferred shares granted to officers and key employees under the Comprehensive Plan generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer receipt of shares until termination or retirement. We accrue compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. We awarded 0.4 million deferred shares during 1999. Compensation cost recognized during 1999, 1998 and 1997 was $15 million, $12 million and $9 million, respectively.

  Restricted shares under the Comprehensive Plan are issued to officers and key employees and distributed over a number of years in annual installments, subject to certain prescribed conditions including continued employment. We recognize compensation expense for the restricted shares over the restriction period equal to the fair market value of the shares on the date of issuance. We awarded 0.1 million restricted shares under this plan during 1999. We recognized compensation cost of $4 million, $3 million and $2 million in 1999, 1998 and 1997, respectively.

  Under the Stock Purchase Plan, eligible employees may purchase our Class A Common Stock through payroll deductions at the lower of the market value at the beginning or end of each plan year.

  Employee stock options may be granted to officers and key employees at exercise prices equal to the market price of our Class A Common Stock on the date of grant. Nonqualified options expire up to 15 years after the date of grant. Most options under the Stock Option Program are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. In February 1997, 2.1 million Supplemental Executive Stock Option awards were awarded to certain of our officers. The options vest after eight years but could vest earlier if our stock price meets certain performance criteria. These options have an exercise price of $25 and 0.2 million of them were forfeited during 1998. None of them were exercised during 1999, 1998 or 1997 and 1.9 million remained outstanding at December 31, 1999.

  For the purposes of the following disclosures required by FAS No. 123, "Accounting for Stock-Based Compensation," the fair value of each option granted during 1999, 1998 and 1997 was $14, $11 and $13, respectively. We estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table.

                          MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                                 1999            1998         1997
                                                               -------          ------      -------
Annual dividends......................................         $ .22           $ .20        $ .18
Expected volatility...................................            29%             28%          24%
Risk-free interest rate...............................           6.7%            5.8%         6.2%
Expected life (in years)..............................             7               7            7

  Pro forma compensation cost for the Stock Option Program, the Supplemental Executive Stock Option awards and employee purchases pursuant to the Stock Purchase Plan subsequent to December 30, 1994, recognized in accordance with FAS No. 123, would reduce our net income as follows (in millions, except per share amounts):


                                                             1999          1998           1997
                                                          ---------      --------      ----------
Net income as reported................................    $     400      $    390      $      324
Pro forma net income..................................    $     364      $    366      $      309

Diluted earnings per share as reported................    $    1.51      $   1.46      $     1.19
Pro forma diluted earnings per share..................    $    1.38      $   1.38      $     1.14

 A summary of our Stock Option Program activity during 1999 and 1998 is presented below:


                                                              1999                                        1998
                                               --------------------------------------       -----------------------------------
                                                  Number of              Weighted             Number of           Weighted
                                                   options           average exercise          options         average exercise
                                                (in millions)             price             (in millions)           price
                                                -------------        ----------------       -------------      ----------------
Outstanding at beginning of year...........          31.5             $       19                    -           $       -
New awards at the Spinoff..................             -                      -                 27.3                  16
Granted during the year....................           6.9                     33                  6.4                  28
Exercised during the year..................          (4.2)                    12                 (1.5)                 11
Forfeited during the year..................          (0.4)                    30                 (0.7)                 20
                                                -------------                               -------------
Outstanding at end of year.................          33.8                     22                 31.5                  19
                                                =============        ================       =============      ================


Options exercisable at end of year.........          19.3             $       16                 19.1           $      13
                                                =============        ================       =============      ================

  At December 31, 1999, 49.2 million shares were reserved under the Comprehensive Plan (including 31.5 million shares under the Stock Option Program and 1.9 million shares of the Supplemental Executive Stock Option awards) and
4.2 million shares were reserved under the Stock Purchase Plan.

                          MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

  Stock options issued under the Stock Option Program outstanding at December 31, 1999 were as follows:


                                                  Outstanding                                              Exercisable
                            -------------------------------------------------------            ---------------------------------
                                                    Weighted              Weighted                                    Weighted
     Range of                 Number of             average               average                Number of            average
     exercise                  options           remaining life           exercise                options             exercise
      prices                (in millions)          (in years)              price               (in millions)           price
-------------------         --------------       --------------          ----------            -------------        ------------
 $    3   to    5                 3.5                    6               $    5                      3.5             $    5
      6   to    9                 2.2                    8                    7                      2.2                  7
     10   to   15                 4.7                   10                   13                      4.7                 13
     16   to   24                 4.5                   12                   21                      4.1                 19
     25   to   37                18.9                   14                   30                      4.8                 29
-------------------         --------------                                                     -------------
 $    3   to   37                33.8                   12                   22                     19.3                 16
===================         ==============       ==============          ==========            =============        ============

FAIR VALUE OF FINANCIAL INSTRUMENTS

  We assume that the fair values of current assets and current liabilities are equal to their reported carrying amounts. The fair values of noncurrent financial assets and liabilities are shown below.

                                                              1999                                1998
                                                   --------------------------           -----------------------
                                                   Carrying          Fair                Carrying         Fair
                                                    amount          value                 amount         value
                                                   --------         ---------           ---------        ------
                                                         (in millions)                        (in millions)
Notes and other receivables......................   $    708        $    720            $      606      $   622
Long-term debt, convertible subordinated
  debt and other long-term liabilities...........      1,646           1,568                 1,331        1,309



  We value notes and other receivables based on the expected future cash flows discounted at risk adjusted rates. We determine valuations for long-term debt, convertible subordinated debt and other long-term liabilities based on quoted market prices or expected future payments discounted at risk adjusted rates.

CONTINGENT LIABILITIES

  We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees were limited, in the aggregate, to $193 million at December 31, 1999, including guarantees involving major customers, with expected funding of zero. As of December 31, 1999, we had extended approximately $352 million of loan commitments to owners of lodging and senior living properties. Letters of credit outstanding on our behalf at December 31, 1999, totaled $74 million, the majority of which related to our self-insurance programs. At December 31, 1999, we had repurchase obligations of $86 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse.

  New World Development and another affiliate of Dr. Cheng, a director of the Company, have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $59 million.

  On February 23, 2000, we entered into an agreement, which was subsequently embodied in a definitive agreement executed on March 9, 2000, to resolve pending litigation described below involving certain limited partnerships formed in the mid- to late 1980's. Consummation of the settlement is subject to numerous conditions, including the receipt of third-party consents and court approval. The agreement was reached with lead counsel to the plaintiffs in the lawsuits described below, and with the special litigation committee appointed by the general partner of two of the partnerships, Courtyard by Marriott Limited Partnership (CBM I) and Courtyard by Marriott II Limited Partnership (CBM II). Because of the numerous conditions to be satisfied, there can be no assurances that the settlement transactions will be consummated and, if consummated, terms could differ materially from those described below.

                          MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

  Under the agreement, we will acquire, through an unconsolidated joint venture with Host Marriott, all of the limited partners' interests in CBM I and CBM II for approximately $372 million. These partnerships own 120 Courtyard by Marriott hotels. The purchase price will be financed with $185 million in mezzanine debt loaned to the joint venture by us and with equity contributed in equal shares by us and Host Marriott. We will continue to manage these 120 hotels under long-term agreements. Also, we and Host Marriott each have agreed to pay approximately $31 million to the plaintiffs in the Texas Multi-Partnership lawsuit described below in exchange for dismissal of the complaints and full releases.

  We recorded a pretax charge of $39 million which is included in corporate expenses in the fourth quarter of 1999, to reflect these anticipated settlement transactions. However, if the foregoing settlement transactions are not consummated, and either a less favorable settlement is entered into, or the lawsuits are tried and decided adversely to the Company, we could incur losses significantly different than the pretax charge associated with the settlement agreement described above.

  Courtyard by Marriott II Limited Partnership
  On June 7, 1996, a group of partners in CBM II filed a lawsuit against Host Marriott, the Company and others, Whitey Ford, et al. v. Host Marriott Corporation, et al., in the 285/th/ Judicial District Court of Bexar County, Texas, alleging breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation, tortious interference, violation of the Texas Free Enterprise and Antitrust Act of 1983 and conspiracy in connection with the formation, operation and management of CBM II and its hotels. The plaintiffs sought unspecified damages. On January 29, 1998, two other limited partners, A.R. Milkes and D. R. Burklew, filed a petition in intervention seeking to convert the lawsuit into a class action, and a class was certified. In March 1999, Palm Investors, L.L.C., the assignee of a number of limited partnership units acquired through various tender offers, and Equity Resource, an assignee, through various of its funds, of a number of limited partnership units, filed pleas in intervention, which among other things added additional claims relating to the 1993 split of Marriott Corporation and to the 1995 refinancing of CBM II's indebtedness. On August 17, 1999, the general partner of CBM II appointed an independent special litigation committee to investigate the derivative claims described above and to recommend to the general partner whether it is in the best interests of CBM II for the derivative litigation to proceed. The general partner agreed to adopt the recommendation of the committee. Under Delaware law, the recommendation of a duly appointed independent litigation committee is binding on the general partner and the limited partners. Following certain adjustments to the underlying complaints, including the assertion as derivative claims some of the claims previously filed as individual claims, a final amended class action complaint was filed on January 6, 2000. Trial, which was scheduled to begin in late February, 2000, has been postponed pending approval and consummation of the settlement described above.

  Texas Multi-Partnership Lawsuit
  On March 16, 1998, limited partners in several limited partnerships sponsored by Host Marriott or its subsidiaries filed a lawsuit, Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., in the 57/th/ Judicial District Court of Bexar County, Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. The plaintiffs further allege that the defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. A Marriott International subsidiary manages each of the hotels involved and, as to some properties, the Company is the ground lessor and collects rent. The Company, several Marriott subsidiaries and J.W. Marriott, Jr. are among the several named defendants. The plaintiffs are seeking unspecified damages.

                          MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

BUSINESS SEGMENTS

  We are a diversified hospitality company with operations in three business segments: Lodging, which includes the franchising, ownership, operation and development of lodging properties including vacation timesharing resorts; Senior Living Services, which consists of the operation, ownership and development of senior living communities; and Distribution Services, which operates a wholesale food distribution business. We evaluate the performance of our segments based primarily on operating profit before corporate expenses and interest. We do not allocate income taxes at the segment level.

                                                                        1999                  1998                  1997
                                                                 -----------------      -----------------     -----------------
                                                                                           (in millions)
Sales
  Lodging...................................................          $      7,041           $      6,311          $      5,247
  Senior Living Services....................................                   559                    479                   446
  Distribution Services.....................................                 1,139                  1,178                 1,543
                                                                 -----------------      -----------------     -----------------
                                                                      $      8,739           $      7,968          $      7,236
                                                                 =================      =================     =================

Operating profit (loss) before corporate expenses and
 interest
  Lodging...................................................          $        827           $        704          $        570
  Senior Living Services....................................                   (18)                    15                    32
  Distribution Services.....................................                    21                     17                     7
                                                                 -----------------      -----------------     -----------------
                                                                      $        830           $        736          $        609
                                                                 =================      =================     =================

Depreciation and amortization
  Lodging...................................................          $        108           $         99          $         89
  Senior Living Services....................................                    21                     19                    19
  Distribution Services.....................................                     6                      6                     6
  Corporate.................................................                    27                     16                    12
                                                                 -----------------      -----------------     -----------------
                                                                      $        162           $        140          $        126
                                                                 =================      =================     =================

Assets
  Lodging...................................................          $      5,159           $      4,285          $      3,649
  Senior Living Services....................................                   980                    905                   728
  Distribution Services.....................................                   187                    179                   190
  Corporate.................................................                   998                    864                   594
                                                                 -----------------      -----------------     -----------------
                                                                      $      7,324           $      6,233          $      5,161
                                                                 =================      =================     =================

Capital expenditures
  Lodging...................................................          $        519           $        562          $        271
  Senior Living Services....................................                   301                    329                   227
  Distribution Services.....................................                     3                      2                     6
  Corporate.................................................                   106                     44                    16
                                                                 -----------------      -----------------     -----------------
                                                                      $        929           $        937          $        520
                                                                 =================      =================     =================

  Sales of Distribution Services exclude sales (made at market terms and conditions) to other segments of $166 million, $155 million and $159 million in 1999, 1998 and 1997, respectively.

  Segment operating expenses include selling, general and administrative expenses directly related to the operations of the businesses, aggregating $529 million in 1999, $496 million in 1998 and $435 million in 1997.

  The consolidated financial statements include the following related to international operations: sales of $392 million in 1999, $323 million in 1998, and $294 million in 1997; operating profit before corporate expenses and interest of $66 million in 1999, $49 million in 1998, and $50 million in 1997; and fixed assets of $102 million in 1999, $102 million in 1998, and $112 million in 1997.

                          MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

QUARTERLY FINANCIAL DATA - UNAUDITED

($ in millions, except per share data)

                                                                                       1999/1/
                                               -------------------------------------------------------------------------------------
                                                    First            Second             Third            Fourth            Fiscal
                                                   Quarter           Quarter           Quarter           Quarter            Year
                                               ---------------   ---------------   ---------------   ---------------   -------------
Systemwide sales /2/..........................  $   3,687            $  4,235           $  3,992        $   5,770         $  17,684
Sales.........................................      1,895               2,042              1,995            2,807             8,739
Operating profit before corporate expenses
   and interest...............................        193                 216                188              233               830
Net income....................................        100                 114                 96               90               400
Diluted earnings per share /3/................        .38                 .42                .36              .34              1.51
____________________________________________________________________________________________________________________________________

                                                                                       1998/1/
                                              --------------------------------------------------------------------------------------
                                                    First            Second             Third            Fourth            Fiscal
                                                   Quarter           Quarter           Quarter           Quarter            Year
                                               ---------------   ---------------   ---------------   ---------------   -------------
Systemwide sales /2/..........................    $   3,257         $   4,001         $   3,566           $  5,200        $  16,024
Sales.........................................        1,715             1,927             1,804              2,522            7,968
Operating profit before corporate expenses
 and interest.................................          163               186               164                223              736
Net income....................................           89               101                86                114              390
Diluted earnings per share /3/................          .33               .37               .32                .44             1.46
____________________________________________________________________________________________________________________________________


/1/ The quarters consist of 12 weeks, except the fourth quarter, which consists of 16 weeks.
/2/ Systemwide sales comprise revenues generated from guests at owned, leased, managed and franchised hotels and senior living communities, together with sales of our other businesses.
/3/ The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average number of shares in interim periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III


ITEMS 10, 11, 12 and 13.

  As described below, certain information appearing in our Proxy Statement to be furnished to shareholders in connection with the 2000 Annual Meeting of Shareholders, is incorporated by reference in this Form 10-K Annual Report.

     ITEM 10.                                  This information is incorporated by reference to the
                                               "Directors Standing For Election," "Directors Continuing
                                               In Office" and "Section 16(a) Beneficial Ownership
                                               Reporting Compliance" sections of our Proxy Statement to
                                               be furnished to shareholders in connection with the 2000
                                               Annual Meeting.  Information regarding executive
                                               officers is included below.

     ITEM 11.                                  This information is incorporated by reference to the
                                               "Executive Compensation" section of our Proxy Statement
                                               to be furnished to shareholders in connection with the
                                               2000 Annual Meeting.

     ITEM 12.                                  This information is incorporated by reference to the
                                               "Stock Ownership" section of our Proxy Statement to be
                                               furnished to shareholders in connection with the 2000
                                               Annual Meeting.

     ITEM 13.                                  This information is incorporated by reference to the
                                               "Certain Transactions" section of our Proxy Statement to
                                               be furnished to shareholders in connection with the 2000
                                               Annual Meeting.

EXECUTIVE OFFICERS

 Set forth below is certain information with respect to our executive officers.

            Name and Title                     Age          Business Experience
            --------------                     ---          -------------------
J. W. Marriott, Jr.                             67          Mr. Marriott is Chairman of the Board and Chief Executive Officer of the
Chairman of the Marriott                                    Company. He joined Marriott Corporation (now known as Host Marriott
International, Inc. Board and Chief                         Corporation) in 1956, became President and a director in 1964, Chief
Executive Officer                                           Executive Officer in 1972 and Chairman of the Board in 1985. Mr.
                                                            Marriott also is a director of Host Marriott Corporation, General Motors
                                                            Corporation and the Naval Academy Endowment Trust. He serves on the
                                                            Board of Trustees of the National Geographic Society and The J. Willard
                                                            & Alice S. Marriott Foundation, and the Board of Directors of Georgetown
                                                            University, and is a member of the Executive Committee of the World
                                                            Travel & Tourism Council and the Business Council. Mr. Marriott has
                                                            served as Chief Executive Officer of the Company since its inception in
                                                            1997, and served as Chairman and Chief Executive Officer of Old Marriott
                                                            from October 1993 to March 1998. Mr. Marriott has served as a director of the Company since March 1998.


Todd Clist                                      58          Todd Clist joined Marriott Corporation in 1968. Mr. Clist served as
Vice President;                                             general manager of several hotels before being named Regional Vice
President, North American Lodging                           President, Midwest Region for Marriott Hotels, Resorts and Suites in
Operations                                                  1980. Mr. Clist became Executive Vice President of Marketing for
                                                            Marriott Hotels, Resorts and Suites in 1985, and Senior Vice President,
                                                            Lodging Products and Markets in 1989. Mr. Clist was named Executive Vice
                                                            President and General Manager for Fairfield Inn in 1990, for both
                                                            Fairfield Inn and Courtyard in 1991, and for Fairfield Inn, Courtyard
                                                            and Residence Inn in 1993. Mr. Clist was appointed to his current position in January 1994.

Edwin D. Fuller                                 54          Edwin D. Fuller joined Marriott in 1972 and held several sales positions
Vice President;                                             before being appointed Vice President of Marketing in 1979. He became
President and Managing Director -                           Regional Vice President in the Midwest Region 1985, Regional Vice
Marriott Lodging International                              President of the Western Region in 1988, and in 1990 was promoted to
                                                            Senior Vice President & Managing Director of International Lodging, with a focus on developing the international group of hotels. He was named
                                                            Executive Vice President and Managing Director of International Lodging
                                                            in 1994, and was promoted to his current position of President and
                                                            Managing Director of International Lodging in 1997.

Name and Title                                 Age          Business Experience
------------------                           ------         ---------------------
Paul E. Johnson, Jr.                          52            Paul E. Johnson, Jr. joined Marriott Corporation in 1983 in Corporate
Vice President;                                             Financial Planning & Analysis. In 1987, he was promoted to Group Vice
President - Marriott                                        President of Finance and Development for the Marriott Service Group and
Senior Living Services                                      later assumed responsibility for real estate development for Marriott
                                                            Senior Living Services. During 1989, he served as Vice President and
                                                            General Manager of Marriott Corporation's Travel Plazas division. Mr.
                                                            Johnson subsequently served as Vice President and General Manager of
                                                            Marriott Family Restaurants from December 1989 through 1991. In October
                                                            1991, he was appointed as Executive Vice President and General Manager of Marriott Senior Living Services, and in June 1996 he was appointed to his current position.

Brendan M. Keegan                             56            Brendan M. Keegan joined Marriott Corporation in 1971, in the Corporate
Vice President;                                             Organization Development Department and subsequently held several human
Executive Vice President -                                  resources positions, including Vice President of Organization
Human Resources                                             Development and Executive Succession Planning. In 1986, Mr. Keegan was
                                                            named Senior Vice President, Human Resources, Marriott Service Group. In
                                                            April 1997, Mr. Keegan was appointed Senior Vice President of Human
                                                            Resources for our worldwide human resources functions, including compensation, benefits, labor and employee relations, employment and human resources planning and development. In February 1998, he was appointed to his current position.

Robert T. Pras                                58            Robert T. Pras joined Marriott Corporation in 1979 as Executive Vice
Vice President;                                             President of Fairfield Farm Kitchens, the predecessor of Marriott
President - Marriott                                        Distribution Services. In 1981, Mr. Pras became Executive Vice President
Distribution Services                                       of Procurement and Distribution. In May 1986, Mr. Pras was appointed to the additional position of General Manager of Marriott Corporation's
                                                            Continuing Care Retirement Communities. He was named Executive Vice
                                                            President and General Manager of Marriott Distribution Services in 1990.
                                                            Mr. Pras was appointed to his current position in January 1997.

Joseph Ryan                                   58            Joseph Ryan joined Old Marriott in December 1994 as Executive Vice
Executive Vice President and General                        President and General Counsel. Prior to that time, he was a partner in
Counsel                                                     the law firm of O'Melveny & Myers, serving as the Managing Partner from
                                                            1993 until his departure. He joined O'Melveny & Myers in 1967 and was admitted as a partner in 1976.

Name and Title                                 Age          Business Experience
--------------------                         ------         -----------------------
Horst H. Schulze                              59            Horst H. Schulze has served as the President and Chief Operating Officer
Vice President;                                             of The Ritz-Carlton since 1988. Mr. Schulze joined The Ritz-Carlton in
President and Chief Operating                               1983 as Vice President, Operations and was appointed Executive Vice
Officer, The Ritz-Carlton Hotel                             President in 1987. Prior to 1983, he spent nine years with Hyatt Hotels
Company, LLC                                                Corporation where he held several positions including Hotel General
                                                            Manager, Regional Vice President and Corporate Vice President. Before
                                                            his association with Hyatt, Mr. Schulze worked for Hilton Hotels. Mr.
                                                            Schulze began his hotel career in Europe where he completed hotel school and worked in world-class hotels including the Bellevue Palace and Le
                                                            Beau Rivage in Switzerland, the Plaza Athenee in Paris, France, the
                                                            Savoy Hotel in London and the Kurhaus/Casino Bad Neuenahr, Germany.

William J. Shaw                               54            Mr. Shaw has served as President and Chief Operating Officer of the
Director, President and Chief                               Company since March 1997 (including service in the same capacity with
Operating Officer                                           Old Marriott until March 1998). Mr. Shaw joined Marriott Corporation in
                                                            1974, was elected Corporate Controller in 1979 and a Vice President in
                                                            1982. In 1986, Mr. Shaw was elected Senior Vice President--Finance and
                                                            Treasurer of Marriott Corporation. He was elected Chief Financial
                                                            Officer and Executive Vice President of Marriott Corporation in April
                                                            1988. In February 1992, he was elected President of the Marriott Service
                                                            Group. Mr. Shaw is also Chairman of the Board of Directors of Sodexho
                                                            Marriott Services, Inc. He also serves on the Board of Trustees of the
                                                            University of Notre Dame and the Suburban Hospital Foundation. Mr. Shaw
                                                            has served as a director of Old Marriott (now named Sodexho Marriott
                                                            Services, Inc.) since May 1997, and as a director of the Company since
                                                            March 1998.

Arne M. Sorenson                              41            Arne M. Sorenson joined Old Marriott in 1996 as Senior Vice President of
Executive Vice President and Chief                          Business Development. He was instrumental in our acquisition of the
Financial Officer                                           Renaissance Hotel Group in 1997. Prior to joining Marriott, he was a partner in the law firm of Latham & Watkins in Washington, D.C., where he played a key role in 1992 and 1993 in the distribution of Old
                                                            Marriott by Marriott Corporation. Effective October 1, 1998, Mr.
                                                            Sorenson was appointed Executive Vice President and Chief Financial
                                                            Officer.

James M. Sullivan                             56            James M. Sullivan joined Marriott Corporation in 1980, departed in 1983
Executive Vice President -                                  to acquire, manage, expand and subsequently sell a successful restaurant
Lodging Development                                         chain, and returned to Marriott Corporation in 1986 as Vice President of
                                                            Mergers and Acquisitions. Mr. Sullivan became Senior Vice President,
                                                            Finance - Lodging in 1989, Senior Vice President - Lodging Development
                                                            in 1990 and was appointed to his current position in December 1995.

Name and Title                                 Age          Business Experience
---------------------                        ------         -------------------------------
William R. Tiefel                            65             William R. Tiefel joined Marriott Corporation in 1961 and was named
Vice Chairman;                                              President of Marriott Hotels, Resorts and Suites in 1998. He had
Chairman - The Ritz-Carlton Hotel                           previously served as resident manager and general manager at several
Company, LLC                                                Marriott hotels prior to being appointed Regional Vice President and later Executive Vice President of Marriott Hotels, Resorts and Suites
                                                            and Marriott Ownership Resorts. Mr. Tiefel was elected Executive Vice
                                                            President of Marriott Corporation in November 1989. In March 1992, he
                                                            was elected President - Marriott Lodging Group and assumed responsibility for all of Marriott's lodging brands. In May 1998 he was appointed to his current position.



Stephen P. Weisz                             49             Stephen P. Weisz joined Marriott Corporation in 1972 and was named
Vice President;                                             Regional Vice President of the Mid-Atlantic Region in 1991. Mr. Weisz
President - Marriott Vacation Club                          had previously served as Senior Vice President of Rooms Operations
International                                               before being appointed as Vice President of the Revenue Management
                                                            Group. Mr. Weisz became Senior Vice President of Sales and Marketing for
                                                            Marriott Hotels, Resorts and Suites in August 1992 and Executive Vice
                                                            President - Lodging Brands in August 1994. In December 1996, Mr. Weisz
                                                            was appointed President - Marriott Vacation Club International.

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

                                                                Incorporation by Reference
                                                                (where a report or registration statement is
                                                                indicated below, that document has been previously
 Exhibit                                                        filed with the SEC and the applicable exhibit is
   No.       Description                                        incorporated by reference thereto)
----------------------------------------------------------------------------------------------------------------------
 2.1         Distribution Agreement dated as of September 30,   Appendix A in our Form 10 filed on February 13,
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
             Marriott-ICC Merger Corp., the Company, Sodexho
             Alliance, S.A. and International Catering
             Corporation.

 3.1         Third Amended and Restated Certificate of          Exhibit No. 3 to our Form 10-Q for the fiscal
             Incorporation of the Company.                      quarter ended June 18, 1999.

 3.2         Amended and Restated Bylaws.                       Exhibit No. 3.3 to our Form 10-K for the fiscal
                                                                year ended January 1, 1999.

 3.3         Amended and Restated Rights Agreement dated as     Exhibit No. 4.1 to our Form 10-Q for the fiscal
             of August 9, 1999 with The Bank of New York, as    quarter ended September 10, 1999.
             Rights Agent.

 4.1         Indenture dated November 16, 1998 with The Chase   Exhibit No. 4.1 to our Form 10-K for the fiscal
             Manhattan Bank, as Trustee.                        year ended January 1, 1999.

 4.2         Form of 6.625% Series A Note due 2003.             Exhibit No. 4.2 to our Form 10-K for the fiscal
                                                                year ended January 1, 1999.

 4.3         Form of 6.875% Series B Note due 2005.             Exhibit No. 4.3 to our Form 10-K for the fiscal
                                                                year ended January 1, 1999.

 4.4         Form of 7.875% Series C Note due 2009.             Exhibit No. 4.1 to our Form 8-K dated September 20,
                                                                1999.

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

 10.5        Distribution Agreement with Host Marriott          Exhibit No. 10.3 to Form 8-K of Old Marriott dated
             Corporation, as amended.                           October 25, 1993; Exhibit No. 10.2 to Form 10-K of
                                                                Old Marriott for the fiscal year ended December 29,
                                                                1995 (First Amendment); Exhibit Nos. 10.4 and 10.5
                                                                to our Form 10-Q for the fiscal quarter ended March
                                                                27, 1998 (Second and Third Amendments); and filed
                                                                with this report as Exhibit 10.5 (a) (Fourth
                                                                Amendment) and Exhibit 10.5 (b) (Fifth Amendment).

 10.6        Restated Noncompetition Agreement with Host        Exhibit No. 10.6 to our Form 10-Q for the fiscal
             Marriott Corporation.                              quarter ended March 27, 1998.

 10.7        $1.5 billion Credit Agreement dated February 19,   Exhibit 10.10 to our Form 10-K for the fiscal year
             1998 with Citibank, N.A., as Administrative        ended January 2, 1998.
             Agent, and certain banks.

 10.8        $500 million Credit Agreement dated February 2,    Exhibit No. 4.8 to our Form 10-K for the fiscal
             1999 with Citibank, N.A. as Administrative         year ended January 1, 1999.
             Agent, and certain banks.

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

 21          Subsidiaries of Marriott International, Inc.       Filed with this report.

 23          Consent of Arthur Andersen LLP.                    Filed with this report.

 27          Financial Data Schedule for the Company.           Filed with this report.

 99          Forward-Looking Statements.                        Filed with this report.


_____________________________

(b)  REPORTS ON FORM 8-K


  On September 20, 1999, we filed a report describing the issuance of $300 million of 7-7/8 percent Series C Notes due 2009 in an underwritten public offering.

SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 10th day of March, 2000.

MARRIOTT INTERNATIONAL, INC.

By /s/ J.W. Marriott, Jr.
  ---------------------------
        J.W. Marriott, Jr.
     Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in their capacities and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:
   /s/ J.W. Marriott, Jr.
-------------------------------        Chairman of the Board, Chief Executive Officer
    J.W. Marriott, Jr.                  and Director


PRINCIPAL FINANCIAL OFFICER:

    /s/ Arne M. Sorenson               Executive Vice President,
--------------------------------       Chief Financial Officer
       Arne M. Sorenson


PRINCIPAL ACCOUNTING OFFICER:

     /s/ Linda A. Bartlett             Vice President, Controller
---------------------------------
       Linda A. Bartlett

DIRECTORS:

     /s/ Henry Cheng Kar-Shun                                                      /s/ W. Mitt Romney
---------------------------------------------------------             --------------------------------------------------------
         Henry Cheng Kar-Shun, Director                                                W. Mitt Romney, Director

     /s/ Gilbert M. Grosvenor                                                      /s/  Roger W. Sant
---------------------------------------------------------             --------------------------------------------------------
         Gilbert M. Grosvenor, Director                                                 Roger W. Sant, Director

     /s/ Richard E. Marriott                                                        /s/ William J. Shaw
---------------------------------------------------------             --------------------------------------------------------
         Richard E. Marriott, Director                                                  William J. Shaw, Director

     /s/ Floretta Dukes McKenzie                                                    /s/ Lawrence M. Small
---------------------------------------------------------             --------------------------------------------------------
         Floretta Dukes McKenzie, Director                                              Lawrence M. Small, Director

     /s/ Harry J. Pearce
---------------------------------------------------------
         Harry J. Pearce, Director