Form 10-Q
period 2000-03-24
MARRIOTT INTERNATIONAL INC /MD/
filed 2000-05-04
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 24, 2000                 Commission File No. 1-13881


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


                           Yes [X]      No [_]



                                                                                               Shares outstanding
             Class                                                                             at April 27, 2000
--------------------------------                                                        ------------------------------
     Class A Common Stock,                                                                         239,619,008
        $0.01 par value


                         MARRIOTT INTERNATIONAL, INC.
                                     INDEX

                                                                                                           Page No.
                                                                                                        -------------

                 Forward-Looking Statements....................................................              3

Part I.          Financial Information (Unaudited):

                    Condensed Consolidated Statement of Income -
                       Twelve Weeks Ended March 24, 2000 and March 26, 1999....................              4

                    Condensed Consolidated Balance Sheet -
                       as of March 24, 2000 and December 31, 1999..............................              5

                    Condensed Consolidated Statement of Cash Flows -
                       Twelve Weeks Ended March 24, 2000 and March 26, 1999....................              6

                    Notes to Condensed Consolidated Financial Statements.......................              7

                    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...............................................             13

                    Quantitative and Qualitative Disclosures About Market Risk.................             17



Part II.         Other Information and Signatures:

                    Legal Proceedings..........................................................             18

                    Changes in Securities......................................................             18

                    Defaults Upon Senior Securities............................................             18

                    Submission of Matters to a Vote of Security Holders........................             18

                    Other Information..........................................................             18

                    Exhibits and Reports on Form 8-K...........................................             19

                    Signatures.................................................................             20

Forward-Looking Statements

When used throughout this report, the words "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms, timeshare units, senior living accommodations and corporate apartments; our ability to obtain new operating contracts and franchise agreements; our ability to develop and maintain positive relations with current and potential hotel and senior living community owners; the effect of international, national and regional economic conditions; the availability of capital to allow us and potential hotel and senior living community owners to fund investments; approval of the Boston Chicken, Inc. reorganization plan referred to below; satisfaction of the conditions to consummation of the litigation settlement transactions referred to below; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 filed herewith. Given these uncertainties, we caution you not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                         MARRIOTT INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ($ in millions, except per share amounts)
                                  (Unaudited)


                                                                                 Twelve weeks ended
                                                                          --------------------------------
                                                                            March 24,           March 26,
                                                                              2000                1999
                                                                          ------------        ------------


SALES..............................................................       $    2,167          $   1,895

OPERATING COSTS AND EXPENSES.......................................            1,974              1,702
                                                                          ----------          ---------


OPERATING PROFIT BEFORE CORPORATE EXPENSES
  AND INTEREST.....................................................              193                193
Corporate expenses.................................................              (26)               (29)
Interest expense...................................................              (23)               (11)
Interest income....................................................                5                  7
                                                                          ----------          ---------
INCOME BEFORE INCOME TAXES.........................................              149                160
Provision for income taxes.........................................               55                 60
                                                                          ----------         ----------
NET INCOME.........................................................       $       94          $     100
                                                                          ==========          =========

DIVIDENDS DECLARED PER SHARE.......................................       $     .055          $     .05
                                                                          ==========          =========


EARNINGS PER SHARE
 Basic Earnings Per Share..........................................       $      .39          $     .41
                                                                          ==========          =========
 Diluted Earnings Per Share........................................       $      .37          $     .38
                                                                          ==========          =========




           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)

                                                                          March 24,          December 31,
                                                                             2000                1999
                                                                          ----------         -----------
                                                                          (Unaudited)
                               ASSETS
Current assets
 Cash and equivalents..............................................       $      372         $      489
 Accounts and notes receivable.....................................              805                740
 Inventory.........................................................              117                 93
 Other.............................................................              270                278
                                                                          ----------         ----------
                                                                               1,564              1,600
                                                                          ----------         ----------

Property and equipment.............................................            3,098              2,845
Intangibles........................................................            1,799              1,820
Investments in affiliates..........................................              284                294
Notes and other receivables........................................              508                473
Other..............................................................              297                292
                                                                          ----------         ----------
                                                                          $    7,550         $    7,324
                                                                          ==========         ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable..................................................       $      650         $      628
 Other.............................................................            1,019              1,115
                                                                          ----------         ----------
                                                                               1,669              1,743
                                                                          ----------         ----------

Long-term debt.....................................................            2,068              1,676
Other long-term liabilities........................................            1,023                997
Shareholders' equity
 Class A common stock, 255.6 million shares issued.................                3                  3
 Additional paid-in capital........................................            2,755              2,738
 Retained earnings.................................................              544                508
 Treasury stock, at cost...........................................             (472)              (305)
 Accumulated other comprehensive income............................              (40)               (36)
                                                                          ----------         ----------
                                                                               2,790              2,908
                                                                          ----------         ----------
                                                                          $    7,550         $    7,324
                                                                          ==========         ==========



           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in millions)
                                  (Unaudited)



                                                                                Twelve weeks ended
                                                                         -------------------------------
                                                                          March 24,           March 26,
                                                                            2000                1999
                                                                         ----------           ----------


OPERATING ACTIVITIES
   Net income........................................................  $      94            $     100
   Adjustments to reconcile to cash provided by operations:
       Depreciation and amortization.................................         41                   33
       Income taxes and other........................................         53                   50
       Timeshare activity, net.......................................        (68)                 (12)
       Working capital changes.......................................        (99)                 (36)
                                                                       ---------            ---------
   Cash provided by operations.......................................         21                  135
                                                                       ---------            ---------

INVESTING ACTIVITIES
   Acquisitions......................................................          -                  (51)
   Dispositions......................................................          3                  186
   Capital expenditures..............................................       (247)                (205)
   Note advances.....................................................        (25)                 (58)
   Note collections and sales........................................          4                    5
   Other.............................................................        (19)                 (38)
                                                                       ---------            ---------
   Cash used in investing activities.................................       (284)                (161)
                                                                       ---------            ---------

FINANCING ACTIVITIES
   Commercial paper activity, net....................................        394                  (13)
   Issuance of other long-term debt..................................          3                    2
   Repayment of other long-term debt.................................         (4)                 (27)
   Issuance of Class A common stock..................................          3                   26
   Dividends paid....................................................        (14)                 (12)
   Purchase of treasury stock........................................       (236)                  (5)
                                                                       ---------            ---------
   Cash provided by (used in) financing activities...................        146                  (29)
                                                                       ---------            ---------

DECREASE IN CASH AND EQUIVALENTS.....................................       (117)                 (55)
CASH AND EQUIVALENTS, beginning of period............................        489                  390
                                                                       ---------            ---------
CASH AND EQUIVALENTS, end of period..................................  $     372            $     335
                                                                       =========            =========



           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Basis of Presentation
   ---------------------

   The accompanying condensed consolidated financial statements present the results of operations, financial position and cash flows of Marriott International, Inc. (together with its subsidiaries, we, us or the Company).

   The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements included in our Annual Report on Form 10-K (our Annual Report) for the fiscal year ended December 31, 1999. Capitalized terms not otherwise defined in this quarterly report have the meanings specified in our Annual Report.

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

   In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 24, 2000 and December 31, 1999 and the results of operations and cash flows for the twelve weeks ended March 24, 2000 and March 26, 1999. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities included in these financial statements.

2. Earnings Per Share
   ------------------
   The following table reconciles the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                                      Twelve weeks ended
                                                             ---------------------------------
                                                               March 24,           March 26,
                                                                  2000               1999
                                                             -------------       -------------
Computation of Basic Earnings Per Share

 Net income..............................................    $       94          $       100
 Weighted average shares outstanding.....................         244.1                245.6
                                                             ----------          -----------

 Basic Earnings Per Share................................    $      .39          $       .41
                                                             ==========          ===========

Computation of Diluted Earnings Per Share

 Net income..............................................    $       94          $       100
 After-tax interest expense on convertible
   subordinated debt.....................................             -                    2
                                                             ----------          -----------
 Net income for diluted earnings per share...............    $       94          $       102
                                                             ==========          ===========

 Weighted average shares outstanding.....................         244.1                245.6

 Effect of Dilutive Securities
  Employee stock option plan.............................           6.1                  9.0
  Deferred stock incentive plan..........................           5.1                  5.2
 Convertible subordinated debt...........................             -                  9.5
                                                             ----------          -----------
 Shares for diluted earnings per share...................         255.3                269.3
                                                             ==========          ===========

 Diluted Earnings Per Share..............................    $      .37          $       .38
                                                             ==========          ===========

     We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We use the if-converted method for convertible subordinated debt.

3.   Acquisitions
     ------------

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

4.   Comprehensive Income
     --------------------

     Total comprehensive income was $89 million and $90 million, respectively, for the twelve weeks ended March 24, 2000 and March 26, 1999. The principal difference between net income and total comprehensive income relates to foreign currency translation adjustments.

5.   Intangible Assets
     -----------------

     In 1996, MDS became the exclusive provider of distribution services to Boston Chicken, Inc. (BCI). On October 5, 1998, BCI and its Boston Market-controlled subsidiaries filed voluntary bankruptcy petitions for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court in Phoenix (the Court). In December 1999, McDonald's Corporation (McDonald's) announced that it had reached a definitive agreement to purchase the majority of the assets of BCI, subject to confirmation of the pending BCI plan of reorganization, including Court approval. In March 2000, MDS reached an agreement with McDonald's on a new contract providing for continuation of distribution services to Boston Market restaurants. The new contract, which would replace MDS's existing distribution contract with BCI, will be subject to confirmation of BCI's pending plan of reorganization by the Court. Because the existing distribution contract will be terminated upon confirmation of the pending reorganization, MDS wrote off the unamortized balance of the existing investment, resulting in a $15 million pretax charge in the first quarter of 2000. MDS continues to provide distribution services to BCI and has been receiving payment of post-petition receivables in accordance with the terms of its contract with BCI.

6.   New Accounting Standards
     ------------------------

     We will adopt Financial Accounting Standard (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which we do not expect to have a material effect on our consolidated financial statements, in or before the first quarter of 2001.

     We will adopt the SEC's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in the second quarter of 2000. Implementation of SAB No. 101 is expected to have no impact on annual earnings but may shift the timing of revenue and profit recognition to later quarters during the year.

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

     The following table shows our sales and operating profit by business segment for the twelve weeks ended March 24, 2000 and March 26, 1999.


                                                                                     Twelve weeks ended
                                                                           ------------------------------------
                                                                              March 24,             March 26,
                                                                                2000                   1999
                                                                           -------------          -------------

Sales
  Lodging..............................................................     $    1,711             $    1,523
  Senior Living Services...............................................            149                    120
  Distribution Services................................................            307                    252
                                                                            ----------             ----------
                                                                            $    2,167             $    1,895
                                                                            ==========             ==========


Operating profit before corporate
 expenses and interest
  Lodging..............................................................     $      203             $      187
  Senior Living Services...............................................              2                      2
  Distribution Services................................................            (12)                     4
                                                                            ----------             ----------
                                                                            $      193             $      193
                                                                            ==========             ==========


    Sales of Distribution Services do not include sales (made at market terms and conditions) to our other business segments of $39 million and $37 million for the twelve weeks ended March 24, 2000 and March 26, 1999, respectively.

8.  Contingencies
    -------------

    We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees were limited, in the aggregate, to $179 million at March 24, 2000, including guarantees involving major customers, with expected funding of zero. As of March 24, 2000, we had extended approximately $336 million of loan commitments to owners of lodging and senior living properties. Letters of credit outstanding on our behalf at March 24, 2000, totaled $76 million, the majority of which related to our self-insurance programs. At March 24, 2000, we had repurchase obligations of $94 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse.

    New World Development and another affiliate of Dr. Cheng, a director of the Company, have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $59 million.

    On February 23, 2000, we entered into an agreement, which was subsequently embodied in a definitive agreement executed on March 9, 2000, to resolve pending litigation described below involving certain limited partnerships formed in the mid- to late 1980's. Consummation of the settlement is subject to numerous conditions, including the receipt of third-party consents and court approval. The agreement was reached with lead counsel to the plaintiffs in the lawsuits described below, and with the special litigation committee appointed by the general partner of two of the partnerships, Courtyard by Marriott Limited Partnership (CBM I) and Courtyard by Marriott II Limited Partnership (CBM II). Because of the numerous conditions to be satisfied, including approval by the court and consent of the requisite holders of limited partnership units, there can be no assurances that the settlement transactions will be consummated and, if consummated, terms could differ materially from those described below.

    Under the agreement, we will acquire, through an unconsolidated joint venture with Host Marriott, all of the limited partners' interests in CBM I and CBM II for approximately $372 million. These partnerships own 120 Courtyard by Marriott hotels. The purchase price will be financed with $185 million in mezzanine debt loaned to the joint venture by us and with equity contributed in equal shares by us and an affiliate of Host Marriott. We will continue to manage these 120 hotels under long-term agreements. Also, we and Host Marriott each have agreed to pay approximately $31 million to the plaintiffs in the Texas Multi-Partnership lawsuit described below in exchange for dismissal of the complaints and full releases.

    We recorded a pretax charge of $39 million which was included in corporate expenses in the fourth quarter of 1999, to reflect anticipated settlement transactions. However, if the foregoing settlement transactions are not consummated, and either a less favorable settlement is entered into, or the lawsuits are tried and decided adversely to the Company, we could incur losses significantly different than the pretax charge associated with the settlement agreement described above.

    Courtyard by Marriott II Limited Partnership Litigation

    On June 7, 1996, a group of partners in CBM II filed a lawsuit against Host Marriott, the Company and others, Whitey Ford, et al. v. Host Marriott Corporation, et al., in the 285th Judicial District Court of Bexar County,- Texas, alleging breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation, tortious interference, violation of the Texas Free Enterprise and Antitrust Act of 1983 and conspiracy in connection with the formation, operation and management of CBM II and its hotels. The plaintiffs sought unspecified damages. On January 29, 1998, two other limited partners, A.R. Milkes and D.R. Burklew, filed a petition in intervention seeking to convert the lawsuit into a class action, and a class was certified. In March 1999, Palm Investors, L.L.C., the assignee of a number of limited partnership units acquired through various tender offers, and Equity Resource, an assignee, through various of its funds, of a number of limited partnership units, filed pleas in intervention, which among other things added additional claims relating to the 1993 split of Marriott Corporation and to the 1995 refinancing of CBM II's indebtedness. On August 17, 1999, the general partner of CBM II appointed an independent special litigation committee to investigate the derivative claims described above and to recommend to the general partner whether it is in the best interests of CBM II for the derivative litigation to proceed. The general partner agreed to adopt the recommendation of the committee. Under Delaware law, the recommendation of a duly appointed independent litigation committee is binding on the general partner and the limited partners. Following certain adjustments to the underlying complaints, including the assertion as derivative claims some of the claims previously filed as individual claims, a final amended class action complaint was filed on January 6, 2000. Trial, which was scheduled to begin in late February, 2000, was postponed pending approval and consummation of the settlement described above.

    Texas Multi-Partnership Lawsuit

    On March 16, 1998, limited partners in several limited partnerships sponsored by Host Marriott or its subsidiaries filed a lawsuit, Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., in the 57th Judicial District Court of Bexar County, Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. The plaintiffs further allege that the defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. A Marriott International subsidiary manages each of the hotels involved and, as to some properties, the Company is the ground lessor and collects rent. The Company, several Marriott subsidiaries and J.W. Marriott, Jr. are among the several named defendants. The plaintiffs are seeking unspecified damages.

9.  Subsequent Event
    ----------------

    On April 28, 2000, we sold 14 senior living communities for cash proceeds of $194 million. We simultaneously entered into long-term management agreements for the communities with a third party tenant which leases the communities from the buyer. In connection with the sale we provided a credit facility to the buyer to be used, if necessary, to meet its debt service requirements. Fundings under the facility are guaranteed by an unaffiliated third party. We also extended a limited credit facility to the tenant to cover operating shortfalls, if any.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the twelve weeks ended March 24, 2000 and March 26, 1999. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based upon U.S. properties operated by us, except that data for Fairfield Inn also include comparable franchised units.

Twelve Weeks Ended March 24, 2000 Compared to Twelve Weeks Ended March 26, 1999
-------------------------------------------------------------------------------

We reported net income of $94 million for the 2000 first quarter on sales of $2,167 million. This represents a six percent decrease in net income and a 14 percent increase in sales over the first quarter of 1999. Diluted earnings per share of $.37 for the quarter decreased three percent as compared to the 1999 amount. Overall profit growth in 2000 was curtailed by a $15 million pretax charge relating to our distribution services business (see "Intangible Assets" in the footnotes to the condensed consolidated financial statements included in
Item 1. above).  Systemwide sales increased to $4.3 billion.

Marriott Lodging reported a nine percent increase in operating profit on 12 percent higher sales. Systemwide lodging sales increased to $3.8 billion.

We added a total of 46 lodging properties (7,300 units) during the first quarter of 2000, and deflagged 6 properties (1,400 rooms), increasing our total properties to 1,920 (361,753 units). Properties by brand (excluding 6,200 rental units relating to ExecuStay) are as indicated in the following table.



                                                                     Properties as of March 24, 2000
                                                        ----------------------------------------------------------
                                                              Company-operated                 Franchised
                                                        ----------------------------   ---------------------------
                                                         Properties       Rooms        Properties        Rooms
                                                        ------------   ------------   -------------   ------------
Marriott Hotels, Resorts and Suites.................          234          102,447           137           39,493
Ritz-Carlton........................................           35           11,554             -                -
Renaissance Hotels, Resorts and Suites..............           76           30,284            23            8,456
Ramada International................................            7            1,325            19            4,246
Residence Inn.......................................          136           18,222           197           21,408
Courtyard...........................................          268           41,394           210           26,429
TownePlace Suites...................................           28            2,898            40            3,897
Fairfield Inn.......................................           51            7,138           366           32,086
SpringHill Suites...................................            7              804            34            3,349
Marriott Vacation Club International................           45            4,796             -                -
Marriott Executive Apartments and other.............            7            1,527             -                -
                                                        ---------        ---------    ----------        ---------
    Total...........................................          894          222,389         1,026          139,364
                                                        =========        =========    ==========        =========

Across our Lodging brands, REVPAR for comparable company-operated U.S. properties grew by an average of 3.1 percent in 2000. Average room rates for these hotels rose 4.8 percent, while occupancy decreased to 75.6 percent. These results reflected a slow start to the year, as many travelers stayed home in early January due to Y2K concerns, followed by a steady pick up in demand as the first quarter progressed. Occupancy, average daily rate and REVPAR for each of our principal established brands is shown in the following table.

                                                           Twelve weeks ended          Change vs.
                                                             March 24, 2000               1999
                                                           ------------------        --------------

Marriott Hotels, Resorts and Suites
  Occupancy................................................           75.9%            -1.2%   pts.
  Average daily rate.......................................     $   147.97             +4.6%
  REVPAR...................................................     $   112.33             +3.0%

Ritz-Carlton
  Occupancy................................................           77.5%            -0.7%   pts.
  Average daily rate.......................................     $   251.79             +6.1%
  REVPAR...................................................     $   195.14             +5.2%

Renaissance Hotels, Resorts and Suites
  Occupancy................................................           71.6%            +0.5%   pts.
  Average daily rate.......................................     $   140.64             +4.2%
  REVPAR...................................................     $   100.67             +4.9%

Residence Inn
  Occupancy................................................           81.0%            -0.6%   pts.
  Average daily rate.......................................     $   102.43             +3.4%
  REVPAR...................................................     $    82.95             +2.6%

Courtyard
  Occupancy................................................           76.2%            -1.8%   pts.
  Average daily rate.......................................     $    96.09             +4.4%
  REVPAR...................................................     $    73.26             +2.1%

Fairfield Inn
  Occupancy................................................           65.6%            -2.6%   pts.
  Average daily rate.......................................     $    59.44             +4.4%
  REVPAR...................................................     $    39.00             +0.5%

Across Marriott's full-service lodging brands (Marriott Hotels, Resorts and Suites, Ritz-Carlton and Renaissance Hotels, Resorts and Suites), REVPAR for comparable company-operated U.S. properties grew by an average of 3.5 percent in the 2000 first quarter. Average room rates for these hotels rose nearly five percent, while occupancy declined one percentage point to 75 percent.

Our domestic select-service and extended-stay brands (Fairfield Inn, Courtyard, Residence Inn, SpringHill Suites and TownePlace Suites) have added a net of 162 properties, primarily franchises, since the first quarter of 1999.

REVPAR for comparable Residence Inn, Courtyard and Fairfield Inn brands increased 1.8 percent during the quarter. While REVPAR comparisons were stronger in the northeast and west, softer results in the midwest reflected industry supply growth in certain markets.

Results for international lodging operations rebounded in the 2000 first quarter, reflecting solid profit growth for properties in Asia and Egypt, as well as in Europe, despite a decline in the value of the Euro against the U.S. dollar.

Marriott Vacation Club International posted substantial profit growth in the 2000 first quarter on a 14 percent increase in contract sales. Results reflected strong sales in our quality-tier timeshare resorts in Hawaii, California, Utah and Aruba. We also began selling fractional ownership interests at our first two Ritz-Carlton Club resorts in Aspen, Colorado and St. Thomas, U.S. Virgin Islands.

Marriott Senior Living Services (SLS) posted 24 percent sales growth in the 2000 first quarter, reflecting an increase in occupancy for comparable communities of five percentage points to 87 percent, and the net addition of 25 units since the first quarter 1999. Operating profit for the division was flat, as improved performance for established communities was offset by start-up costs for the new properties.

Marriott Distribution Services (MDS) posted 22 percent sales growth in the 2000 first quarter, reflecting the commencement of service to three large restaurant chains beginning this year. MDS reported a $12 million operating loss in the 2000 first quarter due to the $15 million pretax write-off of its investment in a contract with Boston Chicken, Inc. (BCI), a major customer currently undergoing reorganization in bankruptcy. McDonald's Corporation has entered into a definitive agreement to acquire substantially all of the assets of BCI, subject to confirmation of the related plan of reorganization by the Bankruptcy Court. MDS has reached an agreement with McDonald's to continue providing distribution services to Boston Chicken restaurants (see "Intangible Assets" in the footnotes to the condensed consolidated financial statements included in
Item 1. above).

Corporate activity. Interest expense in first quarter 2000 increased by $12 million as a result of borrowings to finance growth outlays and share repurchases. Corporate expenses decreased $3 million due to systems-related modification costs of $5 million associated with year 2000 incurred in the first quarter 1999, offset by incremental costs of $2 million in 2000 associated with new corporate systems. The effective income tax rate decreased from 37.5 percent to 37.0 percent primarily due to the increased proportion of operations in countries with lower effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have access to sufficient financial resources to finance our growth, as well as to support our ongoing operations and meet debt service and other cash requirements. However, our ability to sell properties that we develop, and the ability of hotel or senior living community developers to build or acquire new Marriott-branded properties, which are important parts of our growth plans, are partially dependent on the availability and cost of capital. We monitor the status of the capital markets, and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans.

Cash and equivalents totaled $372 million at March 24, 2000, a decrease of $117 million from year end 1999. Net income is stated after recording depreciation expense of $26 million and $19 million for the twelve weeks ended March 24, 2000 and March 26, 1999, respectively, and after amortization expense of $15 million and $14 million, respectively, for the same time periods. EBITDA for the twelve weeks ended March 24, 2000 increased by $9 million, or four percent, to $213 million. EBITDA is an indicator of operating performance which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles.

Net cash used in investing activities totaled $284 million for the twelve weeks ended March 24, 2000, and principally consisted of capital expenditures for lodging properties and notes receivable advances.

We purchased 8.2 million shares of our Class A Common Stock in the twelve weeks ended March 24, 2000, at a cost of $243 million. As of March 24, 2000, we had been authorized by our Board of Directors to repurchase an additional 22.3 million shares.

In January 2000, we filed a "universal shelf" registration statement with the Securities and Exchange Commission which, together with the authority remaining under a universal shelf registration statement filed in April 1999, permitted us to offer to the public up to $500 million of securities. On March 27, 2000, we sold $300 million principal amount of 8-1/8 percent Series D Notes, which mature in 2005, in a public offering made under our shelf registration statements. We received net proceeds of approximately $298 million from this offering, after paying underwriting discounts, commissions and offering expenses. After giving effect to the issuance of the Series D Notes, we have remaining capacity under our January 2000 shelf registration statement to offer to the public up to $200 million of debt securities, common stock or preferred stock.

In 1996, MDS became the exclusive provider of distribution services to Einstein/Noah Bagel Corp. (ENBC), which operates over 460 bagel shops in 29 states. In March 2000, ENBC disclosed that its independent auditors had expressed substantial doubt about ENBC's ability to continue as a going concern, due to its inability to meet certain financial obligations. On April 27, 2000, ENBC and its majority-owned operating subsidiary filed voluntary bankruptcy petitions for protection under Chapter 11 of the Federal Bankruptcy code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix. On April 28, 2000, the Court approved a $36 million debtor-in-possession credit facility to allow for operation of the companies during reorganization, and also approved the payment in the ordinary course of business of prepetition trade creditor claims, including those of MDS, subject to recovery by the debtors under certain circumstances. The debtors also filed a joint plan of reorganization which, if confirmed by creditors and the Court, would pay all prepetition trade creditor claims in full. MDS continues to distribute to ENBC and has been receiving full payment in accordance with the terms of its contractual agreement. If the contract were to terminate, or if ENBC were to cease or substantially reduce its operations, MDS may be unable to recover some or all of an aggregate of approximately $18 million in contract investment, receivables and inventory.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

There have been no material changes to our exposures to market risk since December 31, 1999.

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

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     Exhibit No.    Description
     -----------    -----------

     10.1           Settlement Agreement dated as of March 9, 2000 among A.R.
                    Milkes, Robert M. Haas, Sr., and other plaintiffs and intervenors identified therein and the Company, Host Marriott Corporation, and other identified defendants, each by and through their respective counsel of record.

     10.2 Amended and restated Marriott International, Inc. 1998 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Attachment A to the Company's definitive proxy statement filed on March 23, 2000).

     12             Statement of Computation of Ratio of Earnings to Fixed
                    Charges.

     27             Financial Data Schedule for the Company.

     99             Forward-Looking Statements.



(b)  Reports on Form 8-K

On February 24, 2000, we filed a report describing a tentative agreement to resolve pending litigation involving certain limited partnerships which we expected to result in a pretax charge of $30 million to $40 million. The agreement became definitive on March 9, 2000, and as a result we recorded a $39 million pretax charge in the fourth quarter of 1999. We also described our plans to form an unconsolidated joint venture with Host Marriott Corporation to acquire all of the limited partners' interests in Courtyard by Marriott Limited Partnership and Courtyard by Marriott II Limited Partnership, for approximately $372 million.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARRIOTT INTERNATIONAL, INC.

                                       XXXth day of XXX, 2000



                                       ------------------------------
                                       Arne M. Sorenson
                                       Executive Vice President and
                                       Chief Financial Officer



                                       ------------------------------
                                       Linda A. Bartlett
                                       Vice President and Controller
                                       (Principal Accounting Officer)