Form 10-Q/A
period 2000-03-24
MARRIOTT INTERNATIONAL INC /MD/
filed 2000-05-05
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-Q/A

                                Amendment No. 1


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


                               EXPLANATORY NOTE

As a result of a printer's error, this report on Form 10-Q/A Amendment No. 1 amends our Form 10-Q previously filed on May 4, 2000, to reflect changes made to the Signatures page and the last paragraph of the Liquidity and Capital Resources section of Management's Discussion and Analysis.

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

In 1996, MDS became the exclusive provider of distribution services to Einstein/Noah Bagel Corp. (ENBC), which operates over 460 bagel shops in 29 states. In March 2000, ENBC disclosed that its independent auditors had expressed substantial doubt about ENBC's ability to continue as a going concern, due to its inability to meet certain financial obligations. On April 27, 2000, ENBC and its majority-owned operating subsidiary filed voluntary bankruptcy petitions for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix. On April 28, 2000, the Court approved a $31 million debtor-in-possession credit facility to allow for operation of the companies during reorganization, and also approved the payment in the ordinary course of business of prepetition trade creditor claims, including those of MDS, subject to recovery by the debtors under certain circumstances. MDS continues to distribute to ENBC and has been receiving full payment in accordance with the terms of its contractual agreement. If the contract were to terminate, or if ENBC were to cease or substantially reduce its operations, MDS may be unable to recover some or all of an aggregate of approximately $18 million in contract investment, receivables and inventory.

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



                                       MARRIOTT INTERNATIONAL, INC.

                                       5th day of May, 2000


                                       /s/ Arne M. Sorenson
                                       ------------------------------
                                       Arne M. Sorenson
                                       Executive Vice President and
                                       Chief Financial Officer


                                       /s/ Linda A. Bartlett
                                       ------------------------------
                                       Linda A. Bartlett
                                       Vice President and Controller
                                       (Principal Accounting Officer)