Form 10-Q
period 2000-06-16
MARRIOTT INTERNATIONAL INC /MD/
filed 2000-07-28
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 16, 2000                  Commission File No. 1-13881



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


                           Yes |X|          No   |_|




                                                      Shares outstanding
            Class                                      at July 20, 2000
---------------------------------              ---------------------------------
     Class A Common Stock,                                240,069,603
       $0.01 par value

                         MARRIOTT INTERNATIONAL, INC.
                                     INDEX

                                                                                                             Page No.
                                                                                                            -----------
             Forward-Looking Statements  ................................................................         3

Part I.      Financial Information (Unaudited):

               Condensed Consolidated Statements of Income -
                  Twelve and Twenty-Four Weeks Ended June 16, 2000 and June 18, 1999  ...................         4

               Condensed Consolidated Balance Sheet -
                  as of June 16, 2000 and December 31, 1999  ............................................         5

               Condensed Consolidated Statement of Cash Flows -
                  Twenty-Four Weeks Ended June 16, 2000 and June 18, 1999  ..............................         6

               Notes to Condensed Consolidated Financial Statements  ....................................         7

               Management's Discussion and Analysis of Financial Condition
                  and Results of Operations  ............................................................        14

               Quantitative and Qualitative Disclosures About Market Risk  ..............................        20



Part II.     Other Information and Signatures:

               Legal Proceedings  .......................................................................        21

               Changes in Securities  ...................................................................        21

               Defaults Upon Senior Securities  .........................................................        21

               Submission of Matters to a Vote of Security Holders  .....................................        21

               Other Information  .......................................................................        22

               Exhibits and Reports on Form 8-K  ........................................................        22

               Signatures  ..............................................................................        23

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

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         MARRIOTT INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in millions, except per share amounts)
                                  (Unaudited)

                                                                 Twelve weeks ended               Twenty-four weeks ended
                                                            ------------------------------     -------------------------------
                                                              June 16,         June 18,          June 16,          June 18,
                                                                2000             1999              2000              1999
                                                            -------------    -------------     -------------    --------------
SALES  ..............................................       $     2,391      $     2,042       $     4,558      $      3,937

OPERATING COSTS AND EXPENSES  .......................             2,144            1,826             4,118             3,528
                                                            -------------    -------------     -------------    --------------

OPERATING PROFIT BEFORE CORPORATE
  EXPENSES AND INTEREST  ............................               247              216               440               409
Corporate expenses  .................................               (25)             (28)              (51)              (57)
Interest expense  ...................................               (27)             (11)              (50)              (22)
Interest income  ....................................                 5                6                10                13
                                                            -------------    -------------     -------------    --------------
INCOME BEFORE INCOME TAXES  .........................               200              183               349               343
Provision for income taxes  .........................                74               69               129               129
                                                            -------------    -------------     -------------    --------------
NET INCOME  .........................................       $       126      $       114       $       220      $        214
                                                            =============    =============     =============    ==============

DIVIDENDS DECLARED PER SHARE  .......................       $       .06      $      .055       $      .115      $       .105
                                                            =============    =============     =============    ==============

EARNINGS PER SHARE
     Basic Earnings Per Share  ......................       $       .53      $       .46       $       .91      $        .87
                                                            =============    =============     =============    ==============
     Diluted Earnings Per Share  ....................       $       .50      $       .42       $       .87      $        .80
                                                            =============    =============     =============    ==============




           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)

                                                                                      June 16,           December 31,
                                                                                        2000                 1999
                                                                                   ----------------    -----------------
                                    ASSETS                                           (Unaudited)
Current assets
   Cash and equivalents  .......................................................   $         410       $         489
   Accounts and notes receivable  ..............................................             750                 740
   Inventory  ..................................................................             110                  93
   Other  ......................................................................             283                 278
                                                                                   ----------------    -----------------
                                                                                           1,553               1,600
                                                                                   ----------------    -----------------

Property and equipment  ........................................................           3,001               2,845
Intangibles  ...................................................................           1,815               1,820
Investments in affiliates  .....................................................             336                 294
Notes and other receivables  ...................................................             548                 473
Other  .........................................................................             305                 292
                                                                                   ----------------    -----------------
                                                                                   $       7,558       $       7,324
                                                                                   ================    =================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable  ...........................................................   $         561       $         628
   Other  ......................................................................           1,144               1,115
                                                                                   ----------------    -----------------
                                                                                           1,705               1,743
                                                                                   ----------------    -----------------

Long-term debt  ................................................................           1,958               1,676
Other long-term liabilities  ...................................................           1,025                 997
Shareholders' equity
   ESOP preferred stock
   Class A common stock, 255.6 million shares issued  ..........................               3                   3
   Additional paid-in capital  .................................................           3,749               2,738
   Retained earnings  ..........................................................             641                 508
   Unearned ESOP shares  .......................................................            (991)                  -
   Treasury stock, at cost  ....................................................            (492)               (305)
   Accumulated other comprehensive income  .....................................             (40)                (36)
                                                                                   ----------------    -----------------
                                                                                           2,870               2,908
                                                                                   ----------------    -----------------
                                                                                   $       7,558       $       7,324
                                                                                   ================    =================



           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in millions)
                                  (Unaudited)

                                                                                          Twenty-four weeks ended
                                                                                    -------------------------------------
                                                                                        June 16,            June 18,
                                                                                          2000                 1999
                                                                                    -----------------    ----------------
OPERATING ACTIVITIES
   Net income  ...............................................................      $      220           $      214
   Adjustments to reconcile to cash provided by operations:
      Depreciation and amortization  .........................................              87                   69
      Income taxes and other  ................................................             103                   63
      Timeshare activity, net  ...............................................             (73)                  13
      Working capital changes  ...............................................             (62)                  10
                                                                                    -----------------    ----------------
   Cash provided by operations  ..............................................             275                  369
                                                                                    -----------------    ----------------

INVESTING ACTIVITIES
   Acquisitions  .............................................................              --                  (55)
   Dispositions  .............................................................             294                  235
   Capital expenditures  .....................................................            (455)                (394)
   Note advances  ............................................................             (88)                 (68)
   Note collections and sales  ...............................................              21                   20
   Other  ....................................................................            (103)                 (96)
                                                                                    -----------------    ----------------
   Cash used in investing activities  ........................................            (331)                (358)
                                                                                    -----------------    ----------------

FINANCING ACTIVITIES
   Commercial paper activity, net   ..........................................             (21)                (107)
   Issuance of other long-term debt  .........................................             304                    6
   Repayment of other long-term debt  ........................................              (7)                 (37)
   Issuance of Class A common stock  .........................................              14                   34
   Dividends paid  ...........................................................             (27)                 (25)
   Purchase of treasury stock  ...............................................            (286)                 (32)
                                                                                    -----------------    ----------------
   Cash used in financing activities  ........................................             (23)                (161)
                                                                                    -----------------    ----------------

DECREASE IN CASH AND EQUIVALENTS  ............................................             (79)                (150)
CASH AND EQUIVALENTS, beginning of period  ...................................             489                  390
                                                                                    -----------------    ----------------
CASH AND EQUIVALENTS, end of period  .........................................      $      410           $      240
                                                                                    =================    ================



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

     In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 16, 2000 and December 31, 1999, the results of operations for the twelve and twenty-four weeks ended June 16, 2000 and June 18, 1999 and cash flows for the twenty-four weeks ended June 16, 2000 and June 18, 1999. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities included in these financial statements.

2.   Earnings Per Share
     ------------------
     The following table reconciles the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                                Twelve weeks ended            Twenty-four weeks ended
                                                           -----------------------------    -----------------------------
                                                             June 16,         June 18,        June 16,         June 18,
                                                               2000             1999            2000             1999
                                                           ------------    -------------    ------------    -------------
      Computation of Basic Earnings Per Share

       Net income...................................       $      126      $      114       $     220       $      214
       Weighted average shares outstanding..........            239.7           249.5           241.9            247.3
                                                           ------------    -------------    ------------    -------------

       Basic Earnings Per Share ....................       $      .53      $      .46       $     .91       $      .87
                                                           ============    =============    ============    =============

      Computation of Diluted Earnings Per Share

       Net income...................................       $      126      $      114       $     220       $      214
       After-tax interest expense on convertible
          subordinated debt.........................                -               2               -                4
                                                           ------------    -------------    ------------    -------------
       Net income for diluted earnings per share....       $      126      $      116       $     220       $      218
                                                           ============    =============    ============    =============

       Weighted average shares outstanding..........            239.7           249.5           241.9            247.3

       Effect of Dilutive Securities
          Employee stock purchase plan..............                -             0.1               -              0.1
          Employee stock option plan................              7.0             9.2             6.5              9.4
          Deferred stock incentive plan.............              5.1             5.1             5.1              5.3
       Convertible subordinated debt................                -             9.5               -              9.5
                                                           ------------    -------------    ------------    -------------
       Shares for diluted earnings per share........            251.8           273.4           253.5            271.6
                                                           ============    =============    ============    =============

       Diluted Earnings Per Share...................       $      .50      $      .42       $     .87       $      .80
                                                           ============    =============    ============    =============


We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We use the if-converted method for convertible subordinated debt.

3.   Acquisition
     -----------
     ExecuStay Corporation. On February 17, 1999, we completed a cash tender offer for approximately 44 percent of the outstanding common stock of ExecuStay Corporation (ExecuStay), a leading provider of leased corporate apartments in the United States. On February 24, 1999, substantially all of the remaining common stock of ExecuStay was converted into nonvoting preferred stock of ExecuStay which we acquired, on March 26, 1999, for approximately 2.1 million shares of our Class A Common Stock. Our aggregate purchase price totaled $116 million. We consolidated the operating results of ExecuStay from February 24, 1999, and have accounted for the acquisition using the purchase method of accounting. We are amortizing the resulting goodwill on a straight-line basis over 30 years.

4.   Dispositions
     ------------
     Senior Living Services. On April 28, 2000, we sold 14 senior living communities for cash proceeds of $194 million. We simultaneously entered into long-term management agreements for the communities with a third party tenant which leases the communities from the buyer. In connection with the sale we provided a credit facility to the buyer to be used, if necessary, to meet its debt service requirements. The buyer's obligation to repay us under the facility is guaranteed by an unaffiliated third party. We also extended a limited credit facility to the tenant to cover operating shortfalls, if any.

     Lodging. On June 15, 2000, we agreed to sell, subject to long-term management agreements, 10 lodging properties for $145 million in cash. Sales of eight of the properties were completed simultaneously with the signing of the agreement, and the remaining two properties are expected to be sold in the fourth quarter of 2000, upon completion of construction. The properties will be leased from the buyer by an unaffiliated third party tenant, which has also agreed to become the tenant on nine other properties sold and leased back by us in 1997 and 1998. We now plan to manage these nine previously leased properties under long-term management agreements, and the gains on the sales of these properties will be recognized as our leases are cancelled throughout 2000.

5.   Comprehensive Income
     --------------------
     Total comprehensive income was $127 million and $113 million, respectively, for the twelve weeks ended June 16, 2000 and June 18, 1999 and $216 million and $203 million, respectively, for the twenty-four weeks ended June 16, 2000 and June 18, 1999. The principal difference between net income and total comprehensive income relates to foreign currency translation adjustments.

6.   Intangible Assets
     -----------------
     In 1996, MDS became the exclusive provider of distribution services to Boston Chicken, Inc. (BCI). On October 5, 1998, BCI and its Boston Market-controlled subsidiaries filed voluntary bankruptcy petitions for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court in Phoenix (the Court). In December 1999, McDonald's Corporation (McDonald's) announced that it had reached a definitive agreement to purchase the majority of the assets of BCI subject to confirmation of the pending BCI plan of reorganization, including Court approval. In March 2000, MDS reached an agreement with McDonald's on a new contract providing for continuation of distribution services to Boston Market restaurants. Because the existing distribution contract was terminated upon confirmation of the pending reorganization, MDS wrote off the unamortized balance of the existing investment, resulting in a $15 million pretax charge in the first quarter of 2000. In

     June 2000, McDonald's completed its acquisition of Boston Market. MDS is now providing distribution services under the contract with McDonald's.

7.   New Accounting Standards
     ------------------------
     We will adopt Financial Accounting Standard (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which we do not expect to have a material effect on our consolidated financial statements, in or before the first quarter of 2001.

     We will adopt the SEC's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in the fourth quarter of 2000. Implementation of SAB No. 101 is expected to have no impact on annual earnings or the timing of revenue and profit recognition between quarters during the year.

8.   Business Segments
     -----------------
     We are a diversified hospitality company operating in three business segments: Lodging, which includes the development, ownership, operation and franchising of lodging properties, including vacation timesharing resorts; Senior Living Services, which consists of the development, ownership and operation of senior living communities; and Distribution Services, which operates a wholesale food distribution business. We evaluate the performance of our segments based primarily on operating profit before corporate expenses and interest. We do not allocate income taxes at the segment level.

     The following table shows our sales and operating profit by business segment for the twelve and twenty-four weeks ended June 16, 2000 and June 18, 1999.

                                                                     Twelve weeks ended           Twenty-four weeks ended
                                                                ---------------------------   ----------------------------
                                                                  June 16,       June 18,       June 16,       June 18,
                                                                    2000           1999           2000           1999
                                                                ------------   ------------   ------------   -------------
SALES
   Lodging  ..........................................          $    1,860     $    1,659     $    3,571     $     3,182
   Senior Living Services  ...........................                 150            124            299             244
   Distribution Services  ............................                 381            259            688             511
                                                                ------------   ------------   ------------   -------------
                                                                $    2,391     $    2,042     $    4,558     $     3,937
                                                                ============   ============   ============   =============

OPERATING PROFIT BEFORE CORPORATE
   EXPENSES AND INTEREST
   Lodging  ..........................................          $      244     $      210     $      447     $       397
   Senior Living Services  ...........................                  (3)             1             (1)              3
   Distribution Services  ............................                   6              5             (6)              9
                                                                ------------   ------------   ------------   -------------
                                                                $      247     $      216     $      440     $       409
                                                                ============   ============   ============   =============

     Sales of Distribution Services do not include sales (made at market terms and conditions) to our other business segments of $43 million and $39 million for the twelve weeks ended June 16, 2000 and June 18, 1999, respectively, and $82 million and $76 million for the twenty-four weeks ended June 16, 2000 and June 18, 1999.

9.   Contingencies
     -------------
     We issue guarantees to lenders and other third parties in connection with financing and other transactions. These guarantees were limited, in the aggregate, to $180 million at June 16, 2000, including guarantees involving major customers, with no expected funding. As of June 16, 2000, we had extended approximately $595 million of loan commitments to owners of lodging and senior living communities under which we expect to fund $374 million. Letters of credit outstanding on our behalf at June 16, 2000, totaled $76 million, the majority of which related to our self-insurance programs. At June 16, 2000, we had repurchase obligations of $100 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse.

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

     Under the agreement, we expect to acquire, through an unconsolidated joint venture with Host Marriott Corporation (Host Marriott), all of the limited partners' interests in CBM I and CBM II for approximately $372 million. These partnerships own 120 Courtyard by Marriott hotels. The purchase price will be financed with an estimated $188 million in mezzanine debt loaned to the joint venture by us and with equity contributed in equal shares by us and an affiliate of Host Marriott. We will continue to manage these 120 hotels under long-term agreements. Also, we and Host Marriott each have agreed to pay approximately $31 million to the plaintiffs in the Texas Multi-Partnership lawsuit described below in exchange for dismissal of the complaints and full releases. A fairness hearing scheduled for August 28, 2000 has been postponed because certain third party consents required for consumation of the settlement transaction are taking longer to obtain than the parties anticipated. We anticipate that a new hearing date will be scheduled for some time in September.

     We recorded a pretax charge of $39 million which was included in corporate expenses in the fourth quarter of 1999, to reflect the anticipated settlement transactions. However, if the foregoing settlement transactions are not consummated, and either a less favorable settlement is entered into, or the lawsuits are tried and decided adversely to the Company, we could incur losses significantly different than the pretax charge associated with the settlement agreement described above.

     Courtyard by Marriott II Limited Partnership Litigation
     On June 7, 1996, a group of partners in CBM II filed a lawsuit against Host Marriott, the Company and others, Whitey Ford, et al. v. Host Marriott Corporation, et al., in the 285th Judicial District Court of Bexar County, Texas, alleging breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation, tortious interference, violation of the Texas Free Enterprise and Antitrust Act of 1983 and conspiracy in connection with the formation, operation and management of CBM II and its hotels. The plaintiffs sought unspecified damages. On January 29, 1998, two other limited partners, A.R. Milkes and D.R. Burklew, filed a petition in intervention seeking to convert the lawsuit into a class action, and a class was certified. In March 1999, Palm Investors, L.L.C., the assignee of a number of limited partnership units acquired through various tender offers, and Equity Resource, an assignee of a number of limited partnership units, through various of its funds, filed pleas in intervention, which among other things added additional claims relating to the 1993 split of Marriott Corporation and to the 1995 refinancing of CBM II's indebtedness. On August 17, 1999, the general partner of CBM II appointed an independent special litigation committee to investigate the derivative claims described above and to recommend to the general partner whether it was in the best interests of CBM II for the derivative litigation to proceed. The general partner agreed to adopt the recommendation of the committee. Under Delaware law, the recommendation of a duly appointed independent litigation committee is binding on the general partner and the limited partners. Following certain adjustments to the underlying complaints, including the assertion as derivative claims some of the claims previously filed as individual claims, a final amended class action complaint was filed on January 6, 2000. Trial, which was scheduled to begin in late February, 2000, was postponed pending approval and consummation of the settlement described above.

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

10.  Employee Stock Ownership Plan
     -----------------------------
     During the second quarter of 2000 we established an employee stock ownership plan (the ESOP) to fund employer contributions to the profit sharing plan. The ESOP acquired 100,000 shares of special-purpose Company convertible preferred stock (ESOP Preferred Stock) for $1.0 billion. The ESOP Preferred Stock has a stated value and liquidation preference of $10,000 per share and pays a quarterly dividend of one percent of the stated value. It is convertible into our Class A Common Stock at any time based on the amount of our contributions to the ESOP and the market price of the common stock on the conversion date, subject to certain caps and a floor price. We hold a note from the ESOP, which is eliminated in consolidation, for the purchase price of the ESOP

     Preferred Stock. The shares of ESOP Preferred Stock are pledged as collateral for the repayment of the ESOP's note and those shares are released from the pledge as principal on the note is repaid. Shares of ESOP Preferred Stock released from the pledge may be redeemed for cash based on the value of the common stock into which those shares may be converted. Principal and interest payments on the ESOP's debt are expected to be forgiven periodically to fund contributions to the ESOP and release shares of ESOP Preferred Stock. Unearned ESOP shares are reflected within shareholders' equity and will be amortized as shares of ESOP Preferred Stock are released and cash is allocated to employees' accounts.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the twelve and twenty-four weeks ended June 16, 2000 and June 18, 1999. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based upon U.S. properties operated by us, except that data for Fairfield Inn also include comparable franchised units.

Twelve Weeks Ended June 16, 2000 Compared to Twelve Weeks Ended June 18, 1999
-----------------------------------------------------------------------------

We reported net income of $126 million for the 2000 second quarter on sales of $2,391 million. This represents an 11 percent increase in net income and a 17 percent increase in sales over the second quarter of 1999. Diluted earnings per share of $.50 for the quarter increased 19 percent compared to the 1999 amount. Systemwide sales increased to $4.8 billion.

Marriott Lodging reported a 16 percent increase in operating profit on 12 percent higher sales. Systemwide lodging sales increased to $4.2 billion.

We added a total of 47 lodging properties (6,200 units) during the second quarter of 2000, and deflagged five properties (700 units), increasing our total properties to 1,962 (367,200 units). Properties by brand (excluding 6,700 rental units relating to ExecuStay) are as indicated in the following table.

                                                                             Properties as of June 16, 2000
                                                               -----------------------------------------------------------
                                                                     Company-operated                 Franchised
                                                               ---------------------------- ------------------------------
                                                                 Properties       Rooms       Properties        Rooms
                                                               -------------  ------------- --------------  --------------
Marriott Hotels, Resorts and Suites  .......................         233         102,280           139           40,558
Ritz-Carlton  ..............................................          36          11,740            --               --
Renaissance Hotels, Resorts and Suites  ....................          76          30,326            23            8,456
Ramada International  ......................................           7           1,325            20            4,300
Residence Inn  .............................................         136          18,222           200           21,709
Courtyard  .................................................         272          41,932           221           27,790
Fairfield Inn ..............................................          51           7,138           375           32,924
TownePlace Suites  .........................................          28           2,898            46            4,485
SpringHill Suites  .........................................           7             804            38            3,754
Marriott Vacation Club International  ......................          45           4,922            --               --
Marriott Executive Apartments and other  ...................           9           1,641            --               --
                                                               -------------  ------------- --------------  --------------
   Total  ..................................................         900         223,228         1,062          143,976
                                                               =============  ============= ==============  ==============

Across our Lodging brands, REVPAR for comparable company-operated U.S. properties grew by an average of 7.6 percent in the second quarter 2000. Average room rates for these hotels rose 5.7 percent and occupancy increased to 81.9 percent. Occupancy, average daily rate and REVPAR for each of our principal established brands is shown in the following table.

                                                                    Twelve weeks
                                                                       ended                Change vs.
                                                                   June 16, 2000               1999
                                                               ---------------------    ------------------
   Marriott Hotels, Resorts and Suites
      Occupancy  .......................................                 82.3%            +2.0%    pts.
      Average daily rate  ..............................         $      150.29            +5.5%
      REVPAR  ..........................................         $      123.69            +8.1%

   Ritz-Carlton
      Occupancy  .......................................                 82.6%            +1.0%    pts.
      Average daily rate  ..............................         $      252.19            +8.6%
      REVPAR  ..........................................         $      208.37            +9.9%

   Renaissance Hotels, Resorts and Suites
      Occupancy  .......................................                 77.5%            +2.3%    pts.
      Average daily rate  ..............................         $      145.49            +3.9%
      REVPAR  ..........................................         $      112.72            +7.0%

   Residence Inn
      Occupancy  .......................................                 86.2%            +1.4%    pts.
      Average daily rate  ..............................         $      105.54            +4.7%
      REVPAR  ..........................................         $       90.95            +6.4%

   Courtyard
      Occupancy  .......................................                 82.5%            +0.6%    pts.
      Average daily rate  ..............................         $       98.30            +5.6%
      REVPAR  ..........................................         $       81.08            +6.3%

   Fairfield Inn
      Occupancy  .......................................                 73.9%            -0.5%    pts.
      Average daily rate  ..............................         $       61.00            +3.5%
      REVPAR  ..........................................         $       45.10            +2.9%

Across our full-service lodging brands (Marriott Hotels, Resorts and Suites, Ritz-Carlton and Renaissance Hotels, Resorts and Suites), REVPAR for comparable company-operated U.S. properties grew by an average of 8.2 percent in the 2000 second quarter. Average room rates for these hotels rose 5.6 percent, while occupancy increased two full percentage points.

Our domestic select-service and extended-stay brands (Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites and SpringHill Suites) added a net of 37 properties, primarily franchises, during the second quarter of 2000. REVPAR for comparable properties increased 6.1 percent to $78. While REVPAR comparisons were stronger in the northeast and west, softer results in the midwest reflected industry supply growth in certain markets.

Results for International Lodging operations continued to be favorable in the second quarter 2000, reflecting strong demand in the Middle East, Asia as well as Europe, despite a decline in the value of the Euro against the U.S. dollar.

Marriott Vacation Club International also posted favorable profit growth in the 2000 second quarter on a 26 percent increase in contract sales. Results reflect continued strong demand for timeshares in Hawaii, Aruba and California, as well as a growing interest in our newest timeshare brands, Horizons in Orlando, Florida and Ritz-Carlton Club resorts in St. Thomas, U.S. Virgin Islands, and Aspen, Colorado.

The Marketplace by Marriott (Marketplace), our hospitality procurement business, reported a 45 percent increase in revenues in the second quarter. Late this year, Marketplace will be combined with Rosemont purchasing, Hyatt Corporation's affiliated procurement business, to form an independent comprehensive electronic procurement network servicing the hospitality industry.

Marriott Senior Living Services posted 21 percent sales growth in the 2000 second quarter, reflecting the addition of 26 properties operated in the last 12 months and an increase in occupancy for comparable communities to 87 percent. Despite the increase in sales, profitability was hurt by start-up inefficiencies for new properties, preopening expenses and write-offs relating to development cancellations, resulting in a $3 million operating loss.

Marriott Distribution Services (MDS) posted a 47 percent increase in sales in the 2000 second quarter, 23 percent growth in cases shipped and 20 percent profit growth, reflecting the commencement of service to three large restaurant chains beginning this year.

Corporate activity. Interest expense in second quarter 2000 increased by $16 million as a result of borrowings to finance growth and share repurchases, as well as higher interest rates. Corporate expenses decreased $3 million primarily due to a non-cash foreign exchange gain. The effective income tax rate decreased from 37.5 percent to 37.0 percent primarily due to the increased proportion of operations in countries with lower effective tax rates.

Twenty-Four Weeks Ended June 16, 2000 Compared to Twenty-Four Weeks Ended
-------------------------------------------------------------------------
June 18, 1999
-------------

We reported net income of $220 million for the first half of 2000 on sales of $4,558 million. This represents a three percent increase in net income and a 16 percent increase in sales over the same period in 1999. Diluted earnings per share of $.87 for the quarter increased nine percent compared to 1999. Systemwide sales increased to $9.1 billion.

Marriott Lodging reported a 13 percent increase in operating profit on 12 percent higher sales. Systemwide lodging sales increased to $8 billion.

We added a total of 93 lodging properties (13,500 units) during the first half of 2000, and deflagged 11 properties (2,100 units).

Across our Lodging brands, REVPAR for comparable company-operated U.S. properties grew by an average of 5.5 percent in 2000. Average room rates for these hotels rose 5.3 percent, while occupancy increased to 78.9 percent. Occupancy, average daily rate and REVPAR for each of our principal established brands is shown in the following table.

                                                                    Twenty-four
                                                                    weeks ended              Change vs.
                                                                   June 16, 2000                1999
                                                               ----------------------    ------------------
   Marriott Hotels, Resorts and Suites
      Occupancy  .......................................                 79.1%            +0.4%     pts.
      Average daily rate  ..............................         $      149.18            +5.1%
      REVPAR  ..........................................         $      118.01            +5.6%

   Ritz-Carlton
      Occupancy  .......................................                 80.6%            +0.3%     pts.
      Average daily rate  ..............................         $      252.04            +7.6%
      REVPAR  ..........................................         $      203.14            +8.0%

   Renaissance Hotels, Resorts and Suites
      Occupancy  .......................................                 75.1%            +1.6%     pts.
      Average daily rate  ..............................         $      144.77            +4.0%
      REVPAR  ..........................................         $      108.70            +6.2%

   Residence Inn
      Occupancy  .......................................                 83.7%            +0.5%     pts.
      Average daily rate  ..............................         $      103.83            +4.2%
      REVPAR  ..........................................         $       86.90            +4.9%

   Courtyard
      Occupancy  .......................................                 79.4%            -0.5%     pts.
      Average daily rate  ..............................         $       97.24            +5.0%
      REVPAR  ..........................................         $       77.17            +4.3%

   Fairfield Inn
      Occupancy  .......................................                 69.8%            -1.7%     pts.
      Average daily rate  ..............................         $       60.27            +4.1%
      REVPAR  ..........................................         $       42.06            +1.6%

Across our full-service lodging brands (Marriott Hotels, Resorts and Suites, Ritz-Carlton and Renaissance Hotels, Resorts and Suites), REVPAR for comparable company-operated U.S. properties grew by an average of six percent during the first half of 2000. Average room rates for these hotels rose 5.2 percent, while occupancy increased to 78.6 percent.

Our domestic select-service and extended-stay brands (Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites and SpringHill Suites) added a net of 168 properties, primarily franchises, since the second quarter of 1999. During the first half of 2000, REVPAR for these brands increased 4.3 percent.

Results for international lodging operations were favorable during the first half of 2000, reflecting strong demand in the Middle East, Asia as well as Europe, despite a decline in the value of the Euro against the U.S. dollar.

Marriott Vacation Club International posted strong growth during the first half of 2000 on a 20 percent increase in contract sales. Results reflect continued solid demand for timeshares in Hawaii, Aruba and California as well as a growing interest in our newest brands, Horizons in Orlando, Florida and Ritz-Carlton Club resorts in St. Thomas, U.S. Virgin Islands, and Aspen, Colorado.

Marriott Senior Living Services posted a 23 percent increase in sales in the first half of 2000, reflecting an increase in occupancy for comparable communities to 87 percent. Despite the increase in sales, profitability was hurt by start-up inefficiencies for new properties, preopening expenses and write-offs relating to development cancellations, resulting in a $1 million operating loss.

Marriott Distribution Services (MDS) posted a 35 percent increase in sales, reflecting the commencement of service to three large restaurant chains beginning this year. The operating profits associated with the new business were more than offset by a $15 million pretax write-off of its investment in a contract with Boston Chicken, Inc. (BCI), a major customer that filed for bankruptcy in October 1998. McDonald's Corporation (McDonald's) acquired Boston Market in 2000, and during the first quarter of 2000, MDS reached an agreement with McDonald's to continue providing distribution services to Boston Market restaurants (see "Intangible Assets" in the footnote to the consolidated financial statements included in Item 1).

Corporate activity. Interest expense increased $28 million in the 2000 period as a result of borrowings to finance growth outlays and share repurchases. Corporate expenses decreased $6 million due to system-related modification costs associated with year 2000 that were incurred in the first half of 1999, offset by costs incurred in 2000 associated with new corporate systems and a non-cash foreign exchange gain. The effective income tax rate decreased from 37.5 percent to 37 percent primarily due to the increased proportion of operations in countries with lower effective tax rates.

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

Cash and equivalents totaled $410 million at June 16, 2000, a decrease of $79 million from year end 1999. Cash provided by operations decreased 25 percent compared to the same period in 1999 as a result of timeshare activity and changes in working capital associated with timing difference. Net income is stated after recording depreciation expense of $55 million and $39 million for the twenty-four weeks ended June 16, 2000 and June 18, 1999, respectively, and after amortization expense of $32 million and $30 million, respectively, for the same time periods. Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) for the twenty-four weeks ended June 16, 2000 increased by $52 million, or 12 percent, to $486 million. EBITDA is an indicator of operating performance which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles.

Net cash used in investing activities totaled $331 million for the twenty-four weeks ended June 16, 2000, and consisted of capital expenditures for lodging properties and notes receivable advances offset by disposition proceeds primarily from the sale of 14 senior living communities and 10 lodging properties.

We purchased 9.7 million shares of our Class A Common Stock in the twenty-four weeks ended June 16, 2000, at a cost of $291 million. As of June 16, 2000, we had been authorized by our Board of Directors to repurchase an additional 20.8 million shares.

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

In 1996, MDS became the exclusive provider of distribution services to Einstein/Noah Bagel Corp. (ENBC), which operates over 460 bagel shops in 29 states. In March 2000, ENBC disclosed that its independent auditors had expressed substantial doubt about ENBC's ability to continue as a going concern, due to its inability to meet certain financial obligations. On April 27, 2000, ENBC and its majority-owned operating subsidiary filed voluntary bankruptcy petitions for protection under Chapter 11 of the Federal Bankruptcy code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix. On April 28, 2000, the bankruptcy court approved a $31 million debtor-in-possession credit facility to allow for operation of the companies during reorganization, and also approved the payment in the ordinary course of business of prepetition trade creditor claims, including those of MDS, subject to recovery by the debtors under certain circumstances. MDS continues to distribute to ENBC and has been receiving full payment in accordance with the terms of its contractual agreement. If the contract were to terminate, or if ENBC were to cease or substantially reduce its operations, MDS may be unable to recover some or all of an aggregate of approximately $5 million in contract investment and $12 million in receivables and inventory.

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

Item 2.  Changes in Securities
------------------------------

In April 2000, we issued 100,000 shares of our ESOP Convertible Preferred Stock (the "ESOP Stock") for $1.0 billion to an employee stock ownership plan (the "ESOP") that we established to fund employer contributions to our profit sharing plan. The issuance of the ESOP Stock qualified as a private placement under
Section 4(2) of the Securities Act of 1933, as amended. We received a note receivable from the ESOP for the purchase price of the ESOP Stock. The ESOP Stock has a stated value and liquidation value of $10,000 per share and pays a quarterly dividend of one percent of the stated value. It is convertible into our common stock at any time based on the amount of our contributions to the ESOP and the market price of our common stock on the conversion date, subject to certain caps and a floor price.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

We held our Annual Meeting of Shareholders on April 28, 2000. The shareholders,
(1) re-elected directors Henry Cheng Kar-Shun, Floretta Dukes McKenzie, Roger W. Sant and Lawrence M. Small to terms of office expiring at the 2003 Annual Meeting of Shareholders; (2) ratified the appointment of Arthur Andersen LLP as independent auditors; (3) ratified an increase of 15 million shares of our Class A Common Stock authorized for issuance under Marriott International, Inc.'s 1998 Comprehensive Stock and Cash Incentive Plan; and (4) defeated a shareholder proposal to adopt cumulative voting for the election of directors. The following table sets forth the votes cast with respect to each of these matters.

-------------------------------------------------------------------------------------------------------------
                 MATTER                         FOR             AGAINST          WITHHELD         ABSTAIN
-------------------------------------------------------------------------------------------------------------
Re-election of Henry Cheng Kar-Shun          2,055,699,120                       59,981,030
-------------------------------------------------------------------------------------------------------------
Re-election of Floretta Dukes McKenzie       2,097,714,070                       17,966,080
-------------------------------------------------------------------------------------------------------------
Re-election of Roger W. Sant                 2,099,670,230                       16,009,920
-------------------------------------------------------------------------------------------------------------
Re-election of Lawrence M. Small             2,100,279,410                       15,400,740
-------------------------------------------------------------------------------------------------------------
Ratification of appointment of Arthur
Andersen LLP as independent auditors         2,104,329,950        4,060,390                     7,289,810
-------------------------------------------------------------------------------------------------------------
Ratification of an increase of 15 million
shares of the Company's Class A Common
Stock authorized for issuance under
Marriott International, Inc.'s 1998
Comprehensive Stock and Cash
Incentive Plan                               1,450,714,840      437,699,200                     13,009,170
-------------------------------------------------------------------------------------------------------------
Proposal to adopt cumulative voting for
the election of directors                      263,803,880    1,595,176,360                     42,442,970
-------------------------------------------------------------------------------------------------------------

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)     Exhibits

        Exhibit No.        Description
        -----------        -----------

        3.1 Certificate of Designation, Preferences and Rights of the Marriott International, Inc. ESOP Convertible Preferred Stock.

        3.2 Certificate of Designation, Preferences and Rights of the Marriott International, Inc. Capped Convertible Preferred Stock.

        12                 Statement of Computation of Ratio of Earnings to
                           Fixed Charges.

        27                 Financial Data Schedule for the Company.

        99                 Forward-Looking Statements.


(b)     Reports on Form 8-K

        On March 27, 2000, we filed a report describing the issuance of $300 million of 8-1/8 percent Series D Notes due April 1, 2005 in an underwritten public offering.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             MARRIOTT INTERNATIONAL, INC.

                                             28th day of July, 2000

                                             /s/ Arne M. Sorenson
                                             -------------------------------
                                             Arne M. Sorenson
                                             Executive Vice President and
                                             Chief Financial Officer

                                             /s/ Linda A. Bartlett
                                             -------------------------------
                                             Linda A. Bartlett
                                             Vice President and Controller
                                             (Principal Accounting Officer)