Form 10-Q
period 2000-09-08
MARRIOTT INTERNATIONAL INC /MD/
filed 2000-10-20
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the Quarter Ended September 8, 2000             Commission File No. 1-13881



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


                             Yes [X]          No   [_]




                                                Shares outstanding at
               Class                               October 13, 2000
------------------------------------        ----------------------------
       Class A Common Stock,                         239,982,829
          $0.01 par value

                         MARRIOTT INTERNATIONAL, INC.
                                     INDEX

                                                                        Page No.
                                                                        --------
          Forward-Looking Statements....................................   3

Part I.   Financial Information (Unaudited):

            Condensed Consolidated Statements of Income -
              Twelve and Thirty-Six Weeks Ended September 8, 2000 and
              September 10, 1999........................................   4

            Condensed Consolidated Balance Sheet -
              as of September 8, 2000 and December 31, 1999.............   5

            Condensed Consolidated Statement of Cash Flows -
              Thirty-Six Weeks Ended September 8, 2000 and September
              10, 1999 .................................................   6

            Notes to Condensed Consolidated Financial Statements........   7

            Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................  15

            Quantitative and Qualitative Disclosures About Market Risk..  20



Part II. Other Information and Signatures:

            Legal Proceedings...........................................  21

            Changes in Securities.......................................  21

            Defaults Upon Senior Securities.............................  21

            Submission of Matters to a Vote of Security Holders.........  21

            Other Information...........................................  21

            Exhibits and Reports on Form 8-K............................  22

            Signatures..................................................  23

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

                        PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements
-------------------------------

                         MARRIOTT INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in millions, except per share amounts)
                                  (Unaudited)

                                                           Twelve weeks ended                    Thirty-six weeks ended
                                                 -------------------------------------    -----------------------------------
                                                    September 8,        September 10,        September 8,         September 10,
                                                        2000                1999                2000                  1999
                                                  ---------------     ---------------      --------------       --------------
SALES  .....................................      $     2,303         $     1,995          $     6,861          $     5,932

OPERATING COSTS AND EXPENSES  ..............            2,087               1,807                6,205                5,335
                                                  ---------------     ---------------      --------------       --------------

OPERATING PROFIT BEFORE CORPORATE
  EXPENSES AND INTEREST  ...................              216                 188                  656                  597
Corporate expenses  ........................              (29)                (30)                 (80)                 (87)
Interest expense  ..........................              (22)                (12)                 (72)                 (34)
Interest income  ...........................                9                   7                   19                   20
                                                  ---------------     ---------------      --------------       --------------
INCOME BEFORE INCOME TAXES  ................              174                 153                  523                  496
Provision for income taxes  ................               64                  57                  193                  186
                                                  ---------------     ---------------      --------------       --------------
NET INCOME  ................................      $       110         $        96          $       330          $       310
                                                  ===============     ===============      ==============       ==============

DIVIDENDS DECLARED PER SHARE  ..............      $       .06         $      .055          $      .175          $       .16
                                                  ===============     ===============      ==============       ==============

EARNINGS PER SHARE
Basic Earnings Per Share  ..................      $       .46         $       .39          $      1.37          $      1.25
                                                  ===============     ===============      ==============       ==============
Diluted Earnings Per Share  ................      $       .43         $       .36          $      1.30          $      1.16
                                                  ===============     ===============      ==============       ==============


           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)

                                                                                     September 8,          December 31,
                                                                                         2000                 1999
                                                                                     --------------      --------------
                                     ASSETS                                           (Unaudited)
Current assets
   Cash and equivalents  .......................................................     $         378       $         489
   Accounts and notes receivable  ..............................................               668                 740
   Inventory  ..................................................................               104                  93
   Other  ......................................................................               317                 278
                                                                                     --------------      --------------
                                                                                             1,467               1,600
                                                                                     --------------      --------------

Property and equipment  ........................................................             3,088               2,845
Intangibles  ...................................................................             1,816               1,820
Investments in affiliates  .....................................................               372                 294
Notes and other receivables  ...................................................               601                 473
Other  .........................................................................               302                 292
                                                                                     --------------      --------------
                                                                                     $       7,646       $       7,324
                                                                                     ==============      ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable  ...........................................................     $         564       $         628
   Other  ......................................................................             1,223               1,115
                                                                                     --------------      --------------
                                                                                             1,787               1,743
                                                                                     --------------      --------------

Long-term debt  ................................................................             1,756               1,676
Other long-term liabilities  ...................................................             1,074                 997
Shareholders' equity
   ESOP preferred stock  .......................................................
   Class A common stock, 255.6 million shares issued  ..........................                 3                   3
   Additional paid-in capital  .................................................             3,663               2,738
   Retained earnings  ..........................................................               715                 508
   Unearned ESOP shares  .......................................................              (830)                  -
   Treasury stock, at cost  ....................................................              (481)               (305)
   Accumulated other comprehensive income  .....................................               (41)                (36)
                                                                                     --------------      --------------
                                                                                             3,029               2,908
                                                                                     --------------      --------------
                                                                                     $       7,646       $       7,324
                                                                                     ==============      ==============


           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in millions)
                                  (Unaudited)

                                                                                           Thirty-six weeks ended
                                                                                    -------------------------------------
                                                                                      September 8,        September 10,
                                                                                          2000                1999
                                                                                    -----------------    ----------------
OPERATING ACTIVITIES
     Net income  ...............................................................     $      330           $      310
     Adjustments to reconcile to cash provided by operations:
         Depreciation and amortization  ........................................            134                  103
         Income taxes and other  ...............................................            198                  136
         Timeshare activity, net  ..............................................           (122)                 (15)
         Working capital changes  ..............................................             73                   48
                                                                                    -----------------    ----------------
     Cash provided by operations  ..............................................            613                  582
                                                                                    -----------------    ----------------

INVESTING ACTIVITIES
     Acquisitions  .............................................................              -                  (62)
     Dispositions  .............................................................            381                  270
     Capital expenditures  .....................................................           (627)                (667)
     Note advances  ............................................................           (118)                (111)
     Note collections and sales  ...............................................             29                   40
     Other  ....................................................................           (160)                (106)
                                                                                    -----------------    ----------------
     Cash used in investing activities  ........................................           (495)                (636)
                                                                                    -----------------    ----------------

FINANCING ACTIVITIES
     Commercial paper activity, net  ...........................................           (239)                 170
     Issuance of long-term debt  ...............................................            332                   12
     Repayment of long-term debt  ..............................................            (10)                 (46)
     Issuance of Class A common stock .........................................              30                   36
     Dividends paid  ...........................................................            (41)                 (38)
     Purchase of treasury stock  ...............................................           (301)                (146)
                                                                                    -----------------    ----------------
     Cash used in financing activities  ........................................           (229)                 (12)
                                                                                    -----------------    ----------------

DECREASE IN CASH AND EQUIVALENTS  ..............................................           (111)                 (66)
CASH AND EQUIVALENTS, beginning of period  .....................................            489                  390
                                                                                    -----------------    ----------------
CASH AND EQUIVALENTS, end of period  ...........................................     $      378           $      324
                                                                                    =================    ================


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

     The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the Annual Report) for the fiscal year ended December 31, 1999. Capitalized terms not otherwise defined in this quarterly report have the meanings specified in the Annual Report.

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

     In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 8, 2000 and December 31, 1999, the results of operations for the twelve and thirty-six weeks ended September 8, 2000 and September 10, 1999, and cash flows for the thirty-six weeks ended September 8, 2000 and September 10, 1999. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities included in these financial statements.

2.   Earnings Per Share
     ------------------
     The following table reconciles the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                                Twelve weeks ended                     Thirty-six weeks ended
                                                      -------------------------------------     -----------------------------------
                                                        September 8,        September 10,        September 8,         September 10,
                                                            2000                1999                 2000                 1999
                                                      -----------------    ----------------     ----------------     --------------
 Computation of Basic Earnings Per Share

  Net income.................................         $        110         $          96        $      330           $      310
  Weighted average shares outstanding........                240.1                 248.1             241.3                247.8
                                                      -----------------    ----------------     ----------------     --------------

  Basic Earnings Per Share ..................         $        .46         $         .39        $     1.37           $     1.25
                                                      =================    ================     ================     ==============

 Computation of Diluted Earnings Per Share

  Net income.................................         $        110         $          96        $      330           $      310
  After-tax interest expense on convertible
     subordinated debt ......................                    -                     2                 -                    5
                                                      -----------------    ----------------     ----------------     --------------
  Net income for diluted earnings per share..         $        110         $          98        $      330           $      315
                                                      =================    ================     ================     ==============

  Weighted average shares outstanding........                240.1                 248.1             241.3                247.8

  Effect of Dilutive Securities
     Employee stock purchase plan............                    -                   0.1               0.1                  0.2
     Employee stock option plan..............                  8.6                   8.1               7.2                  9.1
     Deferred stock incentive plan...........                  5.5                   5.4               5.5                  5.4
  Convertible subordinated debt..............                    -                   9.5                 -                  9.5
                                                      -----------------    ----------------     ----------------     --------------
  Shares for diluted earnings per share......                254.2                 271.2             254.1                272.0
                                                      =================    ================     ================     ==============

  Diluted Earnings Per Share.................         $        .43         $         .36        $     1.30           $     1.16
                                                      =================    ================     ================     ==============

     We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We use the if-converted method for convertible subordinated debt.

3.   Frequent Guest Program
     ----------------------
     We accrue for the cost of redeeming points awarded to members of our frequent guest program based on the discounted expected costs of redemption. The liability for this program was $508 million at September 8, 2000, and $433 million at December 31, 1999, of which $372 million and $289 million, respectively, are included in other long-term liabilities in the accompanying consolidated balance sheet.

4.   Acquisition
     -----------
     ExecuStay Corporation. On February 17, 1999, we completed a cash tender offer for approximately 44 percent of the outstanding common stock of ExecuStay Corporation (ExecuStay), a leading provider of leased corporate apartments in the United States. On February 24, 1999, substantially all of the remaining common stock of ExecuStay was converted into nonvoting preferred stock of ExecuStay which we acquired, on March 26, 1999, for approximately 2.1 million shares of our Class A Common Stock. Our aggregate purchase price totaled $116 million. We consolidated the operating results of ExecuStay from February 24, 1999, and have accounted for the acquisition using the purchase method of accounting. We are amortizing the resulting goodwill on a straight-line basis over 30 years.

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

     On August 22, 2000 we agreed to sell nine lodging properties for $100 million in cash. We will continue to operate the hotels under long-term management contracts. Five of the hotels are currently open and the sale of those properties has been completed. The properties will be leased from the buyer by an unaffiliated third party tenant.

6.   Comprehensive Income
     --------------------
     Total comprehensive income was $109 million and $90 million, respectively, for the twelve weeks ended September 8, 2000 and September 10, 1999, and $325 million and $293 million, respectively, for the thirty-six weeks ended September 8, 2000 and September 10, 1999. The principal difference between net income and total comprehensive income relates to foreign currency translation adjustments.

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

8.   New Accounting Standards
     ------------------------
     We will adopt Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which we do not expect to have a material effect on our consolidated financial statements, in or before the first quarter of 2001.

     We will adopt the SEC's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in the fourth quarter of 2000. Implementation of SAB No. 101 is expected to have no material impact on annual earnings or the timing of revenue and profit recognition between quarters during the year.

     We will adopt Financial Accounting Standard (FAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in the fourth quarter of 2000. The implementation of FAS No. 140 will result in increased footnote disclosures, but is not expected to have a material effect on our consolidated financial statements.

9.   Business Segments
     -----------------
     We are a diversified hospitality company operating in three business segments: Lodging, which includes the development, ownership, operation and franchising of lodging properties including vacation timesharing resorts; Senior Living Services, which consists of the development, ownership and operation of senior living communities; and Distribution Services, which operates a wholesale food distribution business. We evaluate the performance of our segments based primarily on operating profit before corporate expenses and interest. We do not allocate income taxes at the segment level.

     The following table shows our sales and operating profit by business segment for the twelve and thirty-six weeks ended September 8, 2000 and September 10, 1999.

                                                              Twelve weeks ended                      Thirty-six weeks ended
                                                     --------------------------------------     ------------------------------------
                                                       September 8,        September 10,         September 8,        September 10,
                                                           2000                 1999                 2000                1999
                                                     -----------------    -----------------     ---------------     ----------------
SALES
     Lodging  ...................................    $     1,794          $      1,606          $     5,365         $      4,788
     Senior Living Services  ....................            153                   128                  452                  372
     Distribution Services  .....................            356                   261                1,044                  772
                                                     -----------------    -----------------     ---------------     ----------------
                                                     $     2,303          $      1,995          $     6,861         $      5,932
                                                     =================    =================     ===============     ================

OPERATING PROFIT BEFORE CORPORATE
     EXPENSES AND INTEREST
     Lodging  ...................................    $       216          $        180          $       663         $        577
     Senior Living Services  ....................             (5)                    3                   (6)                   6
     Distribution Services  .....................              5                     5                   (1)                  14
                                                     -----------------    -----------------     ---------------     ----------------
                                                     $       216          $        188          $       656         $        597
                                                     =================    =================     ===============     ================

     Sales of Distribution Services do not include sales (made at market terms and conditions) to our other business segments of $40 million and $36 million for the twelve weeks ended September 8, 2000 and September 10, 1999, respectively, and $122 million and $112 million for the thirty-six weeks ended September 8, 2000 and September 10, 1999, respectively.

10.  Contingencies
     -------------
     We issue guarantees to lenders and other third parties in connection with financing and other transactions. These guarantees were limited, in the aggregate, to $218 million at September 8, 2000, including guarantees involving major customers, with minimal expected funding. As of September 8, 2000, we had extended approximately $855 million of loan commitments to owners of lodging and senior living communities under which we expect to fund approximately $580 million by December 31, 2001 and $650 million in total. Letters of credit outstanding on our behalf at September 8, 2000, totaled $73 million, the majority of which related to our self-insurance programs. At September 8, 2000, we had repurchase obligations of $105 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse.

     New World Development and another affiliate of Dr. Cheng, a director of the Company, have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $59 million.

     On February 23, 2000, we entered into an agreement, which was subsequently embodied in a definitive agreement executed on March 9, 2000, to resolve pending litigation described below involving certain limited partnerships formed in the mid- to late 1980's. The agreement was reached with lead counsel to the plaintiffs in the lawsuits described below, and with the special litigation committee appointed by the general partner of two of the partnerships, Courtyard by Marriott Limited Partnership (CBM I) and Courtyard by Marriott II Limited Partnership (CBM II). The agreement was amended on September 23, 2000 to increase the amount that CBM I settlement class members will receive after deduction of court awarded attorneys' fees and expenses and to provide that the defendants, including the Company, would pay a portion of the attorneys' fees and expenses of the CBM I settlement class.

     Under the agreement, we expect to acquire, through an unconsolidated joint venture with an affiliate of Host Marriott Corporation (Host Marriott), substantially all of the limited partners' interests in CBM I and CBM II. These partnerships own 120 Courtyard by Marriott hotels. We will continue to manage the 120 hotels under long-term agreements. The joint venture will be financed with equity contributed in equal shares by us and an affiliate of Host Marriott and an estimated $200 million in mezzanine debt provided by us. We expect our total investment in the joint venture, including the mezzanine debt, to be approximately $300 million. A majority of the CBM I and CBM II partners have approved the respective settlements and at hearings held on September 28, 2000 and October 19, 2000 the court determined that the terms of the CBM I and CBM II settlements were fair. Final court approval of the CBM I and CBM II settlements was postponed because certain third party consents required for consummation of the settlement transaction are taking longer to obtain than the parties anticipated, but a hearing on the final settlement order is now scheduled for October 24, 2000 although that date is subject to further extension.

     Because consummation of the settlement for CBM I and CBM II remains subject to the receipt of third-party consents and final court approval, there is no assurance that the settlement transactions with respect to CBM I and II will be consummated and, if consummated terms could differ materially from those described.

     The agreement also provided for the resolution of litigation with respect to four other limited partnerships. On September 28, 2000, the court entered a final order with respect to those partnerships, and on that same date, we and Host Marriott each paid into escrow approximately $31 million for payment to the plaintiffs in the Texas Multi-Partnership lawsuit described below in exchange for dismissal of the complaints and full releases. That portion of the settlement and the release of the escrowed funds is subject to appeal for a period of thirty days from the entry of the final order.

     We recorded a pretax charge of $39 million, which was included in corporate expenses in the fourth quarter of 1999, to reflect the anticipated settlement transactions. However, if the foregoing settlement transactions are not consummated or a successful appeal is taken on the portions of the settlement that have been rendered as final by the trial court, and either a less favorable settlement is entered into, or the lawsuits are tried and decided adversely to the Company, we could incur losses significantly different than the pretax charge associated with the settlement agreement described above.

     Courtyard by Marriott II Limited Partnership Litigation
     On June 7, 1996, a group of partners in CBM II filed a lawsuit against Host Marriott, the Company and others, Whitey Ford, et al. v. Host Marriott Corporation, et al., in the 285th Judicial District Court of Bexar County, Texas, alleging breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation, tortious interference, violation of the Texas Free Enterprise and Antitrust Act of 1983 and conspiracy in connection with the formation, operation and management of CBM II and its hotels. The plaintiffs sought unspecified damages. On January 29, 1998, two other limited partners, A.R. Milkes and D.R. Burklew, filed a petition in intervention seeking to convert the lawsuit into a class action, and a class was certified. In March 1999, Palm Investors, L.L.C., the assignee of a number of limited partnership units acquired through various tender offers, and Equity Resource, an assignee of a number of limited partnership units, through various of its funds, filed pleas in intervention, which among other things added additional claims relating to the 1993 split of Marriott Corporation and to the 1995 refinancing of CBM II's indebtedness. On August 17, 1999, the general partner of CBM II appointed an independent special litigation committee to investigate the derivative claims described above and to recommend to the general partner whether it was in the best interests of CBM II for the derivative litigation to proceed. The general partner agreed to adopt the recommendation of the committee. Under Delaware law, the recommendation of a duly appointed independent litigation committee is binding on the general partner and the limited partners. Following certain adjustments to the underlying complaints, including the assertion as derivative claims some of the claims previously filed as individual claims, a final amended class action complaint was filed on January 6, 2000. Trial, which was scheduled to begin in late February 2000, was postponed pending approval and consummation of the settlement described above.

     Texas Multi-Partnership Lawsuits
     On March 16, 1998, limited partners in several limited partnerships sponsored by Host Marriott or its subsidiaries filed a lawsuit, Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. The plaintiffs further allege that the defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. A Marriott International subsidiary manages each of the hotels involved and, as to some properties, the Company is the ground lessor and collects rent. The Company, several Marriott subsidiaries and J.W. Marriott, Jr. are among the several named defendants. The plaintiffs are seeking unspecified damages. This lawsuit is subject to the settlement described above.

11.  Employee Stock Ownership Plan
     -----------------------------
     During the second quarter of 2000 we established an employee stock ownership plan (the ESOP) to fund employer contributions to the profit sharing plan. The ESOP acquired 100,000 shares of special-purpose Company convertible preferred stock (ESOP Preferred Stock) for $1.0 billion. The ESOP Preferred Stock has a stated value and liquidation preference of $10,000 per share and pays a quarterly dividend of one percent of the stated value. It is convertible into our Class A Common Stock at any time based on the amount of our contributions to the ESOP and the market price of the common stock on the conversion date, subject to certain caps and a floor price. We hold a note from the ESOP, which is eliminated upon consolidation, for the purchase price of the ESOP Preferred Stock. The shares of ESOP Preferred Stock are pledged as collateral for the repayment of the ESOP's note, and those shares are released from the pledge as principal on the note is repaid. Shares of ESOP Preferred Stock released from the pledge may be redeemed for cash based on the value of the common stock into which those shares may be converted. Principal and interest payments on the ESOP's debt are expected to be forgiven periodically to fund contributions to the ESOP and release shares of ESOP Preferred Stock. Unearned ESOP shares are reflected within shareholders' equity and will be amortized as shares of ESOP Preferred Stock are released and cash is allocated to employees' accounts.

12.  Subsequent Event
     ----------------
     On September 28, 2000, we sold four lodging properties for a purchase price of $274 million. We will continue to operate the four hotels under long-term management agreements. In connection with the sale of the four hotels we provided $39 million in mezzanine loans, and also agreed to provide the buyer with up to $161 million of additional mezzanine loans to finance future acquisitions of Marriott-branded hotels. We also acquired a minority interest in the joint venture which purchased the hotels.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for each of the twelve and thirty-six weeks ended September 8, 2000 and September 10, 1999. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based upon U.S. properties operated by us, except that data for Fairfield Inn also include comparable franchised units.

Twelve Weeks Ended September 8, 2000 Compared to Twelve Weeks Ended September
-----------------------------------------------------------------------------
10, 1999
--------

We reported net income of $110 million for the 2000 third quarter, on sales of $2,303 million. This represents a 15 percent increase in both net income and sales over the third quarter of 1999. Diluted earnings per share of $.43 for the quarter increased 19 percent over the 1999 amount. Systemwide sales increased to $4.5 billion.

Marriott Lodging reported a 20 percent increase in operating profit on 12 percent higher sales. Systemwide lodging sales increased to $3.9 billion.

We added a total of 53 lodging properties (8,600 units) during the third quarter of 2000, and deflagged five properties (2,300 units), increasing our total properties to 2,010 (373,511 units). Properties by brand (excluding 7,300 rental units relating to ExecuStay) are as indicated in the following table.

                                                                         Properties as of September 8, 2000
                                                              ----------------------------------------------------------
                                                                   Company-operated                 Franchised
                                                              ---------------------------- -----------------------------
                                                                Properties       Rooms       Properties        Rooms
                                                               -------------  ------------- --------------  -------------
Marriott Hotels, Resorts and Suites  .......................       235           103,174           150           42,466
Ritz-Carlton  ..............................................        37            12,394             -                -
Renaissance Hotels, Resorts and Suites .....................        75            29,591            26            9,066
Ramada International  ......................................         7             1,325            19            4,093
Residence Inn  .............................................       138            17,927           206           22,355
Courtyard  .................................................       274            42,401           229           28,747
Fairfield Inn ..............................................        51             7,138           379           33,219
TownePlace Suites  .........................................        29             3,025            48            4,667
SpringHill Suites  .........................................         8               966            45            4,351
Marriott Vacation Club International  ......................        45             4,965             -                -
Marriott Executive Apartments and other  ...................         9             1,641             -                -
                                                               -------------  ------------- --------------  -------------
   Total  ..................................................       908           224,547         1,102          148,964
                                                               =============  ============= ==============  =============

Across our Lodging brands, REVPAR for comparable company-operated U.S. properties grew by an average of 8.5 percent in the third quarter 2000. Average room rates for these hotels rose 7.0 percent and occupancy increased to 81.0 percent. Occupancy, average daily rate and REVPAR for each of our principal established brands is shown in the following table.

                                                                 Twelve weeks
                                                                     ended                    Change vs.
                                                               September 8, 2000                 1999
                                                            ----------------------       --------------------
   Marriott Hotels, Resorts and Suites
        Occupancy  .......................................                80.6%           +0.8%       pts.
        Average daily rate  ..............................         $    142.37            +7.8%
        REVPAR  ..........................................         $    114.70            +8.8%

   Ritz-Carlton
        Occupancy  .......................................                80.1%           +1.1%       pts.
        Average daily rate  ..............................         $    222.28           +12.2%
        REVPAR  ..........................................         $    177.98           +13.8%

   Renaissance Hotels, Resorts and Suites
        Occupancy  .......................................                75.2%           +3.8%       pts.
        Average daily rate  ..............................         $    130.77            +6.0%
        REVPAR  ..........................................         $     98.31           +11.6%

   Residence Inn
        Occupancy  .......................................                87.0%           +1.0%       pts.
        Average daily rate  ..............................         $    105.83            +5.3%
        REVPAR  ..........................................         $     92.04            +6.4%

   Courtyard
        Occupancy  .......................................                82.2%           +0.8%       pts.
        Average daily rate  ..............................         $     96.65            +5.0%
        REVPAR  ..........................................         $     79.44            +6.0%

   Fairfield Inn
        Occupancy  .......................................                76.6%              -        pts.
        Average daily rate  ..............................         $     63.60            +3.9%
        REVPAR  ..........................................         $     48.74            +3.9%

Across our full-service lodging brands (Marriott Hotels, Resorts and Suites, Ritz-Carlton and Renaissance Hotels, Resorts and Suites), REVPAR for comparable company-operated U.S. properties grew by an average of 9.8 percent in the 2000 third quarter. Average room rates for these hotels rose 8.0 percent, while occupancy increased slightly over one percentage point to 79.7 percent.

Our domestic select-service and extended-stay brands (Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites and SpringHill Suites) added a net of 33 properties, primarily franchises, during the third quarter of 2000. REVPAR for comparable properties increased 5.9 percent to $77.75.

Results for International Lodging operations continued to be favorable in the third quarter 2000, despite a decline in the value of the Euro against the U.S. dollar, reflecting strong demand in the Middle East and Europe.

Marriott Vacation Club International also posted favorable profit growth in the 2000 third quarter, reporting a 55 percent increase in contract sales. The results reflect interest in our newest brands, Horizons in Orlando, Florida and Ritz-Carlton Club resorts in St. Thomas, U.S. Virgin Islands, and Aspen, Colorado, as well as continued strong demand for our timeshare properties in Hawaii, Aruba and California. At the end of the quarter, 20 resorts were in active sales, 25 resorts were sold-out and an additional four resorts were under development.

The Marketplace by Marriott (Marketplace), our hospitality procurement business, reported a 22 percent increase in operating profit in the third quarter. Within the next few months, we plan to form a joint venture including Marketplace, the procurement businesses of Hyatt Hotels Corporation, Bass Hotels and Resorts and ClubCorp USA, Inc., an owner and operator of country clubs and golf courses. The venture will form an independent comprehensive electronic procurement network servicing the hospitality industry.

Marriott Senior Living Services (SLS) posted 20 percent sales growth in the 2000 third quarter reflecting the net addition of 20 properties operated in the last 12 months and an 88 percent increase in occupancy for comparable communities. Despite the increase in sales, profitability was impacted by start-up inefficiencies for new properties, higher administrative expenses, and costs related with the development, start-up and debt associated with one facility developed by an unaffiliated third party, resulting in a $5 million operating loss. SLS opened two communities during the third quarter and now operates 151 facilities totaling 25,544 residential units.

Marriott Distribution Services (MDS) posted a 36 percent increase in sales in the 2000 third quarter, reflecting the commencement of service to three large restaurant chains beginning this year. Operating profit was flat compared to last year as a result of start-up inefficiencies associated with the new business.

Corporate activity. Interest expense in the third quarter increased by $10 million as a result of borrowings to finance growth and share repurchases, as well as higher interest rates. Corporate expenses decreased three percent in the 2000 third quarter due to the systems development expenses associated with year 2000 that were incurred in 1999. The effective income tax rate decreased from
37.5 percent to 37.0 percent primarily due to the increased proportion of operations in countries with lower effective tax rates.

Thirty-Six Weeks Ended September 8, 2000 Compared to Thirty-Six Weeks Ended
---------------------------------------------------------------------------
September 10, 1999
------------------

We reported net income of $330 million for the first three quarters of 2000 on sales of $6,861 million. This represents a six percent increase in net income and a 16 percent increase in sales over the same period in 1999. Diluted earnings per share of $1.30 increased 12 percent over the 1999 amount. Systemwide sales increased to $14 billion.

Marriott Lodging reported a 15 percent increase in operating profit on 12 percent higher sales. Systemwide lodging sales increased to $12 billion.

We added a total of 146 lodging properties (22,100 units) during the first three quarters, and deflagged 16 properties (4,500 units).

Across our Lodging brands, REVPAR for comparable company-operated U.S. properties grew by an average of 6.4 percent in 2000. Average room rates for these hotels rose 5.9 percent, while occupancy increased to 79.5 percent. Occupancy, average daily rate and REVPAR for each of our principal established brands is shown in the following table.

                                                                    Thirty-six
                                                                    weeks ended             Change vs.
                                                                  September 8, 2000            1999
                                                               ----------------------    ------------------
   Marriott Hotels, Resorts and Suites
        Occupancy  .......................................                  79.6%           +0.5%     pts.
        Average daily rate  ..............................         $      146.88            +6.0%
        REVPAR  ..........................................         $      116.90            +6.6%

   Ritz-Carlton
        Occupancy  .......................................                  80.4%           +0.6%     pts.
        Average daily rate  ..............................         $      240.87            +9.2%
        REVPAR  ..........................................         $      193.66           +10.0%

   Renaissance Hotels, Resorts and Suites
        Occupancy  .......................................                  75.1%           +2.3%     pts.
        Average daily rate  ..............................         $      140.09            +4.5%
        REVPAR  ..........................................         $      105.24            +7.9%

   Residence Inn
        Occupancy  .......................................                  84.8%           +0.7%     pts.
        Average daily rate  ..............................         $      104.52            +4.6%
        REVPAR  ..........................................         $       88.61            +5.4%

   Courtyard
        Occupancy  .......................................                  80.3%           -0.1%     pts.
        Average daily rate  ..............................         $       97.04            +5.0%
        REVPAR  ..........................................         $       77.93            +4.9%

   Fairfield Inn
        Occupancy  .......................................                  72.1%           -1.0%     pts.
        Average daily rate  ..............................         $       61.45            +3.8%
        REVPAR  ..........................................         $       44.29            +2.3%

Across our full-service lodging brands (Marriott Hotels, Resorts and Suites, Ritz-Carlton and Renaissance Hotels, Resorts and Suites), REVPAR for comparable company-operated U.S. properties grew by an average of 7.2 percent during the first three quarters of 2000. Average room rates for these hotels rose 6.1 percent, while occupancy increased to 79 percent.

Our domestic select-service and extended-stay brands (Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites) added a net of 153 properties, primarily franchises, since the third quarter of 1999. During the first three quarters of 2000, REVPAR for these brands increased 4.8 percent.

Marriott Vacation Club International posted strong profit growth during the first three quarters of 2000, reporting a 31 percent increase in contract sales. Results reflect continued solid demand for timeshares in Hawaii, Aruba and California, as well as a growing interest in our newest brands, Horizons in Orlando, Florida and Ritz-Carlton Club resorts in St. Thomas, U.S. Virgin Islands, and Aspen, Colorado.

Marriott Senior Living Services posted a 22 percent increase in sales in the first three quarters of 2000. Despite the increase in sales, profitability was impacted by start-up inefficiencies for new properties, pre-opening expenses, write-offs relating to development cancellations, higher administrative expenses and costs related to debt associated with facilities developed by unaffiliated third parties, resulting in a $6 million operating loss.

Marriott Distribution Services posted a 35 percent increase in sales, reflecting the commencement of service to three large restaurant chains beginning this year. The operating profits associated with the new business were more than offset by a $15 million pretax write-off of its investment in a contract with Boston Chicken, Inc. (BCI), a major customer that filed for bankruptcy in October 1998. McDonald's Corporation (McDonald's) acquired Boston Market in 2000, and during the first quarter of 2000, MDS reached an agreement with McDonald's to continue providing distribution services to Boston Market restaurants (see the "Intangible Assets" footnote to the condensed consolidated financial statements included in Item 1).

Corporate activity. Interest expense increased $38 million in the 2000 period as a result of borrowings to finance growth outlays and share repurchases. Corporate expenses decreased $7 million due to system-related modification costs associated with year 2000 that were incurred in 1999, offset by costs incurred in 2000 associated with new corporate systems. The effective income tax rate decreased from 37.5 percent to 37 percent primarily due to the increased proportion of operations in countries with lower effective tax rates.


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

Cash and equivalents totaled $378 million at September 8, 2000, a decrease of $111 million from year end, reflecting excess cash on hand at December 31, 1999 to cover potential impacts associated with the Year 2000 problem. Cash provided by operations of $613 million increased five percent over 1999, reflecting strong net income, offset by outlays relating to timeshare activity. While our timesharing business generates strong operating cash flow, the reported amounts are affected by the difference in the timing of revenue recognition and cash received as well as cash outlays for the development of new resorts. Net income is stated after recording depreciation expense of $84 million and $55 million for the thirty-six weeks ended September 8, 2000 and September 10, 1999, respectively, and after amortization expense of $50 million and $48 million for the same periods. EBITDA for the thirty-six weeks ended September 8, 2000 increased by $96 million, or 15 percent, to $729 million. EBITDA is an indicator of operating performance which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles.

Cash used in investing activities totaled $495 million for the thirty-six weeks ended September 8, 2000, and included the acquisition of three hotels for $171 million, one of which was sold for $78 million on September 28, 2000 (see the "Subsequent Event" footnote to the condensed consolidated financial statements included in Item 1). Cash used in investing activities also included other capital expenditures for lodging properties and notes receivable advances, offset by disposition proceeds from the sale of 15 senior living communities and 15 lodging properties.

We purchased 10.4 million shares of our Class A Common Stock in the thirty-six weeks ended September 8, 2000, at a cost of $317 million. As of September 8, 2000 we had been authorized by our Board of Directors to repurchase an additional 20.1 million shares.

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

In 1996, MDS became the exclusive provider of distribution services to Einstein/Noah Bagel Corp. (ENBC), which operates over 460 bagel shops in 29 states. In March 2000, ENBC disclosed that its independent auditors had expressed substantial doubt about ENBC's ability to continue as a going concern, due to its inability to meet certain financial obligations. On April 27, 2000, ENBC and its majority-owned operating subsidiary filed voluntary bankruptcy petitions for protection under Chapter 11 of the Federal Bankruptcy code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix. On April 28, 2000, the bankruptcy court approved a $31 million debtor-in-possession credit facility to allow for operation of the companies during reorganization, and also approved the payment in the ordinary course of business of prepetition trade creditor claims, including those of MDS, subject to recovery by the debtors under certain circumstances. On July 27, 2000, the Bankruptcy Court entered an order approving ENBC's assumption of the MDS contract. MDS continues to distribute to ENBC and has been receiving full payment in accordance with the terms of its contractual agreement. If ENBC were to cease or substantially reduce its operations, MDS may be unable to recover some or all of an aggregate of approximately $5 million in contract investment and $12 million in receivables and inventory.

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

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      Exhibit No.       Description
      -----------       -----------

      10 First Amendment to the Settlement Agreement dated as of September 23, 2000 among A.R. Milkes, Robert M. Haas, Sr., and other plaintiffs and intervenors identified therein and the Company, Host Marriott Corporation, and other identified defendants, each by and through their respective counsels of record.

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

                                         20th day of October, 2000


                                         /s/ Arne M. Sorenson
                                         ------------------------------
                                         Arne M. Sorenson
                                         Executive Vice President and
                                         Chief Financial Officer


                                         /s/ Linda A. Bartlett
                                         ------------------------------
                                         Linda A. Bartlett
                                         Vice President, and Controller
                                         (Principal Accounting Officer)