Form 10-K405
period 2000-12-29
MARRIOTT INTERNATIONAL INC /MD/
filed 2001-03-16
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 29, 2000         Commission File No. 1-13881


                         MARRIOTT INTERNATIONAL, INC.


Delaware                                                              52-2055918
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                              10400 Fernwood Road
                           Bethesda, Maryland  20817
                                (301) 380-3000

          Securities registered pursuant to Section 12(b) of the Act:

               Title of each class                            Name of each exchange on which registered
-------------------------------------------------------     ---------------------------------------------
       Class A Common Stock, $0.01 par value                          New York Stock Exchange
(243,655,082 shares outstanding as of January 31, 2001)                Chicago Stock Exchange
                                                                       Pacific Stock Exchange
                                                                     Philadelphia Stock Exchange

The aggregate market value of shares of common stock held by non-affiliates at January 31, 2001 was $8,877,105,533.

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

    Portions of the Proxy Statement prepared for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

             Index to Exhibits is located on pages 53 through 55.

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

               . the availability of capital to allow us and potential hotel owners to fund investments;

               . the effect that internet hotel reservation channels may have on the rates that we are able to charge for hotel rooms; and

               . other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC).


ITEMS 1 and 2.  BUSINESS AND PROPERTIES

  We are a worldwide operator and franchisor of hotels and related lodging facilities, an operator of senior living communities, and a provider of distribution services. Our operations are grouped in three business segments, Lodging, Senior Living Services and Distribution Services, which represented 78, 7, and 15 percent, respectively, of total sales in the fiscal year ended December 29, 2000.

  In our Lodging segment, we operate, develop and franchise lodging facilities and vacation timesharing resorts. In addition, we provide over 6,900 furnished corporate housing units.

  In our Senior Living Services segment we develop and presently operate 153 senior living communities offering independent living, assisted living and skilled nursing care for seniors in the United States.

  Marriott Distribution Services (MDS) supplies food and related products to external customers and to internal lodging and senior living services operations throughout the United States.

  Financial information by industry segment and geographic area as of December 29, 2000 and for the three fiscal years then ended, appears in the Business Segments note to our Consolidated Financial Statements included in this annual report.

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

Lodging

  We operate or franchise 2,099 lodging properties worldwide, with 390,469 rooms as of December 29, 2000. In addition, we provide 6,959 furnished corporate housing units. We believe that our portfolio of lodging brands - from luxury to economy to extended stay to corporate housing - is the broadest of any company in the world, and that we are the leader in the quality tier of the vacation timesharing business. Consistent with our focus on management and franchising, we own very few of our lodging properties. Our lodging brands include:

Upscale Full-Service Lodging                         Extended-Stay Lodging
 .  Marriott Hotels, Resorts and Suites               .  Residence Inn
 .  Marriott Conference Centers                       .  TownePlace Suites
 .  JW Marriott Hotels                                .  Marriott Executive Apartments
 .  Renaissance Hotels, Resorts and Suites

Luxury Lodging                                       Vacation Timesharing
 .  Bvlgari Hotels and Resorts/1/                     .  Marriott Vacation Club International
 .  Ritz-Carlton                                      .  Horizons by Marriott Vacation Club
                                                     .  The Ritz-Carlton Club
Moderate-Priced and Economy Lodging
 .  Courtyard                                         Corporate Apartments
 .  Fairfield Inn                                     .  ExecuStay by Marriott
 .  SpringHill Suites
 .  Ramada International Hotels, Resorts and Suites
   (Europe, Middle East and Asia/Pacific)

/1/ As part of our ongoing strategy to expand our reach through partnerships with preeminent, world-class companies, in early 2001, we announced our plans to launch a joint venture with Bulgari SpA to introduce a distinctive new luxury hotel brand - Bvlgari Hotels and Resorts.

Company-Operated Lodging Properties

  At December 29, 2000, we operated a total of 931 properties (231,416 rooms) as owned or under long-term management or lease agreements with property owners (together, the Operating Agreements).

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

  For lodging facilities that we manage, we are responsible for hiring, training and supervising the managers and employees required to operate the facilities and for purchasing supplies, for which we generally are reimbursed by the owners. We provide centralized reservation services, and national advertising, marketing and promotional services, as well as various accounting and data processing services. For lodging facilities that we manage, we prepare and implement annual operating budgets that are subject to owner review.

Franchised Lodging Properties

  We have franchising programs that permit the use of certain of our brand names and our lodging systems by other hotel owners and operators. Under these programs, we generally receive an initial application fee and continuing royalty fees, which typically range from four percent to six percent of room revenues for all brands, plus two percent to three percent of food and beverage revenues for certain full-service hotels. In addition, franchisees contribute to our national marketing and advertising programs, and pay fees for use of our centralized reservation systems. At December 29, 2000, we had 1,168 franchised properties (159,053 rooms).

Summary of Properties by Brand
------------------------------

  As of December 29, 2000 we operated or franchised the following properties by brand (excluding 6,959 corporate housing rental units):

                                                                  Company-operated                       Franchised
                                                          -------------------------------     -------------------------------
                        Brand                               Properties          Rooms           Properties          Rooms
-----------------------------------------------------     --------------     ------------     --------------     ------------
Marriott Hotels, Resorts and Suites..................                238          105,396                155           43,825
Ritz-Carlton.........................................                 38           13,018                  -                -
Renaissance Hotels, Resorts and Suites...............                 78           30,133                 29            9,995
Ramada International.................................                  7            1,325                 40            7,870
Residence Inn........................................                139           18,052                215           23,298
Courtyard............................................                280           43,689                240           30,152
TownePlace Suites....................................                 31            3,290                 53            5,242
Fairfield Inn........................................                 52            7,526                387           33,886
SpringHill Suites....................................                 12            1,736                 49            4,785
Marriott Vacation Club International.................                 47            5,556                  -                -
Marriott Executive Apartments and other..............                  9            1,695                  -                -
                                                          --------------     ------------     --------------     ------------
Total................................................                931          231,416              1,168          159,053
                                                          ==============     ============     ==============     ============

  We plan to open over 200 hotels (more than 35,000 rooms) during 2001. We believe that we have access to sufficient financial resources to finance our growth, as well as to support our ongoing operations and meet debt service and other cash requirements. Nonetheless, our ability to sell properties that we develop, and the ability of hotel developers to build or acquire new Marriott properties, which are important parts of our growth plans, are partially dependent on the availability and price of capital.

  Marriott Hotels, Resorts and Suites (including JW Marriott Hotels and Marriott Conference Centers) primarily serve business and leisure travelers and meeting groups at locations in downtown and suburban areas, near airports and at resort locations. Most Marriott full-service hotels contain from 300 to 500 rooms. Marriott full-service hotels typically have swimming pools, gift shops, convention and banquet facilities, a variety of restaurants and lounges and parking facilities. Marriott resort hotels have additional recreational facilities, such as tennis courts and golf courses. The 13 Marriott Suites (approximately 3,400 rooms) are full-service suite hotels that typically contain approximately 260 suites, each consisting of a living room, bedroom and bathroom. Marriott Suites have limited meeting space. Unless otherwise indicated, references throughout this report to Marriott Hotels, Resorts and Suites include JW Marriott Hotels and Marriott Conference Centers.

  JW Marriott Hotels are located in many of the world's major gateway cities in upscale business and resort locations. These 13 hotels cater to discerning upscale travelers seeking a lodging experience of high comfort and prestige. Most JW Marriott Hotels contain 300 to 450 rooms. In addition to the features found in a typical Marriott full-service hotel, the facilities and amenities in the JW Marriott Hotels include valet parking, upgraded in-room amenities, "on-call" housekeeping, upgraded executive business centers and fitness centers/spas, and 24-hour room service.

  We operate 13 conference centers (3,154 rooms), located throughout the United States. Some of the centers are used exclusively by employees of the sponsoring organization, while others are marketed to outside meeting groups and individuals. The centers typically include meeting room space, dining facilities, guestrooms and recreational facilities.

  Room operations contributed the majority of hotel sales for fiscal year 2000 with the remainder coming from food and beverage operations, recreational facilities and other services. Although business at many resort properties is seasonal depending on location, overall hotel profits have been relatively stable and include only moderate seasonal fluctuations.

Marriott Hotels, Resorts and Suites
Geographic Distribution at December 29, 2000                                          Hotels
-----------------------------------------------------------------------------     -------------
United States (41 states and the District of Columbia).......................               270  (111,690 rooms)
                                                                                  =============
Non-U.S.  (50 countries and territories)
  Americas (Non-U.S.)........................................................                27
  Continental Europe.........................................................                26
  United Kingdom.............................................................                37
  Asia.......................................................................                19
  Africa and the Middle East.................................................                11
  Australia..................................................................                 3
                                                                                  -------------
Total Non-U.S................................................................               123  (37,531 rooms)
                                                                                  =============

  Ritz-Carlton hotels and resorts are renowned for their distinctive architecture and for the quality of their facilities, dining and guest service. Most Ritz-Carlton hotels have 250 to 350 guest rooms and typically include meeting and banquet facilities, a variety of restaurants and lounges, gift shops, swimming pools and parking facilities. Guests at most of the Ritz-Carlton resorts have access to additional recreational amenities, such as tennis courts and golf courses.

Ritz-Carlton Luxury Hotels and Resorts
Geographic Distribution at December 29, 2000                                           Hotels
-----------------------------------------------------------------------------     --------------
United States (12 states and the District of Columbia).......................                 21  (7,611 rooms)
                                                                                  ==============
Non-U.S.  (15 countries and territories).....................................                 17  (5,407 rooms)
                                                                                  ==============

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

Renaissance Hotels, Resorts and Suites
Geographic Distribution at December 29, 2000                                           Hotels
-----------------------------------------------------------------------------     --------------
United States (19 states and the District of Columbia).......................                 47  (19,475 rooms)
                                                                                  ==============
Non-U.S. (26 countries and territories)
  Americas (Non-U.S.)........................................................                  8
  Continental Europe.........................................................                 16
  United Kingdom.............................................................                  5
  Asia.......................................................................                 22
  Africa and the Middle East.................................................                  8
  Australia..................................................................                  1
                                                                                  --------------
Total Non-U.S................................................................                 60  (20,653 rooms)
                                                                                  ==============

  Ramada International is a moderately-priced brand targeted at business and leisure travelers. Each full-service Ramada International property includes a restaurant, a cocktail lounge and full-service meeting and banquet facilities. Ramada International hotels are located primarily in Europe in major and secondary cities, near major international airports and suburban office park locations. We also receive a royalty fee from Cendant Corporation and Ramada Franchise Canada Limited for the use of the Ramada name in the United States and Canada, respectively. On December 20, 2000 we announced our plans to convert approximately 80 Treff hotels to Ramada-Treff hotels. We also entered into an agreement with Treff hotels for them to develop, over the next five years, ten new Ramada International hotels per year, primarily in Germany and Switzerland.

Ramada International
Geographic Distribution at December 29, 2000                                         Hotels
---------------------------------------------------------------------------     --------------
Americas (Non-U.S.)........................................................                  2
Continental Europe.........................................................                 31
Asia.......................................................................                 10
Africa and the Middle East.................................................                  4
                                                                                --------------
Total (14 countries and territories).......................................                 47  (9,195 rooms)
                                                                                ==============

  Residence Inn is the U.S. market leader among extended-stay lodging products, which caters primarily to business, government and family travelers who stay more than five consecutive nights. Residence Inns generally have 80 to 150 rooms, with a mix of studio, one bedroom and two-bedroom suites. Most inns feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. The inns do not have restaurants but offer complimentary continental breakfast. Each suite contains a fully equipped kitchen, and many suites have wood-burning fireplaces.

Residence Inn
Geographic Distribution at December 29, 2000                                         Hotels
---------------------------------------------------------------------------       ------------
United States (46 states and the District of Columbia).....................                345  (40,115 rooms)
                                                                                ==============
Canada.....................................................................                  8  (1,159 rooms)
                                                                                ==============
Mexico.....................................................................                  1  (76 rooms)
                                                                                ==============

  Courtyard is our moderate-price select-service hotel product. Aimed at individual business and leisure travelers as well as families, Courtyard hotels maintain a residential atmosphere and typically have 80 to 150 rooms. Well landscaped grounds include a courtyard with a pool and social areas. Most hotels feature meeting rooms, limited restaurant and lounge facilities, and an exercise room. The operating systems developed for these hotels allow Courtyard to be price-competitive while providing better value through superior facilities and guest service.

Courtyard
Geographic Distribution at December 29, 2000                                         Hotels
---------------------------------------------------------------------------     --------------
United States (44 states and the District of Columbia).....................                479  (66,750 rooms)
                                                                                ==============
Non-U.S.  (9 countries)....................................................                 41  (7,091 rooms)
                                                                                ==============

  TownePlace Suites is a moderately priced, extended-stay hotel product that is designed to appeal to business and leisure travelers. The typical TownePlace Suites hotel contains 95 high quality studio and two-bedroom suites. Each suite has a fully equipped kitchen and separate living area. Each hotel provides housekeeping services and has on-site exercise facilities, an outdoor pool, 24-hour staffing and laundry facilities. At December 29, 2000, 84 TownePlace Suites (8,532 rooms) were located in 29 states.

  Fairfield Inn is our economy lodging product which competes directly with major national economy motel chains. Aimed at cost-conscious individual business and leisure travelers, a typical Fairfield Inn has 65 to 135 rooms and offers a swimming pool, complimentary continental breakfast and free local phone calls. At December 29, 2000, 439 Fairfield Inns (41,412 rooms) were located in 46 states and the District of Columbia.

  SpringHill Suites is our all-suite brand in the moderate-price tier of lodging products. SpringHill Suites feature suites that are 25 percent larger than a typical hotel guest room and offer a broad range of amenities, including complimentary continental breakfast and exercise facilities. At December 29, 2000, 61 properties (6,521 rooms) were located in 24 states.

  Marriott Vacation Club International develops, sells and operates vacation timesharing resorts. Profits are generated from three primary sources: (1) selling fee simple and other forms of timeshare intervals, (2) operating the resorts and (3) financing consumer purchases of timesharing intervals.

  Many timesharing resorts are located adjacent to Marriott hotels, and timeshare owners have access to certain hotel facilities during their vacation. Owners can trade their annual interval for intervals at other Marriott timesharing resorts or for intervals at certain timesharing resorts not otherwise sponsored by Marriott through an affiliated exchange company. Owners also can trade their unused interval for points in the Marriott Rewards frequent stay program, enabling them to stay at over 2,000 Marriott hotels worldwide.

  In 2000, we successfully launched The Ritz-Carlton Club, our luxury vacation timesharing resort, with two premier locations: St Thomas, U.S. Virgin Islands and Aspen, Colorado. We also initiated sales at Horizons by Marriott Vacation Club (Horizons) at a resort in Branson, Missouri and at our flagship resort in Orlando, Florida. Horizons represents our entrance into the moderate tier vacation ownership market.

  Marriott Vacation Club International's owner base continues to expand, with 182,000 owners at year end 2000, compared to 140,000 in 1999.

Marriott Vacation Club International (all brands)
Geographic Distribution at December 29, 2000                                          Resorts              Units
-----------------------------------------------------------------------------     --------------     ---------------
Continental United States....................................................                 40               4,586
Hawaii.......................................................................                  2                 386
Caribbean....................................................................                  3                 285
Europe.......................................................................                  2                 299
                                                                                  --------------     ---------------
Total........................................................................                 47               5,556
                                                                                  ==============     ===============

  We provide temporary housing (serviced apartments) for business executives and others who need quality accommodations outside their home country, usually for 30 or more days. Some serviced apartments operate under the Marriott Executive Apartments brand which is designed specifically for the long-term international traveler. At December 29, 2000, nine serviced apartment properties (1,695 units), including four Marriott Executive Apartments, were located in five countries and territories. All Marriott Executive Apartments are located outside the United States.

  ExecuStay provides furnished corporate apartments for stays of one month or longer nationwide. ExecuStay owns no residential real estate and provides units primarily through short-term lease agreements with apartment owners and managers.

     Other Activities

     Marriott Golf manages 26 golf course facilities for us and for other golf course owners.

     We operate 19 systemwide hotel reservation centers, 13 of them in the U.S. and Canada and six internationally, that handle reservation requests for Marriott lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and lease the others.

     Our Architecture and Construction Division assists in the design, development, construction and refurbishment of lodging properties and senior living communities and is paid a fee by the property owners.

Competition

     We encounter strong competition both as a lodging operator and as a franchisor. There are over 650 lodging management companies in the United States, including several that operate more than 100 properties. These operators are primarily private management firms, but also include several large national chains that own and operate their own hotels and also franchise their brands. Management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

     Affiliation with a national or regional brand is prevalent in the U.S. lodging industry. In 2000, the majority of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is fairly concentrated, with the three largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.

     Outside the United States branding is much less prevalent, and most markets are served primarily by independent operators. We believe that chain affiliation will increase in overseas markets as local economies grow, trade barriers are reduced, international travel accelerates and hotel owners seek the economies of centralized reservation systems and marketing programs.

     Based on lodging industry data, we have nearly an eight percent share of the U.S. hotel market (based on number of rooms), less than a one percent share of the lodging market outside the United States and a nine percent share of annual worldwide timesharing sales of about $8 billion. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation, because our hotels typically generate higher occupancies and Revenue per Available Room (REVPAR) than direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong customer preference. Approximately 30 percent of our ownership resort sales come from additional purchases by or referrals from existing owners. We believe that the location and quality of our lodging facilities, our marketing programs, reservation systems and our emphasis on guest service and satisfaction are contributing factors across all of our brands.

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

     Marriott Rewards is a frequent guest program with a total of over 14 million members, and nine participating Marriott brands. The Marriott Rewards program yields repeat guest business due to rewarding frequent stayers with points toward free hotel stays and other rewards, or airline miles with any of 20 participating airline programs. We believe that Marriott Rewards generates substantial repeat business that might otherwise go to competing hotels.

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

     At December 29, 2000 we operated 153 senior living communities in 30 states.


                                                                                    Communities                Units (1)
                                                                                   -------------             ------------
Independent full-service
  - owned...............................................................                       3                    1,193
  - operated under long-term agreements.................................                      42                   11,649
                                                                                   -------------             ------------
                                                                                              45                   12,842
Assisted living
  - owned...............................................................                      46                    5,010
  - operated under long-term agreements.................................                      62                    8,066
                                                                                   -------------             ------------
                                                                                             108                   13,076
                                                                                   -------------             ------------
Total senior living communities.........................................                     153                   25,918
                                                                                   =============             ============

(1) Units represent independent living apartments plus beds in assisted living and nursing centers.

     At December 29, 2000, we operated 45 independent full-service senior living communities, which offer both independent living apartments and personal assistance units for seniors. Most of these communities also offer licensed nursing care.

     At December 29, 2000, we also operated 108 assisted living senior living communities principally under the names "Brighton Gardens by Marriott," "Village Oaks," and "Marriott MapleRidge." Assisted living communities are for seniors who benefit from assistance with daily activities such as bathing, dressing or medication. Brighton Gardens is a quality-tier assisted living concept which generally has 90 assisted living suites and in certain locations, 30 to 45 nursing beds in a community. In some communities, separate on-site centers also provide specialized care for residents with Alzheimer's or other memory-related disorders. Village Oaks is a moderately-priced assisted living concept which emphasizes companion living and generally has 70 suites in a community. This concept is geared for the cost conscious senior who benefits from the companionship of another unrelated individual. Marriott MapleRidge assisted living communities consist of a cluster of six or seven 14-room cottages which offer residents a smaller scale, more intimate setting and family-like living at a moderate price.

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

     Our Senior Living Services business competes mostly with local and regional providers of long-term health care and senior living services, although there are some national providers in the assisted living market. We compete by operating well-maintained facilities, and by providing quality health care, food service and other services at competitive prices. The reputation for service, quality care and know how associated with the Marriott name is also attractive to residents and their families. We have focused on developing relationships with professionals who often refer seniors to senior living communities, such as hospital discharge planners and physicians.

Marriott Distribution Services

     MDS is a United States limited-line distributor of food and related supplies, carrying an average of 3,000 product items per distribution center. This segment originally focused on purchasing, warehousing and distributing food and supplies to other Marriott businesses. However, MDS has increased its third-party business to about 89 percent of total sales volume for the year ended December 29, 2000.

     MDS operated a nationwide network of 13 distribution centers at December 29, 2000. Leased facilities are generally built to our specifications, and utilize a narrow aisle concept and technology to enhance productivity.

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

Employee Relations

     At December 29, 2000, we had approximately 153,000 employees. Approximately 6,350 employees were represented by labor unions. We believe relations with our employees are positive.

Other Properties

     In addition to the operating properties discussed above, we lease an 870,000 square foot office building in Bethesda, Maryland which serves as our headquarters.

     We believe our properties are in generally good physical condition with need for only routine repair and maintenance.

ITEM 3.  LEGAL PROCEEDINGS

     Certain legal proceedings which were settled during our 2000 fiscal year are described in the "Contingent Liabilities" footnote in the financial statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Part II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The range of prices of our common stock and dividends declared per share for each quarterly period within the last two years are as follows:

                                                        Stock Price                          Dividends
                                     -----------------------------------------------
                                                                                           Declared Per
                                             High                       Low                    Share
                                     ---------------------     ---------------------     ------------------

1999    First Quarter..........      $      39       15/16     $       29                $     0.050
        Second Quarter.........             44         1/2             33                      0.055
        Third Quarter..........             38         1/2             33       5/16           0.055
        Fourth Quarter.........             36         1/4             29       9/16           0.055

                                                       Stock Price                          Dividends
                                     -----------------------------------------------
                                                                                           Declared Per
                                             High                       Low                   Share
                                     ---------------------     ---------------------     ------------------

2000    First Quarter..........      $      34         3/4     $       26        1/8     $     0.055
        Second Quarter.........             38                         29        1/2           0.060
        Third Quarter..........             42         3/8             34        5/8           0.060
        Fourth Quarter.........             43         1/2             34        1/8           0.060

     At January 31, 2001, there were 243,655,082 shares of Class A Common Stock outstanding held by 53,053 shareholders of record. Our Class A Common Stock is traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and Philadelphia Stock Exchange.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

     The following table presents summary selected historical financial data for the Company derived from our financial statements as of and for the five fiscal years ended December 29, 2000.

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


                                                                            Fiscal Year
                                                    ------------------------------------------------------------
                                                       2000         1999         1998         1997       1996/1/
                                                    ---------    ---------    ---------    ---------    --------
                                                                (in millions, except per share data)
Systemwide Sales/2/...............................  $  19,781    $  17,684    $  16,024    $  13,196    $  9,899
Income Statement Data:
Sales.............................................     10,017        8,739        7,968        7,236       5,738
Operating Profit Before Corporate Expenses and
 Interest.........................................        922          830          736          609         508
Net Income........................................        479          400          390          324         270
Per Share Data:
Diluted Earnings Per Share........................       1.89         1.51         1.46
Cash Dividends Declared...........................       .235         .215         .195
Balance Sheet Data (at end of year):
Total Assets......................................      8,237        7,324        6,233        5,161       3,756
Long-Term and Convertible Subordinated Debt.......      2,016        1,676        1,267          422         681
Shareholders' Equity..............................      3,267        2,908        2,570

_______________________
/1/ Fiscal year 1996 includes 53 weeks, all other years include 52 weeks.

/2/ Systemwide sales comprise revenues generated from guests at owned, leased, managed and franchised hotels and senior living communities, together with sales of our other businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion presents an analysis of results of our operations for fiscal years ended December 29, 2000, December 31, 1999, and January 1, 1999. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based on U.S. properties operated by us except for Fairfield Inn, which data also include franchised units. Systemwide sales and statistics include data from our franchised properties, in addition to our owned, leased and managed properties. Systemwide statistics are based on comparable worldwide units and reflect the impact of foreign exchange rates.

     In 1998 we changed our accounting policy to no longer include the working capital and sales of managed hotels and managed senior living communities in our financial statements. Instead, our sales include fees earned plus costs recovered from owners of managed properties.

     Consolidated Results

2000 Compared to 1999

     Net income increased 20 percent to $479 million and diluted earnings per share advanced 25 percent to $1.89. Profit growth was driven by our strong U.S. lodging operations, lower system-related costs associated with the year 2000 and the impact on the 1999 financial results of a $39 million pretax charge to reflect a litigation settlement. Results were also impacted by a $15 million one-time write-off of a contract investment in our Distribution Services segment in the first quarter of 2000.

     Sales increased 15 percent to $10 billion in 2000, reflecting strong revenue resulting from new and established hotels, contributions from established Senior Living communities, as well as new customers in our Distribution Services business. Systemwide sales increased by 12 percent to $19.8 billion in 2000.

1999 Compared to 1998

     Net income increased three percent to $400 million in 1999 and diluted earnings per share advanced three percent to $1.51. Overall profit growth in 1999 was curtailed by a $39 million pretax charge to reflect an agreement to settle litigation, incremental costs of our Year 2000 readiness efforts, and an operating loss in our Senior Living Services business.

     Sales increased 10 percent to $8.7 billion in 1999, reflecting revenue gains at established hotels, and contributions from new lodging properties and Senior Living communities. Systemwide sales grew 10 percent to $17.7 billion in 1999.

     Marriott Lodging

                                                                                                        Annual Change
                                                                                                    --------------------
(dollars in millions)                                                  2000      1999      1998        00/99       99/98
-----------------------------------------------------------------   --------- ---------  --------   ------------  -------
Sales.............................................................    $7,848    $7,041    $6,311        +11%        +12%
Operating profit..................................................       936       827       704        +13%        +17%

2000 Compared to 1999

     Marriott Lodging reported a 13 percent increase in operating profit on 11 percent higher sales in 2000. Results reflected solid room rate growth at U.S. hotels, and contributions from new properties worldwide. Lodging operating profit in 2000 was attributable to base management fees (28 percent of total), franchise fees (17 percent), land rent and other income (three percent), resort timesharing (15 percent), and incentive management fees and other profit participations (37 percent).

  Across our full-service lodging brands (Marriott Hotels, Resorts and Suites, Renaissance Hotels, Resorts and Suites and Ritz-Carlton), REVPAR for comparable company-operated U.S. properties grew by an average of 7.2 percent in 2000. Average room rates for these hotels rose 6.3 percent, while occupancy increased slightly to 77.4 percent. In 2000, as a result of the termination of two Ritz-Carlton management agreements, we wrote off our $3 million investment in these contracts. In addition, due to the bankruptcy of the owner of one hotel, we reserved $6 million of our investment in that management agreement.

  Our domestic select-service and extended-stay brands (Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites and SpringHill Suites) added a total of 161 properties (18,870 rooms) and deflagged seven properties (1,500 rooms), primarily franchises, during the 2000 fiscal year. REVPAR for comparable properties increased 5.5 percent.

                                                             Comparable                       Comparable
                                                          U.S. properties                     Systemwide
                                                   ----------------------------      ------------------------------
                                                                    Change vs.                          Change vs.
                                                      2000            1999               2000             1999
                                                   ----------     -------------      -----------      -------------
Marriott Hotels, Resorts and Suites
  Occupancy....................................         78.2%       +0.4%  pts.           75.7%         +0.4%  pts.
  Average daily rate...........................    $  149.50        +6.2%            $  136.37          +4.9%
  REVPAR.......................................    $  116.95        +6.8%            $  103.27          +5.5%

Ritz-Carlton
  Occupancy....................................         77.5%       +0.1%  pts.           77.5%         +2.0%  pts.
  Average daily rate...........................    $  242.26        +9.2%            $  228.01          +8.9%
  REVPAR.......................................    $  187.75        +9.4%            $  176.75         +11.9%

Renaissance Hotels, Resorts and Suites
  Occupancy....................................         73.3%       +2.0%  pts.           70.9%         +2.7%  pts.
  Average daily rate...........................    $  142.27        +4.5%            $  119.95          +3.0%
  REVPAR.......................................    $  104.35        +7.5%            $   85.07          +7.0%

Residence Inn
  Occupancy....................................         83.5%       +0.7%  pts.           82.2%         +0.8%  pts.
  Average daily rate...........................    $  104.88        +5.1%            $  102.25          +4.3%
  REVPAR.......................................    $   87.61        +6.1%            $   84.10          +5.3%

Courtyard
  Occupancy....................................         78.9%          -   pts.           77.0%         +0.2%  pts.
  Average daily rate...........................    $   97.68        +5.7%            $   93.51          +4.9%
  REVPAR.......................................    $   77.05        +5.7%            $   71.96          +5.1%

Fairfield Inn
  Occupancy....................................         69.7%       -1.0%  pts.           69.7%         -1.0%  pts.
  Average daily rate...........................    $   61.32        +3.8%            $   61.32          +3.8%
  REVPAR.......................................    $   42.75        +2.4%            $   42.75          +2.4%

  Results for international lodging operations were favorable in 2000, despite a decline in the value of the Euro against the U.S. dollar, reflecting strong demand in the Middle East, Asia, Europe and the Caribbean region.

  Marriott Vacation Club International also posted favorable profit growth in 2000, reporting a 34 percent increase in contract sales. The increase in contract sales reflects interest in our newest brands, Horizons by Marriott Vacation Club in Orlando, Florida, and The Ritz-Carlton Club resorts in St. Thomas, U.S. Virgin Islands, and Aspen, Colorado, as well as continued strong demand for our timeshare properties in Hawaii, Aruba and California. The profit growth in 2000 was impacted by a $6 million decline in gains from the sale of notes receivable arising from lower note sale volume. At the end of the year, 24 resorts were in active sales, 23 resorts were sold out and an additional 13 resorts were under development.

  The Marketplace by Marriott (Marketplace), our hospitality procurement business, prepared for its launch as an independent company. In January 2001, Marriott and Hyatt Corporation formed a joint venture, Avendra LLC, and we each merged our respective procurement businesses into it. Avendra LLC is an independent professional procurement services company serving the North American hospitality market and related industries. Bass Hotels & Resorts, Inc., ClubCorp USA Inc. and Fairmont Hotels & Resorts, Inc. are expected to join Avendra LLC in 2001.

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

  Across our Lodging brands, REVPAR for comparable company-operated U.S. properties grew by an average of 3.7 percent in 1999. Average room rates for these hotels rose 3.6 percent, while occupancy remained at 77.5 percent. Occupancy, average daily rate and REVPAR for each of our principal established brands are shown in the following table.

                                                                   Comparable                     Comparable
                                                                U.S. properties                   Systemwide
                                                       -----------------------------     -----------------------------
                                                                         Change vs.                       Change vs.
                                                            1999           1998             1999            1998
                                                         ----------   --------------     -----------    --------------
Marriott Hotels, Resorts and Suites
  Occupancy............................................       77.5%       -0.1% pts.            75.6%       +0.8% pts.
  Average daily rate...................................  $  140.86        +3.9%            $  131.61        +2.3%
  REVPAR...............................................  $  109.22        +3.9%            $   99.55        +3.3%

Ritz-Carlton
  Occupancy............................................       77.8%       +3.4% pts.            76.4%       +3.9% pts.
  Average daily rate...................................  $  219.37        +5.5%            $  207.28        +4.8%
  REVPAR...............................................  $  170.67       +10.3%            $  158.28       +10.4%

Renaissance Hotels, Resorts and Suites
  Occupancy............................................       70.8%       +0.5% pts.            68.1%       +0.8% pts.
  Average daily rate...................................  $  132.09        +2.1%            $  115.65        -1.5%
  REVPAR...............................................  $   93.54        +2.9%            $   78.75        -0.4%

Residence Inn
  Occupancy............................................       83.0%       -0.1% pts.            81.9%       -0.1% pts.
  Average daily rate...................................  $   99.03        +0.9%            $   97.95        +1.7%
  REVPAR...............................................  $   82.23        +0.8%            $   80.20        +1.5%

Courtyard
  Occupancy............................................       79.3%       -0.1% pts.            77.3%       +0.3% pts.
  Average daily rate...................................  $   91.48        +2.8%            $   88.59        +2.6%
  REVPAR...............................................  $   72.53        +2.7%            $   68.48        +3.0%

Fairfield Inn
  Occupancy............................................       71.0%       -2.2% pts.            71.0%       -2.2% pts.
  Average daily rate...................................  $   58.87        +3.3%            $   58.76        +3.1%
  REVPAR...............................................  $   41.80        +0.1%            $   41.75           -

  International hotel operations posted improved results in 1999, reflecting profit growth for properties in continental Europe, the Middle East, Latin America and the Caribbean region.

  Marriott Vacation Club International achieved a 22 percent increase in contract sales in 1999, as well as higher income from resort management. Strong interval sales were generated at timeshare resorts in Florida, South Carolina, Hawaii and Spain. During 1999, we had 21 resorts in active sales, including the initial project (Orlando, Florida) for Horizons by Marriott Vacation Club, a new product line targeting the moderate price tier of the timeshare market.

 Marriott Senior Living Services

                                                                                      Annual Change
                                                                                  --------------------
(dollars in millions)                                2000       1999       1998     00/99      99/98
-----------------------------------------------    --------   --------  --------- ---------  ---------
Sales..........................................    $   669    $   559   $    479      +20%      +17%
Operating (loss) profit........................        (18)       (18)        15        -       n/m

2000 Compared to 1999

  Marriott Senior Living Services posted a 20 percent increase in sales in 2000, reflecting the net addition of nine properties during the year and a four percentage point increase in occupancy for comparable communities to 88 percent. Despite the increase in sales, profitability was impacted by start-up inefficiencies for new properties, higher administrative expenses, pre-opening costs for new communities, costs related to debt associated with facilities developed by unaffiliated third parties, and charges associated with our decision to limit new construction until the market improves, resulting in a loss of $18 million.

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

 Marriott Distribution Services

                                                                                          Annual Change
                                                                                      ---------------------
(dollars in millions)                                  2000        1999      1998       00/99       99/98
-----------------------------------------------     ----------  ---------  ---------  ---------  ----------
Sales..........................................     $  1,500    $  1,139   $   1,178        +32%         -3%
Operating profit...............................            4          21          17        -81%        +24%

2000 Compared to 1999

  Marriott Distribution Services (MDS) posted a 32 percent increase in sales for 2000, reflecting the commencement of service to three large restaurant chains in the year. Operating profit declined $17 million as a result of start-up inefficiencies associated with the new business and a $15 million pretax write-off of an investment in a contract with Boston Chicken, Inc. and its Boston Market-controlled subsidiaries, a major customer that filed for bankruptcy in October 1998. McDonald's Corporation (McDonald's) acquired Boston Market in 2000, and during the first quarter of 2000, MDS entered into an agreement with McDonald's to continue providing distribution services to Boston Market restaurants (refer to the "Intangible Assets" footnote in the financial statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data").

1999 Compared to 1998

  Operating profit for Marriott Distribution Services increased 24 percent in 1999 on a modest decline in sales. The division benefited from higher gross margins per case and reduced inventory losses compared to 1998.

  Corporate Expenses, Interest and Taxes

2000 Compared to 1999

  Corporate expenses decreased $44 million in 2000 to $120 million primarily due to a $39 million pretax charge in 1999 associated with a litigation settlement and systems-related costs associated with Year 2000 that were incurred in 1999, offset by costs incurred in 2000 associated with new corporate systems and a $3 million charge due to a change in our vacation accrual policy. Interest expense increased $39 million as a result of borrowings to finance growth outlays and share repurchases. Interest income increased $23 million primarily due to the collection of $14 million of interest associated with an international loan that was previously reserved for and increased advances and loan fundings made during 2000. Our effective income tax rate decreased to approximately 36.8 percent in 2000 from 37.3 percent in 1999 primarily due to increased income in countries with lower effective tax rates.

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

  Lodging Development

  Marriott Lodging opened 238 properties totaling approximately 40,000 rooms across its brands in 2000, while 19 hotels (approximately 5,400 rooms) exited the system. Highlights of the year included:

  . Twenty-two full-service properties (approximately 5,400 rooms) opened outside the United States. These include our first hotels in Romania, Chile and Peru.

  . Fifty-five hotels (approximately 11,700 rooms) converted from independent status or competitor chains, including the 782-room Renaissance Hotel in Honolulu, Hawaii, the 577-room Renaissance Hotel in Kissimee, Florida, and the 349-room Renaissance Hotel in Miami Beach, Florida.

  . The addition of 161 properties (approximately 18,900 rooms) to our select-service and extended-stay brands.

  . The launch of The Ritz-Carlton Club resorts in Aspen, Colorado and St. Thomas, U.S. Virgin Islands, the development of a Horizons by Marriott Vacation Club resort in Branson, Missouri and a new Marriott Vacation Club International resort in Shadow Ridge, California.

  At year-end 2000, we had over 400 hotel properties and more than 70,000 rooms under construction or approved for development. We expect to open over 200 hotels and timesharing resorts (more than 35,000 rooms) in 2001. Over a five-year period (1999 to 2003), we plan to add 175,000 rooms to our lodging system. These growth plans are subject to numerous risks and uncertainties, many of which are outside our control. See "Forward-Looking Statements" above and "Liquidity and Capital Resources" below.

  Senior Living Services Development

  Due to oversupply conditions in some senior housing markets, we decided in 1999 to dramatically slow development of planned communities. Consequently, a number of projects in the early stages of development were postponed or cancelled. Additional projects were cancelled in the second and fourth quarters of 2000.

  Liquidity and Capital Resources

  We believe that we have access to sufficient financial resources to finance our growth, as well as to support our ongoing operations and meet debt service and other cash requirements. However, our ability to sell properties that we develop, and the ability of hotel developers to build or acquire new Marriott-branded properties, which are important parts of our growth plans, are partially dependent on the availability and cost of capital. We are monitoring the status of the capital markets, and are evaluating the effect that changes in capital market conditions may have on our ability to execute our announced growth plans.

Cash From Operations

  Cash from operations was $850 million in 2000, $711 million in 1999, and $605 million in 1998. Net income is stated after depreciation expense of $123 million in 2000, $96 million in 1999, and $76 million in 1998, and after amortization expense of $72 million in 2000, $66 million in 1999 and $64 million in 1998. While our timesharing business generates strong operating cash flow, annual amounts are affected by the timing of cash outlays for the acquisition and development of new resorts, and cash received from purchaser financing. We include interval sales we finance in cash from operations when we collect cash payments or the notes are sold for cash.

  Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased to $1,052 million in 2000 compared to $860 million in 1999, and $802 million in 1998, and has grown at a 19 percent compounded annual rate since 1995.

  We consider EBITDA to be an indicator of our operating performance because it can be used to measure our ability to service debt, fund capital expenditures and expand our business. Nevertheless, one should not consider EBITDA an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity measure prescribed by accounting principles generally accepted in the United States.

  A substantial portion of our EBITDA is based on fixed dollar amounts or percentages of sales. These include lodging base management fees, franchise fees and land rent. With more than 2,000 hotels and senior living communities in the Marriott system, no single property or region is critical to our financial results.

  Our ratio of current assets to current liabilities was .74 at December 29, 2000, compared to .92 at December 31, 1999. Each of our businesses minimizes working capital through cash management, strict credit-granting policies, aggressive collection efforts and high inventory turnover.

Investing Activities Cash Flows

  Acquisitions. We continually seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions.

  Dispositions. Asset sales generated proceeds of $742 million in 2000, $436 million in 1999 and $332 million in 1998. Proceeds in 2000 are net of $79 million of financing and joint venture investments made by us in connection with the sales transactions. In 2000 we closed on the sales of 23 hotels and 15 senior living communities, which we continue to operate under long-term operating agreements. Subsequent to year-end, we closed on five hotels for $221 million.

  Capital Expenditures and Other Investments. Capital expenditures of $1,095 million in 2000, $929 million in 1999 and $937 million in 1998, included development and construction of new hotels and senior living communities and acquisitions of hotel properties. Over time, we expect to sell certain lodging and senior living properties under development, or to be developed, while continuing to operate them under long-term agreements.

  We also expect to continue to make other investments to grow our businesses, including loans, minority equity investments and development of new timeshare resorts in connection with adding units to our lodging business.

  On February 23, 2000, we entered into an agreement to resolve litigation involving certain limited partnerships formed in the mid- to late 1980s. Under the agreement, we paid $31 million to partners in four limited partnerships and acquired, through an unconsolidated joint venture (the Courtyard Joint Venture) with affiliates of Host Marriott Corporation (Host Marriott), substantially all of the limited partners' interests in two other limited partnerships, Courtyard by Marriott Limited Partnership (CBM I) and Courtyard by Marriott II Limited Partnership (CBM II). These partnerships own 120 Courtyard by Marriott hotels. The Courtyard Joint Venture was financed with equity contributed in equal shares by us and affiliates of Host Marriott and approximately $200 million in mezzanine debt provided by us. Our total investment in the joint venture, including mezzanine debt, is approximately $300 million.

  We have made loans to owners of hotels and senior living communities that we operate or franchise. Loans outstanding under this program totaled $592 million at December 29, 2000, including the mezzanine debt related to the Courtyard Joint Venture, $295 million at December 31, 1999, and $213 million at January 1, 1999. Unfunded commitments aggregating $829 million were outstanding at December 29, 2000, of which $332 million are expected to be funded in 2001 and $573 million are expected to be funded in total. These loans typically are secured by mortgages on the projects. We participate in a program with an unaffiliated lender in which we may partially guarantee loans made to facilitate third-party ownership of hotels and senior living services communities that we operate or franchise.

Cash From Financing Activities

  Long-term debt increased by $340 million in 2000 and $409 million in 1999, primarily to finance our capital expenditure and share repurchase programs.

  Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt and reducing our working capital. At year-end 2000, our long-term debt (including commercial paper borrowings of $827 million) had an average interest rate of 6.8 percent and an average maturity of approximately 4.7 years. The ratio of fixed rate long-term debt to total long-term debt was .59 as of December 29, 2000.

  In April 1999, January 2000 and January 2001, we filed "universal shelf" registration statements with the Securities and Exchange Commission in the amounts of $500 million, $300 million and $300 million, respectively. As of January 30, 2001, we had offered and sold to the public $600 million of debt securities under these registration statements, leaving a balance of $500 million available for future offerings.

  In January 2001, we issued, through a private placement, $300 million of seven percent senior unsecured notes due 2008, and received net proceeds of $297 million. We have agreed to promptly make and complete a registered exchange offer for these notes and, if required, to implement a resale shelf registration statement. If we fail to do so on a timely basis, we will pay additional interest to the holders of these notes.

  We have entered into revolving credit agreements that provide for borrowings of $1.5 billion expiring in March 2003, and $500 million expiring in February 2004. Loans of $26 million were outstanding at December 29, 2000, under these facilities, which support our commercial paper program and letters of credit. We had $1.1 billion of unused revolving credit available under these facilities as of December 29, 2000. Borrowings under these facilities bear interest at LIBOR plus a spread, based on our public debt rating.

  We called for mandatory redemption of our Liquid Yield Option Notes (LYONs) in 1999. Approximately 64 percent of LYONs holders elected to convert their notes to common stock, for which we issued 6.1 million shares. The other 36 percent of LYONs holders received cash totaling $120 million, which reduced by 3.4 million common shares the dilutive impact of these convertible debt securities issued by a predecessor company in 1996. Nine percent of the cash redemption price was reimbursed to us by our predecessor company (Sodexho Marriott Services, Inc.).

  We determine our debt capacity based on the amount and variability of our cash flows. EBITDA coverage of gross interest cost was 6.9 times in 2000, and cash flow requirements under our loan agreements were exceeded by a substantial margin. At December 29, 2000, we had public debt ratings of BBB+ and Baa1 from Standard and Poor's and Moody's, respectively.

  Share Repurchases. We periodically repurchase our common stock to replace shares needed for employee stock plans and for other corporate purposes. We purchased 10.8 million of our shares in 2000 at an average price of $31 per share, and 10.8 million shares in 1999 at an average price of $33 per share. As of December 29, 2000, we had been authorized by our Board of Directors to repurchase an additional 19.6 million shares.

  Dividends. In August 2000, our Board of Directors increased the quarterly cash dividend by nine percent to $.06 per share.

  Other Matters

Einstein/Noah Bagel Corporation

  In 1996, MDS became the exclusive provider of distribution services to Einstein/Noah Bagel Corp. (ENBC), which operates over 490 bagel shops in 29 states and the District of Columbia. In March 2000, ENBC disclosed that its independent auditors had expressed substantial doubt about ENBC's ability to continue as a going concern, due to its inability to meet certain financial obligations. On April 27, 2000, ENBC and its majority-owned operating subsidiary filed voluntary bankruptcy petitions for protection under Chapter 11 of the Federal Bankruptcy code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix. On April 28, 2000, the bankruptcy court approved a $31 million debtor-in-possession credit facility to allow for operation of the companies during reorganization, and also approved the payment in the ordinary course of business of prepetition trade creditor claims, including those of MDS, subject to recovery by the debtors under certain circumstances. On July 27, 2000, the Bankruptcy Court entered an order approving ENBC's assumption of the MDS contract. MDS continues to distribute to ENBC and has been receiving full payment in accordance with the terms of its contractual agreement. If ENBC were to cease or substantially reduce its operations, MDS may be unable to recover some or all of an aggregate of approximately $5 million in contract investment and $13 million in receivables and inventory.

Inflation

  Inflation has been moderate in recent years, and has not had a significant impact on our businesses.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to market risk from changes in interest rates. We manage our exposure to this risk by monitoring available financing alternatives and through development and application of credit granting policies. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 1999. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the near future.

  The following sensitivity analysis displays how our earnings and the fair values of certain instruments we hold are affected by changes in interest rates.

  We hold notes receivable that earn interest at variable rates.
Hypothetically, an immediate one percentage point change in interest rates would change annual interest income by $3 million, based on the balances of these notes receivable at December 29, 2000 and December 31, 1999.

  Changes in interest rates also impact the fair value of our long-term fixed rate debt and long-term fixed rate notes receivable. Based on the balances outstanding at December 29, 2000, and December 31, 1999, a hypothetical immediate one percentage point change in interest rates would change the fair value of our long-term fixed rate debt by $50 million and $41 million, respectively, and would change the fair value of long-term fixed rate notes receivable by $22 million and $5 million, respectively.

  Although commercial paper is classified as long-term debt (based on our ability and intent to refinance it on a long-term basis) all commercial paper matures within two months of year-end. Based on the balances of commercial paper outstanding at December 29, 2000, and December 31, 1999, a hypothetical one percentage point change in interest rates would change interest by $8 million for both periods, on an annualized basis.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The following financial information is included on the pages indicated:

                                                                                              Page
                                                                                           ----------
Report of Independent Public Accountants...........................................                23

Consolidated Statement of Income...................................................                24

Consolidated Balance Sheet.........................................................                25

Consolidated Statement of Cash Flows...............................................                26

Consolidated Statement of Comprehensive Income.....................................                27

Consolidated Statement of Shareholders' Equity.....................................                28

Notes to Consolidated Financial Statements.........................................             29-46

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Marriott International, Inc.:

  We have audited the accompanying consolidated balance sheet of Marriott International, Inc. and subsidiaries as of December 29, 2000 and December 31, 1999, and the related consolidated statements of income, cash flows and comprehensive income for each of the three fiscal years in the period ended December 29, 2000 and the consolidated statement of shareholders' equity for each of the two fiscal years ended December 29, 2000 and the period from March 27, 1998 to January 1, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marriott International, Inc. and subsidiaries as of December 29, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Vienna, Virginia
January 30, 2001

                         MARRIOTT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENT OF INCOME
  Fiscal Years Ended December 29, 2000, December 31, 1999 and January 1, 1999
                   ($ in millions, except per share amounts)

                                                             2000             1999           1998
                                                         ------------    -------------   -------------
SALES..............................................      $     10,017    $       8,739   $       7,968

OPERATING COSTS AND EXPENSES.......................             9,095            7,909           7,232
                                                         ------------    -------------   -------------

OPERATING PROFIT BEFORE CORPORATE EXPENSES
 AND INTEREST......................................               922              830             736
Corporate expenses.................................              (120)            (164)           (110)
Interest expense...................................              (100)             (61)            (30)
Interest income....................................                55               32              36
                                                         ------------    -------------   -------------
INCOME BEFORE INCOME TAXES.........................               757              637             632
Provision for income taxes.........................               278              237             242
                                                         ------------    -------------   -------------
NET INCOME.........................................      $        479    $         400   $         390
                                                         ============    =============   =============

 Basic Earnings Per Share..........................      $       1.99    $        1.62   $        1.56
                                                         ============    =============   =============

 Diluted Earnings Per Share........................      $       1.89    $        1.51   $        1.46
                                                         ============    =============   =============

                See Notes To Consolidated Financial Statements

                         MARRIOTT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                    December 29, 2000 and December 31, 1999
                                ($ in millions)


                                                                      December 29,       December 31,
                                                                         2000               1999
                                                                    ---------------    ---------------
                            ASSETS
Current assets
 Cash and equivalents.........................................      $           334    $           489
 Accounts and notes receivable................................                  728                740
 Inventories, at lower of average cost or market..............                   97                 93
 Prepaid taxes................................................                  197                220
 Other........................................................                   59                 58
                                                                    ---------------    ---------------
                                                                              1,415              1,600
                                                                    ---------------    ---------------


Property and equipment........................................                3,241              2,845
Intangible assets.............................................                1,833              1,820
Investments in affiliates.....................................                  747                294
Notes and other receivables...................................                  661                473
Other.........................................................                  340                292
                                                                    ---------------    ---------------
                                                                    $         8,237    $         7,324
                                                                    ===============    ===============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable.............................................      $           660    $           628
 Accrued payroll and benefits.................................                  440                399
 Self-insurance...............................................                   27                 36
 Other payables and accruals..................................                  790                680
                                                                    ---------------    ---------------
                                                                              1,917              1,743
                                                                    ---------------    ---------------

Long-term debt................................................                2,016              1,676
Self-insurance................................................                  122                142
Other long-term liabilities...................................                  915                855
Shareholders' equity
 ESOP preferred stock.........................................                    -                  -
 Class A common stock, 255.6 million shares issued............                    3                  3
 Additional paid-in capital...................................                3,590              2,738
 Retained earnings............................................                  851                508
 Unearned ESOP shares.........................................                 (679)                 -
 Treasury stock, at cost......................................                 (454)              (305)
 Accumulated other comprehensive income.......................                  (44)               (36)
                                                                    ---------------    ---------------
                                                                              3,267              2,908
                                                                    ---------------    ---------------
                                                                    $         8,237    $         7,324
                                                                    ===============    ===============

                 See Notes To Consolidated Financial Statements

                         MARRIOTT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
  Fiscal Years Ended December 29, 2000, December 31, 1999 and January 1, 1999
                                ($ in millions)

                                                                   2000              1999             1998
                                                              --------------    --------------    --------------
OPERATING ACTIVITIES
 Net income..............................................     $          479    $          400    $          390
 Adjustments to reconcile to cash provided by operations:
  Depreciation and amortization..........................                195               162               140
  Income taxes...........................................                133                87                76
  Timeshare activity, net................................               (195)             (102)               28
  Other..................................................                 48                19               (22)
 Working capital changes:
  Accounts receivable....................................                (53)             (126)             (104)
  Inventories............................................                 (4)              (17)               15
  Other current assets...................................                 28               (38)              (16)
  Accounts payable and accruals..........................                219               326                98
                                                              --------------    --------------    --------------
 Cash provided by operations.............................                850               711               605
                                                              --------------    --------------    --------------

INVESTING ACTIVITIES
 Capital expenditures....................................             (1,095)             (929)             (937)
 Acquisitions............................................                  -               (61)              (48)
 Dispositions............................................                742               436               332
 Loan advances...........................................               (389)             (144)              (48)
 Loan collections and sales..............................                 93                54               169
 Other...................................................               (377)             (143)             (192)
                                                              --------------    --------------    --------------
 Cash used in investing activities.......................             (1,026)             (787)             (724)
                                                              --------------    --------------    --------------

FINANCING ACTIVITIES
 Commercial paper, net...................................                 46               355               426
 Issuance of long-term debt..............................                338               366               868
 Repayment of long-term debt.............................                (26)              (63)             (473)
 Redemption of convertible subordinated debt.............                  -              (120)                -
 Issuance of Class A common stock........................                 58                43                15
 Dividends paid..........................................                (55)              (52)              (37)
 Purchase of treasury stock..............................               (340)             (354)             (398)
 Advances to Old Marriott................................                  -                 -              (100)
                                                              --------------    --------------    --------------
 Cash provided by financing activities...................                 21               175               301
                                                              --------------    --------------    --------------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS..............               (155)               99               182
CASH AND EQUIVALENTS, beginning of year..................                489               390               208
                                                              --------------    --------------    --------------
CASH AND EQUIVALENTS, end of year........................     $          334    $          489    $          390
                                                              ==============    ==============    ==============

                See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
  Fiscal Years Ended December 29, 2000, December 31, 1999 and January 1, 1999
                                ($ in millions)

                                                                      2000               1999              1998
                                                                  ------------       ------------       -----------
Net income...................................................     $        479       $        400       $       390

Other comprehensive (loss) income:

 Foreign currency translation adjustments....................              (10)               (18)               (3)
 Other.......................................................                2                 (2)                6
                                                                  ------------       ------------       -----------
Total other comprehensive (loss) income......................               (8)               (20)                3
                                                                  ------------       ------------       -----------
Comprehensive income.........................................     $        471       $        380       $       393
                                                                  ============       ============       ===========

                See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                Period From March 27, 1998 to December 29, 2000
                    (in millions, except per share amounts)

                                                                                                                      Acumulated
  Common                                       Class A      Additional                                                   other
  shares                                       common        paid-in       Retained     Unearned        Treasury     comprehensive
outstanding                                     stock        capital       earnings    ESOP shares   stock, at cost     income
----------------------------------------------------------------------------------------------------------------------------------
  255.6  Spinoff on March 27, 1998.........   $      3   $      2,711    $         -   $          -    $        -      $    (23)

      -  Net income, after the Spinoff.....          -              -            301              -             -             -

      -  Dividends ($.195 per share).......          -              -            (49)             -             -             -

    1.5  Employee stock plan issuance and
           other, after the Spinoff..........        -              2            (34)             -            50             7

  (13.7) Purchase of treasury stock........          -              -              -              -          (398)            -
----------------------------------------------------------------------------------------------------------------------------------
  243.4  Balance, January 1, 1999..........          3          2,713            218              -          (348)          (16)

      -  Net income........................          -              -            400              -             -             -

      -  Dividends ($.215 per share).......          -              -            (53)             -             -             -

    5.5  Employee stock plan issuance                                                             -
           and other.........................        -             29            (87)                         172           (20)

    2.1  ExecuStay acquisition.............          -              -             (4)             -            67             -

  (10.8) Purchase of treasury stock........          -              -              -              -          (358)            -

    6.1  Conversion of convertible                                                                -
           subordinated debt.................        -             (4)            34                          162             -
----------------------------------------------------------------------------------------------------------------------------------
  246.3  Balance at December 31, 1999......          3          2,738            508              -          (305)          (36)

      -  Net income........................          -              -            479              -             -             -

      -  Dividends ($.235 per share).......          -              -            (56)             -             -             -

    5.5  Employee stock plan issuance
           and other.........................        -            852            (80)          (679)          186            (8)

  (10.8) Purchase of treasury stock........          -              -              -              -          (335)            -
----------------------------------------------------------------------------------------------------------------------------------
  241.0  Balance at December 29, 2000......   $      3   $      3,590    $       851    $      (679)   $     (454)   $      (44)
==================================================================================================================================

                See Notes To Consolidated Financial Statements

                         MARRIOTT INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements present the results of operations, financial position and cash flows of Marriott International, Inc. (together with its subsidiaries, we, us or the Company), formerly New Marriott MI, Inc., as if we were a separate entity for all periods presented. During periods prior to March 27, 1998, we were a wholly owned subsidiary of the former Marriott International, Inc. (Old Marriott).

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

     All material intercompany transactions and balances between entities included in these consolidated financial statements have been eliminated. Sales by us to SMS of $350 million in 2000, $435 million in 1999 and $434 million in 1998, have not been eliminated. Changes in Investments and Net Advances from Old Marriott represent our net income, the net cash transferred between Old Marriott and us, and certain non-cash items.

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

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Accordingly, ultimate results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the 2000 presentation.

Fiscal Year

     Our fiscal year ends on the Friday nearest to December 31. All fiscal years presented include 52 weeks.

Revenue Recognition

     Our sales include fees and reimbursed costs for properties managed by us, together with sales by lodging properties and senior living communities owned or leased by us, and sales made by our other businesses. Fees comprise management fees, incentive fees and franchise fees received from third party owners of lodging properties and senior living communities. We recognize base fees and reimbursed costs as revenue when earned in accordance with the contract. In accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," base fees and incentive management fees are accrued as earned based on the profitability of the hotel, subject to the specific terms of each individual contract.

Profit Sharing Plan

     We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are determined annually by the Board of Directors. We recognized compensation cost from profit sharing of $55 million in 2000, $46 million in 1999 and $45 million in 1998.

Self-Insurance Programs

     We are self-insured for certain levels of general liability, workers' compensation, employment practices and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the present value of projected settlements for known and anticipated claims.

Frequent Guest Program

     We accrue for the cost of redeeming points awarded to members of our frequent guest program based on the discounted expected costs of redemption. The liability for this program was $554 million at December 29, 2000, and $433 million at December 31, 1999, of which $310 million and $289 million, respectively, are included in other long-term liabilities in the accompanying consolidated balance sheet.

Cash and Equivalents

     We consider all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

New Accounting Standards

     We will adopt Financial Accounting Standard (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will not have a material effect on our consolidated financial statements, in the first quarter of 2001.

     In the fourth quarter of 2000, we adopted SAB No. 101. The implementation of SAB No. 101 did not have a material impact on annual or quarterly earnings.

     In the fourth quarter of 2000, we adopted FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The implementation of FAS No. 140 resulted in increased footnote disclosures, but did not have an effect on our consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." We adopted SOP 98-5 in the first quarter of 1999 by expensing pre-opening costs for Company-owned lodging and senior living communities as incurred. The adoption of SOP 98-5 resulted in a pretax expense of $22 million in 1999.

RELATIONSHIPS WITH MAJOR CUSTOMERS

     In December 1998, Host Marriott Corporation (Host Marriott) reorganized its business operations to qualify as a real estate investment trust (REIT). In conjunction with its conversion to a REIT, Host Marriott spun off, in a taxable transaction, a new company called Crestline Capital Corporation (Crestline). As part of the Crestline spinoff, Host Marriott transferred to Crestline all of the senior living communities previously owned by Host Marriott, and Host Marriott entered into lease or sublease agreements with subsidiaries of Crestline for substantially all of Host Marriott's lodging properties. Our lodging and senior living community management and franchise agreements with Host Marriott were also assigned to these Crestline subsidiaries. The lodging agreements now provide for us to manage the Marriott hotels, Ritz-Carlton hotels, Courtyard hotels and Residence Inn hotels leased by the lessee. Our consent is required for the lessee to take certain major actions relating to leased properties that we manage. Effective as of January 1, 2001, a Host Marriott taxable subsidiary acquired the lessee entities for the full-service hotels in the United States and took an assignment of the lessee entities' interests in the leases for the hotels in Canada.

     We recognized sales of $2,746 million, $2,553 million and $2,144 million and operating profit before corporate expenses and interest of $235 million, $221 million and $197 million during 2000, 1999 and 1998, respectively, from lodging properties owned or leased by Host Marriott. Additionally, Host Marriott is a general partner in several unconsolidated partnerships that own lodging properties operated by us under long-term agreements. We recognized sales of $622 million, $562 million and $712 million and operating profit before corporate expenses and interest of $72 million, $64 million and $83 million in 2000, 1999 and 1998, respectively, from the lodging properties owned by these unconsolidated partnerships. We also leased land to certain of these partnerships and recognized land rent income of $26 million in 2000 and $24 million in both 1999 and 1998.

     In December 2000, we acquired, through an unconsolidated joint venture (the Courtyard Joint Venture) with an affiliate of Host Marriott, 120 Courtyard by Marriott hotels. Prior to the formation of the Courtyard Joint Venture, Host Marriott was a general partner in the unconsolidated partnerships that owned the 120 Courtyard by Marriott hotels. Included above in amounts recognized from lodging properties owned by unconsolidated partnerships are sales of $345 million, $334 million and $295 million, operating profit before corporate expenses and interest of $53 million, $50 million and $53 million and land rent income of $19 million in 2000 and $18 million in both 1999 and 1998, related to the 120 Courtyard by Marriott hotels.

     We have provided Host Marriott with financing for a portion of the cost of acquiring properties to be operated or franchised by us, and may continue to provide financing to Host Marriott in the future. The outstanding principal balance of these loans was $9 million and $11 million at December 29, 2000, and at December 31, 1999, respectively, and we recognized $1 million, $1 million and $5 million in 2000, 1999 and 1998, respectively, in interest and fee income under these credit agreements with Host Marriott.

     We have guaranteed the performance of Host Marriott and certain of its affiliates to lenders and other third parties. These guarantees were limited to $12 million at December 29, 2000. No payments have been made by us pursuant to these guarantees. We continue to have the right to purchase up to 20 percent of Host Marriott's outstanding common stock upon the occurrence of certain events generally involving a change of control of Host Marriott. This right expires 2017, and Host Marriott has granted an exception to the ownership limitations in its charter to permit full exercise of this right, subject to certain conditions related to ownership limitations applicable to REITs generally. We lease land to Host Marriott that had an aggregate book value of $264 million at December 29, 2000. Most of this land has been pledged to secure debt of the lessees. We have agreed to defer receipt of rentals on this land, if necessary, to permit the lessees to meet their debt service requirements.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     We are party to agreements which provide for us to manage the senior living communities owned by Crestline. We recognized sales of $185 million, $177 million and $173 million and operating profit before corporate expenses and interest of $3 million, $3 million and $5 million under these agreements during 2000, 1999 and 1998, respectively.

     We are party to management agreements with entities owned by or affiliated with another hotel owner which provide for us to manage hotel properties owned or leased by those entities. We recognized sales of $557 million, $531 million and $560 million during 2000, 1999, and 1998, respectively, from these properties.

PROPERTY AND EQUIPMENT

                                                                                   2000              1999
                                                                              ------------        -----------
                                                                                       ($ in millions)
Land................................................................          $        597        $       658
Buildings and leasehold improvements................................                 1,240              1,075
Furniture and equipment.............................................                   647                523
Timeshare properties................................................                   914                587
Construction in progress............................................                   349                429
                                                                              ------------        -----------
                                                                                     3,747              3,272
Accumulated depreciation and amortization...........................                  (506)              (427)
                                                                              ------------        -----------
                                                                              $      3,241        $     2,845
                                                                              ============        ===========

     We record property and equipment at cost, including interest, rent and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $52 million in 2000, $33 million in 1999 and $21 million in 1998. We capitalize replacements and improvements that extend the useful life of property and equipment. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years). We amortize leasehold improvements over the shorter of the asset life or lease term.

ACQUISITIONS AND DISPOSITIONS

ExecuStay

     On February 17, 1999, we completed a cash tender offer for approximately 44 percent of the outstanding common stock of ExecuStay Corporation (ExecuStay), a leading provider of leased corporate apartments in the United States. On February 24, 1999, substantially all of the remaining common stock of ExecuStay was converted into nonvoting preferred stock of ExecuStay, which we acquired, on March 26, 1999, for approximately 2.1 million shares of our Class A Common Stock. Our aggregate purchase price totaled $116 million. We consolidated the operating results of ExecuStay from February 24, 1999, and have accounted for the acquisition using the purchase method of accounting. We are amortizing the resulting goodwill on a straight-line basis over 30 years.

The Ritz-Carlton Hotel Company, L.L.C.

     In 1995, we acquired a 49 percent beneficial ownership interest in The Ritz-Carlton Hotel Company, L.L.C., which owns the management agreements on the Ritz-Carlton hotels and resorts, the licenses for the Ritz-Carlton trademarks and trade name, as well as miscellaneous assets. The investment was acquired for a total consideration of approximately $200 million. On March 19, 1998, we increased our ownership interest in The Ritz-Carlton Hotel Company, L.L.C. to approximately 99 percent for additional consideration of approximately $90 million. We expect to acquire the remaining one percent within the next several years. We accounted for the acquisition using the purchase method of accounting. We allocated the purchase cost to the assets acquired and the liabilities assumed based on estimated fair values. We amortize the resulting goodwill on a straight-line basis over 40 years. We amortize the amounts allocated to management agreements on a straight-line basis over the estimated lives of the agreements. Prior to March 19, 1998, we accounted for our investment in The Ritz-Carlton Hotel Company, L.L.C. using the equity method of accounting.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Dispositions

     In the fourth quarter of 2000 we sold land, at book value, for $46 million to a joint venture in which we hold a minority interest. The joint venture plans to build a resort hotel, which will be partially funded with up to $92 million of mezzanine financing to be provided by us. We have also provided the joint venture with a $45 million senior debt service guarantee.

     In 2000, we sold and leased back, under long-term, limited-recourse leases, three lodging properties and one senior living community for an aggregate purchase price of $118 million. We agreed to pay a security deposit of $3 million for the lodging properties, which will be refunded at the end of the leases. The sales price exceeded the net book value by $4 million, which is being recognized as a reduction of rent expense over the 15-year initial lease terms.

     In 2000, we agreed to sell 23 lodging properties for $519 million in cash. We will continue to operate the hotels under long-term management agreements. As of December 29, 2000, sales of 17 of those properties had been completed for $461 million, resulting in pretax gains of $27 million. We recognized $9 million of the net gains in 2000, and will recognize the remainder in subsequent years provided certain contingencies in the sales contracts expire. Unaffiliated third-party tenants will lease 13 of the properties from the buyers. In 2000, one of these tenants replaced us as the tenant on nine other properties sold and leased back by us in 1997 and 1998. We now manage these nine previously leased properties under long-term management agreements, and gains on the sale of these properties of $15 million were recognized as our leases were cancelled throughout 2000. In connection with the sale of four of the properties, we provided $39 million of mezzanine funding and agreed to provide the buyer with up to $161 million of additional loans to finance future acquisitions of Marriott-branded hotels. We also acquired a minority interest in the joint venture that purchased the four hotels.

     On April 28, 2000, we sold 14 senior living communities for cash proceeds of $194 million. We simultaneously entered into long-term management agreements for the communities with a third-party tenant, which leases the communities from the buyer. In connection with the sale we provided a credit facility to the buyer to be used, if necessary, to meet its debt service requirements. The buyer's obligation to repay us under the facility is guaranteed by an unaffiliated third party. We also extended a limited credit facility to the tenant to cover operating shortfalls, if any.

     In 1999, we sold an 89 percent interest in one hotel, and concurrently signed a long-term lease on the property. We are accounting for this transaction under the financing method, and the sales proceeds of $58 million are reflected as long-term debt in the accompanying consolidated balance sheet.

     In 1999, we agreed to sell and leaseback, under long-term, limited-recourse leases, four hotels for approximately $59 million in cash. At the same time, we agreed to pay security deposits of $2 million, which will be refunded at the end of the leases. As of December 29, 2000, all of the properties had been sold, resulting in a sales price that exceeded the net book value by $4 million, which we will recognize as a reduction of rent expense over the 15-year initial lease terms. We can renew the leases on all four hotels at our option.

     During 1999, we sold four hotels and three senior living communities for $55 million and $52 million, respectively, resulting in pretax gains of $10 million. We recognized $2 million of the gain in both 2000 and 1999, and the balance will be recognized provided certain contingencies in the sales contracts expire. We operate these hotels under long-term management agreements.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     On December 29, 1998, we agreed to sell and leaseback, under long-term, limited-recourse leases, 17 hotels for approximately $202 million in cash. At the same time, we agreed to pay security deposits of $21 million, which will be refunded at the end of the leases. As of December 31, 1999, all of the properties had been sold, resulting in a sales price that exceeded the net book value by $19 million, which is being recognized as a reduction of rent expense over the 15-year initial lease terms.

     During 1998, we agreed to sell, subject to long-term management agreements, eight lodging properties and 11 senior living communities for consideration of $183 million and $178 million, respectively. As of December 31, 1999, sales of all of these properties had been completed, resulting in pretax gains of $69 million. We recognized $8 million, $21 million and $12 million of these gains in 2000, 1999 and 1998, respectively. The balance will be recognized provided certain contingencies in the sales contracts expire.

ASSET SECURITIZATIONS

     We periodically sell, with limited recourse, through qualified special purpose entities ("SPEs"), notes receivable originated by Marriott Vacation Club International in connection with the sale of timeshare intervals. We continue to service the notes and transfer all proceeds collected to the SPEs. We retain servicing assets and beneficial interests in the securitizations in the form of interest-only strips. The beneficial interests are limited to the present value of cash available after paying financing expenses, program fees, and absorbing credit losses. Gains from the sales of notes receivable totaled $22 million in 2000, $29 million in 1999, and $26 million in 1998.

     At the date of securitization and at the end of each reporting period, we estimate the fair value of the interest-only strips and servicing assets using a discounted cash flow model. These transactions utilize interest rate swaps to protect the net interest margin associated with the beneficial interest, and the interest-only strips are treated as "Available for Sale" securities under the provisions of FAS No. 115, with changes in fair values reported through other comprehensive income in the accompanying consolidated balance sheet. The key assumptions used in measuring the fair value of the interest-only strips at the time of securitization and at the end of each reporting period during the year ended December 29, 2000, were as follows: average discount rate of 7.82 percent; average expected annual prepayments, including defaults, of 12.72 percent; and expected weighted average life of prepayable notes receivable of 86 months. Our key assumptions are based on experience. To date, actual results have not materially affected the carrying value of the beneficial interests.

     Cash flows between us and third-party purchasers during the year ended December 29, 2000, were as follows: net proceeds to us from new securitizations of $144 million, repurchases by us of delinquent loans (over 150 days overdue) of $12 million, servicing fees received by us of $2 million and cash flows received on retained interests of $18 million.

     On December 12, 2000, we repurchased notes receivable with a principal balance of $359 million and immediately sold those notes, along with $19 million of additional notes, in a $378 million securitization to an investor group. Net proceeds from these transactions of $9 million are included in the net proceeds from securitizations of $144 million disclosed above. We realized a gain of $3 million, primarily associated with the $19 million of additional notes sold, which is included in the $22 million gain on the sales of notes receivable for fiscal year 2000 disclosed above.

     At December 29, 2000, $439 million of principal remains outstanding in all securitizations in which we have a retained interest-only strip. Delinquencies of more than 90 days at December 29, 2000, amounted to $1 million. Loans repurchased by the Company, net of obligors subsequently curing delinquencies, during the year ended December 29, 2000, amounted to $7 million. We have been able to resell timeshare units underlying repurchased loans without incurring material losses.

     We have completed a stress test on the net present value of the interest-only strips and the servicing assets with the objective of measuring the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. The net present value of the interest-only strips and servicing assets was $72 million at December 29, 2000, before any stress test changes were applied. An increase of 100 basis points in the prepayment rate would decrease the year-end valuation by

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

$2 million, or two percent, and an increase of 200 basis points in the prepayment rate would decrease the year-end valuation by $3 million, or four percent. An increase of 100 basis points in the discount rate would decrease the year-end valuation by $1 million, or two percent, and an increase of 200 basis points in the discount rate would decrease the year-end valuation by $3 million, or four percent. A decline of two months in the weighted average remaining term would decrease the year-end valuation by $1 million, or two percent, and a decline of four months in the weighted average remaining term would decrease the year-end valuation by $2 million, or four percent.

INTANGIBLE ASSETS


                                                                                  2000               1999
                                                                              -----------        ----------
                                                                                      ($ in millions)
Management, franchise and license agreements.............................     $       861        $      771
Goodwill.................................................................           1,245             1,246
Other....................................................................               7                23
                                                                              -----------        ----------
                                                                                    2,113             2,040
Accumulated amortization.................................................            (280)             (220)
                                                                              -----------        ----------
                                                                              $     1,833        $    1,820
                                                                              ===========        ==========

     We amortize intangible assets on a straight-line basis over periods of three to 40 years. Intangible amortization expense totaled $64 million in 2000, $62 million in 1999 and $54 million in 1998.

     In 1996, MDS became the exclusive provider of distribution services to Boston Chicken, Inc. (BCI). On October 5, 1998, BCI and its Boston Market-controlled subsidiaries filed voluntary bankruptcy petitions for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court in Phoenix (the Court). In December 1999, McDonald's Corporation (McDonald's) announced that it had reached a definitive agreement to purchase the majority of the assets of BCI subject to confirmation of the pending BCI plan of reorganization, including Court approval. In March 2000, MDS entered into an agreement with McDonald's providing for continuation of distribution services to Boston Market restaurants. Because the existing distribution contract was terminated upon confirmation of the pending reorganization, MDS wrote off the unamortized balance of the existing investment, resulting in a $15 million pretax charge in the first quarter of 2000. In June 2000, McDonald's completed its acquisition of Boston Market. MDS is now providing distribution services under the new contract with McDonald's.

SHAREHOLDERS' EQUITY

     Eight hundred million shares of our Class A Common Stock with a par value of $.01 per share are authorized. Ten million shares of preferred stock, without par value, are authorized, with none issued.

     On March 27, 1998, our Board of Directors adopted a shareholder rights plan under which one preferred stock purchase right was distributed for each share of our Class A Common Stock. Each right entitles the holder to buy 1/1000th of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $175. The rights will be exercisable 10 days after a person or group acquires beneficial ownership of 20 percent or more of our Class A Common Stock, or begins a tender or exchange for 30 percent or more of our Class A Common Stock. Shares owned by a person or group on March 27, 1998, and held continuously thereafter are exempt for purposes of determining beneficial ownership under the rights plan. The rights are nonvoting and will expire on the tenth anniversary of the adoption of the shareholder rights plan, unless exercised or previously redeemed by us for $.01 each. If we are involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right.

     As of December 29, 2000, we had been authorized by our Board of Directors to repurchase an additional 19.6 million shares of our Class A Common Stock.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued

     During the second quarter of 2000 we established an employee stock ownership plan (the ESOP) solely to fund employer contributions to the profit sharing plan. The ESOP acquired 100,000 shares of special-purpose Company convertible preferred stock (ESOP Preferred Stock) for $1 billion. The ESOP Preferred Stock has a stated value and liquidation preference of $10,000 per share, pays a quarterly dividend of one percent of the stated value, and is convertible into our Class A Common Stock at any time based on the amount of our contributions to the ESOP and the market price of the common stock on the conversion date, subject to certain caps and a floor price. We hold a note from the ESOP, which is eliminated upon consolidation, for the purchase price of the ESOP Preferred Stock. The shares of ESOP Preferred Stock are pledged as collateral for the repayment of the ESOP's note, and those shares are released from the pledge as principal on the note is repaid. Shares of ESOP Preferred Stock released from the pledge may be redeemed for cash based on the value of the common stock into which those shares may be converted. Principal and interest payments on the ESOP's debt are expected to be forgiven periodically to fund contributions to the ESOP and release shares of ESOP Preferred Stock. Unearned ESOP shares are reflected within shareholders' equity and are amortized as shares of ESOP Preferred Stock are released and cash is allocated to employees' accounts.

INCOME TAXES

     Total deferred tax assets and liabilities as of December 29, 2000, and December 31, 1999, were as follows:

                                                                                  2000                 1999
                                                                              ------------         -----------
                                                                                        ($ in millions)
Deferred tax assets......................................................     $        471         $       424
Deferred tax liabilities.................................................             (399)               (340)
                                                                              ------------         -----------
Net deferred taxes.......................................................     $         72         $        84
                                                                              ============         ===========


     The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of December 29, 2000, and December 31, 1999, were as follows:

                                                                                  2000                 1999
                                                                              ------------         -----------
                                                                                        ($ in millions)
Self-insurance...........................................................     $         65         $        74
Employee benefits........................................................              169                 151
Deferred income..........................................................               45                  51
Other reserves...........................................................               13                  32
Frequent guest program...................................................               65                  44
Timeshare operations.....................................................              (21)                (10)
Property, equipment and intangible assets................................             (213)               (231)
Other, net...............................................................              (51)                (27)
                                                                              ------------         -----------
Net deferred taxes.......................................................     $         72         $        84
                                                                              ============         ===========

     At December 29, 2000, we had approximately $26 million of tax credits that expire through 2020.

     We have made no provision for U.S. income taxes, or additional foreign taxes, on the cumulative unremitted earnings of non-U.S. subsidiaries ($186 million as of December 29, 2000) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate, or if we sell our interests in the affiliates. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued

     The provision for income taxes consists of:

                                                                   2000             1999             1998
                                                               -----------      ------------     ------------
                                                                               ($ in millions)
Current  -  Federal.......................................     $       216      $        117     $        164
         -  State.........................................              28                26               35
         -  Foreign.......................................              26                24               18
                                                               -----------      ------------     ------------
                                                                       270               167              217
                                                               -----------      ------------     ------------
Deferred  -  Federal......................................              (2)               58               25
          -  State........................................              10                12                1
          -  Foreign......................................               -                 -               (1)
                                                               -----------      ------------     ------------
                                                                         8                70               25
                                                               -----------      ------------     ------------
                                                               $       278      $        237     $        242
                                                               ===========      ============     ============

     The current tax provision does not reflect the benefits attributable to us relating to our ESOP of $109 million in 2000 or the exercise of employee stock options of $42 million in 2000, $44 million in 1999 and $39 million in 1998. The taxes applicable to other comprehensive income are not material.

     A reconciliation of the U.S. statutory tax rate to our effective income tax rate follows:

                                                                 2000            1999            1998
                                                               ----------     -----------     ----------
U.S. statutory tax rate...................................           35.0%           35.0%          35.0%
State income taxes, net of U.S. tax benefit...............            3.6             3.9            4.1
Foreign income............................................           (1.4)           (0.3)           0.7
Corporate-owned life insurance............................              -               -           (0.3)
Tax credits...............................................           (3.1)           (5.4)          (4.2)
Goodwill amortization.....................................            1.6             1.8            1.6
Other, net................................................            1.1             2.3            1.4
                                                               ----------     -----------     ----------
Effective rate............................................           36.8%           37.3%          38.3%
                                                               ==========     ===========     ==========

     Cash paid for income taxes, net of refunds, was $145 million in 2000, $150 million in 1999 and $164 million in 1998.

     As part of the Spinoff, we entered into a tax sharing agreement with SMS, which reflects each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state or other taxes relating to the business of Old Marriott and the Company prior to the Spinoff.

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

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued

LEASES

     Our future obligations under operating leases at December 29, 2000, are summarized below:


          Fiscal Year                                            ($ in millions)
          -----------                                            ---------------

          2001..................................................     $    176
          2002..................................................          174
          2003..................................................          168
          2004..................................................          165
          2005..................................................          163
          Thereafter............................................        1,914
                                                                     --------
          Total minimum lease payments..........................     $  2,760
                                                                     ========

     Most leases have initial terms of up to 20 years, and contain one or more renewal options, generally for five- or 10-year periods. The leases provide for minimum rentals, and additional rentals based on the operations of the leased property. The total minimum lease payments above include $1,399 million representing obligations of consolidated subsidiaries that are non-recourse to Marriott International, Inc.

     Rent expense consists of:

                                                                        2000            1999             1998
                                                                      --------        ---------        ---------
                                                                                   ($ in millions)
       Minimum rentals.............................................   $    149        $     158        $     138
       Additional rentals..........................................         97              102              101
                                                                      --------        ---------        ---------
                                                                      $    246        $     260        $     239
                                                                      ========        =========        =========

LONG-TERM DEBT

     Our long-term debt at December 29, 2000, and December 31, 1999, consisted of the following:

                                                                                   2000                    1999
                                                                            ------------------      ------------------
                                                                                          ($ in millions)
 Senior notes, average interest rate of 6.9% at December 29, 2000,
  maturing through 2009................................................       $          1,001        $            701
 Commercial paper, interest rate of 7.3% at December 29, 2000..........                    827                     781
 Endowment deposits (non-interest bearing).............................                    108                     111
 Other.................................................................                    122                     101
                                                                            ------------------      ------------------
                                                                                         2,058                   1,694
Less current portion...................................................                    (42)                    (18)
                                                                              $          2,016        $          1,676
                                                                            ==================      ==================

     The debt is unsecured with the exception of $15 million, which is secured by real estate.

     In April 1999, January 2000 and January 2001, we filed "universal shelf" registration statements with the Securities and Exchange Commission in the amount of $500 million, $300 million and $300 million, respectively. As of January 30, 2001, we had offered and sold to the public $600 million of debt securities under these registration statements, leaving a balance of $500 million available for future offerings.

                       MARRIOTT INTERNATIONAL, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     In January 2001, we issued, through a private placement, $300 million of seven percent Series E Notes due 2008, and received net proceeds of $297 million. We have agreed to promptly make and complete a registered exchange offer for these notes and, if required, to implement a resale shelf registration statement. If we fail to do so on a timely basis, we will pay additional interest to the holders of these notes.

     In March 2000, we sold $300 million principal amount of 8-1/8 percent Series D Notes, which mature in 2005, in a public offering made under our shelf registration statements. We received net proceeds of approximately $298 million from the offering, after paying underwriting discounts, commissions and offering expenses.

     In September 1999, we sold $300 million principal amount of 7-7/8 percent Series C Notes, which mature in 2009, in a public offering made under our shelf registration statement. We received net proceeds of approximately $296 million from this offering, after paying underwriting discounts, commissions and offering expenses.

     In November 1998, we sold, through a private placement, $400 million of unsecured senior notes (Series A and B Notes). Proceeds net of discounts totaled $396 million. On April 23, 1999, we commenced a registered exchange offer to exchange the privately placed Series A and B Notes for publicly registered new notes on substantially identical terms. All of the privately placed Series A and B Notes were tendered for exchange, and new notes were issued to the holders on May 31, 1999.

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

     We are in compliance with covenants in our loan agreements, which require the maintenance of certain financial ratios and minimum shareholders' equity, and also include, among other things, limitations on additional indebtedness and the pledging of assets.

     The 2000 statement of cash flows excludes $79 million of financing and joint venture investments made by us in connection with asset sales. The 1999 statement of cash flows excludes $215 million of convertible subordinated debt that was converted to equity in November 1999, $54 million of debt that we assumed during 1999, and $15 million of notes receivable we received in a 1999 asset sale that we subsequently sold for cash. The 1998 statement of cash flows excludes $31 million of notes receivable forgiven as part consideration for the 1998 acquisition of The Ritz-Carlton Hotel Company, L.L.C., and $12 million of long-term debt assumed in 1998.

     Aggregate debt maturities are: 2001 - $42 million; 2002 - $14 million; 2003 - $834 million; 2004 - $220 million; 2005 - $515 million; and $433 million thereafter.

     Cash paid for interest was $125 million in 2000, $63 million in 1999 and $23 million in 1998.

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

                         MARRIOTT INTERNATIONAL, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The LYONs were redeemable by us at any time on or after March 25, 1999, for cash equal to the issue price plus accrued original issue discount. On October 7, 1999, we delivered a mandatory redemption notice to the holders of the LYONs indicating our plan to redeem them on November 8, 1999, for $619.65 in cash per LYON. Holders of 347,000 LYONs elected to convert each LYON into 17.52 shares of our Class A Common Stock and 2.19 shares of SMS common stock prior to the close of business on November 8, 1999. The aggregate redemption payment for the remaining 193,000 LYONs totaled $120 million. Pursuant to the LYONs Allocation Agreement entered into with SMS as part of the Spinoff, SMS funded nine percent of the aggregate LYONs redemption payment. We funded the redemption payment with proceeds from commercial paper borrowings. Unamortized deferred financing costs of $2 million relating to the LYONs that were redeemed were recognized as interest expense in 1999.

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

                                                                 2000             1999          1998
                                                             -----------     -----------     ----------
Computation of Basic Earnings Per Share

Net income..............................................     $       479     $       400     $       390
Weighted average shares outstanding.....................           241.0           247.5           249.8
                                                             -----------     -----------     -----------
Basic Earnings Per Share................................     $      1.99     $      1.62     $      1.56
                                                             ===========     ===========     ===========

Computation of Diluted Earnings Per Share

Net income..............................................     $       479     $       400     $       390
After-tax interest expense on convertible
 subordinated debt......................................               -               7               8
                                                             -----------     -----------     -----------
Net income for diluted earnings per share...............     $       479     $       407     $       398
                                                             -----------     -----------     -----------

Weighted average shares outstanding.....................           241.0           247.5           249.8

Effect of Dilutive Securities
 Employee stock purchase plan...........................             0.1             0.2               -
 Employee stock option plan.............................             7.5             8.7             8.1
 Deferred stock incentive plan..........................             5.4             5.4             5.7
Convertible subordinated debt...........................               -             8.0             9.5
                                                             -----------     -----------     -----------
Shares for diluted earnings per share...................           254.0           269.8           273.1
                                                             -----------     -----------     -----------
Diluted Earnings Per Share..............................     $      1.89     $      1.51     $      1.46
                                                             ===========     ===========     ===========

     We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. For periods prior to November 8, 1999, when all of our convertible subordinated debt was redeemed or converted, we used the if-converted method for purposes of calculating diluted earnings per share.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

INVESTMENTS AND NET ADVANCES FROM OLD MARRIOTT

 The following is an analysis of Old Marriott's investment in the Company:

                                                                  1998
                                                            ---------------
                                                            ($ in millions)
Balance at beginning of year............................      $     2,586
Net income..............................................               89
Advances to Old Marriott................................             (100)
Employee stock plan issuance and other..................              116
Spinoff on March 27, 1998...............................           (2,691)
                                                              -----------
Balance at end of year..................................      $         -
                                                              ===========

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

     Deferred shares granted to officers and key employees under the Comprehensive Plan generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer receipt of shares until termination or retirement. We accrue compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. We granted 0.9 million deferred shares during 2000. Compensation cost recognized during 2000, 1999 and 1998 was $18 million, $15 million and $12 million, respectively.

     Restricted shares under the Comprehensive Plan are issued to officers and key employees and distributed over a number of years in annual installments, subject to certain prescribed conditions including continued employment. We recognize compensation expense for the restricted shares over the restriction period equal to the fair market value of the shares on the date of issuance. We awarded 0.1 million restricted shares under this plan during 2000. We recognized compensation cost of $4 million, $4 million and $3 million in 2000, 1999 and 1998, respectively.

     Under the Stock Purchase Plan, eligible employees may purchase our Class A Common Stock through payroll deductions at the lower of the market value at the beginning or end of each plan year.

     Employee stock options may be granted to officers and key employees at exercise prices equal to the market price of our Class A Common Stock on the date of grant. Nonqualified options expire 10 years after the date of grant, except those issued from 1990 through 2000, which expire 15 years after the date of the grant. Most options under the Stock Option Program are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. In February 1997, 2.1 million Supplemental Executive Stock Option awards were awarded to certain of our officers. The options vest after eight years but could vest earlier if our stock price meets certain performance criteria. These options have an exercise price of $25 and
0.2 million of them were forfeited during 1998. None of them were exercised during 2000, 1999 or 1998 and 1.9 million remained outstanding at December 29, 2000. The annual grant of options under the Comprehensive Plan, which occurred in November 1999 and previous years, was moved to February, commencing in 2001.

     For the purposes of the following disclosures required by FAS No. 123, "Accounting for Stock-Based Compensation," the fair value of each option granted during 2000, 1999 and 1998 was $15, $14 and $11, respectively. We estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                            2000         1999        1998
                                                         ----------   ----------  ----------
Annual dividends.......................................  $     .24    $     .22   $     .20
Expected volatility....................................         30%          29%         28%
Risk-free interest rate................................        5.8%         6.7%        5.8%
Expected life (in years)...............................          7            7           7

     Pro forma compensation cost for the Stock Option Program, the Supplemental Executive Stock Option awards and employee purchases pursuant to the Stock Purchase Plan subsequent to December 30, 1994, recognized in accordance with FAS No. 123, would reduce our net income as follows (in millions, except per share amounts):

                                                             2000            1999            1998
                                                        -------------    ------------    ------------
Net income as reported................................  $         479    $        400    $        390
Pro forma net income..................................  $         435    $        364    $        366

Diluted earnings per share as reported................  $        1.89    $       1.51    $       1.46
Pro forma diluted earnings per share..................  $        1.71    $       1.38    $       1.38

     A summary of our Stock Option Program activity during 2000, 1999 and 1998 is presented below:

                                                             Number of            Weighted
                                                              options         average exercise
                                                           (in millions)            price
                                                           -------------     -----------------
Outstanding at March 27, 1998                                         -        $          -
  New awards at the Spinoff............................            27.3                  16
  Granted during the year..............................             6.4                  28
  Exercised during the year............................            (1.5)                 11
  Forfeited during the year............................            (0.7)                 20
                                                           ------------        ------------
 Outstanding at January 1, 1999........................            31.5                  19
                                                           ------------        ------------
  Granted during the year..............................             6.9                  33
  Exercised during the year............................            (4.2)                 12
  Forfeited during the year............................            (0.4)                 30
                                                           ------------        ------------
Outstanding at December 31, 1999.......................            33.8                  22
                                                           ------------        ------------
  Granted during the year..............................             0.6                  36
  Exercised during the year............................            (3.9)                 16
  Forfeited during the year............................            (0.5)                 32
                                                           ------------        ------------
 Outstanding at December 29, 2000......................            30.0        $         23
                                                           ============        ============

     There were 20.5 million, 19.3 million and 19.1 million exercisable options under the Stock Option Program at December 29, 2000, December 31, 1999, and January 1, 1999, respectively, with weighted average exercise prices of $19, $16 and $13, respectively.

     At December 29, 2000, 59.4 million shares were reserved under the Comprehensive Plan (including 30.0 million shares under the Stock Option Program and 1.9 million shares of the Supplemental Executive Stock Option awards) and
3.0 million shares were reserved under the Stock Purchase Plan.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

  Stock options issued under the Stock Option Program outstanding at December 29, 2000, were as follows:

                                     Outstanding                               Exercisable
                    ------------------------------------------------   ------------------------------
                                       Weighted           Weighted                         Weighted
     Range of         Number of         average           average         Number of        average
     exercise          options       remaining life       exercise         options         exercise
      prices        (in millions)      (in years)          price        (in millions)       price
-----------------   -------------    --------------    -------------   --------------    ------------
  $  3  to   5             2.7              6                $   5             2.7       $      5
     6  to   9             1.8              7                    7             1.8              7
    10  to  15             3.8              9                   13             3.9             13
    16  to  24             3.7             10                   20             3.7             20
    25  to  37            17.8             13                   31             8.4             30
    38  to  43             0.2             15                   41               -             42
                    ----------                                         -----------
  $  3  to  43            30.0             11                $  23            20.5       $     19
==================  ==========       ==============    =============   ===========     ==============

FAIR VALUE OF FINANCIAL INSTRUMENTS

  We assume that the fair values of current assets and current liabilities are equal to their reported carrying amounts. The fair values of noncurrent financial assets and liabilities are shown below.

                                                             2000                           1999
                                                 -----------------------------    -------------------------
                                                   Carrying           Fair         Carrying        Fair
                                                    amount           value          amount         value
                                                 ------------     ------------    -----------    ----------
                                                        ($ in millions)              ($ in millions)
Notes and other receivables...................   $     1,180      $     1,206     $     708      $    720
Long-term debt and other long-term
   liabilities................................         1,998            1,974         1,646         1,568

  We value notes and other receivables based on the expected future cash flows discounted at risk adjusted rates. We determine valuations for long-term debt and other long-term liabilities based on quoted market prices or expected future payments discounted at risk adjusted rates.

CONTINGENT LIABILITIES

  We issue guarantees to lenders and other third parties in connection with financing and other transactions. These guarantees were limited, in the aggregate, to $256 million at December 29, 2000, including guarantees involving major customers, with minimal expected funding. In addition, we have made physical completion guarantees relating to two hotel properties with minimal expected funding. As of December 29, 2000, we had extended approximately $829 million of loan commitments to owners of lodging and senior living communities under which we expect to fund approximately $332 million by December 28, 2001, and $573 million in total. Letters of credit outstanding on our behalf at December 29, 2000, totaled $73 million, the majority of which related to our self-insurance programs. At December 29, 2000, we had repurchase obligations of $41 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse.

  New World Development and another affiliate of Dr. Cheng, a director of the Company, have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $59 million.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

  On February 23, 2000, we entered into an agreement, which was subsequently embodied in a definitive agreement executed on March 9, 2000, to resolve the litigation described below involving certain limited partnerships formed in the mid- to late 1980s. The agreement was reached with lead counsel to the plaintiffs in the lawsuits described below, and with the special litigation committee appointed by the general partner of two of the partnerships, Courtyard by Marriott Limited Partnership (CBM I) and Courtyard by Marriott II Limited Partnership (CBM II). The agreement was amended on September 23, 2000, to increase the amount that CBM I settlement class members were to receive after deduction of court-awarded attorneys' fees and expenses and to provide that the defendants, including the Company, would pay a portion of the attorneys' fees and expenses of the CBM I settlement class.

  Under the agreement, we acquired, through an unconsolidated joint venture with affiliates of Host Marriott Corporation (Host Marriott), substantially all of the limited partners' interests in CBM I and CBM II. These partnerships own 120 Courtyard by Marriott hotels. We continue to manage the 120 hotels under long-term agreements. The joint venture was financed with equity contributed in equal shares by us and an affiliate of Host Marriott and approximately $200 million in mezzanine debt provided by us. Our total investment in the joint venture, including the mezzanine debt, is approximately $300 million. Final court approval of the CBM I and CBM II settlements was granted on October 24, 2000, and became effective on December 8, 2000.

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

  We recorded a pretax charge of $39 million, which was included in corporate expenses in the fourth quarter of 1999, to reflect the settlement transactions.

  Courtyard by Marriott II Limited Partnership Litigation

  On June 7, 1996, a group of partners in CBM II filed a lawsuit against Host Marriott, the Company and others, Whitey Ford, et al. v. Host Marriott Corporation, et al., in the 285/th/ Judicial District Court of Bexar County, Texas, alleging breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation, tortious interference, violation of the Texas Free Enterprise and Antitrust Act of 1983 and conspiracy in connection with the formation, operation and management of CBM II and its hotels. The plaintiffs sought unspecified damages. On January 29, 1998, two other limited partners, A.R. Milkes and D.R. Burklew, filed a petition in intervention seeking to convert the lawsuit into a class action, and a class was certified. In March 1999, Palm Investors, L.L.C., the assignee of a number of limited partnership units acquired through various tender offers, and Equity Resource, an assignee of a number of limited partnership units, through various of its funds, filed pleas in intervention, which among other things added additional claims relating to the 1993 split of Marriott Corporation and to the 1995 refinancing of CBM II's indebtedness. On August 17, 1999, the general partner of CBM II appointed an independent special litigation committee to investigate the derivative claims described above and to recommend to the general partner whether it was in the best interests of CBM II for the derivative litigation to proceed. The general partner agreed to adopt the recommendation of the committee. Under Delaware law, the recommendation of a duly appointed independent litigation committee is binding on the general partner and the limited partners. Following certain adjustments to the underlying complaints, including the assertion as derivative claims some of the claims previously filed as individual claims, a final amended class action complaint was filed on January 6, 2000. The lawsuit was dismissed as part of the settlement described above.

  Texas Multi-Partnership Lawsuits
  On March 16, 1998, limited partners in several limited partnerships sponsored by Host Marriott or its subsidiaries filed a lawsuit, Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57/th/ Judicial District Court of Bexar County, Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. The plaintiffs further alleged that the defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. A Marriott International subsidiary manages each of the hotels involved and, as to some properties, the Company is the ground lessor and collects rent. The Company, several Marriott subsidiaries and J.W. Marriott, Jr. were among the several named defendants. This lawsuit was resolved as part of the settlement described above.

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

                                                                       2000          1999            1998
                                                                 -------------  ---------------   ------------
                                                                                ($ in millions)
Sales
  Lodging...................................................     $      7,848   $        7,041    $      6,311
  Senior Living Services....................................              669              559             479
  Distribution Services.....................................            1,500            1,139           1,178
                                                                 ------------   --------------    ------------
                                                                 $     10,017   $        8,739    $      7,968
                                                                 ============   ==============    ============


Operating profit (loss) before corporate expenses and
 interest
  Lodging...................................................     $        936   $          827    $        704
  Senior Living Services....................................              (18)             (18)             15
  Distribution Services.....................................                4               21              17
                                                                 ------------   --------------    ------------
                                                                 $        922   $          830    $        736
                                                                 ============   ==============    ============

Depreciation and amortization
  Lodging...................................................     $        131   $          108    $         99
  Senior Living Services....................................               28               21              19
  Distribution Services.....................................                6                6               6
  Corporate.................................................               30               27              16
                                                                 ------------   --------------    ------------
                                                                 $        195   $          162    $        140
                                                                 ============   ==============    ============

Assets
  Lodging...................................................     $      6,481   $        5,159    $      4,285
  Senior Living Services....................................              784              980             905
  Distribution Services.....................................              194              187             179
  Corporate.................................................              778              998             864
                                                                 ------------   --------------    ------------
                                                                 $      8,237   $        7,324    $      6,233
                                                                 ============   ==============    ============

Capital expenditures
  Lodging...................................................     $        965   $          519    $        562
  Senior Living Services....................................               76              301             329
  Distribution Services.....................................                6                3               2
  Corporate.................................................               48              106              44
                                                                 ------------   --------------    ------------
                                                                 $      1,095   $          929    $        937
                                                                 ============   ==============    ============

  Sales for Distribution Services exclude sales (made at market terms and conditions) to other segments of $176 million, $166 million and $155 million in 2000, 1999 and 1998, respectively.

  Segment operating expenses include selling, general and administrative expenses directly related to the operations of the businesses, aggregating $682 million in 2000, $592 million in 1999 and $496 million in 1998.

  The consolidated financial statements include the following related to international operations: sales of $455 million in 2000, $392 million in 1999 and $323 million in 1998; operating profit before corporate expenses and interest of $73 million in 2000, $66 million in 1999 and $49 million in 1998; and fixed assets of $241 million in 2000, $137 million in 1999 and $102 million in 1998.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


QUARTERLY FINANCIAL DATA - UNAUDITED

($ in millions, except per share data)

                                                                                      2000/1/
                                               -------------------------------------------------------------------------------------
                                                   First            Second             Third             Fourth           Fiscal
                                                  Quarter           Quarter            Quarter           Quarter           Year
                                               ---------------   ---------------   ---------------   ---------------   -------------
Systemwide sales/2/........................... $        4,259    $        4,800    $        4,483    $        6,239    $     19,781
Sales.........................................          2,167             2,391             2,303             3,156          10,017
Operating profit before corporate expenses
and interest..................................            193               247               216               266             922
Net income.................................... $           94    $          126    $          110    $          149    $        479
Diluted earnings per share.................... $          .37    $          .50    $          .43    $          .59    $       1.89


                                                                                      1999/1/
                                               -------------------------------------------------------------------------------------
                                                   First            Second             Third             Fourth           Fiscal
                                                  Quarter           Quarter            Quarter           Quarter           Year
                                               ---------------   ---------------   ---------------   ---------------   -------------
Systemwide sales /2/.......................... $        3,687    $        4,235    $        3,992    $        5,770    $    17,684
Sales.........................................          1,895             2,042             1,995             2,807          8,739
Operating profit before corporate expenses
 and interest.................................            193               216               188               233            830
Net income.................................... $          100    $          114    $           96    $           90    $       400
Diluted earnings per share /3/................ $          .38    $          .42    $          .36    $          .34    $      1.51

/1/ The quarters consist of 12 weeks, except the fourth quarter, which consists of 16 weeks.
/2/ Systemwide sales comprise revenues generated from guests at owned, leased, managed and franchised hotels and senior living communities, together with sales of our other businesses.
/3/ In 1999 the sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average number of shares in interim periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


  None.

                                    PART III

ITEMS 10, 11, 12 and 13.

  As described below, certain information appearing in our Proxy Statement to be furnished to shareholders in connection with the 2001 Annual Meeting of Shareholders, is incorporated by reference in this Form 10-K Annual Report.

ITEM 10.                                       This information is incorporated by reference to the
                                               "Directors Standing For Election," "Directors Continuing
                                               In Office" and "Section 16(a) Beneficial Ownership
                                               Reporting Compliance" sections of our Proxy Statement to
                                               be furnished to shareholders in connection with the 2001
                                               Annual Meeting.  Information regarding executive
                                               officers is included below.

ITEM 11.                                       This information is incorporated by reference to the
                                               "Executive Compensation" section of our Proxy Statement
                                               to be furnished to shareholders in connection with the
                                               2001 Annual Meeting.

ITEM 12.                                       This information is incorporated by reference to the
                                               "Stock Ownership" section of our Proxy Statement to be
                                               furnished to shareholders in connection with the 2001
                                               Annual Meeting.

ITEM 13.                                       This information is incorporated by reference to the
                                               "Certain Transactions" section of our Proxy Statement to
                                               be furnished to shareholders in connection with the 2001
                                               Annual Meeting.

EXECUTIVE OFFICERS

 Set forth below is certain information with respect to our executive officers.

            Name and Title                     Age                             Business Experience
--------------------------------------        -----         ----------------------------------------------------------
J. W. Marriott, Jr.                             68          Mr. Marriott is Chairman of the Board and Chief Executive
Chairman of the Marriott                                    Officer of the Company.  He joined Marriott Corporation
International, Inc. Board and Chief                         (now known as Host Marriott Corporation) in 1956, became
Executive Officer                                           President and a director in 1964, Chief Executive Officer
                                                            in 1972 and Chairman of the Board in 1985. Mr. Marriott
                                                            also is a director of Host Marriott  Corporation, General
                                                            Motors Corporation and the Naval Academy Endowment Trust.
                                                            He serves on the Board of Trustees of the National
                                                            Geographic Society and The J. Willard & Alice S. Marriott
                                                            Foundation, and the Board of Directors of Georgetown
                                                            University, and is a member of the Executive Committee of
                                                            the World Travel & Tourism Council and the Business
                                                            Council. Mr. Marriott has served as Chief Executive
                                                            Officer of the Company since its inception in 1997, and
                                                            served as Chairman and Chief Executive Officer of Old
                                                            Marriott from October 1993 to March 1998. Mr. Marriott
                                                            has served as a director of the Company since March 1998.

Simon Cooper                                    55          Simon Cooper joined Marriott International in 1998 as
Vice President;                                             President of Marriott Lodging Canada and Senior Vice
President and Chief Operating Officer,                      President of Marriott Lodging International.  In 2000,
The Ritz-Carlton Hotel Company, L.L.C.                      the New England Region was added to his Canadian
                                                            responsibilities.  Prior to joining Marriott, Mr. Cooper
                                                            was President and Chief Operating Officer of Delta Hotels
                                                            and Resorts.  Mr. Cooper is the Chairman of the Board of
                                                            Governors for University of Guelph.  He is a fellow of
                                                            the Board of Trustees for the Educational Institute of
                                                            the American Hotel and Motel Association and is a member
                                                            of the Board for the Canadian Tourism Commission.  In
                                                            February 2001, Mr. Cooper was appointed to his current
                                                            position.

Edwin D. Fuller                                 55          Edwin D. Fuller joined Marriott in 1972 and held several
Vice President;                                             sales positions before being appointed Vice President of
President and Managing Director -                           Marketing in 1979.  He became Regional Vice President in
Marriott Lodging International                              the Midwest Region in 1985, Regional Vice President of
                                                            the Western Region in 1988, and in 1990 was promoted to
                                                            Senior Vice President & Managing Director of
                                                            International Lodging, with a focus on developing the
                                                            international group of hotels.  He was named Executive
                                                            Vice President and Managing Director of International
                                                            Lodging in 1994, and was promoted to his current position
                                                            of President and Managing Director of International
                                                            Lodging in 1997.

Name and Title                                 Age                             Business Experience
--------------------------------------       -------        ----------------------------------------------------------
Brendan M. Keegan                               57          Brendan M. Keegan joined Marriott Corporation in 1971, in
Vice President;                                             the Corporate Organization Development Department and
Executive Vice President -                                  subsequently held several human resources positions,
Human Resources                                             including Vice President of Organization Development and
                                                            Executive Succession Planning.  In 1986, Mr. Keegan was
                                                            named Senior Vice President, Human Resources, Marriott
                                                            Service Group.  In April 1997, Mr. Keegan was appointed
                                                            Senior Vice President of Human Resources for our
                                                            worldwide human resources functions, including
                                                            compensation, benefits, labor and employee relations,
                                                            employment and human resources planning and development.
                                                            In February 1998, he was appointed to his current
                                                            position.

William W. McCarten                             52          William W. McCarten was named as President of Marriott
Vice President;                                             Services Group (Marriott Senior Living Services and
President - Marriott Services Group                         Marriott Distribution Services) in January 2001.  Most
                                                            recently, Mr. McCarten served as President and Chief
                                                            Executive Officer of HMS Host Corporation (formerly Host
                                                            Marriott Services Corporation) from 1995 to December
                                                            2000.  He joined Marriott Corporation in 1979, was
                                                            elected Vice President, Corporate Controller and Chief
                                                            Accounting Officer in 1985 and Senior Vice President in
                                                            1986.  He was named Executive Vice President, Host and
                                                            Travel Plazas in 1991 and President, Host and Travel
                                                            Plazas in 1992.  In 1993 he became President of Host
                                                            Marriott Corporation's Operating Group and in 1995 was
                                                            elected President and Chief Executive Officer and a
                                                            director of HMS Host Corporation.  Mr. McCarten is a past
                                                            chairman on the Advisory Board of the McIntire School at
                                                            the University of Virginia.

Terry Petty                                     51          Terry Petty joined Marriott Corporation in 1984 as Vice
Executive Vice President;                                   President of Marketing and Planning for the newly
North American Lodging Operations                           acquired Host International business and subsequently held the following positions: Vice President of Consumer
                                                            Marketing, Marriott Hotels; General Manager, Atlanta
                                                            Perimeter Marriott Hotel; Vice President of Operations
                                                            for Marriott Vacation Club International, and Senior Vice
                                                            President of Hotels for the Western Region.  In March
                                                            2000, Mr. Petty was appointed to his current position.

Joseph Ryan                                     59          Joseph Ryan joined Old Marriott in December 1994 as
Executive Vice President and General                        Executive Vice President and General Counsel.  Prior to
Counsel                                                     that time, he was a partner in the law firm of O'Melveny
                                                            & Myers, serving as the Managing Partner from 1993 until
                                                            his departure.  He joined O'Melveny & Myers in 1967 and
                                                            was admitted as a partner in 1976.

Name and Title                                 Age                             Business Experience
--------------------------------------       -------        ----------------------------------------------------------
William J. Shaw                                 55          Mr. Shaw has served as President and Chief Operating
Director, President and                                     Officer of the Company since March 1997 (including
Chief Operating Officer                                     service in the same capacity with Old Marriott until
                                                            March 1998). Mr. Shaw joined Marriott Corporation in
                                                            1974, was elected Corporate Controller in 1979 and a Vice
                                                            President in 1982. In 1986, Mr. Shaw was elected Senior
                                                            Vice President--Finance and Treasurer of Marriott
                                                            Corporation. He was elected Chief Financial Officer and
                                                            Executive Vice President of Marriott Corporation in April
                                                            1988. In February 1992, he was elected President of the
                                                            Marriott Service Group.  Mr. Shaw is also Chairman of the
                                                            Board of Directors of Sodexho Marriott Services, Inc. He
                                                            also serves on the Board of Trustees of the University of
                                                            Notre Dame and the Suburban Hospital Foundation. Mr. Shaw
                                                            has served as a director of Old Marriott (now named
                                                            Sodexho Marriott Services, Inc.) since May 1997, and as a
                                                            director of the Company since March 1998.

Arne M. Sorenson                                42          Arne M. Sorenson joined Old Marriott in 1996 as Senior
Executive Vice President and                                Vice President of Business Development.  He was
Chief Financial Officer                                     instrumental in our acquisition of the Renaissance Hotel
                                                            Group in 1997.  Prior to joining Marriott, he was a
                                                            partner in the law firm of Latham & Watkins in
                                                            Washington, D.C., where he played a key role in 1992 and
                                                            1993 in the distribution of Old Marriott by Marriott
                                                            Corporation.  Effective October 1, 1998, Mr. Sorenson was
                                                            appointed Executive Vice President and Chief Financial
                                                            Officer.

James M. Sullivan                               57          James M. Sullivan joined Marriott Corporation in 1980,
Executive Vice President -                                  departed in 1983 to acquire, manage, expand and
Lodging Development                                         subsequently sell a successful restaurant chain, and
                                                            returned to Marriott Corporation in 1986 as Vice
                                                            President of Mergers and Acquisitions.  Mr. Sullivan
                                                            became Senior Vice President, Finance - Lodging in 1989,
                                                            Senior Vice President - Lodging Development in 1990 and
                                                            was appointed to his current position in December 1995.

William R. Tiefel                               66          William R. Tiefel joined Marriott Corporation in 1961 and
Vice Chairman;                                              was named President of Marriott Hotels, Resorts and
Chairman - The Ritz-Carlton Hotel                           Suites in 1988.  He had previously served as Resident
Company, L.L.C.                                             Manager and General Manager at several Marriott hotels
                                                            prior to being appointed Regional Vice President and
                                                            later Executive Vice President of Marriott Hotels,
                                                            Resorts and Suites and Marriott Ownership Resorts.  Mr.
                                                            Tiefel was elected Executive Vice President of Marriott
                                                            Corporation in November 1989.  In March 1992, he was
                                                            elected President - Marriott Lodging Group and assumed
                                                            responsibility for all of Marriott's lodging brands.  In
                                                            May 1998, he was appointed to his current position.

Name and Title                                 Age                             Business Experience
--------------------------------------       -------        ------------------------------------------------------------
Stephen P. Weisz                                50          Stephen P. Weisz joined Marriott Corporation in 1972 and
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

                                                              Incorporation by Reference
                                                              (where a report or registration statement is
                                                              indicated below, that document has been previously
Exhibit                                                       filed with the SEC and the applicable exhibit is
 No.       Description                                        incorporated by reference thereto)
------------------------------------------------------------------------------------------------------------------
 2.1       Distribution Agreement dated as of September 30,   Appendix A in our Form 10 filed on February 13,
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

 3.4       Certificate of Designation, Preferences and        Exhibit No. 3.1 to our Form 10-Q for the fiscal
           Rights of the Marriott International, Inc. ESOP    quarter ended June 16, 2000.
           Convertible Preferred Stock.

 3.5       Certificate of Designation, Preferences and        Exhibit No. 3.2 to our Form 10-Q for the fiscal
           Rights of the Marriott International, Inc.         quarter ended June 16, 2000.
           Capped Convertible Preferred Stock.

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

 4.2       Form of 6.625% Series A Note due 2003.             Exhibit No. 4.2 to our Form 10-K for the fiscal
                                                              year ended January 1, 1999.

 4.3       Form of 6.875% Series B Note due 2005.             Exhibit No. 4.3 to our Form 10-K for the fiscal
                                                              year ended January 1, 1999.

 4.4       Form of 7.875% Series C Note due 2009.             Exhibit No. 4.1 to our Form 8-K dated September 20,
                                                              1999.

 4.5       Form of 8.125% Series D Note due 2005.             Exhibit No. 4.1 to our Form 8-K dated March 28,
                                                              2000.

 4.6       Form of 7.0% Series E Note due 2008.               Exhibit No. 4.1 (f) to our Form S-3 filed on
                                                              January 17, 2001.

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

 10.5      Distribution Agreement with Host Marriott          Exhibit No. 10.3 to Form 8-K of Old Marriott dated
           Corporation, as amended.                           October 25, 1993; Exhibit No. 10.2 to Form 10-K of
                                                              Old Marriott for the fiscal year ended December 29,
                                                              1995 (First Amendment); Exhibit Nos. 10.4 and 10.5
                                                              to our Form 10-Q for the fiscal quarter ended March
                                                              27, 1998 (Second and Third Amendments); and Exhibit
                                                              nos. 10.5 (a) and 10.5 (b) to our Form 10-K for the
                                                              fiscal year ended December 31, 1999 (Fourth and
                                                              Fifth Amendments); filed herewith (Sixth Amendment).

 10.6      Restated Noncompetition Agreement with Host        Exhibit No. 10.6 to our Form 10-Q for the fiscal
           Marriott Corporation.                              quarter ended March 27, 1998.

 10.7      $1.5 billion Credit Agreement dated February 19,   Exhibit No. 10.10 to our Form 10-K for the fiscal
           1998 with Citibank, N.A., as Administrative        year ended January 2, 1998.
           Agent, and certain banks.

 10.8      $500 million Credit Agreement dated February 2,    Exhibit No. 4.8 to our Form 10-K for the fiscal
           1999 with Citibank, N.A. as Administrative         year ended January 1, 1999.
           Agent, and certain banks.

 10.9      Settlement Agreement dated as of March 9, 2000     Exhibit No. 10.1 to our Form 10-Q/A for the fiscal
           among A. R. Milkes, Robert M. Haas, Sr., and       quarter ended March 24, 2000.
           other plaintiffs and intervenors identified
           therein and the Company, Host Marriott
           Corporation, and other identified defendants,
           each by and through their respective counsel of
           record.

 10.10     Amended and restated Marriott International,       Attachment A to the Company's definitive proxy
           Inc. 1998 Comprehensive Stock and Cash Incentive   statement filed on March 23, 2000.
           Plan.

 10.11     First Amendment to the Settlement Agreement        Exhibit No. 10 to our Form 10-Q for the fiscal
           dated as of September 23, 2000 among A.R.          quarter ended September 8, 2000.
           Milkes, Robert M. Haas, Sr., and other
           plaintiffs and intervenors identified therein
           and the Company, Host Marriott Corporation, and
           other identified defendants, each by and through
           their respective counsels of record.

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

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2001.

MARRIOTT INTERNATIONAL, INC.

By /s/ J.W. Marriott, Jr.
   ---------------------------------
             J.W. Marriott, Jr.
             Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in their capacities and on the date indicated above.


PRINCIPAL EXECUTIVE OFFICER:

  /s/ J.W. Marriott, Jr.
----------------------------------------------------------                   Chairman of the Board, Chief Executive Officer
               J.W. Marriott, Jr.                                            and Director

PRINCIPAL FINANCIAL OFFICER:

 /s/ Arne M. Sorenson
----------------------------------------------------------                   Executive Vice President,
               Arne M. Sorenson                                              Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

 /s/ Linda A. Bartlett
----------------------------------------------------------                   Vice President, Controller
               Linda A. Bartlett


DIRECTORS:

 /s/ Henry Cheng Kar-Shun                                            /s/  W. Mitt Romney
-----------------------------------------------------------         ----------------------------------------------------------
               Henry Cheng Kar-Shun, Director                                W. Mitt Romney, Director

 /s/ Gilbert M. Grosvenor                                            /s/ Roger W. Sant
----------------------------------------------------------          ----------------------------------------------------------
               Gilbert M. Grosvenor, Director                                Roger W. Sant, Director

 /s/ Richard E. Marriott                                             /s/ William J. Shaw
----------------------------------------------------------          ----------------------------------------------------------
               Richard E. Marriott, Director                                 William J. Shaw, Director

 /s/ Floretta Dukes McKenzie                                         /s/ Lawrence M. Small
----------------------------------------------------------          ----------------------------------------------------------
               Floretta Dukes McKenzie, Director                             Lawrence M. Small, Director

 /s/ Harry J. Pearce
----------------------------------------------------------
               Harry J. Pearce, Director