Form 10-Q
period 2001-03-23
MARRIOTT INTERNATIONAL INC /MD/
filed 2001-05-04
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 23, 2001                 Commission File No. 1-13881


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


                             Yes [X]        No [ ]

                                                    Shares outstanding
       Class                                        at April 27, 2001
---------------------                         ------------------------------
Class A Common Stock,
$0.01 par value                                         243,782,263

                          MARRIOTT INTERNATIONAL, INC.
                                     INDEX

                                                                                                        Page No.
                                                                                                        --------
                 Forward-Looking Statements............................................................         3

Part I.          Financial Information (Unaudited):

                   Condensed Consolidated Statement of Income -
                     Twelve Weeks Ended March 23, 2001 and March 24, 2000................................       4

                   Condensed Consolidated Balance Sheet -
                     as of March 23, 2001 and December 29, 2000..........................................       5

                   Condensed Consolidated Statement of Cash Flows -
                     Twelve Weeks Ended March 23, 2001 and March 24, 2000................................       6

                   Notes to Condensed Consolidated Financial Statements..................................       7

                   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...........................................................      13

                   Quantitative and Qualitative Disclosures About Market Risk............................      17


Part II.         Other Information and Signatures:

                   Legal Proceedings.....................................................................      18

                   Changes in Securities.................................................................      18

                   Defaults Upon Senior Securities.......................................................      18

                   Submission of Matters to a Vote of Security Holders...................................      18

                   Other Information.....................................................................      18

                   Exhibits and Reports on Form 8-K......................................................      19

                   Signatures............................................................................      20

Forward-Looking Statements

When used throughout this report, the words "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms, timeshare units, senior living accommodations and corporate apartments; our continued ability to obtain new operating contracts and franchise agreements; our ability to develop and maintain positive relations with current and potential hotel and senior living community owners; the effect of international, national and regional economic conditions; the availability of capital to allow us and potential hotel owners to fund investments; the effect that internet hotel reservation channels may have on rates that we are able to charge for hotel rooms; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 filed herewith. Given these uncertainties, we caution you not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                          MARRIOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ($ in millions, except per share amounts)
                                  (Unaudited)


                                                                                          Twelve weeks ended
                                                                           ----------------------------------------------
                                                                              March 23, 2001              March 24, 2000
                                                                           -----------------          -------------------
SALES
 Management and franchise fees........................................       $           204            $             189
 Other................................................................                   828                          724
                                                                            ----------------          -------------------
                                                                                       1,032                          913
 Other revenues from managed properties...............................                 1,409                        1,254
                                                                            ----------------          -------------------
                                                                                       2,441                        2,167
                                                                            ----------------          -------------------
OPERATING COSTS AND EXPENSES
 Operating expenses...................................................                   806                          720
 Other costs from managed properties..................................                 1,409                        1,254
                                                                            ----------------          -------------------
                                                                                       2,215                        1,974
                                                                            ----------------          -------------------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
  AND INTEREST........................................................                   226                          193
Corporate expenses....................................................                   (30)                         (26)
Interest expense......................................................                   (22)                         (23)
Interest income.......................................................                    16                            5
                                                                            ----------------          -------------------
INCOME BEFORE INCOME TAXES............................................                   190                          149
Provision for income taxes............................................                    69                           55
                                                                            ----------------          -------------------
NET INCOME............................................................       $           121            $              94
                                                                            ================          ===================

DIVIDENDS DECLARED PER SHARE..........................................       $          .060            $            .055
                                                                            ================          ===================
EARNINGS PER SHARE
 Basic Earnings Per Share.............................................       $           .50            $             .39
                                                                            ================          ===================
 Diluted Earnings Per Share...........................................       $           .47            $             .37
                                                                            ================          ===================



           See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)
                                  (Unaudited)

                                                                            March 23, 2001        December 29, 2000
                                                                            --------------        -----------------
                               ASSETS
Current assets
 Cash and equivalents................................................       $         370           $         334
 Accounts and notes receivable.......................................                 719                     728
 Inventory...........................................................                 110                      97
 Other...............................................................                 272                     256
                                                                            -------------           -------------
                                                                                    1,471                   1,415
                                                                            -------------           -------------

Property and equipment...............................................               3,131                   3,241
Intangibles..........................................................               1,834                   1,833
Investments in affiliates............................................                 793                     747
Notes and other receivables..........................................                 699                     661
Other................................................................                 350                     340
                                                                            -------------           -------------
                                                                            $       8,278           $       8,237
                                                                            =============           =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable....................................................       $         675           $         660
 Other...............................................................               1,054                   1,257
                                                                            -------------           -------------
                                                                                    1,729                   1,917
                                                                            -------------           -------------

Long-term debt.......................................................               2,012                   2,016
Other long-term liabilities..........................................               1,078                   1,037
Shareholders' equity
 ESOP preferred stock................................................                   -                       -
 Class A common stock, 255.6 million shares issued...................                   3                       3
 Additional paid-in capital..........................................               3,454                   3,590
 Retained earnings...................................................                 895                     851
 Unearned ESOP shares................................................                (462)                   (679)
 Treasury stock, at cost.............................................                (381)                   (454)
 Accumulated other comprehensive income..............................                 (50)                    (44)
                                                                            -------------           -------------
                                                                                    3,459                   3,267
                                                                            -------------           -------------
                                                                            $       8,278           $       8,237
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

                          MARRIOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in millions)
                                  (Unaudited)


                                                                                          Twelve weeks ended
                                                                            -------------------------------------------
                                                                               March 23, 2001            March 24, 2000
                                                                            -----------------         -----------------
OPERATING ACTIVITIES
   Net income.........................................................           $        121              $         94
   Adjustments to reconcile to cash provided by operations:
       Depreciation and amortization..................................                     46                        41
       Income taxes and other.........................................                     60                        53
       Timeshare activity, net........................................                   (107)                      (68)
       Working capital changes........................................                    (94)                      (99)
                                                                                 ------------              ------------
   Cash provided by operations........................................                     26                        21
                                                                                 ------------              ------------

INVESTING ACTIVITIES
   Dispositions.......................................................                    241                         3
   Capital expenditures...............................................                   (125)                     (247)
   Note advances......................................................                    (35)                      (25)
   Note collections and sales.........................................                      7                         4
   Other..............................................................                    (52)                      (19)
                                                                                 ------------              ------------
   Cash provided by (used in) investing activities....................                     36                      (284)
                                                                                 ------------              ------------

FINANCING ACTIVITIES
   Commercial paper activity, net.....................................                   (298)                      394
   Issuance of other long-term debt...................................                    299                         3
   Repayment of other long-term debt..................................                     (4)                       (4)
   Issuance of Class A common stock...................................                     31                         3
   Dividends paid.....................................................                    (15)                      (14)
   Purchase of treasury stock.........................................                    (39)                     (236)
                                                                                 ------------              ------------
   Cash (used in) provided by financing activities....................                    (26)                      146
                                                                                 ------------              ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS...........................                     36                      (117)
CASH AND EQUIVALENTS, beginning of period.............................                    334                       489
                                                                                 ------------              ------------
CASH AND EQUIVALENTS, end of period...................................           $        370              $        372
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

   The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements included in our Annual Report on Form 10-K (our Annual Report) for the fiscal year ended December 29, 2000. Capitalized terms not otherwise defined in this quarterly report have the meanings specified in our Annual Report.

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

   In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 23, 2001 and December 29, 2000 and the results of operations and cash flows for the twelve weeks ended March 23, 2001 and March 24, 2000. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities included in these financial statements.


   Revenue Recognition

   Our sales include (1) management and franchise fees, (2) sales of lodging properties and senior living communities owned or leased by us, and sales made by our other businesses; and (3) certain other revenues from properties managed by us. Management fees comprise a base fee, which is a percentage of the revenues of hotels or senior living communities, and an incentive fee, which is based on unit profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the use of certain of our brand names by hotel owners and operators. Other revenues from managed properties include direct and indirect costs that are reimbursed to us by lodging and senior living community owners for properties that we manage. Other revenues include sales of hotel properties and senior living communities owned or leased by us, along with sales from our timeshare, ExecuStay and distribution services businesses.

   We recognize base fees as revenue when earned in accordance with the contract. In interim periods we recognize incentive fees that would be due as if the contract were to terminate at that date.

2. Earnings Per Share
   ------------------

   The following table reconciles the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                                           Twelve weeks ended
                                                            ----------------------------------------------
                                                                March 23, 2001           March 24, 2000
                                                            ---------------------    ---------------------

Computation of Basic Earnings Per Share


 Net income.................................................      $          121         $           94
 Weighted average shares outstanding........................               243.7                  244.1
                                                                  --------------         --------------

 Basic Earnings Per Share...................................      $          .50         $          .39
                                                                  ==============         ==============

Computation of Diluted Earnings Per Share

 Net income.................................................      $          121         $           94
                                                                  ==============         ==============

 Weighted average shares outstanding........................               243.7                  244.1

 Effect of Dilutive Securities
  Employee stock option plan................................                 8.7                    6.1
  Deferred stock incentive plan.............................                 5.2                    5.1
                                                                  --------------         --------------
 Shares for diluted earnings per share......................               257.6                  255.3
                                                                  ==============         ==============

 Diluted Earnings Per Share.................................      $          .47         $          .37
                                                                  ==============         ==============

   We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. The calculation of diluted earnings per share for 2001 excludes 5.7 million options granted in 2001, the inclusion of which would have an antidilutive impact for the period.

3. Frequent Guest Program
   ----------------------

   We accrue for the cost of redeeming points awarded to members of our frequent guest program based on the discounted expected costs of redemption. The liability for this program was $580 million at March 23, 2001 and $554 million at December 29, 2000, of which $354 million and $310 million, respectively, are included in other long-term liabilities in the accompanying consolidated balance sheet.

4. Dispositions
   ------------

   In the first quarter of 2001, we closed on sales of eight lodging properties and one senior living community for cash proceeds of $241 million, resulting in gains of $5 million. We recognized $4 million of the gain and the balance will be recognized as certain contingencies in the sales contracts expire. We will continue to operate seven of these hotels under long-term management agreements.

5. Comprehensive Income
   --------------------

   Total comprehensive income was $115 million and $89 million, for the twelve weeks ended March 23, 2001 and March 24, 2000, respectively. The difference between net income and total comprehensive income primarily relates to foreign currency translation adjustments, and changes in the market value of investments available for sale.

6. New Accounting Standards
   ------------------------

   In the first quarter of 2001, we adopted Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which resulted in no material impact to our financial statements.

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

  The following table shows our sales and operating profit by business segment for the twelve weeks ended March 23, 2001 and March 24, 2000.

                                                                 Twelve weeks ended
                              -----------------------------------------------------------------------------------------------
                                               March 23, 2001                                 March 24, 2000
                              -------------------------------------------------- --------------------------------------------
                                              Senior                                        Senior
                                              Living    Distribution                        Living     Distribution
Sales                           Lodging      Services     Services     Total    Lodging    Services      Services       Total
                                -------      --------     --------     -----    -------    --------      --------       -----

Management and franchise
   fees .................      $   196      $     8       $     -     $   204    $   183    $     6      $     -      $   189
Other ...................          391           76           361         828        343         74          307          724
                               -------      -------       -------     -------    -------    -------      -------      -------
                                   587           84           361       1,032        526         80          307          913

Other revenues from
 managed properties .....        1,328           81             -       1,409      1,185         69            -        1,254
                               -------      -------       -------     -------    -------    -------      -------      -------
                                 1,915          165           361       2,441      1,711        149          307        2,167
                               -------      -------       -------     -------    -------    -------      -------      -------
Operating costs and
 expenses

Other....................          364           83           359         806        323         78          319          720
Other costs from
 managed properties .....        1,328           81             -       1,409      1,185         69            -        1,254
                               -------      -------       -------     -------    -------    -------      -------      -------
                                 1,692          164           359       2,215      1,508        147          319        1,974
                               -------      -------       -------     -------    -------    -------      -------      -------
Operating profit
 before corporate
 expenses and interest ..      $   223      $     1       $     2     $   226    $   203    $     2      $   (12)     $   193
                               =======      =======       =======     =======    =======    =======      =======      =======

Sales of Distribution Services do not include sales (made at market terms and conditions) to our other business segments of $39 million for each of the twelve weeks ended March 23, 2001 and March 24, 2000.

8. Contingencies
   -------------

   We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees were limited, in the aggregate, to $240 million at March 23, 2001, including guarantees involving major customers, with minimal expected funding. In addition, we have made physical completion guarantees relating to two hotel properties with minimal expected funding. As of March 23, 2001, we had extended approximately $862 million of loan commitments to owners of lodging properties and senior living communities under which we currently expect to fund approximately $305 million by December 28, 2001, and $474 million in total. Letters of credit outstanding on our behalf at March 23, 2001, totaled $52 million, the majority of which related to our self-insurance programs. At March 23, 2001, we had repurchase obligations of $47 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse.

   New World Development and another affiliate of Dr. Cheng, a director of the Company, have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $59 million.

   In addition to the foregoing, we are from time to time involved in legal proceedings which could, if adversely decided, result in losses to the Company. Although we believe that the lawsuit described below is without merit, and we intend to vigorously defend against the claims being made against us, we cannot assure you as to the outcome of this lawsuit nor can we currently estimate the range of any potential loss to the Company.

   On March 30, 2001, Green Isle Partners, Ltd., S.E. (Green Isle) filed a 63-page complaint in Federal district court in Delaware against The Ritz-Carlton Hotel Company, L.L.C., the Ritz-Carlton Hotel Company of Puerto Rico, Inc. (Ritz-Carlton Puerto Rico), Marriott International, Inc., Marriott Distribution Services, Inc., Marriott International Capital Corp. and Avendra L.L.C. (Green Isle partners, Ltd. S.E., v. The Ritz-Carlton Hotel Company, L.L.C., et al, civil action no. 01-202). Ritz-Carlton Puerto Rico manages The Ritz-Carlton San Juan Hotel, Spa and Casino located in San Juan, Puerto Rico under an operating agreement with Green Isle dated December 15, 1995 (the Operating Agreement).

   The claim asserts 11 causes of action: three Racketeer Influenced and Corrupt Organizations Act (RICO) claims, together with claims based on the Robinson-Patman Act, breach of contract, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of implied duties of good faith and fair dealing, common law fraud and intentional misrepresentation, negligent misrepresentation, and fiduciary accounting. The complaint does not request termination of the Operating Agreement.

   The claim includes allegations of: (i) national, non-competitive contracts and attendant kick-back schemes; (ii) concealing transactions with affiliates; (iii) false entries in the books and manipulation of accounts payable and receivable; (iv) excessive compensation schemes and fraudulent expense accounts; (v) charges of prohibited overhead costs to the project;
   (vi) charges of prohibited procurement costs; (vii) inflation of Group Service Expense; (viii) the use of prohibited or falsified revenues;
   (ix) attempts to oust Green Isle from ownership; (x) creating a financial crisis and then attempting to exploit it by seeking an economically oppressive contract in connection with a loan; (xi) providing incorrect cash flow figures; and (xii) failing appropriately to reveal and explain revised cash flow figures.

   The complaint seeks as damages the $140 million which Green Isle claims to have invested in the hotel (which includes $85 million in third party debt), which the plaintiffs seek to treble to $420 million under RICO and the Robinson-Patman Act.

   A response to the complaint is required to be filed by the defendants by May 18, 2001.

9. Subsequent Events
   -----------------

   Disposition

   In the second quarter we sold land, at book value, for $31 million to a joint venture which plans to build two resort hotels in Orlando, Florida, for $547 million. We will provide development services and have guaranteed completion of the project. The initial owners of the venture have the right to sell 20 percent of the venture's equity to us upon the opening of the hotels. At opening we also expect to hold approximately $120 million in mezzanine loans advanced to the project. We have provided the venture with additional credit facilities for certain amounts due under the first mortgage loan and to provide for limited minimum returns to the equity investors in the early years of the project, although we expect fundings under such support to be less than $5 million.

   Convertible Debt

   On May 3, 2001 we agreed to the sale of zero-coupon convertible senior notes due 2021, known as LYONs. We anticipate gross proceeds of approximately $353 million. The initial purchaser of the LYONs will also have a 30-day option to purchase additional LYONs to cover over-allotments which would give us approximately $52 million in additional gross proceeds.

   The LYONs will be convertible into approximately 6.4 million shares of Marriott International Class A common stock assuming the over-allotment option is exercised. The LYONs will carry a yield to maturity of 0.75 percent. We may not redeem the LYONs prior to May 8, 2004, but may at the option of the holders be required to purchase the LYONs at their accreted value on May 8 of each of 2002, 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or common shares. The offering is scheduled to close on May 8, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the twelve weeks ended March 23, 2001 and March 24, 2000. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based upon U.S. properties operated by us, except that data for Fairfield Inn also include comparable franchised units.

Twelve Weeks Ended March 23, 2001 Compared to Twelve Weeks Ended March 24, 2000
-------------------------------------------------------------------------------

We reported net income of $121 million for the 2001 first quarter on sales of $2,441 million. This represents a 29 percent increase in net income and a 13 percent increase in sales over the first quarter of 2000. Diluted earnings per share of $.47 for the quarter increased 27 percent as compared to the 2000 amount. Overall profit growth in 2001 was favorably impacted by a $15 million pretax charge, recorded in the first quarter of 2000, related to the write-off of a contract investment by our distribution services business. Systemwide sales increased 11 percent for the quarter, to $4.7 billion.

Marriott Lodging reported a 10 percent increase in operating profit on 12 percent higher sales. Systemwide lodging sales increased to $4.2 billion.

We added a total of 66 lodging properties (11,500 units) during the first quarter of 2001, and deflagged two properties (500 rooms), increasing our total properties to 2,163 (401,472 rooms). Properties by brand (excluding 7,000 rental units relating to ExecuStay) are as indicated in the following table.


                                                               Properties as of March 23, 2001
                                                 -----------------------------------------------------------
                                                     Company-operated                   Franchised
                                                 -------------------------        -----------------------
                                                 Properties          Rooms        Properties        Rooms
                                                 ----------          -----        ----------        -----

Marriott Hotels, Resorts and Suites............     241             107,280           160           45,002
Ritz-Carlton...................................      39              13,246             -                -
Renaissance Hotels, Resorts and Suites.........      81              30,856            32           10,636
Ramada International...........................       5               1,068            57           10,289
Residence Inn..................................     130              17,241           232           25,065
Courtyard......................................     284              44,290           245           30,759
TownePlace Suites..............................      34               3,612            55            5,462
Fairfield Inn..................................      52               7,526           395           34,834
SpringHill Suites..............................      13               1,872            52            5,084
Marriott Vacation Club International...........      47               5,617             -                -
Marriott Executive Apartments and other........       9               1,733             -                -
                                                    ---             -------         -----          -------
  Total........................................     935             234,341         1,228          167,131
                                                    ===             =======         =====          =======

Across our Lodging brands, REVPAR for comparable company-operated U.S. properties grew by an average of 2.5 percent in the first quarter of 2001. Average room rates for these hotels rose 5.5 percent, while occupancy decreased to 72.9 percent. Management and franchise fees grew 7.1 percent over first quarter 2000. The operating results reflect the impact of a weaker economy, weather conditions in the Northeast, relatively flat group business and increases in labor and energy costs. Occupancy, average daily rate and REVPAR for each of our principal established brands are shown in the following table.

                                                               Twelve weeks ended              Change vs.
                                                                 March 23, 2001                   2000
                                                         ----------------------------      -----------------

Marriott Hotels, Resorts and Suites
  Occupancy ...................................                          73.2%                  -2.6%   pts.
  Average daily rate ..........................                     $   155.47                  +5.2%
  REVPAR ......................................                     $   113.76                  +1.5%

Ritz-Carlton
  Occupancy ...................................                          71.2%                  -6.6%   pts.
  Average daily rate ..........................                     $   289.25                 +11.0%
  REVPAR ......................................                     $   205.95                  +1.6%

Renaissance Hotels, Resorts and Suites
  Occupancy ...................................                          70.5%                  -2.0%   pts.
  Average daily rate ..........................                     $   150.23                  +4.5%
  REVPAR ......................................                     $   105.89                  +1.6%

Residence Inn
  Occupancy ...................................                          79.5%                  -1.0%   pts.
  Average daily rate ..........................                     $   110.42                  +6.1%
  REVPAR ......................................                     $    87.77                  +4.7%

Courtyard
  Occupancy ...................................                          73.5%                  -1.1%   pts.
  Average daily rate ..........................                     $   102.60                  +6.5%
  REVPAR ......................................                     $    75.44                  +4.9%

Fairfield Inn
  Occupancy ...................................                          62.7%                  -2.0%   pts.
  Average daily rate ..........................                     $    62.76                  +4.9%
  REVPAR ......................................                     $    39.32                  +1.6%

Across Marriott's full-service lodging brands (Marriott Hotels, Resorts and Suites, Ritz-Carlton and Renaissance Hotels, Resorts and Suites), REVPAR for comparable company-operated U.S. properties grew by an average of 1.6 percent in the 2001 first quarter. Average room rates for these hotels rose nearly 5.5 percent, while occupancy declined 2.8 percentage points to 72.7 percent.

Our domestic select-service and extended-stay brands (Fairfield Inn, Courtyard, Residence Inn, SpringHill Suites and TownePlace Suites) have added a net of 154 properties, primarily franchises, since the first quarter of 2000. REVPAR for comparable properties increased 4.9 percent while occupancy decreased 1.2 percentage points and average room rates increased 6.6 percent.

Results for international lodging operations were favorable as a result of profit growth in Asia, Europe, and the Middle East. In addition, 26 percent of our worldwide rooms opened in the 2001 first quarter were outside of the U.S.

Marriott Vacation Club International posted substantial profit growth in the 2001 first quarter on a 19 percent increase in contract sales. Results reflected strong demand at resorts in California, Hawaii, Utah, Florida and Aruba. Note sale gains of $13 million compared to $7 million in the prior year also contributed to stronger comparisons. We sold $62 million in notes compared to $52 million in the year ago quarter, and we benefited from wider financing spreads.

The overall lodging profit margin, before other revenues and other costs from managed properties, declined versus the year earlier quarter. Margins were impacted by higher sales and marketing costs in the timeshare brands, as well as newly leased properties that have not yet reached stabilized occupancy levels.

Marriott Senior Living Services (SLS) posted 11 percent sales growth in the 2001 first quarter, reflecting a four percentage point increase in occupancy for comparable communities to 85 percent. The company operates 152 facilities (25,800 units).

Marriott Distribution Services (MDS) posted an 18 percent increase in sales in the 2001 first quarter reflecting the commencement of new contracts in 2001 and increased sales from contracts established in 2000. Operating profit of $2 million compared favorably to an operating loss of $12 million in the first quarter 2000, due to the prior year write-off of the $15 million investment in a contract with Boston Market, Inc., offset by operating inefficiencies due to the commencement of new contracts.

Corporate activity. Interest expense in first quarter 2001 decreased by $1 million reflecting slightly lower average borrowings. Interest income increased substantially to $16 million for the quarter, due to income associated with higher loan balances, including the loans made to the Courtyard joint venture in the fourth quarter of 2000. Corporate expenses increased $4 million reflecting the $6 million write-off of an investment in a technology partner and $3 million associated with the start-up of Avendra, LLC, offset by the reversal of a long-standing $10 million insurance reserve related to a lawsuit at one of our hotels. Because recent events confirmed that this exposure is now negligible, we reversed the reserve during the quarter. The effective income tax rate decreased from 37.0 percent to 36.5 percent primarily due to the increased proportion of operations in countries with lower effective tax rates and the impact of the tax advantaged investments we have made in recent years.

Avendra LLC. In January 2001 we contributed our hospitality procurement business into a newly formed joint venture, together with the procurement business of Hyatt Hotels Corporation. The joint venture, Avendra LLC, is an independent professional procurement services company serving the North American hospitality market and selected industries. Bass Hotels and Resorts, Inc., ClubCorp USA Inc., and Fairmont Hotels and Resorts, Inc. joined Avendra LLC in May 2001.

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

Cash and equivalents totaled $370 million at March 23, 2001, an increase of $36 million from year end 2000. Net income is stated after recording depreciation expense of $29 million and $26 million for the twelve weeks ended March 23, 2001 and March 24, 2000, respectively, and after amortization expense of $17 million and $15 million, respectively, for the same time periods. EBITDA for the twelve weeks ended March 23, 2001 increased by $45 million, or 21 percent, to $258 million. The increase reflects growth in lodging operations and the impact of the prior year $15 million write-off of our investment contract in our
Distribution Services business.   EBITDA is an indicator of operating
performance, which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles.

Net cash provided by investing activities totaled $36 million for the twelve weeks ended March 23, 2001, and consisted primarily of the disposition of eight lodging properties, offset by capital expenditures for lodging properties and notes receivable advances.

We purchased 1.2 million shares of our Class A Common Stock in the twelve weeks ended March 23, 2001, at a cost of $48 million. As of March 23, 2001, we were authorized by our Board of Directors to repurchase an additional 18.4 million shares.

In April 1999, January 2000 and January 2001, we filed "universal shelf" registration statements with the Securities and Exchange Commission in the amounts of $500 million, $300 million and $300 million, respectively. As of March 23, 2001, we had offered and sold to the public $600 million of debt securities under these registration statements, leaving a balance of $500 million available for future offerings.

In January 2001, we issued, through a private placement, $300 million of 7% senior unsecured notes, due 2008, and received net proceeds of $297 million. We have agreed to promptly make and complete a registered exchange offer for these notes and, if required, to implement a resale registration statement. If we fail to do so on a timely basis, we will pay additional interest to the holders of these notes.

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

There have been no material changes to our exposures to market risk since December 29, 2000.

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

     99             Forward-Looking Statements.


(b)  Reports on Form 8-K

     None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARRIOTT INTERNATIONAL, INC.

                                       4th day of May, 2001

                                       /s/ Arne M. Sorenson
                                       _______________________
                                       Arne M. Sorenson
                                       Executive Vice President and
                                       Chief Financial Officer


                                       /s/ Linda A. Bartlett
                                       ________________________
                                       Linda A. Bartlett
                                       Vice President and Controller
                                       (Principal Accounting Officer)