Form 10-Q
period 2001-06-15
MARRIOTT INTERNATIONAL INC /MD/
filed 2001-07-27
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 15, 2001                  Commission File No. 1-13881



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


                           Yes [X]       No [_]


                                                             Shares outstanding
        Class                                                 at July 13, 2001
-------------------------                                 ----------------------
Class A Common Stock,                                            244,705,593
     $0.01 par value

                         MARRIOTT INTERNATIONAL, INC.
                                     INDEX

                                                                                                           Page No.
                                                                                                          -----------
                 Forward-Looking Statements.............................................................        3

Part I.          Financial Information (Unaudited):

                    Condensed Consolidated Statements of Income -
                       Twelve and Twenty-Four Weeks Ended June 15, 2001 and June 16, 2000...............        4

                    Condensed Consolidated Balance Sheet -
                       as of June 15, 2001 and December 29, 2000........................................        5

                    Condensed Consolidated Statement of Cash Flows -
                       Twenty-Four Weeks Ended June 15, 2001 and June 16, 2000..........................        6

                    Notes to Condensed Consolidated Financial Statements................................        7

                    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations........................................................       15

                    Quantitative and Qualitative Disclosures About Market Risk..........................       21



Part II.         Other Information and Signatures:

                    Legal Proceedings...................................................................       22

                    Changes in Securities...............................................................       22

                    Defaults Upon Senior Securities.....................................................       22

                    Submission of Matters to a Vote of Security Holders.................................       22

                    Other Information...................................................................       22

                    Exhibits and Reports on Form 8-K....................................................       23

                    Signatures..........................................................................       24

Forward-Looking Statements

When used throughout this report, the words "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms, timeshare units, senior living accommodations and corporate apartments; our ability to obtain new operating contracts and franchise agreements; our ability to develop and maintain positive relations with current and potential hotel and senior living community owners; the effect of international, national and regional economic conditions, including the duration and severity of the current economic downturn in the United States; the availability of capital to allow us and potential hotel owners to fund investments; the effect that internet hotel reservation channels may have on rates that we are able to charge for hotel rooms; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 filed herewith. Given these uncertainties, we caution you not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                         MARRIOTT INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in millions, except per share amounts)
                                  (Unaudited)


                                                            Twelve weeks ended                  Twenty-four weeks ended
                                                       --------------------------------   ---------------------------------
                                                          June 15,           June 16,        June 15,           June 16,
                                                            2001               2000            2001               2000
                                                       ---------------   ---------------  ---------------   ---------------

SALES
     Management and franchise fees...................  $           227   $           229  $           431   $           418
     Distribution services...........................              397               381              758               688
     Other...........................................              508               480              975               897
                                                       ---------------   ---------------  ---------------   ---------------
                                                                 1,132             1,090            2,164             2,003
     Other revenues from managed properties..........            1,301             1,301            2,710             2,555
                                                       ---------------   ---------------  ---------------   ---------------
                                                                 2,433             2,391            4,874             4,558
OPERATING COSTS AND EXPENSES
     Distribution services...........................              394               375              753               694
     Other...........................................              499               468              946               869
                                                       ---------------   ---------------  ---------------   ---------------
                                                                   893               843            1,699             1,563
     Other costs from managed properties.............            1,301             1,301            2,710             2,555
                                                       ---------------   ---------------  ---------------   ---------------
                                                                 2,194             2,144            4,409             4,118
                                                       ---------------   ---------------  ---------------   ---------------
OPERATING PROFIT BEFORE CORPORATE EXPENSES AND
 INTEREST                                                          239               247              465               440
Corporate expenses...................................              (29)              (25)             (59)              (51)
Interest expense.....................................              (27)              (27)             (49)              (50)
Interest income......................................               20                 5               36                10
                                                       ---------------   ---------------  ---------------   ---------------
INCOME BEFORE INCOME TAXES...........................              203               200              393               349
Provision for income taxes...........................               73                74              142               129
                                                       ---------------   ---------------  ---------------   ---------------
NET INCOME...........................................  $           130   $           126  $           251   $           220
                                                       ===============   ===============  ===============   ===============

DIVIDENDS DECLARED PER SHARE.........................  $          .065   $           .06  $          .125   $          .115
                                                       ===============   ===============  ===============   ===============

EARNINGS PER SHARE
     Basic Earnings Per Share........................  $           .53   $           .53  $          1.03   $           .91
                                                       ===============   ===============  ===============   ===============
     Diluted Earnings Per Share......................  $           .50   $           .50  $           .97   $           .87
                                                       ===============   ===============  ===============   ===============



           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)

                                                                                    June 15,                December 29,
                                                                                      2001                     2000
                                                                              --------------------     ---------------------
                                  ASSETS                                           (Unaudited)
Current assets
 Cash and equivalents.....................................................    $                674     $                 334
 Accounts and notes receivable............................................                     760                       728
 Inventory................................................................                     104                        97
 Other....................................................................                     297                       256
                                                                              --------------------     ---------------------
                                                                                             1,835                     1,415
                                                                              --------------------     ---------------------

Property and equipment....................................................                   3,163                     3,241
Intangibles...............................................................                   1,812                     1,833
Investments in affiliates.................................................                     796                       747
Notes and other receivables...............................................                     759                       661
Other.....................................................................                     425                       340
                                                                              --------------------     ---------------------
                                                                              $              8,790     $               8,237
                                                                              ====================     =====================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable.........................................................    $                708     $                 660
 Other....................................................................                   1,060                     1,257
                                                                              --------------------     ---------------------
                                                                                             1,768                     1,917
                                                                              --------------------     ---------------------

Long-term debt............................................................                   1,909                     2,016
Other long-term liabilities...............................................                   1,107                     1,037
Convertible debt..........................................................                     405                         -
Shareholders' equity
 ESOP preferred stock.....................................................                       -                         -
 Class A common stock, 255.6 million shares issued........................                       3                         3
 Additional paid-in capital...............................................                   3,445                     3,590
 Retained earnings........................................................                     985                       851
 Unearned ESOP shares.....................................................                    (411)                     (679)
 Treasury stock, at cost..................................................                    (360)                     (454)
 Accumulated other comprehensive income...................................                     (61)                      (44)
                                                                              --------------------     ---------------------
                                                                                             3,601                     3,267
                                                                              --------------------     ---------------------
                                                                              $              8,790     $               8,237
                                                                              ====================     =====================


           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in millions)
                                  (Unaudited)



                                                                                           Twenty-four weeks ended
                                                                               ---------------------------------------------
                                                                                      June 15,                 June 16,
                                                                                        2001                     2000
                                                                               --------------------     --------------------

OPERATING ACTIVITIES
   Net income..............................................................    $                251     $                220
   Adjustments to reconcile to cash provided by operations:
       Depreciation and amortization.......................................                      96                       87
       Income taxes and other..............................................                      95                      103
       Timeshare activity, net.............................................                    (143)                     (73)
       Working capital changes.............................................                    (115)                     (62)
                                                                               --------------------     --------------------
   Cash provided by operations.............................................                     184                      275
                                                                               --------------------     --------------------

INVESTING ACTIVITIES
   Dispositions............................................................                     361                      294
   Capital expenditures....................................................                    (251)                    (455)
   Note advances...........................................................                     (82)                     (88)
   Note collections and sales..............................................                      34                       21
   Other...................................................................                    (145)                    (103)
                                                                               --------------------     --------------------
   Cash used in investing activities.......................................                     (83)                    (331)
                                                                               --------------------     --------------------
FINANCING ACTIVITIES
   Commercial paper activity, net..........................................                    (424)                     (21)
   Issuance of convertible debt............................................                     405                        -
   Issuance of other long-term debt........................................                     313                      304
   Repayment of other long-term debt.......................................                      (9)                      (7)
   Issuance of Class A common stock........................................                      57                       14
   Dividends paid..........................................................                     (29)                     (27)
   Purchase of treasury stock..............................................                     (74)                    (286)
                                                                               --------------------     --------------------
   Cash provided by (used in) financing activities.........................                     239                      (23)
                                                                               --------------------     --------------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS................................                     340                      (79)
CASH AND EQUIVALENTS, beginning of period..................................                     334                      489
CASH AND EQUIVALENTS, end of period........................................    --------------------     --------------------
                                                                               $                674     $                410
                                                                               ====================     ====================


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

     The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. You should, however read the financial statements in this report in conjunction with the consolidated financial statements and notes to those financial statements included in our Annual Report on Form 10-K (our Annual Report) for the fiscal year ended December 29, 2000. Capitalized terms not otherwise defined in this quarterly report have the meanings specified in our Annual Report.

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

     In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 15, 2001 and December 29, 2000, the results of operations for the twelve and twenty-four weeks ended June 15, 2001 and June 16, 2000 and cash flows for the twenty-four weeks ended June 15, 2001 and June 16, 2000. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities included in these financial statements.


2.   Revenue Recognition
     -------------------
     Our sales include (1) management and franchise fees, (2) sales from our distribution services business, (3) sales from lodging properties and senior living communities owned or leased by us, and sales made by our other businesses; and (4) certain other revenues from properties managed by us. Management fees comprise a base fee, which is a percentage of the revenues of hotels or senior living communities, and an incentive fee, which is based on unit profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit hotel owners and operators to use certain of our brand names. Other revenues from managed properties include direct and indirect costs that are reimbursed to us by lodging and senior living community owners for properties that we manage. Other revenues include revenues from hotel properties and senior living communities that we own or lease, along with sales from our timeshare and ExecuStay businesses.

     We recognize base fees as revenue when earned in accordance with the contract. In interim periods we recognize incentive fees that would be due as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us. As of June 15, 2001 we have recognized $126 million of incentive management fees, retention of which is dependent on achievement of hotel profitability for the balance of the year at levels specified in a number of our management contracts.

     Distribution Services: We recognize revenue from our distribution services business when goods have been shipped and title passes to the customer in accordance with the terms of the applicable distribution contract.

     Timeshare: We recognize revenue from timeshare interest sales in accordance with Statement of Financial Accounting Standards (FAS) No. 66, "Accounting for Sales of Real Estate." We recognize sales when a minimum of 10 percent of the purchase price for the timeshare interval has been received, the period of cancellation with refund has expired, receivables are collectible and certain minimum sales and construction levels have been attained.

     Owned and Leased Units: We recognize room sales and revenues from guest services for our owned and leased units, including ExecuStay, when rooms are occupied and services have been rendered.


     Franchise Revenue: We recognize franchise fee revenues in accordance with FAS No. 45, "Accounting for Franchise Fee Revenue." Franchise fees are recognized as revenue in each accounting period as fees are earned and become receivable from the franchisee.

     Other Revenues from Managed Properties: We recognize other revenues from managed properties when we incur the related reimbursable costs.

  We recognized sales in the twelve and twenty-four weeks ended June 15, 2001 and June 16, 2000 as shown in the following table. Lodging includes our full service, select service, extended stay, and timeshare business segments.



                                                                        Twelve weeks ended
                                                     ----------------------------------------------------------
                                                                           June 15, 2001
                                                     ----------------------------------------------------------
                                                                      Senior
                                                                      Living         Distribution
Sales                                                  Lodging       Services          Services          Total
                                                     -----------   ------------   ---------------    ---------
($ in millions)
Management and franchise fees...........             $    219     $        8         $          -      $    227
Other...................................                  433             75                  397           905
                                                     --------     ----------         ------------      --------
                                                          652             83                  397         1,132

Other revenues from managed
  properties............................                1,220             81                    -         1,301
                                                     --------     ----------         ------------      --------
                                                     $  1,872     $      164         $        397      $  2,433
                                                     ========     ==========         ============      ========
Operating costs and expenses

Operating costs.........................             $    421     $       78         $        394      $    893
Other costs from managed
  properties............................                1,220             81                    -         1,301
                                                     --------     ----------         ------------      --------
                                                        1,641            159                  394         2,194
                                                     --------     ----------         ------------      --------
Operating profit before
  corporate expenses and
  interest..............................             $    231     $        5         $          3      $    239
                                                     ========     ==========         ============      ========

                                                     ----------------------------------------------------------
                                                                            June 16, 2000
                                                     ----------------------------------------------------------
                                                                      Senior
                                                                      Living         Distribution
Sales                                                   Lodging      Services          Services          Total
                                                     -----------   ------------   ---------------    ---------
($ in millions)
Management and franchise fees...........             $      222      $        7         $       -      $    229
Other...................................                    412              68               381           861
                                                     ----------      ----------         ---------      --------
                                                            634              75               381         1,090
Other revenues from managed
   properties...........................                  1,226              75                 -         1,301
                                                     ----------      ----------         ---------      --------
                                                     $    1,860      $      150         $     381      $  2,391
                                                     ==========      ==========         =========      ========
Operating costs and expenses

Operating costs.........................             $      390      $       78         $     375      $    843
Other costs from managed
  properties............................                  1,226              75                 -         1,301
                                                     ----------      ----------         ---------      --------
                                                          1,616             153               375         2,144
                                                     ----------      ----------         ---------      --------
Operating profit before
  corporate expenses and
  interest..............................             $      244      $       (3)        $       6      $    247
                                                     ==========      ==========         =========      ========


                                                                          Twenty-four weeks ended
                                                         ----------------------------------------------------------
                                                                               June 15, 2001
                                                         ----------------------------------------------------------
                                                                          Senior
                                                                          Living        Distribution
Sales                                                      Lodging       Services         Services         Total
                                                         -----------   ------------   ---------------    ---------
($ in millions)

Management and franchise fees...........                 $     415       $     16       $         -        $    431
Other...................................                       824            151                758          1,733
                                                         ---------       --------       ------------       --------
                                                             1,239            167                758          2,164
Other revenues from managed
  properties............................                     2,548            162                  -          2,710
                                                         ---------       --------       ------------       --------
                                                         $   3,787       $    329       $        758       $  4,874
                                                         =========       ========       ============       ========
Operating costs and expenses

Operating costs.........................                 $     785       $    161       $        753       $  1,699
Other costs from managed
  properties............................                     2,548            162                  -          2,710
                                                         ---------       --------       ------------       --------
                                                             3,333            323                753          4,409
                                                         ---------       --------       ------------       --------
Operating profit before
  corporate expenses and
  interest..............................                 $     454       $      6       $          5       $    465
                                                         =========       ========       ============       ========

                                                         -----------------------------------------------------------
                                                                               June 16, 2000
                                                         -----------------------------------------------------------
                                                                          Senior
                                                                          Living        Distribution
Sales                                                      Lodging       Services         Services         Total
                                                         -----------   ------------   ---------------    ---------
($ in millions)
Management and franchise fees...........                 $     405       $     13       $         -        $     418
Other...................................                       755            142               688            1,585
                                                         ---------       --------       -----------        ---------
                                                             1,160            155               688            2,003
Other revenues from managed
  properties............................                     2,411            144                 -            2,555
                                                         ---------       --------       -----------        ---------
                                                         $   3,571       $    299       $       688        $   4,558
                                                         =========       ========       ===========        =========
Operating costs and expenses

Operating costs.........................                 $     713       $    156       $       694        $   1,563
Other costs from managed
  properties............................                     2,411            144                 -            2,555
                                                         ---------       --------       -----------        ---------
                                                             3,124            300               694            4,118
                                                         ---------       --------       -----------        ---------
Operating profit before
  corporate expenses and
  interest..............................                 $     447       $     (1)      $        (6)       $     440
                                                         =========       ========       ===========        =========

3.  Earnings Per Share
    ------------------
    The following table reconciles the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                                  Twelve weeks ended                   Twenty-four weeks ended
                                                        ------------------------------------    ------------------------------------

                                                            June 15,            June 16,            June 15,            June 16,
                                                              2001                2000                2001                2000
                                                        ----------------    ----------------    ----------------    ----------------
Computation of Basic Earnings Per Share

 Net income.........................................      $          130      $          126      $          251      $          220
 Weighted average shares outstanding................               243.9               239.7               243.7               241.9
                                                        ----------------    ----------------    ----------------    ----------------

 Basic Earnings Per Share...........................      $          .53      $          .53      $         1.03      $          .91
                                                        ================    ================    ================    ================

Computation of Diluted Earnings Per Share

 Net income.........................................      $          130      $          126      $          251      $          220
 After-tax interest expense on convertible
  debt..............................................                   1                   -                   1                   -
                                                        ----------------    ----------------    ----------------    ----------------
 Net income for diluted earnings per share..........      $          131      $          126      $          252      $          220
                                                        ================    ================    ================    ================

 Weighted average shares outstanding................               243.9               239.7               243.7               241.9

 Effect of Dilutive Securities
  Employee stock option plan....................                     8.1                 7.0                 8.4                 6.5
  Deferred stock incentive plan.................                     5.3                 5.1                 5.3                 5.1
 Convertible debt...................................                 3.0                   -                 1.5                   -
                                                        ----------------    ----------------    ----------------    ----------------
 Shares for diluted earnings per share..............               260.3               251.8               258.9               253.5
                                                        ================    ================    ================    ================

 Diluted Earnings Per Share.........................      $          .50      $          .50      $          .97      $          .87
                                                        ================    ================    ================    ================

    We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We use the if-converted method for convertible debt.

4.   Frequent Guest Program
     ----------------------
     We accrue for the cost of redeeming points awarded to members of our frequent guest program based on the discounted expected costs of redemption. The liability for this program was $598 million at June 15, 2001 and $554 million at December 29, 2000, of which $373 million and $310 million, respectively, are included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

5.   Dispositions
     ------------
     In the first quarter of 2001, we closed on sales of eight lodging properties and one senior living community for cash proceeds of $241 million, resulting in gains of $5 million. We recognized $4 million of the gain and the balance will be recognized as certain contingencies in the sales contracts expire. We will continue to operate seven of these hotels under long-term management agreements.

     In the second quarter of 2001, we sold four lodging properties for $102 million. We will continue to operate the hotels under long-term management agreements. In connection with the sale, the buyer terminated lease agreements for three properties sold and leased back to us in 1997 and 1998. We now manage these three previously leased properties under long-term management agreements, and gains on the sale of these properties of $5 million were recognized in the second quarter as a result of the lease cancellations.

     In the second quarter of 2001 we sold land, at book value, for $31 million to a joint venture which plans to build two resort hotels in Orlando, Florida, for $547 million. We will provide development services and have guaranteed completion of the project. The initial owners of the venture have the right to sell 20 percent of the venture's equity to us upon the opening of the hotels. At opening we also expect to hold approximately $120 million in mezzanine loans that we have agreed to advance to the joint venture. We have provided the venture with additional credit facilities for certain amounts due under the first mortgage loan and to provide for limited minimum returns to the equity investors in the early years of the project, although we expect fundings under such support to be less than $5 million.

6.   Comprehensive Income
     --------------------
     Total comprehensive income was $119 million and $127 million, respectively, for the twelve weeks ended June 15, 2001 and June 16, 2000 and $234 million and $216 million, respectively, for the twenty-four weeks ended June 15, 2001 and June 16, 2000. The principal difference between net income and total comprehensive income relates to foreign currency translation adjustments.

7.   New Accounting Standards
     ------------------------
     In the first quarter of 2001, we adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which resulted in no material impact to our financial statements.

     We will adopt FAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002. The new rules require that goodwill is not amortized, but is reviewed annually for impairment. We estimate that adoption of FAS No. 142 will result in an annual increase in net income of approximately $30 million.

8.   Business Segments
     -----------------
     We are a diversified hospitality company with operations in six business segments: Full Service, which includes Marriott Hotels, Resorts and Suites, Ritz-Carlton, Renaissance Hotels, Resorts and Suites, Ramada International and the fees we receive for the use of the Ramada name in the United States and Canada; Select Service, which includes Courtyard, Fairfield Inn and SpringHill Suites; Extended Stay, which includes Residence Inn, TownePlace Suites, ExecuStay and Marriott Executive Apartments; Timeshare, which includes the operation, ownership, development and marketing of Marriott's timeshare properties under the Marriott, Ritz-Carlton Club and Horizons brands; Senior Living Services (SLS), which includes the operation, ownership and development of senior living communities; and Marriott Distribution Services (MDS), which includes our wholesale food distribution business. We evaluate the performance of our segments based primarily on operating profit before corporate expenses and interest. We do not allocate income taxes at the segment level.

     We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels, and the regulatory business environment of the brands and operations within each segment.

     The following table outlines our sales and operating profit by business segment for the twelve and twenty-four weeks ended June 15, 2001 and June 16, 2000.

                                                     Twelve weeks ended                         Twenty-four weeks ended
                                             -------------------------------------         ---------------------------------------
                                                June 15, 2001       June 16, 2000           June 15, 2001          June 16, 2000
                                             ------------------     --------------         ----------------    -------------------
($ in millions)

Sales
   Full Service.................................  $      1,254      $       1,302          $         2,598          $       2,529
   Select Service...............................           222                214                      434                    405
   Extended Stay................................           161                156                      300                    281
   Timeshare....................................           235                188                      455                    356
                                                   -----------      -------------          ---------------          -------------

   Total Lodging................................         1,872              1,860                    3,787                  3,571
   Senior Living Services.......................           164                150                      329                    299
   Distribution Services........................           397                381                      758                    688
                                                   -----------      -------------          ---------------          -------------
                                                  $      2,433      $       2,391          $         4,874          $       4,558
                                                   ===========      =============          ===============          =============

Operating profit (loss) before corporate expenses and interest

   Full Service.................................  $        127      $         133          $           244          $         250
   Select Service...............................            43                 54                       88                     92
   Extended Stay................................            22                 22                       40                     35
   Timeshare....................................            39                 35                       82                     70
                                                   -----------      -------------          ---------------          -------------

   Total Lodging................................           231                244                      454                    447
   Senior Living Services.......................             5                 (3)                       6                     (1)
   Distribution Services........................             3                  6                        5                     (6)
                                                   -----------      -------------          ---------------          -------------
                                                  $        239      $         247          $           465          $         440
                                                   ===========      =============          ===============          =============

     Sales of Distribution Services do not include sales (made at market terms and conditions) to our other business segments of $41 million and $43 million for the twelve weeks ended June 15, 2001 and June 16, 2000, respectively, and $80 million and $82 million for the twenty-four weeks ended June 15, 2001 and June 16, 2000.


9.   Contingencies
     -------------
     We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees were limited, in the aggregate, to $500 million at June 15, 2001, including guarantees involving major customers, with minimal expected funding. In addition, we have made physical completion guarantees relating to three hotel properties with minimal expected funding. As of June 15, 2001, we had extended approximately $1,126 million of loan commitments to owners of lodging properties and senior living communities under which we currently expect to fund approximately $330 million by December 28, 2001, and $595 million in total. Letters of credit outstanding on our behalf at June 15, 2001, totaled $55 million, the majority of which related to our self-insurance programs. At June 15, 2001, we had repurchase obligations of $55 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse.

     New World Development and another affiliate of Dr. Henry Cheng Kar-Shun, a director of the Company, have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $59 million.

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

     The claim includes allegations of: (i) national, non-competitive contracts and attendant kick-back schemes; (ii) concealing transactions with affiliates; (iii) false entries in the books and manipulation of accounts payable and receivable; (iv) excessive compensation schemes and fraudulent expense accounts; (v) charges of prohibited overhead costs to the project; (vi) charges of prohibited procurement costs; (vii) inflation of Group Service Expense; (viii) the use of prohibited or falsified revenues; (ix) attempts to oust Green Isle from ownership; (x) creating a financial crisis and then attempting to exploit it by seeking an economically oppressive contract in connection with a loan; (xi) providing incorrect cash flow figures, and failing to appropriately reveal and explain revised cash flow figures.

     The complaint seeks as damages the $140 million which Green Isle claims to have invested in the hotel (which includes $85 million in third party debt), which the plaintiffs seek to treble to $420 million under RICO and the Robinson-Patman Act.

     On May 25, 2001, defendants moved to dismiss the complaint or, alternatively, to stay or transfer. Green Isle has not yet responded to the motion. On June 25, 2001, Green Isle filed its Chapter 11 Bankruptcy Petition in the Southern district of Florida.

10.  Convertible Debt
     ----------------
     On May 8, 2001 we received gross proceeds of $405 million from the sale of zero-coupon convertible senior notes due 2021, known as LYONs.

     The LYONs are convertible into approximately 6.4 million shares of our Class A common stock and will carry a yield to maturity of 0.75 percent. We may not redeem the LYONs prior to May 8, 2004, but may at the option of the holders be required to purchase the LYONs at their accreted value on May 8 of each of 2002, 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or common shares.

     We are amortizing the issuance costs of the LYONs into interest expense over the one-year period ending May 8, 2002. The LYONs are classified as long-term based on our ability and intent to refinance the obligation with long-term debt if we are required to repurchase the LYONs.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the twelve and twenty-four weeks ended June 15, 2001 and June 16, 2000. Revenue per available room (REVPAR) is calculated by dividing room sales for comparable properties by room nights available to guests for the period. We consider REVPAR to be a meaningful indicator of our performance because it measures the period over period growth in room revenues for comparable properties. REVPAR may not be comparable to similarly titled measures such as revenues. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based upon U.S. properties operated by us, except that data for Fairfield Inn also include comparable franchised units.

Twelve Weeks Ended June 15, 2001 Compared to Twelve Weeks Ended June 16, 2000
-----------------------------------------------------------------------------

We reported net income of $130 million for the 2001 second quarter on sales of $2,433 million. This represents a three percent increase in net income and a two percent increase in sales over the second quarter of 2000. Diluted earnings per share of $.50 was unchanged from the 2000 second quarter. Systemwide sales of $4.8 billion for the quarter were also unchanged from the prior year.

Marriott Lodging reported a five percent decrease in operating profit while sales increased slightly to $1,872 million. Systemwide lodging sales remained the same as the second quarter 2000 at $4.2 billion.

We added a total of 67 lodging properties (10,700 units) during the second quarter of 2001, and deflagged two properties (221 units), increasing our total properties to 2,228 (411,987 units). Properties by brand (excluding 7,400 rental units relating to ExecuStay) are as indicated in the following table.

                                                                  Properties as of June 15, 2001
                                                   ------------------------------------------------------------
                                                        Company-operated                   Franchised
                                                   ---------------------------   ------------------------------
                                                    Properties       Rooms        Properties         Rooms
                                                   ------------   ------------   ------------    --------------
Marriott Hotels, Resorts and Suites............         245         108,737           168            46,716
Ritz-Carlton...................................          41          13,592             -                 -
Renaissance Hotels, Resorts and Suites.........          81          31,100            33            11,104
Ramada International...........................           5           1,068            65            11,261
Residence Inn..................................         130          17,240           242            26,543
Courtyard......................................         284          44,290           253            31,798
Fairfield Inn..................................          52           7,526           412            36,758
TownePlace Suites..............................          32           3,392            58             5,811
SpringHill Suites..............................          13           1,925            56             5,553
Marriott Vacation Club International...........          49           5,840             -                 -
Marriott Executive Apartments and other........           9           1,733             -                 -
                                                   --------       ---------      --------      ------------
     Total.....................................         941         236,443         1,287           175,544
                                                   ========       =========      ========      ============

Across our Lodging brands, REVPAR for comparable company-operated U.S. properties declined by an average of 4.4 percent in the second quarter 2001. Occupancy declined 5.5 percentage points to 75.8 percent, while average room rates rose 2.5 percent.

Occupancy, average daily rate and REVPAR for each of our principal established brands are shown in the following table.

                                                                        Twelve weeks
                                                                            ended                Change vs.
                                                                        June 15, 2001               2000
                                                                     -------------------      ----------------
Marriott Hotels, Resorts and Suites
  Occupancy................................................                    75.8%             -5.8%  pts.
  Average daily rate.......................................              $   152.08              +1.7%
  REVPAR...................................................              $   115.24              -5.6%

Ritz-Carlton
  Occupancy................................................                    74.8%             -7.4%  pts.
  Average daily rate.......................................              $   280.94              +9.6%
  REVPAR...................................................              $   210.04              -0.3%

Renaissance Hotels, Resorts and Suites
  Occupancy................................................                    72.6%             -4.8%  pts.
  Average daily rate.......................................              $   144.46              -0.6%
  REVPAR...................................................              $   104.90              -6.7%

Residence Inn
  Occupancy................................................                    80.1%             -5.5%  pts.
  Average daily rate.......................................              $   109.09              +1.5%
  REVPAR...................................................              $    87.38              -5.1%

Courtyard
  Occupancy................................................                    76.5%             -5.1%  pts.
  Average daily rate.......................................              $   103.46              +4.5%
  REVPAR...................................................              $    79.17              -2.1%

Fairfield Inn
  Occupancy................................................                    69.8%             -4.4%  pts.
  Average daily rate.......................................              $    63.88              +3.9%
  REVPAR...................................................              $    44.57              -2.3%

Across our full-service lodging brands (Marriott Hotels, Resorts and Suites, Ritz-Carlton and Renaissance Hotels, Resorts and Suites), REVPAR for comparable company-operated U.S. properties declined by an average of 5.1 percent in the 2001 second quarter. Average room rates increased 2.2 percent, while occupancy declined 5.7 percentage points.

Our domestic select-service and extended-stay brands (Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites and SpringHill Suites) added a net of 40 hotel properties, primarily franchises, during the second quarter of 2001. REVPAR for comparable properties declined by an average of 2.9 percent. Occupancy decreased 5.1 percentage points, while average room rates rose 3.5 percent.

Results for international lodging operations continued to be favorable in the 2001 second quarter, reflecting margin control as well as new unit additions. The growth was slightly offset by the impact of the weakness in the Euro.

Marriott Vacation Club International posted an 11 percent increase in operating profit in the second quarter of 2001 on a 17 percent increase in contract sales. Results reflect strong demand at timeshares in Hawaii, California and Florida. In addition, during the second quarter we acquired the Grand Summit property in Lake Tahoe, California. Note sale gains of $13 million in the quarter, compared to $6 million in the year ago quarter, also contributed to stronger comparisons.

The overall lodging profit margin, before other revenues and other costs from managed properties, declined 3.1 percent versus the year earlier quarter. Margins were impacted by higher sales and marketing costs in the timeshare brands, lower margins in the ExecuStay business, the move of several hotels from owned to managed units and lower incentive fees related to the Courtyard joint venture. The lower incentive fees were offset by higher interest income associated with the loans made to the joint venture.

Marriott Senior Living Services (SLS) posted nine percent sales growth in the 2001 second quarter, reflecting a two percentage point increase in occupancy for comparable communities to 85 percent. SLS posted operating profits of $5 million compared to a $3 million loss a year ago, as a result of improved occupancy rates and lower pre-opening costs.

Marriott Distribution Services (MDS) reported a four percent increase in sales in the 2001 second quarter, while profits declined to $3 million from $6 million due to the decline in business from a significant customer. Although a substantial amount of this business has been replaced, there were operating inefficiencies associated with the new accounts.

Corporate activity. Interest expense of $27 million remained the same as the year ago quarter, reflecting a slight increase in borrowings, offset by lower interest rates. Interest income increased by $15 million to $20 million in the 2001 second quarter due to income associated with higher loan balances, including loans made to the Courtyard joint venture in the fourth quarter of 2000. Corporate expenses increased $4 million reflecting the $7 million write-off of an investment in a technology partner, a $1 million foreign exchange loss compared to a $3 million gain in the prior year, partially offset by a $7 million gain from the sale of two affordable housing tax credit investments.
The effective tax rate decreased to 36 percent in the second quarter as a result of modifications related to our deferred compensation plan and the impact of increased income in countries with lower effective tax rates.

Twenty-Four Weeks Ended June 15, 2001 Compared to Twenty-Four Weeks Ended June
------------------------------------------------------------------------------
16, 2000
--------

We reported net income of $251 million for the first half of 2001 on sales of $4,874 million. This represents a 14 percent increase in net income and a seven percent increase in sales over the same period in 2000. Diluted earnings per share of $.97 for the first half of the year increased 11 percent compared to 2000. Overall profit growth in 2001 was favorably impacted by a $15 million pretax charge, recorded in the first quarter of 2000, related to the write-off of a contract investment by our distribution services business. Systemwide sales increased to $9.5 billion.

Marriott Lodging reported a slight increase in operating profit to $454 million, on six percent higher sales. Systemwide lodging sales increased to $8.4 billion.

We added a total of 129 lodging properties (22,200 units) during the first half of 2001, and deflagged four properties (700 units).

Across our Lodging brands, REVPAR for comparable company-operated U.S. properties declined by an average of 1.2 percent in the first half of 2001. Occupancy declined 3.8 percentage points to 74.3 percent, while average room rates rose 3.9 percent.



                                                                    Twenty-four
                                                                    Weeks ended            Change vs.
                                                                   June 15, 2001             2000
                                                                -----------------        --------------
Marriott Hotels, Resorts and Suites
  Occupancy................................................             74.5%                -4.2%    pts.
  Average daily rate.......................................     $     153.33                 +3.2%
  REVPAR...................................................     $     114.26                 -2.2%

Ritz-Carlton
  Occupancy................................................             73.4%                -7.0%    pts.
  Average daily rate.......................................     $     284.09                +10.1%
  REVPAR...................................................     $     208.52                 +0.5%

Renaissance Hotels, Resorts and Suites
  Occupancy................................................             71.6%                -3.4%    pts.
  Average daily rate.......................................     $     147.31                 +1.9%
  REVPAR...................................................     $     105.40                 -2.7%

Residence Inn
  Occupancy................................................             79.8%                -3.3%    pts.
  Average daily rate.......................................     $     109.75                 +3.7%
  REVPAR...................................................     $      87.58                 -0.4%

Courtyard
  Occupancy................................................             75.0%                -3.1%    pts.
  Average daily rate.......................................     $     103.04                 +5.4%
  REVPAR...................................................     $      77.30                 +1.2%

Fairfield Inn
  Occupancy................................................             65.9%                -3.2%    pts.
  Average daily rate.......................................     $      63.32                 +4.4%
  REVPAR...................................................     $      41.74                 -0.5%

Across our full-service lodging brands (Marriott Hotels, Resorts and Suites, Ritz-Carlton and Renaissance Hotels, Resorts and Suites), REVPAR for comparable company-operated U.S. properties declined by an average of two percent during the first half of 2001. Occupancy fell 4.3 percentage points, while average room rates increased 3.7 percent.

Our domestic select-service and extended-stay brands (Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites) added a net of 157 hotel properties, primarily franchises, since the second quarter of 2000. During the first half of 2001, REVPAR for these brands increased slightly, reflecting a 3.1 percentage point decline in occupancy and a 4.9 percent increase in the average room rate.

Results for international lodging operations were favorable as a result of profit growth in Europe and Asia as well as new unit growth.

Marriott Vacation Club International posted favorable profit growth during the first half of 2001 on an 18 percent increase in contract sales. Results reflect continued solid demand in California, Hawaii and Florida. Note sale gains of $27 million compared to $12 million in the prior year also contributed to stronger comparisons. We sold $129 million in notes in the first half of 2001 compared to $90 million in the prior year period and we benefited from wider financing spreads.

The overall lodging profit margin, before other revenues and other costs from managed properties, declined in the first half of 2001 versus the same period in the prior year. Margins were impacted by higher sales and marketing costs in the timeshare brands, lower margins in the ExecuStay business, the move of several hotels from owned to managed units and lower incentive fees related to the Courtyard joint venture. The lower incentive fees are offset by higher interest income associated with the loans made to the joint venture.

Marriott Senior Living Services posted a 10 percent increase in sales in the first half of 2001, reflecting an increase in occupancy for comparable communities to 85 percent. SLS posted operating profits of $6 million, compared to a loss of $1 million a year ago. The favorable comparison was positively impacted by costs incurred in the first half of 2000 related to start-up inefficiencies for new properties, higher pre-opening expenses and write-offs associated with development cancellations. We operate 152 facilities (25,900 units).

Marriott Distribution Services posted a 10 percent increase in sales in the first half of 2001, reflecting the commencement of new contracts in 2001 and increased sales from contracts established in 2000. Operating profit of $5 million compared favorably to a loss of $6 million in the first half of 2000, due to the prior year write-off of the $15 million investment in a contract with Boston Market, Inc., offset by operating inefficiencies resulting from the commencement of new contracts.

Corporate activity. Interest expense decreased slightly to $49 million, reflecting lower interest rates, offset by a slight increase in borrowings. Interest income increased substantially to $36 million in the first half of 2001, due to income associated with higher loan balances, including the loans made to the Courtyard joint venture in the fourth quarter of 2000. Corporate expenses increased $8 million, reflecting the $13 million write-off of two investments in technology partnerships, $5 million associated with the start-up of Avendra LLC, and lower foreign exchange gains, offset by the $7 million gain from the sale of two affordable housing tax credit investments and the reversal of a long-standing $10 million insurance reserve related to a lawsuit at one of our hotels. The reversal of the reserve was as a result of us being approached in the first quarter by plaintiffs' counsel, who indicated that a settlement could be reached in an amount that would be covered by insurance. We determined that it was no longer probable that the loss contingency would result in a material outlay by us and accordingly, we reversed the reserve during the first quarter. The effective tax rate decreased to 36 percent as a result of modifications related to our deferred compensation plan and the impact of increased income in countries with lower effective tax rates.

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

LIQUIDITY AND CAPITAL RESOURCES

We have credit facilities totaling $2 billion, which support our commercial paper program and letters of credit. At June 15, 2001, we had substantial available borrowing capacity under the credit facilities together with cash balances of $674 million. We consider these resources, together with cash expected to be generated by operations, adequate to meet our short-term and long-term liquidity requirements, to finance our long-term growth plans, and to meet debt service and other cash requirements. We monitor the status of the capital markets, and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans.

Cash and equivalents totaled $674 million at June 15, 2001, an increase of $340 million from year-end 2000. Cash balances increased due to temporary levels of excess cash on hand following the recent issuance of convertible debt. Cash provided by operations decreased 33 percent compared to the same period in 2000 as a result of timeshare activity and changes in working capital associated with timing differences. Net income is stated after recording depreciation expense of $61 million and $55 million for the twenty-four weeks ended June 15, 2001 and June 16, 2000, respectively, and after amortization expense of $35 million and $32 million, respectively, for the same time periods. Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) for the twenty-four weeks ended June 15, 2001 of $538 million increased by $52 million, or 11 percent compared to the same period in 2000. EBITDA is an indicator of operating performance which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by accounting principles generally accepted in the United States.

Net cash used in investing activities totaled $83 million for the twenty-four weeks ended June 15, 2001, and consisted of capital expenditures for lodging properties, note advances and the net impact of tax related investment transactions, offset by disposition proceeds primarily from the sale of 13 hotels and one senior living community.

We purchased 1.9 million shares of our Class A Common Stock in the twenty-four weeks ended June 15, 2001, at a cost of $75 million. As of June 15, 2001, we had been authorized by our Board of Directors to repurchase an additional 17.7 million shares.

In April 1999, January 2000 and January 2001, we filed "universal shelf" registration statements with the Securities and Exchange Commission in the amounts of $500 million, $300 million and $300 million, respectively. As of June 15, 2001, we had offered and sold to the public under these registration statements, $300 million of debt securities at 7-7/8%, due 2009 and $300 million at 8-1/8%, due 2005, leaving a balance of $500 million available for future offerings.

In January 2001, we issued, through a private placement, $300 million of 7% senior unsecured notes, due 2008, and received net proceeds of $297 million. We have agreed to promptly make and complete a registered exchange offer for these notes and, if required, to implement a resale registration statement. If we fail to do so on a timely basis, we will pay additional interest to the holders of these notes. The registered exchange offer is expected to be completed in the second half of 2001 and significant additional interest payments are not anticipated.

In 1996, MDS became the exclusive provider of distribution services to Einstein/Noah Bagel Corp. (ENBC), which operates over 450 bagel shops in 29 states and the District of Columbia. In March 2000, ENBC disclosed that its independent auditors had expressed substantial doubt about ENBC's ability to continue as a going concern, due to its inability to meet certain financial obligations. On April 27, 2000, ENBC and its majority-owned operating subsidiary filed voluntary bankruptcy petitions for protection under Chapter 11 of the Federal Bankruptcy code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix. On April 28, 2000, the Court approved a $31 million debtor-in-possession credit facility to allow for operation of the companies during reorganization, and also approved the payment in the ordinary course of business of prepetition trade creditor claims, including those of MDS, subject to recovery by the debtors under certain circumstances. On July 27, 2000, the Bankruptcy court extended an order approving ENBC's assumption of the MDS contract. MDS continues to distribute to ENBC and has been receiving full payment in accordance with the terms of its contractual agreement. On June 19, 2001, ENBC was acquired by New World Coffee-Manhattan Bagel Inc. and the contract was assumed by the new owner.

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

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

We held our Annual Meeting of Shareholders on May 4, 2001. The shareholders (1) re-elected directors Richard E. Marriott, Gilbert M. Grosvenor, and Harry J. Pearce to terms of office expiring at the 2004 Annual Meeting of Shareholders;
(2) ratified the appointment of Arthur Andersen LLP as independent auditors; and
(3) defeated a shareholder proposal to adopt cumulative voting for the election of directors. The following table sets forth the votes cast with respect to each of these matters.

---------------------------------------------------------------------------------------------------------------
                MATTER                         FOR              AGAINST            WITHHELD          ABSTAIN
---------------------------------------------------------------------------------------------------------------
Re-election of Richard E. Marriott          2,118,954,160                             20,336,020
---------------------------------------------------------------------------------------------------------------
Re-election of Gilbert M. Grosvenor         2,118,460,460                             20,829,720
---------------------------------------------------------------------------------------------------------------
Re-election of Harry J. Pearce              2,104,970,680                             34,319,500
---------------------------------------------------------------------------------------------------------------
Ratification of appointment of Arthur
 Andersen LLP as independent auditors       2,102,756,980         26,939,160                          9,594,040
---------------------------------------------------------------------------------------------------------------
Proposal to adopt cumulative voting
 for the election of directors                333,327,900      1,511,930,810                         86,617,100
---------------------------------------------------------------------------------------------------------------

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



                                       MARRIOTT INTERNATIONAL, INC.

                                       27/th/ day of July, 2001


                                       /s/ Arne M. Sorenson
                                       -----------------------
                                       Arne M. Sorenson
                                       Executive Vice President and
                                       Chief Financial Officer


                                       /s/ Linda A. Bartlett
                                       -----------------------
                                       Linda A. Bartlett
                                       Vice President and Controller
                                       (Principal Accounting Officer)