Form 10-Q
period 2001-09-07
MARRIOTT INTERNATIONAL INC /MD/
filed 2001-10-19
CIK 1048286

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 7, 2001              Commission File No. 1-13881



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


                              Yes [x]      No [_]



                                                          Shares outstanding
           Class                                          at October 5, 2001
----------------------------                         ---------------------------
   Class A Common Stock,                                     241,518,145
     $0.01 par value

                         MARRIOTT INTERNATIONAL, INC.
                                     INDEX

                                                                                                           Page No.
                                                                                                        -------------

                 Forward-Looking Statements.........................................................          3

Part I.          Financial Information (Unaudited):

                    Condensed Consolidated Statements of Income -
                       Twelve and Thirty-Six Weeks Ended September 7, 2001
                       and September 8, 2000........................................................          4

                    Condensed Consolidated Balance Sheet -
                       as of September 7, 2001 and December 29, 2000................................          5

                    Condensed Consolidated Statement of Cash Flows -
                       Thirty-Six Weeks Ended September 7, 2001 and September 8, 2000...............          6

                    Notes to Condensed Consolidated Financial Statements............................          7

                    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations....................................................         16

                    Quantitative and Qualitative Disclosures About Market Risk......................         23



Part II.         Other Information and Signatures:

                    Legal Proceedings...............................................................         24

                    Changes in Securities...........................................................         24

                    Defaults Upon Senior Securities.................................................         24

                    Submission of Matters to a Vote of Security Holders.............................         24

                    Other Information...............................................................         24

                    Exhibits and Reports on Form 8-K................................................         25

                    Signatures......................................................................         26

Forward-Looking Statements

When used throughout this report, the words "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms, timeshare units, senior living accommodations and corporate apartments; our ability to obtain new operating contracts and franchise agreements; our ability to develop and maintain positive relations with current and potential hotel and senior living community owners; the effect of international, national and regional economic conditions, including the duration and severity of the current economic downturn in the United States and the aftermath of the September 11, 2001 terrorist attacks on New York and Washington; the availability of capital to allow us and potential hotel owners to fund investments; the effect that internet hotel reservation channels may have on rates that we are able to charge for hotel rooms; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 filed herewith. Given these uncertainties, we caution you not to place undue reliance on such statements.
We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                         MARRIOTT INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in millions, except per share amounts)
                                  (Unaudited)


                                                           Twelve weeks ended                     Thirty-six weeks ended
                                                    ---------------------------------      -----------------------------------
                                                     September 7,       September 8,        September 7,         September 8,
                                                        2001                2000                2001                2000
                                                    -------------      --------------      --------------       --------------
SALES
     Management and franchise fees...............   $         187      $          215      $          618       $          633
     Distribution services.......................             385                 356               1,143                1,044
     Other.......................................             503                 473               1,478                1,370
                                                    -------------      --------------      --------------       --------------
                                                            1,075               1,044               3,239                3,047
     Other revenues from managed properties......           1,270               1,259               3,980                3,814
                                                    -------------      --------------      --------------       --------------
                                                            2,345               2,303               7,219                6,861
OPERATING COSTS AND EXPENSES
     Distribution services.......................             384                 351               1,137                1,045
     Other.......................................             513                 477               1,459                1,346
                                                    -------------      --------------      --------------       --------------
                                                              897                 828               2,596                2,391
     Other costs from managed properties.........           1,270               1,259               3,980                3,814
                                                    -------------      --------------      --------------       --------------
                                                            2,167               2,087               6,576                6,205
                                                    -------------      --------------      --------------       --------------
OPERATING PROFIT BEFORE CORPORATE EXPENSES AND
 INTEREST........................................             178                 216                 643                  656
Corporate expenses...............................             (13)                (29)                (72)                 (80)
Interest expense.................................             (26)                (22)                (75)                 (72)
Interest income..................................              23                   9                  59                   19
                                                    -------------      --------------      --------------       --------------
INCOME BEFORE INCOME TAXES.......................             162                 174                 555                  523
Provision for income taxes.......................              61                  64                 203                  193
                                                    -------------      --------------      --------------       --------------
NET INCOME.......................................   $         101      $          110      $          352       $          330
                                                    =============      ==============      ==============       ==============

DIVIDENDS DECLARED PER SHARE.....................   $        .065      $          .06      $          .19       $         .175
                                                    =============      ==============      ==============       ==============

EARNINGS PER SHARE
     Basic Earnings Per Share....................   $         .41      $          .46      $         1.44       $         1.37
                                                    =============      ==============      ==============       ==============
     Diluted Earnings Per Share..................   $         .39      $          .43      $         1.36       $         1.30
                                                    =============      ==============      ==============       ==============

           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)

                                                                                   September 7,              December 29,
                                                                                       2001                      2000
                                                                              --------------------     ---------------------
                                  ASSETS                                           (Unaudited)
Current assets
 Cash and equivalents.....................................................         $           874          $            334
 Accounts and notes receivable............................................                     660                       728
 Inventory................................................................                     101                        97
 Other....................................................................                     313                       256
                                                                              --------------------     ---------------------
                                                                                             1,948                     1,415
                                                                              --------------------     ---------------------

Property and equipment....................................................                   3,110                     3,241
Intangibles...............................................................                   1,801                     1,833
Investments in affiliates.................................................                     828                       747
Notes and other receivables...............................................                     900                       661
Other.....................................................................                     433                       340
                                                                              --------------------     ---------------------
                                                                                   $         9,020          $          8,237
                                                                              ====================     =====================


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable.........................................................         $           732          $            660
 Other....................................................................                   1,113                     1,257
                                                                              --------------------     ---------------------
                                                                                             1,845                     1,917
                                                                              --------------------     ---------------------

Long-term debt............................................................                   1,912                     2,016
Other long-term liabilities...............................................                   1,222                     1,037
Convertible debt..........................................................                     406                         -
Shareholders' equity
 ESOP preferred stock.....................................................                       -                         -
 Class A common stock, 255.6 million shares issued........................                       3                         3
 Additional paid-in capital...............................................                   3,426                     3,590
 Retained earnings........................................................                   1,062                       851
 Unearned ESOP shares.....................................................                    (372)                     (679)
 Treasury stock, at cost..................................................                    (425)                     (454)
 Accumulated other comprehensive income...................................                     (59)                      (44)
                                                                              --------------------     ---------------------
                                                                                             3,635                     3,267
                                                                              --------------------     ---------------------
                                                                                   $         9,020          $          8,237
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

                         MARRIOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in millions)
                                  (Unaudited)

                                                                                            Thirty-six weeks ended
                                                                               ---------------------------------------------
                                                                                  September 7, 2001        September 8, 2000
                                                                               --------------------     --------------------
OPERATING ACTIVITIES
   Net income..............................................................         $           352           $          330
   Adjustments to reconcile to cash provided by operations:
       Depreciation and amortization.......................................                     147                      134
       Income taxes and other..............................................                     151                      198
       Timeshare activity, net.............................................                    (218)                    (122)
       Working capital changes.............................................                      16                       73
                                                                               --------------------     --------------------
   Cash provided by operations.............................................                     448                      613
                                                                               --------------------     --------------------

INVESTING ACTIVITIES
   Dispositions............................................................                     508                      381
   Capital expenditures....................................................                    (360)                    (627)
   Note advances...........................................................                    (147)                    (118)
   Note collections and sales..............................................                      42                       29
   Other...................................................................                    (169)                    (160)
                                                                               --------------------     --------------------
   Cash used in investing activities.......................................                    (126)                    (495)
                                                                               --------------------     --------------------

FINANCING ACTIVITIES
   Commercial paper activity, net..........................................                    (423)                    (239)
   Issuance of convertible debt............................................                     405                        -
   Issuance of other long-term debt........................................                     316                      332
   Repayment of other long-term debt.......................................                     (13)                     (10)
   Issuance of Class A common stock........................................                      69                       30
   Dividends paid..........................................................                     (45)                     (41)
   Purchase of treasury stock..............................................                     (91)                    (301)
                                                                               --------------------     --------------------
   Cash provided by (used in) financing activities.........................                     218                     (229)
                                                                               --------------------     --------------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS................................                     540                     (111)
CASH AND EQUIVALENTS, beginning of period..................................                     334                      489
                                                                               --------------------     --------------------
CASH AND EQUIVALENTS, end of period........................................         $           874           $          378
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

     In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 7, 2001 and December 29, 2000, the results of operations for the twelve and thirty-six weeks ended September 7, 2001 and September 8, 2000 and cash flows for the thirty-six weeks ended September 7, 2001 and September 8, 2000. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities included in these financial statements.

     Revenue Recognition

     Our sales include (1) management and franchise fees, (2) sales from our distribution services business, (3) sales from lodging properties and senior living communities owned or leased by us, and sales made by our other businesses; and (4) certain other revenues from properties managed by us. Management fees comprise a base fee, which is a percentage of the revenues of hotels or senior living communities, and an incentive fee, which is generally based on unit profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit hotel owners and operators to use certain of our brand names. Other revenues from managed properties include direct and indirect costs that are reimbursed to us by lodging and senior living community owners for properties that we manage. Other revenues include revenues from hotel properties and senior living communities that we own or lease, along with sales from our timeshare and ExecuStay businesses.

  We recognize base fees as revenue when earned in accordance with the contract. In interim periods we recognize incentive fees that would be due as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us. As of September 7, 2001 we have recognized $165 million of incentive management fees, retention of which is dependent on achievement of hotel profitability for the balance of the year at levels specified in a number of our management contracts.

  Distribution Services: We recognize revenue from our distribution services business when goods have been shipped and title passes to the customer in accordance with the terms of the applicable distribution contract.

  Timeshare: We recognize revenue from timeshare interest sales in accordance with Statement of Financial Accounting Standards (FAS) No. 66, "Accounting for Sales of Real Estate." We recognize sales when a minimum of 10 percent of the purchase price for the timeshare interval has been received, the period of cancellation with refund has expired, receivables are deemed collectible and certain minimum sales and construction levels have been attained.

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

  We recognized sales in the twelve and thirty-six weeks ended September 7, 2001 and September 8, 2000 as shown in the following table. Lodging includes our full service, select service, extended stay, and timeshare business segments.



                                                                         Twelve weeks ended
                                 ---------------------------------------------------------------------------------------------------
                                            September 7, 2001                                          September 8, 2000
                                 ------------------------------------------------    -----------------------------------------------
Sales                                       Senior Living   Distribution                      Senior Living   Distribution
                                  Lodging     Services        Services     Total    Lodging     Services        Services      Total
                                 --------- --------------- -------------- --------  --------- --------------- -------------- -------
($ in millions)

Management and franchise
  fees......................       $  179         $  8           $  -      $  187    $  207          $  8            $  -     $  215
Other.......................          429           74            385         888       409            64             356        829
                                 --------- --------------- -------------- --------  --------- --------------- -------------- -------
                                      608           82            385       1,075       616            72             356      1,044

Other revenues from managed
  properties................        1,187           83              -       1,270     1,178            81               -      1,259
                                 --------- --------------- -------------- --------  --------- --------------- -------------- -------
                                   $1,795         $165           $385      $2,345    $1,794          $153            $356     $2,303
                                 ========= =============== ============== ========  ========= =============== ============== =======
Operating costs and expenses

Operating costs.............       $  434         $ 79           $384      $  897    $  400          $ 77            $351     $  828
Other costs from managed
  properties................        1,187           83              -       1,270     1,178            81               -      1,259
                                 --------- --------------- -------------- --------  --------- --------------- -------------- -------
                                    1,621          162            384       2,167     1,578           158             351      2,087
                                 --------- --------------- -------------- --------  --------- --------------- -------------- -------
Operating profit before
  corporate expenses and
  interest..................       $  174         $  3           $  1      $  178    $  216          $ (5)           $  5     $  216
                                 ========= =============== ============== ========  ========= =============== ============== =======


                                                                         Thirty-six weeks ended
                                 ---------------------------------------------------------------------------------------------------
                                            September 7, 2001                                          September 8, 2000
                                 ------------------------------------------------    -----------------------------------------------
Sales                                       Senior Living   Distribution                      Senior Living   Distribution
                                  Lodging     Services        Services     Total    Lodging     Services        Services      Total
                                 --------- --------------- -------------- --------  --------- --------------- -------------- -------
($ in millions)

Management and franchise
  fees......................       $  594         $ 24         $    -      $  618    $  612          $ 21          $    -     $  633
Other.......................        1,253          225          1,143       2,621     1,164           206           1,044      2,414
                                 --------- --------------- -------------- --------  --------- --------------- -------------- -------
                                    1,847          249          1,143       3,239     1,776           227           1,044      3,047

Other revenues from managed
  properties................        3,735          245              -       3,980     3,589           225               -      3,814
                                 --------- --------------- -------------- --------  --------- --------------- -------------- -------
                                   $5,582         $494         $1,143      $7,219    $5,365          $452          $1,044     $6,861
                                 ========= =============== ============== ========  ========= =============== ============== =======
Operating costs and expenses

Operating costs.............       $1,219         $240         $1,137      $2,596    $1,113          $233          $1,045     $2,391
Other costs from managed
  properties................        3,735          245              -       3,980     3,589           225               -      3,814
                                 --------- --------------- -------------- --------  --------- --------------- -------------- -------
                                    4,954          485          1,137       6,576     4,702           458           1,045      6,205
                                 --------- --------------- -------------- --------  --------- --------------- -------------- -------
Operating profit before
  corporate expenses and
  interest..................       $  628         $  9         $    6      $  643    $  663          $ (6)         $   (1)    $  656
                                 ========= =============== ============== ========  ========= =============== ============== =======

2.   Earnings Per Share
     ------------------
     The following table reconciles the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                                  Twelve weeks ended                   Thirty- six weeks ended
                                                        ------------------------------------    ------------------------------------
                                                           September 7,        September 8,        September 7,        September 8,
                                                               2001                2000                2001                2000
                                                        ----------------    ----------------    ----------------    ----------------
Computation of Basic Earnings Per Share

 Net income.........................................      $          101      $          110      $          352      $          330
 Weighted average shares outstanding................               244.8               240.1               244.1               241.3
                                                        ----------------    ----------------    ----------------    ----------------

 Basic Earnings Per Share...........................      $          .41      $          .46      $         1.44      $         1.37
                                                        ================    ================    ================    ================

Computation of Diluted Earnings Per Share

 Net income.........................................      $          101      $          110      $          352      $          330
 After-tax interest expense on convertible
   debt.............................................                   2                   -                   3                   -
                                                        ----------------    ----------------    ----------------    ----------------
 Net income for diluted earnings per share..........      $          103      $          110      $          355      $          330
                                                        ================    ================    ================    ================

 Weighted average shares outstanding................               244.8               240.1               244.1               241.3

 Effect of Dilutive Securities
      Employee stock purchase plan..................                   -                   -                 0.1                 0.1
      Employee stock option plan....................                 8.3                 8.6                 8.5                 7.2
      Deferred stock incentive plan.................                 5.3                 5.5                 5.3                 5.5
 Convertible debt...................................                 6.4                   -                 3.1                   -
                                                        ----------------    ----------------    ----------------    ----------------
 Shares for diluted earnings per share..............               264.8               254.2               261.1               254.1
                                                        ================    ================    ================    ================

 Diluted Earnings Per Share.........................      $          .39      $          .43      $         1.36      $         1.30
                                                        ================    ================    ================    ================

     We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We use the if-converted method for convertible debt.

3.   Frequent Guest Program
     ----------------------
     We accrue the cost of redeeming points awarded to members of our frequent guest program based on the discounted expected costs of redemption. The liability for this program was $611 million at September 7, 2001 and $554 million at December 29, 2000, of which $390 million and $310 million, respectively, are included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

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

     In the second quarter of 2001, we sold four lodging properties for $102 million. We will continue to operate the hotels under long-term management agreements. In the second quarter of 2001, in connection with the sale, the buyer terminated lease agreements for three properties sold and leased back to us in 1997 and 1998. In the third quarter of 2001, an additional six lease agreements were terminated. We now manage these nine previously leased properties under long-term management agreements, and gains on the sale of these properties of $5 million were recognized in both the second quarter and third quarter as a result of the lease cancellations.

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

     In the third quarter of 2001, we sold two lodging properties, and some undeveloped land, for cash proceeds of $146 million, resulting in gains of $7 million. We recognized $1 million of the gain and the balance will be recognized as certain contingencies in the sales contracts expire. We will continue to operate the two hotels under long-term management agreements.

5.   Comprehensive Income
     --------------------
     Total comprehensive income was $103 million and $109 million, respectively, for the twelve weeks ended September 7, 2001 and September 8, 2000 and $337 million and $325 million, respectively, for the thirty-six weeks ended September 7, 2001 and September 8, 2000. The principal difference between net income and total comprehensive income relates to foreign currency translation adjustments.

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

7.   Business Segments
     -----------------
     We are a diversified hospitality company with operations in six business segments:

     . Full Service Lodging, which includes Marriott Hotels, Resorts and Suites, The Ritz-Carlton Hotels, Renaissance Hotels, Resorts and Suites, Ramada International and the fees we receive for the use of the Ramada name in the United States and Canada;
     . Select Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites;
     . Extended Stay Lodging, which includes Residence Inn, TownePlace Suites, ExecuStay and Marriott Executive Apartments;
     . Timeshare, which includes the operation, ownership, development and marketing of Marriott's timeshare properties under the Marriott, Ritz-Carlton Club and Horizons brands;
     . Senior Living Services, which includes the operation, ownership and development of senior living communities; and
     . Distribution Services, which includes our wholesale food distribution business.

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

The following table outlines our sales and operating profit by business segment for the twelve and thirty-six weeks ended September 7, 2001 and September 8, 2000.

                                                            Twelve weeks ended                         Thirty-six weeks ended
                                                  --------------------------------------       -------------------------------------
                                                     September 7,       September 8,               September 7,      September 8,
                                                         2001               2000                       2001              2000
                                                  -----------------  -------------------       ------------------  -----------------
($ in millions)
Sales

   Full Service..............................             $1,163                $1,216                   $3,761              $3,745
   Select Service............................                207                   214                      641                 619
   Extended Stay.............................                157                   173                      457                 454
   Timeshare.................................                268                   191                      723                 547
                                                  -----------------  -------------------       ------------------  -----------------

   Total Lodging.............................              1,795                 1,794                    5,582               5,365
   Senior Living Services....................                165                   153                      494                 452
   Distribution Services.....................                385                   356                    1,143               1,044
                                                  -----------------  -------------------       ------------------  -----------------
                                                          $2,345                $2,303                   $7,219              $6,861
                                                  =================  ===================       ==================  =================
Operating profit (loss) before corporate
   expenses and interest

   Full Service..............................             $   70                $  104                   $  314              $  354
   Select Service............................                 45                    47                      133                 139
   Extended Stay.............................                 21                    32                       61                  67
   Timeshare.................................                 38                    33                      120                 103
                                                  -----------------  -------------------       ------------------  -----------------

   Total Lodging.............................                174                   216                      628                 663
   Senior Living Services....................                  3                    (5)                       9                  (6)
   Distribution Services.....................                  1                     5                        6                  (1)
                                                  -----------------  -------------------       ------------------  -----------------
                                                          $  178                $  216                   $  643              $  656
                                                  =================  ===================       ==================  =================

     Sales of Distribution Services do not include sales (made at market terms and conditions) to our other business segments of $37 million and $40 million for the twelve weeks ended September 7, 2001 and September 8, 2000, respectively, and $117 million and $123 million for the thirty-six weeks ended September 7, 2001 and September 8, 2000.

8.   Contingencies
     -------------
     We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees were limited, in the aggregate, to $556 million at September 7, 2001, including guarantees involving major customers. We are currently unable to estimate the impact that the recent terrorist attacks on New York and Washington could have on the extent to which we may fund under these guarantees. In addition, we have made physical completion guarantees relating to three hotel properties with minimal expected funding. As of September 7, 2001, we had extended approximately $940 million of loan commitments to owners of lodging properties and senior living communities under which we currently expect to fund approximately $230 million by December 28, 2001, and $528 million in total. Letters of credit outstanding on our behalf at September 7, 2001, totaled $69 million, the majority of which related to our self-insurance programs. At

  September 7, 2001, we had repurchase obligations of $54 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse.

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

  The claim includes allegations of: (i) national, non-competitive contracts and attendant kick-back schemes; (ii) concealing transactions with affiliates;
  (iii) false entries in the books and manipulation of accounts payable and receivable; (iv) excessive compensation schemes and fraudulent expense accounts; (v) charges of prohibited overhead costs to the project; (vi) charges of prohibited procurement costs; (vii) inflation of Group Service Expense; (viii) the use of prohibited or falsified revenues; (ix) attempts to oust Green Isle from ownership; (x) creating a financial crisis and then attempting to exploit it by seeking an economically oppressive contract in connection with a loan; (xi) providing incorrect cash flow figures and failing to appropriately reveal and explain revised cash flow figures.

  The complaint seeks as damages the $140 million which Green Isle claims to have invested in the hotel (which includes $85 million in third party debt), which the plaintiffs seek to treble to $420 million under RICO and the Robinson-Patman Act.

  On May 25, 2001, defendants moved to dismiss the complaint or, alternatively, to stay or transfer. Briefing of the motion is complete but oral argument has not yet been scheduled. On June 25, 2001, Green Isle filed its Chapter 11 Bankruptcy Petition in the Southern District of Florida.

9.   Convertible Debt
     ----------------
     On May 8, 2001 we received gross proceeds of $405 million from the sale of zero-coupon convertible senior notes due 2021, known as LYONs.

     The LYONs are convertible into approximately 6.4 million shares of our Class A common stock and carry a yield to maturity of 0.75 percent. We may not redeem the LYONs prior to May 8, 2004, but may at the option of the holders be required to purchase the LYONs at their accreted value on May 8 of each of 2002, 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A common stock.

     We are amortizing the issuance costs of the LYONs into interest expense over the one-year period ending May 8, 2002. The LYONs are classified as long-term based on our ability and intent to refinance the obligation with long-term debt if we are required to repurchase the LYONs.


10.  Subsequent Events
     -----------------
     The Company has been adversely affected in the aftermath of the recent terrorist attacks on New York and Washington. Since the attacks, our hotels have experienced significant short-term declines in occupancy compared to the prior year. At present, it is not possible to predict either the severity or duration of such declines in the medium- or long-term or the potential impact on the Company's results of operations, financial condition or cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the twelve and thirty-six weeks ended September 7, 2001 and September 8, 2000. Revenue per available room (REVPAR) is calculated by dividing room sales for comparable properties by room nights available to guests for the period. We consider REVPAR to be a meaningful indicator of our performance because it measures the period over period growth in room revenues for comparable properties. REVPAR may not be comparable to similarly titled measures such as revenues. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based upon U.S. properties operated by us, except that data for Fairfield Inn also include comparable franchised units.

Twelve Weeks Ended September 7, 2001 Compared to Twelve Weeks Ended September 8,
--------------------------------------------------------------------------------
2000
----

We reported net income of $101 million for the 2001 third quarter on sales of $2,345 million. This represents an eight percent decrease in net income and a two percent increase in sales compared to the third quarter of 2000. Diluted earnings per share of $.39 decreased by nine percent compared to the 2000 third quarter. Revenues, excluding other revenues from managed properties, of $1.1 billion for the quarter increased three percent over last year.

Marriott Lodging reported a 19 percent decrease in operating profit while sales increased slightly to $1,795 million. Lodging revenues, excluding other revenues from managed properties, of approximately $600 million were flat compared to the same quarter a year ago. Lodging revenues were impacted by the transfer of several hotels from owned to managed status and lower incentive fees resulting from lower REVPAR, offset by unit additions.

We added a total of 118 lodging properties (14,862 units) during the third quarter of 2001, and deflagged four properties (938 units), increasing our total properties to 2,342 (425,911 units). Properties by brand (excluding 7,171 rental units relating to ExecuStay) are as indicated in the following table.

                                                                    Properties as of September 7, 2001
                                                       -----------------------------------------------------------
                                                             Company-operated                  Franchised
                                                       ---------------------------   -----------------------------
                                                         Properties       Rooms        Properties         Rooms
                                                       ------------   ------------   -------------   -------------
Marriott Hotels, Resorts and Suites..................       246          109,316           176           48,501
Ritz-Carlton.........................................        43           14,073             -                -
Renaissance Hotels, Resorts and Suites...............        82           31,159            36           11,486
Ramada International.................................         5            1,068           124           17,405
Residence Inn........................................       132           17,524           248           27,068
Courtyard............................................       284           44,290           259           32,591
Fairfield Inn........................................        52            7,526           419           37,389
TownePlace Suites....................................        33            3,542            63            6,412
SpringHill Suites....................................        16            2,426            61            6,097
Marriott Vacation Club International.................        53            6,255             -                -
Marriott Executive Apartments and other..............        10            1,783             -                -
                                                       ------------   ------------   -------------   -------------
Total................................................       956          238,962         1,386          186,949
                                                       ============   ============   =============   =============

Across our Lodging brands, REVPAR for comparable company-operated U.S. properties declined by an average of 10.0 percent in the third quarter 2001. Occupancy declined 5.6 percentage points to 74.9 percent and average room rates declined 3.4 percent.

Occupancy, average daily rate and REVPAR for each of our principal established brands are shown in the following table.

                                                                Twelve weeks ended
                                                                 September 7, 2001             Change vs. 2000
                                                               --------------------           -----------------
Marriott Hotels, Resorts and Suites
  Occupancy................................................                74.8%                    -5.2%  pts.
  Average daily rate.......................................         $    133.05                     -5.4%
  REVPAR...................................................         $     99.49                    -11.6%

Ritz-Carlton
  Occupancy................................................                70.0%                    -8.5%  pts.
  Average daily rate.......................................         $    220.24                     +1.2%
  REVPAR...................................................         $    154.23                     -9.7%

Renaissance Hotels, Resorts and Suites
  Occupancy................................................                68.2%                    -7.1%  pts.
  Average daily rate.......................................         $    125.01                     -4.2%
  REVPAR...................................................         $     85.21                    -13.3%

Residence Inn
  Occupancy................................................                81.7%                    -4.6%  pts.
  Average daily rate.......................................         $    105.77                     -1.8%
  REVPAR...................................................         $     86.41                     -7.1%

Courtyard
  Occupancy................................................                75.5%                    -6.0%  pts.
  Average daily rate.......................................         $     97.81                     +0.4%
  REVPAR...................................................         $     73.85                     -7.0%

Fairfield Inn
  Occupancy................................................                72.9%                    -3.4%  pts.
  Average daily rate.......................................         $     65.07                     +1.3%
  REVPAR...................................................         $     47.47                     -3.2%

Across our full-service lodging brands (Marriott Hotels, Resorts and Suites, Ritz-Carlton and Renaissance Hotels, Resorts and Suites), REVPAR for comparable company-operated U.S. properties declined by an average of 11.6 percent in the 2001 third quarter. Average room rates decreased 4.7 percent and occupancy declined 5.7 percentage points.

Our domestic select-service and extended-stay brands (Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites and SpringHill Suites) added a net of 35 hotel properties, primarily franchises, during the third quarter of 2001. REVPAR for comparable properties declined by an average of 6.9 percent. Occupancy decreased 5.3 percentage points and average room rates declined slightly.

Our timeshare brands posted a 15 percent increase in operating profit in the third quarter of 2001 on a 57 percent increase in contract sales. Results reflect strong demand at timeshares in California and Florida, and the second quarter 2001 acquisition of the Grand Residence Club property in Lake Tahoe, California. Note sale gains of $13 million in the quarter, compared to $7 million in the year ago quarter, also contributed to stronger comparisons. The results were negatively impacted by higher sales and marketing costs.

The overall lodging profit margin, before other revenues and other costs from managed properties, declined 6.5 percentage points versus the year earlier quarter. Margins were impacted by lower REVPAR, the transfer of several hotels from owned to managed status, higher sales and marketing costs in the timeshare brands and lower margins in the ExecuStay business.

Marriott Senior Living Services (SLS) posted eight percent sales growth in the 2001 third quarter, reflecting a slight increase in occupancy for comparable communities to 85.8 percent. SLS posted operating profits of $3 million compared to a $5 million loss a year ago. The favorable comparison is due to costs incurred in 2000 related to development, start-up and debt associated with one facility developed by an unaffiliated third party, as well as cost control measures adopted in 2001.

Marriott Distribution Services reported an eight percent increase in sales in the 2001 third quarter and $1 million of operating profits, a decrease of $4 million from the prior year. The unfavorable variance is due to the decline in business from a significant customer. Although a substantial amount of this business has been replaced, there were operating inefficiencies associated with the new accounts.

Corporate activity. Interest expense increased 18 percent to $26 million reflecting an increase in borrowings, partially offset by lower interest rates. Interest income increased by $14 million to $23 million in the 2001 third quarter due to income associated with higher loan balances, including loans made to the Courtyard joint venture in the fourth quarter of 2000. Corporate expenses declined 55 percent in the third quarter to $13 million, primarily due to a $4 million gain on the sale of tax investments, the impact of cost containment initiatives and a $2 million decline in our net deferred compensation expense. The effective tax rate increased slightly to 37.5 percent in the third quarter as a result of modifications related to our deferred compensation plan, partially offset by the impact of increased income in countries with lower effective tax rates.

Thirty-Six Weeks Ended September 7, 2001 Compared to Thirty-Six Weeks Ended
---------------------------------------------------------------------------
September 8, 2000
-----------------

We reported net income of $352 million for the first three quarters of 2001 on sales of $7,219 million. This represents a seven percent increase in net income and an five percent increase in sales over the same period in 2000. Diluted earnings per share of $1.36 for the first three quarters of the year increased 5 percent compared to 2000. Overall profit growth in 2001 was favorably impacted by a $15 million pretax charge, recorded in 2000, related to the write-off of a contract investment by our distribution services business. Revenues, excluding other revenues from managed properties, of $3.2 billion for the first three quarters of 2001 increased six percent over last year.

Marriott Lodging reported a five percent decrease in operating profit to $628 million, on four percent higher sales. Lodging revenues, excluding other revenues from managed properties, of $1.8 billion increased four percent over last year.

We added a total of 251 lodging properties (37,080 units) during the first three quarters of 2001, and deflagged 8 properties (1,638 units).

Across our Lodging brands, REVPAR for comparable company-operated U.S. properties declined by an average of 4.1 percent in the first three quarters of 2001. Occupancy declined 4.3 percentage points to 74.6 percent, while average room rates rose 1.5 percent.

                                                                    Thirty-six
                                                                    weeks ended
                                                                 September 7, 2001             Change vs. 2000
                                                                -------------------           -----------------
Marriott Hotels, Resorts and Suites
  Occupancy................................................                 74.6%                   -4.5%   pts.
  Average daily rate.......................................          $    146.55                    +0.5%
  REVPAR...................................................          $    109.34                    -5.3%

Ritz-Carlton
  Occupancy................................................                 72.1%                   -7.6%   pts.
  Average daily rate.......................................          $    260.60                    +7.2%
  REVPAR...................................................          $    187.89                    -3.0%

Renaissance Hotels, Resorts and Suites
  Occupancy................................................                 70.4%                   -4.7%   pts.
  Average daily rate.......................................          $    140.12                    +0.2%
  REVPAR...................................................          $     98.67                    -6.0%

Residence Inn
  Occupancy................................................                 80.4%                   -3.7%   pts.
  Average daily rate.......................................          $    108.47                    +1.8%
  REVPAR...................................................          $     87.24                    -2.7%

Courtyard
  Occupancy................................................                 75.2%                   -4.1%   pts.
  Average daily rate.......................................          $    101.29                    +3.8%
  REVPAR...................................................          $     76.15                    -1.6%

Fairfield Inn
  Occupancy................................................                 68.3%                   -3.2%   pts.
  Average daily rate.......................................          $     63.94                    +3.2%
  REVPAR...................................................          $     43.65                    -1.5%

Across our full-service lodging brands (Marriott Hotels, Resorts and Suites, Ritz-Carlton and Renaissance Hotels, Resorts and Suites), REVPAR for comparable company-operated U.S. properties declined by an average of 5.1 percent during the first three quarters of 2001. Occupancy fell 4.7 percentage points, while average room rates increased one percent.

Our domestic select-service and extended-stay brands (Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites) added a net of 160 hotel properties, primarily franchises, since the third quarter of 2000. During the first three quarters of 2001,

REVPAR for these brands decreased 1.9 percent, reflecting a 3.9 percentage point decline in occupancy and a 3.1 percent increase in the average room rate.

Our timeshare brands posted a 17 percent increase in profit during the first three quarters of 2001 on a 32 percent increase in contract sales. Results reflect continued demand in California and Florida, and the second quarter 2001 acquisition of the Grand Residence Club property in Lake Tahoe, California. The profit from the development activity was negatively impacted by increased marketing and sales costs.

The overall lodging profit margin, before other revenues and other costs from managed properties, declined 3.3 percentage points in the first three quarters of 2001 versus the same period in the prior year. The decline in margin reflects lower incentive fees related to the Courtyard joint venture and the impact of lower RevPar, the transfer of several hotels from owned to managed status, higher sales and marketing costs in the timeshare brands and lower margins in the ExecuStay business. The lower incentive fees resulting from the Courtyard joint venture are offset by higher interest income associated with the loans made to the joint venture.

Marriott Senior Living Services posted a nine percent increase in sales in the first three quarters of 2001, reflecting a 2.5 percentage point increase in occupancy for comparable communities to 85.5 percent. The business posted operating profits of $9 million, compared to a loss of $6 million a year ago. The favorable comparison was positively impacted by costs incurred in 2000 related to start-up inefficiencies for new properties, debt associated with one facility developed by an unaffiliated third party, higher pre-opening expenses and write-offs associated with development cancellations. At September 7, 2001, we operated 152 facilities (25,742 units).

Marriott Distribution Services posted a nine percent increase in sales in the first three quarters of 2001, reflecting the commencement of new contracts in 2001 and increased sales from contracts established in 2000, partially offset by the decline in business from one significant customer. Operating profit of $6 million compared favorably to a loss of $1 million in the first three quarters of 2000, due to the prior year write-off of the $15 million investment in a contract with Boston Market, Inc., offset by operating inefficiencies resulting from the commencement of new contracts.

Corporate activity. Interest expense increased $3 million to $75 million, reflecting an increase in borrowings, partially offset by lower interest rates. Interest income increased substantially to $59 million in the first three quarters of 2001, due to income associated with higher loan balances, including the loans made to the Courtyard joint venture in the fourth quarter of 2000. Corporate expenses decreased $8 million, reflecting the $11 million gain from the sale of four affordable housing tax credit investments and the reversal of a long-standing $10 million insurance reserve related to a lawsuit at one of our hotels, lower expenses as a result of our cost containment initiatives, offset by the $13 million write-off of two investments in technology partnerships, lower deferred compensation expense, and lower foreign exchange gains. The reversal of the insurance reserve was as a result of us being approached in the first quarter by the plaintiffs' counsel, who indicated that a settlement could be reached in an amount that would be covered by insurance. We determined that it was no longer probable that the loss contingency would result in a material outlay by us and accordingly, we reversed the reserve during the first quarter. The effective tax rate decreased to 36.5 percent as a result of modifications related to our deferred compensation plan and the impact of increased income in countries with lower effective tax rates.

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

OUTLOOK FOR FOURTH QUARTER OF FISCAL 2001 AND FISCAL 2002

This outlook is based on preliminary indications only and actual results for the fourth quarter and fiscal 2001 may differ. See "Forward-Looking Statements" at the beginning of this report.

For the remainder of 2001, we expect our business environment to remain unusually challenging. For internal planning purposes, the Company is assuming that REVPAR for its fourth quarter will decline 25 to 35 percent from last year's fourth quarter. Although we cannot predict our fourth quarter earnings with confidence, based on these assumptions, fourth quarter earnings could be $0.20 to $0.30 per share.

Similarly, while the level of uncertainty is substantially higher for 2002 than would normally be expected at this time, we are basing our internal estimates on three to five percent lower REVPAR than 2001, or roughly 15 percent lower REVPAR than 2000 levels. Based on these assumptions, after taking into account $0.12 per share of incremental earnings from the new accounting rules relating to goodwill, our 2002 earnings per share could be roughly flat with 2001 levels, with quarterly earnings and REVPAR comparisons improving over the course of 2002.

We expect investment spending for the full year 2001 to be roughly the same as earlier forecasts, totaling $1.3 to $1.4 billion. We expect investment spending levels in 2002 to decline at least one-third compared to 2001.

As a result of current industry conditions, we anticipate that fundings under our guarantees and other charges related to our loan portfolio and employee severance could occur in the fourth quarter. We are not yet able to estimate the extent of any such fundings or charges.

See "Liquidity and Capital Resources" for a further discussion of our financial position and our liquidity.

LIQUIDITY AND CAPITAL RESOURCES

We have credit facilities, which support our commercial paper program and letters of credit. At September 7, 2001, our cash balances combined with our available borrowing capacity under the credit facilities was over $2 billion.
We consider these resources, together with cash expected to be generated by operations, adequate to meet our short-term and long-term liquidity requirements, to finance our long-term growth plans, and to meet debt service and other cash requirements. We monitor the status of the capital markets, and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans.

We expect that both the Company and the lodging industry will be adversely affected in the aftermath of the recent terrorist attacks on New York and Washington. Since the attacks, our hotels have experienced significant short-term declines in occupancy compared to the prior year. At present, it is not possible to predict either the severity or duration of such declines in the medium- or long-term. Weaker hotel performance would reduce management and franchise fees and could give rise to losses under loans, guarantees and minority investments that we have made in connection with hotels that we manage, which could, in turn, have an adverse impact on our financial performance. We are currently unable to estimate the impact that the terrorist attacks could have on our operations, liquidity, or capital resources.

Cash and equivalents totaled $874 million at September 7, 2001, an increase of $540 million from year-end 2000. Cash balances increased due to temporary levels of excess cash on hand following the issuance of convertible debt in the 2001 second quarter. Cash provided by operations decreased 27 percent compared to the same period in 2000 as a result of timeshare activity and changes in working capital associated with timing differences. Net income is stated after recording depreciation expense of $93 million and $84 million for the thirty-six weeks ended September 7, 2001 and September 8, 2000, respectively, and after amortization expense of $54 million and $50 million, respectively, for the same time periods. Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) for the thirty-six weeks ended September 7, 2001 of $777 million increased by $48 million, or seven percent, compared to the same period in 2000. EBITDA is an indicator of operating performance which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by accounting principles generally accepted in the United States.

Net cash used in investing activities totaled $126 million for the thirty-six weeks ended September 7, 2001, and consisted of capital expenditures for lodging properties, note advances and the net impact of tax related investment transactions, offset by proceeds from the disposition of real estate.

We purchased 3.9 million shares of our Class A common stock in the thirty-six weeks ended September 7, 2001, at a cost of $161 million. As of September 7, 2001, we had been authorized by our Board of Directors to repurchase an additional 15.7 million shares.

In April 1999, January 2000 and January 2001, we filed "universal shelf" registration statements with the Securities and Exchange Commission in the amounts of $500 million, $300 million and

$300 million, respectively. As of September 7, 2001, we had offered and sold to the public under these registration statements, $300 million of debt securities at 7 7/8%, due 2009 and $300 million at 8 1/8%, due 2005, leaving a balance of $500 million available for future offerings.

In January 2001, we issued, through a private placement, $300 million of 7% senior unsecured notes, due 2008, and received net proceeds of $297 million. We agreed to make and complete a registered exchange offer for these notes and, if required, to implement a resale registration statement. A registration statement for the exchange offer has been filed with the Securities and Exchange Commission but it is not yet effective. Under the terms of the note issue, we will pay additional interest to the holders of these notes if we fail to complete the registered exchange offer on a timely basis. We expect the registered exchange offer to be completed in the fourth quarter of 2001 and while we will make some additional interest payments, we do not expect those payments to be significant.

On May 8, 2001, we issued zero-coupon convertible senior notes due 2021, known as LYONs. The LYONs are convertible into approximately 6.4 million shares of our Class A common stock and carry a yield to maturity of 0.75 percent.

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

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     Exhibit No.    Description
     -----------    -----------

     4 Indenture, dated as of May 8, 2001, relating to the Liquid Yield Option Notes due 2021, with Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3, Registration Number 333-66406).

     10 $1,500,000,000 Credit Agreement dated July 31, 2001 with Citibank, N.A., as Administrative Agent, and certain banks.

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



                                               MARRIOTT INTERNATIONAL, INC.

                                               19th day of October, 2001


                                               /s/ Arne M. Sorenson
                                               --------------------
                                               Arne M. Sorenson
                                               Executive Vice President and
                                               Chief Financial Officer


                                               /s/ Linda A. Bartlett
                                               ---------------------
                                               Linda A. Bartlett
                                               Vice President and Controller
                                               (Principal Accounting Officer)