Form 10-K405/A
period 2000-12-29
MARRIOTT INTERNATIONAL INC /MD/
filed 2001-12-10
CIK 1048286

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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
                                 (301) 380-3000


           Securities registered pursuant to Section 12(b) of the Act:

                    Title of each class                           Name of each exchange on which registered
----------------------------------------------------------      ---------------------------------------------
          Class A Common Stock, $0.01 par value                            New York Stock Exchange
 (240,980,998 shares outstanding as of November 30, 2001)                   Chicago Stock Exchange
                                                                            Pacific Stock Exchange
                                                                          Philadelphia Stock Exchange

The aggregate market value of shares of common stock held by non-affiliates at October 31, 2001, was $5,892,493,985

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

              Index to Exhibits is located on pages 62 through 64.

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

           . the effect of international, national and regional economic conditions including the duration and severity of the current economic downturn in the United States and the terrorist attacks on New York and Washington and their aftermath;

           . the availability of capital to allow us and potential hotel owners to fund investments;

           . the effect that internet hotel reservation channels may have on the rates that we are able to charge for hotel rooms; and

           . other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC).


ITEMS 1 and 2. BUSINESS AND PROPERTIES

   We are a worldwide operator and franchisor of hotels and related lodging facilities, an operator of senior living communities, and a provider of distribution services. Our operations are grouped into six business segments, Full Service Lodging, Select Service Lodging, Extended Stay Lodging, Timeshare, Senior Living Services and Distribution Services, which represented 55, 9, 6, 8, 7, and 15 percent, respectively, of total sales in the fiscal year ended December 29, 2000.

   In our Lodging business, we operate, develop and franchise hotels under 14 separate brand names and we operate, develop and market Marriott timeshare properties under 3 separate brand names. Our lodging business includes the Full Service, Select Service, Extended Stay and Timeshare segments.

   In our Senior Living Services segment at December 29, 2000, we developed and operated 153 senior living communities offering independent living, assisted living and skilled nursing care for seniors in the United States.

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

   At the same time as the Spinoff, Old Marriott merged its remaining businesses
- food service and facilities management - with the similar businesses of Sodexho Alliance, S.A. (Sodexho Alliance) in the United States and Canada, to form Sodexho Marriott Services, Inc. (SMS). On June 20, 2001, SMS became a wholly-owned subsidiary of Sodexho Alliance and changed its name to Sodexho, Inc. We are providing certain transitional administrative services to SMS, and MDS provides food distribution services to many of SMS's food service locations.

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

Full Service Lodging                                Extended Stay Lodging
 . Marriott Hotels, Resorts and Suites               . Residence Inn
 . Marriott Conference Centers                       . TownePlace Suites
 . JW Marriott Hotels                                . Marriott Executive Apartments
 . Renaissance Hotels, Resorts and Suites            . ExecuStay by Marriott
 . Ramada International Hotels, Resorts and Suites
  (Europe, Middle East and Asia/Pacific)            Timeshare
 . Bvlgari Hotels and Resorts/1/                     . Marriott Vacation Club International
 . The Ritz-Carlton Hotels                           . Horizons by Marriott Vacation Club
                                                    . The Ritz-Carlton Club
Select Service Lodging
 . Courtyard
 . Fairfield Inn
 . SpringHill Suites


/1/As part of our ongoing strategy to expand our reach through partnerships with preeminent, world-class companies, in early 2001, we announced our plans to launch a joint venture with Bulgari SpA to introduce a distinctive new luxury hotel brand - Bvlgari Hotels and Resorts.

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

Summary of Properties by Brand
------------------------------

   As of December 29, 2000 we operated or franchised the following properties by brand (excluding 6,959 corporate housing rental units):

                                                                 Company-operated                 Franchised
                                                             -------------------------    ---------------------------
                         Brand                                Properties       Rooms       Properties         Rooms
---------------------------------------------------------    ------------   ----------    ------------     ----------
Marriott Hotels, Resorts and Suites .....................         238         105,396           155           43,825
Ritz-Carlton ............................................          38          13,018             -                -
Renaissance Hotels, Resorts and Suites ..................          78          30,133            29            9,995
Ramada International ....................................           7           1,325            40            7,870
Residence Inn ...........................................         139          18,052           215           23,298
Courtyard ...............................................         280          43,689           240           30,152
TownePlace Suites .......................................          31           3,290            53            5,242
Fairfield Inn ...........................................          52           7,526           387           33,886
SpringHill Suites .......................................          12           1,736            49            4,785
Marriott Vacation Club International ....................          47           5,556             -                -
Marriott Executive Apartments and other .................           9           1,695             -                -
                                                             ------------   ----------    ------------     ----------
Total ...................................................         931         231,416         1,168          159,053
                                                             ============   ==========    ============     ==========

   We plan to open over 200 hotels (more than 35,000 rooms) during 2001. We believe that we have access to sufficient financial resources to finance our growth, as well as to support our ongoing operations and meet debt service and other cash requirements. Nonetheless, our ability to sell properties that we develop, and the ability of hotel developers to build or acquire new Marriott properties, which are important parts of our growth plans, is partially dependent on the availability and price of capital.

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

Marriott Hotels, Resorts and Suites
Geographic Distribution at December 29, 2000              Hotels
--------------------------------------------------------- ------
United States (41 states and the District of Columbia) ..   270  (111,690 rooms)
                                                          ======
Non-U.S. (50 countries and territories)
   Americas (Non-U.S.) ..................................    27
   Continental Europe ...................................    26
   United Kingdom .......................................    37
   Asia .................................................    19
   Africa and the Middle East ...........................    11
   Australia ............................................     3
                                                          ------
Total Non-U.S. ..........................................   123  (37,531 rooms)
                                                          ======

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

Ritz-Carlton Luxury Hotels and Resorts
Geographic Distribution at December 29, 2000              Hotels
--------------------------------------------------------- ------
United States (12 states and the District of Columbia) ..    21  (7,611 rooms)
                                                          ======
Non-U.S.  (15 countries and territories) ................    17  (5,407 rooms)
                                                          ======

   Renaissance is a global quality-tier brand, which targets business travelers, group meetings and leisure travelers. Renaissance hotels are generally located in downtown locations of major cities, in suburban office parks, near major gateway airports and in destination resorts. Most hotels contain 300 to 500 rooms; however, a few of the convention hotels are larger, and some hotels in non-gateway markets, particularly in Europe, are smaller. Renaissance hotels typically include an all-day dining restaurant, a specialty restaurant, club floors and lounge, boardrooms, and convention and banquet facilities. Renaissance resorts have additional recreational facilities including golf, tennis and water sports.

Renaissance Hotels, Resorts and Suites
Geographic Distribution at December 29, 2000              Hotels
--------------------------------------------------------- ------
United States (19 states and the District of Columbia) ..   47   (19,475 rooms)
                                                          ======
Non-U.S. (26 countries and territories)
   Americas (Non-U.S.) ..................................    8
   Continental Europe ...................................   16
   United Kingdom .......................................    5
   Asia .................................................   22
   Africa and the Middle East ...........................    8
   Australia ............................................    1
                                                          ------
Total Non-U.S. ..........................................   60   (20,653 rooms)
                                                          ======

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

Ramada International
Geographic Distribution at December 29, 2000              Hotels
--------------------------------------------------------- ------
Americas (Non-U.S.) .....................................    2
Continental Europe ......................................   31
Asia ....................................................   10
Africa and the Middle East ..............................    4
                                                          ------
Total (14 countries and territories) ....................   47   (9,195 rooms)
                                                          ======

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

Residence Inn
Geographic Distribution at December 29, 2000              Hotels
--------------------------------------------------------- ------
United States (46 states and the District of Columbia) ..  345   (40,115 rooms)
                                                          ======
Canada ..................................................    8   (1,159 rooms)
                                                          ======
Mexico ..................................................    1   (76 rooms)
                                                          ======

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

Courtyard
Geographic Distribution at December 29, 2000               Hotels
---------------------------------------------------------  ------
United States (44 states and the District of Columbia) ..    479  (66,750 rooms)
                                                           ======
Non-U.S. (9 countries) ..................................     41   (7,091 rooms)
                                                           ======

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

   Fairfield Inn is our economy lodging product, which competes directly with major national economy motel chains. Aimed at cost-conscious individual business and leisure travelers, a typical Fairfield Inn has 65 to 135 rooms and offers a swimming pool, complimentary continental breakfast and free local phone calls. At December 29, 2000, 439 Fairfield Inns (41,412 rooms) were located in 46 states and the District of Columbia.

   SpringHill Suites is our all-suite brand in the moderate-price tier of lodging products. SpringHill Suites feature suites that are 25 percent larger than a typical hotel guest room and offer a broad range of amenities, including complimentary continental breakfast and exercise facilities. At December 29, 2000, 61 properties (6,521 rooms) were located in 24 states.

   Marriott Vacation Club International develops, sells and operates vacation timesharing resorts. Revenues are generated from three primary sources: (1) selling fee simple and other forms of timeshare intervals, (2) operating the resorts and (3) financing consumer purchases of timesharing intervals.

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

   Marriott Vacation Club International's owner base continues to expand, with 182,000 owners at year end 2000, compared to 140,000 in 1999.

Marriott Vacation Club International (all brands)
Geographic Distribution at December 29, 2000           Resorts     Units
----------------------------------------------------  ---------  ---------
Continental United States ..........................      40       4,586
Hawaii .............................................       2         386
Caribbean ..........................................       3         285
Europe .............................................       2         299
                                                      ---------  ---------
Total ..............................................      47       5,556
                                                      =========  =========

   We provide temporary housing (serviced apartments) for business executives and others who need quality accommodations outside their home country, usually for 30 or more days. Some serviced apartments operate under the Marriott Executive Apartments brand, which is designed specifically for the long-term international traveler. At December 29, 2000, nine serviced apartment properties (1,695 units), including four Marriott Executive Apartments, were located in five countries and territories. All Marriott Executive Apartments are located outside the United States.

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

   Marriott Rewards is a frequent guest program with a total of over 14 million members, and nine participating Marriott brands. The Marriott Rewards program yields repeat guest business due to rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 20 participating airline programs. We believe that Marriott Rewards generates substantial repeat business that might otherwise go to competing hotels.

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

   At December 29, 2000 we operated 153 senior living communities in 30 states.

                                                        Communities   Units (1)
                                                        -----------  ----------
Independent full-service
     - owned .........................................         3        1,193
     - operated under long-term agreements ...........        42       11,649
                                                          ------       ------
                                                              45       12,842
Assisted living
     - owned .........................................        46        5,010
     - operated under long-term agreements ...........        62        8,066
                                                          ------       ------
                                                             108       13,076
                                                          ------       ------
Total senior living communities ......................       153       25,918
                                                          ======       ======

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

   Through MDS, we compete with numerous national, regional and local distribution companies in the $147 billion U.S. food distribution industry. We attract clients by adopting competitive pricing policies and by maintaining one of the highest order fill rates in the industry. In addition, our limited product lines, operating systems, and other economies provide a favorable cost structure, which we are able to leverage in pursuing new business.

Employee Relations

   At December 29, 2000, we had approximately 153,000 employees. Approximately 6,350 employees were represented by labor unions. We believe relations with our employees are positive.

Other Properties

   In addition to the operating properties discussed above, we lease an 870,000 square foot office building in Bethesda, Maryland, which serves, as our headquarters.

   We believe our properties are in generally good physical condition with need for only routine repair and maintenance.

ITEM 3.  LEGAL PROCEEDINGS

   Certain legal proceedings which were settled during our 2000 fiscal year are described in the "Contingent Liabilities" footnote in the financial statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data." Other legal proceedings are incorporated by reference to the "Subsequent Events" footnote in the financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

Part II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

   The range of prices of our common stock and dividends declared per share for each quarterly period within the last two years are as follows:

                                        Stock Price            Dividends
                            -------------------------------
                                                              Declared Per
                                 High            Low             Share
                            -------------   ---------------  ------------

1999   First Quarter        $  39   15/16    $   29           $   0.050
       Second Quarter          44     1/2        33               0.055
       Third Quarter           38     1/2        33  5/16         0.055
       Fourth Quarter          36     1/4        29  9/16         0.055



                                      Stock Price              Dividends
                            -------------------------------
                                                              Declared Per
                                 High                Low         Share
                            -------------   ---------------  -------------

2000   First Quarter        $  34   3/4      $   26   1/8     $   0.055
       Second Quarter          38                29   1/2         0.060
       Third Quarter           42   3/8          34   5/8         0.060
       Fourth Quarter          43   1/2          34   1/8         0.060

   At November 30, 2001, there were 240,980,998 shares of Class A Common Stock outstanding held by 53,756 shareholders of record. Our Class A Common Stock is traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and Philadelphia Stock Exchange.

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

                                                                                            Fiscal Year
                                                             -----------------------------------------------------------------------
                                                                  2000            1999          1998          1997          1996/1/
                                                             ------------     -----------    ----------    ----------     ----------
                                                                              (in millions, except per share data)
Income Statement Data:
Sales ...................................................        $10,080        $ 8,739        $ 7,968        $ 7,236       $ 5,738
Operating Profit Before
  Corporate Expenses and Interest .......................            922            830            736            609           508
Net Income ..............................................            479            400            390            324           270
Per Share Data:
Diluted Earnings Per Share ..............................           1.89           1.51           1.46
Cash Dividends Declared .................................           .235           .215           .195
Balance Sheet Data (at end of year):
Total Assets ............................................          8,237          7,324          6,233          5,161         3,756
Long-Term and Convertible Subordinated Debt .............          2,016          1,676          1,267            422           681
Shareholders' Equity ....................................          3,267          2,908          2,570
Other Data:
Systemwide Sales/2/ .....................................         19,781         17,684         16,024         13,196         9,899



-----------------------
/1/ Fiscal year 1996 includes 53 weeks, all other years include 52 weeks.
/2/ Systemwide sales comprise revenues generated from guests at managed, franchised, owned, and leased, hotels and senior living communities, together with sales generated by our other businesses. We consider systemwide sales to be a meaningful indicator of our performance because it measures the growth in revenues of all of the properties that carry one of the Marriott brand names. Our growth in profitability is in large part driven by such overall revenue growth. Nevertheless, systemwide sales should not be considered an alternative to revenues, operating profit, net income, cash flows from operations, or any other operating measure prescribed by accounting principles generally accepted in the United States. In addition, systemwide sales may not be comparable to similarly titled measures, such as sales and revenues, which do not include gross sales generated by managed and franchised properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   The following discussion presents an analysis of results of our operations for fiscal years ended December 29, 2000, December 31, 1999, and January 1, 1999. Revenue per available rooms (REVPAR) is calculated by dividing room sales for comparable properties by room nights available to guests for the period. We consider REVPAR to be a meaningful indicator of our performance because it measures the period over period growth in room revenues for comparable properties. REVPAR may not be comparable to similarly titled measures such as revenues. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based on U.S. properties operated by us except for Fairfield Inn, which data also include franchised units. Systemwide sales and statistics include data from our franchised properties, in addition to our owned, leased and managed properties. Systemwide statistics are based on comparable worldwide units and reflect the impact of foreign exchange rates.

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

   Marriott Lodging

                                                                                           Annual Change
                                                                                    -----------------------------
   (dollars in millions)               2000             1999           1998            00/99           99/98
   -------------------------------  ------------    -------------   ------------    ------------   --------------
   Sales .........................    $7,911          $7,041             $6,311            +12%             +12%
   Operating profit ..............       936             827                704            +13%             +17%

2000 Compared to 1999

   Marriott Lodging, which includes our full service, select service, extended stay, and timeshare segments, reported a 13 percent increase in operating profit on 12 percent higher sales in 2000. Results reflected solid room rate growth at U.S. hotels, and contributions from new properties worldwide. Lodging operating profit in 2000 was attributable to base management fees (28 percent of total), franchise fees (17 percent), land rent and other income (three percent), resort timesharing (15 percent), and incentive management fees and other profit participations (37 percent).

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

                                                      Comparable                            Comparable
                                                    U.S. properties                         Systemwide
                                            --------------------------------     ---------------------------------
                                                               Change vs.                            Change vs.
                                               2000               1999               2000              1999
                                            ------------     ---------------     -------------    ----------------
Marriott Hotels, Resorts and Suites
     Occupancy ..........................          78.2%        +0.4%  pts.              75.7%      +0.4%    pts.
     Average daily rate .................   $    149.50         +6.2%            $     136.37       +4.9%
     REVPAR .............................   $    116.95         +6.8%            $     103.27       +5.5%

Ritz-Carlton
     Occupancy ..........................          77.5%        +0.1%  pts.              77.5%      +2.0%    pts.
     Average daily rate .................   $    242.26         +9.2%            $     228.01       +8.9%
     REVPAR .............................   $    187.75         +9.4%            $     176.75      +11.9%

Renaissance Hotels, Resorts and Suites
     Occupancy ..........................          73.3%        +2.0%  pts.              70.9%      +2.7%    pts.
     Average daily rate .................   $    142.27         +4.5%            $     119.95       +3.0%
     REVPAR .............................   $    104.35         +7.5%            $      85.07       +7.0%

Residence Inn
     Occupancy ..........................          83.5%        +0.7%  pts.              82.2%      +0.8%    pts.
     Average daily rate .................   $    104.88         +5.1%            $     102.25       +4.3%
     REVPAR .............................   $     87.61         +6.1%            $      84.10       +5.3%

Courtyard
     Occupancy ..........................          78.9%           -   pts.              77.0%      +0.2%    pts.
     Average daily rate .................   $     97.68         +5.7%            $      93.51       +4.9%
     REVPAR .............................   $     77.05         +5.7%            $      71.96       +5.1%

Fairfield Inn
     Occupancy ..........................          69.7%        -1.0%  pts.              69.7%      -1.0%    pts.
     Average daily rate .................   $     61.32         +3.8%            $      61.32       +3.8%
     REVPAR .............................   $     42.75         +2.4%            $      42.75       +2.4%

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

   The Marketplace by Marriott (Marketplace), our hospitality procurement business, prepared for its launch as an independent company. In January 2001, Marriott and Hyatt Corporation formed a joint venture, Avendra LLC, and we each merged our respective procurement businesses into it. Avendra LLC, is an independent professional procurement services company serving the North American hospitality market and related industries. Bass Hotels & Resorts, Inc., ClubCorp USA Inc. and Fairmont Hotels & Resorts, Inc. joined Avendra LLC in May 2001.

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

                                                      Comparable                           Comparable
                                                    U.S. properties                        Systemwide
                                            --------------------------------     -------------------------------
                                                               Change vs.                          Change vs.
                                               1999               1998               1999             1998
                                            ------------     ---------------     -------------    --------------
Marriott Hotels, Resorts and Suites
     Occupancy...........................          77.5%       -0.1%  pts.               75.6%      +0.8%   pts.
     Average daily rate..................   $    140.86        +3.9%             $     131.61       +2.3%
     REVPAR..............................   $    109.22        +3.9%             $      99.55       +3.3%

Ritz-Carlton
     Occupancy...........................          77.8%       +3.4%  pts.               76.4%      +3.9%   pts.
     Average daily rate..................   $    219.37        +5.5%             $     207.28       +4.8%
     REVPAR..............................   $    170.67       +10.3%             $     158.28      +10.4%

Renaissance Hotels, Resorts and Suites
     Occupancy...........................          70.8%       +0.5%  pts.               68.1%      +0.8%   pts.
     Average daily rate..................   $    132.09        +2.1%             $     115.65       -1.5%
     REVPAR..............................   $     93.54        +2.9%             $      78.75       -0.4%

Residence Inn
     Occupancy...........................          83.0%       -0.1%  pts.               81.9%      -0.1%   pts.
     Average daily rate..................   $     99.03        +0.9%             $      97.95       +1.7%
     REVPAR..............................   $     82.23        +0.8%             $      80.20       +1.5%

Courtyard
     Occupancy...........................          79.3%       -0.1%  pts.               77.3%      +0.3%   pts.
     Average daily rate..................   $     91.48        +2.8%             $      88.59       +2.6%
     REVPAR..............................   $     72.53        +2.7%             $      68.48       +3.0%

Fairfield Inn
     Occupancy...........................          71.0%       -2.2%  pts.               71.0%      -2.2%   pts.
     Average daily rate..................   $     58.87        +3.3%             $      58.76       +3.1%
     REVPAR..............................   $     41.80        +0.1%             $      41.75          -

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

   Marriott Senior Living Services

                                                                                             Annual Change
                                                                                      -----------------------------
   (dollars in millions)                     2000           1999           1998          00/99           99/98
   ------------------------------------  -------------  -------------  -------------  -------------  --------------
   Sales...............................      $669           $559              $479          +20%              +17%
   Operating (loss) profit.............       (18)           (18)               15            -               n/m

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

   Marriott Distribution Services

                                                                                           Annual Change
                                                                                    -----------------------------
   (dollars in millions)                      2000          1999           1998           00/99           99/98
   -------------------------------------  -------------  ------------  --------------  -------------  -----------
   Sales                                    $1,500        $1,139           $1,178           +32%            -3%
   Operating profit                              4            21               17           -81%           +24%

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

     . The launch of The Ritz-Carlton Club resorts in Aspen, Colorado, and St. Thomas, U.S. Virgin Islands, the development of a Horizons by Marriott Vacation Club resort in Branson, Missouri, and a new Marriott Vacation Club International resort in Shadow Ridge, California.

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

   Liquidity and Capital Resources

   We have credit facilities, which support our commercial paper program and letters of credit. At December 29, 2000, our cash balances combined with our available borrowing capacity under the credit facilities was $2.3 billion. We consider these resources, together with cash expected to be generated by operations, adequate to meet our short-term and long-term liquidity requirements, to finance our long-term growth plans, and to meet debt service and other cash requirements. We monitor the status of the capital markets, and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans.

   The Company has been adversely affected in the aftermath of the recent terrorist attacks on New York and Washington. Since the attacks, our hotels have experienced significant short-term declines in occupancy compared to the prior year. At present, it is not possible to predict either the severity or duration of such declines in the medium- or long-term, or the potential impact on the Company's results of operations, financial condition or cash flows. However, as a result of the significant short-term declines in occupancy, the Company has taken steps to reduce costs, including reductions in staff. The Company is undertaking a comprehensive analysis of its cost structure including, among other things, overall staffing levels and facilities related costs. Furthermore, the Company is evaluating hotel financial performance subsequent to September 11, 2001 and its impact on the Company's investments and contingent obligations. Declines in hotel profitability reduce management and franchise fees and could give rise to fundings or losses under investments and contingent obligations that we have made in connection with hotels that we manage or franchise. The outcome of the Company's analysis may result in charges to operations and potentially a material adverse impact on our financial position, results of operations and cashflows.

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

   Dispositions. Asset sales generated proceeds of $742 million in 2000, $436 million in 1999 and $332 million in 1998. Proceeds in 2000 are net of $79 million of financing and joint venture investments made by us in connection with the sales transactions. In 2000 we closed on the sales of 23 hotels and 15 senior living communities, which we continue to operate under long-term operating agreements. Subsequent to year-end, we closed on 16 lodging properties and one senior living community for cash proceeds of $361 million.

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

   On February 23, 2000, we entered into an agreement to resolve litigation involving certain limited partnerships formed in the mid-to late 1980s. Under the agreement, we paid $31 million to partners in four limited partnerships and acquired, through an unconsolidated joint venture (the Courtyard Joint Venture) with affiliates of Host Marriott Corporation (Host Marriott), substantially all of the limited partners' interests in two other limited partnerships, Courtyard by Marriott Limited Partnership (CBM I) and Courtyard by Marriott II Limited Partnership (CBM II). These partnerships own 120 Courtyard by Marriott hotels. The Courtyard Joint Venture was financed with equity contributed in equal shares by us and affiliates of Host Marriott and approximately $200 million in mezzanine debt provided by us. Our total investment in the joint venture, including mezzanine debt, is approximately $300 million.

   In early 2000, the Company estimated the amount of the planned investment in the Courtyard Joint Venture based upon (1) estimated post acquisition cash flows, including anticipated changes in the related hotel management agreements to be made contemporaneously with the investment; (2) the investee's new capital structure; and (3) estimates of prevailing discount rates and capitalization rates reflected in the market at that time. The investment in the Courtyard Joint Venture was consummated late in the fourth quarter of 2000. For purposes of purchase accounting, the Courtyard Joint Venture valued its investment in the partnership units based on (1) pre-acquisition cash flows; (2) the pre-acquisition capital structure; and (3) prevailing discount rates and capitalization rates in December 2000.

   Due to a number of factors, the equity values used in the purchase accounting for the Courtyard Joint Venture's investment were different than limited partner unit estimates included in the CBM I and CBM II Purchase Offer and Consent Solicitations (the "Solicitations"). At a 20 percent discount rate, the combined CBM I and CBM II estimates reflected in the Solicitations totaled $254 million. In the purchase accounting, the corresponding equity value in the Courtyard Joint Venture totaled $372 million. The principal differences between these two amounts are attributed to the following: (1) the investment was consummated almost one year subsequent to the time the original estimates were prepared ($30 million); and (2) a lower discount rate (17 percent) and capitalization rate reflecting changes in market conditions versus the date at which the estimates in the solicitations were prepared ($79 million). The Company assessed its potential investment and any potential loss on settlement based on post-acquisition cash flows. The purchase accounting was based on pre-acquisition cash flows and capital structure. As a result, the factors giving rise to the differences outlined above did not materially impact the Company's previous assessment of any expense related to litigation. The post-settlement equity of the Joint Venture is considerably lower then the pre-acquisition equity due to additional indebtedness post-acquisition and the impact of changes to the management agreements made contemporaneously with the transaction.

   The overall results of our Lodging businesses are not generally impacted by fluctuations in the values of hotel real estate because (1) we own less than one percent of the total number of hotels that we operate or franchise; (2) management and franchise fees are generally based upon hotel revenues and profits versus hotel sales values; and (3) our management agreements generally do not terminate upon hotel sale.

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

   In April 1999, January 2000 and January 2001, we filed "universal shelf" registration statements with the Securities and Exchange Commission in the amounts of $500 million, $300 million and $300 million, respectively. As of August 3, 2001, we had offered and sold to the public under these registration statements, $300 million of debt securities at 7 7/8 %, due 2009 and $300 million at 8 1/8 %, due 2005, leaving a balance of $500 million available for future offerings.

   In January 2001, we issued, through a private placement, $300 million of seven percent senior unsecured notes due 2008, and received net proceeds of $297 million. We have agreed to make and complete a registered exchange offer for these notes and, if required, to implement a resale shelf registration statement. If we fail to do so on a timely basis, we will pay additional interest to the holders of these notes. The registered exchange offer is expected to be completed in the second half of 2001 and significant additional interest payments are not anticipated.

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

     In April 1999, January 2000 and January 2001, we filed "universal shelf" registration statements with the Securities and Exchange Commission in the amounts of $500 million, $300 million and $300 million, respectively. As of August 3, 2001, we had offered and sold to the public under these registration statements, $300 million of debt securities at 7 7/8 %, due 2009 and $300 million at 8 1/8 %, due 2005, leaving a balance of $500 million available for future offerings.

     In January 2001, we issued, through a private placement, $300 million of seven percent senior unsecured notes due 2008, and received net proceeds of $297 million. We have agreed to make and complete a registered exchange offer for these notes and, if required, to implement a resale shelf registration statement. If we fail to do so on a timely basis, we will pay additional interest to the holders of these notes. The registered exchange offer is expected to be completed in the second half of 2001 and significant additional interest payments are not anticipated.

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

     On May 8, 2001, we issued zero-coupon convertible senior notes due 2021, known as LYONs, and received cash proceeds of $405 million. The LYONs are convertible into approximately 6.4 million shares of our Class A common stock and carry a yield to maturity of 0.75 percent.

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

     Dividends. In August 2000, our Board of Directors increased the quarterly cash dividend by nine percent to $.06 per share and in August 2001, our Board of Directors increased the quarterly cash dividend by an additional eight percent to $.065 per share.

     Other Matters

Einstein/Noah Bagel Corporation

     In 1996, MDS became the exclusive provider of distribution services to Einstein/Noah Bagel Corp. (ENBC), which operates over 450 bagel shops in 29 states and the District of Columbia. In March 2000, ENBC disclosed that its independent auditors had expressed substantial doubt about ENBC's ability to continue as a going concern, due to its inability to meet certain financial obligations. On April 27, 2000, ENBC and its majority-owned operating subsidiary filed voluntary bankruptcy petitions for protection under Chapter 11 of the Federal Bankruptcy code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix. On April 28, 2000, the Court approved a $31 million debtor-in-possession credit facility to allow for operation of the companies during reorganization, and also approved the payment in the ordinary course of business of prepetition trade creditor claims, including those of MDS, subject to recovery by the debtors under certain circumstances. On July 27, 2000, the Court entered an order approving ENBC's assumption of the MDS contract. MDS continues to distribute to ENBC and has been receiving full payment in accordance with the terms of its contractual agreement. On June 19, 2001, ENBC was acquired by New World Coffee-Manhattan Bagel Inc. and the contract was assumed by the new owner.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial information is included on the pages indicated:

                                                                         Page
                                                                      ----------
Report of Independent Public Accountants ..........................       24

Consolidated Statement of Income ..................................       25

Consolidated Balance Sheet ........................................       26

Consolidated Statement of Cash Flows ..............................       27

Consolidated Statement of Comprehensive Income ....................       28

Consolidated Statement of Shareholders' Equity ....................       29

Notes to Consolidated Financial Statements ........................    30-55

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Marriott International, Inc.:

  We have audited the accompanying consolidated balance sheet of Marriott International, Inc. and subsidiaries as of December 29, 2000 and December 31, 1999, and the related consolidated statements of income as revised - see page 31 of notes to consolidated financial statements, cash flows and comprehensive income for each of the three fiscal years in the period ended December 29, 2000 and the consolidated statement of shareholders' equity for each of the two fiscal years ended December 29, 2000 and the period from March 27, 1998 to January 1, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  As explained on page 31 of the notes to consolidated financial statements, Marriott International, Inc. has revised its consolidated financial statements to change the method of accounting for the Marriott Rewards Program in accordance with Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The effect of adopting SAB No. 101 on January 1, 2000 was to increase both the revenues and expenses by $63 million. However, there was no change in financial position, cash flows, net income or basic and diluted earnings per share. The consolidated statements of income for each of the three fiscal years in the period ended December 29, 2000 were revised to present expanded line items related to sales and operating costs and expenses. In addition, Marriott International, Inc. added additional information regarding reportable segments under SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" and certain other disclosures to the notes to consolidated financial statements.

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



ARTHUR ANDERSEN LLP


Vienna, Virginia
December 4, 2001

                          MARRIOTT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF INCOME
   Fiscal Years Ended December 29, 2000, December 31, 1999 and January 1, 1999
                   ($ in millions, except per share amounts)

                                                                                    2000               1999                1998
                                                                               --------------      --------------     --------------
                                                                                As revised          As revised          As revised
SALES

 Management and franchise fees ......................................            $    940             $    823             $    744
 Distribution services ..............................................               1,500                1,139                1,178
 Other ..............................................................               2,002                1,593                1,173
                                                                                 --------             --------             --------
                                                                                    4,442                3,555                3,095
 Other revenues from managed properties .............................               5,638                5,184                4,873
                                                                                 --------             --------             --------
                                                                                   10,080                8,739                7,968
                                                                                 --------             --------             --------

OPERATING COSTS AND EXPENSES

 Distribution services ..............................................               1,496                1,118                1,161
 Other ..............................................................               2,024                1,607                1,198
                                                                                 --------             --------             --------
                                                                                    3,520                2,725                2,359
 Other costs from managed properties ................................               5,638                5,184                4,873
                                                                                 --------             --------             --------
                                                                                    9,158                7,909                7,232
                                                                                 --------             --------             --------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
  AND INTEREST ......................................................                 922                  830                  736
Corporate expenses ..................................................                (120)                (164)                (110)
Interest expense ....................................................                (100)                 (61)                 (30)
Interest income .....................................................                  55                   32                   36
                                                                                 --------             --------             --------
INCOME BEFORE INCOME TAXES ..........................................                 757                  637                  632
Provision for income taxes ..........................................                 278                  237                  242
                                                                                 --------             --------             --------
NET INCOME ..........................................................            $    479             $    400             $    390
                                                                                 ========             ========             ========


  Basic Earnings Per Share ..........................................            $   1.99             $   1.62             $   1.56
                                                                                 ========             ========             ========

  Diluted Earnings Per Share ........................................            $   1.89             $   1.51             $   1.46
                                                                                 ========             ========             ========

                 See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                     December 29, 2000 and December 31, 1999
                                 ($ in millions)

                                                                    December 29,         December 31,
                                                                        2000                 1999
                                                                   --------------        ------------
                           ASSETS

Current assets
   Cash and equivalents ........................................   $         334        $        489
   Accounts and notes receivable ...............................             728                 740
   Inventories, at lower of average cost or market .............              97                  93
   Prepaid taxes ...............................................             197                 220
   Other .......................................................              59                  58
                                                                   --------------       -------------
                                                                           1,415               1,600
                                                                   --------------       -------------


Property and equipment .........................................           3,241               2,845
Intangible assets ..............................................           1,833               1,820
Investments in affiliates ......................................             747                 294
Notes and other receivables ....................................             661                 473
Other ..........................................................             340                 292
                                                                   --------------       -------------
                                                                   $       8,237        $      7,324
                                                                   ==============       =============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable ............................................   $         660        $        628
   Accrued payroll and benefits ................................             440                 399
   Self-insurance ..............................................              27                  36
   Other payables and accruals .................................             790                 680
                                                                   --------------       -------------
                                                                           1,917               1,743
                                                                   --------------       -------------

Long-term debt .................................................           2,016               1,676
Self-insurance .................................................             122                 142
Other long-term liabilities ....................................             915                 855
Shareholders' equity
   ESOP preferred stock ........................................               -                   -
   Class A common stock, 255.6 million shares issued ...........               3                   3
   Additional paid-in capital ..................................           3,590               2,738
   Retained earnings ...........................................             851                 508
   Unearned ESOP shares ........................................            (679)                  -
   Treasury stock, at cost .....................................            (454)               (305)
   Accumulated other comprehensive income ......................             (44)                (36)
                                                                   --------------       -------------
                                                                           3,267               2,908
                                                                   --------------       -------------
                                                                   $       8,237        $      7,324
                                                                   ==============       =============

                 See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
   Fiscal Years Ended December 29, 2000, December 31, 1999 and January 1, 1999
                                 ($ in millions)

                                                                                          2000             1999              1998
                                                                                       ----------       ----------       -----------
OPERATING ACTIVITIES
   Net income ................................................................          $   479           $   400           $   390
   Adjustments to reconcile to cash provided by operations:
     Depreciation and amortization ...........................................              195               162               140
     Income taxes ............................................................              133                87                76
     Timeshare activity, net .................................................             (195)             (102)               28
     Other ...................................................................               48                19               (22)
   Working capital changes:
     Accounts receivable .....................................................              (53)             (126)             (104)
     Inventories .............................................................               (4)              (17)               15
     Other current assets ....................................................               28               (38)              (16)
     Accounts payable and accruals ...........................................              219               326                98
                                                                                        -------           -------           -------
   Cash provided by operations ...............................................              850               711               605
                                                                                        -------           -------           -------

INVESTING ACTIVITIES
   Capital expenditures ......................................................           (1,095)             (929)             (937)
   Acquisitions ..............................................................                -               (61)              (48)
   Dispositions ..............................................................              742               436               332
   Loan advances .............................................................             (389)             (144)              (48)
   Loan collections and sales ................................................               93                54               169
   Other .....................................................................             (377)             (143)             (192)
                                                                                        -------           -------           -------
   Cash used in investing activities .........................................           (1,026)             (787)             (724)
                                                                                        -------           -------           -------

FINANCING ACTIVITIES
   Commercial paper, net .....................................................               46               355               426
   Issuance of long-term debt ................................................              338               366               868
   Repayment of long-term debt ...............................................              (26)              (63)             (473)
   Redemption of convertible subordinated debt ...............................                -              (120)                -
   Issuance of Class A common stock ..........................................               58                43                15
   Dividends paid ............................................................              (55)              (52)              (37)
   Purchase of treasury stock ................................................             (340)             (354)             (398)
   Advances to Old Marriott ..................................................                -                 -              (100)
                                                                                        -------           -------           -------
   Cash provided by financing activities .....................................               21               175               301
                                                                                        -------           -------           -------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS ..................................             (155)               99               182
CASH AND EQUIVALENTS, beginning of year ......................................              489               390               208
                                                                                        -------           -------           -------
CASH AND EQUIVALENTS, end of year ............................................          $   334           $   489           $   390
                                                                                        =======           =======           =======

                 See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
   Fiscal Years Ended December 29, 2000, December 31, 1999 and January 1, 1999
                                 ($ in millions)

                                                                                      2000           1999        1998
                                                                                   ---------       --------    --------
Net income .............................................................              $ 479         $ 400        $ 390

Other comprehensive (loss) income:

  Foreign currency translation adjustments .............................                (10)          (18)          (3)
  Other ................................................................                  2            (2)           6
                                                                                      -----         -----        -----
Total other comprehensive (loss) income ................................                 (8)          (20)           3
                                                                                      -----         -----        -----
Comprehensive income ...................................................              $ 471         $ 380        $ 393
                                                                                      =====         =====        =====

                 See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 Period from March 27, 1998 to December 29, 2000
                     (in millions, except per share amounts)

                                                                                                                       Accumulated
   Common                                          Class A   Additional                                                   other
   shares                                          common      paid-in     Retained    Unearned ESOP     Treasury     comprehensive
 outstanding                                        stock      capital     earnings        shares     stock, at cost      income
------------------------------------------------------------------------------------------------------------------------------------
    255.6     Spinoff on March 27, 1998 .........  $   3     $   2,711    $        -     $       -     $       -      $     (23)

        -     Net income, after the Spinoff .....      -             -           301             -             -              -

        -     Dividends ($.195 per share) .......      -             -           (49)            -             -              -

      1.5     Employee stock plan issuance and
                other, after the Spinoff ........      -             2           (34)            -            50              7

    (13.7)    Purchase of treasury stock ........      -             -             -             -          (398)             -
------------------------------------------------------------------------------------------------------------------------------------
    243.4     Balance, January 1, 1999 ..........      3         2,713           218             -          (348)           (16)

        -     Net income ........................      -             -           400             -             -              -

        -     Dividends ($.215 per share) .......      -             -           (53)            -             -              -

      5.5     Employee stock plan issuance
                and other .......................      -            29           (87)            -           172            (20)

      2.1     ExecuStay acquisition .............      -             -            (4)            -            67              -

    (10.8)    Purchase of treasury stock ........      -             -             -             -          (358)             -

      6.1     Conversion of convertible
                 subordinated debt ..............      -            (4)           34             -           162              -
------------------------------------------------------------------------------------------------------------------------------------
    246.3     Balance at December 31, 1999 ......      3         2,738           508             -          (305)           (36)

        -     Net income ........................      -             -           479             -             -              -

        -     Dividends ($.235 per share) .......      -             -           (56)            -             -              -

      5.5     Employee stock plan issuance
                 and other ......................      -           852           (80)         (679)          186             (8)

    (10.8)    Purchase of treasury stock ........      -             -             -             -          (335)             -
------------------------------------------------------------------------------------------------------------------------------------
    241.0     Balance at December 29, 2000 ......  $   3     $   3,590    $      851     $    (679)    $    (454)     $     (44)
====================================================================================================================================





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

   Also on March 27, 1998, Old Marriott was renamed Sodexho Marriott Services, Inc. (SMS) and its food service and facilities management business was combined with the North American operations of Sodexho Alliance, S.A. (Sodexho), a worldwide food and management services organization. On June 20, 2001, SMS became a wholly-owned subsidiary of Sodexho Alliance and changed its name to Sodexho, Inc.

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

   Prior to the Spinoff, we operated as a unit of Old Marriott, utilizing Old Marriott's centralized systems for cash management, payroll, purchasing and distribution, employee benefit plans, insurance and administrative services. As a result, substantially all cash received by us was deposited in and commingled with Old Marriott's general corporate funds. Similarly, our operating expenses, capital expenditures and other cash requirements were paid by Old Marriott and charged directly or allocated to us. Certain assets and liabilities related to our operations were managed and controlled by Old Marriott on a centralized basis. Prior to the Spinoff such assets and liabilities were allocated to us based on our use of, or interest in, those assets and liabilities. In our opinion, the methods for allocating costs, assets and liabilities prior to the Spinoff were reasonable. We now perform these functions independently and the costs incurred have not been materially different from those allocated prior to the Spin-off.

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

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Fiscal Year

   Our fiscal year ends on the Friday nearest to December 31. All fiscal years presented include 52 weeks.

Financial Statement Revision

   We have revised the consolidated financial statements to change our method of accounting for the Marriott Rewards Program in accordance with Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The effect of adopting SAB No. 101 on January 1, 2000 was to increase both revenues and expenses by $63 million for the year ended December 29, 2000. However, there was no change in financial position, cash flows, net income or basic and diluted earnings per share. We have also revised the consolidated financial statements for each of the three fiscal years in the period ended December 29, 2000, to present expanded line items related to sales and operating costs and expenses and to expand the number of reportable segments under Statement of Financial Accounting Standards (FAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information" to include Full Service, Select Service, Extended Stay, Timeshare, Senior Living Services and Distribution Services. In addition, we added disclosures related to revenue recognition and certain other items to the notes to the consolidated financial statements.

Revenue Recognition

  Our sales include (1) management and franchise fees, (2) sales from our distribution services business, (3) sales from lodging properties and senior living communities owned or leased by us, and sales made by our other businesses; and (4) certain other revenues from properties managed by us. Management fees comprise a base fee, which is a percentage of the revenues of hotels or senior living communities, and an incentive fee, which is generally based on unit profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Other revenues from managed properties include direct and indirect costs that are reimbursed to us by lodging and senior living community owners for properties that we manage. Other revenues include revenues from hotel properties and senior living communities that we own or lease, along with sales from our timeshare and ExecuStay businesses.

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

Timeshare: We recognize revenue from timeshare interest sales in accordance with FAS No. 66, "Accounting for Sales of Real Estate." We recognize sales when a minimum of 10 percent of the purchase price for the timeshare interval has been received, the period of cancellation with refund has expired, receivables are deemed collectible and certain minimum sales and construction levels have been attained.

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

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

We recognized sales in the year ended December 29, 2000, December 31, 1999 and January 1, 1999 as shown in the following table. Lodging includes our Full Service, Select Service, Extended Stay, and Timeshare business segments.

                                                                              2000
                                                         ----------------------------------------------
                                                                        Senior
                                                                       Living    Distribution
                                                           Lodging    Services     Services      Total
                                                         ----------  ----------  ------------   -------
Sales
($ in millions)

Management and franchise fees .........................   $   907     $    33      $     -     $   940
Other .................................................     1,702         300        1,500       3,502
                                                          -------     -------      -------     -------
                                                            2,609         333        1,500       4,442
Other revenues from managed properties ................     5,302         336            -       5,638
                                                          -------     -------      -------     -------
                                                            7,911         669        1,500      10,080
                                                          -------     -------      -------     -------

Operating costs and expenses

Operating costs .......................................     1,673         351        1,496       3,520
 Other costs from managed properties ..................     5,302         336            -       5,638
                                                          -------     -------      -------     -------
                                                            6,975         687        1,496       9,158
                                                          -------     -------      -------     -------
Operating profit before corporate expenses and
  interest.............................................   $   936     $   (18)     $     4     $   922
                                                          =======     =======      =======     =======

                                                                            1999
                                                         --------------------------------------------
                                                                      Senior
                                                                      Living    Distribution
                                                          Lodging    Services     Services      Total
                                                         ---------  ---------   ------------   ------
Sales
($ in millions)

Management and franchise fees .........................   $   800    $    23      $     -     $   823
Other .................................................     1,326        267        1,139       2,732
                                                          -------    -------      -------     -------
                                                            2,126        290        1,139       3,555
Other revenues from managed properties ................     4,915        269            -       5,184
                                                          -------    -------      -------     -------
                                                            7,041        559        1,139       8,739
                                                          -------    -------      -------     -------

Operating costs and expenses

Operating costs .......................................     1,299        308        1,118       2,725
Other costs from managed properties ...................     4,915        269            -       5,184
                                                          -------    -------      -------     -------
                                                            6,214        577        1,118       7,909
                                                          -------    -------      -------     -------
Operating profit before corporate expenses and
  interest ............................................   $   827    $   (18)     $    21     $   830
                                                          =======    =======      =======     =======

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                                          1998
                                                       -------------------------------------------
                                                                     Senior
                                                                     Living   Distribution
                                                         Lodging    Services    Services   Total
                                                       ----------- ----------  ---------- -------
Sales
($ in millions)

Management and franchise fees .........................   $  721     $   23     $     -     $  744
Other .................................................      956        217       1,178      2,351
                                                          ------     ------      ------     ------
                                                           1,677        240       1,178      3,095
Other revenues from managed properties ................    4,634        239           -      4,873
                                                          ------     ------      ------     ------
                                                           6,311        479       1,178      7,968
                                                          ------     ------      ------     ------
Operating costs and expenses

Operating costs .......................................      973        225       1,161      2,359
Other costs from managed properties ...................    4,634        239           -      4,873
                                                          ------     ------      ------     ------
                                                           5,607        464       1,161      7,232
                                                          ------     ------      ------     ------
Operating profit before corporate expenses and
interest ..............................................   $  704     $   15      $   17     $  736
                                                          ======     ======      ======     ======

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Ground Leases

    We are both the lessor and lessee of land under long-term operating leases, which include scheduled increases in minimum rents. These scheduled rent increases are recognized on a straight-line basis over the initial lease terms.

Real Estate Sales

    We account for the sales of real estate in accordance with FAS No. 66. Gains on sales of real estate are reduced by the maximum exposure to loss if we have continuing involvement with the property and do not transfer substantially all of the risks and rewards of ownership. We reduced gains on sales of real estate due to maximum exposure to loss by $18 million in 2000, $8 million in 1999, and $57 million in 1998.

Profit Sharing Plan

    We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are determined annually by the Board of Directors. We recognized compensation cost from profit sharing of $55 million in 2000, $46 million in 1999 and $45 million in 1998.

Self-Insurance Programs

    We are self-insured for certain levels of general liability, workers' compensation, employment practices and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the present value of projected settlements for known and incurred but not reported claims. We use a discount rate of five percent to determine the present value of the projected settlements, which we consider to be reasonable given our history of settled claims, including payment patterns and the fixed nature of the individual settlements.

Marriott Rewards

    Marriott Rewards is our frequent guest incentive marketing program. Marriott Rewards members earn points based on their spending at our lodging operations and, to a lesser degree, through participation in affiliated partners' programs, such as those offered by airlines and credit card companies. Points can be redeemed at most Marriott company operated and franchised properties; however, points cannot be redeemed for cash.

    Points are accumulated and tracked on the members' behalf, and can be redeemed for hotel stays at most of our lodging operations, airline tickets, airline frequent flier program miles, rental cars, and a variety of other awards.

    Marriott Rewards is provided as a marketing program to participating hotels. The cost of operating the program, including the estimated cost of award redemption, is charged to hotels based on members' qualifying expenditures.

    Effective January 1, 2000, we changed our method of accounting for the Marriott Rewards program in accordance with SAB No. 101. Under the new accounting method, we defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We determine the fair value of the future redemption obligation based on statistical formulas which project timing of future point redemption based on historical levels, including an estimate of the "breakage" for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. These factors determine the required liability for outstanding points. Our management and franchise agreements require that we be reimbursed currently for the costs of operating the program, including marketing, promotion, and communicating with, and performing member services for the Marriott Rewards members. Due to the requirement that hotels reimburse us for program operating costs as incurred, we receive and recognize the balance of the revenue from hotels in connection with the Marriott Rewards program at the time such costs are incurred and expensed. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred, and recognize the corresponding expense relating to the cost of the awards redeemed.

    Prior to January 1, 2000, the amounts received by us in respect of the Marriott Rewards Program from managed, owned and leased hotels were recognized as revenue together with an associated expense at the time the points were

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


awarded. No revenues or expenses were recorded in respect of franchised hotels or program partners. The effect of the adoption of the change in accounting policy described above is to increase sales and expenses by $63 million in the year ended December 29, 2000. There was no impact on net income, and we expect the ongoing impact to our financial statements to be immaterial.

   The liability for the Marriott Rewards program was $554 million at December 29, 2000 and $433 million at December 31, 1999, of which $310 million and $289 million, respectively, are included in other long-term liabilities in the accompanying consolidated balance sheet.

Cash and Equivalents

   We consider all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Valuation of Long-Lived Assets

   We review the carrying values of long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we expect an asset to generate cash flows less than the asset's carrying value at the lowest level of identifiable cash flows, then a loss is recognized for the difference between the asset's carrying amount and its fair value.

Investments

   We consolidate entities that we control due to holding a majority voting interest. We account for investments in joint ventures using the equity method of accounting when we exercise significant influence over the venture. If we do not exercise significant influence, we account for the investment using the cost method of accounting. We account for investments in limited partnerships and limited liability companies using the equity method of accounting when we own more than a minimal investment.

New Accounting Standards

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

   In the fourth quarter of 2000, we adopted SAB No. 101, which was effective January 1, 2000. The implementation of SAB No. 101 did not have a material impact on annual or quarterly earnings.

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

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


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

   We have guaranteed the performance of Host Marriott and certain of its affiliates to lenders and other third parties. These guarantees were limited to $12 million at December 29, 2000. No payments have been made by us pursuant to these guarantees. We continue to have the right to purchase up to 20 percent of Host Marriott's outstanding common stock upon the occurrence of certain events generally involving a change of control of Host Marriott. This right expires 2017, and Host Marriott has granted an exception to the ownership limitations in its charter to permit full exercise of this right, subject to certain conditions related to ownership limitations applicable to REITs generally. We lease land to Host Marriott that had an aggregate book value of $222 million at December 29, 2000. This land has been pledged to secure debt of the lessees. We have agreed to defer receipt of rentals on this land, if necessary, to permit the lessees to meet their debt service requirements.

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

PROPERTY AND EQUIPMENT

                                                                 2000                 1999
                                                            -----------------    -----------------
                                                                       ($ in millions)
Land...................................................    $          597        $         658
Buildings and leasehold improvements...................             1,240                1,075
Furniture and equipment................................               647                  523
Timeshare properties ..................................               914                  587
Construction in progress ..............................               349                  429
                                                            -----------------    -----------------
                                                                    3,747                3,272
Accumulated depreciation and amortization .............              (506)                (427)
                                                            -----------------    -----------------
                                                            $       3,241        $       2,845
                                                            =================    =================

   We record property and equipment at cost, including interest, rent and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $52 million in 2000, $33 million in 1999 and $21 million in 1998. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor and wall coverings and paint. All other repairs and maintenance costs are expensed as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years). We amortize leasehold improvements over the shorter of the asset life or lease term.

ACQUISITIONS AND DISPOSITIONS

ExecuStay

   On February 17, 1999, we completed a cash tender offer for approximately 44 percent of the outstanding common stock of ExecuStay Corporation (ExecuStay), a leading provider of leased corporate apartments in the United States. On February 24, 1999, substantially all of the remaining common stock of ExecuStay was converted into nonvoting preferred stock of ExecuStay, which we acquired on March 26, 1999, for approximately 2.1 million shares of our Class A Common Stock. Our aggregate purchase price totaled $116 million inclusive of $63 million of our Class A common stock. Unaudited pro forma sales, net income and diluted earnings per share for 1998, calculated as if ExecuStay had been acquired at the beginning of that year, were $8,095 million, $390 million and $1.45, respectively. Unaudited pro forma sales, net income and diluted earnings per share for 1999, calculated as if ExecuStay had been acquired at the beginning of that year, were $8,762 million, $399 million and $1.50, respectively. The unaudited pro forma combined results of operations do not reflect our expected future results of operations.

   We consolidated the operating results of ExecuStay from February 24, 1999, and have accounted for the acquisition using the purchase method of accounting. We are amortizing the resulting goodwill on a straight-line basis over 30 years.

The Ritz-Carlton Hotel Company, L.L.C.

   In 1995, we acquired a 49 percent beneficial ownership interest in The Ritz-Carlton Hotel Company, L.L.C., which owns the management agreements on the Ritz-Carlton hotels and resorts, the licenses for the Ritz-Carlton trademarks and trade name, as well as miscellaneous assets. The investment was acquired for a total consideration

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


of approximately $200 million. On March 19, 1998, we increased our ownership interest in The Ritz-Carlton Hotel Company, L.L.C. to approximately 99 percent for additional consideration of approximately $90 million. Prior to March 19, 1998, we were entitled to a cumulative preferred return on invested capital which provided us with economic value significantly in excess of our ownership interest in The Ritz-Carlton Hotel Company L.L.C. Under that preferred return, we received substantially all of The Ritz-Carlton Hotel Company L.L.C.'s operating cash flow from 1995 through our acquisition of the additional 50 percent interest in 1998. We expect to acquire the remaining one percent within the next several years. We accounted for the acquisition using the purchase method of accounting. We allocated the purchase cost to the assets acquired and the liabilities assumed based on estimated fair values. We amortize the resulting goodwill on a straight-line basis over 40 years. We amortize the amounts allocated to management agreements on a straight-line basis over the estimated lives of the agreements. Prior to March 19, 1998, we accounted for our investment in The Ritz-Carlton Hotel Company, L.L.C. using the equity method of accounting. The pro forma results for 1998, assuming The Ritz-Carlton Hotel Company L.L.C. had been acquired at the beginning of that year, would not be materially different from the reported results.

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

   In 2000, we agreed to sell 23 lodging properties for $519 million in cash. We will continue to operate the hotels under long-term management agreements. As of December 29, 2000, sales of 17 of those properties had been completed for $461 million, resulting in pretax gains of $27 million. Fourteen of the seventeen properties are accounted for under the full accrual method in accordance with FAS No. 66. The buyers did not make adequate minimum initial investments in the remaining three properties, which we accounted for under the cost recovery method. The sale of four of the seventeen properties was to a joint venture in which we have a minority interest. Where the full accrual method applied, we recognized profit proportionate to the outside interests in the joint venture at the date of sale. We recognized $9 million of the net gains in 2000, and will recognize the remainder in subsequent years provided certain contingencies in the sales contracts expire. Unaffiliated third-party tenants will lease 13 of the properties from the buyers. In 2000, one of these tenants replaced us as the tenant on nine other properties sold and leased back by us in 1997 and 1998. We now manage these nine previously leased properties under long-term management agreements, and gains on the sale of these properties of $15 million were recognized as our leases were cancelled throughout 2000. In connection with the sale of four of the properties, we provided $39 million of mezzanine funding and agreed to provide the buyer with up to $161 million of additional loans to finance future acquisitions of Marriott-branded hotels. We also acquired a minority interest in the joint venture that purchased the four hotels.

   On April 28, 2000, we sold 14 senior living communities for cash proceeds of $194 million. We simultaneously entered into long-term management agreements for the communities with a third-party tenant, which leases the communities from the buyer. In connection with the sale we provided a credit facility to the buyer to be used, if necessary, to meet its debt service requirements. The buyer's obligation to repay us under the facility is guaranteed by an unaffiliated third party. We also extended a limited credit facility to the tenant to cover operating shortfalls, if any. We accounted for the sale under the cost recovery method, and will recognize the resulting gain when the credit facilities expire.

   In 1999, we sold an 89 percent interest in one hotel, and concurrently signed a long-term lease on the property. We are accounting for this transaction under the financing method, and the sales proceeds of $58 million are reflected as long-term debt in the accompanying consolidated balance sheet.

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


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

   In connection with the long-term, limited-recourse leases described above, Marriott International, Inc. has guaranteed the lease obligations of the tenants, wholly-owned subsidiaries of Marriott International, Inc., for a limited period of time (generally three to five years). After the guarantees expire, the lease obligations become non-recourse to Marriott International, Inc.

   In sales transactions where we retain a management contract, the terms and conditions of the management contract are comparable to the terms and conditions of the management agreements obtained directly with third party owners in competitive bid processes.

ASSET SECURITIZATIONS

   We periodically sell, with limited recourse, through qualified special purpose entities ("SPEs"), notes receivable originated by Marriott Vacation Club International in connection with the sale of timeshare intervals. We continue to service the notes and transfer all proceeds collected to the SPEs. We retain servicing assets and beneficial interests in the securitizations in the form of interest-only strips. The beneficial interests are limited to the present value of cash available after paying financing expenses, program fees, and absorbing credit losses. Gains from the sales of notes receivable totaled $22 million in 2000, $29 million in 1999, and $26 million in 1998 and are included in other sales in the consolidated statement of income.

   At the date of securitization and at the end of each reporting period, we estimate the fair value of the interest-only strips and servicing assets using a discounted cash flow model. These transactions utilize interest rate swaps to protect the net interest margin associated with the beneficial interest, and the interest-only strips are treated as "Available for Sale" securities under the provisions of FAS No. 115, "Accounting for certain Investments in Debt and Equity Securities," with changes in fair values reported through other comprehensive income in the accompanying consolidated balance sheet. The key assumptions used in measuring the fair value of the interest-only strips at the time of securitization and at the end of each reporting period during the year ended December 29, 2000, were as follows: average discount rate of 7.82 percent; average expected annual prepayments, including defaults, of 12.72 percent; and expected weighted average life of prepayable notes receivable of 86 months. Our key assumptions are based on experience. To date, actual results have not materially affected the carrying value of the beneficial interests.

   Cash flows between us and third-party purchasers during the year ended December 29, 2000, were as follows: net proceeds to us from new securitizations of $144 million, repurchases by us of delinquent loans (over 150 days

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


overdue) of $12 million, servicing fees received by us of $2 million and cash flows received on retained interests of $18 million.

   On December 12, 2000, we repurchased notes receivable with a principal balance of $359 million and immediately sold those notes, along with $19 million of additional notes, in a $378 million securitization to an investor group. Net proceeds from these transactions of $16 million are included in the net proceeds from securitizations of $144 million disclosed above. We realized a gain of $3 million, primarily associated with the $19 million of additional notes sold, which is included in the $22 million gain on the sales of notes receivable for fiscal year 2000 disclosed above.

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

   We have completed a stress test on the net present value of the interest-only strips and the servicing assets with the objective of measuring the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. The net present value of the interest-only strips and servicing assets was $72 million at December 29, 2000, before any stress test changes were applied. An increase of 100 basis points in the prepayment rate would decrease the year-end valuation by $2 million, or two percent, and an increase of 200 basis points in the prepayment rate would decrease the year-end valuation by $3 million, or four percent. An increase of 100 basis points in the discount rate would decrease the year-end valuation by $1 million, or two percent, and an increase of 200 basis points in the discount rate would decrease the year-end valuation by $3 million, or four percent. A decline of two months in the weighted average remaining term would decrease the year-end valuation by $1 million, or two percent, and a decline of four months in the weighted average remaining term would decrease the year-end valuation by $2 million, or four percent.

INTANGIBLE ASSETS

                                                                  2000                  1999
                                                             -------------         --------------
                                                                        ($ in millions)
Management, franchise and license agreements............     $         861         $          771
Goodwill................................................             1,245                  1,246
Other...................................................                 7                     23
                                                             -------------         --------------
                                                                     2,113                  2,040
Accumulated amortization................................              (280)                  (220)
                                                             -------------         --------------
                                                             $       1,833         $        1,820
                                                             =============         ==============

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

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


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

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



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

INCOME TAXES

   Total deferred tax assets and liabilities as of December 29, 2000, and December 31, 1999, were as follows:

                                               2000                  1999
                                          ---------------       ----------------
                                                     ($ in millions)

Deferred tax assets...................    $       471           $        424
Deferred tax liabilities..............           (399)                  (340)
                                          ---------------       ----------------
Net deferred taxes....................    $        72           $         84
                                          ===============       ================


   The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of December 29, 2000, and December 31, 1999, were as follows:

                                                      2000              1999
                                                 -------------     -------------
                                                            ($ in millions)

Self-insurance...............................    $          65     $         74
Employee benefits............................              169              151
Deferred income..............................               45               51
Other reserves...............................               13               32
Frequent guest program.......................               65               44
Timeshare operations.........................              (21)             (10)
Property, equipment and intangible assets....             (213)            (231)
Other, net...................................              (51)             (27)
                                                 -------------     -------------
Net deferred taxes...........................    $          72     $         84
                                                 =============     =============

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

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


   The provision for income taxes consists of:

                                                                      2000               1999                1998
                                                                 ----------------   ----------------    ---------------
                                                                                ($ in millions)
 Current    - Federal ......................................     $        216       $         117       $       164
            - State ........................................               28                  26                35
            - Foreign ......................................               26                  24                18
                                                                 ----------------   ----------------    ---------------
                                                                          270                 167               217
                                                                 ----------------   ----------------    ---------------
 Deferred   - Federal ......................................               (2)                 58                25
            - State ........................................               10                  12                 1
            - Foreign ......................................                -                   -                (1)
                                                                 ----------------   ----------------    ---------------
                                                                            8                  70                25
                                                                 ----------------   ----------------    ---------------
                                                                 $        278       $         237       $       242
                                                                 ================   ================    ===============


   The current tax provision does not reflect the benefits attributable to us relating to our ESOP of $109 million in 2000 or the exercise of employee stock options of $42 million in 2000, $44 million in 1999 and $39 million in 1998. The taxes applicable to other comprehensive income are not material.

   A reconciliation of the U.S. statutory tax rate to our effective income tax rate follows:

                                                                      2000               1999               1998
                                                                 ----------------   ----------------   ----------------
U.S. statutory tax rate ....................................           35.0 %             35.0 %            35.0   %
State income taxes, net of U.S. tax benefit ................            3.6                3.9               4.1
Foreign income .............................................           (1.4)              (0.3)              0.7
Corporate-owned life insurance .............................            -                  -                (0.3)
Tax credits ................................................           (3.1)              (5.4)             (4.2)
Goodwill amortization ......................................            1.6                1.8               1.6
Other, net .................................................            1.1                2.3               1.4
                                                                 ----------------   ----------------   ----------------
Effective rate .............................................           36.8 %             37.3 %            38.3   %
                                                                 ================   ================   ================

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

                          MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



LEASES

   Our future obligations under operating leases at December 29, 2000, are summarized below:

       Fiscal Year                                              ($ in millions)
       -----------                                              ---------------

       2001 ................................................     $         176
       2002 ................................................               174
       2003 ................................................               168
       2004 ................................................               165
       2005 ................................................               163
       Thereafter ..........................................             1,914
                                                                 -------------
       Total minimum lease payments ........................     $       2,760
                                                                 =============

   Most leases have initial terms of up to 20 years, and contain one or more renewal options, generally for five- or 10-year periods. The leases provide for minimum rentals, and additional rentals based on our operations of the leased property. The total minimum lease payments above include $1,399 million representing obligations of consolidated subsidiaries that are non-recourse to Marriott International, Inc.

   Rent expense consists of:

                                                      2000                1999                1998
                                                   -----------        ------------        -----------
                                                                    ($ in millions)
   Minimum rentals ..........................      $    149           $     158           $    138
   Additional rentals .......................            97                 102                101
                                                   -----------        ------------        -----------
                                                   $    246           $     260           $    239
                                                   ===========        ============        ===========

LONG-TERM DEBT

   Our long-term debt at December 29, 2000, and December 31, 1999, consisted of the following:

                                                                                   2000               1999
                                                                               --------------    ---------------
                                                                                       ($ in millions)
   Senior notes, average interest rate of 7.5% at December 29, 2000,
       maturing through 2009 ...............................................   $    1,001         $      701
     Commercial paper, interest rate of 7.3% at December 29, 2000 ..........          827                781
     Endowment deposits (non-interest bearing) .............................          108                111
     Other .................................................................          122                101
                                                                               --------------     --------------
                                                                                    2,058              1,694
  Less current portion .....................................................          (42)               (18)
                                                                               --------------     --------------
                                                                               $    2,016         $    1,676
                                                                               ==============     ==============

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

                                                    2000         1999         1998
                                                 ----------   ----------   ----------
 Computation of Basic Earnings Per Share

 Net income ....................................  $    479     $    400     $    390
 Weighted average shares outstanding ...........     241.0        247.5        249.8
                                                 ----------   ----------   ----------

 Basic Earnings Per Share ......................  $   1.99     $   1.62     $   1.56
                                                 ==========   ==========   ==========

 Computation of Diluted Earnings Per Share

 Net income ....................................  $    479     $    400     $    390
 After-tax interest expense on convertible
   subordinated debt ...........................         -            7            8
                                                 ----------   ----------   ----------

 Net income for diluted earnings per share .....  $    479     $    407     $    398
                                                 ==========   ==========   ==========
 Weighted average shares outstanding ...........     241.0        247.5        249.8

 Effect of Dilutive Securities
   Employee stock purchase plan ................       0.1          0.2            -
   Employee stock option plan ..................       7.5          8.7          8.1
   Deferred stock incentive plan ...............       5.4          5.4          5.7
 Convertible subordinated debt .................         -          8.0          9.5
                                                 ----------   ----------   ----------

 Shares for diluted earnings per share .........     254.0        269.8        273.1
                                                 ==========   ==========   ==========

 Diluted Earnings Per Share ....................  $   1.89     $   1.51     $   1.46
                                                 ==========   ==========   ==========

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

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


INVESTMENTS AND NET ADVANCES FROM OLD MARRIOTT

   The following is an analysis of Old Marriott's investment in the Company:

                                                          1998
                                                    ---------------
                                                    ($ in millions)
  Balance at beginning of year .................    $      2,586
  Net income ...................................              89
  Advances to Old Marriott .....................            (100)
  Employee stock plan issuance and other .......             116
  Spinoff on March 27, 1998 ....................          (2,691)
                                                    ---------------
  Balance at end of year .......................    $          -
                                                    ===============

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

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



   For the purposes of the following disclosures required by FAS No. 123, "Accounting for Stock-Based Compensation," the fair value of each option granted during 2000, 1999 and 1998 was $15, $14 and $11, respectively. We estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

                                             2000        1999        1998
                                          ----------  ----------  ----------
Annual dividends ........................  $  24       $   22      $   20
Expected volatility .....................     30 %         29 %        28 %
Risk-free interest rate .................    5.8 %        6.7 %       5.8 %
Expected life (in years) ................      7            7           7

   Pro forma compensation cost for the Stock Option Program, the Supplemental Executive Stock Option awards and employee purchases pursuant to the Stock Purchase Plan subsequent to December 30, 1994, recognized in accordance with FAS No. 123, would reduce our net income as follows (in millions, except per share amounts):

                                             2000        1999        1998
                                          ----------  ----------  ----------
Net income as reported ..................  $    479    $    400    $    390
Pro forma net income ....................  $    435    $    364    $    366

Diluted earnings per share as reported ..  $   1.89    $   1.51    $   1.46
Pro forma diluted earnings per share ....  $   1.71    $   1.38    $   1.38

   A summary of our Stock Option Program activity during 2000, 1999 and 1998 is presented below:

                                             Number of         Weighted
                                              options      average exercise
                                           (in millions)         price
                                           -------------   ----------------
  Outstanding at March 27, 1998 .........          -         $     -
       New awards at the Spinoff ........       27.3              16
       Granted during the year ..........        6.4              28
       Exercised during the year ........       (1.5)             11
       Forfeited during the year ........       (0.7)             20
                                           -------------
  Outstanding at January 1, 1999 ........       31.5              19
                                           -------------   ----------------
       Granted during the year ..........        6.9              33
       Exercised during the year ........       (4.2)             12
       Forfeited during the year ........       (0.4)             30
                                           -------------
  Outstanding at December 31, 1999 ......       33.8              22
                                           -------------   ----------------
       Granted during the year ..........        0.6              36
       Exercised during the year ........       (3.9)             16
       Forfeited during the year ........       (0.5)             32
                                           -------------
  Outstanding at December 29, 2000 ......       30.0         $    23
                                           =============   ================


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

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


   Stock options issued under the Stock Option Program outstanding at December 29, 2000, were as follows:

                                 Outstanding                         Exercisable
                -------------------------------------------  ---------------------------
                                  Weighted       Weighted                     Weighted
    Range of      Number of       average        average       Number of      average
    exercise       Options     remaining life    exercise        options      exercise
     prices     (in millions)    (in years)       price      (in millions)      price
--------------  -------------  --------------  ------------  -------------  ------------
 $  3  to   5         2.7             6          $     5           2.7        $      5
    6  to   9         1.8             7                7           1.8               7
   10  to  15         3.8             9               13           3.9              13
   16  to  24         3.7            10               20           3.7              20
   25  to  37        17.8            13               31           8.4              30
   38  to  43         0.2            15               41             -              42
                -------------                                -------------
 $  3  to  43        30.0            11          $    23          20.5        $     19
==============  =============  ==============  ============  =============  ============

FAIR VALUE OF FINANCIAL INSTRUMENTS

   We assume that the fair values of current assets and current liabilities are equal to their reported carrying amounts. The fair values of noncurrent financial assets and liabilities are shown below.

                                                 2000                    1999
                                         ---------------------  ---------------------
                                          Carrying     Fair      Carrying     Fair
                                           amount      value      amount      value
                                         ----------  ---------  ----------  ---------
                                             ($ in millions)        ($ in millions)
   Notes and other receivables .........  $  1,180    $ 1,206    $    708    $   720
   Long-term debt and other long-term
     liabilities .......................     1,998      1,974       1,646      1,568

   We value notes and other receivables based on the expected future cash flows discounted at risk adjusted rates. We determine valuations for long-term debt and other long-term liabilities based on quoted market prices or expected future payments discounted at risk adjusted rates.

CONTINGENT LIABILITIES

   We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees were limited, in the aggregate, to $256 million at December 29, 2000, including guarantees involving major customers. We are currently unable to estimate the impact that the recent terrorist attacks on New York and Washington could have on the extent to which we may fund under these guarantees. In addition, we have made physical completion guarantees relating to two hotel properties with minimal expected funding. As of December 29, 2000, we had extended approximately $829 million of loan commitments to owners of lodging properties and senior living communities under which we expect to fund approximately $332 million by December 28, 2001, and $573 million in total. Letters of credit outstanding on our behalf at December 29, 2000, totaled $73 million, the majority of which related to our self-insurance programs. At December 29, 2000, we had repurchase obligations of $41 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse.

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

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


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

   Texas Multi-Partnership Lawsuits
   On March 16, 1998, limited partners in several limited partnerships sponsored by Host Marriott or its subsidiaries filed a lawsuit, Robert M. Haas, Sr. and
                                                      -----------------------
Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al.,
----------------------------------------------------------------------------
Case No. 98-CI-04092, in the 57/th/ Judicial District Court of Bexar County, Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. The plaintiffs further alleged that the defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. A Marriott International subsidiary manages each of the hotels involved and, as to some properties, the Company is the ground lessor and collects rent. The Company, several Marriott subsidiaries and J.W. Marriott, Jr. were among the several named defendants. This lawsuit was resolved as part of the settlement described above.

BUSINESS SEGMENTS

   We are a diversified hospitality company with operations in six business segments: Full Service Lodging, which includes Marriott Hotels, Resorts and Suites, The Ritz-Carlton Hotels, Renaissance Hotels, Resorts and Suites, Ramada International and the fees we receive for the use of the Ramada name in the United States and Canada; Select Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites; Extended Stay Lodging, which includes Residence Inn, TownePlace Suites, ExecuStay and Marriott Executive Apartments; Timeshare, which includes the operation, ownership, development and marketing of Marriott's timeshare properties under the Marriott, Ritz-Carlton Club and Horizons brands; Senior Living Services, which includes the operation, ownership and development of senior living communities; and Distribution Services, which includes our wholesale food distribution business. We evaluate the performance of our segments based primarily on operating profit before corporate expenses and interest. We do not allocate income taxes at the segment level.

   We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels, and the regulatory business environment of the brands and operations within each segment.

                                      2000         1999           1998
                                  -----------   -----------   -----------
                                  As revised    As revised    As revised
($ in millions)

Sales
   Full Service .................  $   5,520     $   5,091     $   4,784
   Select Service ...............        901           788           700
   Extended Stay ................        668           537           319
   Timeshare ....................        822           625           508
                                  -----------   -----------   -----------
      Total Lodging .............      7,911         7,041         6,311
   Senior Living Services .......        669           559           479
   Distribution Services ........      1,500         1,139         1,178
                                  -----------   -----------   -----------
                                   $  10,080     $   8,739     $   7,968
                                  ===========   ===========   ===========

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                              2000         1999         1998
                                           -----------  -----------  -----------
                                           As revised   As revised   As revised
($ in millions)

Operating profit (loss) before corporate
expenses and interest
   Full Service ........................    $     510    $     469    $     412
   Select Service ......................          192          167          150
   Extended Stay .......................           96           68           48
   Timeshare ...........................          138          123           94
                                           -----------  -----------  -----------
        Total Lodging ..................          936          827          704
   Senior Living Services ..............          (18)         (18)          15
   Distribution Services ...............            4           21           17
                                           -----------  -----------  -----------
                                            $     922    $     830    $     736
                                           ===========  ===========  ===========

Depreciation and amortization
   Full Service ........................    $      86    $      74    $      72
   Select Service ......................            8            4            3
   Extended Stay .......................           15           11            5
   Timeshare ...........................           22           19           19
                                           -----------  -----------  -----------
       Total Lodging ...................          131          108           99
   Senior Living Services ..............           28           21           19
   Distribution Services ...............            6            6            6
   Corporate ...........................           30           27           16
                                           -----------  -----------  -----------
                                            $     195    $     162    $     140
                                           ===========  ===========  ===========

Assets
   Full Service ........................    $   3,453    $   2,861    $   2,494
   Select Service ......................          995          620          451
   Extended Stay .......................          399          395          256
   Timeshare ...........................        1,634        1,283        1,084
                                           -----------  -----------  -----------
       Total Lodging ...................        6,481        5,159        4,285
     Senior Living Services ............          784          980          905
     Distribution Services .............          194          187          179
     Corporate .........................          778          998          864
                                           -----------  -----------  -----------
                                            $   8,237    $   7,324    $   6,233
                                           ===========  ===========  ===========

Capital expenditures
   Full Service ........................    $     554    $     180    $     141
   Select Service ......................          262          182          123
   Extended Stay .......................           83          121          133
   Timeshare ...........................           66           36          165
                                           -----------  -----------  -----------
       Total Lodging ...................          965          519          562
   Senior Living Services ..............           76          301          329
   Distribution Services ...............            6            3            2
   Corporate ...........................           48          106           44
                                           -----------  -----------  -----------
                                            $   1,095    $     929    $     937
                                           ===========  ===========  ===========

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


   Sales from Distribution Services exclude sales (made at market terms and conditions) to other business segments of $176 million, $166 million and $155 million in 2000, 1999 and 1998, respectively.

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

SUBSEQUENT EVENTS

Contingent Liabilities

   On March 30, 2001, Green Isle Partners, Ltd., S.E. (Green Isle) filed a 63-page complaint in Federal district court in Delaware against The Ritz-Carlton Hotel Company, L.L.C., The Ritz-Carlton Hotel Company of Puerto Rico, Inc. (Ritz-Carlton Puerto Rico), Marriott International, Inc., Marriott Distribution Services, Inc., Marriott International Capital Corp. and Avendra L.L.C. (Green
                                                                         -----
Isle Partners, Ltd. S.E., v. The Ritz-Carlton Hotel Company, L.L.C., et al,
--------------------------------------------------------------------------
civil action no. 01-202). Ritz-Carlton Puerto Rico manages The Ritz-Carlton
San Juan Hotel, Spa and Casino located in San Juan, Puerto Rico under an operating agreement with Green Isle dated December 15, 1995 (the Operating Agreement).

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

   The complaint seeks as damages the $140 million, which Green Isle claims to have invested in the hotel (which includes $85 million in third party debt), which the plaintiffs seek to treble to $420 million under RICO and the Robinson-Patman Act.

   On May 25, 2001, defendants moved to dismiss the complaint or, alternatively, to stay or transfer. Briefing of the motion is complete but oral argument has not yet been scheduled. On June 25, 2001, Green Isle filed its Chapter 11 Bankruptcy Petition in the Southern District of Florida.

   Although we believe that the lawsuit described above is without merit, and we intend to vigorously defend against the claims being made against us, we cannot assure you as to the outcome of this lawsuit nor can we currently estimate the range of any potential loss to the Company.

Convertible Debt

    On May 8, 2001 we received cash proceeds of $405 million from the sale of zero-coupon convertible senior notes due 2021, known as LYONs.

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

Dispositions

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

September 11, 2001 Terrorist Attacks

The Company has been adversely affected in the aftermath of the recent terrorist attacks on New York and Washington. Since the attacks, our hotels have experienced significant short-term declines in occupancy compared to the prior year. At present, it is not possible to predict either the severity or duration of such declines in the medium- or long-term, or the potential impact on the Company's results of operations, financial condition or cash flows. However, as a result of the significant short-term declines in occupancy, the Company has taken steps to reduce costs, including reductions in staff. The Company is undertaking a comprehensive analysis of its cost structure including, among other things, overall staffing levels and facilities related costs. Furthermore, the Company is evaluating hotel financial performance subsequent to September 11, 2001 and its impact on the Company's investments and contingent obligations. Declines in hotel profitability reduce management and franchise fees and could give rise to fundings or losses under investments and contingent obligations that we have made in connection with hotels that we manage or franchise. The outcome of the Company's analysis may result in charges to operations and potentially a material adverse impact on our financial position, results of operations and cashflows.

                          MARRIOTT INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



QUARTERLY FINANCIAL DATA - UNAUDITED

($ in millions, except per share data)

                                                                               2000/1/ (As revised)
                                                 ---------------------------------------------------------------------
                                                    First        Second         Third        Fourth         Fiscal
                                                   Quarter       Quarter       Quarter       Quarter         Year
                                                 ------------  ------------  ------------  ------------  -------------
Sales ........................................   $    2,177    $    2,409    $   2,315     $     3,179   $     10,080
Operating profit before corporate expenses
   and interest ..............................   $      193    $      247    $     216     $       266   $        922
Net income ...................................   $       94    $      126    $     110     $       149   $        479
Diluted earnings per share ...................   $     0.37    $     0.50    $    0.43     $      0.59   $       1.89

                                                                               1999/1/
                                                 --------------------------------------------------------------------
                                                    First        Second         Third        Fourth        Fiscal
                                                   Quarter       Quarter       Quarter       Quarter        Year
                                                 ------------  ------------  ------------  ------------  ------------
Sales ........................................   $    1,895    $    2,042    $   1,995     $     2,807   $     8,739
Operating profit before corporate expenses
   and interest ..............................   $      193    $      216    $     188     $       233   $       830
Net income ...................................   $      100    $      114    $      96     $        90   $       400
Diluted earnings per share/2/ ................   $     0.38    $     0.42    $    0.36     $      0.34   $      1.51

/1/ The quarters consist of 12 weeks, except the fourth quarter, which consists of 16 weeks.
/2/ In 1999 the sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average number of shares in interim periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEMS 10, 11, 12 and 13.

   As described below, certain information appearing in our Proxy Statement which was furnished to shareholders in connection with the 2001 Annual Meeting of Shareholders, is incorporated by reference in this Form 10-K Annual Report.

           ITEM 10. This information is incorporated by reference to the "Directors Standing For Election," "Directors Continuing In Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of our Proxy Statement which was furnished to shareholders in connection with the 2001 Annual Meeting. Information regarding executive officers is included below.

           ITEM 11. This information is incorporated by reference to the "Executive Compensation" section of our Proxy Statement, which was furnished to shareholders in connection with the 2001 Annual Meeting.

           ITEM 12. This information is incorporated by reference to the "Stock Ownership" section of our Proxy Statement, which was furnished to shareholders in connection with the 2001 Annual Meeting.

           ITEM 13. This information is incorporated by reference to the "Certain Transactions" section of our Proxy Statement, which was furnished to shareholders in connection with the 2001 Annual Meeting.

EXECUTIVE OFFICERS

   Set forth below is certain information with respect to our executive officers.

               Name and Title                     Age                          Business Experience
---------------------------------------------   --------   ------------------------------------------------------------
J. W. Marriott, Jr.                                69      Mr. Marriott is Chairman of the Board and Chief Executive
Chairman of the Marriott International,                    Officer of the Company.  He joined Marriott Corporation
Inc. Board and Chief Executive Officer                     (now known as Host Marriott Corporation) in 1956, became
                                                           President and a director in 1964, Chief Executive Officer
                                                           in 1972 and Chairman of the Board in 1985. Mr. Marriott
                                                           also is a director of Host Marriott  Corporation, General
                                                           Motors Corporation and the Naval Academy Endowment Trust.
                                                           He serves on the Board of Trustees of the National
                                                           Geographic Society and The J. Willard & Alice S. Marriott
                                                           Foundation, and the Board of Directors of Georgetown
                                                           University, and is a member of the Executive Committee of
                                                           the World Travel & Tourism Council and the Business Council.
                                                           Mr. Marriott has served as Chief Executive Officer of the
                                                           Company since its inception in 1997, and served as Chairman and Chief Executive Officer of Old Marriott from October
                                                           1993 to March 1998. Mr. Marriott has served as a director of the Company since March 1998.

Simon Cooper                                       56      Simon Cooper joined Marriott International in 1998 as
Vice President;                                            President of Marriott Lodging Canada and Senior Vice
President and Chief Operating Officer,                     President of Marriott Lodging International.  In 2000, the
The Ritz-Carlton Hotel Company, L.L.C.                     New England Region was added to his Canadian
                                                           responsibilities.  Prior to joining Marriott, Mr. Cooper
                                                           was President and Chief Operating Officer of Delta Hotels
                                                           and Resorts.  Mr. Cooper is the Chairman of the Board of
                                                           Governors for University of Guelph.  He is a fellow of the
                                                           Board of Trustees for the Educational Institute of the
                                                           American Hotel and Motel Association and is a member of
                                                           the Board for the Canadian Tourism Commission.  In
                                                           February 2001, Mr. Cooper was appointed to his current
                                                           position.

Edwin D. Fuller                                    56      Edwin D. Fuller joined Marriott in 1972 and held several
Vice President;                                            sales positions before being appointed Vice President of
President and Managing Director -                          Marketing in 1979.  He became Regional Vice President in
Marriott Lodging International                             the Midwest Region in 1985, Regional Vice President of the
                                                           Western Region in 1988, and in 1990 was promoted to Senior
                                                           Vice President & Managing Director of International Lodging,
                                                           with a focus on developing the international group of hotels.
                                                           He was named Executive Vice President and Managing Director of International Lodging in 1994, and was promoted to his
                                                           current position of President and Managing Director of
                                                           International Lodging in 1997.

               Name and Title                     Age                          Business Experience
---------------------------------------------   --------   ------------------------------------------------------------
Brendan M. Keegan                                  58      Brendan M. Keegan joined Marriott Corporation in 1971, in
Vice President;                                            the Corporate Organization Development Department and
Executive Vice President -                                 subsequently held several human resources positions,
Human Resources                                            including Vice President of Organization Development and
                                                           Executive Succession Planning.  In 1986, Mr. Keegan was
                                                           named Senior Vice President, Human Resources, Marriott
                                                           Service Group.  In April 1997, Mr. Keegan was appointed
                                                           Senior Vice President of Human Resources for our worldwide human resources functions, including compensation,
                                                           benefits, labor and employee relations, employment and
                                                           human resources planning and development.  In February
                                                           1998, he was appointed to his current position.

William W. McCarten                                53      William W. McCarten was named as President of Marriott
Vice President;                                            Services Group (Marriott Senior Living Services and
President - Marriott Services Group                        Marriott Distribution Services) in January 2001.  Most
                                                           recently, Mr. McCarten served a President and Chief
                                                           Executive Officer of HMS Host Corporation(formerly Host
                                                           Marriott Services Corporation) from 1995 to December
                                                           2000. He joined Marriott Corporation in 1979, was elected
                                                           Vice President, Corporate Controller and Chief Accounting
                                                           Officer in 1985 and Senior Vice President in 1986. He was
                                                           named Executive Vice President, Host and Travel Plazas in
                                                           1991 and President, Host and Travel Plazas in 1992. In
                                                           1993 he became President of Host Marriott Corporation's
                                                           Operating Group and in 1995 was elected President and Chief
                                                           Executive Officer and a director of HMS Host Corporation. Mr.
                                                           McCarten is a past chairman on the Advisory Board of the
                                                           McIntire School at the University  of Virginia.

Terry Petty                                        52      Terry Petty joined Marriott Corporation in 1984 as Vice
Executive Vice President;                                  President of Marketing and Planning for the newly
North American Lodging Operations                          acquired Host International business and subsequently
                                                           held the following positions: Vice President of Consumer
                                                           Marketing, Marriott Hotels; General Manager, Atlanta
                                                           Perimeter Marriott Hotel; Vice President of Operations
                                                           for Marriott Vacation Club International, and Senior
                                                           Vice President of Hotels for the Western Region.  In
                                                           March 2000, Mr. Petty was appointed to his current
                                                           position.

Joseph Ryan                                        59      Joseph Ryan joined Old Marriott in December 1994 as
Executive Vice President and General Counsel               Executive Vice President and General Counsel. Prior to
                                                           that time, he was a partner in the law firm of O'Melveny &
                                                           Myers, serving as the Managing Partner from 1993 until his departure. He joined O'Melveny & Myers in 1967 and was
                                                           admitted as a partner in 1976.

             Name and Title                     Age                             Business Experience
------------------------------------------   -----------    ------------------------------------------------------------
William J. Shaw                                  56          Mr. Shaw has served as President and Chief Operating
Director, President and                                      Officer of the Company since March 1997 (including
Chief Operating Officer                                      service in the same capacity with Old Marriott until
                                                             March 1998). Mr. Shaw joined Marriott Corporation in
                                                             1974, was elected Corporate Controller in 1979 and a Vice
                                                             President in 1982. In 1986, Mr. Shaw was elected Senior
                                                             Vice President--Finance and Treasurer of Marriott
                                                             Corporation. He was elected Chief Financial Officer and
                                                             Executive Vice President of Marriott Corporation in April
                                                             1988. In February 1992, he was elected President of the
                                                             Marriott Service Group.  Mr. Shaw is also Chairman of the
                                                             Board of Directors of Sodexho Marriott Services, Inc. He
                                                             also serves on the Board of Trustees of the University of
                                                             Notre Dame and the Suburban Hospital Foundation. Mr. Shaw
                                                             has served as a director of Old Marriott (now named
                                                             Sodexho Marriott Services, Inc.) since May 1997, and as a
                                                             director of the Company since March 1998.

Arne M. Sorenson                                 43          Arne M. Sorenson joined Old Marriott in 1996 as Senior
Executive Vice President and                                 Vice President of Business Development.  He was
Chief Financial Officer                                      instrumental in our acquisition of the Renaissance Hotel
                                                             Group in 1997.  Prior to joining Marriott, he was a
                                                             partner in the law firm of Latham & Watkins in
                                                             Washington, D.C., where he played a key role in 1992 and
                                                             1993 in the distribution of Old Marriott by Marriott
                                                             Corporation.  Effective October 1, 1998, Mr. Sorenson was
                                                             appointed Executive Vice President and Chief Financial
                                                             Officer.

James M. Sullivan                                58          James M. Sullivan joined Marriott Corporation in 1980,
Executive Vice President -                                   departed in 1983 to acquire, manage, expand and
Lodging Development                                          subsequently sell a successful restaurant chain, and
                                                             returned to Marriott Corporation in 1986 as Vice President of Mergers and Acquisitions. Mr. Sullivan became Senior Vice
                                                             President, Finance - Lodging in 1989, Senior Vice President
                                                             - Lodging Development in 1990 and was appointed to his current position in December 1995.

William R. Tiefel                                67          William R. Tiefel joined Marriott Corporation in 1961 and
Vice Chairman;                                               was named President of Marriott Hotels, Resorts and
Chairman - The Ritz-Carlton Hotel                            Suites in 1988.  He had previously served as Resident
Company, L.L.C.                                              Manager and General Manager at several Marriott hotels
                                                             prior to being appointed Regional Vice President and
                                                             later Executive Vice President of Marriott Hotels,
                                                             Resorts and Suites and Marriott Ownership Resorts.  Mr.
                                                             Tiefel was elected Executive Vice President of Marriott
                                                             Corporation in November 1989.  In March 1992, he was
                                                             elected President - Marriott Lodging Group and assumed
                                                             responsibility for all of Marriott's lodging brands.  In
                                                             May 1998, he was appointed to his current position.

             Name and Title                      Age                            Business Experience
------------------------------------------    ----------     -----------------------------------------------------------
Stephen P. Weisz                                 51          Stephen P. Weisz joined Marriott Corporation in 1972 and
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

                                                                Incorporation by Reference
                                                                (where a report or registration statement is
                                                                indicated below, that document has been
                                                                previously filed with the SEC and the applicable
Exhibit No.   Description                                       exhibit is incorporated by reference thereto)
----------------------------------------------------------------------------------------------------------------------
    2.1       Distribution Agreement dated as of September      Appendix A in our Form 10 filed on February 13,
              30, 1997 with Sodexho Marriott Services, Inc.     1998.

    2.2       Agreement and Plan of Merger dated as of          Appendix B in our Form 10 filed on February 13,
              September 30, 1997 with Sodexho Marriott          1998.
              Services, Inc., Marriott-ICC Merger Corp.,
              Sodexho Alliance, S.A. and International
              Catering Corporation.

    2.3       Omnibus Restructuring Agreement dated as of       Appendix C in our Form 10 filed on February 13,
              September 30, 1997 with Sodexho Marriott          1998.
              Services, Inc., Marriott-ICC Merger Corp.,
              Sodexho Alliance, S.A. and International
              Catering Corporation.

    2.4       Amendment Agreement dated as of January 28,       Appendix D in our Form 10 filed on February 13,
              1998 among Sodexho Marriott Services, Inc.,       1998.
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

  4.1   Indenture dated November 16, 1998 with The            Exhibit No. 4.1 to our Form 10-K for the fiscal
        Chase Manhattan Bank, as Trustee.                     year ended January 1, 1999.

  4.2   Form of 6.625% Series A Note due 2003.                Exhibit No. 4.2 to our Form 10-K for the fiscal
                                                              year ended January 1, 1999.

  4.3   Form of 6.875% Series B Note due 2005.                Exhibit No. 4.3 to our Form 10-K for the fiscal
                                                              year ended January 1, 1999.

  4.4   Form of 7.875% Series C Note due 2009.                Exhibit No. 4.1 to our Form 8-K dated September 20,
                                                              1999.

  4.5   Form of 8.125% Series D Note due 2005.                Exhibit No. 4.1 to our Form 8-K dated March 28,
                                                              2000.

  4.6   Form of 7.0% Series E Note due 2008.                  Exhibit No. 4.1 (f) to our Form  S-3 filed on
                                                              January 17, 2001.

  4.7   Indenture, dated as of May 8, 2001, relating to       Exhibit No. 4.2 to our Form  S-3 filed on May 25,
        the Liquid Yield Option Notes due 2021, with          2001
        Bank of New York, as trustee.

  10.1  Employee Benefits and Other Employment Matters        Exhibit No. 10.1 to our Form 10 filed on February
        Allocation Agreement dated as of September 30,        13, 1998.
        1997 with Sodexho Marriott Services, Inc.

  10.2  1998 Comprehensive Stock and Cash Incentive           Appendix L in our Form 10 filed on February 13,
        Plan.                                                 1998.

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

10.5   Distribution Agreement with Host Marriott         Exhibit No. 10.3 to Form 8-K of Old Marriott dated
       Corporation, as amended.                          October 25, 1993; Exhibit No. 10.2 to Form 10-K of
                                                         Old Marriott for the fiscal year ended December 29,
                                                         1995 (First Amendment); Exhibit Nos. 10.4 and 10.5 to
                                                         our Form 10-Q for the fiscal quarter ended March 27,
                                                         1998 (Second and Third Amendments); and Exhibit nos.
                                                         10.5 (a) and 10.5 (b) to our Form 10-K for the fiscal
                                                         year ended December 31, 1999 (Fourth and Fifth
                                                         Amendments); Exhibit No. 10.5 to our Form 10-K for
                                                         the fiscal year ended December 29, 2000 (Sixth
                                                         Amendment).

10.6   Restated Noncompetition Agreement with Host       Exhibit No. 10.6 to our Form  10-Q for the fiscal
       Marriott Corporation.                             quarter ended March 27, 1998.

10.7   $1.5 billion Credit Agreement dated February      Exhibit No. 10.10 to our Form 10-K for the fiscal
       19, 1998 with Citibank, N.A., as Administrative   year ended January 2, 1998.
       Agent, and certain banks.

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

10.10  Amended and restated Marriott International,      Attachment A to the Company's definitive proxy
       Inc. 1998 Comprehensive Stock and Cash            statement filed on March 23, 2000.
       Incentive Plan.

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

12     Statement of Computation of Ratio of Earnings     Filed with this report.
       to Fixed Charges.

21     Subsidiaries of Marriott International, Inc.      Filed with this report.

23     Consent of Arthur Andersen LLP.                   Filed with this report.

99     Forward-Looking Statements.                       Filed with this report.

------------------

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 10th day of December, 2001.

MARRIOTT INTERNATIONAL, INC.

By                /s/  J.W. Marriott, Jr.
    -------------------------------------------------------
                  J.W. Marriott, Jr.
                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in their capacities and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

              /s/ J.W. Marriott, Jr.
---------------------------------------------------------------
                J.W. Marriott, Jr.                                       Chairman of the Board, Chief Executive Officer
                                                                         and Director

PRINCIPAL FINANCIAL OFFICER:

              /s/ Arne M. Sorenson
---------------------------------------------------------------
                Arne M. Sorenson                                         Executive Vice President,
                                                                         Chief Financial Officer
PRINCIPAL ACCOUNTING OFFICER:

              /s/ Linda A Bartlett
---------------------------------------------------------------
                Linda A. Bartlett                                        Vice President, Controller



DIRECTORS:

              /s/ Henry Cheng Kar-Shun                                             /s/ W. Mitt Romney
---------------------------------------------------------------          --------------------------------------------------
                Henry Cheng Kar-Shun, Director                                        W. Mitt Romney, Director

              /s/ Gilbert M. Grosvenor                                             /s/ Roger W. Sant
---------------------------------------------------------------          --------------------------------------------------
                Gilbert M. Grosvenor, Director                                        Roger W. Sant, Director

              /s/ Richard E. Marriott                                              /s/ William J. Shaw
---------------------------------------------------------------          --------------------------------------------------
                Richard E. Marriott, Director                                         William J. Shaw, Director

              /s/ Floretta Dukes McKenzie                                          /s/ Lawrence M. Small
---------------------------------------------------------------          --------------------------------------------------
                Floretta Dukes McKenzie, Director                                     Lawrence M. Small, Director

              /s/ Harry J. Pearce
---------------------------------------------------------------
                Harry J. Pearce, Director