Form 10-Q/A
period 2001-03-23
MARRIOTT INTERNATIONAL INC /MD/
filed 2001-12-10
CIK 1048286

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                 Yes [X]    No [_]




                                                         Shares outstanding
               Class                                    at November 30, 2001
------------------------------------                 --------------------------
       Class A Common Stock,                                 240,980,998
          $0.01 par value

                          MARRIOTT INTERNATIONAL, INC.
                                      INDEX

                                                                                           Page No.
                                                                                           --------
           Forward-Looking Statements .................................................        3

Part I.    Financial Information (Unaudited):

               Condensed Consolidated Statement of Income -
                   Twelve Weeks Ended March 23, 2001 and March 24, 2000 ...............        4

               Condensed Consolidated Balance Sheet -
                   as of March 23, 2001 and December 29, 2000 .........................        5

               Condensed Consolidated Statement of Cash Flows -
                   Twelve Weeks Ended March 23, 2001 and March 24, 2000 ...............        6

               Notes to Condensed Consolidated Financial Statements ...................        7

               Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ..........................................       16

               Quantitative and Qualitative Disclosures About Market Risk .............       20



Part II.   Other Information and Signatures:

               Legal Proceedings ......................................................       21

               Changes in Securities ..................................................       21

               Defaults Upon Senior Securities ........................................       21

               Submission of Matters to a Vote of Security Holders ....................       21

               Other Information ......................................................       21

               Exhibits and Reports on Form 8-K .......................................       22

               Signatures .............................................................       23

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

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                          MARRIOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    ($ in millions, except per share amounts)
                                   (Unaudited)

                                                                      Twelve weeks ended
                                                             -----------------------------------
                                                             March 23, 2001       March 24, 2000
                                                             --------------       --------------
                                                              (As revised)         (As revised)
SALES
     Management and franchise fees .......................   $          204       $          189
     Distribution services ...............................              361                  307
     Other ...............................................              481                  422
                                                             --------------       --------------
                                                                      1,046                  918
     Other revenues from managed properties ..............            1,415                1,259
                                                             --------------       --------------
                                                                      2,461                2,177
                                                             --------------       --------------
OPERATING COSTS AND EXPENSES
     Distribution services ...............................              359                  319
     Other ...............................................              461                  406
                                                             --------------       --------------
                                                                        820                  725
     Other costs from managed properties .................            1,415                1,259
                                                             --------------       --------------
                                                                      2,235                1,984
                                                             --------------       --------------
OPERATING PROFIT BEFORE CORPORATE EXPENSES AND INTEREST ..              226                  193
Corporate expenses .......................................              (30)                 (26)
Interest expense .........................................              (22)                 (23)
Interest income ..........................................               16                    5
                                                             --------------       --------------
INCOME BEFORE INCOME TAXES ...............................              190                  149
Provision for income taxes ...............................               69                   55
                                                             --------------       --------------
NET INCOME ...............................................   $          121       $           94
                                                             ==============       ==============

DIVIDENDS DECLARED PER SHARE .............................   $         .060       $         .055
                                                             ==============       ==============

EARNINGS PER SHARE
     Basic Earnings Per Share ............................   $          .50       $          .39
                                                             ==============       ==============
     Diluted Earnings Per Share ..........................   $          .47       $          .37
                                                             ==============       ==============

            See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 ($ in millions)
                                   (Unaudited)

                                                                        March 23,      December 29,
                                                                          2001             2000
                                                                     --------------   --------------
                                     ASSETS

Current assets
   Cash and equivalents ..........................................   $        370     $       334
   Accounts and notes receivable .................................            719             728
   Inventory .....................................................            110              97
   Other .........................................................            272             256
                                                                     --------------   --------------
                                                                            1,471           1,415
                                                                     --------------   --------------

Property and equipment ...........................................          3,131           3,241
Intangibles ......................................................          1,834           1,833
Investments in affiliates ........................................            793             747
Notes and other receivables ......................................            699             661
Other ............................................................            350             340
                                                                     --------------   --------------
                                                                     $      8,278     $     8,237
                                                                     ==============   ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable ..............................................   $        675     $       660
   Other .........................................................          1,054           1,257
                                                                     --------------   --------------
                                                                            1,729           1,917
                                                                     --------------   --------------

Long-term debt ...................................................          2,012           2,016
Other long-term liabilities ......................................          1,078           1,037
Shareholders' equity
  ESOP preferred stock ...........................................              -               -
  Class A common stock, 255.6 million shares issued ..............              3               3
  Additional paid-in capital .....................................          3,454           3,590
  Retained earnings ..............................................            895             851
  Unearned ESOP shares ...........................................           (462)           (679)
  Treasury stock, at cost ........................................           (381)           (454)
  Accumulated other comprehensive income .........................            (50)            (44)
                                                                     --------------   --------------
                                                                            3,459           3,267
                                                                     --------------   --------------
                                                                     $      8,278     $     8,237
                                                                     ==============   ==============

            See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 ($ in millions)
                                   (Unaudited)

                                                                            Twelve weeks ended
                                                                     --------------------------------
                                                                       March 23,           March 24,
                                                                         2001                2000
                                                                     -------------       ------------
OPERATING ACTIVITIES
   Net income .....................................................  $      121          $      94
   Adjustments to reconcile to cash provided by operations:
       Depreciation and amortization ..............................          46                 41
       Income taxes and other .....................................          60                 53
       Timeshare activity, net ....................................        (107)               (68)
       Working capital changes ....................................         (94)               (99)
                                                                     -------------       ------------
   Cash provided by operations ....................................          26                 21
                                                                     -------------       ------------

INVESTING ACTIVITIES
   Dispositions ...................................................         241                  3
   Capital expenditures ...........................................        (125)              (247)
   Note advances ..................................................         (35)               (25)
   Note collections and sales .....................................           7                  4
   Other ..........................................................         (52)               (19)
                                                                     -------------       ------------
   Cash provided by (used in) investing activities ................          36               (284)
                                                                     -------------       ------------

FINANCING ACTIVITIES
   Commercial paper activity, net .................................        (298)               394
   Issuance of other long-term debt ...............................         299                  3
   Repayment of other long-term debt ..............................          (4)                (4)
   Issuance of Class A common stock ...............................          31                  3
   Dividends paid .................................................         (15)               (14)
   Purchase of treasury stock .....................................         (39)              (236)
                                                                     -------------       ------------
   Cash (used in) provided by financing activities ................         (26)               146
                                                                     -------------       ------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS .......................          36               (117)
CASH AND EQUIVALENTS, beginning of period .........................         334                489
                                                                     -------------       ------------
CASH AND EQUIVALENTS, end of period ...............................  $      370          $     372
                                                                     =============       ============

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

     Financial Statement Revision

     We have revised the consolidated financial statements to change our method of accounting for the Marriott Rewards Program in accordance with Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The effect of adopting SAB No. 101 on January 1, 2000 was to increase both revenues and expenses by $63 million for the year ended December 29, 2000 and by $20 million for the twelve weeks ended March 23, 2001. However, there was no change in financial position, cash flows, net income or basic and diluted earnings per share. We have also revised the consolidated financial statements for the twelve weeks ended March 23, 2001 and March 24, 2000 to present expanded line items related to sales and operating costs and expenses and to expand the number of reportable segments under Statement of Financial Accounting Standards (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" to include Full Service Lodging, Select Service Lodging, Extended Stay Lodging, Timeshare, Senior Living Services and Distribution Services. In addition, we added disclosures related to revenue recognition and certain other items to the notes to the consolidated financial statements.


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

     We recognize base fees as revenue when earned in accordance with the contract. In interim periods we recognize incentive fees that would be due as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us. As of March 23, 2001 we have recognized $58 million of incentive management fees, retention of which is dependent on achievement of hotel profitability for the balance of the year at levels specified in a number of our management contracts.

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

     We recognized sales in the twelve weeks ended March 23, 2001 and March 24, 2000 as shown in the following table. Lodging includes our Full Service, Select Service, Extended Stay and Timeshare business segments.

                                                                            Twelve weeks ended
                                    ------------------------------------------------------------------------------------------------
                                                  March 23, 2001                                          March 24, 2000
                                    --------------------------------------------    ------------------------------------------------
                                               Senior                                            Senior
                                               Living    Distribution                            Living     Distribution
Sales                               Lodging   Services    Services      Total        Lodging    Services      Services     Total
                                    -------  ----------  ------------ ---------    -----------  ---------  -------------  --------
($ in millions)                  (As revised)                        (As revised)  (As revised)                         (As revised)
Management and franchise
    fees .........................  $   196  $        8   $        -   $    204     $       183  $       6  $         -     $   189

Other ............................      405          76          361        842             348         74          307         729
                                    -------  ----------   ----------   --------     -----------  ---------  -----------     -------
                                        601          84          361      1,046             531         80          307         918
Other revenues from managed
    properties ...................    1,334          81            -      1,415           1,190         69            -       1,259
                                    -------  ----------   ----------   --------     -----------  ---------  -----------     -------

                                      1,935         165          361      2,461           1,721        149          307       2,177
                                    -------  ----------   ----------   --------     -----------  ---------  -----------     -------
Operating costs and expenses

Operating costs ..................      378          83          359        820             328         78          319         725
Other costs from managed
    properties ...................    1,334          81            -      1,415           1,190         69            -       1,259
                                    -------  ----------   ----------   --------     -----------  ---------  -----------     -------
                                      1,712         164          359      2,235           1,518        147          319       1,984
                                    -------  ----------   ----------   --------     -----------  ---------  -----------     -------
Operating profit before
    corporate expenses and
    interest .....................  $   223  $        1   $        2   $    226     $       203  $       2  $       (12)    $   193
                                    =======  ==========   ==========   ========     ===========  =========  ===========     =======


2.   Earnings Per Share
     ------------------
     The following table reconciles the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                                    Twelve weeks ended
                                                          ----------------------------------
                                                           March 23, 2001    March 24, 2000
                                                          ----------------  ----------------
 Computation of Basic Earnings Per Share

  Net income ..........................................    $       121      $       94
  Weighted average shares outstanding .................          243.7           244.1
                                                           ---------------  ----------------

  Basic Earnings Per Share ............................    $       .50      $      .39
                                                           ===============  ================

 Computation of Diluted Earnings Per Share

  Net income ..........................................    $       121      $       94
                                                           ===============  ================

  Weighted average shares outstanding .................          243.7           244.1

  Effect of Dilutive Securities
     Employee stock option plan .......................            8.7             6.1
     Deferred stock incentive plan ....................            5.2             5.1
                                                           ---------------  ----------------
  Shares for diluted earnings per share ...............          257.6           255.3
                                                           ===============  ================

  Diluted Earnings Per Share ..........................    $       .47      $      .37
                                                           ===============  ================


     We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. The calculation of diluted earnings per share for 2001 excludes 5.7 million options granted in 2001, the inclusion of which would have an antidilutive impact for the period.

3.   Marriott Rewards
     ----------------
     We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred, and recognize the corresponding expense relating to the cost of the awards redeemed. The liability for the Marriott Rewards program was $580 million at March 23, 2001 and $554 million at December 29, 2000, of which $354 million and $310 million, respectively, are included in other long-term liabilities in the accompanying consolidated balance sheet.

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

6.   New Accounting Standards
     ------------------------
     We will adopt FAS No. 142, "Goodwill and other Intangible Assets," in the first quarter of 2002. The new rules require that goodwill is not amortized, but is reviewed annually for impairment. We estimate that adoption of FAS No. 142 will result in an annual increase in net income of approximately $30 million.

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

                                                                 Twelve weeks ended
                                                        ------------------------------------
                                                         March 23, 2001      March 24, 2000
                                                        ----------------    ----------------
                                                          (As revised)        (As revised)
         ($ in millions)

         Sales

            Full Service ............................      $   1,349             $   1,231
            Select Service ..........................            213                   192
            Extended Stay ...........................            139                   125
            Timeshare ...............................            234                   173
                                                        ----------------    ----------------
                Total Lodging .......................          1,935                 1,721
            Senior Living Services ..................            165                   149
            Distribution Services ...................            361                   307
                                                        ----------------    ----------------
                                                           $   2,461             $   2,177
                                                        ================    ================

         Operating profit (loss) before corporate expenses and interest

            Full Service ............................      $     117             $     117
            Select Service ..........................             44                    38
            Extended Stay ...........................             19                    12
            Timeshare ...............................             43                    36
                                                        ----------------    ----------------
                 Total Lodging ......................            223                   203
            Senior Living Services ..................              1                     2
            Distribution Services ...................              2                   (12)
                                                        ----------------    ----------------
                                                           $     226             $     193
                                                        ================    ================


     Sales from Distribution Services do not include sales (made at market terms and conditions) to our other business segments of $39 million for each of the twelve weeks ended March 23, 2001 and March 24, 2000.

8.   Contingencies
     -------------
     We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees were limited, in the aggregate, to $240 million at March 23, 2001, including guarantees involving major customers. We are currently unable to estimate the impact that the recent terrorist attacks on New York and Washington could have on the extent to which we may fund under these guarantees. In addition, we have made physical completion guarantees relating to three hotel properties with minimal expected funding. As of March 23, 2001, we had extended approximately $862 million of loan commitments to owners of lodging properties and senior living communities under which we expected to fund approximately $305 million by December 28, 2001, and $474 million in total. Letters of credit outstanding on our behalf at March 23, 2001, totaled $52 million, the majority of which related to our self-insurance programs. At March 23, 2001, we had repurchase obligations of $47 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse.

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

9.   Subsequent Events
     -----------------

     Dispositions

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

Twelve Weeks Ended March 23, 2001 Compared to Twelve Weeks Ended March 24, 2000
-------------------------------------------------------------------------------

We reported net income of $121 million for the 2001 first quarter on sales of $2,461 million. This represents a 29 percent increase in net income and a 13 percent increase in sales over the first quarter of 2000. Diluted earnings per share of $.47 for the quarter increased 27 percent as compared to the 2000 amount. Overall profit growth in 2001 was favorably impacted by a $15 million pretax charge, recorded in the first quarter of 2000, related to the write-off of a contract investment by our distribution services business. Systemwide sales increased 11 percent for the quarter, to $4.7 billion.

Marriott Lodging, which includes our Full Service, Select Service, Extended Stay, and Timeshare segments, reported a 10 percent increase in operating profit on 12 percent higher sales. Systemwide lodging sales increased to $4.2 billion.

We added a total of 66 lodging properties (11,500 units) during the first quarter of 2001, and deflagged two properties (500 rooms), increasing our total properties to 2,163 (401,472 rooms). Properties by brand (excluding 7,000 rental units relating to ExecuStay) are as indicated in the following table.

                                                                 Properties as of March 23, 2001
                                                    ----------------------------------------------------------
                                                         Company-operated                 Franchised
                                                    ---------------------------- -----------------------------
                                                     Properties       Rooms       Properties        Rooms
                                                    -------------  ------------- ------------    -------------
Marriott Hotels, Resorts and Suites ..............      241           107,280        160              45,002
Ritz-Carlton .....................................       39            13,246          -                   -
Renaissance Hotels, Resorts and Suites ...........       81            30,856         32              10,636
Ramada International .............................        5             1,068         57              10,289
Residence Inn ....................................      130            17,241        232              25,065
Courtyard ........................................      284            44,290        245              30,759
TownePlace Suites ................................       34             3,612         55               5,462
Fairfield Inn ....................................       52             7,526        395              34,834
SpringHill Suites ................................       13             1,872         52               5,084
Marriott Vacation Club International .............       47             5,617          -                   -
Marriott Executive Apartments and other ..........        9             1,733          -                   -
                                                    -------------  ------------- ------------    -------------
   Total .........................................      935           234,341      1,228             167,131
                                                    =============  ============= ============    =============

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

                                               Twelve weeks ended    Change vs.
                                                 March 23, 2001        2000
                                               ------------------   -----------

    Marriott Hotels, Resorts and Suites
         Occupancy...........................           73.2%         -2.6% pts.
         Average daily rate .................    $    155.47          +5.2%
         REVPAR .............................    $    113.76          +1.5%

    Ritz-Carlton
         Occupancy ..........................           71.2%         -6.6% pts.
         Average daily rate .................    $    289.25         +11.0%
         REVPAR .............................    $    205.95          +1.6%

    Renaissance Hotels, Resorts and Suites
         Occupancy ..........................           70.5%         -2.0% pts.
         Average daily rate .................    $    150.23          +4.5%
         REVPAR .............................    $    105.89          +1.6%

    Residence Inn
         Occupancy ..........................           79.5%         -1.0% pts.
         Average daily rate .................    $    110.42          +6.1%
         REVPAR .............................    $     87.77          +4.7%

    Courtyard
         Occupancy ..........................           73.5%         -1.1% pts.
         Average daily rate .................    $    102.60          +6.5%
         REVPAR .............................    $     75.44          +4.9%

    Fairfield Inn
         Occupancy ..........................           62.7%         -2.0% pts.
         Average daily rate .................    $     62.76          +4.9%
         REVPAR .............................    $     39.32          +1.6%

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

Marriott Senior Living Services (SLS) posted 11 percent sales growth in the 2001 first quarter, reflecting a four-percentage point increase in occupancy for comparable communities to 85 percent. The Company operates 152 facilities (25,800 units).

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

Corporate activity. Interest expense in first quarter 2001 decreased by $1 million reflecting slightly lower average borrowings. Interest income increased substantially to $16 million for the quarter, due to income associated with higher loan balances, including the loans made to the Courtyard joint venture in the fourth quarter of 2000. Corporate expenses increased $4 million reflecting the $6 million write-off of an investment in a technology partner and $3 million associated with the start-up of Avendra, LLC, offset by the reversal of a long-standing $10 million insurance reserve related to a lawsuit at one of our hotels. The reversal of the reserve was as a result of us being approached, during the quarter by the plaintiffs' counsel, who indicated that a settlement could be reached in an amount that would be covered by insurance. We determined that it was no longer probable that the loss contingency would result in a material outlay by us and accordingly, we reversed the reserve during the quarter. The effective income tax rate decreased from 37.0 percent to 36.5 percent primarily due to the increased proportion of operations in countries with lower effective tax rates and the impact of the tax advantaged investments we have made in recent years.

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

LIQUIDITY AND CAPITAL RESOURCES

We have credit facilities, which support our commercial paper program and letters of credit. At March 23, 2001, our cash balances combined with our available borrowing capacity under the credit facilities was nearly $2.4 billion. We consider these resources, together with cash expected to be generated by operations, adequate to meet our short-term and long-term liquidity requirements, to finance our long-term growth plans, and to meet debt service and other cash requirements. We monitor the status of the capital markets, and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans.

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

Cash and equivalents totaled $370 million at March 23, 2001, an increase of $36 million from year end 2000. Net income is stated after recording depreciation expense of $29 million and $26 million for the twelve weeks ended March 23, 2001 and March 24, 2000, respectively, and after amortization expense of $17 million and $15 million, respectively, for the same time periods. Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) for the twelve weeks ended March 23, 2001 increased by $45 million, or 21 percent, to $258 million. The increase reflects growth in lodging operations and the impact of the prior year $15 million write-off of our investment contract in our Distribution Services business. EBITDA is an indicator of operating performance, which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by accounting principles generally accepted in the United States.

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

In April 1999, January 2000, and January 2001, we filed "universal shelf" registration statements with the Securities and Exchange Commission in the amounts of $500 million, $300 million and $300 million, respectively. As of March 23, 2001, we had offered and sold to the public under these registration statements, $300 million of debt securities at 7 7/8 %, due 2009 and $300 million at 8 1/8 %, due 2005, leaving a balance of $500 million available for future offerings.

In January 2001, we issued, through a private placement, $300 million of seven percent senior unsecured notes, due 2008, and received net proceeds of $297 million. We have agreed to make and complete a registered exchange offer for these notes and, if required, to implement a resale shelf registration statement. If we fail to do so on a timely basis, we will pay additional interest to the holders of these notes. The registered exchange offer is expected to be completed in the fourth quarter of 2001 and while we will make additional interest payments, we do not expect those payments to be significant.

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

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

         Exhibit No.           Description
         -----------           -----------

         12 Statement of Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12 to our Form 10-Q for the fiscal quarter ended March 23, 2001).

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

                                                 10th day of December, 2001


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