Form 10-Q/A
period 2001-06-15
MARRIOTT INTERNATIONAL INC /MD/
filed 2001-12-10
CIK 1048286

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

                                 Yes  [X]  No  [_]




                                                        Shares outstanding
               Class                                   at November 30, 2001
------------------------------------               ----------------------------
       Class A Common Stock,                                240,980,998
          $0.01 par value

                          MARRIOTT INTERNATIONAL, INC.
                                      INDEX

                                                                                                       Page No.
                                                                                                     -----------
              Forward-Looking Statements.........................................................          3

Part I.       Financial Information (Unaudited):

                  Condensed Consolidated Statements of Income -
                      Twelve and Twenty-Four Weeks Ended June 15, 2001 and June 16, 2000 ........          4

                  Condensed Consolidated Balance Sheet -
                      as of June 15, 2001 and December 29, 2000 .................................          5

                  Condensed Consolidated Statement of Cash Flows -
                      Twenty-Four Weeks Ended June 15, 2001 and June 16, 2000 ...................          6

                  Notes to Condensed Consolidated Financial Statements ..........................          7

                  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations .................................................          16

                  Quantitative and Qualitative Disclosures About Market Risk ....................          22



Part II.      Other Information and Signatures:

                  Legal Proceedings .............................................................          23

                  Changes in Securities .........................................................          23

                  Defaults Upon Senior Securities ...............................................          23

                  Submission of Matters to a Vote of Security Holders ...........................          23

                  Other Information .............................................................          23

                  Exhibits and Reports on Form 8-K ..............................................          24

                  Signatures ....................................................................          25

                                        2

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

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                          MARRIOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    ($ in millions, except per share amounts)
                                   (Unaudited)

                                                                 Twelve weeks ended               Twenty-four weeks ended
                                                            ------------------------------     -------------------------------
                                                              June 15,         June 16,          June 15,          June 16,
                                                                2001             2000              2001              2000
                                                            -------------    -------------     -------------    --------------
                                                            (As revised)     (As revised)      (As revised)      (As revised)
SALES
     Management and franchise fees ....................     $       227      $       229       $       431      $        418
     Distribution services ............................             397              381               758               688
     Other ............................................             517              485               998               907
                                                            -------------    -------------     -------------    --------------
                                                                  1,141            1,095             2,187             2,013
     Other revenues from managed properties ...........           1,309            1,314             2,724             2,573
                                                            -------------    -------------     -------------    --------------
                                                                  2,450            2,409             4,911             4,586
OPERATING COSTS AND EXPENSES
     Distribution services ............................             394              375               753               694
     Other ............................................             508              473               969               879
                                                            -------------    -------------     -------------    --------------
                                                                    902              848             1,722             1,573
     Other costs from managed properties ..............           1,309            1,314             2,724             2,573
                                                            -------------    -------------     -------------    --------------
                                                                  2,211            2,162             4,446             4,146
                                                            -------------    -------------     -------------    --------------
OPERATING PROFIT BEFORE CORPORATE EXPENSES AND
 INTEREST .............................................             239              247               465               440
Corporate expenses ....................................             (29)             (25)              (59)              (51)
Interest expense ......................................             (27)             (27)              (49)              (50)
Interest income .......................................              20                5                36                10
                                                            -------------    -------------     -------------    --------------
INCOME BEFORE INCOME TAXES ............................             203              200               393               349
Provision for income taxes ............................              73               74               142               129
                                                            -------------    -------------     -------------    --------------
NET INCOME ............................................     $       130      $       126       $       251      $        220
                                                            =============    =============     =============    ==============

DIVIDENDS DECLARED PER SHARE ..........................     $      .065      $       .06       $      .125      $       .115
                                                            =============    =============     =============    ==============

EARNINGS PER SHARE
     Basic Earnings Per Share .........................     $       .53      $       .53       $      1.03      $        .91
                                                            =============    =============     =============    ==============
     Diluted Earnings Per Share .......................     $       .50      $       .50       $       .97      $        .87
                                                            =============    =============     =============    ==============

            See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 ($ in millions)

                                                                                     June 15,        December 29,
                                                                                       2001              2000
                                                                                   -------------    -------------
                                    ASSETS                                          (Unaudited)
Current assets
   Cash and equivalents ........................................................   $       674      $       334
   Accounts and notes receivable ...............................................           760              728
   Inventory ...................................................................           104               97
   Other .......................................................................           297              256
                                                                                   -------------    -------------
                                                                                         1,835            1,415
                                                                                   -------------    -------------

Property and equipment .........................................................         3,163            3,241
Intangibles ....................................................................         1,812            1,833
Investments in affiliates ......................................................           796              747
Notes and other receivables ....................................................           759              661
Other ..........................................................................           425              340
                                                                                   -------------    -------------
                                                                                   $     8,790      $     8,237
                                                                                   =============    =============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable ............................................................   $       708      $       660
   Other .......................................................................         1,060            1,257
                                                                                   -------------    -------------
                                                                                         1,768            1,917
                                                                                   -------------    -------------

Long-term debt .................................................................         1,909            2,016
Other long-term liabilities ....................................................         1,107            1,037
Convertible debt ...............................................................           405                -
Shareholders' equity
   ESOP preferred stock ........................................................             -                -
   Class A common stock, 255.6 million shares issued ...........................             3                3
   Additional paid-in capital ..................................................         3,445            3,590
   Retained earnings ...........................................................           985              851
   Unearned ESOP shares ........................................................          (411)            (679)
   Treasury stock, at cost .....................................................          (360)            (454)
   Accumulated other comprehensive income ......................................           (61)             (44)
                                                                                   -------------    -------------
                                                                                         3,601            3,267
                                                                                   -------------    -------------
                                                                                   $     8,790      $     8,237
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

                          MARRIOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 ($ in millions)
                                   (Unaudited)

                                                                                           Twenty-four weeks ended
                                                                                    -------------------------------------
                                                                                        June 15,            June 16,
                                                                                          2001                2000
                                                                                    -----------------    ----------------
OPERATING ACTIVITIES
     Net income ..........................................................           $      251           $      220
     Adjustments to reconcile to cash provided by operations:
         Depreciation and amortization ...................................                   96                   87
         Income taxes and other ..........................................                   95                  103
         Timeshare activity, net .........................................                 (143)                 (73)
         Working capital changes .........................................                 (115)                 (62)
                                                                                    -----------------    ----------------
     Cash provided by operations .........................................                  184                  275
                                                                                    -----------------    ----------------

INVESTING ACTIVITIES
     Dispositions ........................................................                  361                  294
     Capital expenditures ................................................                 (251)                (455)
     Note advances .......................................................                  (82)                 (88)
     Note collections and sales ..........................................                   34                   21
     Other ...............................................................                 (145)                (103)
                                                                                    -----------------    ----------------
     Cash used in investing activities ...................................                  (83)                (331)
                                                                                    -----------------    ----------------

FINANCING ACTIVITIES
     Commercial paper activity, net ......................................                 (424)                 (21)
     Issuance of convertible debt ........................................                  405                    -
     Issuance of other long-term debt ....................................                  313                  304
     Repayment of other long-term debt ...................................                   (9)                  (7)
     Issuance of Class A common stock ....................................                   57                   14
     Dividends paid ......................................................                  (29)                 (27)
     Purchase of treasury stock ..........................................                  (74)                (286)
                                                                                    -----------------    ----------------
     Cash provided by (used in) financing activities .....................                  239                  (23)
                                                                                    -----------------    ----------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS ..............................                  340                  (79)
CASH AND EQUIVALENTS, beginning of period ................................                  334                  489
                                                                                    -----------------    ----------------
CASH AND EQUIVALENTS, end of period ......................................           $      674           $      410
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

     Financial Statement Revision

     We have revised the consolidated financial statements to change our method of accounting for the Marriott Rewards Program in accordance with Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The effect of adopting SAB No. 101 on January 1, 2000 was to increase both revenues and expenses by $63 million for the year ended December 29, 2000, $17 million for the twelve weeks ended June 15, 2001 and by $37 million for the twenty-four weeks ended June 15, 2001. However, there was no change in financial position, cashflows, net income or basic and diluted earnings per share. In addition, we added disclosures related to revenue recognition and certain other items to the notes to the consolidated financial statements.

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

                                                                            Twelve weeks ended
                                ---------------------------------------------------------------------------------------------------
                                                   June 15, 2001                                    June 16, 2000
                                -------------------------------------------------   -----------------------------------------------
                                                 Senior                                           Senior
                                                 Living    Distribution                           Living   Distribution
Sales                             Lodging        Services    Services     Total       Lodging   Services     Services      Total
                                ------------  ----------- ------------  ---------   ---------- ----------- ------------- ----------
($ in millions)                 (As revised)                          (As revised) (As revised)                         (As revised)
Management and franchise
    fees .....................  $       219   $        8  $        -    $    227    $     222  $       7   $         -   $     229
Other ........................          442           75         397         914          417         68           381         866
                                ------------  ----------- ------------- ---------   ---------- ----------- ------------- ----------
                                        661           83         397       1,141          639         75           381       1,095
Other revenues from managed
    properties ...............        1,228           81           -       1,309        1,239         75             -       1,314
                                ------------  ----------- ------------- ---------   ---------- ----------- ------------- ----------
                                $     1,889   $      164  $      397    $  2,450    $   1,878  $     150   $       381   $   2,409
                                ============  =========== ============= =========   ========== =========== ============= ==========
Operating costs and expenses

Operating costs ..............  $       430   $       78  $      394    $    902    $     395  $      78   $       375   $     848
Other costs from managed
    properties ...............        1,228           81           -       1,309        1,239         75             -       1,314
                                ------------  ----------- ------------- ---------   ---------- ----------- ------------- ----------
                                      1,658          159         394       2,211        1,634        153           375       2,162
                                ------------  ----------- ------------- ---------   ---------- ----------- ------------- ----------
Operating profit before
    corporate expenses and
    interest .................  $       231   $        5  $        3    $    239    $     244  $      (3)  $         6   $     247
                                ============  =========== ============= =========   ========== =========== ============= ==========

                                                                        Twenty-four weeks ended
                                ---------------------------------------------------------------------------------------------------
                                                   June 15, 2001                                  June 16, 2000
                                -------------------------------------------------   -----------------------------------------------
                                                 Senior                                          Senior
                                                 Living   Distribution                           Living     Distribution
Sales                             Lodging       Services    Services     Total       Lodging    Services      Services      Total
                                ------------  ----------- ------------  ---------   ---------- ----------- ------------- ----------
($ in millions)                 (As revised)                          (As revised) (As revised)                         (As revised)
Management and franchise
    fees .....................  $       415   $       16  $        -    $    431    $     405  $      13   $         -   $     418
Other ........................          847          151         758       1,756          765        142           688       1,595
                                ------------  ----------- ------------- ---------   ---------- ----------- ------------- ----------
                                      1,262          167         758       2,187        1,170        155           688       2,013
Other revenues from managed
    properties ...............        2,562          162           -       2,724        2,429        144             -       2,573
                                ------------  ----------- ------------- ---------   ---------- ----------- ------------- ----------
                                $     3,824   $      329  $      758    $  4,911    $   3,599  $     299   $       688   $   4,586
                                ============  =========== ============= =========   ========== =========== ============= ==========
Operating costs and expenses

Operating costs ..............  $       808   $      161  $      753    $  1,722    $     723  $     156   $       694   $   1,573
Other costs from managed
    properties ...............        2,562          162           -       2,724        2,429        144             -       2,573
                                ------------  ----------- ------------- ---------   ---------- ----------- ------------- ----------
                                      3,370          323         753       4,446        3,152        300           694       4,146
                                ------------  ----------- ------------- ---------   ---------- ----------- ------------- ----------
Operating profit before
    corporate expenses and
    interest .................  $       454    $       6  $        5    $    465    $     447  $      (1)  $        (6)  $     440
                                ============  =========== ============= =========   ========== =========== ============= ==========

2.   Earnings Per Share
     ------------------
     The following table reconciles the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                                Twelve weeks ended            Twenty-four weeks ended
                                                           -----------------------------    -----------------------------
                                                             June 15,         June 16,        June 15,         June 16,
                                                               2001             2000            2001             2000
                                                           ------------    -------------    ------------    -------------
      Computation of Basic Earnings Per Share

       Net income....................................      $       130     $        126     $       251     $        220
       Weighted average shares outstanding ..........            243.9            239.7           243.7            241.9
                                                           ------------    -------------    ------------    -------------

       Basic Earnings Per Share .....................      $       .53     $        .53     $      1.03     $        .91
                                                           ============    =============    ============    =============

      Computation of Diluted Earnings Per Share

       Net income ...................................      $       130     $        126     $       251     $        220
       After-tax interest expense on convertible
          debt ......................................                1                -               1                -
                                                           ------------    -------------    ------------    -------------
       Net income for diluted earnings per share ....      $       131     $        126     $       252     $        220
                                                           ============    =============    ============    =============

       Weighted average shares outstanding ..........            243.9            239.7           243.7            241.9

       Effect of Dilutive Securities
           Employee stock option plan ...............              8.1              7.0             8.4              6.5
           Deferred stock incentive plan ............              5.3              5.1             5.3              5.1
       Convertible debt .............................              3.0                -             1.5                -
                                                           ------------    -------------    ------------    -------------
       Shares for diluted earnings per share ........            260.3            251.8           258.9            253.5
                                                           ============    =============    ============    =============

       Diluted Earnings Per Share ...................      $       .50     $        .50     $       .97     $        .87
                                                           ============    =============    ============    =============

     We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We use the if-converted method for convertible debt.

3.   Marriott Rewards
     ----------------
     We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred, and recognize the corresponding expense relating to the cost of the awards redeemed. The liability for the Marriott Rewards program was $598 million at June 15, 2001 and $554 million at December 29, 2000, of which $373 million and $310 million, respectively, are included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

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

5.   Comprehensive Income
     --------------------
     Total comprehensive income was $119 million and $127 million, respectively, for the twelve weeks ended June 15, 2001 and June 16, 2000 and $234 million and $216 million, respectively, for the twenty-four weeks ended June 15, 2001 and June 16, 2000. The principal difference between net income and total comprehensive income relates to foreign currency translation adjustments.

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

                                                    Twelve weeks ended                        Twenty-four weeks ended
                                            -----------------------------------        -------------------------------------
                                              June 15, 2001      June 16, 2000            June 15, 2001       June 16, 2000
                                            ----------------   ----------------        -----------------  ------------------
($ in millions)                               (As revised)       (As revised)             (As revised)       (As revised)
Sales

   Full Service .........................        $   1,260          $   1,312                $   2,609           $   2,543
   Select Service .......................              223                216                      436                 408
   Extended Stay ........................              162                157                      301                 282
   Timeshare ............................              244                193                      478                 366
                                            ----------------   ----------------        -----------------  ------------------

   Total Lodging ........................            1,889              1,878                    3,824               3,599
   Senior Living Services ...............              164                150                      329                 299
   Distribution Services ................              397                381                      758                 688
                                            ----------------   ----------------        -----------------  ------------------
                                                 $   2,450          $   2,409                $   4,911           $   4,586
                                            ================   ================        =================  ==================

Operating profit (loss) before corporate expenses and interest

   Full Service .........................        $     127          $     133                $     244           $     250
   Select Service .......................               43                 54                       88                  92
   Extended Stay ........................               22                 22                       40                  35
   Timeshare ............................               39                 35                       82                  70
                                            ----------------   ----------------        -----------------  ------------------

   Total Lodging ........................              231                244                      454                 447
   Senior Living Services ...............                5                 (3)                       6                  (1)
   Distribution Services ................                3                  6                        5                  (6)
                                            ----------------   ----------------        -----------------  ------------------
                                                 $     239          $     247                $     465           $     440
                                            ================   ================        =================  ==================

     Sales from Distribution Services exclude sales (made at market terms and conditions) to our other business segments of $41 million and $43 million for the twelve weeks ended June 15, 2001 and June 16, 2000, respectively, and $80 million and $82 million for the twenty-four weeks ended June 15, 2001 and June 16, 2000, respectively.

8.   Contingencies
     -------------
     We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees were limited, in the aggregate, to $500 million at June 15, 2001, including guarantees involving major customers. We are currently unable to estimate the impact that the recent terrorist attacks on New York and Washington could have on the extent to which we may fund under these guarantees. In addition, we have made physical completion guarantees relating to three hotel properties with minimal expected funding. As of June 15, 2001, we had extended approximately $1,126 million of loan commitments to owners of lodging properties and senior living communities under which we expected to fund approximately $330 million by December 28, 2001, and $595 million in total. Letters of credit outstanding on our behalf at June 15, 2001, totaled $55 million, the majority of which related to our self-insurance programs. At June 15, 2001, we had repurchase obligations of $55 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse.

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

9.   Convertible Debt
     ----------------
     On May 8, 2001 we received cash proceeds of $405 million from the sale of zero-coupon convertible senior notes due 2021, known as LYONs.

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

10.  Subsequent Events
     -----------------
     Dispositions
     In the third quarter of 2001, we sold two lodging properties, and some undeveloped land, for cash proceeds of $146 million, resulting in gains of $7 million. We recognized $1 million of the gain and the balance will be recognized as certain contingencies in the sales contracts expire. We will continue to operate the two hotels under long-term management agreements.

     September 11, 2001 Terrorist Attacks
     The Company has been adversely affected in the aftermath of the recent terrorist attacks on New York and Washington. Since the attacks, our hotels have experienced significant short-term declines in occupancy compared to the prior year. At present, it is not possible to predict either the severity or duration of such declines in the medium or long-term, or the potential impact on the Company's results of operations, financial condition or cash flows. However, as a result of the significant short-term declines in occupancy, the Company has taken steps to reduce costs, including reductions in staff. The Company is undertaking a comprehensive analysis of its cost structure including, among other things, overall staffing levels and facilities related costs. Furthermore, the Company is evaluating hotel financial performance subsequent to September 11, 2001 and its impact on the Company's investments and contingent obligations. Declines in hotel profitability reduce management and franchise fees and could give rise to fundings or losses under investments and contingent obligations that we have made in connection with hotels that we manage or franchise. The outcome of the Company's analysis may result in charges to operations and potentially a material adverse impact on our financial position, results of operations and cashflows.

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

Twelve Weeks Ended June 15, 2001 Compared to Twelve Weeks Ended June 16, 2000
-----------------------------------------------------------------------------

We reported net income of $130 million for the 2001 second quarter on sales of $2,450 million. This represents a three percent increase in net income and a two percent increase in sales over the second quarter of 2000. Diluted earnings per share of $.50 was unchanged from the 2000 second quarter. Systemwide sales of $4.8 billion for the quarter were also unchanged from the prior year.

Marriott Lodging which includes our Full Service, Select Service, Extended Stay and Timeshare segments, reported a five percent decrease in operating profit while sales increased slightly to $1,889 million. Systemwide lodging sales remained the same as the second quarter 2000 at $4.2 billion.

We added a total of 67 lodging properties (10,700 units) during the second quarter of 2001, and deflagged two properties (221 units), increasing our total properties to 2,228 (411,987 units). Properties by brand (excluding 7,400 rental units relating to ExecuStay) are as indicated in the following table.

                                                                             Properties as of June 15, 2001
                                                               -----------------------------------------------------------
                                                                    Company-operated                  Franchised
                                                               ----------------------------  -----------------------------
                                                                Properties        Rooms        Properties        Rooms
                                                               -------------  -------------  -------------  --------------
Marriott Hotels, Resorts and Suites ........................         245         108,737            168          46,716
Ritz-Carlton ...............................................          41          13,592              -               -
Renaissance Hotels, Resorts and Suites .....................          81          31,100             33          11,104
Ramada International .......................................           5           1,068             65          11,261
Residence Inn ..............................................         130          17,240            242          26,543
Courtyard ..................................................         284          44,290            253          31,798
Fairfield Inn ..............................................          52           7,526            412          36,758
TownePlace Suites ..........................................          32           3,392             58           5,811
SpringHill Suites ..........................................          13           1,925             56           5,553
Marriott Vacation Club International .......................          49           5,840              -               -
Marriott Executive Apartments and other ....................           9           1,733              -               -
                                                               -------------  -------------  -------------  --------------
   Total ...................................................         941         236,443          1,287         175,544
                                                               =============  =============  =============  ==============

Across our Lodging brands, REVPAR for comparable company-operated U.S. properties declined by an average of 4.4 percent in the second quarter 2001. Occupancy declined 5.5 percentage points to 75.8 percent, while average room rates rose 2.5 percent.


Occupancy, average daily rate and REVPAR for each of our principal established brands are shown in the following table.

                                                               Twelve weeks
                                                                   ended
                                                               June 15, 2001           Change vs. 2000
                                                             -----------------        ------------------
Marriott Hotels, Resorts and Suites
     Occupancy ............................................           75.8%                 -5.8%   pts.
     Average daily rate ...................................      $  152.08                  +1.7%
     REVPAR ...............................................      $  115.24                  -5.6%

Ritz-Carlton
     Occupancy ............................................           74.8%                 -7.4%   pts.
     Average daily rate ...................................      $  280.94                  +9.6%
     REVPAR ...............................................      $  210.04                  -0.3%

Renaissance Hotels, Resorts and Suites
     Occupancy ............................................           72.6%                 -4.8%   pts.
     Average daily rate ...................................      $  144.46                  -0.6%
     REVPAR ...............................................      $  104.90                  -6.7%

Residence Inn
     Occupancy ............................................           80.1%                 -5.5%   pts.
     Average daily rate ...................................      $  109.09                  +1.5%
     REVPAR ...............................................      $   87.38                  -5.1%

Courtyard
     Occupancy ............................................           76.5%                 -5.1%   pts.
     Average daily rate ...................................      $  103.46                  +4.5%
     REVPAR ...............................................      $   79.17                  -2.1%

Fairfield Inn
     Occupancy ............................................           69.8%                 -4.4%   pts.
     Average daily rate ...................................      $   63.88                  +3.9%
     REVPAR ...............................................      $   44.57                  -2.3%

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

The overall lodging profit margin, before other revenues and other costs from managed properties, declined 3.3 percentage points versus the year earlier quarter. Margins were impacted by higher sales and marketing costs in the timeshare brands, lower margins in the ExecuStay business, the move of several hotels from owned to managed units and lower incentive fees related to the Courtyard joint venture. The lower incentive fees were offset by higher interest income associated with the loans made to the joint venture.

Marriott Senior Living Services (SLS) posted nine percent sales growth in the 2001 second quarter, reflecting a two-percentage point increase in occupancy for comparable communities to 85 percent. SLS posted operating profits of $5 million compared to a $3 million loss a year ago, as a result of improved occupancy rates and lower pre-opening costs.

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

Twenty-Four Weeks Ended June 15, 2001 Compared to Twenty-Four Weeks Ended June
------------------------------------------------------------------------------
16, 2000
--------

We reported net income of $251 million for the first half of 2001 on sales of $4,911 million. This represents a 14 percent increase in net income and a seven percent increase in sales over the same period in 2000. Diluted earnings per share of $.97 for the first half of the year increased 11 percent compared to 2000. Overall profit growth in 2001 was favorably impacted by a $15 million pretax charge, recorded in the first quarter of 2000, related to the write-off of a contract investment by our distribution services business. Systemwide sales increased to $9.5 billion.

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

                                                     Twenty-four
                                                     weeks ended          Change vs.
                                                    June 15, 2001          2000
                                                -------------------   ------------------
   Marriott Hotels, Resorts and Suites
     Occupancy.................................         74.5%              -4.2%   pts.
     Average daily rate ......................      $  153.33              +3.2%
     REVPAR ..................................      $  114.26              -2.2%

   Ritz-Carlton
     Occupancy ...............................          73.4%              -7.0%   pts.
     Average daily rate ......................      $  284.09             +10.1%
     REVPAR ..................................      $  208.52              +0.5%

   Renaissance Hotels, Resorts and Suites
     Occupancy ...............................          71.6%              -3.4%   pts.
     Average daily rate ......................      $  147.31              +1.9%
     REVPAR ..................................      $  105.40              -2.7%

   Residence Inn
     Occupancy ...............................          79.8%              -3.3%   pts.
     Average daily rate ......................      $  109.75              +3.7%
     REVPAR ..................................      $   87.58              -0.4%

   Courtyard
     Occupancy ...............................          75.0%              -3.1%   pts.
     Average daily rate ......................      $  103.04              +5.4%
     REVPAR ..................................      $   77.30              +1.2%

   Fairfield Inn
     Occupancy ...............................          65.9%              -3.2%   pts.
     Average daily rate ......................      $   63.32              +4.4%
     REVPAR ..................................      $   41.74              -0.5%

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

The overall lodging profit margin, before other revenues and other costs from managed properties, declined 2.2 percentage points in the first half of 2001 versus the same period in the prior year. Margins were impacted by higher sales and marketing costs in the timeshare brands, lower margins in the ExecuStay business, the move of several hotels from owned to managed units and lower incentive fees related to the Courtyard joint venture. The lower incentive fees are offset by higher interest income associated with the loans made to the joint venture.

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

LIQUIDITY AND CAPITAL RESOURCES

We have credit facilities, which support our commercial paper program and letters of credit. At June 15, 2001, our cash balances combined with our available borrowing capacity under the credit facilities was nearly $2.7 billion. We consider these resources, together with cash expected to be generated by operations, adequate to meet our short-term and long-term liquidity requirements, to finance our long-term growth plans, and to meet debt service and other cash requirements. We monitor the status of the capital markets, and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. The Company has been adversely affected in the aftermath of the recent terrorist attacks on New York and Washington. Since the attacks, our hotels have experienced significant short-term declines in occupancy compared to the prior year. At present, it is not possible to predict either the severity or duration of such declines in the medium or long-term, or the potential impact on the Company's results of operations, financial condition or cash flows. However, as a result of the significant short-term declines in occupancy, the Company has taken steps to reduce costs, including reductions in staff. The Company is undertaking a comprehensive analysis of its cost structure including, among other things, overall staffing levels and facilities related costs. Furthermore, the Company is evaluating hotel financial performance subsequent to September 11, 2001 and its impact on the Company's investments and contingent obligations. Declines in hotel profitability reduce management and franchise fees and could give rise to fundings or losses under investments and contingent obligations that we have made in connection with hotels that we manage or franchise. The outcome of the Company's analysis may result in charges to operations and potentially a material adverse impact on our financial position, results of operations and cashflows.

Cash and equivalents totaled $674 million at June 15, 2001, an increase of $340 million from year-end 2000. Cash balances increased due to temporary levels of excess cash on hand following the recent issuance of convertible debt. Cash provided by operations decreased 33 percent compared to the same period in 2000 as a result of timeshare activity and changes in working capital associated with timing differences. Net income is stated after recording depreciation expense of $61 million and $55 million for the twenty-four weeks ended June 15, 2001 and June 16, 2000, respectively, and after amortization expense of $35 million and $32 million, respectively, for the same time periods. Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) for the twenty-four weeks ended June 15, 2001 of $538 million, increased by $52 million, or 11 percent compared to the same period in 2000. EBITDA is an indicator of operating performance which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by accounting principles generally accepted in the United States.

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

-------------------------------------------------------------------------------------------------------------
                 MATTER                         FOR             AGAINST          WITHHELD         ABSTAIN
-------------------------------------------------------------------------------------------------------------
Re-election of Richard E. Marriott           2,118,954,160                          20,336,020
-------------------------------------------------------------------------------------------------------------
Re-election of Gilbert M. Grosvenor          2,118,460,460                          20,829,720
-------------------------------------------------------------------------------------------------------------
Re-election of Harry J. Pearce               2,104,970,680                          34,319,500
-------------------------------------------------------------------------------------------------------------
Ratification of appointment of Arthur
Andersen LLP as independent auditors         2,102,756,980       26,939,160                        9,594,040
-------------------------------------------------------------------------------------------------------------
Proposal to adopt cumulative voting for
the election of directors                      333,327,900    1,511,930,810                       86,617,100
-------------------------------------------------------------------------------------------------------------

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

         Exhibit No.           Description
         -----------           -----------


         12 Statement of Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12 to our Form 10-Q for the fiscal quarter ended June 15, 2001).

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