Form 10-Q/A
period 2001-09-07
MARRIOTT INTERNATIONAL INC /MD/
filed 2001-12-10
CIK 1048286

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A



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
          $0.01 par value

                          MARRIOTT INTERNATIONAL, INC.
                                      INDEX


                                                                                                           Page No.
                                                                                                          ----------
              Forward-Looking Statements ................................................................    3

Part I.       Financial Information (Unaudited):

                  Condensed Consolidated Statements of Income -
                      Twelve and Thirty-Six Weeks Ended September 7, 2001
                      and September 8, 2000 .............................................................    4

                  Condensed Consolidated Balance Sheet -
                      as of September 7, 2001 and December 29, 2000 .....................................    5

                  Condensed Consolidated Statement of Cash Flows -
                      Thirty-Six Weeks Ended September 7, 2001 and September 8, 2000 ....................    6

                  Notes to Condensed Consolidated Financial Statements ..................................    7

                  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations .........................................................   16

                  Quantitative and Qualitative Disclosures About Market Risk ............................   23



Part II.      Other Information and Signatures:

                  Legal Proceedings .....................................................................   24

                  Changes in Securities .................................................................   24

                  Defaults Upon Senior Securities .......................................................   24

                  Submission of Matters to a Vote of Security Holders ...................................   24

                  Other Information .....................................................................   24

                  Exhibits and Reports on Form 8-K ......................................................   25

                  Signatures ............................................................................   26

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

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                          MARRIOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    ($ in millions, except per share amounts)
                                  (Unaudited)

                                                        Twelve weeks ended                 Thirty-six weeks ended
                                                   ------------------------------       ------------------------------
                                                   September 7,      September 8,       September 7,      September 8,
                                                       2001              2000               2001              2000
                                                   ------------      ------------       ------------      ------------
                                                   (As revised)      (As revised)       (As revised)      (As revised)
SALES
     Management and franchise fees ..............  $        187      $        215       $        618      $        633
     Distribution services ......................           385               356              1,143             1,044
     Other ......................................           521               478              1,519             1,385
                                                   ------------      ------------       ------------      ------------
                                                          1,093             1,049              3,280             3,062
     Other revenues from managed properties .....         1,280             1,266              4,004             3,839
                                                   ------------      ------------       ------------      ------------
                                                          2,373             2,315              7,284             6,901
OPERATING COSTS AND EXPENSES
     Distribution services ......................           384               351              1,137             1,045
     Other ......................................           531               482              1,500             1,361
                                                   ------------      ------------       ------------      ------------
                                                            915               833              2,637             2,406
     Other costs from managed properties ........         1,280             1,266              4,004             3,839
                                                   ------------      ------------       ------------      ------------
                                                          2,195             2,099              6,641             6,245
                                                   ------------      ------------       ------------      ------------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
  AND INTEREST ..................................           178               216                643               656
Corporate expenses ..............................           (13)              (29)               (72)              (80)
Interest expense ................................           (26)              (22)               (75)              (72)
Interest income .................................            23                 9                 59                19
                                                   ------------      ------------       ------------      ------------
INCOME BEFORE INCOME TAXES ......................           162               174                555               523
Provision for income taxes ......................            61                64                203               193
                                                   ------------      ------------       ------------      ------------
NET INCOME ......................................  $        101      $        110       $        352      $        330
                                                   ============      ============       ============      ============

DIVIDENDS DECLARED PER SHARE ....................  $       .065      $        .06       $        .19      $       .175
                                                   ============      ============       ============      ============

EARNINGS PER SHARE
     Basic Earnings Per Share ...................  $        .41      $        .46       $       1.44      $       1.37
                                                   ============      ============       ============      ============
     Diluted Earnings Per Share .................  $        .39      $        .43       $       1.36      $       1.30
                                                   ============      ============       ============      ============



            See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 ($ in millions)

                                                            September 7,    December 29,
                                                                2001            2000
                                                            ------------    ------------
                             ASSETS                          (Unaudited)
Current assets
   Cash and equivalents .................................   $        874    $        334
   Accounts and notes receivable ........................            660             728
   Inventory ............................................            101              97
   Other ................................................            313             256
                                                            ------------    ------------
                                                                   1,948           1,415
                                                            ------------    ------------

Property and equipment ..................................          3,110           3,241
Intangibles .............................................          1,801           1,833
Investments in affiliates ...............................            828             747
Notes and other receivables .............................            900             661
Other ...................................................            433             340
                                                            ------------    ------------
                                                            $      9,020    $      8,237
                                                            ============    ============


              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable .....................................   $        732    $        660
   Other ................................................          1,113           1,257
                                                            ------------    ------------
                                                                   1,845           1,917
                                                            ------------    ------------

Long-term debt ..........................................          1,912           2,016
Other long-term liabilities .............................          1,222           1,037
Convertible debt ........................................            406               -
Shareholders' equity
   ESOP preferred stock .................................              -               -
   Class A common stock, 255.6 million shares issued ....              3               3
   Additional paid-in capital ...........................          3,426           3,590
   Retained earnings ....................................          1,062             851
   Unearned ESOP shares .................................           (372)           (679)
   Treasury stock, at cost ..............................           (425)           (454)
   Accumulated other comprehensive income ...............            (59)            (44)
                                                            ------------    ------------
                                                                   3,635           3,267
                                                            ------------    ------------
                                                            $      9,020    $      8,237
                                                            ============    ============




            See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 ($ in millions)
                                   (Unaudited)

                                                                                           Thirty-six weeks ended
                                                                                      --------------------------------
                                                                                      September 7,        September 8,
                                                                                          2001                2000
                                                                                      ------------        ------------
OPERATING ACTIVITIES
     Net income ................................................................      $       352         $       330
     Adjustments to reconcile to cash provided by operations:
         Depreciation and amortization .........................................              147                 134
         Income taxes and other ................................................              151                 198
         Timeshare activity, net ...............................................             (218)               (122)
         Working capital changes ...............................................               16                  73
                                                                                      ------------        ------------
     Cash provided by operations ...............................................              448                 613
                                                                                      ------------        ------------

INVESTING ACTIVITIES
     Dispositions ..............................................................              508                 381
     Capital expenditures ......................................................             (360)               (627)
     Note advances .............................................................             (147)               (118)
     Note collections and sales ................................................               42                  29
     Other .....................................................................             (169)               (160)
                                                                                      ------------        ------------
     Cash used in investing activities .........................................             (126)               (495)
                                                                                      ------------        ------------

FINANCING ACTIVITIES
     Commercial paper activity, net ............................................             (423)               (239)
     Issuance of convertible debt ..............................................              405                   -
     Issuance of other long-term debt ..........................................              316                 332
     Repayment of other long-term debt .........................................              (13)                (10)
     Issuance of Class A common stock ..........................................               69                  30
     Dividends paid ............................................................              (45)                (41)
     Purchase of treasury stock ................................................              (91)               (301)
                                                                                      ------------        ------------
     Cash provided by (used in) financing activities ...........................              218                (229)
                                                                                      ------------        ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS ....................................              540                (111)
CASH AND EQUIVALENTS, beginning of period ......................................              334                 489
                                                                                      ------------        ------------
CASH AND EQUIVALENTS, end of period ............................................      $       874         $       378
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

     Financial Statement Revision

     We have revised the consolidated financial statements to change our method of accounting for the Marriott Rewards Program in accordance with Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The effect of adopting SAB No. 101 on January 1, 2000 was to increase both revenues and expenses by $63 million for the year ended December 29, 2000, $28 million for the twelve weeks ended September 7, 2001 and by $65 million for the thirty-six weeks ended September 7, 2001. However, there was no change in financial position, cashflows, net income or basic and diluted earnings per share. In addition, we added disclosures related to revenue recognition and certain other items to the notes to the consolidated financial statements.

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

                                                                         Twelve weeks ended
                                      ----------------------------------------------------------------------------------------------
                                                     September 7, 2001                             September 8, 2000
                                      -------------------------------------------    -----------------------------------------------
                                                    Senior                                         Senior
                                                    Living  Distribution                           Living   Distribution
Sales                                   Lodging    Services   Services    Total        Lodging    Services    Services     Total
                                       ---------  ---------- ----------  --------    ----------  ----------  ----------   ----------
($ in millions)                      (As revised)                      (As revised) (As revised)                        (As revised)
Management and franchise
    fees ..............................  $   179    $     8    $     -    $   187      $   207     $     8    $     -     $   215
Other .................................      447         74        385        906          414          64        356         834
                                         -------    -------    -------    -------      -------     -------    -------     -------
                                             626         82        385      1,093          621          72        356       1,049

Other revenues from managed
    properties ........................    1,197         83          -      1,280        1,185          81          -       1,266
                                         -------    -------    -------    -------      -------     -------    -------     -------
                                         $ 1,823    $   165    $   385    $ 2,373      $ 1,806     $   153    $   356     $ 2,315
                                         =======    =======    =======    =======      =======     =======    =======     =======
Operating costs and expenses

Operating costs .......................  $   452    $    79    $   384    $   915      $   405     $    77    $   351     $   833
Other costs from managed
    properties ........................    1,197         83          -      1,280        1,185          81          -       1,266
                                         -------    -------    -------    -------      -------     -------    -------     -------
                                           1,649        162        384      2,195        1,590         158        351       2,099
                                         -------    -------    -------    -------      -------     -------    -------     -------
Operating profit before
    corporate expenses and
    interest ..........................  $   174    $     3    $     1    $   178      $   216     $    (5)   $     5     $   216
                                         =======    =======    =======    =======      =======     =======    =======     =======

                                                                     Thirty-six weeks ended
                                       ---------------------------------------------------------------------------------------------
                                                    September 7, 2001                             September 8, 2000
                                       --------------------------------------------  -----------------------------------------------
                                                    Senior                                         Senior
                                                    Living   Distribution                          Living   Distribution
Sales                                   Lodging    Services    Services     Total      Lodging    Services   Services      Total
                                       ---------  ----------  ----------  ---------   ---------  ---------- -----------   --------
($ in millions)                      (As revised)                       (As revised) (As revised)                       (As revised)
Management and franchise
    fees ...............................  $   594    $    24    $     -    $   618      $   612    $    21    $     -     $   633
Other ..................................    1,294        225      1,143      2,662        1,179        206      1,044       2,429
                                          -------    -------    -------    -------      -------    -------    -------     -------
                                            1,888        249      1,143      3,280        1,791        227      1,044       3,062
Other revenues from managed
    properties .........................    3,759        245          -      4,004        3,614        225          -       3,839
                                          -------    -------    -------    -------      -------    -------    -------     -------
                                          $ 5,647    $   494    $ 1,143    $ 7,284      $ 5,405    $   452    $ 1,044     $ 6,901
                                          =======    =======    =======    =======      =======    =======    =======     =======
Operating costs and expenses

Operating costs ........................  $ 1,260    $   240    $ 1,137    $ 2,637      $ 1,128    $   233    $ 1,045     $ 2,406
Other costs from managed
    properties .........................    3,759        245          -      4,004        3,614        225          -       3,839
                                          -------    -------    -------    -------      -------    -------    -------     -------
                                            5,019        485      1,137      6,641        4,742        458      1,045       6,245
                                          -------    -------    -------    -------      -------    -------    -------     -------
Operating profit before
    corporate expenses and
    interest ...........................  $   628    $     9    $     6    $   643      $   663    $    (6)   $    (1)    $   656
                                          =======    =======    =======    =======      =======    =======    =======     =======

2.   Earnings Per Share
     ------------------
     The following table reconciles the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                                Twelve weeks ended             Thirty-six weeks ended
                                                           -----------------------------    -----------------------------
                                                            September 7,   September 8,      September 7,   September 8,
                                                                2001           2000             2001            2000
                                                           ------------    -------------    ------------    -------------
      Computation of Basic Earnings Per Share


       Net income ......................................    $      101      $       110      $      352      $       330
       Weighted average shares outstanding .............         244.8            240.1           244.1            241.3
                                                           ------------    -------------    ------------    -------------

       Basic Earnings Per Share ........................    $      .41      $       .46      $     1.44      $      1.37
                                                           ============    =============    ============    =============

      Computation of Diluted Earnings Per Share

       Net income ......................................    $      101      $       110      $      352      $       330
       After-tax interest expense on convertible
         debt ..........................................             2                -               3                -
                                                           ------------    -------------    ------------    -------------
       Net income for diluted earnings per share .......    $      103      $       110      $      355      $       330
                                                           ============    =============    ============    =============

       Weighted average shares outstanding .............         244.8            240.1           244.1            241.3

       Effect of Dilutive Securities
           Employee stock purchase plan ................             -                -             0.1              0.1
           Employee stock option plan ..................           8.3              8.6             8.5              7.2
           Deferred stock incentive plan ...............           5.3              5.5             5.3              5.5
       Convertible debt ................................           6.4                -             3.1                -
                                                           ------------    -------------    ------------    -------------
       Shares for diluted earnings per share ...........         264.8            254.2           261.1            254.1
                                                           ============    =============    ============    =============

       Diluted Earnings Per Share ......................    $      .39      $       .43      $     1.36      $      1.30
                                                           ============    =============    ============    =============

     We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We use the if-converted method for convertible debt.

3.   Marriott Rewards
     ----------------
     We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred, and recognize the corresponding expense relating to the cost of the awards redeemed. The liability for the Marriott Rewards program was $611 million at September 7, 2001 and $554 million at December 29, 2000, of which $390 million and $310 million, respectively, are included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

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

                                                    Twelve weeks ended                        Thirty-six weeks ended
                                             ----------------------------------        ------------------------------------
                                              September 7,       September 8,            September 7,        September 8,
                                                  2001               2000                    2001               2000
                                             --------------     ---------------        ----------------   -----------------
($ in millions)                                (As revised)       (As revised)            (As revised)       (As revised)

Sales

   Full Service ..........................   $       1,170      $       1,222          $         3,779     $         3,765
   Select Service ........................             209                215                      645                 623
   Extended Stay .........................             158                173                      459                 455
   Timeshare .............................             286                196                      764                 562
                                             --------------     --------------         ----------------    ----------------

   Total Lodging .........................           1,823              1,806                    5,647               5,405
   Senior Living Services ................             165                153                      494                 452
   Distribution Services .................             385                356                    1,143               1,044
                                             --------------     --------------         ----------------    ----------------
                                             $       2,373      $       2,315          $         7,284     $         6,901
                                             ==============     ==============         ================    ================

Operating profit (loss) before corporate expenses and interest

   Full Service ..........................   $          70      $         104          $           314     $           354
   Select Service ........................              45                 47                      133                 139
   Extended Stay .........................              21                 32                       61                  67
   Timeshare .............................              38                 33                      120                 103
                                             --------------     --------------         ----------------    ----------------

   Total Lodging .........................             174                216                      628                 663
   Senior Living Services ................               3                 (5)                       9                  (6)
   Distribution Services .................               1                  5                        6                  (1)
                                             --------------     --------------         ----------------    ----------------
                                             $         178      $         216          $           643     $           656
                                             ==============     ==============         ================    ================

     Sales from Distribution Services exclude sales (made at market terms and conditions) to our other business segments of $37 million and $40 million for the twelve weeks ended September 7, 2001 and September 8, 2000, respectively, and $117 million and $123 million for the thirty-six weeks ended September 7, 2001 and September 8, 2000, respectively.

8.   Contingencies
     -------------

     We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees were limited, in the aggregate, to $556 million at September 7, 2001, including guarantees involving major customers. We are currently unable to estimate the impact that the recent terrorist attacks on New York and Washington could have on the extent to which we may fund under these guarantees. In addition, we have made physical completion guarantees relating to three hotel properties with minimal expected funding. As of September 7, 2001, we had extended approximately $940 million of loan commitments to owners of lodging properties and senior living communities under which we expected to fund approximately $230 million by December 28, 2001, and $528 million in total. Letters of credit outstanding on our behalf at September 7, 2001, totaled $69 million, the majority of which related to our self-insurance programs. At

     September 7, 2001, we had repurchase obligations of $54 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse.

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

Twelve Weeks Ended September 7, 2001 Compared to Twelve Weeks Ended September 8,
--------------------------------------------------------------------------------
2000
----

We reported net income of $101 million for the 2001 third quarter on sales of $2,373 million. This represents an eight percent decrease in net income and a three percent increase in sales compared to the third quarter of 2000. Diluted earnings per share of $.39 decreased by nine percent compared to the 2000 third quarter. Revenues, excluding other revenues from managed properties, of $1.1 billion for the quarter increased four percent over last year.

Marriott Lodging reported a 19 percent decrease in operating profit while sales increased slightly to $1,823 million. Lodging revenues, excluding other revenues from managed properties, of $626 million increased slightly compared to the same quarter a year ago. Lodging revenues were impacted by the transfer of several hotels from owned to managed status and lower incentive fees resulting from lower REVPAR, offset by unit additions.

We added a total of 118 lodging properties (14,862 units) during the third quarter of 2001, and deflagged four properties (938 units), increasing our total properties to 2,342 (425,911 units). Properties by brand (excluding 7,171 rental units relating to ExecuStay) are as indicated in the following table.

                                                                           Properties as of September 7, 2001
                                                               -----------------------------------------------------------
                                                                    Company-operated                  Franchised
                                                               ----------------------------  -----------------------------
                                                                Properties       Rooms        Properties        Rooms
                                                               -------------  -------------  -------------  --------------
Marriott Hotels, Resorts and Suites .........................        246         109,316            176          48,501
Ritz-Carlton ................................................         43          14,073              -               -
Renaissance Hotels, Resorts and Suites ......................         82          31,159             36          11,486
Ramada International ........................................          5           1,068            124          17,405
Residence Inn ...............................................        132          17,524            248          27,068
Courtyard ...................................................        284          44,290            259          32,591
Fairfield Inn ...............................................         52           7,526            419          37,389
TownePlace Suites ...........................................         33           3,542             63           6,412
SpringHill Suites ...........................................         16           2,426             61           6,097
Marriott Vacation Club International ........................         53           6,255              -               -
Marriott Executive Apartments and other .....................         10           1,783              -               -
                                                               -------------  -------------  -------------  --------------
   Total ....................................................        956         238,962          1,386         186,949
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

                                                                    Twelve weeks
                                                                       ended                 Change vs.
                                                                  September 7, 2001             2000
                                                                ----------------------    ------------------
   Marriott Hotels, Resorts and Suites
        Occupancy ...........................................              74.8%               -5.2%   pts.
        Average daily rate ..................................       $     133.05               -5.4%
        REVPAR ..............................................       $      99.49              -11.6%

   Ritz-Carlton
        Occupancy ...........................................              70.0%               -8.5%   pts.
        Average daily rate ..................................       $     220.24               +1.2%
        REVPAR ..............................................       $     154.23               -9.7%

   Renaissance Hotels, Resorts and Suites
        Occupancy ...........................................              68.2%               -7.1%   pts.
        Average daily rate ..................................       $     125.01               -4.2%
        REVPAR ..............................................       $      85.21              -13.3%

   Residence Inn
        Occupancy ...........................................              81.7%               -4.6%   pts.
        Average daily rate ..................................       $     105.77               -1.8%
        REVPAR ..............................................       $      86.41               -7.1%

   Courtyard
        Occupancy ...........................................              75.5%               -6.0%   pts.
        Average daily rate ..................................       $      97.81               +0.4%
        REVPAR ..............................................       $      73.85               -7.0%

   Fairfield Inn
        Occupancy ...........................................              72.9%               -3.4%   pts.
        Average daily rate ..................................       $      65.07               +1.3%
        REVPAR ..............................................       $      47.47               -3.2%

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

The overall lodging profit margin, before other revenues and other costs from managed properties, declined seven percentage points versus the year earlier quarter. Margins were impacted by lower REVPAR, the transfer of several hotels from owned to managed status, higher sales and marketing costs in the timeshare brands and lower margins in the ExecuStay business.

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

Thirty-Six Weeks Ended September 7, 2001 Compared to Thirty-Six Weeks Ended
---------------------------------------------------------------------------
September 8, 2000
-----------------

We reported net income of $352 million for the first three quarters of 2001 on sales of $7,284 million. This represents a seven percent increase in net income and a six percent increase in sales over the same period in 2000. Diluted earnings per share of $1.36 for the first three quarters of the year increased 5 percent compared to 2000. Overall profit growth in 2001 was favorably impacted by a $15 million pretax charge, recorded in 2000, related to the write-off of a contract investment by our distribution services business. Revenues, excluding other revenues from managed properties, of $3.3 billion for the first three quarters of 2001 increased seven percent over last year.

Marriott Lodging reported a five percent decrease in operating profit to $628 million, on four percent higher sales. Lodging revenues, excluding other revenues from managed properties, of $1.9 billion increased five percent over last year.

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

                                                    Thirty-six
                                                    weeks ended
                                                 September 7, 2001        Change vs. 2000
                                               ----------------------    ------------------
Marriott Hotels, Resorts and Suites
     Occupancy.............................                74.6%              -4.5%  pts.
     Average daily rate....................        $     146.55               +0.5%
     REVPAR................................        $     109.34               -5.3%

Ritz-Carlton
     Occupancy.............................                72.1%              -7.6%  pts.
     Average daily rate....................        $     260.60               +7.2%
     REVPAR................................        $     187.89               -3.0%

Renaissance Hotels, Resorts and Suites
     Occupancy.............................                70.4%              -4.7%   pts.
     Average daily rate....................        $     140.12               +0.2%
     REVPAR................................        $      98.67               -6.0%

Residence Inn
     Occupancy.............................                80.4%              -3.7%  pts.
     Average daily rate....................        $     108.47               +1.8%
     REVPAR................................        $      87.24               -2.7%

Courtyard
     Occupancy.............................                75.2%              -4.1%  pts.
     Average daily rate....................        $     101.29               +3.8%
     REVPAR................................        $      76.15               -1.6%

Fairfield Inn
     Occupancy.............................                68.3%              -3.2%  pts.
     Average daily rate....................        $      63.94               +3.2%
     REVPAR................................        $      43.65               -1.5%

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

The overall lodging profit margin, before other revenues and other costs from managed properties, declined 3.7 percentage points in the first three quarters of 2001 versus the same period in the prior year. The decline in margin reflects lower incentive fees related to the Courtyard joint venture and the impact of lower RevPar, the transfer of several hotels from owned to managed status, higher sales and marketing costs in the timeshare brands and lower margins in the ExecuStay business. The lower incentive fees resulting from the Courtyard joint venture are offset by higher interest income associated with the loans made to the joint venture.

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

        10 $1,500,000,000 Credit Agreement dated July 31, 2001 with Citibank, N.A., as Administrative Agent, and certain banks (incorporated by reference to Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 7, 2001).

        12 Statement of Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12 to our Form 10-Q for the fiscal quarter ended September 7, 2001).

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