Form 10-K
period 2001-12-28
MARRIOTT INTERNATIONAL INC /MD/
filed 2002-03-22
CIK 1048286

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2001          Commission File No. 1-13881

                          MARRIOTT INTERNATIONAL, INC.

Delaware                                                              52-2055918
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                               10400 Fernwood Road
                            Bethesda, Maryland 20817
                                 (301) 380-3000

           Securities registered pursuant to Section 12(b) of the Act:

                      Title of each class                     Name of each exchange on which registered
-------------------------------------------------------       ------------------------------------------
        Class A Common Stock, $0.01 par value                            New York Stock Exchange
(241,570,904 shares outstanding as of January 31, 2002)                   Chicago Stock Exchange
                                                                          Pacific Stock Exchange
                                                                        Philadelphia Stock Exchange

The aggregate market value of shares of common stock held by non-affiliates at January 31, 2002, was $7,772,203,883.

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

     Portions of the Proxy Statement prepared for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

              Index to Exhibits is located on pages 68 through 70.

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

          . our ability to obtain adequate property and liability insurance to protect against losses or to obtain such insurance at reasonable rates;

          . the effect of international, national and regional economic conditions including the duration and severity of the current economic downturn in the United States and the pace of the lodging industry's recovery in the aftermath of the terrorist attacks on New York and Washington;

          . our ability to recover our loan and guaranty fundings from hotel operations or from owners through the proceeds of hotel sales, refinances or otherwise;

          . the availability of capital to allow us and potential hotel owners to fund investments;

          . the effect that internet reservation channels may have on the rates that we are able to charge for hotel rooms and timeshare intervals; and

          . other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC).

ITEMS 1 and 2. BUSINESS AND PROPERTIES

     We are a worldwide operator and franchisor of hotels and related lodging facilities, an operator of senior living communities, and a provider of distribution services. Our operations are grouped into six business segments, Full-Service Lodging, Select-Service Lodging, Extended-Stay Lodging, Timeshare, Senior Living Services and Distribution Services, which represented 52, 9, 6, 10, 7 and 16 percent, respectively, of total sales in the fiscal year ended December 28, 2001.

     In our Lodging business, we operate, develop and franchise hotels under 14 separate brand names and we operate, develop and market Marriott timeshare properties under four separate brand names. Our lodging business includes the Full-Service, Select-Service, Extended-Stay and Timeshare segments.

     In our Senior Living Services segment, we develop and operate 156 senior living communities offering independent living, assisted living and skilled nursing care for seniors in the United States.

     Marriott Distribution Services (MDS) supplies food and related products to external customers and to internal lodging and senior living services operations throughout the United States.

     Financial information by industry segment and geographic area as of December 28, 2001 and for the three fiscal years then ended, appears in the Business Segments note to our Consolidated Financial Statements included in this annual report.

Lodging

     We operate or franchise 2,398 lodging properties worldwide, with 435,983 rooms as of December 28, 2001. In addition, we provide 6,121 furnished corporate housing units. We believe that our portfolio of lodging brands is the broadest of any company in the world, and that we are the leader in the quality tier of the vacation timesharing business. Consistent with our focus on management and franchising, we own very few of our lodging properties. Our lodging brands include:

Full-Service Lodging                           Extended-Stay Lodging

..    Marriott Hotels, Resorts and Suites       .    Residence Inn

..    Marriott Conference Centers               .    TownePlace Suites

..    JW Marriott Hotels                        .    Marriott Executive Apartments

..    Renaissance Hotels, Resorts and Suites    .    ExecuStay by Marriott

..    Ramada International Hotels and Resorts
     (Europe, Middle East and Asia/Pacific)    Timeshare

..    Bvlgari Hotels and Resorts /1/            .    Marriott Vacation Club International

..    The Ritz-Carlton Hotel                    .    Horizons by Marriott Vacation Club

                                               .    The Ritz-Carlton Club

Select-Service Lodging                         .    Marriott Grand Residence Club

..    Courtyard

..    Fairfield Inn

..    SpringHill Suites

/1 As part of our ongoing strategy to expand our reach through partnerships with preeminent, world-class companies, in early 2001, we announced our plans to launch a joint venture with Bulgari SpA to introduce a distinctive new luxury hotel brand - Bvlgari Hotels and Resorts. The first property is expected to open in 2003.

Company-Operated Lodging Properties

     At December 28, 2001, we operated a total of 916 properties (235,102 rooms) under long-term management or lease agreements with property owners (together, the Operating Agreements) or as owned.

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

     For lodging facilities that we manage, we are responsible for hiring, training and supervising the managers and employees required to operate the facilities and for purchasing supplies, for which we generally are reimbursed by the owners. We provide centralized reservation services, and national advertising, marketing and promotional services, as well as various accounting and data processing services. For lodging facilities that we manage, we prepare and implement annual operating budgets that are subject to owner review and approval.

Franchised Lodging Properties

     We have franchising programs that permit the use of certain of our brand names and our lodging systems by other hotel owners and operators. Under these programs, we generally receive an initial application fee and continuing royalty fees, which typically range from four percent to six percent of room revenues for all brands, plus two percent to three percent of food and beverage revenues for certain full-service hotels. In addition, franchisees contribute to our national marketing and advertising programs, and pay fees for use of our centralized reservation systems. At December 28, 2001, we had 1,482 franchised properties (200,881 rooms).

Summary of Properties by Brand
------------------------------

     As of December 28, 2001 we operated or franchised the following properties by brand (excluding 6,121 corporate housing rental units):

                                                      Company-operated          Franchised
                                                    --------------------   --------------------
                         Brand                      Properties    Rooms    Properties   Rooms
-------------------------------------------------   ----------   -------   --------------------
Full-Service Lodging
--------------------
     Marriott Hotels, Resorts and Suites ........       245      108,139       179       49,973
     Ritz-Carlton ...............................        45       14,826        --           --
     Renaissance Hotels, Resorts and Suites .....        85       32,713        38       12,060
     Ramada International .......................         5        1,068       128       18,114
Select-Service Lodging
----------------------
     Courtyard ..................................       286       45,046       267       33,739
     Fairfield Inn ..............................         2          855       478       45,040
     SpringHill Suites ..........................        18        2,868        66        6,724
Extended-Stay Lodging
---------------------
     Residence Inn ..............................       132       17,524       260       28,539
     TownePlace Suites ..........................        34        3,668        65        6,593
     Marriott Executive Apartments and other ....        10        1,797         1           99
Timeshare
---------
     Marriott Vacation Club International .......        48        6,147        --           --
     Horizons ...................................         2          146        --           --
     Ritz-Carlton Club ..........................         3          106        --           --
     Marriott Grand Residence Club ..............         1          199        --           --
                                                        ---      -------     -----      -------
Total ...........................................       916      235,102     1,482      200,881
                                                        ===      =======     =====      =======

     We plan to open over 150 hotels (25,000 - 30,000 rooms) during 2002. We believe that we have access to sufficient financial resources to finance our growth, as well as to support our ongoing operations and meet debt service and other cash requirements. Nonetheless, our ability to sell properties that we develop, and the ability of hotel developers to build or acquire new Marriott properties, which are important parts of our growth plans, is partially dependent on the availability and price of capital.

Full-Service Lodging
--------------------

     Marriott Hotels, Resorts and Suites (including JW Marriott Hotels & Resorts and Marriott Conference Centers) primarily serve business and leisure travelers and meeting groups at locations in downtown and suburban areas, near airports and at resort locations. Most Marriott full-service hotels contain from 300 to 500 rooms, and typically have swimming pools, gift shops, convention and banquet facilities, a variety of restaurants and lounges and parking facilities. Marriott resort hotels have additional recreational facilities, such as tennis courts and golf courses. The 13 Marriott Suites (approximately 3,400 rooms) are full-service suite hotels that typically contain approximately 260 suites, each consisting of a living room, bedroom and bathroom. Marriott Suites have limited meeting space. Unless otherwise indicated, references throughout this report to Marriott Hotels, Resorts and Suites include JW Marriott Hotels & Resorts and Marriott Conference Centers.

     JW Marriott Hotels & Resorts is a world-class collection of distinctive hotels that cater to accomplished, discerning travelers seeking an elegant environment and personal service. These 20 hotels and resorts are located in gateway cities and upscale resort locations throughout the world. In addition to the features found in a typical Marriott full-service hotel, the facilities and amenities in the JW Marriott Hotels & Resorts include larger guestrooms, more luxurious decor and furnishings, upgraded in-room amenities, "on-call" housekeeping, upgraded executive business centers and fitness centers/spas, and 24-hour room service.

     We operate 13 conference centers (3,259 rooms), throughout the United States. Some of the centers are used exclusively by employees of sponsoring organization, while others are marketed to outside meeting groups and individuals. The centers typically include meeting room space, dining facilities, guestrooms and recreational facilities.

     Room operations contributed the majority of hotel sales for fiscal year 2001, with the remainder coming from food and beverage operations, recreational facilities and other services. Although business at many resort properties is seasonal depending on location, overall hotel profits are usually relatively stable and include only moderate seasonal fluctuations. In 2001, however, we experienced significant declines as a result of the downturn in the economy.

Marriott Hotels, Resorts and Suites
Geographic Distribution at December 28, 2001                 Hotels
----------------------------------------------------------   ------
United States (41 states and the District of Columbia) ...     279    (115,366 rooms)
                                                               ===
Non-U.S.  (53 countries and territories)
   Americas (Non-U.S.) ...................................      31
   Continental Europe ....................................      27
   United Kingdom ........................................      47
   Asia ..................................................      24
   Africa and the Middle East ............................      12
   Australia .............................................       4
                                                               ---
Total Non-U.S. ...........................................     145    (42,746 rooms)
                                                               ===

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

Ritz-Carlton Hotels and Resorts
Geographic Distribution at December 28, 2001                 Hotels
----------------------------------------------------------   ------
United States (12 states and the District of Columbia) ...     26     (8,796 rooms)
                                                               ==
Non-U.S.  (17 countries and territories) .................     19     (6,030 rooms)
                                                               ==

     Renaissance is a global quality-tier brand, which targets business travelers, group meetings and leisure travelers. Renaissance hotels are generally located in downtown locations of major cities, in suburban office parks, near major gateway airports and in destination resorts. Most hotels contain 300 to 500 rooms; however, a few of the convention hotels are larger, and some hotels in non-gateway markets, particularly in Europe, are smaller. Renaissance hotels typically include an all-day dining restaurant, a specialty restaurant, club floors and a lounge, boardrooms, and convention and banquet facilities. Renaissance resorts have additional recreational facilities including golf, tennis and water sports.

Renaissance Hotels, Resorts and Suites
Geographic Distribution at December 28, 2001                 Hotels
----------------------------------------------------------   ------
United States (22 states and the District of Columbia) ...     58     (22,929 rooms)
                                                               ==
Non-U.S.  (28 countries and territories)
   Americas (Non-U.S.) ...................................      9
   Continental Europe ....................................     17
   United Kingdom ........................................      7
   Asia ..................................................     22
   Africa and the Middle East ............................      9
   Australia .............................................      1
                                                               --
Total Non-U.S. ...........................................     65     (21,844 rooms)
                                                               ==

     Ramada International is a moderately-priced brand targeted at business and leisure travelers. Each full-service Ramada International property includes a restaurant, a cocktail lounge and full-service meeting and banquet facilities. Ramada International hotels are located primarily in Europe in major and secondary cities, near major international airports and suburban office park locations. We also receive a royalty fee from Cendant Corporation and Ramada Franchise Canada Limited for the use of the Ramada name in the United States and Canada, respectively. In 2001, we converted 57 Jarvis hotels in Great Britain to the Ramada brand name.

Ramada International Hotels and Resorts
Geographic Distribution at December 28, 2001                 Hotels
-------------------------------------------------            ------
Americas (Non-U.S.) .............................                3
Continental Europe ..............................               55
Asia ............................................               14
Africa and the Middle East ......................                4
United Kingdom ..................................               57
                                                               ---
Total (16 countries and territories) ............              133    (19,182 rooms)
                                                               ===

Select-Service Lodging
----------------------

     Courtyard is our moderate-price select-service hotel product. Aimed at individual business and leisure travelers as well as families, Courtyard hotels maintain a residential atmosphere and typically have 90 to 150 rooms. Well landscaped grounds include a courtyard with a pool and social areas. Most hotels feature meeting rooms, limited restaurant and lounge facilities, and an exercise room. The operating systems developed for these hotels allow Courtyard to be price-competitive while providing better value through superior facilities and guest service.

Courtyard
Geographic Distribution at December 28, 2001                 Hotels
----------------------------------------------------------   ------
United States (44 states and the District of Columbia) ...     508    (71,035 rooms)
                                                               ===
Non-U.S.  (9 countries) ..................................      45    (7,750 rooms)
                                                               ===

     Fairfield Inn and Fairfield Inn & Suites is our hotel brand that competes in the lower moderate price-tier. Aimed at value-conscious individual business and leisure travelers, a typical Fairfield Inn or Fairfield Inn & Suites has 60 to 140 rooms and offers a swimming pool, complimentary continental breakfast and free local phone calls. At December 28, 2001, 480 Fairfield Inns (45,895 rooms) were located in 48 states.

     SpringHill Suites is our all-suite brand in the moderate-price tier of lodging products. SpringHill Suites typically have 90 to 165 rooms. They feature suites that are 25 percent larger than a typical hotel guest room and offer a broad range of amenities, including complimentary continental breakfast and exercise facilities. At December 28, 2001, 84 properties (9,592 rooms) were located in 28 states and Canada.

Extended-Stay Lodging
---------------------

     Residence Inn is the U.S. market leader among extended-stay lodging products, which caters primarily to business, government and family travelers who stay more than five consecutive nights. Residence Inns generally have 80 to 150 rooms, with a mix of studio, one-bedroom and two-bedroom suites. Most inns feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. The inns do not have restaurants but offer a complimentary breakfast buffet. Each suite contains a fully equipped kitchen, and many suites have wood-burning fireplaces.

Residence Inn
Geographic Distribution at December 28, 2001                 Hotels
----------------------------------------------------------   ------
United States (46 states and the District of Columbia) ...     382    (44,692 rooms)
                                                               ===
Canada ...................................................       9    (1,295 rooms)
                                                               ===
Mexico ...................................................       1    (76 rooms)
                                                               ===

     TownePlace Suites is a moderately priced, extended-stay hotel product that is designed to appeal to business and leisure travelers. The typical TownePlace Suites hotel contains 100 high quality studio and two-bedroom suites. Each suite has a fully equipped kitchen and separate living area. Each hotel provides housekeeping services and has on-site exercise facilities, an outdoor pool, 24-hour staffing and laundry facilities. At December 28, 2001, 99 TownePlace Suites (10,261 rooms) were located in 30 states.

     We provide temporary housing (serviced apartments) for business executives and others who need quality accommodations outside their home country, usually for 30 or more days. Some serviced apartments operate under the Marriott Executive Apartments brand, which is designed specifically for the long-term international traveler. At December 28, 2001, ten serviced apartment properties (1,896 units), including six Marriott Executive Apartments, were located in six countries and territories. All Marriott Executive Apartments are located outside the United States.

     ExecuStay provides furnished corporate apartments for stays of one month or longer nationwide. ExecuStay owns no residential real estate and provides units primarily through short-term lease agreements with apartment owners and managers.

Timeshare
---------

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

     In 2001 we launched the Marriott Grand Residence Club, our "fractional share" business line, with sales initiated in Lake Tahoe, California. In this new business line, fractional share owners purchase the right to stay at their property up to thirteen weeks each year. In addition, we continued to grow The Ritz-Carlton Club timeshare business line (launched in 2000) by initiating sales in both Bachelor Gulch, Colorado, and Jupiter, Florida. Lastly, we initiated sales at three new Marriott Vacation Club International locations: Waiohai Beach Club, Hawaii, Ko Olina, Hawaii, and Phuket Beach Club, Asia. We continue to offer timeshare intervals through Horizons by Marriott Vacation Club (Horizons), our moderate tier vacation ownership business line.

     Marriott Vacation Club International's owner base continues to expand, with 195,000 owners at year end 2001, compared to 182,000 in 2000.

Marriott Vacation Club International (all brands)
Geographic Distribution at December 28, 2001              Resorts          Units
-------------------------------------------------         -------          -----
Continental United States .......................           44             5,255
Hawaii ..........................................            4               576
Caribbean .......................................            3               305
Europe ..........................................            2               408
Asia ............................................            1                54
                                                            --             -----
Total ...........................................           54             6,598
                                                            ==             =====

     Other Activities

     Marriott Golf manages 26 golf course facilities for us and for other golf course owners.

     We operate 18 systemwide hotel reservation centers, 11 of them in the U.S. and Canada and seven internationally, that handle reservation requests for Marriott lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and lease the others.

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

     Affiliation with a national or regional brand is prevalent in the U.S. lodging industry. In 2001, over two-thirds of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is fairly concentrated, with the three largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.

     Outside the United States branding is much less prevalent, and most markets are served primarily by independent operators. We believe that chain affiliation will increase in overseas markets as local economies grow, trade barriers are reduced, international travel accelerates and hotel owners seek the economies of centralized reservation systems and marketing programs.

     Based on lodging industry data, we have nearly an eight percent share of the U.S. hotel market (based on number of rooms), and less than a one percent share of the lodging market outside the United States. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation, because our hotels typically generate higher occupancies and Revenue per Available Room (REVPAR) than direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong customer preference. Approximately 32 percent of our ownership resort sales come from additional purchases by or referrals from existing owners. We believe that the location and quality of our lodging facilities, our marketing programs, reservation systems and our emphasis on guest service and satisfaction are contributing factors across all of our brands.

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

     Marriott Rewards is a frequent guest program with a total of nearly 16 million members, and nine participating Marriott brands. The Marriott Rewards program yields repeat guest business due to rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 20 participating airline programs. We believe that Marriott Rewards generates substantial repeat business that might otherwise go to competing hotels.

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

     At December 28, 2001 we operated 156 senior living communities in 31 states.

                                                         Communities   Units (1)
                                                         -----------   ---------
Independent full-service
     - owned .........................................        3            1,193
     - operated under long-term agreements ...........       45           11,972
                                                            ---           ------
                                                             48           13,165
Assisted living
     - owned .........................................       47            5,198
     - operated under long-term agreements ...........       61            7,924
                                                            ---           ------
                                                            108           13,122
                                                            ---           ------
Total senior living communities ......................      156           26,287
                                                            ===           ======

(1) Units represent independent living apartments plus beds in assisted living and nursing centers.

     At December 28, 2001, we operated 48 independent full-service senior living communities, which offer both independent living apartments and personal assistance units for seniors. Most of these communities also offer licensed nursing care.

     At December 28, 2001, we also operated 108 assisted living senior living communities principally under the names "Brighton Gardens by Marriott," "Marriott MapleRidge, " and "Village Oaks." Assisted living communities are for seniors who benefit from assistance with daily activities such as bathing, dressing or medication. Brighton Gardens is a quality-tier assisted living concept which generally has 90 assisted living suites and in certain locations, 30 to 45 nursing beds in a community. In some communities, separate on-site centers also provide specialized care for residents with Alzheimer's or other memory-related disorders. Marriott MapleRidge assisted living communities consist of a cluster of six or seven 14-room cottages which offer residents a smaller scale, more intimate setting and family-like living at a moderate price. Management has begun to actively engage in efforts to sell all of the Village Oaks senior living communities.

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

Marriott Distribution Services

     MDS is a United States limited-line distributor of food and related supplies, carrying an average of 3,000 product items per distribution center. This segment originally focused on purchasing, warehousing and distributing food and supplies to other Marriott businesses. However, MDS has increased its third-party business to about 93 percent of total sales volume for the year ended December 28, 2001. Through MDS, we compete with numerous national, regional and local distribution companies in the $163 billion U.S. food distribution industry.

     MDS operated a nationwide network of 13 distribution centers at December 28, 2001. Leased facilities are generally built to our specifications, and utilize a narrow aisle concept and technology to enhance productivity.

Employee Relations

     At December 28, 2001, we had approximately 140,000 employees. Approximately 7,000 employees were represented by labor unions. We believe relations with our employees are positive.

Other Properties

     In addition to the operating properties discussed above, we lease two office buildings with combined space of 1,025,000 square feet in Bethesda, Maryland, where we are headquartered.

     We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance.

ITEM 3. LEGAL PROCEEDINGS

     Legal proceedings are incorporated by reference to the "Contingent Liabilities" footnote in the financial statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Part II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The range of prices of our common stock and dividends declared per share for each quarterly period within the last two years are as follows:

                                                Stock Price           Dividends
                                           ----------------------   Declared Per
                                               High        Low         Share
                                           ----------   ---------   ------------

2000   First Quarter  ..................   $  34  3/4   $  26 1/8     $  0.055
       Second Quarter ..................      38           29 1/2        0.060
       Third Quarter  ..................      42  3/8      34 5/8        0.060
       Fourth Quarter ..................      43  1/2      34 1/8        0.060

                                                 Stock Price          Dividends
                                           ----------------------   Declared Per
                                               High        Low         Share
                                           ----------   ---------   ------------

2001   First Quarter  ..................   $  47.81     $  37.25      $  0.060
       Second Quarter ..................      50.50        38.13         0.065
       Third Quarter  ..................      49.72        40.50         0.065
       Fourth Quarter ..................      41.50        27.30         0.065

     At January 31, 2002, there were 241,570,904 shares of Class A Common Stock outstanding held by 54,656 shareholders of record. Our Class A Common Stock is traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and Philadelphia Stock Exchange.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

     The following table presents summary selected historical financial data for the Company derived from our financial statements as of and for the five fiscal years ended December 28, 2001.

     Since the information in this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements. Per share data and Shareholders' Equity have not been presented prior to 1998 because we were not a publicly held company during that time.

                                                       Fiscal Year
                                       -----------------------------------------------
                                         2001      2000     1999      1998      1997
                                       -------   -------   -------   -------   -------
                                           ($ in millions, except per share data)
Income Statement Data:
Sales ..............................   $10,152   $10,080   $ 8,739   $ 7,968   $ 7,236
Operating Profit Before
 Corporate Expenses and Interest ...       590       922       830       736       609
Net Income .........................       236       479       400       390       324
Per Share Data:
Diluted Earnings Per Share .........       .92      1.89      1.51      1.46
Cash Dividends Declared ............      .255      .235      .215      .195
Balance Sheet Data (at end of year):
Total Assets .......................     9,107     8,237     7,324     6,233     5,161
Long-Term and Convertible Debt .....     2,815     2,016     1,676     1,267       422
Shareholders' Equity ...............     3,478     3,267     2,908     2,570
Other Data:
Systemwide Sales /1/ ...............   $20,000   $19,781   $17,684   $16,024   $13,196

----------
/1 Systemwide sales comprise revenues generated from guests at managed, franchised, owned, and leased hotels and senior living communities, together with sales generated by our other businesses. We consider systemwide sales to be a meaningful indicator of our performance because it measures the growth in revenues of all of the properties that carry one of the Marriott brand names. Our growth in profitability is in large part driven by such overall revenue growth. Nevertheless, systemwide sales should not be considered an alternative to revenues, operating profit, net income, cash flows from operations, or any other operating measure prescribed by accounting principles generally accepted in the United States. In addition, systemwide sales may not be comparable to similarly titled measures, such as sales and revenues, which do not include gross sales generated by managed and franchised properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion presents an analysis of results of our operations for fiscal years ended December 28, 2001, December 29, 2000, and December 31, 1999. Revenue per available room (REVPAR) is calculated by dividing room sales for comparable properties by room nights available to guests for the period. We consider REVPAR to be a meaningful indicator of our performance because it measures the period over period change in room revenues for comparable properties. REVPAR may not be comparable to similarly titled measures such as revenues. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based on U.S. properties operated by us except for Fairfield Inn, which data also include franchised units. Systemwide sales and statistics include data from our franchised properties, in addition to our owned, leased and managed properties. Systemwide statistics are based on comparable worldwide units and reflect the impact of foreign exchange rates.

     Consolidated Results

     Restructuring Costs and Other Charges

     The Company has experienced a significant decline in demand for hotel rooms in the aftermath of the September 11, 2001 attacks on New York and Washington and the subsequent dramatic downturn in the economy. This decline has resulted in reduced management and franchise fees, cancellation of development projects, and anticipated losses under guarantees and loans. We have responded by implementing certain companywide cost-saving measures, although we do not expect significant changes to the scope of our operations. As a result of our restructuring plan, in the fourth quarter of 2001 we recorded pretax restructuring costs of $124 million, including (1) $16 million in severance costs; (2) $20 million, primarily associated with a loss on a sublease of excess space arising from the reduction in personnel; (3) $28 million related to the write-off of capitalized costs relating to development projects no longer deemed viable; and (4) $60 million related to the write-down of the Village Oaks brand of companion-style senior living communities, which are now classified as held for sale, to their estimated fair value. Detailed information related to the restructuring costs and other charges, which were recorded in the fourth quarter of 2001 as a result of the economic downturn and the unfavorable lodging environment, is provided below.

     Restructuring Costs

     Severance

     Our restructuring plan resulted in the reduction of approximately 1,700 employees (the majority of which were terminated by December 28, 2001) across our operations. We recorded a workforce reduction charge of $16 million related primarily to severance and fringe benefits. The charge does not reflect amounts billed out separately to owners for property-level severance costs. In addition, we delayed filling vacant positions and reduced staff hours.

     Facilities Exit Costs

     As a result of the workforce reduction and delay in filling vacant positions, we consolidated excess corporate facilities. We recorded a restructuring charge of approximately $15 million for excess corporate facilities, primarily related to lease terminations and noncancelable lease costs in excess of estimated sublease income. In addition, we recorded a $5 million charge for lease terminations resulting from cancellations of leased units by our corporate apartment business, primarily in downtown New York City.

     Development Cancellations and Elimination of Product Line

     We incur certain costs associated with the development of properties, including legal costs, the cost of land and planning and design costs. We capitalize these costs as incurred and they become part of the cost basis of the property once it is developed. As a result of the dramatic downturn in the economy in the aftermath of the September 11, 2001 attacks, we decided to cancel development projects that were no longer deemed viable. As a result, we expensed $28 million of previously capitalized costs. In addition, management has begun to actively engage in efforts to sell 25 Village Oaks senior living communities. These communities offer companion living and are significantly different from our other senior living brands. As a result of the plan to exit this line of business, the assets associated with the 25 properties have been reclassified as assets held for sale and have accordingly been recorded at their estimated fair value, resulting in an impairment charge of $60 million.

     Other Charges

     Reserves for Guarantees and Loan Losses

     We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. We also advance loans to some owners of properties that we manage. As a result of the downturn in the economy, certain hotels have experienced significant declines in profitability and the owners have not been able to meet debt service obligations to the Company or in some cases, to other third-party lending institutions. As a result, based upon cash flow projections, we expect to fund under certain guarantees, which are not deemed recoverable, and we expect that several of the loans made by us will not be repaid according to their original terms. Due to the expected guarantee fundings deemed non-recoverable and the expected loan losses, we recorded charges of $85 million in the fourth quarter of 2001.

     Accounts Receivable - Bad Debts

     In the fourth quarter of 2001, we reserved $17 million of accounts receivable following an analysis of these accounts which we deemed uncollectible, generally as a result of the unfavorable hotel operating environment.

     Asset Impairments

     The Company recorded a charge related to the impairment of an investment in a technology-related joint venture ($22 million), losses on the anticipated sale of three lodging properties ($13 million), write-offs of investments in management contracts and other assets ($8 million), and the write-off of capitalized software costs arising from a decision to change a technology platform ($2 million).

     A summary of the restructuring costs and other charges recorded in the fourth quarter of 2001 is detailed as follows ($ in millions):

                                                                                    Cash         Restructuring costs
                                                                                 payments in      and other charges
                                                                     Non-cash   fourth quarter      liability at
                                                      Total charge    charge        2001          December 28, 2001
                                                      ------------   --------   --------------   -------------------
Severance .........................................      $  16        $   2          $ 6                $  8
Facilities exit costs .............................         20           --            2                  18
Development cancellations and
  elimination of  product line ....................         88           88           --                  --
                                                         -----        -----          ---                ----
Total restructuring costs .........................        124           90            8                  26
Reserves for guarantees and
  loan losses .....................................         85           52           --                  33
Accounts receivable - bad debts ...................         17           17           --                  --
Write-down of properties held for sale ............         13           13           --                  --
Impairment of technology-related
  investments and other ...........................         32           31           --                   1
                                                         -----        -----          ---                ----
Total .............................................      $ 271        $ 203          $ 8                $ 60
                                                         =====        =====          ===                ====

          The remaining liability related to the workforce reduction and fundings under guarantees will be substantially paid by the end of 2002. The amounts related to the space reduction and resulting lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2012.

     Further detail regarding the charges is shown below:

Operating Profit Impact ($ in millions)
---------------------------------------

                                                                                           Senior
                                               Full-    Select-   Extended-                Living    Distribution
                                              Service   Service     Stay      Timeshare   Services      Services    Total
                                              ---------------------------------------------------------------------------
Severance ................................      $ 7       $ 1       $ 1          $ 2        $--           $ 1       $ 12
Facilities exit costs ....................       --        --         5           --         --             1          6
Development cancellations and
  elimination of product line ............       19         4         5           --         60            --         88
                                              ---------------------------------------------------------------------------
Total restructuring costs ................       26         5        11            2         60             2        106
Reserves for guarantees and loan losses ..       30         3         3           --         --            --         36
Accounts receivable - bad debts ..........       11         1        --           --          2             3         17
Write-down of properties held for sale ...        9         4        --           --         --            --         13
Impairment of technology-related
  investments and other ..................        8        --         2           --         --            --         10
                                              ---------------------------------------------------------------------------
Total ....................................      $84       $13       $16          $ 2        $62           $ 5       $182
                                              ===========================================================================

Non-operating Impact ($ in millions)
---------------------------------------------------------

                                                                                                      Total
                                                                                                    corporate
                                                            Corporate   Provision for   Interest   expenses and
                                                             expenses    loan losses     income      interest
                                                            ---------   -------------   --------   ------------

Severance ...............................................      $ 4           $--           $--         $ 4
Facilities exit costs ...................................       14            --            --          14
                                                               ---           ---           ---         ---
Total restructuring costs ...............................       18            --            --          18
Reserves for guarantees and loan losses .................       --            43             6          49
Impairment of technology-related investments and other ..       22            --            --          22
                                                               ---           ---           ---         ---
Total ...................................................      $40           $43           $ 6         $89
                                                               ===           ===           ===         ===

     2001 Compared to 2000

          Net income and diluted earnings per share decreased 51 percent to $236 million and $.92, respectively. Net income was primarily impacted by pretax restructuring and other charges totaling $271 million and lower lodging operating profits due to the decline in hotel performance.

          Sales of $10 billion in 2001 were flat compared to last year, reflecting a decline in hotel performance, partially offset by revenue from new Lodging and Distribution Services business and contributions from established Senior Living communities. Systemwide sales increased slightly to $20 billion.

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

Marriott Lodging

                                                                        Annual Change
                                                                   ---------------------
 ($ in millions)                         2001     2000     1999    2001/2000   2000/1999
-------------------------------------   ------   ------   ------   ---------   ---------
Sales ...............................   $7,786   $7,911   $7,041       -2%        +12%
Operating profit before
  restructuring costs and
  other charges .....................      756      936      827      -19%        +13%
Restructuring costs .................      (44)      --       --       nm          --
Other charges .......................      (71)      --       --       nm          --
                                        ------   ------   ------
Operating profit, as reported .......   $  641   $  936   $  827      -32%        +13%
                                        ======   ======   ======

2001 Compared to 2000

     Marriott Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported a 32 percent decrease in operating profit and 2 percent lower sales in 2001. Results reflected restructuring costs of $44 million and other charges of $71 million, including a $36 million reserve for third-party guarantees we expect to fund and not recover out of future cash flow, $12 million of reserves for accounts receivable deemed uncollectible, a write-off of two investments in management contracts and other assets of $8 million, $13 million of losses on the anticipated sale of three lodging properties, and a $2 million write-off associated with capitalized software costs arising from a decision to change a technology platform. Results also reflect lower fees due to the decline in demand for hotel rooms, partially offset by increased revenue associated with new properties. Lodging management and franchise fee revenue declined 12 percent in 2001. Incentive fee revenue declined 36 percent, base fees revenue declined 3 percent, and franchise fee revenue increased 6 percent. Lodging operating profit in 2001 (including overhead but excluding restructuring costs and other charges) was attributable to base management fees (33 percent of total), franchise fees (21 percent) and land rent (3 percent) that are based on fixed dollar amounts or percentages of sales. The balance was attributable to our timesharing business (20 percent), and to incentive management fees and other income based on the profits of the underlying properties (23 percent).

Across our Lodging brands, REVPAR for comparable company-operated U.S. properties declined by an average of 10.4 percent in 2001. Average room rates for these hotels declined 2 percent and occupancy declined 6.7 percentage points. Occupancy, average daily rate and REVPAR for each of our principal established brands are shown in the following table.

                                                Comparable             Comparable
                                             U.S. properties           Systemwide
                                          --------------------    --------------------
                                                    Change vs.              Change vs.
                                            2001       2000         2001       2000
                                          -------   ----------    -------   ----------
Marriott Hotels, Resorts and Suites
   Occupancy  ........................       70.4%   -7.1% pts.      68.8%   -5.9% pts.
   Average daily rate  ...............    $142.96    -2.9%        $132.55    -2.4%
   REVPAR  ...........................    $100.62   -11.8%        $ 91.19   -10.1%

Ritz-Carlton
   Occupancy  ........................       66.9%  -10.4% pts.      67.6%   -8.1% pts.
   Average daily rate  ...............    $249.94    +2.3%        $226.58    +4.1%
   REVPAR  ...........................    $167.21   -11.5%        $153.25    -7.0%

Renaissance Hotels, Resorts and Suites
   Occupancy  ........................       65.6%   -7.7% pts.      66.2%   -4.4% pts.
   Average daily rate  ...............    $137.79    -2.9%        $112.51    -4.3%
   REVPAR  ...........................    $ 90.39   -13.1%        $ 74.43   -10.4%

Residence Inn
   Occupancy  ........................       77.8%   -5.1% pts.      77.9%   -3.9% pts.
   Average daily rate  ...............    $105.46    -1.4%        $102.71    -0.3%
   REVPAR  ...........................    $ 82.05    -7.5%        $ 80.02    -5.0%

Courtyard
   Occupancy  ........................       71.6%   -6.4% pts.      71.0%   -4.9% pts.
   Average daily rate  ...............    $ 99.45    +1.2%        $ 94.68    +1.1%
   REVPAR  ...........................    $ 71.24    -7.0%        $ 67.21    -5.6%

Fairfield Inn
   Occupancy  ........................       66.3%   -3.2% pts.      66.3%   -3.2% pts.
   Average daily rate  ...............    $ 64.70    +2.1%        $ 64.70    +2.1%
   REVPAR  ...........................    $ 42.91    -2.6%        $ 42.91    -2.7%

     Marriott Vacation Club International contributed over 20 percent of lodging operating profit in 2001, after the impact of restructuring and other charges. Operating profit increased 7 percent, reflecting a 22 percent increase in contract sales, the 2001 acquisition of the Grand Residence Club in Lake Tahoe, California, and note sale gains in 2001 of $40 million compared to $22 million in 2000, partially offset by higher marketing and selling expenses and severance expenses of nearly $2 million associated with the Company's restructuring plan.

     International Lodging reported a decrease in the results of operations, reflecting the impact of the decline in international travel and restructuring and other charges, partially offset by sales associated with new rooms. Over 35 percent of rooms added in 2001 were outside the United States.

     Lodging Development
     -------------------

     Marriott Lodging opened 313 properties totaling nearly 50,000 rooms across its brands in 2001, while 14 hotels (approximately 3,700 rooms) exited the system. Highlights of the year included:

..    Over 35 percent of new rooms opened were outside the United States. These include our first hotels in Belgium, Denmark and Ireland.

..    Development of a new Marriott Vacation Club International resort in Phuket,
     Thailand, the EuroDisney resort, and the acquisition of The Grand Residence Club property in Lake Tahoe, California.

..    One hundred and fifty properties (19,100 rooms) were added to our select-service and extended-stay brands.

..    One hundred and forty-four properties (19,300 rooms), 39 percent of our total room additions for the year, were conversions from other brands.

     At year-end 2001, we had over 300 hotel properties and more than 55,000 rooms under construction or approved for development. We expect to open over 150 hotels and timesharing resorts (25,000 - 30,000 rooms) in 2002. These growth plans are subject to numerous risks and uncertainties, many of which are outside our control. See "Forward-Looking Statements" above and "Liquidity and Capital Resources" below.

     Marriott Lodging reported a 13 percent increase in operating profit on 12 percent higher sales in 2000. Results reflected solid room rate growth at U.S. hotels and contributions from new properties worldwide. Lodging operating profit in 2000 was attributable to base management fees (28 percent of total), franchise fees (17 percent), land rent and other income (3 percent), resort timesharing (15 percent), and incentive management fees and other profit participations (37 percent).

     Across our full-service lodging brands (Marriott Hotels, Resorts and Suites; Renaissance Hotels, Resorts and Suites; and The Ritz-Carlton Hotels), REVPAR for comparable company-operated U.S. properties grew by an average of 7.2 percent in 2000. Average room rates for these hotels rose 6.3 percent, while occupancy increased slightly to 77.4 percent. In 2000, as a result of the termination of two Ritz-Carlton management agreements, we wrote off our $3 million investment in these contracts. In addition, due to the bankruptcy of the owner of one hotel, we reserved $6 million of our investment in that management agreement.

     Our domestic select-service and extended-stay brands (Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites and SpringHill Suites) added a total of 161 properties (18,870 rooms) and deflagged seven properties (1,500 rooms), primarily franchises, during the 2000 fiscal year. REVPAR for comparable properties increased 5.5 percent.

                                                  Comparable              Comparable
                                               U.S. properties            Systemwide
                                           ----------------------   -----------------------
                                                       Change vs.                Change vs.
                                             2000         1999        2000          1999
                                           -------    -----------   -------    ------------
Marriott Hotels, Resorts and Suites
     Occupancy  ........................      78.2%   +0.4%  pts.      75.7%    +0.4%  pts.
     Average daily rate  ...............   $149.50    +6.2%         $136.37     +4.9%
     REVPAR  ...........................   $116.95    +6.8%         $103.27     +5.5%

Ritz-Carlton
     Occupancy  ........................      77.5%   +0.1%  pts.      77.5%    +2.0%  pts.
     Average daily rate  ...............   $242.26    +9.2%         $228.01     +8.9%
     REVPAR  ...........................   $187.75    +9.4%         $176.75    +11.9%

Renaissance Hotels, Resorts and Suites
     Occupancy  ........................      73.3%   +2.0%  pts.      70.9%    +2.7%  pts.
     Average daily rate  ...............   $142.27    +4.5%         $119.95     +3.0%
     REVPAR  ...........................   $104.35    +7.5%         $ 85.07     +7.0%

Residence Inn
     Occupancy  ........................      83.5%   +0.7%  pts.      82.2%    +0.8%  pts.
     Average daily rate  ...............   $104.88    +5.1%         $102.25     +4.3%
     REVPAR  ...........................   $ 87.61    +6.1%         $ 84.10     +5.3%

Courtyard
     Occupancy  ........................      78.9%     --   pts.      77.0%    +0.2%  pts.
     Average daily rate  ...............   $ 97.68    +5.7%         $ 93.51     +4.9%
     REVPAR  ...........................   $ 77.05    +5.7%         $ 71.96     +5.1%

Fairfield Inn
     Occupancy  ........................      69.7%   -1.0%  pts.      69.7%    -1.0%  pts.
     Average daily rate  ...............   $ 61.32    +3.8%         $ 61.32     +3.8%
     REVPAR  ...........................   $ 42.75    +2.4%         $ 42.75     +2.4%

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

The Marketplace by Marriott (Marketplace), our hospitality procurement business, launched as an independent company. In January 2001, Marriott and Hyatt Corporation formed a joint venture, Avendra LLC, and we each merged our respective procurement businesses into it. Avendra LLC is an independent professional procurement services company serving the North American hospitality market and related industries. Bass Hotels & Resorts, Inc., ClubCorp USA Inc. and Fairmont Hotels & Resorts, Inc. joined Avendra LLC in March 2001.

Marriott Senior Living Services

                                                             Annual Change
                                                         ---------------------
($ in millions)                   2001    2000    1999   2001/2000   2000/1999
                                 -----   -----   -----   ---------   ---------

Sales ........................   $ 729   $ 669   $ 559          +9%        +20%
Operating profit (loss) before
    restructuring costs and
    other charges ............      17     (18)    (18)         nm          --
Restructuring costs ..........     (60)     --      --          nm          --
Other charges ................      (2)     --      --          nm          --
                                 -----   -----   -----
Operating loss, as reported ..   $ (45)  $ (18)  $ (18)         nm          --
                                 =====   =====   =====

2001 Compared to 2000

     Marriott Senior Living Services posted a 9 percent increase in sales in 2001, as we added a net total of three new communities (369 units) during the year. Occupancy for comparable communities increased by nearly 2 percent to 85.3 percent in 2001.

     The division reported an operating loss of $45 million, reflecting restructuring and other charges of $62 million, primarily related to the $60 million write-down of 25 senior living communities held for sale to their estimated fair value and the write-off of a $2 million receivable no longer deemed collectible. These charges were partially offset by the favorable impact of the increase in comparable occupancy and the new units.

2000 Compared to 1999

     Marriott Senior Living Services posted a 20 percent increase in sales in 2000, reflecting the net addition of nine properties during the year and a 4 percentage point increase in occupancy for comparable communities to 88 percent. Despite the increase in sales, profitability was impacted by start-up inefficiencies for new properties, higher administrative expenses, pre-opening costs for new communities, costs related to debt associated with facilities developed by unaffiliated third parties, and charges associated with our decision to limit new construction until the market improves, resulting in a loss of $18 million.

     Senior Living Services Development
     ----------------------------------

     Due to oversupply conditions in some senior housing markets, we decided in 1999 to dramatically slow development of planned communities. Consequently, a number of projects in the early stages of development were postponed or canceled. Additional projects were canceled in 2000.

Marriott Distribution Services

                                                              Annual Change
                                                           --------------------
($ in millions)                  2001     2000     1999    2001/2000  2000/1999
------------------------------  ------   ------   ------   ---------  ---------

Sales ........................  $1,637   $1,500   $1,139          +9%       +32%
Operating (loss) Profit before
    restructuring costs and
    other charges ............      (1)       4       21          nm        -81%
Restructuring costs ..........      (2)      --       --          nm         --
Other charges ................      (3)      --       --          nm         --
                                ------   ------   ------
Operating (loss) profit,
    as reported ..............  $   (6)  $    4   $   21          nm        -81%
                                ======   ======   ======

2001 Compared to 2000

     Operating results for Marriott Distribution Services (MDS) reflect the impact of an increase in sales related to the commencement of new contracts in 2001 and increased sales from contracts established in 2000. The impact of higher sales on the operating results was more than offset by the decline in business from one significant customer, transportation inefficiencies and restructuring and other charges of $5 million, including severance costs and the write-off of an accounts receivable balance from a customer that filed for bankruptcy in the fourth quarter of 2001. The Company commenced a strategic review of this business in January 2002.

2000 Compared to 1999

     Marriott Distribution Services posted a 32 percent increase in sales for 2000, reflecting the commencement of service to three large restaurant chains in the year. Operating profit declined $17 million as a result of start-up inefficiencies associated with the new business and a $15 million pretax write-off of an investment in a contract with Boston Chicken, Inc. and its Boston Market-controlled subsidiaries, a major customer that filed for bankruptcy in October 1998. McDonald's Corporation (McDonald's) acquired Boston Market in 2000, and during the first quarter of 2000, MDS entered into an agreement with McDonald's to continue providing distribution services to Boston Market restaurants (refer to the "Intangible Assets" footnote in the financial statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data").

Corporate Expenses, Interest and Taxes

   Corporate Expenses
                                                              Annual Change
                                                          ---------------------
($ in millions)                      2001   2000   1999   2001/2000   2000/1999
----------------------------------   ----   ----   ----   ---------   ---------

Corporate expenses before
   restructuring costs and other
   charges .......................   $117   $120   $164          -3%        -27%
Restructuring costs ..............     18      -      -          nm           -
Other charges ....................     22      -      -          nm           -
                                     ----   ----   ----
Corporate expenses, as reported ..   $157   $120   $164         +31%        -27%
                                     ====   ====   ====

2001 Compared to 2000

     Corporate expenses increased $37 million reflecting the impact of restructuring charges of $18 million related to severance costs and facilities exit costs, and other charges related to the fourth quarter write-off of a $22 million investment in one of our technology partners. In addition to these items, we also recorded $8 million of foreign exchange losses and in prior quarters we recorded a $13 million write-off of two investments in technology partners. These charges were partially offset by $11 million in gains from the sale of affordable housing tax credit investments, the favorable impact of cost containment action plans, and the reversal of a long-standing $10 million insurance reserve related to a lawsuit at one of our managed hotels. The reversal of the insurance reserve was the result of us being approached in the first quarter by the plaintiffs' counsel, who indicated that a settlement could be reached in an amount that would be covered by insurance. We determined that it was no longer probable that the loss contingency would result in a material outlay by us and accordingly, we reversed the reserve during the first quarter of 2001.

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

     Interest Expense

2001 Compared to 2000

     Interest expense increased $9 million to $109 million reflecting the impact of the issuance of Series E Notes in January 2001 and borrowings under our revolving credit facilities, partially offset by lower interest resulting from the payoff of commercial paper.

2000 Compared to 1999

Interest expense increased $39 million as a result of borrowings to finance growth outlays and share repurchases.

     Interest Income and Income Tax

2001 Compared to 2000

     Interest income increased $34 million, before reflecting reserves of $48 million for loans deemed uncollectible as a result of certain hotels experiencing significant declines in profitability and the owners not being able to meet debt service obligations. The change in interest income was impacted by income associated with higher loan balances, including the loans made to the Courtyard joint venture in the fourth quarter of 2000, offset by $5 million of expected guarantee fundings and the impact of $14 million of income recorded in 2000 associated with an international loan that was previously deemed uncollectible.

     Our effective income tax rate decreased to 36.2 percent in 2001 from 36.8 percent in 2000 as a result of modifications related to our deferred compensation plan and the impact of increased income in countries with lower effective tax rates.

2000 Compared to 1999

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

     Liquidity and Capital Resources

     We have credit facilities which support our commercial paper program and letters of credit. At December 28, 2001, our cash balances combined with our available borrowing capacity under the credit facilities was nearly $2 billion. We consider these resources, together with cash expected to be generated by operations, adequate to meet our short-term and long-term liquidity requirements, to finance our long-term growth plans, and to meet debt service and other cash requirements. We expect that part of our financing and liquidity needs will continue to be met through commercial paper borrowings and access to long-term committed credit facilities. If the lodging industry recovers more slowly than we anticipate, our ability to obtain commercial paper borrowings at competitive rates may be impaired.

Cash from Operations

     Cash from operations was $400 million in 2001, $850 million in 2000, and $711 million in 1999. Net income is stated after depreciation expense of $142 million in 2001, $123 million in 2000, and $96 million in 1999, and after amortization expense of $80 million in 2001, $72 million in 2000, and $66 million in 1999. While our timesharing business generates strong operating cash flow, annual amounts are affected by the timing of cash outlays for the acquisition and development of new resorts, and cash received from purchaser financing. We include timeshare interval sales we finance in cash from operations when we collect cash payments or the notes are sold for cash.

     Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) decreased to $701 million in 2001 compared to $1,052 million in 2000, and $860 million in 1999.

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

     A substantial portion of our EBITDA is based on fixed dollar amounts or percentages of sales. These include lodging base management fees, franchise fees and land rent. With over 2,500 hotels and senior living communities in the Marriott system, no single property or region is critical to our financial results.

     Our ratio of current assets to current liabilities was 1.2 at December 28, 2001, compared to .9 at December 29, 2000. Each of our businesses minimizes working capital through cash management, strict credit-granting policies, aggressive collection efforts and high inventory turnover.

     In 2001 we securitized $199 million of notes by selling notes receivable originated by our timeshare business to special purpose entities. We recognized gains on these sales of $40 million in the year ended December 28, 2001. Our ability to continue to sell notes to such off-balance sheet entities depends on the continued ability of the capital markets to provide financing to the entities buying the notes. Also, our ability to continue to consummate such securitizations would be impacted if the underlying quality of the notes receivable originated by us were to deteriorate, although we do not expect such a deterioration. In connection with these securitization transactions, at December 28, 2001, we had repurchase obligations of $46 million related to previously sold notes receivable, although we expect to incur no material losses in respect of those obligations. We retain interests in the securitizations which are accounted for as interest only strips, and in the year ended December 28, 2001, we received cash flows of $30 million arising from those retained interests. At December 28, 2001, the special purpose entities that had purchased notes receivable from us had aggregate assets of $499 million.

     While our timesharing business generates strong operating cash flow, annual amounts are affected by the timing of cash outlays for the acquisition and development of new resorts, and cash received from purchaser financing. We include interval sales we finance in cash from operations when we collect cash payments or when the notes are sold for cash.

Investing Activities Cash Flows

     Acquisitions. We continually seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions.

     Dispositions. Asset sales generated proceeds of $554 million in 2001, $742 million in 2000 and $436 million in 1999. Proceeds in 2001 are net of $109 million of financing and joint venture investments made by us in connection with the sales transactions. In 2001 we closed on the sales of 18 hotels and one senior living community, most of which we continue to operate under long-term operating agreements.

     Capital Expenditures and Other Investments. Capital expenditures of $560 million in 2001, $1,095 million in 2000, and $929 million in 1999 included development and construction of new hotels and senior living communities and acquisitions of hotel properties. Over time, we have sold certain lodging and senior living properties under development, or to be developed, while continuing to operate them under long-term agreements. The ability of third-party purchasers to raise the necessary debt and equity capital depends on the perceived risks inherent in the lodging industry, and other constraints inherent in the capital markets as a whole. Although we expect to continue to consummate such real estate sales, if we were unable to do so, our liquidity could decrease and we could have increased exposure to the operating risks of owning real estate. We monitor the status of the capital markets, and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans.

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

     Due to a number of factors, the equity values used in the purchase accounting for the Courtyard Joint Venture's investment were different than limited partner unit estimates included in the CBM I and CBM II Purchase Offer and Consent Solicitations (the Solicitations). At a 20 percent discount rate, the combined CBM I and CBM II estimates reflected in the Solicitations totaled $254 million. In the purchase accounting, the corresponding equity value in the Courtyard Joint Venture totaled $372 million. The principal differences between these two amounts are attributed to the following: (1) the investment was consummated almost one year subsequent to the time the original estimates were prepared ($30 million); and (2) a lower discount rate (17 percent) and capitalization rate reflecting changes in market conditions versus the date at which the estimates in the solicitations were prepared ($79 million). The Company assessed its potential investment and any potential loss on settlement based on post-acquisition cash flows. The purchase accounting was based on pre-acquisition cash flows and capital structure. As a result, the factors giving rise to the differences outlined above did not materially impact the Company's previous assessment of any expense related to litigation. The post-settlement equity of the Joint Venture is considerably lower then the pre-acquisition equity due to additional indebtedness post-acquisition and the impact of changes to the management agreements made contemporaneously with the transaction.

     Fluctuations in the values of hotel real estate generally have little impact on the overall results of our Lodging businesses because (1) we own less than 1 percent of the total number of hotels that we operate or franchise; (2) management and franchise fees are generally based upon hotel revenues and profits versus hotel sales values; and (3) our management agreements generally do not terminate upon hotel sale.

     We have made loans to owners of hotels and senior living communities that we operate or franchise. Loans outstanding under this program, excluding timeshare notes, totaled $860 million at December 28, 2001, $592 million at December 29, 2000, and $295 million at December 31, 1999. The balance at December 28, 2001, is stated net of the reserve arising from the $43 million charge discussed in the restructuring costs and other charges note. Unfunded commitments aggregating $669 million were outstanding at December 28, 2001, of which $187 million are expected to be funded in 2002 and $334 million are expected to be funded in total. We participate in a program with an unaffiliated lender in which we may partially guarantee loans made to facilitate third-party ownership of hotels and senior living services communities that we operate or franchise.

     Synthetic Fuel. In October 2001, we acquired four coal-based synthetic fuel production facilities (the Facilities) for $46 million in cash. The synthetic fuel produced at the Facilities qualifies for tax credits based on Section 29 of the Internal Revenue Code. Under Section 29, tax credits are not available for synthetic fuel produced after 2007. We currently plan to commence operation of the Facilities in 2002. We anticipate that the operation of the Facilities, together with the benefit arising from the tax credits will be significantly accretive to our net income. The operations of the Facilities are expected to produce significant operating losses, although we anticipate that these will be offset by the tax credits generated under Section 29, which we expect to reduce our income tax expense. We expect that the

Facilities will be disclosed as a separate segment in our consolidated financial statements while operating in 2002 through 2007, and at that point we do not expect to report the Facilities as a separate segment as we do not expect it to be material.

Cash from Financing Activities

     Long-term debt, including convertible debt, increased by $799 million in 2001 and $340 million in 2000, primarily due to borrowings to finance our capital expenditure and share repurchase programs, and to maintain excess cash reserves totaling $645 million in the aftermath of the September 11, 2001 terrorist attacks on New York and Washington.

     Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt and reducing our working capital. At year-end 2001, our long-term debt, excluding convertible debt, had an average interest rate of 5.2 percent and an average maturity of approximately
5.2 years. The ratio of fixed rate long-term debt to total long-term debt was ..58 as of December 28, 2001.

     In April 1999, January 2000 and January 2001, we filed "universal shelf" registration statements with the Securities and Exchange Commission in the amounts of $500 million, $300 million and $300 million, respectively. As of January 31, 2002, we had offered and sold to the public under these registration statements, $300 million of debt securities at 7 7/8 %, due 2009 and $300 million at 8 1/8 %, due 2005, leaving a balance of $500 million available for future offerings.

     In January 2001, we issued, through a private placement, $300 million of 7 percent senior unsecured notes due 2008, and received net proceeds of $297 million. We agreed to make and complete a registered exchange offer for these notes, and completed that exchange offer on January 15, 2002.

     We are a party to revolving credit agreements that provide for borrowings of $1.5 billion expiring in July 2006, and $500 million expiring in February 2004, which support our commercial paper program and letters of credit. Loans of $923 million were outstanding at December 28, 2001, under these facilities. The large balance under these facilities at year-end was due in part to our decision to draw down funds due to our desire to maintain excess cash reserves in the aftermath of the September 11, 2001 terrorist attacks. Such fluctuations in the availability of the commercial paper market do not affect our liquidity because of the flexibility provided by our credit facilities. Borrowings under these facilities bear interest at LIBOR plus a spread, based on our public debt rating.

     In 1999 we called for mandatory redemption of Liquid Yield Option Notes (LYONs) that were issued in 1996. Approximately 64 percent of LYONs holders elected to convert their notes to common stock, for which we issued 6.1 million shares. The other 36 percent of LYONs holders received cash totaling $120 million, which reduced by 3.4 million common shares the dilutive impact of these convertible debt securities issued by a predecessor company in 1996. Nine percent of the cash redemption price was reimbursed to us by our predecessor company (Sodexho Marriott Services, Inc.).

     On May 8, 2001, we issued zero-coupon convertible senior notes due 2021, also known as LYONs, and received cash proceeds of $405 million. The LYONs are convertible into approximately 6.4 million shares of our Class A common stock and carry a yield to maturity of 0.75 percent. Holders of the LYONs have the option to redeem them on May 8 of each of 2002, 2004, 2011 and 2016 at their then accreted value. We have adequate credit facilities committed to satisfy this obligation if it occurs in 2002. We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A Common Stock.

     We determine our debt capacity based on the amount and variability of our cash flows. EBITDA coverage of gross interest cost was 4.1 times in 2001, and we met the cash flow requirements under our loan agreements. At December 28, 2001, we had long-term public debt ratings of BBB+ and Baa2 from Standard and Poor's and Moody's, respectively.

Our contractual obligations and commitments are as summarized in the following tables ($ in millions):

                                                             Payments Due by Period
                                               ---------------------------------------------------
                                               Less than 1
Contractual Obligations                Total      year       1-3 years   4-5 years   After 5 years
--------------------------------------------------------------------------------------------------
($ in millions)
Long-Term Debt ....................   $2,451      $ 43          $255       $1,433        $  720
Operating Leases
   Recourse .......................    1,473       173           262          198           840
   Non-recourse ...................      717        10            82          119           506
                                      ------      ----          ----       ------        ------
Total Contractual Cash
   Obligations ....................   $4,641      $226          $599       $1,750        $2,066
                                      ======      ====          ====       ======        ======

                                                   Amount of Commitment Expiration Per Period
                                                ---------------------------------------------------
      Other Commercial          Total Amounts   Less than 1
        Commitments               Committed        year       1-3 years   4-5 years   After 5 years
---------------------------------------------------------------------------------------------------
($ in millions)
Guarantees ..................       $574            $93          $139        $327         $15
Timeshare note repurchase
   obligations ..............         46             --             1          --          45
                                    ----            ---          ----        ----         ---
Total .......................       $620            $93          $140        $327         $60
                                    ====            ===          ====        ====         ===

     Total unfunded loan commitments amounted to $669 million at December 28, 2001. We expect to fund $187 million within one year, $124 million in one to three years, and $23 million in four to five years. We do not expect to fund the remaining $335 million commitments, which expire as follows: $15 million within one year; $16 million in one to three years; $4 million in four to five years; and $300 million after five years.

     Share Repurchases. We periodically repurchase our common stock to replace shares needed for employee stock plans and for other corporate purposes. We purchased 6.1 million of our shares in 2001 at an average price of $38.20 per share and 10.8 million of our shares in 2000 at an average price of $31 per share. As of December 28, 2001, we had been authorized by our Board of Directors to repurchase an additional 13.5 million shares.

     Dividends. In May 2001, our Board of Directors increased the quarterly cash dividend by 8 percent to $.065 per share.

     Other Matters

     Inflation

     Inflation has been moderate in recent years, and has not had a significant impact on our businesses.

     Critical Accounting Policies

     Certain of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Our accounting policies are in compliance with principles generally accepted in the United States, although a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policy and the resulting financial statement impact. We have listed below those policies which we believe are critical and require the use of complex judgment in their application.

Incentive Fees

     We recognize base fees as revenue when earned in accordance with the terms of the management contract. In interim periods, we recognize as income the incentive fees that would be due to us as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us. If we recognized incentive fees only after the underlying full-year performance thresholds were certain, the revenue recognized for each year would be unchanged, but no incentive fees for any year would be recognized until the fourth quarter. We recognized incentive fees revenue of $202 million, $316 million and $268 million in 2001, 2000 and 1999, respectively.

Other Revenues from Managed Properties

     For properties that we manage, we are responsible to employees for salaries and wages and to subcontractors and other creditors for materials and services. We also have the discretionary responsibility to procure and manage the resources in performing our services under these contracts. We, therefore, include these costs and the reimbursement of the costs as part of our expenses and revenues. We recorded other revenues from properties managed by us of $5.6 billion in both 2001 and 2000 and $5.2 billion in 1999.

Real Estate Sales

     We account for the sales of real estate in accordance with Statement of Financial Accounting Standards (FAS) No. 66, "Accounting for Sales of Real Estate." Gains on sales of real estate are reduced by the maximum exposure to loss if we have continuing involvement with the property and do not transfer substantially all of the risks and rewards of ownership. We reduced gains on sales of real estate due to maximum exposure to loss by $16 million in 2001, $18 million in 2000 and $8 million in 1999. Our ongoing ability to achieve sale accounting under FAS No. 66 depends on our ability to negotiate the structure of the sales transactions to comply with these rules.

Timeshare Sales

     We also recognize revenue from the sale of timeshare interests in accordance with FAS No. 66. We recognize sales when a minimum of 10 percent of the purchase price for the timeshare interval has been received, the period of cancellation with refund has expired, receivables are deemed collectible and certain minimum sales and construction levels have been attained. For sales that do not meet these criteria, we defer all revenue using the percentage of completion or the deposit method as applicable.

Costs Incurred to Sell Real Estate Projects

     We capitalize direct costs incurred to sell real estate projects attributable to and recoverable from the sales of timeshare interests until the sales are recognized. Costs eligible for capitalization follow the guidelines of FAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Selling and marketing costs capitalized under this approach were approximately $126 million and $95 million at December 28, 2001, and December 29, 2000, respectively, and are included in other assets in the accompanying consolidated balance sheets. If a contract is canceled, unrecoverable direct selling and marketing costs are charged to expense, and deposits forfeited are recorded as income.

Interest Only Strips

     We periodically sell notes receivable originated by our timeshare business in connection with the sale of timeshare intervals. We retain servicing assets and interests in the assets transferred to special purpose entities which are accounted for as interest only strips. The interest only strips are treated as "Trading" or "Available for Sale" securities under the provisions of FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." We report changes in the fair values of the interest only strips through the accompanying consolidated statement of income for trading securities and through the accompanying consolidated statement of comprehensive income for available-for-sale securities. We had interest only strips of $87 million at December 28, 2001 and $67 million at December 29, 2000.

Loan Loss Reserves

     We measure loan impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. We apply our loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. For loans that we have determined to be impaired, we recognize interest income on a cash basis. At December 28, 2001, our recorded investment in impaired loans was $110 million. Prior to the fourth quarter of 2001 our allowance for credit losses was $16 million. Following the charges recorded in the fourth quarter of 2001 (see the "Restructuring Costs and Other Charges" footnote) we have a $59 million allowance for credit losses, leaving $51 million of our investment in impaired loans for which there is no related allowance for credit losses.

Relationship with Host Marriott

     In recognition of the significant changes in the lodging industry over the last ten years and the age of our agreements with Host Marriott, many provisions of which predate our 1993 Spinoff, we and Host Marriott concluded that we could mutually enhance the long term strength and growth of both companies by updating our existing relationship. Accordingly, we are currently negotiating certain changes to our management agreements for Host Marriott-owned hotels. The modifications under discussion would, if made, be effective as of the beginning of our 2002 fiscal year and would remain subject to the consent of various lenders to the properties and other third parties. If made, these changes would, among other things,

..    Provide Host Marriott with additional approval rights over budgets and capital expenditures;

..    Extend the effective management agreement termination dates for several hotels;

..    Expand the pool of hotels that Host Marriott could sell with franchise agreements to one of our approved franchisees and revise the method of determining the number of hotels that may be sold without a management agreement or franchise agreement;

..    Lower the incentive management fees payable to us by amounts dependent in part on underlying hotel profitability at eight hotels;

..    Reduce certain expenses to the properties and lower Host Marriott's working capital requirements;

..    Confirm that we and our affiliates may earn a profit (in addition to what we earn through management fees) on certain transactions relating to Host Marriott-owned properties, and establish the specific conditions under which we may profit on future transactions; and

..    Terminate our existing right to purchase up to 20 percent of Host
     Marriott's outstanding common stock upon certain changes of control and clarify our rights in each of our management agreements to prevent either a sale of the hotel to our major competitors or specified changes in control of Host Marriott involving our major competitors.

We cannot assure you that these negotiations will be successful, that the changes will be substantially as we have described above, or that the consents necessary to implement these changes will be obtained. The monetary effect of the anticipated changes will depend on future events such as the operating results of the hotels. We do not expect these modifications to have a material financial impact on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates. We manage our exposure to this risk by monitoring available financing alternatives and through development and application of credit granting policies. Our strategy to manage exposure to changes in interest rates is unchanged from December 29, 2000. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the near future.

     The following sensitivity analysis displays how changes in interest rates affect our earnings and the fair values of certain instruments we hold.

     We hold notes receivable that earn interest at variable rates. Hypothetically, an immediate 1 percentage point change in interest rates would change annual interest income by $5 million and $3 million, based on the respective balances of these notes receivable at December 28, 2001 and December 29, 2000.

     Changes in interest rates also impact the fair value of our long-term fixed rate debt and long-term fixed rate notes receivable. Based on the balances outstanding at December 28, 2001 and December 29, 2000, a hypothetical immediate 1 percentage point change in interest rates would change the fair value of our long-term fixed rate debt by $53 million and $50 million, respectively, and would change the fair value of long-term fixed rate notes receivable by $22 million in each year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial information is included on the pages indicated:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants ...............................      31

Consolidated Statement of Income .......................................      32

Consolidated Balance Sheet .............................................      33

Consolidated Statement of Cash Flows ...................................      34

Consolidated Statement of Comprehensive Income .........................      35

Consolidated Statement of Shareholders' Equity .........................      36

Notes to Consolidated Financial Statements .............................      37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Marriott International, Inc.:

     We have audited the accompanying consolidated balance sheet of Marriott International, Inc. and subsidiaries as of December 28, 2001 and December 29, 2000, and the related consolidated statements of income, cash flows, comprehensive income and shareholders' equity for each of the three fiscal years in the period ended December 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marriott International, Inc. and subsidiaries as of December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Vienna, Virginia
February 15, 2002

                          MARRIOTT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF INCOME
  Fiscal Years Ended December 28, 2001, December 29, 2000 and December 31, 1999
                    ($ in millions, except per share amounts)

                                               2001        2000        1999
                                             --------    --------    --------
SALES

 Management and franchise fees............   $    829    $    940    $    823
 Distribution services ...................      1,637       1,500       1,139
 Other....................................      2,087       2,002       1,593
                                             --------    --------    --------
                                                4,553       4,442       3,555
Other revenues from managed properties....      5,599       5,638       5,184
                                             --------    --------    --------
                                               10,152      10,080       8,739
                                             --------    --------    --------

OPERATING COSTS AND EXPENSES

 Distribution services....................      1,641       1,496       1,118
 Other....................................      2,216       2,024       1,607
 Restructuring costs......................        106          --          --
                                             --------    --------    --------
                                                3,963       3,520       2,725
 Other costs from managed properties......      5,599       5,638       5,184
                                             --------    --------    --------
                                                9,562       9,158       7,909
                                             --------    --------    --------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
  AND INTEREST............................        590         922         830
Corporate expenses........................       (139)       (120)       (164)
Interest expense..........................       (109)       (100)        (61)
Interest income...........................         94          60          37
Provision for loan losses.................        (48)         (5)         (5)
Restructuring costs.......................        (18)         --          --
                                             --------    --------    --------
INCOME BEFORE INCOME TAXES................        370         757         637
Provision for income taxes................        134         278         237
                                             --------    --------    --------
NET INCOME................................   $    236    $    479    $    400
                                             ========    ========    ========

  Basic Earnings Per Share................   $   0.97    $   1.99    $   1.62
                                             ========    ========    ========
  Diluted Earnings Per Share..............   $   0.92    $   1.89    $   1.51
                                             ========    ========    ========

                 See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                     December 28, 2001 and December 29, 2000
                                 ($ in millions)

                                                                        December 28,   December 29,
                                                                           2001            2000
                                                                        ------------   ------------
                              ASSETS
Current assets
   Cash and equivalents..............................................     $   817         $   334
   Accounts and notes receivable.....................................         611             728
   Inventories, at lower of average cost or market...................          96              97
   Prepaid taxes.....................................................         223             197
   Other.............................................................         383             289
                                                                          -------         -------
                                                                            2,130           1,645
                                                                          -------         -------

Property and equipment...............................................       2,930           3,011
Intangible assets....................................................       1,764           1,833
Investments in affiliates............................................         823             747
Notes and other receivables..........................................       1,038             661
Other................................................................         422             340
                                                                          -------         -------
                                                                          $ 9,107         $ 8,237
                                                                          =======         =======

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable..................................................     $   697         $   660
   Accrued payroll and benefits......................................         358             440
   Self-insurance....................................................          22              27
   Other payables and accruals.......................................         725             790
                                                                          -------         -------
                                                                            1,802           1,917
                                                                          -------         -------

Long-term debt.......................................................       2,408           2,016
Self-insurance.......................................................          86             122
Other long-term liabilities..........................................         926             915
Convertible debt.....................................................         407              --
Shareholders' equity
   ESOP preferred stock..............................................          --              --
   Class A common stock, 255.6 million shares issued.................           3               3
   Additional paid-in capital........................................       3,378           3,590
   Retained earnings.................................................         941             851
   Unearned ESOP shares..............................................        (291)           (679)
   Treasury stock, at cost...........................................        (503)           (454)
   Accumulated other comprehensive income, net of tax................         (50)            (44)
                                                                          -------         -------
                                                                            3,478           3,267
                                                                          -------         -------
                                                                          $ 9,107         $ 8,237
                                                                          =======         =======

                 See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
  Fiscal Years Ended December 28, 2001, December 29, 2000 and December 31, 1999
                                 ($ in millions)

                                                                           2001      2000      1999
                                                                         -------    -------    -----
OPERATING ACTIVITIES
   Net income........................................................    $   236    $   479    $ 400
   Adjustments to reconcile to cash provided by operations:
     Depreciation and amortization...................................        222        195      162
     Income taxes....................................................          9        133       87
     Timeshare activity, net.........................................       (358)      (195)    (102)
     Other...........................................................        275         48       19
   Working capital changes:
     Accounts receivable.............................................         57        (53)    (126)
     Inventories.....................................................          1         (4)     (17)
     Other current assets............................................        (21)        28      (38)
     Accounts payable and accruals...................................        (21)       219      326
                                                                         -------    -------    -----
   Cash provided by operations ......................................        400        850      711
                                                                         -------    -------    -----

INVESTING ACTIVITIES
   Capital expenditures..............................................       (560)    (1,095)    (929)
   Acquisitions......................................................         --         --      (61)
   Dispositions......................................................        554        742      436
   Loan advances.....................................................       (367)      (389)    (144)
   Loan collections and sales........................................         71         93       54
   Other.............................................................       (179)      (377)    (143)
                                                                         -------    -------    -----
   Cash used in investing activities ................................       (481)    (1,026)    (787)
                                                                         -------    -------    -----

FINANCING ACTIVITIES
   Commercial paper, net.............................................       (827)        46      355
   Issuance of long-term debt........................................      1,329        338      366
   Repayment of long-term debt ......................................       (123)       (26)     (63)
   Issuance (redemption) of convertible debt.........................        405         --     (120)
   Issuance of Class A common stock..................................         76         58       43
   Dividends paid....................................................        (61)       (55)     (52)
   Purchase of treasury stock........................................       (235)      (340)    (354)
                                                                         -------    -------    -----
   Cash provided by financing activities.............................        564         21      175
                                                                         -------    -------    -----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS..........................        483       (155)      99
CASH AND EQUIVALENTS, beginning of year..............................        334        489      390
                                                                         -------    -------    -----
CASH AND EQUIVALENTS, end of year....................................    $   817    $   334    $ 489
                                                                         =======    =======    =====

                 See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
  Fiscal Years Ended December 28, 2001, December 29, 2000 and December 31, 1999
                                 ($ in millions)

                                                         2001     2000     1999
                                                        -----    -----    ------
Net income...........................................   $ 236    $ 479    $ 400
Other comprehensive (loss) income (net of tax):
  Foreign currency translation adjustments...........     (14)     (10)     (18)
  Other..............................................       8        2       (2)
                                                        -----    -----    -----
Total other comprehensive (loss) income..............      (6)      (8)     (20)
                                                        -----    -----    -----
Comprehensive income.................................   $ 230    $ 471    $ 380
                                                        =====    =====    =====

                 See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           December 28, 2001, December 29, 2000 and December 31, 1999
                     (in millions, except per share amounts)

                                                                                                                     Accumulated
  Common                                            Class A   Additional                                                 other
  shares                                            common     paid-in     Retained    Unearned        Treasury      comprehensive
outstanding                                          stock     capital     earnings   ESOP shares   stock, at cost     income
----------------------------------------------------------------------------------------------------------------------------------
   243.4      Balance, January 1, 1999...........    $   3     $  2,713     $  218       $  --         $  (348)          $ (16)
      --      Net income.........................       --           --        400          --              --              --
      --      Dividends ($.215 per share)........       --           --        (53)         --              --              --
     5.5      Employee stock plan issuance
                 and other.......................       --           29        (87)         --             172             (20)
     2.1      ExecuStay acquisition..............       --           --         (4)         --              67              --
   (10.8)     Purchase of treasury stock.........       --           --         --          --            (358)             --
     6.1      Conversion of convertible
                 subordinated debt...............       --           (4)        34          --             162              --
----------------------------------------------------------------------------------------------------------------------------------
   246.3      Balance at December 31, 1999.......        3        2,738        508          --            (305)            (36)
      --      Net income.........................       --           --        479          --              --              --
      --      Dividends ($.235 per share)........       --           --        (56)         --              --              --
     5.5      Employee stock plan issuance
                 and other.......................       --          852        (80)       (679)            186              (8)
   (10.8)     Purchase of treasury stock.........       --           --         --          --            (335)             --
----------------------------------------------------------------------------------------------------------------------------------
   241.0      Balance at December 29, 2000.......        3        3,590        851        (679)           (454)            (44)
      --      Net income.........................       --           --        236          --              --              --
      --      Dividends ($.255 per share)........       --           --        (62)         --              --              --
     5.8      Employee stock plan issuance and
                 other...........................       --         (212)       (84)        388             186              (6)
    (6.1)     Purchase of treasury stock.........       --           --         --          --            (235)             --
----------------------------------------------------------------------------------------------------------------------------------
   240.7      Balance at December 28, 2001           $   3     $  3,378     $  941       $(291)        $  (503)          $ (50)
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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of sales and expenses during the reporting period and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the 2001 presentation.

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

Management Fees: We recognize base fees as revenue when earned in accordance with the contract. In interim periods and at year end we recognize incentive fees that would be due as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us.

Distribution Services: We recognize revenue from our distribution services business when goods have been shipped and title passes to the customer in accordance with the terms of the applicable distribution contract.

Timeshare: We recognize revenue from timeshare interest sales in accordance with Statement of Financial Accounting Standards (FAS) No. 66, "Accounting for Sales of Real Estate." We recognize sales when a minimum of 10 percent of the purchase price for the timeshare interval has been received, the period of cancellation with refund has expired, receivables are deemed collectible and certain minimum sales and construction levels have been attained. For sales that do not meet these criteria, we defer all revenue using the percentage of completion or the deposit method as applicable.

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

We recognized sales and operating profit (loss) in the years ended December 28, 2001, December 29, 2000 and December 31, 1999 as shown in the following tables. Lodging includes our Full-Service, Select-Service, Extended-Stay, and Timeshare business segments.

                                                                                     2001
                                                                 -------------------------------------------
                                                                            Senior
                                                                            Living    Distribution
Sales                                                            Lodging   Services     Services      Total
($ in millions)                                                  -------   --------   ------------   -------
Management and franchise fees ................................    $  794    $    35     $     --     $   829
Other ........................................................     1,755        332        1,637       3,724
                                                                  ------    -------     --------     -------
                                                                   2,549        367        1,637       4,553
Other revenues from managed properties .......................     5,237        362           --       5,599
                                                                  ------    -------     --------     -------
                                                                   7,786        729        1,637      10,152
                                                                  ------    -------     --------     -------
Operating costs and expenses

Operating costs ..............................................     1,864        352        1,641       3,857
Other costs from managed properties ..........................     5,237        362           --       5,599
Restructuring costs ..........................................        44         60            2         106
                                                                  ------    -------     --------     -------
                                                                   7,145        774        1,643       9,562
                                                                  ------    -------     --------     -------
Operating profit (loss) before corporate expenses and interest    $  641    $   (45)    $     (6)    $   590
                                                                  ======    =======     ========     =======

                                                                                     2000
                                                                 -------------------------------------------
                                                                            Senior
                                                                            Living    Distribution
Sales                                                            Lodging   Services     Services      Total
($ in millions)                                                  -------   --------   ------------   -------
Management and franchise fees ................................    $  907    $    33     $     --     $   940
Other ........................................................     1,702        300        1,500       3,502
                                                                  ------    -------     --------     -------
                                                                   2,609        333        1,500       4,442
Other revenues from managed properties ......................      5,302        336           --       5,638
                                                                  ------    -------     --------     -------
                                                                   7,911        669        1,500      10,080
                                                                  ------    -------     --------     -------
Operating costs and expenses

Operating costs ..............................................     1,673        351        1,496       3,520

Other costs from managed properties ..........................     5,302        336           --       5,638
                                                                  ------    -------     --------     -------
                                                                   6,975        687        1,496       9,158
                                                                  ------    -------     --------     -------
Operating profit (loss) before corporate expenses and interest    $  936    $   (18)    $      4     $   922
                                                                  ======    =======     ========     =======

                                                                                        1999
                                                                    -------------------------------------------
                                                                               Senior
                                                                               Living    Distribution
Sales                                                               Lodging   Services     Services      Total
($ in millions)                                                     -------   --------   ------------   -------
Management and franchise fees ...................................    $  800    $    23     $     --     $   823
Other ...........................................................     1,326        267        1,139       2,732
                                                                     ------    -------     --------     -------
                                                                      2,126        290        1,139       3,555
Other revenues from managed properties ..........................     4,915        269           --       5,184
                                                                     ------    -------     --------     -------
                                                                      7,041        559        1,139       8,739
                                                                     ------    -------     --------     -------
Operating costs and expenses

Operating costs .................................................     1,299        308        1,118       2,725
Other costs from managed properties .............................     4,915        269           --       5,184
                                                                     ------    -------     --------     -------
                                                                      6,214        577        1,118       7,909
                                                                     ------    -------     --------     -------
Operating profit (loss) before corporate expenses and interest ..    $  827    $   (18)    $     21     $   830
                                                                     ======    =======     ========     =======

Ground Leases

     We are both the lessor and lessee of land under long-term operating leases, which include scheduled increases in minimum rents. We recognize these scheduled rent increases on a straight-line basis over the initial lease terms.

Real Estate Sales

     We account for the sales of real estate in accordance with FAS No. 66. We reduce gains on sales of real estate by the maximum exposure to loss if we have continuing involvement with the property and do not transfer substantially all of the risks and rewards of ownership. We reduced gains on sales of real estate due to maximum exposure to loss by $16 million in 2001, $18 million in 2000 and $8 million in 1999.

Profit Sharing Plan

     We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation cost from profit sharing of $58 million in 2001, $55 million in 2000 and $46 million in 1999.

Self-Insurance Programs

     We are self-insured for certain levels of general liability, workers' compensation, employment practices and employee medical coverage. We accrue estimated costs of these self-insurance programs at the present value of projected settlements for known and incurred but not reported claims. We use a discount rate of 5 percent to determine the present value of the projected settlements, which we consider to be reasonable given our history of settled claims, including payment patterns and the fixed nature of the individual settlements.

Marriott Rewards

     Marriott Rewards is our frequent guest incentive marketing program. Marriott Rewards members earn points based on their spending at our lodging operations and, to a lesser degree, through participation in affiliated partners' programs, such as those offered by airlines and credit card companies. Points can be redeemed at most Marriott company-operated and franchised properties. Points cannot be redeemed for cash.

     Points which we accumulate and track on the members' behalf can be redeemed for hotel stays at most of our lodging operations, airline tickets, airline frequent flier program miles, rental cars, and a variety of other awards.

     We provide Marriott Rewards as a marketing program to participating hotels. We charge the cost of operating the program, including the estimated cost of award redemption, to hotels based on members' qualifying expenditures.

     Effective January 1, 2000, we changed certain aspects of our method of accounting for the Marriott Rewards program in accordance with Staff Accounting Bulletin (SAB) No. 101. Under the new accounting method, we defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We determine the fair value of the future redemption obligation based on statistical formulas which project timing of future point redemption based on historical levels, including an estimate of the "breakage" for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. These factors determine the required liability for outstanding points. Our management and franchise agreements require that we be reimbursed currently for the costs of operating the program, including marketing, promotion, and communicating with, and performing member services for the Marriott Rewards members. Due to the requirement that hotels reimburse us for program operating costs as incurred, we receive and recognize the balance of the revenue from hotels in connection with the Marriott Rewards program at the time such costs are incurred and expensed. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred, and recognize the corresponding expense relating to the cost of the awards redeemed.

     Prior to January 1, 2000, we recognized the amounts we received in respect of the Marriott Rewards program from managed, owned and leased hotels as revenue together with an associated expense at the time the points were awarded. No revenues or expenses were recorded in respect of franchised hotels or program partners. The adoption of the change in accounting policy described above had the effect of increasing sales and expenses by $63 million in the year ended December 29, 2000. The adoption had no impact on net income, and we expect the ongoing impact to our financial statements to be immaterial.

     Our liability for the Marriott Rewards program was $631 million at December 28, 2001 and $554 million at December 29, 2000, of which $380 million and $310 million, respectively, are included in other long-term liabilities in the accompanying consolidated balance sheet.

Cash and Equivalents

     We consider all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Loan Loss and Accounts Receivable Reserves

     We measure loan impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. We apply our loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. For loans that we have determined to be impaired, we recognize interest income on a cash basis. At December 28, 2001, our recorded investment in impaired loans was $110 million. Prior to the fourth quarter of 2001 our allowance for credit losses was $16 million. Following the charges recorded in the fourth quarter of 2001 (see the "Restructuring Costs and Other Charges" footnote) we have a $59 million allowance for credit losses, leaving $51 million of our investment in impaired loans for which there is no related allowance for credit losses. We recognized no net interest income on these loans during 2001.

Accounts and Notes Receivable Reserves:

     The following table summarizes the activity in our accounts and notes receivable reserves for the years ended December 31, 1999, December 29, 2000 and December 28, 2001:

                                          Accounts Receivable   Notes Receivable
($ in millions)                                 Reserve             Reserve

January 1, 1999 .......................          $ 12                  $  4
Additions .............................            16                     5
Write-offs ............................            (6)                   (1)
                                                 ----                  ----
December 31, 1999 .....................            22                     8
Additions .............................            15                     5
Write-offs ............................           (14)                   (1)
                                                 ----                  ----
December 29, 2000 .....................            23                    12
Additions .............................            27                    48
Write-offs ............................           (11)                   (1)
                                                 ----                  ----
December 28, 2001 .....................          $ 39                  $ 59
                                                 ====                  ====

Valuation of Long-Lived Assets

     We review the carrying values of long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we expect an asset to generate cash flows less than the asset's carrying value at the lowest level of identifiable cash flows, we recognize a loss for the difference between the asset's carrying amount and its fair value.

Assets Held for Sale

     We consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property for sale or a signed sales contract exists. Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we stop recording depreciation expense.

Investments

     We consolidate entities that we control due to holding a majority voting interest. We account for investments in joint ventures using the equity method of accounting when we exercise significant influence over the venture. If we do not exercise significant influence, we account for the investment using the cost method of accounting. We account for investments in limited partnerships and limited liability companies using the equity method of accounting when we own more than a minimal investment. Summarized information relating to our unconsolidated affiliates is as follows: total assets, which primarily comprise hotel real estate managed by us, and total liabilities were approximately $4.3 billion and $3.1 billion at December 28, 2001, and $3.7 billion and $2.6 billion at December 29, 2000. Total sales and net loss were $1.5 billion and $39 million for the year ended December 28, 2001 and $765 million and $14 million for the year ended December 29, 2000. Total sales and net income were $518 million and $3 million for the year ended December 31, 1999. Our ownership interest in these unconsolidated affiliates varies, but is typically around 15 percent to 25 percent.

Costs Incurred to Sell Real Estate Projects

     We capitalize direct costs incurred to sell real estate projects attributable to and recoverable from the sales of timeshare interests until the sales are recognized. Costs eligible for capitalization follow the guidelines of FAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Selling and marketing costs capitalized under this approach were approximately $126 million and $95 million at December 28, 2001 and December 29, 2000, respectively, and are included in other assets in the accompanying consolidated balance sheets. If a contract is canceled, we charge unrecoverable direct selling and marketing costs to expense, and record deposits forfeited as income.

Interest Only Strips

     We periodically sell notes receivable originated by our timeshare business in connection with the sale of timeshare intervals. We retain servicing assets and interest in the assets transferred to special purpose entities which are accounted for as interest only strips. We treat the interest only strips as "Trading" or "Available for Sale" securities under the provisions of FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We report changes in the fair values of the interest only strips through the accompanying consolidated statement of income for Trading securities and through the accompanying consolidated statement of comprehensive income for Available for Sale securities. We had interest only strips of $87 million at December 28, 2001 and $67 million at December 29, 2000.

New Accounting Standards

     We will adopt FAS No. 144, "Financial Statement Treatment Issues Relating to Assets Held for Sale," in the first quarter of 2002. The adoption of FAS No. 144 will not have a financial statement impact for assets currently held for sale; however, assets determined to be held for sale beginning in 2002, may result in the classification of the transaction as discontinued operations, if certain criteria are met.

     We will adopt FAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002. The new rules require that goodwill is not amortized, but rather reviewed annually for impairment. We estimate that adoption of FAS No. 142 will result in an annual increase in our net income of approximately $30 million.

     In the first quarter of 2001, we adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which resulted in no material impact to our financial statements.

RELATIONSHIPS WITH MAJOR CUSTOMERS

     In December 1998, Host Marriott Corporation (Host Marriott) reorganized its business operations to qualify as a real estate investment trust (REIT). In conjunction with its conversion to a REIT, Host Marriott spun off, in a taxable transaction, a new company called Crestline Capital Corporation (Crestline). As part of the Crestline spinoff, Host Marriott transferred to Crestline all of the senior living communities previously owned by Host Marriott, and Host Marriott entered into lease or sublease agreements with subsidiaries of Crestline for substantially all of Host Marriott's lodging properties. Our lodging and senior living community management and franchise agreements with Host Marriott were also assigned to these Crestline subsidiaries. The lodging agreements now provide for us to manage the Marriott, Ritz-Carlton, Courtyard and Residence Inn hotels leased by the lessee. The lessee cannot take certain major actions relating to leased properties that we manage without our consent. Effective as of January 1, 2001, a Host Marriott taxable subsidiary acquired the lessee entities for the full-service hotels in the United States and took an assignment of the lessee entities' interests in the leases for the hotels in Canada. On January 11, 2002, Crestline closed on the sale of its senior living communities to an unaffiliated third-party. The Company continues to manage these senior living communities.

     We recognized sales of $2,440 million, $2,746 million and $2,553 million and operating profit before corporate expenses and interest of $162 million, $235 million and $221 million during 2001, 2000 and 1999, respectively, from lodging properties owned or leased by Host Marriott. Additionally, Host Marriott is a general partner in several unconsolidated partnerships that own lodging properties operated by us under long-term agreements. We recognized sales of $546 million, $622 million and $562 million and operating profit before corporate expenses and interest of $40 million, $72 million and $64 million in 2001, 2000 and 1999, respectively, from the lodging properties owned by these unconsolidated partnerships. We also leased land to certain of these partnerships and recognized land rent income of $19 million in 2001, $21 million in 2000 and $21 million in 1999.

     In December 2000, we acquired 120 Courtyard by Marriott hotels, through an unconsolidated joint venture (the Courtyard Joint Venture) with an affiliate of Host Marriott. Prior to the formation of the Courtyard Joint Venture, Host Marriott was a general partner in the unconsolidated partnerships that owned the 120 Courtyard by Marriott hotels. Sales of $316 million, $345 million and $334 million, operating profit before corporate expenses and interest of $25 million, $53 million and $50 million and land rent income of $18 million, $19 million and $18 million in 2001, 2000 and 1999, respectively, related to the 120 Courtyard by Marriott hotels are included above in amounts recognized from lodging properties owned by unconsolidated partnerships. In addition, we recognized interest income of $26 million and $5 million in 2001 and 2000, respectively, on the $200 million mezzanine debt provided by us to the joint venture.

     We have provided Host Marriott with financing for a portion of the cost of acquiring properties to be operated or franchised by us, and may continue to provide financing to Host Marriott in the future. The outstanding principal balance of these loans was $7 million and $9 million at December 28, 2001, and at December 29, 2000, respectively, and we recognized $1 million in 2001, 2000 and 1999 in interest and fee income under these credit agreements with Host Marriott.

     We have guaranteed the performance of Host Marriott and certain of its affiliates to lenders and other third parties. These guarantees were limited to $9 million at December 28, 2001. We have made no payments pursuant to these guarantees. As of December 28, 2001, we had the right to purchase up to 20 percent of Host Marriott's outstanding common stock upon the occurrence of certain events generally involving a change of control of Host Marriott. This right expires in 2017, and Host Marriott has granted an exception to the ownership limitations in its charter to permit full exercise of this right, subject to certain conditions related to ownership limitations applicable to REITs generally. We lease land to Host Marriott that had an aggregate book value of $184 million at December 28, 2001. This land has been pledged to secure debt of the lessees. We have agreed to defer receipt of rentals on this land, if necessary, to permit the lessees to meet their debt service requirements.

     We continue to manage the senior living communities that were owned by Crestline but sold to a third-party on January 11, 2002. We recognized sales of $194 million, $185 million and $177 million and operating profit before corporate expenses and interest of $6 million, $3 million and $3 million under these agreements during 2001, 2000 and 1999, respectively.

     We are party to management agreements with entities owned by or affiliated with another hotel owner which provide for us to manage hotel properties owned or leased by those entities. We recognized sales of $511 million, $557 million and $531 million during 2001, 2000 and 1999, respectively, from these properties.

NOTES RECEIVABLE

     Our notes receivable at December 28, 2001, and December 29, 2000 comprised the following categories. At December 28, 2001: senior living loans and timeshare loans ($356 million); lodging senior loans ($271 million); lodging mezzanine loans, including the loan to the Courtyard Joint Venture ($521 million). At December 29, 2000: senior living loans and timeshare loans ($190 million); lodging senior loans ($150 million); lodging mezzanine loans, including the loan to the Courtyard Joint Venture ($418 million). Notes receivable due from affiliates totaling $540 million at December 28, 2001 and $395 million at December 29, 2000 are included in investments in affiliates in the accompanying consolidated balance sheet. Amounts due within one year of $73 million at December 28, 2001 and $59 million at December 29, 2000 are classified as current assets in the accompanying consolidated balance sheet.

PROPERTY AND EQUIPMENT

                                                               2001       2000
                                                             -------    --------
                                                               ($ in millions)

Land ....................................................    $   505    $   584
Buildings and leasehold improvements ....................        860      1,074
Furniture and equipment .................................        620        619
Timeshare properties ....................................      1,167        914
Construction in progress ................................        337        324
                                                             -------    -------
                                                               3,489      3,515
Accumulated depreciation and amortization ...............       (559)      (504)
                                                             -------    -------
                                                             $ 2,930    $ 3,011
                                                             =======    =======

     We record property and equipment at cost, including interest, rent and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $61 million in 2001,

$52 million in 2000 and $33 million in 1999. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor and wall coverings and paint. All repairs and maintenance costs are expensed as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years). We amortize leasehold improvements over the shorter of the asset life or lease term.

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

     We consolidated the operating results of ExecuStay from February 24, 1999, and have accounted for the acquisition using the purchase method of accounting. We have been amortizing the resulting goodwill on a straight-line basis over 30 years.

Courtyard Joint Venture

     In the first quarter of 2000, we entered into an agreement to resolve litigation involving certain limited partnerships formed in the mid- to late 1980s. The agreement was reached with lead counsel to the plaintiffs in the lawsuits, and with the special litigation committee appointed by the general partner of two of the partnerships, Courtyard by Marriott Limited Partnership (CBM I) and Courtyard by Marriott II Limited Partnership (CBM II). The agreement was amended in September 2000, to increase the amount that CBM I settlement class members were to receive after deduction of court-awarded attorneys' fees and expenses and to provide that the defendants, including the Company, would pay a portion of the attorneys' fees and expenses of the CBM I settlement class.

     Under the agreement, we acquired, through an unconsolidated joint venture with an affiliate of Host Marriott Corporation (Host Marriott), substantially all of the limited partners' interests in CBM I and CBM II which own 120 Courtyard by Marriott hotels. We continue to manage the 120 hotels under long-term agreements. The joint venture was financed with equity contributed in equal shares by us and an affiliate of Host Marriott and approximately $200 million in mezzanine debt provided by us. Our total investment in the joint venture, including the mezzanine debt, is approximately $300 million. Final court approval of the CBM I and CBM II settlements was granted on October 24, 2000, and became effective on December 8, 2000.

     The agreement also provided for the resolution of litigation with respect to four other limited partnerships. On September 28, 2000, the court entered a final order with respect to those partnerships, and on that same date, we and Host Marriott each paid into escrow approximately $31 million for payment to the plaintiffs in exchange for dismissal of the complaints and full releases.

     We recorded a pretax charge of $39 million, which was included in corporate expenses in the fourth quarter of 1999, to reflect the settlement transactions.

Dispositions

     In 2001, we agreed to sell 18 lodging properties and three pieces of undeveloped land for $680 million in cash. We will continue to operate 17 of the hotels under long-term management agreements. As of December 28, 2001, sales of 11 of those properties and the undeveloped land had been completed for proceeds of $470 million. Six of the 11 properties are accounted for under the full accrual method in accordance with FAS No. 66. The buyers did not make adequate minimum initial investments in the remaining five properties, which we accounted for under the cost recovery method. The sale of two of the properties were to joint ventures in which we have a minority interest. Where the full accrual method applied, we recognized profit proportionate to the outside interests in the joint venture at the date of sale. We recognized $2 million of net losses in 2001 and will recognize the remaining $16 million of gains in subsequent years, provided certain contingencies in the sales contracts expire.

     In 2001, in connection with the sale of four of the above lodging properties, we agreed to transfer 31 existing lodging property leases to a subsidiary of the lessor and subsequently enter into agreements with the new lessee to operate the hotels under long-term management agreements. These properties were previously sold and leased back by us in 1997, 1998 and 1999. As of December 28, 2001, 12 of these leases had been transferred, and gains of $12 million deferred on the sale of these properties were recognized when our lease obligations ceased.

     In 2001, we sold land for $71 million to a joint venture at book value. The joint venture is building two resort hotels in Orlando, Florida, for $547 million. We are providing development services and have guaranteed completion of the project. The initial owners of the venture have the right to sell 20 percent of the venture's equity to us upon the opening of the hotels. We expect the hotels to open in July 2003. At opening we also expect to hold approximately $120 million in mezzanine loans that we have agreed to advance to the joint venture. We have provided the venture with additional credit facilities for certain amounts due under the first mortgage loan and to provide for limited minimum returns to the equity investors in the early years of the project. As we have an option to repurchase the property at opening if certain events transpire, we have accounted for the sale of the land as a financing transaction in accordance with FAS No. 66. Sales proceeds of $71 million, less $50 million funded by our initial loans to the joint venture, are reflected as long-term debt in the accompanying consolidated balance sheet.

     In 2001, we sold and leased back one lodging property for $15 million in cash, which generated a pretax gain of $2 million. This gain will be recognized as a reduction of rent expense over the initial lease term.

     In 2001, we sold one senior living community at book value for $4 million in cash.

     In 2001, we sold 100 percent of our limited partner interests in five affordable housing partnerships and 85 percent of our limited partner interest in a sixth affordable housing partnership for $82 million in cash. We recognized pretax gains of $13 million in connection with four of the sales. We will recognize pretax gains of $3 million related to the other two sales in subsequent years provided certain contingencies in the sales contract expire.

     In the fourth quarter of 2000 we sold land, at book value, for $46 million to a joint venture in which we hold a minority interest. The joint venture is building a resort hotel, which will be partially funded with up to $92 million of mezzanine financing to be provided by us. We have also provided the joint venture with a $45 million senior debt service guarantee.

     In 2000, we sold and leased back, under long-term, limited-recourse leases, three lodging properties and one senior living community for an aggregate purchase price of $118 million. We agreed to pay a security deposit of $3 million for the lodging properties, which will be refunded at the end of the leases. The sales price exceeded the net book value by $4 million, which we will recognize as a reduction of rent expense over the 15-year initial lease terms.

     In 2000, we agreed to sell 23 lodging properties for $519 million in cash. We will continue to operate the hotels under long-term management agreements. As of December 28, 2001, all the properties had been sold, generating pretax gains of $30 million. Fourteen of the 17 properties are accounted for under the full accrual method in accordance with FAS No. 66. The buyers did not make adequate minimum initial investments in the remaining three properties, which we accounted for under the cost recovery method. The sale of four of the 17 properties was to a joint venture in which we have a minority interest. Where the full accrual method applied, we recognized profit proportionate to the outside interests in the joint venture at the date of sale. We recognized $14 million and $9 million of pretax gains in 2001 and 2000 respectively, and will recognize the remainder in subsequent years provided certain contingencies in the sales contracts expire. Unaffiliated third-party tenants will lease 13 of the properties from the buyers. In 2000, one of these tenants replaced us as the tenant on nine other properties sold and leased back by us in 1997 and 1998. We now manage these nine previously leased properties under long-term management agreements, and deferred gains on the sale of these properties of $15 million were recognized as our leases were canceled throughout 2000. In connection with the sale of four of the properties, we provided $39 million of mezzanine funding and agreed to provide the buyer with up to $161 million of additional loans to finance future acquisitions of Marriott-branded hotels. We also acquired a minority interest in the joint venture that purchased the four hotels. During 2001 we funded $27 million under this loan commitment in connection with one of the 11 property sales described above.

     On April 28, 2000, we sold 14 senior living communities for cash proceeds of $194 million. We simultaneously entered into long-term management agreements for the communities with a third-party tenant, which leases the communities from the buyer. In connection with the sale we provided a credit facility to the buyer to be used, if necessary, to meet its debt service requirements. The buyer's obligation to repay us under the facility is guaranteed by an unaffiliated third-party. We also extended a limited credit facility to the tenant to cover operating shortfalls, if any. We accounted for the sale under the cost recovery method, and will recognize the resulting gain when the credit facilities expire.

     In 1999, we sold an 89 percent interest in one hotel and concurrently signed a long-term lease on the property. We are accounting for this transaction under the financing method, and the sales proceeds of $58 million are reflected as long-term debt in the accompanying consolidated balance sheet.

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

     During 1999, we sold four hotels and three senior living communities for $55 million and $52 million, respectively, resulting in pretax gains of $10 million. We recognized $2 million of the gain in 2000 and 1999, and no gain in 2001. The balance will be recognized provided certain contingencies in the sales contracts expire. We operate these properties under long-term management agreements.

     In connection with the long-term, limited-recourse leases described above, Marriott International, Inc. has guaranteed the lease obligations of the tenants, wholly-owned subsidiaries of Marriott International, Inc., for a limited period of time (generally three to five years). After the guarantees expire, the lease obligations become non-recourse to Marriott International, Inc.

     In sales transactions where we retain a management contract, the terms and conditions of the management contract are comparable to the terms and conditions of the management agreements obtained directly with third-party owners in competitive bid processes.

ASSET SECURITIZATIONS

     We periodically sell, with limited recourse, through special purpose entities, notes receivable originated by our timeshare business in connection with the sale of timeshare intervals. We continue to service the notes and transfer all proceeds collected to the special purpose entities. We retain servicing assets and interests in the securitizations which are accounted for as interest only strips. The interests are limited to the present value of cash available after paying financing expenses, program fees, and absorbing credit losses. Gains from the sales of timeshare notes receivable totaled $40 million in 2001, $22 million in 2000 and $29 million in 1999 and are included in other sales in the consolidated statement of income.

     At the date of securitization and at the end of each reporting period, we estimate the fair value of the interest only strips and servicing assets using a discounted cash flow model. These transactions utilize interest rate swaps to protect the net interest margin associated with the beneficial interest. We report changes in the fair value of the interest only strips that are treated as available-for-sale securities under the provisions of FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," through other comprehensive income in the accompanying consolidated balance sheet. We report in income changes in the fair value of interest only strips treated as trading securities under the provisions of FAS No. 115. The key assumptions used in measuring the fair value of the interest only strips at the time of securitization and at the end of the two years ended December 28, 2001 and December 29, 2000, were as follows: average discount rate of 6.89 percent and
7.82 percent, respectively; average expected annual prepayments, including defaults, of 15.43 percent and 12.72 percent, respectively; and expected weighted average life of prepayable notes receivable of 118 months and 86 months, respectively. Our key assumptions are based on experience. To date, actual results have not materially affected the carrying value of the interests.

     Cash flows between us and third-party purchasers during the years ended December 28, 2001 and December 29, 2000, were as follows: net proceeds to us from new securitizations of $199 million and $144 million, respectively, repurchases by us of delinquent loans (over 150 days overdue) of $11 million and $12 million, respectively, servicing fees received by us of $2 million in each year, and cash flows received on retained interests of $30 million and $18 million, respectively.

     On December 12, 2000, we repurchased notes receivable with a principal balance of $359 million and immediately sold those notes, along with $19 million of additional notes, in a $378 million securitization to an investor group. We have included net proceeds from these transactions of $16 million in the net proceeds from securitizations of $144 million disclosed above. We realized a gain of $3 million, primarily associated with the $19 million of additional notes sold, which is included in the $22 million gain on the sales of notes receivable for fiscal year 2000 disclosed above.

     At December 28, 2001, $499 million of principal remains outstanding in all securitizations in which we have a retained interest only strip. Delinquencies of more than 90 days at December 28, 2001, amounted to $5 million. Loans repurchased by the Company, net of obligors subsequently curing delinquencies, during the year ended December 28, 2001, amounted to $4 million. We have been able to resell timeshare units underlying repurchased loans without incurring material losses.

     We have completed a stress test on the net present value of the interest only strips and the servicing assets with the objective of measuring the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. The net present value of the interest only strips and servicing assets was $90 million at December 28, 2001, before any stress test changes were applied. An increase of 100 basis points in the prepayment rate would decrease the year-end valuation by $2 million, or 2 percent, and an increase of 200 basis points in the prepayment rate would decrease the year-end valuation by $4 million, or 4 percent. An increase of 100 basis points in the discount rate would decrease the year-end valuation by $2 million, or 2 percent, and an increase of 200 basis points in the discount rate would decrease the year-end valuation by $3 million, or 4 percent. A decline of two months in the weighted average remaining term would decrease the year-end valuation by $1 million, or 2 percent, and a decline of four months in the weighted average remaining term would decrease the year-end valuation by $3 million, or 3 percent.

Assets Held for Sale

     Included in other current assets at December 28, 2001 and December 29, 2000 are $324 million and $230 million, respectively, of assets held for sale. At December 28, 2001, assets held for sale consisted of $316 million of property, plant and equipment and $8 million of other related assets. Included in other current liabilities at December 28, 2001, are $8 million of liabilities related to the assets held for sale.

     At December 28, 2001, assets held for sale included $76 million of full-service lodging properties, $158 million of select-service properties, $27 million of extended-stay properties, $14 million of undeveloped land and $49 million of senior living services properties. At December 29, 2000, assets held for sale included $143 million of full-service lodging properties, $66 million of select-service properties and $21 million of extended-stay properties.

     During the fourth quarter of 2001, management approved and committed to a plan to sell two lodging properties and undeveloped land for an estimated sales price of $119 million. Seven additional lodging properties ($156 million) were subject to signed sales contracts at December 28, 2001. We recorded an impairment charge to adjust the carrying value of three properties and the undeveloped land to their estimated fair value less cost to sell. See the Restructuring Costs and Other Charges footnote. All properties held for sale at December 29, 2000 were under signed sales contracts and were sold in 2001.

     In December 2001, management approved and committed to a plan to exit the companion living concept of senior living services and sell the related properties within the next 12 months. We recorded a $60 million impairment charge to adjust the carrying value of the properties to their estimated fair value. See the Restructuring Costs and

Other Charges footnote. These properties generated sales of $42 million, $42 million, and $37 million and operating profits of $1 million, $2 million, and $2 million in 2001, 2000 and 1999, respectively.

INTANGIBLE ASSETS

                                                               2001       2000
                                                             -------    --------
                                                               ($ in millions)

Management, franchise and license agreements ............    $   847    $   861
Goodwill ................................................      1,245      1,245
Other ...................................................         19          7
                                                             -------    -------
                                                               2,111      2,113
Accumulated amortization ................................       (347)      (280)
                                                             -------    -------
                                                             $ 1,764    $ 1,833
                                                             =======    =======

     We amortize intangible assets on a straight-line basis over periods of three to 40 years. Intangible amortization expense totaled $73 million in 2001, $64 million in 2000 and $62 million in 1999.

SHAREHOLDERS' EQUITY

     Eight hundred million shares of our Class A Common Stock with a par value of $.01 per share are authorized. Ten million shares of preferred stock, without par value, are authorized, 200,000 shares have been issued, 100,000 of which are for the Employee Stock Ownership Plan (ESOP) and 100,000 of which are for Capped Convertible Preferred Stock. As of December 28, 2001, 109,223 shares were outstanding, 29,124 of which relate to the ESOP and 80,099 of which are Capped Convertible Preferred Stock.

     On March 27, 1998, our Board of Directors adopted a shareholder rights plan under which one preferred stock purchase right was distributed for each share of our Class A Common Stock. Each right entitles the holder to buy 1/1000th of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $175. The rights will be exercisable 10 days after a person or group acquires beneficial ownership of 20 percent or more of our Class A Common Stock, or begins a tender or exchange for 30 percent or more of our Class A Common Stock. Shares owned by a person or group on March 27, 1998, and held continuously thereafter, are exempt for purposes of determining beneficial ownership under the rights plan. The rights are nonvoting and will expire on the tenth anniversary of the adoption of the shareholder rights plan, unless exercised or previously redeemed by us for $.01 each. If we are involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right.

     As of December 28, 2001, we had been authorized by our Board of Directors to repurchase an additional 13.5 million shares of our Class A Common Stock.

     During the second quarter of 2000 we established an employee stock ownership plan solely to fund employer contributions to the profit sharing plan. The ESOP acquired 100,000 shares of special-purpose Company convertible preferred stock (ESOP Preferred Stock) for $1 billion. The ESOP Preferred Stock has a stated value and liquidation preference of $10,000 per share, pays a quarterly dividend of 1 percent of the stated value, and is convertible into our Class A Common Stock at any time based on the amount of our contributions to the ESOP and the market price of the common stock on the conversion date, subject to certain caps and a floor price. We hold a note from the ESOP, which is eliminated upon consolidation, for the purchase price of the ESOP Preferred Stock. The shares of ESOP Preferred Stock are pledged as collateral for the repayment of the ESOP's note, and those shares are released from the pledge as principal on the note is repaid. Shares of ESOP Preferred Stock released from the pledge may be redeemed for cash based on the value of the common stock into which those shares may be converted. Principal and interest payments on the ESOP's debt are expected to be forgiven periodically to fund contributions to the ESOP and release shares of ESOP Preferred Stock. Unearned ESOP shares are reflected within shareholders' equity and are amortized as shares of ESOP Preferred Stock are released and cash is allocated to employees' accounts. The fair market value of the unearned ESOP shares at December 28, 2001 and December 29, 2000 was $263 million and $676 million, respectively.

     Accumulated other comprehensive income of $50 million and $44 million at December 28, 2001 and December 29, 2000, respectively, consists primarily of foreign currency translation adjustments.

INCOME TAXES

     Total deferred tax assets and liabilities as of December 28, 2001 and December 29, 2000, were as follows:

                                                          2001       2000
                                                         -----      -----
                                                          ($ in millions)

Deferred tax assets ..................................   $ 481      $ 471
Deferred tax liabilities .............................    (353)      (399)
                                                         -----      -----
Net deferred taxes ...................................   $ 128      $  72
                                                         =====      =====

     The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of December 28, 2001, and December 29, 2000, were as follows:

                                                         2001       2000
                                                         -----      -----
                                                         ($ in millions)

Self-insurance .......................................   $  50      $  65
Employee benefits ....................................     162        169
Deferred income ......................................      35         45
Other reserves .......................................      52         13
Frequent guest program ...............................      58         65
Timeshare operations .................................     (28)       (33)
Property, equipment and intangible assets ............    (157)      (213)
Other, net ...........................................     (44)       (39)
                                                         -----      -----
Net deferred taxes ...................................   $ 128      $  72
                                                         =====      =====

     At December 28, 2001, we had approximately $34 million of tax credits that expire through 2021.

     We have made no provision for U.S. income taxes, or additional foreign taxes, on the cumulative unremitted earnings of non-U.S. subsidiaries ($203 million as of December 28, 2001) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate, or if we sell our interests in the affiliates. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

     The provision for income taxes consists of:

                                               2001         2000          1999
                                             -------   ---------------   -----
                                                       ($ in millions)

Current  - Federal .......................     $ 149        $ 216         $117
         - State .........................        18           28           26
         - Foreign .......................        21           26           24
                                               -----        -----         ----
                                                 188          270          167
                                               -----        -----         ----
Deferred - Federal .......................       (55)          (2)          58
         - State .........................         1           10           12
         - Foreign .......................        --           --           --
                                               -----        -----         ----
                                                 (54)           8           70
                                               -----        -----         ----
                                               $ 134        $ 278         $237
                                               =====        =====         ====

     The current tax provision does not reflect the benefits attributable to us relating to our ESOP of $101 million in 2001 and $109 million in 2000 or the exercise of employee stock options of $55 million in 2001, $42 million in 2000 and $44 million in 1999. The taxes applicable to other comprehensive income are not material.

     A reconciliation of the U.S. statutory tax rate to our effective income tax rate follows:

                                                      2001      2000     1999
                                                      ----      ----     ----

U.S. statutory tax rate ..........................    35.0%     35.0%    35.0%
State income taxes, net of U.S. tax benefit ......     3.7       3.6      3.9
Foreign income ...................................    (3.3)     (1.4)    (0.3)
Tax credits ......................................    (4.1)     (3.1)    (5.4)
Goodwill amortization ............................     3.3       1.6      1.8
Other, net .......................................     1.6       1.1      2.3
                                                      ----      ----     ----
Effective rate ...................................    36.2%     36.8%    37.3%
                                                      ====      ====     ====

     Cash paid for income taxes, net of refunds, was $125 million in 2001, $145 million in 2000 and $150 million in 1999.

LEASES

     Our future obligations under operating leases at December 28, 2001, are summarized below:

Fiscal Year                                             ($ in millions)
-----------                                             ---------------

2002  ...............................................       $  183
2003  ...............................................          176
2004  ...............................................          168
2005  ...............................................          163
2006.................................................          154
Thereafter  .........................................        1,346
                                                            -------
Total minimum lease payments  .......................       $2,190
                                                            =======

     Most leases have initial terms of up to 20 years, and contain one or more renewal options, generally for five- or 10-year periods. The leases provide for minimum rentals, and additional rentals based on our operations of the leased property. The total minimum lease payments above include $718 million representing obligations of consolidated subsidiaries that are non-recourse to Marriott International, Inc.

     Rent expense consists of:

                                                  2001        2000         1999
                                                  ----   ---------------   ----
                                                         ($ in millions)

Minimum rentals ...............................   $184        $171         $158
Additional rentals ............................     91          97          102
                                                  ----        ----         ----
                                                  $275        $268         $260
                                                  ====        ====         ====

LONG-TERM DEBT

     Our long-term debt at December 28, 2001, and December 29, 2000, consisted of the following:

                                                                     2001       2000
                                                                    -------    -------
                                                                     ($ in millions)
Senior notes, average interest rate of 7.4% at December 28, 2001,
  maturing through 2009 .........................................   $ 1,300    $ 1,001
Commercial paper ................................................        --        827
Revolver, average interest rate of 2.5% at December 28, 2001 ....       923         24
Endowment deposits (non-interest bearing) .......................       120        108
Other ...........................................................       108         98
                                                                    -------    -------
                                                                      2,451      2,058
Less current portion ............................................       (43)       (42)
                                                                    -------    -------
                                                                    $ 2,408    $ 2,016
                                                                    =======    =======

     The debt is unsecured with the exception of $13 million, which is secured by real estate.

     In April 1999, January 2000 and January 2001, we filed "universal shelf" registration statements with the Securities and Exchange Commission in the amount of $500 million, $300 million and $300 million, respectively. As of December 28, 2001, we had offered and sold to the public $600 million of debt securities under these registration statements, leaving a balance of $500 million available for future offerings.

     In January 2001, we issued, through a private placement, $300 million of 7 percent Series E Notes due 2008, and received net proceeds of $297 million. We agreed to make and complete a registered exchange offer to exchange these notes for publicly registered new notes on substantially identical terms, which we completed on January 15, 2002.

     In March 2000, we sold $300 million principal amount of 8-1/8 percent Series D Notes, which mature in 2005, in a public offering made under our shelf registration statements. We received net proceeds of $298 million.

     In September 1999, we sold $300 million principal amount of 7-7/8 percent Series C Notes, which mature in 2009, in a public offering made under our shelf registration statement. We received net proceeds of $296 million.

     In November 1998, we sold, through a private placement, $400 million of unsecured senior notes (Series A and B Notes). Proceeds net of discounts totaled $396 million. On April 23, 1999, we commenced a registered exchange offer to exchange the privately placed Series A and B Notes for publicly registered new notes on identical terms. All of the privately placed Series A and B Notes were tendered for exchange, and new notes were issued to the holders on May 31, 1999.

     In July 2001 and February 1999, respectively, we entered into $1.5 billion and $500 million multicurrency revolving credit facilities (the Facilities) each with terms of five years. Borrowings bear interest at the London Interbank Offered Rate (LIBOR) plus a spread, based on our public debt rating. Additionally, annual fees are paid on the Facilities at a rate also based on our public debt rating. At December 29, 2000, commercial paper, which was supported by the Facilities, is classified as long-term debt based on our ability and intent to refinance it on a long-term basis.

     We are in compliance with covenants in our loan agreements, which require the maintenance of certain financial ratios and minimum shareholders' equity, and also include, among other things, limitations on additional indebtedness and the pledging of assets.

     The 2001 and 2000 statement of cash flows exclude $109 million and $79 million, respectively of financing and joint venture investments made by us in connection with asset sales. The 1999 statement of cash flows excludes $215 million of convertible subordinated debt that was converted to equity in November 1999, $54 million of debt that we assumed during 1999, and $15 million of notes receivable we received in a 1999 asset sale that we subsequently sold for cash.

     Aggregate debt maturities, excluding convertible debt are: 2002 - $43 million; 2003 - $239 million; 2004 - $16 million; 2005 - $518 million; 2006 -
$915 million; and $720 million thereafter.

     Cash paid for interest, net of amounts capitalized was $68 million in 2001, $74 million in 2000 and $30 million in 1999.

CONVERTIBLE DEBT

     On May 8, 2001, we received cash proceeds of $405 million from the sale of zero-coupon convertible senior notes due 2021, known as LYONs.

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

     On March 25, 1996, the company formerly named "Marriott International, Inc." (Old Marriott) issued $540 million (principal amount at maturity) of zero coupon convertible subordinated debt in the form of LYONs due 2011. The LYONs were issued and recorded at a discount representing a yield to maturity of 4.25 percent. Accretion was recorded as interest expense and an increase to the carrying value. Gross proceeds from the LYONs issuance were $288 million. We assumed the LYONs when we were spun off (the Spinoff) as a separate entity by Old Marriott in March 1998, and Old Marriott, renamed Sodexho Marriott Services, Inc. (SMS), assumed a 9 percent share of the LYONs obligation based on the relative equity values of SMS and the Company at the Spinoff.

     The LYONs were redeemable by us at any time on or after March 25, 1999, for cash equal to the issue price plus accrued original issue discount. On October 7, 1999, we delivered a mandatory redemption notice to the holders of the LYONs indicating our plan to redeem them on November 8, 1999, for $619.65 in cash per LYON. Holders of 347,000 LYONs elected to convert each LYON into 17.52 shares of our Class A Common Stock and 2.19 shares of SMS common stock prior to the close of business on November 8, 1999. The aggregate redemption payment for the remaining 193,000 LYONs totaled $120 million. Pursuant to the LYONs Allocation Agreement entered into with SMS as part of the Spinoff, SMS funded 9 percent of the aggregate LYONs redemption payment. We funded the redemption payment with proceeds from commercial paper borrowings. Unamortized deferred financing costs of $2 million relating to the LYONs that were redeemed were recognized as interest expense in 1999.

EARNINGS PER SHARE

     The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                              2001       2000      1999
                                             -------   --------   -------
 Computation of Basic Earnings Per Share

 Net income ..............................   $   236   $    479   $   400
 Weighted average shares outstanding .....     243.3      241.0     247.5
                                             -------   --------   -------

 Basic Earnings Per Share ................   $   .97   $   1.99   $  1.62
                                             =======   ========   =======

 Computation of Diluted Earnings Per Share

 Net income ..............................   $   236   $    479   $   400
 After-tax interest expense on convertible
   debt ..................................        --        --          7
                                             -------   --------   -------

Net income for diluted earnings per share    $   236   $    479   $   407
                                             =======   ========   =======

 Weighted average shares outstanding .....     243.3      241.0     247.5

 Effect of Dilutive Securities
   Employee stock purchase plan ..........        --        0.1       0.2
   Employee stock option plan ............       7.9        7.5       8.7
   Deferred stock incentive plan .........       5.5        5.4       5.4
 Convertible debt ........................        --         --       8.0
                                             -------   --------   -------

 Shares for diluted earnings per share ...     256.7      254.0     269.8
                                             =======   ========   =======

 Diluted Earnings Per Share ..............   $   .92   $   1.89   $  1.51
                                             =======   ========   =======

     We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. The calculation of diluted earnings per share for the year ended December 28, 2001, excludes $5 million of after-tax interest expense on convertible debt and 4.1 million shares issuable upon conversion of convertible debt, and 5.1 million options granted in 2001, inclusion of which would have had an antidilutive impact on diluted earnings per share.

EMPLOYEE STOCK PLANS

     We issue stock options, deferred shares and restricted shares under our 1998 Comprehensive Stock and Cash Incentive Plan (Comprehensive Plan). Under the Comprehensive Plan, we may award to participating employees (1) options to purchase our Class A Common Stock (Stock Option Program and Supplemental Executive Stock Option awards), (2) deferred shares of our Class A Common Stock and (3) restricted shares of our Class A Common Stock. In addition we have an employee stock purchase plan (Stock Purchase Plan). In accordance with the provisions of Opinion No. 25 of the Accounting Principles Board, we recognize no compensation cost for the Stock Option Program, the Supplemental Executive Stock Option awards or the Stock Purchase Plan.

     Deferred shares granted to officers and key employees under the Comprehensive Plan generally vest over 10 years in annual installments commencing one year after the date of grant. We accrue compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. We granted 0.8 million deferred shares during 2001. Compensation cost recognized during 2001, 2000 and 1999 was $25 million, $18 million and $15 million, respectively.

     Restricted shares under the Comprehensive Plan are issued to officers and key employees and distributed over a number of years in annual installments, subject to certain prescribed conditions including continued employment. We recognize compensation expense for the restricted shares over the restriction period equal to the fair market value of the shares on the date of issuance. We awarded 0.2 million restricted shares under this plan during 2001. We recognized compensation cost of $4 million in each of 2001, 2000 and 1999.

     Under the Stock Purchase Plan, eligible employees may purchase our Class A Common Stock through payroll deductions at the lower of the market value at the beginning or end of each plan year.

     Employee stock options may be granted to officers and key employees at exercise prices equal to the market price of our Class A Common Stock on the date of grant. Nonqualified options expire 10 years after the date of grant, except those issued from 1990 through 2000, which expire 15 years after the date of the grant. Most options under the Stock Option Program are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. In February 1997, 2.1 million Supplemental Executive Stock Option awards were awarded to certain of our officers. The options vest after eight years but could vest earlier if our stock price meets certain performance criteria. These options have an exercise price of $25 and
0.2 million of them were forfeited during 1998. None of them were exercised during 2001, 2000 or 1999 and 1.9 million remained outstanding at December 28, 2001.

     For the purposes of the following disclosures required by FAS No. 123, "Accounting for Stock-Based Compensation," the fair value of each option granted during 2001, 2000 and 1999 was $16, $15 and $14, respectively. We estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

                                                     2001      2000       1999
                                                     -----     -----     -----
Annual dividends ...............................     $ .26     $ .24     $ .22
Expected volatility ............................        32%       30%       29%
Risk-free interest rate ........................       4.9%      5.8%      6.7%
Expected life (in years) .......................         7         7         7

   Pro forma compensation cost for the Stock Option Program, the Supplemental Executive Stock Option awards and employee purchases pursuant to the Stock Purchase Plan subsequent to December 30, 1994, recognized in accordance with FAS No. 123, would reduce our net income as follows (in millions, except per share amounts):

                                                     2001      2000      1999
                                                     -----    ------    ------
Net income as reported .........................     $ 236    $  479    $  400
Pro forma net income ...........................     $ 187    $  435    $  364

Diluted earnings per share as reported .........     $ .92    $ 1.89    $ 1.51
Pro forma diluted earnings per share ...........     $ .73    $ 1.71    $ 1.38

     A summary of our Stock Option Program activity during 2001, 2000 and 1999 is presented below:

                                                                Number of           Weighted
                                                                 options        average exercise
                                                              (in millions)          price
                                                              -------------   -------------------
Outstanding at January 1, 1999 .......................           31.5                $19
     Granted during the year .........................            6.9                 33
     Exercised during the year .......................           (4.2)                12
     Forfeited during the year .......................           (0.4)                30
                                                                 ----
Outstanding at December 31, 1999 .....................           33.8                 22
                                                                 ----                ---
     Granted during the year .........................            0.6                 36
     Exercised during the year .......................           (3.9)                16
     Forfeited during the year .......................           (0.5)                32
                                                                 ----
Outstanding at December 29, 2000 .....................           30.0                 23
                                                                 ----                ---
     Granted during the year .........................           13.4                 36
     Exercised during the year .......................           (4.2)                18
     Forfeited during the year .......................           (0.9)                34
                                                                 ----
Outstanding at December 28, 2001 .....................           38.3                $29
                                                                 ====                ===

     There were 20.2 million, 20.5 million and 19.3 million exercisable options under the Stock Option Program at December 28, 2001, December 29, 2000 and December 31, 1999, respectively, with weighted average exercise prices of $22, $19 and $16, respectively.

     At December 28, 2001, 54.1 million shares were reserved under the Comprehensive Plan (including 40.3 million shares under the Stock Option Program and 1.9 million shares of the Supplemental Executive Stock Option awards) and
2.1 million shares were reserved under the Stock Purchase Plan.

     Stock options issued under the Stock Option Program outstanding at December 28, 2001, were as follows:

                                Outstanding                        Exercisable
                ------------------------------------------    ------------------------
                                  Weighted        Weighted                    Weighted
  Range of        Number of        average        average      Number of      average
  exercise         options      remaining life    exercise      options       exercise
   prices       (in millions)     (in years)       price      (in millions)    price
------------    ------------    --------------    --------    ------------    --------
$ 3  to    5         0.9               4           $  3            0.9           $ 3
  6  to    9         2.5               6              7            2.5             7
 10  to   15         3.1               8             13            3.1            13
 16  to   24         1.9               9             17            1.9            17
 25  to   37        23.8              11             31           11.7            30
 38  to   49         6.1              10             45            0.1            41
                ------------                                  ------------
$ 3  to   49        38.3              10           $ 29           20.2           $22
============    ============    ==============    ========    ============    ========

FAIR VALUE OF FINANCIAL INSTRUMENTS

     We assume that the fair values of current assets and current liabilities are equal to their reported carrying amounts. The fair values of noncurrent financial assets and liabilities are shown below.

                                                      2001                  2000
                                               ------------------    ------------------
                                               Carrying    Fair      Carrying    Fair
                                                amount     value      amount     value
                                               --------    ------    --------    ------
                                                ($ in millions)       ($ in millions)
Notes and other receivables ................    $1,588     $1,645     $1,180     $1,206
Long-term debt, convertible debt and other
   long-term liabilities ...................     2,754      2,743      1,998      1,974

     We value notes and other receivables based on the expected future cash flows discounted at risk adjusted rates. We determine valuations for long-term debt and other long-term liabilities based on quoted market prices or expected future payments discounted at risk adjusted rates.

CONTINGENT LIABILITIES

     We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees were limited, in the aggregate, to $574 million at December 28, 2001, including guarantees involving major customers. As discussed below (see "Restructuring Costs and Other Charges"), we expect to fund $33 million of guarantee obligations in 2002. In addition, we have made an uncapped physical completion guaranty relating to one hotel property with minimal expected funding. As of December 28, 2001, we had extended approximately $669 million of loan commitments to owners of lodging properties and senior living communities under which we expect to fund approximately $187 million by January 3, 2003, and $334 million in total. Letters of credit outstanding on our behalf at December 28, 2001, totaled $77 million, the majority of which related to our self-insurance programs. At December 28, 2001, we had repurchase obligations of $46 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse.

     New World Development and another affiliate of Dr. Henry Cheng Kar-Shun have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $57 million.

     On March 30, 2001, Green Isle Partners, Ltd., S.E. (Green Isle) filed a 63-page complaint in Federal district court in Delaware against The Ritz-Carlton Hotel Company, L.L.C., The Ritz-Carlton Hotel Company of Puerto Rico, Inc. (Ritz-Carlton Puerto Rico), Marriott International, Inc., Marriott Distribution Services, Inc., Marriott International Capital Corp. and Avendra L.L.C. (Green Isle Partners, Ltd. S.E., v. The Ritz-Carlton Hotel Company, L.L.C., et al, civil action no. 01-202). Ritz-Carlton Puerto Rico manages The Ritz-Carlton San Juan Hotel, Spa and Casino located in San Juan, Puerto Rico, under an operating agreement with Green Isle dated December 15, 1995 (the Operating Agreement).

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

     The complaint seeks as damages the $140 million, which Green Isle claims to have invested in the hotel (which includes $85 million in third-party debt), which the plaintiffs seek to treble to $420 million under RICO and the Robinson-Patman Act.

     On November 11, 2001, the court granted defendants' motion to transfer and subsequently did transfer the matter to the United States District Court for the district of Puerto Rico. On May 25, 2001, defendants moved to dismiss the complaint or, alternatively, to stay or transfer. On June 25, 2001, Green Isle filed its Chapter 11 Bankruptcy Petition in the Southern District of Florida.

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

BUSINESS SEGMENTS

     We are a diversified hospitality company with operations in six business segments: Full-Service Lodging, which includes Marriott Hotels, Resorts and Suites, The Ritz-Carlton Hotel, Renaissance Hotels, Resorts and Suites, Ramada International and the fees we receive for the use of the Ramada name in the United States and Canada; Select-Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites; Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites, ExecuStay and Marriott Executive Apartments; Timeshare, which includes the operation, ownership, development and marketing of Marriott's timeshare properties under the Marriott, Ritz-Carlton Club, Horizons and Grand Residences brands; Senior Living Services, which includes the operation, ownership and development of senior living communities; and Distribution Services, which includes our wholesale food distribution business. We evaluate the performance of our segments based primarily on operating profit before corporate expenses and interest. We do not allocate income taxes at the segment level.

     We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels, and the regulatory business environment of the brands and operations within each segment.

                                                  2001        2000        1999
                                                --------    --------    -------
                                                          ($ in millions)
Sales
   Full-Service .............................   $  5,238    $  5,520    $ 5,091
   Select-Service ...........................        864         901        788
   Extended-Stay ............................        635         668        537
   Timeshare ................................      1,049         822        625
                                                --------    --------    -------
      Total Lodging .........................      7,786       7,911      7,041
   Senior Living Services ...................        729         669        559
   Distribution Services ....................      1,637       1,500      1,139
                                                --------    --------    -------
                                                $ 10,152    $ 10,080    $ 8,739
                                                ========    ========    =======

Operating profit (loss) before corporate
expenses and interest
   Full-Service .............................   $    294    $    510    $   469
   Select-Service ...........................        145         192        167
   Extended-Stay ............................         55          96         68
   Timeshare ................................        147         138        123
                                                --------    --------    -------
        Total Lodging .......................        641         936        827
   Senior Living Services ...................        (45)        (18)       (18)
   Distribution Services ....................         (6)          4         21
                                                --------    --------    -------
                                                $    590    $    922    $   830
                                                ========    ========    =======

Depreciation and amortization
   Full-Service .............................   $     81    $     86    $    74
   Select-Service ...........................         10           8          4
   Extended-Stay ............................         16          15         11
   Timeshare ................................         34          22         19
                                                --------    --------    -------
       Total Lodging ........................        141         131        108
   Senior Living Services ...................         32          28         21
   Distribution Services ....................         13           6          6
   Corporate ................................         36          30         27
                                                --------    --------    -------
                                                $    222    $    195    $   162
                                                ========    ========    =======

                                                 2001         2000          1999
                                                ------   --------------   ------
                                                         ($ in millions)
Assets
   Full-Service .............................   $3,394       $3,453       $2,861
   Select-Service ...........................      931          995          620
   Extended-Stay ............................      366          399          395
   Timeshare ................................    2,109        1,634        1,283
                                                ------       ------       ------
       Total Lodging ........................    6,800        6,481        5,159
     Senior Living Services .................      690          784          980
     Distribution Services ..................      216          194          187
     Corporate ..............................    1,401          778          998
                                                ------       ------       ------
                                                $9,107       $8,237       $7,324
                                                ======       ======       ======

Capital expenditures
   Full-Service .............................   $  186       $  554       $  180
   Select-Service ...........................      140          262          182
   Extended-Stay ............................       52           83          121
   Timeshare ................................       75           66           36
                                                ------       ------       ------
       Total Lodging ........................      453          965          519
   Senior Living Services ...................       26           76          301
   Distribution Services ....................        2            6            3
   Corporate ................................       79           48          106
                                                ------       ------       ------
                                                $  560       $1,095       $  929
                                                ======       ======       ======

     Sales from Distribution Services exclude sales (made at market terms and conditions) to other business segments of $157 million, $176 million and $166 million in 2001, 2000 and 1999, respectively.

     Segment operating expenses include selling, general and administrative expenses directly related to the operations of the businesses, aggregating $698 million in 2001, $682 million in 2000 and $592 million in 1999.

     The consolidated financial statements include the following related to international operations: sales of $477 million in 2001, $455 million in 2000 and $392 million in 1999; operating profit before corporate expenses and interest of $42 million in 2001, $73 million in 2000 and $66 million in 1999; and fixed assets of $211 million in 2001, $241 million in 2000 and $137 million in 1999.

RESTRUCTURING COSTS AND OTHER CHARGES

     The Company has experienced a significant decline in demand for hotel rooms in the aftermath of the September 11, 2001 attacks on New York and Washington and the subsequent dramatic downturn in the economy. This decline has resulted in reduced management and franchise fees, cancellation of development projects, and anticipated losses under guarantees and loans. We have responded by implementing certain companywide cost-saving measures, although we do not expect any significant changes to the scope of our operations. As a result of our restructuring plan, we incurred restructuring costs of $124 million, including
(1) $16 million in severance costs; (2) $20 million, primarily associated with loss on a sublease of excess space arising from the reduction in personnel; (3) $28 million related to the write-off of capitalized costs relating to development projects no longer deemed viable; and (4) $60 million related to the write-down of the Village Oaks brand of companion-style senior living communities, which are now classified as held for sale, to their estimated fair value. Detailed information related to the restructuring costs and other charges, which were recorded in the fourth quarter of 2001 as a result of the economic downturn and the unfavorable lodging environment, is provided below.

Restructuring Costs

     Severance

     Our restructuring plan resulted in the reduction of approximately 1,700 employees (the majority of which were terminated by December 28, 2001) across the Company. We recorded a workforce reduction charge of $16 million related primarily to severance and fringe benefits. The charge does not reflect amounts billed out separately to owners for property-level severance costs. In addition, we delayed filling vacant positions and reduced staff hours.

     Facilities Exit Costs

     As a result of the workforce reduction and delay in filling vacant positions, we consolidated excess corporate facilities. We recorded a restructuring charge of approximately $15 million for excess corporate facilities, primarily related to lease terminations and noncancelable lease costs in excess of estimated sublease income. In addition, we recorded a $5 million charge for lease terminations resulting from cancellations of leased units by our ExecuStay corporate apartment business, primarily in downtown New York City.

     Development Cancellations and Elimination of Product Line

     We incur certain costs associated with the development of properties, including legal costs, the cost of land and planning and design costs. We capitalize these costs as incurred and they become part of the cost basis of the property once it is developed. As a result of the dramatic downturn in the economy in the aftermath of the September 11, 2001 attacks, we decided to cancel development projects no longer deemed viable. As a result, we expensed $28 million of previously capitalized costs. In addition, management has begun to actively engage in efforts to sell 25 Village Oaks senior living communities. These communities offer companion living and are significantly different from our other senior living brands. As a result of the plan to exit this line of business, we have reclassified the assets associated with the 25 properties as assets held for sale and accordingly recorded those assets at their estimated fair value, resulting in an impairment charge of $60 million.

Other Charges

     Reserves for Guarantees and Loan Losses

     We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. We also advance loans to some owners of properties that we manage. As a result of the downturn in the economy, certain hotels have experienced significant declines in profitability and the owners have not been able to meet debt service obligations to the Company or in some cases, to third-party lending institutions. As a result, based upon cash flow projections, we expect to fund under certain guarantees, which are not deemed recoverable, and we expect that several of the loans made by us will not be repaid according to their original terms. Due to the expected guarantee fundings deemed nonrecoverable and the expected loan losses, we recorded charges of $85 million in the fourth quarter of 2001.

     Accounts Receivable - Bad Debts

     In the fourth quarter of 2001, we reserved $17 million of accounts receivable following an analysis of these accounts which we deemed uncollectible, generally as a result of the unfavorable hotel operating environment.

     Asset Impairments and Other Charges

     The Company recorded a charge related to the impairment of an investment in a technology-related joint venture ($22 million), losses on the anticipated sale of three lodging properties ($13 million), write-offs of investments in management contracts and other assets ($8 million), and the write-off of capitalized software costs arising from a decision to change a technology platform ($2 million).

     A summary of the restructuring costs and other charges recorded in the fourth quarter of 2001 is detailed as follows ($ in millions):

                                                                                                 Restructuring
                                                                                                costs and other
                                                                                Cash payments   charges liability
                                                                     Non-cash     in fourth      at December 28,
                                                      Total charge    charge     quarter 2001         2001
                                                      ------------   --------   -------------   -----------------
Severance .........................................       $ 16         $  2          $ 6              $ 8
Facilities exit costs .............................         20         ----            2               18
Development cancellations and elimination
   of  product line ...............................         88           88           --               --
                                                          ----         ----          ---              ---
Total restructuring costs .........................        124           90            8               26
Reserves for guarantees and
   loan losses ....................................         85           52           --               33
Accounts receivable - bad debts ...................         17           17           --               --
Write-down of properties held for sale ............         13           13           --               --
Impairment of technology-related
   investments and other ..........................         32           31           --                1
                                                          ----         ----          ---              ---
Total .............................................       $271         $203          $ 8              $60
                                                          ====         ====          ===              ===

     The remaining liability related to the workforce reduction and fundings under guarantees will be substantially paid by the end of 2002. The amounts related to the space reduction and resulting lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2012.

     Further detail regarding the charges is shown below:

Operating Profit Impact ($ in millions)
---------------------------------------

                                                                                        Senior
                                            Full-    Select-   Extended-                Living    Distribution
                                           Service   Service     Stay      Timeshare   Services     Services     Total
                                           -------   -------   ---------   ---------   --------   ------------   -----
Severance ..............................     $ 7      $ 1         $ 1         $ 2        $--          $ 1        $ 12
Facilities exit costs ..................      --       --           5          --         --            1           6
Development cancellations and
   elimination of product line .........      19        4           5          --         60           --          88
                                             ---      ---         ---         ---        ---          ---        ----
Total restructuring costs ..............      26        5          11           2         60            2         106
Reserves for guarantees and loan losses       30        3           3          --         --           --          36
Accounts receivable - bad debts ........      11        1          --          --          2            3          17
Write-down of properties held for sale .       9        4          --          --         --           --          13
Impairment of technology-related
   investments and other ...............       8       --           2          --         --           --          10
                                             ---      ---         ---         ---        ---          ---        ----
Total ..................................     $84      $13         $16         $ 2        $62          $ 5        $182
                                             ===      ===         ===         ===        ===          ===        ====

Non-operating Impact ($ in millions)
-----------------------------------

                                                                                                      Total
                                                                                                    corporate
                                                            Corporate   Provision for   Interest   expenses and
                                                             expenses    loan losses     income      interest
                                                            ---------   -------------   --------   ------------
Severance ...............................................      $ 4           $--           $--         $ 4
Facilities exit costs ...................................       14            --            --          14
                                                               ---           ---           ---         ---
Total restructuring costs ...............................       18            --            --          18
Reserves for guarantees and loan losses .................       --            43            6           49
Impairment of technology-related investments and other ..       22            --            --          22
                                                               ---           ---           ---         ---
Total ...................................................      $40           $43           $ 6         $89
                                                               ===           ===           ===         ===

SUBSEQUENT EVENTS (UNAUDITED)

     In March 2002, Marriott and Cendant Corporation ("Cendant") completed the formation of a joint venture to further develop and expand the Ramada and Days Inn brands in the United States. We contributed to the joint venture the domestic Ramada license agreements and related intellectual property at their carrying value of approximately $200 million. We also contributed a $205 million note receivable from us and the joint venture assumed a $205 million note payable to us, which eliminate upon consolidation. Cendant contributed the Days Inn license agreement and related intellectual property with a carrying value of approximately $205 million. We each own approximately 50 percent of the joint venture, with Cendant having the slightly larger interest. We will account for our interest in the joint venture using the equity method. The joint venture can be dissolved at any time with the consent of both members and is scheduled to terminate in March 2012. In the event of dissolution, the joint venture's assets will generally be distributed in accordance with each member's capital account. In addition, during certain periods of time commencing in March 2004, first the joint venture and later Marriott will have a brief opportunity to cause a mandatory redemption of Marriott's joint venture equity.

QUARTERLY FINANCIAL DATA - UNAUDITED

($ in millions, except per share data)

                                                                      2001/1/
                                                  -----------------------------------------------
                                                   First    Second     Third    Fourth    Fiscal
                                                  Quarter   Quarter   Quarter   Quarter    Year
                                                  -------   -------   -------   -------   -------
Sales .........................................   $ 2,461   $ 2,450   $ 2,373   $ 2,868   $10,152
Operating profit (loss) before corporate
   expenses and interest ......................   $   226   $   239   $   178   $   (53)  $   590
Net income (loss) .............................   $   121   $   130   $   101   $  (116)  $   236
Diluted earnings (loss) per share/2/ ..........   $   .47   $   .50   $   .39   $  (.48)  $   .92

                                                                      2000/1/
                                                  -----------------------------------------------
                                                   First    Second     Third    Fourth    Fiscal
                                                  Quarter   Quarter   Quarter   Quarter    Year
                                                  -------   -------   -------   -------   -------
Sales .........................................   $ 2,177   $ 2,409   $ 2,315   $ 3,179   $10,080
Operating profit (loss) before corporate
   expenses and interest ......................   $   193   $   247   $   216   $   266   $   922
Net income ....................................   $    94   $   126   $   110   $   149   $   479
Diluted earnings per share ....................   $   .37   $   .50   $   .43   $   .59   $  1.89

/1 The quarters consist of 12 weeks, except the fourth quarter, which consists of 16 weeks.

/2 In 2001 the sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEMS 10, 11, 12 and 13.

     As described below, certain information appearing in our Proxy Statement to be furnished to shareholders in connection with the 2002 Annual Meeting of Shareholders, is incorporated by reference in this Form 10-K Annual Report.

      ITEM 10. We incorporate this information by reference to the "Directors Standing For Election," "Directors Continuing In Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of our Proxy Statement which we will furnish to our shareholders in connection with our 2002 Annual Meeting. We have included information regarding our executive officers below.

      ITEM 11. We incorporate this information by reference to the "Executive Compensation" section of our Proxy Statement.

      ITEM 12. We incorporate this information by reference to the "Stock Ownership" section of our Proxy
                    Statement.

      ITEM 13. We incorporate this information by reference to the "Certain Transactions" section of our Proxy Statement.

EXECUTIVE OFFICERS

     Set forth below is certain information with respect to our executive officers.

               Name and Title                     Age                          Business Experience
---------------------------------------------   --------   ------------------------------------------------------------
J. W. Marriott, Jr.                                69      Mr. Marriott joined Marriott Corporation (now known as
Chairman of the Board and Chief Executive                  Host Marriott Corporation) in 1956, became President and a
Officer                                                    director in 1964, Chief Executive Officer in 1972 and
                                                           Chairman of the Board in 1985. Mr. Marriott also is a
                                                           director of Host Marriott  Corporation, General Motors
                                                           Corporation and the Naval Academy Endowment Trust. He
                                                           serves on the Board of Trustees of the National Geographic
                                                           Society and The J. Willard & Alice S. Marriott Foundation,
                                                           and is a member of the Executive Committee of the World
                                                           Travel & Tourism Council and the Business Council. Mr.
                                                           Marriott has served as Chief Executive Officer of the
                                                           Company since its inception in 1997, and served as
                                                           Chairman and Chief Executive Officer of Old Marriott from
                                                           October 1993 to March 1998. Mr. Marriott has served as a
                                                           director of the Company since March 1998.

Simon Cooper                                       56      Simon Cooper joined Marriott International in 1998 as
Vice President;                                            President of Marriott Lodging Canada and Senior Vice
President and Chief Operating Officer,                     President of Marriott Lodging International.  In 2000, the
The Ritz-Carlton Hotel Company, L.L.C.                     Company added the New England Region to his Canadian
                                                           responsibilities.  Prior to joining Marriott, Mr. Cooper
                                                           was President and Chief Operating Officer of Delta Hotels
                                                           and Resorts.  Mr. Cooper is the Chairman of the Board of
                                                           Governors for University of Guelph.  He is a fellow of the
                                                           Board of Trustees for the Educational Institute of the
                                                           American Hotel and Motel Association and is a member of
                                                           the Board for the Canadian Tourism Commission.  Mr. Cooper
                                                           was appointed to his current position in February 2001.

Edwin D. Fuller                                    57      Edwin D. Fuller joined Marriott in 1972 and held several
Vice President;                                            sales positions before being appointed Vice President of
President and Managing Director -                          Marketing in 1979. He became Regional Vice President in the
Marriott Lodging International                             Midwest Region in 1985, Regional Vice President of the
                                                           Western Region in 1988, and in 1990 was promoted to Senior
                                                           Vice President & Managing Director of International Lodging,
                                                           with a focus on developing the international group of
                                                           hotels. He was named Executive Vice President and Managing
                                                           Director of International Lodging in 1994, and was promoted to his current position in 1997.

               Name and Title                     Age                          Business Experience
---------------------------------------------   --------   ------------------------------------------------------------
Brendan M. Keegan                                  58      Brendan M. Keegan joined Marriott Corporation in 1971, in
Vice President;                                            the Corporate Organization Development Department and
Executive Vice President -                                 subsequently held several human resources positions,
Human Resources                                            including Vice President of Organization Development and
                                                           Executive Succession Planning.  He was named Senior Vice
                                                           President, Human Resources, Marriott Service Group in
                                                           1986.  Mr. Keegan was appointed Senior Vice President of
                                                           Human Resources for our worldwide human resources
                                                           functions, including compensation, benefits, labor and
                                                           employee relations, employment and human resources
                                                           planning and development in 1997, and was appointed to his current position in 1998.

William W. McCarten                                53      William W. McCarten was named as President of Marriott
Vice President;                                            Services Group (Marriott Senior Living Services and Marriott
President - Marriott Services Group                        Distribution Services) in January 2001. Most recently, Mr.
                                                           McCarten served as President and Chief Executive Officer of
                                                           HMS Host Corporation (formerly Host Marriott Services
                                                           Corporation) from 1995 to December 2000. He joined Marriott
                                                           Corporation in 1979, was elected Vice President, Corporate
                                                           Controller and Chief Accounting Officer in 1985 and Senior
                                                           Vice President in 1986. He was named Executive Vice
                                                           President, Host and Travel Plazas in 1991 and President,
                                                           Host and Travel Plazas in 1992. In 1993 he became President of Host Marriott Corporation's Operating Group and in 1995
                                                           was elected President and Chief Executive Officer and a
                                                           director of HMS Host Corporation. Mr. McCarten is a past
                                                           chairman of the Advisory Board of the McIntire School at the
                                                           University of Virginia.

Terry Petty                                        52      Terry Petty joined Marriott Corporation in 1984 as Vice
Executive Vice President;                                  President of Marketing and Planning for the newly
North American Lodging Operations                          acquired Host International business and subsequently
                                                           held the following positions: Vice President of Consumer
                                                           Marketing, Marriott Hotels; General Manager, Atlanta
                                                           Perimeter Marriott Hotel; Vice President of Operations
                                                           for Marriott Vacation Club International, and Senior
                                                           Vice President of Hotels for the Western Region.  Mr.
                                                           Petty was appointed to his current position in 2000.

Joseph Ryan                                        60      Joseph Ryan joined Old Marriott in 1994 as
Executive Vice President and                               Executive Vice President and General Counsel.
General Counsel                                            Prior to that time, he was a partner in the law
                                                           firm of O'Melveny & Myers, serving as the Managing
                                                           Partner from 1993 until his departure. He joined
                                                           O'Melveny & Myers in 1967 and was admitted as a
                                                           partner in 1976.

             Name and Title                       Age                           Business Experience
------------------------------------------      --------    ------------------------------------------------------------
William J. Shaw                                    56      Mr. Shaw has served as President and Chief Operating Officer
Director, President and                                    of the Company since 1997 (including service in the same
Chief Operating Officer                                    capacity with Old Marriott until March 1998). He joined
                                                           Marriott Corporation in 1974, was elected Corporate
                                                           Controller in 1979 and a Vice President in 1982. In 1986,
                                                           Mr. Shaw was elected Senior Vice President--Finance and
                                                           Treasurer of Marriott Corporation. He was elected Chief
                                                           Financial Officer and Executive Vice President of Marriott
                                                           Corporation in 1988. In 1992, he was elected President of
                                                           the Marriott Service Group. He also serves on the Board of
                                                           Trustees of the University of Notre Dame and the Suburban
                                                           Hospital Foundation. Mr. Shaw served as a director of Old
                                                           Marriott (subsequently named Sodexho, Inc. and now a wholly owned subsidiary of Sodexho Alliance) from May 1997 through
                                                           June 2001. He has served as a director of the Company since
                                                           March 1998.


Arne M. Sorenson                                   43      Arne M. Sorenson joined Old Marriott in 1996 as Senior
Executive Vice President and                               Vice President of Business Development.  He was
Chief Financial Officer                                    instrumental in our acquisition of the Renaissance Hotel
                                                           Group in 1997.  Prior to joining Marriott, he was a
                                                           partner in the law firm of Latham & Watkins in
                                                           Washington, D.C., where he played a key role in 1992 and
                                                           1993 in the distribution of Old Marriott by Marriott
                                                           Corporation.  Mr. Sorenson was appointed Executive Vice
                                                           President and Chief Financial Officer in 1998.

James M. Sullivan                                  58      James M. Sullivan joined Marriott Corporation in 1980,
Executive Vice President -                                 departed in 1983 to acquire, manage, expand and subsequently
Lodging Development                                        sell a successful restaurant chain, and returned to Marriott
                                                           Corporation in 1986 as Vice President of Mergers and
                                                           Acquisitions. Mr. Sullivan became Senior Vice President,
                                                           Finance - Lodging in 1989, Senior Vice President - Lodging
                                                           Development in 1990 and was appointed to his current
                                                           position in 1995.

Stephen P. Weisz                                   51      Stephen P. Weisz joined Marriott Corporation in 1972 and
Vice President;                                            was named Regional Vice President of the Mid-Atlantic
President - Marriott Vacation Club                         Region in 1991.  Mr. Weisz had previously served as
International                                              Senior Vice President of Rooms Operations before being
                                                           appointed as Vice President of the Revenue Management
                                                           Group.  Mr. Weisz became Senior Vice President of Sales
                                                           and Marketing for Marriott Hotels, Resorts and Suites in
                                                           1992 and Executive Vice President - Lodging Brands in
                                                           1994.  Mr. Weisz was appointed to his current position in
                                                           1996.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     (1) FINANCIAL STATEMENTS

          The response to this portion of Item 14 is submitted under Item 8 of this Report on Form 10-K.

(2)  FINANCIAL STATEMENT SCHEDULES

          Information relating to schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is included in the notes to the financial statements and is incorporated herein by reference.

(3)  EXHIBITS

          Any shareholder who wants a copy of the following Exhibits may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, Marriott International, Inc., Marriott Drive, Department 52/862, Washington, D.C. 20058.

                                                           Incorporation by Reference
                                                           (where a report or registration statement is
                                                           indicated below, that document has been
Exhibit                                                    previously filed with the SEC and the applicable
  No.         Description                                  exhibit is incorporated by reference thereto)
-----------------------------------------------------------------------------------------------------------------------
 3.1   Third Amended and Restated Certificate of           Exhibit No. 3 to our Form 10-Q for the fiscal
       Incorporation of the Company.                       quarter ended June 18, 1999.

 3.2   Amended and Restated Bylaws.                        Exhibit No. 3.3 to our Form 10-K for the fiscal
                                                           year ended January 1, 1999.

 3.3   Amended and Restated  Rights  Agreement dated       Exhibit No. 4.1 to our Form 10-Q for the fiscal
       as of August 9, 1999 with The Bank of New           quarter ended September 10, 1999.
       York,Rights Agent.

 3.4   Certificate  of  Designation,Preferences and        Exhibit No. 3.1 to our Form 10-Q for the fiscal
       Rights of the Marriott International,Inc.ESOP       quarter ended June 16, 2000.
       Convertible Preferred Stock.

 3.5   Certificate  of  Designation, Preferences and       Exhibit No. 3.2 to our Form 10-Q for the fiscal
       Rights  of  the  Marriott International,Inc.        quarter ended June 16, 2000.
       Capped Convertible Preferred Stock.

 4.1   Indenture  dated  November  16,1998 with The        Exhibit No. 4.1 to our Form 10-K for the fiscal
       Chase Manhattan Bank, as Trustee.                   year ended January 1, 1999.

 4.2   Form of 6.625% Series A Note due 2003.              Exhibit No. 4.2 to our Form 10-K for the fiscal
                                                           year ended January 1, 1999.

 4.3   Form of 6.875% Series B Note due 2005.              Exhibit No. 4.3 to our Form 10-K for the fiscal
                                                           year ended January 1, 1999.

 4.4   Form of 7.875% Series C Note due 2009.              Exhibit No. 4.1 to our Form 8-K dated  September 20,
                                                           1999.

 4.5   Form of 8.125% Series D Note due 2005.              Exhibit  No.  4.1 to our Form 8-K  dated  March  28,
                                                           2000.

 4.6   Form of 7.0% Series E Note due 2008.                Exhibit  No.  4.1  (f)  to our  Form  S-3  filed  on
                                                           January 17, 2001.

 4.7   Indenture, dated as of May 8,2001,relating to       Exhibit  No.  4.2 to our Form  S-3  filed on May 25,
       the Liquid Yield Option Notes due 2021,with         2001.
       Bank of New York, as trustee.

10.1   Employee Benefits and Other Employment Matters      Exhibit  No.  10.1 to our Form 10 filed on  February
       Allocation Agreement dated as of September 30,      13, 1998.
       1997 with Sodexho Marriott Services, Inc.

10.2   1998 Comprehensive Stock and Cash Incentive         Appendix  L in our  Form 10 filed  on  February  13,
       Plan.                                               1998.

10.3   Amended and restated Marriott International,        Attachment  A  to  our  definitive  proxy  statement
       Inc. 1998 Comprehensive Stock and Cash              filed on March 23, 2000.
       Incentive Plan.

10.4   Noncompetition Agreement between Sodexho            Exhibit  No.  10.1 to our Form  10-Q for the  fiscal
       Marriott Services, Inc. and the Company.            quarter ended March 27, 1998.

10.5   Tax Sharing Agreement with Sodexho Marriott         Exhibit  No.  10.2 to our Form  10-Q for the  fiscal
       Services, Inc. and Sodexho Alliance, S.A.           quarter ended March 27, 1998.

10.6   Distribution Agreement with Host Marriott           Exhibit No. 10.3 to Form 8-K of Old Marriott dated October
       Corporation, as amended.                            25, 1993; Exhibit No. 10.2 to Form 10-K of Old Marriott for
                                                           the fiscal year ended December 29, 1995 (First Amendment);
                                                           Exhibit Nos. 10.4 and 10.5 to our Form 10-Q for the fiscal quarter ended March 27, 1998 (Second and Third Amendments);
                                                           and Exhibit nos. 10.5 (a) and 10.5 (b) to our Form 10-K for
                                                           the fiscal year ended December 31, 1999 (Fourth and Fifth
                                                           Amendments); Exhibit No. 10.5 to our Form 10-K for the
                                                           fiscal year ended December 29, 2000 (Sixth Amendment).

10.7   Restated Noncompetition Agreement with Host         Exhibit  No.  10.6 to our Form  10-Q for the  fiscal
       Marriott Corporation.                               quarter ended March 27, 1998.

10.8   $500 million Credit Agreement dated February        Exhibit  No.  4.8 to our Form  10-K  for the  fiscal
       19, 1998 with Citibank,N.A.,as administrative       year ended January 1, 1999.
       Agent, and certain banks.

10.9   $1.5 Billion Credit Agreement dated July 31,        Exhibit  No.  10 to our  Form  10-Q  for the  fiscal
       2001 with Citibank, N.A. as Administrative          quarter ended September 7, 2001.
       Agent, and certain banks.

12     Statement of Computation of Ratio of Earnings       Filed with this report.
       to Fixed Charges.

21     Subsidiaries of Marriott International, Inc.        Filed with this report.

23     Consent of Arthur Andersen LLP.                     Filed with this report.

99.1   Forward-Looking Statements.                         Filed with this report.

99.2   Letter to the Securities and Exchange               Filed with this report.
       Commission regarding representations
       made by Arthur Andersen LLP.

(b) REPORTS ON FORM 8-K

     On October 4, 2001, we filed a report indicating that we issued a press release on the same day which described our earnings for the fiscal quarter ended September 7, 2001 and discussed the impact on our business of the September 11, 2001 attacks on New York and Washington.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 2002.

MARRIOTT INTERNATIONAL, INC.


By             /s/ J.W. Marriott, Jr.
   --------------------------------------------------
                  J.W. Marriott, Jr.
                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in their capacities and on the date indicated above.


PRINCIPAL EXECUTIVE OFFICER:


              /s/ J.W. Marriott, Jr.
-----------------------------------------------------
                  J.W. Marriott, Jr.                       Chairman of the Board, Chief Executive Officer
                                                           and Director

PRINCIPAL FINANCIAL OFFICER:

              /s/  Arne M. Sorenson
-----------------------------------------------------
                  Arne M. Sorenson                         Executive Vice President,
                                                           Chief Financial Officer
PRINCIPAL ACCOUNTING OFFICER:

              /s/ Linda A. Bartlett
-----------------------------------------------------
                  Linda A. Bartlett                        Vice President, Controller

DIRECTORS:

              /s/ Ann M. Fudge
-----------------------------------------------------      --------------------------------------------------
                  Ann M. Fudge, Director                              W. Mitt Romney, Director

              /s/ Gilbert M. Grosvenor                            /s/ Roger W. Sant
-----------------------------------------------------      --------------------------------------------------
                  Gilbert M. Grosvenor, Director                      Roger W. Sant, Director

             /s/  Richard E. Marriott                             /s/ William J. Shaw
-----------------------------------------------------      --------------------------------------------------
                  Richard E. Marriott, Director                       William J. Shaw, Director

              /s/ Floretta Dukes McKenzie                         /s/ Lawrence M. Small
-----------------------------------------------------      --------------------------------------------------
                  Floretta Dukes McKenzie, Director                   Lawrence M. Small, Director

             /s/  Harry J. Pearce
-----------------------------------------------------
                  Harry J. Pearce, Director

                                       S-1