Form 10-Q
period 2002-03-22
MARRIOTT INTERNATIONAL INC /MD/
filed 2002-04-24
CIK 1048286

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 22, 2002                 Commission File No. 1-13881



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

                                 Yes |X|            No |_|





                                                    Shares outstanding
               Class                                 at April 12, 2002
------------------------------------            ----------------------------
       Class A Common Stock,                            242,851,180
          $0.01 par value

                          MARRIOTT INTERNATIONAL, INC.
                                      INDEX



                                                                                 Page No.
                                                                               -----------
             Forward-Looking Statements ......................................       3

Part I.      Financial Information (Unaudited):

                 Condensed Consolidated Statement of Income -
                     Twelve Weeks Ended March 22, 2002 and March 23, 2001 ....       4

                 Condensed Consolidated Balance Sheet -
                     as of March 22, 2002 and December 28, 2001 ..............       5

                 Condensed Consolidated Statement of Cash Flows -
                     Twelve Weeks Ended March 22, 2002 and March 23, 2001 ....       6

                 Notes to Condensed Consolidated Financial Statements ........       7

                 Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ...............................      18

                 Quantitative and Qualitative Disclosures About Market Risk ..      24

Part II.     Other Information and Signatures:

                 Legal Proceedings ...........................................      25

                 Changes in Securities .......................................      25

                 Defaults Upon Senior Securities .............................      25

                 Submission of Matters to a Vote of Security Holders .........      25

                 Other Information ...........................................      25

                 Exhibits and Reports on Form 8-K ............................      26

                 Signatures ..................................................      27


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

   You should understand that the following important factors, in addition to those discussed in Exhibit 99 and elsewhere in this quarterly report, could cause results to differ materially from those expressed in such forward-looking statements.

          o  competition for each of our business segments;

          o  business strategies and their intended results;

          o the balance between supply of and demand for hotel rooms, timeshare units, senior living accommodations and corporate apartments;

          o our continued ability to obtain new operating contracts and franchise agreements;

          o our ability to develop and maintain positive relations with current and potential hotel and senior living community owners;

          o our ability to obtain adequate property and liability insurance to protect against losses or to obtain such insurance at reasonable rates;

          o the effect of international, national and regional economic conditions including the duration and severity of the current economic downturn in the United States and the pace of the lodging industry's recovery in the aftermath of the terrorist attacks on New York and Washington;

          o our ability to recover our loan and guaranty fundings from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise;

          o the availability of capital to allow us and potential hotel owners to fund investments;

          o the effect that internet reservation channels may have on the rates that we are able to charge for hotel rooms and timeshare intervals; and

          o other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC).

                         PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements
-------------------------------

                          MARRIOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    ($ in millions, except per share amounts)
                                   (Unaudited)

                                                                                  Twelve weeks ended
                                                                        ---------------------------------------
                                                                         March 22, 2002        March 23, 2001
                                                                        -----------------     -----------------

SALES
     Management and franchise fees ....................................     $   176               $   204
     Distribution services ............................................         376                   361
     Other ............................................................         460                   481
                                                                            -------               -------
                                                                              1,012                 1,046
     Other revenues from managed and franchised properties ............       1,352                 1,415
                                                                            -------               -------
                                                                              2,364                 2,461
                                                                            -------               -------
OPERATING COSTS AND EXPENSES
     Distribution services ............................................         382                   359
     Other ............................................................         483                   461
                                                                            -------               -------
                                                                                865                   820
     Other costs from managed and franchised properties ...............       1,352                 1,415
                                                                            -------               -------
                                                                              2,217                 2,235
                                                                            -------               -------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST........................................................         147                   226
Corporate expenses ....................................................         (29)                  (30)
Interest expense ......................................................         (19)                  (22)
Interest income........................................................          19                    16
                                                                            -------               -------
INCOME BEFORE INCOME TAXES ............................................         118                   190
Provision for income taxes.............................................         (36)                  (69)
                                                                            -------               -------
NET INCOME.............................................................     $    82               $   121
                                                                            =======               =======

DIVIDENDS DECLARED PER SHARE...........................................     $  .065               $  .060
                                                                            =======               =======

EARNINGS PER SHARE.....................................................
     Basic Earnings Per Share .........................................     $  .34                $   .50
                                                                            =======               =======
     Diluted Earnings Per Share .......................................     $  .32                $   .47
                                                                            =======               =======

            See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 ($ in millions)
                                   (Unaudited)

                                                                        March 22,          December 28,
                                                                          2002                 2001
                                                                       -------------      ----------------
                                 ASSETS

Current assets
   Cash and equivalents ........................................         $   190             $   817
   Accounts and notes receivable ...............................             645                 611
   Inventory ...................................................              99                  96
   Other........................................................             576                 606
                                                                         -------             -------
                                                                           1,510               2,130
                                                                         -------             -------

Property and equipment .........................................           2,962               2,930
Goodwill .......................................................           1,092               1,092
Other intangibles ..............................................             477                 672
Investments in affiliates ......................................           1,062                 823
Notes and other receivables ....................................           1,030               1,038
Other ..........................................................             420                 422
                                                                         -------             -------
                                                                         $ 8,553             $ 9,107
                                                                         =======             =======


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable ............................................         $   658             $   697
   Other .......................................................           1,029               1,105
                                                                         -------             -------
                                                                           1,687               1,802
                                                                         -------             -------

Long-term debt .................................................           1,775               2,408
Other long-term liabilities ....................................           1,036               1,012
Convertible debt ...............................................             407                 407
Shareholders' equity
   ESOP preferred stock ........................................               -                   -
   Class A Common Stock, 255.6 million shares issued ...........               3                   3
   Additional paid-in capital ..................................           3,213               3,378
   Retained earnings ...........................................             993                 941
   Unearned ESOP shares ........................................             (66)               (291)
   Treasury stock, at cost .....................................            (443)               (503)
   Accumulated other comprehensive income ......................             (52)                (50)
                                                                         -------             -------
                                                                           3,648               3,478
                                                                         -------             -------
                                                                         $ 8,553             $ 9,107
                                                                         =======             =======

            See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 ($ in millions)
                                  (Unaudited)




                                                                              Twelve weeks ended
                                                                       ----------------------------------
                                                                        March 22,            March 23,
                                                                           2002                2001
                                                                       -------------       --------------

OPERATING ACTIVITIES
     Net income ................................................         $  82                $  121
     Adjustments to reconcile to cash provided by operations:
         Depreciation and amortization .........................            39                    46
         Income taxes and other ................................            50                    60
         Timeshare activity, net ...............................           (29)                 (107)
         Working capital changes ...............................           (87)                  (94)
                                                                         -----                ------
         Cash provided by operations ...........................            55                    26
                                                                         -----                ------

INVESTING ACTIVITIES
     Dispositions ..............................................            99                   241
     Capital expenditures ......................................           (87)                 (125)
     Note advances .............................................           (33)                  (35)
     Note collections and sales ................................             7                     7
     Other .....................................................           (36)                  (52)
                                                                         -----                ------
     Cash (used in) provided by investing activities............           (50)                   36
                                                                         -----                ------

FINANCING ACTIVITIES
     Commercial paper activity, net ............................           277                  (298)
     Issuance of other long-term debt ..........................             8                   299
     Repayment of other long-term debt .........................          (918)                   (4)
     Issuance of Class A common stock ..........................            17                    31
     Dividends paid ............................................           (16)                  (15)
     Purchase of treasury stock ................................             -                   (39)
                                                                         -----                ------
     Cash used in financing activities .........................          (632)                  (26)
                                                                         -----                ------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS ....................          (627)                   36
CASH AND EQUIVALENTS, beginning of period ......................           817                   334
                                                                         -----                ------
CASH AND EQUIVALENTS, end of period ............................         $ 190                $  370
                                                                         =====                ======


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

     The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2001. Capitalized terms not otherwise defined in this quarterly report have the meanings specified in our Annual Report.

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

     In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 22, 2002 and December 28, 2001 and the results of operations and cash flows for the twelve weeks ended March 22, 2002 and March 23, 2001. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities included in these financial statements.

     Revenue Recognition

     Our sales include (1) management and franchise fees, (2) sales from our distribution services business, (3) sales from lodging properties and senior living communities owned or leased by us, and sales made by our other businesses; and (4) certain other revenues from properties franchised or managed by us. Management fees comprise a base fee, which is a percentage of the revenues of hotels or senior living communities, and an incentive fee, which is generally based on unit profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Other revenues from managed and franchised properties include direct and indirect costs that are reimbursed to us by lodging and senior living community owners for properties that we manage or franchise. Other revenues include revenues from hotel properties and senior living communities that we own or lease, along with sales from our timeshare and ExecuStay businesses.

     Management Fees: We recognize base fees as revenue when earned in accordance with the contract. In interim periods and at year end we recognize incentive fees that would be due as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us. As of March 22, 2002 we have recognized $32 million of incentive management fees, retention of which is dependent on achievement of hotel profitability for the balance of the year at levels specified in a number of our management contracts.

     Distribution Services: We recognize revenue from our distribution services business when goods have been shipped and title passes to the customer in accordance with the terms of the applicable distribution contract.

     Timeshare: We recognize revenue from timeshare interest sales in accordance with Financial Accounting Standards (FAS) No. 66, "Accounting for Sales of Real Estate." We recognize sales when a minimum of 10 percent of the purchase price for the timeshare interval has been received, the period of cancellation with refund has expired, receivables are deemed collectible and certain minimum sales and construction levels have been attained. For sales that do not meet these criteria, we defer all revenue using the percentage of completion or the deposit method as applicable.

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

     Other Revenues from Managed and Franchised Properties: We recognize other revenues from managed and franchised properties when we incur the related reimbursable costs.

     Synthetic Fuel: We recognize revenue from the Synthetic Fuel business when the synthetic fuel is produced and sold.

     We recognized sales and operating profit in the twelve weeks ended March 22, 2002 and March 23, 2001 as shown in the following table. Lodging includes our Full-Service, Select-Service, Extended-Stay and Timeshare business segments.


                                                         Twelve weeks ended
                                                           March 22, 2002
                                ---------------------------------------------------------------------
                                                   Senior
                                                   Living      Distribution    Synthetic
                                   Lodging        Services       Services         Fuel       Total
                                  ------------- ------------- -------------   -----------  ----------
Sales
($ in millions)
Management and franchise
    fees.......................    $   168       $    8          $     -        $    -     $    176

Other..........................        373           82              376             5          836
                                  -------------  ------------    ----------   -----------  ----------
                                       541           90              376             5        1,012
Other revenues from managed
    and franchised
    properties.................      1,262           90                -             -        1,352
                                  -------------  ------------    ----------   -----------  ----------
                                     1,803          180              376             5        2,364
                                  -------------  ------------    ----------   -----------  ----------
Operating costs and expenses

Operating costs................        388           84              382            11          865
Other costs from managed and
    franchised properties......      1,262           90                -             -        1,352
                                  -------------  ------------    ----------   -----------  ----------
                                     1,650          174              382            11        2,217
                                  -------------  ------------    ----------   -----------  ----------
Operating profit (loss)
    before corporate expenses
    and interest...............   $    153       $    6          $   (6)        $   (6)    $    147
                                  =============  ============    ==========   ===========  ==========


                                                       Twelve weeks ended
                                                         March 23, 2001
                                ---------------------------------------------------------------------
                                                   Senior
                                                   Living     Distribution     Synthetic
                                    Lodging       Services      Services          Fuel       Total
                                  ------------- ------------- -------------   -----------  ----------
Sales
($ in millions)
Management and franchise
    fees.......................   $     196      $    8        $      -       $     -      $    204


Other..........................         405          76             361             -           842
                                  ------------- ------------- -------------   -----------  ----------
                                        601          84             361             -         1,046
Other revenues from managed
    and franchised
    properties.................       1,334          81               -             -         1,415
                                  ------------- ------------- -------------   -----------  ----------

                                      1,935         165             361             -         2,461
                                  ------------- ------------- -------------   -----------  ----------

Operating costs and expenses

Operating costs................         378          83             359             -           820
Other costs from managed and
    franchised properties......       1,334          81               -             -         1,415
                                  ------------- ------------- -------------   -----------  ---------
                                      1,712         164             359             -         2,235
                                  ------------- ------------- -------------   -----------  ---------
Operating profit before
    corporate expenses and
    interest...................   $     223     $     1        $      2       $     -      $    226
                                  ============= =============  ============   ===========  ==========

2.   Earnings Per Share
     ------------------
     The following table reconciles the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                                         Twelve weeks ended
                                                           ----------------------------------------------
                                                              March 22, 2002            March 23, 2001
                                                           ---------------------     --------------------
 Computation of Basic Earnings Per Share

  Net income......................................         $           82            $        121
  Weighted average shares outstanding.............                  241.9                   243.7
                                                           --------------------      --------------------

  Basic Earnings Per Share........................         $          .34            $        .50
                                                           ====================      ====================

 Computation of Diluted Earnings Per Share

  Net income......................................         $           82            $        121
                                                           ====================      ====================

  Weighted average shares outstanding.............                  241.9                   243.7

  Effect of Dilutive Securities
     Employee stock option plan...................                    7.5                     8.7
     Deferred stock incentive plan................                    4.9                     5.2
                                                           --------------------      --------------------
  Shares for diluted earnings per share...........                  254.3                   257.6
                                                           ====================      ====================

  Diluted Earnings Per Share......................         $          .32            $        .47
                                                           ====================      ====================


     We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. The calculation of diluted earnings per share for 2002 excludes 5.9 million options, most of which were granted in 2001, $2 million of after-tax interest expense on convertible debt and 6.4 million shares issuable upon conversion of convertible debt, the inclusion of which would have an antidilutive impact for the period. The calculation of diluted earnings per share for 2001 excludes 5.7 million options granted in 2001, the inclusion of which would have had an antidilutive impact for the period. No convertible debt was outstanding in the twelve weeks ended March 23, 2001.

3.   Marriott Rewards
     ----------------

     We defer revenue received from managed, franchised, and Marriott-owned/ leased hotels and program partners equal to the fair value of our future redemption obligation. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred, and recognize the corresponding expense relating to the cost of the awards redeemed. The liability for the Marriott Rewards program was $652 million at March 22, 2002 and $631 million at December 28, 2001, of which $399 million and $380 million, respectively, are included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

4.   Dispositions
     ------------

     In the first quarter of 2002, we closed on sales of four hotels for cash proceeds of $97 million, resulting in gains of $13 million. The gains have been deferred and will be recognized as certain contingencies in the sales contract expire. We will continue to operate the hotels under long-term management agreements.

5.   Comprehensive Income
     --------------------

     Total comprehensive income was $80 million and $115 million, for the twelve weeks ended March 22, 2002 and March 23, 2001, respectively. In 2002 and 2001 the difference between net income and total comprehensive income includes changes in the market value of investments available for sale. The difference in 2002 also includes foreign currency translation adjustments.

6.   New Accounting Standards
     ------------------------

     In the first quarter of 2002, we adopted Financial Accounting Standard
     (FAS) No. 144, "Financial Statement Treatment Issues Relating to Assets Held for Sale." The adoption of FAS No. 144 did not have a financial statement impact. The assets held for sale as of December 28, 2001 continue to be accounted for in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

     We adopted FAS No. 142, "Goodwill and other Intangible Assets," in the first quarter of 2002. The new rules require that goodwill is not amortized, but is reviewed annually for impairment. The adoption of FAS No. 142 resulted in an increase in net income of approximately $7 million in the first quarter of 2002. We are in the process of testing goodwill for impairment in connection with the adoption of FAS No. 142.

     The impact of the adoption of FAS No. 142 on our net income, basic earnings per share, and diluted earnings per share for the twelve weeks ended March 22, 2002 and March 23, 2001, as if the adoption took place in the first quarter of 2001, is presented in the following tables (in millions except per share amounts):

                                                                           Twelve weeks ended
                                                                  ------------------------------------
                                                                     March 22,            March 23,
                                                                       2002                 2001
                                                                  --------------      ----------------
Reported net income...............................                $       82          $       121
Add back:  Goodwill amortization..................                         -                    7
                                                                  --------------      ----------------
Adjusted net income...............................                        82                  128
                                                                  ==============      ================

Reported basic earnings per share.................                $      .34          $       .50
Goodwill amortization.............................                         -                  .03
                                                                  --------------      ----------------
Adjusted basic earnings per share.................                       .34                  .53
                                                                  ==============      ================

Reported diluted earnings per share...............                $      .32          $       .47
Goodwill amortization.............................                         -                  .03
                                                                  --------------      ----------------
Adjusted diluted earnings per share...............                $      .32          $       .50
                                                                  ==============      ================


7.   Business Segments
     -----------------

     We are a diversified hospitality company with operations in seven business segments:

o Full-Service Lodging, which includes Marriott Hotels, Resorts and Suites; The Ritz-Carlton Hotels; Renaissance Hotels, Resorts and Suites; and Ramada International;

o Select-Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites;

o Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites, Marriott ExecuStay and Marriott Executive Apartments;

o Timeshare, which includes the operation, ownership, development and marketing of Marriott's timeshare properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Horizons and Marriott Grand Residence Club brands;

o Senior Living Services, which includes our operation, ownership and development of senior living communities;

o Distribution Services, which includes our wholesale food distribution business; and

o Synthetic Fuel, which includes the operation of our new coal-based synthetic fuel production facilities.

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


                                                                     Twelve weeks ended
                                                         -------------------------------------------
                                                              March 22, 2002         March 23, 2001
                                                         --------------------    -------------------
         ($ in millions)
         Sales

            Full-Service..........................       $     1,221             $      1,349
            Select-Service........................               207                      213
            Extended-Stay.........................               121                      139
            Timeshare.............................               254                      234
                                                         --------------------    -------------------
                Total Lodging.....................             1,803                    1,935
            Senior Living Services................               180                      165
            Distribution Services.................               376                      361
            Synthetic Fuel........................                 5                        -
                                                         --------------------    -------------------
                                                         $     2,364             $      2,461
                                                         ====================    ===================

         Operating profit (loss) before corporate expenses and interest

            Full-Service..........................       $        86             $        117
            Select-Service........................                28                       44
            Extended-Stay.........................                 8                       19
            Timeshare.............................                31                       43
                                                         --------------------    -------------------
                 Total Lodging....................               153                      223
            Senior Living Services................                 6                        1
            Distribution Services.................                (6)                       2
            Synthetic Fuel........................                (6)                       -
                                                         --------------------    -------------------
                                                         $       147             $        226
                                                         ====================    ===================



     Sales from Distribution Services exclude sales (made at market terms and conditions) to our other business segments of $26 million and $39 million for the twelve weeks ended March 22, 2002 and March 23, 2001, respectively.

8.   Contingencies
     -------------
     We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees were limited, in the aggregate, to $571 million at March 22, 2002, including guarantees involving major customers. In addition, we have made a physical completion guarantee relating to one hotel property with minimal expected funding. As of March 22, 2002, we had extended approximately $619 million of loan commitments to owners of lodging properties and senior living communities under which we expect to fund approximately $171 million by January 3, 2003, and $318 million in total. Letters of credit outstanding on our behalf at March 22, 2002, totaled $97 million, the majority of which related to our self-insurance programs. At March 22, 2002, we had repurchase obligations of $55 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse.

     Third-parties have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $57 million.

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

     The claim includes allegations of: (i) national, non-competitive contracts and attendant kick-back schemes; (ii) concealing transactions with affiliates; (iii) false entries in the books and manipulation of accounts payable and receivable; (iv) excessive compensation schemes and fraudulent expense accounts; (v) charges of prohibited overhead costs to the project;
     (vi) charges of prohibited procurement costs; (vii) inflation of Group Service Expense; (viii) the use of prohibited or falsified revenues; (ix) attempts to oust Green Isle from ownership; (x) creating a financial crisis and then attempting to exploit it by seeking an economically oppressive contract in connection with a loan; and (xi) providing incorrect cash flow figures and failing appropriately to reveal and explain revised cash flow figures.

     The complaint seeks as damages the $140 million, which Green Isle claims to have invested in the hotel (which includes $85 million in third party debt), which the plaintiffs seek to treble to $420 million under RICO and the Robinson-Patman Act.

     On May 25, 2001, defendants moved to dismiss the complaint or, alternatively, to stay or transfer. Briefing of the motion is complete but oral argument has not yet been scheduled. On June 25, 2001, Green Isle filed its Chapter 11 Bankruptcy Petition in the Southern District of Florida. On November 11, 2001, the court granted defendants' motion to transfer and subsequently did transfer the matter to the United States District Court for the District of Puerto Rico. In that proceeding, Green Isle's motion to reject the Ritz-Carlton operating agreement was dismissed without prejudice.

     On April 8, 2002, The Company and its subsidiary, Renaissance Hotel Operating Company (RHOC), initiated an arbitration proceeding against CTF Hotel Holdings, Inc. (CTF) and CTF's affiliate, Hotel Property Investments (B.V.I.) Ltd. (HPI), in connection with a dispute over procurement issues for certain Renaissance hotels and resorts that RHOC manages for CTF and HPI. On April 12, 2002, CTF filed a lawsuit under seal in U.S. District Court in Delaware against The Company, RHOC and Avendra LLC, alleging that, in connection with procurement at 20 of those hotels, The Company and RHOC engaged in improper acts of self-dealing, and claiming breach of fiduciary, contractual and other duties; fraud; misrepresentation; and violations of the RICO and Robinson-Patman acts. CTF seeks various remedies, including a stay of the arbitration proceedings against CTF and unspecified actual, treble and punitive damages.

     We believe that the Green Isle and CTF lawsuits are without merit and we intend to vigorously defend against the claims being made against us. However, we cannot assure you as to the outcome of either lawsuit nor can we currently estimate the range of any potential loss to the Company.

     In addition to the foregoing, we are from time to time involved in legal proceedings which could, if adversely decided, result in losses to the Company.

9.   Convertible Debt
     ----------------

     On May 8, 2001 we received cash proceeds of $405 million from the sale of zero-coupon convertible senior notes due 2021, known as LYONs.

     The LYONs have a face value of $470 million, are convertible into approximately 6.4 million shares of our Class A Common Stock and carry a yield to maturity of 0.75 percent. We may not redeem the LYONs prior to May 8, 2004, but may at the option of the holders be required to purchase the LYONs at their accreted value on May 8 of each of 2002, 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A Common Stock. If we are required to repurchase any of the LYONS in May 2002, we will pay the purchase price in cash. The accreted value of the LYONs and the redemption price on the May 8, 2002 redemption date will be approximately $408 million.

     We are amortizing the issuance costs of the LYONs into interest expense over the one-year period ending May 8, 2002. The LYONs are classified as long-term based on our ability and intent to refinance the obligation with long-term debt if we are required to repurchase the LYONs.

10.  Marriott and Cendant Corporation Joint Venture
     ----------------------------------------------

     In the first quarter of 2002, Marriott and Cendant Corporation (Cendant) completed the formation of a joint venture to further develop and expand the Ramada and Days Inn brands in the United States. We contributed the domestic Ramada license agreements and related intellectual property to the joint venture at their carrying value of approximately $200 million. We also contributed a $205 million note receivable from us and the joint venture assumed a $205 million note payable to us, which eliminate upon consolidation. Cendant contributed the Days Inn license agreement and related intellectual property with a carrying value of approximately $205 million. We each own approximately 50 percent of the joint venture, with Cendant having the slightly larger interest. We will account for our interest in the joint venture using the equity method. The joint venture can be dissolved at any time with the consent of both members and is scheduled to terminate in March 2012. In the event of dissolution, the joint venture's assets will generally be distributed in accordance with each member's capital account. In addition, during certain periods of time commencing in March 2004, first the joint venture and later Marriott will have a brief opportunity to cause a mandatory redemption of Marriott's joint venture equity.

11.  Restructuring Costs and Other Charges
     -------------------------------------

     In 2001 the Company experienced a significant decline in demand for hotel rooms in the aftermath of the September 11, 2001 attacks on New York and Washington and the subsequent dramatic downturn in the economy. This decline resulted in reduced management and franchise fees, cancellation of development projects, and anticipated losses under guarantees and loans. The Company responded by implementing certain companywide cost-saving measures. As a result of our restructuring plan, in the fourth quarter of 2001 we recorded pretax restructuring costs of $124 million, including (1) $16 million in severance costs; (2) $20 million, primarily associated with a loss on a sublease of excess space arising from the reduction in personnel; (3) $28 million related to the write-off of capitalized costs relating to development projects no longer deemed viable; and (4) $60 million related to the write-down of the Village Oaks brand of companion-style senior living communities, which are now classified as held for sale, to their estimated fair value. We also incurred $147 million of other charges including (1) $85 million related to reserves for guarantees and loan losses; (2) $17 million related to accounts receivable reserves;
     (3) $13 million related to the write-down of properties held for sale; and
     (4) $32 million related to the impairment of technology related investments and other write-offs.

     A summary of the remaining restructuring liability is as follows:

                                        Restructuring costs          Restructuring costs
                                         and other charges            and other charges
                                            liability at                 liability at
                                           March 22, 2002             December 28, 2001
                                        ---------------------        ---------------------
Severance..........................     $        6                        $      8
Facilities exit costs..............             16                              18
                                        ---------------------        ---------------------
Total restructuring costs..........             22                              26
Reserves for guarantees............             32                              33
Other..............................              1                               1
                                        ---------------------        ---------------------
Total..............................     $       55                        $     60
                                        =====================        =====================

12.  Assets Held for Sale
     --------------------

     Included in other current assets at March 22, 2002 and December 28, 2001, are $290 million and $324 million, respectively, of assets held for sale. At March 22, 2002, assets held for sale consisted of $285 million of property, plant and equipment and $5 million of other related assets. Included in other liabilities at March 22, 2002, are $9 million related to the assets held for sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the twelve weeks ended March 22, 2002 and March 23, 2001. Revenue per available room (REVPAR) is calculated by dividing room sales for comparable properties by room nights available to guests for the period. We consider REVPAR to be a meaningful indicator of our performance because it measures the period over period change in room revenues for comparable properties. REVPAR may not be comparable to similarly titled measures such as revenues. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based upon U.S. properties operated by us, except that data for Fairfield Inn, TownePlace Suites and SpringHill Suites also include comparable franchised units.

     Twelve Weeks Ended March 22, 2002 Compared to Twelve Weeks Ended
     ----------------------------------------------------------------
     March 23, 2001
     --------------

     We reported net income of $82 million for the 2002 first quarter on sales of $2,364 million. This represents a 32 percent decrease in net income and a 4 percent decrease in sales compared to the first quarter of 2001. Diluted earnings per share of $.32 for the quarter decreased 32 percent compared to the 2001 amount. The overall earnings decline in 2002 is primarily due to weaker hotel results and losses in our distribution services business, partially offset by the lower tax rate associated with our Synthetic Fuel business.

     Marriott Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported a 31 percent decrease in operating profit on 7 percent lower sales. Systemwide lodging sales decreased to $4.6 billion.


     We added a total of 34 lodging properties (7,000 units) during the first quarter of 2002, and deflagged 4 properties (216 rooms), increasing our total properties to 2,428 (442,767 rooms). Properties by brand as of March 22, 2002 (excluding 5,363 rental units relating to Marriott ExecuStay) are as indicated in the following table.



                                                                   Company-operated                       Franchised
                                                            -------------------------------    ----------------------------------
                            Brand                             Properties          Rooms           Properties           Rooms
---------------------------------------------------------   ---------------    ------------    -----------------    -------------

Full-Service Lodging
--------------------
     Marriott Hotels, Resorts and Suites................         247              108,783           181                50,537
     The Ritz-Carlton Hotels............................          46               15,365             -                     -
     Renaissance Hotels, Resorts and Suites.............          86               33,081            38                12,049
     Ramada International...............................           5                1,068           132                18,822
Select-Service Lodging
----------------------
     Courtyard..........................................         287               45,432           275                35,105
     Fairfield Inn......................................           2                  890           485                45,858
     SpringHill Suites..................................          19                3,023            68                 6,952
Extended-Stay Lodging
---------------------
     Residence Inn......................................         133               17,874           262                28,824
     TownePlace Suites..................................          34                3,667            65                 6,593
     Marriott Executive Apartments......................          11                1,969             1                    99
Timeshare
---------
     Marriott Vacation Club International...............          44                6,287             -                     -
     Horizons...........................................           2                  146             -                     -
     The Ritz-Carlton Club..............................           4                  144             -                     -
     Marriott Grand Residence Club......................           1                  199             -                     -
                                                            ---------------    ------------    -----------------    -------------
Total...................................................         921              237,928         1,507               204,839
                                                            ===============    ============    =================    =============

     Across our Lodging brands, REVPAR for comparable U.S. properties declined by an average of 12.7 percent in the first quarter of 2002. Average room rates for these hotels declined 7.7 percent and occupancy declined 3.8 percentage points. Management and franchise fees decreased 14 percent compared to the first quarter 2001. The operating results reflect the impact of a weaker economy, offset by the $6 million reduction in amortization expense resulting from the adoption of Financial Accounting Standard (FAS) No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002. Occupancy, average daily rate and REVPAR for each of our principal established brands are shown in the following table.


                                                         Twelve weeks ended            Change vs.
                                                           March 22, 2002                 2001
                                                        -----------------------    ------------------

Marriott Hotels, Resorts and Suites
     Occupancy ..............................                     69.4%                 -3.5%    pts.
     Average daily rate......................              $    142.25                  -8.2%
     REVPAR..................................              $     98.70                 -12.7%

The Ritz-Carlton Hotels
     Occupancy...............................                     67.1%                 -1.9%    pts.
     Average daily rate......................              $    248.86                 -11.6%
     REVPAR..................................              $    166.91                 -14.0%

Renaissance Hotels, Resorts and Suites
     Occupancy...............................                     64.5%                 -5.7%    pts.
     Average daily rate......................              $    134.70                  -7.8%
     REVPAR..................................              $     86.83                 -15.3%

Courtyard
     Occupancy...............................                     65.8%                 -7.2%    pts.
     Average daily rate......................              $     97.01                  -5.8%
     REVPAR..................................              $     63.85                 -15.1%

Fairfield Inn
     Occupancy...............................                     60.9%                 -2.4%    pts.
     Average daily rate......................              $     63.76                  -1.4%
     REVPAR..................................              $     38.82                  -5.2%

SpringHill Suites
     Occupancy...............................                     67.7%                 +1.6%    pts.
     Average daily rate......................              $     79.92                  -5.7%
     REVPAR..................................              $     54.10                  -3.4%

Residence Inn
     Occupancy...............................                     74.2%                 -5.0%    pts.
     Average daily rate......................              $     99.38                 -10.0%
     REVPAR..................................              $     73.76                 -15.6%

TownePlace Suites
     Occupancy...............................                     69.9%                 +3.3%    pts.
     Average daily rate......................              $     62.67                 -10.2%
     REVPAR..................................              $     43.78                  -5.8%

Across Marriott's domestic full-service lodging brands (Marriott Hotels, Resorts and Suites; Renaissance Hotels, Resorts and Suites; and The Ritz-Carlton Hotels), REVPAR for comparable company-operated U.S. properties declined 13.2 percent. Average room rates for these hotels declined 8.4 percent and occupancy decreased 3.8 percentage points to 68.5 percent.

Our domestic select-service and extended-stay brands (Fairfield Inn, Courtyard, Residence Inn, SpringHill Suites and TownePlace Suites) had average REVPAR declines of 12 percent, occupancy declines of 3.9 percentage points and average room rate declines of 6.7 percent.

Results for international lodging operations declined, reflecting the impact of the decrease in international travel, the unfavorable impact of foreign currency rates principally in Egypt and Australia, partially offset by higher margins.

Our Timeshare business achieved an 11 percent increase in contract sales in the quarter. Sales growth was strong at timeshare resorts in Colorado, Hawaii, and California, but remained soft in Orlando. Profits for the quarter in the timeshare business declined 28 percent largely as a result of higher sales and marketing expenses. Note sale gains of approximately $13.5 million were flat compared to 2001. At March 22, 2002, 28 resorts were in active sales, 21 resorts were sold out and an additional two resorts were under development.

Senior Living Services posted a 9 percent increase in sales and a $5 million increase in operating profit in the first quarter of 2002. Operating profit was impacted by the recognition of a $2 million one-time payment associated with the sale of the Crestline Senior Living Communities to an unaffiliated third-party, the result of the implementation of cost containment initiatives, $1 million of lower depreciation expense due to the classification of the Village Oaks Communities as assets held for sale and $1 million of lower amortization expense associated with the adoption of FAS No. 142, slightly offset by higher casualty insurance cost. Occupancy for comparable communities was 83 percent in the quarter, stable with a year ago. As of March 22, 2002, we operated 156 facilities (26,218 units).

Distribution Services (MDS) posted a 4 percent increase in sales in the first quarter of 2002, reflecting the commencement of new contracts since the first quarter of 2001, which include the distribution of higher value, lower margin items. The $6 million operating loss resulted from an overall decline in the number of cases shipped and a $2 million write-off of an investment in a customer contract, due to a change in an agreement with one of our customers. We continue to strategically review the MDS business segment, and we expect to complete that review in 2002.

Corporate Expenses, Interest and Taxes. Interest expense decreased $3 million reflecting lower borrowings and lower interest rates. Interest income increased $3 million as a result of higher average loan balances compared to the first quarter 2001 and interest earned on excess cash reserves. Corporate expenses decreased 3 percent, reflecting the first quarter 2001 reversal of a $10 million insurance reserve related to a lawsuit at one of our hotels, the $5 million accrual in 2002 of a payment expected to be made in connection with the sale of a land parcel, offset by the $6 million 2001 write-off of an investment in a technology partner, $3 million recorded in 2001 associated with the start-up of Avendra LLC and the continued favorable impact of our cost containment initiatives. The effective income tax rate decreased from 36.5 percent to 30.5 percent primarily due to the impact of the tax credits arising from our Synthetic Fuel business, the elimination of nondeductible goodwill amortization, partially offset by the 2001 sale of the affordable housing tax credits.

Synthetic Fuel. In October 2001, we acquired four coal-based synthetic fuel production facilities (the Facilities) for $46 million in cash. The synthetic fuel produced at the Facilities qualifies for tax credits based on Section 29 of the Internal Revenue Code. Under Section 29, tax credits are not available for synthetic fuel produced after 2007. We began operating these Facilities in the first quarter of 2002. We anticipate that the operation of the Facilities, together with the benefit arising from the tax credits, will be significantly accretive to our net income. Although we expect that the Facilities will produce significant operating losses, we anticipate that these will be offset by the tax credits generated under Section 29, which we expect to reduce our income tax expense. In the first quarter of 2002 our Synthetic Fuel business reflected sales of $5 million and an operating loss of $6 million, resulting in tax credits of nearly $6 million.

LIQUIDITY AND CAPITAL RESOURCES

We have credit facilities, which support our commercial paper program and letters of credit. At March 22, 2002, our cash balances combined with our available borrowing capacity under the credit facilities was over $2 billion.
We consider these resources, together with cash expected to be generated by operations, adequate to meet our short-term and long-term liquidity requirements, to finance our long-term growth plans, and to meet debt service and other cash requirements. We monitor the status of the capital markets, and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We expect that part of our financing and liquidity needs will continue to be met through commercial paper borrowings and access to long-term committed credit facilities. If the lodging industry recovers more slowly than we anticipate, our ability to obtain commercial paper borrowings at competitive rates may be impaired.

Cash and equivalents totaled $190 million at March 22, 2002, a decrease of $627 million from year end 2001. Net income is stated after recording depreciation expense of $28 million and $29 million for the twelve weeks ended March 22, 2002 and March 23, 2001, respectively, and after amortization expense of $11 million and $17 million, respectively, for the same time periods. Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) for the twelve weeks ended March 22, 2002 decreased by $82 million, or 32 percent, to $176 million. EBITDA is an indicator of operating performance, which can be used to measure our ability to service debt, fund capital expenditures and expand our business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by accounting principles generally accepted in the United States.

Net cash used in investing activities totaled $50 million for the twelve weeks ended March 22, 2002, and consisted primarily of capital expenditures, notes receivable advances and equity investments, partially offset by the disposition of four lodging properties.

In April 1999, January 2000, and January 2001, we filed "universal shelf" registration statements with the Securities and Exchange Commission in the amounts of $500 million, $300 million and $300 million, respectively. As of March 22, 2002, we had offered and sold to the public under these registration statements, $300 million of debt securities at 7 7/8%, due 2009 and $300 million at 8 1/8%, due 2005, leaving a balance of $500 million available for future offerings.

In January 2001, we issued, through a private placement, $300 million of 7 percent senior unsecured notes, due 2008, and received net proceeds of $297 million. We agreed to make and complete a registered exchange offer for these notes and completed that exchange offer on January 15, 2002.

On May 8, 2001, we issued zero-coupon convertible senior notes due 2021, known as LYONs, and received cash proceeds of $405 million. The LYONs have a face value of $470 million, are convertible into approximately 6.4 million shares of our Class A common stock and carry a yield to maturity of 0.75 percent. We may not redeem the LYONs prior to May 8, 2004, but may at the option of the holders be required to purchase the LYONs at their accreted value on May 8 of each of 2002, 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A Common Stock. If we are required to repurchase any of the LYONS in May 2002, we will pay the purchase price in cash. The accreted value of the LYONs and the redemption price on the May 8, 2002 redemption date will be approximately $408 million.

Our contractual obligations and commitments are as summarized in the following tables:

                                                                                 Payments Due by Period
                                                          --------------------------------------------------------------------
                                                              Before
                                                             January 3,                                          After 5
Contractual Obligations                         Total           2003        1 - 3 years      4 - 5 years          years
------------------------------------------------------------------------------------------------------------------------------
($ in millions)
Debt..............................         $     1,819     $       37       $      260       $      809       $       713
Operating Leases
   Recourse.......................               1,433            133              262              198               840
   Non-recourse...................                 715              8               82              119               506
                                           ------------- ------------------ ---------------- ---------------- ----------------
Total Contractual Cash
   Obligations....................         $     3,967     $      178       $      604       $    1,126       $     2,059
                                           ============= ================== ================ ================ ================

The $1,819 million of debt is recorded in the condensed consolidated balance sheet as long-term debt of $1,775 million and current liabilities of $44 million, which reflects the portion of debt becoming due by March 28, 2003. The $1,819 million of debt excludes the $407 million obligation associated with the LYONs.

                                                                  Amount of Commitment Expiration Per Period
                                                       -----------------------------------------------------------------------
                                                           Before
   Other Commercial                    Total Amounts      January 3,
      Commitments                        Committed           2003          1 - 3 years       4 - 5 years      After 5 years
------------------------------------------------------------------------------------------------------------------------------
($ in millions)
Guarantees........................ $       571         $        84       $       129       $       261       $        97
Timeshare note repurchase
   obligations....................          55                   -                 1                 -                54
                                   --------------- --------------------- ----------------- ----------------- -----------------
Total............................. $       626         $        84       $       130       $       261       $       151
                                   =============== ===================== ================= ================= =================


Total unfunded loan commitments amounted to $619 million at March 22, 2002. We expect to fund $171 million by January 3, 2003, $137 million in one to three years, and $10 million in four to five years. We do not expect to fund the remaining $301 million of commitments, which expire as follows: $31 million by January 3, 2003; $6 million in one to three years; $0 million in four to five years; and $264 million after five years.

Share Repurchases

We did not purchase any shares of our Class A Common Stock during the twelve weeks ended March 22, 2002. As of March 22, 2002, we were authorized by our Board of Directors to repurchase 13.5 million shares.

Relationship with Host Marriott

In recognition of the significant changes in the lodging industry over the last ten years and the age of our agreements with Host Marriott, many provisions of which predate our 1993 Spinoff, we and Host Marriott concluded that we could mutually enhance the long term strength and growth of both companies by updating our existing relationship. Accordingly, we are currently negotiating certain changes to our management agreements for Host Marriott-owned hotels. The modifications under discussion would, if made, be effective as of the beginning of our 2002 fiscal year and would remain subject to the consent of various lenders to the properties and other third parties. If made, these changes would, among other things,

   o Provide Host Marriott with additional approval rights over budgets and capital expenditures;

   o Extend the effective management agreement termination dates for several hotels;

   o Expand the pool of hotels that Host Marriott could sell with franchise agreements to one of our approved franchisees and revise the method of determining the number of hotels that may be sold without a management agreement or franchise agreement;

   o Lower the incentive management fees payable to us by amounts dependent in part on underlying hotel profitability at eight hotels;

   o Reduce certain expenses to the properties and lower Host Marriott's working capital requirements;

   o Confirm that we and our affiliates may earn a profit (in addition to what we earn through management fees) on certain transactions relating to Host Marriott-owned properties, and establish the specific conditions under which we may profit on future transactions; and

   o Terminate our existing right to purchase up to 20 percent of Host Marriott's outstanding common stock upon certain changes of control and clarify our rights in each of our management agreements to prevent either a sale of the hotel to our major competitors or specified changes in control of Host Marriott involving our major competitors.

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

There have been no material changes to our exposures to market risk since December 28, 2001.

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

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

The following holders of our Liquid Yield Option Notes (Zero Coupon--Senior) due 2021 ("LYONs") bearing CUSIP No. 571903AA1, and the shares of our Class A common stock, par value $0.01 per share, issuable upon conversion or redemption of the LYONs have notified us that they beneficially own the principal amount at maturity of LYONs shown below, which they may from time to time offer and sell pursuant to our Registration Statement under the Securities Act of 1933, as amended, on Form S-3 (File No. 333-66406) relating to the LYONs and the Prospectus dated December 12, 2001, as supplemented from time to time, included therein (the "Prospectus"):


                                                Aggregate Principal
                                                 Amount of LYONs at      Percentage of     Number of Shares of      Percentage of
                                                   Maturity that             LYONs          Common Stock that        Common Stock
                      Name                          May be Sold           Outstanding         May be Sold(1)        Outstanding(2)
                      ----                          -----------           -----------         --------------        --------------
Dodeca Fund, L.P.                                   $3,000,000                *                  40,585                  *
Quattro Fund Ltd.                                    1,250,000                *                  16,211                  *
S.A.C. Capital Associates, LLC                       4,000,000                *                  54,114                  *
Zurich Institutional Benchmarks Management
     c/o Quattro Fund                                1,000,000                *                  13,529                  *

----------------
* Less than 1%.

1.   Assumes conversion of all of the holder's LYONs at a conversion rate of
     13.5285 shares of common stock per $1,000 principal amount at maturity of the LYONs, rounded down to the nearest whole number of shares. However, this conversion rate will be subject to adjustment as described in the Prospectus under the caption "Description of LYONs--Conversion Rights." As a result, the amount of common stock issuable upon conversion of the LYONs may increase or decrease in the future.

2. Calculated based on Rule 13d-3(d)(i) of the Securities Exchange Act of 1934 using 242,851,180 shares of common stock outstanding as of April 12, 2002. In calculating this amount for each holder, we treated as outstanding the number of shares of common stock issuable upon conversion of all of that holder's LYONs but did not assume conversion of any other holder's LYONs.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

         Exhibit No.              Description
         -----------              -----------

         12 Statement of Computation of Ratio of Earnings to Fixed Charges.

         99                       Forward-Looking Statements.


(b)      Reports on Form 8-K

         On February 1, 2002, we filed a report on Form 8-K listing certain holders of our Liquid Yield Option Notes (LYONs) and indicating that we had been notified that the listed holders from time to time offer and sell the LYONs pursuant to Marriott's Registration Statement under the Securities Act of 1933, as amended, on Form S-3.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MARRIOTT INTERNATIONAL, INC.

                                         24th day of April, 2002

                                         /s/ Arne M. Sorenson
                                         --------------------------------------
                                         Arne M. Sorenson
                                         Executive Vice President and
                                         Chief Financial Officer


                                         /s/ Linda A. Bartlett
                                         --------------------------------------
                                         Linda A. Bartlett
                                         Vice President and Controller
                                         (Principal Accounting Officer)