Form 10-Q
period 2002-06-14
MARRIOTT INTERNATIONAL INC /MD/
filed 2002-07-19
CIK 1048286

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 14, 2002                  Commission File No. 1-13881


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

                                 Yes [X]     No [_]

                                                    Shares outstanding
         Class                                        at July 5, 2002
--------------------------------                 ----------------------------
   Class A Common Stock,                                241,801,438
      $0.01 par value

                          MARRIOTT INTERNATIONAL, INC.
                                      INDEX

                                                                                                         Page No.
                                                                                                        -----------
              Forward-Looking Statements ...........................................................         3

Part I.       Financial Information (Unaudited):

                  Condensed Consolidated Statement of Income -
                      Twelve and Twenty-Four Weeks Ended June 14, 2002 and June 15, 2001 ...........         4

                  Condensed Consolidated Balance Sheet -
                      as of June 14, 2002 and December 28, 2001 ....................................         5

                  Condensed Consolidated Statement of Cash Flows -
                      Twenty-Four Weeks Ended June 14, 2002 and June 15, 2001 ......................         6

                  Notes to Condensed Consolidated Financial Statements .............................         7

                  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ....................................................        19

                  Quantitative and Qualitative Disclosures About Market Risk .......................        28


Part II.      Other Information and Signatures:

                  Legal Proceedings ................................................................        29

                  Changes in Securities ............................................................        29

                  Defaults Upon Senior Securities ..................................................        29

                  Submission of Matters to a Vote of Security Holders ..............................        29

                  Exhibits and Reports on Form 8-K .................................................        31

                  Signatures .......................................................................        32

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

          .    competition in each of our business segments;

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

          . the effect of international, national and regional economic conditions, including the duration and severity of the current economic downturn in the United States and the pace of the lodging industry's recovery in the aftermath of the terrorist attacks on September 11, 2001;

          . our ability to recover loan and guaranty advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise;

          . the availability of capital to allow us and potential hotel owners to fund investments;

          . the effect that internet reservation channels may have on the rates that we are able to charge for hotel rooms and timeshare intervals;

          . the anticipated time-frame for exiting our distribution services business; and

          . other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC).

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    ($ in millions, except per share amounts)
                                   (Unaudited)

                                                                 Twelve weeks ended               Twenty-four weeks ended
                                                            ------------------------------     -----------------------------
                                                              June 14,         June 15,          June 14,         June 15,
                                                                2002             2001              2002             2001
                                                            -----------      -------------     -------------    ------------
SALES
     Management and franchise fees ....................     $       206      $         227     $       382      $        431
     Distribution services ............................             375                397             751               758
     Other ............................................             571                517           1,031               998
                                                            -----------      -------------     -----------      ------------
                                                                  1,152              1,141           2,164             2,187
     Other revenues from managed and franchised
          properties ..................................           1,434              1,309           2,786             2,724
                                                            -----------      -------------     -----------      ------------
                                                                  2,586              2,450           4,950             4,911
                                                            -----------      -------------     -----------      ------------
OPERATING COSTS AND EXPENSES
     Distribution services ............................             377                394             759               753
     Other ............................................             623                508           1,106               969
                                                            -----------      -------------     -----------      ------------
                                                                  1,000                902           1,865             1,722
     Other costs from managed and franchised
          properties ..................................           1,434              1,309           2,786             2,724
                                                            -----------      -------------     -----------      ------------
                                                                  2,434              2,211           4,651             4,446
                                                            -----------      -------------     -----------      ------------
OPERATING PROFIT BEFORE CORPORATE
 EXPENSES AND INTEREST ................................             152                239             299               465
Corporate expenses ....................................             (23)               (29)            (52)              (59)
Interest expense ......................................             (21)               (27)            (40)              (49)
Interest income .......................................              28                 20              47                36
                                                            -----------      -------------     -----------      ------------
INCOME BEFORE INCOME TAXES ............................             136                203             254               393
Provision for income taxes ............................              (7)               (73)            (43)             (142)
                                                            -----------      -------------     -----------      ------------
NET INCOME ............................................     $       129      $         130     $       211      $        251
                                                            ===========      =============     ===========      ============

DIVIDENDS DECLARED PER SHARE ..........................     $      .070      $        .065     $      .135      $       .125
                                                            ===========      =============     ===========      ============

EARNINGS PER SHARE
     Basic Earnings Per Share .........................     $       .53      $         .53     $       .87      $       1.03
                                                            ===========      =============     ===========      ============
     Diluted Earnings Per Share .......................     $       .50      $         .50     $       .82      $        .97
                                                            ===========      =============     ===========      ============

            See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 ($ in millions)

                                                                        June 14,          December 28,
                                                                          2002                2001
                                                                      -------------       -------------
                                    ASSETS                             (Unaudited)
Current assets
   Cash and equivalents .........................................     $         200       $         817
   Accounts and notes receivable ................................               653                 611
   Inventory ....................................................                94                  96
   Other ........................................................               638                 606
                                                                      -------------       -------------
                                                                              1,585               2,130

Property and equipment ..........................................             2,923               2,930
Goodwill ........................................................             1,092               1,092
Other intangibles ...............................................               476                 672
Investments in affiliates .......................................             1,109                 823
Notes and other receivables .....................................               924               1,038
Other ...........................................................               423                 422
                                                                      -------------       -------------
                                                                      $       8,532       $       9,107
                                                                      =============       =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable .............................................     $         698       $         697
   Other ........................................................             1,163               1,105
                                                                      -------------       -------------
                                                                              1,861               1,802
                                                                      -------------       -------------

Long-term debt ..................................................             1,850               2,408
Other long-term liabilities .....................................               990               1,012
Convertible debt ................................................                61                 407
Shareholders' equity
   ESOP preferred stock .........................................                 -                   -
   Class A common stock, 255.6 million shares issued ............                 3                   3
   Additional paid-in capital ...................................             3,186               3,378
   Retained earnings ............................................             1,103                 941
   Unearned ESOP shares .........................................               (22)               (291)
   Treasury stock, at cost ......................................              (457)               (503)
   Accumulated other comprehensive income .......................               (43)                (50)
                                                                      -------------       -------------
                                                                              3,770               3,478
                                                                      -------------       -------------
                                                                      $       8,532       $       9,107
                                                                      =============       =============

            See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 ($ in millions)
                                   (Unaudited)

                                                                            Twenty-four weeks ended
                                                                        -------------------------------
                                                                         June 14,             June 15,
                                                                           2002                 2001
                                                                        ----------           ----------
OPERATING ACTIVITIES
     Net income ....................................................    $      211           $      251
     Adjustments to reconcile to cash provided by operations:
         Depreciation and amortization .............................            86                   96
         Income taxes and other ....................................            63                   95
         Timeshare activity, net ...................................           (63)                (143)
         Working capital changes ...................................            (7)                (115)
                                                                        ----------           ----------
     Cash provided by operations ...................................           290                  184
                                                                        ----------           ----------

INVESTING ACTIVITIES
     Dispositions ..................................................           282                  361
     Capital expenditures ..........................................          (172)                (251)
     Note advances .................................................           (64)                 (82)
     Note collections and sales ....................................            29                   34
     Other .........................................................           (53)                (145)
                                                                        ----------           ----------
     Cash provided by (used in) investing activities ...............            22                  (83)
                                                                        ----------           ----------

FINANCING ACTIVITIES
     Commercial paper activity, net ................................           353                 (424)
     (Repayment) issuance of convertible debt ......................          (347)                 405
     Issuance of other long-term debt ..............................            11                  313
     Repayment of other long-term debt .............................          (922)                  (9)
     Issuance of Class A common stock ..............................            27                   57
     Dividends paid ................................................           (31)                 (29)
     Purchase of treasury stock ....................................           (20)                 (74)
                                                                        ----------           ----------
     Cash (used in) provided by financing activities ...............          (929)                 239
                                                                        ----------           ----------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS ........................          (617)                 340
CASH AND EQUIVALENTS, beginning of period ..........................           817                  334
                                                                        ----------           ----------
CASH AND EQUIVALENTS, end of period ................................    $      200           $      674
                                                                        ==========           ==========

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

     In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 14, 2002 and December 28, 2001, the results of operations for the twelve and twenty-four weeks ended June 14, 2002 and June 15, 2001 and cash flows for the twenty-four weeks ended June 14, 2002 and June 15, 2001. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities included in these financial statements.

     Revenue Recognition

     Our sales include (1) management and franchise fees, (2) sales from our distribution services business, (3) sales from lodging properties and senior living communities owned or leased by us, and sales made by our other businesses; and (4) certain other revenues from properties franchised or managed by us. Management fees comprise a base fee, which is a percentage of the revenues of hotels or senior living communities, and an incentive fee, which is generally based on unit profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Other revenues from managed and franchised properties include direct and indirect costs that are reimbursed to us by lodging and senior living community owners for properties that we manage or franchise. Other revenues include revenues from hotel properties and senior living communities that we own or lease, along with sales from our timeshare, ExecuStay and Synthetic Fuel businesses.

     Management Fees: We recognize base fees as revenue when earned in accordance with the contract. In interim periods and at year end we recognize incentive fees that would be due as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us. For the twenty-four weeks ended June 14, 2002 we have recognized $84 million of incentive management fees, retention of which is dependent on achievement of hotel profitability for the balance of the year at levels specified in a number of our management contracts.

     Distribution Services: We recognize revenue from our distribution services business when goods have been shipped and title passes to the customer in accordance with the terms of the applicable distribution contract.

     Timeshare: We recognize revenue from timeshare interest sales in accordance with Statement of Financial Accounting Standards (FAS) No. 66, "Accounting for Sales of Real Estate." We recognize sales when a minimum of 10 percent of the purchase price for the timeshare interval has been received, the period of cancellation with refund has expired, receivables are deemed collectible and certain minimum sales and construction levels have been attained. For sales that do not meet these criteria, we defer all revenue using the percentage-of-completion or the deposit method as applicable.

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

     We recognized sales and operating profit in the twelve and twenty-four weeks ended June 14, 2002 and June 15, 2001 as shown in the following table. Lodging includes our Full-Service, Select-Service, Extended-Stay and Timeshare business segments.

                                                                          Twelve weeks ended June 14, 2002
                                                   ------------------------------------------------------------------------------
                                                                   Senior Living   Distribution
Sales                                                Lodging         Services        Services      Synthetic Fuel       Total
                                                   -----------     -------------   ------------    --------------    ------------
($ in millions)
Management and franchise fees ...................  $       197     $           9   $          -    $            -    $        206
Other ...........................................          441                77            375                53             946
                                                   -----------     -------------   ------------    --------------    ------------
                                                           638                86            375                53           1,152
Other revenues from managed and franchised
    properties ..................................        1,343                91              -                 -           1,434
                                                   -----------     -------------   ------------    --------------    ------------
                                                         1,981               177            375                53           2,586
                                                   -----------     -------------   ------------    --------------    ------------
Operating costs and expenses

Operating costs .................................          446                81            377                96           1,000
Other costs from managed and franchised
    properties ..................................        1,343                91              -                 -           1,434
                                                   -----------     -------------   ------------    --------------    ------------
                                                         1,789               172            377                96           2,434
                                                   -----------     -------------   ------------    --------------    ------------
Operating profit (loss) before corporate
    expenses and interest .......................  $       192     $           5   $         (2)   $          (43)   $        152
                                                   ===========     =============   ============    ==============    ============

                                                                          Twelve weeks ended June 15, 2001
                                                   ------------------------------------------------------------------------------
                                                                   Senior Living   Distribution
Sales                                                 Lodging        Services        Services      Synthetic Fuel       Total
                                                   -----------     -------------   ------------    --------------    ------------
($ in millions)
Management and franchise fees ...................  $       219     $           8   $          -    $            -    $        227
Other ...........................................          442                75            397                 -             914
                                                   -----------     -------------   ------------    --------------    ------------
                                                           661                83            397                 -           1,141
Other revenues from managed and franchised
    properties ..................................        1,228                81              -                 -           1,309
                                                   -----------     -------------   ------------    --------------    ------------
                                                         1,889               164            397                 -           2,450
                                                   -----------     -------------   ------------    --------------    ------------
Operating costs and expenses

Operating costs .................................          430                78            394                 -             902
Other costs from managed and franchised
    properties ..................................        1,228                81              -                 -           1,309
                                                   -----------     -------------   ------------    --------------    ------------
                                                         1,658               159            394                 -           2,211
                                                   -----------     -------------   ------------    --------------    ------------
Operating profit before corporate expenses and
    interest ....................................  $       231     $           5   $          3    $            -    $        239
                                                   ===========     =============   ============    ==============    ============

                                                                           Twenty-four weeks ended June 14, 2002
                                                     -----------------------------------------------------------------------------

Sales                                                             Senior Living  Distribution
($ in millions)                                         Lodging      Services      Services        Synthetic Fuel        Total
                                                     -----------  -------------  -------------     --------------   --------------
Management and franchise fees .....................  $       365  $          17  $           -     $            -   $          382
Other .............................................          814            159            751                 58            1,782
                                                     -----------  -------------  -------------     --------------   --------------
                                                           1,179            176            751                 58            2,164
Other revenues from managed and
    franchised properties .........................        2,605            181              -                  -            2,786
                                                     -----------  -------------  -------------     --------------   --------------
                                                           3,784            357            751                 58            4,950
                                                     -----------  -------------  -------------     --------------   --------------
Operating costs and expenses

Operating costs ...................................          834            165            759                107            1,865
Other costs from managed and
    franchised properties .........................        2,605            181              -                  -            2,786
                                                     -----------  -------------  -------------     --------------   --------------
                                                           3,439            346            759                107            4,651
                                                     -----------  -------------  -------------     --------------   --------------
Operating profit (loss) before corporate
    expenses and interest .........................  $       345  $          11  $          (8)    $          (49)  $          299
                                                     ===========  =============  =============     ==============   ==============

                                                                           Twenty-four weeks ended June 15, 2001
                                                     -----------------------------------------------------------------------------

                                                                  Senior Living  Distribution
Sales                                                  Lodging      Services       Services        Synthetic Fuel        Total
                                                     -----------  -------------  -------------     --------------   --------------
($ in millions)
Management and franchise fees .....................  $       415  $          16  $           -     $            -   $          431
Other .............................................          847            151            758                  -            1,756
                                                     -----------  -------------  -------------     --------------   --------------
                                                           1,262            167            758                  -            2,187
Other revenues from managed and franchised
    properties ....................................        2,562            162              -                  -            2,724
                                                     -----------  -------------  -------------     --------------   --------------
                                                           3,824            329            758                  -            4,911
                                                     -----------  -------------  -------------     --------------   --------------
Operating costs and expenses

Operating costs ...................................          808            161            753                  -            1,722
Other costs from managed and
    franchised properties .........................        2,562            162              -                  -            2,724
                                                     -----------  -------------  -------------     --------------   --------------
                                                           3,370            323            753                  -            4,446
                                                     -----------  -------------  -------------     --------------   --------------
Operating profit before corporate expenses
    and interest ..................................  $       454  $           6  $           5     $            -   $          465
                                                     ===========  =============  =============     ==============   ==============

2.   Earnings Per Share

     The following table reconciles the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                                             Twelve weeks ended            Twenty-four weeks ended
                                                                       -----------------------------    ----------------------------
                                                                         June 14,         June 15,        June 14,         June 15,
                                                                           2002             2001            2002             2001
                                                                       -----------     -------------    -----------     ------------
      Computation of Basic Earnings Per Share

       Net income ................................................     $       129     $        130     $       211     $        251
       Weighted average shares outstanding .......................           242.8            243.9           242.4            243.7
                                                                       -----------     ------------     -----------     ------------

       Basic Earnings Per Share ..................................     $       .53     $        .53     $       .87     $       1.03
                                                                       ===========     ============     ===========     ============

      Computation of Diluted Earnings Per Share

       Net income ................................................     $       129     $        130     $       211     $        251
       After-tax interest expense on convertible debt ............               1                1               3                1
                                                                       -----------     ------------     -----------     ------------
       Net income for diluted earnings per share .................     $       130     $        131     $       214     $        252
                                                                       ===========     ============     ===========     ============

       Weighted average shares outstanding .......................           242.8            243.9           242.4            243.7

       Effect of Dilutive Securities

         Employee stock option plan ..............................             8.1              8.1             7.9              8.4
         Deferred stock incentive plan ...........................             4.9              5.3             4.9              5.3
         Convertible debt ........................................             4.0              3.0             5.2              1.5
                                                                       -----------     ------------     -----------     ------------
       Shares for diluted earnings per share .....................           259.8            260.3           260.4            258.9
                                                                       ===========     ============     ===========     ============

       Diluted Earnings Per Share ................................     $       .50     $        .50     $       .82     $        .97
                                                                       ===========     ============     ===========     ============

     We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We use the if-converted method for convertible debt. The calculations of diluted earnings per share exclude the following options because the inclusion would have an antidilutive impact for the applicable period: (a) for the twelve week and twenty-four week periods ended June 14, 2002, 5.6 million and 5.8 million options respectively, and (b) for the twelve week and twenty-four week periods ended June 15, 2001, 5.7 million and 4.6 million options, respectively.

3.   Marriott Rewards

     We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligations. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred, and recognize the corresponding expense relating to the cost of the awards redeemed. The liability for the Marriott Rewards program was $674 million at June 14, 2002 and $631 million at December 28, 2001, of which $423 million and $380 million, respectively, are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

4.   Dispositions

     In the second quarter of 2002, we sold two lodging properties and one piece of undeveloped land for $148 million. We will continue to operate the two hotels under long-term management agreements. One lodging sale is accounted for under the full accrual method in accordance with FAS No. 66. The other lodging sale is accounted for under the cost recovery method because the buyer did not make an adequate minimum initial investment. The sale of one of the two lodging properties was to a joint venture in which we have a non-controlling equity interest.

     In the second quarter of 2002, we sold five senior living communities for $59 million. We will continue to operate the communities under long-term management agreements. These sales are accounted for under the full accrual method in accordance with FAS No. 66. We will recognize pretax gains of approximately $6 million provided certain contingencies in the sales contract expire.

     In the first quarter of 2002, we closed on sales of four hotels for cash proceeds of $97 million, resulting in gains of $13 million. The gains have been deferred and will be recognized provided certain contingencies in the sales contracts expire. We will continue to operate the hotels under long-term management agreements.

5.   Comprehensive Income

     Total comprehensive income was $138 million and $119 million, respectively, for the twelve weeks ended June 14, 2002 and June 15, 2001 and $218 million and $234 million, respectively, for the twenty-four weeks ended June 14, 2002 and June 15, 2001. The principal differences between net income and total comprehensive income for 2002 and 2001 relate to foreign currency translation adjustments and fair value changes of certain financial instruments.

6.     New Accounting Standards

       In the first quarter of 2002, we adopted FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of FAS No. 144 had no impact on the Company.

       We adopted FAS No. 142, "Goodwill and other Intangible Assets," in the first quarter of 2002. The new rules require that goodwill is not amortized, but is reviewed annually for impairment. The adoption of FAS No. 142 resulted in an increase in net income of approximately $8 million for the twelve weeks ended June 14, 2002 and $15 million for the twenty-four weeks ended June 14, 2002. We completed our testing of goodwill for impairment and have determined that no impairment exists upon initial adoption of FAS No. 142.

       The impact of the adoption of FAS No. 142 on our net income, basic earnings per share, and diluted earnings per share for the twelve and twenty-four weeks ended June 14, 2002 and June 15, 2001, as if the adoption had taken place in the first quarter of 2001, is presented in the following table (in millions, except per share amounts):

                                                          Twelve weeks ended               Twenty-four weeks ended
                                                     ------------------------------     -------------------------------
                                                       June 14,         June 15,          June 14,         June 15,
                                                         2002             2001              2002             2001
                                                     -------------    -------------     -------------    --------------
Reported net income .............................    $      129       $       130       $      211       $      251
Goodwill amortization ...........................             -                 8                -               15
                                                     -------------    -------------     -------------    --------------
Adjusted net income .............................    $      129       $       138       $      211       $      266
                                                     =============    =============     =============    ==============

Reported basic earnings per share ...............    $      .53       $       .53       $      .87       $     1.03
Goodwill amortization ...........................             -               .03                -              .06
                                                     -------------    -------------     -------------    --------------
Adjusted basic earnings per share ...............    $      .53       $       .56       $      .87       $     1.09
                                                     =============    =============     =============    ==============

Reported diluted earnings per share .............    $      .50       $       .50       $      .82       $      .97
Goodwill amortization ...........................             -               .03                -              .06
                                                     -------------    -------------     -------------    --------------
Adjusted diluted earnings per share .............    $      .50       $       .53       $      .82       $     1.03
                                                     =============    =============     =============    ==============

7.     Business Segments

       We are a diversified hospitality company with operations in seven business segments:

..      Full-Service Lodging, which includes Marriott Hotels, Resorts and Suites;
       The Ritz-Carlton Hotels; Renaissance Hotels, Resorts and Suites; Ramada International; and Marriott Executive Apartments;
..      Select-Service Lodging, which includes Courtyard, Fairfield Inn and
       SpringHill Suites;
..      Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites and Marriott ExecuStay;
..      Timeshare, which includes the operation, ownership, development and marketing of Marriott's timeshare properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Horizons and Marriott Grand Residence Club brands;

..      Senior Living Services, which includes the operation, ownership and development of senior living communities;
..      Distribution Services, which includes our wholesale food distribution business; and
..      Synthetic Fuel, which includes the operation of our coal-based synthetic fuel production facilities. The Synthetic Fuel business generated a tax benefit of $15 million and tax credits of $43 million in the twelve weeks ended June 14, 2002 and a tax benefit of $17 million and tax credits of $48 million in the twenty-four weeks ended June 14, 2002.

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

                                                          Twelve weeks ended                     Twenty-four weeks ended
                                                   ---------------------------------      ---------------------------------------
                                                   June 14, 2002      June 15, 2001            June 14, 2002       June 15, 2001
                                                   --------------   ----------------      -------------------  ------------------
($ in millions)

Sales

   Full-Service ................................   $   1,299        $       1,260         $     2,520          $       2,609
   Select-Service ..............................         238                  223                 445                    436
   Extended-Stay ...............................         148                  162                 269                    301
   Timeshare ...................................         296                  244                 550                    478
                                                   --------------   ----------------      -------------------  ------------------
         Total Lodging .........................       1,981                1,889               3,784                  3,824
   Senior Living Services ......................         177                  164                 357                    329
   Distribution Services .......................         375                  397                 751                    758
   Synthetic Fuel ..............................          53                    -                  58                      -
                                                   --------------   ----------------      -------------------  ------------------
                                                   $   2,586        $       2,450         $     4,950          $       4,911
                                                   ==============   ================      ===================  ==================

Operating profit (loss) before corporate expenses and interest

   Full-Service ................................   $     103        $         127         $       189          $         244
   Select-Service ..............................          40                   43                  68                     88
   Extended-Stay ...............................          10                   22                  18                     40
   Timeshare ...................................          39                   39                  70                     82
                                                   --------------   ----------------      -------------------  ------------------
        Total Lodging ..........................         192                  231                 345                    454
   Senior Living Services ......................           5                    5                  11                      6
   Distribution Services .......................          (2)                   3                  (8)                     5
   Synthetic Fuel ..............................         (43)                   -                 (49)                     -
                                                   --------------   ----------------      -------------------  ------------------
                                                   $     152        $         239         $       299          $         465
                                                   ==============   ================      ===================  ==================

       Sales from Distribution Services exclude sales (made at market terms and conditions) to our other business segments of $27 million and $41 million for the twelve weeks ended June 14, 2002 and June 15, 2001, respectively, and $53 million and $80 million for the twenty-four weeks ended June 14, 2002 and June 15, 2001, respectively.

8.   Contingencies

     We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees totaled
     $577 million at June 14, 2002, including guarantees involving major customers. In addition, we have made a physical completion guarantee relating to one hotel property with minimal expected funding. As of June 14, 2002, we had extended approximately $590 million of loan commitments to owners of lodging properties and senior living communities under which we expect to fund approximately $112 million by January 3, 2003, and $268 million in total.

     Letters of credit outstanding on our behalf at June 14, 2002, totaled $92 million, the majority of which related to our self-insurance programs. At June 14, 2002, we had repurchase obligations of $61 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse. Surety bonds issued on our behalf as of June 14, 2002 totaled $490 million, the majority of which were requested by federal, state, or local governments related to our timeshare and lodging operations and self-insurance programs.

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

     On April 8, 2002, the Company and its subsidiary, Renaissance Hotel Operating Company (RHOC), initiated an arbitration proceeding against CTF Hotel Holdings, Inc. (CTF) and CTF's affiliate, Hotel Property Investments (B.V.I.) Ltd. (HPI), in connection with a dispute over procurement issues for certain Renaissance hotels and resorts that RHOC manages for CTF and HPI. On April 12, 2002, CTF filed a lawsuit under seal in U.S. District Court in Delaware against the Company, RHOC and Avendra LLC, alleging that, in connection with procurement at 20 of those hotels, the Company and RHOC engaged in improper acts of self-dealing, and claiming breach of fiduciary, contractual and other duties; fraud; misrepresentation; and violations of the RICO and the Robinson-Patman Acts. CTF seeks various remedies, including a stay of the arbitration proceedings against CTF and unspecified actual, treble and punitive damages.

     We believe that the Green Isle and CTF lawsuits are without merit and we intend to vigorously defend against the claims being made against us. However, we cannot assure you as to the outcome of either lawsuit nor can we currently estimate the range of any potential loss to the Company.

     In the twelve weeks ended June 14, 2002, Marriott recognized a charge of $7 million in connection with a lawsuit involving the sale of a hotel previously managed by us.

     In addition to the foregoing, we are from time to time involved in legal proceedings which could, if adversely decided, result in losses to the Company.

9.   Convertible Debt

     On May 8, 2001, we received gross proceeds of $405 million from the sale of zero-coupon convertible senior notes due 2021, known as LYONs. On May 9, 2002, we redeemed for cash the approximately 85 percent of the LYONs that were tendered for mandatory repurchase by the holders.

     The remaining LYONs are convertible into approximately 1.0 million shares of our Class A Common Stock, have a face value of $70 million and carry a yield to maturity of 0.75 percent. We may not redeem the LYONs prior to May 8, 2004. We may at the option of the holders be required to purchase the LYONs at their accreted value on May 8 of each of 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A Common Stock.

     We amortized the issuance costs of the LYONs into interest expense over the one-year period ended May 8, 2002. The LYONs are classified as long-term based on our ability and intent to refinance the obligation with long-term debt if we are required to repurchase the LYONs.

10.  Marriott and Cendant Corporation Joint Venture

     In the first quarter of 2002, Marriott and Cendant Corporation (Cendant) completed the formation of a joint venture to further develop and expand the Ramada and Days Inn brands in the United States. We contributed the domestic Ramada license agreements and related intellectual property to the joint venture at their carrying value of approximately $200 million. We also contributed a $205 million note receivable from us and the joint venture assumed a $205 million note payable to us, which eliminate upon consolidation. Cendant contributed the Days Inn license agreement and related intellectual property with a fair value of approximately $205 million. We each own approximately 50 percent of the joint venture, with Cendant having the slightly larger interest. We account for our interest in the joint venture using the equity method. The joint venture can be dissolved at any time with the consent of both members and is scheduled to terminate in March 2012. In the event of dissolution, the joint venture's assets will generally be distributed in accordance with each member's capital account. In addition, during certain periods of time commencing in March 2004, first Cendant and later Marriott will have a brief opportunity to cause a mandatory redemption of Marriott's joint venture equity.

11.  Restructuring Costs and Other Charges

     In 2001, the Company experienced a significant decline in demand for hotel rooms in the aftermath of the September 11, 2001 attacks on New York and Washington and the subsequent dramatic downturn in the economy. This decline resulted in reduced management and franchise fees, cancellation of development projects, and anticipated losses under guarantees and loans. The Company responded by implementing certain companywide cost-saving measures. As a result of our restructuring plan, in the fourth quarter of 2001, we recorded pretax restructuring costs of $124 million, including (1) $16 million in severance costs; (2) $20 million, primarily associated with a loss on a sublease of excess space arising from the reduction in personnel; (3) $28 million related to the write-off of capitalized costs relating to development projects no longer deemed viable; and (4) $60 million related to the write-down of the Village Oaks brand of companion-style senior living communities, which are now classified as held for sale, to their estimated fair value. We also incurred $147 million of other charges including (1) $85 million related to reserves for guarantees and loan losses; (2) $17 million related to accounts receivable reserves;
     (3) $13 million related to the write-down of properties held for sale; and
     (4) $32 million related to the impairment of technology related investments and other write-offs.

     A summary of the remaining restructuring liability is as follows:

                                                      Restructuring costs          Restructuring costs
                                                       and other charges            and other charges
                                                          liability at                liability at
                                                         June 14, 2002              December 28, 2001
                                                      ---------------------        ---------------------
Severance .....................................       $        5                   $           8
Facilities exit costs .........................               15                              18
                                                      ---------------------        ---------------------
Total restructuring costs .....................               20                              26
Reserves for guarantees .......................               27                              33
Other .........................................                1                               1
                                                      ---------------------        ---------------------
Total .........................................       $       48                   $          60
                                                      =====================        =====================

12.  Assets Held for Sale

     Included in other current assets at June 14, 2002 and December 28, 2001 are $316 million and $324 million, respectively, of assets held for sale. At June 14, 2002, assets held for sale consisted of $293 million of property, plant and equipment and $23 million of other related assets. Included in other liabilities at June 14, 2002 are $8 million related to the assets held for sale.

13.  Subsequent Events

     In June 2002, we sold our interest in a hotel and residential project under development for approximately $190 million in cash, resulting in a pre-tax gain of approximately $55 million. The hotel was not sold subject to a Marriott flag or under Marriott management. We will recognize approximately $5 million of the pre-tax gain in the third quarter of 2002, and will recognize the balance in future years provided certain contingencies in the sales contract expire.

     Subsequent to the end of the second quarter, we completed a previously announced strategic review of the distribution services business. We have decided to exit the distribution services business, with an anticipated completion around the end of 2002. We expect the exit will take place through a combination of sale or transfer of some facilities, closing of other facilities and other suitable arrangements. We expect to incur material costs in connection with exiting the business, but we currently are unable to estimate their magnitude.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the twelve and twenty-four weeks ended June 14, 2002 and June 15, 2001. Revenue per available room (REVPAR) is calculated by dividing room sales for comparable properties by room nights available to guests for the period. We consider REVPAR to be a meaningful indicator of our performance because it measures the period over period change in room revenues for comparable properties. REVPAR may not be comparable to similarly titled measures such as revenues. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based upon U.S. properties operated by us, except that data for Fairfield Inn, TownePlace Suites and SpringHill Suites also include comparable franchised units. The inclusion of data for comparable franchised units for these three brands provides more meaningful information as these brands are predominantly franchised.

Twelve Weeks Ended June 14, 2002 Compared to Twelve Weeks Ended June 15, 2001

We reported net income of $129 million for the 2002 second quarter on sales of $2,586 million. This represents a 1 percent decrease in net income and a 6 percent increase in sales compared to the second quarter of 2001. Diluted earnings per share of $.50 for the quarter was unchanged compared to the 2001 amount. Overall, results reflect weaker hotel demand, stable senior living results, and losses in our distribution services business, largely offset by the lower tax rate associated with our Synthetic Fuel business. Systemwide sales increased to $5.1 billion.

Marriott Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported a 17 percent decrease in operating profit on 5 percent higher sales. Systemwide lodging sales increased to $4.4 billion.

       We added a total of 43 lodging properties (6,662 units) during the second quarter of 2002, and deflagged 8 properties (1,425 units), increasing our total properties to 2,463 (448,004 units). Properties by brand as of June 14, 2002 (excluding 5,296 rental units relating to Marriott ExecuStay) are as indicated in the following table.

                                                                   Company-operated                         Franchised
                                                            -------------------------------    -------------------------------------
                            Brand                             Properties          Rooms           Properties             Rooms
--------------------------------------------------------    ---------------    ------------    -----------------    ----------------
Full-Service Lodging
     Marriott Hotels, Resorts and Suites ............            252              109,714           181                 50,826
     The Ritz-Carlton Hotels ........................             48               15,904             -                      -
     Renaissance Hotels, Resorts and Suites .........             86               33,035            38                 12,254
     Ramada International ...........................              4                  727           134                 19,353
     Marriott Executive Apartments and Other ........             11                1,969             1                     99
Select-Service Lodging
     Courtyard ......................................            289               45,913           280                 35,714
     Fairfield Inn ..................................              2                  890           492                 46,474
     SpringHill Suites ..............................             19                3,023            75                  7,723
Extended-Stay Lodging
     Residence Inn ..................................            132               17,748           266                 29,184
     TownePlace Suites ..............................             34                3,666            67                  6,774
Timeshare
     Marriott Vacation Club International ...........             45                6,526             -                      -
     Horizons .......................................              2                  146             -                      -
     The Ritz-Carlton Club ..........................              4                  143             -                      -
     Marriott Grand Residence Club ..................              1                  199             -                      -
                                                            ---------------    ------------    -----------------    ----------------
Total ...............................................            929              239,603         1,534                208,401
                                                            ===============    ============    =================    ================

       Across our Lodging brands, REVPAR for comparable managed U.S. properties declined by an average of 8.0 percent in the second quarter 2002. Average room rates for these hotels declined 6.6 percent and occupancy declined
       1.1 percentage points. Management and franchise fees decreased 10 percent compared to the second quarter 2001. The operating results reflect the impact of a weaker economy, offset by the $7 million reduction in amortization expense resulting from the adoption of FAS No. 142 in the first quarter 2002.

Occupancy, average daily rate and REVPAR for each of our principal established brands are shown in the following table.

                                                                                             Change vs.
                                                              Twelve weeks ended          Twelve weeks ended
                                                                 June 14, 2002              June 15, 2001
                                                             ----------------------    ------------------------
Marriott Hotels, Resorts and Suites
     Occupancy ............................................              73.4%              -1.8%   pts.
     Average daily rate ...................................      $     141.59               -6.6%
     REVPAR ...............................................      $     103.95               -8.9%

The Ritz-Carlton Hotels
     Occupancy ............................................              71.9%              -1.1%   pts.
     Average daily rate ...................................      $     252.42               -7.9%
     REVPAR ...............................................      $     181.45               -9.3%

Renaissance Hotels, Resorts and Suites
     Occupancy ............................................              69.4%              -3.4%   pts.
     Average daily rate ...................................      $     138.77               -2.6%
     REVPAR ...............................................      $      96.35               -7.1%

Courtyard
     Occupancy ............................................              73.4%              -2.6%   pts.
     Average daily rate ...................................      $      96.72               -6.7%
     REVPAR ...............................................      $      71.01               -9.8%

Fairfield Inn
     Occupancy ............................................              70.1%               0.4%   pts.
     Average daily rate ...................................      $      64.91               -1.4%
     REVPAR ...............................................      $      45.51               -0.8%

SpringHill Suites
     Occupancy ............................................              73.3%               3.6%   pts.
     Average daily rate ...................................      $      78.28               -3.8%
     REVPAR ...............................................      $      57.37                1.3%

Residence Inn
     Occupancy ............................................              80.4%               0.6%   pts.
     Average daily rate ...................................      $      98.56               -9.2%
     REVPAR ...............................................      $      79.28               -8.6%

TownePlace Suites
     Occupancy ............................................              75.1%               2.7%   pts.
     Average daily rate ...................................      $      62.69               -8.6%
     REVPAR ...............................................      $      47.05               -5.2%


Across Marriott's domestic full-service lodging brands, REVPAR for comparable company-operated U.S. properties declined 8.8 percent. Average room rates for these hotels declined 6.3 percent and occupancy decreased 2.0 percentage points to 72.7 percent.

Our domestic select-service and extended-stay brands had average REVPAR declines of 6.7 percent, reflecting occupancy declines of 0.3 percentage points and average room rate declines of 6.3 percent.

Results for international lodging operations declined primarily due to the decrease in international travel.

Our timeshare business achieved a 12 percent increase in contract sales in the quarter. Sales growth was strong at timeshare resorts in Hawaii, California and Colorado, partially offset by declines in Florida. Profits for the quarter were flat compared to the quarter ended June 15, 2001 largely as a result of higher sales and marketing expenses. Note sale gains were approximately $15 million in the quarter, compared to $13 million in the quarter ended June 15, 2001. We sold $85 million in notes in the quarter, compared to $67 million in the quarter ended June 15, 2001. At June 14, 2002, 28 resorts were in active sales, 21 resorts were sold out and an additional 3 resorts were under development.

Senior Living Services (SLS) posted an 8 percent increase in sales and stable operating profit in the second quarter of 2002. Operating profit was impacted by the implementation of cost containment initiatives, $2 million of lower depreciation expense due to the classification of the Village Oaks communities as assets held for sale and $1 million of lower amortization expense associated with the adoption of FAS No. 142 in the first quarter of 2002, offset by higher casualty insurance costs. Occupancy for comparable communities was 83.5 percent in the quarter, stable with a year ago. As of June 14, 2002, we operated 156 facilities (26,272) units. In July 2002, we commenced a strategic review of SLS, which includes an evaluation of all alternatives including a spin-off to shareholders.

Distribution Services (MDS) posted a 6 percent decline in sales in the second quarter of 2002, reflecting lower sales volume, partially offset by the commencement of new contracts since the second quarter of 2001, which include the distribution of higher priced, but lower margin items. The volume decline is largely attributable to the loss of one significant customer. The $2 million operating loss resulted from an overall decline in the number of cases shipped.

Subsequent to the end of the second quarter, we completed a previously announced strategic review of the distribution services business. We have decided to exit the distribution services business, with an anticipated completion around the end of 2002. We expect the exit will take place through a combination of sale or transfer of some facilities, closing of other facilities and other suitable arrangements. We expect to incur material costs in connection with exiting the business, but we currently are unable to estimate their magnitude.

Corporate Expenses, Interest and Taxes. Interest expense decreased $6 million reflecting lower average outstanding debt balances as well as lower interest rates, partially offset by less capitalized interest. Corporate expenses decreased $6 million reflecting the following: (i) 2002 items; the reversal of a $5 million accrual recorded in the first quarter of 2002 associated with a payment previously expected to be made in connection with the sale of a parcel of land, the continued favorable impact of our cost containment initiatives, and a $7 million reserve in connection with a lawsuit involving the sale of a hotel previously managed by us; and (ii) 2001 items; the $7 million write-off of an investment in a technology partner, and a $7 million gain from the sale of two affordable housing investments. The effective income tax rate decreased from 36 percent to 5 percent due to the impact of the tax benefit and tax credits arising from our Synthetic Fuel business and the elimination of nondeductible goodwill amortization, partially offset by the 2001 sale of the affordable housing investments.

Synthetic Fuel. In October 2001, we acquired four coal-based synthetic fuel production facilities (the Facilities) for $46 million in cash. The Synthetic Fuel produced at the Facilities qualifies for tax credits based on Section 29 of the Internal Revenue Code. Under Section 29, tax credits are not available for Synthetic Fuel produced after 2007. We began operating these Facilities in the first quarter of 2002. We anticipate that the operation of the Facilities, together with the benefit arising from the tax credits, will be significantly accretive to our net income. Although we expect that the Facilities will produce significant operating losses, we anticipate that these will be offset by the tax credits generated under Section 29, which we expect to reduce our income tax expense. In the second quarter of 2002, our Synthetic Fuel business reflected sales of $53 million and an operating loss of $43 million, resulting in a tax benefit of $15 million and tax credits of $43 million.

Twenty-Four Weeks Ended June 14, 2002 Compared to Twenty-Four Weeks Ended June 15, 2001

We reported net income of $211 million for the first half of 2002 on sales of $4,950 million. This represents a 16 percent decrease in net income and a one percent increase in sales over the same period in 2001. Diluted earnings per share of $.82 for the first half of the year decreased 15 percent compared to 2001. The overall profit decline in 2002 is primarily due to weaker hotel results and losses in our distribution services business, partially offset by the lower tax rate associated with our Synthetic Fuel business and stronger results associated with our Senior Living Services business segment. Systemwide sales increased to $9.6 billion.

Marriott Lodging reported a 24 percent decrease in operating profit to $345 million, on one percent lower sales. Systemwide lodging sales increased to $8.4 billion.

We added a total of 77 lodging properties (13,662 units) during the first half of 2002, and deflagged 12 properties (1,641 units).

Across our Lodging brands, REVPAR for comparable managed U.S. properties declined by an average of 10.3 percent in the first half of 2002. Average room rates for these hotels declined 7.1 percent and occupancy declined 2.5 percentage points. Management and franchise fees decreased 12.0 percent compared to the first half of 2001. The operating results reflect the impact of a weaker economy, offset by the $13 million reduction in amortization expense resulting from the adoption of FAS No. 142 in the first quarter of 2002. Occupancy, average daily rate and REVPAR for each of our principal established brands are shown in the following table.

                                                               Twenty-four weeks                Change vs.
                                                                     ended               Twenty-four weeks ended
                                                                 June 14, 2002                June 15, 2001
                                                             ----------------------    -----------------------------
Marriott Hotels, Resorts and Suites
     Occupancy ............................................              71.4%              -2.7%   pts.
     Average daily rate ...................................      $     141.91               -7.4%
     REVPAR ...............................................      $     101.33              -10.8%

The Ritz-Carlton Hotels
     Occupancy ............................................              70.0%              -1.4%   pts.
     Average daily rate ...................................      $     251.09               -9.3%
     REVPAR ...............................................      $     175.77              -11.1%

Renaissance Hotels, Resorts and Suites
     Occupancy ............................................              66.9%              -4.6%   pts.
     Average daily rate ...................................      $     136.81               -5.1%
     REVPAR ...............................................      $      91.59              -11.2%

Courtyard
     Occupancy ............................................              69.6%              -4.9%   pts.
     Average daily rate ...................................      $      96.86               -6.3%
     REVPAR ...............................................      $      67.43              -12.4%

Fairfield Inn
     Occupancy ............................................              65.5%              -1.0%   pts.
     Average daily rate ...................................      $      64.40               -1.5%
     REVPAR ...............................................      $      42.15               -3.0%

SpringHill Suites
     Occupancy ............................................              70.5%               2.6%   pts.
     Average daily rate ...................................      $      79.07               -4.7%
     REVPAR ...............................................      $      55.74               -1.1%

Residence Inn
     Occupancy ............................................              77.4%              -2.2%   pts.
     Average daily rate ...................................      $      98.94               -9.6%
     REVPAR ...............................................      $      76.53              -12.1%

TownePlace Suites
     Occupancy ............................................              72.5%               3.0%   pts.
     Average daily rate ...................................      $      62.68               -9.4%
     REVPAR ...............................................      $      45.41               -5.5%

Across Marriott's domestic full-service lodging brands (Marriott Hotels, Resorts and Suites; Renaissance Hotels, Resorts and Suites; and The Ritz-Carlton Hotels), REVPAR for comparable company-operated U.S. properties declined 10.9 percent during the first half of 2002. Average room rates for these hotels declined 7.3 percent and occupancy decreased 2.9 percentage points to 70.7 percent.

Our domestic select-service and extended-stay brands (Fairfield Inn, Courtyard, Residence Inn, SpringHill Suites and TownePlace Suites) had average REVPAR declines of 9.3 percent, reflecting occupancy declines of 2.1 percentage points and average room rate declines of 6.5 percent.

Results for international lodging operations declined due to the impact of the decrease in international travel, partially offset by higher margins.

Our timeshare business achieved an 11 percent increase in contract sales in the first half of 2002. Sales growth was strong at timeshare resorts in Colorado, Hawaii and California but remained soft in Florida. Profits for the first half declined 15% largely as a result of higher marketing and selling expenses and higher product costs. Note sale gains were approximately $28 million compared to $27 million in the prior year. We sold $174 million in notes in the first half of 2002 compared to $129 million in the prior year period.

Senior Living Services posted a 9 percent increase in sales and a $5 million increase in operating profit in the first half of 2002. Operating profit was impacted by higher per diems, the recognition of a $2 million one-time payment associated with the sale of the Crestline Senior Living Communities to an unaffiliated third-party, the result of the implementation of cost containment initiatives, $3 million of lower depreciation expense due to the classification of the Village Oaks Communities as assets held for sale and $2 million of lower amortization expense associated with the adoption of FAS No. 142 in the first quarter of 2002, partially offset by higher casualty insurance cost. Occupancy for comparable communities was 83.2 percent in the first half, relatively stable with a year ago.

Distribution Services posted a 1 percent decrease in sales in the first half of 2002, reflecting lower sales volume, partially offset by the commencement of new contracts since the first half of 2001, which include the distribution of higher priced, but lower margin items. Although a number of new contracts have been obtained over the past year, the number of cases shipped was down 7 percent. The volume decline is largely attributable to the loss of one significant customer. The increased proportion of lower margin business, the volume decline, and a $2 million write-off in the first quarter of 2002 of an investment in a customer contract due to a change in an agreement with one of our customers, caused an operating loss of $8 million despite the relatively small 1 percent decrease in sales.

Corporate Expenses, Interest and Taxes. Interest expense decreased $9 million reflecting lower borrowings and lower interest rates, partially offset by less capitalized interest. Corporate expenses decreased $7 million, reflecting the following: (i) 2002 items; the continued favorable impact of our cost containment initiatives, and a $7 million reserve in connection with a lawsuit involving the sale of a hotel previously managed by us; and (ii) 2001 items; the $13 million write-off of two investments in technology partnerships, $5 million of expenses associated with the start-up of Avendra, LLC, the reversal of a $10 million insurance reserve related to a lawsuit at one of our hotels, and the $7 million gain from the sale of two affordable housing investments. The effective income tax rate decreased from 36 percent to 17 percent primarily due to the impact of the tax benefit and tax credits arising from our Synthetic Fuel business and the elimination of nondeductible goodwill amortization, partially offset by the 2001 sale of the affordable housing investments.

Synthetic Fuel. In the first half of 2002, our Synthetic Fuel business reflected sales of $58 million and an operating loss of $49 million, resulting in a tax benefit of $17 million and tax credits of $48 million.

LIQUIDITY AND CAPITAL RESOURCES

We have credit facilities which support our commercial paper program and letters of credit. At June 14, 2002, our cash balances combined with our available borrowing capacity under the credit facilities amounted to more than $1.7 billion. We consider these resources, together with cash expected to be generated by operations, to be adequate to meet our short-term and long-term liquidity requirements, to finance our long-term growth plans, and to meet debt service and other cash requirements. We monitor the status of the capital markets, and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We expect that part of our financing and liquidity needs will continue to be met through commercial paper borrowings and access to long-term committed credit facilities. If the lodging industry recovers more slowly than we anticipate, we may have to rely more on bank borrowings which may carry a higher cost than commercial paper.

Cash and equivalents totaled $200 million at June 14, 2002, a decrease of $617 million from year-end 2001 primarily resulting from repayment of debt. Net income is stated after recording depreciation expense of $63 million and $61 million for the twenty-four weeks ended June 14, 2002 and June 15, 2001, respectively, and after amortization expense of $23 million and $35 million, respectively, for the same time periods. Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) for the twenty-four weeks ended June 14, 2002 decreased by $158 million, or 29 percent, to $380 million. EBITDA is an indicator of operating performance, which can be used to measure our ability to service debt, fund capital expenditures and expand our business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by accounting principles generally accepted in the United States.

Net cash provided by investing activities totaled $22 million for the twenty-four weeks ended June 14, 2002, and consisted of proceeds from the disposition of two lodging properties and five senior living communities, partially offset by capital expenditures and notes receivable advances and equity investments.

In April 1999, January 2000 and January 2001, we filed "universal shelf" registration statements with the Securities and Exchange Commission in the amounts of $500 million, $300 million and $300 million, respectively. As of June 14, 2002, we had offered and sold to the public under these registration statements, $300 million of debt securities at 7 7/8 %, due 2009 and $300 million at 8 1/8 %, due 2005, leaving a balance of $500 million available for future offerings.

In January 2001, we issued, through a private placement, $300 million of 7 percent senior unsecured notes, due 2008, and received net proceeds of $297 million. We agreed to make and complete a registered exchange offer for these notes and completed that exchange offer on January 15, 2002.

On May 8, 2001, we issued zero-coupon convertible senior notes due 2021, known as LYONs, and received cash proceeds of $405 million. On May 9, 2002, we redeemed for cash the approximately 85 percent of the LYONs that were tendered for mandatory repurchase by the holders. The remaining LYONs are convertible into approximately 1.0 million shares of our Class A Common Stock and carry a yield to maturity of 0.75 percent. We may not redeem the LYONs prior to May 8, 2004. We may at the option of the holders be required to purchase the LYONs at their accreted value on May 8 of each of 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A Common Stock.

Our contractual obligations and commitments are as summarized in the following tables:

                                                          Payments Due by Period
                                              ----------------------------------------------------------
                                                Before
                                               January 3,
Contractual Obligations         Total            2003        1 - 3 years    4 - 5 years   After 5 years
--------------------------------------------------------------------------------------------------------
($ in millions)
Debt .......................   $ 1,898         $    45        $    772       $     35       $  1,046
Operating Leases
   Recourse ................     1,393              93             262            198            840
   Non-recourse ............       712               5              82            119            506
                             ---------         -------        --------       --------       --------
Total Contractual Cash
   Obligations .............   $ 4,003         $   143        $  1,116       $    352       $  2,392
                             =========         =======        ========       ========       ========

The $1,898 million of debt is recorded in the condensed consolidated balance sheet as long-term debt of $1,850 million and current liabilities of $48 million, which reflects the portion of debt becoming due by June 20, 2003.

                                                        Amount of Commitment Expiration Per Period
                                              ----------------------------------------------------------
                                                Before
   Other Commercial          Total Amounts     January 3
      Commitments             Committed          2003        1 - 3 years    4 - 5 years   After 5 years
--------------------------------------------------------------------------------------------------------
($ in millions)
Guarantees .................   $   577         $    77        $    128       $    263       $    109
Timeshare note repurchase
   obligations .............        61               -               -              -             61
                               -------         -------        --------       --------       --------
Total ......................   $   638         $    77        $    128       $    263       $    170
                               =======         =======        ========       ========       ========

Total unfunded loan commitments amounted to $590 million at June 14, 2002. We expect to fund $112 million by January 3, 2003, $143 million in one to three years, and $13 million in four to five years. We do not expect to fund the remaining $322 million of commitments, which expire as follows: $55 million by January 3, 2003; $14 million in one to three years; $1 million in four to five years; and $252 million after five years.

Share Repurchases

We purchased 0.7 million shares of our Class A Common Stock during the twenty-four weeks ended June 14, 2002. As of June 14, 2002, we were authorized by our Board of Directors to repurchase 12.8 million shares.

Relationship with Host Marriott

In recognition of the significant changes in the lodging industry over the last ten years and the age of our agreements with Host Marriott, many provisions of which predate our 1993 Spinoff, we and Host Marriott concluded that we could mutually enhance the long term strength and growth of both companies by updating our existing relationship. Accordingly, we are currently negotiating certain changes to our management agreements for Host Marriott-owned hotels. The modifications under discussion would, if made, be effective as of the beginning of our 2002 fiscal year and would remain subject to the consent of various lenders to the properties and other third parties. If made, these changes would, among other things,

     . Provide Host Marriott with additional approval rights over budgets and capital expenditures;

     . Extend the effective management agreement termination dates for several hotels;

     . Expand the pool of hotels that Host Marriott could sell with franchise agreements to one of our approved franchisees and revise the method of determining the number of hotels that may be sold without a management agreement or franchise agreement;

     . Lower the incentive management fees payable to us by amounts dependent in part on underlying hotel profitability at eight hotels;

     . Reduce certain expenses to the properties and lower Host Marriott's working capital requirements;

     . Confirm that we and our affiliates may earn a profit (in addition to what we earn through management fees) on certain transactions relating to Host Marriott-owned properties, and establish the specific conditions under which we may profit on future transactions; and

     . Terminate our existing right to purchase up to 20 percent of Host Marriott's outstanding common stock upon certain changes of control and clarify our rights in each of our management agreements to prevent either a sale of the hotel to our major competitors or specified changes in control of Host Marriott involving our major competitors.

Although we cannot assure you that these negotiations will be successful, that the changes will be substantially as we have described above, or that the consents necessary to implement these changes will be obtained, the negotiations and documentation have proceeded throughout the second quarter and we anticipate that the modifications will be completed during the third quarter. The monetary effect of the anticipated changes will depend on future events such as the operating results of the hotels. We do not expect these modifications to have a material financial impact on us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 28, 2001.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Incorporated by reference to the description of legal proceedings in the "Contingencies" footnote in the financial statements set forth in Part I, "Financial Information".

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 3, 2002. The shareholders (1) re-elected directors J.W. Marriott, Jr., Ann M. Fudge and William J. Shaw to terms of office expiring at the 2005 Annual Meeting of Shareholders (and voted for the re-election of W. Mitt Romney who resigned as director on April 26, 2002 after shareholder ballots had been mailed); (2) ratified the restatement of the Marriott International, Inc. 1998 Comprehensive Stock and Cash Incentive Plan including an increase of 9 million shares of Class A Common Stock authorized for issuance; (3) defeated a shareholder proposal to adopt cumulative voting for the election of directors; (4) defeated a shareholder proposal to set a goal of establishing a Board with at least two-thirds of its members being "independent directors" as defined in the shareholder proposal; (5) defeated a shareholder proposal to adopt a policy that provides for a transition to a Board Nominating and Corporate Governance Committee composed entirely of "independent directors" as defined in the shareholder proposal; (6) defeated a shareholder proposal to create a committee of independent directors to prepare a report describing the risks to shareholders of operating and/or franchising hotels in Myanmar; (7) defeated a shareholder proposal to adopt, implement and enforce a workforce code of conduct based on the International Labor Organization's conventions on workplace human rights; and (8) defeated a shareholder proposal to adopt a policy that in the future independent accountants will provide only audit services to the Company and no other services. The following table sets forth the votes cast with respect to each of these matters.

----------------------------------------------------------------------------------------------------
                 MATTER                        FOR           AGAINST        WITHHELD      ABSTAIN
----------------------------------------------------------------------------------------------------
Re-election of J.W. Marriott, Jr.         2,061,956,106                     6,911,800
----------------------------------------------------------------------------------------------------
Re-election of Ann M. Fudge               2,050,629,016                    18,238,890
----------------------------------------------------------------------------------------------------
Re-election of William J. Shaw            2,061,714,176                     7,153,730
----------------------------------------------------------------------------------------------------
Re-election of W. Mitt Romney             2,051,450,586                    17,417,320
----------------------------------------------------------------------------------------------------
Ratification of the reinstatement of
the 1998 Comprehensive Stock and
Cash Incentive Plan                       1,534,795,850     526,798,902                   7,280,550
----------------------------------------------------------------------------------------------------
Shareholder proposal on cumulative
voting                                      383,991,660   1,477,079,202                  13,018,240
----------------------------------------------------------------------------------------------------
Shareholder proposal on Board of
Directors composition                       236,930,810   1,624,136,672                  13,021,620
----------------------------------------------------------------------------------------------------
Shareholder proposal on composition of
Nominating and Corporate
Governance Committee                        264,964,200   1,593,822,802                  15,302,100
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
            MATTER                            FOR           AGAINST         WITHHELD      ABSTAIN
----------------------------------------------------------------------------------------------------
Shareholder proposal on Myanmar            73,134,120     1,750,542,272                  50,412,710
----------------------------------------------------------------------------------------------------
Shareholder proposal on workforce code
of conduct                                259,195,170     1,551,567,942                  63,325,990
----------------------------------------------------------------------------------------------------
Shareholder proposal on independent
accountant services                       553,396,892     1,301,104,230                  19,587,980
----------------------------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit No.         Description


       12                  Statement of Computation of Ratio of Earnings to
                           Fixed Charges

       99                  Forward-Looking Statements


(b)    Reports on Form 8-K

       On May 3, 2002, we filed a report on Form 8-K announcing that our Board of Directors had appointed Ernst & Young LLP as the Company's independent auditor for 2002, replacing Arthur Andersen LLP.

       On May 10, 2002, we filed a report on Form 8-K announcing that we had repurchased for cash approximately $400 million aggregate principal amount at maturity of Liquid Yield Option Notes due 2021.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              MARRIOTT INTERNATIONAL, INC.

                                              18th day of July, 2002


                                              /s/ Arne M. Sorenson
                                              ------------------------------
                                              Arne M. Sorenson
                                              Executive Vice President and
                                              Chief Financial Officer


                                              /s/ Michael J. Green
                                              ------------------------------
                                              Michael J. Green
                                              Vice President, Finance and
                                              Principal Accounting Officer