Form 10-Q
period 2002-09-06
MARRIOTT INTERNATIONAL INC /MD/
filed 2002-10-10
CIK 1048286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 6, 2002	Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.

Delaware	52-2055918
(State of Incorporation)	(I.R.S. Employer Identification Number)

10400 Fernwood Road
Bethesda, Maryland 20817
(301) 380-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

Class	Shares outstanding at September 27, 2002
Class A Common Stock, $0.01 par value	237,769,840

MARRIOTT INTERNATIONAL, INC.

Forward-Looking Statements

We have made forward-looking statements in this document that are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations and statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions.

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

•	competition in each of our business segments;

•	business strategies and their intended results;

•	the balance between supply of and demand for hotel rooms, timeshare units, senior living accommodations and corporate apartments;

•	our continued ability to obtain new operating contracts and franchise agreements;

•	our ability to develop and maintain positive relations with current and potential hotel and senior living community owners;

•	our ability to obtain adequate property and liability insurance to protect against losses or to obtain such insurance at reasonable rates;

•
the effect of international, national and regional economic conditions, including the duration and severity of the current economic downturn in the United States and the pace of the lodging industry’s recovery in the aftermath of the terrorist attacks on September 11, 2001;

•	our ability to recover loan and guaranty advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise;

•	the availability of capital to allow us and potential hotel owners to fund investments;

•	the effect that internet reservation channels may have on the rates that we are able to charge for hotel rooms and timeshare intervals;

•	the anticipated time-frame for exiting our distribution services business and the terms, conditions and results of the exit; and

•	other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC).

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Twelve weeks ended		Thirty-six weeks ended
	September 6, 2002	September 7, 2001	September 6, 2002	September 7, 2001
SALES
Management and franchise fees	$170	$187	$552	$618
Distribution services	351	385	1,102	1,143
Other	557	521	1,588	1,519

	1,078	1,093	3,242	3,280
Other revenues from managed and franchised properties	1,376	1,280	4,162	4,004

	2,454	2,373	7,404	7,284

OPERATING COSTS AND EXPENSES
Distribution services	385	384	1,144	1,137
Other	582	531	1,688	1,500

	967	915	2,832	2,637
Other costs from managed and franchised properties	1,376	1,280	4,162	4,004

	2,343	2,195	6,994	6,641

	111	178	410	643
Corporate expenses	(25)	(13)	(77)	(72)
Interest expense	(19)	(26)	(59)	(75)
Interest income	28	23	75	59

INCOME BEFORE INCOME TAXES	95	162	349	555
Benefit (provision) for income taxes	8	(61)	(35)	(203)

NET INCOME	$103	$101	$314	$352

DIVIDENDS DECLARED PER SHARE	$.07	$.065	$.205	$.19

EARNINGS PER SHARE
Basic Earnings Per Share	$.43	$.41	$1.30	$1.44

Diluted Earnings Per Share	$.41	$.39	$1.23	$1.36

See notes to condensed consolidated financial statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
($ in millions)

	September 6, 2002	December 28, 2001
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$311	$817
Accounts and notes receivable	620	611
Inventory	86	96
Other	477	606

	1,494	2,130
Property and equipment	2,908	2,930
Goodwill	1,092	1,092
Other intangibles	481	672
Investments in affiliates	1,136	823
Notes and other receivables	974	1,038
Other	409	422

	$8,494	$9,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$647	$697
Other	1,220	1,105

	1,867	1,802

Long-term debt	1,747	2,408
Other long-term liabilities	1,056	1,012
Convertible debt	61	407

	2,864	3,827

Shareholders’ equity
Class A common stock, 255.6 million shares issued	3	3
Additional paid-in capital	3,174	3,378
Retained earnings	1,184	941
Unearned ESOP shares	—	(291)
Treasury stock, at cost	(555)	(503)
Accumulated other comprehensive loss	(43)	(50)

	3,763	3,478

	$8,494	$9,107

See notes to condensed consolidated financial statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
($ in millions)
(Unaudited)

	Thirty-six weeks ended
	September 6, 2002	September 7, 2001
OPERATING ACTIVITIES
Net income	$314	$352
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	128	147
Income taxes and other	90	151
Timeshare activity, net	(104)	(218)
Working capital changes	35	16

Cash provided by operations	463	448

INVESTING ACTIVITIES
Dispositions	513	508
Capital expenditures	(222)	(360)
Note advances	(94)	(147)
Note collections and sales	61	42
Other	(65)	(169)

Cash provided by (used in) investing activities	193	(126)

FINANCING ACTIVITIES
Commercial paper activity, net	248	(423)
(Repayment) Issuance of convertible debt	(347)	405
Issuance of other long-term debt	21	316
Repayment of other long-term debt	(932)	(13)
Issuance of Class A common stock	28	69
Dividends paid	(49)	(45)
Purchase of treasury stock	(131)	(91)

Cash (used in) provided by financing activities	(1,162)	218

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(506)	540
CASH AND EQUIVALENTS, beginning of period	817	334

CASH AND EQUIVALENTS, end of period	$311	$874

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

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2001. Certain terms not otherwise defined in this quarterly report have the meanings in our Annual Report.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of sales and expenses during the reporting period, and the possible outcomes of contingencies liabilities. Accordingly, ultimate results could differ from those estimates.

In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 6, 2002 and December 28, 2001, the results of operations for the twelve and thirty-six weeks ended September 6, 2002 and September 7, 2001 and cash flows for the thirty-six weeks ended September 6, 2002 and September 7, 2001. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities included in these financial statements.

Revenue Recognition

Our sales include (1) management and franchise fees, (2) sales from our distribution services business, (3) sales from lodging properties and senior living communities owned or leased by us, and sales made by our other businesses, and (4) certain other revenues from properties franchised or managed by us. Management fees comprise a base fee, which is a percentage of the revenues of hotels or senior living communities, and an incentive fee, which is generally based on unit profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Other revenues from managed and franchised properties include direct and indirect costs that are reimbursed to us by lodging and senior living community owners for properties that we manage or franchise. Other revenues include revenues from hotel properties and senior living communities that we own or lease, along with sales from our timeshare, ExecuStay and Synthetic Fuel businesses.

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Management Fees:    We recognize base fees as revenue when earned in accordance with the contract. In interim periods and at year end we recognize incentive fees that would be due as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us. For the thirty-six weeks ended September 6, 2002 retention of $109 million of the incentive management fees is dependent on achieving contractually specified levels of hotel profitability for the balance of the year.

Distribution Services:    We recognize revenue from our distribution services business when goods have been shipped and title passes to the customer in accordance with the terms of the applicable distribution contract.

Timeshare:    We recognize revenue from timeshare interest sales in accordance with Statement of Financial Accounting Standards (FAS) No. 66, “Accounting for Sales of Real Estate.” We recognize sales when a minimum of 10 percent of the purchase price for the timeshare interval has been received, the period of cancellation with refund has expired, we deem the receivables collectible and have attained certain minimum sales and construction levels. For sales that do not meet these criteria, we defer all revenue using the deposit method.

Owned and Leased Units:    We recognize room sales and revenues from guest services for our owned and leased units, including ExecuStay, when rooms are occupied and services have been rendered.

Franchise Revenue:    We recognize franchise fee revenues in accordance with FAS No. 45, “Accounting for Franchise Fee Revenue.” We recognize franchise fees as revenue in each accounting period as fees are earned and become receivable from the franchisee.

Other Revenues from Managed and Franchised Properties:    We recognize other revenues from managed and franchised properties when we incur the related reimbursable costs.

Synthetic Fuel:    We recognize revenue from our Synthetic Fuel business when the synthetic fuel is produced and sold.

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables show the sales, operating costs and expenses we recognized during the twelve and thirty-six weeks ended September 6, 2002 and September 7, 2001. Lodging includes our Full-Service, Select-Service, Extended-Stay, and Timeshare business segments.

	Twelve weeks ended September 6, 2002
	Lodging	Senior Living Services	Distribution Services	Synthetic Fuel	Total
($ in millions)
Sales
Management and franchise fees	$162	$8	$—	$—	$170
Other	425	77	351	55	908

	587	85	351	55	1,078
Other revenues from managed and franchised properties	1,282	94	—	—	1,376

	1,869	179	351	55	2,454

Operating costs and expenses
Operating costs	427	68	385	87	967
Other costs from managed and franchised properties	1,282	94	—	—	1,376

	1,709	162	385	87	2,343

Segment financial results	$160	$17	$(34)	$(32)	$111

	Twelve weeks ended September 7, 2001
	Lodging	Senior Living Services	Distribution Services	Synthetic Fuel	Total
($ in millions)
Sales
Management and franchise fees	$179	$8	$—	$—	$187
Other	447	74	385	—	906

	626	82	385	—	1,093
Other revenues from managed and franchised properties	1,197	83	—	—	1,280

	1,823	165	385	—	2,373

Operating costs and expenses
Operating costs	452	79	384	—	915
Other costs from managed and franchised properties	1,197	83	—	—	1,280

	1,649	162	384	—	2,195

Segment financial results	$174	$3	$1	$—	$178

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Thirty-six weeks ended September 6, 2002
	Lodging	Senior Living Services	Distribution Services	Synthetic Fuel	Total
($ in millions)
Sales
Management and franchise fees	$527	$25	$—	$—	$552
Other	1,239	236	1,102	113	2,690

	1,766	261	1,102	113	3,242
Other revenues from managed and franchised properties	3,887	275	—	—	4,162

	5,653	536	1,102	113	7,404

Operating costs and expenses
Operating costs	1,261	233	1,144	194	2,832
Other costs from managed and franchised properties	3,887	275	—	—	4,162

	5,148	508	1,144	194	6,994

Segment financial results	$505	$28	$(42)	$(81)	$410

	Thirty-six weeks ended September 7, 2001
	Lodging	Senior Living Services	Distribution Services	Synthetic Fuel	Total
($ in millions)
Sales
Management and franchise fees	$594	$24	$—	$—	$618
Other	1,294	225	1,143	—	2,662

	1,888	249	1,143	—	3,280
Other revenues from managed and franchised properties	3,759	245	—	—	4,004

	5,647	494	1,143	—	7,284

Operating costs and expenses
Operating costs	1,260	240	1,137	—	2,637
Other costs from managed and franchised properties	3,759	245	—	—	4,004

	5,019	485	1,137	—	6,641

Segment financial results	$628	$9	$6	$—	$643

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.    Earnings Per Share

The following table reconciles the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

	Twelve weeks ended		Thirty-six weeks ended
	September 6, 2002	September 7, 2001	September 6, 2002	September 7, 2001
Computation of Basic Earnings Per Share
Net income	$103	$101	$314	$352
Weighted average shares outstanding	240.9	244.8	241.9	244.1

Basic Earnings Per Share	$.43	$.41	$1.30	$1.44

Computation of Diluted Earnings Per Share
Net income	$103	$101	$314	$352
After-tax interest expense on convertible debt	—	2	4	3

Net income for diluted earnings per share	$103	$103	$318	$355

Weighted average shares outstanding	240.9	244.8	241.9	244.1

Effect of Dilutive Securities
Employee stock purchase plan	—	—	0.1	0.1
Employee stock option plan	5.3	8.3	7.1	8.5
Deferred stock incentive plan	5.0	5.3	4.9	5.3
Convertible debt	0.9	6.4	3.8	3.1

Shares for diluted earnings per share	252.1	264.8	257.8	261.1

Diluted Earnings Per Share	$.41	$.39	$1.23	$1.36

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We use the if-converted method for convertible debt. The calculations of diluted earnings per share exclude the following options because the inclusion would have an antidilutive impact for the applicable period: (a) for the twelve week and thirty-six week periods ended September 6, 2002, 7.4 million and 6.0 million options, respectively, and (b) 4.9 million options for the thirty-six week period ended September 7, 2001.

3.    Marriott Rewards

We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligations. We recognize the component of revenue from program partners that corresponds to program maintenance services

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred, and recognize the corresponding expense relating to the cost of the awards redeemed. The liability for the Marriott Rewards program was $688 million at September 6, 2002 and $631 million at December 28, 2001, of which $437 million and $380 million, respectively, are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

4.    Dispositions

In the third quarter of 2002, we sold our interest in a hotel and residential project under development for a total of approximately $190 million. The hotel was sold without continuing operating or branding agreements with Marriott. We recognized approximately $5 million of the pretax gain in the third quarter of 2002 and will recognize the remaining balance of approximately $50 million in future years provided certain contingencies in the sales contract expire.

In the third quarter of 2002, we also sold one property to a third party for $37 million and three parcels of land to other third parties for $6 million, which generated a pretax gain of approximately $1 million. The sale of the property was subject to an operating lease with an entity in which we have a non-controlling equity interest. The sales were accounted for under the full accrual method in accordance with FAS No. 66. The gain related to the property will be recognized in future years, provided certain contingencies in the sales contract expire.

In the second quarter of 2002, we sold two lodging properties and one piece of undeveloped land for $148 million. We will continue to operate the two hotels under long-term management agreements. We accounted for one of these sales under the full accrual method in accordance with FAS No. 66 and for the other under the cost recovery method because the buyer did not make an adequate minimum initial investment. The sale of the property accounted for under the cost recovery method was to a joint venture in which we have a non-controlling equity interest.

In the second quarter of 2002, we sold five senior living communities for $59 million. We continue to operate the communities under long-term management agreements. We account for these sales under the full accrual method in accordance with FAS No. 66. We will recognize pretax gains of approximately $6 million provided certain contingencies in the sales contract expire.

In the first quarter of 2002, we closed on sales of four hotels for cash proceeds of $97 million, resulting in gains of $13 million. We have deferred gains which will be recognized if and when certain contingencies in the sales contracts expire. We continue to operate the hotels under long-term management agreements.

5.    Comprehensive Income

Total comprehensive income was $103 million for both the twelve weeks ended September 6, 2002 and September 7, 2001 and $321 million and $337 million, respectively, for the thirty-six weeks ended September 6, 2002 and September 7, 2001. The principal difference between net income and total comprehensive income for the applicable 2002 and 2001 periods relates to foreign currency translation adjustments.

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.    New Accounting Standards

In the first quarter of 2002, we adopted FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This adoption of FAS No. 144 had no impact on the Company.

We adopted FAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2002. The new rules require that goodwill is not amortized, but is reviewed annually for impairment. This adoption resulted in an increase in net income of approximately $7 million for the twelve weeks ended September 6, 2002 and $22 million for the thirty-six weeks ended September 6, 2002. We completed our testing of goodwill for impairment and have determined that no impairment exists upon initial adoption of FAS No. 142.

The following table presents the impact of the adoption of FAS No. 142 on our net income, basic earnings per share, and diluted earnings per share for the twelve and thirty-six weeks ended September 6, 2002 and September 7, 2001, as if the adoption had taken place in the first quarter of 2001 (in millions, except per share amounts):

	Twelve weeks ended		Thirty-six weeks ended
	September 6, 2002	September 7, 2001	September 6, 2002	September 7, 2001
Reported net income	$103	$101	$314	$352
Goodwill amortization	—	7	—	22

Adjusted net income	$103	$108	$314	$374

Reported basic earnings per share	$.43	$.41	$1.30	$1.44
Goodwill amortization	—	.03	—	.09

Adjusted basic earnings per share	$.43	$.44	$1.30	$1.53

Reported diluted earnings per share	$.41	$.39	$1.23	$1.36
Goodwill amortization	—	.03	—	.09

Adjusted diluted earnings per share	$.41	$.42	$1.23	$1.45

7.    Business Segments

We are a diversified hospitality company with operations in seven business segments:

•	Full-Service Lodging, which includes Marriott Hotels, Resorts and Suites; The Ritz-Carlton Hotels; Renaissance Hotels, Resorts and Suites; Ramada International; and Marriott Executive Apartments;

•	Select-Service Lodging, which includes Courtyard; Fairfield Inn and SpringHill Suites;

•	Extended-Stay Lodging, which includes Residence Inn; TownePlace Suites and Marriott ExecuStay;

•
Timeshare, which includes the operation, ownership, development and marketing of timeshare properties under the Marriott Vacation Club International; The Ritz-Carlton Club; Horizons; and Marriott Grand Residence Club brands;

•	Senior Living Services, which includes the operation, ownership and development of senior living communities;

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	Distribution Services, which includes our wholesale food distribution business; and

•
Synthetic Fuel, which includes the operation of our coal-based synthetic fuel production facilities. Our Synthetic Fuel business generated a tax benefit of $11 million and tax credits of $43 million in the twelve weeks ended September 6, 2002 and a tax benefit of $28 million and tax credits of $91 million in the thirty-six weeks ended September 6, 2002.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, interest income, or income taxes.

We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels, and the regulatory business environment of the brands and operations within each segment.

	Twelve weeks ended		Thirty-six weeks ended
	September 6, 2002	September 7, 2001	September 6, 2002	September 7, 2001
	($ in millions)

Sales
Full-Service	$1,194	$1,170	$3,714	$3,779
Select-Service	231	209	676	645
Extended-Stay	147	158	416	459
Timeshare	297	286	847	764

Total Lodging	1,869	1,823	5,653	5,647
Senior Living Services	179	165	536	494
Distribution Services	351	385	1,102	1,143
Synthetic Fuel	55	—	113	—

	$2,454	$2,373	$7,404	$7,284

Segment Financial Results
Full-Service	$76	$70	$265	$314
Select-Service	27	45	95	133
Extended-Stay	17	21	35	61
Timeshare	40	38	110	120

Total Lodging	160	174	505	628
Senior Living Services	17	3	28	9
Distribution Services	(34)	1	(42)	6
Synthetic Fuel	(32)	—	(81)	—

	$111	$178	$410	$643

Sales from Distribution Services exclude sales (made at market terms and conditions) to our other business segments of $24 million and $37 million for the twelve weeks ended September 6, 2002 and September 7, 2001, respectively, and $77 million and $117 million for the thirty-six weeks ended September 6, 2002 and September 7, 2001, respectively.

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity Method Investments.     The majority of our equity method investments are investments in entities that own lodging properties. Results for Full-Service equity method investments included a loss of $11 million in 2001, income of $2 million in 2000 and income of $1 million in 1999. We recognized income of $5 million in 2001 and a loss of $1 million in 2000 from Select-Service equity method investments. We recognized a loss of $1 million in 2001 from Timeshare equity method investments. Losses related to our corporate investments in Avendra LLC, a procurement services affiliate, and our investment in affordable housing were $7 million in 2001. We recognized losses of $7 million in each of 2000 and 1999 for our investment in affordable housing.

For the thirty-six weeks ended September 6, 2002, results for Full-Service equity method investments reflected income of $6 million, including income recognized from our ownership interest in the Marriott and Cendant joint venture. We recognized losses of $5 million from Select-Service equity method investments, losses of $2 million from Timeshare equity method investments, and losses from corporate equity method investments of $1 million in the thirty-six weeks ended September 6, 2002.

The substantial majority of revenues that we recognized from unconsolidated affiliates is from our minority interests in entities which own certain of our hotels. We recognized base and incentive fee revenues from our unconsolidated affiliates of $71 million, $53 million, and $26 million, respectively, in 2001, 2000, and 1999. Revenues related to reimbursable costs for these investments were $849 million, $358 million, and $162 million, respectively, in 2001, 2000, and 1999. Included in these amounts were revenues for management fees and reimbursable costs from Senior Living Services investments of $5 million for each of 2001, 2000, and 1999.

Debt service on our mezzanine loan to the Courtyard Joint Venture is current. The proceeds of the mezzanine loan have not been, and will not be used to pay our management fees, debt service, or land rent income. All management fees relating to the underlying hotels that we recognize in income are paid to us in cash by the Courtyard Joint Venture. In the thirty-six weeks ended September 6, 2002, we recognized $4 million of equity losses arising from our ownership interest in the Courtyard Joint Venture.

8.    Contingencies

We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees totaled $589 million at September 6, 2002, including guarantees involv ing major customers. In addition, we have made a physical completion guarantee relating to one hotel property with minimal expected funding. As of September 6, 2002, we had extended approximately $576 million of loan commitments to owners of lodging properties and senior living communities under which we expect to fund approximately $80 million by January 3, 2003, and $236 million in total.

Letters of credit outstanding on our behalf at September 6, 2002 totaled $94 million, the majority of which related to our self-insurance programs. At September 6, 2002, we had repurchase obligations of $68 million related to notes receivable from timeshare interval purchasers, which have been sold with limited recourse. Surety bonds issued on our behalf as of September 6, 2002 totaled $487 million, the majority of which were requested by federal, state,

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

or local governments related to our timeshare and lodging operations and self-insurance programs.

Third-parties have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $57 million.

Green Isle litigation.    On March 30, 2001, Green Isle Partners, Ltd., S.E. (Green Isle) filed a complaint in Federal District Court in Delaware against us (including several of our subsidiaries) and Avendra LLC. We manage The Ritz-Carlton San Juan Hotel, Spa and Casino (the Hotel) located in San Juan, Puerto Rico under an operating agreement with Green Isle dated December 15, 1995 (the Operating Agreement).

The claim asserted 11 causes of action: three Racketeer Influenced and Corrupt Organizations Act (RICO) claims, together with claims based on the Robinson-Patman Act, breach of contract, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of implied duties of good faith and fair dealing, common law fraud and intentional misrepresentation, negligent misrepresentation, and fiduciary accounting. It includes allegations of: (i) national, non-competitive contracts and attendant kick-back schemes; (ii) concealing transactions with affiliates; (iii) false entries in the books and manipulation of accounts payable and receivable; (iv) excessive compensation schemes and fraudulent expense accounts; (v) charges of prohibited overhead costs to the project; (vi) charges of prohibited procurement costs; (vii) inflation of Group Service Expense; (viii) the use of prohibited or falsified revenues; (ix) attempts to oust Green Isle from ownership; (x) creating a financial crisis and then attempting to exploit it by seeking an economically oppressive contract in connection with a loan; (xi) providing incorrect cash flow figures and failing appropriately to reveal and explain revised cash flow figures.

The complaint sought as damages the $140 million which Green Isle claims to have invested in the hotel (which includes $85 million in third party debt), which the plaintiffs sought to treble to $420 million under RICO and the Robinson-Patman Act. The complaint did not request termination of the Operating Agreement.

On May 25, 2001, we moved to dismiss the complaint or, alternatively, to stay or transfer. On June 25, 2001, Green Isle filed its Chapter 11 Bankruptcy Petition in the Southern District of Florida. In that proceeding the bankruptcy court denied Green Isle’s motion to reject the Ritz-Carlton operating agreement without prejudice. On November 11, 2001, the Delaware district court granted defendants’ motion to transfer and subsequently did transfer the matter to the United States District Court for the district of Puerto Rico. On October 7, 2002, the claims made against us were dismissed with prejudice by the United States District Court of Puerto Rico, meaning that the claims may not be refiled or pursued elsewhere. We expect to move in the bankruptcy proceeding to dismiss the parallel claim based on the dismissal with prejudice in federal court. The outcome of the bankruptcy proceedings is unknown at this time.

CTF/HPI arbitration and litigation.    On April 8, 2002, we initiated an arbitration proceeding against CTF Hotel Holdings, Inc. (CTF) and its affiliate, Hotel Property Investments (B.V.I.) Ltd. (HPI), in connection with a dispute over procurement issues for certain Renaissance hotels and resorts that we manage for CTF and HPI. On April 12, 2002, CTF filed a lawsuit in U.S. District Court in Delaware against us and Avendra LLC, alleging that, in connection with

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

procurement at 20 of those hotels, we engaged in improper acts of self-dealing, and claiming breach of fiduciary, contractual and other duties; fraud; misrepresentation; and violations of the RICO and the Robinson-Patman Acts. CTF also claims that Marriott breached an agreement relating to CTF’s right to conduct an audit of certain aspects relating to the management of these hotels. CTF seeks various remedies, including a stay of the arbitration proceedings against CTF and unspecified actual, treble and punitive damages. We subsequently amended our arbitration demand to incorporate all of the issues in the CTF lawsuit. On May 22, 2002 the district court enjoined the arbitration with respect to CTF, but granted our request to stay the court proceedings pending the resolution of the arbitration with respect to HPI. Both parties have appealed this ruling. The appellate court has directed that the parties engage in mediation on the appeal, which is scheduled for December 6, 2002. No date has been set for the arbitration between Marriott and HPI.

In Town Hotels litigation.    On May 23, 2002 In Town Hotels filed suit against us in U.S. District Court in the Southern District of West Virginia and subsequently filed an amended complaint on August 26, 2002, to include Avendra LLC alleging that, in connection with the management, procurement and rebates related to the Charleston, West Virginia Marriott, we misused confidential information related to the hotel, improperly allocated corporate overhead to the hotel, engaged in improper self dealing with regard to procurement and rebates, failed to disclose information related to the above to In Town Hotels, and breached obligations owed to In Town Hotels by refusing to replace the hotel’s general manager and opening two additional hotel properties in the Charleston area, and claiming breach of contract, breach of implied duties of good faith and fair dealing, breach of fiduciary duty, conversion, violation of the West Virginia Unfair Trade Practices Act, fraud, misrepresentation, negligence, violations of the Robinson-Patman Act, and other related causes of action. In Town Hotels seeks various remedies, including unspecified compensatory and exemplary damages, return of $18.5 million in management fees, and declaratory judgment terminating the management agreement.

Flatley litigation.    In response to demands by John J. Flatley and Gregory Stoyle, as purported agents for The 1993 Flatley Family Trust (collectively, “Flatley”) to convert the management agreement for the Boston Marriott Quincy Hotel between Flatley and us to a franchise agreement and threats by Flatley to sue to terminate the management agreement, on August 1, 2002, we filed a suit against Flatley in the U.S. District Court, District of Maryland, Southern Division, seeking a declaratory judgment that we were not in breach of the management agreement, and claiming breach of contract, breach of the duty of good faith and fair dealing, and violation of the Massachusetts Unfair Business Practices Act by Flatley, and seeking unspecified compensatory and exemplary damages. On August 5, 2002, Flatley and the Crown Hotel Nominee Trust (Crown) filed a countersuit against the above named defendants in the U.S. District Court, District of Massachusetts, alleging that we and Avendra LLC, in connection with the management, procurement and rebates related to the hotel, engaged in improper acts of self dealing and claiming breach of contract, breach of the duty of good faith and fair dealing, violation of the Massachusetts Unfair Business Practices Act, tortious interference with contract, breach of fiduciary duty, misrepresentation, negligence, fraud, violations of the Robinson-Patman Act and other related causes of action. Flatley and Crown seek various remedies, including unspecified compensatory and exemplary damages, and declaratory judgment terminating the management agreement.

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Strategic Hotel litigation.    On August 20, 2002, several direct or indirect subsidiaries of Strategic Hotel Capital, L.L.C. (“Strategic”) filed suit against us in the Superior Court of Los Angeles County, California in connection with a dispute related to the management, procurement and rebates related to three hotels owned by Strategic in California that we manage, alleging that we misused confidential information related to the hotels, improperly allocated corporate overhead to the hotels, engaged in improper self dealing with regard to procurement and rebates, and failed to disclose information related to the above to Strategic, and claiming breach of contract, breach of the implied duty of good faith and fair dealing, breach of fiduciary duty, unfair and deceptive business practices and unfair competition, and other related causes of action. Strategic seeks various remedies, including unspecified compensatory and exemplary damages, and declaratory judgment terminating the management agreements. On August 20, 2002, we filed a cross complaint against Strategic alleging a breach of Strategic’s covenant not to sue, a breach of the covenant of good faith and fair dealing, breach of an agreement to arbitrate, and a breach of the California Unfair Competition Statute.

We believe that each of the foregoing lawsuits against us is without merit, and we intend to vigorously defend against the claims being made against us. However, we cannot assure you as to the outcome of any of these lawsuits nor can we currently estimate the range of potential losses to the Company.

Unrelated to the lawsuits referenced above, in the second quarter of 2002, we recognized a charge of $7 million in connection with a lawsuit involving the sale of a hotel previously managed by us.

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

The remaining LYONs are convertible into approximately 0.9 million shares of our Class A Common Stock, have a face value of $70 million and carry a yield to maturity of 0.75 percent. We may not redeem the LYONs prior to May 8, 2004. We may at the option of the holders be required to purchase the LYONs at their accreted value on May 8 of each of 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A Common Stock.

We amortized the issuance costs of the LYONs into interest expense over the one-year period ended May 8, 2002. We classify LYONs as long-term based on our ability and intent to refinance the obligation with long-term debt if we are required to repurchase the LYONs.

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.   Marriott and Cendant Corporation Joint Venture

In the first quarter of 2002, Marriott and Cendant Corporation (Cendant) completed the formation of a joint venture to further develop and expand the Ramada and Days Inn brands in the United States. We contributed the domestic Ramada license agreements and related intellectual property to the joint venture at their carrying value of approximately $200 million. We also contributed a $205 million note receivable from us and the joint venture assumed a $205 million note payable to us, which eliminate upon consolidation. Cendant contributed the Days Inn license agreement and related intellectual property with a fair value of approximately $205 million. We each own approximately 50 percent of the joint venture, with Cendant having the slightly larger interest. We account for our interest in the joint venture using the equity method. The joint venture can be dissolved at any time with the consent of both members and is scheduled to terminate in March 2012. In the event of dissolution, the joint venture’s assets will generally be distributed in accordance with each member’s capital account. In addition, during certain periods of time commencing in March 2004, first Cendant and later Marriott will have a brief opportunity to cause a mandatory redemption of Marriott’s joint venture equity.

11.   Restructuring Costs and Other Charges

In 2001, we experienced a significant decline in demand for hotel rooms in the aftermath of the September 11, 2001 attacks on New York and Washington and the subsequent dramatic downturn in the economy. This decline resulted in reduced management and franchise fees, cancellation of development projects, and anticipated losses under guarantees and loans. We responded by implementing certain companywide cost-saving measures. As a result of our restructuring plan, in the fourth quarter of 2001, we recorded pretax restructuring costs of $124 million, including (1) $16 million in severance costs; (2) $20 million, primarily associated with a loss on a sublease of excess space arising from the reduction in personnel; (3) $28 million related to the write-off of capitalized costs relating to development projects no longer deemed viable; and (4) $60 million related to the write-down of the Village Oaks brand of companion-style senior living communities, which were classified as held for sale at December 28, 2001, to their estimated fair value. (See Subsequent Events footnote). We also incurred $147 million of other charges including (1) $85 million related to reserves for guarantees and loan losses; (2) $17 million related to accounts receivable reserves; (3) $13 million related to the write-down of properties held for sale; and (4) $32 million related to the impairment of technology related investments and other write-offs.

The following table summarizes our remaining restructuring liability ($ in millions):

	Restructuring costs and other charges liability at September 6, 2002	Restructuring costs and other charges liability at December 28, 2001
Severance	$3	$8
Facilities exit costs	13	18

Total restructuring costs	16	26
Reserves for guarantees	23	33
Other	—	1

Total	$39	$60

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.   Assets Held for Sale

Other current assets at September 6, 2002 and December 28, 2001 includes $164 million and $324 million, respectively, of assets held for sale. At September 6, 2002, assets held for sale consisted of $156 million of property, plant and equipment and $8 million of other related assets. Other liabilities at September 6, 2002 and December 28, 2001 include $3 million and $8 million, respectively, related to assets held for sale. (See Subsequent Events footnote).

13.   Distribution Services

In the third quarter of 2002, we completed a previously announced strategic review of the distribution services business and decided to exit the business, with an anticipated completion around the end of 2002. We expect the exit will take place through a combination of sale or transfer of some facilities, abandonment of other facilities and other suitable arrangements. In the twelve weeks ended September 6, 2002, we recognized a charge of approximately $30 million in connection with the decision to exit the distribution services business and sale of certain assets. The charge includes: (1) $25 million related to equipment and facilities leases; (2) $3 million related to the adjustment of the depreciable lives of fixed assets to net realizable values over expected useful lives; and (3) $2 million of other associated charges. We expect to incur other material charges in connection with exiting the business, but we currently are unable to estimate their magnitude.

14.    Subsequent Events

Interval International.    Subsequent to the end of the quarter, we sold our 11 percent investment in Interval International, a timeshare exchange company, for approximately $63 million. The transaction resulted in a gain of approximately $44 million, which will be recognized in the fourth quarter of 2002.

Village Oaks.    On October 1, 2002, we completed the sale of 24 Village Oaks senior living communities, which we wrote down to their estimated fair value in the fourth quarter of 2001. We adjusted the carrying amount of the assets at September 6, 2002 to reflect the sales price of $62 million. The adjustment increased the prior carrying amount by $11 million, which was reflected in the income statement for the quarter ended September 6, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the twelve and thirty-six weeks ended September 6, 2002 and September 7, 2001. Revenue per available room (REVPAR) is calculated by dividing room sales for comparable properties by room nights available to guests for the period. We consider REVPAR to be a meaningful indicator of our performance because it measures the period over period change in room revenues for comparable properties. REVPAR may not be comparable to similarly titled measures such as revenues. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based upon U.S. properties operated by us, except that data for Fairfield Inn, TownePlace Suites and SpringHill Suites also include comparable franchised units. The inclusion of data for comparable franchised units for these three brands provides more meaningful information as these brands are predominantly franchised.

Twelve Weeks Ended September 6, 2002 Compared to Twelve Weeks Ended September 7, 2001

We reported net income of $103 million for the 2002 third quarter on sales of $2,454 million. This represents a $2 million increase in net income compared to the 2001 third quarter and a 3 percent increase in sales compared to the third quarter of 2001. Diluted earnings per share of $.41 for the quarter increased 5 percent compared to the 2001 amount. Overall, results reflected weaker hotel demand; stronger senior living results, primarily related to $11 million of pretax income associated with the sale of the Village Oaks senior living communities; and losses in our distribution services business associated with management’s decision to exit the distribution services business; largely offset by the lower tax rate associated with our Synthetic Fuel business. Systemwide sales increased to $4.8 billion.

Marriott Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported an 8 percent decrease in financial results on nearly 3 percent higher sales. Systemwide lodging sales were unchanged at $4.2 billion.

We added a total of 46 lodging properties (7,072 units) during the third quarter of 2002, and deflagged 4 properties (489 units), increasing our total properties to 2,505 (454,587 units). Properties by brand as of September 6, 2002 (excluding 5,200 rental units relating to Marriott ExecuStay) are as indicated in the following table.

	Company-operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging
Marriott Hotels, Resorts and Suites	254	110,331	185	52,199
The Ritz-Carlton Hotels	48	15,904	—	—
Renaissance Hotels, Resorts and Suites	85	32,742	38	12,254
Ramada International	4	727	139	20,167
Marriott Executive Apartments and Other	10	1,909	1	99
Select-Service Lodging
Courtyard	289	45,928	289	36,974
Fairfield Inn	2	890	498	47,081
SpringHill Suites	20	3,187	76	7,840
Extended-Stay Lodging
Residence Inn	134	18,215	277	30,315
TownePlace Suites	34	3,664	69	6,944
Timeshare
Marriott Vacation Club International	45	6,680	—	—
Horizons	2	146	—	—
The Ritz-Carlton Club	4	143	—	—
Marriott Grand Residence Club	2	248	—	—

Total	933	240,714	1,572	213,873

Across our Lodging brands, REVPAR for comparable managed U.S. properties declined by an average of 6.8 percent in the third quarter 2002. Average room rates for these hotels declined 5.1 percent and occupancy declined 1.4 percentage points. Management and franchise fees decreased 9.5 percent compared to the third quarter 2001.

Occupancy, average daily rate and REVPAR for each of our principal established brands are shown in the following table.

	Twelve weeks ended September 6, 2002	Change vs. Twelve weeks ended September 7, 2001
Marriott Hotels, Resorts and Suites
Occupancy	72.0%	-2.4	% pts.
Average daily rate	$126.21	-4.7%
REVPAR	$90.82	-7.7%

The Ritz-Carlton Hotels
Occupancy	65.8%	-1.5	% pts.
Average daily rate	$206.93	-6.7%
REVPAR	$136.10	-8.8%

Renaissance Hotels, Resorts and Suites
Occupancy	66.1%	-2.9	% pts.
Average daily rate	$120.83	-3.5%
REVPAR	$79.88	-7.5%

Courtyard
Occupancy	73.3%	-1.7	% pts.
Average daily rate	$91.95	-6.1%
REVPAR	$67.41	-8.2%

Fairfield Inn
Occupancy	73.4%	0.1	% pts.
Average daily rate	$66.51	-1.0%
REVPAR	$48.83	-0.8%

SpringHill Suites
Occupancy	69.4%	-0.8	% pts.
Average daily rate	$78.48	-1.6%
REVPAR	$54.49	-2.7%

Residence Inn
Occupancy	81.9%	0.6	% pts.
Average daily rate	$97.02	-7.6%
REVPAR	$79.46	-6.9%

TownePlace Suites
Occupancy	79.5%	1.1	% pts.
Average daily rate	$64.72	-3.3%
REVPAR	$51.43	-2.0%

Across Marriott’s domestic full-service lodging brands, REVPAR for comparable company-operated U.S. properties declined 7.2 percent. Average room rates for these hotels declined 4.6 percent and occupancy decreased 1.9 percentage points to 69.6 percent.

Our domestic select-service and extended-stay brands had average REVPAR declines of 5.0 percent, reflecting occupancy declines of 0.3 percentage points and average room rate declines of 4.6 percent.

Results for international lodging operations declined primarily due to the decrease in international travel. While demand remains soft in Europe, demand strengthened in Japan, Korea and Russia.

Timeshare. Our timeshare business reported a 5 percent increase in results, reflecting a 4 percent increase in sales and note sale gains of approximately $18 million in 2002 compared to $13 million in 2001. The results also reflect higher marketing and selling costs due to reduced closing efficiencies. At September 6, 2002, 32 resorts were in active sales and 21 resorts were sold out.

Senior Living Services (SLS) posted an 8 percent increase in sales and a $14 million increase in operating profit. The favorable results reflect an $11 million adjustment to the fair market value of the assets held for sale associated with the Village Oaks communities. In the fourth quarter of 2001, as a result of management’s plan to exit the companion living business, we reclassified the assets associated with the Village Oaks communities as assets held for sale and recorded an impairment charge of $60 million. On October 1, 2002, we sold these Village Oaks communities for $62 million. Occupancy for comparable communities was 84 percent in the quarter, stable with a year ago. As of September 6, 2002, we operated 153 facilities (26,257) units. In July 2002, we commenced a strategic review of SLS, which includes an evaluation of all alternatives, including the sale of the business or spin-off to shareholders.

Distribution Services (MDS) posted a 9 percent decline in sales in the third quarter of 2002, reflecting lower volume, partially offset by the commencement of new contracts since the third quarter of 2001, which include the distribution of higher priced, but lower margin items. The volume decline is largely attributable to the loss of one significant customer. The $34 million operating loss included a $30 million charge recorded in connection with the decision to exit the distribution services business and an overall decline in the number of cases shipped. The charge includes: (1) $25 million related to equipment and facilities leases; (2) $3 million related to the adjustment of the depreciable lives of fixed assets to net realizable values over expected useful lives; and (3) $2 million of other associated charges.

In the 2002 third quarter, we completed a previously announced strategic review of the distribution services business. We have decided to exit the distribution services business, with an anticipated completion around the end of 2002. We expect the exit will take place through a combination of sale or transfer of some facilities, abandonment of other facilities and other suitable arrangements. In addition to the $30 million charge recognized in the third quarter we expect to incur other material costs in connection with exiting the business, but we currently are unable to estimate their magnitude.

Corporate Expenses, Interest and Taxes.    Interest expense decreased $7 million reflecting lower average outstanding debt balances as well as lower interest rates. Corporate expenses increased $12 million primarily due to the $4 million gain recorded in 2001 on the sale of tax investments, and foreign exchange losses incurred in 2002. Our effective income tax rate decreased from 37.5 percent to a positive benefit of 8.4 percent due to the impact of the tax benefit and tax credits arising from our Synthetic Fuel business and the elimination of nondeductible goodwill amortization, partially offset by the 2001 sale of the affordable housing investments.

Synthetic Fuel.    In October 2001, we acquired four coal-based synthetic fuel production facilities (the Facilities) for $46 million in cash. The Synthetic Fuel produced at the Facilities qualifies for tax credits based on Section 29 of the Internal Revenue Code. Under Section 29, tax credits are not available for Synthetic Fuel produced after 2007. We began operating these Facilities in the first quarter of 2002. We anticipate that the operation of the Facilities, together with the benefit arising from the tax credits, will be significantly accretive to our net income. Although we expect that the Facilities will produce significant operating losses, we anticipate that these will be offset by the tax credits generated under Section 29, which we expect to reduce our income tax expense. In the third quarter of 2002, our Synthetic Fuel business reflected sales of $55 million and an operating loss of $32 million, resulting in a tax benefit of $11 million and tax credits of $43 million.

Thirty-Six Weeks Ended September 6, 2002 Compared to Thirty-Six Weeks Ended September 7, 2001

We reported net income of $314 million for the first three quarters of 2002 on sales of $7,404 million. This represents an 11 percent decrease in net income and a 2 percent increase in sales over the same period in 2001. Diluted earnings per share of $1.23 for the first three quarters of the year decreased 10 percent compared to 2001. The overall profit decline in 2002 is primarily due to weaker hotel results and losses in our distribution services business associated with management’s decision to exit the distribution services business, partially offset by the lower tax rate associated with our Synthetic Fuel business and stronger results associated with our Senior Living Services business segment. Senior Living Services profits included $11 million of pretax income associated with the sale of the Village Oaks communities. Systemwide sales increased to $14.4 billion.

Marriott Lodging reported a 20 percent decrease in operating profit to $505 million, on sales of $5.7 billion, which was flat with last year. Systemwide lodging sales were unchanged at $12.6 billion.

We added a total of 123 lodging properties (20,734 units) during the first thirty-six weeks of 2002, and deflagged 16 properties (2,130 units).

Across our Lodging brands, REVPAR for comparable managed U.S. properties decreased by an average of 9.2 percent in the first three quarters of 2002. Average room rates for these hotels declined 6.5 percent and occupancy declined 2.1 percentage points. Management and franchise fees decreased 11.3 percent compared to the first three quarters of 2001. Our operating results reflect the impact of a weaker economy, offset by the $19 million reduction in amortization expense resulting from our adoption of FAS No. 142 in the first quarter of 2002. The following table shows the occupancy, average daily rate and REVPAR for each of our principal established brands.

	Thirty-six weeks ended September 6, 2002	Change vs. Thirty-six weeks ended September 7, 2001
Marriott Hotels, Resorts and Suites
Occupancy	71.6%	-2.6	% pts.
Average daily rate	$136.77	-6.6%
REVPAR	$97.99	-9.9%

The Ritz-Carlton Hotels
Occupancy	68.4%	-1.5	% pts.
Average daily rate	$235.09	-8.4%
REVPAR	$160.75	-10.4%

Renaissance Hotels, Resorts and Suites
Occupancy	66.7%	-4.0	% pts.
Average daily rate	$131.53	-4.7%
REVPAR	$87.68	-10.1%

Courtyard
Occupancy	70.8%	-3.8	% pts.
Average daily rate	$95.17	-6.3%
REVPAR	$67.42	-11.1%

Fairfield Inn
Occupancy	68.1%	-0.6	% pts.
Average daily rate	$65.16	-1.3%
REVPAR	$44.38	-2.2%

SpringHill Suites
Occupancy	70.1%	1.5	% pts.
Average daily rate	$78.88	-3.7%
REVPAR	$55.32	-1.6%

Residence Inn
Occupancy	78.9%	-1.2	% pts.
Average daily rate	$98.27	-9.0%
REVPAR	$77.51	-10.4%

TownePlace Suites
Occupancy	74.8%	2.3	% pts.
Average daily rate	$63.40	-7.3%
REVPAR	$47.42	-4.3%

Across Marriott’s domestic full-service lodging brands (Marriott Hotels, Resorts and Suites; Renaissance Hotels, Resorts and Suites; and The Ritz-Carlton Hotels), REVPAR for comparable company-operated U.S. properties declined 9.3 percent during the first three quarters of 2002. Average room rates for these hotels declined 6.3 percent and occupancy decreased 2.3 percentage points to 69.0 percent.

Our domestic select-service and extended-stay brands (Fairfield Inn, Courtyard, Residence Inn, SpringHill Suites and TownePlace Suites) had average REVPAR declines of 7.0 percent, reflecting occupancy declines of 2.8 percentage points and average room rate declines of 7.3 percent.

Results for international lodging operations declined due to the impact of the decrease in international travel, partially offset by higher margins.

Our timeshare business reported a 4 percent decrease in contract sales in the first three quarters of 2002 due to the impact of the prior year acquisition of the Grand Residence Club at Lake Tahoe. Sales growth was strong at timeshare resorts in Hawaii, California and Colorado, but remained soft in Florida. Profits for the first three quarters of 2002 declined 8 percent largely due to higher product costs as a result of the acquisition of The Grand Residence Club at Lake Tahoe. Note sale gains were approximately $47 million compared to $40 million in the prior year. We sold $252 million in notes in the first three quarters of 2002 compared to $199 million in the prior year period.

Senior Living Services posted a 9 percent increase in sales and a $19 million increase in operating profit in the first three quarters of 2002. The increase in operating profit reflects $11 million in pretax income associated with the sale of the Village Oaks communities, higher per diems, recognition of a $2 million one-time payment associated with the sale of the Crestline Senior Living communities to an unaffiliated third-party, implementation of cost containment initiatives, lower depreciation expense due to the classification of the Village Oaks communities as assets held for sale and $3 million of lower amortization expense associated with our adoption of FAS No. 142 in the first quarter of 2002. These were partially offset by higher casualty insurance costs. Occupancy for comparable communities was 83.5 percent in the first three quarters of 2002, relatively stable with a year ago.

Distribution Services posted a 4 percent decrease in sales in the first three quarters of 2002, reflecting lower sales volume, partially offset by the commencement of new contracts since the comparable 2001 period, which include the distribution of higher priced, but lower margin items. Although we obtained a number of new contracts over the past year, the number of cases we shipped was down 9 percent. This volume decline is largely attributable to our loss of one significant customer. MDS reported a $42 million loss for the three quarters ended September 6, 2002, primarily as a result of the $30 million charge associated with the wind down of the distribution business. The increased proportion of lower margin business, the volume decline, and a $2 million write-off in the first quarter of 2002 of an investment in a customer contract also contributed to the loss.

Corporate Expenses, Interest and Taxes.    Interest expense decreased $16 million, reflecting lower borrowings and lower interest rates, partially offset by less capitalized interest. Corporate expenses increased $5 million, reflecting the following: (i) 2002 items, including the continued favorable impact of our cost containment initiatives, and a $7 million reserve in connection with a lawsuit involving the sale of a hotel previously managed by us, and higher foreign exchange losses; and (ii) 2001 items, including the $13 million write-off of two investments in technology partnerships, $4 million of expenses associated with the start-up of Avendra LLC, the reversal of a $10 million insurance reserve related to a lawsuit at one of our hotels, and the $11 million gain from the sale of four affordable housing investments. Our effective income tax rate decreased from 36.5 percent to 9.9 percent primarily due to the impact of the tax benefit and tax credits arising from our Synthetic Fuel business and the elimination of nondeductible goodwill amortization, partially offset by the 2001 sale of the affordable housing investments.

Synthetic Fuel.    In the first three quarters of 2002, our Synthetic Fuel business reflected sales of $113 million and an operating loss of $81 million, resulting in a tax benefit of $28 million and tax credits of $91 million.

LIQUIDITY AND CAPITAL RESOURCES

We have credit facilities which support our commercial paper program and letters of credit. At September 6, 2002, our cash balances combined with our available borrowing capacity under the credit facilities amounted to nearly $2 billion. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements. We monitor the status of the capital markets, and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We expect that part of our financing and liquidity needs will continue to be met through commercial paper borrowings and access to long-term committed credit facilities. If conditions in the lodging industry deteriorate, we may be unable to place some or all of our commercial paper, and may have to rely more on bank borrowings which may carry a higher cost than commercial paper.

We are in the process of preparing and presenting a claim with an insurance company for lost management fees from the September 11, 2001 terrorist attacks. At this stage of the claims process, the amounts that may be paid to us are not currently estimable.

Cash and equivalents totaled $311 million at September 6, 2002, a decrease of $506 million from year-end 2001, primarily resulting from the repayment of debt. Net income is stated after recording depreciation expense of $96 million and $93 million for the thirty-six weeks ended September 6, 2002 and September 7, 2001, respectively, and after amortization expense of $32 million and $54 million, respectively, for the same time periods. Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) for the thirty-six weeks ended September 6, 2002 decreased by $241 million, or 36 percent, to $536 million. Excluding the impact of our Synthetic Fuel business, EBITDA would have decreased by $165 million, or 21 percent, to $612 million. EBITDA is an indicator of operating performance, which can be used to measure our ability to service debt, fund capital expenditures and expand our business. EBITDA, however is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by accounting principles generally accepted in the United States.

Net cash provided by investing activities totaled $193 million for the thirty-six weeks ended September 6, 2002, and consisted of proceeds from the disposition of seven lodging properties, our interest in a hotel and residential project under development, five senior living communities and land parcels, partially offset by capital expenditures and notes receivable advances and equity investments.

In April 1999, January 2000 and January 2001, we filed “universal shelf” registration statements with the Securities and Exchange Commission in the amounts of $500 million, $300 million and $300 million, respectively. As of September 6, 2002, we had offered and sold to the public under these registration statements, $300 million of debt securities at 7 7/8%, due 2009 and $300 million at 8 1/8%, due 2005, leaving a balance of $500 million available for future offerings.

In January 2001, we issued, through a private placement, $300 million of 7 percent senior unsecured notes, due 2008, and received net proceeds of $297 million. We completed a registered exchange offer for these notes on January 15, 2002.

On May 8, 2001, we issued zero-coupon convertible senior notes due 2021, known as LYONs, and received cash proceeds of $405 million. On May 9, 2002, we redeemed for cash the approximately

85 percent of the LYONs that were tendered for mandatory repurchase by the holders. The remaining LYONs are convertible into approximately .9 million shares of our Class A Common Stock and carry a yield to maturity of 0.75 percent. We may not redeem the LYONs prior to May 8, 2004. We may at the option of the holders be required to purchase the LYONs at their accreted value on May 8 of each of 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A Common Stock.

The following tables summarize our contractual obligations and commitments:

		Payments Due by Period
Contractual Obligations	Total	Before January 3, 2003	1–3 years	4–5 years	After 5 years
($ in millions)
Debt	$1,793	$1	$814	$284	$694
Operating Leases
Recourse	1,353	53	262	198	840
Non-recourse	689	3	78	116	492

Total Contractual Cash Obligations	$3,835	$57	$1,154	$598	$2,026

We have recorded $1,793 million of debt in our condensed consolidated balance sheet as $1,747 million of long-term debt and $46 million in current liabilities, which reflects the portion of debt becoming due by September 12, 2003.

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Before January 3, 2003	1–3 years	4 – 5 years	After 5 years
($ in millions)
Guarantees	$589	$71	$109	$264	$145
Timeshare note repurchase obligations	68	—	—	—	68

Total	$657	$71	$109	$264	$213

Our total unfunded loan commitments amounted to $576 million at September 6, 2002. We expect to fund $80 million by January 3, 2003, $154 million in one to three years, and $2 million in four to five years. We do not expect to fund the remaining $340 million of commitments, which expire as follows: $55 million by January 3, 2003; $23 million in one to three years; $4 million in four to five years; and $258 million after five years.

Share Repurchases

We purchased 3.8 million shares of our Class A Common Stock during the thirty-six weeks ended September 6, 2002. As of September 6, 2002, we were authorized by our Board of Directors to repurchase 9.7 million shares.

Avendra

In January 2001, Marriott and Hyatt Corporation formed a joint venture, Avendra LLC (Avendra), to be an independent professional procurement services company serving the North American hospitality market and related industries. Six Continents Hotels, Inc., ClubCorp USA Inc., and Fairmont Hotels & Resorts, Inc., joined Avendra in March 2001. We and the other four members contributed our respective procurement businesses to Avendra. Currently, our interest in Avendra is slightly less than 50 percent.

Avendra generally does not purchase and resell goods and services; instead, its customers purchase goods and services directly from Avendra’s vendors on terms negotiated by Avendra. Avendra earns revenue through agreements with its vendors which provide that the vendors pay Avendra an unrestricted allowance for purchases by its customers. Our hotel management agreements treat vendor-generated unrestricted allowances in three separate ways, and the requirements of those agreements are reflected in our Procurement Services Agreement with Avendra (PSA).

For purchases of goods and services by the majority of Marriott’s managed hotels, Avendra is permitted to retain unrestricted allowances, in an amount sufficient only to recover Avendra’s properly allocated costs of providing procurement services. Other management contracts allow Avendra to retain vendor allowances and earn a return which is competitive in the industry. This amount is capped by the PSA. Lastly, for purchases of goods and services by hotels owned by one of Marriott’s hotel owners, Avendra is not permitted to retain any of such unrestricted allowances; instead, Avendra charges a negotiated fee to Marriott, and Marriott in turn charges a negotiated fee to that owner. In 2001, we returned to hotels that we manage approximately $8 million in cash rebates from Avendra, and its predecessor Marketplace by Marriott. If Marriott franchised hotels (not managed by Marriott) elect to purchase through Avendra, they negotiate separately with Avendra and are not bound by the terms of the PSA for our managed hotels. We account for our interest in Avendra under the equity method and recognized a loss of $1 million in 2001.

Relationship with Host Marriott

In recognition of the evolving changes in the lodging industry over the last ten years and the age of our agreements with Host Marriott, many provisions of which predated our 1993 Spinoff, and the need to provide clarity on a number of points and consistency on contractual terms over the large portfolio of Host Marriott owned hotels, we and Host Marriott concluded that we could mutually enhance the long term strength and growth of both companies by updating our existing relationship. Accordingly, we recently negotiated certain changes to our management agreements for Host Marriott-owned hotels. The modifications which were completed during the third quarter are effective as of the beginning of our 2002 fiscal year. These changes, among other things,

•	Provided Host Marriott with additional approval rights over budgets and capital expenditures;

•	Extended the term of management agreements for five hotels that were subject to termination in the short term, and two core system hotels that provide additional years at the end of the current term;

•
Changed the pool of hotels that Host Marriott could sell with franchise agreements to one of our approved franchisees and revised the method of determining the number of hotels that may be sold without a management agreement or franchise agreement;

•	Lowered the incentive management fees payable to us by amounts that will depend in part on underlying hotel profitability-- we expect the reduction to be approximately $2.5 million in 2002;

•	Reduced certain expenses to the properties and lowered Host Marriott’s working capital requirements;

•
Confirmed that we and our affiliates may earn a profit (in addition to what we earn through management fees) on certain transactions relating to Host Marriott-owned properties, and established the specific conditions under which we may profit on future transactions; and

•
Terminated our prior right to make significant purchases of Host Marriott’s outstanding common stock upon certain changes of control and clarified our rights in each of our management agreements to prevent either a sale of the hotel to our major competitors or specified changes in control of Host Marriott involving our major competitors.

The monetary effect of the changes will depend on future events such as the operating results of the hotels. We do not expect these modifications to have a material financial impact on us.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 28, 2001.

Item 4.    Controls and Procedures

In September and October 2002 we carried out an evaluation, under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

In addition, there have been no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Incorporated by reference to the description of legal proceedings in the “Contingencies” footnote in the financial statements set forth in Part I, “Financial Information”.

Item 2.    Changes in Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

Our Audit Committee approved all of the non-audit services performed by our independent auditors during the period covered by this report.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
10.1	Amendment No. 1 dated as of July 23, 2002 to the $1,500,000,000 Credit Agreement dated as of July 31, 2001, with Citibank, N.A., as Administrative Agent, and certain banks.

10.2	Amendment No. 1 dated as of July 23, 2002 to the $500,000,000 5-year Credit Agreement dated as of February 2, 1999, with Citibank, N.A., as Administrative Agent, and certain banks.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

99	Forward-Looking Statements.

We note that with the termination of our right to purchase up to 20% of Host Marriott upon certain changes in control, we no longer deem our 1993 Distribution Agreement with Host Marriott, as amended, to be a material contract.

(b)	Reports on Form 8-K

On August 12, 2002, we filed a report on Form 8-K containing Statements Under Oath of our Chief Executive Officer and our Chief Financial Officer regarding facts and circumstances relating to Exchange Act Filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.

10th day of October, 2002

/s/ Arne M. Sorenson
Arne M. Sorenson
Executive Vice President and
Chief Financial Officer

/s/ Michael J. Green
Michael J. Green
Vice President, Finance and
Principal Accounting Officer

CERTIFICATIONS

I, J.W. Marriott, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Marriott International, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 10, 2002	/s/ J.W. MARRIOTT, JR.
J.W. Marriott, Jr.
Chairman of the Board and Chief Executive Officer

I, Arne M. Sorenson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Marriott International, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 10, 2002	/s/ ARNE M. SORENSON
Arne M. Sorenson
Executive Vice President and Chief Financial Officer

I, J.W. Marriott, Jr., certify that the Form 10-Q for the period ended September 6, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the Form 10-Q for the period ended September 6, 2002 fairly presents, in all material respects, the financial condition and results of operations of the issuer.

October 10, 2002	/s/ J.W. MARRIOTT, JR.
J.W. Marriott, Jr.
Chairman of the Board and Chief Executive Officer

I, Arne M. Sorenson, certify that the Form 10-Q for the period ended September 6, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the Form 10-Q for the period ended September 6, 2002 fairly presents, in all material respects, the financial condition and results of operations of the issuer.

October 10, 2002	/s/ ARNE M. SORENSON
Arne M. Sorenson
Chief Financial Officer