Form 10-K
period 2003-01-03
MARRIOTT INTERNATIONAL INC /MD/
filed 2003-02-14
CIK 1048286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2003

Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.

Delaware	52-2055918
(State of Incorporation)	(I.R.S. Employer Identification Number)

10400 Fernwood Road

Bethesda, Maryland 20817

(301) 380-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value (233,802,816 shares outstanding as of January 31, 2003)	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange Philadelphia Stock Exchange

The aggregate market value of shares of common stock held by non-affiliates at January 31, 2003, was $5,646,330,643.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Index to Exhibits is located on pages 76 through 77.

PART I

Throughout this report, we refer to Marriott International, Inc., together with its subsidiaries, as “we,” “us,” or “the Company.”

Forward-Looking Statements

We have made forward-looking statements in this document that are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations and statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, or similar expressions.

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

•	competition in each of our business segments;

•	business strategies and their intended results;

•	the balance between supply of and demand for hotel rooms, timeshare units and corporate apartments;

•	our continued ability to obtain new operating contracts and franchise agreements;

•	our ability to develop and maintain positive relations with current and potential hotel owners;

•	our ability to obtain adequate property and liability insurance to protect against losses or to obtain such insurance at reasonable rates;

•	the effect of international, national and regional economic conditions, including the duration and severity of the current economic downturn in the United States and the pace of the lodging industry’s adjustment to the continuing war on terrorism, and the potentially sharp decrease in travel that could occur if military action is taken in Iraq, North Korea or elsewhere;

•	our ability to recover loan and guaranty advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise;

•	the availability of capital to allow us and potential hotel owners to fund investments;

•	the effect that internet reservation channels may have on the rates that we are able to charge for hotel rooms and timeshare intervals;

•	other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC).

ITEMS 1 and 2. BUSINESS AND PROPERTIES

We are a worldwide operator and franchisor of hotels and related lodging facilities. Our operations are grouped into five business segments, Full-Service Lodging, Select-Service Lodging, Extended-Stay Lodging, Timeshare and Synthetic Fuel, which represented 65, 12, 7, 14 and 2 percent, respectively, of total sales in the fiscal year ended January 3, 2003. Prior to January 3, 2003, our operations included our Senior Living Services and Distribution Services businesses, which are now classified as discontinued operations.

In our Lodging business, we operate, develop and franchise hotels under 14 separate brand names and we operate, develop and market Marriott timeshare properties under 4 separate brand names. Our lodging business includes the Full-Service, Select-Service, Extended-Stay and Timeshare segments.

Financial information by industry segment and geographic area as of January 3, 2003 and for the three fiscal years then ended, appears in the Business Segments note to our Consolidated Financial Statements included in this annual report.

Lodging

We operate or franchise 2,557 lodging properties worldwide, with 463,429 rooms as of January 3, 2003. In addition, we provide 4,316 furnished corporate housing units. We believe that our portfolio of lodging brands is the broadest of any company in the world, and that we are the leader in the quality tier of the vacation timesharing business. Consistent with our focus on management and franchising, we own very few of our lodging properties. Our lodging brands include:

Full-Service Lodging	Extended-Stay Lodging
• Marriott Hotels, Resorts and Suites	• Residence Inn
• Marriott Conference Centers	• TownePlace Suites
• JW Marriott Hotels	• Marriott ExecuStay
• The Ritz-Carlton Hotels	• Marriott Executive Apartments
• Renaissance Hotels, Resorts and Suites
• Ramada International	Timeshare
(primarily Europe, Middle East and Asia/Pacific)	• Marriott Vacation Club International
• Bvlgari Hotels and Resorts	• Horizons by Marriott Vacation Club International
• The Ritz-Carlton Club
• Marriott Grand Residence Club
Select-Service Lodging
• Courtyard
• Fairfield Inn
• SpringHill Suites

Company-Operated Lodging Properties

At January 3, 2003, we operated 937 properties (242,520 rooms) under long-term management or lease agreements with property owners (together, the Operating Agreements) and 8 properties (1,525 rooms) as owned.

Terms of our management agreements vary, but typically we earn a management fee which comprises a base fee, which is a percentage of the revenues of the hotel, and an incentive management fee, which is based on the profits of the hotel. Our management agreements also typically include reimbursement of costs (both direct and indirect) of operations. Such agreements are generally for initial periods of 20 to 30 years, with options to renew for up to 50 additional years. Our lease agreements also vary, but typically include fixed annual rentals plus additional rentals based on a percentage of annual revenues in excess of a fixed amount. Many of the Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Additionally, a number of the Operating Agreements permit the owners to terminate the agreement if financial returns fail to meet defined levels for a period of time and we have not cured such deficiencies.

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

Franchised Lodging Properties

We have franchising programs that permit the use of certain of our brand names and our lodging systems by other hotel owners and operators. Under these programs, we generally receive an initial application fee and continuing royalty fees, which typically range from four percent to six percent of room revenues for all brands, plus two percent to three percent of food and beverage revenues for certain full-service hotels. In addition, franchisees contribute to our national marketing and advertising programs, and pay fees for use of our centralized reservation systems. At January 3, 2003, we had 1,612 franchised properties (219,384 rooms).

Summary of Properties by Brand

As of January 3, 2003 we operated or franchised the following properties by brand (excluding 4,316 corporate housing rental units):

	Company-operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging
Marriott Hotels, Resorts and Suites	262	112,731	188	52,469
The Ritz-Carlton Hotels	51	16,566	—	—
Renaissance Hotels, Resorts and Suites	84	32,381	42	13,418
Ramada International	4	727	142	20,503
Select-Service Lodging
Courtyard	289	45,881	298	38,475
Fairfield Inn	2	890	501	47,324
SpringHill Suites	20	3,187	78	8,022
Extended-Stay Lodging
Residence Inn	136	18,538	292	32,035
TownePlace Suites	34	3,665	70	7,039
Marriott Executive Apartments and other	10	1,908	1	99
Timeshare
Marriott Vacation Club International	45	6,973	—	—
Horizons by Marriott Vacation Club International	2	146	—	—
The Ritz-Carlton Club	4	204	—	—
Marriott Grand Residence Club	2	248	—	—

Total	945	244,045	1,612	219,384

We plan to open over 150 hotels (25,000 – 30,000 rooms) during 2003. We believe that we have access to sufficient financial resources to finance our growth, as well as to support our ongoing operations and meet debt service and other cash requirements. Nonetheless, our ability to sell properties that we develop, and the ability of hotel developers to build or acquire new Marriott properties, which are important parts of our growth plans, is partially dependent on their access to and the availability and cost of capital.

Full-Service Lodging

Marriott Hotels, Resorts and Suites (including JW Marriott Hotels & Resorts and Marriott Conference Centers) primarily serve business and leisure travelers and meeting groups at locations in downtown and suburban areas, near airports and at resort locations. Most Marriott full-service hotels contain from 300 to 500 rooms, and typically have internet access, swimming pools, gift shops, convention and banquet facilities, a variety of restaurants and lounges and parking facilities. Marriott resort hotels have additional recreational facilities, such as tennis courts, golf courses and many have spa facilities. The 13 Marriott Suites (approximately 3,400 rooms) are full-service suite hotels that typically contain approximately 200 to 300 suites, each consisting of a living room, bedroom and bathroom. Marriott Suites have limited meeting space. Unless otherwise indicated, references throughout this report to Marriott Hotels, Resorts and Suites include JW Marriott Hotels & Resorts and Marriott Conference Centers.

JW Marriott Hotels & Resorts is a world-class collection of distinctive hotels that cater to accomplished, discerning travelers seeking an elegant environment and personal service. These 23 hotels and resorts are located in gateway cities and upscale resort locations throughout the world. In addition to the features found in a typical Marriott full-service hotel, the facilities and amenities in the JW Marriott Hotels & Resorts normally include larger guestrooms, more luxurious décor and furnishings, upgraded in-room amenities, “on-call” housekeeping, upgraded executive business centers and fitness centers/spas, and 24-hour room service.

We operate 13 conference centers (3,259 rooms), throughout the United States. Some of the centers are used exclusively by employees of sponsoring organizations, while others are marketed to outside meeting groups and individuals. The centers typically include meeting room space, dining facilities, guestrooms and recreational facilities.

Room operations contributed the majority of hotel sales for fiscal year 2002, with the remainder coming from food and beverage operations, recreational facilities and other services. Although business at many resort properties is seasonal depending on location, overall hotel system profits are usually relatively stable and include only moderate seasonal fluctuations.

Marriott Hotels, Resorts and Suites Geographic Distribution at January 3, 2003	Hotels
United States (42 states and the District of Columbia)	293	(120,308 rooms	)

Non-U.S. (56 countries and territories)
Americas (Non-U.S.)	31
Continental Europe	29
United Kingdom	50
Asia	28
Africa and the Middle East	15
Australia	4

Total Non-U.S.	157	(44,892 rooms	)

Ritz-Carlton hotels and resorts are renowned for their distinctive architecture and for the quality of their facilities, dining and personalized guest service. Most Ritz-Carlton hotels have 250 to 400 guest rooms and typically include meeting and banquet facilities, a variety of restaurants and lounges, gift shops, swimming pools and parking facilities. Guests at most of the Ritz-Carlton resorts have access to additional recreational amenities, such as tennis courts and golf courses.

Ritz-Carlton Hotels and Resorts Geographic Distribution at January 3, 2003	Hotels
United States (15 states and the District of Columbia)	32	(10,270 rooms	)

Non-U.S. (19 countries and territories)	19	(6,296 rooms	)

Renaissance is a global quality-tier brand, which targets business travelers, group meetings and leisure travelers. Renaissance hotels are generally located in downtown locations of major cities, in suburban office parks, near major gateway airports and in destination resorts. Most hotels contain 300 to 500 rooms; however, a few of the convention oriented hotels are larger, and some hotels in non-gateway markets, particularly in Europe, are smaller. Renaissance hotels typically include an all-day dining restaurant, a specialty restaurant, club floors and a lounge, boardrooms, and convention and banquet facilities. Renaissance resort hotels have additional recreational facilities including golf, tennis, water sports and spa facilities.

Renaissance Hotels, Resorts and Suites Geographic Distribution at January 3, 2003	Hotels
United States (24 states and the District of Columbia)	63	(23,961 rooms	)

Non-U.S. (28 countries and territories)
Americas (Non-U.S.)	10
Continental Europe	17
United Kingdom	7
Asia	20
Africa and the Middle East	8
Australia	1

Total Non-U.S.	63	(21,838 rooms	)

Ramada International is a moderately-priced brand targeted at business and leisure travelers. Each full-service Ramada International property includes a restaurant, a cocktail lounge and full-service meeting and banquet facilities. Ramada International hotels are located primarily in Europe and Asia in major cities, near major international airports and suburban office park locations. In addition to management and franchise fees associated with Ramada International, we receive a royalty fee for the use of the Ramada name in Canada. We also record, in accordance with the equity method of accounting, our proportionate share of the net income reported by the Marriott and Cendant joint venture that was formed in the first quarter of 2002 to further develop and expand the Ramada and Days Inn brands in the United States. In 2002, we opened 16 hotels with the Ramada brand name, outside the United States and Canada.

Ramada International Geographic Distribution at January 3, 2003	Hotels
Americas (Non-U.S. and Canada)	3
Continental Europe	61
United Kingdom	59
Africa and the Middle East	6
Asia	15
Australia	2

Total (20 countries and territories)	146	(21,230 rooms	)

Bvlgari Hotels and Resorts.    As part of our ongoing strategy to expand our reach through partnerships with preeminent, world class companies, in early 2001, we announced our plans to launch a joint venture with Bulgari SpA to introduce distinctive new luxury hotel properties – Bvlgari Hotels and Resorts. The first property is expected to open in January 2004.

Select-Service Lodging

Courtyard is our upper moderate-price select-service hotel product. Aimed at individual business and leisure travelers as well as families, Courtyard hotels maintain a residential atmosphere and typically have 90 to 150 rooms. Well landscaped grounds include a courtyard with a pool and social areas. Most hotels feature quality guest rooms and meeting rooms, limited restaurant and lounge facilities, a swimming pool and an exercise room. The operating systems developed for these hotels allow Courtyard to be price-competitive while providing better value through superior facilities and guest service. At year end there were 587 Courtyards operating in 10 countries.

Courtyard Geographic Distribution at January 3, 2003	Hotels
United States (45 states and the District of Columbia)	539	(75,905 rooms	)

Non-U.S. (10 countries and territories)	48	(8,451 rooms	)

Fairfield Inn is our hotel brand that competes in the lower moderate price-tier. Aimed at value-conscious individual business and leisure travelers, a typical Fairfield Inn or Fairfield Inn & Suites has 60 to 140 rooms and offers a swimming pool, complimentary continental breakfast and free local phone calls. At year end there were 503 Fairfield Inns operating in the United States.

SpringHill Suites is our all-suite brand in the moderate-price tier targeting business travelers, leisure travelers and families. SpringHill Suites typically have 90 to 165 rooms. They feature suites that are 25 percent larger than a typical hotel guest room and offer a broad range of amenities, including complimentary continental breakfast and exercise facilities. There were 98 properties located in the United States and Canada at January 3, 2003.

Extended-Stay Lodging

Residence Inn, North America’s leading extended-stay brand, allows guests on long-term trips to maintain balance between work and life while away from home. Spacious suites with full kitchens and separate areas for sleeping, working, relaxing and eating offer home-like comfort with functionality. A friendly staff and welcome services like complimentary hot breakfast and evening social hours add to the sense of community. There are 416 Residence Inn hotels across North America.

Residence Inn Geographic Distribution at January 3, 2003	Hotels
United States (47 states and the District of Columbia)	416	(49,002 rooms)

Canada	11	(1,495 rooms)

Mexico	1	(76 rooms)

TownePlace Suites is a moderately priced, extended-stay hotel product that is designed to appeal to business and leisure travelers who stay for five nights or more. The typical TownePlace Suites hotel contains 100 studio, one-bedroom and two-bedroom suites. Each suite has a fully equipped kitchen and separate living area with a comfortable, residential feel. Each hotel provides housekeeping services and has on-site exercise facilities, an outdoor pool, 24-hour staffing and laundry facilities. At January 3, 2003, 104 TownePlace Suites (10,704 rooms) were located in 30 states.

ExecuStay provides furnished corporate apartments for stays of one month or longer nationwide. ExecuStay owns no residential real estate and provides units primarily through short-term lease agreements with apartment owners and managers. In late 2002, ExecuStay also became a corporate housing franchisor.

Marriott Executive Apartment and Other.    We provide temporary housing (serviced apartments) for business executives and others who need quality accommodations outside their home country, usually for 30 or more days. Some serviced apartments operate under the Marriott Executive Apartments brand, which is designed specifically for the long-term international traveler. At January 3, 2003, 11 serviced apartment properties (2,007 units), including six Marriott Executive Apartments, were located in seven countries and territories. All Marriott Executive Apartments are located outside the United States.

Timeshare

Marriott Vacation Club International develops, sells and operates vacation timesharing resorts. Revenues are generated from three primary sources: (1) selling fee simple and other forms of timeshare intervals, (2) operating the resorts and (3) financing consumer purchases of timesharing intervals.

Many timesharing resorts are located adjacent to Marriott hotels, and timeshare owners have access to certain hotel facilities during their vacation. Owners can trade their annual interval for intervals at other Marriott timesharing resorts or for intervals at certain timesharing resorts not otherwise sponsored by Marriott through an external exchange company. Owners also can trade their unused interval for points in the Marriott Rewards frequent stay program, enabling them to stay at over 2,300 Marriott hotels worldwide.

In 2002 we continued to grow Marriott Grand Residence Club (launched in 2001), our “fractional share” business line, and initiated sales in Mayfair, London. In this business line, fractional share owners purchase the right to stay at their property up to thirteen weeks each year. In addition, we continued to expand The Ritz-Carlton Club timeshare business line (launched in 2000) by initiating sales of both golf and spa memberships and personal residences in Jupiter, Florida. Lastly, we initiated sales at four new Marriott Vacation Club International locations: Canyon Villas at Desert Ridge, Arizona; Paris, France; Aruba Surf Club, Aruba; and Playa Andaluza, Spain. We continue to offer timeshare intervals through Horizons by Marriott Vacation Club (Horizons), our moderate tier vacation ownership business line.

Marriott Vacation Club International’s owner base continues to expand, with 223,000 owners at year end 2002, compared to 195,000 in 2001.

Timeshare (all brands) Geographic Distribution at January 3, 2003	Resorts	Units
Continental United States	39	5,692
Hawaii	4	705
Caribbean	4	477
Europe	5	643
Asia	1	54

Total	53	7,571

Other Activities

Marriott Golf manages 26 golf course facilities as part of our management of hotels and for other golf course owners.

We operate 18 systemwide hotel reservation centers, 11 of them in the U.S. and Canada and seven internationally, that handle reservation requests for Marriott lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and lease the others.

Our Architecture and Construction division provides design, development, construction, refurbishment and procurement services to owners and franchisees of lodging properties and senior living communities on a voluntary basis outside the scope of and separate from their management or franchise contracts. Consistent with third party contractors, A&C provides these services for owners and franchisees of Marriott branded properties on a fee basis.

Competition

We encounter strong competition both as a lodging operator and as a franchisor. There are approximately 600 lodging management companies in the United States, including several that operate more than 100 properties. These operators are primarily private management firms, but also include several large national chains that own and operate their own hotels and also franchise their brands. Management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

Affiliation with a national or regional brand is prevalent in the U.S. lodging industry. In 2002, over two-thirds of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is fairly concentrated, with the three largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.

Outside the United States branding is much less prevalent, and most markets are served primarily by independent operators. We believe that chain affiliation will increase in overseas markets as local economies grow, trade barriers are reduced, international travel accelerates and hotel owners seek the economies of centralized reservation systems and marketing programs.

Based on lodging industry data, we have an eight percent share of the U.S. hotel market (based on number of rooms), and less than a one percent share of the lodging market outside the United States. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation, because our hotels typically generate higher occupancies and Revenue per Available Room (REVPAR) than direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong customer preference. Approximately 36 percent of our timeshare ownership resort sales come from additional purchases by or referrals from existing owners. We believe that the location and quality of our lodging facilities, our marketing programs, reservation systems and our emphasis on guest service and satisfaction are contributing factors across all of our brands.

Properties that we operate or franchise are regularly upgraded to maintain their competitiveness. Our management, lease, and franchise agreements provide for the allocation of funds, generally a fixed percentage of revenue, for periodic renovation of buildings and replacement of furnishings. We believe that the ongoing refurbishment program is adequate to preserve the competitive position and earning power of the hotels. We also strive to update and improve the products and services we offer. We believe that by operating a number of hotels among our brands, we stay in direct touch with customers and react to changes in the marketplace more quickly than chains which rely exclusively on franchising.

Marriott Rewards is a frequent guest program with over 18 million members, and nine participating Marriott brands. The Marriott Rewards program yields repeat guest business by rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 22 participating airline programs. We believe that Marriott Rewards generates substantial repeat business that might otherwise go to competing hotels.

Discontinued Operations

Marriott Senior Living Services

In our Senior Living Services business, we operate both “independent full-service” and “assisted living” senior living communities and provide related senior care services. Most are rental communities with monthly rates that depend on the amenities and services provided. We are one of the largest U.S. operators of senior living communities in the quality tier. Marriott International entered into a definitive Agreement on December 30, 2002 to sell our Senior Living Services business to Sunrise Assisted Living, Inc. and our remaining communities to CNL Retirement Partners, Inc. (CNL). We expect to complete the sale early in 2003. Also, on December 30, 2002, we purchased 14 senior living communities for approximately $15 million in cash, plus the assumption of $227 million in debt, from an unrelated owner. We plan to restructure the debt and sell the 14 communities in 2003. We now report our Senior Living Services business as discontinued operations. See the Notes to Consolidated Financial Statements.

At January 3, 2003 we operated 129 senior living communities in 29 states.

	Communities	Units (1)
Independent full-service
- owned	2	1,029
- operated under long-term agreements	40	11,764

	42	12,793
Assisted living
- owned	21	2,810
- operated under long-term agreements	66	8,127

	87	10,937

Total senior living communities	129	23,730

(1)	Units represent independent living apartments plus beds in assisted living and nursing centers.

At January 3, 2003, we operated 42 independent full-service senior living communities, which offer both independent living apartments and personal assistance units for seniors. Most of these communities also offer licensed nursing care.

At January 3, 2003, we also operated 87 assisted living senior living communities principally under the names “Brighton Gardens by Marriott” and “Marriott MapleRidge”. Assisted living communities are for seniors who benefit from assistance with daily activities such as bathing, dressing or medication. Brighton Gardens is a quality-tier assisted living concept which generally has 90 assisted living suites and in certain locations, 30 to 45 nursing beds in a community. In some communities, separate on-site centers also provide specialized care for residents with Alzheimer’s or other memory-related disorders. Marriott MapleRidge assisted living communities consist of a cluster of six or seven 14-room cottages which offer residents a smaller scale, more intimate setting and family-like living at a moderate price.

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

Marriott Distribution Services

Prior to its discontinuance, MDS was a United States limited-line distributor of food and related supplies to Marriott businesses and unrelated third parties. In the third quarter of 2002, we completed a strategic review of the distribution services business and decided to exit the business. As of January 3, 2003, through a combination of sale and transfer of nine facilities and the termination of all operations of four facilities, we have exited the distribution services business. Accordingly, we now report this business in discontinued operations.

Employee Relations

At January 3, 2003, we had approximately 144,000 employees. Approximately 7,500 employees were represented by labor unions. We believe relations with our employees are positive.

Other Properties

In addition to the operating properties discussed above, we lease two office buildings with combined space of approximately 930,000 square feet in Bethesda, Maryland, where we are headquartered.

We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance.

ITEM 3. LEGAL PROCEEDINGS

Legal proceedings are incorporated by reference to the “Contingencies” footnote in the financial statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM	5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The range of prices of our common stock and dividends declared per share for each quarterly period within the last two years are as follows:

		Stock Price		Dividends Declared Per Share
		High	Low
2001	First Quarter	$47.81	$37.25	$0.060
	Second Quarter	50.50	38.13	0.065
	Third Quarter	49.72	40.50	0.065
	Fourth Quarter	41.50	27.30	0.065

		Stock Price		Dividends Declared Per Share
		High	Low
2002	First Quarter	$45.49	$34.60	$0.065
	Second Quarter	46.45	37.25	0.070
	Third Quarter	40.25	30.44	0.070
	Fourth Quarter	36.62	26.25	0.070

At January 31, 2003, there were 233,802,816 shares of Class A Common Stock outstanding held by 55,122 shareholders of record. Our Class A Common Stock is traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and Philadelphia Stock Exchange.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

The following table presents summary selected historical financial data for the Company derived from our financial statements as of and for the five fiscal years ended January 3, 2003.

Since the information in this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.

	Fiscal Year[2]
	2002	2001	2000	1999	1998
	($ in millions, except per share data)
Income Statement Data:
Sales [1]	$8,441	$7,786	$7,911	$7,041	$6,311

Segment Financial Results [1,4]	573	641	936	827	704

Income from Continuing Operations, after tax	439	269	490	399	372
Discontinued Operations, after tax	(162)	(33)	(11)	1	18

Net Income	277	236	479	400	390

Per Share Data:
Diluted Earnings from Continuing Operations Per Share	1.74	1.05	1.93	1.51	1.39
Diluted (Loss)/Earnings from Discontinued Operations Per Share	(.64)	(.13)	(.04)	—	0.07

Diluted Earnings Per Share	1.10	.92	1.89	1.51	1.46
Cash Dividends Declared Per Share	.275	.255	.235	.215	.195
Balance Sheet Data (at end of year):
Total Assets	8,296	9,107	8,237	7,324	6,233
Long-Term and Convertible Debt [1]	1,553	2,708	1,908	1,570	1,163
Shareholders’ Equity	3,573	3,478	3,267	2,908	2,570
Other Data:
Systemwide Sales [1,3]	$18,599	$17,477	$17,489	$15,892	$14,279

[1]	The current year and prior year balances have been adjusted to reflect our Senior Living Services and Distribution Services businesses as discontinued operations.

[2]	Fiscal year 2002 included 53 weeks; all other years included 52 weeks.

[3]	Systemwide sales comprise revenues generated from guests at managed, franchised, owned, and leased hotels and our Synthetic Fuel business. We consider systemwide sales to be a meaningful indicator of our performance because it measures the growth in revenues of all of the properties that carry one of the Marriott brand names. Our growth in profitability is in large part driven by such overall revenue growth. Nevertheless, systemwide sales should not be considered an alternative to revenues, operating profit, segment financial results, net income, cash flows from operations, or any other operating measure prescribed by accounting principles generally accepted in the United States. In addition, systemwide sales may not be comparable to similarly titled measures, such as sales and revenues, which do not include gross sales generated by managed and franchised properties.

[4]	We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, interest income or income taxes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                OPERATIONS

General

The following discussion presents an analysis of results of our operations for fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000. Systemwide sales include sales from our franchised properties, in addition to our owned, leased and managed properties.

CONSOLIDATED RESULTS

Continuing Operations

2002 Compared to 2001

Income from continuing operations, net of taxes increased 63 percent to $439 million and diluted earnings per share from continuing operations advanced 66 percent to $1.74. Income from continuing operations reflected $208 million of tax benefits associated with our Synthetic Fuel business and a $44 million gain on the sale of our investment in Interval International, offset by the $50 million charge to write-down the acquisition goodwill for ExecuStay and the decreased demand for hotels and executive apartments. The comparisons to 2001 reflected the $204 million pretax restructuring and other charges against continuing operations that we recorded in the fourth quarter of 2001.

Sales, which exclude sales from our discontinued Distribution Services and Senior Living Services businesses, increased 8 percent to $8.4 billion in 2002 reflecting the sales for our new Synthetic Fuel business and revenue from new lodging properties, partially offset by the decline in lodging demand. Systemwide sales, excluding sales from discontinued businesses, increased by 6 percent to $18.6 billion in 2002.

2001 Compared to 2000

Income and diluted earnings per share from continuing operations decreased 45 percent to $269 million and 46 percent to $1.05, respectively. Pretax restructuring and other charges totaling $204 million and lower lodging segment financial results, due to the decline in hotel performance, reduced income from continuing operations.

Sales of $7.8 billion in 2001 from our continuing operations were down slightly compared to the prior year, reflecting a decline in hotel performance, partially offset by revenue from new lodging properties. Systemwide sales, excluding sales from our discontinued businesses were $17.5 billion, flat with the prior year.

Marriott Lodging

				Annual Change
($ in millions)	2002	2001	2000	2002/2001	2001/2000
Sales	$8,248	$7,786	$7,911	6%	-2%

Segment financial results before restructuring costs, other charges, goodwill impairment and Interval International gain	$713	$756	$936	-6%	-19%
Restructuring costs	—	(44)	—	nm	nm
Other charges	—	(71)	—	nm	nm
Interval International gain	44	—	—	nm	nm
Goodwill impairment	(50)	—	—	nm	nm

Segment financial results, as reported	$707	$641	$936	10%	-32%

2002 Compared to 2001

Marriott Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported a 10 percent increase in segment financial results and 6 percent higher sales in 2002. Results reflect a $44 million pretax gain related to the sale of our investment in Interval International, increased revenue associated with new properties partially offset by lower fees due to the decline in demand for hotel rooms. Our revenues from base fees totaled $379 million, an increase of 2 percent. Franchise fees totaled $232 million, an increase of 5 percent and incentive management fees were $162 million, a decline of 20 percent. The $50 million write-down of acquisition goodwill associated with our executive housing business, ExecuStay, reduced Lodging results in 2002. The 2002 comparisons are also impacted by the $115 million restructuring costs and other charges recorded in 2001.

We consider Revenue per Available Room (REVPAR) to be a meaningful indicator of our performance because it measures the period over period change in room revenues for comparable properties. We calculate REVPAR by dividing room sales for comparable properties by room nights available to guests for the period. REVPAR may not be comparable to similarly titled measures such as revenues. Comparable REVPAR, room rate and occupancy statistics used throughout this report are based on North American properties we operate. Statistics for Fairfield Inn and SpringHill Suites company-operated North American properties are not presented - since these brands only have a few properties that we operate, the information would not be meaningful (identified as nm in the tables below). Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties. Systemwide statistics are based on comparable worldwide units reflecting constant foreign exchange rates. Occupancy, average daily rate and REVPAR for each of our principal established brands are shown in the following table.

	Comparable Company-Operated North American Properties			Comparable Worldwide Systemwide
	2002	Change vs. 2001		2002	Change vs. 2001
Marriott Hotels, Resorts and Suites
Occupancy	70.1%	—	%pts.	68.7%	0.8	% pts.
Average daily rate	$137.28	-4.8%		$126.87	-4.1%
REVPAR	$96.25	-4.8%		$87.20	-3.0%
The Ritz-Carlton Hotels
Occupancy	66.1%	0.6	%pts.	67.3%	1.5	% pts.
Average daily rate	$233.40	-5.2%		$213.15	-4.1%
REVPAR	$154.21	-4.3%		$143.47	-2.0%
Renaissance Hotels, Resorts and Suites
Occupancy	65.1%	-0.9	% pts.	66.6%	1.4	% pts.
Average daily rate	$131.77	-3.2%		$107.46	-3.5%
REVPAR	$85.80	-4.5%		$71.58	-1.4%
Courtyard
Occupancy	69.1%	-2.1	% pts.	69.3%	-1.2	% pts.
Average daily rate	$94.47	-5.1%		$91.24	-4.0%
REVPAR	$65.26	-7.9%		$63.23	-5.6%
Fairfield Inn
Occupancy	nm	nm		66.0%	-0.3	% pts.
Average daily rate	nm	nm		$64.48	-0.8%
REVPAR	nm	nm		$42.59	-1.3%
SpringHill Suites
Occupancy	nm	nm		68.2%	1.6	% pts.
Average daily rate	nm	nm		$77.96	-2.5%
REVPAR	nm	nm		$53.14	-0.2%
Residence Inn
Occupancy	76.9%	-0.6	%pts.	76.8%	-0.5	% pts.
Average daily rate	$97.36	-7.2%		$95.68	-5.6%
REVPAR	$74.87	-7.9%		$73.47	-6.2%
TownePlace Suites
Occupancy	73.4%	0.2	%pts.	72.4%	2.0	% pts.
Average daily rate	$62.78	-6.8%		$63.28	-4.9%
REVPAR	$46.08	-6.5%		$45.80	-2.3%

Across our Lodging brands, REVPAR for comparable company-operated North American properties declined by an average of 5.7 percent in 2002. Average room rates for these hotels decreased 4.9 percent and occupancy declined slightly to 70.1 percent.

International Lodging reported an increase in the results of operations, reflecting the impact of the increase in travel in Asia and the United Kingdom. The favorable comparison is also impacted by the restructuring and other charges recorded in 2001.

Marriott Vacation Club International. Financial results increased 24 percent, reflecting a 5 percent increase in contract sales and note sale gains in 2002 of $60 million compared to $40 million in 2001, a gain of $44 million related to the sale of our investment in Interval International, partially offset by lower development profits and higher depreciation from recently added systems for customer support.

Lodging Development

Marriott Lodging opened 188 properties totaling over 31,000 rooms across its brands in 2002, while 25 hotels (approximately 4,700 rooms) exited the system. Highlights of the year included:

•	Thirty-five properties (6,700 rooms), 21 percent of our total room additions for the year, were conversions from other brands.

•	Approximately 25 percent of new rooms opened were outside the United States.

•	We added 112 properties (14,500 rooms) to our Select-Service and Extended-Stay Brands.

•	The opening of new Marriott Vacation Club International properties in France (Disneyland Paris), Spain and a Ritz-Carlton Club in Florida.

At year-end 2002, we had 300 hotel properties and more than 50,000 rooms under construction, awaiting conversion, or approved for development. We expect to open over 150 hotels and timesharing resorts (25,000 - 30,000 rooms) in 2003. These growth plans are subject to numerous risks and uncertainties, many of which are outside our control. See “Forward-Looking Statements” above and “Liquidity and Capital Resources” below.

2001 Compared to 2000

Marriott Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported a 32 percent decrease in segment financial results and 2 percent lower sales in 2001. Results reflected restructuring costs of $44 million and other charges of $71 million, including a $36 million reserve for third-party guarantees we expect to fund and not recover out of future cash flow, $12 million of reserves for accounts receivable deemed uncollectible, a write-off of two investments in management contracts and other assets of $8 million, $13 million of losses on the anticipated sale of three lodging properties, and a $2 million write-off associated with capitalized software costs arising from a decision to change a technology platform. Results also reflect lower fees due to the decline in demand for hotel rooms, partially offset by increased revenue associated with new properties. Incentive management fees declined 36 percent, base management fees declined 3 percent, and franchise fees increased 6 percent.

Occupancy, average daily rate and REVPAR for each of our principal established brands are shown in the following table.

	Comparable Company-Operated North American Properties			Comparable Worldwide Systemwide
	2001	Change vs. 2000		2001	Change vs. 2000
Marriott Hotels, Resorts and Suites
Occupancy	70.4%	-7.1	% pts.	68.9%	-5.7	% pts.
Average daily rate	$142.96	-2.9%		$131.60	-1.6%
REVPAR	$100.62	-11.8%		$90.64	-9.1%
The Ritz-Carlton Hotels
Occupancy	66.9%	-10.4	% pts.	67.6%	-8.0	% pts.
Average daily rate	$249.94	2.3%		$226.58	4.1%
REVPAR	$167.21	-11.5%		$153.25	-7.0%
Renaissance Hotels, Resorts and Suites
Occupancy	65.6%	-7.7	% pts.	65.4%	-4.7	% pts.
Average daily rate	$137.79	-2.9%		$112.33	-1.8%
REVPAR	$90.39	-13.1%		$73.48	-8.3%
Courtyard
Occupancy	71.6%	-6.3	% pts.	70.9%	-4.9	% pts.
Average daily rate	$99.45	1.2%		$94.61	1.2%
REVPAR	$71.24	-7.0%		$67.12	-5.3%
Fairfield Inn
Occupancy	nm	nm		66.3%	-3.2	% pts.
Average daily rate	nm	nm		$64.70	2.1%
REVPAR	nm	nm		$42.91	-2.6%
SpringHill Suites
Occupancy	nm	nm		70.0%	-0.1	% pts.
Average daily rate	nm	nm		$81.74	2.7%
REVPAR	nm	nm		$57.20	2.6%
Residence Inn
Occupancy	77.8%	-5.1	% pts.	77.9%	-3.9	% pts.
Average daily rate	$105.46	-1.4%		$102.69	-0.2%
REVPAR	$82.05	-7.5%		$79.96	-5.0%
TownePlace Suites
Occupancy	74.6%	1.2%		73.0%	-0.6	% pts.
Average daily rate	$67.36	-2.5%		$65.22	0.2%
REVPAR	$50.28	-0.9%		$47.64	-0.7%

Across our Lodging brands, REVPAR for comparable company-operated North American properties declined by an average of 10.4 percent in 2001. Average room rates for these hotels declined 2 percent, while occupancy declined 6.7 percentage points.

International Lodging reported a decrease in the results of operations, reflecting the impact of the decline in international travel and restructuring and other charges, partially offset by sales associated with new rooms. Over 35 percent of rooms added in 2001 were outside the United States.

Marriott Vacation Club International contributed over 20 percent of lodging segment financial results in 2001, after the impact of restructuring and other charges. Segment financial results increased 7 percent reflecting a

22 percent increase in contract sales, the 2001 acquisition of the Grand Residence Club in Lake Tahoe, California, and note sale gains in 2001 of $40 million compared to $22 million in 2000, partially offset by higher marketing and selling expenses and severance expenses of nearly $2 million associated with the Company’s restructuring plan.

Corporate Expenses, Interest and Taxes

Corporate Expenses

				Annual Change
($ in millions)	2002	2001	2000	2002/2001	2001/2000
Corporate expenses before restructuring costs and other charges	$126	$117	$120	8%	-3%
Restructuring costs	—	18	—	nm	nm
Other charges	—	22	—	nm	nm

Corporate expenses, as reported	$126	$157	$120	-20%	31%

2002 Compared to 2001

Corporate expenses decreased $31 million in 2002 to $126 million reflecting the following: (i) 2002 items, including higher insurance costs, higher litigation expenses, lower expenses associated with our deferred compensation plan, lower foreign exchange losses and the continued favorable impact of our cost containment initiatives; (ii) 2001 items, including restructuring charges of $18 million related to severance costs and facilities exit costs, a $35 million write-off of three investments in technology partners (including a $22 million charge recorded in the fourth quarter), $11 million in gains from the sale of affordable housing investments and the reversal of a $10 million insurance reserve related to a lawsuit at one of our hotels.

2001 Compared to 2000

Corporate expenses increased $37 million reflecting the impact of restructuring charges of $18 million related to severance costs and facilities exit costs, and other charges related to the fourth quarter write-off of a $22 million investment in one of our technology partners. In addition to these items, we also recorded $8 million of foreign exchange losses and in prior quarters we recorded a $13 million write-off of two investments in technology partners. These charges were partially offset by $11 million in gains from the sale of affordable housing tax credit investments, the favorable impact of cost containment action plans, and the reversal of a long-standing $10 million insurance reserve related to a lawsuit at one of our managed hotels. The reversal of the insurance reserve was the result of our conclusion that a settlement could be reached in an amount that would be covered by insurance. We determined that it was no longer probable that the loss contingency would result in a material outlay by us and accordingly, we reversed the reserve during the first quarter of 2001.

Interest Expense

2002 Compared to 2001

Interest expense decreased $23 million to $86 million reflecting the decrease in borrowing and interest rates.

2001 Compared to 2000

Interest expense increased $9 million to $109 million reflecting the impact of the issuance of Series E Notes in January 2001 and borrowings under our revolving credit facilities, partially offset by lower interest resulting from the payoff of commercial paper.

Interest Income and Income Tax

2002 Compared to 2001

Interest income increased $28 million, before reflecting reserves of $12 million for loans deemed uncollectible at four hotels. The increase in interest income was favorably impacted by amounts recognized which were previously deemed uncollectible. The comparison to 2001 also reflects a $6 million charge for expected guarantee fundings recorded against interest income in the fourth quarter of 2001.

Our effective income tax rate for continuing operations decreased to approximately 6.8 percent in 2002 from 36.1 percent in 2001 primarily due to the impact of our Synthetic Fuel business. Excluding the impact of Synthetic Fuel, our effective income tax rate for continuing operations for 2002 was 39.6 percent. Our effective tax rate for discontinued operations decreased from 35.4 percent to 15.7 percent due to the impact of the taxes associated with the sale of stock in connection with the disposal of our Senior Living Services business.

2001 Compared to 2000

Interest income increased $34 million, before reflecting reserves of $48 million for loans deemed uncollectible as a result of certain hotels experiencing significant declines in profitability and the owners not being able to meet debt service obligations. The change in interest income was impacted by income associated with higher loan balances, including the loans made to the Courtyard joint venture in the fourth quarter of 2000, offset by $6 million of expected guarantee fundings and the impact of $14 million of income recorded in 2000 associated with an international loan that was previously deemed uncollectible.

Our effective income tax rate for continuing operations decreased to 36.1 percent in 2001 from 36.6 percent in 2000 as a result of modifications related to our deferred compensation plan and the impact of increased income in countries with lower effective tax rates.

Synthetic Fuel

In October 2001, we acquired four coal-based synthetic fuel production facilities (the Facilities) for $46 million in cash. The Synthetic Fuel produced at the Facilities qualifies for tax credits based on Section 29 of the Internal Revenue Code. Under Section 29, tax credits are not available for Synthetic Fuel produced after 2007. We began operating these Facilities in the first quarter of 2002. The operation of the Facilities, together with the benefit arising from the tax credits, has been, and we expect will continue to be significantly accretive to our net income. Although the Facilities produce significant losses, these are more than offset by the tax credits generated under Section 29, which reduce our income tax expense. In the fiscal year 2002, our Synthetic Fuel business reflected sales of $193 million and a loss of $134 million, resulting in a tax benefit of $49 million and tax credits of $159 million.

In January 2003, we entered into a contract with an unrelated third party to sell approximately a 50 percent interest in the Synthetic Fuel business. The transaction is subject to certain closing conditions, including the receipt of a satisfactory private letter ruling from the Internal Revenue Service regarding the new ownership structure. Contracts related to the potential sale are being held in escrow until closing conditions are met. If the conditions are not met by August 31, 2003, neither party will have an obligation to perform under the agreements. If the transaction is consummated, we expect to receive $25 million in promissory notes and cash as well as an earnout based on the amount of synthetic fuel produced. If the transaction is consummated, we expect to account for the remaining interest in the Synthetic Fuel business under the equity method of accounting.

DISCONTINUED OPERATIONS

Senior Living Services

2002 Compared to 2001

On December 30, 2002, we entered into a definitive agreement to sell our senior living management business to Sunrise Assisted Living, Inc. and to sell nine senior living communities to CNL Retirement Partners, Inc. (CNL) for approximately $259 million in cash. We expect to complete the sale early in 2003. On December 17, 2002, we sold twelve senior living communities to CNL for approximately $89 million in cash. We accounted for the sale under the full accrual method in accordance with Financial Accounting Standards (FAS) 66, and we recorded an after-tax loss of approximately $13 million. Also, on December 30, 2002, we purchased 14 senior living communities for approximately $15 million in cash, plus the assumption of $227 million in debt, from an unrelated owner. We had previously agreed to provide a form of credit enhancement on the outstanding debt related to these communities. We plan to restructure the debt and sell the communities in 2003. Management has approved and committed to a plan to sell these communities within 12 months. Accordingly, at January 3, 2003, the operating results of our Senior Living Services segment are reported in discontinued operations, and the remaining assets are classified as assets held for sale on the balance sheet.

As a result of the transactions outlined above, we anticipate a total after-tax charge of $109 million. Since generally accepted accounting principles do not allow gains to be recognized until the underlying transaction closes, we cannot record the estimated after-tax gain of $22 million on the sale of the nine communities to CNL until the sale is completed, which we expect to occur in early 2003. As a result, we have recorded an after-tax charge of $131 million which is included in discontinued operations for the year ended January 3, 2003.

In December 2001, management approved and committed to a plan to exit the companion living concept of senior living services and sell the related properties within the next 12 months. We recorded an impairment charge of $60 million to adjust the carrying value of the properties to their estimated fair value at December 28, 2001. On October 1, 2002, we completed the sale of these properties for $62 million which exceeded our previous estimate of fair value by $11 million. We included the $11 million gain in discontinued operations for the year ended January 3, 2003.

Income from discontinued operations, net of taxes and excluding the loss on disposal of $131 million, was $23 million, an increase of $52 million over 2001 results. The increase reflects the impact of the 2001 plan to exit the companion living concept and its subsequent execution, higher per diems, recognition of a $2 million one-time pretax payment associated with the sale of the Crestline Senior Living communities to an unaffiliated third-party, lower amortization associated with our adoption of FAS No. 142, “Goodwill and other Intangible Assets,” in the first quarter of 2002 and lower depreciation, partially offset by higher insurance costs.

2001 Compared to 2000

Marriott Senior Living Services posted a 9 percent increase in sales in 2001, as we added a net total of three new communities (369 units) during the year. Occupancy for comparable communities increased by nearly 2 percent to 85.3 percent in 2001.

The division reported an after tax loss of $45 million, reflecting pretax restructuring and other charges of $62 million, primarily related to the $60 million write-down of 25 senior living communities held for sale to their estimated fair value and the write-off of a $2 million (pretax) receivable no longer deemed collectible. These charges were partially offset by the favorable impact of the increase in comparable occupancy and the new units.

Distribution Services

2002 Compared to 2001

In the third quarter of 2002, we completed a previously announced strategic review of the distribution services business and decided to exit the business. As of January 3, 2003, through a combination of sale and transfer of nine facilities and the termination of all operations at four facilities, we have exited the distribution services business. Accordingly, we present the operating results of our distribution services business as discontinued operations and classify the remaining assets as held for sale at January 3, 2003 on the balance sheet. The after tax cost to exit the business was $40 million and included payments to third parties in connection with contractual agreements, severance costs and adjusting fixed assets to net realizable value. We present the exit costs together with the loss on operations of $14 million, net of taxes in discontinued operations for the year ended January 3, 2003. The $14 million after tax loss in 2002 represents a decline of $10 million from 2001 results. The decrease reflects the impact of lower sales and a pretax $2 million write-off in the first quarter of 2002 of an investment in a customer contract, offset by the 2001 restructuring and other charges of $5 million (pretax) for severance costs and the write-off of an accounts receivable balance from a customer that filed for bankruptcy.

2001 Compared to 2000

Financial results for Marriott Distribution Services (MDS) reflect the impact of an increase in sales related to the commencement of new contracts in 2001 and increased sales from contracts established in 2000. The impact of higher sales on the financial results was more than offset by the decline in business from one significant customer, transportation inefficiencies and restructuring and other charges of $5 million (pretax), including severance costs and the write-off of an accounts receivable balance from a customer that filed for bankruptcy in the fourth quarter of 2001.

2001 Restructuring Costs and Other Charges

The Company experienced a significant decline in demand for hotel rooms in the aftermath of the September 11, 2001 attacks on New York and Washington and the subsequent dramatic downturn in the economy. This decline resulted in reduced management and franchise fees, cancellation of development projects, and anticipated losses under guarantees and loans. In 2001, we responded by implementing certain companywide cost-saving measures, although we did not significantly change the scope of our operations. As a result of our restructuring plan, in the fourth quarter of 2001 we recorded pretax restructuring costs of $62 million, including (1) $15 million in severance costs; (2) $19 million, primarily associated with a loss on a sublease of excess space arising from the reduction in personnel; and (3) $28 million related to the write-off of capitalized costs relating to development projects no longer deemed viable. We also incurred $142 million of other charges including (1) $85 million related to reserves for guarantees and loan losses; (2) $12 million related to accounts receivable reserves; (3) $13 million related to the write-down of properties held for sale; and (4) $32 million related to the impairment of technology related investments and other write-offs. We have provided below detailed information related to the restructuring costs and other charges, which were recorded in the fourth quarter of 2001 as a result of the economic downturn and the unfavorable lodging environment.

2001 Restructuring Costs

Severance

Our restructuring plan resulted in the reduction of approximately 1,700 employees across our operations (the majority of which were terminated by December 28, 2001). In 2001, we recorded a workforce reduction charge of $15 million related primarily to severance and fringe benefits. The charge did not reflect amounts billed out separately to owners for property-level severance costs. In addition, we delayed filling vacant positions and reduced staff hours.

Facilities Exit Costs

As a result of the workforce reduction and delay in filling vacant positions, we consolidated excess corporate facilities. We recorded a restructuring charge of approximately $14 million for excess corporate facilities, primarily related to lease terminations and noncancelable lease costs in excess of estimated sublease income. In addition, we recorded a $5 million charge for lease terminations resulting from cancellations of leased units by our corporate apartment business, primarily in downtown New York City.

Development Cancellations and Elimination of Product Line

We incur certain costs associated with the development of properties, including legal costs, the cost of land and planning and design costs. We capitalize these costs as incurred and they become part of the cost basis of the property once it is developed. As a result of the dramatic downturn in the economy in the aftermath of the September 11, 2001 attacks, we decided to cancel development projects that were no longer deemed viable. As a result, in 2001, we expensed $28 million of previously capitalized costs.

2001 Other Charges

Reserves for Guarantees and Loan Losses

We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. We also advance loans to some owners of properties that we manage. As a result of the downturn in the economy, certain hotels experienced significant declines in profitability and the owners were not able to meet debt service obligations to the Company or in some cases, to other third-party lending institutions. As a result, in 2001, based upon cash flow projections, we expected to fund under certain guarantees, which were not deemed recoverable, and we expected that several of the loans made by us would not be repaid according to their original terms. Due to these expected non-recoverable guarantee fundings and expected loan losses, we recorded charges of $85 million in the fourth quarter of 2001.

Accounts Receivable-Bad Debts

In the fourth quarter of 2001, we reserved $12 million of accounts receivable which we deemed uncollectible following an analysis of these accounts, generally as a result of the unfavorable hotel operating environment.

Asset Impairments

We recorded a charge related to the impairment of an investment in a technology-related joint venture ($22 million), losses on the anticipated sale of three lodging properties ($13 million), write-offs of investments in management contracts and other assets ($8 million), and the write-off of capitalized software costs arising from a decision to change a technology platform ($2 million).

The following table summarizes our remaining restructuring liability ($ in millions):

	Restructuring costs and other charges liability at December 28, 2001	Cash payments made in fiscal 2002	Charges reversed in fiscal 2002	Restructuring costs and other charges liability at January 3, 2003
Severance	$6	$4	$—	$2
Facilities exit costs	17	4	2	11

Total restructuring costs	23	8	2	13
Reserves for guarantees and loan losses	33	10	2	21
Impairment of technology-related investments and other	1	1	—	—

Total	$57	$19	$4	$34

The remaining liability related to the workforce reduction and fundings under guarantees will be substantially paid by January 2004. The amounts related to the space reduction and resulting lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2012.

The following table provides further detail on the 2001 charges:

2001 Segment Financial Results Impact ($ in millions)

	Full- Service	Select- Service	Extended- Stay	Timeshare	Total
Severance	$7	$1	$1	$2	$11
Facilities exit costs	—	—	5	—	5
Development cancellations and Elimination of product line	19	4	5	—	28

Total restructuring costs	26	5	11	2	44
Reserves for guarantees and loan losses	30	3	3	—	36
Accounts receivable – bad debts	11	1	—	—	12
Write-down of properties held for sale	9	4	—	—	13
Impairment of technology-related investments and other	8	—	2	—	10

Total	$84	$13	$16	$2	$115

2001 Corporate Expenses and Interest Impact ($ in millions)

	Corporate expenses	Provision for loan losses	Interest income	Total corporate expenses and interest
Severance	$4	$—	$—	$4
Facilities exit costs	14	—	—	14

Total restructuring costs	18	—	—	18
Reserves for guarantees and loan losses	—	43	6	49
Impairment of technology-related investments and other	22	—	—	22

Total	$40	$43	$6	$89

In addition to the above, in 2001, we recorded restructuring charges of $62 million and other charges of $5 million now reflected in our losses from discontinued operations. The restructuring liability related to discontinued operations was $3 million as of December 28, 2001 and $1 million as of January 3, 2003.

Liquidity and Capital Resources

We have credit facilities which support our commercial paper program and letters of credit. At January 3, 2003, our cash balances combined with our available borrowing capacity under the credit facilities amounted to nearly $2 billion. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements, including the repayment of $200 million of senior notes due in November 2003. We monitor the status of the capital markets, and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We expect that part of our financing and liquidity needs will continue to be met through commercial paper borrowings and access to long-term committed credit facilities. If conditions in the lodging industry deteriorate, we may be unable to place some or all of our commercial paper, and may have to rely more on bank borrowings which may carry a higher cost than commercial paper.

We have presented a claim with an insurance company for lost management fees from the September 11, 2001 terrorist attacks. At this stage of the claims process, we have recognized $1 million in income from insurance proceeds. Although we expect to realize further proceeds we cannot currently estimate the amounts that may be paid to us.

Cash from Operations

Cash from operations was $516 million in 2002, $403 million in 2001, and $856 million in 2000. Income from continuing operations is stated after depreciation expense of $114 million in 2002, $110 million in 2001, and $94 million in 2000, and after amortization expense of $36 million in 2002, $68 million in 2001, and $67 million in 2000. While our timesharing business generates strong operating cash flow, the timing of cash outlays for the acquisition and development of new resorts, and cash received from purchaser financing affect annual amounts. We include timeshare interval sales we finance in cash from operations when we collect cash payments or the notes are sold for cash. In 2002, the $63 million net cash outflow from timeshare activity included $102 million in timeshare development (the amount spent to build timeshare resorts less the costs of sales), $280 million of new timeshare mortgages net of collections, $60 million of note sale gains, a $16 million net reduction in Marriott Rewards accruals, $13 million of financially reportable sales in excess of closed sales, and $10 million of other cash outflows, offset by $387 million of note sale proceeds and $31 million of net fees received for servicing notes. In 2001, the $358 million net cash outflow from timeshare activity included $253 million in timeshare development, $320 million of new timeshare mortgages net of collections, $40 million of note sale gains and $27 million in capitalized marketing costs, offset by $199 million of note sale proceeds, $26 million of net fees received for servicing notes, $53 million of closed sales in excess of financially reportable sales and $4 million of other cash inflows. In 2000, the $195 million cash outflow from timeshare activity included $112 million in timeshare development, $210 million of new timeshare mortgages net of collections, $23 million of note sale gains, $25 million in capitalized marketing costs, $18 million of financially reportable sales in excess of closed sales and $3 million of other cash outflows, offset by $154 million of note sale proceeds, $17 million of net fees received for servicing notes and $25 million net increase in Marriott Rewards accruals.

In 2002, other cash flows from operating activities of $223 million included an adjustment for $186 million related to the exit of our Senior Living Services and Distribution Services businesses, and an adjustment for $50 million related to the impairment of goodwill of our ExecuStay brand.

In 2001, other cash flows from operating activities of $278 million included an adjustment for $248 million, related to non-cash restructuring and other charges, necessary to reconcile net income to cash provided by operations.

Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) (from continuing operations) was $707 million in 2002, $708 million in 2001, and $1,032 million in 2000. Excluding the impact of our Synthetic Fuel business, EBITDA would have increased by $125 million, or 18 percent to $833 million.

The reconciliation of income from continuing operations, before income taxes to EBITDA is as follows:

($ in millions)	2002	2001	2000
Income from continuing operations, before taxes	$471	$421	$771
Interest expense	86	109	100
Depreciation	114	110	94
Amortization	36	68	67

EBITDA from continuing operations	$707	$708	$1,032
Synthetic Fuel loss, before taxes	134	—	—
Depreciation-Synthetic Fuel	(8)	—	—

EBITDA from continuing operations, excluding Synthetic Fuel	$833	$708	$1,032

We consider EBITDA to be an indicator of our operating performance because it can be used to measure our ability to service debt, fund capital expenditures and expand our business. Nevertheless, you should not consider EBITDA an alternative to net income or cash flows from operations, as prescribed by accounting principles generally accepted in the United States.

A substantial portion of our EBITDA is based on fixed dollar amounts or percentages of sales. These include lodging base management fees, franchise fees and land rent. With almost 2,600 hotels in the Marriott system, no single property or region is critical to our financial results.

Our ratio of current assets to current liabilities was 0.8 to 1 at January 3, 2003, compared to 1.4 to 1 at December 28, 2001. Each of our businesses minimizes working capital through cash management, strict credit-granting policies, aggressive collection efforts and high inventory turnover. Additionally, we have significant borrowing capacity under our revolving credit agreements.

In 2002 we securitized $387 million of notes by selling notes receivable originated by our timeshare business. We recognized gains on these sales of $60 million in the year ended January 3, 2003. Our ability to continue to sell notes to such off-balance sheet entities depends on the continued ability of the capital markets to provide financing to the entities buying the notes. Also, our ability to continue to consummate such securitizations would be impacted if the underlying quality of the notes receivable originated by us were to deteriorate, although we do not expect such a deterioration. In connection with these securitization transactions, at January 3, 2003, we had repurchase obligations of $12 million related to previously sold notes receivable, although we expect to incur no material losses in respect of those obligations. We retain interests in the securitizations which are accounted for as interest only strips, and in the year ended January 3, 2003, we received cash flows of $28 million arising from those retained interests. At January 3, 2003, the qualifying special purpose entities that had purchased notes receivable from us had aggregate assets of $682 million.

Investing Activities Cash Flows

Acquisitions. We continually seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions.

Dispositions. Property sales generated proceeds of $729 million in 2002, $554 million in 2001 and $742 million in 2000. Proceeds in 2002 are net of $36 million of financing and joint venture investments made by us in connection with the sales transactions. In 2002 we closed on the sales of 10 hotels and 41 senior living communities, over half of which we continue to operate under long-term operating agreements.

Capital Expenditures and Other Investments. Capital expenditures of $292 million in 2002, $560 million in 2001, and $1,095 million in 2000 included development and construction of new hotels and senior living communities and acquisitions of hotel properties. Over time, we have sold certain lodging and senior living properties under development, or to be developed, while continuing to operate them under long-term agreements. The ability of third-party purchasers to raise the necessary debt and equity capital depends on the perceived risks inherent in the lodging industry, and other constraints inherent in the capital markets as a whole. Although we expect to continue to consummate such real estate sales, if we were unable to do so, our liquidity could decrease and we could have increased exposure to the operating risks of owning real estate. We monitor the status of the capital markets, and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans.

We also expect to continue to make other investments in connection with adding units to our lodging business. These investments include loans, minority equity investments and development of new timeshare resorts. In 2002, other investing activities outflows of $7 million included equity investments of $26 million, an investment in corporate owned life insurance of $11 million and other net cash outflows of $33 million, offset by cash proceeds of $63 million from the sale of our investment in Interval International. In 2001, other investing outflows of $179 million included equity investments of $33 million, an investment in corporate owned life insurance of $97 million and other net cash outflows of $131 million, partially offset by the sale of the affordable housing tax credit investments of $82 million. In 2000, other investing outflows of $377 million included equity investments of $170 million, an investment in corporate owned life insurance of $14 million and other net cash outflows of $193 million.

On February 23, 2000, we entered into an agreement to resolve litigation involving certain limited partnerships formed in the mid- to late 1980s. Under the agreement, we paid $31 million to partners in four limited partnerships and acquired, through an unconsolidated joint venture (the Courtyard Joint Venture) with affiliates of Host Marriott Corporation (Host Marriott), substantially all of the limited partners’ interests in two other limited partnerships, Courtyard by Marriott Limited Partnership (CBM I) and Courtyard by Marriott II Limited Partnership (CBM II). These partnerships own 120 Courtyard by Marriott hotels. The Courtyard Joint Venture was financed with equity contributed in equal shares by us and affiliates of Host Marriott and approximately $200 million in mezzanine debt provided by us. Our total investment in the joint venture, including mezzanine debt, is approximately $300 million.

In early 2000, the Company estimated the amount of the planned investment in the Courtyard Joint Venture based upon (1) estimated post acquisition cash flows, including anticipated changes in the related hotel management agreements to be made contemporaneously with the investment; (2) the investee’s new capital structure; and (3) estimates of prevailing discount rates and capitalization rates reflected in the market at that time. The investment in the Courtyard Joint Venture was consummated late in the fourth quarter of 2000. For purposes of purchase accounting, the Courtyard Joint Venture valued its investment in the partnership units based on (1) pre-acquisition cash flows; (2) the pre-acquisition capital structure; and (3) prevailing discount rates and capitalization rates in December 2000.

Due to a number of factors, the equity values used in the purchase accounting for the Courtyard Joint Venture’s investment were different than limited partner unit estimates included in the CBM I and CBM II Purchase Offer and Consent Solicitations (the Solicitations). At a 20 percent discount rate, the combined CBM I and CBM II estimates reflected in the Solicitations totaled $254 million. In the purchase accounting, the corresponding equity value in the Courtyard Joint Venture totaled $372 million. The principal differences between these two amounts are attributed to the following: (1) the investment was consummated almost one year subsequent to the time the original estimates were prepared ($30 million); and (2) a lower discount rate (17 percent) and capitalization rate reflecting changes in market conditions versus the date at which the estimates in the solicitations were prepared ($79 million). The Company assessed its potential investment and any potential loss on settlement based on post-acquisition cash flows. The purchase accounting was based on pre-acquisition cash flows and capital structure. As a result, the factors giving rise to the differences outlined above did not materially impact the Company’s previous assessment of any expense related to litigation. The post-settlement equity of the Joint Venture is considerably lower then the pre-acquisition equity due to additional indebtedness post-acquisition and the impact of changes to the management agreements made contemporaneously with the transaction.

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

We have made loans to owners of hotels and senior living communities that we operate or franchise. Loans outstanding under this program, excluding timeshare notes, totaled $944 million at January 3, 2003, $860 million at December 28, 2001 and $592 million at December 29, 2000. Unfunded commitments aggregating $217 million were outstanding at January 3, 2003, of which we expect to fund $140 million in 2003 and $156 million in total. We participate in a program with an unaffiliated lender in which we may partially guarantee loans made to facilitate third-party ownership of hotels that we operate or franchise.

Cash from Financing Activities

Debt, including convertible debt, decreased $945 million in 2002 due to the redemption of 85 percent of the LYONs in May 2002 and the pay down of our revolving credit facility, offset by the debt assumed as part of the acquisition of the 14 senior living communities in December 2002. Debt increased by $799 million in 2001 primarily due to borrowings to finance our capital expenditure and share repurchase programs, and to maintain excess cash reserves totaling $645 million in the aftermath of the September 11, 2001 terrorist attacks on New York and Washington.

Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt and reducing our working capital. At year-end 2002, our long-term debt, excluding convertible debt and debt associated with businesses held for sale, had an average interest rate of 6.8 percent and an average maturity of approximately 6.6 years. The ratio of fixed rate long-term debt to total long-term debt was .91 as of January 3, 2003.

In April 1999, January 2000 and January 2001, we filed “universal shelf” registration statements with the Securities and Exchange Commission in the amounts of $500 million, $300 million and $300 million, respectively. As of January 31, 2003, we had offered and sold to the public under these registration statements $300 million of debt securities at 7 7/8 percent, due 2009 and $300 million at 8 1/8 percent, due 2005, leaving a balance of $500 million available for future offerings.

In January 2001, we issued, through a private placement, $300 million of 7 percent senior unsecured notes due 2008, and received net proceeds of $297 million. We completed a registered exchange offer for these notes on January 15, 2002.

We are a party to revolving credit agreements that provide for borrowings of $1.5 billion expiring in July 2006, and $500 million expiring in February 2004, which support our commercial paper program and letters of credit. At January 3, 2003, loans of approximately $21 million were outstanding under these facilities. Fluctuations in the availability of the commercial paper market do not affect our liquidity because of the flexibility provided by our credit facilities. Borrowings under these facilities bear interest at LIBOR plus a spread, based on our public debt rating.

On May 8, 2001, we issued zero-coupon convertible senior notes due 2021, also known as LYONs, and received cash proceeds of $405 million. On May 9, 2002, we redeemed for cash the approximately 85 percent of the LYONs that were tendered for mandatory repurchase by the holders. The remaining LYONs are convertible into approximately 0.9 million shares of our Class A Common Stock and carry a yield to maturity of 0.75 percent. We may not redeem the LYONs prior to May 2004. We may at the option of the holders be required to purchase LYONs at their accreted value on May 8 of each of 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A Common Stock.

We determine our debt capacity based on the amount and variability of our cash flows. EBITDA (from continuing operations) coverage of gross interest cost was 5.5 times in 2002, and we met the cash flow requirements under our loan agreements. Excluding the impact of our Synthetic Fuel business, EBITDA coverage of gross interest would have been 6.5 times. At January 3, 2003, we had long-term public debt ratings of BBB+ from Standard and Poor’s and Baa2 from Moody’s, respectively.

The following table summarizes our contractual obligations:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
($ in millions)
Debt	$1,734	$242	$550	$121	$821
Operating Leases
Recourse	971	107	174	121	569
Non-recourse	548	17	69	96	366

Total Contractual Cash Obligations	$3,253	$366	$793	$338	$1,756

The totals above exclude recourse minimum lease payments of $341 million associated with the discontinued Senior Living and Distribution Services businesses, due as follows: less than 1 year $40 million; 1-3 years $68 million; 4-5 years $63 million; and after 5 years $170 million. Also excluded are non-recourse minimum lease payments of $82 million associated with the discontinued Senior Living Services business, due as follows: less than 1 year $2 million; 1-3 years $12 million; 4-5 years $13 million; and after 5 years $55 million. Excluded from the debt obligation is $155 million associated with the discontinued Senior Living Services business.

The following table summarizes our commitments:

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Less than 1 year	1-3 years	4-5 years	After 5 years
($ in millions)
Guarantees	$827	$77	$100	$264	$386
Timeshare note repurchase obligations	12	—	2	—	10

Total	$839	$77	$102	$264	$396

Our guarantees include $270 million for commitments which will not be in effect until the underlying hotels are open and we begin to manage the properties. Our total unfunded loan commitments amounted to $217 million at January 3, 2003. We expect to fund $140 million within one year and $16 million in one to three years. We do not expect to fund the remaining $61 million of commitments, which expire as follows: $51 million within one year; $5 million in one to three years; $2 million in four to five years; and $3 million after five years.

Share Repurchases. We purchased 7.8 million of our shares in 2002 at an average price of $32.52 per share and 6.1 million of our shares in 2001 at an average price of $38.20 per share. As of February 6, 2003, we had been authorized by our Board of Directors to repurchase 20 million shares.

Dividends. In May 2002, our Board of Directors increased the quarterly cash dividend by 8 percent to $.07 per share.

Other Matters

Inflation

Inflation has been moderate in recent years, and has not had a significant impact on our businesses.

Critical Accounting Policies

Certain of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Our accounting policies are in compliance with principles generally accepted in the United States, although a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. We have listed below those policies that we believe are critical and require the use of complex judgment in their application.

Incentive Fees

We recognize incentive fees as revenue when earned in accordance with the terms of the management contract. In interim periods, we recognize as income the incentive fees that would be due to us as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us. If we recognized incentive fees only after the underlying full-year performance thresholds were certain, the revenue recognized for each year would be unchanged, but no incentive fees for any year would be recognized until the fourth quarter. We recognized incentive fee revenue of $162 million, $202 million and $316 million in 2002, 2001 and 2000, respectively.

Cost Reimbursements

For domestic properties that we manage, we are responsible to employees for salaries and wages and to subcontractors and other creditors for materials and services. We also have the discretionary responsibility to procure and manage the resources in performing our services under these contracts. We therefore include these costs and the reimbursement of the costs as part of our expenses and revenues. We recorded cost reimbursements (excluding senior living services) of $5.7 billion in 2002 and $5.2 billion in 2001 and $5.3 billion in 2000.

Real Estate Sales

We account for the sales of real estate in accordance with FAS No. 66, “Accounting for Sales of Real Estate.” We reduce gains on sales of real estate by the maximum exposure to loss if we have continuing involvement with the property and do not transfer substantially all of the risks and rewards of ownership. We reduced gains on sales of real estate due to maximum exposure to loss by $51 million in 2002, $16 million in 2001 and $18 million in 2000. Our ongoing ability to achieve sale accounting under FAS No. 66 depends on our ability to negotiate the structure of the sales transactions to comply with these rules.

Timeshare Sales

We also recognize revenue from the sale of timeshare interests in accordance with FAS No. 66. We recognize sales when we have received a minimum of 10 percent of the purchase price for the timeshare interval, the period of cancellation with refund has expired, receivables are deemed collectible and certain minimum sales and construction levels have been attained. For sales that do not meet these criteria, we defer all revenue using the deposit method.

Costs Incurred to Sell Real Estate Projects

We capitalize direct costs incurred to sell real estate projects attributable to and recoverable from the sales of timeshare interests until the sales are recognized. Costs eligible for capitalization follow the guidelines of FAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. Selling and marketing costs capitalized under this approach were approximately $107 million and $126 million at January 3, 2003, and December 28, 2001, respectively, and are included in property and equipment in the accompanying consolidated balance sheets. If a contract is canceled, unrecoverable direct selling and marketing costs are charged to expense and deposits forfeited are recorded as income.

Interest Only Strips

We periodically sell notes receivable originated by our timeshare business in connection with the sale of timeshare intervals. We retain servicing assets and interests in the assets transferred to special purpose entities that are accounted for as interest only strips. The interest only strips are treated as “Trading” or “Available for Sale” securities under the provisions of FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. We report changes in the fair values of the interest only strips through the accompanying consolidated statement of income for trading securities and through the accompanying consolidated statement of comprehensive income for available-for-sale securities. We had interest only strips of $135 million at January 3, 2003 and $87 million at December 28, 2001, which are recorded as long-term receivables on the consolidated balance sheet.

Loan Loss Reserves

We measure loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. We apply our loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. For loans that we have determined to be impaired, we recognize interest income on a cash basis. At January 3, 2003, our recorded investment in impaired loans was $129 million. We have a $59 million allowance for credit losses, leaving $70 million of our investment in impaired loans for which there is no related allowance for credit losses.

Marriott Rewards

Marriott Rewards is our frequent guest incentive marketing program. Marriott Rewards members earn points based on their spending at our lodging operations and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by airlines and credit card companies.

We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We determine the fair value of the future redemption obligation based on statistical formulas which project timing of future point redemption based on historical levels, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. These judgmental factors determine the required liability for outstanding points. Our management and franchise agreements require that we be reimbursed currently for the costs of operating the program, including marketing, promotion, and communicating with, and performing member services for the Marriott Rewards members. Due to the requirement that hotels reimburse us for program operating costs as incurred, we receive and recognize the balance of the revenue from hotels in connection with the Marriott Rewards program at the time such costs are incurred and expensed. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred, and recognize the corresponding expense relating to the cost of the awards redeemed.

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

For purchases of goods and services by the majority of Marriott’s managed hotels, Avendra is permitted to retain unrestricted allowances, in an amount sufficient only to recover Avendra’s properly allocated costs of providing procurement services. Other management contracts allow Avendra to retain vendor allowances and earn a return which is competitive in the industry. This amount is capped by the PSA. Lastly, for purchases of goods and services by hotels owned by one of Marriott’s hotel owners, Avendra is not permitted to retain any of such unrestricted allowances; instead, Avendra charges a negotiated fee to Marriott, and Marriott in turn charges a negotiated fee to that owner. In 2002, we distributed to the hotels that we manage approximately $12 million in unrestricted rebates received from Avendra, and its predecessor, Marketplace by Marriott. If Marriott franchised hotels (not managed by Marriott) elect to purchase through Avendra, they negotiate separately with Avendra and are not bound by the terms of the PSA for our managed hotels. We account for our interest in Avendra under the equity method and recognized income of $2 million in 2002 and a loss of $1 million in 2001. After we have recovered our investment in Avendra and associated expenses through distributions from Avendra or a sale of all or any portion of our equity interest in Avendra, we will apply any further benefits to offset costs otherwise allocable to Marriott branded hotels.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. We manage our exposure to this risk by monitoring available financing alternatives and through development and application of credit granting policies. Our strategy to manage exposure to changes in interest rates is unchanged from December 28, 2001. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the near future.

The following sensitivity analysis displays how changes in interest rates affect our earnings and the fair values of certain instruments we hold.

We hold notes receivable that earn interest at variable rates. Hypothetically, an immediate one percentage point change in interest rates would change annual interest income by $5 million and $5 million, based on the respective balances of these notes receivable at January 3, 2003 and December 28, 2001.

Changes in interest rates also impact the fair value of our long-term fixed rate debt and long-term fixed rate notes receivable. Based on the balances outstanding at January 3, 2003 and December 28, 2001, a hypothetical immediate one percentage point change in interest rates would change the fair value of our long-term fixed rate debt by $42 million and $53 million, respectively, and would change the fair value of long-term fixed rate notes receivable by $20 million and $22 million, respectively, in each year.

Although commercial paper is classified as long-term debt (based on our ability and intent to refinance it on a long-term basis) all commercial paper matures within two months of year-end. Based on the balance of commercial paper outstanding at January 3, 2003, a hypothetical one percentage point change in interest rates would change interest expense by $1 million on an annualized basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included on the pages indicated:

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Marriott International, Inc.:

We have audited the accompanying consolidated balance sheet of Marriott International, Inc. as of January 3, 2003 and December 28, 2001, and the related consolidated statements of income, cash flows, comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended January 3, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marriott International, Inc. as of January 3, 2003 and December 28, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in the notes to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets.”

/s/ Ernst & Young LLP

McLean, Virginia

February 5, 2003

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME

Fiscal Years Ended January 3, 2003, December 28, 2001 and December 29, 2000

($ in millions, except per share amounts)

	2002	2001	2000
SALES
Lodging
Base management fees	$379	$372	$383
Franchise fees	232	220	208
Incentive management fees	162	202	316
Owned and leased properties	383	478	650
Other revenue	1,353	1,277	1,052
Cost reimbursements	5,739	5,237	5,302
Synthetic Fuel	193	—	—

	8,441	7,786	7,911
OPERATING COSTS AND EXPENSES
Lodging
Owned and leased – direct	384	456	573
Other lodging – direct	1,185	1,077	866
Reimbursed costs	5,739	5,237	5,302
Restructuring costs	—	44	—
Administrative and other	233	331	234
Synthetic Fuel	327	—	—

	7,868	7,145	6,975

	573	641	936
Corporate expenses	(126)	(139)	(120)
Interest expense	(86)	(109)	(100)
Interest income	122	94	60
Provision for loan losses	(12)	(48)	(5)
Restructuring costs	—	(18)	—

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	471	421	771
Provision for income taxes	(32)	(152)	(281)

INCOME FROM CONTINUING OPERATIONS	439	269	490
Discontinued Operations
Income (Loss) from Senior Living Services, net of tax	23	(29)	(13)
Loss on disposal of Senior Living Services, net of tax	(131)	—	—
(Loss) Income from Distribution Services, net of tax	(14)	(4)	2
Exit costs - Distribution Services, net of tax	(40)	—	—

NET INCOME	$277	$236	$479

EARNINGS PER SHARE – Basic
Earnings from continuing operations	$1.83	$1.10	$2.03
Loss from discontinued operations	(.68)	(.13)	(.04)

Earnings per share	$1.15	$.97	$1.99

EARNINGS PER SHARE – Diluted
Earnings from continuing operations	$1.74	$1.05	$1.93
Loss from discontinued operations	(.64)	(.13)	(.04)

Earnings per share	$1.10	$.92	$1.89

DIVIDENDS DECLARED PER SHARE	$0.275	$0.255	$0.235

See Notes To Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

January 3, 2003 and December 28, 2001

($ in millions)

	January 3, 2003	December 28, 2001
ASSETS
Current Assets
Cash and equivalents	$198	$812
Accounts and notes receivable	524	479
Prepaid taxes	300	223
Other	89	72
Assets held for sale	633	1,161

	1,744	2,747

Property and equipment	2,589	2,460
Goodwill	923	977
Other intangible assets	495	657
Investments in affiliates – equity	493	314
Investments in affiliates – notes receivable	584	505

Notes and other receivables, net
Loans to timeshare owners	153	259
Other notes receivable	304	311
Other long-term receivables	473	472

	930	1,042

Other	538	405

	$8,296	$9,107

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$529	$607
Accrued payroll and benefits	373	322
Casualty self insurance	32	21
Other payables and accruals	665	621
Current portion of long-term debt	242	32
Liabilities of businesses held for sale	366	367

	2,207	1,970

Long-term debt	1,492	2,301
Casualty self insurance reserves	106	83
Other long-term liabilities	857	868
Convertible debt	61	407

Shareholders’ equity
Class A common stock	3	3
ESOP preferred stock	—	—
Additional paid-in capital	3,181	3,378
Retained earnings	1,126	941
Treasury stock, at cost	(667)	(503)
Unearned ESOP shares	—	(291)
Accumulated other comprehensive loss	(70)	(50)

	3,573	3,478

	$8,296	$9,107

See Notes To Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Fiscal Years Ended January 3, 2003, December 28, 2001 and December 29, 2000

($ in millions)

	2002	2001	2000
OPERATING ACTIVITIES
Income from continuing operations	$439	$269	$490
Adjustments to reconcile to cash provided by operating activities:
Income (loss) from discontinued operations	9	(33)	(11)
Discontinued operations – loss on sale/exit	(171)	—	—
Depreciation and amortization	187	222	195
Income taxes	(105)	9	133
Timeshare activity, net	(63)	(358)	(195)
Other	223	278	54
Working capital changes:
Accounts receivable	(31)	57	(53)
Other current assets	60	(20)	24
Accounts payable and accruals	(32)	(21)	219

Net cash provided by operating activities	516	403	856
INVESTING ACTIVITIES
Capital expenditures	(292)	(560)	(1,095)
Dispositions	729	554	742
Loan advances	(237)	(367)	(389)
Loan collections and sales	124	71	93
Other	(7)	(179)	(377)

Net cash provided by (used in) investing activities	317	(481)	(1,026)
FINANCING ACTIVITIES
Commercial paper, net	102	(827)	46
Issuance of long-term debt	26	1,329	338
Repayment of long-term debt	(946)	(123)	(26)
(Redemption) issuance of convertible debt	(347)	405	—
Issuance of Class A common stock	35	76	58
Dividends paid	(65)	(61)	(55)
Purchase of treasury stock	(252)	(235)	(340)

Net cash (used in) provided by financing activities	(1,447)	564	21

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(614)	486	(149)
CASH AND EQUIVALENTS, beginning of year	812	326	475

CASH AND EQUIVALENTS, end of year	$198	$812	$326

See Notes To Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Fiscal Years Ended January 3, 2003, December 28, 2001 and December 29, 2000

($ in millions)

	2002	2001	2000
Net income	$277	$236	$479
Other comprehensive (loss) income (net of tax):
Foreign currency translation adjustments	(7)	(14)	(10)
Other	(13)	8	2

Total other comprehensive loss	(20)	(6)	(8)

Comprehensive income	$257	$230	$471

See Notes To Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Fiscal Years Ended January 3, 2003, December 28, 2001 and December 29, 2000

(in millions, except per share amounts)

Common shares outstanding		Class A common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Treasury stock, at cost	Accumulated other comprehensive loss
246.3	Balance at January 1, 2000	$3	$2,738	$508	$—	$(305)	$(36)
—	Net income	—	—	479	—	—	—
—	Dividends ($.235 per share)	—	—	(56)	—	—	—
5.5	Employee stock plan issuance and other	—	852	(80)	(679)	186	(8)
(10.8)	Purchase of treasury stock	—	—	—	—	(335)	—

241.0	Balance at December 29, 2000	3	3,590	851	(679)	(454)	(44)
—	Net income	—	—	236	—	—	—
—	Dividends ($.255 per share)	—	—	(62)	—	—	—
5.8	Employee stock plan issuance and other	—	(212)	(84)	388	186	(6)
(6.1)	Purchase of treasury stock	—	—	—	—	(235)	—

240.7	Balance at December 28, 2001	3	3,378	941	(291)	(503)	(50)
—	Net income	—	—	277	—	—	—
—	Dividends ($.275 per share)	—	—	(67)	—	—	—
3.0	Employee stock plan issuance and other	—	(197)	(25)	291	90	(20)
(7.8)	Purchase of treasury stock	—	—	—	—	(254)	—

235.9	Balance at January 3, 2003	$3	$3,181	$1,126	$—	$(667)	$(70)

See Notes To Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements present the results of operations, financial position and cash flows of Marriott International, Inc. (together with its subsidiaries, we, us or the Company).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of sales and expenses during the reporting period and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the 2002 presentation.

As a result of the sale in December 2002 of 12 of our Senior Living Services communities, the definitive agreements we entered into to sell our senior living management business and nine of the remaining 23 communities, our plan to sell the remaining 14 communities and the discontinuation of our Distribution Services business, the balances and activities of two reportable segments, Senior Living Services and Distribution Services have been segregated and reported as discontinued operations for all periods presented.

In our opinion, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of January 3, 2003 and December 28, 2001, the results of operations and cash flows for the fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000. We have eliminated all material intercompany transactions and balances between entities included in these financial statements.

Fiscal Year

Our fiscal year ends on the Friday nearest to December 31. The 2002 fiscal year includes 53 weeks, while the 2001 and 2000 fiscal years include 52 weeks.

Revenue Recognition

Our sales include (1) base and incentive management fees, (2) franchise fees, (3) sales from lodging properties owned or leased by us, (4) cost reimbursements, (5) other lodging revenue, and (6) sales made by our Synthetic Fuel business. Management fees comprise a base fee, which is a percentage of the revenues of hotels, and an incentive fee, which is generally based on unit profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by lodging properties that we manage or franchise. Other lodging revenue includes sales from our timeshare and ExecuStay businesses.

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

Franchise Fee Revenue: We recognize franchise fee revenue in accordance with FAS No. 45, “Accounting for Franchise Fee Revenue.” We recognize franchise fees as revenue in each accounting period as fees are earned and become receivable from the franchisee.

Cost Reimbursements: We recognize cost reimbursements from managed and franchised properties when we incur the related reimbursable costs.

Synthetic Fuel: We recognize revenue from our Synthetic Fuel business when the synthetic fuel is produced and sold.

Ground Leases

We are both the lessor and lessee of land under long-term operating leases, which include scheduled increases in minimum rents. We recognize these scheduled rent increases on a straight-line basis over the initial lease terms.

Real Estate Sales

We account for the sales of real estate in accordance with FAS No. 66. We reduce gains on sales of real estate by the maximum exposure to loss if we have continuing involvement with the property and do not transfer substantially all of the risks and rewards of ownership. We reduced gains on sales of real estate due to maximum exposure to loss by $51 million in 2002, $16 million in 2001 and $18 million in 2000.

Profit Sharing Plan

We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. Excluding the discontinued Senior Living Services and Distribution Services businesses, we recognized compensation cost from profit sharing of $54 million in 2002, $52 million in 2001 and $50 million in 2000. We recognized compensation cost from profit sharing of $8 million in 2002, $6 million in 2001 and $5 million in 2000 related to the discontinued Senior Living Services and Distribution Services businesses.

Self-Insurance Programs

We are self-insured for certain levels of property, liability, workers’ compensation and employee medical coverage. We accrue estimated costs of these self-insurance programs at the present value of projected settlements for known and incurred but not reported claims. We use a discount rate of 4.8 percent to determine the present value of the projected settlements, which we consider to be reasonable given our history of settled claims, including payment patterns and the fixed nature of the individual settlements.

Marriott Rewards

Marriott Rewards is our frequent guest incentive marketing program. Marriott Rewards members earn points based on their spending at our lodging operations and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by airlines and credit card companies. Points which we accumulate and track on the members’ behalf can be redeemed for hotel stays at most of our lodging operations, airline tickets, airline frequent flier program miles, rental cars, and a variety of other awards. Points cannot be redeemed for cash.

We provide Marriott Rewards as a marketing program to participating hotels. We charge the cost of operating the program, including the estimated cost of award redemption, to hotels based on members’ qualifying expenditures.

Effective January 1, 2000, we changed certain aspects of our method of accounting for the Marriott Rewards program in accordance with Staff Accounting Bulletin (SAB) No. 101. Under the new accounting method, we defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We determine the fair value of the future redemption obligation based on statistical formulas which project timing of future point redemption based on historical levels, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. These factors determine the required liability for outstanding points. Our management and franchise agreements require that we be reimbursed currently for the costs of operating the program, including marketing, promotion, and communicating with, and performing member services for the Marriott Rewards members. Due to the requirement that hotels reimburse us for program operating costs as incurred, we receive and recognize the balance of the revenue from hotels in connection with the Marriott Rewards program at the time such costs are incurred and expensed. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred, and recognize the corresponding expense relating to the cost of the awards redeemed.

Our liability for the Marriott Rewards program was $683 million at January 3, 2003, and $631 million at December 28, 2001, of which we have included $418 million and $380 million, respectively, in other long-term liabilities in the accompanying consolidated balance sheet.

Cash and Equivalents

We consider all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Loan Loss and Accounts Receivable Reserves

We measure loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. We apply our loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. For loans that we have determined to be impaired, we recognize interest income on a cash basis. At January 3, 2003, our recorded investment in impaired loans was $129 million. We have a $59 million allowance for credit losses, leaving $70 million of our investment in impaired loans for which there is no related allowance for credit losses.

The following table summarizes the activity in our accounts and notes receivable reserves for the years ended December 29, 2000, December 28, 2001 and January 3, 2003:

	Accounts Receivable Reserve	Notes Receivable Reserve
($ in millions)
January 1, 2000	$22	$8
Additions	15	5
Write-offs	(14)	(1)

December 29, 2000	23	12
Additions	38	48
Write-offs	(11)	(1)

December 28, 2001	50	59
Additions	10	12
Write-offs	(20)	(12)

January 3, 2003	$40	$59

Valuation of Long-Lived Assets

We review the carrying values of long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we expect an asset to generate cash flows less than the asset’s carrying value at the lowest level of identifiable cash flows, we recognize a loss for the difference between the asset’s carrying amount and its fair value.

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

Summarized information relating to our unconsolidated affiliates is as follows: total assets, which primarily comprise hotel real estate managed by us, and total liabilities were approximately $4.1 billion and $2.9 billion, respectively, at January 3, 2003 and $4.3 billion and $3.1 billion, respectively, at December 28, 2001. Total sales and net loss were $1.3 billion and $59 million, respectively, for the year ended January 3, 2003 and $1.5 billion and $39 million, respectively, for the year ended December 28, 2001. Total sales and net income were $765 million and $14 million, respectively, for the year ended December 29, 2000. Our ownership interest in these unconsolidated affiliates varies generally from 10 percent to 50 percent.

Costs Incurred to Sell Real Estate Projects

We capitalize direct costs incurred to sell real estate projects attributable to and recoverable from the sales of timeshare interests until the sales are recognized. Costs eligible for capitalization follow the guidelines of FAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Selling and marketing costs capitalized under this approach were approximately $107 million and $126 million at January 3, 2003 and December 28, 2001, respectively, and are included in property and equipment in the accompanying consolidated balance sheets. If a contract is canceled, we charge unrecoverable direct selling and marketing costs to expense, and record deposits forfeited as income.

Interest Only Strips

We periodically sell notes receivable originated by our timeshare business in connection with the sale of timeshare intervals. We retain servicing assets and interest in the assets transferred to special purpose entities that are accounted for as interest only strips. We treat the interest only strips as “trading” or “available for sale” securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. We report changes in the fair values of the interest only strips through the accompanying consolidated statement of income for trading securities and through the accompanying consolidated statement of comprehensive income for available for sale securities. We had interest only strips of $135 million at January 3, 2003 and $87 million at December 28, 2001, which are recorded as long-term receivables on the consolidated balance sheet.

New Accounting Standards

We adopted FAS No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002. FAS No. 142 requires that goodwill is not amortized, but rather reviewed annually for impairment. The initial adoption of FAS No. 142 did not result in an impairment charge to goodwill or other intangible assets and increased our fiscal 2002 net income by approximately $30 million.

The following table presents the impact FAS No. 142 would have had on our income from continuing operations, basic and diluted earnings from continuing operations per share, and basic and diluted net earnings per share for fiscal years ended December 28, 2001 and December 29, 2000, if we had adopted it in the first quarter of 2000 ($ in millions, except per share amounts):

	Fiscal years ended
	December 28, 2001	December 29, 2000
Reported income from continuing operations, after tax	$269	$490
Goodwill amortization	27	27

Adjusted income from continuing operations, after tax	$296	$517

Reported net income	$236	$479
Goodwill amortization	32	31

Adjusted net income	$268	$510

Reported basic earnings from continuing operations per share	$1.10	$2.03
Goodwill amortization	.12	.12

Adjusted basic earnings from continuing operations per share	$1.22	$2.15

Reported basic net earnings per share	$.97	$1.99
Goodwill amortization	.13	.13

Adjusted basic net earnings per share	$1.10	$2.12

Reported diluted earnings from continuing operations per share	$1.05	$1.93
Goodwill amortization	.10	.11

Adjusted diluted earnings from continuing operations per share	$1.15	$2.04

Reported diluted net earnings per share	$92	$1.89
Goodwill amortization	.12	.12

Adjusted diluted net earnings per share	$1.04	$2.01

We adopted FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in the first quarter of 2002. The adoption of FAS No. 144 did not have any impact to our financial statements.

We will adopt FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in the first quarter of 2003. We do not expect the adoption of FAS No. 146 to have a material impact on our financial statements.

We have adopted the disclosure provisions of FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” FAS No. 148 requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements and does not have a financial impact on our financial statements. The expanded disclosure will be required in our quarterly financial reports beginning in the first quarter of 2003.

We adopted the disclosure provisions of FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others,” in the fourth quarter of 2002. We will apply the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002.

Under FIN 45, at the inception of guarantees issued after December 31, 2002, we will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. We will account for any fundings under the guarantee as a reduction of the liability. After funding has ceased, we will recognize the remaining liability in the income statement on a straight-line basis over the remaining term of the guarantee. In general, we issue guarantees in connection with obtaining long-term management contracts, and thus in those cases the offsetting entry will be capitalized and amortized over the life of the management contract.

Adoption of FIN 45 will have no impact to our historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45. The impact on future financial statements will depend on the nature and extent of issued guarantees but is not expected to have a material impact to us.

FIN 46, “Consolidation of Variable Interest Entities,” is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN 46 provisions must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the third quarter of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. Where it is reasonably possible that the company will consolidate or disclose information about a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003.

We do not believe that it is reasonably possible that the adoption of FIN 46 will result in our consolidation of any previously unconsolidated entities. The adoption of FIN 46 may result in additional disclosure about a limited number of investments in variable interest entities. We do not expect such disclosure to be material.

FIN 46 does not apply to qualifying special purpose entities, such as those used by us to sell notes receivable originated by our timeshare business in connection with the sale of timeshare intervals. These qualifying special purpose entities will continue to be accounted for in accordance with FAS No. 140.

Stock-based Compensation

At January 3, 2003, we have several stock-based employee compensation plans, which we describe more fully in the “Employee Stock Plans” footnote. We account for those plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we do not reflect stock-based employee compensation cost in net income for our Stock Option Program, the Supplemental Executive Stock Option awards or the Stock Purchase Plan. We recognized stock-based employee compensation cost of $9 million, $19 million and $14 million, net of tax, for deferred share grants and restricted share grants for 2002, 2001 and 2000, respectively. The impact of measured but unrecognized compensation cost and excess tax benefits credited to additional paid-in capital is included in the denominator of the diluted pro forma shares for all years presented.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation ($ in millions, except per share amounts):

	2002	2001	2000
Net income, as reported	$277	$236	$479
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9	19	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(64)	(68)	(58)

Pro forma net income	$222	$187	$435

Earnings per share:
Basic – as reported	$1.15	$.97	$1.99

Basic – pro forma	$.93	$.77	$1.80

Diluted – as reported	$1.10	$.92	$1.89

Diluted – pro forma	$.90	$.74	$1.73

RELATIONSHIP WITH MAJOR CUSTOMER

In December 1998, Host Marriott Corporation (Host Marriott) reorganized its business operations to qualify as a real estate investment trust (REIT). In conjunction with its conversion to a REIT, Host Marriott spun off, in a taxable transaction, a new company called Crestline Capital Corporation (Crestline). As part of the Crestline spinoff, Host Marriott transferred to Crestline all of the senior living communities previously owned by Host Marriott, and Host Marriott entered into lease or sublease agreements with subsidiaries of Crestline for substantially all of Host Marriott’s lodging properties. Our lodging and senior living community management and franchise agreements with Host Marriott were also assigned to these Crestline subsidiaries. The lodging agreements now provide for us to manage the Marriott, Ritz-Carlton, Courtyard and Residence Inn hotels leased by the lessee. The lessee cannot take certain major actions relating to leased properties that we manage without our consent. Effective as of January 1, 2001, a Host Marriott taxable subsidiary acquired the lessee entities for the full-service hotels in the United States and took an assignment of the lessee entities’ interests in the leases for the hotels in Canada. On January 11, 2002, Crestline closed on the sale of its senior living communities to an unaffiliated third-party. The Company continues to manage these senior living communities.

We recognized sales of $2,547 million, $2,440 million and $2,746 million and lodging financial results of $150 million, $162 million and $235 million during 2002, 2001 and 2000, respectively, from lodging properties owned or leased by Host Marriott. Additionally, Host Marriott is a general partner in several unconsolidated partnerships that own lodging properties operated by us under long-term agreements. We recognized sales of $494 million, $546 million and $622 million and income of $28 million, $40 million and $72 million in 2002, 2001 and 2000, respectively, from the lodging properties owned by these unconsolidated partnerships. We also leased land to certain of these partnerships and recognized land rent income of $18 million, $19 million and $21 million, respectively, in 2002, 2001 and 2000.

In December 2000, we acquired 120 Courtyard by Marriott hotels, through an unconsolidated joint venture (the Courtyard Joint Venture) with an affiliate of Host Marriott. Prior to the formation of the Courtyard Joint Venture, Host Marriott was a general partner in the unconsolidated partnerships that owned the 120 Courtyard by Marriott hotels. Amounts recognized from lodging properties owned by unconsolidated partnerships above include the following amounts related to these 120 Courtyard hotels: sales of $313 million, $316 million and $345 million, management fee income and equity results in the joint venture of $13 million, $25 million and $53 million and land rent income of $18 million, $18 million and $19 million in 2002, 2001 and 2000, respectively. In addition, we recognized interest income of $27 million and $26 million in 2002 and 2001, respectively, on the $200 million mezzanine debt provided by us to the joint venture.

We have provided Host Marriott with financing for a portion of the cost of acquiring properties to be operated or franchised by us, and may continue to provide financing to Host Marriott in the future. The outstanding principal balance of these loans was $5 million and $7 million at January 3, 2003 and December 28, 2001, respectively, and we recognized $1 million in each of 2002, 2001 and 2000 in interest and fee income under these credit agreements with Host Marriott.

We have guaranteed the performance of Host Marriott and certain of its affiliates to lenders and other third parties. These guarantees were limited to $7 million at January 3, 2003. We have made no payments pursuant to these guarantees. We lease land to the Courtyard joint venture that had an aggregate book value of $184 million at January 3, 2003. This land has been pledged to secure debt of the lessees. We have agreed to defer receipt of rentals on this land, if necessary, to permit the lessees to meet their debt service requirements.

In recognition of the evolving changes in the lodging industry over the last ten years and the age of our agreements with Host Marriott, many provisions of which predated our 1993 Spin-off, and the need to provide clarity on a number of points and consistency on contractual terms over the large portfolio of Host Marriott owned hotels, we and Host Marriott concluded that we could mutually enhance the long term strength and growth of both companies by updating our existing relationship. Accordingly, in 2002 we negotiated certain changes to our management agreements for Host Marriott-owned hotels. The modifications were completed during the third quarter of 2002 and are effective as of the beginning of our 2002 fiscal year. These changes, among other things,

•	Provided Host Marriott with additional approval rights over budgets and capital expenditures;

•	Extended the term of our management agreements for five hotels that were subject to termination in the short term, and two core system hotels that provide additional years at the end of the current term;

•	Changed the pool of hotels that Host Marriott could sell with franchise agreements to one of our approved franchisees and revised the method of determining the number of hotels that may be sold without a management agreement or franchise agreement;

•	Lowered the incentive management fees payable to us by amounts that will depend in part on underlying hotel profitability. In 2002, the reduction was $2.5 million;

•	Reduced certain expenses to the properties and lowered Host Marriott’s working capital requirements;

•	Confirmed that we and our affiliates may earn a profit (in addition to what we earn through management fees) on certain transactions relating to Host Marriott-owned properties, and established the specific conditions under which we may profit on future transactions; and

•	Terminated our prior right to make significant purchases of Host Marriott’s outstanding common stock upon certain changes of control and clarified our rights in each of our management agreements to prevent either a sale of the hotel to our major competitors or specified changes in control of Host Marriott involving our major competitors.

The monetary effect of the changes will depend on future events such as the financial results of the hotels. We do not expect these modifications to have a material financial impact on us.

NOTES RECEIVABLE

	2002	2001
	($ in millions)
Loans to timeshare owners	$169	$288
Lodging senior loans	320	314
Lodging mezzanine loans	624	530
Senior Living Services loans	—	16

	1,113	1,148
Less current portion	(72)	(73)

	$1,041	$1,075

Lodging mezzanine loans include the loan to the Courtyard joint venture. Amounts due within one year are classified as current assets in the accompanying consolidated balance sheet, including $16 million and $29 million, respectively, as of January 3, 2003 and December 28, 2001, related to the loans to timeshare owners.

PROPERTY AND EQUIPMENT

	2002	2001
	($ in millions)
Land	$386	$435
Buildings and leasehold improvements	547	440
Furniture and equipment	676	497
Timeshare properties	1,270	1,167
Construction in progress	180	330

	3,059	2,869
Accumulated depreciation and amortization	(470)	(409)

	$2,589	$2,460

We record property and equipment at cost, including interest, rent and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $43 million in 2002, $61 million in 2001 and $52 million in 2000. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor and wall coverings and paint. All repairs and maintenance costs are expensed as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years). We amortize leasehold improvements over the shorter of the asset life or lease term.

ACQUISITIONS AND DISPOSITIONS

Courtyard Joint Venture

In the first quarter of 2000, we entered into an agreement to resolve litigation involving certain limited partnerships formed in the mid- to late 1980s. The agreement was reached with lead counsel to the plaintiffs in the lawsuits, and with the special litigation committee appointed by the general partner of two of the partnerships, Courtyard by Marriott Limited Partnership (CBM I) and Courtyard by Marriott II Limited Partnership (CBM II). The agreement was amended in September 2000, to increase the amount that CBM I settlement class members were to receive after deduction of court-awarded attorneys’ fees and expenses and to provide that the defendants, including the Company, would pay a portion of the attorneys’ fees and expenses of the CBM I settlement class.

Under the agreement, we acquired, through an unconsolidated joint venture with an affiliate of Host Marriott, substantially all of the limited partners’ interests in CBM I and CBM II which own 120 Courtyard by Marriott hotels. We continue to manage the 120 hotels under long-term agreements. The joint venture was financed with equity contributed in equal shares by us and an affiliate of Host Marriott and approximately $200 million in mezzanine debt provided by us. Our total investment in the joint venture, including the mezzanine debt, is approximately $300 million. Final court approval of the CBM I and CBM II settlements was granted on October 24, 2000, and became effective on December 8, 2000.

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

Dispositions

In 2002, we sold three lodging properties and six pieces of undeveloped land for $330 million in cash. We will continue to operate two of the hotels under long-term management agreements. We accounted for two of the three property sales under the full accrual method in accordance with FAS No. 66. The buyer did not make adequate minimum initial investments in the remaining property, which we accounted for under the cost recovery method. The sale of one of the properties was to a joint venture in which we have a minority interest and was sold at a loss. We recognized $6 million of pretax gains in 2002 and will recognize the remaining $51 million of pretax gains in subsequent years, provided certain contingencies in the sales contracts expire.

In 2002, we also sold our 11 percent investment in Interval International, a timeshare exchange company, for approximately $63 million. In connection with the transaction, we recorded a pretax gain of approximately $44 million.

In 2001, we agreed to sell 18 lodging properties and three pieces of undeveloped land for $682 million. We continue to operate 17 of the hotels under long-term management agreements. In 2001, we closed on 11 properties and three pieces of undeveloped land for $470 million, and in 2002, we closed on the remaining seven properties for $212 million. We accounted for six of the 18 property sales under the full accrual method in accordance with FAS No. 66. The buyers did not make adequate minimum initial investments in the remaining 12 properties, which we accounted for under the cost recovery method. Two of the properties were sold to joint ventures in which we have a minority interest. Where the full accrual method applied, we recognized profit proportionate to the outside interests in the joint venture at the date of sale. We recognized $2 million of pretax profit in 2002 and $2 million of pretax losses in 2001 and will recognize the remaining $27 million of pretax deferred gains in subsequent years, provided certain contingencies in the sales contracts expire.

In 2001, in connection with the sale of four of the above lodging properties, we agreed to transfer 31 existing lodging property leases to a subsidiary of the lessor and subsequently enter into agreements with the new lessee to operate the hotels under long-term management agreements. These properties were previously sold and leased back by us in 1997, 1998 and 1999. As of January 3, 2003, 21 of these leases had been transferred, and pretax gains of $5 million and $12 million previously deferred on the sale of these properties were recognized when our lease obligations ceased in 2002 and 2001, respectively.

In 2001, we sold land for $71 million to a joint venture at book value. The joint venture is building two resort hotels in Orlando, Florida. We are providing development services and have guaranteed completion of the project. We expect the hotels to open in July 2003. At opening we also expect to hold approximately $110 million in mezzanine loans that we have agreed to advance to the joint venture. We have provided the venture with additional credit facilities for certain amounts due under the first mortgage loan. Since we have an option to repurchase the property at opening if certain events transpire, we have accounted for the sale of the land as a financing transaction in accordance with FAS No. 66. We reflect sales proceeds of $71 million, less $50 million funded by our initial loans to the joint venture, as long-term debt in the accompanying consolidated balance sheet.

In 2001, we sold and leased back one lodging property for $15 million in cash, which generated a pretax gain of $2 million. We will recognize this gain as a reduction of rent expense over the initial lease term.

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

In the fourth quarter of 2000 we sold land, at book value, for $46 million to a joint venture in which we hold a minority interest. The joint venture has built a resort hotel, which was partially funded with $46 million of mezzanine financing to be provided by us.

In 2000, we sold and leased back, under long-term, limited-recourse leases, three lodging properties for an aggregate purchase price of $103 million. We agreed to pay a security deposit of $3 million, which will be refunded at the end of the leases. The sales price exceeded the net book value by $3 million, which we will recognize as a reduction of rent expense over the 15-year initial lease terms.

In 2000, we agreed to sell 23 lodging properties for $519 million in cash. We continue to operate the hotels under long-term management agreements. As of January 3, 2003, all the properties had been sold, generating pretax gains of $31 million. We accounted for 14 of the 17 properties under the full accrual method in accordance with FAS No. 66. The buyers did not make adequate minimum initial investments in the remaining three properties, which we accounted for under the cost recovery method. Four of the 17 properties were sold to a joint venture in which we have a minority interest. Where the full accrual method applied, we recognized profit proportionate to the outside interests in the joint venture at the date of sale. We recognized $5 million, $13 million and $9 million of pretax gains in 2002, 2001 and 2000 respectively, and will recognize the remainder in subsequent years provided certain contingencies in the sales contracts expire. Unaffiliated third-party tenants lease 13 of the properties from the buyers. In 2000, one of these tenants replaced us as the tenant on nine other properties that we sold and leased back in 1997 and 1998. We now manage these nine previously leased properties under long-term management agreements, and deferred gains on the sale of these properties of $15 million were recognized as our leases were canceled throughout 2000. In connection with the sale of four of the properties, we provided $39 million of mezzanine funding and agreed to provide the buyer with up to $161 million of additional loans to finance future acquisitions of Marriott-branded hotels. We also acquired a minority interest in the joint venture that purchased the four hotels. During 2001 we funded $27 million under this loan commitment in connection with one of the 11 property sales described above.

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

See Assets Held for Sale note for dispositions related to our discontinued Senior Living Services business.

ASSET SECURITIZATIONS

We periodically sell, with limited recourse, through special purpose entities, notes receivable originated by our timeshare business in connection with the sale of timeshare intervals. We continue to service the notes and transfer all proceeds collected to the special purpose entities. We retain servicing assets and interests in the securitizations which are accounted for as interest only strips. The interests are limited to the present value of cash available after paying financing expenses, program fees, and absorbing credit losses. We have included gains from the sales of timeshare notes receivable totaling $60 million in 2002, $40 million in 2001 and $22 million in 2000 in other revenue in the consolidated statement of income.

At the date of securitization and at the end of each reporting period, we estimate the fair value of the interest only strips and servicing assets using a discounted cash flow model. These transactions utilize interest rate swaps to protect the net interest margin associated with the beneficial interest. We report changes in the fair value of the interest only strips that are treated as available-for-sale securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, through other comprehensive income in the accompanying consolidated balance sheet. We report income changes in the fair value of interest only strips treated as trading securities under the provisions of FAS No. 115. We used the following key assumptions in measuring the fair value of the interest only strips at the time of securitization and at the end of each of the years ended January 3, 2003, December 28, 2001 and December 29, 2000: average discount rate of 5.69 percent, 6.89 percent and 7.82 percent, respectively; average expected annual prepayments, including defaults, of 15.48 percent, 15.43 percent and 12.72 percent, respectively; expected weighted average life of prepayable notes receivable, excluding prepayments, of 119 months, 118 months and 86 months, respectively, and expected weighted average life of prepayable notes receivable, including prepayments, of 44 months, 40 months, and 38 months, respectively. Our key assumptions are based on experience. To date, actual results have not materially affected the carrying value of the interests.

Cash flows between us and third-party purchasers during the years ended January 3, 2003, December 28, 2001 and December 29, 2000, were as follows: net proceeds to us from new securitizations of $341 million, $199 million and $144 million, respectively; repurchases by us of delinquent loans (over 150 days overdue) of $16 million, $13 million and $12 million, respectively; servicing fees received by us of $3 million in 2002 and $2 million in 2001 and 2000, and cash flows received on retained interests of $28 million, $30 million and $18 million, respectively.

On November 20, 2002, we repurchased notes receivable with a principal balance of $381 million and immediately sold $365 million of those notes, along with $135 million of additional notes, in a $500 million securitization to an investor group. We have included net proceeds from these transactions of $89 million, including repayments of interest rate swaps on the $381 million of repurchased notes receivables, in the net proceeds from new securitizations disclosed above. We realized a gain of $14 million, primarily associated with the $135 million of additional notes sold, which is included in the $60 million gain on the sales of notes receivable for fiscal year 2002 disclosed above.

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

At January 3, 2003, $682 million of principal remains outstanding in all securitizations in which we have a retained interest only strip. Delinquencies of more than 90 days at January 3, 2003, amounted to $2 million. Loans repurchased by the Company, net of obligors subsequently curing delinquencies, during the year ended January 3, 2003, amounted to $13 million. We have been able to resell timeshare units underlying repurchased loans without incurring material losses.

We have completed a stress test on the net present value of the interest only strips and the servicing assets with the objective of measuring the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. The net present value of the interest only strips and servicing assets was $143 million at January 3, 2003, before any stress test changes were applied. An increase of 100 basis points in the prepayment rate would decrease the year-end valuation by $3 million, or 2 percent, and an increase of 200 basis points in the prepayment rate would decrease the year-end valuation by $6 million, or 4 percent. An increase of 100 basis points in the discount rate would decrease the year-end valuation by $3 million, or 2 percent, and an increase of 200 basis points in the discount rate would decrease the year-end valuation by $7 million, or 5 percent. A decline of two months in the weighted average remaining term would decrease the year-end valuation by $2 million, or 1 percent, and a decline of four months in the weighted average remaining term would decrease the year-end valuation by $4 million, or 3 percent.

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

ASSETS HELD FOR SALE – DISCONTINUED OPERATIONS

Senior Living Services

On December 30, 2002, we entered into a definitive agreement to sell our senior living management business to Sunrise Assisted Living, Inc. and to sell nine senior living communities we own to CNL Retirement Partners, Inc. (CNL) for approximately $259 million in cash. We expect to complete the sales in early 2003. On December 17, 2002, we sold twelve senior living communities to CNL for approximately $89 million. We accounted for the sale under the full accrual method in accordance with FAS No. 66; and we recorded an after-tax loss of approximately $13 million. Also, on December 30, 2002, we purchased 14 senior living communities for approximately $15 million in cash, plus the assumption of $227 million in debt, from an unrelated owner. We had previously agreed to provide a form of credit enhancement on the outstanding debt related to these communities. We plan to restructure the debt and sell the communities in 2003. Management has approved and committed to a plan to sell these communities within 12 months. Accordingly, the operating results of our senior living segment are reported in discontinued operations and the remaining assets and liabilities are classified as assets held for sale and liabilities of businesses held for sale, respectively, on the balance sheet at January 3, 2003.

As a result of the transactions outlined above, we anticipate a total after-tax charge of $109 million. Since generally accepted accounting principles do not allow gains to be recognized until the underlying transaction closes, we cannot record the estimated after-tax gain of $22 million on the sale of the nine communities to CNL until the sale is completed, which is expected to be in early 2003. As a result, we have recorded an after-tax charge of $131 million which is included in discontinued operations for the year ended January 3, 2003.

In December 2001, management approved and committed to a plan to exit the companion living concept of senior living services and sell the related properties within the next 12 months. We recorded an impairment charge of $60 million to adjust the carrying value of the properties to their estimated fair value for the year ended December 29, 2001. On October 1, 2002, we completed the sale of these properties for $62 million which exceeded our previous estimate of fair value by $11 million. We have included the $11 million gain in discontinued operations for the year ended January 3, 2003.

In the second quarter of 2002, we sold five senior living communities for $59 million. We continue to operate the communities under long-term management agreements. We accounted for these sales under the full accrual method in accordance with FAS No. 66. We will recognize pretax gains of approximately $6 million provided certain contingencies in the sales contract expire.

Additional information regarding the Senior Living Services business is as follows ($ in millions):

	2002	2001	2000
Sales	$802	$729	$669
Pretax income (loss) on operations	37	(45)	(18)
Tax (provision) benefit	(14)	16	5
Income (loss) on operations, net of tax	23	(29)	(13)
Pretax loss on disposal	(141)	—	—
Tax benefit	10	—	—
Loss on disposal, net of tax	(131)	—	—
Property, plant and equipment	434	495	553
Goodwill	115	115	120
Other assets	54	63	86
Liabilities	$317	$281	$287

The tax benefit in 2002 of $10 million associated with the loss on disposal includes $45 million of additional taxes related to goodwill with no tax basis.

Distribution Services

In the third quarter of 2002, we completed a previously announced strategic review of the Distribution Services business and decided to exit the business. During the fourth quarter of 2002 we completed the exit of the MDS business. The exit was accomplished through a combination of transferring certain facilities, closing of other facilities and other suitable arrangements. In the year ended January 3, 2003, we recognized a pretax charge of $65 million in connection with the decision to exit this business. The charge includes: (1) $15 million for payments to third parties to subsidize their assumption of, or in some cases to terminate, existing distribution or warehouse lease contracts; (2) $9 million for severance costs; (3) $10 million related to the adjusting of fixed assets to net realizable values; (4) $2 million related to inventory losses; (5) $15 million for losses on equipment leases; (6) $10 million for losses on warehouse leases; and (7) $4 million of other associated charges. We expect to incur further expenses during 2003 in connection with the wind down of the business, but we currently are unable to estimate their magnitude.

Additional information regarding the MDS disposal group is as follows:

($ in millions)

	2002	2001	2000
Sales	$1,376	$1,637	$1,500
Pretax (loss) income from operations	(24)	(6)	4
Tax benefit (provision)	10	2	(2)
(Loss) income on operations, net of tax	(14)	(4)	2
Pretax exit costs	(65)	—	—
Tax benefit	25	—	—
Exit costs, net of tax	(40)	—	—
Property, plant and equipment	9	25	28
Other assets	21	191	166
Liabilities	$49	$86	$83

At December 28, 2001, assets held for sale included $87 million of full-service lodging properties, including $11 million of undeveloped land, $158 million of select-service properties and $27 million of extended-stay properties. Included in other liabilities at December 28, 2001, are $2 million of liabilities related to the assets held for sale.

During the fourth quarter of 2001, management approved and committed to a plan to sell two lodging properties and undeveloped land for an estimated sales price of $119 million. Seven additional lodging properties ($156 million purchase price) were subject to signed contracts at December 28, 2001. In 2001 we recorded an impairment charge to adjust the carrying value of three properties and the undeveloped land to their estimated fair value less cost to sell. All of the properties and undeveloped land were sold during the year ended January 3, 2003, with the exception of one lodging property and one piece of undeveloped land since no suitable buyers were located. The lodging property and undeveloped land have been reclassified as held and used and recorded at the fair value, which was lower than the carrying amount of the assets before they were classified as held for sale, less any depreciation expense that would have been recognized had the asset been continuously classified as held and used. There were no lodging properties held for sale on January 3, 2003.

INTANGIBLE ASSETS

	2002	2001
	($ in millions)
Management, franchise and license agreements	$673	$837
Goodwill	1,052	1,105

	1,725	1,942
Accumulated amortization	(307)	(308)

	$1,418	$1,634

We amortize intangible assets on a straight-line basis over periods of three to 40 years. Intangible amortization expense, including amounts related to discontinued operations, totaled $38 million in 2002, $73 million in 2001 and $64 million in 2000.

In the fourth quarter of 2002 we performed the annual goodwill impairment tests required by FAS No. 142. During the fourth quarter, we continued to experience softness in demand for corporate housing, and the ExecuStay business results did not start to recover as previously anticipated, particularly in New York. Additionally, we decided to convert certain geographical markets to franchises, which we anticipate will result in more stable, albeit lower, profit growth. Due to the increased focus on franchising, the continued weak operating environment, and a consequent delay in the expectations for recovery of this business from the current operating environment, we recorded a $50 million pretax charge in the fourth quarter of 2002. In calculating this impairment charge, we estimated the fair value of the ExecuStay reporting unit using a combination of discounted cash flow methodology and recent comparable transactions.

SHAREHOLDERS’ EQUITY

Eight hundred million shares of our Class A Common Stock with a par value of $.01 per share are authorized. Ten million shares of preferred stock, without par value, are authorized, 200,000 shares have been issued, 100,000 of which were for the Employee Stock Ownership Plan (ESOP) and 100,000 of which were for Capped Convertible Preferred Stock. As of December 28, 2001, 109,223 shares of preferred stock were outstanding, 29,124 of which related to the ESOP and 80,099 of which were Capped Convertible Preferred Stock. As of January 3, 2003, no shares of preferred stock were outstanding as the Capped Convertible Preferred Stock shares were retired and cancelled.

On March 27, 1998, our Board of Directors adopted a shareholder rights plan under which one preferred stock purchase right was distributed for each share of our Class A Common Stock. Each right entitles the holder to buy 1/1000th of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $175. The rights may not presently be exercised, but will be exercisable 10 days after a person or group acquires beneficial ownership of 20 percent or more of our Class A Common Stock, or begins a tender or exchange for 30 percent or more of our Class A Common Stock. Shares owned by a person or group on March 27, 1998, and held continuously thereafter, are exempt for purposes of determining beneficial ownership under the rights plan. The rights are nonvoting and will expire on the tenth anniversary of the adoption of the shareholder rights plan, unless previously exercised or redeemed by us for $.01 each. If we are involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right.

During the second quarter of 2000 we established an employee stock ownership plan solely to fund employer contributions to the profit sharing plan. The ESOP acquired 100,000 shares of special-purpose Company convertible preferred stock (ESOP Preferred Stock) for $1 billion. The ESOP Preferred Stock has a stated value and liquidation preference of $10,000 per share, pays a quarterly dividend of 1 percent of the stated value, and is convertible into our Class A Common Stock at any time based on the amount of our contributions to the ESOP and the market price of the common stock on the conversion date, subject to certain caps and a floor price. We hold a note from the ESOP, which is eliminated upon consolidation, for the purchase price of the ESOP Preferred Stock. The shares of ESOP Preferred Stock are pledged as collateral for the repayment of the ESOP’s note, and those shares are released from the pledge as principal on the note is repaid. Shares of ESOP Preferred Stock released from the pledge may be redeemed for cash based on the value of the common stock into which those shares may be converted. Principal and interest payments on the ESOP’s debt were forgiven periodically to fund contributions to the ESOP and release shares of ESOP Preferred Stock. Unearned ESOP shares have been reflected within shareholders’ equity and are amortized as shares of ESOP Preferred Stock are released and cash is allocated to employees’ accounts. The fair market value of the unearned ESOP shares at December 28, 2001 was $263 million. The last of the shares of ESOP Preferred Stock were released to fund contributions as of July 18, 2002 at which time the remainder of the principal and interest due on the ESOP’s note was forgiven. As of January 3, 2003, there were no outstanding shares of ESOP Preferred Stock.

Accumulated other comprehensive loss of $70 million and $50 million at January 3, 2003 and December 28, 2001, respectively, consists primarily of fair value changes of certain financial instruments and foreign currency translation adjustments.

INCOME TAXES

Total deferred tax assets and liabilities as of January 3, 2003 and December 28, 2001, were as follows:

	2002	2001
	($ in millions)
Deferred tax assets	$717	$481
Deferred tax liabilities	(348)	(353)

Net deferred taxes	$369	$128

The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of January 3, 2003 and December 28, 2001, were as follows:

	2002	2001
	($ in millions)
Self insurance	$35	$50
Employee benefits	162	162
Deferred income	52	35
Other reserves	70	59
Disposition reserves	73	23
Frequent guest program	64	58
Tax credits	122	34
Timeshare operations	(18)	(28)
Property, equipment and intangible assets	(136)	(187)
Other, net	(55)	(78)

Net deferred taxes	$369	$128

At January 3, 2003, we had approximately $45 million of tax credits that expire through 2022 and $77 million of tax credits that do not expire.

We have made no provision for U.S. income taxes, or additional foreign taxes, on the cumulative unremitted earnings of non-U.S. subsidiaries ($263 million as of January 3, 2003) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sell our interests in the affiliates. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

The provision for income taxes consists of:

		2002	2001	2000
		($ in millions)
Current	- Federal	$129	$138	$212
	- State	42	17	28
	- Foreign	31	21	26

		202	176	266
Deferred	- Federal	(146)	(28)	5
	- State	(24)	4	10
	- Foreign	—	—	—

		(170)	(24)	15

		$32	$152	$281

The current tax provision does not reflect the benefits attributable to us relating to our ESOP of $70 million in 2002 and $101 million in 2001 or the exercise of employee stock options of $25 million in 2002, $55 million in 2001 and $42 million in 2000. The taxes applicable to other comprehensive income are not material.

A reconciliation of the U.S. statutory tax rate to our effective income tax rate follows:

	2002	2001	2000
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	4.0	3.7	3.6
Foreign income	(1.5)	(2.9)	(1.4)
Tax credits	(34.8)	(3.6)	(3.1)
Goodwill	3.6	2.5	1.4
Other, net	0.5	1.4	1.1

Effective rate	6.8%	36.1%	36.6%

Cash paid for income taxes, net of refunds, was $107 million in 2002, $125 million in 2001 and $145 million in 2000.

LEASES

We have summarized our future obligations under operating leases at January 3, 2003 below:

Fiscal Year	($ in millions)
2003	$124
2004	124
2005	119
2006	110
2007	107
Thereafter	935

Total minimum lease payments	$1,519

Most leases have initial terms of up to 20 years and contain one or more renewal options, generally for five-or 10-year periods. These leases provide for minimum rentals and additional rentals based on our operations of the leased property. The total minimum lease payments above include $548 million representing obligations of consolidated subsidiaries that are non-recourse to Marriott International, Inc.

The totals above exclude minimum lease payments of $6 million, $5 million, $4 million, $3 million, $2 million, and $3 million for 2003, 2004, 2005, 2006, 2007, and thereafter, respectively, related to the discontinued Distribution Services business. Also excluded are minimum lease payments of $36 million for each of 2003 and 2004, $35 million for each of 2005 and 2006, $36 million for 2007 and $222 million for thereafter related to the discontinued Senior Living Services business. The total future minimum lease payments associated with Senior Living Services business include $82 million representing obligations of consolidated subsidiaries that are non-recourse to Marriott International, Inc.

Rent expense consists of:

	2002	2001	2000
	($ in millions)
Minimum rentals	$134	$131	$120
Additional rentals	75	87	95

	$209	$218	$215

The totals above exclude minimum rent expenses of $34 million, $33 million, and $33 million and additional rent expenses of $4 million, $4 million, and $2 million for 2002, 2001 and 2000, respectively, related to the discontinued

Senior Living Services business. The totals also do not include minimum rent expenses of $42 million, $20 million, and $18 million for 2002, 2001 and 2000, respectively, related to the discontinued Distribution Services business.

LONG-TERM DEBT

Our long-term debt at January 3, 2003 and December 28, 2001, consisted of the following:

	2002	2001
	($ in millions)
Senior notes (Series A through E), average interest rate of 7.4% at January 3, 2003, maturing through 2009	$1,300	$1,300
Commercial paper, average interest rate of 2.1% at January 3, 2003	102	—
Revolver, average interest rate of 5.4% at January 3, 2003	21	923
Mortgage debt	181	—
Other	130	110

	1,734	2,333
Less current portion	(242)	(32)

	$1,492	$2,301

The totals above exclude long-term debt of $144 million and short-term debt of $11 million at January 3, 2003 and long-term debt of $107 million and short-term debt of $11 million at December 28, 2001 related to the discontinued Senior Living Services business.

As of January 3, 2003 all debt, other than mortgage debt, is unsecured.

In April 1999, January 2000 and January 2001, we filed “universal shelf” registration statements with the Securities and Exchange Commission in the amount of $500 million, $300 million and $300 million, respectively. As of January 3, 2003, we had offered and sold to the public $600 million of debt securities under these registration statements, leaving a balance of $500 million available for future offerings.

In January 2001, we issued, through a private placement, $300 million of 7 percent Series E Notes due 2008, and received net proceeds of $297 million. On January 15, 2002 we completed a registered exchange offer to exchange these notes for publicly registered new notes on substantially identical terms.

In July 2001 and February 1999, respectively, we entered into $1.5 billion and $500 million multicurrency revolving credit facilities (the Facilities) each with terms of five years. Borrowings bear interest at the London Interbank Offered Rate (LIBOR) plus a spread, based on our public debt rating. Additionally, we pay annual fees on the Facilities at a rate also based on our public debt rating. We classify commercial paper, which is supported by the Facilities, as long-term debt based on our ability and intent to refinance it on a long-term basis.

We are in compliance with covenants in our loan agreements, which require the maintenance of certain financial ratios and minimum shareholders’ equity, and also include, among other things, limitations on additional indebtedness and the pledging of assets.

The 2002 statement of cashflows excludes the assumption of $227 million of debt associated with the acquisition of 14 Senior Living communities, the contribution of the Ramada license agreements to the joint venture with Cendant at their carrying value of approximately $200 million, and $23 million of other joint venture investments. The 2001 statement of cash flows excludes $109 million, of financing and joint venture investments made by us in connection with asset sales. The 2000 statement of cashflows excludes $79 million of financing and joint venture investments made by us in connection with asset sales.

Aggregate debt maturities for continuing operations, excluding convertible debt are: 2003- $242 million; 2004 - $27 million; 2005 - $523 million; 2006 - $110 million; 2007 - $11 million and $821 million thereafter.

Cash paid for interest (including discontinued operations), net of amounts capitalized was $71 million in 2002, $68 million in 2001 and $74 million in 2000.

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

	2002	2001	2000
Computation of Basic Earnings Per Share
Income from continuing operations	$439	$269	$490
Weighted average shares outstanding	240.3	243.3	241.0

Basic earnings per share from continuing operations	$1.83	$1.10	$2.03

Computation of Diluted Earnings Per Share
Income from continuing operations	$439	$269	$490
After-tax interest expense on convertible debt	4	—	—

Income from continuing operations for diluted earnings per share	$443	$269	$490

Weighted average shares outstanding	240.3	243.3	241.0
Effect of dilutive securities
Employee stock purchase plan	—	—	0.1
Employee stock option plan	6.2	7.9	7.5
Deferred stock incentive plan	5.2	5.5	5.4
Convertible debt	2.9	—	—

Shares for diluted earnings per share	254.6	256.7	254.0

Diluted earnings per share from continuing operations	$1.74	$1.05	$1.93

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. The determination as to dilution is based on earnings from continuing operations. The calculation of diluted earnings per share does not include the following because the inclusion would have an antidilutive impact for the applicable period: (a) for the year ended January 3, 2003, 6.9 million options and (b) for the year ended December 28, 2001, $5 million of after-tax interest expense on convertible debt and 4.1 million shares issuable upon conversion of convertible debt, and 5.1 million options.

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

Deferred shares granted to officers and key employees under the Comprehensive Plan generally vest over 10 years in annual installments commencing one year after the date of grant. We accrue compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. We granted 0.1 million deferred shares during 2002. Compensation cost recognized during 2002, 2001 and 2000 was $9 million, $25 million and $18 million, respectively.

Restricted shares under the Comprehensive Plan are issued to officers and key employees and distributed over a number of years in annual installments, subject to certain prescribed conditions including continued employment. We recognize compensation expense for the restricted shares over the restriction period equal to the fair market value of the shares on the date of issuance. We awarded 0.1 million restricted shares under this plan during 2002. We recognized compensation cost of $5 million in 2002 and $4 million in each of 2001 and 2000.

Under the Stock Purchase Plan, eligible employees may purchase our Class A Common Stock through payroll deductions at the lower of the market value at the beginning or end of each plan year.

Employee stock options may be granted to officers and key employees at exercise prices equal to the market price of our Class A Common Stock on the date of grant. Nonqualified options expire 10 years after the date of grant, except those issued from 1990 through 2000, which expire 15 years after the date of the grant. Most options under the Stock Option Program are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. In February 1997, 2.1 million Supplemental Executive Stock Option awards were awarded to certain of our officers. The options vest after eight years but could vest earlier if our stock price meets certain performance criteria. None of these options, which have an exercise price of $25, were exercised during 2002, 2001 or 2000 and 1.9 million remained outstanding at January 3, 2003.

For the purposes of the disclosures required by FAS No. 123, “Accounting for Stock-Based Compensation”, the fair value of each option granted during 2002, 2001 and 2000 was $14, $16 and $15, respectively. We estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

	2002	2001	2000
Annual dividends	$0.28	$0.26	$0.24
Expected volatility	32%	32%	30%
Risk-free interest rate	3.6%	4.9%	5.8%
Expected life (in years)	7	7	7

Pro forma compensation cost for the Stock Option Program, the Supplemental Executive Stock Option awards and employee purchases pursuant to the Stock Purchase Plan subsequent to December 30, 1994, would reduce our net income as described in the “Summary of Significant Accounting Policies” as required by FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”

A summary of our Stock Option Program activity during 2002, 2001 and 2000 is presented below:

	Number of options (in millions)	Weighted average exercise price
Outstanding at January 1, 2000	33.8	$22
Granted during the year	0.6	36
Exercised during the year	(3.9)	16
Forfeited during the year	(0.5)	32

Outstanding at December 29, 2000	30.0	23
Granted during the year	13.4	36
Exercised during the year	(4.2)	18
Forfeited during the year	(0.9)	34

Outstanding at December 28, 2001	38.3	29
Granted during the year	1.4	37
Exercised during the year	(1.6)	22
Forfeited during the year	(0.6)	37

Outstanding at January 3, 2003	37.5	$29

There were 24.9 million, 20.2 million and 20.5 million exercisable options under the Stock Option Program at January 3, 2003, December 28, 2001 and December 29, 2000, respectively, with weighted average exercise prices of $25, $22 and $19, respectively.

At January 3, 2003, 60.6 million shares were reserved under the Comprehensive Plan (including 39.4 million shares under the Stock Option Program and 1.9 million shares of the Supplemental Executive Stock Option awards) and 1.5 million shares were reserved under the Stock Purchase Plan.

Stock options issued under the Stock Option Program outstanding at January 3, 2003, were as follows:

	Outstanding			Exercisable
Range of exercise prices	Number of options (in millions)	Weighted average remaining life (in years)	Weighted average exercise price	Number of options (in millions)	Weighted average exercise price
$ 3 to 5	0.8	3	$3	0.8	$3
6 to 9	2.3	5	7	2.3	7
10 to 15	2.9	7	13	2.9	13
16 to 24	1.8	8	17	1.8	17
25 to 37	22.7	10	31	15.5	30
38 to 49	7.0	9	44	1.6	45

$ 3 to 49	37.5	9	$29	24.9	$25

FAIR VALUE OF FINANCIAL INSTRUMENTS

We believe that the fair values of current assets and current liabilities approximate their reported carrying amounts. The fair values of noncurrent financial assets and liabilities are shown below.

	2002		2001
	Carrying amount	Fair value	Carrying amount	Fair value
	($ in millions)		($ in millions)
Notes and other receivables	$1,506	$1,514	$1,588	$1,645
Long-term debt, convertible debt and other long-term liabilities	1,305	1,379	2,645	2,686

We value notes and other receivables based on the expected future cash flows discounted at risk adjusted rates. We determine valuations for long-term debt and other long-term liabilities based on quoted market prices or expected future payments discounted at risk adjusted rates.

CONTINGENCIES

Guarantees, Loan Commitments and Letters of Credit

We issue guarantees to certain lenders and hotel owners primarily to obtain long term management contracts. The guarantees have a stated maximum amount of funding and the terms are generally five years or less. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are not adequate to cover annual debt service or to repay the loan at the end of the term. The terms of the guarantees to hotel owners generally require us to fund if specified levels of operating profit are not obtained.

We also enter into project completion guarantees with certain lenders in conjunction with hotels and timeshare units which are being built by us.

We also enter into guarantees in conjunction with the sale of notes receivable originated by our timeshare business. These guarantees have terms of between seven and ten years. The terms of the guarantees require us to repurchase a limited amount of non-performing loans under certain circumstances.

The maximum potential amount of future fundings and the current carrying amount of the liability for expected future fundings at January 3, 2003 are as follows ($ in millions):

Guarantee type	Maximum amount of future fundings	Current liability for future fundings at January 3, 2003
Debt service	$382	$12
Operating profit	366	12
Project completion	57	—
Timeshare	12	—
Other	22	—

	$839	$24

Our guarantees include $270 million for commitments which will not be in effect until the underlying hotels are open and we begin to manage the properties. The guarantee fundings to lenders and hotel owners are generally recoverable in the form of a loan and are generally repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. When we repurchase non-performing timeshare loans, we will either collect the outstanding loan balance in full or foreclose on the asset and subsequently resell it.

As of January 3, 2003, we had extended approximately $217 million of loan commitments to owners of lodging properties and senior living communities under which we expect to fund approximately $140 million by January 2, 2004, and $156 million in total.

Letters of credit outstanding on our behalf at January 3, 2003 totaled $94 million, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of January 3, 2003 totaled $480 million, the majority of which were requested by federal, state, or local governments related to our timeshare and lodging operations and self-insurance programs.

Third-parties have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $57 million.

Litigation and Arbitration

Green Isle litigation. This litigation pertains to The Ritz-Carlton San Juan (Puerto Rico) Hotel, Spa and Casino which we manage under an operating agreement for Green Isle Partners, Ltd., S.E. (Green Isle). On March 30,

2001, Green Isle filed a complaint in the U.S. District Court in Delaware against us (including several of our subsidiaries) and Avendra LLC, asserting 11 causes of action: three Racketeer Influenced and Corrupt Organizations Act (RICO) claims, together with claims based on the Robinson-Patman Act, breach of contract, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of implied duties of good faith and fair dealing, common law fraud and intentional misrepresentation, negligent misrepresentation, and fiduciary accounting. These assorted claims include allegations of: (i) national, non-competitive contracts and attendant kick-back schemes; (ii) concealing transactions with affiliates; (iii) false entries in the books and manipulation of accounts payable and receivable; (iv) excessive compensation schemes and fraudulent expense accounts; (v) charges of prohibited overhead costs to the project; (vi) charges of prohibited procurement costs; (vii) inflation of Group Service Expense; (viii) the use of prohibited or falsified revenues; (ix) attempts to oust Green Isle from ownership; (x) creating a financial crisis and then attempting to exploit it by seeking an economically oppressive contract in connection with a loan; (xi) providing incorrect cash flow figures and failing appropriately to reveal and explain revised cash flow figures. The complaint sought damages of $140 million, which Green Isle claims to have invested in the hotel (which includes $85 million in third party debt), which the plaintiffs sought to treble to $420 million under RICO and the Robinson-Patman Act. The complaint did not request termination of our operating agreement.

On June 25, 2001, Green Isle filed a Chapter 11 Bankruptcy Petition in the Southern District of Florida and in that proceeding sought to reject our operating agreement. The claims against us, including the attempt to eliminate our management agreement in bankruptcy, were subsequently transferred to the U.S. District Court in Puerto Rico, where on October 7, 2002 they were dismissed with prejudice, meaning that the claims may not be refiled or pursued elsewhere. Green Isle has appealed that decision. We have moved in the bankruptcy proceeding to dismiss the parallel claims based on the dismissal with prejudice in federal court. On December 11, 2002, a Disclosure Statement and Plan of Reorganization was filed in the bankruptcy proceeding on behalf of RECP San Juan Investors LLC and The Ritz-Carlton Hotel Company LLC. If confirmed, the Plan would operate to discharge the Green Isle litigation claims. The outcome of the bankruptcy proceedings is unknown at this time.

CTF/HPI arbitration and litigation. On April 8, 2002, we initiated an arbitration proceeding against CTF Hotel Holdings, Inc. (CTF) and its affiliate, Hotel Property Investments (B.V.I.) Ltd. (HPI), in connection with a dispute over procurement issues for certain Renaissance hotels and resorts that we manage for CTF and HPI. On April 12, 2002, CTF filed a lawsuit in U.S. District Court in Delaware against us and Avendra LLC, alleging that, in connection with procurement at 20 of those hotels, we engaged in improper acts of self-dealing, and claiming breach of fiduciary, contractual and other duties; fraud; misrepresentation; and violations of the RICO and the Robinson-Patman Acts. CTF also claims that we breached an agreement relating to CTF’s right to conduct an audit of certain aspects relating to the management of these hotels. CTF seeks various remedies, including a stay of the arbitration proceedings against CTF and unspecified actual, treble and punitive damages. We subsequently amended our arbitration demand to incorporate all of the issues in the CTF lawsuit. On May 22, 2002 the district court enjoined the arbitration with respect to CTF, but granted our request to stay the court proceedings pending the resolution of the arbitration with respect to HPI. Both parties have appealed this ruling. The arbitration panel has established a schedule which calls for the arbitration hearing to commence on October 14, 2003.

In Town Hotels litigation. On May 23, 2002, In Town Hotels filed suit against us in the U.S. District Court for the Southern District of West Virginia and subsequently filed an amended complaint on August 26, 2002, to include Avendra LLC alleging that, in connection with the management, procurement and rebates related to the Charleston, West Virginia Marriott, we misused confidential information related to the hotel, improperly allocated corporate overhead to the hotel, engaged in improper self dealing with regard to procurement and rebates, failed to disclose information related to the above to In Town Hotels, and breached obligations owed to In Town Hotels by refusing to replace the hotel’s general manager and by opening two additional hotel properties in the Charleston area, and claiming breach of contract, breach of implied duties of good faith and fair dealing, breach of fiduciary duty, conversion, violation of the West Virginia Unfair Trade Practices Act, fraud, misrepresentation, negligence, violations of the Robinson-Patman Act, and other related causes of action. In Town Hotels seeks various remedies, including unspecified compensatory and exemplary damages, return of $18.5 million in management fees, and a declaratory judgment terminating the management agreement. The parties are about to commence discovery and trial is presently scheduled for March 2004.

Strategic Hotel litigation. On August 20, 2002, several direct or indirect subsidiaries of Strategic Hotel Capital, L.L.C. (Strategic) filed suit against us in the Superior Court of Los Angeles County, California in a dispute related to the management, procurement and rebates related to three California hotels that we manage for Strategic. Strategic alleges that we misused confidential information related to the hotels, improperly allocated corporate overhead to the hotels, engaged in improper self dealing with regard to procurement and rebates, and failed to disclose information related to the above to Strategic. Strategic also claims breach of contract, breach of the implied duty of good faith and fair dealing, breach of fiduciary duty, unfair and deceptive business practices and unfair competition, and other related causes of action. Strategic seeks various remedies, including unspecified compensatory and exemplary damages, and a declaratory judgment terminating our management agreements. On August 20, 2002, we filed a cross complaint against Strategic alleging a breach of Strategic’s covenant not to sue, a breach of the covenant of good faith and fair dealing, breach of an agreement to arbitrate, and a breach of The California Unfair Competition Statute. A discovery referee has been appointed, but no trial date has been set.

Senior Housing and Five Star litigation. Marriott Senior Living Services, Inc. (SLS) operates 31 senior living communities for Senior Housing (SNH) and Five Star (FVE). After several months of discussions between the parties to resolve certain ongoing operational and cost allocation issues, on November 13, 2002, SNH/FVE served a Notice of Default asserting various alleged defaults and purported material breaches by SLS under the applicable operating agreements. SLS responded to the various issues raised by SNH/FVE and denies that it is in default or material breach of the agreements.

On November 27, 2002, in response to SNH/FVE’s repeated indications that they would attempt to terminate the Operating Agreements, we filed suit in the Circuit Court for Montgomery County, Maryland, seeking, among other relief, a declaration that SLS is not in default or material breach of its operating agreements and a declaration that SNH/FVE had anticipatorily breached the operating agreements by violating the termination provisions of those contracts. We also sought, and obtained later that same day, a temporary restraining order (TRO) prohibiting SNH/FVE from terminating or attempting to terminate SLS’s operating agreements, or from evicting or attempting to evict SLS from the 31 communities, until the court further addresses the parties’ dispute at a preliminary injunction hearing. Also on November 27, 2002, SNH/FVE attempted to terminate SLS’s operating agreements by sending SLS a purported “Notice of Termination.” That attempted termination was stayed, however, by the court’s issuance of the TRO. On January 8, 2003, following the preliminary injunction hearing, the court granted Marriott and SLS a preliminary injunction enjoining SNH/FVE from terminating or attempting to terminate the Operating Agreements prior to the trial on the merits. That trial is not expected until later in 2003 or in 2004.

Also on November 27, 2002, after Marriott and SLS had filed their action in Maryland, SNH/FVE filed suit against us and SLS in the Superior Court for Middlesex County, Massachusetts. That action seeks declaratory relief regarding the legal rights and duties of SLS and SNH/FVE under SLS’s operating agreements, and injunctive and declaratory relief prohibiting us and SLS from removing the Marriott name and proprietary marks from the 31 communities, allowing SNH/FVE to use the Marriott name and proprietary marks even if we sell SLS, and prohibiting us from selling SLS without SNH/FVE’s consent. On December 20, 2002, the Massachusetts court denied SNH/FVE’s motion for a preliminary injunction, and that denial was affirmed on appeal on December 31, 2002. SNH/FVE subsequently amended their claim for preliminary relief, adding a new claim that the relationship between the owner and operator in each of the 31 operating agreements is one of principal and agent and thus is terminable at any time. The company and SLS have opposed this new claim and, in the Maryland action, have moved to have SNH/FVE held in contempt on the ground that the newly filed Massachusetts claim violates the Maryland preliminary injunction.

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

Shareholder’s derivative action against our directors.

On January 16, 2003, Daniel and Raizel Taubenfeld filed a shareholder’s derivative action in Delaware state court against each member of our Board of Directors and against Avendra LLC. The company is named as a nominal defendant. The individual defendants are accused of exposing the company to accusations and lawsuits which allege wrongdoing on the part of the company. The complaint alleges that, as a result, the company’s reputation has been damaged leading to business losses and the compelled renegotiation of some management contracts. The substantive allegations of the complaint are derived exclusively from prior press reports. No damage claim is made against us and no specific damage number is asserted as to the individual defendants. Management of the company believes that this derivative action is without merit.

Legal proceeding settled in December 2002.

In response to demands by John J. Flatley and Gregory Stoyle, as agents for The 1993 Flatley Family Trust (collectively, Flatley) to convert our management agreement with Flatley for the Boston Marriott Quincy Hotel into a franchise agreement and threats to terminate our management agreement, on August 1, 2002, we filed a suit against Flatley in the U.S. District Court in Maryland seeking a declaratory judgment that we were not in breach of our management agreement, claiming breach of contract, breach of the duty of good faith and fair dealing, and violation of the Massachusetts Unfair Business Practices Act by Flatley, and seeking unspecified compensatory and exemplary damages. On August 5, 2002, Flatley and the Crown Hotel Nominee Trust (Crown) filed a countersuit in the U.S. District Court, District of Massachusetts, alleging that we and Avendra LLC engaged in improper acts of self dealing and claiming breach of contract, breach of the duty of good faith and fair dealing, violation of the Massachusetts Unfair Business Practices Act, tortious interference with contract, breach of fiduciary duty, misrepresentation, negligence, fraud, violations of the Robinson-Patman Act and other related causes of action. Flatley and Crown sought various remedies, including unspecified compensatory and exemplary damages, and termination of our management agreement. On December 20, 2002, the parties entered into a settlement agreement on terms favorable to the Company and both lawsuits have been dismissed.

BUSINESS SEGMENTS

We are a diversified hospitality company with operations in five business segments:

•	Full-Service Lodging, which includes Marriott Hotels, Resorts and Suites; The Ritz-Carlton Hotels; Renaissance Hotels, Resorts and Suites; and Ramada International;
•	Select-Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites;
•	Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites, Marriott ExecuStay and Marriott Executive Apartments;
•	Timeshare, which includes the operation, ownership, development and marketing of timeshare properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Horizons and Marriott Grand Residence Club brands; and
•	Synthetic Fuel, which includes the operation of our coal-based synthetic fuel production facilities. Our Synthetic Fuel business generated a tax benefit of $49 million and tax credits of $159 million in the year ended January 3, 2003.

In addition to the segments above, in 2002 we announced our intent to sell our Senior Living Services business segment and exited our Distribution Services business segment.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, interest income or income taxes (segment financial results).

We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels, and the regulatory business environment of the brands and operations within each segment.

Sales

($ in millions)

	2002	2001	2000
Full-Service	$5,474	$5,238	$5,520
Select-Service	967	864	901
Extended-Stay	600	635	668
Timeshare	1,207	1,049	822

Total Lodging	8,248	7,786	7,911
Synthetic Fuel	193	—	—

	$8,441	$7,786	$7,911

Segment Financial Results

($ in millions)

	2002	2001	2000
Full-Service	$397	$294	$510
Select-Service	130	145	192
Extended-Stay	(3)	55	96
Timeshare	183	147	138

Total Lodging	707	641	936
Synthetic Fuel	(134)	—	—

	$573	$641	$936

Depreciation and amortization	2002	2001	2000
($ in millions)
Full-Service	$54	$81	$86
Select-Service	9	10	8
Extended-Stay	10	16	15
Timeshare	38	34	22

Total Lodging	111	141	131
Corporate	31	37	30
Synthetic Fuel	8	—	—
Discontinued Operations	37	44	34

	$187	$222	$195

Assets	2002	2001	2000
($ in millions)
Full-Service	$3,423	$3,394	$3,453
Select-Service	771	931	995
Extended-Stay	274	366	399
Timeshare	2,225	2,109	1,634

Total Lodging	6,693	6,800	6,481
Corporate	911	1,369	778
Synthetic Fuel	59	49	—
Discontinued Operations	633	889	978

	$8,296	$9,107	$8,237

Goodwill	2002	2001	2000
($ in millions)
Full-Service	$851	$851	$876
Select-Service	—	—	—
Extended-Stay	72	126	130
Timeshare	—	—	—

Total Lodging	$923	$977	$1,006

Capital expenditures	2002	2001	2000
($ in millions)
Full-Service	$138	$186	$554
Select-Service	23	140	262
Extended-Stay	39	52	83
Timeshare	36	75	66

Total Lodging	236	453	965
Corporate	20	30	48
Synthetic Fuel	7	49	—
Discontinued Operations	29	28	82

	$292	$560	$1,095

Segment expenses include selling, general and administrative expenses (excluding amounts attributable to our Senior Living Services and Distributions Services businesses) directly related to the operations of the businesses, aggregating $835 million in 2002, $819 million in 2001 and $745 million in 2000. The selling, general and administrative expenses in 2001 excluded $133 million associated with restructuring and other charges.

The consolidated financial statements include the following related to international operations: sales of $450 million in 2002, $477 million in 2001 and $455 million in 2000; financial results of $94 million in 2002, $42 million in 2001 and $73 million in 2000; and fixed assets of $308 million in 2002, $230 million in 2001 and $239 million in 2000.

The majority of our equity method investments are investments in entities that own lodging properties. Results for Full-Service equity method investments included income of $5 million in 2002, including income recognized from our ownership interest in the Marriott and Cendant Joint Venture, a loss of $11 million in 2001, and income of $2 million in 2000. We recognized a loss of $8 million in 2002, income of $5 million in 2001 and a loss of $1 million in 2000 from Select-Service equity method investments. We recognized a loss of $2 million in 2002 and a loss of $1 million in 2001 from Timeshare equity method investments. We recognized income of $2 million in 2002 related to our corporate investment in Avendra, LLC a procurement services affiliate, and losses of $3 million related to our investments in affordable housing and CTM/Exxon Mobil Travel Guide, LLC. We recognized losses of $7 million in 2001 related to our investments in Avendra, LLC and affordable housing, and we recognized losses of $7 million in 2000 related to our investment in affordable housing.

The substantial majority of revenues that we recognized from unconsolidated affiliates is from our minority interests in entities which own certain of our hotels. We recognized base and incentive fee revenues from our unconsolidated affiliates of $74 million, $71 million, and $53 million, respectively, in 2002, 2001, and 2000. Revenues related to reimbursable costs for these investments were $580 million, $580 million, and $250 million, respectively, in 2002, 2001, and 2000.

Debt service on our mezzanine loan to the Courtyard Joint Venture was current on January 3, 2003. The proceeds of the mezzanine loan have not been, and will not be used to pay our management fees, debt service, or land rent income. All management fees relating to the underlying hotels that we recognize in income are paid to us in cash by the Courtyard Joint Venture. For the fiscal year ended January 3, 2003, we recognized $8 million of equity losses arising from our ownership interest in the Courtyard Joint Venture.

2001 RESTRUCTURING COSTS AND OTHER CHARGES

Restructuring Costs and Other Charges

The Company experienced a significant decline in demand for hotel rooms in the aftermath of the September 11, 2001 attacks on New York and Washington and the subsequent dramatic downturn in the economy. This decline resulted in reduced management and franchise fees, cancellation of development projects, and anticipated losses under guarantees and loans. In 2001, we responded by implementing certain companywide cost-saving measures, although we did not significantly change the scope of our operations. As a result of our restructuring plan, in the fourth quarter of 2001 we recorded pretax restructuring costs of $62 million, including (1) $15 million in severance costs; (2) $19 million, primarily associated with a loss on a sublease of excess space arising from the reduction in personnel; and (3) $28 million related to the write-off of capitalized costs relating to development projects no longer deemed viable. We also incurred $142 million of other charges including (1) $85 million related to reserves for guarantees and loan losses; (2) $12 million related to accounts receivable reserves; (3) $13 million related to the write-down of properties held for sale; and (4) $32 million related to the impairment of technology related investments and other write-offs. We have provided below detailed information related to the restructuring costs and other charges, which were recorded in the fourth quarter of 2001 as a result of the economic downturn and the unfavorable lodging environment.

2001 Restructuring Costs

Severance

Our restructuring plan resulted in the reduction of approximately 1,700 employees across our operations (the majority of which were terminated by December 28, 2001). In 2001, we recorded a workforce reduction charge of

$15 million related primarily to severance and fringe benefits. The charge did not reflect amounts billed out separately to owners for property-level severance costs. In addition, we delayed filling vacant positions and reduced staff hours.

Facilities Exit Costs

As a result of the workforce reduction and delay in filling vacant positions, we consolidated excess corporate facilities. We recorded a restructuring charge of approximately $14 million for excess corporate facilities, primarily related to lease terminations and noncancelable lease costs in excess of estimated sublease income. In addition, we recorded a $5 million charge for lease terminations resulting from cancellations of leased units by our corporate apartment business, primarily in downtown New York City.

Development Cancellations and Elimination of Product Line

We incur certain costs associated with the development of properties, including legal costs, the cost of land and planning and design costs. We capitalize these costs as incurred and they become part of the cost basis of the property once it is developed. As a result of the dramatic downturn in the economy in the aftermath of the September 11, 2001 attacks, we decided to cancel development projects that were no longer deemed viable. As a result, in 2001, we expensed $28 million of previously capitalized costs.

2001 Other Charges

Reserves for Guarantees and Loan Losses

We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. We also advance loans to some owners of properties that we manage. As a result of the downturn in the economy, certain hotels experienced significant declines in profitability and the owners were not able to meet debt service obligations to the Company or in some cases, to other third-party lending institutions. As a result, in 2001, based upon cash flow projections, we expected to fund under certain guarantees, which were not deemed recoverable, and we expected that several of the loans made by us would not be repaid according to their original terms. Due to these expected non-recoverable guarantee fundings and expected loan losses, we recorded charges of $85 million in the fourth quarter of 2001.

Accounts Receivable – Bad Debts

In the fourth quarter of 2001, we reserved $12 million of accounts receivable which we deemed uncollectible following an analysis of these accounts, generally as a result of the unfavorable hotel operating environment.

Asset Impairments

We recorded a charge related to the impairment of an investment in a technology-related joint venture ($22 million), losses on the anticipated sale of three lodging properties ($13 million), write-offs of investments in management contracts and other assets ($8 million), and the write-off of capitalized software costs arising from a decision to change a technology platform ($2 million).

The following table summarizes our remaining restructuring liability ($ in millions):

	Restructuring costs and other charges liability at December 28, 2001	Cash payments made in fiscal 2002	Charges reversed in fiscal 2002	Restructuring costs and other charges liability at January 3, 2003
Severance	$6	$4	$—	$2
Facilities exit costs	17	4	2	11

Total restructuring costs	23	8	2	13
Reserves for guarantees and loan losses	33	10	2	21
Impairment of technology-related investments and other	1	1	—	—

Total	$57	$19	$4	$34

The remaining liability related to the workforce reduction and fundings under guarantees will be substantially paid by January 2004. The amounts related to the space reduction and resulting lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2012.

The following tables provide further detail on the 2001 charges:

2001 Segment Financial Results Impact ($ in millions)

	Full- Service	Select- Service	Extended- Stay	Timeshare	Total
Severance	$7	$1	$1	$2	$11
Facilities exit costs	—	—	5	—	5
Development cancellations and Elimination of product line	19	4	5	—	28

Total restructuring costs	26	5	11	2	44
Reserves for guarantees and loan losses	30	3	3	—	36
Accounts receivable – bad debts	11	1	—	—	12
Write-down of properties held for sale	9	4	—	—	13
Impairment of technology-related investments and other	8	—	2	—	10

Total	$84	$13	$16	$2	$115

2001 Corporate Expenses and Interest Impact ($ in millions)

	Corporate expenses	Provision for loan losses	Interest income	Total corporate expenses and interest
Severance	$4	$—	$—	$4
Facilities exit costs	14	—	—	14

Total restructuring costs	18	—	—	18
Reserves for guarantees and loan losses	—	43	6	49
Impairment of technology-related investments and other	22	—	—	22

Total	$40	$43	$6	$89

In addition to the above, in 2001, we recorded restructuring charges of $62 million and other charges of $5 million now reflected in our losses from discontinued operations. The restructuring liability related to discontinued operations was $3 million as of December 28, 2001 and $1 million as of January 3, 2003.

SUBSEQUENT EVENT

In January 2003, we entered into a contract with an unrelated third party to sell approximately a 50 percent interest in the Synthetic Fuel business. The transaction is subject to certain closing conditions, including the receipt of a satisfactory private letter ruling from the Internal Revenue Service regarding the new ownership structure. Contracts related to the potential sale are being held in escrow until closing conditions are met. If the conditions are not met by August 31, 2003, neither party will have an obligation to perform under the agreements. If the transaction is consummated, we expect to receive $25 million in promissory notes and cash as well as an earnout based on the amount of synthetic fuel produced. If the transaction is consummated, we expect to account for the remaining interest in the Synthetic Fuel business under the equity method of accounting.

QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)

	Fiscal Year 2002[1,2,4]
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Sales[3]	$1,808	$2,034	$1,924	$2,675	$8,441

Segment Financial Results[3,5]	147	149	128	149	573

Income from Continuing Operations, after tax	82	127	114	116	439
Discontinued Operations, after tax	—	2	(11)	(153)	(162)

Net Income (Loss)	82	129	103	(37)	277

Diluted Earnings from Continuing Operations Per Share	.32	.49	.45	.47	1.74
Diluted Earnings from Discontinued Operations Per Share	—	.01	(.04)	(.62)	(.64)

Diluted Earnings Per Share	$.32	$.50	$.41	$(.15)	$1.10

	Fiscal Year 2001[1,2,4]
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Sales[3]	$1,935	$1,889	$1,823	$2,139	$7,786

Segment Financial Results[3,5]	223	231	174	13	641

Income from Continuing Operations, after tax	119	125	99	(74)	269
Discontinued Operations, after tax	2	5	2	(42)	(33)

Net Income (Loss)	121	130	101	(116)	236

Diluted Earnings from Continuing Operations Per Share	.46	.49	.38	(.31)	1.05
Diluted Earnings from Discontinued Operations Per Share	.01	.01	.01	(.17)	(.13)

Diluted Earnings Per Share	$.47	$.50	$.39	$(.48)	$.92

[1]	Fiscal year 2002 included 53 weeks and fiscal year 2001 included 52 weeks.
[2]	The quarters consisted of 12 weeks, except the fourth quarter of 2002, which consisted of 17 weeks and the fourth quarter of 2001 which consisted of 16 weeks.
[3]	The current year and prior year balances have been adjusted to exclude the Senior Living Services and Distribution Services discontinued operations.
[4]	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.
[5]	We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, interest income or income taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

                DISCLOSURE

On May 3, 2002, upon the recommendation of our Audit Committee, the Board of Directors dismissed Arthur Andersen LLP (Arthur Andersen) as our independent auditors and appointed Ernst & Young LLP (Ernst & Young) to serve as Marriott International’s independent auditors for the fiscal year ending on January 3, 2003. The change in auditors was effective May 3, 2002.

Arthur Andersen’s reports on Marriott International’s consolidated financial statements for the fiscal years ended December 28, 2001 and December 29, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 28, 2001 and December 29, 2000 and through May 3, 2002, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such periods; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During each of 2000 and 2001 and through the date of their appointment, Marriott did not consult Ernst & Young with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or (ii) any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Since the date of their appointment, there were: (i) no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for the fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

ITEMS 10, 11, 12, 13, 14.

As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with the 2002 Annual Meeting of Shareholders by reference in this Form 10-K Annual Report.

ITEM 10.

We incorporate this information by reference to the “Directors Standing For Election,” “Directors Continuing In Office” and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of our Proxy Statement. We have included information regarding our executive officers below.

ITEM 11.	We incorporate this information by reference to the “Executive Compensation” section of our Proxy Statement.

ITEM 12.	We incorporate this information by reference to the “Stock Ownership” section of our Proxy Statement.

ITEM 13.	We incorporate this information by reference to the “Certain Transactions” section of our Proxy Statement.

ITEM 14.

In January 2003, we carried out an evaluation, under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. In addition, there have been no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

EXECUTIVE OFFICERS

Set forth below is certain information with respect to our executive officers.

Name and Title	Age	Business Experience
J. W. Marriott, Jr. Chairman of the Board and Chief Executive Officer	70

Mr. Marriott joined Marriott Corporation (now known as Host Marriott Corporation) in 1956, became President and a director in 1964, Chief Executive Officer in 1972 and Chairman of the Board in 1985. Mr. Marriott also is a director of the National Urban League and the Naval Academy Endowment Trust. He serves on the Board of Trustees of the National Geographic Society and The J. Willard & Alice S. Marriott Foundation, and is a member of the Executive Committee of the World Travel & Tourism Council and the Business Council. If the sale of stock of Marriott Senior Living Services Inc. to Sunrise Assisted Living Inc. (“Sunrise”) is consummated, upon the closing, we anticipate that Mr. Marriott will join the Sunrise Board of Directors. Mr. Marriott has served as Chairman and Chief Executive Officer of the Company since its inception in 1997, and served as Chairman and Chief Executive Officer of Old Marriott from October 1993 to March 1998. Mr. Marriott has served as a director of the Company since March 1998. J.W. Marriott, Jr. is the father of John W. Marriott, III.

Simon Cooper Vice President; President and Chief Operating Officer, The Ritz-Carlton Hotel Company, L.L.C.	57

Simon Cooper joined Marriott International in 1998 as President of Marriott Lodging Canada and Senior Vice President of Marriott Lodging International. In 2000, the Company added the New England Region to his Canadian responsibilities. Prior to joining Marriott, Mr. Cooper was President and Chief Operating Officer of Delta Hotels and Resorts. Mr. Cooper is the Chairman of the Board of Governors for University of Guelph. He is a fellow of the Board of Trustees for the Educational Institute of the American Hotel and Motel Association and is a member of the Board for the Canadian Tourism Commission. Mr. Cooper was appointed to his current position in February 2001.

Edwin D. Fuller Vice President; President and Managing Director – Marriott Lodging International	57

Edwin D. Fuller joined Marriott in 1972 and held several sales positions before being appointed Vice President of Marketing in 1979. He became Regional Vice President in the Midwest Region in 1985, Regional Vice President of the Western Region in 1988, and in 1990 was promoted to Senior Vice President & Managing Director of International Lodging, with a focus on developing the international group of hotels. He was named Executive Vice President and Managing Director of International Lodging in 1994, and was promoted to his current position in 1997.

Name and Title	Age	Business Experience
Brendan M. Keegan Vice President; Executive Vice President – Human Resources	59

Brendan M. Keegan joined Marriott Corporation in 1971, in the Corporate Organization Development Department and subsequently held several human resources positions, including Vice President of Organization Development and Executive Succession Planning. He was named Senior Vice President, Human Resources, Marriott Service Group in 1986. Mr. Keegan was appointed Senior Vice President of Human Resources for our worldwide human resources functions, including compensation, benefits, labor and employee relations, employment and human resources planning and development in 1997, and was appointed to his current position in 1998.

John W. Marriott, III Executive Vice President – Lodging	41

John Marriott, III joined Marriott in 1977 and became Executive Vice President – Lodging for Marriott International in January 2003. He is responsible for leading Global Sales and Marketing, Brand Management and North American Lodging Operations. Prior to his current position, Mr. Marriott served as Executive Vice President of Global Sales and Marketing, as well as Senior Vice President for Marriott’s Mid-Atlantic Region. He has also worked in the company’s treasury department and held numerous management positions, including Executive Assistant to the Chairman, Director of Marketing, and Director of Food and Beverage. Early in his career, Mr. Marriott served as a sales manager and restaurant manager, and he started with the company working in a hotel kitchen. Mr. Marriott has served on the Board of Directors for Marriott International since August 2002. In April 2002, Mr. Marriott was named by the U.S. Department of Commerce and the Japanese government to co-chair a special taskforce to promote travel between the United States and Japan. John W. Marriott, III is the son of J.W. Marriott, Jr.

William W. McCarten President – Marriott Services Group	54

William W. McCarten was named as President of Marriott Services Group (Marriott Senior Living Services and Marriott Distribution Services) in January 2001. Most recently, Mr. McCarten served as President and Chief Executive Officer of HMSHost Corporation (formerly Host Marriott Services Corporation) from 1995 to December 2000. He joined Marriott Corporation in 1979, was elected Vice President, Corporate Controller and Chief Accounting Officer in 1985 and Senior Vice President in 1986. He was named Executive Vice President, Host and Travel Plazas in 1991 and President, Host and Travel Plazas in 1992. In 1993 he became President of Host Marriott Corporation’s Operating Group and in 1995 was elected President and Chief Executive Officer and a director of HMSHost Corporation. Mr. McCarten is a past chairman of the Advisory Board of the McIntire School at the University of Virginia.

Name and Title	Age	Business Experience
Robert J. McCarthy Executive Vice President – North American Lodging Operations	49

Robert J. McCarthy was named Executive Vice President, North American Lodging Operations in January 2003. From March 2000 until January 2003, Mr. McCarthy was Executive Vice President, Operations Planning and Support for Marriott Lodging. He joined Marriott in 1975, became Regional Director of Sales/Marketing for Marriott Hotels, Resorts and Suites in 1982, Director of Marketing for Marriott Suite Hotels/Compact Hotels in 1985, Vice President Operations and Marketing for Fairfield Inn and Courtyard in 1991 and Senior Vice President for the Northeast Region for Marriott Lodging in 1995.

Joseph Ryan Executive Vice President and General Counsel	61

Joseph Ryan joined Old Marriott in 1994 as Executive Vice President and General Counsel. Prior to that time, he was a partner in the law firm of O’Melveny & Myers, serving as the Managing Partner from 1993 until his departure. He joined O’Melveny & Myers in 1967 and was admitted as a partner in 1976.

William J. Shaw Director, President and Chief Operating Officer	57

William J. Shaw has served as President and Chief Operating Officer of the Company since 1997 (including service in the same capacity with Old Marriott until March 1998). He joined Marriott Corporation in 1974, was elected Corporate Controller in 1979 and a Corporate Vice President in 1982. In 1986, Mr. Shaw was elected Senior Vice President—Finance and Treasurer of Marriott Corporation. He was elected Chief Financial Officer and Executive Vice President of Marriott Corporation in 1988. In 1992, he was elected President of the Marriott Service Group. He also serves on the Board of Trustees of the University of Notre Dame, Suburban Hospital Foundation and the NCAA Leadership Advisory Board. Mr. Shaw served as a director of Old Marriott (subsequently named Sodexho, Inc. and now a wholly owned subsidiary of Sodexho Alliance) from March 1998 through June 2001. He has served as a director of the Company since March 1997.

Arne M. Sorenson Executive Vice President, Chief Financial Officer, and President, Continental European Lodging	44

Arne M. Sorenson joined Old Marriott in 1996 as Senior Vice President of Business Development. He was instrumental in our acquisition of the Renaissance Hotel Group in 1997. Prior to joining Marriott, he was a partner in the law firm of Latham & Watkins in Washington, D.C., where he played a key role in 1992 and 1993 in the distribution of Old Marriott by Marriott Corporation. Mr. Sorenson was appointed Executive Vice President and Chief Financial Officer in 1998 and assumed the additional title of President, Continental European Lodging in January 2003.

Name and Title	Age	Business Experience
James M. Sullivan Executive Vice President- Lodging Development	59

James M. Sullivan joined Marriott Corporation in 1980, departed in 1983 to acquire, manage, expand and subsequently sell a successful restaurant chain, and returned to Marriott Corporation in 1986 as Vice President of Mergers and Acquisitions. Mr. Sullivan became Senior Vice President, Finance – Lodging in 1989, Senior Vice President – Lodging Development in 1990 and was appointed to his current position in 1995.

Stephen P. Weisz Vice President; President – Marriott Vacation Club International	52

Stephen P. Weisz joined Marriott Corporation in 1972 and was named Regional Vice President of the Mid-Atlantic Region in 1991. Mr. Weisz had previously served as Senior Vice President of Rooms Operations before being appointed as Vice President of the Revenue Management Group. Mr. Weisz became Senior Vice President of Sales and Marketing for Marriott Hotels, Resorts and Suites in 1992 and Executive Vice President – Lodging Brands in 1994. Mr. Weisz was appointed to his current position in 1996.

Code of Ethics

The Company has long maintained and enforced an Ethical Conduct policy that applies to all Marriott associates, including our chief executive officer, chief financial officer, and principal accounting officer. We have attached a copy of our Ethical Conduct Policy, which has been in substantially its current form since the mid-1980s, as Exhibit 99-2 to this report. We also plan to post a copy of our Ethical Policy on our website, at www.marriott.com/investor, in the near future. Any future changes or amendments to our Ethical Conduct Policy, and any waiver of our Ethical Conduct Policy that applies to our chief executive officer, chief financial officer, or principal accounting officer, will also be posted to www.marriott.com/investor.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)	FINANCIAL STATEMENTS

The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.

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

Exhibit No.	Description

Incorporation by Reference

(where a report or registration statement is indicated below,

that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

3.1	Third Amended and Restated Certificate of Incorporation of the Company.	Exhibit No. 3 to our Form 10-Q for the fiscal quarter ended June 18, 1999.

3.2	Amended and Restated Bylaws.	Filed with this report.

3.3	Amended and Restated Rights Agreement dated as of August 9, 1999 with The Bank of New York, as Rights Agent.	Exhibit No. 4.1 to our Form 10-Q for the fiscal quarter ended September 10, 1999.

3.4	Certificate of Designation, Preferences and Rights of the Marriott International, Inc. ESOP Convertible Preferred Stock.	Exhibit No. 3.1 to our Form 10-Q for the fiscal quarter ended June 16, 2000.

3.5	Certificate of Designation, Preferences and Rights of the Marriott International, Inc. Capped Convertible Preferred Stock.	Exhibit No. 3.2 to our Form 10-Q for the fiscal quarter ended June 16, 2000.

4.1	Indenture dated November 16, 1998 with The Chase Manhattan Bank, as Trustee.	Exhibit No. 4.1 to our Form 10-K for the fiscal year ended January 1, 1999.

4.2	Form of 6.625% Series A Note due 2003.	Exhibit No. 4.2 to our Form 10-K for the fiscal year ended January 1, 1999.

4.3	Form of 6.875% Series B Note due 2005.	Exhibit No. 4.3 to our Form 10-K for the fiscal year ended January 1, 1999.

4.4	Form of 7.875% Series C Note due 2009.	Exhibit No. 4.1 to our Form 8-K dated September 20, 1999.

4.5	Form of 8.125% Series D Note due 2005.	Exhibit No. 4.1 to our Form 8-K dated March 28, 2000.

4.6	Form of 7.0% Series E Note due 2008.	Exhibit No. 4.1 (f) to our Form S-3 filed on January 17, 2001.

4.7	Indenture, dated as of May 8, 2001, relating to the Liquid Yield Option Notes due 2021, with Bank of New York, as trustee.	Exhibit No. 4.2 to our Form S-3 filed on May 25, 2001.

10.1	Employee Benefits and Other Employment Matters Allocation Agreement dated as of September 30, 1997 with Sodexho Marriott Services, Inc.	Exhibit No. 10.1 to our Form 10 filed on February 13, 1998.

10.2	2002 Comprehensive Stock and Cash Incentive Plan.	Appendix B in our definitive proxy statement filed on March 28, 2002.

10.3	Noncompetition Agreement between Sodexho Marriott Services, Inc. and the Company.	Exhibit No. 10.1 to our Form 10-Q for the fiscal quarter ended March 27, 1998.

10.4	Tax Sharing Agreement with Sodexho Marriott Services, Inc. and Sodexho Alliance, S.A.	Exhibit No. 10.2 to our Form 10-Q for the fiscal quarter ended March 27, 1998.

10.5	$500 million Credit Agreement dated February 19, 1998, as amended, with Citibank, N.A., as Administrative Agent, and certain banks.	Exhibit No. 4.8 to our Form 10-K for the fiscal year ended January 1, 1999, and Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 6, 2002 (Amendment No. 1).

10.6	$1.5 billion Credit Agreement dated July 31, 2001, as amended, with Citibank, N.A. as Administrative Agent, and certain banks.	Exhibit No. 10 to our Form 10-Q for the fiscal quarter ended September 7, 2001, and Exhibit No. 10.1 to our Form 10-Q for the fiscal quarter ended September 6, 2002 (Amendment No. 1).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

21	Subsidiaries of Marriott International, Inc.	Filed with this report.

23	Consent of Ernst & Young LLP.	Filed with this report.

99-1	Forward-Looking Statements.	Filed with this report.

99-2	Ethical Conduct Policy.	Filed with this report.

(b)	REPORTS ON FORM 8-K

The Company did not file any report on Form 8-K during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 14th day of February, 2003.

MARRIOTT INTERNATIONAL, INC.

By	/s/ J.W. Marriott, Jr.
J.W. Marriott, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in their capacities and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/ J.W. Marriott, Jr. J.W. Marriott, Jr.	Chairman of the Board, Chief Executive Officer and Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Arne M. Sorenson Arne M. Sorenson	Executive Vice President, Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Michael J. Green Michael J. Green	Vice President, Finance and Principal Accounting Officer

DIRECTORS:

/s/ Ann M. Fudge Ann M. Fudge, Director	/s/ Lawrence W. Kellner Lawrence W. Kellner, Director

/s/ Gilbert M. Grosvenor Gilbert M. Grosvenor, Director	/s/ Roger W. Sant Roger W. Sant, Director

/s/ William J. Shaw William J. Shaw, Director	/s/ John W. Marriott III John W. Marriott III, Director

/s/ Floretta Dukes McKenzie Floretta Dukes McKenzie, Director	/s/ George Muñoz George Muñoz, Director

/s/ Harry J. Pearce Harry J. Pearce, Director	/s/ Lawrence M. Small Lawrence M. Small, Director

CERTIFICATIONS

I, J.W. Marriott, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Marriott International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 5, 2003	/s/ J.W. Marriott, Jr.
J.W. Marriott, Jr. Chairman of the Board and Chief Executive Officer

I, Arne M. Sorenson, certify that:

1.	I have reviewed this annual report on Form 10-K of Marriott International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 5, 2003	/s/ Arne M. Sorenson
Arne M. Sorenson Executive Vice President and Chief Financial Officer

I, J.W. Marriott, Jr., certify that the Form 10-K for the year ended January 3, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the Form 10-K for the year ended January 3, 2003 fairly presents, in all material respects, the financial condition and results of operations of the issuer.

February 5, 2003	/s/ J.W. Marriott, Jr.
J.W. Marriott, Jr. Chairman of the Board and Chief Executive Officer

I, Arne M. Sorenson, certify that the Form 10-K for the year ended January 3, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the Form 10-K for the year ended January 3, 2003 fairly presents, in all material respects, the financial condition and results of operations of the issuer.

February 5, 2003	/s/ Arne M. Sorenson
Arne M. Sorenson Chief Financial Officer