Form 10-Q
period 2003-03-28
MARRIOTT INTERNATIONAL INC /MD/
filed 2003-05-02
CIK 1048286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 28, 2003	Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.

Delaware	52-2055918
(State of Incorporation)	(I.R.S. Employer Identification Number)

10400 Fernwood Road

Bethesda, Maryland 20817

(301) 380-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☒                    No ☐

Class	Shares outstanding at April 11, 2003
Class A Common Stock, $0.01 par value	231,870,872

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

You should understand that the following important factors, in addition to those discussed in Exhibit 99-1 and elsewhere in this quarterly report, could cause results to differ materially from those expressed in such forward-looking statements.

•	competition in each of our business segments;

•	business strategies and their intended results;

•	the balance between supply of and demand for hotel rooms, timeshare units and corporate apartments;

•	our continued ability to obtain new operating contracts and franchise agreements;

•	our ability to develop and maintain positive relations with current and potential hotel owners;

•	our ability to obtain adequate property and liability insurance to protect against losses or to obtain such insurance at reasonable rates;

•	the effect of international, national and regional economic conditions, including the duration and severity of the current economic downturn in the United States, the pace of the lodging industry’s adjustment to the continuing war on terrorism, the unknown pace of recovery from the decrease in travel caused by the recent military action in Iraq, and the possible further decline in travel if military action is taken elsewhere;

•	the impact of Severe Acute Respiratory Syndrome or SARS on travel, particularly if cases significantly increase or spread beyond the currently affected areas;

•	our ability to recover our loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise;

•	the availability of capital to allow us and potential hotel owners to fund investments;

•	the effect that internet reservation channels may have on the rates that we are able to charge for hotel rooms and timeshare intervals; and

•	other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC).

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve weeks ended
	March 28, 2003	March 22, 2002
SALES
Lodging
Base management fees	$92	$85
Incentive management fees	29	32
Franchise fees	52	51
Owned and leased properties	89	93
Cost reimbursements	1,408	1,262
Other revenue	276	280
Synthetic Fuel	68	5

	2,014	1,808

OPERATING COSTS AND EXPENSES
Lodging
Owned and leased – direct	89	91
Other lodging – direct	250	240
Reimbursed costs	1,408	1,262
Administrative and other	52	57
Synthetic Fuel	127	11

	1,926	1,661

	88	147
Corporate expenses	(30)	(29)
Interest expense	(26)	(19)
Interest income	20	19
Provision for loan losses	(5)	—

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	47	118
Income tax benefit (provision)	40	(36)

INCOME FROM CONTINUING OPERATIONS	87	82

Discontinued Operations
Income from Senior Living Services, net of tax	7	4
Gain on disposal of Senior Living Services, net of tax	23	—
Loss from Distribution Services, net of tax	—	(4)
Exit costs – Distribution Services, net of tax	(1)	—

NET INCOME	$116	$82

EARNINGS PER SHARE – Basic
Earnings from continuing operations	$.37	$.34
Earnings from discontinued operations	.13	—

Earnings per share	$.50	$.34

EARNINGS PER SHARE – Diluted
Earnings from continuing operations	$.36	$.32
Earnings from discontinued operations	.12	—

Earnings per share	$.48	$.32

DIVIDENDS DECLARED PER SHARE	$0.07	$0.065

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

($ in millions)

	March 28, 2003 (Unaudited)	January 3, 2003
ASSETS
Current assets
Cash and equivalents	$525	$198
Accounts and notes receivable	614	524
Prepaid taxes	295	300
Other	105	89
Assets held for sale	186	633

	1,725	1,744

Property and equipment	2,626	2,589
Goodwill	923	923
Other intangible assets	500	495
Investments in affiliates – equity	486	493
Investments in affiliates – notes receivable	599	584

Notes and other receivables, net
Loans to timeshare owners	199	153
Other notes receivable	231	304
Other long-term receivables	469	473

	899	930

Other	587	538

	$8,345	$8,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$468	$529
Current portion of long-term debt	223	242
Liabilities of businesses held for sale	101	366
Other	1,067	1,070

	1,859	2,207

Long-term debt	1,875	1,492
Casualty self insurance reserves	109	106
Other long-term liabilities and deferred income	897	857
Convertible debt	62	61

Shareholders’ equity
Class A common stock	3	3
Additional paid-in capital	3,280	3,224
Retained earnings	1,215	1,126
Deferred compensation	(101)	(43)
Treasury stock, at cost	(782)	(667)
Accumulated other comprehensive loss	(72)	(70)

	3,543	3,573

	$8,345	$8,296

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

(Unaudited)

	Twelve weeks ended
	March 28, 2003	March 22, 2002
OPERATING ACTIVITIES
Income from continuing operations	$87	$82
Adjustments to reconcile to cash provided by operating activities:
Income from discontinued operations	7	—
Discontinued operations – gain on sale/exit	22	—
Depreciation and amortization	34	39
Income taxes and other	(90)	52
Timeshare activity, net	(62)	(29)
Working capital changes	(100)	(87)

Net cash (used in) provided by operating activities	(102)	57

INVESTING ACTIVITIES
Capital expenditures	(63)	(87)
Dispositions	263	99
Loan advances	(42)	(33)
Loan collections and sales	86	7
Other	(15)	(36)

Net cash provided by (used in) investing activities	229	(50)

FINANCING ACTIVITIES
Commercial paper, net	388	277
Issuance of long-term debt	—	8
Repayment of long-term debt	(21)	(918)
Issuance of Class A common stock	4	17
Dividends paid	(17)	(16)
Purchase of treasury stock	(154)	—

Net cash provided by (used in) financing activities	200	(632)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	327	(625)
CASH AND EQUIVALENTS, beginning of period	198	812

CASH AND EQUIVALENTS, end of period	$525	$187

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements present the results of operations, financial position and cash flows of Marriott International, Inc. (together with its subsidiaries, we, us or the Company).

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2003. Certain terms not otherwise defined in this quarterly report have the meanings specified in our Annual Report.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of sales and expenses during the reporting period and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 28, 2003 and January 3, 2003 and the results of operations and cash flows for the twelve weeks ended March 28, 2003 and March 22, 2002. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities included in these financial statements.

Revenue Recognition

Our sales include (1) base and incentive management fees, (2) franchise fees, (3) sales from lodging properties owned or leased by us, (4) cost reimbursements, (5) other lodging revenue, and (6) sales made by our Synthetic Fuel business. Management fees comprise a base fee, which is a percentage of the revenues of hotels and an incentive fee, which is generally based on unit profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by lodging properties that we manage or franchise. Other lodging revenue includes sales (excluding base fees, reimbursed costs and franchise fees) from our Timeshare and ExecuStay businesses.

Management Fees:    We recognize base fees as revenue when earned in accordance with the contract. In interim periods and at year end we recognize incentive fees that would be due as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us. As of March 28, 2003 we have recognized $29 million of incentive management fees, retention of which is dependent on achievement of hotel profitability for the balance of the year at levels specified in a number of our management contracts.

Timeshare:    We recognize revenue from timeshare interest sales in accordance with Financial Accounting Standards (FAS) No. 66, “Accounting for Sales of Real Estate.” We recognize sales when a minimum of 10 percent of the purchase price for the timeshare interval has been received, the period of cancellation with refund has expired, we deem receivables collectible and we have attained certain minimum sales and construction levels. For sales that do not meet these criteria, we defer all revenue using the deposit method.

Owned and Leased Units:    We recognize room sales and revenues for our owned and leased units, including ExecuStay, when rooms are occupied and services have been rendered.

Franchise Revenue:    We recognize franchise fee revenues in accordance with FAS No. 45, “Accounting for Franchise Fee Revenue.” We recognize franchise fees as revenue in each accounting period as fees are earned and become receivable from the franchisee.

Cost Reimbursements:    We recognize cost reimbursements, in accordance with operating agreements, from managed and franchised properties when we incur the related reimbursable costs.

Synthetic Fuel:    We recognize revenue from the Synthetic Fuel business when the synthetic fuel is produced and sold.

2.	New Accounting Standards

We adopted the disclosure provision FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others,” in the fourth quarter of 2002. We applied the initial recognition and initial measurement provisions for guarantees issued in the first quarter of 2003 and there was no material impact on our financial statements.

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

FIN 46 does not apply to qualifying special purpose entities, such as those used by us to sell notes receivable originated by our timeshare business in connection with the sale of timeshare intervals. These qualifying special purpose entities will continue to be accounted for in accordance with FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.”

3.	Earnings Per Share

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

	Twelve weeks ended
	March 28, 2003	March 22, 2002
Computation of Basic Earnings Per Share

Income from continuing operations	$87	$82
Weighted average shares outstanding	233.9	241.9

Basic earnings per share from continuing operations	$0.37	$0.34

Computation of Diluted Earnings Per Share

Income from continuing operations	$87	$82
After-tax interest expense on convertible debt	—	—

Income from continuing operations for diluted earnings per share	$87	$82

Weighted average shares outstanding	233.9	241.9

Effect of dilutive securities
Employee stock purchase plan	—	—
Employee stock option plan	3.9	7.5
Deferred stock incentive plan	4.8	4.9
Restricted stock plan	0.1	—
Convertible debt	0.9	—

Shares for diluted earnings per share	243.6	254.3

Diluted earnings per share from continuing operations	$0.36	$0.32

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings from continuing operations.

The calculation of diluted earnings per share does not include the following because the inclusion would have an antidilutive impact for the applicable period: (a) for the twelve weeks ended March 28, 2003, 20.3 million options and (b) for the twelve weeks ended March 22, 2002, 5.9 million options, $2 million of after-tax interest expense on convertible debt and 6.4 million shares issuable upon conversion of convertible debt.

4.	Stock-Based Compensation

We have several stock-based employee compensation plans that we account for using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we do not reflect stock-based employee compensation cost in net income for our Stock Option Program, the Supplemental Executive Stock Option awards or the Stock Purchase Plan. We recognized stock-based employee compensation cost of $4 million and $2 million, net of tax, for deferred share grants, restricted share grants and restricted stock units for the twelve weeks ended March 28, 2003 and March 22, 2002. Included in 2003 compensation is $1 million net of tax related to the grant of approximately 1.9 million units under the employee restricted stock unit program which was started in the first quarter of 2003. At March 28, 2003 there is approximately $56 million in deferred compensation related to unit grants. Under the unit plan, fixed grants will be awarded annually to certain employees.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The impact of measured but unrecognized compensation cost and excess tax benefits credited to additional paid-in capital is included in the denominator of the diluted pro forma shares for both periods presented.

	Twelve weeks ended
($ in millions, except per share amounts)	March 28, 2003	March 22, 2002
Net income, as reported	$116	$82
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16)	(15)

Pro forma net income	$104	$69

Earnings per share:
Basic – as reported	$.50	$.34

Basic – pro forma	$.44	$.29

Diluted – as reported	$.48	$.32

Diluted – pro forma	$.42	$.27

5.	Marriott Rewards

We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred, and recognize the corresponding expense relating to the cost of the awards redeemed. The liability for the Marriott Rewards program was $705 million at March 28, 2003 and $683 million at January 3, 2003 of which $430 million and $418 million, respectively, are included in other long-term liabilities and deferred income in the accompanying condensed consolidated balance sheet.

6.	Comprehensive Income

Total comprehensive income was $114 million and $80 million, for the twelve weeks ended March 28, 2003 and March 22, 2002, respectively. The principal difference between net income and total comprehensive income for the applicable 2003 and 2002 periods relates to foreign currency translation adjustments.

7.	Business Segments

We are a diversified hospitality company with operations in five business segments:

•	Full-Service Lodging, which includes Marriott Hotels and Resorts; The Ritz-Carlton Hotels; Renaissance Hotels and Resorts; and Ramada International;
•	Select-Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites;
•	Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites, Marriott ExecuStay and Marriott Executive Apartments;
•	Timeshare, which includes the operation, ownership, development and marketing of timeshare properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Horizons by Marriott Vacation Club International and Marriott Grand Residence Club brands; and
•	Synthetic Fuel, which includes the operation of our coal-based synthetic fuel production facilities. Our Synthetic Fuel business generated a tax benefit of $21 million and tax credits of $57 million in the quarter ended March 28, 2003, and a tax benefit of $2 million and tax credits of $5 million in the quarter ended March 22, 2002.

We evaluate the performance of our segments based primarily on results of the segment without allocating corporate expenses, interest expense, interest income or income taxes (segment financial results).

We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels, and the regulatory business environment of the brands and operations within each segment.

	Twelve weeks ended
	March 28, 2003	March 22, 2002
Sales
($ in millions)

Full-Service	$1,321	$1,221
Select-Service	234	207
Extended-Stay	124	121
Timeshare	267	254

Total Lodging	1,946	1,803
Synthetic Fuel	68	5

	$2,014	$1,808

Segment financial results
($ in millions)

Full-Service	$95	$86
Select-Service	24	28
Extended-Stay	10	8
Timeshare	18	31

Total Lodging	147	153
Synthetic Fuel	(59)	(6)

	$88	$147

Equity in income/(loss) of equity method investees
($ in millions)

Full-Service	$5	$(2)
Select-Service	(4)	(3)
Timeshare	(1)	—
Corporate	(1)	(1)

	$(1)	$(6)

8.	Contingencies

We issue guarantees to certain lenders and hotel owners primarily to obtain long-term management contracts. The guarantees have a stated maximum amount of funding and the terms are generally five years or less. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are not adequate to cover annual debt service or to repay the loan at the end of the term. The terms of the guarantees to hotel owners generally require us to fund if specified levels of operating profit are not obtained.

We also enter into project completion guarantees with certain lenders in conjunction with hotels and timeshare units that are being built by us.

Additionally, we enter into guarantees in conjunction with the sale of notes receivable originated by our timeshare business. These guarantees have terms of between seven and ten years. The terms of the guarantees require us to repurchase a limited amount of non-performing loans under certain circumstances. When we repurchase non-performing timeshare loans, we will either collect the outstanding loan balance in full or foreclose on the asset and subsequently resell it.

Our guarantees include $410 million related to Senior Living Services lease obligations and lifecare bonds. The lease obligations and lifecare bonds are primary obligations of Sunrise Assisted Living, Inc. (Sunrise) and CNL Retirement Partners, Inc. (CNL). Marriott International, Inc. has been indemnified by Sunrise and CNL with respect to any guarantee fundings in connection with these lease obligations and lifecare bonds. Prior to the sale of the Senior Living Services business these pre-existing guarantees were guarantees by Marriott International, Inc. of obligations of consolidated Senior Living Services subsidiaries. Also included are $51 million of guarantees associated with the Sunrise sale transaction.

The maximum potential amount of future fundings and the current carrying amount of the liability for expected future fundings at March 28, 2003 are as follows ($ in millions):

Guarantee type	Maximum amount of future fundings	Current liability for future fundings at March 28, 2003
Debt service	$394	$12
Operating profit	317	9
Project completion	54	—
Timeshare	11	—
Senior Living Services	461	—
Other	30	—

	$1,267	$21

Our guarantees include $237 million for commitments which will not be in effect until the underlying hotels are open and we begin to manage the properties. Guarantee fundings to lenders and hotel owners are generally recoverable in the form of a loan and are generally repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels.

As of March 28, 2003, we had extended approximately $194 million of loan commitments to owners of lodging properties and senior living communities under which we expect to fund approximately $114 million by January 2, 2004, and $27 million in one to three years.

Letters of credit outstanding on our behalf at March 28, 2003 totaled $113 million, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of March 28, 2003 totaled $440 million, the majority of which were requested by federal, state, or local governments related to our timeshare and lodging operations and self-insurance programs.

Third-parties have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $57 million.

Litigation and Arbitration

Green Isle litigation.    This litigation pertains to The Ritz-Carlton San Juan (Puerto Rico) Hotel, Spa and Casino which we manage under an operating agreement for Green Isle Partners, Ltd., S.E. (Green Isle). On March 30, 2001, Green Isle filed a complaint in the U.S. District Court in Delaware against us (including several of our subsidiaries) and Avendra LLC, asserting claims under the Racketeer Influenced and Corrupt Organizations (RICO) and Robinson-Patman Acts, and claims of breach of contract, breach of fiduciary and other duties, aiding and abetting a breach of fiduciary duty, fraud and misrepresentation, and fiduciary accounting. The complaint sought damages of $140 million, which Green Isle sought to treble to $420 million under RICO and the Robinson-Patman Acts. The complaint did not request termination of our operating agreement.

On June 25, 2001, Green Isle filed a Chapter 11 Bankruptcy Petition in the Southern District of Florida and in that proceeding sought to reject our operating agreement. The claims against us, including the attempt to eliminate our management agreement in bankruptcy, were subsequently transferred to the U.S. District Court in Puerto Rico, and dismissed with prejudice, meaning that the claims may not be refiled or pursued elsewhere. Green Isle has appealed that decision. A Disclosure Statement and Plan of Reorganization filed in the bankruptcy proceeding on behalf of RECP San Juan Investors LLC and The Ritz-Carlton Hotel Company L.L.C. would operate to discharge the Green Isle litigation claims. A bankruptcy court confirmation hearing on that Plan of Reorganization is scheduled for May 1 and 2, 2003.

CTF/HPI arbitration and litigation.    On April 8, 2002, we initiated an arbitration proceeding against CTF Hotel Holdings, Inc. (CTF) and its affiliate, Hotel Property Investments (B.V.I.) Ltd. (HPI), in connection with a dispute over procurement issues for certain Renaissance hotels and resorts that we manage for CTF and HPI. On April 12, 2002, CTF filed a lawsuit in U.S. District Court in Delaware against us and Avendra LLC, alleging that, in connection with procurement at 20 of those hotels, we engaged in improper acts of self-dealing, and claiming breach of fiduciary, contractual and other duties; fraud; misrepresentation; and violations of the RICO and the Robinson-Patman Acts. CTF seeks various remedies, including a stay of the arbitration proceedings against CTF and unspecified actual, treble and punitive damages. The district court enjoined the arbitration with respect to CTF, but granted our request to stay the court proceedings pending the resolution of the arbitration with respect to HPI. Both parties have appealed that ruling. The arbitration hearing is scheduled to commence in October 2003.

In Town Hotels litigation.    On May 23, 2002, In Town Hotels filed suit against us, subsequently amended to include Avendra, LLC in the U.S. District Court for the Southern District of West Virginia alleging that, in connection with the management, procurement and rebates related to the Charleston, West Virginia Marriott, we misused confidential information, improperly allocated corporate overhead to the hotel, engaged in improper self dealing, failed to disclose information related to the above to In Town Hotels, and breached obligations owed to In Town

Hotels by refusing to replace the hotel’s general manager and by opening two additional hotels in the Charleston area. In Town Hotels claims breach of contract, breach of fiduciary and other duties, conversion, violation of the West Virginia Unfair Trade Practices Act, fraud, misrepresentation, negligence, violations of the Robinson-Patman Act, and other related causes of action, and seeks various remedies, including unspecified compensatory and exemplary damages, return of $18.5 million in management fees, and a declaratory judgment terminating the management agreement. Trial is scheduled for March 2004.

Strategic Hotel litigation.    On August 20, 2002, several direct or indirect subsidiaries of Strategic Hotel Capital, L.L.C. (Strategic) filed suit against us in the Superior Court of Los Angeles County, California in a dispute related to the management, procurement and rebates related to three California hotels that we manage for Strategic. Strategic alleges that we misused confidential information related to the hotels, improperly allocated corporate overhead to the hotels, engaged in improper self dealing with regard to procurement and rebates, and failed to disclose information related to the above to Strategic. Strategic also claims breach of contract, breach of fiduciary and other duties, unfair and deceptive business practices, unfair competition, and other related causes of action. Strategic seeks various remedies, including unspecified compensatory and exemplary damages, and a declaratory judgment terminating our management agreements. We have filed a cross complaint alleging a breach of Strategic’s covenant not to sue, a breach of the covenant of good faith and fair dealing, breach of an agreement to arbitrate, and a breach of The California Unfair Competition Statute. A discovery referee has been appointed, but no trial date has been set.

Senior Housing and Five Star litigation.    We and Marriott Senior Living Services, Inc. (SLS) (which on March 28, 2003, became a subsidiary of Sunrise) are party to actions in the Circuit Court for Montgomery County, Maryland and the Superior Court for Middlesex County, Massachusetts both initiated on November 27, 2002. These actions relate to 31 senior living communities that SLS operates for Senior Housing Properties Trust (SNH) and Five Star Quality Care, Inc. (FVE), and SNH/FVE’s attempt to terminate the operating agreements for these communities. In the Massachusetts action, SNH/FVE sought a declaration that the operating agreements between FVE and SLS created a principal-agent relationship, and that SNH/FVE could therefore terminate the agreements at will. The Massachusetts court dismissed that action on March 4, 2003 and entered judgement declaring that (i) the Company could sell the stock of SLS to Sunrise without obtaining SNH/FVE’s consent, (ii) the Company could remove Marriott proprietary marks from the communities and (iii) that the relationship in the operating agreements was not an agency relationship and not terminable other than as set forth in the agreements. SNH/FVE may still appeal this dismissal and declaration.

In the Maryland action, we and SLS are seeking, among other relief, a declaration that SLS is not in default or material breach of the operating agreements and a declaration that SNH/FVE had anticipatorily breached those agreements by violating their termination provisions. Trial in the Maryland action is scheduled to begin in April 2004.

Senior Care Associates litigation.    Senior Care Associates LLC (SCA) is the tenant of fourteen Brighton Gardens properties located in a total of ten states. The beneficial owner of the portfolio is one of our wholly-owned subsidiaries which leases the properties to SCA, who in turn has engaged SLS as manager. On March 24, 2003, SCA filed a lawsuit in the United States District Court for the District of Maryland against us and SLS seeking a declaratory judgment and injunctive relief. In the lawsuit SCA states that it presumed that SLS would remove the Marriott trademarks following SLS’s purchase by Sunrise and that SLS would otherwise violate the applicable operating agreements, despite several letters sent from the Company and SLS assuring SCA that SLS would continue to honor all the terms and conditions of the operating agreements following the sale. SCA seeks a declaration that the sale of SLS to Sunrise breached the operating agreements unless the facilities will continue to operate under the Marriott name and the Marriott standards. On March 24, 2003, the court refused to grant SCA a temporary restraining order against SLS and the Company. We and SLS moved to dismiss this litigation on April 14, 2003.

Whitehouse Hotel litigation. On April 7, 2003, Whitehouse Hotel Limited Partnership and WH Holdings, L.L.C., the owner of the New Orleans Ritz-Carlton Hotel, filed suit against us and the Ritz-Carlton Hotel Company, L.L.C. (“Ritz-Carlton”) in the Civil District Court for the Parish of New Orleans, Louisiana. Ritz-Carlton manages the hotel under contracts that identify it as an independent contractor, and that contain no territorial restrictions either on other Ritz-Carlton hotels or on Marriott hotels. Whitehouse sought a temporary restraining order and injunction to prevent us from managing, under the JW Marriott flag, the former LeMeridien hotel in New Orleans, claiming that the conversion to a JW Marriott would irreparably injure and damage the Ritz-Carlton hotel. The complaint against us and Ritz-Carlton alleges breach of contract, breach of fiduciary and other duties, violation of the Louisiana Unfair Trade Practices Act, breach of implied duty of good faith, civil conspiracy, and detrimental reliance. In addition to unspecified compensatory damages, Whitehouse seeks to enjoin the Company and Ritz-Carlton from both entering into any agreement to operate the former LeMeridien hotel and using or disclosing any confidential information of the New Orleans Ritz-Carlton, Iberville Suites and Maison Orleans hotels. Whitehouse also seeks a declaration of its right to terminate the operating agreements for cause. The court denied both Whitehouse’s motion for a temporary restraining order on April 11, 2003 and its request for expedited discovery on April 15, 2003.

We believe that each of the foregoing claims against us and against SLS are without merit and we intend to vigorously defend against them. However, we cannot assure you as to the outcome of these lawsuits nor can we currently estimate the range of potential losses to the Company.

Shareholders’ derivative action against our directors.

On January 16, 2003, Daniel and Raizel Taubenfeld filed a shareholder’s derivative action in Delaware state court against each member of our Board of Directors and against Avendra LLC. The company is named as a nominal defendant. The individual defendants are accused of exposing the company to accusations and lawsuits which allege wrongdoing on the part of the company. The complaint alleges that, as a result, the company’s reputation has been damaged leading to business losses and the compelled renegotiation of some management contracts. The substantive allegations of the complaint are derived exclusively from prior press reports. No damage claim is made against us and no specific damage number is asserted as to the individual defendants. Both the directors and the Company have moved to dismiss this action.

9.	Convertible Debt

Approximately $70 million in face amount of our zero-coupon convertible senior notes due 2021, known as LYONS are presently outstanding.

These LYONs which were issued on May 8, 2001, are convertible into approximately 0.9 million shares of our Class A Common Stock, and carry a yield to maturity of 0.75 percent. We may not redeem the LYONs prior to May 8, 2004. We may at the option of the holders be required to purchase the LYONs at their accreted value on May 8 of each of 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A Common Stock.

We classify LYONs as long-term based on our ability and intent to refinance the obligation with long-term debt if we are required to repurchase the LYONs.

10.	Restructuring Costs and Other Charges

The Company experienced a significant decline in demand for hotel rooms in the aftermath of the September 11, 2001 attacks on New York and Washington and the subsequent dramatic downturn in the economy. This decline resulted in reduced management and franchise fees, cancellation of development projects, and anticipated losses under guarantees and loans. In 2001, we responded by implementing certain companywide cost-saving measures, although we did not significantly change the scope of our operations. As a result of our restructuring plan, in the fourth quarter of 2001 we recorded pretax restructuring costs of $62 million, including (1) $15 million in severance costs; (2) $19 million, primarily associated with a loss on a sublease of excess space arising from the reduction in personnel; (3) $28 million related to the write-off of capitalized costs for development projects no longer deemed viable. We also incurred $142 million of other charges including (1) $85 million related to reserves for guarantees and loan losses; (2) $12 million related to accounts receivable reserves; (3) $13 million related to the write-down of properties held for sale; and (4) $32 million related to the impairment of technology related investments and other write-offs.

The following table summarizes our remaining restructuring liability ($ in millions):

	Restructuring costs and other charges liability at January 3, 2003	Cash payments made in 2003	Charges reversed in 2003	Restructuring costs and other charges liability at March 28, 2003
Severance	$2	$1	$—	$1
Facilities exit costs	11	—	—	11

Total restructuring costs	13	1	—	12
Reserves for guarantees	21	2	—	19

Total	$34	$3	$—	$31

In addition to the above, in 2001, we recorded restructuring charges of $62 million and other charges of $5 million for our Senior Living Services and Distribution Services businesses. The restructuring liability related to these discontinued operations was $1 million as of January 3, 2003 and was recorded on the balance sheet as liabilities of businesses held for sale. There was no restructuring liability related to discontinued operations as of March 28, 2003.

11.	Assets Held for Sale – Discontinued Operations

Senior Living Services

On December 17, 2002, we sold twelve senior living communities to CNL for approximately $89 million in cash. We accounted for the sale under the full accrual method in accordance with FAS No. 66, and we recorded an after-tax loss of approximately $13 million. On December 30, 2002, we entered into definitive agreements to sell our senior living management business to Sunrise and to sell nine senior living communities to CNL. We completed these sales to Sunrise and CNL in addition to the related sale of a parcel of land to Sunrise on March 28, 2003, for $266 million and recognized a gain, net of taxes, of $23 million.

Also, on December 30, 2002, we purchased 14 senior living communities for approximately $15 million in cash, plus the assumption of $227 million in debt, from an unrelated owner. We had previously agreed to provide a form of credit enhancement on the outstanding debt related to these communities. Management has approved and committed to a plan to sell these communities within 12 months. As part of that plan, subsequent to quarter end, on March 31, 2003, we acquired all of the subordinated credit-enhanced mortgage securities relating to the 14 communities in a transaction in which we issued $46 million of unsecured Marriott International, Inc. notes, due April 2004. As a result of the above transactions, at March 28, 2003, the operating results of our Senior Living Services segment are reported in discontinued operations, and the remaining assets are classified as assets held for sale on the balance sheet.

Additional information regarding the Senior Living Services business is as follows ($ in millions):

	Twelve weeks ended
	March 28, 2003	March 22, 2002
Income Statement Summary

Sales	$176	$180

Pretax income from operations	$11	$6
Tax provision	(4)	(2)

Income on operations, net of tax	$7	$4

Pretax gain on disposal	$38	$—
Tax provision	(15)	—

Gain on disposal, net of tax	$23	$—

	March 28, 2003	January 3, 2003
Balance Sheet Summary

Property, plant and equipment	$170	$434
Goodwill	—	115
Other assets	2	54
Liabilities	78	317

Distribution Services

As of January 3, 2003, through a combination of sale and transfer of nine facilities and the termination of all operations at four facilities, we completed our exit of the distribution services business. Accordingly, we present the exit costs and the operating results for our distribution services business as discontinued operations for the twelve weeks ended March 28, 2003 and March 22, 2002, and the remaining assets are classified as held for sale at March 28, 2003 and January 3, 2003. In the first quarter of 2003, we incurred exit costs of $1 million, primarily related to ongoing compensation costs associated with the wind down.

Additional information regarding the Distribution Services disposal group is as follows ($ in millions):

	Twelve weeks ended
	March 28, 2003	March 22, 2002
Income Statement Summary

Sales	$—	$376

Pretax loss from operations	$—	$(6)
Tax benefit	—	2

Loss on operations, net of tax	$—	$(4)

Pretax exit costs	$(1)	$—
Tax benefit	—	—

Exit costs, net of tax	$(1)	$—

	March 28, 2003	January 3, 2003
Balance Sheet Summary

Property, plant and equipment	$9	$9
Other assets	5	21
Liabilities	23	49

Item  2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

Continuing Operations

The following discussion presents an analysis of results of our operations for the twelve weeks ended March 28, 2003 and March 22, 2002.

Twelve Weeks Ended March 28, 2003 Compared to Twelve Weeks Ended March 22, 2002

Income from continuing operations, net of taxes increased 6 percent to $87 million and diluted earnings per share from continuing operations advanced 13 percent to $0.36. Sales increased 11 percent to $2 billion. Income from continuing operations reflected $78 million of tax benefits, offset by $59 million of operating losses, associated with our Synthetic Fuel business, and reflecting a 4 percent decline in our lodging business results.

Marriott Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported a 4 percent decrease in financial results on 8 percent higher sales. The results reflect lower U.S. demand, offset by new unit additions. In addition, there were no timeshare note sale gains in the first quarter of 2003, compared to $14 million in the 2002 first quarter. Lodging sales increased to $1.9 billion and systemwide lodging sales increased to $4.2 billion. The reconciliation of sales to systemwide sales for the first quarter is as follows ($ in millions):

	Twelve weeks ended
	March 28, 2003	March 22, 2002
Lodging sales, as reported	$1,946	$1,803
Guest sales revenue generated at franchised properties, excluding revenues which are already included in lodging sales	1,192	1,106
Guest sales revenue generated at managed properties, excluding revenues which are already included in lodging sales	1,107	1,058

Lodging systemwide sales	$4,245	$3,967

We consider Lodging systemwide sales to be a meaningful indicator of our performance because it measures the growth in revenues of all of the properties that carry one of the Marriott brand names. Our growth in profitability is in large part driven by such overall revenue growth.

We have presented a claim with an insurance company for lost management fees from the September 11, 2001 terrorist attacks. In the fourth quarter of 2002, we recognized $1 million in income from insurance proceeds; we have not recognized any income in the first quarter of 2003. Although we expect to realize further proceeds, we cannot currently estimate the amounts that may be paid to us.

We added a total of 35 lodging properties (8,028 rooms) during the first quarter of 2003, and deflagged one hotel (104 rooms) and two timeshare resorts (78 rooms), increasing our total properties to 2,589 (471,275 rooms). Properties by brand as of March 28, 2003 (excluding 3,920 rental units relating to Marriott ExecuStay) are as indicated in the following table.

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging
Marriott Hotels and Resorts	265	113,651	193	54,456
The Ritz-Carlton Hotels	52	16,916	—	—
Renaissance Hotels and Resorts	85	33,013	44	13,894
Ramada International	4	727	146	21,147

Select-Service Lodging
Courtyard	289	45,874	304	39,478
Fairfield Inn	2	855	506	47,895
SpringHill Suites	21	3,346	78	8,022

Extended-Stay Lodging
Residence Inn	133	18,204	298	32,949
TownePlace Suites	34	3,665	71	7,141
Marriott Executive Apartments and other	11	2,068	1	99

Timeshare
Marriott Vacation Club International	44	7,211	—	—
Horizons by Marriott Vacation Club International	2	212	—	—
The Ritz-Carlton Club	4	204	—	—
Marriott Grand Residence Club	2	248	—	—

Total	948	246,194	1,641	225,081

We consider Revenue per Available Room (REVPAR) to be a meaningful indicator of our performance because it measures the period over period change in room revenues for comparable properties. We calculate REVPAR by dividing room sales for comparable properties by room nights available to guests for the period. REVPAR may not be comparable to similarly titled measures such as revenues. We have not presented statistics for Fairfield Inn and SpringHill Suites company-operated North American properties—since these brands only have a few properties that we operate, the information would not be meaningful (identified as “nm” in the tables below). Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties. Systemwide international statistics by region are based on comparable worldwide units, excluding North America, and reflect constant foreign exchange rates. The following tables show occupancy, average daily rate and REVPAR for each of our principal established brands:

	Comparable Company-Operated North American Properties		Comparable Systemwide North American Properties
	Twelve weeks ended March 28, 2003	Change vs. 2002	Twelve weeks ended March 28, 2003	Change vs. 2002
Marriott Hotels and Resorts
Occupancy	68.3%	-0.3% pts.	66.7%	0.3% pts.
Average daily rate	$139.32	-1.7%	$131.70	-2.4%
REVPAR	$95.11	-2.1%	$87.90	-1.9%

The Ritz-Carlton Hotels[1]
Occupancy	63.5%	-2.0% pts.	63.5%	-2.0% pts.
Average daily rate	$255.21	2.4%	$255.21	2.4%
REVPAR	$161.97	-0.8%	$161.97	-0.8%

Renaissance Hotels and Resorts
Occupancy	65.1%	1.4% pts.	62.4%	2.0% pts.
Average daily rate	$133.34	-2.0%	$124.67	-2.2%
REVPAR	$86.81	0.1%	$77.84	1.0%

Courtyard
Occupancy	65.9%	0.7% pts.	66.7%	1.1% pts.
Average daily rate	$94.23	-1.4%	$93.42	-1.0%
REVPAR	$62.08	-0.3%	$62.27	0.6%

Fairfield Inn
Occupancy	nm	nm	59.9%	0.7% pts.
Average daily rate	nm	nm	$63.54	0.8%
REVPAR	nm	nm	$38.03	2.0%

SpringHill Suites
Occupancy	nm	nm	66.3%	2.6% pts.
Average daily rate	nm	nm	$81.72	1.8%
REVPAR	nm	nm	$54.22	6.1%

Residence Inn
Occupancy	74.2%	0.1% pts.	73.7%	0.7% pts.
Average daily rate	$97.13	-2.9%	$94.99	-2.2%
REVPAR	$72.10	-2.8%	$70.04	-1.2%

TownePlace Suites
Occupancy	64.7%	-6.2% pts.	66.5%	-1.6% pts.
Average daily rate	$62.75	5.6%	$63.60	1.2%
REVPAR	$40.59	-3.6%	$42.30	-1.2%

[1]	Statistics for The Ritz-Carlton Hotels are for January and February.

	Comparable Company-Operated International Properties		Comparable Systemwide International Properties
	Two months ended February 28, 2003	Change vs. 2002	Two months ended February 28, 2003	Change vs. 2002
Caribbean & Latin America
Occupancy	69.4%	6.6% pts.	66.1%	6.3% pts.
Average daily rate	$160.05	3.6%	$154.45	5.1%
REVPAR	$111.03	14.5%	$102.07	16.3%

Continental Europe
Occupancy	57.3%	0.2% pts.	54.6%	-0.3% pts.
Average daily rate	$120.27	-4.1%	$119.19	-1.8%
REVPAR	$68.89	-3.7%	$65.04	-2.3%

United Kingdom
Occupancy	67.7%	-5.2% pts.	61.2%	-2.8% pts.
Average daily rate	$145.57	1.9%	$122.01	-5.0%
REVPAR	$98.49	-5.3%	$74.63	-9.2%

Middle East & Africa
Occupancy	67.2%	11.2% pts.	66.5%	11.7% pts.
Average daily rate	$91.98	11.0%	$91.10	10.4%
REVPAR	$61.81	33.3%	$60.57	34.1%

Asia Pacific
Occupancy	69.0%	4.7% pts.	69.8%	3.9% pts.
Average daily rate	$94.00	1.3%	$97.55	1.3%
REVPAR	$64.87	8.7%	$68.12	7.2%

For North American properties (except for The Ritz-Carlton Hotels), the occupancy, average daily rate and REVPAR statistics used throughout this report for the twelve weeks ended March 28, 2003, include the period from January 4, 2003 through March 28, 2003, while the twelve weeks ended March 22, 2002 statistics include the period from December 29, 2001 through March 22, 2002. The 2003 statistics exclude the impact of the New Year’s holiday, which historically is a slow week.

Across our Lodging brands, REVPAR for comparable company-operated North American properties declined by an average of 1.5 percent in the first quarter of 2003. Average room rates for these hotels declined 1.5 percent and occupancy remained unchanged from the prior year.

Across Marriott’s North American Full-Service lodging brands (Marriott Hotels and Resorts; RenaissanceHotels andResorts; and The Ritz-Carlton Hotels), REVPAR for comparable company-operated North American properties declined 1.7 percent. Average room rates for these hotels declined 1.4 percent and occupancy decreased 0.2 percentage points to 67.5 percent.

Our North American Select-Service and Extended-Stay brands (Fairfield Inn; Courtyard; Residence Inn; SpringHill Suites; and TownePlace Suites) had, for comparable company-operated North American properties, average REVPAR declines of 1.0 percent and average room rate declines of 1.3 percent, while occupancy increased 0.2 percentage points.

International lodging reported an increase in the results of operations, reflecting the impact of stronger demand in the Caribbean, Asia, and the Middle East, partially offset by a decline in travel to Europe.

For our Timeshare brands (Marriott Vacation Club International; The Ritz-Carlton Club; Horizons by Marriott Vacation Club International; and Marriott Grand Residence Club) financial results decreased 42 percent, to $18 million. The decline is primarily attributable to the fact that there were no timeshare notes sold in the first quarter of 2003, while our timeshare business generated note sale gains of $14 million in the first quarter of 2002. First quarter 2003 results, compared to first quarter 2002 results, also reflect an increase in contract sales in excess of 15 percent and favorable development margins.

Corporate Expenses, Interest and Taxes.    Interest expense increased $7 million, reflecting the impact of the mortgage debt assumed in the fourth quarter of 2002 associated with the acquisition of 14 senior living communities, as well as additional share repurchases and lower capitalized interest resulting from fewer projects under construction, primarily related to our timeshare business. Interest income increased slightly to $20 million, before reflecting reserves of $5 million for loans deemed uncollectible at two hotels. Corporate expenses increased 3 percent to $30 million reflecting higher litigation expenses.

The income from continuing operations generated a tax benefit of $40 million in the first quarter of 2003 compared to a tax provision of $36 million in the first quarter of 2002. The difference was primarily attributable to our Synthetic Fuel business which generated a tax benefit and tax credits totaling $78 million in the first quarter of 2003 compared to $7 million in the year ago quarter.

Synthetic Fuel.    In October 2001, we acquired four coal-based synthetic fuel production facilities (the Facilities) for $46 million in cash. The synthetic fuel produced at the Facilities qualifies for tax credits based on Section 29 of the Internal Revenue Code. Under Section 29, tax credits are not available for synthetic fuel produced after 2007. We began operating these Facilities in the first quarter of 2002. The operation of the Facilities, together with the benefit arising from the tax credits, has been, and we expect will continue to be significantly accretive to our net income. Although the Facilities produce significant losses, these are more than offset by the tax credits generated under Section 29, which reduce our income tax expense. In the first quarter of 2003, our Synthetic Fuel business reflected sales of $68 million and a loss of $59 million, resulting in a tax benefit of $21 million and tax credits of $57 million.

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

Discontinued Operations

Senior Living Services.

On December 17, 2002, we sold twelve senior living communities to CNL for approximately $89 million in cash. We accounted for the sale under the full accrual method in accordance with FAS No. 66, and we recorded an after-tax loss of approximately $13 million. On December 30, 2002, we entered into definitive agreements to sell our senior living management business to Sunrise and to sell nine senior living communities to CNL. We completed the sales to Sunrise and CNL in addition to the related sale of a parcel of land to Sunrise on March 28, 2003, for $266 million and recognized a gain, net of taxes, of $23 million.

Also, on December 30, 2002, we purchased 14 senior living communities for approximately $15 million in cash, plus the assumption of $227 million in debt, from an unrelated owner. We had previously agreed to provide a form of credit enhancement on the outstanding debt related to these communities. Management has approved and committed to a plan to sell these communities within 12 months. As part of the plan, subsequent to quarter end, on March 31, 2003, we acquired all of the subordinated credit-enhanced mortgage securities relating to the 14 communities in a transaction in which we issued $46 million of unsecured Marriott International, Inc. notes, due April 2004. As a result of the above transactions, at March 28, 2003, the operating results of our Senior Living Services segment are reported in discontinued operations, and the remaining assets are classified as assets held for sale on the balance sheet.

Income from discontinued operations, net of taxes and excluding the gain on disposal of $23 million, was $7 million, an increase of $3 million over first quarter 2002 results. The results reflect income from the 14 properties purchased in the fourth quarter of 2002 and lower depreciation due to the classification of assets as held for sale. The comparison to 2002 includes the impact of a one-time payment received in the first quarter of 2002 associated with the sale of the Crestline Senior Living Communities.

Distribution Services.

As of January 3, 2003, through a combination of sale and transfer of nine facilities and the termination of all operations at four facilities, we completed our exit of the distribution services business. Accordingly, we present the exit costs and the operating results for our distribution services business as discontinued operations for the twelve weeks ended March 28, 2003 and March 22, 2002, and the remaining assets are classified as held for sale at March 28, 2003 and January 3, 2003. In the first quarter of 2003, we incurred exit costs of $1 million, primarily related to ongoing compensation costs associated with the wind down. Additional costs associated with the wind down are expected to be incurred in the second quarter of 2003. Although we are unable to estimate the costs, we do not expect the costs to be material since the wind down is substantially complete.

LIQUIDITY AND CAPITAL RESOURCES

We have credit facilities which support our commercial paper program and letters of credit. At March 28, 2003, our cash balances combined with our available borrowing capacity under the credit facilities amounted to nearly $2 billion. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements, including the repayment of $200 million of senior notes due in November 2003.

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

Cash and equivalents totaled $525 million at March 28, 2003, an increase of $327 million from year end 2002. We increased our cash position as a result of the uncertainty associated with the war in Iraq.

Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) from continuing operations and EBITDA from continuing operations, excluding Synthetic Fuel are financial measures that are not presented in accordance with accounting principles generally accepted in the United States. We consider EBITDA from continuing operations to be an indicator of operating performance, which can be used to measure our ability to service debt, fund capital expenditures and expand our business. We also consider the presentation of EBITDA from continuing operations, excluding our Synthetic Fuel business to provide a useful supplemental measure to investors because the significant losses produced by our Synthetic Fuel Facilities are more than offset by the tax credits generated, which reduce our income tax expense. However, EBITDA is not an alternative to net income, financial results, cash flows from operations, or any other operating or liquidity measure prescribed by accounting principles generally accepted in the United States.

EBITDA (from continuing operations) for the twelve weeks ended March 28, 2003 decreased by $61 million, or 36 percent, to $107 million. Excluding the impact of the $57 million EBITDA decrease from our Synthetic Fuel business, EBITDA would have decreased by $9 million, or 5 percent to $164 million.

The reconciliation of income from continuing operations, before income taxes to EBITDA and to EBITDA, excluding Synthetic Fuel is as follows:

	Twelve weeks ended
($ in millions)	March 28, 2003	March 22, 2002
Income from continuing operations, before taxes	$47	$118
Interest expense	26	19
Depreciation	29	22
Amortization	5	9

EBITDA from continuing operations	$107	$168
Synthetic Fuel loss, before taxes	59	6
Depreciation – Synthetic Fuel	(2)	(1)

EBITDA from continuing operations, excluding Synthetic Fuel	$164	$173

Net cash provided by investing activities totaled $229 million for the twelve weeks ended March 28, 2003, and consisted primarily of proceeds from the sale of our senior living management business to Sunrise and the sale of nine senior living communities and a parcel of land to CNL, and proceeds from a loan sale, net of capital expenditures and loan advances.

In April 1999, January 2000, and January 2001, we filed “universal shelf” registration statements with the Securities and Exchange Commission in the amounts of $500 million, $300 million and $300 million, respectively. As of March 28, 2003, we had offered and sold to the public under these registration statements, $300 million of debt securities at 7 7/8%, due 2009 and $300 million at 8 1/8%, due 2005, leaving a balance of $500 million available for future offerings.

Approximately $70 million in face amount of our zero-coupon convertible senior notes due 2021, known as LYONs are presently outstanding. These LYONs which were issued on May 8, 2001, are convertible into approximately 0.9 million shares of our Class A Common Stock, and carry a yield to maturity of 0.75 percent. We may not redeem the LYONs prior to May 8, 2004. We may at the option of the holders be required to purchase the LYONs at their accreted value on May 8 of each of 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A Common Stock. We classify LYONs as long-term based on our ability and intent to refinance the obligation with long-term debt if we are required to repurchase the LYONs.

The following table summarizes our contractual obligations:

		Payments Due by Period
Contractual Obligations	Total	Before January 2, 2004	1-3 years	4-5 years	After 5 years
($ in millions)
Debt	$2,160	$222	$546	$505	$887
Operating Leases
Recourse	970	83	176	122	589
Non-recourse	544	13	69	96	366

Total Contractual Cash Obligations	$3,674	$318	$791	$723	$1,842

The totals above exclude recourse minimum lease payments of $2 million associated with the discontinued Distribution Services business, due as follows: less than one year $1 million; and one to three years $1 million. Excluded from the debt obligation above is $46 million associated with the discontinued Senior Living Services business which, subsequent to quarter end, on March 31, 2003, was refinanced. At the end of the quarter the obligation was included in liabilities of businesses held for sale. Subsequent to quarter end, the refinanced obligation will be classified as long-term debt.

The following table summarizes our commitments:

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Before January 2, 2004	1-3 years	4-5 years	After 5 years
($ in millions)
Guarantees	$1,256	$76	$248	$349	$583
Timeshare note repurchase obligations	11	—	2	—	9

Total	$1,267	$76	$250	$349	$592

Our guarantees include $237 million for commitments which will not be in effect until the underlying hotels are open and we begin to manage the properties. Our total unfunded loan commitments amounted to $194 million at March 28, 2003. We expect to fund $114 million by January 2, 2004 and $27 million in one to three years. We do not expect to fund the remaining $53 million of commitments, which expire as follows: $48 million within one year; $2 million in one to three years; none in four to five years; and $3 million after five years. Included in guarantees above are $410 million related to Senior Living Services lease obligations and lifecare bonds. The lease obligations and lifecare bonds are primary obligations of Sunrise and CNL. Marriott International, Inc. has been indemnified by Sunrise and CNL with respect to any guarantee fundings in connection with these lease obligations and lifecare bonds. Prior to the sale of the Senior Living Services business these pre-existing guarantees were guarantees by Marriott International, Inc. of obligations of consolidated Senior Living Services subsidiaries. Also included in the table above are $51 million of guarantees associated with the Sunrise sale transaction.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are in compliance with principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our annual report on Form 10-K we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

SHARE REPURCHASES

We purchased 4.9 million shares of our Class A Common Stock during the twelve weeks ended March 28, 2003 at an average price of $31.28 per share. As of March 28, 2003, we were authorized by our Board of Directors to repurchase 18.1 million shares.

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

For purchases of goods and services by the majority of Marriott’s managed hotels, Avendra is permitted to retain unrestricted allowances, in an amount sufficient only to recover Avendra’s properly allocated costs of providing procurement services. Other management contracts allow Avendra to retain vendor allowances and earn a return which is competitive in the industry. This amount is capped by the PSA. Lastly, for purchases of goods and services by hotels owned by one of Marriott’s hotel owners, Avendra is not permitted to retain any of such unrestricted allowances; instead, Avendra charges a negotiated fee to Marriott, and Marriott in turn charges a negotiated fee to that owner. If Marriott franchised hotels (not managed by Marriott) elect to purchase through Avendra, they negotiate separately with Avendra and are not bound by the terms of the PSA for our managed hotels. We account for our interest in Avendra under the equity method and recognized income of $0.1 million in the first quarter of 2003. After we have recovered our investment in Avendra and associated expenses through distributions from Avendra or a sale of all or any portion of our equity interest in Avendra, we will apply any further benefits to offset costs otherwise allocable to Marriott branded hotels.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since January 3, 2003.

Item 4. Controls and Procedures

In April 2003, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Management necessarily applied its judgement in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The legal proceedings and claims described under the heading captioned “Contingencies” in Note 8 of the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference. From time to time, we are also subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth information about the Company’s compensation plans at January 3, 2003.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	$39,412,991	$29.13	$22,680,223[1]
Equity compensation plans not approved by shareholders [2]	—		—

Total	$39,412,991		$22,680,223

[1]	Consists of 21,200,455 securities in the 2002 Comprehensive Stock and Cash Incentive Plan and 1,479,768 securities in the Employee Stock Purchase Plan.

[2]	All of the Company’s equity compensation plans have been approved by shareholders.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
10-1	Stock Purchase Agreement dated as of December 30, 2002 by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.

10-2

Amendment No.1 to Stock Purchase Agreement, dated as of March 28, 2003 by and among Marriott International, Inc., Marriott Senior Holding Co., Marriott Magenta Holding Company, Inc. and Sunrise Assisted Living, Inc.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

99-1	Forward-Looking Statements.

99-2	Sarbanes-Oxley Act – Section 906 Certifications.

(b)	Reports on Form 8-K

  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.

2nd day of May, 2003

/s/ Arne M. Sorenson
Arne M. Sorenson
Executive Vice President and Chief Financial Officer

/s/ Michael J. Green
Michael J. Green
Vice President Finance and Principal Accounting Officer

CERTIFICATIONS

I, J.W. Marriott, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Marriott International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 2, 2003

/s/ J.W. Marriott, Jr.
J.W. Marriott, Jr.
Chairman of the Board and Chief Executive Officer

I, Arne M. Sorenson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Marriott International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 2, 2003

/s/ Arne M. Sorenson
Arne M. Sorenson
Executive Vice President and Chief Financial Officer