Form 10-Q
period 2003-06-20
MARRIOTT INTERNATIONAL INC /MD/
filed 2003-07-22
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 20, 2003

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

  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

  Yes  ☒  No  ☐

Class	Shares outstanding at July 3, 2003
Class A Common Stock, $0.01 par value	232,925,341

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

•	competition in each of our business segments;

•	business strategies and their intended results;

•	the balance between supply of and demand for hotel rooms, timeshare units and corporate apartments;

•	our continued ability to obtain new operating contracts and franchise agreements;

•	our ability to develop and maintain positive relations with current and potential hotel owners;

•	our ability to obtain adequate property and liability insurance to protect against losses or to obtain such insurance at reasonable rates;

•	the effect of international, national and regional economic conditions, including the duration and severity of the current economic downturn in the United States, the pace of the lodging industry’s adjustment to the continuing war on terrorism, the unknown pace of recovery from the decrease in travel caused by the recent military action in Iraq, and the possible further decline in travel if military action is taken elsewhere;

•	the impact of Severe Acute Respiratory Syndrome (“SARS”) on travel, particularly if recent apparent successes in efforts to control the disease are not maintained, or travel is slow to return to the affected areas;

•	our ability to recover our loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise;

•	the availability of capital to allow us and potential and current hotel owners to fund investments and refurbishment of existing hotels;

•	rejection by the Internal Revenue Service of our synthetic fuel tax credits on audit or its failure to issue a new private letter ruling enabling the purchaser of an interest in our synthetic fuel business to exercise its one-time option to return its ownership interests to us;

•	interruption of our synthetic fuel operations due to problems at any of our operations, the power plants that buy synthetic fuel from us or the coal mines where we buy coal, which could be caused by accidents, union activity, severe weather or other similar unpredictable events;

•	the effect that internet reservation channels may have on the rates that we are able to charge for hotel rooms and timeshare intervals; and

•	other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC).

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve weeks ended		Twenty-four weeks ended
	June 20, 2003	June 14, 2002	June 20, 2003	June 14, 2002
SALES
Lodging
Base management fees	$88	$91	$180	$176
Incentive management fees	28	52	57	84
Franchise fees	56	54	108	105
Owned and leased properties	87	96	176	189
Cost reimbursements	1,402	1,343	2,810	2,605
Other revenue	314	345	590	625
Synthetic Fuel	63	53	131	58

	2,038	2,034	4,052	3,842
OPERATING COSTS AND EXPENSES
Lodging
Owned and leased—direct	89	89	178	180
Other lodging—direct	265	287	515	527
Reimbursed costs	1,402	1,343	2,810	2,605
Administrative and other	44	70	96	127
Synthetic Fuel	105	96	232	107

	1,905	1,885	3,831	3,546

	133	149	221	296
Corporate expenses	(24)	(23)	(54)	(52)
Interest expense	(25)	(21)	(51)	(40)
Interest income	27	28	47	47
Provision for loan losses	(1)	—	(6)	—

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	110	133	157	251
Income tax benefit (provision)	16	(6)	56	(42)

INCOME FROM CONTINUING OPERATIONS	126	127	213	209
Discontinued Operations
Income from Senior Living Services, net of tax	1	3	8	7
(Loss) Gain on disposal of Senior Living Services, net of tax	(2)	—	21	—
Loss from Distribution Services, net of tax	—	(1)	—	(5)
Exit costs—Distribution Services, net of tax	—	—	(1)	—

NET INCOME	$125	$129	$241	$211

EARNINGS PER SHARE—Basic
Earnings from continuing operations	$.54	$.52	$.91	$.86
Earnings from discontinued operations	—	.01	.12	.01

Earnings per share	$.54	$.53	$1.03	$.87

EARNINGS PER SHARE—Diluted
Earnings from continuing operations	$.52	$.49	$.87	$.81
(Loss) Earnings from discontinued operations	(.01)	.01	.12	.01

Earnings per share	$.51	$.50	$.99	$.82

DIVIDENDS DECLARED PER SHARE	$0.075	$0.07	$0.145	$0.135

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

($ in millions)

	June 20, 2003 (Unaudited)	January 3, 2003
ASSETS
Current assets
Cash and equivalents	$144	$198
Accounts and notes receivable	645	522
Prepaid taxes	274	300
Other	152	89
Assets held for sale	228	664

	1,443	1,773

Property and equipment	2,535	2,560
Goodwill	923	923
Other intangible assets	511	495
Investments in affiliates—equity	488	493
Investments in affiliates—notes receivable	626	584
Notes and other receivables, net
Loans to timeshare owners	143	153
Other notes receivable	179	304
Other long-term receivables	476	473

	798	930

Other	680	538

	$8,004	$8,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$469	$529
Current portion of long-term debt	263	221
Liabilities of businesses held for sale	54	390
Other	1,060	1,067

	1,846	2,207

Long-term debt	1,380	1,492
Casualty self insurance reserves	118	106
Other long-term liabilities and deferred income	920	857
Convertible debt	62	61
Shareholders’ equity
Class A common stock	3	3
Additional paid-in capital	3,280	3,224
Retained earnings	1,305	1,126
Deferred compensation	(96)	(43)
Treasury stock, at cost	(777)	(667)
Accumulated other comprehensive loss	(37)	(70)

	3,678	3,573

	$8,004	$8,296

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

(Unaudited)

	Twenty-four weeks ended
	June 20, 2003	June 14, 2002
OPERATING ACTIVITIES
Income from continuing operations	$213	$209
Adjustments to reconcile to cash provided by operating activities:
Income from discontinued operations	8	2
Discontinued operations—gain on sale/exit	20	—
Depreciation and amortization	68	86
Income taxes and other	(142)	57
Timeshare activity, net	(41)	(63)
Working capital changes	(106)	(7)

Net cash provided by operating activities	20	284
INVESTING ACTIVITIES
Capital expenditures	(116)	(172)
Dispositions	361	282
Loan advances	(70)	(64)
Loan collections and sales	111	29
Other	(20)	(53)

Net cash provided by investing activities	266	22
FINANCING ACTIVITIES
Commercial paper, net	(87)	353
Issuance of long-term debt	6	11
Repayment of long-term debt	(57)	(1,269)
Issuance of Class A common stock	29	27
Dividends paid	(33)	(31)
Purchase of treasury stock	(198)	(20)

Net cash used in financing activities	(340)	(929)

DECREASE IN CASH AND EQUIVALENTS	(54)	(623)
CASH AND EQUIVALENTS, beginning of period	198	812

CASH AND EQUIVALENTS, end of period	$144	$189

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements present the results of operations, financial position and cash flows of Marriott International, Inc. (together with its subsidiaries, we, us or the Company).

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2003. Certain terms not otherwise defined in this quarterly report have the meanings specified in such Annual Report.

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

In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 20, 2003 and January 3, 2003 and the results of operations for the twelve and twenty-four weeks ended June 20, 2003 and June 14, 2002 and cash flows for the twenty-four weeks ended June 20, 2003 and June 14, 2002. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

Revenue Recognition

Our sales include (1) base and incentive management fees, (2) franchise fees, (3) sales from lodging properties owned or leased by us, (4) cost reimbursements, (5) other lodging revenue, and (6) sales made by our Synthetic Fuel business. Management fees comprise a base fee, which is a percentage of the revenues of hotels and an incentive fee, which is generally based on unit profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by lodging properties that we manage or franchise. Other lodging revenue includes sales from our Timeshare and ExecuStay businesses (excluding base fees, reimbursed costs and franchise fees).

Management Fees: We recognize base fees as revenue when earned in accordance with the contract. In interim periods and at year end we recognize incentive fees that would be due as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us. For the twenty-four weeks ended June 20, 2003 we have recognized $57 million of incentive management fees, retention of which is dependent on achievement of hotel profitability for the balance of the year at levels specified in a number of our management contracts.

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

We adopted the disclosure provisions of FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” in the fourth quarter of 2002. We applied the recognition and measurement provisions for guarantees issued in the first and second quarters of 2003 and there was no material impact on our financial statements.

FIN 46, “Consolidation of Variable Interest Entities,” is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. The provisions of FIN 46 must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the third quarter of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. Where it is reasonably possible that the company will consolidate or disclose information about a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. We are currently reviewing the potential impact of FIN 46 on our financial statements and we expect any disclosure or consolidation requirements arising from the adoption will be immaterial.

3.	Earnings Per Share

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

	Twelve weeks ended		Twenty-four weeks ended
	June 20, 2003	June 14, 2002	June 20, 2003	June 14, 2002
Computation of Basic Earnings Per Share
Income from continuing operations	$126	$127	$213	$209
Weighted average shares outstanding	232.3	242.8	233.1	242.4

Basic earnings per share from continuing operations	$0.54	$0.52	$0.91	$0.86

Computation of Diluted Earnings Per Share
Income from continuing operations	$126	$127	$213	$209
After-tax interest expense on convertible debt	—	1	—	3

Income from continuing operations for diluted earnings per share	$126	$128	$213	$212

Weighted average shares outstanding	232.3	242.8	233.1	242.4
Effect of dilutive securities
Employee stock option plan	6.0	8.1	4.8	7.9
Deferred stock incentive plan	4.7	4.9	4.7	4.9
Restricted stock plan	0.3	—	0.3	—
Convertible debt	1.0	4.0	1.0	5.2

Shares for diluted earnings per share	244.3	259.8	243.9	260.4

Diluted earnings per share from continuing operations	$0.52	$0.49	$0.87	$0.81

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings from continuing operations.

The calculation of diluted earnings per share does not include the following because the inclusion would have an antidilutive impact for the applicable period: (a) for the twelve week and twenty-four week periods ended June 20, 2003, 6.9 million and 7.3 million options, respectively, and (b) for the twelve and twenty-four week periods ended June 14, 2002, 5.6 million and 5.8 million options, respectively.

4.	Stock-Based Compensation

We have several stock-based employee compensation plans that we account for using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we do not reflect stock-based employee compensation cost in net income for our Stock Option Program, the Supplemental Executive Stock Option awards or the Stock Purchase Plan. We recognized stock-based employee compensation cost of $5 million and $2 million, net of tax, for deferred share grants, restricted share grants and restricted stock units for the twelve weeks ended June 20, 2003 and June 14, 2002. For the twenty-four weeks ended June 20, 2003 and June 14, 2002, we recognized stock-based employee compensation costs of $9 million and $4 million, respectively. Included in 2003 compensation for the twenty-four weeks ended June 20, 2003, is $4 million net of tax related to the grant of approximately 1.9 million units under the employee restricted stock unit program which was started in the first quarter of 2003. At June 20, 2003, there was approximately $52 million in deferred compensation related to unit grants. Under the unit plan, fixed grants will be awarded annually to certain employees.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The impact of measured but unrecognized compensation cost and excess tax benefits credited to additional paid-in capital is included in the denominator of the diluted pro forma shares for all periods presented.

	Twelve weeks ended		Twenty-four weeks ended
($ in millions, except per share amounts)	June 20, 2003	June 14, 2002	June 20, 2003	June 14, 2002
Net income, as reported	$125	$129	$241	$211
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5	2	9	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(15)	(34)	(30)

Pro forma net income	$112	$116	$216	$185

Earnings per share:
Basic—as reported	$.54	$.53	$1.03	$.87

Basic—pro forma	$.48	$.48	$.93	$.76

Diluted—as reported	$.51	$.50	$.99	$.82

Diluted—pro forma	$.46	$.46	$.90	$.73

5.	Marriott Rewards

We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred, and recognize the corresponding expense relating to the cost of the awards redeemed. The liability for the Marriott Rewards program was $728 million at June 20, 2003 and $683 million at January 3, 2003 of which $437 million and $418 million, respectively, are included in other long-term liabilities and deferred income in the accompanying condensed consolidated balance sheet.

6.	Dispositions

In the second quarter of 2003, we sold two lodging properties for $98 million in cash. We will continue to operate the two hotels under long-term management agreements. The sales are accounted for under the full accrual method of accounting in accordance with FAS No. 66. The properties were sold for a gain of $4 million, which is deferred until certain contingencies in the sales contract expire.

7.	Comprehensive Income

Total comprehensive income was $160 million and $138 million, for the twelve weeks ended June 20, 2003 and June 14, 2002, respectively, and $274 million and $218 million, respectively, for the twenty-four weeks ended June 20, 2003 and June 14, 2002. The principal difference between net income and total comprehensive income for the applicable 2003 and 2002 periods relates to foreign currency translation adjustments.

8.	Business Segments

We are a diversified hospitality company with operations in five business segments:

•	Full-Service Lodging, which includes Marriott Hotels and Resorts; The Ritz-Carlton Hotels; Renaissance Hotels and Resorts; and Ramada International;

•	Select-Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites;

•	Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites, Marriott ExecuStay and Marriott Executive Apartments;

•	Timeshare, which includes the operation, ownership, development and marketing of timeshare properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Horizons by Marriott Vacation Club International and Marriott Grand Residence Club brands; and

•	Synthetic Fuel, which includes the operation of our coal-based synthetic fuel production facilities. Our Synthetic Fuel Business generated tax benefits and credits of $68 million and $58 million for the twelve weeks ended June 20, 2003 and June 14, 2002, respectively, and $146 million and $65 million for the twenty-four weeks then ended.

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

	Twelve weeks ended		Twenty-four weeks ended
	June 20, 2003	June 14, 2002	June 20, 2003	June 14, 2002
Sales
($ in millions)
Full-Service	$1,323	$1,299	$2,644	$2,520
Select-Service	229	238	463	445
Extended-Stay	130	148	254	269
Timeshare	293	296	560	550

Total Lodging	1,975	1,981	3,921	3,784
Synthetic Fuel	63	53	131	58

	$2,038	$2,034	$4,052	$3,842

Segment financial results
($ in millions)
Full-Service	$87	$103	$182	$189
Select-Service	29	40	53	68
Extended-Stay	15	10	25	18
Timeshare	44	39	62	70

Total Lodging	175	192	322	345
Synthetic Fuel	(42)	(43)	(101)	(49)

	$133	$149	$221	$296

Equity in income/(loss) of equity method investees
($ in millions)
Full-Service	$2	$6	$7	$4
Select-Service	(3)	—	(7)	(3)
Timeshare	—	—	(1)	—
Corporate	1	—	—	(1)

	$—	$6	$(1)	$—

9.	Contingencies

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

Our guarantees include $406 million related to Senior Living Services lease obligations and lifecare bonds. Sunrise Assisted Living, Inc. (Sunrise) is the primary obligor of the leases and a portion of the lifecare bonds and CNL Retirement Properties, Inc. (CNL) is the primary obligor of the remainder of the lifecare bonds. Marriott International, Inc. has been indemnified by Sunrise and CNL with respect to any guarantee fundings in connection with these lease obligations and lifecare bonds. Prior to the sale of the Senior Living Services business these pre-existing guarantees were guarantees by Marriott International, Inc. of obligations of consolidated Senior Living Services subsidiaries. Our guarantees additionally include $51 million of guarantees associated with the Sunrise sale transaction.

The maximum potential amount of future fundings and the carrying amount of the liability for expected future fundings  at June 20, 2003 are as follows ($ in millions):

Guarantee type	Maximum amount of future fundings	Liability for future fundings at June 20, 2003
Debt service	$407	$16
Operating profit	360	11
Project completion	52	—
Timeshare	25	—
Senior Living Services	457	—
Other	30	—

	$1,331	$27

Our guarantees listed above include $257 million for commitments which will not be in effect until the underlying hotels are open and we begin to manage the properties. Guarantee fundings to lenders and hotel owners are generally recoverable in the form of a loan and are generally repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels.

As of June 20, 2003, we had extended approximately $192 million of loan commitments to owners of lodging properties and senior living communities under which we expect to fund approximately $118 million by January 2, 2004, and $28 million in one to three years.

Letters of credit outstanding on our behalf at June 20, 2003 totaled $107 million, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of June 20, 2003 totaled $403 million, the majority of which were requested by federal, state, or local governments related to our timeshare and lodging operations and self-insurance programs.

Third-parties have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $57 million.

Litigation and Arbitration

Green Isle litigation. All claims in this matter, which we discussed in “Contingencies” notes in our prior periodic reports and which pertained to The Ritz-Carlton San Juan (Puerto Rico) Hotel, Spa and Casino, were dismissed with prejudice and released pursuant to the Disclosure Statement and Plan of Reorganization which was confirmed by the bankruptcy court on May 1, 2003.

CTF/HPI arbitration and litigation. On April 8, 2002, we initiated an arbitration proceeding against CTF Hotel Holdings, Inc. (CTF) and its affiliate, Hotel Property Investments (B.V.I.) Ltd. (HPI), in connection with a dispute over procurement issues for certain Renaissance hotels and resorts that we manage for CTF and HPI. On April 12, 2002, CTF filed a lawsuit in U.S. District Court in Delaware against us and Avendra LLC, alleging that, in connection with procurement at 20 of those hotels, we engaged in improper acts of self-dealing, and claiming breach of fiduciary, contractual and other duties; fraud; misrepresentation; and violations of the RICO and the Robinson-Patman Acts. CTF seeks various remedies, including a stay of the arbitration proceedings against CTF and unspecified actual, treble and punitive damages. The district court enjoined the arbitration with respect to CTF, but granted our request to stay the court proceedings pending the resolution of the arbitration with respect to HPI. Both parties have appealed that ruling. The arbitration panel granted HPI’s request to postpone the hearing which was scheduled to commence in October 2003, but has yet to set a new date.

In Town Hotels litigation. On May 23, 2002, In Town Hotels filed suit against us, subsequently amended to include Avendra, LLC, in the U.S. District Court for the Southern District of West Virginia alleging that, in connection with the management, procurement and rebates related to the Charleston, West Virginia Marriott, we misused confidential information, improperly allocated corporate overhead to the hotel, engaged in improper self dealing, failed to disclose information related to the above to In Town Hotels, and breached obligations owed to In Town Hotels by refusing to replace the hotel’s general manager and by opening two additional hotels in the Charleston area. In Town Hotels claims breach of contract, breach of fiduciary and other duties, conversion, violation of the West Virginia Unfair Trade Practices Act, fraud, misrepresentation, negligence, violations of the Robinson-Patman Act, and other related causes of action, and seeks various remedies, including unspecified compensatory and exemplary damages, return of $18.5 million in management fees, and a declaratory judgment terminating the management agreement. We denied the allegations and intend to vigorously contest the case. On June 15, 2003 the parties jointly entered into a stay of the proceedings in order to determine if the matter could be resolved. That stay was recently extended until August 13, 2003. Trial is scheduled for March 2004.

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

Senior Housing and Five Star litigation. We and Marriott Senior Living Services, Inc. (SLS) (which on March 28, 2003, became a subsidiary of Sunrise) are party to actions in the Circuit Court for Montgomery County, Maryland and the Superior Court for Middlesex County, Massachusetts both initiated on November 27, 2002. These actions relate to 31 senior living communities that SLS operates for Senior Housing Properties Trust (SNH) and Five Star Quality Care, Inc. (FVE), and SNH/FVE’s attempt to terminate the operating agreements for these communities. In the Massachusetts action,

SNH/FVE sought a declaration that the operating agreements between FVE and SLS created a principal-agent relationship, and that SNH/FVE could therefore terminate the agreements at will. The Massachusetts court dismissed that action on March 4, 2003 and entered judgement declaring that (i) the Company could sell the stock of SLS to Sunrise without obtaining SNH/FVE’s consent, (ii) the Company could remove Marriott proprietary marks from the communities and (iii) that the relationship in the operating agreements was not an agency relationship and not terminable other than as set forth in the agreements. SNH/FVE has appealed the Massachusetts dismissal and declaration. In the Maryland action, we and SLS are seeking, among other relief, a declaration that SLS is not in default or material breach of the operating agreements and a declaration that SNH/FVE had anticipatorily breached those agreements by violating their termination provisions. Trial in the Maryland action is scheduled to begin in April 2004.

Senior Care Associates litigation. All claims in this matter, which we discussed in “Contingencies” notes in our prior periodic reports and which pertained to fourteen Brighton Gardens properties which we beneficially own and which SLS manages, were settled and dismissed without prejudice on July 2, 2003.

Whitehouse Hotel litigation. On April 7, 2003, Whitehouse Hotel Limited Partnership and WH Holdings, L.L.C., the owners of the New Orleans Ritz-Carlton Hotel, filed suit against us and the Ritz-Carlton Hotel Company, L.L.C. (“Ritz-Carlton”) in the Civil District Court for the Parish of New Orleans, Louisiana. Ritz-Carlton manages the hotel under contracts that identify it as an independent contractor, and that contain no territorial restrictions either on other Ritz-Carlton hotels or on Marriott hotels. Whitehouse sought a temporary restraining order and injunction to prevent us from managing, under the JW Marriott flag, the former LeMeridien hotel in New Orleans, claiming that the conversion to a JW Marriott would irreparably injure and damage the Ritz-Carlton hotel. The complaint against us and Ritz-Carlton alleges breach of contract, breach of fiduciary and other duties, violation of the Louisiana Unfair Trade Practices Act, breach of implied duty of good faith, civil conspiracy, and detrimental reliance. In addition to unspecified compensatory damages, Whitehouse seeks to enjoin the Company and Ritz-Carlton from both entering into any agreement to operate the former LeMeridien hotel and using or disclosing any confidential information of the New Orleans Ritz-Carlton, Iberville Suites and Maison Orleans hotels. Whitehouse also seeks a declaration of its right to terminate the operating agreements for cause. The court denied both Whitehouse’s motion for a temporary restraining order on April 11, 2003 and its request for expedited discovery on April 15, 2003. In an amended complaint filed on April 23, 2003, Whitehouse added CNL Hospitality Corp. as a defendant, and demanded a jury trial. We moved to dismiss the amended complaint on June 9, 2003, and our motion is scheduled to be heard on August 29, 2003.

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

10.	Convertible Debt

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

11.	Restructuring Costs and Other Charges

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

The following table summarizes our remaining restructuring liability ($ in millions):

	Restructuring costs and other charges liability, January 3, 2003	Cash payments made in the twenty-four weeks ended June 20, 2003	Charges reversed in the twenty-four weeks ended June 20, 2003	Restructuring costs and other charges liability, June 20, 2003
Severance	$2	$1	$—	$1
Facilities exit costs	11	—	—	11

Total restructuring costs	13	1	—	12
Reserves for guarantees	21	3	—	18

Total	$34	$4	$—	$30

In addition to the above, in 2001, we recorded restructuring charges of $62 million and other charges of $5 million for our Senior Living Services and Distribution Services businesses. The restructuring liability related to these discontinued operations was $1 million as of January 3, 2003 and was recorded on the balance sheet as liabilities of businesses held for sale. There was no restructuring liability related to discontinued operations as of June 20, 2003.

12.	Assets Held for Sale—Discontinued Operations

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

Also, on December 30, 2002, we purchased 14 senior living communities for approximately $15 million in cash, plus the assumption of $227 million in debt, from an unrelated owner. We had previously agreed to provide a form of credit enhancement on the outstanding debt related to these communities. Management has approved and committed to a plan to sell these communities within 12 months. As part of that plan, on March 31, 2003, we acquired all of the subordinated credit-enhanced mortgage securities relating to the 14 communities in a transaction in which we issued $46 million of unsecured Marriott International, Inc. notes, due April 2004. As a result of the above transactions, at June 20, 2003, the operating results of our Senior Living Services segment are reported in discontinued operations, and the remaining assets are classified as assets held for sale on the balance sheet.

Additional information regarding the Senior Living Services business is as follows

($ in millions):

	Twelve weeks ended		Twenty-four weeks ended
	June 20, 2003	June 14, 2002	June 20, 2003	June 14, 2002
Income Statement Summary
Sales	$—	$177	$176	$357

Pretax income from operations	$2	$5	$13	$11
Tax provision	(1)	(2)	(5)	(4)

Income from operations, net of tax	$1	$3	$8	$7

Pretax (loss) gain on disposal	$(4)	$—	$34	$—
Tax benefit (provision)	2	—	(13)	—

(Loss) gain on disposal, net of tax	$(2)	$—	$21	$—

	June 20, 2003	January 3, 2003
Balance Sheet Summary
Property, plant and equipment	$170	$434
Goodwill	—	115
Other assets	11	54
Liabilities	35	317

Distribution Services

As of January 3, 2003, through a combination of sale and transfer of nine facilities and the termination of all operations at four facilities, we had completed our exit of the distribution services business. Accordingly, we present the exit costs and the operating results for our distribution services business as discontinued operations for the twelve and twenty-four weeks ended June 20, 2003 and June 14, 2002, and the remaining assets are classified as held for sale at June 20, 2003 and January 3, 2003.

Additional information regarding the Distribution Services disposal group is as follows ($ in millions):

	Twelve weeks ended		Twenty-four weeks ended
	June 20, 2003	June 14, 2002	June 20, 2003	June 14, 2002
Income Statement Summary
Sales	$—	$375	$—	$751

Pretax loss from operations	$—	$(2)	$—	$(8)
Tax benefit	—	1	—	3

Loss on operations, net of tax	$—	$(1)	$—	$(5)

Pretax exit costs	$—	$—	$(1)	$—
Tax benefit	—	—	—	—

Exit costs, net of tax	$—	$—	$(1)	$—

	June 20, 2003	January 3, 2003
Balance Sheet Summary
Property, plant and equipment	$9	$9
Other assets	3	21
Liabilities	18	49

Other Assets Held for Sale

Included in assets held for sale at June 20, 2003 and January 3, 2003 are $35 million and $31 million, respectively, representing one full-service lodging property, which was subsequently sold in July 2003, for $39 million, subject to a long-term management agreement. Included in liabilities of businesses held for sale at June 20, 2003 and January 3, 2003 are $1 million and $24 million, respectively, of liabilities related to the full-service lodging property held for sale.

13.	Subsequent Events

On June 21, 2003, we completed the previously announced sale of an approximately 50 percent interest in the Synthetic Fuel business. We received cash and promissory notes totaling $25 million at closing and we will receive additional profits over the life of the venture based on the amount of tax credits allocated to the purchaser. The transaction announced in January 2003 was subject to certain closing conditions, including the receipt of a satisfactory private letter ruling from the Internal Revenue Service regarding the new ownership structure, however, both parties agreed to close on the transaction prior to receipt of a new private letter ruling. In the event the private letter ruling is not obtained by December 15, 2003, the purchaser will have a onetime option to return its ownership interest to us. To exercise this option, the purchaser would have to pay us $10 million and receive from us certain additional representations and warranties related to the 2003 tax credits allocated to the purchaser. If the private letter ruling is not obtained and the purchaser returns its interest in the Synthetic Fuel business to us, our contingent obligation under the representations and warranties would be included as a guarantee and accounted for under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The maximum amount of the contingent obligation would depend on the number of tax credits produced and allocated to the purchaser in 2003 and could range from $85 million to $170 million.

On June 27, 2003, the IRS issued Announcement 2003-46 publicly confirming that it had temporarily suspended the issuance of any new private letter rulings regarding tax credits generated under Section 29 of the Internal Revenue Code. In that announcement, the IRS indicated that it was reviewing the science behind whether existing processes cause coal feedstock to undergo significant chemical change as required by Section 29. We have in place rigorous procedures to ensure compliance with all of the requirements of Section 29, thus we remain confident that our existing private letter rulings and all of the tax credits claimed by us are valid. We, together with our outside tax advisors and scientific experts, intend to continue to work closely with the IRS to obtain our pending private letter rulings in a timely manner.

Given the presence of the onetime right, we expect to consolidate the joint venture for accounting purposes until the right expires. Thereafter, if the right is not exercised, we will use the equity method of accounting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

Continuing Operations

The following discussion presents an analysis of results of our operations for the twelve and twenty-four weeks ended June 20, 2003 and June 14, 2002.

Twelve Weeks Ended June 20, 2003 Compared to Twelve Weeks Ended June 14, 2002

Income from continuing operations, net of taxes decreased 1 percent to $126 million and diluted earnings per share from continuing operations advanced 6 percent to $0.52. Sales remained stable at $2 billion. Income from continuing operations reflected a net benefit of $26 million associated with our Synthetic Fuel business, and reflected a 9 percent decline in our lodging business results.

Marriott Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported a 9 percent decrease in financial results on slightly lower sales. The results reflect the continued decline in hotel demand, partially offset by new unit additions and an increase in timeshare note sales. We recognized $32 million of timeshare note sale gains in the second quarter of 2003, compared to $15 million in the 2002 second quarter. We sold $130 million in notes in the quarter, compared to $85 million in the quarter ended June 14, 2002. Lodging sales remained steady at $2 billion and systemwide lodging sales remained stable at $4.4 billion. The reconciliation of sales to systemwide sales for the second quarter is as follows ($ in millions):

	Twelve weeks ended
	June 20, 2003	June 14, 2002
Lodging sales, as reported	$1,975	$1,981
Guest sales revenue generated at franchised properties, excluding revenues which are already included in lodging sales	1,387	1,266
Guest sales revenue generated at managed properties, excluding revenues which are already included in lodging sales	1,056	1,173

Lodging systemwide sales	$4,418	$4,420

We consider Lodging systemwide sales to be a meaningful indicator of our performance because it measures the growth in revenues of all of the properties that carry one of the Marriott brand names. Our growth in profitability is in large part driven by such overall revenue growth.

We added a total of 55 lodging properties (7,449 rooms) during the second quarter of 2003, while four hotels (1,327 rooms) exited the system, increasing our total properties to 2,640 (477,397 rooms). Properties by brand as of June 20, 2003 (excluding 3,892 rental units relating to Marriott ExecuStay) are as indicated in the following table.

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging
Marriott Hotels and Resorts	268	114,985	197	55,552
The Ritz-Carlton Hotels	54	17,210	—	—
Renaissance Hotels and Resorts	84	32,486	42	13,098
Ramada International	4	727	167	23,042
Select-Service Lodging
Courtyard	289	45,752	310	40,212
Fairfield Inn	2	855	514	48,511
SpringHill Suites	21	3,346	82	8,656
Extended-Stay Lodging
Residence Inn	130	17,843	306	34,036
TownePlace Suites	31	3,376	75	7,523
Marriott Executive Apartments and other	11	2,068	1	99
Timeshare
Marriott Vacation Club International	44	7,336	—	—
Horizons by Marriott Vacation Club International	2	212	—	—
The Ritz-Carlton Club	4	224	—	—
Marriott Grand Residence Club	2	248	—	—

Total	946	246,668	1,694	230,729

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

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Twelve weeks ended June 20, 2003	Change vs. 2002		Twelve weeks ended June 20, 2003	Change vs. 2002
Marriott Hotels and Resorts
Occupancy	70.7%	-2.7%	pts.	68.9%	-2.3%	pts.
Average daily rate	$137.73	-3.3%		$130.24	-3.2%
REVPAR	$97.32	-6.8%		$89.78	-6.4%

The Ritz-Carlton Hotels [1]
Occupancy	67.2%	-3.2%	pts.	67.2%	-3.2%	pts.
Average daily rate	$250.38	-0.7%		$250.38	-0.7%
REVPAR	$168.30	-5.3%		$168.30	-5.3%

Renaissance Hotels and Resorts
Occupancy	67.2%	-2.0%	pts.	66.7%	-1.0%	pts.
Average daily rate	$135.14	-2.9%		$126.42	-3.5%
REVPAR	$90.82	-5.7%		$84.27	-4.9%

Courtyard
Occupancy	70.0%	-2.9%	pts.	71.1%	-2.0%	pts.
Average daily rate	$92.82	-2.8%		$92.67	-2.3%
REVPAR	$64.98	-6.7%		$65.88	-4.9%

Fairfield Inn
Occupancy	nm	nm		66.9%	-1.7%	pts.
Average daily rate	nm	nm		$64.66	-0.3%
REVPAR	nm	nm		$43.25	-2.7%

SpringHill Suites
Occupancy	nm	nm		70.8%	-0.9%	pts.
Average daily rate	nm	nm		$80.55	1.0%
REVPAR	nm	nm		$57.05	-0.3%

Residence Inn
Occupancy	79.6%	-0.6%	pts.	78.4%	-0.3%	pts.
Average daily rate	$95.26	-3.6%		$93.66	-2.8%
REVPAR	$75.82	-4.3%		$73.47	-3.2%

TownePlace Suites
Occupancy	70.9%	-4.0%	pts.	71.7%	-1.9%	pts.
Average daily rate	$63.50	3.7%		$63.43	0.9%
REVPAR	$45.03	-1.9%		$45.47	-1.6%

[1]	Statistics for The Ritz-Carlton Hotels are for March, April and May.

	Comparable Company-Operated International Properties			Comparable Systemwide International Properties
	Three months ended May 31, 2003	Change vs. 2002		Three months ended May 31, 2003	Change vs. 2002
Caribbean & Latin America
Occupancy	68.2%	2.8%	pts.	66.4%	2.1%	pts.
Average daily rate	$132.33	3.5%		$127.87	2.4%
REVPAR	$90.27	8.0%		$84.90	5.7%

Continental Europe
Occupancy	65.6%	-2.6%	pts.	61.9%	-3.4%	pts.
Average daily rate	$116.51	-7.4%		$119.19	-5.4%
REVPAR	$76.46	-11.0%		$73.83	-10.3%

United Kingdom
Occupancy	69.2%	-8.3%	pts.	68.4%	-3.2%	pts.
Average daily rate	$143.93	-0.9%		$120.65	-4.4%
REVPAR	$99.62	-11.4%		$82.49	-8.7%

Middle East & Africa
Occupancy	48.9%	-14.3%	pts.	48.4%	-10.7%	pts.
Average daily rate	$68.27	4.5%		$68.19	4.7%
REVPAR	$33.39	-19.1%		$33.01	-14.2%

Asia Pacific
Occupancy	50.1%	-22.2%	pts.	55.0%	-19.2%	pts.
Average daily rate	$81.28	-7.3%		$88.18	-3.4%
REVPAR	$40.76	-35.7%		$48.49	-28.3%

Across our Lodging brands, REVPAR for comparable company-operated North American properties declined by an average of 6.2 percent in the second quarter of 2003. Average room rates for these hotels declined 2.8 percent and occupancy decreased 2.5 percentage points, to 70.7 percent.

Across Marriott’s North American Full-Service lodging brands (Marriott Hotels and Resorts; Renaissance Hotels and Resorts; and The Ritz-Carlton Hotels), REVPAR for comparable company-operated North American properties declined 6.4 percent. Average room rates for these hotels declined 2.9 percent and occupancy decreased 2.6 percentage points to 69.8 percent.

Our North American Select-Service and Extended-Stay brands (Fairfield Inn; Courtyard; Residence Inn; SpringHill Suites; and TownePlace Suites) had, for comparable company-operated North American properties, average REVPAR declines of 5.5 percent and average room rate declines of 2.5 percent, while occupancy decreased 2.3 percentage points.

International lodging reported a decrease in the results of operations, reflecting the impact of the war in Iraq and SARS on international travel.

The financial results of our Timeshare brands (Marriott Vacation Club International; The Ritz-Carlton Club; Horizons by Marriott Vacation Club International; and Marriott Grand Residence Club) increased 13 percent, to $44 million. The increase is primarily attributable to higher note sale gains of $32 million compared to $15 million in the second quarter of 2002. Second quarter 2003 results, compared to second quarter 2002 results also reflect a 7 percent increase in contract sales. While contract sales increased, a greater proportion of them, including properties in Aruba and Hawaii, were from projects that were under construction and have not yet reached the percent of completion threshold for financially reportable sales.

Corporate Expenses, Interest and Taxes. Corporate expenses increased 4 percent to $24 million. Interest expense increased $4 million, reflecting the impact of the mortgage debt assumed in the fourth quarter of

2002 associated with the acquisition of 14 senior living communities, as well as lower capitalized interest resulting from fewer projects under construction, primarily related to our timeshare business. Interest income decreased slightly to $27 million, before reflecting reserves of $1 million for an impaired loan.

The income from continuing operations before income taxes generated a tax benefit of $16 million in the second quarter of 2003 compared to a tax provision of $6 million in the second quarter of 2002. The difference was primarily attributable to our Synthetic Fuel business which generated a tax benefit and tax credits totaling $68 million in the second quarter of 2003 compared to $58 million in the year ago quarter. The 2003 taxes were also impacted by slightly higher state tax rates.

Synthetic Fuel. In October 2001, we acquired four coal-based synthetic fuel production facilities (the Facilities) for $46 million in cash. The synthetic fuel produced at the Facilities qualifies for tax credits based on Section 29 of the Internal Revenue Code. Under Section 29, tax credits are not available for synthetic fuel produced after 2007. We began operating these Facilities in the first quarter of 2002. The operation of the Facilities, together with the benefit arising from the tax credits, has been, and we expect will continue to be significantly accretive to our net income. Although the Facilities produce significant losses, these are more than offset by the tax credits generated under Section 29, which reduce our income tax expense. In the second quarter of 2003, our Synthetic Fuel business reflected sales of $63 million and a loss of $42 million, resulting in a tax benefit of $15 million and tax credits of $53 million. In the second quarter of 2002, our Synthetic Fuel business reflected sales of $53 million and a loss of $43 million, resulting in a tax benefit of $15 million and tax credits of $43 million.

On June 21, 2003, we completed the previously announced sale of an approximately 50 percent interest in the Synthetic Fuel business. We received cash and promissory notes totaling $25 million at closing and we will receive additional profits over the life of the venture based on the amount of tax credits allocated to the purchaser. The transaction announced in January 2003 was subject to certain closing conditions, including the receipt of a satisfactory private letter ruling from the Internal Revenue Service regarding the new ownership structure, however, both parties agreed to close on the transaction prior to receipt of a new private letter ruling. In the event the private letter ruling is not obtained by December 15, 2003, the purchaser will have a onetime option to return its ownership interest to us. To exercise this option, the purchaser would have to pay us $10 million and receive from us certain additional representations and warranties related to the 2003 tax credits allocated to the purchaser. If the private letter ruling is not obtained and the purchaser returns its interest in the Synthetic Fuel business to us, our contingent obligation under the representations and warranties would be included as a guarantee and accounted for under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The maximum amount of the contingent obligation would depend on the number of tax credits produced and allocated to the purchaser in 2003 and could range from $85 million to $170 million.

On June 27, 2003, the IRS issued Announcement 2003-46 publicly confirming that it had temporarily suspended the issuance of any new private letter rulings regarding tax credits generated under Section 29 of the Internal Revenue Code. In that announcement, the IRS indicated that it was reviewing the science behind whether existing processes cause coal feedstock to undergo significant chemical change as required by Section 29. We have in place rigorous procedures to ensure compliance with all of the requirements of Section 29, thus we remain confident that our existing private letter rulings and all of the tax credits claimed by us are valid. We, together with our outside tax advisors and scientific experts, intend to continue to work closely with the IRS to obtain our pending private letter rulings in a timely manner.

Given the presence of the onetime right, we expect to consolidate the joint venture for accounting purposes until the right expires. Thereafter, if the right is not exercised, we will use the equity method of accounting.

Twenty-Four Weeks Ended June 20, 2003 Compared to Twenty-Four Weeks Ended June 14, 2002

Income from continuing operations, net of taxes increased 2 percent to $213 million and diluted earnings per share from continuing operations advanced 7 percent to $0.87. Sales increased 5 percent to $4.1 billion. Income from continuing operations reflected $146 million of tax benefits, including tax credits, offset by $101 million of operating losses, associated with our Synthetic Fuel business, and reflected a 7 percent decline in our lodging business results.

Marriott Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported a 7 percent decrease in financial results on 4 percent higher sales. The results reflect lower hotel demand, slightly offset by new unit additions. In addition, we recognized $32 million of timeshare note sale gains in the first half of 2003, compared to $28 million in 2002. Lodging sales increased to $3.9 billion and systemwide lodging sales increased to $8.7 billion.

The reconciliation of sales to systemwide sales is as follows ($ in millions):

	Twenty-four weeks ended
	June 20, 2003	June 14, 2002
Lodging sales, as reported	$3,921	$3,784
Guest sales revenue generated at franchised properties, excluding revenues which are already included in lodging sales	2,579	2,372
Guest sales revenue generated at managed properties, excluding revenues which are already included in lodging sales	2,163	2,231

Lodging systemwide sales	$8,663	$8,387

We consider Lodging systemwide sales to be a meaningful indicator of our performance because it measures the growth in revenues of all of the properties that carry one of the Marriott brand names. Our growth in profitability is in large part driven by such overall revenue growth.

The following tables show occupancy, average daily rate and REVPAR for each of our principal established brands for the twenty-four weeks ended June 20, 2003 for our North American Properties, and the five months ended May 31, 2003 for our International Properties.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Twenty-four weeks ended June 20, 2003	Change vs. 2002		Twenty-four weeks ended June 20, 2003	Change vs. 2002
Marriott Hotels and Resorts
Occupancy	69.5%	-1.5%	pts.	67.9%	-1.0%	pts.
Average daily rate	$138.46	-2.5%		$130.99	-2.8%
REVPAR	$96.18	-4.6%		$88.88	-4.2%

The Ritz-Carlton Hotels [1]
Occupancy	65.7%	-2.8%	pts.	65.7%	-2.8%	pts.
Average daily rate	$252.28	0.4%		$252.28	0.4%
REVPAR	$165.72	-3.7%		$165.72	-3.7%

Renaissance Hotels and Resorts
Occupancy	66.1%	-0.3%	pts.	64.8%	0.5%	pts.
Average daily rate	$134.24	-2.4%		$126.18	-2.8%
REVPAR	$88.80	-2.9%		$81.76	-2.0%

Courtyard
Occupancy	67.9%	-1.1%	pts.	68.9%	-0.5%	pts.
Average daily rate	$93.53	-2.2%		$93.05	-1.7%
REVPAR	$63.55	-3.7%		$64.08	-2.3%

Fairfield Inn
Occupancy	nm	nm		63.4%	-0.5%	pts.
Average daily rate	nm	nm		$64.11	0.2%
REVPAR	nm	nm		$40.65	-0.5%

SpringHill Suites
Occupancy	nm	nm		68.6%	0.9%	pts.
Average daily rate	nm	nm		$81.12	1.4%
REVPAR	nm	nm		$55.63	2.7%

Residence Inn
Occupancy	77.6%	-0.2%	pts.	76.3%	0.3%	pts.
Average daily rate	$96.13	-3.1%		$94.21	-2.4%
REVPAR	$74.56	-3.3%		$71.85	-2.1%

TownePlace Suites
Occupancy	67.7%	-5.3%	pts.	69.1%	-1.8%	pts.
Average daily rate	$63.19	4.6%		$63.54	1.0%
REVPAR	$42.80	-3.0%		$43.91	-1.5%

[1]	Statistics for The Ritz-Carlton Hotels are for January through May.

	Comparable Company-Operated International Properties			Comparable Systemwide International Properties
	Five months ended May 31, 2003	Change vs. 2002		Five months ended May 31, 2003	Change vs. 2002
Caribbean & Latin America
Occupancy	68.8%	4.2%	pts.	66.3%	3.7%	pts.
Average daily rate	$138.29	3.9%		$133.60	3.8%
REVPAR	$95.10	10.7%		$88.52	9.9%

Continental Europe
Occupancy	62.4%	-1.6%	pts.	59.0%	-2.2%	pts.
Average daily rate	$115.67	-6.3%		$117.35	-4.2%
REVPAR	$72.19	-8.6%		$69.25	-7.6%

United Kingdom
Occupancy	68.6%	-7.0%	pts.	65.4%	-3.1%	pts.
Average daily rate	$144.57	0.2%		$121.17	-4.6%
REVPAR	$99.18	-9.2%		$79.30	-8.9%

Middle East & Africa
Occupancy	57.0%	-4.3%	pts.	56.3%	-1.9%	pts.
Average daily rate	$71.30	5.4%		$71.02	5.4%
REVPAR	$40.62	-2.0%		$39.98	1.9%

Asia Pacific
Occupancy	58.1%	-10.9%	pts.	61.4%	-9.5%	pts.
Average daily rate	$82.29	-3.1%		$88.83	-0.9%
REVPAR	$47.83	-18.4%		$54.52	-14.2%

For North American properties (except for The Ritz-Carlton Hotels), the occupancy, average daily rate and REVPAR statistics used throughout this report for the twenty-four weeks ended June 20, 2003, include the period from January 4, 2003 through June 20, 2003, while the statistics for the twenty-four weeks ended June 14, 2002 include the period from December 29, 2001 through June 14, 2002. The 2003 statistics exclude the impact of the New Year’s holiday, which is historically a slow week.

Across our Lodging brands, REVPAR for comparable company-operated North American properties declined by an average of 4.0 percent in the first half of 2003. Average room rates for these hotels declined 2.2 percent and occupancy decreased 1.3 percentage points, to 69.2 percent.

Across Marriott’s North American Full-Service lodging brands (Marriott Hotels and Resorts; Renaissance Hotels and Resorts; and The Ritz-Carlton Hotels), REVPAR for comparable company-operated North American properties declined 4.2 percent. Average room rates for these hotels declined 2.2 percent and occupancy decreased 1.4 percentage points to 68.6 percent.

Our North American Select-Service and Extended-Stay brands (Fairfield Inn; Courtyard; Residence Inn; SpringHill Suites; and TownePlace Suites) had, for comparable company-operated North American properties, average REVPAR declines of 3.2 percent and average room rate declines of 1.9 percent, while occupancy decreased 1.0 percentage points.

International lodging reported a decrease in the results of operations, reflecting the impact of the war and SARS on International travel.

The financial results of our Timeshare brands (Marriott Vacation Club International; The Ritz-Carlton Club; Horizons by Marriott Vacation Club International; and Marriott Grand Residence Club) decreased 11 percent to $62 million, while contract sales increased 15 percent. The results were impacted by increased financing costs, lower notes receivable, resulting in lower interest income, partially offset by a $4 million increase in note sale gains.

We have presented a claim with an insurance company for lost management fees from the September 11, 2001 terrorist attacks. In the fourth quarter of 2002, we recognized $1 million in income from insurance proceeds; we have not recognized any income in the first two quarters of 2003. Although we expect to realize further proceeds, we cannot currently estimate the amounts that may be paid to us.

Corporate Expenses, Interest and Taxes. Corporate expenses increased 4 percent to $54 million reflecting higher litigation expenses. Interest expense increased $11 million, reflecting the impact of the mortgage debt assumed in the fourth quarter of 2002 associated with the acquisition of 14 senior living communities, as well as lower capitalized interest resulting from fewer projects under construction, primarily related to our timeshare business. Interest income remained unchanged before reflecting reserves of $6 million for impaired loans at three hotels.

The income from continuing operations before income taxes generated a tax benefit of $56 million in the first two quarters of 2003 compared to a tax provision of $42 million in the prior year period. The difference was primarily attributable to our Synthetic Fuel business which generated a tax benefit and tax credits totaling $146 million in the first two quarters of 2003 compared to $65 million in the prior year period.

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

Also, on December 30, 2002, we purchased 14 senior living communities for approximately $15 million in cash, plus the assumption of $227 million in debt, from an unrelated owner. We had previously agreed to provide a form of credit enhancement on the outstanding debt related to these communities. Management has approved and committed to a plan to sell these communities within 12 months. As part of the plan, on March 31, 2003, we acquired all of the subordinated credit-enhanced mortgage securities relating to the 14 communities in a transaction in which we issued $46 million of unsecured Marriott International, Inc. notes, due April 2004. As a result of the above transactions, at June 20, 2003, the operating results of our Senior Living Services segment are reported in discontinued operations, and the remaining assets are classified as assets held for sale on the balance sheet.

Distribution Services.

As of January 3, 2003, through a combination of sale and transfer of nine facilities and the termination of all operations at four facilities, we completed our exit of the distribution services business. Accordingly, we present the exit costs and the operating results for our distribution services business as discontinued operations for the twelve weeks and twenty-four weeks ended June 20, 2003 and June 14, 2002, and the remaining assets are classified as held for sale at June 20, 2003 and January 3, 2003. In the first two quarters of 2003, we incurred exit costs, net of tax of $1 million, primarily related to ongoing compensation costs associated with the wind down. The loss from discontinued operations, net of tax in the first two quarters of 2002 totaled $5 million. Additional costs associated with the wind down are expected to be incurred in the balance of 2003. Although we are unable to estimate the costs, we do not expect the costs to be material since the wind down is substantially complete.

LIQUIDITY AND CAPITAL RESOURCES

We have credit facilities which support our commercial paper program and letters of credit. At June 20, 2003, our cash balances combined with our available borrowing capacity under the credit facilities amounted to $2 billion. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements, including the repayment of $200 million of senior notes due in November 2003.

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

Cash and equivalents totaled $144 million at June 20, 2003, a decrease of $54 million from year end 2002, primarily reflecting the repayment of debt, purchase of treasury stock and capital expenditures, offset by proceeds from dispositions.

Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) from continuing operations is a financial measure that is not presented in accordance with accounting principles generally accepted in the United States. We consider EBITDA from continuing operations to be an indicator of operating performance, which can be used to measure our ability to service debt, fund capital expenditures and expand our business. However, EBITDA from continuing operations is not an alternative to net income, financial results, or any other operating measure prescribed by accounting principles generally accepted in the United States.

EBITDA from continuing operations for the twelve weeks ended June 20, 2003 decreased by $24 million, or 12 percent, to $169 million; and decreased by $85 million, or 24 percent, to $276 million for the twenty-four weeks then ended.

The reconciliation of income from continuing operations, before income taxes to EBITDA from continuing operations is as follows:

	Twelve weeks ended		Twenty-four weeks ended
($ in millions)	June 20, 2003	June 14, 2002	June 20, 2003	June 14, 2002
Income from continuing operations, before taxes	$110	$133	$157	$251
Interest expense	25	21	51	40
Depreciation	27	29	56	51
Amortization	7	10	12	19

EBITDA from continuing operations	$169	$193	$276	$361

Reducing EBITDA from continuing operations are losses associated with our Synthetic Fuel operations of $42 million and $43 million for the twelve weeks ended June 20, 2003 and June 14, 2002, respectively, and $101 million and $49 million for the twenty-four weeks ended the same period. The Synthetic Fuel operating losses include depreciation expense of $3 million and $2 million for the twelve weeks ended June 20, 2003 and June 14, 2002, respectively, and $5 million and $3 million for the twenty-four weeks then ended.

Net cash provided by investing activities totaled $266 million for the twenty-four weeks ended June 20, 2003, and consisted primarily of proceeds from the sale of our senior living management business to Sunrise and the sale of nine senior living communities and a parcel of land to CNL, proceeds from a loan sale and disposition of two lodging properties, net of capital expenditures and loan advances.

In 2003, other investing activities outflows of $20 million included $8 million for equity investments and $16 million for investments in long-term contracts and other development. In 2002, other investing activities outflows of $53 million included $30 million for equity investments and $13 million for investments in long-term contracts and other development.

In April 1999, January 2000, and January 2001, we filed “universal shelf” registration statements with the Securities and Exchange Commission in the amounts of $500 million, $300 million and $300 million, respectively. As of June 20, 2003, we had offered and sold to the public under these registration statements, $300 million of debt securities at 7 7/8%, due 2009 and $300 million at 8 1/8%, due 2005, leaving a balance of $500 million available for future offerings.

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

The following table summarizes our contractual obligations:

		Payments Due by Period
Contractual Obligations	Total	Before January 2, 2004	1 – 3 years	4 – 5 years	After 5 years
($ in millions)
Debt	$1,705	$210	$573	$32	$890
Operating Leases
Recourse	946	58	176	124	588
Non-recourse	540	9	69	96	366

Total Contractual Cash Obligations	$3,191	$277	$818	$252	$1,844

The following table summarizes our commitments:

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Before January 2, 2004	1 – 3 years	4 – 5 years	After 5 years
($ in millions)
Guarantees	$1,306	$67	$265	$361	$613
Timeshare note repurchase obligations	25	—	—	—	25

Total	$1,331	$67	$265	$361	$638

Our guarantees include $257 million for commitments which will not be in effect until the underlying hotels are open and we begin to manage the properties. Our total unfunded loan commitments amounted to $192 million at June 20, 2003. We expect to fund $118 million by January 2, 2004 and $28 million in one to three years. We do not expect to fund the remaining $46 million of commitments, which expire as follows: $44 million within one year; none in one to three years; none in four to five years; and $2 million after five years. Included in guarantees above are $406 million related to Senior Living Services lease obligations and lifecare bonds. Sunrise is the primary obligor of the leases and a portion of the lifecare bonds and CNL is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business these pre-existing guarantees were guarantees by Marriott International, Inc. of obligations of consolidated Senior Living Services subsidiaries. Also included in the table above are $51 million of guarantees associated with the Sunrise sale transaction.

SHARE REPURCHASES

We purchased 6.1 million shares of our Class A Common Stock during the twenty-four weeks ended June 20, 2003 at an average price of $31.91 per share.

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

In June 2003, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Management necessarily applied its judgement in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The legal proceedings and claims described under the heading captioned “Contingencies” in Note 9 of the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference. From time to time, we are also subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 2, 2003. The shareholders (1) re-elected directors Floretta Dukes McKenzie, Roger W. Sant and Lawrence M. Small to terms of office expiring at the 2006 Annual Meeting of Shareholders; (2) ratified the appointment of Ernst & Young LLP as independent auditor; (3) ratified an increase of 5 million shares of the Company’s Class A Common Stock authorized for issuance under the Marriott International, Inc. Employee Stock Purchase Plan; (4) defeated a shareholder proposal to adopt cumulative voting for election of directors; (5) defeated a shareholder proposal to establish a policy of expensing future stock options; (6) defeated a shareholder proposal to adopt a policy that in the future, independent accountants will provide only audit services to the Company.

The following table sets forth the votes cast with respect to each of these matters:

MATTER	FOR	AGAINST	WITHHELD	ABSTAIN
Re-election of Floretta Dukes McKenzie	2,024,320,900		67,867,230
Re-election of Roger W. Sant	2,018,173,940		74,014,190
Re-election of Lawrence M. Small	2,026,029,960		66,158,170
Ratification of appointment of Ernst & Young LLP as independent auditor	2,034,623,930	43,468,650		14,095,550
Ratification of an increase of 5 million shares of the Company’s Class A Common Stock authorized for issuance under the Marriott International, Inc. Employee Stock Purchase Plan	2,043,764,770	31,440,140		16,979,220
Shareholder proposal on cumulative voting for election of directors	503,945,940	1,350,159,390		22,159,060
Shareholder proposal on establishing a policy of expensing future stock options	598,116,490	1,204,647,380		73,500,520
Shareholder proposal to adopt a policy that in the future, independent accountants will provide only audit services to the Company	159,762,560	1,694,162,510		22,339,320

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No	Description

10.1	Agreement for Purchase of Membership Interest in Synthetic American Fuel Enterprises I, LLC (“SynFuel I”) dated as of January 28, 2003 (“SynFuel I Purchase Agreement”).

10.2	Amendment to SynFuel I Purchase Agreement.

10.3	Amended and Restated Limited Liability Company Agreement of SynFuel I dated as of January 28, 2003.

10.4	Agreement for Purchase of Membership Interest in Synthetic American Fuel Enterprises II, LLC (“SynFuel II”) dated as of January 28, 2003 (“SynFuel II Purchase Agreement”).

10.5	Amendment to SynFuel II Purchase Agreement.

10.6	Amended and Restated Limited Liability Company Agreement of SynFuel II dated as of January 28, 2003.

10.7

Guaranty of Marriott International, Inc. dated as of January 28, 2003 of certain obligations under the SynFuel I and II purchase agreements and the amended and restated SynFuel I and II limited liability company agreements.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

99-1	Forward-Looking Statements.

99-2	Sarbanes-Oxley Act—Section 906 Certifications.

(b)	Reports on Form 8-K

On April 1, 2003, we filed a report on Form 8-K discussing the March 28, 2003, completion of the sale of our Marriott Senior Living Services management business to Sunrise Assisted Living, Inc. and the assets of nine Marriott Senior Living Services communities to CNL Retirement Properties, Inc.

On April 8, 2003, we furnished a report on Form 8-K containing our Consolidated Statement of Income by Quarter for the Fiscal Year Ended January 3, 2003 in a new format.

On April 24, 2003, we furnished a report on Form 8-K reporting our financial results for the quarter ended March 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC. 22nd day of July, 2003

/s/ ARNE M. SORENSON
Arne M. Sorenson Executive Vice President and Chief Financial Officer

/s/ MICHAEL J. GREEN
Michael J. Green Vice President Finance and Principal Accounting Officer

CERTIFICATIONS

Certification of Chief Executive Officer

Pursuant to Rule 13a–14(a)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 22, 2003	/s/ J.W. MARRIOTT, JR.
J.W. Marriott, Jr. Chairman of the Board and Chief Executive Officer

.

Certification of Chief Financial Officer

Pursuant to Rule 13a–14(a)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 22, 2003	/s/ ARNE M. SORENSON
Arne M. Sorenson Executive Vice President and Chief Financial Officer