Form 10-Q
period 2003-09-12
MARRIOTT INTERNATIONAL INC /MD/
filed 2003-10-17
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 12, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Class	Shares outstanding at October 3, 2003
Class A Common Stock, $0.01 par value	231,235,190

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

•	competition in each of our business segments;

•	business strategies and their intended results;

•	the balance between supply of and demand for hotel rooms, timeshare units and corporate apartments;

•	our continued ability to obtain new operating contracts and franchise agreements;

•	our ability to develop and maintain positive relations with current and potential hotel owners;

•	our ability to obtain adequate property and liability insurance to protect against losses or to obtain such insurance at reasonable rates, particularly in light of recent terrorist activities and threats;

•	increases in energy, healthcare, insurance, transportation and fuel costs and other expenses;

•	the effect of international, national and regional economic conditions, including the duration and severity of the current economic downturn in the United States, the pace of the lodging industry’s adjustment to the continuing war on terrorism, the unknown pace of recovery from the decrease in travel caused by the recent military action in Iraq, and the possible further decline in travel if military action is taken elsewhere;

•	our ability to recover our loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise;

•	the availability of capital to allow us and potential and current hotel owners to fund new hotel investments and refurbishment and improvement of existing hotels;

•	the effect that internet reservation channels may have on the rates that we are able to charge for hotel rooms and timeshare intervals;

•	changes in laws and regulations, including changes in accounting standards, timeshare sales regulations and state and federal tax laws;

•	the impact of the Federal Trade Commission’s new National Do Not Call Registry when, if and to the extent that it becomes effective, and other recent privacy initiatives on our marketing of timeshares and other products;

•	rejection by the Internal Revenue Service of our synthetic fuel tax credits on audit or its failure to issue a new private letter ruling thus enabling the purchaser of an interest in our synthetic fuel business to exercise its one-time option to return its ownership interests to us;

•	interruption of our synthetic fuel operations due to problems at any of our operations, the power plants that buy synthetic fuel from us or the coal mines where we buy coal, which could be caused by accidents, union activity, severe weather or other similar unpredictable events;

•	the ultimate outcome of litigation filed against us;

•	our ability to provide fully integrated disaster technology solutions in the event of a disaster; and

•	other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC).

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve weeks ended		Thirty-six weeks ended
	September 12, 2003	September 6, 2002	September 12, 2003	September 6, 2002
SALES
Lodging
Base management fees	$86	$82	$266	$258
Incentive management fees	18	25	75	109
Franchise fees	61	55	169	160
Owned and leased properties	84	84	260	273
Cost reimbursements	1,423	1,282	4,233	3,887
Other revenue	336	341	926	966
Synthetic Fuel	93	55	224	113

	2,101	1,924	6,153	5,766
OPERATING COSTS AND EXPENSES
Lodging
Owned and leased – direct	91	86	269	266
Other lodging – direct	313	286	828	813
Reimbursed costs	1,423	1,282	4,233	3,887
Administrative and other	41	55	137	182
Synthetic Fuel	96	87	328	194

	1,964	1,796	5,795	5,342

	137	128	358	424
Corporate expenses	(35)	(25)	(89)	(77)
Interest expense	(26)	(19)	(77)	(59)
Interest income	31	28	78	75
Provision for loan losses	(1)	—	(7)	—

INCOME FROM CONTINUING OPERATIONS, BEFORE MINORITY INTEREST AND INCOME TAXES	106	112	263	363
Income tax benefit (provision)	16	2	72	(40)

INCOME FROM CONTINUING OPERATIONS, BEFORE MINORITY INTEREST	122	114	335	323
Minority interest	(29)	—	(29)	—

INCOME FROM CONTINUING OPERATIONS	93	114	306	323
Discontinued Operations
Income from Senior Living Services, net of tax	1	10	9	17
(Loss) gain on disposal of Senior Living Services, net of tax	(1)	—	20	—
Loss from Distribution Services, net of tax	—	(2)	—	(7)
Exit costs – Distribution Services, net of tax	(1)	(19)	(2)	(19)

NET INCOME	$92	$103	$333	$314

EARNINGS PER SHARE – Basic
Earnings from continuing operations	$.40	$.47	$1.31	$1.34
(Loss) Earnings from discontinued operations	(.01)	(.04)	.12	(.04)

Earnings per share	$.39	$.43	$1.43	$1.30

EARNINGS PER SHARE – Diluted
Earnings from continuing operations	$.38	$.45	$1.25	$1.27
(Loss) Earnings from discontinued operations	(.01)	(.04)	.11	(.04)

Earnings per share	$.37	$.41	$1.36	$1.23

DIVIDENDS DECLARED PER SHARE	$0.075	$0.070	$0.220	$0.205

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

($ in millions)

	September 12, 2003 (Unaudited)	January 3, 2003
ASSETS
Current assets
Cash and equivalents	$113	$198
Accounts and notes receivable	765	522
Prepaid taxes	254	300
Other	109	89
Assets held for sale	17	664

	1,258	1,773

Property and equipment	2,528	2,560
Goodwill	923	923
Other intangible assets	520	495
Investments in affiliates – equity	479	481
Investments in affiliates – notes receivable	602	527
Notes and other receivables, net
Loans to timeshare owners	211	153
Other notes receivable	293	361
Other long-term receivables	463	473

	967	987
Other	795	550

	$8,072	$8,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$516	$529
Current portion of long-term debt	259	221
Liabilities of businesses held for sale	28	390
Other	1,080	1,067

	1,883	2,207

Long-term debt	1,359	1,492
Casualty self insurance reserves	142	106
Other long-term liabilities and deferred income	958	857
Convertible debt	62	61
Minority interest	20	—
Shareholders’ equity
Class A common stock	3	3
Additional paid-in capital	3,298	3,224
Retained earnings	1,374	1,126
Deferred compensation	(89)	(43)
Treasury stock, at cost	(872)	(667)
Accumulated other comprehensive loss	(66)	(70)

	3,648	3,573

	$8,072	$8,296

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

(Unaudited)

	Thirty-six weeks ended
	September 12, 2003	September 6, 2002
OPERATING ACTIVITIES
Income from continuing operations	$306	$323
Adjustments to reconcile to cash provided by operating activities:
Income from discontinued operations	9	10
Discontinued operations – gain (loss) on sale/exit	18	(19)
Depreciation and amortization	105	128
Minority interest in results of synthetic fuel business	29	—
Income taxes	(148)	9
Other	(92)	78
Timeshare activity, net	(88)	(104)
Working capital changes	(85)	35

Net cash provided by operating activities	54	460
INVESTING ACTIVITIES
Capital expenditures	(144)	(222)
Dispositions	487	513
Loan advances	(176)	(94)
Loan collections and sales	152	61
Other	(26)	(65)

Net cash provided by investing activities	293	193
FINANCING ACTIVITIES
Commercial paper, net	(97)	248
Issuance of long-term debt	12	21
Repayment of long-term debt	(65)	(1,279)
Issuance of Class A common stock	50	28
Dividends paid	(50)	(49)
Purchase of treasury stock	(291)	(131)
Cash received from minority interest in synthetic fuel business	9	—

Net cash used in financing activities	(432)	(1,162)

DECREASE IN CASH AND EQUIVALENTS	(85)	(509)
CASH AND EQUIVALENTS, beginning of period	198	812

CASH AND EQUIVALENTS, end of period	$113	$303

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements present the results of operations, financial position and cash flows of Marriott International, Inc. (together with its subsidiaries, we, us or the Company).

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. You should, however, read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2003. Certain terms not otherwise defined in this quarterly report have the meanings specified in that

Form 10-K Annual Report.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of sales and expenses during the reporting period and the disclosures of contingent liabilities. Accordingly, our ultimate results could differ from those estimates. We have reclassified certain prior year amounts to conform to our 2003 presentation.

In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 12, 2003 and January 3, 2003, the results of our operations for the twelve and thirty-six weeks ended September 12, 2003 and September 6, 2002, and our cash flows for the thirty-six weeks ended September 12, 2003 and September 6, 2002. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

Revenue Recognition

Our sales include (1) base and incentive management fees, (2) franchise fees, (3) sales from lodging properties owned or leased by us, (4) cost reimbursements, (5) other lodging revenue, and (6) sales from our Synthetic Fuel business. Management fees comprise a base fee, which is a percentage of the revenues of hotels and an incentive fee, which is generally based on unit profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by lodging properties that we manage or franchise. Other lodging revenue includes sales from our Timeshare and ExecuStay businesses (excluding base fees, reimbursed costs and franchise fees).

Management Fees: We recognize base fees as revenue when earned in accordance with the contract. In interim periods and at year end we recognize incentive fees that would be due as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us. For the thirty-six weeks ended September 12, 2003 we have recognized $75 million of incentive management fees, retention of which is dependent on achievement of hotel profitability for the balance of the year at levels specified in a number of our management contracts.

Timeshare: We recognize revenue from timeshare interest sales in accordance with Financial Accounting Standards (FAS) No. 66, “Accounting for Sales of Real Estate.” We recognize sales when (1) a minimum of 10 percent of the purchase price for the timeshare interval has been received, (2) the period of cancellation with refund has expired, (3) we deem receivables collectible and (4) we have attained certain minimum sales and construction levels. For sales that do not meet these criteria, we defer all revenue using the deposit method.

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

Synthetic Fuel: We recognize revenue from the consolidated Synthetic Fuel joint venture when the synthetic fuel is produced and sold. We also recognize additional revenue based on tax credits allocated to our joint venture partner when the tax credits are generated.

2.	New Accounting Standards

We adopted the disclosure provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” in the fourth quarter of 2002. We applied the recognition and measurement provisions for guarantees issued in 2003 and there was no material impact on our financial statements.

We adopted FIN 46, “Consolidation of Variable Interest Entities” in the first quarter of 2003 for all variable interest entities created after January 31, 2003 and will adopt FIN 46 in the fourth quarter of 2003 for all previously existing variable interest entities. Under FIN 46, if an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. We do not expect to consolidate any previously unconsolidated entities as a result of adopting FIN 46.

Our synthetic fuel business consists of two entities that are both variable interest entities which Marriott continues to consolidate. See the “Synthetic Fuel” footnote for further discussion of the nature, purpose and size of the synthetic fuel business.

Marriott currently consolidates four entities which will be deemed variable interest entities under FIN 46. These entities were established with the same partner to lease four Marriott branded hotels. The combined capital in the four variable interest entities is $5 million, and is used primarily to fund hotel working capital. Our equity at risk is $4 million, and we hold 55 percent of the common equity shares. In addition, we guarantee the lease obligations of one of the hotels to the landlord, and our total remaining exposure under this guarantee is $3 million; our total exposure to loss is $7 million.

FIN 46 also requires us to disclose information about significant variable interests we hold in variable interest entities, including the nature, purpose, size, and activity of the variable interest entity and our maximum exposure to loss as a result of our involvement with the variable interest entity.

As of the end of the third quarter of 2003, we have one significant interest in an entity which will be deemed a variable interest entity under FIN 46. In February 2001, we entered into a shareholders’ agreement with an unrelated third party to form a joint venture to own and lease luxury hotels to be managed by us. In February 2002, the joint venture signed its first lease with a third party landlord. The initial capital structure of the joint venture is $4 million of debt and $4 million of equity. We hold 35 percent of the equity, or $1 million, and 65 percent of the debt, or $3 million, for a total investment of $4 million. In addition, each equity partner entered into various guarantees with the landlord to guarantee lease payments. Our total exposure under these guarantees is $17 million. Our maximum exposure to loss is $21 million. We currently do not consolidate the joint venture and will not upon adoption of FIN 46 since we do not bear the majority of its expected losses.

In May 2003, the Financial Accounting Standards Board issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The provisions of FAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, or our third quarter of 2003. FAS No. 150 has no material impact on our financial statements.

3.	Earnings Per Share

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

	Twelve weeks ended		Thirty-six weeks ended
	September 12, 2003	September 6, 2002	September 12, 2003	September 6, 2002
Computation of Basic Earnings Per Share
Income from continuing operations	$93	$114	$306	$323
Weighted average shares outstanding	232.7	240.9	233.0	241.9

Basic earnings per share from continuing operations	$0.40	$0.47	$1.31	$1.34

Computation of Diluted Earnings Per Share
Income from continuing operations	$93	$114	$306	$323
After-tax interest expense on convertible debt	—	—	—	4

Income from continuing operations for diluted earnings per share	$93	$114	$306	$327

Weighted average shares outstanding	232.7	240.9	233.0	241.9
Effect of dilutive securities
Employee stock purchase plan	—	—	—	0.1
Employee stock option plan	7.0	5.3	5.7	7.1
Deferred stock incentive plan	4.7	5.0	4.8	4.9
Restricted stock plan	0.5	—	0.4	—
Convertible debt	0.9	0.9	0.9	3.8

Shares for diluted earnings per share	245.8	252.1	244.8	257.8

Diluted earnings per share from continuing operations	$0.38	$0.45	$1.25	$1.27

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings from continuing operations.

In accordance with FAS No. 128 “Earnings per Share,” the calculation of diluted earnings per share does not include the following items because the option exercise prices are greater than the average market price for our Class A Common Stock for the applicable period:

(a)	for the twelve and thirty-six week periods ended September 12, 2003, 5.7 million and 6.9 million options, respectively, and

(b)	for the twelve and thirty-six week periods ended September 6, 2002, 7.4 million and 6.0 million options, respectively.

4.	Stock-Based Compensation

We have several stock-based employee compensation plans that we account for using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we do not reflect stock-based employee compensation cost in net income for our Stock Option Program, the Supplemental Executive Stock Option awards or the Stock Purchase Plan. We recognized stock-based employee compensation cost of $4 million and $2 million, net of tax, for deferred share grants, restricted share grants and restricted stock units for the twelve weeks ended September 12, 2003 and September 6, 2002, respectively. For the thirty-six weeks ended September 12, 2003 and September 6, 2002, we recognized after-tax stock-based employee compensation cost of $13 million and $6 million, respectively. Included in 2003 compensation cost for the twelve and thirty-six weeks ended September 12, 2003, is $2 million and $6 million, respectively, net of tax related to the grant of approximately 1.9 million units under the employee restricted stock unit program which was started in the first quarter of 2003. At September 12, 2003, there was approximately $49 million in deferred compensation related to unit grants. Under the unit plan, fixed grants will be awarded annually to certain employees.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. We have included the impact of measured but unrecognized compensation cost and excess tax benefits credited to additional paid-in capital in the calculation of the diluted pro forma shares for all periods presented.

	Twelve weeks ended		Thirty-six weeks ended
($ in millions, except per share amounts)	September 12, 2003	September 6, 2002	September 12, 2003	September 6, 2002
Net income, as reported	$92	$103	$333	$314
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4	2	13	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(15)	(52)	(45)

Pro forma net income	$78	$90	$294	$275

Earnings per share:
Basic – as reported	$.39	$.43	$1.43	$1.30

Basic – pro forma	$.34	$.37	$1.26	$1.14

Diluted – as reported	$.37	$.41	$1.36	$1.23

Diluted – pro forma	$.32	$.36	$1.21	$1.09

5.	Marriott Rewards

We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred, and recognize the corresponding expense relating to the cost of the awards redeemed. The liability for the Marriott Rewards program was $742 million at September 12, 2003 and $683 million at January 3, 2003 of which $452 million and $418 million, respectively, are included in other long-term liabilities and deferred income in the accompanying condensed consolidated balance sheet.

6.	Dispositions

Lodging

We sold one lodging property during the third quarter of 2003 for approximately $39 million in cash, net of transaction costs. The buyer leased the property, for a term of 20 years to a consolidated joint venture between the buyer and us. The lease payments are fixed for the first five years and variable thereafter. We entered into an agreement with the joint venture to manage the property for an initial term of 20 years. Our gain on the sale of approximately $6 million will be recognized on a straight-line basis in proportion to the gross rental charged to expense.

During the third quarter of 2003, we also sold our 10 percent interest in one of our international joint ventures for approximately $9 million. In connection with the sale we recorded a pre-tax gain of approximately $9 million.

In the second quarter of 2003, we sold two lodging properties for $98 million in cash. We will continue to operate the two hotels under long-term management agreements. The sales are accounted for under the full accrual method of accounting in accordance with FAS No. 66. We sold the properties for a gain of $4 million, which is deferred until certain contingencies in the sales contract expire.

Synthetic Fuel

During the third quarter of 2003, we completed the previously announced sale of an approximately 50 percent interest in the Synthetic Fuel business. We received cash and promissory notes totaling $25 million at closing and we are receiving additional profits that are expected to continue over the life of the venture based on the actual amount of tax credits allocated to the purchaser. See the “Synthetic Fuel” footnote.

Senior Living Services – Discontinued Operations

In the 2003 third quarter, we sold 14 Brighton Gardens assisted living communities to CNL Retirement Properties, Inc. (CNL) for approximately $184 million. We provided a $92 million acquisition loan to CNL in connection with the sale. Sunrise Senior Living, Inc. (Sunrise) currently operates and will continue to operate the 14 communities under long-term management agreements. We recorded a gain, net of taxes, of $1 million.

In the first quarter of 2003, in accordance with definitive agreements entered into on December 30, 2002 to sell our senior living management business to Sunrise and to sell nine senior living communities to CNL, we completed those sales (in addition to the related sale of a parcel of land to Sunrise) for $266 million and recognized a gain, net of taxes, of $23 million. See the “Assets Held for Sale – Discontinued Operations” footnote.

7.	Comprehensive Income

Total comprehensive income was $63 million and $103 million, for the twelve weeks ended September 12, 2003 and September 6, 2002, respectively, and $337 million and $321 million, respectively, for the thirty-six weeks ended September 12, 2003 and September 6, 2002. The principal difference between net income and total comprehensive income for the applicable 2003 and 2002 periods relates to foreign currency translation adjustments.

8.	Business Segments

We are a diversified hospitality company with operations in five business segments:

•	Full-Service Lodging, which includes Marriott Hotels and Resorts; The Ritz-Carlton Hotels; Renaissance Hotels and Resorts; and Ramada International;
•	Select-Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites;
•	Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites, Marriott ExecuStay and Marriott Executive Apartments;
•	Timeshare, which includes the operation, ownership, development and marketing of timeshare properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Horizons by Marriott Vacation Club International and Marriott Grand Residence Club brands; and
•	Synthetic Fuel, which includes the operation of our coal-based synthetic fuel production facilities. Our Synthetic Fuel business generated a tax benefit and credits of $53 million for the twelve weeks ended September 12, 2003 and $54 million for the twelve weeks ended September 6, 2002, and $199 million and $119 million, respectively, for the thirty-six weeks then ended. Included in both the twelve and thirty-six weeks ended September 12, 2003 are tax benefits and tax credits of $7 million and $42 million, respectively, which are allocable to our joint venture partner and reflected in minority interest in the consolidated statements of income.

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

	Twelve weeks ended		Thirty-six weeks ended
	September 12, 2003	September 6, 2002	September 12, 2003	September 6, 2002
Sales
($ in millions)
Full-Service	$1,306	$1,194	$3,950	$3,714
Select-Service	236	231	699	676
Extended-Stay	138	147	392	416
Timeshare	328	297	888	847

Total Lodging	2,008	1,869	5,929	5,653
Synthetic Fuel	93	55	224	113

	$2,101	$1,924	$6,153	$5,766

Segment financial results
($ in millions)
Full-Service	$77	$76	$259	$265
Select-Service	28	27	81	95
Extended-Stay	12	17	37	35
Timeshare	23	40	85	110

Total Lodging	140	160	462	505
Synthetic Fuel	(3)	(32)	(104)	(81)

	$137	$128	$358	$424

Equity in income/(loss) of equity method investees
($ in millions)
Full-Service	$—	$2	$7	$6
Select-Service	(4)	(2)	(11)	(5)
Timeshare	1	—	—	—
Corporate	—	—	—	(1)

	$(3)	$—	$(4)	$—

9.	Contingencies

We issue guarantees to certain lenders and hotel owners primarily to obtain long-term management contracts. The guarantees generally have a stated maximum amount of funding and a term of five years or less. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are not adequate to cover annual debt service or to repay the loan at the end of the term. The terms of the guarantees to hotel owners generally require us to fund if specified levels of operating profit are not obtained.

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

Our guarantees include $403 million related to Senior Living Services lease obligations and lifecare bonds. Sunrise is the primary obligor of the leases and a portion of the lifecare bonds and CNL is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business at the end of the first quarter of 2003, these pre-existing guarantees were guarantees by Marriott International, Inc. of obligations of consolidated Senior Living Services subsidiaries. We have been indemnified by Sunrise and CNL with respect to any guarantee fundings in connection with these lease obligations and lifecare bonds. Our guarantees additionally include $47 million of guarantees associated with the Sunrise sale transaction.

The maximum potential amount of future fundings and the carrying amount of the liability for expected future fundings at September 12, 2003 are as follows ($ in millions):

Guarantee type	Maximum amount of future fundings	Liability for future fundings at September 12, 2003
Debt service	$390	$10
Operating profit	328	22
Project completion	30	—
Timeshare	22	—
Senior Living Services	450	—
Other	84	1

	$1,304	$33

Our guarantees listed above include $316 million for guarantees not yet in effect including: 1) $256 million of commitments which will not be in effect until the underlying hotels are open and we begin to manage the properties; and 2) a $60 million contingent obligation related to our synthetic fuel joint venture that will only be in effect in the event the private letter ruling is not obtained by December 15, 2003 and the purchaser exercises a one-time option to return its ownership interest to us (see the “Synthetic Fuel” footnote). Guarantee fundings to lenders and hotel owners are generally recoverable as loans and are generally repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels.

As of September 12, 2003, we had extended approximately $100 million of loan commitments to owners of lodging properties and senior living communities under which we expect to fund approximately $50 million by January 2, 2004, and $34 million over the next three years. We do not expect to fund the remaining $16 million of commitments, which expire as follows: $5 million in one to three years; and $11 million after five years.

Letters of credit outstanding on our behalf at September 12, 2003 totaled $104 million, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of September 12, 2003 totaled $412 million, the majority of which were requested by federal, state, or local governments related to our timeshare and lodging operations and self-insurance programs.

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

In Town Hotels litigation. On July 28, 2003, In Town Hotels, Inc. and the Company agreed to dismiss the litigation which we discussed in “Contingencies” notes in our prior periodic reports. The terms of the dismissal agreement did not have a material impact on the Company.

Senior Care Associates litigation. All claims in this matter, which we discussed in the “Contingencies” footnotes in our prior periodic reports and which pertained to fourteen Brighton Gardens properties which we previously beneficially owned and which SLS manages, were settled and dismissed without prejudice on July 2, 2003. The terms of the dismissal agreement did not have a material impact on the Company.

CTF/HPI arbitration and litigation. On April 8, 2002, we initiated an arbitration proceeding against CTF Hotel Holdings, Inc. (CTF) and its affiliate, Hotel Property Investments (B.V.I.) Ltd. (HPI), in connection with a dispute over procurement issues for certain Renaissance hotels and resorts that we manage for CTF and HPI. On April 12, 2002, CTF filed a lawsuit in U.S. District Court in Delaware against us and Avendra LLC, alleging that, in connection with procurement at 20 of those hotels, we engaged in improper acts of self-dealing, and claiming breach of fiduciary, contractual and other duties; fraud; misrepresentation; and violations of the RICO and the Robinson-Patman Acts. CTF seeks various remedies, including a stay of the arbitration proceedings against CTF and unspecified actual, treble and punitive damages. The district court enjoined the arbitration with respect to CTF, but granted our request to stay the court proceedings pending the resolution of the arbitration with respect to HPI. Both parties have appealed that ruling. The arbitration panel granted HPI’s request to postpone the hearing which was scheduled to commence in October 2003, and has set a new date of April 20, 2004.

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

Senior Housing and Five Star litigation. We and Marriott Senior Living Services, Inc. (SLS) (which on March 28, 2003, became a subsidiary of Sunrise) are parties to actions in the Circuit Court for Montgomery County, Maryland and the Superior Court for Middlesex County, Massachusetts both initiated on November 27, 2002. These actions relate to 31 senior living communities that SLS operates for Senior Housing Properties Trust (SNH) and Five Star Quality Care, Inc. (FVE), and SNH/FVE’s attempt to terminate the operating agreements for these communities. In the Massachusetts action, SNH/FVE sought a declaration that the operating agreements between FVE and SLS created a principal-agent relationship, and that SNH/FVE could therefore terminate the agreements at will. The Massachusetts court dismissed that action on March 4, 2003 and entered judgment declaring that (1) the Company could sell the stock of SLS to Sunrise without obtaining SNH/FVE’s consent, (2) the Company could remove Marriott proprietary marks from the communities and (3) that the relationship in the operating agreements was not an agency relationship and not terminable other than as set forth in the agreements. SNH/FVE has appealed the Massachusetts dismissal and declaration. In the Maryland action, we and SLS are seeking, among other relief, a declaration that SLS is not in default or material breach of the operating agreements and a declaration that SNH/FVE had anticipatorily breached those agreements by violating their termination provisions. SNH and FVE filed a counterclaim in the Maryland action seeking a declaration that SLS is in default under the operating agreements and seeking unspecified damages. Trial in the Maryland action is scheduled to begin in April 2004.

Whitehouse Hotel litigation. On April 7, 2003, Whitehouse Hotel Limited Partnership and WH Holdings, L.L.C., the owners of the New Orleans Ritz-Carlton Hotel, filed suit against us and the Ritz-Carlton Hotel Company, L.L.C. (“Ritz-Carlton”) in the Civil District Court for the Parish of New Orleans, Louisiana. Ritz-Carlton manages the hotel under contracts that identify it as an independent contractor, and that contain no territorial restrictions either on other Ritz-Carlton hotels or on Marriott hotels. Whitehouse sought a temporary restraining order and injunction to prevent us from managing, under the JW Marriott flag, the former LeMeridien hotel in New Orleans, claiming that the conversion to a JW Marriott would irreparably injure and damage the Ritz-Carlton hotel. The complaint against us and

Ritz-Carlton alleges breach of contract, breach of fiduciary and other duties, violation of the Louisiana Unfair Trade Practices Act, breach of implied duty of good faith, civil conspiracy, and detrimental reliance. In addition to unspecified compensatory damages, Whitehouse seeks to enjoin the Company and Ritz-Carlton from both entering into any agreement to operate the former LeMeridien hotel and using or disclosing any confidential information of the New Orleans Ritz-Carlton, Iberville Suites and Maison Orleans hotels. Whitehouse also seeks a declaration of its right to terminate the operating agreements for cause. The court denied both Whitehouse’s motion for a temporary restraining order on April 11, 2003 and its request for expedited discovery on April 15, 2003. In an amended complaint filed on April 23, 2003, Whitehouse added CNL Hospitality Corp. as a defendant, and demanded a jury trial. We moved to dismiss the amended complaint on June 9, 2003, and a hearing on our motion which was scheduled to be heard on October 3, 2003 has been delayed. A new date for the hearing has not been set.

We believe that each of the foregoing claims against us and against SLS are without merit and we intend to vigorously defend against them. However, we cannot assure you as to the outcome of these lawsuits nor can we currently estimate the range of potential losses to the Company.

Shareholders’ derivative action against our directors. On January 16, 2003, Daniel and Raizel Taubenfeld filed a shareholder’s derivative action in Delaware state court against each member of our Board of Directors and against Avendra LLC. The company is named as a nominal defendant. The individual defendants are accused of exposing the company to accusations and lawsuits which allege wrongdoing on the part of the company. The complaint alleges that, as a result, the company’s reputation has been damaged leading to business losses and the compelled renegotiation of some management contracts. The substantive allegations of the complaint are derived exclusively from prior press reports. No damage claim is made against us and no specific damage number is asserted as to the individual defendants. Both the directors and the Company have moved to dismiss this action. The plaintiffs have requested that the complaint be dismissed with prejudice only as to the named plaintiffs and have also initiated an action pursuant to Section 220 of the Delaware General Corporation Law to obtain access to certain of the Company’s books and records.

10.	Convertible Debt

We have outstanding approximately $70 million in face amount of our zero-coupon convertible senior notes due 2021, which are known as LYONs. These LYONs which were issued on May 8, 2001, are convertible into approximately 0.9 million shares of our Class A Common Stock, and carry a yield to maturity of 0.75 percent. We may not redeem the LYONs prior to May 8, 2004. We may at the option of the holders be required to purchase the LYONs at their accreted value on May 8 of each of 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A Common Stock. We classify LYONs as long-term debt based on our ability and intent to refinance the obligation with long-term debt if we are required to repurchase the LYONs.

11.	Restructuring Costs and Other Charges

The Company experienced a significant decline in demand for hotel rooms in the aftermath of the September 11, 2001 attacks on New York and Washington and the subsequent dramatic downturn in the economy. This decline resulted in reduced management and franchise fees, cancellation of development projects, and anticipated losses under guarantees and loans. In 2001, we responded by implementing certain companywide cost-saving measures, although we did not significantly change the scope of our operations. As a result of our restructuring plan, in the fourth quarter of 2001 we recorded pre-tax restructuring costs of $62 million, including (1) $15 million in severance costs; (2) $19 million, primarily associated with a loss on a sublease of excess space arising from the reduction in personnel; (3) $28 million related to the write-off of capitalized costs for development projects no longer deemed viable. We also incurred $142 million of other charges including (1) $85 million related to reserves for guarantees and loan losses; (2) $12 million related to accounts receivable reserves; (3) $13 million related to the write-down of properties held for sale; and (4) $32 million related to the impairment of technology related investments and other write-offs.

The following table summarizes our remaining restructuring liability ($ in millions):

	Restructuring costs and other charges liability, January 3, 2003	Cash payments made in the thirty-six weeks ended September 12, 2003	Charges (reversed)/accrued in the thirty-six weeks ended September 12, 2003	Restructuring costs and other charges liability, September 12, 2003
Severance	$2	$(1)	$(1)	$—
Facilities exit costs	11	(1)	4	14

Total restructuring costs	13	(2)	3	14
Reserves for guarantees	21	(13)	—	8

Total	$34	$(15)	$3	$22

As a result of the workforce reduction and delay in filling vacant positions, we consolidated excess corporate facilities in 2001. At that time, we recorded a restructuring charge of approximately $14 million primarily related to lease terminations and noncancelable lease costs in excess of estimated sublease income. The liability is paid over the lease term which ends in 2012; and as of January 3, 2003, the balance was $11 million. We have revised our estimates to reflect the impact of higher property taxes, the delay in filling excess space and a reduction in the expected sublease rate we are able to charge, resulting in an increase in the liability of $4 million.

In addition to the above, in 2001, we recorded restructuring charges of $62 million and other charges of $5 million for our Senior Living Services and Distribution Services businesses. The restructuring liability related to these discontinued operations was $1 million as of January 3, 2003 and was recorded on the balance sheet as liabilities of businesses held for sale. We had no remaining restructuring liability related to discontinued operations as of September 12, 2003.

12.	Assets Held for Sale – Discontinued Operations

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

Also, on December 30, 2002, we purchased 14 senior living communities for approximately $15 million in cash, plus the assumption of $227 million in debt, from an unrelated owner. We had previously agreed to provide a form of credit enhancement on the outstanding debt related to these communities. Management approved and committed to a plan to sell these communities within 12 months. As part of that plan, on March 31, 2003, we acquired all of the subordinated credit-enhanced mortgage securities relating to the 14 communities in a transaction in which we issued $46 million of unsecured Marriott International, Inc. notes, due April 2004. In the 2003 third quarter, we sold the 14 communities to CNL for approximately $184 million. We provided a $92 million acquisition loan to CNL in connection with the sale. Sunrise currently operates and will continue to operate the 14 communities under long-term management agreements. We recorded a gain, net of taxes, of approximately $1 million.

As a result of the above transactions, at September 12, 2003, the operating results of our Senior Living Services segment are reported in discontinued operations, and the remaining assets are classified as assets held for sale on the balance sheet.

Additional income statement and balance sheet information relating to the Senior Living Services business appears in the following tables ($ in millions):

	Twelve weeks ended		Thirty-six weeks ended
	September 12, 2003	September 6, 2002	September 12, 2003	September 6, 2002
Income Statement Summary
Sales	$2	$179	$184	$536

Pre-tax income from operations	$2	$17	$15	$28
Tax provision	(1)	(7)	(6)	(11)

Income from operations, net of tax	$1	$10	$9	$17

Pre-tax (loss) gain on disposal	$(2)	$—	$32	$—
Tax benefit (provision)	1	—	(12)	—

(Loss) gain on disposal, net of tax	$(1)	$—	$20	$—

	September 12, 2003	January 3, 2003
Balance Sheet Summary
Property, plant and equipment	$—	$434
Goodwill	—	115
Other assets	8	54
Liabilities	15	317

Distribution Services

As of January 3, 2003, through a combination of sale and transfer of nine facilities and the termination of all operations at four facilities, we had completed our exit of the Distribution Services business. Accordingly, we present the exit costs and the operating results for our Distribution Services business as discontinued operations for the twelve and thirty-six weeks ended September 12, 2003 and September 6, 2002, and classify the remaining assets as held for sale at September 12, 2003 and January 3, 2003.

Additional income statement and balance sheet information relating to the Distribution Services business appears in the following tables ($ in millions):

	Twelve weeks ended		Thirty-six weeks ended
	September 12, 2003	September 6, 2002	September 12, 2003	September 6, 2002
Income Statement Summary
Sales	$—	$351	$—	$1,102

Pre-tax loss from operations	$—	$(4)	$—	$(12)
Tax benefit	—	2	—	5

Loss on operations, net of tax	$—	$(2)	$—	$(7)

Pre-tax exit costs	$(1)	$(30)	$(2)	$(30)
Tax benefit	—	11	—	11

Exit costs, net of tax	$(1)	$(19)	$(2)	$(19)

	September 12, 2003	January 3, 2003
Balance Sheet Summary
Property, plant and equipment	$8	$9
Other assets	1	21
Liabilities	13	49

13.	Synthetic Fuel

On June 21, 2003, we completed the previously announced sale of an approximately 50 percent interest in the Synthetic Fuel business. We received cash and promissory notes totaling $25 million at closing and we are receiving additional profits that are expected to continue over the life of the venture based on the actual amount of tax credits allocated to the purchaser. When we first announced this potential transaction in January 2003, it was subject to certain closing conditions, including the receipt of a satisfactory private letter ruling from the Internal Revenue Service (“IRS”) regarding the new ownership structure, however, both parties agreed to close on the transaction prior to receipt of a new private letter ruling. We have applied for a private letter ruling. In the event the private letter ruling is not obtained by December 15, 2003, the purchaser will have a one-time option to return its ownership interest to us. To exercise this option, the purchaser would have to pay us $10 million and receive from us certain additional representations and warranties related to the 2003 tax credits allocated to the purchaser. If the private letter ruling is not obtained and the purchaser returns its interest in the Synthetic Fuel business to us, our contingent obligation under the representations and warranties would be included as a guarantee and accounted for under the provisions of FIN 45. The maximum amount of the contingent obligation would depend on the number of tax credits produced and allocated to the purchaser in 2003 and could range from $85 million to $170 million. As of September 12, 2003, $60 million of such guarantees are reflected in the total guarantees of $1,304 million reported in the “Contingencies” footnote.

On June 27, 2003, the IRS issued Announcement 2003-46 publicly confirming that it had suspended the issuance of any new private letter rulings regarding tax credits generated under Section 29 of the Internal Revenue Code. In that announcement, the IRS indicated that it was reviewing the science behind whether existing processes cause coal feedstock to undergo significant chemical change as required by

Section 29. We have in place rigorous procedures to ensure compliance with all of the requirements of Section 29; thus we remain confident that our existing four private letter rulings and all of the tax credits claimed by us are valid. We, together with our outside tax advisors and scientific experts, intend to continue to work closely with the IRS to obtain our pending private letter rulings in a timely manner. On September 22, 2003, the IRS commented that they will soon make a decision relating to the issuance of private letter rulings relating to synthetic fuel tax credits.

Given the presence of the one-time right, we have consolidated the joint venture for accounting purposes and we will continue to consolidate it until the right expires. Thereafter, if the right is not exercised, we will use the equity method of accounting. The condensed consolidated balance sheet includes all of the assets, liabilities and equity related to the Synthetic Fuel business and the condensed consolidated statements of income include all of the revenue, expenses and tax benefits. Reflected on both statements is the minority interest, which represents our partner’s share of net assets and net income, respectively, related to the Synthetic Fuel business.

14.	Derivative Instruments

We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. We only enter into derivative transactions with major financial institutions and we do not use these instruments for trading or speculative purposes.

We record all derivatives at fair value either as assets or liabilities. We recognize, currently in earnings, changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments. Changes in the fair value of the hedged item in a fair value hedge are recorded as an adjustment to the carrying amount of the hedged item and recognized in earnings in the same income statement line item as the change in the fair value of the derivative.

We record the effective portion of changes in fair value of derivatives designated as cash flow hedging instruments as a component of other comprehensive income and report the ineffective portion currently in earnings. We reclassify amounts included in other comprehensive income into earnings in the same period during which the hedged item affects earnings.

At September 12, 2003, we had one outstanding interest rate swap agreement under which we receive a floating rate of interest and pay a fixed rate of interest. The swap modifies our interest rate exposure by effectively converting a note receivable with a fixed rate to a floating rate. The aggregate notional amount of the swap is $93 million and it matures in 2010. The swap is classified as a fair value hedge, and the change in the fair value of the swap, as well as the change in the fair value of the underlying note receivable, is recognized in interest income. The fair value of the swap was a liability of approximately $3 million at September 12, 2003. The hedge is highly effective and therefore no net gain or loss was reported in earnings in each of the twelve or thirty-six weeks ended September 12, 2003.

At September 12, 2003, we had four outstanding forward foreign exchange contracts to hedge the potential volatility of earnings and cash flows associated with variations in foreign exchange rates. The aggregate notional amount of the forward contracts is approximately 4 million euro, and they all expire in the fourth quarter of 2003. The forward exchange contracts are classified as cash flow hedges, and changes in fair value are recorded as a component of other comprehensive income. The fair value of the forward exchange contracts is approximately zero at September 12, 2003. The hedges are highly effective and therefore there was no net gain or loss reported in earnings in each of the twelve or thirty-six weeks ended September 12, 2003.

At September 12, 2003, we had four outstanding interest swap agreements to manage prepayment risk associated with the interest only strips we retain in conjunction with our timeshare note sales. The aggregate notional amounts of the swaps is approximately $544 million and they expire through 2022. These swaps are not accounted for as hedges in accordance with FAS No. 133. The fair value of the swaps is a net liability of approximately $2 million at September 12, 2003. These swaps have resulted in minimal income statement impact in each of the twelve weeks and thirty-six weeks ended September 12, 2003.

At September 12, 2003, we had one outstanding interest rate swap agreement to manage interest rate risk associated with the interest only strip we retained in conjunction with one of our timeshare note sales. The aggregate notional amount is $122 million and it matures in 2022. The swap is not accounted for as a hedge in accordance with FAS No. 133. The fair value of the swap is approximately $3 million at September 12, 2003. Approximately $3 million of income has been recorded in each of the twelve weeks and thirty-six weeks ended September 12, 2003, respectively. This income is offset by expense of approximately $3 million in the same periods relating to the change in fair value of the interest only strip, which is designated as a trading security under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

At September 12, 2003, we had one outstanding interest rate swap to manage interest rate risk associated with the forecasted fourth quarter 2003 timeshare note sale. The notional amount of the swap is $171 million and the swap will be terminated in the fourth quarter of 2003 when the timeshare note sale occurs. The swap is not accounted for as a hedge in accordance with FAS No. 133. The fair value of the swap is a liability of $2 million. Approximately $2 million of expense has been recorded in each of the twelve weeks and thirty-six weeks ended September 12, 2003 relating to this swap.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

Continuing Operations

The following discussion presents an analysis of results of our operations for the twelve and thirty-six weeks ended September 12, 2003 and September 6, 2002.

Twelve Weeks Ended September 12, 2003 Compared to Twelve Weeks Ended September 6, 2002

Income from continuing operations decreased 18 percent to $93 million and diluted earnings per share from continuing operations declined 16 percent to $0.38. Sales increased by 9 percent to $2.1 billion. Income from continuing operations reflected a net benefit of $21 million associated with our Synthetic Fuel business, and reflected a 13 percent decline in our Lodging business results.

Marriott Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported a 13 percent decrease in financial results on 7 percent higher sales. The results reflect a decline in hotel demand, partially offset by new unit additions, the $9 million gain on the sale of our interest in one of our international joint ventures and business interruption insurance proceeds of $2 million related to the aftermath of the September 11, 2001 attacks and the subsequent impact on Marriott ExecuStay business in New York. In addition, there were no timeshare notes sold, and therefore we recognized no gains in the third quarter of 2003, compared to $78 million of notes sold in the 2002 third quarter which resulted in an $18 million gain. Lodging sales increased to $2.0 billion and Lodging systemwide sales increased to $4.4 billion.

The reconciliation of Lodging sales to Lodging systemwide sales for the third quarter is as follows ($ in millions):

	Twelve weeks ended
	September 12, 2003	September 6, 2002
Lodging sales, as reported	$2,008	$1,869
Guest sales revenue generated at franchised properties, excluding revenues which are already included in lodging sales	1,420	1,331
Guest sales revenue generated at managed properties, excluding revenues which are already included in lodging sales	988	1,012

Lodging systemwide sales	$4,416	$4,212

Lodging systemwide sales (referenced above and the comparable information for the thirty-six week periods presented later in this report) comprise revenues generated from guests at managed, franchised, owned, and leased hotels. We consider lodging systemwide sales to be a meaningful indicator of our performance because it measures the growth in revenues of all of the properties that carry one of the Marriott brand names. Our growth in profitability is in large part driven by such overall revenue growth. Nevertheless, lodging systemwide sales should not be considered an alternative to revenues, operating profit, segment financial results, net income, cash flows from operations, or any other operating measure prescribed by accounting principles generally accepted in the United States. In addition lodging systemwide sales may not be comparable to similarly titled measures, such as sales and revenues, which do not include gross sales generated by managed and franchised properties.

We added a total of 45 lodging properties (8,578 rooms) during the third quarter of 2003, while eight hotels (1,018 rooms) exited the system, increasing our total properties to 2,677 (484,957 rooms). Properties by brand as of September 12, 2003 (excluding 3,762 rental units relating to Marriott ExecuStay) are as indicated in the following table.

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging
Marriott Hotels and Resorts	270	117,075	199	55,946
The Ritz-Carlton Hotels	55	17,794	—	—
Renaissance Hotels and Resorts	83	32,574	42	13,099
Ramada International	4	727	176	24,475
Select-Service Lodging
Courtyard	292	46,238	316	40,803
Fairfield Inn	2	855	517	48,821
SpringHill Suites	22	3,452	84	8,802
Extended-Stay Lodging
Residence Inn	123	16,599	320	36,182
TownePlace Suites	31	3,376	78	7,848
Marriott Executive Apartments and other	11	2,068	1	99
Timeshare
Marriott Vacation Club International	43	7,392	—	—
Horizons by Marriott Vacation Club International	2	256	—	—
The Ritz-Carlton Club	4	228	—	—
Marriott Grand Residence Club	2	248	—	—

Total	944	248,882	1,733	236,075

We consider Revenue per Available Room (REVPAR) to be a meaningful indicator of our performance because it measures the period over period change in room revenues for comparable properties. We calculate REVPAR by dividing room sales for comparable properties by room nights available to guests for the period. REVPAR may not be comparable to similarly titled measures such as revenues. We have not presented statistics for Fairfield Inn and SpringHill Suites company-operated North American properties here (or in the comparable information for thirty-six week periods presented later in this report) because these brands only have a few properties that we operate and accordingly such information would not be meaningful for those brands (identified as “nm” in the tables below). Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties. Systemwide international statistics by region are based on comparable worldwide units, excluding North America, and reflect constant foreign exchange rates. The following tables show occupancy, average daily rate and REVPAR for each of our principal established brands:

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Twelve weeks ended September 12, 2003	Change vs. 2002		Twelve weeks ended September 12, 2003	Change vs. 2002
Marriott Hotels and Resorts
Occupancy	72.3%	0.3	% pts.	70.6%	0.1	% pts.
Average daily rate	$125.56	-1.7%		$121.45	-1.2%
REVPAR	$90.76	-1.3%		$85.76	-1.0%
The Ritz-Carlton Hotels [1]
Occupancy	68.6%	4.9	% pts.	68.6%	4.9	% pts.
Average daily rate	$202.63	-2.0%		$202.63	-2.0%
REVPAR	$139.04	5.6%		$139.04	5.6%
Renaissance Hotels and Resorts
Occupancy	68.8%	2.5	% pts.	68.5%	2.5	% pts.
Average daily rate	$123.98	0.3%		$117.81	-1.1%
REVPAR	$85.25	4.1%		$80.76	2.6%
Courtyard
Occupancy	71.0%	-2.0	% pts.	72.7%	-1.4	% pts.
Average daily rate	$91.42	-0.5%		$92.15	-0.2%
REVPAR	$64.92	-3.2%		$66.97	-2.0%
Fairfield Inn
Occupancy	nm	nm		71.1%	-1.0	% pts.
Average daily rate	nm	nm		$66.51	0.1%
REVPAR	nm	nm		$47.28	-1.3%
SpringHill Suites
Occupancy	nm	nm		71.7%	0.6	% pts.
Average daily rate	nm	nm		$81.33	1.7%
REVPAR	nm	nm		$58.27	2.6%
Residence Inn
Occupancy	80.5%	-1.0	% pts.	81.0%	-0.4	% pts.
Average daily rate	$94.19	-1.5%		$95.05	-1.4%
REVPAR	$75.83	-2.7%		$77.02	-1.8%
TownePlace Suites
Occupancy	78.1%	-1.4	% pts.	77.8%	-0.1	% pts.
Average daily rate	$64.53	0.2%		$64.19	-0.8%
REVPAR	$50.42	-1.6%		$49.95	-0.9%

[1]	Statistics for The Ritz-Carlton Hotels are for June, July and August.

	Comparable Company-Operated International Properties			Comparable Systemwide International Properties
	Three months ended August 31, 2003	Change vs. 2002		Three months ended August 31, 2003	Change vs. 2002
Caribbean & Latin America
Occupancy	70.1%	4.4	% pts.	67.1%	3.1	% pts.
Average daily rate	$112.10	2.0%		$108.79	1.5%
REVPAR	$78.62	8.7%		$73.03	6.4%
Continental Europe
Occupancy	71.9%	0.0	% pts.	68.1%	0.1	% pts.
Average daily rate	$115.56	-5.1%		$117.96	-4.1%
REVPAR	$83.11	-5.1%		$80.35	-3.9%
United Kingdom
Occupancy	81.3%	2.7	% pts.	76.2%	0.7	% pts.
Average daily rate	$144.54	-5.8%		$126.45	-1.7%
REVPAR	$117.53	-2.6%		$96.37	-0.8%
Middle East & Africa
Occupancy	74.3%	1.2	% pts.	72.4%	2.1	% pts.
Average daily rate	$67.79	18.7%		$68.43	18.9%
REVPAR	$50.36	20.7%		$49.58	22.6%
Asia Pacific
Occupancy	64.5%	-8.1	% pts.	66.4%	-6.4	% pts.
Average daily rate	$78.30	-5.0%		$87.39	-2.5%
REVPAR	$50.52	-15.6%		$57.98	-11.0%

Across our Lodging brands, REVPAR for comparable company-operated North American properties declined by an average of 0.5 percent in the third quarter of 2003. Average room rates for these hotels declined 0.7 percent and occupancy increased 0.1 percentage points, to 72.3 percent.

Across Marriott’s North American Full-Service lodging brands (Marriott Hotels and Resorts; Renaissance Hotels and Resorts; and The Ritz-Carlton Hotels), REVPAR for comparable company-operated North American properties increased 0.4 percent. Average room rates for these hotels declined 1.2 percent and occupancy increased 1.1 percentage points to 71.4 percent.

Our North American Select-Service and Extended-Stay brands (Fairfield Inn; Courtyard; Residence Inn; SpringHill Suites; and TownePlace Suites) had, for comparable company-operated North American properties, average REVPAR declines of 2.7 percent and average room rate declines of 0.6 percent, while occupancy decreased 1.6 percentage points.

International lodging reported an increase in the results of operations, reflecting the impact of the $9 million gain on the sale of our interest in a joint venture, increased demand at our resorts in the Caribbean and Mexico, slightly offset by the decline in travel to Asia.

The financial results of our Timeshare brands (Marriott Vacation Club International; The Ritz-Carlton Club; Horizons by Marriott Vacation Club International; and Marriott Grand Residence Club) decreased 43 percent, to $23 million, while contract sales increased 23 percent. The decrease is primarily attributable to no note sale gains in the third quarter of 2003, compared to $18 million in the third quarter of 2002. There were no timeshare notes sold in the third quarter of 2003, compared to $78 million in the 2002 third quarter. The decrease is also attributable to higher depreciation expense associated with new technology; and a $2 million loss associated with an interest rate swap agreement. We entered into an interest rate swap agreement during the third quarter of 2003 to manage interest rate risk associated with the forecasted fourth quarter 2003 timeshare note sale.

Corporate Expenses, Interest and Taxes. Corporate expenses increased 40 percent to $35 million, reflecting the impact of approximately $10 million of litigation expenses related to two continuing and previously disclosed lawsuits; higher expenses associated with our deferred compensation plan ($3 million); an additional accrual based on revised estimates of noncancelable lease costs and lower expected sublease income associated with excess space arising from the 2001 reduction in personnel ($4 million); partially offset by lower foreign exchange losses ($2 million); and the settlement of an insurance claim ($10 million) for legal expenses incurred in previous years related to lawsuits which were settled in 1999.

Interest expense increased $7 million, reflecting the impact of the mortgage debt assumed in the fourth quarter of 2002 associated with the acquisition of 14 senior living communities, as well as lower capitalized interest resulting from fewer projects under construction, primarily related to our timeshare business. Interest income increased $3 million to $31 million, before reflecting reserves of $1 million for an impaired loan.

Income from continuing operations before income taxes and minority interest generated a tax benefit of $16 million in the third quarter of 2003 compared to a tax benefit of $2 million in the third quarter of 2002. The difference is primarily attributable to lower pre-tax income and includes a tax benefit and tax credits, both associated with our Synthetic Fuel business, totaling $53 million for the twelve weeks ended September 12, 2003 and $54 million for the twelve weeks ended September 6, 2002. The 2003 taxes were also impacted by slightly higher state tax rates.

Synthetic Fuel. In October 2001, we acquired four coal-based synthetic fuel production facilities (the Facilities) for $46 million in cash. The synthetic fuel produced at the Facilities qualifies for tax credits based on Section 29 of the Internal Revenue Code. Under Section 29, tax credits are not available for synthetic fuel produced after 2007. We began operating these Facilities in the first quarter of 2002. The operation of the Facilities, together with the benefit arising from the tax credits, has been, and we expect will continue to be significantly accretive to our net income. Although the Facilities produce significant losses, these are more than offset by the tax credits generated under Section 29, which reduce our income tax expense. In the third quarter of 2003, our Synthetic Fuel business reflected sales of $93 million and a loss of $3 million, before the impact of $29 million of minority interest expense, resulting in a tax benefit of $1 million and tax credits of $52 million. In the third quarter of 2002, our Synthetic Fuel business reflected sales of $55 million and a loss of $32 million, resulting in a tax benefit of $11 million and tax credits of $43 million.

On June 21, 2003, we completed the previously announced sale of an approximately 50 percent interest in the Synthetic Fuel business. We received cash and promissory notes totaling $25 million at closing and we are receiving additional profits that are expected to continue over the life of the venture based on the actual amount of tax credits allocated to the purchaser. When we first announced this potential transaction in January 2003, it was subject to certain closing conditions, including the receipt of a satisfactory private letter ruling from the IRS regarding the new ownership structure, however, both parties agreed to close on the transaction prior to receipt of a new private letter ruling. We have applied for a private letter ruling. In the event the private letter ruling is not obtained by December 15, 2003, the purchaser will have a one-time option to return its ownership interest to us. To exercise this option, the purchaser would have to pay us $10 million and receive from us certain additional representations and warranties related to the 2003 tax credits allocated to the purchaser. If the private letter ruling is not obtained and the purchaser returns its interest in the Synthetic Fuel business to us, our contingent obligation under the representations and warranties would be included as a guarantee and accounted for under the provisions of FIN 45. The maximum amount of the contingent obligation would depend on the number of tax credits produced and allocated to the purchaser in 2003 and could range from $85 million to $170 million. As of September 12, 2003, $60 million of such guarantees are reflected in the total guarantees of $1,304 million reported in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On June 27, 2003, the IRS issued Announcement 2003-46 publicly confirming that it had suspended the issuance of any new private letter rulings regarding tax credits generated under Section 29 of the Internal Revenue Code. In that announcement, the IRS indicated that it was reviewing the science behind whether existing processes cause coal feedstock to undergo significant chemical change as required by Section 29. We have in place rigorous procedures to ensure compliance with all of the requirements of Section 29; thus we remain confident that our existing four private letter rulings and all of the tax credits claimed by us are valid. We, together with our outside tax advisors and scientific experts, intend to continue to work closely with the IRS to obtain our pending private letter rulings in a timely manner. On September 22, 2003, the IRS commented that they will soon make a decision relating to the issuance of private letter rulings relating to synthetic fuel tax credits.

Given the presence of the one-time right, we have consolidated the joint venture for accounting purposes and we will continue to consolidate it until the right expires. Thereafter, if the right is not exercised, we will use the equity method of accounting. The condensed consolidated balance sheet includes all assets, liabilities, and equity related to the Synthetic Fuel business and the condensed consolidated statements of income include all of the revenue, expenses and tax benefits. Reflected on both statements is the minority interest, which represents our partner’s share of net assets and net income, respectively, related to the Synthetic Fuel business.

Thirty-Six Weeks Ended September 12, 2003 Compared to Thirty-Six Weeks Ended September 6, 2002

Income from continuing operations decreased 5 percent to $306 million and diluted earnings per share from continuing operations declined 2 percent to $1.25. Sales increased 7 percent to $6.2 billion. Income from continuing operations reflected $199 million of tax benefits, including tax credits, offset by $104 million of operating losses, and $29 million of minority interest expense associated with our Synthetic Fuel business, and reflected a 9 percent decline in our Lodging financial results.

Marriott Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported a 9 percent decrease in financial results on 5 percent higher sales. The results reflect the continued decline in hotel demand, partially offset by new unit additions, the $9 million gain on the sale of our interest in one of our international joint ventures, and business interruption insurance proceeds of $2 million related to the aftermath of the September 11, 2001 attacks and the subsequent impact on our Marriott ExecuStay business in New York. In addition, we recognized $32 million of timeshare note sale gains in the first three quarters of 2003, compared to $47 million in the first three quarters of 2002. We sold $130 million of notes in the thirty-six weeks ended September 12, 2003, compared to $252 million in the thirty-six weeks ended September 6, 2002. Lodging sales increased to $5.9 billion and Lodging systemwide sales increased to $13.1 billion.

The reconciliation of Lodging sales to Lodging systemwide sales is as follows ($ in millions):

	Thirty-six weeks ended
	September 12, 2003	September 6, 2002
Lodging sales, as reported	$5,929	$5,653
Guest sales revenue generated at franchised properties, excluding revenues which are already included in lodging sales	3,999	3,703
Guest sales revenue generated at managed properties, excluding revenues which are already included in lodging sales	3,151	3,243

Lodging systemwide sales	$13,079	$12,599

We consider lodging systemwide sales to be a meaningful indicator of our performance because it measures the growth in revenues of all of the properties that carry one of the Marriott brand names. Our growth in profitability is in large part driven by such overall revenue growth.

The following tables show occupancy, average daily rate and REVPAR for each of our principal established brands for the thirty-six weeks ended September 12, 2003 for our North American properties, and the eight months ended August 31, 2003 for our International properties.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Thirty-six weeks ended September 12, 2003	Change vs. 2002		Thirty-six weeks ended September 12, 2003	Change vs. 2002
Marriott Hotels and Resorts
Occupancy	70.5%	-0.8	% pts.	68.8%	-0.6	% pts.
Average daily rate	$134.39	-2.3%		$127.93	-2.3%
REVPAR	$94.73	-3.5%		$88.02	-3.1%
The Ritz-Carlton Hotels [1]
Occupancy	66.8%	0.1	% pts.	66.8%	0.1	% pts.
Average daily rate	$232.93	-0.9%		$232.93	-0.9%
REVPAR	$155.62	-0.7%		$155.62	-0.7%
Renaissance Hotels and Resorts
Occupancy	67.1%	0.6	% pts.	66.1%	1.1	% pts.
Average daily rate	$132.02	-1.6%		$124.07	-2.3%
REVPAR	$88.59	-0.8%		$81.99	-0.5%
Courtyard
Occupancy	68.9%	-1.5	% pts.	70.1%	-0.8	% pts.
Average daily rate	$93.44	-1.7%		$92.99	-1.2%
REVPAR	$64.41	-3.8%		$65.17	-2.4%
Fairfield Inn
Occupancy	nm	nm		65.9%	-0.7	% pts.
Average daily rate	nm	nm		$64.96	0.1%
REVPAR	nm	nm		$42.84	-0.9%
SpringHill Suites
Occupancy	nm	nm		69.6%	0.8	% pts.
Average daily rate	nm	nm		$81.19	1.5%
REVPAR	nm	nm		$56.51	2.7%
Residence Inn
Occupancy	78.6%	-0.4	% pts.	77.9%	0.0	% pts.
Average daily rate	$95.41	-2.5%		$94.48	-2.0%
REVPAR	$74.95	-3.0%		$73.56	-2.0%
TownePlace Suites
Occupancy	71.2%	-4.0	% pts.	72.0%	-1.2	% pts.
Average daily rate	$63.68	3.0%		$63.77	0.4%
REVPAR	$45.34	-2.5%		$45.92	-1.3%

[1]	Statistics for The Ritz-Carlton Hotels are for January through August.

	Comparable Company-Operated International Properties			Comparable Systemwide International Properties
	Eight months ended August 31, 2003	Change vs. 2002		Eight months ended August 31, 2003	Change vs. 2002
Caribbean & Latin America
Occupancy	69.3%	4.3	% pts.	66.6%	3.5	% pts.
Average daily rate	$128.26	3.2%		$124.10	2.9%
REVPAR	$88.86	10.0%		$82.64	8.6%
Continental Europe
Occupancy	66.0%	-1.0	% pts.	62.5%	-1.3	% pts.
Average daily rate	$115.63	-5.8%		$117.60	-4.1%
REVPAR	$76.32	-7.2%		$73.45	-6.1%
United Kingdom
Occupancy	73.4%	-3.4	% pts.	69.5%	-1.7	% pts.
Average daily rate	$144.56	-2.2%		$123.33	-3.4%
REVPAR	$106.13	-6.5%		$85.66	-5.7%
Middle East & Africa
Occupancy	63.5%	-2.2	% pts.	62.5%	-0.3	% pts.
Average daily rate	$69.75	10.3%		$69.87	10.5%
REVPAR	$44.31	6.6%		$43.67	10.0%
Asia Pacific
Occupancy	60.5%	-9.8	% pts.	63.3%	-8.3	% pts.
Average daily rate	$80.68	-3.9%		$88.26	-1.5%
REVPAR	$48.85	-17.3%		$55.83	-13.0%

For North American properties (except for The Ritz-Carlton Hotels as noted on the previous page), the occupancy, average daily rate and REVPAR statistics used throughout this report for the thirty-six weeks ended September 12, 2003, include the period from January 4, 2003 through September 12, 2003, while the statistics for the thirty-six weeks ended September 6, 2002 include the period from December 29, 2001 through September 6, 2002. The 2003 statistics exclude the impact of the New Year’s holiday, which is historically a slow week.

Across our Lodging brands, REVPAR for comparable company-operated North American properties declined by an average of 2.9 percent in the first three quarters of 2003. Average room rates for these hotels declined 1.7 percent and occupancy decreased 0.8 percentage points, to 70.3 percent.

Across Marriott’s North American Full-Service Lodging brands (Marriott Hotels and Resorts; Renaissance Hotels and Resorts; and The Ritz-Carlton Hotels), REVPAR for comparable company-operated North American properties decreased 2.7 percent. Average room rates for these hotels declined 2.0 percent and occupancy decreased 0.5 percentage points to 69.7 percent.

Our North American Select-Service and Extended-Stay brands (Fairfield Inn; Courtyard; Residence Inn; SpringHill Suites; and TownePlace Suites) had, for comparable company-operated North American properties, average REVPAR declines of 3.2 percent and average room rate declines of 1.5 percent, while occupancy decreased 1.3 percentage points.

International lodging reported an increase in the results of operations, reflecting the impact of the $9 million gain on the sale of our interest in a joint venture, partially offset by the impact of the war and Severe Acute Respiratory Syndrome (SARS) on international travel.

The financial results of our Timeshare brands (Marriott Vacation Club International; The Ritz-Carlton Club; Horizons by Marriott Vacation Club International; and Marriott Grand Residence Club) decreased 23 percent to $85 million, while contract sales increased 18 percent. The results were impacted by $15 million of lower note sale gains. In the first three quarters of 2003, we closed on one note sale and during the same time period in 2002, we closed on three note sales. The results were also unfavorably impacted by higher financing costs, lower notes receivable, resulting in lower interest income, and higher depreciation expense associated with new technology.

We have presented claims with insurance companies for lost management fees at our hotels and business interruption at our Marriott ExecuStay business from the September 11, 2001 terrorist attacks. In the fourth quarter of 2002, we recognized $1 million in income from insurance proceeds related to lost management fees. In the third quarter of 2003, we recognized insurance proceeds of $2 million associated with our Marriott ExecuStay business. Although we expect to realize further proceeds, we cannot currently estimate the amounts that may be paid to us.

Corporate Expenses, Interest and Taxes. Corporate expenses increased 16 percent to $89 million reflecting approximately $15 million of litigation expenses related to two continuing lawsuits; higher expense associated with our deferred compensation plan ($9 million); an additional accrual based on revised estimates of noncancelable lease costs and lower expected sublease income associated with excess space arising from the 2001 reduction in personnel ($4 million); increased insurance premiums; and higher salary and related expenses associated with positions which were not previously filled due to cost containment efforts; partially offset by the settlement of an insurance claim ($10 million) for legal expenses incurred in previous years related to lawsuits which were settled in 1999; favorable foreign exchange impact ($5 million); and the impact of a $7 million reserve recorded in 2002 in connection with a lawsuit involving the sale of a hotel previously managed by us.

Interest expense increased $18 million, reflecting the impact of the mortgage debt assumed in the fourth quarter of 2002 associated with the acquisition of 14 senior living communities, as well as lower capitalized interest resulting from fewer projects under construction, primarily related to our timeshare business. Interest income increased by $3 million, before reflecting reserves of $7 million for impaired loans at four hotels.

Income from continuing operations before income taxes and minority interest generated a tax benefit of $72 million in the first three quarters of 2003 compared to a tax provision of $40 million in the prior year period. The difference was primarily attributable to our Synthetic Fuel business which generated a tax benefit and tax credits totaling $199 million in the first three quarters of 2003 compared to $119 million in the prior year period. The 2003 taxes were also impacted by slightly higher state tax rates.

Synthetic Fuel. For the thirty-six weeks ended September 12, 2003, our Synthetic Fuel business reflected sales of $224 million and a loss of $104 million, before the impact of $29 million of minority interest expense, resulting in a tax benefit of $37 million and tax credits of $162 million. For the thirty-six weeks ended September 6, 2002, our Synthetic Fuel business reflected sales of $113 million and a loss of $81 million, resulting in a tax benefit of $28 million and tax credits of $91 million.

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

Also, on December 30, 2002, we purchased 14 senior living communities for approximately $15 million in cash, plus the assumption of $227 million in debt, from an unrelated owner. We had previously agreed to provide a form of credit enhancement on the outstanding debt related to these communities. Management approved and committed to a plan to sell these communities within 12 months. As part of the plan, on March 31, 2003, we acquired all of the subordinated credit-enhanced mortgage securities relating to the 14 communities in a transaction in which we issued $46 million of unsecured Marriott International, Inc. notes, due April 2004. In the 2003 third quarter, we sold the 14 communities to CNL for approximately $184 million. We provided a $92 million acquisition loan to CNL in connection with the sale. Sunrise currently operates and will continue to operate the 14 communities under long-term management agreements. We recorded a gain, net of taxes, of approximately $1 million.

As a result of the above transactions, at September 12, 2003, the operating results of our Senior Living Services segment are reported in discontinued operations, and the remaining assets are classified as assets held for sale on the balance sheet.

In the thirty-six weeks ended September 12, 2003, income from operations, net of tax, totaled $9 million, and we also recorded a gain on disposal, net of tax, of $20 million. In the thirty-six weeks ended September 6, 2002, income from operations, net of tax, totaled $17 million.

Distribution Services

As of January 3, 2003, through a combination of sale and transfer of nine facilities and the termination of all operations at four facilities, we completed our exit of the distribution services business. Accordingly, we present the exit costs and the operating results for our Distribution Services business as discontinued operations for the twelve weeks and thirty-six weeks ended September 12, 2003 and September 6, 2002, and classify the remaining assets as held for sale at September 12, 2003 and January 3, 2003. In the thirty-six weeks ended September 12, 2003, we incurred exit costs, net of tax of $2 million, primarily related to ongoing compensation costs associated with the wind down. The loss from operations, net of tax in the thirty-six weeks ended September 6, 2002 totaled $7 million, and the exit costs, net of tax, totaled an additional $19 million. We expect to incur additional costs associated with the wind down during the balance of 2003. Although we are unable to estimate those costs, we do not expect them to be material since the wind down is substantially complete.

LIQUIDITY AND CAPITAL RESOURCES

We are party to revolving credit agreements that provide for borrowing of $1.5 billion expiring in July 2006, and $500 million expiring in August 2006, which support our commercial paper program and letters of credit. We entered into the $500 million facility, during the third quarter of 2003, replacing a similar facility which would have expired in February 2004. At September 12, 2003, our cash balances combined with our available borrowing capacity under the credit facilities amounted to approximately $2 billion. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements, including the repayment of $200 million of senior notes due in November 2003.

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

Cash and equivalents totaled $113 million at September 12, 2003, a decrease of $85 million from year end 2002, primarily reflecting the repayment of debt, purchase of treasury stock and capital expenditures, offset by proceeds from dispositions.

Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) from continuing operations, net of minority interest in pre-tax loss is a financial measure that is not presented in accordance with accounting principles generally accepted in the United States. We consider EBITDA from continuing operations, net of minority interest in pre-tax loss to be an indicator of operating performance, which can be used to measure our ability to service debt, fund capital expenditures and expand our business. However, EBITDA from continuing operations, net of minority interest in pre-tax loss is not an alternative to net income, financial results, or any other operating measure prescribed by accounting principles generally accepted in the United States.

EBITDA from continuing operations, net of minority interest in pre-tax loss for the twelve weeks ended September 12, 2003 increased by $26 million, or 16 percent, to $189 million; and decreased by $59 million, or 11 percent, to $465 million for the thirty-six weeks then ended.

The reconciliation of income from continuing operations, before minority interest and income taxes to EBITDA from continuing operations, net of minority interest in pre-tax loss is as follows ($ in millions):

	Twelve weeks ended		Thirty-six weeks ended
	September 12, 2003	September 6, 2002	September 12, 2003	September 6, 2002
Income from continuing operations, before minority interest and income taxes	$106	$112	$263	$363
Interest expense	26	19	77	59
Depreciation	30	25	86	76
Amortization	7	7	19	26
Minority interest in pre-tax loss	20	—	20	—

EBITDA from continuing operations, net of minority interest in pre-tax loss	$189	$163	$465	$524

Reducing income from continuing operations before minority interest and income taxes are losses associated with our synthetic fuel operations of $3 million and $32 million for the twelve weeks ended September 12, 2003 and September 6, 2002, respectively, and $104 million and $81 million for the thirty-six weeks ended the same period. The Synthetic Fuel operating losses include depreciation expense of $2 million for each of the twelve weeks ended September 12, 2003 and September 6, 2002 and $7 million and $5 million, respectively, for the thirty-six weeks then ended.

Net cash provided by investing activities totaled $293 million for the thirty-six weeks ended September 12, 2003, and consisted primarily of proceeds from the disposition of our senior living management business to Sunrise and the sale of 23 senior living communities and a parcel of land to CNL, proceeds from a loan sale and other loan collections and disposition of three lodging properties, offset by capital expenditures and loan advances.

In 2003, other investing activities outflows of $26 million included $20 million for equity investments and $27 million for investments in long-term contracts and other development, net of other inflows. In 2002, other investing activities outflows of $65 million included $38 million for equity investments and $14 million for investments in long-term contracts and other development.

We have $500 million available for future offerings under “universal shelf” registration statements we have filed with the Securities and Exchange Commission.

We have outstanding approximately $70 million in face amount of our zero-coupon convertible senior notes due 2021, which are known as LYONs. These LYONs which were issued on May 8, 2001, are convertible into approximately 0.9 million shares of our Class A Common Stock, and carry a yield to maturity of 0.75 percent. We may not redeem the LYONs prior to May 8, 2004. We may at the option of the holders be required to purchase the LYONs at their accreted value on May 8 of each of 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A Common Stock. We classify LYONs as long-term debt based on our ability and intent to refinance the obligation with long-term debt if we are required to repurchase the LYONs.

The following table summarizes our contractual obligations ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Before January 2, 2004	1-3 years	4-5 years	After 5 years
Debt	$1,680	$203	$577	$24	$876
Operating Leases
Recourse	937	30	185	131	591
Non-recourse	500	8	60	88	344

Total Contractual Cash Obligations	$3,117	$241	$822	$243	$1,811

The following table summarizes our commitments ($ in millions):

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Before January 2, 2004	1-3 years	4-5 years	After 5 years
Guarantees	$1,282	$18	$254	$338	$672
Timeshare note repurchase obligations	22	—	—	—	22

Total	$1,304	$18	$254	$338	$694

Our guarantees listed above include $316 million for guarantees not yet in effect including: 1) $256 million of commitments which will not be in effect until the underlying hotels are open and we begin to manage the properties; and 2) a $60 million contingent obligation related to our synthetic fuel joint venture that will only be in effect in the event the private letter ruling is not obtained by December 15, 2003 and the purchaser exercises a one-time option to return its ownership interest to us (see “Synthetic Fuel” footnote). Also included in guarantees above are $403 million related to Senior Living Services lease obligations and lifecare bonds. Sunrise is the primary obligor of the leases and a portion of the lifecare bonds and CNL is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business these pre-existing guarantees were guarantees by Marriott International, Inc. of obligations of consolidated Senior Living Services subsidiaries. Also included in the table above are $47 million of guarantees associated with the Sunrise sale transaction.

Our total unfunded loan commitments amounted to $100 million at September 12, 2003. We expect to fund $50 million of commitments by January 2, 2004 and $34 million in one to three years. We do not expect to fund the remaining $16 million of commitments, which expire as follows: $5 million in one to three years; and $11 million after five years.

SHARE REPURCHASES

We purchased 9.1 million shares of our Class A Common Stock during the thirty-six weeks ended September 12, 2003 at an average price of $34.70 per share.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which comply with principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our annual report for the 2002 fiscal year on Form 10-K we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates. We manage our exposure to these risks by monitoring available financing alternatives, through development and application of credit granting policies and by entering into derivative arrangements to meet the objectives described above. We do not engage in such transactions for trading or speculative purposes. We do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the future.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

10	$500 million Credit Agreement dated as of August 5, 2003, with Citibank, N.A., as Administrative Agent, and certain banks.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Section 1350 Certifications.

99	Forward-Looking Statements.

(b)	Reports on Form 8-K

On July 3, 2003 we filed a report on Form 8-K discussing the completion of the sale of a portion of our Synthetic Fuel business.

On July 17, 2003 we furnished a report on Form 8-K reporting our financial results for the quarter ended June 20, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC. 17th day of October, 2003

/s/ Arne M. Sorenson

Arne M. Sorenson Executive Vice President and Chief Financial Officer

/s/ Michael J. Green

Michael J. Green Vice President Finance and Principal Accounting Officer