Form 10-K
period 2004-01-02
MARRIOTT INTERNATIONAL INC /MD/
filed 2004-02-23
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2004

Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.

Delaware	52-2055918
(State of Incorporation)	(I.R.S. Employer Identification Number)

10400 Fernwood Road

Bethesda, Maryland 20817

(301) 380-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value (230,054,286 shares outstanding as of January 30, 2004)	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange Philadelphia Stock Exchange

The aggregate market value of shares of common stock held by non-affiliates at June 20, 2003, was $6,973,761,505.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☒        No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

MARRIOTT INTERNATIONAL, INC.

FORM 10-K TABLE OF CONTENTS

FISCAL YEAR ENDED JANUARY 2, 2004

Throughout this report, we refer to Marriott International, Inc., together with its subsidiaries, as “we,” “us,” or “the Company.”

Forward-Looking Statements

We make forward-looking statements in this report based on the beliefs and assumptions of our management, and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Liquidity and Capital Resources” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions, and our actual results may differ materially from those expressed in our forward-looking statements. We therefore caution you not to rely unduly on any forward-looking statement.

Risks and Uncertainties

You should understand that the following important factors, as well as those discussed in Exhibit 99 and elsewhere in this report, could cause results to differ materially from those expressed in such forward-looking statements. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following.

•	Competition in each of our business segments. Each of our hotel brands competes with major hotel chains in national and international venues and with independent companies in regional markets. Our ability to remain competitive and attract and retain business and leisure travelers depends on our success in distinguishing the quality, value and efficiency of our lodging products and services from other market opportunities.

•	Supply of and demand for hotel rooms, timeshare units and corporate apartments. The availability of and demand for hotel rooms, timeshare units and corporate apartments is directly affected by overall economic conditions, regional and national development of competing hotels and timeshare resorts, local supply and demand for extended stay and corporate apartments, and the recovery in business travel. While we monitor the projected and actual estimates of room supply and availability, the demand for and occupancy rate of hotel rooms and timeshare units, and the occupancy rates of apartments and extended stay lodging properties in all markets in which we conduct business, we cannot assure you that current factors relating to supply and demand will work to contain revenue growth and business volume.

•	Consistency in Owner Relations. Our responsibility under our management agreements to manage each hotel and enforce the standards required for our brands may, in some instances, be subject to interpretation. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners.

•	Increase in the costs of conducting our business; Insurance. We take appropriate steps to monitor cost increases in energy, healthcare, insurance, transportation and fuel costs and other expenses central to the conduct of our business. Market forces beyond our control may nonetheless limit both the scope of property and liability insurance coverage that we can obtain and our ability to obtain such coverage at reasonable rates, particularly in light of continued terrorist activities and threats. We therefore cannot assure you that we will be successful in obtaining such insurance without increases in cost or decreases in coverage levels.

•	International, national and regional economic conditions. Because we conduct our business activities on a national and international platform, our activities are susceptible to changes in the performance of regional and global economies. In recent years our business has been hurt by decreases in travel resulting from recent economic conditions, the military action in Iraq, and the heightened travel security measures that have resulted from the threat of further terrorism. Our future economic performance is similarly subject to the uncertain magnitude and duration of the apparent economic recovery in the United States, the prospects of improving economic performance in other regions, and the unknown pace of any business travel recovery that results.

•	Threat and spread of communicable diseases. The impact of any significant recurrence of Severe Acute Respiratory Syndrome (“SARS”), or the uncontained spread of any contagious or volatile disease will affect our business.

•

Recovery of loan and guarantee investments and recycling of capital; availability of new capital resources. The availability of capital to allow us and potential and current hotel owners to fund new hotel investments, as well as refurbishment and improvement of existing hotels, depends in large measure on capital markets and liquidity factors over which we can exert little control. Our ability to recover loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also effect our ability to recycle and raise new capital.

•	Effect of Internet reservation services. Internet room distribution and reservation channels may adversely affect the rates we may charge for hotel rooms and the manner in which our brands can compete in the marketplace with other brands. We believe that we are taking adequate steps to resolve this competitive threat, but cannot assure you that these steps will prove or remain successful.

•	Change in laws and regulations. Our business may be affected by changes in accounting standards, timeshare sales regulations and state and federal tax laws.

•	Recent privacy initiatives and State and Federal limitations on marketing and solicitation. The National Do Not Call Registry and various state laws regarding marketing and solicitation, including anti-spam legislation, may affect the amount and timing of our sales of timeshare units and other products.

•	Interruption of the synthetic fuel operations. Problems related to supply, production, and demand at any of the synthetic fuel facilities, the power plants that buy synthetic fuel from the joint venture or the coal mines where the joint venture buys coal, could be caused by accidents, personnel issues, severe weather or similar unpredictable events.

•	Litigation. We cannot predict with certainty the cost of defense, the cost of prosecution, or the ultimate outcome of litigation filed by or against us, including remedies or damage awards.

•	Disaster. We cannot assure you that our ability to provide fully integrated business continuity solutions in the event of a disaster will occur without interruption to, or effect on, the conduct of our business.

•	Barriers to growth and market entry. Factors influencing real estate development generally, including site availability, financing, planning, zoning and other local approvals, and other limitations which may be imposed by market and submarket factors, such as projected room occupancy, growth in demand opposite projected supply, territorial restrictions in our management and franchise agreements, costs of construction, and anticipated room rate structure, all affect and potentially limit our ability to sustain continued growth through management or franchise agreements for new hotels and the conversion of existing facilities to managed or franchised Marriott brands.

•	Other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC). We continually evaluate the risks and possible mitigating factors to such risks and provide additional and updated information in our SEC filings.

PART I

ITEMS 1 and 2. BUSINESS AND PROPERTIES

We are a worldwide operator and franchisor of hotels and related lodging facilities. Our operations are grouped into the following five business segments:

Segment	Percentage of total sales in the fiscal year ended January 2, 2004
Full-Service Lodging	65%
Select-Service Lodging	11%
Extended-Stay Lodging	6%
Timeshare	14%
Synthetic Fuel	4%

Prior to January 3, 2003, our operations included our Senior Living Services and Distribution Services businesses, which we now classify as discontinued operations. We were organized as a corporation in Delaware in 1997 and became a public company in 1998 when we were “spun off” as a separate entity by the company formerly named “Marriott International, Inc.”

In our Lodging business, which includes our Full-Service, Select-Service, Extended-Stay and Timeshare segments, we develop, operate and franchise hotels and corporate housing properties under 14 separate brand names and we develop, operate, and market Marriott timeshare properties under four separate brand names.

Our Synthetic Fuel operation consists of our minority interest in four coal-based synthetic fuel production facilities whose operations qualify for tax credits based on Section 29 of the Internal Revenue Code.

Financial information by industry segment and geographic area as of January 2, 2004 and for the three fiscal years then ended, appears in the Business Segments note to our Consolidated Financial Statements included in this annual report.

Lodging

We operate or franchise 2,718 lodging properties worldwide, with 490,564 rooms as of January 2, 2004. In addition, we provide 2,978 furnished corporate housing rental units. We believe that our portfolio of lodging brands is the broadest of any company in the world, and that we are the leader in the quality tier of the vacation timesharing business. Consistent with our focus on management and franchising, we own very few of our lodging properties. Our lodging brands include:

Full-Service Lodging	Extended-Stay Lodging

• Marriott Hotels & Resorts	• Residence Inn

• Marriott Conference Centers	• TownePlace Suites

• JW Marriott Hotels & Resorts	• Marriott ExecuStay

• The Ritz-Carlton	• Marriott Executive Apartments and Other

• Renaissance Hotels & Resorts

• Ramada International	Timeshare

• (primarily Europe, Middle East and Asia/Pacific)	• Marriott Vacation Club International

• Bulgari Hotels & Resorts	• Horizons by Marriott Vacation Club International

• The Ritz-Carlton Club

Select-Service Lodging	• Marriott Grand Residence Club

• Courtyard

• Fairfield Inn

• SpringHill Suites

Company-Operated Lodging Properties

At January 2, 2004, we operated 947 properties (249,503 rooms) under long-term management or lease agreements with property owners (together, the Operating Agreements) and six properties (1,413 rooms) as owned.

Terms of our management agreements vary, but typically we earn a management fee which comprises a base fee, which is a percentage of the revenues of the hotel, and an incentive management fee, which is based on the profits of the hotel. Our management agreements also typically include reimbursement of costs (both direct and indirect) of operations. Such agreements are generally for initial periods of 20 to 30 years, with options to renew for up to 50 additional years. Our lease agreements also vary, but typically include fixed annual rentals plus additional rentals based on a percentage of annual revenues in excess of a fixed amount. Many of the Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Additionally, most of the Operating Agreements permit the owners to terminate the agreement if financial returns fail to meet defined levels for a period of time and we have not cured such deficiencies.

For lodging facilities that we manage, we are responsible for hiring, training and supervising the managers and employees required to operate the facilities and for purchasing supplies, for which we generally are reimbursed by the owners. We provide centralized reservation services and national advertising, marketing and promotional services, as well as various accounting and data processing services. For lodging facilities that we manage, we prepare and implement annual operating budgets that are subject to owner review and approval.

Franchised Lodging Properties

We have franchising programs that permit the use of certain of our brand names and our lodging systems by other hotel owners and operators. Under these programs, we generally receive an initial application fee and continuing royalty fees, which typically range from 4 percent to 6 percent of room revenues for all brands, plus 2 percent to 3 percent of food and beverage revenues for certain full-service hotels. In addition, franchisees contribute to our national marketing and advertising programs, and pay fees for use of our centralized reservation systems. At January 2, 2004, we had 1,765 franchised properties (239,648 rooms).

Summary of Properties by Brand

As of January 2, 2004 we operated or franchised the following properties by brand (excluding 2,978 corporate housing rental units):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging
Marriott Hotels & Resorts	226	100,328	201	56,494
Marriott Conference Centers	14	3,457	—	—
JW Marriott Hotels & Resorts	28	12,686	3	1,009
The Ritz-Carlton	56	18,347	—	—
Renaissance Hotels & Resorts	84	32,807	42	12,807
Ramada International	4	727	188	25,423
Select-Service Lodging
Courtyard	294	46,705	322	41,509
Fairfield Inn	2	855	522	49,351
SpringHill Suites	22	3,452	88	9,230
Extended-Stay Lodging
Residence Inn	130	17,497	319	35,817
TownePlace Suites	32	3,472	79	7,909
Marriott Executive Apartments and Other	12	2,223	1	99
Timeshare
Marriott Vacation Club International	41	7,622	—	—
The Ritz-Carlton Club	4	234	—	—
Marriott Grand Residence Club	2	248	—	—
Horizons by Marriott Vacation Club International	2	256	—	—

Total	953	250,916	1,765	239,648

We plan to open over 175 hotels (25,000 to 30,000 rooms) during 2004. We believe that we have access to sufficient financial resources to finance our growth, as well as to support our ongoing operations and meet debt service and other cash requirements. Nonetheless, our ability to sell properties that we develop, and the ability of hotel developers to build or acquire new Marriott properties, important parts of our growth plan, is partially dependent on their access to and the availability and cost of capital. See “Liquidity and Capital Resources” caption in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary of Properties by Country

As of January 2, 2004 we operated or franchised properties in the following 68 countries and territories:

Country	Hotels	Rooms
Americas
Argentina	2	401
Aruba	4	1,500
Brazil	5	1,506
Canada	35	8,733
Cayman Islands	1	309
Chile	2	485
Costa Rica	3	574
Curacao	1	247
Dominican Republic	3	692
Ecuador	1	257
Guatemala	2	544
Jamaica	2	1,135
Mexico	10	3,184
Panama	1	296
Peru	1	300
Puerto Rico	3	1,195
Saint Kitts & Nevis	1	500
United States	2,188	373,686
U.S. Virgin Islands	3	785
Venezuela	1	269

Total Americas	2,269	396,598

Middle East and Africa
Armenia	1	115
Bahrain	2	387
Egypt	7	3,029
Israel	2	960
Jordan	3	609
Kuwait	2	601
Lebanon	1	174
Oman	1	93
Pakistan	2	509
Qatar	3	1,044
Saudi Arabia	4	773
Tunisia	1	221
Turkey	5	1,507
United Arab Emirates	5	1,106

Total Middle East and Africa	39	11,128

Country	Hotels	Rooms
Asia
China	39	13,877
Guam	1	357
India	8	1,590
Indonesia	5	1,641
Japan	10	3,059
Malaysia	6	2,659
Philippines	2	898
Republic of Korea	1	380
Singapore	2	983
South Korea	4	1,763
Thailand	8	2,082
Vietnam	2	888

Total Asia	88	30,177

Australia	11	2,679

Europe
Austria	6	1,569
Belgium	3	530
Czech Republic	5	812
Denmark	1	395
Finland	5	1,392
France	6	1,343
Georgia	1	127
Germany	84	14,064
Greece	1	258
Hungary	2	470
Italy	7	1,194
Netherlands	3	945
Poland	2	748
Portugal	3	933
Romania	1	402
Russia	5	1,457
Spain	6	1,368
Sweden	29	1,953
Switzerland	10	1,587

Total Europe	180	31,547

United Kingdom
Ireland	1	148
United Kingdom (England, Scotland and Wales)	130	18,287

Total United Kingdom	131	18,435

Total – All Countries and Territories	2,718	490,564

Full-Service Lodging

Marriott Hotels & Resorts (including JW Marriott Hotels & Resorts and Marriott Conference Centers) is our global flagship brand, primarily serving business and leisure travelers and meeting groups at locations in downtown, urban, and suburban areas, near airports and at resort locations. Marriott full-service hotels is a quality tier brand, with most hotels typically containing from 400 to 700 rooms, internet access, swimming pools, gift shops, convention and banquet facilities, a variety of restaurants and lounges, room service, concierge lounges, and parking facilities. Many Marriott resort hotels have additional recreational and entertainment facilities, such as tennis courts, golf courses, additional restaurants and lounges, and many have spa facilities. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include JW Marriott Hotels & Resorts and Marriott Conference Centers.

JW Marriott Hotels & Resorts is the Marriott brand’s luxury collection of distinctive hotels that cater to accomplished, discerning travelers seeking an elegant environment and personal service. These 31 hotels and resorts are primarily located in gateway cities and upscale locations throughout the world. In addition to the features found in a typical Marriott full-service hotel, the facilities and amenities at JW Marriott Hotels & Resorts normally include larger guest rooms, higher end décor and furnishings, upgraded in-room amenities, upgraded business centers and fitness centers/spas, and 24-hour room service.

We operate 14 Marriott Conference Centers (3,457 rooms), throughout the United States. Some of the centers are used exclusively by employees of sponsoring organizations, while others are marketed to outside meeting groups and individuals. In addition to the features found in a typical Marriott full-service hotel, the centers typically include expanded meeting room space, banquet and dining facilities, guest rooms and recreational facilities.

Rooms revenue contributed the majority of Marriott Hotels & Resorts’ revenues for fiscal year 2003, with the remainder coming from food and beverage operations, recreational facilities and other services. Overall hotel system profits are usually relatively stable and include only moderate seasonal fluctuations. Business at resort properties may be seasonal depending on location.

Marriott Hotels & Resorts Geographic Distribution at January 2, 2004	Hotels
United States (42 states and the District of Columbia)	307	(126,319 rooms)

Non-U.S. (50 countries and territories)
Americas (Non-U.S.)	33
Continental Europe	31
United Kingdom	51
Asia	27
The Middle East and Africa	18
Australia	5

Total Non-U.S.	165	(47,655 rooms)

The Ritz-Carlton hotels and resorts are renowned for their distinctive architecture and for the quality of their facilities, dining and exceptional personalized guest service. Most Ritz-Carlton hotels have 250 to 400 guest rooms and typically include meeting and banquet facilities, a variety of restaurants and lounges, gift shops, swimming pools and parking facilities. Guests at most of the Ritz-Carlton resorts have access to additional recreational amenities, such as tennis courts, golf courses and health spas.

The Ritz-Carlton Geographic Distribution at January 2, 2004	Hotels
United States (16 states and the District of Columbia)	35	(11,669 rooms)

Non-U.S. (20 countries and territories)	21	(6,678 rooms)

Renaissance Hotels & Resorts is a distinctive and global quality-tier brand, that targets individual business and leisure travelers, and group meetings seeking stylish and personalized environments. Renaissance hotels are generally located at downtown locations in major cities, in suburban office parks, near major gateway airports and in destination resorts. Most hotels contain from 300 to 500 rooms; however, a few of the convention oriented hotels are larger, and some hotels in non-gateway markets, particularly in Europe, are smaller. Renaissance products and services typically include stylish décor, internet access, restaurants and lounges, room service, swimming pools, gift shops, concierge lounges, and meeting and banquet facilities. Renaissance resort properties have additional recreational and entertainment facilities and services including golf courses, tennis courts, water sports, additional restaurants and spa facilities.

Renaissance Hotels & Resorts Geographic Distribution at January 2, 2004	Hotels
United States (25 states and the District of Columbia)	64	(24,299 rooms)

Non-U.S. (26 countries and territories)
Americas (Non-U.S.)	8
Continental Europe	19
United Kingdom	7
Asia	20
The Middle East and Africa	8
Australia	—

Total Non-U.S.	62	(21,315 rooms)

Ramada International is a moderately-priced brand targeted at business and leisure travelers outside the United States. Each full-service Ramada International property includes a restaurant, a cocktail lounge and full-service meeting and banquet facilities. Ramada International hotels are located primarily in Europe and Asia in major cities, near major international airports and suburban office park locations. In 2002, Marriott and Cendant Corporation (Cendant) completed the formation of a joint venture to further develop and expand the Ramada and Days Inn brands in the United States. In addition to management and franchise fees associated with Ramada International, we receive a royalty fee for the use of the Ramada name in Canada and we recognize our share of the joint venture’s earnings. In 2003, we opened 49 hotels with the Ramada brand name outside the United States and Canada.

Ramada International Geographic Distribution at January 2, 2004	Hotels
Americas (Non-U.S. and Canada)	3
Continental Europe	99
United Kingdom	61
The Middle East and Africa	6
Asia	19
Australia	4

Total (23 countries and territories)	192	(26,150 rooms)

Bulgari Hotels & Resorts. As part of our ongoing strategy to expand our reach through partnerships with pre-eminent world-class companies, in early 2001 we entered into a joint venture with Bulgari SpA to create and introduce distinctive new luxury hotel properties in prime locations – Bulgari Hotels & Resorts. The first property, the Bulgari Hotel Milano, is scheduled to open in Milan, Italy in May 2004. The second property announced is the Bulgari Resort Bali, currently in development and scheduled to open in late 2005. Other projects are currently in development in Europe, Asia, and North America.

Select-Service Lodging

Courtyard is our upper moderate-price select-service hotel product. Aimed at individual business and leisure travelers as well as families, Courtyard hotels maintain a residential atmosphere and typically contain 90 to 150 rooms. Well landscaped grounds typically include a courtyard with a pool and social areas. Most hotels feature functionally designed quality guest rooms and meeting rooms, limited restaurant facilities, a swimming pool and an exercise room. In 2003, most Courtyard hotels introduced free in-room high-speed internet and in 2004, this will be a standard feature along with The Market (a self-serve food store open 24 hours a day). The operating systems developed for these hotels allow Courtyard to be price-competitive while providing better value through superior facilities and guest service. At year end, there were 616 Courtyards operating in 15 countries.

Courtyard Geographic Distribution at January 2, 2004	Hotels
United States (45 states and the District of Columbia)	563	(78,836 rooms)

Non-U.S. (14 countries and territories)	53	(9,378 rooms)

Fairfield Inn is our hotel brand that competes in the lower moderate-price tier. Aimed at value-conscious individual business and leisure travelers, a typical Fairfield Inn or Fairfield Inn & Suites has 60 to 140 rooms and offers a swimming pool, complimentary continental breakfast and free local phone calls. At year-end there were 445 Fairfield Inns and 79 Fairfield Inn & Suites (524 hotels total), operating in the United States and Mexico.

SpringHill Suites is our all-suite brand in the upper moderate-price tier targeting business travelers, leisure travelers and families. SpringHill Suites typically have 90 to 165 studio suites that are 25 percent larger than a typical hotel guest room. The brand offers a broad range of amenities including complimentary continental breakfast and exercise facilities. In 2004, the brand will also introduce free in-room high-speed internet and The Market (a self-serve food store open 24 hours a day). There were 110 properties located in the United States and Canada at January 2, 2004.

Extended-Stay Lodging

Residence Inn, North America’s leading extended-stay brand, allows guests on long-term trips to maintain balance between work and life while away from home. Spacious suites with full kitchens and separate areas for sleeping, working, relaxing and eating offer home-like comfort with functionality. A friendly staff and welcome services like complimentary hot breakfast and evening social hours add to the sense of community. There are 449 Residence Inn hotels across North America.

Residence Inn Geographic Distribution at January 2, 2004	Hotels
United States (47 states and the District of Columbia)	436	(51,519 rooms)

Canada	12	(1,719 rooms)

Mexico	1	(76 rooms)

TownePlace Suites is a moderately priced extended-stay hotel product that is designed to appeal to business and leisure travelers who stay for five nights or more. The typical TownePlace Suites hotel contains 100 studio, one-bedroom and two-bedroom suites. Each suite has a fully equipped kitchen and separate living area with a comfortable, residential feel. Each hotel provides housekeeping services and has on-site exercise facilities, an outdoor pool, 24-hour staffing and laundry facilities. At January 2, 2004, 111 TownePlace Suites (11,381 rooms) were located in 34 states.

Marriott ExecuStay provides furnished corporate apartments for stays of one month or longer nationwide. ExecuStay owns no residential real estate and provides units primarily through short-term lease agreements with apartment owners and managers and franchise agreements. In 2003, consistent with our plan to shift the business toward franchising, the total number of units leased by ExecuStay decreased and 10 franchise markets were added. At January 2, 2004, Marriott ExecuStay’s franchise program, launched in July 2002, included eight franchisees covering 11 U.S. markets.

Marriott Executive Apartments and other. We provide temporary housing (serviced apartments) for business executives and others who need quality accommodations outside their home country, usually for 30 or more days. Some serviced apartments operate under the Marriott Executive Apartments brand, which is designed specifically for the long-term international traveler. At January 2, 2004, 13 serviced apartment properties (2,322 units), including nine Marriott Executive Apartments, were located in eight countries and territories. All Marriott Executive Apartments are located outside the United States.

Timeshare

Marriott Vacation Club International develops, sells and operates vacation timesharing resorts under four brands. Revenues are generated from three primary sources: (1) selling fee simple and other forms of timeshare intervals, (2) financing consumer purchases of timesharing intervals, and (3) operating the resorts.

Many timesharing resorts are located adjacent to Marriott hotels, and timeshare owners have access to certain hotel facilities during their vacation. Owners can trade their annual interval for intervals at other Marriott timesharing resorts or for intervals at certain timesharing resorts not otherwise sponsored by Marriott through a third party exchange company. Owners can also trade their unused interval for points in the Marriott Rewards frequent stay program, enabling them to stay at over 2,400 Marriott hotels worldwide.

Marriott Vacation Club International (MVCI) brand offers full service villas featuring living and dining areas, one, two and three bedroom options, full kitchen and washer/dryer. In 41 locations worldwide this brand draws U.S. and international customers who vacation regularly with a focus on family, relaxation, and recreational activities. In the U.S., MVCI is located in beach and golf communities in California, Hawaii, the Carolinas and Florida and in ski resorts in Colorado, California and Utah. MVCI has a growing international presence with resorts in Thailand, France and Spain.

The Ritz-Carlton Club brand is a luxury tier real estate fractional brand that combines the benefits of second home ownership with personalized services and amenities. This brand is designed as a private club whose members have access to all Ritz-Carlton Clubs. This brand is offered in ski, golf and beach destinations in Colorado, St. Thomas, U.S.V.I., and Florida.

Marriott Grand Residence Club is an upper quality tier fractional ownership brand for corporate and leisure customers. This new brand is currently offering ownership in projects located in Lake Tahoe, California and London.

Horizons by Marriott Vacation Club International is Marriott Vacation Club’s moderately priced timeshare brand whose product offerings and customer base are currently focused on facilitating family vacations in entertainment communities. Today, Horizons resorts are located in Orlando and Branson, Missouri.

We expect that our future timeshare growth will increasingly reflect opportunities presented by partnerships, joint ventures, and other business structures. In 2003 MVCI entered into a joint venture with a third-party builder to build a new project in Las Vegas. We also entered into a sales and marketing agreement in connection with an existing non-Marriott project. Marriott Vacation Club International opened six resorts in 2003: four under the MVCI brand (Ko’Olina and Waiohai in Hawaii, Playa Andaluza in Spain, and Village d’Ile de France outside of Paris) together with The Ritz-Carlton Club in Jupiter, Florida and the Grand Residence Club in London. Our project in Myrtle Beach, South Carolina opened for sales in 2003, and we expect that the resort will open in June 2004. MVCI continues to offer timeshare intervals in its moderate-tier brand, Horizons by Marriott Vacation Club International.

Marriott Vacation Club International’s owner base continues to expand, with 256,000 owners at year end 2003, compared to 223,000 in 2002.

Timeshare (all brands) Geographic Distribution at January 2, 2004	Resorts	Units
Continental United States	36	6,255
Hawaii	4	747
Caribbean	3	608
Europe	5	696
Asia	1	54

Total	49	8,360

Other Activities

Marriott Golf manages 23 golf course facilities as part of our management of hotels and for other golf course owners.

We operate 19 systemwide hotel reservation centers, 13 of them in the United States and Canada and six in other countries and territories, that handle reservation requests for Marriott lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and lease the others.

Our Architecture and Construction (A&C) division provides design, development, construction, refurbishment and procurement services to owners and franchisees of lodging properties on a voluntary basis outside the scope of and separate from their management or franchise contracts. Consistent with third-party contractors, A&C provides these services for owners and franchisees of Marriott branded properties on a fee basis.

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

Affiliation with a national or regional brand is prevalent in the U.S. lodging industry. In 2003, approximately two-thirds of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is fairly concentrated, with the three largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.

Outside the United States branding is much less prevalent, and most markets are served primarily by independent operators. We believe that chain affiliation will increase in overseas markets as local economies grow, trade barriers are reduced, international travel accelerates and hotel owners seek the economies of centralized reservation systems and marketing programs.

Based on lodging industry data, we have an 8 percent share of the U.S. hotel market (based on number of rooms), and less than a 1 percent share of the lodging market outside the United States. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation because our hotels typically generate higher occupancies and Revenue per Available Room (REVPAR) than direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong customer preference. Approximately 34 percent of our timeshare ownership resort sales come from additional purchases by or referrals from existing owners. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems and our emphasis on guest service and satisfaction are contributing factors across all of our brands.

Properties that we operate or franchise are regularly upgraded to maintain their competitiveness. Our management, lease, and franchise agreements provide for the allocation of funds, generally a fixed percentage of revenue, for periodic renovation of buildings and replacement of furnishings. We believe that these ongoing refurbishment programs are adequate to preserve the competitive position and earning power of the hotels and timeshare properties. We also strive to update and improve the products and services we offer. We believe that by operating a number of hotels among our brands, we stay in direct touch with customers and react to changes in the marketplace more quickly than chains that rely exclusively on franchising.

The vacation ownership industry is one of the fastest growing segments in hospitality and is comprised of a number of highly competitive companies including several branded hotel companies. Since entering the timeshare industry in 1984, we have become a recognized leader in vacation ownership worldwide. Competition in the timeshare business is based primarily on the quality and location of timeshare resorts, the pricing of timeshare intervals and the availability of program benefits, such as exchange programs. We believe that our focus on offering distinct vacation experiences, combined with our financial strength, diverse market presence, strong brands and well-maintained properties, will enable us to remain competitive.

Marriott Rewards is a frequent guest program with nearly 20 million members and nine participating Marriott brands. The Marriott Rewards program yields repeat guest business by rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 24 participating airline programs. We believe that Marriott Rewards generates substantial repeat business that might otherwise go to competing hotels. In addition, the ability of Marriott Vacation Club International timeshare owners to convert unused intervals into Marriott Rewards points enhances the competitive position of our timeshare brand.

Synthetic Fuel

Our synthetic fuel operation consists of our minority ownership interest in four coal-based synthetic fuel production facilities, two of which are located at a coal mine in Saline County, Illinois and the remaining two are located at a coal mine in Jefferson County, Alabama. The operation creates a fuel that qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. This tax credit program expires on December 31, 2007. We held all of the ownership in the synthetic fuel business prior to June 21, 2003, when we completed a previously announced sale of an approximately 50 percent ownership interest in the operation.

At both of the locations, the synthetic fuel operation has entered into long-term site leases at sites that are adjacent to large underground mines as well as barge load-out facilities on navigable rivers. In addition, the synthetic fuel operation has entered into long-term fixed-price coal purchase agreements with the owners of the adjacent coal mines and long-term fixed-price synthetic fuel sales contracts with the Tennessee Valley Authority and with Alabama Power Company, two major utilities. These contracts ensure that the operation has long-term agreements to purchase coal and sell synthetic fuel, covering approximately 80 percent of the productive capacity of the facilities. From time to time, the synthetic fuel operation supplements these base contracts, as opportunities arise, by entering into short-term spot contracts to buy coal from other coal mines and sell synthetic fuel to these or different end users. The operation is slightly seasonal as the synthetic fuel is mainly burned to produce electricity and electricity use peaks in the Summer in the markets served by the synthetic fuel operation.

In addition, the synthetic fuel operation has entered into a long-term operations and maintenance agreement with an experienced manager of synthetic fuel facilities. This manager is responsible for staffing the facilities, operating and maintaining the machinery and conducting routine maintenance on behalf of the synthetic fuel operation.

Finally, the synthetic fuel operation has entered into a long-term license and binder supply agreement with Headwaters Incorporated, which permits the operation to utilize a carboxylated polystyrene copolymer emulsion patented by Headwaters and manufactured by Dow Chemical to facilitate converting the coal into a qualified synthetic fuel.

On November 7, 2003, the U.S. Internal Revenue Service issued private letter rulings to the synthetic fuel joint venture confirming that the synthetic fuel produced by the facilities is a “qualified fuel” under Section 29 of the Internal Revenue Code and that the resulting tax credit may be allocated among the members of the Synthetic Fuel joint venture.

Discontinued Operations

Marriott Senior Living Services

On December 17, 2002, we sold 12 senior living communities to CNL Retirement Properties, Inc. (“CNL”) for approximately $89 million in cash. We accounted for the sale under the full accrual method in accordance with Statement of Financial Accounting Standards (“FAS”) No. 66, and we recorded an after-tax loss of approximately $13 million. On December 30, 2002, we entered into definitive agreements to sell our senior living management business to Sunrise Senior Living, Inc. (Sunrise) and to sell nine senior living communities to CNL. We completed these sales to Sunrise and CNL in addition to the related sale of a parcel of land to Sunrise on March 28, 2003, for $266 million and recognized a gain, net of taxes, of $23 million.

Also, on December 30, 2002, we purchased 14 senior living communities for approximately $15 million in cash, plus the assumption of $227 million in debt, from an unrelated owner. We had previously agreed to provide a form of credit enhancement on the outstanding debt related to these communities. Management approved and committed to a plan to sell these communities within 12 months. As part of that plan, on March 31, 2003, we acquired all of the subordinated credit-enhanced mortgage securities relating to the 14 communities in a transaction in which we issued $46 million of unsecured Marriott International, Inc. notes, due April 2004. In the 2003 third quarter, we sold the 14 communities to CNL for approximately $184 million. We provided a $92 million acquisition loan to CNL in connection with the sale. Sunrise currently operates and will continue to operate the 14 communities under long-term management agreements. We accounted for the sale in accordance with FAS No. 66 and recorded a gain, net of taxes, of $1 million.

For the year ended January 3, 2003, we recorded an after-tax charge of $131 million associated with our agreement to sell our senior living management business.

As a result of the above transactions we now report this business in discontinued operations.

Marriott Distribution Services

Prior to its discontinuance, Marriott Distribution Services (MDS) was a United States limited-line distributor of food and related supplies to Marriott businesses and unrelated third parties. In the third quarter of 2002, we completed a strategic review of the Distribution Services business and decided to exit the business. As of January 3, 2003, through a combination of sale and transfer of nine facilities and the termination of all operations at four facilities, we completed our exit of the Distribution Services business. Accordingly, we now report this business in discontinued operations.

Employee Relations

At January 2, 2004, we had approximately 128,000 employees. Approximately 7,100 employees were represented by labor unions. We believe relations with our employees are positive.

Other Properties

In addition to the operating properties discussed above, we lease five office buildings with combined space of approximately 1,140,000 square feet in Bethesda, Maryland, Chevy Chase, Maryland and Orlando, Florida where our corporate, Ritz-Carlton and Marriott Vacation Club International headquarters are located, respectively.

We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements.

Internet Address and Company SEC Filings

Our internet address is www.marriott.com. On our website, we provide a link to our electronic SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing.

Executive Officers of the Registrant

See Item 10 on page 79 of this report for information about our executive officers.

ITEM 3.	LEGAL PROCEEDINGS

Current Proceedings

The CTF/HPI arbitration and litigation and the Strategic Hotel litigation are described under the caption heading “Litigation and Arbitration” in Footnote 19 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this annual report and are hereby incorporated by reference. We believe that the claims made against us in each of those proceedings are without merit, and we intend to vigorously defend against them. However, we cannot assure you as to the outcome of these lawsuits, nor can we currently estimate the range of potential losses to the Company.

From time to time we are also subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

Recently Terminated Proceedings

Senior Housing and Five Star litigation. The Company and Marriott Senior Living Services, Inc. (“SLS”) (which on March 28, 2003, became a subsidiary of Sunrise Senior Living) were parties to actions in the Circuit Court for Montgomery County, Maryland and the Superior Court for Middlesex County, Massachusetts both initiated on November 27, 2002 (the Massachusetts court subsequently dismissed the Massachusetts action on March 4, 2003). These actions related to 31 senior living communities that SLS operates for Senior Housing Properties Trust (“SNH”) and Five Star Quality Care, Inc. (“FVE”), and SNH/FVE’s attempt to terminate the operating agreements for these communities. In the fourth quarter of 2003, the parties entered into settlement discussions and on January 7, 2004, the parties settled the suit on terms not material to us. The parties expect to receive formal notice of dismissal from the Maryland court in the near future.

Whitehouse Hotel litigation. On April 7, 2003, Whitehouse Hotel Limited Partnership and WH Holdings, L.L.C., the owners of the New Orleans Ritz-Carlton Hotel, filed suit against us and The Ritz-Carlton Hotel Company, L.L.C. (“Ritz-Carlton”) in the Civil District Court for the Parish of New Orleans, Louisiana. On October 24, 2003 the parties settled the suit on terms not material to us and on November 3, 2003 the suit was dismissed with prejudice upon joint motion of the parties.

Shareholders Derivative Actions (also recently resolved)

On January 16, 2003, Daniel and Raizel Taubenfeld filed a shareholder’s derivative action in Delaware Chancery Court against each member of our Board of Directors and against Avendra LLC. The company was named as a nominal defendant. The individual defendants were accused of exposing the company to accusations and lawsuits which allege wrongdoing on the part of the company. The complaint alleged that, as a result, the company’s reputation had been damaged leading to business losses and the compelled renegotiation of some management contracts. The substantive allegations of the complaint were derived exclusively from prior press reports. The plaintiffs made no damage claim against us, nor did they assert any specific damage amount against the individual defendants. Both the directors and the Company moved to dismiss this action. The court granted that motion on October 28, 2003, dismissing the complaint with prejudice as to the named plaintiffs only.

On July 2, 2003, the Taubenfelds also initiated an action in Delaware Chancery Court pursuant to Section 220 of the Delaware General Corporation Law, to obtain access to certain of the Company’s books and records, which remains outstanding. Amalgamated Bank brought a similar shareholder action for access to books and records under Section 220 in Delaware Chancery Court on July 8, 2003. During the fourth quarter of 2003, we entered into separate settlement agreements with the Taubenfelds and with Amalgamated Bank pursuant to which we will produce a limited number of documents. Once confidentiality agreements are entered into, these two proceedings will also be dismissed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

The range of prices of our common stock and dividends declared per share for each quarterly period within the last two years are as follows:

		Stock Price		Dividends Declared Per Share
		High	Low
2002	First Quarter	$45.49	$34.60	$0.065
	Second Quarter	46.45	37.25	0.070
	Third Quarter	40.25	30.44	0.070
	Fourth Quarter	36.62	26.25	0.070

		Stock Price		Dividends Declared Per Share
		High	Low
2003	First Quarter	$34.89	$28.55	$0.070
	Second Quarter	40.44	31.23	0.075
	Third Quarter	41.59	37.66	0.075
	Fourth Quarter	47.20	40.04	0.075

At January 30, 2004, there were 230,054,286 shares of Class A Common Stock outstanding held by 47,202 shareholders of record. Our Class A Common Stock is traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and Philadelphia Stock Exchange. The year-end closing price for our stock was $34.28 on January 3, 2003 and $46.15 on January 2, 2004.

ITEM 6.	SELECTED HISTORICAL FINANCIAL DATA

The following table presents summary selected historical financial data for the Company derived from our financial statements as of and for the five fiscal years ended January 2, 2004.

Since the information in this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.

($ in millions, except per share data)	Fiscal Year [2]
	2003	2002	2001	2000	1999
Income Statement Data:
Revenues [1]	$9,014	$8,415	$7,768	$7,911	$7,026

Operating income [1]	377	321	420	762	621

Income from continuing operations	476	439	269	490	399
Discontinued operations	26	(162)	(33)	(11)	1

Net income	$502	$277	$236	$479	$400

Per Share Data:
Diluted earnings per share from continuing operations	$1.94	$1.74	$1.05	$1.93	$1.51
Diluted earnings (loss) per share from discontinued operations	.11	(.64)	(.13)	(.04)	—

Diluted earnings per share	$2.05	$1.10	$.92	$1.89	$1.51

Cash dividends declared per share	.295	.275	.255	.235	.215
Balance Sheet Data (at end of year):
Total assets	$8,177	$8,296	$9,107	$8,237	$7,324
Long-term debt [1]	1,391	1,553	2,708	1,908	1,570
Shareholders’ equity	3,838	3,573	3,478	3,267	2,908
Other Data:
Base management fees [1]	388	379	372	383	352
Incentive management fees [1]	109	162	202	316	268
Franchise fees [1]	245	232	220	208	180

[1]	Balances reflect our Senior Living Services and Distribution Services businesses as discontinued operations.

[2]	All fiscal years included 52 weeks, except for 2002, which included 53 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS AND OVERVIEW

We are a worldwide operator and franchisor of 2,718 hotels and related facilities. Our operations are grouped into five business segments, Full-Service Lodging, Select-Service Lodging, Extended-Stay Lodging, Timeshare and Synthetic Fuel. In our Lodging business, we operate, develop and franchise under 14 separate brand names in 68 countries. We also operate and develop Marriott timeshare properties under four separate brand names.

We earn base, incentive and franchise fees based upon the terms of our management and franchise agreements. Revenues are also generated from the following sources associated with our timeshare business: (1) selling timeshare intervals, (2) operating the resorts, and (3) financing customer purchases of timesharing intervals. In addition, we earn revenues and generate tax credits from our Synthetic Fuel joint venture.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, and interest income. With the exception of our Synthetic Fuel segment, we do not allocate income taxes to our segments. As timeshare note sales are an integral part of the timeshare business, we include timeshare note sale gains in our timeshare segment results and we allocate other gains as well as equity income (losses) from our joint ventures to each of our segments.

This historically challenging time in the lodging industry has demonstrated Marriott International’s resilience, the strength of our business model, superior brands, strong management team and dedicated associates. We are optimistic about a stronger business climate in 2004. And with the final disposition of our senior living and distribution services businesses in 2003, we look forward to operating as a focused lodging and timeshare company for the first time in our 76-year history. In 2003, we grew productivity at the hotel level leveraging our buying power and systems. Greater integration of sophisticated scheduling systems reduced hours worked per occupied room by over 10 percent in 2003 over 2000 levels for participating hotels. In addition, food and supply costs were reduced due to greater participation in our centralized procurement and accounts payable systems. By pooling risk among our managed hotel portfolio, we continued to purchase insurance at a lower cost than any property could purchase alone.

By the end of 2003, we had high-speed internet access available in approximately 1,400 hotels, far outpacing our competition. We also introduced wireless internet access in lobbies, meeting rooms and public spaces in over 900 hotels in the U.S. during the year.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for fiscal years ended January 2, 2004, January 3, 2003 and December 28, 2001.

Continuing Operations

Revenues

($ in millions)

	2003	2002	2001
Full-Service	$5,876	$5,508	$5,260
Select-Service	1,000	967	864
Extended-Stay	557	600	635
Timeshare	1,279	1,147	1,009

Total lodging	8,712	8,222	7,768
Synthetic fuel	302	193	—

	$9,014	$8,415	$7,768

Income from Continuing Operations

($ in millions)	2003	2002	2001

Full-Service	$407	$397	$294
Select-Service	99	130	145
Extended-Stay	47	(3)	55
Timeshare	149	183	147

Total lodging financial results (pretax)	702	707	641
Synthetic fuel (after tax)	96	74	—
Unallocated corporate expenses	(132)	(126)	(157)
Interest income, provision for loan losses and interest expense	12	24	(63)
Income taxes (excluding Synthetic fuel)	(202)	(240)	(152)

	$476	$439	$269

2003 Compared to 2002

Revenues from continuing operations increased 7 percent to $9 billion in 2003 reflecting revenue from new lodging properties, partially offset by lower demand for hotel rooms and consequently lower fees to us.

Income from continuing operations, net of taxes, increased 8 percent to $476 million, and diluted earnings per share from continuing operations advanced 11 percent to $1.94. Synthetic Fuel operations contributed $96 million in 2003 compared to $74 million in 2002. Our lodging financial results declined $5 million, to $702 million in 2003. The comparisons from 2002 benefit from the $50 million pretax charge to write-down acquisition goodwill for ExecuStay in 2002, offset by the $44 million pretax gain on the sale of our investment in Interval International in 2002, and further benefit from our 2003 receipt of a $36 million insurance settlement for lost management fees associated with the New York Marriott World Trade Center hotel, which was destroyed in the 2001 terrorist attacks.

2002 Compared to 2001

Revenues from continuing operations increased 8 percent to $8.4 billion in 2002 reflecting the sales of our new Synthetic Fuel operation and revenue from new lodging properties, partially offset by a slowdown in the economy and the resulting decline in lodging demand.

Income from continuing operations, net of taxes, increased 63 percent to $439 million, and diluted earnings per share from continuing operations advanced 66 percent to $1.74. Income from continuing operations reflected $74 million associated with our synthetic fuel operation, the results also reflected a $44 million pretax 2002 gain on the sale of our investment in Interval International, offset by the $50 million pretax 2002 charge to write-down the acquisition goodwill for ExecuStay and the decreased 2002 demand for hotel rooms and executive apartments. The comparisons to 2001 include the impact of the $204 million pretax restructuring and other charges that we recorded against continuing operations in the fourth quarter of 2001.

Operating Income

2003 Compared to 2002

Operating income increased 17 percent to $377 million in 2003. The favorable comparisons to 2002 include the impact of the $50 million write-down of goodwill recorded in 2002 associated with our ExecuStay business, the 2003 receipt of $36 million of insurance proceeds associated with lost management fees resulting from the destruction of the Marriott World Trade Center hotel and lower 2003 operating losses from our Synthetic Fuel operation. In 2003, our Synthetic Fuel business generated operating losses of $104 million, compared to $134 million in 2002. Operating income in 2003 was hurt by $53 million of lower incentive fees, which resulted from the weak operating environment in domestic lodging.

2002 Compared to 2001

Operating income decreased 24 percent to $321 million largely as a result of the $50 million write-down of goodwill associated with our ExecuStay business. In addition, we recorded $134 million of operating losses associated with our Synthetic Fuel operation, which commenced operations in 2002. The comparisons to 2001 are impacted by the $155 million restructuring and other charges recorded against operating income in 2001 and a $40 million reduction in incentive fees resulting from the decline in hotel demand.

Marriott Lodging

We consider lodging revenues and lodging financial results to be meaningful indicators of our performance because they measure our growth in profitability as a lodging company and enable investors to compare the sales and results of our lodging operations to those of other lodging companies.

2003 Compared to 2002

Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported financial results of $702 million in 2003, compared to $707 million in 2002 and revenues of $8,712 million in 2003, a 6 percent increase, compared to revenues of $8,222 million in 2002. The lodging revenue and financial results include the receipt of a $36 million insurance settlement for lost revenues associated with the New York World Trade Center hotel. Our revenues from base management fees totaled $388 million, an increase of 2 percent, reflecting 3 percent growth in the number of managed rooms and a 1.9 percent decline in REVPAR for our North American managed hotels. Incentive management fees were $109 million, a decline of 33 percent, reflecting the decline in REVPAR as well as lower property level house profit. House profit margins declined 2.7 percentage points, largely due to lower average room rates, higher wages, insurance and utility costs, and lower telephone profits, offset by continued productivity improvements. Franchise fees totaled $245 million, an increase of 6 percent. The comparison to 2002 includes the impact of the $50 million pretax write-down of ExecuStay goodwill recorded in 2002, partially offset by a $44 million pretax gain related to the sale of our investment in Interval International.

2002 Compared to 2001

Lodging financial results increased 10 percent to $707 million, and revenues increased 6 percent to $8,222 million. Results reflected a $44 million pretax gain related to the sale of our investment in Interval International, a timeshare exchange company, and increased revenue associated with new properties partially offset by lower fees due to the decline in demand for hotel rooms. Our revenues from base management fees totaled $379 million, an increase of 2 percent. Franchise fees totaled $232 million, an increase of 5 percent and incentive management fees were $162 million, a decline of 20 percent. The $50 million write-down of acquisition goodwill associated with our executive housing business, ExecuStay, reduced Lodging results in 2002. The 2002 comparisons are also impacted by $115 million restructuring costs and other charges recorded against lodging results in 2001.

Lodging Development

Marriott Lodging opened 185 properties totaling over 31,000 rooms across its brands in 2003, while 24 hotels (approximately 4,000 rooms) exited the system. Highlights of the year included:

•	We converted 72 properties (10,050 rooms), or 32 percent of our total room additions for the year from other brands.

•	We opened approximately 35 percent of new rooms outside the United States.

•	We added 97 properties (11,900 rooms) to our Select-Service and Extended-Stay brands.

•	We opened six new Marriott Vacation Club International properties in Hawaii, Spain, France, London, Florida and South Carolina.

At year-end 2003, we had over 300 hotel properties and approximately 50,000 rooms under construction, awaiting conversion, or approved for development. We expect to open over 175 hotels and timeshare resorts (approximately 25,000 to 30,000 rooms) in 2004. These growth plans are subject to numerous risks and uncertainties, many of which are outside our control. See “Forward-Looking Statements” above and “Liquidity and Capital Resources” below.

REVPAR

We consider Revenue per Available Room (REVPAR) to be a meaningful indicator of our performance because it measures the period over period change in room revenues for comparable properties. We calculate REVPAR by dividing room sales for comparable properties by room nights available to guests for the period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following table shows occupancy, average daily rate and REVPAR for each of our comparable principal established brands. We have not presented statistics for company-operated North American Fairfield Inn and SpringHill Suites properties here (or in the comparable information for the prior years presented later in this report) because we operate only a small number of properties as both these brands are predominantly franchised and such information would not be meaningful for those brands (identified as “nm” in the tables below). Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties. Systemwide International statistics by region are based on comparable worldwide units, excluding North America.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	2003	Change vs. 2002		2003	Change vs. 2002
Marriott Hotels & Resorts (1)
Occupancy	69.3%	-0.5	% pts.	67.6%	-0.4	% pts.
Average daily rate	$135.42	-2.1%		$128.53	-1.8%
REVPAR	$93.81	-2.8%		$86.87	-2.4%

The Ritz-Carlton (2)
Occupancy	65.7%	1.1	% pts.	65.7%	1.1	% pts.
Average daily rate	$231.12	-0.8%		$231.12	-0.8%
REVPAR	$151.85	1.0%		$151.85	1.0%

Renaissance Hotels & Resorts
Occupancy	65.8%	0.9	% pts.	65.3%	1.5	% pts.
Average daily rate	$132.12	-1.8%		$123.97	-2.2%
REVPAR	$86.99	-0.4%		$80.92	0.1%

Composite – Full-Service (3)
Occupancy	68.4%	-0.1	% pts.	67.1%	0.0	% pts.
Average daily rate	$144.17	-1.6%		$134.92	-1.6%
REVPAR	$98.65	-1.8%		$90.57	-1.6%

Courtyard
Occupancy	67.6%	-1.0	% pts.	68.5%	-0.6	% pts.
Average daily rate	$93.16	-1.2%		$92.90	-0.6%
REVPAR	$63.01	-2.7%		$63.65	-1.4%

Fairfield Inn
Occupancy	nm	nm		64.1%	-0.3	% pts.
Average daily rate	nm	nm		$64.28	0.2%
REVPAR	nm	nm		$41.22	-0.4%

SpringHill Suites
Occupancy	nm	nm		68.4%	1.3	% pts.
Average daily rate	nm	nm		$80.38	1.3%
REVPAR	nm	nm		$54.94	3.2%

Residence Inn
Occupancy	77.0%	-0.3	% pts.	76.2%	0.2	% pts.
Average daily rate	$94.94	-1.9%		$93.85	-1.4%
REVPAR	$73.09	-2.3%		$71.47	-1.1%

TownePlace Suites
Occupancy	70.3%	-2.0	% pts.	70.9%	0.0	% pts.
Average daily rate	$63.24	1.8%		$63.34	-0.2%
REVPAR	$44.48	-1.0%		$44.89	-0.1%

Composite – Select-Service & Extended-Stay (4)
Occupancy	70.0%	-0.8	% pts.	69.2%	-0.2	% pts.
Average daily rate	$90.98	-1.1%		$83.70	-0.6%
REVPAR	$63.64	-2.2%		$57.95	-0.8%

Composite – All (5)
Occupancy	69.0%	-0.4	% pts.	68.3%	-0.1	% pts.
Average daily rate	$124.45	-1.4%		$105.86	-1.1%
REVPAR	$85.85	-1.9%		$72.31	-1.3%

[1]	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.

[2]	Statistics for The Ritz-Carlton are for January through December.

[3]	Full-Service composite statistics include the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.

[4]	Select-Service and Extended-Stay composite statistics include the Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

[5]	Composite statistics – All include the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

For North American properties (except for The Ritz-Carlton as noted on the previous page), the occupancy, average daily rate and REVPAR statistics used throughout this report for the fiscal year ended January 2, 2004, include the period from January 4, 2003 through January 2, 2004, while the statistics for the fiscal year ended January 3, 2003, include the period from December 29, 2001 through January 3, 2003.

The following table shows occupancy, average daily rate and REVPAR for international properties by region.

	Comparable Company-Operated International Properties (1)			Comparable Systemwide International Properties (1)
	Year Ended December 31, 2003	Change vs. 2002		Year Ended December 31, 2003	Change vs. 2002
Caribbean & Latin America
Occupancy	67.5%	4.2	% pts.	65.3%	3.8	% pts.
Average daily rate	$126.45	2.7%		$121.64	2.2%
REVPAR	$85.32	9.5%		$79.49	8.5%

Continental Europe
Occupancy	67.9%	0.3	% pts.	64.9%	0.3	% pts.
Average daily rate	$117.79	-5.4%		$119.40	-4.0%
REVPAR	$79.92	-4.9%		$77.50	-3.5%

United Kingdom
Occupancy	76.6%	-0.7	% pts.	72.3%	-0.8	% pts.
Average daily rate	$148.14	-1.5%		$125.44	-3.2%
REVPAR	$113.48	-2.4%		$90.71	-4.2%

Middle East & Africa
Occupancy	66.5%	0.4	% pts.	64.3%	0.6	% pts.
Average daily rate	$71.39	14.9%		$71.58	14.6%
REVPAR	$47.49	15.7%		$46.00	15.8%

Asia Pacific (2)
Occupancy	65.5%	-6.7	% pts.	67.8%	-5.3	% pts.
Average daily rate	$85.25	-1.4%		$93.13	0.5%
REVPAR	$55.86	-10.5%		$63.10	-6.8%

Composite International (3)
Occupancy	67.6%	-1.3	% pts.	67.5%	-1.0	% pts.
Average daily rate	$109.62	0.1%		$112.14	0.0%
REVPAR	$74.14	-1.8%		$75.69	-1.5%

[1]	The comparison to 2002 is on a currency neutral basis and includes results for January through December.

[2]	Excludes Hawaii.

[3]	Includes Hawaii.

The following table shows occupancy, average daily rate and REVPAR for each of our principal established brands for 2002 compared to 2001.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	2002	Change vs. 2001		2002	Change vs. 2001
Marriott Hotels & Resorts (1)
Occupancy	70.1%	0.0	% pts.	68.4%	0.3	% pts.
Average daily rate	$137.28	-4.8%		$130.65	-4.8%
REVPAR	$96.25	-4.8%		$89.30	-4.4%

The Ritz-Carlton (2)
Occupancy	66.1%	0.6	% pts.	66.1%	0.6	% pts.
Average daily rate	$233.40	-5.2%		$233.40	-5.2%
REVPAR	$154.21	-4.3%		$154.21	-4.3%

Renaissance Hotels & Resorts
Occupancy	65.1%	-0.9	% pts.	63.6%	-0.5	% pts.
Average daily rate	$131.77	-3.2%		$123.43	-3.0%
REVPAR	$85.80	-4.5%		$78.56	-3.8%
Composite – Full-Service (3)
Occupancy	69.1%	-0.1	% pts.	67.6%	0.2	% pts.
Average daily rate	$144.07	-4.7%		$135.57	-4.6%
REVPAR	$99.51	-4.8%		$91.59	-4.4%

Courtyard
Occupancy	69.1%	-2.1	% pts.	69.7%	-1.2	% pts.
Average daily rate	$94.47	-5.1%		$93.41	-4.3%
REVPAR	$65.26	-7.9%		$65.13	-5.9%

Fairfield Inn
Occupancy	nm	nm		66.0%	-0.3	% pts.
Average daily rate	nm	nm		$64.48	-0.8%
REVPAR	nm	nm		$42.59	-1.3%

SpringHill Suites
Occupancy	nm	nm		68.2%	1.6	% pts.
Average daily rate	nm	nm		$77.96	-2.5%
REVPAR	nm	nm		$53.14	-0.2%

Residence Inn
Occupancy	76.9%	-0.6	% pts.	76.8%	-0.5	% pts.
Average daily rate	$97.36	-7.2%		$95.68	-5.6%
REVPAR	$74.87	-7.9%		$73.47	-6.2%

TownePlace Suites
Occupancy	73.4%	0.2	% pts.	72.4%	2.0	% pts.
Average daily rate	$62.78	-6.8%		$63.28	-4.9%
REVPAR	$46.08	-6.5%		$45.80	-2.3%

Composite – Select-Service & Extended-Stay (4)
Occupancy	71.5%	-1.5	% pts.	70.8%	-0.5	% pts.
Average daily rate	$93.16	-5.9%		$85.92	-4.3%
REVPAR	$66.65	-7.8%		$60.86	-5.0%

Composite – All (5)
Occupancy	70.1%	-0.6	% pts.	69.4%	-0.2	% pts.
Average daily rate	$123.43	-4.9%		$107.58	-4.4%
REVPAR	$86.47	-5.7%		$74.62	-4.7%

[1]	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.

[2]	Statistics for The Ritz-Carlton are for January through December.

[3]	Full-Service composite statistics include the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.

[4]	Select-Service and Extended-Stay composite statistics include the Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

[5]	Composite statistics – All include the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

For North American properties (except for The Ritz-Carlton as noted on the previous page), the occupancy, average daily rate and REVPAR statistics used throughout this report for the fiscal year ended January 3, 2003 include the period from December 29, 2001 through January 3, 2003, while the statistics for the fiscal year ended December 28, 2001 include the period from December 30, 2000 through December 28, 2001.

Occupancy, average daily rate, and REVPAR by region for international properties are shown in the following table.

	Comparable Company-Operated International Properties (1)			Comparable Systemwide International Properties (1)
	Year Ended December 31, 2002	Change vs. 2001		Year Ended December 31, 2002	Change vs. 2001
Caribbean & Latin America
Occupancy	66.3%	-0.6	% pts.	63.5%	-1.0	% pts.
Average daily rate	$129.33	-1.2%		$124.25	-2.6%
REVPAR	$85.73	-2.2%		$78.87	-4.1%

Continental Europe
Occupancy	67.1%	0.4	% pts.	64.2%	-0.3	% pts.
Average daily rate	$106.82	-2.3%		$108.58	-1.0%
REVPAR	$71.71	-1.7%		$69.67	-1.4%

United Kingdom
Occupancy	77.3%	2.9	% pts.	74.0%	1.6	% pts.
Average daily rate	$139.98	-0.3%		$123.59	-3.0%
REVPAR	$107.50	3.6%		$91.43	-0.8%

Middle East & Africa
Occupancy	66.2%	5.4	% pts.	66.2%	5.4	% pts.
Average daily rate	$72.84	-6.3%		$72.84	-6.3%
REVPAR	$48.19	2.0%		$48.19	2.0%

Asia Pacific (2)
Occupancy	72.8%	4.8	% pts.	73.5%	4.2	% pts.
Average daily rate	$81.13	-0.8%		$87.35	-0.7%
REVPAR	$59.08	6.2%		$64.17	5.2%

Composite International (3)
Occupancy	69.7%	2.9	% pts.	69.1%	2.3	% pts.
Average daily rate	$101.81	-2.0%		$105.22	-2.2%
REVPAR	$70.95	2.2%		$72.71	1.1%

[1]	The comparison to 2001 is on a currency neutral basis and includes results for January through December.

[2]	Excludes Hawaii.

[3]	Includes Hawaii.

Full-Service Lodging				Annual Change
($ in millions)	2003	2002	2001	2003/2002	2002/2001
Revenues	$5,876	$5,508	$5,260	7%	5%

Segment results	$407	$397	$294	3%	35%

2003 Compared to 2002

Full-Service Lodging, which includes the Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts brands, had revenues of $5,876 million, a 7 percent increase over prior year, and segment results of $407 million compared to $397 million in 2002. The 3 percent increase in results includes the $36 million insurance payment received for lost management fees in connection with the loss of the New York Marriott World Trade Center hotel in the September 11, 2001 terrorist attacks. The 2003 results also reflect an $18 million increase in base management and franchise fees, largely due to the growth in the number of rooms. Across our Full-Service Lodging segment, we added 88 hotels (18,000 rooms) and deflagged 15 hotels (3,000 rooms). We typically earn incentive fees only after a managed hotel achieves a minimum level of owner profitability. As a result, lower revenue and lower property-level margins have reduced the number of hotels from which we earn incentive management fees. As a result, full-service incentive fees declined $41 million in 2003.

REVPAR for Full-Service Lodging North American systemwide hotels declined 1.6 percent to $90.57. Occupancy for these hotels was flat at 67.1 percent, while average room rates declined 1.6 percent to $134.92. REVPAR for our International systemwide hotels declined 1.5 percent. Occupancy declined 1 percentage point, while average room rates remained flat at $112.14.

Our international operations increased 9 percent to $102 million, reflecting $21 million of gains associated with the sale of our interests in three joint ventures and favorable foreign exchange rates, partially offset by an $8 million charge for guarantee fundings related to a hotel in Istanbul, a $7 million charge to write-down our investment in a joint venture that sold a hotel at a loss in January 2004, and the impact of the war and Severe Acute Respiratory Syndrome (SARS) on international travel earlier in the year.

2002 Compared to 2001

Full-Service Lodging had revenues of $5,508 million, a 5 percent increase over prior year, and segment results of $397 million, an increase of 35 percent. The comparison reflects $84 million of restructuring and other charges recorded in the fourth quarter of 2001. The 2002 results also reflect a $9 million increase in base management fees, largely due to the growth in the number of managed rooms. Franchise fees decreased $6 million primarily as a result of the transfer of the Ramada license agreements to the joint venture formed with Cendant Corporation. In 2001, we had franchise revenue associated with the Ramada license agreements, while in 2002 we had equity in earnings of the joint venture, the impact of the change in the Ramada structure was partially offset by higher franchise fees resulting from the growth in the number of franchised rooms. Across our Full-Service Lodging segment, we added 60 hotels (15,000 rooms) and deflagged 12 hotels (3,300 rooms). Full-Service incentive fees were down $27 million due to the decline in the number of properties from which we earn incentive fees.

REVPAR for Full-Service Lodging North American systemwide hotels declined 4.4 percent. Occupancy for these hotels was up slightly to 67.6 percent, while the average room rates declined 4.6 percent.

International lodging reported an increase in the results of operations, reflecting the impact of the increase in travel in Asia and the United Kingdom. The favorable comparison also reflects the restructuring and other charges recorded in the fourth quarter of 2001.

Select-Service Lodging				Annual Change
($ in millions)	2003	2002	2001	2003/2002	2002/2001
Revenues	$1,000	$967	$864	3%	12%

Segment results	$99	$130	$145	-24%	-10%

2003 Compared to 2002

Select-Service Lodging, which includes the Courtyard, Fairfield Inn and SpringHill Suites brands, had revenues of $1 billion, a 3 percent increase over the prior year, and segment results of $99 million compared to $130 million in 2002. The $31 million decrease reflects the impact of a $12 million reduction in base and incentive management fees, partially offset by a $3 million increase in franchise fees. The results also include $12 million of higher equity losses primarily from our Courtyard joint venture, formed in 2000, which owns 120 Courtyard hotels.

In 2003, across our Select-Service Lodging segment, we added 66 hotels (8,000 rooms) and deflagged four hotels (700 rooms). Over 90 percent of the gross room additions were franchised.

2002 Compared to 2001

Select-Service Lodging had revenues of $967 million, a 12 percent increase compared to the prior year, and segment results of $130 million compared to $145 million in 2002. The comparison to 2001 reflects $13 million of restructuring and other charges recorded in the fourth quarter of 2001. The $15 million decrease in segment results reflects the impact of an $11 million reduction in base and incentive management fees, offset by a $13 million increase in franchise fees. The results also include $8 million of equity losses in 2002 compared to earnings of $5 million in 2001, primarily related to our Courtyard joint ventures.

In 2002, across our Select-Service Lodging segment, we added 80 hotels (10,600 rooms) and deflagged 9 hotels (1,100 rooms). Eighty-two percent of the gross room additions were franchised.

Extended-Stay Lodging				Annual Change
($ in millions)	2003	2002	2001	2003/2002	2002/2001
Revenues	$557	$600	$635	-7%	-6%

Segment results	$47	$(3)	$55	nm	nm

2003 Compared to 2002

Extended-Stay Lodging, which includes the Residence Inn, TownePlace Suites, Marriott Executive Apartments and Marriott ExecuStay brands, had revenues of $557 million, a decrease of 7 percent, and segment results of $47 million compared to an operating loss of $3 million in 2002. In 2002, we recorded a $50 million charge to write-down the acquisition goodwill for ExecuStay. Our base and incentive management fees decreased $7 million and our franchise fees increased $6 million.

In 2003 we added 31 hotels (3,800 rooms) across our Extended-Stay Lodging segment. Over 80 percent of the gross room additions were franchised. We deflagged one property (100 rooms), and we decreased our ExecuStay brand by 1,300 units.

2002 Compared to 2001

Extended-Stay Lodging had revenues of $600 million, a decrease of 6 percent, and an operating loss of $3 million compared to income of $55 million in 2001. In 2002, we recorded a $50 million charge to write-down the acquisition goodwill for ExecuStay. Our base and incentive management fees decreased $7 million, and our franchise fees increased $5 million. The comparisons to 2001 were also impacted by $16 million of restructuring and other charges recorded in the fourth quarter of 2001.

In 2002, across our Extended-Stay Lodging segment, we added 44 hotels (5,400 rooms). Over 80 percent of the gross room additions were franchised. We deflagged three properties (300 rooms), and we decreased our ExecuStay brand by 1,800 units.

Timeshare				Annual Change
($ in millions)	2003	2002	2001	2003/2002	2002/2001
Revenues	$1,279	$1,147	$1,009	12%	14%

Segment results	$149	$183	$147	-19%	24%

2003 Compared to 2002

The results of our Timeshare segment (Marriott Vacation Club International, Horizons by Marriott Vacation Club International, The Ritz-Carlton Club and Marriott Grand Residence Club) decreased 19 percent to $149 million, while revenues increased 12 percent. Note sale gains in 2003 were $64 million compared to $60 million in 2002. Contract sales increased 16 percent and were strong at timeshare resorts in the Caribbean, Hawaii, and South Carolina and soft in Lake Tahoe, Orlando and Williamsburg. The comparison to 2002 reflects the $44 million gain in 2002 on the sale of our investment in Interval International. Timeshare revenues of $1,279 million and $1,147 million, in 2003 and 2002, respectively, includes interval sales, base management fees and cost reimbursements.

2002 Compared to 2001

The financial results of our Timeshare segment increased 24 percent to $183 million, reflecting a 14 percent increase in revenues, note sale gains in 2002 of $60 million compared to $40 million in 2001, and a gain of $44 million related to the sale of our investment in Interval International, partially offset by lower development profits and higher depreciation on systems for customer support. Contract sales increased 5 percent.

Synthetic Fuel

In October 2001, we acquired four coal-based synthetic fuel production facilities (the “Facilities”) for $46 million in cash. The synthetic fuel produced at the Facilities through 2007 qualifies for tax credits based on Section 29 of the Internal Revenue Code (credits are not available for fuel produced after 2007). We began operating these Facilities in the first quarter of 2002. Operation of the Facilities, together with the benefit arising from the tax credits, has been, and we expect will continue to be, significantly accretive to our net income. Our synthetic fuel operation generated net income of $96 million and $74 million in fiscal years 2003 and 2002, respectively. Although the Facilities produce significant losses, these losses are more than offset by the tax credits generated under Section 29, which reduce our income tax expense. In fiscal year 2003, our synthetic fuel operation reflected sales of $302 million, equity income of $10 million and an operating loss of $104 million, resulting in a tax benefit of $245 million, including tax credits of $211 million, offset by minority interest expense of $55 million.

On June 21, 2003, we completed the previously announced sale of an approximately 50 percent ownership interest in the synthetic fuel operation. We received cash and promissory notes totaling $25 million at closing, and we are receiving additional profits that we expect will continue over the life of the venture based on the actual amount of tax credits allocated to the purchaser. We earned $56 million of such additional profits in 2003. Certain post closing conditions, including our receipt of satisfactory private letter rulings from the Internal Revenue Service, were satisfied during the fourth quarter. Those rulings confirm, among other things, both that the process used by our synthetic fuel operations produces a “qualified fuel” as required by Section 29 of the Internal Revenue Code and the validity of the joint venture ownership structure with the 50 percent purchaser. After reviewing the private letter rulings, the purchaser informed us in writing that it would not be exercising a one-time “put option,” which would potentially have allowed it to return its ownership interest to us if satisfactory rulings had not been obtained prior to December 15, 2003.

As a result of the put option, we continued to consolidate the synthetic fuel operation through November 6, 2003. Effective November 7, 2003, because the put option was voided, we account for the Synthetic Fuel joint venture using the equity method of accounting. The $24 million of additional profits we received from the joint venture partner beginning November 7, 2003, along with our share of the equity in losses of the synthetic fuel joint venture, are reflected in the income statement under Equity in earnings/(losses) from synthetic fuel. The additional profits earned prior to November 7, 2003, along with the revenue generated from the previously consolidated synthetic fuel joint venture, are included in synthetic fuel revenue in the income statement.

We will continue to record the benefit of our share of the tax credits in our financial statements as a reduction of our tax provision. Going forward, we expect net income will continue to benefit from our participation in the joint venture because of the subsequent tax benefits and credits, as well as the earn-out payments from our venture partner; however, the ultimate impact will depend on the production levels of the synthetic fuel operation and is directly tied to the amount of coal produced.

General, Administrative and Other Expenses

2003 Compared to 2002

General, administrative and other expenses increased $13 million in 2003 to $523 million, reflecting higher litigation expenses related to two continuing and previously disclosed lawsuits, partially offset by the impact of the additional week in 2002 (our 2002 fiscal year included 53 weeks compared to 52 weeks in 2003). The expenses also reflect foreign exchange gains of $7 million, compared to losses of $6 million in 2002.

2002 Compared to 2001

General, administrative and other expenses decreased $145 million in 2002 to $510 million, primarily reflecting the following: (i) 2002 items, including a $9 million reserve recorded in connection with a lawsuit involving the sale of a hotel previously managed by us, $3 million of higher litigation expenses, and $9 million of lower expenses associated with our deferred compensation plan; (ii) 2001 items, including $155 million of restructuring costs and other charges recorded in the fourth quarter of 2001 associated with the downturn in the economy and the impact of the September 11, 2001 attacks, $13 million related to the write-down of two investments in technology partners; $29 million of goodwill amortization expense (in accordance with FAS No. 142, we ceased amortizing goodwill in 2002) $11 million in gains from the sale of affordable housing investments and the reversal of a $10 million insurance reserve related to a lawsuit at one of our hotels.

Gains and Other Income

The following table shows our gains and other income for the fiscal years ended January 2, 2004, January 3, 2003 and December 28, 2001.

($ in millions)	2003	2002	2001
Timeshare note sale gains	$64	$60	$40
Gains on sale of real estate	21	28	38
Gains on sales of three international joint ventures	21	—	—
Gain on sale of investment in Interval International	—	44	—

	$106	$132	$78

Interest Expense

2003 Compared to 2002

Interest expense increased $24 million to $110 million reflecting interest on the mortgage debt assumed in the fourth quarter of 2002 associated with the acquisition of 14 senior living communities, and lower capitalized interest resulting from fewer projects under construction, primarily related to our timeshare segment. In the fourth quarter of 2003, $234 million of senior debt was repaid. The weighted average interest rate on the repaid debt was 7 percent.

2002 Compared to 2001

Interest expense decreased $23 million to $86 million, reflecting the decrease in borrowing and interest rates, partially offset by lower capitalized interest.

Interest Income and Income Tax

2003 Compared to 2002

Interest income increased $7 million (6 percent) to $129 million. The provision for loan losses for 2003 was $7 million and includes $15 million of reserves for loans deemed uncollectible at six hotels, offset by the reversal of $8 million of reserves no longer deemed necessary.

Income from continuing operations before income taxes and minority interest generated a tax benefit of $43 million in 2003, compared to a tax provision of $32 million in 2002. The difference is primarily attributable to the impact of our Synthetic Fuel operation, which generated a tax benefit and tax credits of $245 million in 2003, compared to $208 million in 2002. Excluding the impact of our Synthetic Fuel operation, our pretax income was lower in 2003, which also contributed to the favorable tax impact.

Our effective tax rate for discontinued operations increased from 15.7 percent to 39 percent due to the impact of the taxes in 2002 associated with the sale of stock in connection with the disposal of our Senior Living Services business.

2002 Compared to 2001

Interest income increased $28 million to $122 million, before reflecting reserves of $12 million for loans deemed uncollectible at four hotels. The increase in interest income was favorably impacted by amounts recognized that were previously deemed uncollectible. The comparison to 2001 also reflects a $6 million charge for expected guarantee fundings recorded against interest income in the fourth quarter of 2001.

Our effective income tax rate for continuing operations decreased to approximately 6.8 percent in 2002 from 36.1 percent in 2001, primarily due to the impact of our Synthetic Fuel operation which generated a tax benefit and tax credits of $208 million. Our effective tax rate for discontinued operations decreased from 35.4 percent to 15.7 percent due to the impact of the taxes associated with the sale of stock in connection with the disposal of our Senior Living Services business.

DISCONTINUED OPERATIONS

Senior Living Services

In December 2001, management approved and committed to a plan to exit the companion living concept of senior living services and sell the related properties within the next 12 months. We recorded an impairment charge of $60 million to adjust the carrying value of the properties to their estimated fair value for the year ended December 28, 2001. On October 1, 2002, we completed the sale of these properties for $62 million, which exceeded our previous estimate of fair value by $11 million. We included the $11 million gain in discontinued operations for the year ended January 3, 2003.

In the second quarter of 2002, we sold five senior living communities for $59 million. We ceased operating these communities under our previously existing long-term management agreements. We accounted for these sales under the full accrual method in accordance with FAS No. 66. We continue to provide an operating profit guarantee to the buyer, and fundings under that guarantee are applied against the initial deferred gain of $6 million. As of January 2, 2004, the remaining deferred gain was $3 million.

On December 17, 2002, we sold 12 senior living communities to CNL for approximately $89 million. We accounted for the sale under the full accrual method in accordance with FAS No. 66, and we recorded an after-tax loss of approximately $13 million. On December 30, 2002, we entered into a definitive agreement to sell our senior living management business to Sunrise Assisted Living, Inc. and to sell nine senior living communities to CNL. We completed the sales to Sunrise and CNL and a related sale of a parcel of land to Sunrise, in March 2003 for $266 million and recognized a gain, net of taxes, of $23 million.

On December 30, 2002, we purchased 14 senior living communities from an unrelated owner for approximately $15 million in cash, plus the assumption of $227 million in debt. We had previously agreed to provide a form of credit enhancement on the outstanding debt related to these communities. Management approved and committed to a plan to sell these communities within 12 months. As part of that plan, on March 31, 2003, we acquired all of the subordinated credit-enhanced mortgage securities relating to the 14 communities in a transaction in which we issued $46 million of unsecured Marriott International, Inc. notes, due April 2004. In the 2003 third quarter, we sold the 14 communities to CNL for approximately $184 million. We provided a $92 million acquisition loan to CNL in connection with the sale. Sunrise currently operates and will continue to operate the 14 communities under long-term management agreements. We recorded a gain, net of taxes, of $1 million.

For the year ended January 3, 2003, we had recorded an after-tax charge of $131 million associated with our agreement to sell our senior living management business. Accordingly, we report the operating results of our senior living segment in discontinued operations during the years ended January 2, 2004 and January 3, 2003 and the remaining assets and liabilities were classified as assets held for sale and liabilities of businesses held for sale, respectively, on the balance sheet at January 3, 2003.

Distribution Services

In the third quarter of 2002, we completed a previously announced strategic review of our Distribution Services business and decided to exit that business. We completed that exit during the fourth quarter of 2002 through a combination of transferring certain facilities, closing other facilities and other suitable arrangements. In the year ended January 3, 2003, we recognized a pretax charge of $65 million in connection with the decision to exit this business. The charge includes: (1) $15 million for payments to third parties to subsidize their assumption of, or in some cases to terminate, existing distribution or warehouse lease contracts; (2) $9 million for severance costs; (3) $10 million related to the adjusting of fixed assets to net realizable values; (4) $2 million related to inventory losses; (5) $15 million for losses on equipment leases; (6) $10 million for losses on warehouse leases; and

(7) $4 million of other associated charges. For the year ended January 2, 2004, we incurred exit costs, net of tax, of $2 million, primarily related to ongoing compensation costs associated with the wind down. We also reversed $2 million, net of tax, for previously estimated exit costs, which we deemed no longer necessary.

2001 Restructuring Costs and Other Charges

The Company experienced a significant decline in demand for hotel rooms in the aftermath of the September 11, 2001, attacks in New York and Washington and the subsequent dramatic downturn in the economy. This decline resulted in reduced management and franchise fees, cancellation of development projects, and anticipated losses under guarantees and loans. In 2001, we responded by implementing certain companywide cost-saving measures, although we did not significantly change the scope of our operations. As a result of our restructuring plan, in the fourth quarter of 2001, we recorded pretax restructuring costs of $62 million, including (1) $15 million in severance costs; (2) $19 million primarily associated with a loss on a sublease of excess space arising from the reduction in personnel; and (3) $28 million related to the write-off of capitalized costs relating to development projects no longer deemed viable. We also incurred $142 million of other charges including (1) $85 million related to reserves for guarantees and loan losses; (2) $12 million related to accounts receivable reserves; (3) $13 million related to the write-down of properties held for sale; and (4) $32 million related to the impairment of technology-related investments and other write-offs.

LIQUIDITY AND CAPITAL RESOURCES

We are party to two multicurrency revolving credit agreements that provide for aggregate borrowings of up to $2 billion, expiring in 2006 ($1.5 billion expiring in July and $500 million expiring in August), which support our commercial paper program and letters of credit. We entered into the $500 million facility during the third quarter of 2003, replacing a similar facility that would have expired in February 2004. At January 2, 2004, we had no loans outstanding under these facilities. Fluctuations in the availability of the commercial paper market do not affect our liquidity because of the flexibility provided by our credit facilities. Borrowings under these facilities bear interest at LIBOR plus a spread, based on our public debt rating. At January 2, 2004, our cash balances combined with our available borrowing capacity under the credit facilities amounted to approximately $2.1 billion. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements. We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We expect that part of our financing and liquidity needs will continue to be met through commercial paper borrowings and access to long-term committed credit facilities. If conditions in the lodging industry deteriorate, or if disruptions in the commercial paper market take place as they did in the immediate aftermath of September 11, 2001, we may be unable to place some or all of our commercial paper on a temporary or extended basis, and may have to rely more on borrowings under the credit facilities, which may carry a higher cost than commercial paper.

Cash from Operations

Cash from operations, depreciation expense and amortization expense for the last three fiscal years are presented in the following table:

($ in millions)	2003	2002	2001
Cash from operations	$421	$516	$403
Depreciation expense	132	145	142
Amortization expense	28	42	80

While our timeshare business generates strong operating cash flow, the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing affects annual amounts. We include timeshare interval sales we finance in cash from operations when we collect cash payments or the notes are sold for cash. The net operating activity from our timeshare business (which excludes the portion of net income from our timeshare business, as that number is a component of income from continuing operations) is shown in the following table:

($ in millions)	2003	2002	2001
Timeshare development, less the cost of sales	$(94)	$(102)	$(253)
New timeshare mortgages, net of collections	(284)	(280)	(320)
Note sale gains	(64)	(60)	(40)
Financially reportable sales, (in excess of) less than closed sales	(4)	(13)	53
Note sale proceeds	281	387	199
Net fees received for servicing notes	17	31	26
Other cash inflows (outflows)	37	(26)	(23)

Net cash outflows from timeshare activity	$(111)	$(63)	$(358)

In 2002, other cash flows from operating activities of $223 million included an adjustment for $186 million, related to the exit of our Senior Living Services and Distribution Services businesses, and an adjustment for $50 million, related to the impairment of goodwill of our ExecuStay brand.

In 2001, other cash flows from operating activities of $278 million included an adjustment for $248 million, related to non-cash restructuring and other charges.

Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) was $745 million in 2003, $551 million in 2002 and $701 million in 2001. We consider EBITDA to be an indicator of our operating performance because it can be used to measure our ability to service debt, fund capital expenditures and expand our business. However, EBITDA is a non-GAAP financial measure, and is not an alternative to net income, financial results, or any other operating measure prescribed by accounting principles generally accepted in the United States.

The reconciliation of net income to EBITDA is as follows:

($ in millions)	2003	2002	2001
Net income	$502	$277	$236
Interest expense	110	86	109
Tax (benefit) provision—continuing operations	(43)	32	152
Tax provision (benefit)—discontinued operations	16	(31)	(18)
Depreciation	132	145	142
Amortization	28	42	80

	$745	$551	$701

Reducing net income are losses associated with our synthetic fuel operations of $104 million and $134 million, respectively, for the years ended January 2, 2004 and January 3, 2003. Also effecting our 2003 net income is equity in earnings from Synthetic Fuel of $10 million and minority interest expense of $55 million. The Synthetic Fuel operating losses include depreciation expense of

$8 million for both the years ended January 2, 2004 and January 3, 2003. There was no loss or depreciation expense associated with our synthetic fuel operations for the year ended December 28, 2001, since operations did not commence until to 2002.

Also included in net income above is income from our discontinued senior living services business of $26 million in 2003 and losses of $108 million and $29 million, for 2002 and 2001, respectively, as well as losses from our discontinued distribution services business of $54 million and $4 million, respectively for 2002 and 2001. There were no losses associated with our distribution services business in 2003. Included above is depreciation and amortization expense related to our discontinued operations of $37 million and $44 million in 2002 and 2001, respectively. There was no depreciation or amortization expense for our discontinued operations in 2003.

A substantial portion of both our net income and therefore EBITDA is based on fixed dollar amounts or percentages of sales. These include lodging base management fees, franchise fees and land rent. With over 2,700 hotels in the Marriott system, no single property or region is critical to our financial results.

Our ratio of current assets to current liabilities was 0.7 to 1 at January 2, 2004, compared to 0.8 to 1 at January 3, 2003. Each of our businesses minimizes working capital through cash management, strict credit-granting policies, aggressive collection efforts and high inventory turnover. We also have significant borrowing capacity under our revolving credit facilities should we need additional working capital.

In 2003 we sold $281 million of notes receivable originated by our timeshare business. We recognized gains on these sales of $64 million in the year ended January 2, 2004. Our ability to continue to sell these timeshare notes depends on the continued ability of the capital markets to provide financing to the special purpose entities that buy the notes. Also, we might have increased difficulty or be unable to consummate such sales if the underlying quality of the notes receivable we originate were to deteriorate, although we do not expect such a deterioration. In connection with these timeshare note sales, at January 2, 2004, we had repurchase obligations of $19 million related to notes receivable we have sold. We do not expect to incur material losses in respect of those obligations. We retain interests in the notes, which are accounted for as residual interests, and in the year ended January 2, 2004, we received cash flows of $47 million from those retained interests. At January 2, 2004, the special purpose entities that had purchased notes receivable from us had aggregate assets of $733 million.

Investing Activities Cash Flows

Acquisitions. We continually seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions.

Dispositions. Property sales generated cash proceeds of $494 million in 2003, $729 million in 2002 and $554 million in 2001. Proceeds in 2003 are net of a $92 million note receivable and closing costs and other items totaling $25 million. In 2003, we closed on the sales of three hotels and 23 senior living communities. We continue to operate all of the hotels under long-term operating agreements.

Capital Expenditures and Other Investments. Capital expenditures of $210 million in 2003, $292 million in 2002 and $560 million in 2001 included development and construction of new hotels and senior living communities and acquisitions of hotel properties. Over time, we have sold certain lodging and senior living properties under development, or to be developed, while continuing to operate them under long-term agreements. The ability of third-party purchasers to raise the necessary debt and equity capital depends in part on the perceived risks inherent in the lodging industry and other constraints inherent in the capital markets as a whole. Although we expect to continue to consummate such real estate sales, if we were unable to do so, our liquidity could decrease and we could have increased exposure to the operating risks of owning real estate. We monitor the status of the capital markets, and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We also expect to continue to make other investments in connection with adding units to our lodging business. These investments include loans and minority equity investments.

A summary of our other investing outflows is shown in the table below.

($ in millions)	2003	2002	2001
Equity investments	$(22)	$(26)	$(33)
Investment in corporate owned life insurance	(12)	(11)	(97)
Other net cash outflows	(5)	(33)	(131)
Cash proceeds on sale of investment in Interval International	—	63	—
Sale of affordable housing tax credit investments	—	—	82

Other investing outflows	$(39)	$(7)	$(179)

Fluctuations in the values of hotel real estate generally have little impact on the overall results of our Lodging segments because (1) we own less than 1 percent of the total number of hotels that we operate or franchise; (2) management and franchise fees are generally based upon hotel revenues and profits versus hotel property values; and (3) our management agreements generally do not terminate upon hotel sale.

We have made loans to owners of hotels that we operate or franchise. We have also made loans to the synthetic fuel joint venture partner and to the purchaser of our senior living business. Loans outstanding, excluding timeshare notes, totaled $996 million at January 2, 2004, $944 million at January 3, 2003, and $860 million at December 28, 2001. Unfunded commitments aggregating $80 million were outstanding at January 2, 2004, of which we expect to fund $44 million in 2004 and $60 million in total. We participate in a program with an unaffiliated lender in which we may partially guarantee loans made to facilitate third-party ownership of hotels that we operate or franchise.

Cash from Financing Activities

Debt decreased $319 million in 2003, due to the $200 million repayment, at maturity, of Series A debt in November 2003 and the net pay down of $161 million of commercial paper and other debt. Debt decreased by $945 million in 2002, due to the redemption of 85 percent of the LYONs in May 2002 and the pay down of our revolving credit facility, offset by the debt assumed in connection with the acquisition of 14 senior living communities in December 2002.

Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt and reducing our working capital. At year-end 2003, our long-term debt had an average interest rate of 7.0 percent and an average maturity of approximately 5.8 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.99 as of January 2, 2004. At January 2, 2004, we had long-term public debt ratings of BBB+ from Standard and Poor’s and Baa2 from Moody’s.

We have $500 million available for future offerings under “universal shelf” registration statements we have filed with the SEC.

In January 2001, we issued, through a private placement, $300 million of 7 percent senior unsecured notes due 2008 and received net proceeds of $297 million. We completed a registered exchange offer for these notes on January 15, 2002.

On May 8, 2001, we issued zero-coupon convertible senior notes due 2021, also known as LYONs, and received cash proceeds of $405 million. On May 9, 2002, we redeemed for cash approximately 85 percent of that issue which the LYONs holders tendered for mandatory repurchase. The remaining LYONs are convertible into approximately 0.9 million shares of our Class A Common Stock and carry a yield to maturity of 0.75 percent. We may redeem the LYONs on or after May 8, 2004. The holders may also at their option require us to purchase the LYONs at their accreted value on May 8 of each of 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A Common Stock.

Contractual Obligations and Off Balance Sheet Arrangements

The following table summarizes our contractual obligations as of January 2, 2004:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
($ in millions)
Debt	$1,455	$64	$508	$313	$570
Capital lease obligations	11	1	2	1	7
Operating leases
Recourse	1,163	105	189	196	673
Non-recourse	623	42	94	94	393
Other long-term liabilities	70	9	8	8	45

Total contractual cash obligations	$3,322	$221	$801	$612	$1,688

The following table summarizes our commitments as of January 2, 2004:

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
($ in millions)
Guarantees	$1,182	$133	$354	$249	$446
Timeshare note repurchase obligations	19	—	—	—	19

Total	$1,201	$133	$354	$249	$465

Our guarantees listed above include $238 million for guarantees that will not be in effect until the underlying hotels are open and we begin to manage the properties. Our guarantee fundings to lenders and hotel owners are generally recoverable as loans and are generally repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. When we repurchase non- performing timeshare loans, we either collect the outstanding loan balance in full or foreclose on the asset and subsequently resell it.

Our guarantees include $387 million related to Senior Living Services lease obligations and lifecare bonds. Sunrise is the primary obligor of the leases and a portion of the lifecare bonds, and CNL is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business at the end of the first quarter of 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. Our guarantees also include $47 million of other guarantees associated with the Sunrise sale transaction. As a result of the settlement with Five Star, discussed in Item 3, $41 million of these guarantees included above expired subsequent to January 2, 2004.

Our total unfunded loan commitments amounted to $80 million at January 2, 2004. We expect to fund $44 million of those commitments within one year and $16 million in one to three years. We do not expect to fund the remaining $20 million of commitments, which expire as follows: $8 million in one to three years; and $12 million after five years.

As part of the normal course of business we enter into purchase commitments to manage the daily operating needs of our hotels. Since we are reimbursed by the hotel owners, these obligations have minimal impact on our net income and cash flow.

Related Party Transactions

We have equity method investments in entities that own hotels for which we provide management and/or franchise services and we receive a fee. In addition, in some cases we provide loans, preferred equity, or guarantees to these entities. The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

($ in millions)	2003	2002	2001
Base management fees	$56	$48	$48
Incentive management fees	4	4	4
Cost reimbursements	699	557	559
Other income	28	26	28

Total Revenue	$787	$635	$639

General, administrative and other	$(11)	$(11)	$(15)
Reimbursed costs	(699)	(557)	(559)
Interest income	77	66	51
Provision for loan losses	(2)	(5)	—

Balance Sheet Data

($ in millions)	2003	2002
Due to equity method investees	$(2)	$(1)
Due from equity method investees	623	532

Share Repurchases. We purchased 10.5 million of our shares in 2003 at an average price of $36.07 per share, 7.8 million of our shares in 2002 at an average price of $32.52 per share, and 6.1 million of our shares in 2001 at an average price of $38.20 per share. As of January 2, 2004, 13 million shares remained available for repurchase under authorizations from our Board of Directors.

Dividends. In May 2003, our Board of Directors increased the quarterly cash dividend by 7 percent to $0.075 per share.

Other Matters

Inflation. Inflation has been moderate in recent years and has not had a significant impact on our businesses.

Critical Accounting Policies. Certain of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Our accounting policies comply with principles generally accepted in the United States, although a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. We have listed below those policies that we believe are critical and require the use of complex judgment in their application.

Incentive Fees

We recognize incentive fees as revenue when earned in accordance with the terms of the management contract. In interim periods, we recognize as income the incentive fees that would be due to us as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us. If we recognized incentive fees only after the underlying full-year performance thresholds were certain, the revenue recognized for each year would be unchanged, but no incentive fees for any year would be recognized until the fourth quarter. We recognized incentive fee revenue of $109 million, $162 million and $202 million in 2003, 2002 and 2001, respectively.

Cost Reimbursements

We incur certain reimbursable costs on behalf of managed hotel properties and franchisees. In accordance with Emerging Issues Task Force (EITF) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” we report cost reimbursements from managed properties and franchisees as revenue, and we report the costs incurred on behalf of managed properties and franchisees as expenses. Cost reimbursements are based upon the costs incurred with no added margin or mark-up. These reimbursed costs relate primarily to payroll costs at domestic properties that we manage, but also include costs associated with certain materials and services.

Our financial statements reflect cost reimbursements of $6.2 billion in 2003, $5.7 billion in 2002, and $5.2 billion in 2001.

Real Estate Sales

We account for the sales of real estate in accordance with FAS No. 66, “Accounting for Sales of Real Estate.” We reduce gains on sales of real estate by the maximum exposure to loss if we have continuing involvement with the property and do not transfer substantially all of the risks and rewards of ownership. We reduced gains on sales of real estate due to maximum exposure to loss by $4 million in 2003, $51 million in 2002 and $16 million in 2001. Our ongoing ability to achieve sale accounting under FAS No. 66 depends on our ability to negotiate the structure of the sales transactions to comply with these rules.

Timeshare Sales

We also recognize revenue from the sale of timeshare interests in accordance with FAS No. 66. We recognize sales when (1) we have received a minimum of 10 percent of the purchase price for the timeshare interval, (2) the purchaser’s period to cancel for a refund has expired, (3) we deem the receivables to be collectible, and (4) we have attained certain minimum sales and construction levels. We defer all revenue using the deposit method for sales that do not meet all four of these criteria.

Costs Incurred to Sell Real Estate Projects

We capitalize direct costs incurred to sell real estate projects that are attributable to and recoverable from the sales of timeshare interests until we have recognized the sale. Costs eligible for capitalization follow the guidelines of FAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Under this approach, we capitalized selling and marketing costs of approximately $69 million and $107 million at January 2, 2004, and January 3, 2003, respectively, and have included those costs in property and equipment in the accompanying consolidated balance sheets. If a contract is cancelled, we charge unrecoverable direct selling and marketing costs to expense and record forfeited deposits as income.

Residual Interests

We periodically sell the notes receivable originated by our timeshare segment in connection with the sale of timeshare intervals. We retain servicing assets and other interests in the assets transferred to entities that are accounted for as residual interests. The residual interests are treated as “trading” or “available for sale” securities under the provisions of FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”At the end of each reporting period, we estimate the fair value of the residual interests, including servicing assets, using a discounted cash flow model. We report changes in the fair values of these residual interests through the accompanying consolidated statement of income for trading securities and through the accompanying consolidated statement of comprehensive income for available-for-sale securities. We had residual interests of $203 million at January 2, 2004 and $135 million at January 3, 2003, which are recorded as long-term receivables on the consolidated balance sheet.

Loan Loss Reserves

We measure loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. We apply our loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. Where we determine that a loan is impaired, we recognize interest income on a cash basis. At January 2, 2004, our recorded investment in impaired loans was $142 million. We have a $61 million allowance for credit losses, leaving $81 million of our investment in impaired loans for which there is no related allowance for credit losses.

Marriott Rewards

Marriott Rewards is our frequent guest incentive marketing program. Marriott Rewards members earn points based on their spending at our lodging operations and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by airlines and credit card companies.

We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We determine the fair value of the future redemption obligation based on statistical formulas that project timing of future point redemption based on historical levels, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. These judgmental factors determine the required liability for outstanding points. Our management and franchise agreements require that we be reimbursed currently for the costs of operating the program, including marketing, promotion, and communicating with, and performing member services for the Marriott Rewards members. Due to the requirement that hotels reimburse us for program operating costs as incurred, we receive and recognize the balance of the revenue from hotels in connection with the Marriott Rewards program at the time such costs are incurred and expensed. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred, and recognize the corresponding expense relating to the cost of the awards redeemed.

Valuation of Goodwill and Other Long-Lived Assets

We evaluate the fair value of goodwill to assess potential impairments on an annual basis, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We evaluate the fair value of goodwill at the reporting unit level and make that determination based upon future cash flow projections. We evaluate the potential impairment of other intangible assets whenever an event or other circumstance indicates that we may be able to recover the carrying amount of the asset. Our evaluation is based upon future cash flow projections. We record an impairment loss for goodwill and other intangible assets when the carrying value of the intangible asset is less than its estimated fair value.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and changes in foreign exchange rates. We manage our exposure to these risks by monitoring available financing alternatives, through development and application of credit granting policies and by entering into derivative arrangements. We do not foresee any significant changes in either our exposure to fluctuations in interest rates or foreign exchange rates or in how such exposure is managed in the future.

We are exposed to interest rate risk on our floating rate timeshare and notes receivable, our residual interests retained in connection with the sale of timeshare intervals, and the fair value of our fixed rate notes receivable.

Changes in interest rates also impact our floating rate long-term debt and the fair value of our fixed rate long-term debt.

We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, we do not use derivatives for trading or speculative purposes.

At January 2, 2004, we were party to the following derivative instruments:

•	An interest rate swap agreement under which we receive a floating rate of interest and pay a fixed rate of interest. The swap modifies our interest rate exposure by effectively converting a note receivable with a fixed rate to a floating rate. The aggregate notional amount of the swap is $92 million and it matures in 2010.

•	Six outstanding interest rate swap agreements to manage interest rate risk associated with the residual interests we retain in conjunction with our timeshare note sales. We are required by purchasers and/or rating agencies to utilize interest rate swaps to protect the excess spread within our sold note pools. The aggregate notional amount of the swaps is $726 million, and they expire through 2022.

•	Twenty-four forward foreign exchange contracts to hedge the potential volatility of earnings and cash flows associated with variations in foreign exchange rates during fiscal year 2004. The aggregate dollar equivalent of the notional amounts of the forward contracts is approximately $37 million, and the forward contracts expire throughout 2004.

•	Two forward foreign exchange contracts to manage the foreign currency exposure related to certain monetary assets denominated in Pounds Sterling. The aggregate dollar equivalent of the notional amounts of the forward contracts is $34 million at January 2, 2004.

The following table sets forth the scheduled maturities and the total fair value of our derivatives and other financial instruments as of January 2, 2004:

	Maturities by Period
	2004	2005	2006	2007	2008	There - after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent principal receipts, fair values represent assets.

Timeshare notes receivable	$15	$21	$17	$13	$13	$88	$167	$167
Average interest rate							12.4%

Fixed rate notes receivable	$26	$1	$190	$29	$89	$362	$697	$725
Average interest rate							11.02%

Floating rate notes receivable	$23	$28	$43	$140	$41	$24	$299	$299
Average interest rate							6.24%

Residual interests	$83	$39	$28	$19	$14	$20	$203	$203
Average interest rate							5.62%

Liabilities - Maturities represent principal payments, fair values represent liabilities.

Fixed rate debt	$(63)	$(495)	$(13)	$(9)	$(303)	$(505)	$(1,388)	$(1,401)
Average interest rate							7.27%

Floating rate debt	$(1)	$—	$—	$(1)	$—	$(3)	$(5)	$(5)
Average interest rate							.01%

Convertible debt	$—	$—	$—	$—	$—	$(62)	$(62)	$(43)
Average interest rate							0.75%

Derivatives - Maturities represent notional amounts, fair values represent assets (liabilities).

Interest Rate Swaps:

Fixed to variable	$—	$—	$—	$—	$—	$590	$(10)	$(10)
Average pay rate							4.53%
Average receive rate							1.34%
Variable to fixed	$—	$—	$—	$—	$—	$228	$8	$8
Average pay rate							1.65%
Average receive rate							5.33%	101

Forward Foreign Exchange Contracts:

Fixed (Euro) to Fixed ($U.S.)	$22	$—	$—	$—	$—	$—	$1	$1
Fixed (GPB) to Fixed ($U.S.)	$49	$—	$—	$—	$—	$—	$—	$—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included on the pages indicated:

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Marriott International, Inc.:

We have audited the accompanying consolidated balance sheet of Marriott International, Inc. as of January 2, 2004 and
January 3, 2003, and the related consolidated statements of income, cash flows, comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended January 2, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott International, Inc. as of January 2, 2004 and January 3, 2003, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 2004 in conformity with accounting principles generally accepted in the United States.

As discussed in the notes to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

McLean, Virginia

February 3, 2004

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME

Fiscal Years Ended January 2, 2004, January 3, 2003 and December 28, 2001

($ in millions, except per share amounts)

	2003	2002	2001
REVENUES
Base management fees[1]	$388	$379	$372
Franchise fees	245	232	220
Incentive management fees[1]	109	162	202
Owned, leased, corporate housing and other revenue[1]	633	651	803
Timeshare interval sales and services	1,145	1,059	934
Cost reimbursements[1]	6,192	5,739	5,237
Synthetic fuel	302	193	—

	9,014	8,415	7,768

OPERATING COSTS AND EXPENSES
Owned, leased and corporate housing - direct	505	580	663
Timeshare - direct	1,011	938	793
Reimbursed costs[1]	6,192	5,739	5,237
General, administrative and other[1]	523	510	655
Synthetic fuel	406	327	—

	8,637	8,094	7,348

OPERATING INCOME	377	321	420

Gains and other income	106	132	78
Interest expense	(110)	(86)	(109)
Interest income[1]	129	122	94
Provision for loan losses[1]	(7)	(12)	(48)
Equity in earnings (losses) - Synthetic fuel	10	—	—
- Other	(17)	(6)	(14)

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES AND MINORITY INTEREST	488	471	421
Benefit (provision) for income taxes	43	(32)	(152)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	531	439	269
Synthetic fuel minority interest	(55)	—	—

INCOME FROM CONTINUING OPERATIONS	476	439	269

Discontinued Operations
Income (loss) from Senior Living Services, net of tax	26	(108)	(29)
Loss from Distribution Services, net of tax	—	(54)	(4)

NET INCOME	$502	$277	$236

EARNINGS PER SHARE – Basic
Earnings from continuing operations	$2.05	$1.83	$1.10
Earnings (loss) from discontinued operations	.11	(.68)	(.13)

Earnings per share	$2.16	$1.15	$.97

EARNINGS PER SHARE – Diluted
Earnings from continuing operations	$1.94	$1.74	$1.05
Earnings (loss) from discontinued operations	.11	(.64)	(.13)

Earnings per share	$2.05	$1.10	$.92

DIVIDENDS DECLARED PER SHARE	$0.295	$0.275	$0.255

See Notes to Consolidated Financial Statements

[1]	See Footnote 22 “Related Party Transactions” of the Notes to Consolidated Financial Statements for disclosure of related party amounts.

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

January 2, 2004 and January 3, 2003

($ in millions)

	January 2, 2004	January 3, 2003
ASSETS
Current assets
Cash and equivalents	$229	$198
Accounts and notes receivable	699	522
Prepaid taxes	223	300
Other	84	89
Assets held for sale	—	664

	1,235	1,773

Property and equipment	2,513	2,560
Goodwill	923	923
Other intangible assets	526	495
Investments in affiliates – equity	468	475
Investments in affiliates – notes receivable	558	522
Notes and other receivables, net
Loans to timeshare owners	152	153
Other notes receivable	389	366
Other long-term receivables	563	473

	1,104	992
Other	850	556

	$8,177	$8,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$584	$505
Accrued payroll and benefits	412	373
Casualty self-insurance	43	32
Other payables and accruals	667	662
Current portion of long-term debt	64	221
Liabilities of businesses held for sale	—	390

	1,770	2,183

Long-term debt	1,391	1,553
Casualty self-insurance reserves	169	106
Other long-term liabilities	1,009	881
Shareholders’ equity
Class A common stock	3	3
Additional paid-in capital	3,317	3,224
Retained earnings	1,505	1,126
Deferred compensation	(81)	(43)
Treasury stock, at cost	(865)	(667)
Accumulated other comprehensive loss	(41)	(70)

	3,838	3,573

	$8,177	$8,296

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Fiscal Years Ended January 2, 2004, January 3, 2003 and December 28, 2001

($ in millions)

	2003	2002	2001
OPERATING ACTIVITIES
Income from continuing operations	$476	$439	$269
Adjustments to reconcile to cash provided by operating activities:
Income (loss) from discontinued operations	7	9	(33)
Discontinued operations – gain (loss) on sale/exit	19	(171)	—
Depreciation and amortization	160	187	222
Minority interest in results of synthetic fuel operation	55	—	—
Income taxes	(171)	(105)	9
Timeshare activity, net	(111)	(63)	(358)
Other	(59)	223	278
Working capital changes:
Accounts receivable	(81)	(31)	57
Other current assets	11	60	(20)
Accounts payable and accruals	115	(32)	(21)

Net cash provided by operating activities	421	516	403

INVESTING ACTIVITIES
Capital expenditures	(210)	(292)	(560)
Dispositions	494	729	554
Loan advances	(241)	(237)	(367)
Loan collections and sales	280	124	71
Other	(39)	(7)	(179)

Net cash provided by (used in) investing activities	284	317	(481)

FINANCING ACTIVITIES
Commercial paper, net	(102)	102	(827)
Issuance of long-term debt	14	26	1,329
Repayment of long-term debt	(273)	(946)	(123)
(Redemption) issuance of convertible debt	—	(347)	405
Issuance of Class A common stock	102	35	76
Dividends paid	(68)	(65)	(61)
Purchase of treasury stock	(373)	(252)	(235)
Cash received from minority interest in synthetic fuel operation	26	—	—

Net cash (used in) provided by financing activities	(674)	(1,447)	564

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	31	(614)	486
CASH AND EQUIVALENTS, beginning of year	198	812	326

CASH AND EQUIVALENTS, end of year	$229	$198	$812

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Fiscal Years Ended January 2, 2004, January 3, 2003 and December 28, 2001

($ in millions)

	2003	2002	2001
Net income	$502	$277	$236
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	37	(7)	(14)
Other	(8)	(13)	8

Total other comprehensive income (loss)	29	(20)	(6)

Comprehensive income	$531	$257	$230

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Fiscal Years Ended January 2, 2004, January 3, 2003 and December 28, 2001

(in millions, except per share amounts)

Common Shares Outstanding		Class A Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Unearned ESOP Shares	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
241.0	Balance at December 30, 2000	$3	$3,629	$(39)	$851	$(679)	$(454)	$(44)
—	Net income	—	—	—	236	—	—	—
—	Dividends ($.255 per share)	—	—	—	(62)	—	—	—
5.8	Employee stock plan issuance and other	—	(202)	(10)	(84)	388	186	(6)
(6.1)	Purchase of treasury stock	—	—	—	—	—	(235)	—

240.7	Balance at December 28, 2001	3	3,427	(49)	941	(291)	(503)	(50)
—	Net income	—	—	—	277	—	—	—
—	Dividends ($.275 per share)	—	—	—	(67)	—	—	—
3.0	Employee stock plan issuance and other	—	(203)	6	(25)	291	90	(20)
(7.8)	Purchase of treasury stock	—	—	—	—	—	(254)	—

235.9	Balance at January 3, 2003	3	3,224	(43)	1,126	—	(667)	(70)
—	Net income	—	—	—	502	—	—	—
—	Dividends ($.295 per share)	—	—	—	(68)	—	—	—
5.8	Employee stock plan issuance and other	—	93	(38)	(55)	—	182	29
(10.5)	Purchase of treasury stock	—	—	—	—	—	(380)	—

231.2	Balance at January 2, 2004	$3	$3,317	$(81)	$1,505	$—	$(865)	$(41)

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We have reclassified certain prior year amounts to conform to our 2003 presentation. As part of our income statement reclassification, gains, including timeshare note sale gains, and equity in earnings/losses from our joint ventures are reflected below operating income. In addition, general, administrative and other expenses now reflect general, administrative and other expenses for the entire company including domestic and international lodging, our ExecuStay business and our timeshare segment, as well as corporate expenses.

As a result of the sale of our Senior Living Services communities and management business and the discontinuation of our Distribution Services business, the balances and activities of two reportable segments, Senior Living Services and Distribution Services have been segregated and reported as discontinued operations for all periods presented.

In our opinion, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of January 2, 2004 and January 3, 2003, the results of our operations and cash flows for the fiscal years ended January 2, 2004, January 3, 2003 and December 28, 2001. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

Fiscal Year

Our fiscal year ends on the Friday which is nearest to December 31. The 2003 and 2001 fiscal years included 52 weeks, while the 2002 fiscal year included 53 weeks.

Revenue Recognition

Our revenues include (1) base and incentive management fees, (2) franchise fees, (3) revenues from lodging properties and other businesses owned or leased by us, (4) timeshare interval sales, (5) cost reimbursements, and (6) sales made by our synthetic fuel operation while consolidated. Management fees comprise a base fee, which is a percentage of the revenues of hotels, and an incentive fee, which is generally based on hotel profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by lodging properties that we manage or franchise.

Management Fees: We recognize base fees as revenue when earned in accordance with the contract. In interim periods and at year end we recognize incentive fees that would be due as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us.

Franchise Fee Revenue: We recognize franchise fee revenue in accordance with Statement of Financial Accounting Standards (“FAS”) No. 45, “Accounting for Franchise Fee Revenue.” We recognize franchise fees as revenue in each accounting period as fees are earned and become receivable from the franchisee.

Owned and Leased Units: We recognize room sales and revenues from guest services for our owned and leased units, including ExecuStay, when rooms are occupied and services have been rendered.

Timeshare Intervals: We recognize revenue from timeshare interest sales in accordance with FAS No. 66, “Accounting for Sales of Real Estate.” We recognize sales when (1) we have received a minimum of 10 percent of the purchase price for the timeshare interval, (2) the purchaser’s period to cancel for a refund has expired, (3) we deem the receivables to be collectible and (4) we have attained certain minimum sales and construction levels. We defer all revenue using the deposit method for sales that do not meet all four of these criteria.

Cost Reimbursements: We recognize cost reimbursements from managed, franchised and timeshare properties when we incur the related reimbursable costs.

Synthetic Fuel: Effective November 7, 2003, we account for the synthetic fuel operation using the equity method of accounting. Prior to that date we recognized revenue from the consolidated synthetic fuel joint venture when the synthetic fuel was produced and sold. We recognize additional revenue based on tax credits allocated to our joint venture partner when the tax credits are generated.

Other Revenue: In 2003, we recorded a $36 million insurance settlement for lost management fees associated with the New York Marriott World Trade Center hotel, which was destroyed in the 2001 terrorist attacks.

Ground Leases

We are both the lessor and lessee of land under long-term operating leases, which include scheduled increases in minimum rents. We recognize these scheduled rent increases on a straight-line basis over the initial lease terms.

Real Estate Sales

We account for the sales of real estate in accordance with FAS No. 66. We reduce gains on sales of real estate by the maximum exposure to loss if we have continuing involvement with the property and do not transfer substantially all of the risks and rewards of ownership. We reduced gains on sales of real estate due to maximum exposure to loss by $4 million in 2003, $51 million in 2002 and $16 million in 2001.

Profit Sharing Plan

We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. Excluding the discontinued Senior Living Services and Distribution Services businesses, we recognized compensation cost from profit sharing of $53 million in 2003, $54 million in 2002 and $52 million in 2001. We recognized compensation cost from profit sharing of $1 million in 2003, $8 million in 2002 and $6 million in 2001, related to the discontinued Senior Living Services and Distribution Services businesses.

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

Marriott Rewards

Marriott Rewards is our frequent guest incentive marketing program. Marriott Rewards members earn points based on their spending at our lodging operations and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by airlines and credit card companies. Points, which we accumulate and track on the members’ behalf, can be redeemed for hotel stays at most of our lodging operations, airline tickets, airline frequent flier program miles, rental cars, and a variety of other awards. Points cannot be redeemed for cash.

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

Our liability for the Marriott Rewards program was $784 million at January 2, 2004 and $683 million at January 3, 2003, of which we have included $502 million and $418 million, respectively, in other long-term liabilities in the accompanying consolidated balance sheet.

Rebates and Allowances

We participate in various vendor rebate and allowance arrangements as a manager of hotel properties. There are three types of programs that are common in the hotel industry that are sometimes referred to as “rebates” or “allowances”, including unrestricted rebates, marketing (restricted) rebates, and sponsorships. The primary business purpose of these arrangements is to secure favorable pricing for our hotel owners for various products and services or enhance resources for promotional campaigns co-sponsored by certain vendors. More specifically, unrestricted rebates are funds returned to the buyer, generally based upon volumes or quantities of goods purchased. Marketing (restricted) allowances are funds allocated by vendor agreements for certain marketing or other joint promotional initiatives. Sponsorships are funds paid by vendors, generally used by the vendor to gain exposure at meetings and events, which are accounted for as a reduction of the cost of the event.

We account for rebates and allowances as adjustments of the prices of the vendors’ products and services in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” We show vendor costs and the reimbursement of those costs as reimbursed costs and cost reimbursements revenue, respectively, therefore rebates are reflected as a reduction of these line items.

Cash and Equivalents

We consider all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Loan Loss and Accounts Receivable Reserves

We measure loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. We apply our loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. For loans that we have determined to be impaired, we recognize interest income on a cash basis. At January 2, 2004, our recorded investment in impaired loans was $142 million. We have a $61 million allowance for credit losses, leaving $81 million of our investment in impaired loans for which there is no related allowance for credit losses.

The following table summarizes the activity in our accounts and notes receivable reserves for the years ended December 28, 2001, January 3, 2003, and January 2, 2004:

	Accounts Receivable Reserve	Notes Receivable Reserve
($ in millions)
December 30, 2000	$23	$12
Additions	38	48
Write-offs	(11)	(1)

December 28, 2001	50	59
Additions	10	12
Write-offs	(20)	(12)

January 3, 2003	40	59
Additions	8	15
Write-offs	(19)	(5)
Reversals	(6)	(8)

January 2, 2004	$23	$61

Valuation of Goodwill and Other Long-Lived Assets

We evaluate the fair value of goodwill to assess potential impairments on an annual basis, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We evaluate the fair value of goodwill at the reporting unit level and make that determination based upon future cash flow projections. We evaluate the potential impairment of other intangible assets whenever an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. Our evaluation is based upon future cash flow projections. We record an impairment loss for goodwill and other intangible assets when the carrying value of the intangible asset is less than its estimated fair value.

Assets Held for Sale

We consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property for sale. Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we stop recording depreciation expense.

Investments

We consolidate entities that we control. We account for investments in joint ventures using the equity method of accounting when we exercise significant influence over the venture. If we do not exercise significant influence, we account for the investment using the cost method of accounting. We account for investments in limited partnerships and limited liability companies using the equity method of accounting when we own more than a minimal investment.

Summarized information relating to our equity method investments is as follows:

($ in millions)	2003	2002	2001

Income Statement Summary
Sales	$1,487	$1,322	$1,531

Net (loss) income	$(102)	$(59)	$(39)

	2003	2002
Balance Sheet Summary
Assets (primarily comprised of hotel real estate managed by us)	$4,171	$4,104

Liabilities	$3,275	$2,937

Our ownership interest in these equity method investments varies generally from 10 percent to 50 percent.

Costs Incurred to Sell Real Estate Projects

We capitalize direct costs incurred to sell real estate projects attributable to and recoverable from the sales of timeshare interests until the sales are recognized. Costs eligible for capitalization follow the guidelines of FAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Selling and marketing costs capitalized under this approach were approximately $69 million and $107 million at January 2, 2004 and January 3, 2003, respectively, and are included in property and equipment in the accompanying consolidated balance sheets. If a contract is canceled, we charge unrecoverable direct selling and marketing costs to expense, and record deposits forfeited as income.

Residual Interests

We periodically sell notes receivable originated by our timeshare segment in connection with the sale of timeshare intervals. We retain servicing assets and other interests in the assets transferred to entities that are accounted for as residual interests. We treat the residual interest as “trading” or “available for sale” securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At the end of each reporting period, we estimate the fair value of the residual interests, including servicing assets, using a discounted cash flow model. We report changes in the fair values of these residual interests through the accompanying consolidated statement of income for trading securities and through the accompanying consolidated statement of comprehensive income for available for sale securities. We had residual interests of $203 million at January 2, 2004 and $135 million at January 3, 2003, which are recorded as other long-term receivables on the consolidated balance sheet.

Derivative Instruments

We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, we do not use derivatives for trading or speculative purposes.

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

Foreign Operations

The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. The functional currency for our consolidated and unconsolidated entities operating outside of the United States is generally the local currency of the country in which the entity is located. The Company’s consolidated and unconsolidated entities whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date and income statement accounts are translated using the average exchange rate for the period. Transaction adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are included as a separate component of shareholder’s equity. We report gains and losses from foreign exchange of intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions, currently in operating costs and expenses, and those amounted to a $7 million gain in 2003, a $6 million loss in 2002, and an $8 million loss in 2001.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The provisions of FAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, or our third quarter of 2003. FAS No. 150 has no material impact on our financial statements.

We adopted FAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2002. FAS No. 142 requires that goodwill is not amortized, but rather reviewed annually for impairment. The initial adoption of FAS No. 142 did not result in an impairment charge to goodwill or other intangible assets and increased our fiscal 2002 net income by approximately $30 million.

The following table presents the impact FAS No. 142 would have had on our income from continuing operations, basic and diluted earnings per share from continuing operations, and basic and diluted net earnings per share for fiscal year ended December 28, 2001, if we had adopted it in the first quarter of 2001:

	Fiscal year ended December 28, 2001
	Reported	Goodwill Amortization	Adjusted
($ in millions, except per share amounts)

Income from continuing operations, after tax	$269	$27	$296
Net income	236	32	268
Basic earnings per share from continuing operations	1.10	.12	1.22
Basic net earnings per share	.97	.13	1.10
Diluted earnings per share from continuing operations	1.05	.10	1.15
Diluted net earnings per share	.92	.12	1.04

We adopted FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in the first quarter of 2003. The adoption of FAS No. 146 did not have a material impact on our financial statements.

We adopted the disclosure provisions of FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” in the fourth quarter of 2002. We applied the recognition and measurement provisions for guarantees issued in 2003, and there was no material impact on our financial statements.

FIN 46, “Consolidation of Variable Interest Entities,” (the “Interpretation”) was effective for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN 46(R), which was revised in December 2003, is effective for all entities to which the provisions of FIN 46 were not applied as of December 24, 2003. The provisions of FIN 46(R) must be applied to all entities subject to the Interpretation from the beginning of the first quarter of 2004. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Where it is reasonably possible that the company will consolidate or disclose information about a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. We do not expect to consolidate any previously unconsolidated entities as a result of adopting FIN 46(R).

Marriott currently consolidates four entities which will be deemed variable interest entities under FIN 46(R). These entities were established with the same partner to lease four Marriott branded hotels. The combined capital in the four variable interest entities is $6 million, which is used primarily to fund hotel working capital. Our equity at risk is $4 million, and we hold 55 percent of the common equity shares. In addition, we guarantee the lease obligations of one of the hotels to the landlord, our total remaining exposure under this guarantee is $2 million; and our total exposure to loss is $6 million.

FIN 46(R) also requires us to disclose information about significant variable interests we hold in variable interest entities, including the nature, purpose, size, and activity of the variable interest entity and our maximum exposure to loss as a result of our involvement with the variable interest entity.

See the “Synthetic Fuel” footnote for discussion of the nature, purpose, and size of the two synthetic fuel joint ventures as well as the nature of our involvement and the timing of when our involvement began. The synthetic fuel joint ventures will be deemed variable interest entities under FIN 46(R). Our maximum exposure to loss is $83 million at January 2, 2004. We currently do not consolidate the joint ventures and will not upon adoption of FIN 46(R) since we do not bear the majority of the expected losses.

We have one other significant interest in an entity which will be deemed a variable interest entity under FIN 46(R). In February 2001, we entered into a shareholders’ agreement with an unrelated third party to form a joint venture to own and lease luxury hotels to be managed by us. In February 2002, the joint venture signed its first lease with a third party landlord. The initial capital structure of the joint venture is $4 million of debt and $4 million of equity. We hold 35 percent of the equity, or $1 million, and 65 percent of the debt, or $3 million, for a total investment of $4 million. In addition, each equity partner entered into various guarantees with the landlord to guarantee lease payments. Our total exposure under these guarantees is $17 million. Our maximum exposure to loss is $21 million. We currently do not consolidate the joint venture and will not upon adoption of FIN 46(R) since we do not bear the majority of the expected losses.

FIN 46(R) does not apply to qualifying special purpose entities, such as those sometimes used by us to sell notes receivable originated by our timeshare business in connection with the sale of timeshare intervals. We will continue to account for these qualifying special purpose entities in accordance with FAS No. 140.

Stock-based Compensation

We have several stock-based employee compensation plans that we account for using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we do not reflect stock-based employee compensation cost in net income for our Stock Option Program, the Supplemental Executive Stock Option awards or the Stock Purchase Plan. We recognized stock-based employee compensation cost of $19 million, $9 million and $19 million, net of tax, for deferred share grants, restricted share grants and restricted stock units (2003 only) for 2003, 2002 and 2001, respectively.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. We have included the impact of measured but unrecognized compensation cost and excess tax benefits credited to additional paid-in-capital in the calculation of the diluted pro forma shares for all years presented.

($ in millions, except per share amounts)	2003	2002	2001
Net income, as reported	$502	$277	$236
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	19	9	19
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(73)	(64)	(68)

Pro forma net income	$448	$222	$187

Earnings per share:
Basic – as reported	$2.16	$1.15	$.97

Basic – pro forma	$1.93	$.93	$.77

Diluted – as reported	$2.05	$1.10	$.92

Diluted – pro forma	$1.84	$.90	$.74

2.	RELATIONSHIP WITH MAJOR CUSTOMER

The revenues and financial results we recognized from lodging properties owned/leased by Host Marriott Corporation are shown in the following table:

($ in millions)	2003	2002	2001
Revenues	$2,357	$2,400	$2,265
Lodging financial results	141	145	169

Additionally, Host Marriott Corporation is a general partner in several unconsolidated partnerships that own lodging properties operated by us under long-term agreements. The sales, lodging financial results and land rent income recognized by the Company are shown in the following table:

($ in millions)	2003	2002	2001
Revenues	$329	$387	$520
Lodging financial results, including equity in earnings (losses)	7	29	55
Land rent income	18	18	19

In December 2000, we acquired 120 Courtyard by Marriott hotels, through an unconsolidated joint venture (the Courtyard Joint Venture) with an affiliate of Host Marriott Corporation. Prior to the formation of the Courtyard Joint Venture, Host Marriott Corporation was a general partner in the unconsolidated partnerships that owned the 120 Courtyard by Marriott hotels. Amounts recognized from lodging properties owned by unconsolidated partnerships discussed above include the following amounts related to these 120 Courtyard hotels:

($ in millions)	2003	2002	2001
Revenues	$268	$267	$282
Lodging financial results, including equity in earnings (losses)	3	16	32
Land rent income	18	18	18
Interest income	31	27	26

In connection with the formation of the Courtyard Joint Venture we made a loan to the joint venture. The balance on our mezzanine loan to the Courtyard Joint Venture was $215 million and $184 million as of January 2, 2004 and January 3, 2003, respectively. The proceeds of the mezzanine loan have not been, and will not be, used to pay our management fees, debt service, or land rent income. All management fees relating to the underlying hotels that we recognize in income are paid to us in cash by the Courtyard Joint Venture.

We have provided Host Marriott Corporation with financing for a portion of the cost of acquiring properties to be operated or franchised by us, and may continue to provide financing to Host Marriott Corporation in the future. The outstanding principal balance of these loans was $3 million and $5 million at January 2, 2004 and January 3, 2003, respectively, and we recognized less than $1 million in 2003 and $1 million in each of 2002 and 2001 in interest and fee income under these credit agreements with Host Marriott Corporation.

We have guaranteed the performance of Host Marriott Corporation and certain of its affiliates to lenders and other third parties. These guarantees were limited to $9 million at January 2, 2004. We have made no payments pursuant to these guarantees. We lease land to the Courtyard Joint Venture that had an aggregate book value of $184 million at January 2, 2004. This land has been pledged to secure debt of the lessees. We are currently deferring receipt of rentals on this land to permit the lessees to meet their debt service requirements.

3.	NOTES RECEIVABLE

($ in millions)	2003	2002
Loans to timeshare owners	$167	$169
Lodging senior loans	110	320
Lodging mezzanine and other loans	886	624

	1,163	1,113
Less current portion	(64)	(72)

	$1,099	$1,041

Lodging mezzanine and other loans include the loan to the Courtyard Joint Venture of $215 million and $184 million, respectively, at January 2, 2004 and January 3, 2003. The lodging mezzanine and other loans at January 2, 2004, also include the $92 million loan we provided to CNL Retirement Properties, Inc. (CNL) in connection with the sale of our senior living services business and a $20 million note receivable in connection with our sale of the 50.1 percent interest in the synthetic fuel operation. Amounts due within one year are classified as current assets in the accompanying consolidated balance sheet, including $15 million and $16 million, respectively, as of January 2, 2004 and January 3, 2003, related to the loans to timeshare owners.

Interest income on notes receivable is recognized on an accrual basis unless the note is impaired.

Our notes receivable are due as follows: 2004- $64 million; 2005- $50 million; 2006 - $250 million; 2007- $182 million; 2008- $143 million; and $474 million thereafter.

4.	PROPERTY AND EQUIPMENT

($ in millions)	2003	2002
Land	$424	$381
Buildings and leasehold improvements	606	531
Furniture and equipment	680	665
Timeshare properties	1,286	1,270
Construction in progress	74	180

	3,070	3,027
Accumulated depreciation and amortization	(557)	(467)

	$2,513	$2,560

We record property and equipment at cost, including interest, rent and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $25 million in 2003, $43 million in 2002 and $61 million in 2001. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor and wall coverings and paint. All repair and maintenance costs are expensed as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years). Depreciation expense, including amounts related to discontinued operations, totaled $132 million in 2003, $145 million in 2002, and $142 million in 2001. We amortize leasehold improvements over the shorter of the asset life or lease term.

5.	ACQUISITIONS AND DISPOSITIONS

In 2003, we sold three lodging properties for $138 million in cash, net of transaction costs. We accounted for the three property sales under the full accrual method in accordance with FAS No. 66, and we will continue to operate the properties under long-term management agreements. The buyer of one property leased the property for a term of 20 years to a consolidated joint venture between the buyer and us. The lease payments are fixed for the first five years and variable thereafter. Our gain on the sale of approximately $6 million will be recognized on a straight-line basis in proportion to the gross rental charged to expense. The $4 million gain on the sale of the other two properties is deferred until certain contingencies in the sales contract expire. During the year, we also sold three parcels of land for $10 million in cash, net of transaction costs, and recognized a pre-tax loss of $1 million.

During 2003 we also sold our interests in three international joint ventures for approximately $25 million. In connection with the sales we recorded pre-tax gains of approximately $21 million.

In 2002, we sold three lodging properties and six pieces of undeveloped land for $330 million in cash. We will continue to operate two of the hotels under long-term management agreements. We accounted for two of the three property sales under the full accrual method in accordance with FAS No. 66. The buyer did not make adequate minimum initial investments in the remaining property, which we accounted for under the cost recovery method. The sale of one of the properties was to a joint venture in which we have a minority interest and was sold at a loss. We recognized no pre-tax gains in 2003 and $6 million of pre-tax gains in 2002 and will recognize the remaining $51 million of pre-tax gains in subsequent years, provided certain contingencies in the sales contracts expire.

In 2002, we also sold our 11 percent investment in Interval International, a timeshare exchange company, for approximately $63 million. In connection with the transaction, we recorded a pre-tax gain of $44 million.

In 2001, we agreed to sell 18 lodging properties and three pieces of undeveloped land for $682 million. We continue to operate 17 of the lodging properties under long-term management agreements. In 2001, we closed on 11 properties and three pieces of undeveloped land for $470 million, and in 2002, we closed on the remaining seven properties for $212 million. We accounted for six of the 18 property sales under the full accrual method in accordance with FAS No. 66. The buyers did not make adequate minimum initial investments in the remaining 12 properties, which we accounted for under the cost recovery method. Two of the properties were sold to joint ventures in which we have a minority interest. Where the full accrual method applied, we recognized profit proportionate to the outside interests in the joint venture at the date of sale. We recognized $6 million of pre-tax profit in 2003, $2 million of pre-tax profit in 2002, $2 million of pre-tax losses in 2001 and will recognize the remaining $9 million of pre-tax deferred gains in subsequent years, provided certain contingencies in the sales contracts expire.

In 2001, in connection with the sale of four of the above lodging properties, we agreed to transfer 31 existing lodging property leases to a subsidiary of the lessor and subsequently enter into agreements with the new lessee to operate the hotels under long-term management agreements. These properties were previously sold and leased back by us in 1997, 1998 and 1999. As of January 2, 2004, 24 of these leases had been transferred, and pre-tax gains of $8 million and $5 million previously deferred on the sale of these properties were recognized when our lease obligations ceased in 2003 and 2002, respectively.

In 2001, we sold land for $71 million to a joint venture at book value. The joint venture built two resort hotels in Orlando, Florida that opened in the third quarter of 2003. As of January 2, 2004, we held approximately $126 million in mezzanine loans that we have advanced to the joint venture. We have provided the venture with additional credit facilities for certain amounts due under the first mortgage loan. We accounted for the sale of the land as a financing transaction in accordance with FAS No. 66 as it did not meet the criterion for sale accounting.

In 2001, we sold and leased back one lodging property for $15 million in cash, which generated a pre-tax gain of $2 million. We will recognize this gain as a reduction of rent expense over the initial lease term.

In 2001, we sold 100 percent of our limited partner interests in five affordable housing partnerships and 85 percent of our limited partner interest in a sixth affordable housing partnership for $82 million in cash. We recognized pre-tax gains of $13 million in connection with four of the sales. We will recognize pre-tax gains of $3 million related to the other two sales in subsequent years provided certain contingencies in the sales contract expire.

In connection with the long-term, limited-recourse leases described above, the Company has guaranteed the lease obligations of the tenants, wholly-owned subsidiaries of the Company for a limited period of time (generally three to five years). After the guarantees expire, the lease obligations become non-recourse to the Company.

In sales transactions where we retain a management contract, the terms and conditions of the management contract are comparable to the terms and conditions of the management contracts obtained directly with third-party owners in competitive bid processes.

Synthetic Fuel

During the third quarter of 2003, we completed the sale of an approximately 50 percent interest in the synthetic fuel operation. We received cash and promissory notes totaling $25 million at closing, and we are receiving additional profits that are expected to continue over the life of the venture based on the actual amount of tax credits allocated to the purchaser. See footnote 8 for further discussion.

Senior Living Services – Discontinued Operations

In 2003, in accordance with definitive agreements entered into on December 30, 2002 to sell our senior living management business to Sunrise Senior Living, Inc. (“Sunrise”) and to sell nine senior living communities to CNL, we completed those sales (in addition to the related sale of a parcel of land to Sunrise) for $266 million and recognized a gain, net of taxes, of $23 million. In addition, in 2003 we sold 14 Brighton Gardens assisted living communities to CNL for approximately $184 million. We provided a $92 million acquisition loan to CNL in connection with the sale. Sunrise currently operates and will continue to operate the 14 communities under long-term management agreements. We accounted for the sale in accordance with

FAS No. 66 and recorded a gain, net of taxes, of $1 million. See footnote 9, “Assets Held for Sale – Discontinued Operations.”

6.	TIMESHARE NOTE SALES

We periodically sell, with limited recourse, through special purpose entities, notes receivable originated by our timeshare business in connection with the sale of timeshare intervals. We continue to service the notes and transfer all proceeds collected to special purpose entities. We retain servicing assets and other interests in the notes which are accounted for as residual interests. The interests are limited to the present value of cash available after paying financing expenses, program fees, and absorbing credit losses. We have included gains from the sales of timeshare notes receivable totaling $64 million in 2003, $60 million in 2002 and $40 million in 2001 in gains and other income in the consolidated statement of income.

At the date of sale and at the end of each reporting period, we estimate the fair value of the residual interests, including servicing assets, using a discounted cash flow model. These transactions utilize interest rate swaps to protect the net interest margin associated with the beneficial interest. We report changes in the fair value of the residual interests that are treated as available-for-sale securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” through other comprehensive income in the accompanying consolidated balance sheet. We report in income changes in the fair value of residual interests treated as trading securities under the provisions of FAS No. 115. We used the following key assumptions to measure the fair value of the residual interests at the date of sale during the years ended January 2, 2004, January 3, 2003, and December 28, 2001: average discount rate of 4.95 percent, 5.69 percent and 6.89 percent, respectively; average expected annual prepayments, including defaults, of 17.00 percent, 16.41 percent and 15.38 percent, respectively; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 85 months, 69 months and 70 months, respectively; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 44 months, 42 months and 44 months, respectively. Our key assumptions are based on experience.

We used the following key assumptions in measuring the fair value of the residual interests for our four outstanding note sales at January 2, 2004. The fair value of the residual interests is $203 million and reflects an average discount rate of 5.62 percent; an average expected annual prepayment rate, including defaults, of 17.00 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 63 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults of 37 months.

Cash flows between us and third-party purchasers during the years ended January 2, 2004, January 3, 2003, and December 28, 2001, were as follows: net proceeds to us from new timeshare note sales of $231 million, $341 million and $199 million, respectively; repurchases by us of defaulted loans (over 150 days overdue) of

$19 million, $16 million and $13 million, respectively; servicing fees received by us of $3 million, $3 million, and $2 million, respectively; and cash flows received from our retained interests of $47 million, $28 million and $30 million, respectively.

At January 2, 2004, $733 million of principal remains outstanding in all sales in which we have a retained residual interest. Delinquencies of more than 90 days at January 2, 2004, amounted to $3 million. Losses on defaulted loans that were resolved during the year ended January 2, 2004, net of recoveries amounted to $9 million. We have been able to resell timeshare units underlying defaulted loans without incurring material losses.

On November 21, 2002, we repurchased notes receivable with a principal balance of $381 million and immediately sold $365 million of those notes, along with $135 million of additional notes, in a $500 million sale to an investor group. We have included net proceeds from these transactions of $89 million, including repayments of interest rate swaps on the $381 million of repurchased notes receivable, in the net proceeds from new timeshare note sales disclosed above. We realized a gain of $14 million, primarily associated with the $135 million of additional notes sold, which is included in the $60 million gain on the sales of notes receivable for fiscal year 2002 disclosed above.

We have completed a stress test on the fair value of the residual interests including servicing assets with the objective of measuring the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. The fair value of the residual interests including servicing assets was $203 million at January 2, 2004, before any stress test changes were applied. An increase of 100 basis points in the prepayment rate would decrease the year-end valuation by $3 million, or 2 percent, and an increase of 200 basis points in the prepayment rate would decrease the year-end valuation by $6 million, or 3 percent. An increase of 100 basis points in the discount rate would decrease the year-end valuation by $4 million, or 2 percent, and an increase of 200 basis points in the discount rate would decrease the year-end valuation by $8 million, or 4 percent. A decline of two months in the weighted-average remaining term would decrease the year-end valuation by $2 million, or 1 percent, and a decline of four months in the weighted-average remaining term would decrease the year-end valuation by $4 million, or 2 percent.

7.	MARRIOTT AND CENDANT CORPORATION JOINT VENTURE

In the first quarter of 2002, Marriott and Cendant completed the formation of a joint venture to further develop and expand the Ramada and Days Inn brands in the United States. We contributed the domestic Ramada license agreements and related intellectual property to the joint venture at their carrying value of approximately $200 million. Cendant contributed the Days Inn license agreement and related intellectual property with a fair value of approximately $205 million. We each own approximately 50 percent of the joint venture, with Cendant having the slightly larger interest. We account for our interest in the joint venture using the equity method. The joint venture can be dissolved at any time with the consent of both members and is scheduled to terminate in March 2012. In the event of dissolution, the joint venture’s assets will generally be distributed in accordance with each member’s capital account. In addition, during certain periods of time commencing in March 2004, first Cendant and later Marriott will have a brief opportunity to cause a mandatory redemption of Marriott’s joint venture equity.

8.	SYNTHETIC FUEL

In October 2001, we acquired four coal-based synthetic fuel production facilities (the “Facilities”) for $46 million in cash. The synthetic fuel produced at the Facilities through 2007 qualifies for tax credits based on Section 29 of the Internal Revenue Code (credits are not available for fuel produced after 2007). We began operating these Facilities in the first quarter of 2002. Operation of the Facilities, together with the benefit arising from the tax credits, has been, and we expect will continue to be, significantly accretive to our net income. Although the Facilities produce significant losses, these are more than offset by the tax credits generated under Section 29, which reduce our income tax expense. In fiscal year 2003, our synthetic fuel operation reflected sales of $302 million, equity income of $10 million, and an operating loss of $104 million, resulting in a tax benefit of $245 million, including tax credits of $211 million, offset by minority interest expense of $55 million.

On June 21, 2003, we completed the previously announced sale of an approximately 50 percent ownership interest in the synthetic fuel operation. We received cash and promissory notes totaling $25 million at closing, and we are receiving additional profits that we expect will continue over the life of the venture based on the actual amount of tax credits allocated to the purchaser. We earned $56 million of such additional profits in 2003. Certain post-closing conditions, including our receipt of satisfactory private letter rulings from the Internal Revenue Service, were satisfied during the fourth quarter. Those rulings confirm, among other things, both that the process used by our synthetic fuel operations produces a “qualified fuel” as required by Section 29 of the Internal Revenue Code and the validity of the ownership structure of the joint venture with the purchaser of a 50 percent interest in our synthetic fuel operation. After reviewing the private letter rulings, the purchaser informed us in writing that it would not be exercising a one-time “put option,” which would potentially have allowed it to return its ownership interest to us if satisfactory rulings had not been obtained prior to December 15, 2003.

As a result of the put option, we continued to consolidate the synthetic fuel operation through November 6, 2003. Effective November 7, 2003, because the put option was voided, we account for the synthetic fuel joint venture using the equity method of accounting. The $24 million of additional profits we received from the joint venture partner beginning November 7, 2003, along with our share of the equity in losses of the synthetic fuel joint venture, are reflected in the income statement under Equity in earnings/(losses) from synthetic fuel. The additional profits earned prior to November 7, 2003, along with the revenue generated from the previously consolidated synthetic fuel joint venture, are included in synthetic fuel revenue in the income statement.

9.	ASSETS HELD FOR SALE - DISCONTINUED OPERATIONS

Senior Living Services

In December 2001, management approved and committed to a plan to exit the companion living concept of senior living services and sell the related properties within the next 12 months. We recorded an impairment charge of $60 million to adjust the carrying value of the properties to their estimated fair value for the year ended December 28, 2001. On October 1, 2002, we completed the sale of these properties for $62 million which exceeded our previous estimate of fair value by $11 million. We included the $11 million gain in discontinued operations for the year ended January 3, 2003.

In the second quarter of 2002, we sold five senior living communities for $59 million. We ceased operations of these communities under long-term management agreements after the sale of the business to Sunrise. We accounted for these sales under the full accrual method in accordance with FAS No. 66. We continue to provide an operating profit guarantee to the buyer, and fundings under that guarantee are applied against the initial deferred gain of $6 million. As of January 2, 2004, the remaining deferred gain was $3 million.

On December 17, 2002, we sold 12 senior living communities to CNL for approximately $89 million. We accounted for the sale under the full accrual method in accordance with FAS No. 66; and we recorded an after-tax loss of approximately $13 million. On December 30, 2002, we entered into a definitive agreement to sell our senior living management business to Sunrise and to sell nine senior living communities to CNL. We completed the sales to Sunrise and CNL in addition to the related sale of a parcel of land to Sunrise in March 2003 for $266 million and recognized a gain, net of taxes, of $23 million.

Also, on December 30, 2002, we purchased 14 senior living communities for approximately $15 million in cash, plus the assumption of $227 million in debt, from an unrelated owner. We had previously agreed to provide a form of credit enhancement on the outstanding debt related to these communities. Management approved and committed to a plan to sell these communities within 12 months. As part of that plan, on March 31, 2003, we acquired all of the subordinated credit-enhanced mortgage securities relating to the 14 communities in a transaction in which we issued $46 million of unsecured Marriott International, Inc. notes, due April 2004. In the 2003 third quarter, we sold the 14 communities to CNL for approximately $184 million. We provided a $92 million acquisition loan to CNL in connection with the sale. Sunrise currently operates, and will continue to operate, the 14 communities under long-term management agreements. We recorded a gain, net of taxes, of $1 million.

For the year ended January 3, 2003, we had recorded an after-tax charge of $131 million associated with our agreement to sell our senior living management business. Accordingly, the operating results of our senior living segment are reported in discontinued operations during the years ended January 2, 2004, January 3, 2003 and December 28, 2001, and the remaining assets and liabilities were classified as assets held for sale and liabilities of businesses held for sale, respectively, on the balance sheet at January 3, 2003. There were no assets or liabilities remaining at January 2, 2004.

The following table provides additional income statement and balance sheet information relating to the Senior Living Services business:

($ in millions)	2003	2002	2001
Income Statement Summary
Sales	$184	$802	$729

Pretax income (loss) on operations	$11	$37	$(45)
Tax (provision) benefit	(4)	(14)	16

Income (loss) on operations, net of tax	$7	$23	$(29)

Pretax gain (loss) on disposal	$31	$(141)	$—
Tax (provision) benefit	(12)	10	—

Gain (loss) on disposal, net of tax	$19	$(131)	$—

Balance Sheet Summary
Property, plant and equipment	$—	$434	$495
Goodwill	—	115	115
Other assets	—	54	63
Liabilities	—	317	281

The tax benefit in 2002 of $10 million associated with the loss on disposal includes $45 million of additional taxes related to goodwill with no tax basis.

Distribution Services

In the third quarter of 2002, we completed a previously announced strategic review of our Distribution Services business and decided to exit that business. We completed that exit during the fourth quarter of 2002 through a combination of transferring certain facilities, closing other facilities and other suitable arrangements. In the year ended January 3, 2003, we recognized a pretax charge of $65 million in connection with the decision to exit this business. The charge includes: (1) $15 million for payments to third parties to subsidize their assumption of, or in some cases to terminate, existing distribution or warehouse lease contracts; (2) $9 million for severance costs; (3) $10 million related to the adjusting of fixed assets to net realizable values; (4) $2 million related to inventory losses; (5) $15 million for losses on equipment leases; (6) $10 million for losses on warehouse leases; and (7) $4 million of other associated charges. For the year ended January 2, 2004, we incurred exit costs, net of tax, of $2 million, primarily related to ongoing compensation costs associated with the wind down. We also reversed $2 million, net of tax, for previously estimated exit costs, which we deemed no longer necessary.

The following table provides additional income statement and balance sheet information relating to the Distribution Services business:

($ in millions)	2003	2002	2001
Income Statement Summary
Sales	$—	$1,376	$1,637

Pretax loss from operations	$—	$(24)	$(6)
Tax benefit	—	10	2

Loss on operations, net of tax	$—	$(14)	$(4)

Pretax exit costs	$—	$(65)	$—
Tax benefit	—	25	—

Exit costs, net of tax	$—	$(40)	$—

Balance Sheet Summary
Property, plant and equipment	$—	$9	$25
Other assets	—	21	191
Liabilities	—	49	86

Other Assets Held for Sale

Included in assets held for sale at January 3, 2003 is $31 million, representing one full-service lodging property, which was subsequently sold in July 2003, for $39 million, subject to a long-term management agreement. Included in liabilities of businesses held for sale at January 3, 2003 is $24 million of liabilities related to the full-service lodging property held for sale.

10.	INTANGIBLE ASSETS

($ in millions)	2003	2002
Management, franchise and license agreements	$730	$673
Goodwill	1,051	1,052

	1,781	1,725
Accumulated amortization	(332)	(307)

	$1,449	$1,418

We amortize intangible assets on a straight-line basis over periods of three to 40 years. Intangible amortization expense, including amounts related to discontinued operations, totaled $28 million in 2003, $42 million in 2002 and $80 million in 2001.

In the fourth quarter of 2002, we performed the annual goodwill impairment tests required by FAS No. 142. During the fourth quarter of 2002, we continued to experience softness in demand for corporate housing, and the ExecuStay business results did not start to recover as previously anticipated, particularly in New York. Additionally, we decided to convert certain geographical markets to franchises, which we anticipate will result in more stable, albeit lower, profit growth. Due to the increased focus on franchising, the continued weak operating environment, and a consequent delay in the expectations for recovery of this business from the current operating environment, we recorded a $50 million pretax charge in the fourth quarter of 2002. In calculating this impairment charge, we estimated the fair value of the ExecuStay reporting unit using a combination of discounted cash flow methodology and recent comparable transactions. We again performed an impairment test in 2003 and determined that no impairment charge was necessary for the 2003 fiscal year.

11.	SHAREHOLDERS’ EQUITY

Eight hundred million shares of our Class A Common Stock, with a par value of $.01 per share, are authorized. Ten million shares of preferred stock, without par value, are authorized, 200,000 shares have been issued, 100,000 of which were for the Employee Stock Ownership Plan (ESOP) and 100,000 of which were for Capped Convertible Preferred Stock. As of January 2, 2004, there were no outstanding shares of the ESOP stock, and all the shares of the Capped Convertible Preferred Stock shares were retired and cancelled.

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

During the second quarter of 2000 we established an employee stock ownership plan solely to fund employer contributions to the profit sharing plan. The ESOP acquired 100,000 shares of special-purpose Company convertible preferred stock (ESOP Preferred Stock) for $1 billion. The ESOP Preferred Stock has a stated value and liquidation preference of $10,000 per share, pays a quarterly dividend of 1 percent of the stated value, and is convertible into our Class A Common Stock at any time based on the amount of our contributions to the ESOP and the market price of the common stock on the conversion date, subject to certain caps and a floor price. We hold a note from the ESOP, which is eliminated upon consolidation, for the purchase price of the ESOP Preferred Stock. The shares of ESOP Preferred Stock are pledged as collateral for the repayment of the ESOP’s note, and those shares are released from the pledge as principal on the note is repaid. Shares of ESOP Preferred Stock released from the pledge may be redeemed for cash based on the value of the common stock into which those shares may be converted. Principal and interest payments on the ESOP’s debt were forgiven periodically to fund contributions to the ESOP and release shares of ESOP Preferred Stock. Unearned ESOP shares have been reflected within shareholders’ equity and are amortized as shares of ESOP Preferred Stock are released and cash is allocated to employees’ accounts. The fair market value of the unearned ESOP shares at December 28, 2001 was $263 million. The last of the shares of ESOP Preferred Stock were released to fund contributions as of July 18, 2002 at which time the remainder of the principal and interest due on the ESOP’s note was forgiven. As of January 2, 2004, there were no outstanding shares of ESOP Preferred Stock.

Accumulated other comprehensive loss of $41 million and $70 million at January 2, 2004 and January 3, 2003, respectively, consists primarily of fair value changes of certain financial instruments and foreign currency translation adjustments.

12.	INCOME TAXES

Total deferred tax assets and liabilities as of January 2, 2004 and January 3, 2003, were as follows:

($ in millions)	2003	2002
Deferred tax assets	$797	$717
Deferred tax liabilities	(331)	(348)

Net deferred taxes	$466	$369

The tax effect of each type of temporary difference and carry forward that gives rise to a significant portion of deferred tax assets and liabilities as of January 2, 2004 and January 3, 2003, were as follows:

($ in millions)	2003	2002
Self-insurance	$20	$35
Employee benefits	170	162
Deferred income	81	52
Other reserves	81	70
Disposition reserves	11	73
Frequent guest program	56	64
Tax credits	198	122
Net operating loss carryforwards	42	42
Timeshare operations	(8)	(18)
Property, equipment and intangible assets	(125)	(136)
Other, net	(23)	(44)

Deferred taxes	503	422
Less: Valuation allowance	(37)	(53)

Net Deferred Taxes	$466	$369

At January 2, 2004, we had approximately $42 million of tax credits that expire through 2023, $156 million of tax credits that do not expire and $42 million of net operating losses that expire through 2022.

We have made no provision for U.S. income taxes or additional foreign taxes, on the cumulative unremitted earnings of non-U.S. subsidiaries ($298 million as of January 2, 2004) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sell our interests in the affiliates. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

The benefit (provision) for income taxes consists of:

($ in millions)	2003	2002	2001
Current - Federal	$5	$(129)	$(138)
- State	(28)	(42)	(17)
- Foreign	(25)	(31)	(21)

	(48)	(202)	(176)

Deferred - Federal	73	146	28
- State	2	24	(4)
- Foreign	16	—	—

	91	170	24

	$43	$(32)	$(152)

The current tax provision does not reflect the benefits attributable to us relating to our ESOP of $70 million in 2002 or the exercise of employee stock options of $40 million in 2003, $25 million in 2002 and $55 million in 2001. The taxes applicable to other comprehensive income are not material.

A reconciliation of the U.S. statutory tax rate to our effective income tax rate for continuing operations follows:

	2003	2002	2001
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	3.8	4.0	3.7
Foreign income	(1.1)	(1.5)	(2.9)
Reduction of valuation allowance	(3.2)	—	—
Tax credits	(43.9)	(34.8)	(3.6)
Goodwill	—	3.6	2.5
Other, net	0.6	0.5	1.4

Effective rate	(8.8)%	6.8%	36.1%

Cash paid for income taxes, net of refunds, was $144 million in 2003, $107 million in 2002 and $125 million in 2001.

13. LEASES

We have summarized our future obligations under operating leases at January 2, 2004 below:

Fiscal Year	($ in millions)
2004	$147
2005	149
2006	134
2007	145
2008	145
Thereafter	1,066

Total minimum lease payments	$1,786

Most leases have initial terms of up to 20 years and contain one or more renewal options, generally for five- or 10-year periods. These leases provide for minimum rentals and additional rentals based on our operations of the leased property. The total minimum lease payments above include $623 million representing obligations of consolidated subsidiaries that are non-recourse to Marriott International, Inc.

Rent expense consists of:

($ in millions)	2003	2002	2001
Minimum rentals	$134	$131	$131
Additional rentals	68	75	87

	$202	$206	$218

The totals above exclude minimum rent expenses of $8 million, $34 million and $33 million, and additional rent expenses of $1 million, $4 million and $4 million, for 2003, 2002 and 2001, respectively, related to the discontinued Senior Living Services business. The totals also do not include minimum rent expenses of $42 million and $20 million for 2002 and 2001, respectively, related to the discontinued Distribution Services business.

14.	LONG-TERM DEBT

Our long-term debt at January 2, 2004 and January 3, 2003, consisted of the following:

	2003	2002
($ in millions)
Senior Notes:
Series A, matured November 15, 2003	$—	$200
Series B, interest rate of 6.875%, maturing November 15, 2005	200	200
Series C, interest rate of 7.875%, maturing September 15, 2009	299	299
Series D, interest rate of 8.125%, maturing April 1, 2005	275	300
Series E, interest rate of 7.0%, maturing January 15, 2008	293	299
Other senior notes, interest rate of 3.114% at January 2, 2004, maturing April 1, 2004	46	3
Commercial paper, average interest rate of 2.1% at January 3, 2003	—	102
Mortgage debt, interest rate of 7.9%, maturing May 1, 2025	178	181
Other	102	129
LYONs	62	61

	1,455	1,774
Less current portion	(64)	(221)

	$1,391	$1,553

As of January 2, 2004 all debt, other than mortgage debt and $11 million of other debt, is unsecured.

We have $500 million available for future offerings under “universal shelf” registration statements we have filed with the SEC.

In January 2001, we issued, through a private placement, $300 million of 7 percent Series E Notes due 2008, and received net proceeds of $297 million. On January 15, 2002 we completed a registered exchange offer to exchange these notes for publicly registered new notes on substantially identical terms.

We are party to two multicurrency revolving credit facilities that provide for aggregate borrowings of up to $2 billion; a $1.5 billion facility entered into in July 2001 which expires in July 2006; and a $500 million facility entered into in August 2003 which expires in August 2006. Borrowings under the facilities bear interest at the London Interbank Offered Rate (LIBOR) plus a spread, based on our public debt rating. Additionally, we pay annual fees on the facilities at a rate also based on our public debt rating. We classify commercial paper, which is supported by the facilities, as long-term debt based on our ability and intent to refinance it on a long-term basis.

We are in compliance with covenants in our loan agreements, which require the maintenance of certain financial ratios and minimum shareholders’ equity, and also include, among other things, limitations on additional indebtedness and the pledging of assets.

Our 2002 statement of cash flows does not include the assumption of $227 million of debt associated with our acquisition of 14 Senior Living communities, the contribution of the Ramada license agreements to the joint venture with Cendant at their carrying value of approximately $200 million, and $23 million of other joint venture investments. Our 2001 statement of cash flows does not include $109 million of financing and joint venture investments made by us in connection with asset sales.

Aggregate debt maturities are: 2004—$64 million; 2005—$495 million; 2006—$13 million; 2007—$10 million;
2008—$303 million and $570 million thereafter.

Cash paid for interest (including discontinued operations), net of amounts capitalized was $94 million in 2003, $71 million in 2002 and $68 million in 2001.

We have outstanding approximately $70 million in face amount of our zero-coupon convertible senior notes known as LYONs which are due in 2021. These LYONs, which we issued on May 8, 2001, are convertible into approximately 0.9 million shares of our Class A Common Stock, and carry a yield to maturity of 0.75 percent. We may redeem the LYONs on or after May 8, 2004. The holders may also at their option require us to purchase the LYONs at their accreted value on May 8 of each of 2004, 2011 and 2016. We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A Common Stock. We classify LYONs as long-term debt based on our ability and intent to refinance the obligation with long-term debt if we are required to repurchase the LYONs.

15.	EARNINGS PER SHARE

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

(in millions, except per share amounts)	2003	2002	2001
Computation of Basic Earnings Per Share
Income from continuing operations	$476	$439	$269
Weighted average shares outstanding	232.5	240.3	243.3

Basic earnings per share from continuing operations	$2.05	$1.83	$1.10

Computation of Diluted Earnings Per Share
Income from continuing operations	$476	$439	$269
After-tax interest expense on convertible debt	—	4	—

Income from continuing operations for diluted earnings per share	$476	$443	$269

Weighted average shares outstanding	232.5	240.3	243.3
Effect of dilutive securities
Employee stock purchase plan	—	—	—
Employee stock option plan	6.6	6.2	7.9
Deferred stock incentive plan	4.8	5.2	5.5
Restricted stock units	0.6	—	—
Convertible debt	0.9	2.9	—

Shares for diluted earnings per share	245.4	254.6	256.7

Diluted earnings per share from continuing operations	$1.94	$1.74	$1.05

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. The determination as to dilution is based on earnings from continuing operations. In accordance with FAS No. 128 “Earnings per Share,” the calculation of diluted earnings per share does not include the following items because the option exercise prices are greater than the average market price for our Class A Common Stock for the applicable period:

(a)	for the year ended January 2, 2004, 5.7 million stock options;

(b)	for the year ended January 3, 2003, 6.9 million stock options; and

(c)	for the year ended December 28, 2001, 5.1 million stock options.

In addition to item (c) above, the calculation of diluted earnings per share for the year ended December 28, 2001, also excludes $5 million of after-tax interest expense on convertible debt and 4.1 million shares issuable upon conversion of convertible debt, as their inclusion would increase, rather than decrease, diluted earnings per share.

16.	EMPLOYEE STOCK PLANS

We issue stock options, deferred shares, restricted shares and restricted stock units under our 2002 Comprehensive Stock and Cash Incentive Plan (Comprehensive Plan). Under the Comprehensive Plan, we may award to participating employees (1) options to purchase our Class A Common Stock (Stock Option Program and Supplemental Executive Stock Option awards), (2) deferred shares of our Class A Common Stock, (3) restricted shares of our Class A Common Stock, and (4) restricted stock units of our Class A Common Stock. In addition we have an employee stock purchase plan (Stock Purchase Plan). In accordance with the provision of Opinion No. 25 of the Accounting Principles Board, we recognize no compensation cost for the Stock Option Program, the Supplemental Executive Stock Option awards or the Stock Purchase Plan. We recognize compensation cost for the restricted stock, deferred shares and restricted stock unit awards.

Deferred shares granted to directors, officers and key employees under the Comprehensive Plan generally vest over 5 to 10 years in annual installments commencing one year after the date of grant. We accrue compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. We granted 0.1 million deferred shares during 2003. Compensation cost, net of tax, recognized during 2003, 2002 and 2001 was $7 million, $6 million and $16 million, respectively. At January 2, 2004, there was approximately $21 million in deferred compensation related to deferred shares.

Restricted shares under the Comprehensive Plan are issued to officers and key employees and distributed over a number of years in annual installments, subject to certain prescribed conditions including continued employment. We recognize compensation expense for the restricted shares over the restriction period equal to the fair market value of the shares on the date of issuance. We awarded 0.2 million restricted shares under this plan during 2003. We recognized compensation cost, net of tax, of $4 million in 2003, $3 million in 2002 and $3 million in 2001. At January 2, 2004, there was approximately $16 million in deferred compensation related to restricted shares.

Restricted stock units under the Comprehensive Plan are issued to certain officers and key employees and vest over four years in annual installments commencing one year after the date of grant. We accrue compensation expense for the fair market value of the shares on the date of grant. Included in the 2003 compensation costs is $8 million, net of tax, related to the grant of approximately 1.9 million units under the restricted stock unit plan which was started in the first quarter of 2003. At January 2, 2004, there was approximately $44 million in deferred compensation related to unit grants. Under the unit plan, fixed grants will be awarded annually to certain employees.

Under the Stock Purchase Plan, eligible employees may purchase our Class A Common Stock through payroll deductions at the lower of the market value at the beginning or end of each plan year.

Employee stock options may be granted to officers and key employees at exercise prices equal to the market price of our Class A Common Stock on the date of grant. Nonqualified options expire 10 years after the date of grant, except those issued from 1990 through 2000, which expire 15 years after the date of the grant. Most options under the Stock Option Program are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. In February 1997, 2.2 million Supplemental Executive Stock Option awards were awarded to certain of our officers. The options vest after eight years but could vest earlier if our stock price meets certain performance criteria. None of these options, which have an exercise price of $25, were exercised during 2003, 2002 or 2001 and 2.0 million remained outstanding at January 2, 2004.

For the purposes of the disclosures required by FAS No. 123, “Accounting for Stock-Based Compensation,” the fair value of each option granted during 2003, 2002 and 2001 was $11, $14 and $16, respectively. We estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing method, using the assumptions noted in the following table:

	2003	2002	2001
Annual dividends	$0.30	$0.28	$0.26
Expected volatility	32%	32%	32%
Risk-free interest rate	3.5%	3.6%	4.9%
Expected life (in years)	7	7	7

Pro forma compensation cost for the Stock Option Program, the Supplemental Executive Stock Option awards and employee purchases pursuant to the Stock Purchase Plan subsequent to December 30, 1994, would reduce our net income as described in the “Summary of Significant Accounting Policies” as required by FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123.”

A summary of our Stock Option Program activity during 2003, 2002 and 2001 is presented below:

	Number of Options (in millions)	Weighted Average Exercise Price
Outstanding at December 30, 2000	30.0	$23
Granted during the year	13.4	36
Exercised during the year	(4.2)	18
Forfeited during the year	(0.9)	34

Outstanding at December 28, 2001	38.3	29
Granted during the year	1.4	37
Exercised during the year	(1.6)	22
Forfeited during the year	(0.6)	37

Outstanding at January 3, 2003	37.5	29
Granted during the year	4.0	30
Exercised during the year	(4.6)	22
Forfeited during the year	(0.7)	37

Outstanding at January 2, 2004	36.2	$29

There were 25.1 million, 24.9 million and 20.2 million exercisable options under the Stock Option Program at January 2, 2004, January 3, 2003 and December 28, 2001, respectively, with weighted average exercise prices of $28, $25 and $22, respectively.

At January 2, 2004, 55.1 million shares were reserved under the Comprehensive Plan (including 38.1 million shares under the Stock Option Program and 1.9 million shares of the Supplemental Executive Stock Option awards) and 5.9 million shares were reserved under the Stock Purchase Plan.

Stock options issued under the Stock Option Program outstanding at January 2, 2004, were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options (in millions)	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options (in millions)	Weighted Average Exercise Price
$ 3 to 5	0.7	2	$3	0.7	$3
6 to 9	1.5	4	7	1.5	7
10 to 15	2.2	6	13	2.2	13
16 to 24	1.5	7	17	1.5	17
25 to 37	23.6	9	31	15.9	31
38 to 49	6.7	8	44	3.3	45

$ 3 to 49	36.2	8	$30	25.1	$28

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We believe that the fair values of current assets and current liabilities approximate their reported carrying amounts. The fair values of noncurrent financial assets, liabilities and derivatives are shown below.

	2003		2002
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and other receivables	$1,740	$1,778	$1,506	$1,514

Long-term debt and other long-term liabilities	$1,373	$1,487	$1,482	$1,556

Derivative instruments	$(1)	$(1)	$(2)	$(2)

We value notes and other receivables based on the expected future cash flows discounted at risk adjusted rates. We determine valuations for long-term debt and other long-term liabilities based on quoted market prices or expected future payments discounted at risk adjusted rates.

18.	DERIVATIVE INSTRUMENTS

During the year ended January 2, 2004, we entered into an interest rate swap agreement under which we receive a floating rate of interest and pay a fixed rate of interest. The swap modifies our interest rate exposure by effectively converting a note receivable with a fixed rate to a floating rate. The aggregate notional amount of the swap is $92 million and it matures in 2010. The swap is classified as a fair value hedge, and the change in the fair value of the swap, as well as the change in the fair value of the underlying note receivable, is recognized in interest income. The fair value of the swap was a liability of approximately $3 million at January 2, 2004. The hedge is highly effective and therefore no net gain or loss was reported in earnings during the year ended January 2, 2004.

At January 2, 2004, we had six outstanding interest rate swap agreements to manage interest rate risk associated with the residual interests we retain in conjunction with our timeshare note sales. We are required by purchasers and/or rating agencies to utilize interest rate swaps to protect the excess spread within our sold note pools. The aggregate notional amount of the swaps is $726 million, and they expire through 2022. These swaps are not accounted for as hedges under FAS No. 133. The fair value of the swaps is a net asset of approximately $1 million at January 2, 2004 and a net liability of $2 million at January 3, 2003. We recorded $1 million, $21 million, and $8 million of expense during the years ended January 2, 2004, January 3, 2003 and December 28, 2001, respectively. These expenses were largely offset by income resulting from the change in fair value of the retained interests and note sale gains in response to changes in interest rates.

During the year ended January 2, 2004, we entered into an interest rate swap to manage interest rate risk associated with the forecasted fourth quarter 2003 timeshare note sale. The swap was not accounted for as a hedge under FAS No. 133. The swap was terminated upon the sale of the notes and resulted in an expense of $4 million during the year ended January 2, 2004 which is reflected in the net $1 million expense stated above.

On December 31, 2003, we entered into 24 foreign exchange option contracts to hedge the potential volatility of earnings and cash flows associated with variations in foreign exchange rates during fiscal year 2004. The aggregate dollar equivalent of the notional amounts of the option contracts is approximately $37 million, and the forward option contracts expire throughout 2004. The option contracts are classified as cash flow hedges, and changes in fair value are recorded as a component of other comprehensive income. The fair value of the forward contracts is approximately $1 million at January 2, 2004. The hedges are highly effective. There was no net gain or loss reported in earnings during the year ended January 2, 2004, relating to similar contracts that expired during that year.

During the year ended January 2, 2004, we entered into two forward foreign exchange contracts to manage the foreign currency exposure related to certain monetary assets denominated in Pound Sterling. The aggregate dollar equivalent of the notional amounts of the forward contracts is $34 million at January 2, 2004. The forward exchange contracts are not accounted for as hedges in accordance with FAS No. 133. The fair value of the forward contracts is approximately zero at January 2, 2004. We recorded approximately $2 million of expense relating to these two forward foreign exchange contracts during the year ended January 2, 2004. This expense was offset by income recorded from translating the related monetary assets denominated in Pound Sterling into U.S. dollars.

19.	CONTINGENCIES

Guarantees, Loan Commitments and Letters of Credit

We issue guarantees to certain lenders and hotel owners primarily to obtain long term management contracts. The guarantees generally have a stated maximum amount of funding and a term of five years or less. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are inadequate to cover annual debt service or to repay the loan at the end of the term. The terms of the guarantees to hotel owners generally require us to fund if the affected hotels do not attain specified levels of operating profit.

We also enter into project completion guarantees with certain lenders in conjunction with hotels and timeshare units that we are building.

We also enter into guarantees in conjunction with the sale of notes receivable originated by our timeshare business. These guarantees have terms of between seven and ten years. The terms of the guarantees require us to repurchase a limited amount of non-performing loans under certain circumstances.

Our guarantees include $387 million related to Senior Living Services lease obligations and lifecare bonds. Sunrise is the primary obligor of the leases and a portion of the lifecare bonds, and CNL is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business at the end of the first quarter of 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. Our guarantees also include $47 million of other guarantees associated with the Sunrise sale transaction. As a result of the settlement with Five Star, discussed in Item 3, $41 million of these guarantees, included below, expired subsequent to January 2, 2004.

The maximum potential amount of future fundings and the carrying amount of the liability for expected future fundings at January 2, 2004 are as follows:

($ in millions) Guarantee Type	Maximum Amount of Future Fundings	Liability for Future Fundings at January 2, 2004
Debt service	$378	$12
Operating profit	312	21
Project completion	18	—
Timeshare	19	—
Senior Living Services	434	—
Other	40	3

	$1,201	$36

Our guarantees listed above include $238 million for guarantees that will not be in effect until the underlying hotels open and we begin to manage the properties. The guarantee fundings to lenders and hotel owners are generally recoverable as loans and are generally repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. When we repurchase non-performing timeshare loans, we will either collect the outstanding loan balance in full or foreclose on the asset and subsequently resell it.

As of January 2, 2004, we had extended approximately $80 million of loan commitments to owners of lodging properties under which we expect to fund approximately $44 million by December 3l, 2004, and $60 million in total. We do not expect to fund the remaining $20 million of commitments, which expire as follows: $8 million in one to three years; and $12 million after five years.

Letters of credit outstanding on our behalf at January 2, 2004 totaled $103 million, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of January 2, 2004 totaled $386 million, the majority of which were requested by federal, state, or local governments related to our timeshare and lodging operations and self-insurance programs.

Third parties have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $78 million, as well as for real estate taxes and other charges associated with the leases.

Litigation and Arbitration

CTF/HPI arbitration and litigation. On April 8, 2002, we initiated an arbitration proceeding against CTF Hotel Holdings, Inc. (CTF) and its affiliate, Hotel Property Investments (B.V.I.) Ltd. (HPI), in connection with a dispute over procurement issues for certain Renaissance hotels and resorts that we manage for CTF and HPI. On April 12, 2002, CTF filed a lawsuit in U.S. District Court in Delaware against us and Avendra LLC, alleging that, in connection with procurement at 20 of those hotels, we engaged in improper acts of self-dealing, and claiming breach of fiduciary, contractual and other duties; fraud; misrepresentation; and violations of the RICO and the Robinson-Patman Acts. CTF seeks various remedies, including a stay of the arbitration proceedings against CTF and unspecified actual, treble and punitive damages. The district court enjoined the arbitration with respect to CTF, but granted our request to stay the court proceedings pending the resolution of the arbitration with respect to HPI. Both parties have appealed that ruling. The arbitration panel is scheduled to begin hearing the matter on April 6, 2004.

Strategic Hotel litigation. On August 20, 2002, several direct or indirect subsidiaries of Strategic Hotel Capital, L.L.C. (Strategic) filed suit against us in the Superior Court of Los Angeles County, California in a dispute related to the management, procurement, and rebates related to three California hotels that we manage for Strategic. Strategic alleges that we misused confidential information related to the hotels, improperly allocated corporate overhead to the hotels, engaged in improper self dealing with regard to procurement and rebates, and failed to disclose information related to the above to Strategic. Strategic also claims breach of contract, breach of fiduciary and other duties, unfair and deceptive business practices, unfair competition, and other related causes of action. Strategic seeks various remedies, including unspecified compensatory and exemplary damages, and a declaratory judgment terminating our management agreements. We have filed a cross complaint alleging a breach of Strategic’s covenant not to sue, a breach of the covenant of good faith and fair dealing, breach of an agreement to arbitrate, and a breach of the California unfair competition statute. The case is currently in discovery, and the trial is set for January 24, 2005.

We believe that CTF, HPI and Strategic’s claims against us are without merit, and we intend to vigorously defend against them. However, we cannot assure you as to the outcome of the arbitration or the related litigation; nor can we currently estimate the range of potential losses to the Company.

20.	BUSINESS SEGMENTS

We are a diversified hospitality company with operations in five business segments:

•	Full-Service Lodging, which includes Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, and Ramada International;

•	Select-Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites;

•	Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites, Marriott ExecuStay and Marriott Executive Apartments;

•	Timeshare, which includes the development, marketing, operation and ownership of timeshare properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Horizons by Marriott Vacation Club International and Marriott Grand Residence Club brands; and

•	Synthetic Fuel, which includes our interest in the operation of coal-based synthetic fuel production facilities. Our synthetic fuel operation generated a tax benefit and credits of $245 million and $208 million, respectively, for the years ended January 2, 2004 and January 3, 2003. Included in the year ended January 2, 2004, are tax benefits and tax credits of $211 million and $34 million, respectively, which are allocable to our joint venture partner and reflected in minority interest in the consolidated statements of income.

In addition to the segments above, in 2002 we announced our intent to sell, and subsequently did sell, our Senior Living Services business segment and exited our Distribution Services business segment.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, and interest income. With the exception of our Synthetic Fuel segment, we do not allocate income taxes to our segments. As timeshare note sales are an integral part of the timeshare business, we include timeshare note sale gains in our timeshare segment results and we allocate other gains as well as equity income (losses) from our joint ventures to each of our segments.

We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels, and the regulatory business environment of the brands and operations within each segment.

Revenues

($ in millions)

	2003	2002	2001
Full-Service	$5,876	$5,508	$5,260
Select-Service	1,000	967	864
Extended-Stay	557	600	635
Timeshare	1,279	1,147	1,009

Total lodging	8,712	8,222	7,768
Synthetic fuel	302	193	—

	$9,014	$8,415	$7,768

Income from Continuing Operations

($ in millions)

	2003	2002	2001
Full-Service	$407	$397	$294
Select-Service	99	130	145
Extended-Stay	47	(3)	55
Timeshare	149	183	147

Total lodging financial results (pretax)	702	707	641
Synthetic fuel (after tax)	96	74	—
Unallocated corporate expenses	(132)	(126)	(157)
Interest income, provision for loan losses and interest expense	12	24	(63)
Income taxes (excluding Synthetic fuel)	(202)	(240)	(152)

	$476	$439	$269

Equity in Earnings (Losses) of Equity Method Investees ($ in millions)
	2003	2002	2001
Full-Service	$8	$5	$(11)
Select-Service	(22)	(8)	5
Timeshare	(4)	(2)	(1)
Synthetic fuel	10	—	—
Corporate	1	(1)	(7)

	$(7)	$(6)	$(14)

Depreciation and Amortization ($ in millions)
	2003	2002	2001
Full-Service	$54	$54	$81
Select-Service	10	9	10
Extended-Stay	10	10	16
Timeshare	49	38	34

Total lodging	123	111	141
Corporate	29	31	37
Synthetic fuel	8	8	—
Discontinued operations	—	37	44

	$160	$187	$222

Assets ($ in millions)
	2003	2002	2001
Full-Service	$3,436	$3,423	$3,394
Select-Service	833	771	931
Extended-Stay	286	274	366
Timeshare	2,350	2,225	2,109

Total lodging	6,905	6,693	6,800
Corporate	1,189	911	1,369
Synthetic fuel	83	59	49
Discontinued operations	—	633	889

	$8,177	$8,296	$9,107

Equity Method Investments

($ in millions)

	2003	2002	2001
Full–Service	$310	$327	$138
Select–Service	95	114	109
Timeshare	22	13	19

Total lodging	427	454	266
Corporate	41	21	15

	$468	$475	$281

Goodwill

($ in millions)

	2003	2002	2001
Full-Service	$851	$851	$851
Select-Service	—	—	—
Extended-Stay	72	72	126
Timeshare	—	—	—

Total lodging	$923	$923	$977

Capital Expenditures

($ in millions)

	2003	2002	2001
Full-Service	$93	$138	$186
Select-Service	38	23	140
Extended-Stay	3	39	52
Timeshare	45	36	75

Total lodging	179	236	453
Corporate	16	20	30
Synthetic fuel	—	7	49
Discontinued operations	15	29	28

	$210	$292	$560

Segment expenses include selling expenses directly related to the operations of the businesses, aggregating $453 million in 2003, $423 million in 2002 and $388 million in 2001. Over 90 percent of the selling expenses are related to our Timeshare segment.

The consolidated financial statements include the following related to international operations: sales of $563 million in 2003, $450 million in 2002 and $477 million in 2001; financial results of $102 million in 2003, $94 million in 2002 and $42 million in 2001; and fixed assets of $395 million in 2003, $308 million in 2002 and $230 million in 2001. No individual country other than the United States constitutes a material portion of our sales, financial results or fixed assets.

21.	2001 RESTRUCTURING COSTS AND OTHER CHARGES

Restructuring Costs and Other Charges

The Company experienced a significant decline in demand for hotel rooms in the aftermath of the September 11, 2001 attacks in New York and Washington and the subsequent dramatic downturn in the economy. This decline resulted in reduced management and franchise fees, cancellation of development projects, and anticipated losses associated with guarantees and loans. In 2001, we responded by implementing certain companywide cost-saving measures, although we did not significantly change the scope of our operations. As a result of our restructuring plan, in the fourth quarter of 2001 we recorded pre-tax restructuring costs of $62 million, including (1) $15 million in severance costs; (2) $19 million primarily associated with a loss on a sublease of excess space arising from the reduction in personnel; and (3) $28 million related to the write-off of capitalized costs relating to development projects no longer deemed viable. We also incurred $142 million of other charges including (1) $85 million related to reserves for guarantees and loan losses; (2) $12 million related to accounts receivable reserves; (3) $13 million related to the write-down of properties held for sale; and (4) $32 million related to the impairment of technology related investments and other write-offs. We have provided below detailed information related to the restructuring costs and other charges, which were recorded in the fourth quarter of 2001 as a result of the economic downturn and the unfavorable lodging environment.

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

Facilities Exit Costs

As a result of the workforce reduction and delay in filling vacant positions, we consolidated excess corporate facilities in 2001. At that time, we recorded a restructuring charge of approximately $14 million primarily related to lease terminations and noncancelable lease costs in excess of estimated sublease income. In 2001, we also recorded a $5 million charge for lease terminations resulting from cancellations of leased units by our corporate apartment business, primarily in downtown New York City.

Development Cancellations and Elimination of Product Line

We incur certain costs associated with the development of properties, including legal costs, the cost of land and planning and design costs. We capitalize these costs as incurred, and they become part of the cost basis of the property once it is developed. As a result of the dramatic downturn in the economy in the aftermath of the September 11, 2001 attacks, we decided to cancel development projects that were no longer deemed viable. As a result, in 2001, we expensed $28 million of previously capitalized costs.

2001 Other Charges

Reserves for Guarantees and Loan Losses

We issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. We also advance loans to some owners of properties that we manage. As a result of the downturn in the economy, certain hotels experienced significant declines in profitability and the owners were not able to meet debt service obligations to the Company or in some cases, to other third-party lending institutions. As a result, in 2001, based upon cash flow projections, we expected to make fundings under certain guarantees that we did not expect to recover, and we expected that several of the loans made by us would not be repaid according to their original terms. Due to these expected non-recoverable guarantee fundings and expected loan losses, we recorded charges of $85 million in the fourth quarter of 2001.

Accounts Receivable - Bad Debts

In the fourth quarter of 2001, we reserved $12 million of accounts receivable which we deemed uncollectible following an analysis of these accounts, generally as a result of the unfavorable hotel operating environment.

Asset Impairments

In 2001, we recorded a charge related to the impairment of an investment in a technology-related joint venture

($22 million), losses on the anticipated sale of three lodging properties ($13 million), write-offs of investments in management contracts and other assets ($8 million), and the write-off of capitalized software costs arising from a decision to change a technology platform ($2 million).

The following table summarizes our remaining restructuring liability ($ in millions):

	Restructuring Costs and Other Charges Liability at January 3, 2003	Cash Payments Made in the Year Ended January 2, 2004	Charges (Reversed) Accrued in the Year Ended January 2, 2004	Restructuring Costs and Other Charges Liability at January 2, 2004
Severance	$2	$(1)	$(1)	$—
Facilities exit costs	11	(2)	4	13

Total restructuring costs	13	(3)	3	13
Reserves for guarantees and loan losses	21	(14)	—	7

Total	$34	$(17)	$3	$20

As a result of the workforce reduction and delay in filling vacant positions, we consolidated excess corporate facilities in 2001. At that time, we recorded a restructuring charge of approximately $14 million primarily related to lease terminations and noncancelable lease costs in excess of estimated sublease income. The liability is paid over the lease term which ends in 2012; and as of January 2, 2004, the balance was $13 million. In 2003, we revised our estimates to reflect the impact of higher property taxes, the delay in filling excess space and a reduction in the expected sublease rate we are able to charge, resulting in an increase in the liability of $4 million.

The remaining liability related to fundings under guarantees will be substantially paid by January 2005. The amounts related to the space reduction and resulting lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2012.

The following tables provide further detail on the 2001 charges:

2001 Operating Income Impact ($ in millions)

	Full-Service	Select-Service	Extended-Stay	Timeshare	Unallocated Corporate Expenses	Total
Severance	$7	$1	$1	$2	$4	$15
Facilities exit costs	—	—	5	—	14	19
Development cancellations and elimination of product line	19	4	5	—	—	28

Total restructuring costs	26	5	11	2	18	62
Reserves for guarantees and loan losses	30	3	3	—	—	36
Accounts receivable – bad debts	11	1	—	—	—	12
Write-down of properties held for sale	9	4	—	—	—	13
Impairment of technology-related investments and other	8	—	2	—	22	32

Total	$84	$13	$16	$2	$40	$155

2001 Interest Income and Provision for Loan Losses Impact ($ in millions)

	Provision for loan losses	Interest income	Total
Reserves for guarantees and loan losses	$43	$6	$49

In addition to the above, in 2001, we recorded restructuring charges of $62 million and other charges of $5 million now reflected in our losses from discontinued operations. The restructuring liability related to discontinued operations was $3 million as of December 28, 2001 and $1 million as of January 3, 2003. We had no remaining restructuring liability related to discontinued operations as of January 2, 2004.

22.	RELATED PARTY TRANSACTIONS

We have equity method investments in entities that own hotels where we provide management and/or franchise services for which we receive a fee. In addition, in some cases we provide loans, preferred equity, or guarantees to these entities. The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

	2003	2002	2001
($ in millions)

Base management fees	$56	$48	$48
Incentive management fees	4	4	4
Cost reimbursements	699	557	559
Other revenue	28	26	28

Total Revenue	$787	$635	$639

General, administrative and other	$(11)	$(11)	$(15)
Reimbursed costs	(699)	(557)	(559)
Interest income	77	66	51
Provision for loan losses	(2)	(5)	—

Balance Sheet Data

	2003	2002
($ in millions)

Due to equity method investees	$(2)	$(1)
Due from equity method investees	623	532

QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)

	Fiscal Year 2003 [1,2,4]
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Sales [3]	$2,023	$2,016	$2,109	$2,866	$9,014

Operating income [3]	58	68	90	161	377

Income from continuing operations, after taxes and minority interest	87	126	93	170	476
Discontinued operations, after tax	29	(1)	(1)	(1)	26

Net income	116	125	92	169	502

Diluted earnings per share from continuing operations	.36	.52	.38	.69	1.94
Diluted earnings (losses) per share from discontinued operations	.12	(.01)	(.01)	—	.11

Diluted earnings per share	$.48	$.51	$.37	$.69	$2.05

	Fiscal Year 2002 [1,2,4]
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Sales [3]	$1,795	$2,019	$1,908	$2,693	$8,415

Operating income [3]	109	100	75	37	321

Income from continuing operations, after taxes and minority interest	82	127	114	116	439
Discontinued operations, after tax	—	2	(11)	(153)	(162)

Net income (loss)	82	129	103	(37)	277

Diluted earnings per share from continuing operations	.32	.49	.45	.47	1.74
Diluted earnings (losses) per share from discontinued operations	—	.01	(.04)	(.62)	(.64)

Diluted earnings (losses) per share	$.32	$.50	$.41	$(.15)	$1.10

[1]	Fiscal year 2003 included 52 weeks and fiscal year 2002 included 53 weeks.

[2]	The quarters consisted of 12 weeks, except the fourth quarter of 2003, which consisted of 16 weeks, and the fourth quarter of 2002, which consisted of 17 weeks.

[3]	We have adjusted our current year and prior year balances to exclude the Senior Living Services and Distribution Services discontinued operations.

[4]	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 3, 2002, upon the recommendation of our Audit Committee, the Board of Directors dismissed Arthur Andersen LLP (Arthur Andersen) as our independent auditors and appointed Ernst & Young LLP (Ernst & Young) to serve as Marriott International’s independent auditors for the fiscal year ending on January 3, 2003. The change in auditors was effective May 3, 2002.

Arthur Andersen’s reports on Marriott International’s consolidated financial statements for the fiscal year ended
December 28, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 28, 2001 and through May 3, 2002, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such periods; and (ii) there were no reportable events as defined in
Item 304(a)(1)(v) of Regulation S-K.

During 2001 and through the date of their appointment, Marriott did not consult Ernst & Young with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or (ii) any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Since the date of their appointment, there have been: (i) no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for the fiscal years ended January 2, 2004, January 3, 2003 and December 28, 2001; and (ii) there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no changes in the internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting. Based upon the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

PART III

ITEMS 10, 11, 12, 13, 14.

As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with the 2004 Annual Meeting of Shareholders by reference in this Form 10-K Annual Report.

ITEM 10.	We incorporate this information by reference to the “Directors Standing For Election,” “Directors Continuing In Office” and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of our Proxy Statement. We have included information regarding our executive officers and our Code of Ethics below.

ITEM 11.	We incorporate this information by reference to the “Executive Compensation” section of our Proxy Statement.

ITEM 12.	We incorporate this information by reference to the “Stock Ownership” section of our Proxy Statement.

ITEM 13.	We incorporate this information by reference to the “Certain Transactions” section of our Proxy Statement.

ITEM 14.	We incorporate this information by reference to the “Principal Accountant Fees and Services” section of our Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers.

Name and Title	Age	Business Experience
J.W. Marriott, Jr. Chairman of the Board and Chief Executive Officer	71

Mr. Marriott joined Marriott Corporation (now known as Host Marriott Corporation) in 1956, became President and a director in 1964, Chief Executive Officer in 1972 and Chairman of the Board in 1985. Mr. Marriott also is a director of the National Urban League, the Naval Academy Endowment Trust and Sunrise Senior Living, Inc. He serves on the Board of Trustees of the National Geographic Society and The J. Willard & Alice S. Marriott Foundation, and is a member of the Executive Committee of the World Travel & Tourism Council and the Business Council.

Mr. Marriott has served as Chairman and Chief Executive Officer of the Company since its inception, and served as Chairman and Chief Executive Officer of the company formerly known as Marriott International, Inc. (“Old MI”) (subsequently named Sodexho, Inc. and now a wholly owned subsidiary of Sodexho Alliance) from October 1993 until the Company’s spinoff from Old MI in March 1998. Mr. Marriott has served as a director of the Company since March 1998. J.W. Marriott, Jr. is the father of John W. Marriott III.

Simon Cooper President and Chief Operating Officer, The Ritz-Carlton Hotel Company, L.L.C.	58	Simon Cooper joined Marriott International in 1998 as President of Marriott Lodging Canada and Senior Vice President of Marriott Lodging International. In 2000, the Company added the New England Region to his Canadian responsibilities. Prior to joining Marriott, Mr. Cooper was President and Chief Operating Officer of Delta Hotels and Resorts. He is a fellow of the Board of Trustees for the Educational Institute of the American Hotel and Motel Association and is a member of the Board for the Canadian Tourism Commission. Mr. Cooper was appointed to his current position in February 2001.

Edwin D. Fuller Vice President; President and Managing Director - Marriott Lodging International	58	Edwin D. Fuller joined Marriott in 1972 and held several sales positions before being appointed Vice President of Marketing in 1979. He became Regional Vice President of the Midwest Region in 1985, Regional Vice President of the Western Region in 1988, and in 1990 was promoted to Senior Vice President & Managing Director of International Lodging, with a focus on developing the international group of hotels. He was named Executive Vice President and Managing Director of International Lodging in 1994, and was promoted to his current position in 1997.

Brendan M. Keegan Vice President; Executive Vice President – Human Resources	60	Brendan M. Keegan joined Marriott Corporation in 1971, in the Corporate Organization Development Department and subsequently held several human resources positions, including Vice President of Organization Development and Executive Succession Planning. He was named Senior Vice President, Human Resources, Marriott Service Group in 1986. Mr. Keegan was appointed to his current position of Executive Vice President of Human Resources for our worldwide human resources functions, including compensation, benefits, labor and employee relations, employment and human resources planning and development, in 1997.

Name and Title	Age	Business Experience
John W. Marriott III Executive Vice President – Lodging	42	John W. Marriott III joined Marriott in 1976 and became Executive Vice President - Lodging for Marriott International in January 2003. He is responsible for leading Global Sales and Marketing, Brand Management Operations Planning and Support, and North American Lodging Operations. Prior to his current position, Mr. Marriott served as Executive Vice President of Global Sales and Marketing. Before that, he was Senior Vice President for Marriott’s Mid-Atlantic Region. He has also worked in the Company’s treasury department and held numerous other positions, including Executive Assistant to the Chairman, a director of marketing, a director of food and beverage, a sales manager and a restaurant manager. He started with the Company working in a hotel kitchen. Mr. Marriott has served on the Board of Directors for Marriott International since August 2002. In April 2002, Mr. Marriott was named by the U.S. Department of Commerce and the Japanese government to co-chair a special taskforce to promote travel between the United States and Japan.

Robert J. McCarthy Executive Vice President – North American Lodging Operations	50	Robert J. McCarthy was named Executive Vice President, North American Lodging Operations in January 2003. From March 2000 until January 2003, Mr. McCarthy was Executive Vice President, Operations Planning and Support for Marriott Lodging. He joined Marriott in 1975, became Regional Director of Sales/Marketing for Marriott Hotels, Resorts and Suites in 1982, Director of Marketing for Marriott Suite Hotels/Compact Hotels in 1985, Vice President Operations and Marketing for Fairfield Inn and Courtyard in 1991 and Senior Vice President for the Northeast Region for Marriott Lodging in 1995.

Joseph Ryan Executive Vice President and General Counsel	62	Joseph Ryan joined Old MI in 1994 as Executive Vice President and General Counsel. Prior to that time, he was a partner in the law firm of O’Melveny & Myers, serving as the Managing Partner from 1993 until his departure. He joined O’Melveny & Myers in 1967 and was admitted as a partner in 1976.

William J. Shaw Director, President and Chief Operating Officer	58	William J. Shaw has served as President and Chief Operating Officer of the Company since 1997 (including service in the same capacity with Old MI until March 1998). He joined Marriott Corporation in 1974, was elected Corporate Controller in 1979 and a Corporate Vice President in 1982. In 1986, Mr. Shaw was elected Senior Vice President—Finance and Treasurer of Marriott Corporation. He was elected Chief Financial Officer and Executive Vice President of Marriott Corporation in 1988. In 1992, he was elected President of the Marriott Service Group. He also serves on the Board of Trustees of the University of Notre Dame, Suburban Hospital Foundation and the NCAA Leadership Advisory Board. Mr. Shaw served as a director of Old MI from March 1998 through June 2001. He has served as a director of the Company since March 1997.

Name and Title	Age	Business Experience
Arne M. Sorenson Executive Vice President, Chief Financial Officer, and President, Continental European Lodging	45	Arne M. Sorenson joined Old MI in 1996 as Senior Vice President of Business Development. He was instrumental in our acquisition of the Renaissance Hotel Group in 1997. Prior to joining Marriott, he was a partner in the law firm of Latham & Watkins in Washington, D.C., where he played a key role in 1992 and 1993 in the distribution of Old MI by Marriott Corporation. Mr. Sorenson was appointed Executive Vice President and Chief Financial Officer in 1998 and assumed the additional title of President, Continental European Lodging in January 2003.

James M. Sullivan Executive Vice President - Lodging Development	60	James M. Sullivan joined Marriott Corporation in 1980, departed in 1983 to acquire, manage, expand and subsequently sell a successful restaurant chain, and returned to Marriott Corporation in 1986 as Vice President of Mergers and Acquisitions. Mr. Sullivan became Senior Vice President, Finance – Lodging in 1989, Senior Vice President – Lodging Development in 1990 and was appointed to his current position in 1995.

Stephen P. Weisz Vice President; President – Marriott Vacation Club International	53	Stephen P. Weisz joined Marriott Corporation in 1972 and was named Regional Vice President of the Mid-Atlantic Region in 1991. Mr. Weisz had previously served as Senior Vice President of Rooms Operations before being appointed Vice President of the Revenue Management Group. Mr. Weisz became Senior Vice President of Sales and Marketing for Marriott Hotels, Resorts and Suites in 1992 and Executive Vice President – Lodging Brands in 1994. Mr. Weisz was appointed to his current position in 1996.

Code of Ethics

The Company has long maintained and enforced an Ethical Conduct policy that applies to all Marriott associates, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. We have posted our Ethical Conduct Policy, which has been in substantially its current form since the mid-1980s, in the Corporate Governance section of our Investor Relations website, http:/ir.shareholder.com/mar/corporategovernance.cfm. Any future changes or amendments to our Ethical Conduct Policy, and any waiver of our Ethical Conduct Policy that applies to our Chief Executive Officer, Chief Financial Officer, or Principal Accounting Officer, will be posted to http:/ir.shareholder.com/mar/corporategovernance.cfm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)	FINANCIAL STATEMENTS

The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.

(2)	FINANCIAL STATEMENT SCHEDULES

Information relating to schedules for which provision is made in the applicable accounting regulations of the SEC is included in the notes to the financial statements and is incorporated herein by reference.

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

3.1	Third Amended and Restated Certificate of Incorporation of the Company.	Exhibit No. 3 to our Form 10-Q for the fiscal quarter ended June 18, 1999.

3.2	Amended and Restated Bylaws.	Exhibit No. 3.2 to our Form 10-K for the fiscal year ended January 3, 2003.

3.3	Amended and Restated Rights Agreement dated as of August 9, 1999 with The Bank of New York, as Rights Agent.	Exhibit No. 4.1 to our Form 10-Q for the fiscal quarter ended September 10, 1999.

3.4	Certificate of Designation, Preferences and Rights of the Marriott International, Inc. ESOP Convertible Preferred Stock.	Exhibit No. 3.1 to our Form10-Q for the fiscal quarter ended June 16, 2000.

3.5	Certificate of Designation, Preferences and Rights of the Marriott International, Inc. Capped Convertible Preferred Stock.	Exhibit No. 3.2 to our Form 10-Q for the fiscal quarter ended June 16, 2000.

4.1	Indenture dated November 16, 1998 with The Chase Manhattan Bank, as Trustee.	Exhibit No. 4.1 to our Form 10-K for the fiscal year ended January 1, 1999.

4.2	Form of 6.625% Series A Note due 2003.	Exhibit No. 4.2 to our Form 10-K for the fiscal year ended January 1, 1999.

4.3	Form of 6.875% Series B Note due 2005.	Exhibit No. 4.3 to our Form 10-K for the fiscal year ended January 1, 1999.

4.4	Form of 7.875% Series C Note due 2009.	Exhibit No. 4.1 to our Form 8-K dated September 20, 1999.

4.5	Form of 8.125% Series D Note due 2005.	Exhibit No. 4.1 to our Form 8-K dated March 28, 2000.

4.6	Form of 7.0% Series E Note due 2008.	Exhibit No. 4.1 (f) to our Form S-3 filed on January 17, 2001.

Exhibit No.	Description

Incorporation by Reference

(where a report or registration statement is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

4.7	Indenture, dated as of May 8, 2001, relating to the Liquid Yield Option Notes due 2021, with Bank of New York, as Trustee.	Exhibit No. 4.2 to our Form S-3 filed on May 25, 2001.

10.1	Employee Benefits and Other Employment Matters Allocation Agreement dated as of September 30, 1997 with Sodexho Marriott Services, Inc.	Exhibit No. 10.1 to our Form 10 filed on February 13, 1998.

10.2	2002 Comprehensive Stock and Cash Incentive Plan.	Appendix B in our definitive proxy statement filed on March 28, 2002.

10.3	Tax Sharing Agreement with Sodexho Marriott Services, Inc. and Sodexho Alliance, S.A.	Exhibit No. 10.2 to our Form 10-Q for the fiscal quarter ended March 27, 1998.

10.4	$500 million Credit Agreement dated as of August 5, 2003, with Citibank, N.A. as Administrative Agent, and certain banks.	Exhibit No. 10 to our Form 10-Q for the fiscal quarter ended September 12, 2003.

10.6	$1.5 billion Credit Agreement dated July 31, 2001, as amended, with Citibank, N.A. as Administrative Agent, and certain banks.	Exhibit No. 10 to our Form 10-Q for the fiscal quarter ended September 7, 2001, and Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 6, 2002 (Amendment No. 1).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

21	Subsidiaries of Marriott International, Inc.	Filed with this report.

23	Consent of Ernst & Young LLP.	Filed with this report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Filed with this report.

99	Forward-Looking Statements.	Filed with this report.

(b)	REPORTS ON FORM 8-K

On October 9, 2003 we furnished a report on Form 8-K reporting our financial results for the quarter ended September 12, 2003.

On November 7, 2003 we filed a report on Form 8-K announcing that the Audit Committee of our board of directors had approved the appointment of Ernst & Young LLP as the principal accountant of Marriott International, Inc. Employees’ Profit Sharing, Retirement and Savings Plan and Trust, replacing KPMG LLP.

On November 12, 2003 we filed information on Form 8-K reporting the receipt of satisfactory private letter rulings from the Internal Revenue Service relating to our synthetic fuel business, and we furnished information on Form 8-K related to a Security Analyst Meeting we held on November 11, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this
Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 23rd day of February, 2004.

MARRIOTT INTERNATIONAL, INC.

By	/s/ J.W. Marriott, Jr.

J.W. Marriott, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/ J.W. Marriott, Jr.

J.W. Marriott, Jr.	Chairman of the Board, Chief Executive Officer and Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Arne M. Sorenson

Arne M. Sorenson	Executive Vice President and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Carl T. Berquist

Carl T. Berquist	Executive Vice President, Financial Information and Risk Management

DIRECTORS:

/s/ Gilbert M. Grosvenor	/s/ Roger W. Sant

Gilbert M. Grosvenor, Director	Roger W. Sant, Director

/s/ William J. Shaw	/s/ John W. Marriott III

William J. Shaw, Director	John W. Marriott III, Director

/s/ Floretta Dukes McKenzie	/s/ George Muñoz

Floretta Dukes McKenzie, Director	George Muñoz, Director

/s/ Harry J. Pearce	/s/ Lawrence M. Small

Harry J. Pearce, Director	Lawrence M. Small, Director

/s/ Lawrence W. Kellner

Lawrence W. Kellner, Director