Form 10-Q
period 2004-03-26
MARRIOTT INTERNATIONAL INC /MD/
filed 2004-05-05
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 26, 2004

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

Yes ☒            No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☒            No ☐

Class	Shares outstanding at April 16, 2004
Class A Common Stock, $0.01 par value	226,197,660

MARRIOTT INTERNATIONAL, INC.

Forward-Looking Statements

We make forward-looking statements in this document based on the beliefs and assumptions of our management, and on information currently available to us. Forward-looking statements include the information about our possible or assumed future results of operations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions, and our actual results may differ materially from those expressed in our forward-looking statements. We therefore caution you not to rely unduly on any forward-looking statements.

Risks and Uncertainties

You should understand that the following important factors, as well as those discussed in Exhibit 99 and elsewhere in this quarterly report, could cause results to differ materially from those expressed in such forward-looking statements. Because there is no way to determine in advance, whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following:

•	Competition in each of our business segments. Each of our hotel and timeshare brands competes with major hotel chains in national and international venues and with independent companies in regional markets. Our ability to remain competitive and attract and retain business and leisure travelers depends on our success in distinguishing the quality, value and efficiency of our lodging products and services from market opportunities offered by others.

•	Supply of and demand for hotel rooms, timeshare units and corporate apartments. The availability of and demand for hotel rooms, timeshare units and corporate apartments is directly affected by overall economic conditions, regional and national development of competing hotels and timeshare resorts, local supply and demand for extended stay and corporate apartments, and the recovery in business travel. While we monitor the projected and actual room supply and availability, the demand for and occupancy rate of hotel rooms and timeshare units, and the occupancy rates of apartments and extended stay lodging properties in all markets in which we conduct business, we cannot assure you that current factors relating to supply and demand will accurately reflect projected revenue growth or business volume.

•	Consistency in owner relations. Our responsibility under our management agreements to manage each hotel and enforce the standards required for our brands may, in some instances, be subject to interpretation. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners.

•	Increase in the costs of conducting our business; Insurance. We take appropriate steps to monitor cost increases in energy, healthcare, insurance, transportation and fuel and other expenses central to the conduct of our business. Market forces beyond our control may nonetheless limit both the scope of property and liability insurance coverage that we can obtain and our ability to obtain such coverage at reasonable rates, particularly in light of continued terrorist activities and threats. We therefore cannot assure you that we will be successful in obtaining such insurance without increases in cost or decreases in coverage levels.

•	International, national and regional economic conditions. Because we conduct our business on a national and international platform, our activities are susceptible to changes in the performance of regional and global economies. In recent years, our business has been hurt by decreases in travel resulting from recent economic conditions, the military action in Iraq, and the heightened travel security measures that have resulted from the threat of further terrorism. Our future economic performance is similarly subject to the uncertain magnitude and duration of the economic recovery in the United States, the prospects of improving economic performance in other regions, and the unknown pace of any business travel recovery that results.

•	Threat and spread of communicable diseases. The impact of any significant recurrence of Severe Acute Respiratory Syndrome (“SARS”), or the uncontained spread of any contagious or volatile disease could affect our business.

•	Recovery of loan and guarantee investments and recycling of capital; availability of new capital resources. The availability of capital to allow us and potential and current hotel owners to fund new hotel investments, as well as refurbishment and improvement of existing hotels, depends in large measure on capital markets and liquidity factors over which we can exert little control. Our ability to recover loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also effect our ability to recycle and raise new capital.

•	Effect of Internet reservation services. Internet room distribution and reservation channels may adversely affect the rates we may charge for hotel rooms and the manner in which our brands can compete in the marketplace with other brands. We believe that we are taking adequate steps to resolve this competitive threat, but cannot assure you that these steps will prove or remain successful.

•	Change in laws and regulations. Our business may be affected by changes in accounting standards, timeshare sales regulations and state and federal tax laws.

•	Recent privacy initiatives and State and Federal limitations on marketing solicitation. The National Do Not Call Registry and various state laws regarding marketing and solicitation, including anti-spam legislation, may affect the amount and timing of our sales of timeshare units and other products.

•	Interruption of the synthetic fuel operations. Problems related to supply, production, and demand at any of the synthetic fuel facilities, the power plants that buy synthetic fuel from the joint venture or the coal mines where the joint venture buys coal, could be caused by accidents, personnel issues, severe weather or similar unpredictable events.

•	Litigation. We cannot predict with certainty the cost of defense, the cost of prosecution, or the ultimate outcome of litigation filed by or against us, including remedies or damage awards.

•	Disaster. We cannot assure you that our ability to provide fully integrated business continuity solutions in the event of a disaster will occur without interruption to, or effect on, the conduct of our business.

•	Barriers to growth and market entry. Factors influencing real estate development generally, including site availability, financing, planning, zoning and other local approvals, and other limitations which may be imposed by market and submarket factors, such as projected room occupancy, growth in demand opposite projected supply, territorial restrictions in our management and franchise agreements, costs of construction, and anticipated room rate structure, all affect and potentially limit our ability to sustain continued growth through management or franchise agreements for new hotels and the conversion of existing facilities to managed or franchised Marriott brands.

•	Other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC). We continually evaluate the risks and possible mitigating factors to such risks and provide additional and updated information in our SEC filings.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 26, 2004	March 28, 2003
REVENUES
Base management fees	$99	$92
Franchise fees	61	52
Incentive management fees	33	29
Owned, leased, corporate housing and other revenue	156	137
Timeshare interval sales and services	318	237
Cost reimbursements	1,585	1,408
Synthetic fuel	—	68

	2,252	2,023
OPERATING COSTS AND EXPENSES
Owned, leased and corporate housing – direct	132	110
Timeshare – direct	252	208
Reimbursed costs	1,585	1,408
General, administrative and other	132	112
Synthetic fuel	—	127

	2,101	1,965

OPERATING INCOME	151	58
Gains and other income	4	1
Interest expense	(22)	(26)
Interest income	26	20
Provision for loan losses	3	(5)
Equity in earnings (losses) — Synthetic fuel	(28)	—
— Other	(2)	(1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	132	47
(Provision) benefit for income taxes	(18)	40

INCOME FROM CONTINUING OPERATIONS	114	87
Discontinued Operations
Income from Senior Living Services, net of tax	—	30
Loss from Distribution Services, net of tax	—	(1)

NET INCOME	$114	$116

EARNINGS PER SHARE – Basic
Earnings from continuing operations	$.50	$.37
Earnings from discontinued operations	—	.13

Earnings per share	$.50	$.50

EARNINGS PER SHARE – Diluted
Earnings from continuing operations	$.47	$.36
Earnings from discontinued operations	—	.12

Earnings per share	$.47	$.48

DIVIDENDS DECLARED PER SHARE	$0.075	$0.070

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

($ in millions)

	March 26, 2004 (Unaudited)	January 2, 2004
ASSETS
Current assets
Cash and equivalents	$203	$229
Accounts and notes receivable	773	728
Prepaid taxes	216	223
Other	117	84
Assets held for sale	10	—

	1,319	1,264

Property and equipment	2,525	2,513
Goodwill	923	923
Other intangible assets	532	526
Equity method investments	446	468

Notes and other receivables, net
Loans to equity method investees	507	558
Loans to timeshare owners	217	152
Other notes receivable	400	389
Other long-term receivables	535	534

	1,659	1,633

Other	868	850

	$8,272	$8,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$608	$584
Current portion of long-term debt	60	64
Other	1,043	1,122

	1,711	1,770

Long-term debt	1,669	1,391
Casualty self-insurance reserves	177	169
Other long-term liabilities	1,031	1,003
Minority interest	10	6

Shareholders’ equity
Class A common stock	3	3
Additional paid-in capital	3,362	3,317
Retained earnings	1,559	1,505
Deferred compensation	(138)	(81)
Treasury stock, at cost	(1,077)	(865)
Accumulated other comprehensive loss	(35)	(41)

	3,674	3,838

	$8,272	$8,177

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

(Unaudited)

	Twelve Weeks Ended
	March 26, 2004	March 28, 2003
OPERATING ACTIVITIES
Income from continuing operations	$114	$87
Adjustments to reconcile to cash provided by operating activities:
Income from discontinued operations	—	7
Discontinued operations – gain on sale/exit	—	22
Depreciation and amortization	39	34
Income taxes	(11)	(37)
Timeshare activity, net	(47)	(62)
Other	(22)	(53)
Working capital changes	(83)	(100)

Net cash used in operating activities	(10)	(102)

INVESTING ACTIVITIES
Capital expenditures	(31)	(63)
Dispositions	4	263
Loan advances	(25)	(42)
Loan collections and sales	97	86
Other	(21)	(15)

Net cash provided by investing activities	24	229

FINANCING ACTIVITIES
Commercial paper, net	290	388
Issuance of long-term debt	2	—
Repayment of long-term debt	(35)	(21)
Issuance of Class A common stock	17	4
Dividends paid	(17)	(17)
Purchase of treasury stock	(297)	(154)

Net cash (used in) provided by financing activities	(40)	200

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(26)	327
CASH AND EQUIVALENTS, beginning of period	229	198

CASH AND EQUIVALENTS, end of period	$203	$525

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements present the results of operations, financial position and cash flows of Marriott International, Inc. (together with its subsidiaries, we, us or the Company).

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. You should, however, read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2004. Certain terms not otherwise defined in this quarterly report have the meanings specified in that Form 10-K Annual Report.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of sales and expenses during the reporting period and the disclosures of contingent liabilities. Accordingly, our ultimate results could differ from those estimates. We have reclassified certain prior year amounts to conform to our 2004 presentation.

In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 26, 2004 and January 2, 2004, and the results of our operations and cash flows for the twelve weeks ended March 26, 2004 and March 28, 2003. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

2. New Accounting Standards

FIN 46, “Consolidation of Variable Interest Entities,” (the “Interpretation”) was effective for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN 46(R), which was revised in December 2003, was effective for all entities to which the provisions of FIN 46 were not applied as of December 24, 2003. We applied the provisions of FIN 46(R) to all entities subject to the Interpretation as of March 26, 2004. Under FIN 46(R), if an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

As a result of adopting FIN 46(R), we have consolidated the two synthetic fuel joint ventures as of March 26, 2004 as we bear the majority of the expected losses. The synthetic fuel joint ventures own four coal-based synthetic fuel production facilities (the “Facilities”). The synthetic fuel produced at the Facilities through 2007 qualifies for tax credits based on Section 29 of the Internal Revenue Code.

While the Facilities produce significant losses, these are more than offset by the tax credits generated under Section 29, which reduce our income tax expense. At March 26, 2004, the ventures had working capital of $18 million and the book value of the Facilities was $36 million. The ventures have no long-term debt.

Marriott currently consolidates four entities which are variable interest entities under FIN 46(R). These entities were established with the same partner to lease four Marriott branded hotels. The combined capital in the four variable interest entities is $6 million, which is used primarily to fund hotel working capital. Our equity at risk is $4 million, and we hold 55 percent of the common equity shares. In addition, we guarantee the lease obligations of one of the hotels to the landlord, our total remaining exposure under this guarantee is $1 million; and our total exposure to loss is $5 million.

FIN 46(R) also requires us to disclose information about significant variable interests we hold in variable interest entities, including the nature, purpose, size, and activity of the variable interest entity and our maximum exposure to loss as a result of our involvement with the variable interest entity.

We have one other significant interest in an entity which is a variable interest entity under FIN 46(R). In February 2001, we entered into a shareholders’ agreement with an unrelated third party to form a joint venture to own and lease luxury hotels to be managed by us. In February 2002, the joint venture signed its first lease with a third party landlord. The initial capital structure of the joint venture is $4 million of debt and $4 million of equity. We hold 35 percent of the equity, or $1 million, and 65 percent of the debt, or $3 million, for a total investment of $4 million. In addition, each equity partner entered into various guarantees with the landlord to guarantee lease payments. Our total exposure under these guarantees is $18 million. Our maximum exposure to loss is $22 million. We do not consolidate the joint venture since we do not bear the majority of the expected losses.

FIN 46(R) does not apply to qualifying special purpose entities, such as those sometimes used by us to sell notes receivable originated by our timeshare business in connection with the sale of timeshare intervals. We will continue to account for these qualifying special purpose entities in accordance with FAS No. 140.

3. Earnings Per Share

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

(in millions, except per share amounts)	Twelve Weeks Ended
	March 26, 2004	March 28, 2003
Computation of Basic Earnings Per Share
Income from continuing operations	$114	$87
Weighted average shares outstanding	229.6	233.9

Basic earnings per share from continuing operations	$0.50	$0.37

Computation of Diluted Earnings Per Share
Income from continuing operations	$114	$87
After-tax interest expense on convertible debt	—	—

Income from continuing operations for diluted earnings per share	$114	$87

Weighted average shares outstanding	229.6	233.9
Effect of dilutive securities
Employee stock purchase plan	—	—
Employee stock option plan	7.7	3.9
Deferred stock incentive plan	4.3	4.8
Restricted stock units	0.4	0.1
Convertible debt	0.9	0.9

Shares for diluted earnings per share	242.9	243.6

Diluted earnings per share from continuing operations	$0.47	$0.36

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We base our determination as to dilution on earnings from continuing operations.

In accordance with FAS No. 128 “Earnings per Share,” we do not include the following stock options in our calculation of diluted earnings per share because the option exercise prices are greater than the average market price for our Class A Common Stock for the applicable period:

(a) for the twelve week period ended March 26, 2004, 6.2 million options, and

(b) for the twelve week period ended March 28, 2003, 20.3 million options.

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

The following table shows stock-based employee compensation costs we recognized in the twelve weeks ended March 26, 2004 and March 28, 2003 and our deferred compensation balance for the twelve weeks ended March 26, 2004 and the year ended January 2, 2004.

($ in millions)	Reported Stock-Based Compensation Expense, Net of Tax		Deferred Compensation Balance at
	Twelve Weeks Ended
	March 26, 2004	March 28, 2003	March 26, 2004	January 2, 2004
Deferred share grants	$2	$2	$19	$21
Restricted share grants	—	1	15	16
Restricted stock units	5	1	104	44

	$7	$4	$138	$81

During the first quarter of 2004 we granted approximately 1.5 million units (each representing one share of our Class A common stock) under the restricted stock unit program which began in the first quarter of 2003.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. We have included the impact of measured but unrecognized compensation cost and excess tax benefits credited to additional paid-in-capital in the calculation of the diluted pro forma shares for all periods presented.

	Twelve Weeks Ended
($ in millions, except per share amounts)	March 26, 2004	March 28, 2003
Net income, as reported	$114	$116
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7	4
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(17)	(16)

Pro forma net income	$104	$104

Earnings per share:
Basic—as reported	$.50	$.50

Basic—pro forma	$.45	$.44

Diluted—as reported	$.47	$.48

Diluted—pro forma	$.43	$.42

5. Marriott Rewards

We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation under our Marriott Rewards frequent stay program. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred, and recognize the corresponding expense relating to the cost of the awards redeemed.

Our liability for the Marriott Rewards program was $817 million at March 26, 2004 and $784 million at January 2, 2004 of which $534 million and $502 million, respectively, are included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

6. Comprehensive Income

Our total comprehensive income was $120 million and $114 million, for the twelve weeks ended March 26, 2004 and March 28, 2003, respectively.

7. Business Segments

We are a diversified hospitality company with operations in five business segments:

•	Full-Service Lodging, which includes Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts;

•	Select-Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites;

•	Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites, Marriott ExecuStay and Marriott Executive Apartments;

•	Timeshare, which includes the development, marketing, operation and ownership of timeshare properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Marriott Grand Residence Club and Horizons by Marriott Vacation Club International brands; and

•	Synthetic Fuel, which includes our interest in the operation of coal-based synthetic fuel production facilities. We generated a tax benefit and credits of $39 million for the twelve weeks ended March 26, 2004 from our synthetic fuel joint venture and $78 million for the twelve weeks ended March 28, 2003 from our synthetic fuel business.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, and interest income. With the exception of our synthetic fuel segment, we do not allocate income taxes to our segments. As timeshare note sales are an integral part of the timeshare business, we include timeshare note sale gains in our timeshare segment results and we allocate other gains as well as equity in earnings (losses) from our joint ventures to each of our segments.

We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels, and the regulatory business environment of the brands and operations within each segment.

	Twelve Weeks Ended
	March 26, 2004	March 28, 2003
Revenues
($ in millions)
Full-Service	$1,505	$1,330
Select-Service	247	234
Extended-Stay	115	124
Timeshare	385	267

Total lodging	2,252	1,955
Synthetic fuel	—	68

	$2,252	$2,023

Income from Continuing Operations
($ in millions)
Full-Service	$100	$95
Select-Service	23	24
Extended-Stay	10	10
Timeshare	50	18

Total lodging	183	147
Synthetic fuel (after tax)	11	19
Unallocated corporate expenses	(30)	(30)
Interest income, provision for loan losses and interest expense	7	(11)
Income taxes (excluding Synthetic fuel)	(57)	(38)

	$114	$87

Equity in Earnings (Losses) of Equity Method Investees
($ in millions)
Full-Service	$6	$5
Select-Service	(6)	(4)
Timeshare	(3)	(1)
Synthetic fuel	(28)	—
Corporate	1	(1)

	$(30)	$(1)

8. Contingencies

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

Our guarantees include $377 million related to Senior Living Services lease obligations and lifecare bonds. Sunrise Senior Living, Inc. (Sunrise) is the primary obligor of the leases and a portion of the lifecare bonds, and CNL Retirement Properties, Inc. (CNL) is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business at the end of the first quarter of 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. Our guarantees also include $6 million of other guarantees associated with the Sunrise sale transaction.

The maximum potential amount of future fundings and the carrying amount of the liability for expected future fundings at March 26, 2004 are as follows:

($ in millions)		Liability for Future
Guarantee Type	Maximum Amount of Future Fundings	Fundings at March 26, 2004
Debt service	$384	$12
Operating profit	300	13
Project completion	17	—
Timeshare	18	—
Senior Living Services	383	—
Other	25	2

	$1,127	$27

Our guarantees listed above include $190 million for guarantees that will not be in effect until the underlying hotels open and we begin to manage the properties. The guarantee fundings to lenders and hotel owners are generally recoverable as loans and are generally repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. When we repurchase non-performing timeshare loans, we will either collect the outstanding loan balance in full or foreclose on the asset and subsequently resell it.

As of March 26, 2004, we had extended approximately $66 million of loan commitments to owners of lodging properties under which we expect to fund approximately $37 million by December 31, 2004, and $16 million over the following two years. We do not expect to fund the remaining $13 million of commitments, which expire as follows: $10 million in one to three years; and $3 million after five years.

Letters of credit outstanding on our behalf at March 26, 2004 totaled $104 million, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of March 26, 2004 totaled $362 million, the majority of which were requested by federal, state, or local governments related to our timeshare and lodging operations and self-insurance programs.

Third-parties have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $78 million, as well as for real estate taxes and other charges associated with the leases.

Litigation and Arbitration

CTF/HPI arbitration and litigation. On April 8, 2002, we initiated an arbitration proceeding against CTF Hotel Holdings, Inc. (CTF) and its affiliate, Hotel Property Investments (B.V.I.) Ltd. (HPI), in connection with a dispute over procurement and other issues for certain Renaissance hotels and resorts that we manage for CTF and HPI. On April 12, 2002, CTF filed a lawsuit in U.S. District Court in Delaware against us and Avendra LLC, alleging that, in connection with procurement at 20 of those hotels, we engaged in improper acts of self-dealing, and claiming breach of fiduciary, contractual and other duties; fraud; misrepresentation; and violations of the RICO and the Robinson-Patman Acts. CTF seeks various remedies, including a stay of the arbitration proceedings against CTF and unspecified actual, treble and punitive damages. The district court enjoined the arbitration with respect to CTF, but granted our request to stay the court proceedings pending the resolution of the arbitration with respect to HPI. Both parties have appealed that ruling. The arbitration panel hearing on the matter began April 6, 2004.

Strategic Hotel litigation. On August 20, 2002, several direct or indirect subsidiaries of Strategic Hotel Capital, L.L.C. (Strategic) filed suit against us in the Superior Court of Los Angeles County, California in a dispute related to the management, procurement and rebates related to three California hotels that we manage for Strategic. Strategic alleges that we misused confidential information related to the hotels, improperly allocated corporate overhead to the hotels, engaged in improper self dealing with regard to procurement and rebates, and failed to disclose information related to the above to Strategic. Strategic also claims breach of contract, breach of fiduciary and other duties, unfair competition, and other related causes of action. Strategic seeks various remedies, including unspecified compensatory and exemplary damages, and a declaratory judgment terminating our management agreements. We have filed a cross complaint alleging a breach of Strategic’s covenant not to sue, a breach of the covenant of good faith and fair dealing, breach of an agreement to arbitrate, and a breach of the California unfair competition statute. The case is currently in discovery, and the trial is set for January 24, 2005.

We believe that CTF, HPI and Strategic’s claims against us are without merit, and we intend to vigorously defend against them. However, we cannot assure you as to the outcome of the arbitration or the related litigation; nor can we currently estimate the range of potential losses to the Company.

9. Subsequent Event

On April 1, 2004, Cendant Corporation exercised its option to redeem our interest in the Two Flags joint venture, which owns the trademarks and licenses for the Ramada and Days Inn lodging brands in the United States. We expect to receive approximately $200 million on September 1, 2004, and over time, use the funds for our ongoing share repurchase program. We expect to record a pre-tax gain of approximately $13 million in connection with this transaction in the third quarter of 2004.

We continue to own the trademarks and licenses for Ramada outside of the United States, operate and franchise hotels outside of the United States and Canada under the Ramada International brand name, and license the Ramada name in Canada to Cendant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

Continuing Operations

The following discussion presents an analysis of results of our operations for the twelve weeks ended March 26, 2004 and March 28, 2003.

Twelve Weeks Ended March 26, 2004 Compared to Twelve Weeks Ended March 28, 2003

Revenues

($ in millions)

	Twelve Weeks Ended
	March 26, 2004	March 28, 2003
Full-Service	$1,505	$1,330
Select-Service	247	234
Extended-Stay	115	124
Timeshare	385	267

Total lodging	2,252	1,955
Synthetic fuel	—	68

	$2,252	$2,023

Income from Continuing Operations ($ in millions)
	Twelve Weeks Ended
	March 26, 2004	March 28, 2003
Full-Service	$100	$95
Select-Service	23	24
Extended-Stay	10	10
Timeshare	50	18

Total lodging financial results	183	147
Synthetic fuel (after tax)	11	19
Unallocated corporate expenses	(30)	(30)
Interest income, provision for loan losses and interest expense	7	(11)
Income taxes (excluding Synthetic fuel)	(57)	(38)

	$114	$87

Revenues from continuing operations increased 11 percent to $2,252 million in 2004, reflecting revenue from new properties, increased demand for hotel rooms resulting in higher fees to us, and strong sales in our timeshare business.

Income from continuing operations increased 31 percent to $114 million, and diluted earnings per share from continuing operations increased 31 percent to $0.47. The favorable results were primarily driven by strong timeshare results, partially offset by lower synthetic fuel results. The $8 million decline in after-tax synthetic fuel results from $19 million in 2003 to $11 million in 2004 is due to slightly lower production and the change in ownership of the synthetic fuel operations. In the first quarter of 2003, we were the sole owner of the synthetic fuel business; we sold an approximately 50 percent interest in the business on June 21, 2003.

Operating Income

Operating income increased $93 million to $151 million in 2004. The increase is due to stronger operating income from the sale of timeshare intervals, higher fees in the hotel business and the impact of the change in ownership of the synthetic fuel operation, offset somewhat by higher general and administrative expenses. Prior to the sale of the approximately 50 percent ownership interest in the synthetic fuel operation, the revenue generated and expenses incurred in connection with operating the business were reflected in operating income. Subsequent to the sale and expiration of the put option, we began recording our share of the revenues and expenses of the synthetic fuel joint venture in equity in earnings (losses)—synthetic fuel in the consolidated statement of income. As a result, in 2004 our synthetic fuel operation generated no operating income or loss compared to operating losses of $59 million in 2003.

Marriott Lodging

We consider lodging revenues and lodging financial results to be meaningful indicators of our performance because they measure our growth in profitability as a lodging company and enable investors to compare the sales and results of our lodging operations to those of other lodging companies.

Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported financial results of $183 million in the first quarter of 2004, compared to $147 million in the first quarter of 2003 and revenues of $2,252 million in the first quarter of 2004, a 15 percent increase, compared to revenues of $1,955 million in the first quarter of 2003. The results reflect favorable timeshare results and a 12 percent increase in base, franchise and incentive fees, from $173 million in the first quarter of 2003 to $193 million in the first quarter of 2004. The increase in base and franchise fees is driven by higher REVPAR for comparable rooms and new unit growth. Systemwide REVPAR for comparable North American properties increased 5.4 percent, and REVPAR for our comparable North American managed properties increased 5.0 percent. We added 188 properties (30,613 rooms) and deflagged 24 properties (4,968 rooms) since the first quarter of 2003. The increase in incentive management fees during the quarter reflects the impact of increased international travel and increased business at properties in Orlando, Florida and Anaheim, California.

Summary of Properties by Brand. We opened 38 lodging properties (7,380 rooms) during the first quarter of 2004, while three hotels (1,024 rooms) exited the system, increasing our total properties to 2,753 (496,920 rooms). The following table shows properties by brand as of March 26, 2004 (excluding 2,697 rental units relating to Marriott ExecuStay):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging
Marriott Hotels & Resorts	221	98,797	208	58,221
Marriott Conference Centers	14	3,577	—	—
JW Marriott Hotels & Resorts	30	13,527	3	1,009
The Ritz-Carlton	57	18,644	—	—
Renaissance Hotels & Resorts	85	33,079	41	12,518
Ramada International	4	727	198	26,795
Select-Service Lodging
Courtyard	296	46,839	334	43,688
Fairfield Inn	2	855	525	49,619
SpringHill Suites	22	3,452	90	9,451
Extended-Stay Lodging
Residence Inn	132	17,791	317	35,631
TownePlace Suites	32	3,471	80	7,991
Marriott Executive Apartments and Other	12	2,323	1	99
Timeshare
Marriott Vacation Club International	41	8,068	—	—
The Ritz-Carlton Club	4	244	—	—
Marriott Grand Residence Club	2	248	—	—
Horizons by Marriott Vacation Club International	2	256	—	—

Total	956	251,898	1,797	245,022

REVPAR. We consider Revenue per Available Room (REVPAR) to be a meaningful indicator of our performance because it measures the period over period change in room revenues for comparable properties. We calculate REVPAR by dividing room sales for comparable properties by room nights available to guests for the period. REVPAR may not be comparable to similarly titled measures such as revenues. Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties. Systemwide International statistics by region are based on comparable worldwide units, excluding North America.

The following table shows occupancy, average daily rate and REVPAR for each of our comparable principal established brands. We have not presented statistics for company-operated North American Fairfield Inn and SpringHill Suites properties here because we operate only a small number of properties as both these brands are predominantly franchised and such information would not be meaningful for those brands (identified as “nm” in the tables below).

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Twelve Weeks Ended March 26, 2004	Change vs. 2003		Twelve Weeks Ended March 26, 2004	Change vs. 2003
Marriott Hotels & Resorts (1)
Occupancy	70.1%	1.9%	pts.	68.6%	2.0%	pts.
Average Daily Rate	$145.92	1.0%		$137.55	1.3%
REVPAR	$102.36	3.8%		$94.40	4.4%
The Ritz-Carlton (2)
Occupancy	67.1%	5.6%	pts.	67.1%	5.6%	pts.
Average Daily Rate	$269.47	0.9%		$269.47	0.9%
REVPAR	$180.91	10.1%		$180.91	10.1%
Renaissance Hotels & Resorts
Occupancy	68.1%	3.3%	pts.	67.0%	4.1%	pts.
Average Daily Rate	$139.87	0.4%		$132.22	0.6%
REVPAR	$95.20	5.5%		$88.57	7.3%
Composite—Full-Service (3)
Occupancy	69.6%	2.4%	pts.	68.3%	2.5%	pts.
Average Daily Rate	$154.27	1.3%		$143.81	1.5%
REVPAR	$107.35	4.9%		$98.22	5.4%
Courtyard
Occupancy	68.3%	3.3%	pts.	68.6%	3.0%	pts.
Average Daily Rate	$95.39	0.8%		$96.01	2.4%
REVPAR	$65.16	6.0%		$65.83	7.2%
Fairfield Inn
Occupancy	nm	nm		60.1%	0.6%	pts.
Average Daily Rate	nm	nm		$64.62	1.3%
REVPAR	nm	nm		$38.86	2.3%
SpringHill Suites
Occupancy	nm	nm		67.9%	3.5%	pts.
Average Daily Rate	nm	nm		$83.78	2.6%
REVPAR	nm	nm		$56.86	8.1%
Residence Inn
Occupancy	74.4%	0.0%	pts.	74.7%	1.9%	pts.
Average Daily Rate	$99.11	1.9%		$96.66	1.7%
REVPAR	$73.70	2.0%		$72.24	4.4%
TownePlace Suites
Occupancy	70.0%	5.4%	pts.	69.7%	3.8%	pts.
Average Daily Rate	$64.33	2.3%		$64.44	0.7%
REVPAR	$45.02	11.0%		$44.90	6.6%
Composite—Select-Service & Extended-Stay (4)
Occupancy	69.5%	2.8%	pts.	67.8%	2.2%	pts.
Average Daily Rate	$93.74	1.2%		$86.33	2.1%
REVPAR	$65.18	5.4%		$58.55	5.5%
Composite—All (5)
Occupancy	69.6%	2.5%	pts.	68.0%	2.3%	pts.
Average Daily Rate	$132.41	1.2%		$111.02	1.8%
REVPAR	$92.11	5.0%		$75.52	5.4%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.

(2)	Statistics for The Ritz-Carlton are for January through February.

(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.

(4)	Select-Service and Extended-Stay composite statistics include properties for the Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

(5)	Composite—All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

For North American properties (except for The Ritz-Carlton which includes January and February), the occupancy, average daily rate and REVPAR statistics used throughout this report for the twelve weeks ended March 26, 2004, include the period from January 3, 2004 through March 26, 2004, while the twelve weeks ended March 28, 2003, include the period from January 4, 2003 through March 28, 2003.

The following table shows occupancy, average daily rate and REVPAR for international properties by region.

	Comparable Company-Operated International Properties (1), (2)			Comparable Systemwide International Properties (1), (2)
	Two Months Ended February 29, 2004	Change vs. 2003		Two Months Ended February 29, 2004	Change vs. 2003
Caribbean & Latin America
Occupancy	73.1%	4.8%	pts.	71.1%	6.5%	pts.
Average daily rate	$153.41	3.4%		$145.97	2.1%
REVPAR	$112.12	10.7%		$103.77	12.4%
Continental Europe
Occupancy	58.2%	0.8%	pts.	57.4%	2.9%	pts.
Average daily rate	$125.68	-2.6%		$124.19	-3.0%
REVPAR	$73.10	-1.2%		$71.33	2.1%
United Kingdom
Occupancy	71.2%	6.7%	pts.	62.7%	2.0%	pts.
Average daily rate	$174.67	4.0%		$137.59	0.8%
REVPAR	$124.36	14.8%		$86.26	4.1%
Middle East & Africa
Occupancy	73.7%	5.1%	pts.	71.4%	3.7%	pts.
Average daily rate	$114.53	21.4%		$113.26	21.4%
REVPAR	$84.38	30.5%		$80.90	28.1%
Asia Pacific (3)
Occupancy	71.2%	1.6%	pts.	71.5%	0.8%	pts.
Average daily rate	$88.94	1.8%		$93.37	1.0%
REVPAR	$63.35	4.1%		$66.72	2.2%
Composite International (4)
Occupancy	68.3%	2.7%	pts.	66.4%	2.9%	pts.
Average daily rate	$120.78	3.3%		$120.19	1.7%
REVPAR	$82.44	7.6%		$79.85	6.4%

(1)	International financial results are reported on a period end basis, while international statistics are reported on a month end basis.

(2)	The comparison to 2003 is on a currency neutral basis and includes results for January through February.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

Full-Service Lodging	Twelve Weeks Ended		Change
($ in millions)	March 26, 2004	March 28, 2003	2004/2003
Revenues	$1,505	$1,330	13%

Segment results	$100	$95	5%

Full-Service Lodging, which includes the Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts brands, had revenues of $1,505 million, a 13 percent increase over prior year, and segment results of $100 million compared to $95 million in 2003. The 2004 results reflect a $13 million increase in base management, incentive management and franchise fees, partially offset by increased administrative costs and pre-opening costs for two hotels. The increase in fees is largely due to the growth in the number of rooms and favorable REVPAR. Hotel demand was strong at properties in San Francisco, Orlando and New York. Since the first quarter of 2003, across our Full-Service Lodging segment, we added 89 hotels (17,131 rooms) and deflagged 17 hotels (4,041 rooms).

REVPAR for Full-Service Lodging comparable company-operated North American hotels increased 4.9 percent to $107.35. Occupancy for these hotels increased to 69.6 percent, while average room rates increased 1.3 percent to $154.27.

Financial results for our international operations were strong, reflecting favorable systemwide REVPAR for international properties across all regions and 6.4 percent REVPAR growth overall (excluding the impact of exchange rates). REVPAR for our International company-operated hotels increased 7.6 percent. Occupancy increased 2.7 percentage points, while average room rates increased to $120.78. We experienced strong demand in the Caribbean, Mexico, the Middle East, Asia and the United Kingdom.

Select-Service Lodging ($ in millions)	Twelve Weeks Ended		Change
	March 26, 2004	March 28, 2003	2004/2003
Revenues	$247	$234	6%

Segment results	$23	$24	-4%

Select-Service Lodging, which includes the Courtyard, Fairfield Inn and SpringHill Suites brands, had revenues of $247 million, a 6 percent increase over the prior year quarter. The $13 million increase reflects the growth in the number of rooms across our select-service brands and a $5 million increase in base management, incentive management and franchise fees. The increase in fees was more than offset by an increase in the Courtyard joint venture losses and reserves recorded for performance guarantees we expect to fund, resulting in a slight decrease in segment results from $24 million in 2003 to $23 million in 2004.

Across our Select-Service Lodging segment, we added 74 hotels (9,300 rooms) and deflagged five hotels (866 rooms) since the first quarter of 2003.

Extended-Stay Lodging ($ in millions)	Twelve Weeks Ended		Change
	March 26, 2004	March 28, 2003	2004/2003
Revenues	$115	$124	-7%

Segment results	$10	$10	—

Extended-Stay Lodging, which includes the Residence Inn, TownePlace Suites, Marriott Executive Apartments and Marriott ExecuStay brands, had revenues of $115 million, a decrease of 7 percent, and segment results were flat at $10 million. Our base and incentive management fees decreased $1 million and our franchise fees increased $2 million. The decline in revenue is largely due to the shift in the ExecuStay business towards franchising.

Since the first quarter of 2003 we added 26 hotels (3,180 rooms) to our Extended-Stay Lodging segment.

REVPAR for Select-Service and Extended-Stay Lodging comparable company-operated North American hotels increased 5.4 percent to $65.18. Occupancy for these hotels increased to 69.5 percent, while average room rates increased 1.2 percent to $93.74.

Timeshare ($ in millions)	Twelve Weeks Ended		Change
	March 26, 2004	March 28, 2003	2004/2003
Revenues	$385	$267	44%

Segment results	$50	$18	nm

The results of our Timeshare segment (Marriott Vacation Club International, The Ritz-Carlton Club, Marriott Grand Residence Club and Horizons by Marriott Vacation Club International) more than doubled to $50 million, while revenues increased 44 percent to $385 million. Timeshare revenues of $385 million and $267 million, in 2004 and 2003, respectively, include interval sales, base management fees and cost reimbursements. Contract sales increased 30 percent primarily due to strong seasonal demand for our timeshare resorts in Florida, Hawaii, California, St. Thomas and Colorado. The favorable segment results reflect the impact of leveraging fixed costs on substantially higher sales, increased usage of lower cost marketing channels and a larger proportion of sales at higher margin Ritz-Carlton fractional projects.

Synthetic Fuel

Our synthetic fuel operation generated net income of $11 million and $19 million in the first quarter of 2004 and the first quarter of 2003, respectively. In the first quarter of 2004, our synthetic fuel operation reflected an equity loss of $28 million, resulting in a tax benefit of $39 million, including tax credits of $29 million. Included in the equity loss of $28 million is additional income of $11 million received from the joint venture partner, which is based on the actual amount of tax credits allocated to the joint venture partner and expenses of $17 million primarily related to an earn-out paid by us to the previous owners of the synthetic fuel operation. In the first quarter of 2003, our synthetic fuel operation reflected sales of $68 million, and an operating loss of $59 million, resulting in a tax benefit of $78 million, including tax credits of $57 million. A summary of our involvement in the synthetic fuel business follows.

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

On June 21, 2003, we completed the sale of an approximately 50 percent ownership interest in the synthetic fuel operation. We received cash and promissory notes totaling $25 million at closing, and we are receiving additional profits that we expect will continue over the life of the venture based on the actual amount of tax credits allocated to the purchaser. Certain post closing conditions, including our receipt of satisfactory private letter rulings from the Internal Revenue Service, were satisfied during the fourth quarter. Those rulings confirm, among other things, both that the process used by our synthetic fuel operations produces a “qualified fuel” as required by Section 29 of the Internal Revenue Code and the validity of the joint venture ownership structure with the 50 percent purchaser. After reviewing the private letter rulings, the purchaser informed us in writing that it would not be exercising a one-time “put option,” which would potentially have allowed it to return its ownership interest to us if satisfactory rulings had not been obtained prior to December 15, 2003.

As a result of the put option, we consolidated the two synthetic fuel joint ventures through November 6, 2003. Effective November 7, 2003, because the put option was voided, we began accounting for the synthetic fuel joint ventures, using the equity method of accounting. The additional profits we received from the joint venture partner prior to November 7, 2003, are included in synthetic fuel revenue in the income statement. As of March 26, 2004, as a result of adopting FIN 46(R), we have consolidated the synthetic fuel joint ventures as we bear the majority of the expected losses. Beginning in the second quarter of 2004, we will include the sales and expenses of the joint ventures in our consolidated income statement and will reflect our partner’s share of earnings as a minority interest.

Going forward, we expect our net income will continue to benefit from our participation in the joint ventures because of the subsequent tax benefits and credits, as well as the earn-out payments from our venture partner; however, the ultimate impact will depend on the amount of coal produced at the synthetic fuel facilities.

General, Administrative and Other Expenses

General, administrative and other expenses increased $20 million in the first quarter of 2004 to $132 million, reflecting higher administrative expenses in both our lodging and timeshare businesses as well as $6 million of higher legal fees and $4 million of reserves associated with performance guarantees we expect to fund.

Interest Expense

Interest expense decreased $4 million to $22 million due to the repayment of $234 million of senior debt in the fourth quarter of 2003.

Interest Income and Income Tax

Interest income, before the provision for loan losses increased $6 million (30 percent) to $26 million, reflecting increased loan balances as well as slightly higher interest rates.

In the first quarter of 2004, we reversed $3.5 million of loan loss reserves related to the collection of a loan which was previously deemed uncollectible.

Income from continuing operations before income taxes generated a tax provision of $18 million in the first quarter of 2004, compared to a tax benefit of $40 million in the 2003 quarter. The difference is primarily attributable to the impact of our synthetic fuel joint venture, which generated a tax benefit and tax credits of $39 million in 2004, compared to $78 million in 2003. Excluding the impact of our synthetic fuel joint venture, our pre-tax income was higher in 2004, which also contributed to the unfavorable tax impact.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and our Credit Facilities

We are party to two multicurrency revolving credit agreements that provide for aggregate borrowings of $2 billion expiring in 2006 ($1.5 billion expiring in July and $500 million expiring in August), which support our commercial paper program and letters of credit. At March 26, 2004, we had no loans outstanding under the facilities. At March 26, 2004, our cash balances combined with our available borrowing capacity under the credit facilities amounted to approximately $1.8 billion. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements.

Cash and equivalents totaled $195 million at March 26, 2004, a decrease of $34 million from year-end 2003.

Timeshare Operating Cash Flows

While our timeshare business generates strong operating cash flow, the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing affects quarterly amounts. We include timeshare interval sales we finance in cash from operations when we collect cash payments or the notes are sold for cash. The following table shows the net operating activity from our timeshare business (which excludes the portion of net income from our timeshare business, as that number is a component of income from continuing operations):

($ in millions)	Twelve Weeks Ended
	March 26, 2004	March 28, 2003
Timeshare development, less cost of sales	$(15)	$(34)
New timeshare mortgages, net of collections	(75)	(41)
Financially reportable sales, (in excess of) less than closed sales	(33)	8
Collection on retained interests in notes sold	32	12
Other cash inflows (outflows)	44	(7)

Net cash outflows from timeshare activity	$(47)	$(62)

EBITDA

Our earnings before interest expense, income taxes, depreciation and amortization (EBITDA) was $193 million and $155 million, respectively, for the twelve weeks ended March 26, 2004 and March 28, 2003. We consider EBITDA to be an indicator of operating performance because it can be used to measure our ability to service debt, fund capital expenditures and expand our business. However, EBITDA is a non-GAAP financial measure, and is not an alternative to net income, financial results, or any other operating measure prescribed by accounting principles generally accepted in the United States.

The following table reconciles our net income to EBITDA:

($ in millions)	Twelve Weeks Ended
	March 26, 2004	March 28, 2003
Net income	$114	$116
Interest expense	22	26
Tax provision (benefit) – continuing operations	18	(40)
Tax provision – discontinued operations	—	19
Depreciation	32	29
Amortization	7	5

EBITDA	$193	$155

Our net income is reduced by equity in losses from synthetic fuel of $28 million for the twelve weeks ended March 26, 2004 and pre-tax losses associated with our synthetic fuel operations of $59 million for the twelve weeks ended March 28, 2003. The synthetic fuel operating losses include depreciation expense of $2 million for the twelve weeks ended March 28, 2003.

Net income above also includes income from our discontinued senior living services business of $30 million, as well as losses from our discontinued distribution services business of $1 million for the twelve weeks ended March 28, 2003. There was no depreciation or amortization expense for our discontinued operations in the first quarters of 2004 and 2003.

Other Investing Activities

In the first quarter of 2004, other investing activities outflows of $21 million included $17 million for equity investments and $8 million for capitalized development costs. In the first quarter of 2003, other investing activities outflows of $15 million included $6 million for equity investments and $9 million for investments in long-term contracts and other development.

Debt

In the first quarter of 2004, debt increased by $274 million, due to commercial paper borrowings used to finance capital expenditures and share repurchases.

We have outstanding approximately $70 million in face amount of our zero-coupon convertible senior notes due 2021, which are known as LYONs. These LYONs which were issued on May 8, 2001, are convertible into approximately 0.9 million shares of our Class A Common Stock, and carry a yield to maturity of 0.75 percent. We may not redeem the LYONs prior to May 8, 2004. We may at the option of the holders be required to purchase the LYONs at their accreted value on May 8 of each of 2004, 2011 and 2016 (or the following business day if such day is not a business day). We may choose to pay the purchase price for redemptions or repurchases in cash and/or shares of our Class A Common Stock. If we are required to repurchase any of the LYONs in May 2004, we will pay the purchase price in cash. The accreted value of the LYONs and the redemption price on the Monday, May 10, 2004 redemption date will be approximately $62 million. We classify LYONs as long-term debt based on our ability and intent to refinance the obligation with long-term debt if we are required to repurchase the LYONs.

Cendant Joint Venture

On April 1, 2004, Cendant Corporation exercised its option to redeem our interest in the Two Flags joint venture, which owns the trademarks and licenses for the Ramada and Days Inn lodging brands in the United States. We expect to receive approximately $200 million on September 1, 2004, and over time, use the funds for our ongoing share repurchase program. We expect to record a pre-tax gain of approximately $13 million in connection with this transaction in the third quarter of 2004. We continue to own the trademarks and licenses for Ramada outside of the United States, operate and franchise hotels outside of the United States and Canada under the Ramada International brand name, and license the Ramada name in Canada to Cendant.

In 2003, we earned $24 million from our interest in the Two Flags joint venture, which was reflected as equity in earnings in the income statement. As a result of this transaction, our equity in earnings will be reduced in the near term.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off balance sheet arrangements, which we discussed on pages 34 and 35 of our Annual Report on Form 10-K for fiscal year 2003, have not materially changed since January 2, 2004.

SHARE REPURCHASES

We purchased 6.6 million shares of our Class A Common Stock during the twelve weeks ended March 26, 2004 at an average price of $44.41 per share.

CRITICAL ACCOUNTING POLICIES

Certain of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Our accounting policies comply with principles generally accepted in the United States, although a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. We have discussed those policies that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for fiscal year 2003. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed since January 2, 2004.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no changes in the internal control over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Changes in Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program(1)

January 3, 2004—January 30, 2004	2.0	$45.83	2.0	10.5
January 31, 2004—February 27, 2004	2.4	44.54	2.4	8.1
February 28, 2004—March 26, 2004	2.2	42.97	2.2	5.9

(1)	On February 6, 2003, we announced that our Board of Directors had approved the repurchase of up to 20 million shares of our common stock. That authorization is ongoing and does not have an expiration date. On Friday, April 30, 2004, our Board of Directors increased by 20 million shares the authorization to repurchase our common stock for a total outstanding authorization of approximately 25 million shares.

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

(b) Reports on Form 8-K

On February 10, 2004, we furnished a report on Form 8-K reporting our financial results for the quarter and year ended

January 2, 2004.

On February 20, 2004, we furnished a report on Form 8-K containing our Consolidated Statement of Income by Quarter for the Fiscal Years Ended January 2, 2004 and January 3, 2003, in a new format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC. 5th day of May, 2004

/s/ Arne M. Sorenson

Arne M. Sorenson Executive Vice President and Chief Financial Officer

/s/ Carl T. Berquist

Carl T. Berquist Executive Vice President, Financial Information and Risk Management (Principal Accounting Officer)