Form 10-Q
period 2004-06-18
MARRIOTT INTERNATIONAL INC /MD/
filed 2004-07-21
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 18, 2004

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Class	Shares outstanding at July 9, 2004
Class A Common Stock, $0.01 par value	228,892,358

MARRIOTT INTERNATIONAL, INC.

Forward-Looking Statements

We make forward-looking statements in this document based on the beliefs and assumptions of our management, and on information currently available to us. Forward-looking statements include the information about our possible or assumed future results of operations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions.

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

•	Competition in each of our business segments. Each of our hotel and timeshare brands competes with major hotel chains in national and international venues and with independent companies in regional markets. Our ability to remain competitive and attract and retain business and leisure travelers depends on our success in distinguishing the quality, value and efficiency of our lodging products and services from market opportunities offered by others.

•	Supply of and demand for hotel rooms, timeshare units and corporate apartments. The availability of and demand for hotel rooms, timeshare units and corporate apartments is directly affected by overall economic conditions, regional and national development of competing hotels and timeshare resorts, local supply and demand for extended stay and corporate apartments, and the duration of the recovery in business travel. While we monitor the projected and actual room supply and availability, the demand for and occupancy rate of hotel rooms and timeshare units, and the occupancy rates of apartments and extended stay lodging properties in all markets in which we conduct business, we cannot assure you that current factors relating to supply and demand will accurately reflect projected revenue growth or business volume.

•	Consistency in owner relations. Our responsibility under our management agreements to manage each hotel and enforce the standards required for our brands may, in some instances, be subject to interpretation. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners.

•	Increase in the costs of conducting our business; Insurance. We take appropriate steps to monitor cost increases in wages, other labor costs, energy, healthcare, insurance, transportation and fuel and other expenses central to the conduct of our business. Market forces beyond our control may nonetheless increase such costs and limit both the scope of property and liability insurance coverage that we can obtain and our ability to obtain such coverage at reasonable rates, particularly in light of continued terrorist activities and threats. We therefore cannot assure you that we will be successful in obtaining such insurance without increases in cost or decreases in coverage levels.

•	International, national and regional conditions. Because we conduct our business on a national and international platform, our activities are susceptible to changes in the performance of regional and global economies. In recent years, our business has been hurt by decreases in travel resulting from recent economic conditions, the military action in Iraq, and the heightened travel security measures that have resulted from the threat of further terrorism. Our future economic performance is similarly subject to the uncertain magnitude and duration of the economic recovery in the United States, the prospects of improving economic performance in other regions, the unknown pace of any business travel recovery that results, and the occurrence of any future terrorist incidents in countries in which we operate.

•	Threat and spread of communicable diseases. The impact of any significant recurrence of Severe Acute Respiratory Syndrome (“SARS”), or the uncontained spread of any contagious disease could affect our business.

•	Recovery of loan and guarantee investments and recycling of capital; availability of new capital resources. The availability of capital to allow us and potential and current hotel owners to fund new hotel investments, as well as refurbishment and improvement of existing hotels, depends in large measure on capital markets and liquidity factors over which we can exert little control. Our ability to recover loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also effect our ability to recycle and raise new capital.

•	Effect of Internet reservation services. Internet room distribution and reservation channels may adversely affect the rates we may charge for hotel rooms and the manner in which our brands can compete in the marketplace with other brands. We believe that we are taking adequate steps to resolve this competitive threat, but cannot assure you that these steps will prove or remain successful.

•	Change in laws and regulations. Our business may be affected by changes in accounting standards, timeshare sales regulations and state and federal tax laws.

•	Recent privacy initiatives and State and Federal limitations on marketing solicitation. The National Do Not Call Registry and various state laws regarding marketing and solicitation, including anti-spam legislation, may affect the amount and timing of our sales of timeshare units and other products.

•	Interruption of the synthetic fuel operations. Problems related to supply, production, and demand at any of the synthetic fuel facilities, the power plants that buy synthetic fuel from the joint venture or the coal mines where the joint venture buys coal, could be caused by accidents, personnel issues, severe weather or similar unpredictable events.

•	Internal Revenue Service proposed adjustment. An unfavorable final resolution of the Internal Revenue Service’s challenge to whether three of our joint venture’s synthetic fuel facilities satisfied the statutory placed-in-service requirements could prevent us from realizing projected future tax credits and cause us to reverse previously utilized credits, requiring payment of substantial additional taxes.

•	Litigation. We cannot predict with certainty the cost of defense, the cost of prosecution, or the ultimate outcome of litigation filed by or against us, including remedies or damage awards.

•	Disaster. We cannot assure you that our ability to provide fully integrated business continuity solutions in the event of a disaster will occur without interruption to, or effect on, the conduct of our business.

•	Barriers to growth and market entry. Factors influencing real estate development generally, including site availability, financing, planning, zoning and other local approvals, and other limitations which may be imposed by market and submarket factors, such as projected room occupancy, growth in demand opposite projected supply, territorial restrictions in our management and franchise agreements, costs of construction, and anticipated room rate structure, all affect and potentially limit our ability to sustain continued growth through management or franchise agreements for new hotels and the conversion of existing facilities to managed or franchised Marriott brands.

•	Other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC). We continually evaluate the risks and possible mitigating factors to such risks and provide additional and updated information in our SEC filings.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
REVENUES
Base management fees	$106	$88	$205	$180
Franchise fees	72	56	133	108
Incentive management fees	36	28	69	57
Owned, leased, corporate housing and other revenue	182	145	338	282
Timeshare interval sales and services	281	234	599	471
Cost reimbursements	1,614	1,402	3,199	2,810
Synthetic fuel	111	63	111	131

	2,402	2,016	4,654	4,039
OPERATING COSTS AND EXPENSES
Owned, leased and corporate housing – direct	157	119	289	229
Timeshare – direct	245	215	497	423
Reimbursed costs	1,614	1,402	3,199	2,810
General, administrative and other	127	107	259	219
Synthetic fuel	141	105	141	232

	2,284	1,948	4,385	3,913

OPERATING INCOME	118	68	269	126

Gains and other income	48	38	52	39
Interest expense	(24)	(25)	(46)	(51)
Interest income	39	27	65	47
Provision for loan losses	(3)	(1)	—	(6)
Equity in earnings (losses) - Synthetic fuel	—	—	(28)	—
- Other	1	3	(1)	2

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	179	110	311	157
(Provision) benefit for income taxes	(33)	16	(51)	56

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	146	126	260	213
Minority interest	14	—	14	—

INCOME FROM CONTINUING OPERATIONS	160	126	274	213
Discontinued Operations
(Loss) income from Senior Living Services, net of tax	—	(1)	—	29
Loss from Distribution Services, net of tax	—	—	—	(1)

NET INCOME	$160	$125	$274	$241

EARNINGS PER SHARE – Basic
Earnings from continuing operations	$.71	$.54	$1.20	$.91
Earnings from discontinued operations	—	—	—	.12

Earnings per share	$.71	$.54	$1.20	$1.03

EARNINGS PER SHARE – Diluted
Earnings from continuing operations	$.67	$.52	$1.14	$.87
(Loss) earnings from discontinued operations	—	(.01)	—	.12

Earnings per share	$.67	$.51	$1.14	$.99

DIVIDENDS DECLARED PER SHARE	$0.085	$0.075	$0.160	$0.145

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

($ in millions)

	June 18, 2004 (Unaudited)	January 2, 2004

ASSETS
Current assets
Cash and equivalents	$164	$229
Accounts and notes receivable	1,058	728
Prepaid taxes	216	223
Other	140	84
Assets held for sale	7	—

	1,585	1,264

Property and equipment	2,512	2,513
Goodwill	923	923
Other intangible assets	536	526
Equity method investments	253	468
Notes and other receivables, net
Loans to equity method investees	506	558
Loans to timeshare owners	177	152
Other notes receivable	406	389
Other long-term receivables	522	534

	1,611	1,633
Other	876	850

	$8,296	$8,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$569	$584
Current portion of long-term debt	290	64
Other	1,131	1,122

	1,990	1,770

Long-term debt	1,144	1,391
Casualty self-insurance reserves	178	169
Other long-term liabilities	1,126	1,003
Minority interest	13	6
Shareholders’ equity
Class A common stock	3	3
Additional paid-in capital	3,376	3,317
Retained earnings	1,661	1,505
Deferred compensation	(129)	(81)
Treasury stock, at cost	(1,032)	(865)
Accumulated other comprehensive loss	(34)	(41)

	3,845	3,838

	$8,296	$8,177

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

(Unaudited)

	Twenty-Four Weeks Ended
	June 18, 2004	June 20, 2003
OPERATING ACTIVITIES
Income from continuing operations	$274	$213
Adjustments to reconcile to cash provided by operating activities:
Income from discontinued operations	—	8
Discontinued operations – gain on sale/exit	—	20
Depreciation and amortization	76	68
Minority interest in results of synthetic fuel operation	(14)	—
Income taxes	(19)	(102)
Timeshare activity, net	92	(41)
Other	(36)	(40)
Working capital changes	(70)	(106)

Net cash provided by operating activities	303	20

INVESTING ACTIVITIES
Capital expenditures	(81)	(116)
Dispositions	23	361
Loan advances	(54)	(70)
Loan collections and sales	121	111
Other	(17)	(20)

Net cash (used in) provided by investing activities	(8)	266

FINANCING ACTIVITIES
Commercial paper, net	100	(87)
Issuance of long-term debt	16	6
Repayment of long-term debt	(155)	(57)
Issuance of Class A common stock	79	29
Dividends paid	(34)	(33)
Purchase of treasury stock	(353)	(198)
Earn-outs paid, net	(13)	—

Net cash used in financing activities	(360)	(340)

DECREASE IN CASH AND EQUIVALENTS	(65)	(54)
CASH AND EQUIVALENTS, beginning of period	229	198

CASH AND EQUIVALENTS, end of period	$164	$144

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements present the results of operations, financial position and cash flows of Marriott International, Inc. (together with its subsidiaries, we, us or the Company).

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles. We believe the disclosures made are adequate to make the information presented not misleading. You should, however, read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2004. Certain terms not otherwise defined in this quarterly report have the meanings specified in that Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of sales and expenses during the reporting period and the disclosures of contingent liabilities. Accordingly, our ultimate results could differ from those estimates. We have reclassified certain prior year amounts to conform to our 2004 presentation.

In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 18, 2004 and January 2, 2004, and the results of our operations for the twelve and twenty-four weeks ended June 18, 2004 and June 20, 2003 and cash flows for the twenty-four weeks ended June 18, 2004 and June 20, 2003. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

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

As a result of adopting FIN 46(R), we consolidated our two synthetic fuel joint ventures as of March 26, 2004. The synthetic fuel joint ventures own four coal-based synthetic fuel production facilities (the “Facilities”). The synthetic fuel produced at the Facilities through 2007 qualifies for tax credits based on Section 29 of the Internal Revenue Code.

While the Facilities produce significant losses, these losses are more than offset by the tax benefit associated with the losses and the tax credits generated under Section 29 of the Internal Revenue Code. At June 18, 2004, the ventures had working capital of $15 million and the book value of the Facilities was $34 million. The ventures have no long-term debt.

We currently consolidate four other entities which are variable interest entities under FIN 46(R). These entities were established with the same partner to lease four Marriott branded hotels. The combined capital in the four variable interest entities is $5 million, which is used primarily to fund hotel working capital. Our equity at risk is $3 million, and we hold 55 percent of the common equity shares. In addition, we guarantee a maximum of $1 million of the lease obligations of one of the hotels, and our total exposure to loss is $4 million.

We have one other significant interest in an entity which is a variable interest entity under FIN 46(R). In February 2001, we entered into a shareholders’ agreement with an unrelated third party to form a joint venture to own and lease luxury hotels to be managed by us. In February 2002, the joint venture signed its first lease with a third party landlord. The initial capital structure of the joint venture is $4 million of debt and $4 million of equity. We hold 35 percent of the equity, or $1 million, and 65 percent of the debt, or $3 million, for a total investment of $4 million. In addition, each equity partner entered into various guarantees with the landlord to guarantee lease payments. Our total exposure under these guarantees is $18 million. Our maximum exposure to loss is $22 million. We do not consolidate the joint venture since we do not bear the majority of the expected losses or expected residual returns.

FIN 46(R) does not apply to qualifying special purpose entities, such as those sometimes used by us to sell notes receivable originated by our timeshare business in connection with the sale of timeshare intervals. We will continue to account for these qualifying special purpose entities in accordance with Statement of Financial Accounting Standards (“FAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

3.	Earnings Per Share

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

(in millions, except per share amounts)	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
Computation of Basic Earnings Per Share

Income from continuing operations	$160	$126	$274	$213
Weighted average shares outstanding	226.9	232.3	228.2	233.1

Basic earnings per share from continuing operations	$0.71	$0.54	$1.20	$0.91

Computation of Diluted Earnings Per Share

Income from continuing operations	$160	$126	$274	$213
After-tax interest expense on convertible debt	—	—	—	—

Income from continuing operations for diluted earnings per share	$160	$126	$274	$213

Weighted average shares outstanding	226.9	232.3	228.2	233.1
Effect of dilutive securities
Employee stock option plan	8.1	6.0	7.8	4.8
Deferred stock incentive plan	4.3	4.7	4.3	4.7
Restricted stock units	0.5	0.3	0.5	0.3
Convertible debt	0.5	1.0	0.7	1.0

Shares for diluted earnings per share	240.3	244.3	241.5	243.9

Diluted earnings per share from continuing operations	$0.67	$0.52	$1.14	$0.87

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

In accordance with FAS No. 128 “Earnings per Share,” we do not include the following stock options in our calculation of diluted earnings per share because the option exercise prices are greater than the average market price for our Class A Common Stock for the applicable period:

(a)	for each of the twelve and twenty-four week periods ended June 18, 2004, 0.1 million options, and

(b)	for the twelve and twenty-four week periods ended June 20, 2003, 6.9 million and 7.3 million options, respectively.

4.	Stock-Based Compensation

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

The following table shows stock-based employee compensation costs we recognized in the twelve and twenty-four weeks ended June 18, 2004 and June 20, 2003 and our deferred compensation balance at June 18, 2004 and January 2, 2004.

	Reported Stock-Based Compensation Expense, Net of Tax				Deferred Compensation Balance at
	Twelve Weeks Ended		Twenty-Four Weeks Ended
$ in millions	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003	June 18, 2004	January 2, 2004
Deferred share grants	$1	$1	$2	$3	$17	$21
Restricted share grants	1	1	2	2	13	16
Restricted stock units	6	3	11	4	99	44

	$8	$5	$15	$9	$129	$81

During the twenty-four weeks ended June 18, 2004, we granted approximately 1.5 million units (each representing one share of our Class A Common Stock) under the restricted stock unit program which began in the first quarter of 2003.

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

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions, except per share amounts)	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
Net income, as reported	$160	$125	$274	$241
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8	5	15	9
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(19)	(18)	(36)	(34)

Pro forma net income	$149	$112	$253	$216

Earnings per share:
Basic – as reported	$.71	$.54	$1.20	$1.03

Basic – pro forma	$.66	$.48	$1.11	$.93

Diluted – as reported	$.67	$.51	$1.14	$.99

Diluted – pro forma	$.62	$.46	$1.05	$.90

5.	Marriott Rewards

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

Our liability for the Marriott Rewards program was $852 million at June 18, 2004 and $784 million at January 2, 2004 of which $568 million and $502 million, respectively, are included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

6.	Comprehensive Income

Our total comprehensive income was $161 million and $160 million, for the twelve weeks ended June 18, 2004 and June 20, 2003, respectively, and $281 million and $274 million, respectively, for the twenty-four weeks ended June 18, 2004 and June 20, 2003. Comprehensive income and net income are comparable for both the twelve and twenty-four weeks ended June 18, 2004. The principal difference between net income and comprehensive income for both the twelve and twenty-four weeks ended June 20, 2003 relates to foreign currency translation adjustments.

7.	Business Segments

We are a diversified hospitality company with operations in five business segments:

•	Full-Service Lodging, which includes Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts;

•	Select-Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites;

•	Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites, Marriott ExecuStay and Marriott Executive Apartments and Other;

•	Timeshare, which includes the development, marketing, operation and ownership of timeshare properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Marriott Grand Residence Club and Horizons by Marriott Vacation Club International brands; and

•	Synthetic Fuel, which includes the operation of coal-based synthetic fuel production facilities.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, and interest income. With the exception of our synthetic fuel segment, we do not allocate income taxes to our segments. The synthetic fuel operation generated a tax benefit and credits of $38 million and $68 million, respectively for the twelve weeks ended June 18, 2004 and June 20, 2003, and $77 million and $146 million, respectively, for the twenty-four weeks then ended. As timeshare note sales are an integral part of the timeshare business, we include timeshare note sale gains in our timeshare segment results and we allocate other gains as well as equity in earnings (losses) from our joint ventures to each of our segments.

We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels, and the regulatory business environment of the brands and operations within each segment.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
Revenues
($ in millions)
Full-Service	$1,548	$1,333	$3,053	$2,663
Select-Service	264	229	511	463
Extended-Stay	129	130	244	254
Timeshare	350	261	735	528

Total lodging	2,291	1,953	4,543	3,908
Synthetic fuel	111	63	111	131

	$2,402	$2,016	$4,654	$4,039

Income from Continuing Operations
($ in millions)
Full-Service	$113	$87	$213	$182
Select-Service	39	29	62	53
Extended-Stay	18	15	28	25
Timeshare	51	44	101	62

Total lodging	221	175	404	322
Synthetic fuel (after tax)	31	26	42	45
Unallocated corporate expenses	(33)	(24)	(63)	(54)
Interest income, provision for loan losses and interest expense	12	1	19	(10)
Income taxes (excluding Synthetic fuel)	(71)	(52)	(128)	(90)

	$160	$126	$274	$213

Equity in Earnings (Losses) of Equity Method Investees
($ in millions)
Full-Service	$2	$5	$8	$10
Select-Service	—	(3)	(6)	(7)
Timeshare	(1)	—	(4)	(1)
Synthetic fuel	—	—	(28)	—
Corporate	—	1	1	—

	$1	$3	$(29)	$2

8.	Contingencies

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

Our guarantees include $368 million related to Senior Living Services lease obligations and lifecare bonds. Sunrise Senior Living, Inc. (Sunrise) is the primary obligor of the leases and a portion of the lifecare bonds, and CNL Retirement Properties, Inc. (CNL) is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business at the end of the first quarter of 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds.

We also enter into project completion guarantees with certain lenders in conjunction with hotels and timeshare units that we are building. Additionally, we also enter into guarantees in conjunction with the sale of notes receivable originated by our timeshare business. These guarantees have terms of between seven and ten years. The terms of the guarantees require us to repurchase a limited amount of non-performing loans under certain circumstances. When we repurchase non-performing timeshare loans, we will either collect the outstanding loan balance in full or foreclose on the asset and subsequently resell it.

The maximum potential amount of future fundings and the carrying amount of the liability for expected future fundings at June 18, 2004 are as follows:

($ in millions)

Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Future Fundings at June 18, 2004
Debt service	$358	$10
Operating profit	290	14
Senior Living Services	368	—
Other	66	3

	$1,082	$27

Our guarantees of $1,082 million listed above include $166 million for guarantees that will not be in effect until the underlying hotels open and we begin to manage the properties. The $166 million of guarantees not in effect is comprised of $128 million of operating profit guarantees and $38 million of debt service guarantees. Guarantee fundings to lenders and hotel owners are generally recoverable as loans and are generally repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels.

In addition to the guarantees noted above, as of June 18, 2004, we had extended approximately $64 million of loan commitments to owners of lodging properties under which we expect to fund approximately $29 million by December 31, 2004, and $13 million over the following two years. We do not expect to fund the remaining $22 million of commitments, which expire as follows: $10 million in one to three years; and $12 million after five years.

At June 18, 2004, we also had $122 million of letters of credit outstanding on our behalf, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of June 18, 2004, totaled $347 million, the majority of which were requested by federal, state, or local governments related to our timeshare and lodging operations and self-insurance programs.

Third parties have severally indemnified us for guarantees by us of leases with minimum annual payments of approximately $78 million, as well as for real estate taxes and other charges associated with the leases.

Litigation and Arbitration

CTF/HPI arbitration and litigation. On April 8, 2002, we initiated an arbitration proceeding against CTF Hotel Holdings, Inc. (CTF) and its affiliate, Hotel Property Investments (B.V.I.) Ltd. (HPI), in connection with a dispute over procurement and other issues for certain Renaissance hotels and resorts that we manage for CTF and HPI. On April 12, 2002, CTF filed a lawsuit in U.S. District Court in Delaware against us and Avendra LLC, alleging that, in connection with procurement at 20 of those hotels, we engaged in improper acts of self-dealing, and claiming breach of fiduciary, contractual and other duties; fraud; misrepresentation; and violations of the RICO and the Robinson-Patman Acts. CTF seeks various remedies, including a stay of the arbitration proceedings against CTF and unspecified actual, treble and punitive damages. The district court enjoined the arbitration with respect to CTF, but granted our request to stay the court proceedings pending the resolution of the arbitration with respect to HPI. Both parties have appealed that ruling. The arbitration panel hearing on the matter began April 6, 2004 and concluded on June 11, 2004. We expect that post hearing briefing will be concluded by August 14, 2004.

We believe that CTF’s and HPI’s claims against us are without merit, and we intend to vigorously defend against them. However, we cannot assure you as to the outcome of the arbitration or the related litigation; nor can we currently estimate the range of any potential losses to the Company.

9.	Long-Term Debt

Our long-term debt at June 18, 2004 and January 2, 2004, consisted of the following:

($ in millions)	June 18, 2004	January 2, 2004
Senior Notes:
Series B, interest rate of 6.875%, maturing November 15, 2005	$200	$200
Series C, interest rate of 7.875%, maturing September 15, 2009	299	299
Series D, interest rate of 8.125%, maturing April 1, 2005	275	275
Series E, interest rate of 7.0%, maturing January 15, 2008	293	293
Other senior notes, interest rate of 3.114% at January 2, 2004, matured April 1, 2004	—	46
Commercial paper, average interest rate of 1.2% at June 18, 2004	100	—
Mortgage debt, interest rate of 7.9%, maturing May 1, 2025	176	178
Other	91	102
LYONs	—	62

	1,434	1,455
Less current portion	(290)	(64)

	$1,144	$1,391

As of June 18, 2004 all debt, other than mortgage debt and $10 million of other debt, is unsecured.

On April 7, 2004, we sent notice to the holders of our Liquid Yield Option Notes due 2021 (the “Notes”), that, subject to the terms of the indenture governing the Notes, we would purchase for cash, at the option of each holder, any Notes tendered by the holder and not withdrawn on May 10, 2004, at a purchase price of $880.50 per $1,000 principal amount at maturity. The Notes, issued on May 8, 2001, carried a yield to maturity of 0.75 percent, and were convertible into approximately 0.9 million shares of our Class A Common Stock.

Holders of all outstanding Notes, approximately $70 million aggregate principal amount at maturity, tendered their Notes for repurchase. Accordingly, on May 11, 2004, we repurchased all of the outstanding Notes for aggregate cash consideration of approximately $62 million. No Notes remain outstanding following the purchase.

10.	Marriott and Cendant Corporation Joint Venture

On April 1, 2004, Cendant exercised its option to redeem our interest in the Two Flags joint venture, which owns the trademarks and licenses for the Ramada and Days Inn lodging brands in the United States. We will record the sale on September 1, 2004 when we expect to collect our $200 million note receivable. We expect to record a pre-tax gain of approximately $13 million in connection with this transaction when the sale is completed. We continue to own the trademarks and licenses for Ramada outside of the United States, operate and franchise hotels outside of the United States and Canada under the Ramada International brand name, and license the Ramada name in Canada to Cendant.

For our entire 2003 fiscal year, we earned $24 million from our interest in the Two Flags joint venture, which was reflected as equity in earnings in the income statement. As a result of this transaction, our equity in earnings will be reduced in 2004. In the second quarter of 2003, our equity earnings included $6 million attributable to our interest in the Two Flags joint venture, while our second quarter 2004 equity earnings reflect only a minor impact associated with the Two Flags joint venture due to the redemption of our interest. We recognized equity in earnings from the Two Flags joint venture of $6 million and

$12 million, respectively, for the twenty-four weeks ended June 18, 2004 and June 20, 2003. For the twelve and twenty-four weeks ended June 18, 2004, we recognized $4 million of interest income in connection with the $200 million note related to the purchase of our interest in the Two Flags joint venture.

11.	Asset Securitizations

In June 2004, we sold $150 million of notes receivable generated by our timeshare business in connection with the sale of timeshare intervals. In conjunction with the sale, we received net proceeds of $141 million, retained residual interests of $33 million, and recorded a gain of $27 million. We used the following key assumptions to measure the fair value of the residual interests: discount rate of 7.9 percent; expected annual prepayments, including defaults, of 18.5 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 81 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 41 months. Our key assumptions are based on experience.

12.	Subsequent Event

On July 7, 2004 we announced that we had been informed by PacifiCorp Financial Services that Internal Revenue Service (“IRS”) field auditors have issued a notice of proposed adjustment challenging the placed-in-service date of three of the four synthetic fuel facilities owned by Marriott’s synthetic fuel joint ventures. One of the conditions to qualify for tax credits under Section 29 of the Internal Revenue Code is that the production facility must have been placed-in-service before July 1, 1998. We purchased four synthetic fuel facilities from PacifiCorp Financial Services in October 2001 and sold approximately 50 percent of our ownership interests in June 2003.

We strongly believe that all the facilities meet the placed-in-service requirement. Although we are confident this issue will be resolved in our favor and not result in a material charge to us, we cannot assure you as to the ultimate outcome of this matter. We are examining various procedural alternatives for pursuing this issue to resolution.

Since acquiring the plants, Marriott has recognized approximately $355 million of tax credits from all four plants through June 18, 2004. The tax credits recognized through June 18, 2004 associated with the three facilities in question totaled approximately $260 million.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

Continuing Operations

The following discussion presents an analysis of results of our operations for the twelve and twenty-four weeks ended June 18, 2004 and June 20, 2003.

Twelve Weeks Ended June 18, 2004 Compared to Twelve Weeks Ended June 20, 2003

Revenues ($ in millions)	Twelve Weeks Ended
	June 18, 2004	June 20, 2003
Full-Service	$1,548	$1,333
Select-Service	264	229
Extended-Stay	129	130
Timeshare	350	261

Total lodging	2,291	1,953
Synthetic fuel	111	63

	$2,402	$2,016

Revenues increased 19 percent to $2,402 million in 2004, primarily reflecting increased demand for hotel rooms, revenue from new properties, and strong sales in our timeshare segment.

Operating Income

Operating income increased $50 million to $118 million in 2004. The increase is primarily due to higher fees associated with our hotel business, which are related both to stronger REVPAR driven principally by increased occupancy and to the growth in the number of rooms, and stronger timeshare results which are mainly attributable to an increase in financially reportable sales and improved margins, partially offset by higher general and administrative expenses.

Income from Continuing Operations ($ in millions)	Twelve Weeks Ended
	June 18, 2004	June 20, 2003
Full-Service	$113	$87
Select-Service	39	29
Extended-Stay	18	15
Timeshare	51	44

Total lodging financial results	221	175
Synthetic fuel (after tax)	31	26
Unallocated corporate expenses	(33)	(24)
Interest income, provision for loan losses and interest expense	12	1
Income taxes (excluding Synthetic fuel)	(71)	(52)

	$160	$126

Income from continuing operations increased 27 percent to $160 million in 2004, and diluted earnings per share from continuing operations increased 29 percent to $0.67. The favorable results were primarily driven by strong hotel demand, new unit growth, strong timeshare results, and higher interest income of $39 million compared to $27 million, related to higher loan balances and higher rates, partially offset by higher income taxes, and higher general and administrative expenses, including higher litigation expenses. Additionally, the 2003 second quarter was unfavorably impacted by the war in Iraq and Severe Acute Respiratory Syndrome (“SARS”).

Marriott Lodging

We consider lodging revenues and lodging financial results to be meaningful indicators of our performance because they measure our growth in profitability as a lodging company and enable investors to compare the sales and results of our lodging operations to those of other lodging companies.

Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported financial results of $221 million in the second quarter of 2004, compared to $175 million in the second quarter of 2003 and revenues of $2,291 million in the second quarter of 2004, a 17 percent increase from revenues of $1,953 million in the second quarter of 2003. The results reflect a 24 percent increase in combined base, franchise and incentive fees, from $172 million in the second quarter of 2003 to $214 million in the second quarter of 2004 and favorable timeshare results. The increase in base and franchise fees was driven by higher REVPAR for comparable rooms, primarily resulting from both domestic and international occupancy increases and new unit growth. We have added 186 properties (30,909 rooms) and deflagged 35 properties (5,731 rooms) since the second quarter of 2003. Systemwide REVPAR for comparable North American properties increased 9.3 percent, and REVPAR for our comparable North American company-operated properties increased 10.0 percent. Systemwide REVPAR for comparable international properties increased 24.6 percent, and REVPAR for comparable international company-operated properties increased 29.7 percent. The increase in incentive management fees during the quarter includes the impact of increased international travel, particularly in Asia and the Middle East, and increased business at properties in North America.

Summary of Properties by Brand. We opened 53 lodging properties (7,745 rooms) during the second quarter of 2004, while 15 hotels (2,090 rooms) exited the system, increasing our total properties to 2,791 (502,575 rooms). The following table shows properties by brand as of June 18, 2004 (excluding 2,591 rental units relating to Marriott ExecuStay):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging
Marriott Hotels & Resorts	224	99,475	210	58,800
Marriott Conference Centers	14	3,577	—	—
JW Marriott Hotels & Resorts	30	13,924	4	1,205
The Ritz-Carlton	57	18,644	—	—
Renaissance Hotels & Resorts	87	33,732	43	13,095
Ramada International	4	727	202	27,136
Bulgari Hotel & Resort	1	58	—	—
Select-Service Lodging
Courtyard	296	46,839	342	44,605
Fairfield Inn	2	855	528	49,336
SpringHill Suites	23	3,597	93	9,888
Extended-Stay Lodging
Residence Inn	132	17,791	322	36,228
TownePlace Suites	34	3,661	78	7,801
Marriott Executive Apartments and Other	13	2,372	1	99
Timeshare
Marriott Vacation Club International	43	8,374	—	—
The Ritz-Carlton Club	4	252	—	—
Marriott Grand Residence Club	2	248	—	—
Horizons by Marriott Vacation Club International	2	256	—	—

Total	968	254,382	1,823	248,193

REVPAR. We consider Revenue per Available Room (REVPAR) to be a meaningful indicator of our performance because it measures the period over period change in room revenues for comparable properties. We calculate REVPAR by dividing room sales for comparable properties by room nights available to guests for the period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following table shows occupancy, average daily rate and REVPAR for each of our comparable principal established brands. We have not presented statistics for company-operated North American Fairfield Inn and SpringHill Suites properties here because we operate only a small number of properties as both these brands are predominantly franchised and such information would not be meaningful for those brands (identified as “nm” in the table below). Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties. For North American properties (except for The Ritz-Carlton which includes March through May), the occupancy, average daily rate and REVPAR statistics used throughout this report for the twelve weeks ended June 18, 2004, include the period from March 27, 2004 through June 18, 2004, while the twelve weeks ended June 20, 2003, include the period from March 29, 2003 through June 20, 2003.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Twelve Weeks Ended June 18, 2004	Change vs. 2003		Twelve Weeks Ended June 18, 2004	Change vs. 2003
Marriott Hotels & Resorts (1)
Occupancy	75.5%	4.8%	pts.	73.0%	4.4%	pts.
Average Daily Rate	$144.77	1.8%		$135.96	2.3%
REVPAR	$109.27	8.7%		$99.31	8.9%
The Ritz-Carlton (2)
Occupancy	73.8%	7.9%	pts.	73.8%	7.9%	pts.
Average Daily Rate	$271.44	3.9%		$271.44	3.9%
REVPAR	$200.34	16.4%		$200.34	16.4%
Renaissance Hotels & Resorts
Occupancy	72.6%	5.4%	pts.	71.5%	4.6%	pts.
Average Daily Rate	$138.67	0.4%		$131.17	1.5%
REVPAR	$100.60	8.5%		$93.79	8.5%
Composite – Full-Service (3)
Occupancy	74.8%	5.3%	pts.	72.9%	4.7%	pts.
Average Daily Rate	$158.24	2.3%		$146.39	2.8%
REVPAR	$118.43	10.1%		$106.69	9.9%
Residence Inn
Occupancy	81.0%	1.6%	pts.	80.4%	2.2%	pts.
Average Daily Rate	$100.25	4.3%		$97.06	3.3%
REVPAR	$81.22	6.5%		$78.05	6.3%
Courtyard
Occupancy	73.8%	4.4%	pts.	74.6%	4.3%	pts.
Average Daily Rate	$96.48	4.1%		$97.32	4.8%
REVPAR	$71.16	10.7%		$72.58	11.2%
Fairfield Inn
Occupancy	nm	nm		69.1%	2.0%	pts.
Average Daily Rate	nm	nm		$66.64	1.8%
REVPAR	nm	nm		$46.02	4.9%
TownePlace Suites
Occupancy	77.7%	6.8%	pts.	78.0%	6.4%	pts.
Average Daily Rate	$64.91	2.2%		$64.20	1.0%
REVPAR	$50.42	12.0%		$50.05	10.0%
SpringHill Suites
Occupancy	nm	nm		74.1%	4.0%	pts.
Average Daily Rate	nm	nm		$84.66	4.3%
REVPAR	nm	nm		$62.71	10.3%
Composite – Select-Service & Extended-Stay (4)
Occupancy	75.8%	4.0%	pts.	74.7%	3.3%	pts.
Average Daily Rate	$94.76	4.1%		$87.27	3.7%
REVPAR	$71.87	9.8%		$65.19	8.5%
Composite – All (5)
Occupancy	75.2%	4.8%	pts.	73.9%	3.9%	pts.
Average Daily Rate	$135.74	3.0%		$112.73	3.5%
REVPAR	$102.07	10.0%		$83.32	9.3%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.

(2)	Statistics for The Ritz-Carlton are for March through May.

(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.

(4)	Select-Service and Extended-Stay composite statistics include properties for the Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

(5)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

Systemwide international statistics by region are based on comparable worldwide units, excluding North America. The following table shows occupancy, average daily rate and REVPAR for international properties by region/brand.

	Comparable Company-Operated International Properties (1), (2)			Comparable Systewide International Properties (1), (2)
	Three Months Ended May 31, 2004	Change vs. 2003		Three Months Ended May 31, 2004	Change vs. 2003
Caribbean & Latin America
Occupancy	74.5%	7.5%	pts.	73.6%	8.3%	pts.
Average daily rate	$136.65	4.9%		$130.81	4.2%
REVPAR	$101.87	16.6%		$96.23	17.5%
Continental Europe
Occupancy	72.5%	7.0%	pts.	69.4%	7.4%	pts.
Average daily rate	$131.33	3.6%		$132.06	2.3%
REVPAR	$95.21	14.6%		$91.59	14.5%
United Kingdom
Occupancy	77.2%	9.6%	pts.	75.9%	7.7%	pts.
Average daily rate	$182.15	6.6%		$143.74	2.9%
REVPAR	$140.62	21.7%		$109.04	14.5%
Middle East & Africa
Occupancy	75.6%	19.2%	pts.	75.6%	19.2%	pts.
Average daily rate	$104.86	8.1%		$104.86	8.1%
REVPAR	$79.23	45.0%		$79.23	45.0%
Asia Pacific (3)
Occupancy	75.2%	25.4%	pts.	76.3%	22.6%	pts.
Average daily rate	$96.49	13.0%		$99.35	8.8%
REVPAR	$72.53	70.5%		$75.78	54.5%
Composite International (4), (5)
Occupancy	74.5%	14.8%	pts.	73.9%	12.9%	pts.
Average daily rate	$121.64	4.0%		$122.78	2.8%
REVPAR	$90.64	29.7%		$90.79	24.6%
The Ritz-Carlton International
Occupancy	72.6%	21.4%	pts.	72.6%	21.4%	pts.
Average daily rate	$212.49	-3.0%		$212.49	-3.0%
REVPAR	$154.24	37.6%		$154.24	37.6%
Composite International (4)
Occupancy	74.3%	15.5%	pts.	73.8%	13.6%	pts.
Average daily rate	$131.34	3.7%		$129.93	2.9%
REVPAR	$97.59	31.0%		$95.93	26.1%

(1)	International financial results are reported on a period end basis, while international statistics are reported on a month end basis.

(2)	The comparison to 2003 is on a currency neutral basis and includes results for March through May. Excludes North America.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Excludes The Ritz-Carlton International.

Full-Service Lodging ($ in millions)	Twelve Weeks Ended		Change
	June 18, 2004	June 20, 2003	2004/2003
Revenues	$1,548	$1,333	16%

Segment results	$113	$87	30%

Full-Service Lodging includes our Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts brands. Our second quarter 2004 segment results reflect a $31 million increase in combined base management, incentive management and franchise fees, partially offset by increased administrative costs. The increase in fees is largely due to favorable REVPAR, driven primarily by occupancy increases, and the growth in the number of rooms. Since the second quarter of 2003, across our Full-Service Lodging segment, we added 79 hotels (17,013 rooms) and deflagged 19 hotels (3,740 rooms).

Higher gains of $4 million were almost entirely offset by weaker joint venture results of $3 million. On April 1, 2004, Cendant exercised its option to redeem our interest in the Two Flags joint venture, which owns the trademarks and licenses for the Ramada and Days Inn lodging brands in the United States. In the second quarter of 2003, our equity earnings included $6 million attributable to our interest in the Two Flags joint venture, while the second quarter 2004 results reflect only a minor impact associated with the Two Flags joint venture due to the redemption of our interest. We expect to record a pre-tax gain of approximately $13 million in the third quarter of 2004 when we receive proceeds from the Two Flags sale.

REVPAR for Full-Service Lodging comparable company-operated North American hotels increased 10.1 percent to $118.43. Occupancy for these hotels increased to 74.8 percent, while average room rates increased 2.3 percent to $158.24.

Financial results for our international operations were strong across most regions, generating a 29.7 percent REVPAR increase for comparable company-operated hotels. Occupancy increased 14.8 percentage points, while average room rates increased to $121.64. International operations were unfavorably impacted by the war in Iraq and SARS in 2003. We experienced strong demand in Asia, the Caribbean, Mexico, the Middle East, and the United Kingdom.

Select-Service Lodging ($ in millions)	Twelve Weeks Ended		Change
	June 18, 2004	June 20, 2003	2004/2003
Revenues	$264	$229	15%

Segment results	$39	$29	34%

Select-Service Lodging includes our Courtyard, Fairfield Inn and SpringHill Suites brands. The $10 million increase in segment results reflects a $7 million increase in combined base management, incentive management and franchise fees and a favorable variance of $6 million on gains and equity results, partially offset by increased administrative costs. The increase in fees is largely due to an increase in REVPAR, driven primarily by occupancy increases, and the growth in the number of rooms. Across our Select-Service Lodging segment, we added 80 hotels (9,718 rooms) and deflagged 14 hotels (1,930 rooms) since the second quarter of 2003.

Extended-Stay Lodging ($ in millions)	Twelve Weeks Ended		Change
	June 18, 2004	June 20, 2003	2004/2003
Revenues	$129	$130	-1%

Segment results	$18	$15	20%

Extended-Stay Lodging includes our Residence Inn, TownePlace Suites, Marriott Executive Apartments and Marriott ExecuStay brands. The decline in revenue is primarily attributable to the shift in the ExecuStay business towards franchising. Our base and incentive management fees were flat with last year while our franchise fees, principally associated with our Residence Inn brand, increased $3 million. The increase in franchise fees is largely due to the growth in the number of rooms and an increase in REVPAR. Since the second quarter of 2003, across our Extended-Stay Lodging segment, we added 26 hotels (3,007 rooms). ExecuStay experienced improved results compared to the prior year quarter, resulting from increased occupancy, primarily in the New York market, coupled with lower operating costs associated with the shift in business towards franchising.

REVPAR for Select-Service and Extended-Stay Lodging comparable company-operated North American hotels increased 9.8 percent to $71.87. Occupancy for these hotels increased to 75.8 percent, while average room rates increased 4.1 percent to $94.76.

Timeshare ($ in millions)	Twelve Weeks Ended		Change
	June 18, 2004	June 20, 2003	2004/2003
Revenues	$350	$261	34%

Segment results	$51	$44	16%

Timeshare includes our Marriott Vacation Club International, The Ritz-Carlton Club, Marriott Grand Residence Club and Horizons by Marriott Vacation Club International brands. Timeshare revenues of $350 million in 2004 and $261 million in 2003, include interval sales, base management fees and cost reimbursements. Contract sales, which represents sales of timeshare intervals before adjustment for percentage of completion accounting, increased 39 percent primarily due to strong demand in South Carolina, California, Hawaii, Aruba, and St. Thomas. The favorable segment results reflect a 23 percent increase in financially reportable sales, and higher margins primarily resulting from the use of lower cost marketing channels, partially offset by a lower note sale gain and higher administrative expenses. Our note sale in the second quarter of 2004 resulted in a $27 million gain versus a $32 million gain in the second quarter of 2003. In addition to a lower note sale gain, we adjusted the discount rate used in determining the fair value of our residual interests due to current trends in interest rates, and recorded a $7 million charge.

Synthetic Fuel

For the twelve weeks ended June 18, 2004, the synthetic fuel operation generated revenue of $111 million and income from continuing operations of $31 million comprised of: operating losses of $30 million offset by net earn-out payments received of $9 million, a $3 million tax benefit, tax credits of $35 million, and minority interest of $14 million reflecting our partner’s share of the operating losses.

For the twelve weeks ended June 20, 2003, the synthetic fuel operation generated sales of $63 million and income from continuing operations of $26 million comprised of: operating losses of $42 million, which includes net earn-out payments made of $18 million, a $15 million tax benefit, and tax credits of $53 million. A summary of our involvement in the synthetic fuel business follows.

In October 2001, we acquired four coal-based synthetic fuel production facilities (the “Facilities”) for $46 million in cash from PacifiCorp Financial Services. Three of the four plants are held in one entity and one of the plants in a separate entity. The synthetic fuel produced at the Facilities through 2007 qualifies for tax credits based on Section 29 of the Internal Revenue Code (credits are not available for fuel produced after 2007). We began operating these Facilities in the first quarter of 2002. Although the Facilities produce significant losses, these losses are more than offset by the tax credits generated under Section 29, which reduce our income tax expense.

On June 21, 2003, we sold an approximately 50 percent ownership interest in the synthetic fuel entities. We received cash and promissory notes totaling $25 million at closing, and we are receiving additional profits that we expect will continue over the life of the ventures based on the actual amount of tax credits allocated to the purchaser. Certain post closing conditions, including our receipt of satisfactory private letter rulings from the Internal Revenue Service(“IRS”), were satisfied during the fourth quarter. Those rulings confirm, among other things, both that the process used by our synthetic fuel operations produces a “qualified fuel” as required by Section 29 of the Internal Revenue Code and the validity of the joint venture ownership structures with the 50 percent purchaser. After reviewing the private letter rulings, the purchaser informed us in writing that it would not be exercising a one-time “put option,” which would potentially have allowed it to return its ownership interest to us if satisfactory rulings had not been obtained prior to December 15, 2003.

As a result of the put option, we consolidated the two synthetic fuel joint ventures through November 6, 2003. Effective November 7, 2003, because the put option was voided, we began accounting for the synthetic fuel joint ventures, using the equity method of accounting. Beginning March 26, 2004, as a result of adopting FIN 46(R), we have consolidated the synthetic fuel joint ventures and we reflect our partner’s share of the operating losses as minority interest.

On July 7, 2004 we announced that we had been informed by PacifiCorp Financial Services that IRS field auditors have issued a notice of proposed adjustment challenging the placed-in-service date of three of the four synthetic fuel facilities owned by one of Marriott’s synthetic fuel joint ventures. One of the conditions to qualify for tax credits under Section 29 of the Internal Revenue Code is that the production facility must have been placed-in-service before July 1, 1998.

We strongly believe that all the facilities meet the placed-in-service requirement. Although we are confident this issue will be resolved in our favor and not result in a material charge to us, we cannot assure you as to the ultimate outcome of this matter. We are examining various procedural alternatives for pursuing this issue to resolution.

Since acquiring the plants, Marriott has recognized approximately $355 million of tax credits from all four plants through June 18, 2004. The tax credits recognized through June 18, 2004 associated with the three facilities in question totaled approximately $260 million.

General, Administrative and Other Expenses

General, administrative and other expenses increased $20 million in the second quarter of 2004 to $127 million, reflecting higher administrative expenses in both our lodging and timeshare businesses as well as $6 million of higher litigation expenses, and a $5 million reduction in foreign exchange gains.

Interest Expense

Interest expense decreased $1 million to $24 million primarily due to the repayment of $234 million of senior debt in the fourth quarter of 2003, partially offset by lower capitalized interest resulting from fewer projects under construction.

Interest Income and Income Tax

Interest income, before the provision for loan losses increased $12 million (44 percent) to $39 million, reflecting higher loan balances, including the $200 million note related to the purchase of our interest in the Two Flags joint venture, and higher rates. For the twelve weeks ended June 18, 2004 we recognized $4 million of interest income in connection with the $200 million note. In the second quarter of 2004, we recorded a $3 million provision for loan losses.

Income from continuing operations before income taxes generated a tax provision of $33 million in the second quarter of 2004, compared to a tax benefit of $16 million in 2003. The difference is primarily attributable to the impact of our synthetic fuel joint venture, which generated a tax benefit and tax credits of $38 million in 2004, compared to $68 million in 2003. In the second quarter of 2003, we were the sole owner of the synthetic fuel business. In the 2003 third quarter, we sold an approximately 50 percent interest and we currently consolidate the joint ventures.

Gains and Other Income

For the twelve weeks ended June 18, 2004 gains and other income totaled $48 million versus $38 million for the twelve weeks ended June 20, 2003. The increase of $10 million is attributable to $9 million of net earn-out payments received in 2004 related to our synthetic fuel operation and $6 million of higher real estate gains, partially offset by $5 million of lower timeshare note sale gains.

Twenty-Four Weeks Ended June 18, 2004 Compared to Twenty-Four Weeks Ended June 20, 2003

Revenues ($ in millions)	Twenty-Four Weeks Ended
	June 18, 2004	June 20, 2003
Full-Service	$3,053	$2,663
Select-Service	511	463
Extended-Stay	244	254
Timeshare	735	528

Total lodging	4,543	3,908
Synthetic fuel	111	131

	$4,654	$4,039

Revenues increased 15 percent to $4,654 million in 2004, reflecting increased demand for hotel rooms resulting in higher fees to us, revenue from new properties, and strong sales in our timeshare business.

Operating Income

Operating income increased $143 million to $269 million in 2004. The increase is primarily due to higher fees associated with our hotel business, which are related both to stronger REVPAR driven principally by increased occupancy, and to the growth in the number of rooms, and stronger timeshare results which are mainly attributable to an increase in financially reportable sales and improved margins, partially offset by higher general and administrative expenses.

For the twenty-four weeks ended June 18, 2004, the synthetic fuel operation generated $30 million of operating losses compared to operating losses of $101 million for the twenty-four weeks ended June 20, 2003. For the twenty-four weeks ended June 20, 2003, 100 percent of the operating losses of the synthetic fuel joint ventures were recorded by us. Effective November 7, 2003, as a result of the sale of an approximately 50 percent ownership interest in the synthetic fuel joint ventures, we began accounting for the synthetic fuel joint ventures using the equity method of accounting, and therefore our share of the losses of the synthetic fuel joint ventures were recorded below operating income in the first quarter of 2004. As a result of adopting FIN 46(R) on March 26, 2004, we consolidated the synthetic fuel joint ventures and recorded 100 percent of the operating losses during the second quarter as a component of operating income.

Income from Continuing Operations ($ in millions)	Twenty-Four Weeks Ended
	June 18, 2004	June 20, 2003
Full-Service	$213	$182
Select-Service	62	53
Extended-Stay	28	25
Timeshare	101	62

Total lodging financial results	404	322
Synthetic fuel (after tax)	42	45
Unallocated corporate expenses	(63)	(54)
Interest income, provision for loan losses and interest expense	19	(10)
Income taxes (excluding Synthetic fuel)	(128)	(90)

	$274	$213

Income from continuing operations increased 29 percent to $274 million, and diluted earnings per share from continuing operations increased 31 percent to $1.14. The favorable results were primarily driven by strong hotel demand, new unit growth, strong timeshare results, higher interest income of $65 million compared to $47 million, related to higher loan balances and higher rates, lower loan loss provisions, and lower interest expense, partially offset by higher taxes, and higher general and administrative expenses, including higher litigation expenses. International operations were unfavorably impacted by the war in Iraq and SARS in 2003.

Marriott Lodging

We consider lodging revenues and lodging financial results to be meaningful indicators of our performance because they measure our growth in profitability as a lodging company and enable investors to compare the sales and results of our lodging operations to those of other lodging companies.

Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported financial results of $404 million in the first two quarters of 2004, compared to $322 million in the first two quarters of 2003 and revenues of $4,543 million in the first two quarters of 2004, a 16 percent increase from revenues of $3,908 million in the first two quarters of 2003. The results reflect an 18 percent increase in combined base, franchise and incentive fees, from $345 million in the first two quarters of 2003 to $407 million in the first two quarters of 2004. The increase in base and franchise fees was driven by higher REVPAR for comparable rooms primarily resulting from both domestic and international occupancy increases and new unit growth. Systemwide REVPAR for comparable North American properties increased 7.4 percent, and REVPAR for our comparable North American company-operated properties increased 7.6 percent. Systemwide REVPAR for comparable international properties increased 17.6 percent, and REVPAR for comparable international company-operated properties increased 20.6 percent. The increase in incentive management fees during the first half of the year includes the impact of increased international travel, particularly in Asia and the Middle East, and increased business at properties in North America. We have added 186 properties (30,909 rooms) and deflagged 35 properties (5,731 rooms) since the second quarter of 2003.

The following table shows occupancy, average daily rate and REVPAR for each of our comparable principal established brands. We have not presented statistics for company-operated North American Fairfield Inn and SpringHill Suites properties because we operate only a small number of properties as both these brands are predominantly franchised and such information would not be meaningful for those brands (identified as “nm” in the table below). Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties. For North American properties (except for The Ritz-Carlton which includes January through May), the occupancy, average daily rate and REVPAR statistics used throughout this report for the twenty-four weeks ended June 18, 2004, include the period from January 3, 2004 through June 18, 2004, while the twenty-four weeks ended June 20, 2003, include the period from January 4, 2003 through June 20, 2003.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Twenty-Four Weeks Ended June 18, 2004	Change vs. 2003		Twenty-Four Weeks Ended June 18, 2004	Change vs. 2003
Marriott Hotels & Resorts (1)
Occupancy	72.8%	3.3%	pts.	70.8%	3.2%	pts.
Average Daily Rate	$145.27	1.4%		$136.68	1.8%
REVPAR	$105.72	6.2%		$96.78	6.6%
The Ritz-Carlton (2)
Occupancy	71.2%	7.0%	pts.	71.2%	7.0%	pts.
Average Daily Rate	$270.71	2.8%		$270.71	2.8%
REVPAR	$192.67	14.0%		$192.67	14.0%
Renaissance Hotels & Resorts
Occupancy	70.3%	4.4%	pts.	69.2%	4.4%	pts.
Average Daily Rate	$139.25	0.4%		$131.68	1.1%
REVPAR	$97.90	7.0%		$91.18	7.9%
Composite – Full-Service (3)
Occupancy	72.2%	3.8%	pts.	70.6%	3.6%	pts.
Average Daily Rate	$156.34	1.9%		$145.13	2.2%
REVPAR	$112.95	7.6%		$102.46	7.7%
Residence Inn
Occupancy	77.6%	0.8%	pts.	77.5%	2.0%	pts.
Average Daily Rate	$99.63	3.2%		$96.85	2.6%
REVPAR	$77.31	4.2%		$75.10	5.3%
Courtyard
Occupancy	71.0%	3.9%	pts.	71.6%	3.7%	pts.
Average Daily Rate	$95.79	2.5%		$96.62	3.7%
REVPAR	$68.02	8.4%		$69.14	9.3%
Fairfield Inn
Occupancy	nm	nm		64.7%	1.3%	pts.
Average Daily Rate	nm	nm		$65.90	1.6%
REVPAR	nm	nm		$42.63	3.7%
TownePlace Suites
Occupancy	73.8%	6.1%	pts.	73.9%	5.2%	pts.
Average Daily Rate	$64.63	2.3%		$64.24	0.9%
REVPAR	$47.72	11.5%		$47.46	8.5%
SpringHill Suites
Occupancy	nm	nm		71.0%	3.8%	pts.
Average Daily Rate	nm	nm		$84.24	3.5%
REVPAR	nm	nm		$59.79	9.3%
Composite – Select-Service & Extended-Stay (4)
Occupancy	72.7%	3.3%	pts.	71.3%	2.8%	pts.
Average Daily Rate	$94.15	2.7%		$86.89	2.9%
REVPAR	$68.42	7.7%		$61.96	7.1%
Composite – All (5)
Occupancy	72.4%	3.7%	pts.	71.0%	3.1%	pts.
Average Daily Rate	$134.12	2.2%		$111.98	2.7%
REVPAR	$97.09	7.6%		$79.51	7.4%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.

(2)	Statistics for The Ritz-Carlton are for January through May.

(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.

(4)	Select-Service and Extended-Stay composite statistics include properties for the Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

(5)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

Systemwide international statistics by region are based on comparable worldwide units, excluding North America. The following table shows occupancy, average daily rate and REVPAR for international properties by region/brand.

	Comparable Company-Operated International Properties (1), (2)			Comparable Systemwide International Properties (1), (2)
	Five Months Ended May 31, 2004	Change vs. 2003		Five Months Ended May 31, 2004	Change vs. 2003
Caribbean & Latin America
Occupancy	74.0%	6.4%	pts.	72.6%	7.6%	pts.
Average daily rate	$143.19	4.2%		$136.63	3.3%
REVPAR	$105.92	14.1%		$99.19	15.3%
Continental Europe
Occupancy	66.8%	4.5%	pts.	64.6%	5.6%	pts.
Average daily rate	$129.39	1.4%		$129.28	0.4%
REVPAR	$86.48	8.8%		$83.54	9.9%
United Kingdom
Occupancy	74.8%	8.4%	pts.	70.5%	5.4%	pts.
Average daily rate	$179.34	5.6%		$141.52	2.2%
REVPAR	$134.20	19.1%		$99.80	10.7%
Middle East & Africa
Occupancy	74.8%	13.7%	pts.	74.8%	13.7%	pts.
Average daily rate	$108.62	13.3%		$108.62	13.3%
REVPAR	$81.26	38.8%		$81.26	38.8%
Asia Pacific (3)
Occupancy	73.6%	16.0%	pts.	74.7%	14.4%	pts.
Average daily rate	$93.57	8.7%		$97.27	6.1%
REVPAR	$68.83	39.0%		$72.68	31.3%
Composite International (4), (5)
Occupancy	72.0%	10.0%	pts.	71.1%	9.1%	pts.
Average daily rate	$121.40	3.8%		$122.01	2.6%
REVPAR	$87.43	20.6%		$86.72	17.6%
The Ritz-Carlton International
Occupancy	69.4%	14.5%	pts.	69.4%	14.5%	pts.
Average daily rate	$209.95	-0.5%		$209.95	-0.5%
REVPAR	$145.65	25.8%		$145.65	25.8%
Composite International (4)
Occupancy	71.7%	10.5%	pts.	70.9%	9.5%	pts.
Average daily rate	$130.76	3.6%		$128.94	2.7%
REVPAR	$93.79	21.5%		$91.47	18.6%

(1)	International financial results are reported on a period end basis, while international statistics are reported on a month end basis.

(2)	The comparison to 2003 is on a currency neutral basis and includes results for January through May. Excludes North America.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Excludes The Ritz-Carlton International.

Full-Service Lodging ($ in millions)	Twenty-Four Weeks Ended		Change
	June 18, 2004	June 20, 2003	2004/2003
Revenues	$3,053	$2,663	15%

Segment results	$213	$182	17%

Full-Service Lodging includes our Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts brands. The 2004 segment results reflect a $44 million increase in base management, incentive management and franchise fees, partially offset by increased administrative costs and pre-opening costs for two hotels. The increase in fees is largely due to stronger REVPAR, driven primarily by occupancy increases, and the growth in the number of rooms. Since the second quarter of 2003, across our Full-Service Lodging segment, we added 79 hotels (17,013 rooms) and deflagged 19 hotels (3,740 rooms).

Gains were up $4 million and joint venture results were down $2 million compared to the prior year. On April 1, 2004, Cendant exercised its option to redeem our interest in the Two Flags joint venture, which owns the trademarks and licenses for the Ramada and Days Inn lodging brands in the United States. In the first half of 2003, our equity earnings included $12 million attributable to our interest in the Two Flags joint venture, while our equity earnings for the first half of 2004 reflect only a $6 million impact due to the redemption of our interest. We expect to record a pre-tax gain of $13 million in the third quarter of 2004 when we receive the proceeds from the sale.

REVPAR for Full-Service Lodging comparable company-operated North American hotels increased 7.6 percent to $112.95. Occupancy for these hotels increased to 72.2 percent, while average room rates increased 1.9 percent to $156.34.

Financial results for our international operations were strong across most regions, generating a 20.6 percent REVPAR increase for comparable company-operated hotels. Occupancy increased 10 percentage points, while average room rates increased to $121.40. International operations were unfavorably impacted by the war in Iraq and SARS in 2003. We experienced strong demand in Asia, the Caribbean, Mexico, the Middle East, and the United Kingdom.

Select-Service Lodging ($ in millions)	Twenty-Four Weeks Ended		Change
	June 18, 2004	June 20, 2003	2004/2003
Revenues	$511	$463	10%

Segment results	$62	$53	17%

Select-Service Lodging includes our Courtyard, Fairfield Inn and SpringHill Suites brands. The increase in revenues over the prior year, reflects stronger REVPAR, driven primarily by occupancy increases, and the growth in the number of rooms across our select-service brands. Base management, incentive management and franchise fees increased $12 million, and gains were $6 million higher than the prior year period. These increases were partially offset by reserves recorded for performance guarantees we expect to fund and a slight increase in administrative costs, resulting in an increase in segment results from $53 million in 2003 to $62 million in 2004. Across our Select-Service Lodging segment, we added 80 hotels (9,718 rooms) and deflagged 14 hotels (1,930 rooms) since the second quarter of 2003.

Extended-Stay Lodging ($ in millions)	Twenty-Four Weeks Ended		Change
	June 18, 2004	June 20, 2003	2004/2003
Revenues	$244	$254	-4%

Segment results	$28	$25	12%

Extended-Stay Lodging includes our Residence Inn, TownePlace Suites, Marriott Executive Apartments and Marriott ExecuStay brands. The decline in revenue is primarily attributable to the shift in the ExecuStay business towards franchising. Our base and incentive management fees were essentially flat with last year while our franchise fees, principally associated with our Residence Inn brand, increased $5 million. The increase in franchise fees is largely due to the growth in the number of rooms and an increase in REVPAR. Since the second quarter of 2003 we added 26 hotels (3,007 rooms) to our Extended-Stay Lodging segment. ExecuStay experienced improved results compared to the first half of last year, resulting from increased occupancy, primarily in the New York market, coupled with lower operating costs associated with the shift in business towards franchising.

REVPAR for Select-Service and Extended-Stay Lodging comparable company-operated North American hotels increased 7.7 percent to $68.42. Occupancy for these hotels increased to 72.7 percent, while average room rates increased 2.7 percent to $94.15.

Timeshare ($ in millions)	Twenty-Four Weeks Ended		Change
	June 18, 2004	June 20, 2003	2004/2003
Revenues	$735	$528	39%

Segment results	$101	$62	63%

Timeshare includes our Marriott Vacation Club International, The Ritz-Carlton Club, Marriott Grand Residence Club and Horizons by Marriott Vacation Club International brands. Timeshare revenues of $735 million and $528 million, in 2004 and 2003, respectively, include interval sales, base management fees and cost reimbursements. Contract sales, which represents sales of timeshare intervals before adjustment for percentage of completion accounting, increased 42 percent primarily due to strong demand in South Carolina, Florida, Hawaii, California, St. Thomas and Colorado. The favorable segment results reflect a 32 percent increase in financially reportable sales, higher margins primarily resulting from the use of lower cost marketing channels, and a larger proportion of sales at higher margin Ritz-Carlton fractional projects, partially offset by a lower note sale gain and higher administrative expenses. Our note sale in the second quarter of 2004 resulted in a $27 million gain versus a $32 million gain in the second quarter of 2003. In addition to a lower note sale gain, we adjusted the discount rate used in determining the fair value of our residual interests due to current trends in interest rates, and recorded a $7 million charge.

Synthetic Fuel

For the twenty-four weeks ended June 18, 2004, the synthetic fuel operation generated revenue of $111 million and income from continuing operations of $42 million comprised of second quarter items: operating losses of $30 million, offset by net earn-out payments received of $9 million, a $3 million tax benefit, tax credits which amounted to $35 million, and minority interest of $14 million reflecting our partner’s share of the operating losses, and first quarter items: equity losses of $28 million, which include net earn-out payments made of $6 million, a tax benefit of $10 million and tax credits which amounted to $29 million.

For the twenty-four weeks ended June 20, 2003, the synthetic fuel operation generated revenue of $131 million and income from continuing operations of $45 million comprised of operating losses of $101 million, which includes net earn-out payments made of $32 million, a $36 million tax benefit, and tax credits which amounted to $110 million. See our synthetic fuel segment discussion regarding the IRS’s notice of proposed adjustment challenging the placed-in-service date of three of the four synthetic fuel facilities owned by our synthetic fuel joint ventures in the “Twelve Weeks Ended June 18, 2004 Compared to Twelve Weeks Ended June 20, 2003” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General, Administrative and Other Expenses

General, administrative and other expenses increased $40 million in the first two quarters of 2004 to $259 million, reflecting higher administrative expenses in both our lodging and timeshare businesses as well as $12 million of higher litigation expenses, a $6 million reduction in foreign exchange gains, and $4 million of reserves associated with performance guarantees we expect to fund.

Interest Expense

Interest expense decreased $5 million to $46 million primarily due to the repayment of $234 million of senior debt in the fourth quarter of 2003, partially offset by lower capitalized interest resulting from fewer projects under construction.

Interest Income and Income Tax

Interest income, before the provision for loan losses increased $18 million (38 percent) to $65 million, reflecting higher loan balances, including the $200 million note related to the purchase of our interest in the Two Flags joint venture, and higher rates. For the twenty-four weeks ended June 18, 2004, we recognized $4 million of interest income in connection with the $200 million note.

Income from continuing operations before income taxes generated a tax provision of $51 million in the first two quarters of 2004, compared to a tax benefit of $56 million in 2003. The difference is primarily attributable to the impact of our synthetic fuel joint venture, which generated a tax benefit and tax credits of $77 million in 2004, compared to $146 million in 2003.

Gains and Other Income

For the twenty-four weeks ended June 18, 2004 gains and other income totaled $52 million compared to $39 million in the prior year period. The increase of $13 million is primarily attributable to $9 million of net earn-out payments received in 2004 related to our synthetic fuel operation and $9 million of higher real estate gains, partially offset by $5 million of lower timeshare note sale gains.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and our Credit Facilities

We are party to two multicurrency revolving credit agreements that provide for aggregate borrowings of $2 billion expiring in 2006 ($1.5 billion expiring in July and $500 million expiring in August), which support our commercial paper program and letters of credit. At June 18, 2004, we had no loans outstanding under the facilities. At June 18, 2004, our cash balances combined with our available borrowing capacity under the credit facilities amounted to nearly $2 billion. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements.

Cash and equivalents totaled $164 million at June 18, 2004, a decrease of $65 million from year-end 2003, primarily reflecting purchases of treasury stock, debt repayments and capital expenditures, partially offset by loan collections and sales and cash provided by operating activities.

Timeshare Operating Cash Flows

While our timeshare business generates strong operating cash flow, the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing affects quarterly amounts. We include timeshare interval sales we finance in cash from operations when we collect cash payments or the notes are sold for cash. In June 2004, we received net proceeds of $141 million from the sale of timeshare notes. We realized a gain of $27 million from the sale and retained residual interests with a fair value of $33 million.

The following table shows the net operating activity from our timeshare business (which excludes the portion of net income from our timeshare business, as that number is a component of income from continuing operations):

	Twenty-Four Weeks Ended
($ in millions)	June 18, 2004	June 20, 2003
Timeshare development, less cost of sales	$6	$(85)
New timeshare mortgages, net of collections	(168)	(106)
Note sale gains	(27)	(32)
Note sale proceeds	141	130
Financially reportable sales less than closed sales	29	39
Collection on retained interests in notes sold	62	23
Other cash inflows (outflows)	49	(10)

Net cash inflows (outflows) from timeshare activity	$92	$(41)

EBITDA

Our earnings before interest expense, income taxes, depreciation and amortization (EBITDA) was $254 million and $167 million, respectively, for the twelve weeks ended June 18, 2004 and June 20, 2003, and $447 million and $322 million, respectively, for the twenty-four weeks then ended. We consider EBITDA to be an indicator of operating performance because it can be used to measure our ability to service debt, fund capital expenditures and expand our business. However, EBITDA is a non-GAAP financial measure, and is not an alternative to net income, financial results, or any other operating measure prescribed by U.S. generally accepted accounting principles.

The following table reconciles our net income to EBITDA:

($ in millions)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
Net income	$160	$125	$274	$241
Interest expense	24	25	46	51
Tax provision (benefit) – continuing operations	33	(16)	51	(56)
Tax (benefit) provision – discontinued operations	—	(1)	—	18
Depreciation	29	27	61	56
Amortization	8	7	15	12

EBITDA	$254	$167	$447	$322

Our net income is reduced by pre-tax operating losses associated with the synthetic fuel operations of $21 million for both the twelve and twenty-four weeks ended June 18, 2004. In addition, for the twenty-four weeks ended June 18, 2004 our net income is also reduced by pre-tax equity in losses from synthetic fuel of $28 million. Furthermore, net income is increased for both the twelve and twenty-four weeks ended June 18, 2004, by minority interest income of $14 million. Our net income is reduced by pre-tax operating losses associated with the synthetic fuel operations of $42 million and $101 million, respectively, for the twelve and twenty-four weeks ended June 20, 2003. Our synthetic fuel operating losses include depreciation expense of $3 million and $5 million for the twelve weeks and twenty-fours weeks ended June 20, 2003, respectively, and depreciation expense for both the twelve and twenty-four weeks ended June 18, 2004 of $2 million.

Net income above also includes a pre-tax loss from our discontinued senior living services business of $2 million and pre-tax income of $47 million for the twelve and twenty-four weeks ended June 20, 2003, respectively, as well as a pre-tax loss from our discontinued distribution services business of $1 million for the twenty-four weeks ended June 20, 2003. There was no depreciation or amortization expense for our discontinued operations in the first two quarters of 2003.

Asset Securitizations and Other

In June 2004, we sold $150 million of notes receivable generated by our timeshare business in connection with the sale of timeshare intervals. In conjunction with the sale, we received net proceeds of $141 million, retained residual interests of $33 million, and recorded a gain of $27 million. We used the following key assumptions to measure the fair value of the residual interests: discount rate of 7.9 percent; expected annual prepayments, including defaults, of 18.5 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 81 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 41 months. Our key assumptions are based on experience.

In March 2004 we also sold one lodging note associated with an equity method investee, for cash proceeds of $57 million.

Debt

In the first half of 2004, debt decreased by $21 million, due to the repurchase of all of our Liquid Yield Option Notes due 2021 (the “Notes”) totaling $62 million, the maturity in April 2004 of $46 million of senior notes, and other debt reductions of $13 million, partially offset by a $100 million increase in commercial paper borrowings used to finance capital expenditures, share repurchases, and our Notes repurchase.

On April 7, 2004, we sent notice to the holders of our Notes that, subject to the terms of the indenture governing the Notes, we would purchase for cash, at the option of each holder, any Notes tendered by the holder and not withdrawn on May 10, 2004, at a purchase price of $880.50 per $1,000 principal amount at maturity. The Notes, issued on May 8, 2001, carried a yield to maturity of 0.75 percent, and were convertible into approximately 0.9 million shares of our Class A Common Stock.

Holders of all outstanding Notes, approximately $70 million aggregate principal amount at maturity, tendered their Notes for repurchase. Accordingly, on May 11, 2004, we repurchased all of the outstanding Notes for aggregate cash consideration of approximately $62 million. No Notes remain outstanding following the purchase.

Cendant Joint Venture

On April 1, 2004, Cendant exercised its option to redeem our interest in the Two Flags joint venture, which owns the trademarks and licenses for the Ramada and Days Inn lodging brands in the United States. We expect to receive approximately $200 million on September 1, 2004. We expect to record a pre-tax gain of approximately $13 million in connection with this transaction in the third quarter of 2004. We continue to own the trademarks and licenses for Ramada outside of the United States, operate and franchise hotels outside of the United States and Canada under the Ramada International brand name, and license the Ramada name in Canada to Cendant.

For our entire 2003 fiscal year, we earned $24 million from our interest in the Two Flags joint venture, which was reflected as equity in earnings in the income statement. As a result of this transaction, our equity in earnings will be reduced in 2004. Our equity in earnings attributable to the Two Flags joint venture was $6 million and $12 million, respectively, for the twelve and twenty-four weeks ended June 20, 2003 versus $6 million for the twelve and twenty-four weeks ended June 18, 2004. In the second quarter of 2004 we recognized $4 million of interest income in connection with the $200 million note related to the purchase of our interest in the Two Flags joint venture.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Except for the increase in commercial paper borrowings and the repurchase of our Liquid Yield Option Notes due 2021, both discussed in “Debt” above, our contractual obligations and off balance sheet arrangements, which we discussed on pages 34 and 35 of our Annual Report on Form 10-K for fiscal year 2003, have not materially changed since January 2, 2004.

SHARE REPURCHASES

We purchased 7.8 million shares of our Class A Common Stock during the twenty-four weeks ended June 18, 2004 at an average price of $44.55 per share.

CRITICAL ACCOUNTING POLICIES

Certain of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Our accounting policies comply with U.S. generally accepted accounting principles, although a change in the facts and circumstances of the underlying transactions could significantly change the resulting financial statement impact. We have discussed those policies that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for fiscal year 2003. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed since January 2, 2004.

Item 4.      Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no changes in the internal control over financial reporting that occurred during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

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

Legal Proceeding Terminated During the Second Quarter

Strategic Hotel litigation. On August 20, 2002, several direct or indirect subsidiaries of Strategic Hotel Capital, L.L.C. (Strategic) filed suit against us in the Superior Court of Los Angeles County, California in a dispute related to the management, procurement and rebates related to three California hotels that we manage for Strategic. On June 4, 2004 we signed an agreement to resolve the litigation filed by Strategic Hotel Capital, L.L.C. on terms that are not material to the Company. Pursuant to the agreement, we filed a joint request with Strategic to dismiss this suit with prejudice on July 12, 2004, after certain necessary third party consents were obtained.

Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Changes in Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 27, 2004 – April 23, 2004	0.8	$44.12	0.8	5.1
April 24, 2004 – May 21, 2004(2)	0.3	46.40	0.3	24.8
May 22, 2004 – June 18, 2004	0.1	49.98	0.1	24.7

(1)	On April 30, 2004 we announced that our Board of Directors increased by 20 million shares, the authorization to repurchase our common stock for a total outstanding authorization of approximately 25 million shares on that date. That authorization is ongoing and does not have an expiration date.

(2)	Does not include the approximately $70 million in aggregate principal amount at maturity of Liquid Yield Option Notes (“Notes”) due 2021 which were subject to mandatory repurchase on May 11, 2004, for aggregate cash consideration of approximately $62 million. This repurchase was not connected with our publicly announced share repurchase program. Prior to our repurchase each $1,000 principal amount at maturity Note had been convertible by the holders into 13.5285 shares of our common stock. As such, our payment of the contractually mandated repurchase price for the Notes could be viewed as a repurchase of approximately 0.9 million shares of our common stock for an effective price of $65.08 per share.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on April 30, 2004. The shareholders (1) re-elected directors Lawrence W. Kellner, John W. Marriott III and Harry J. Pearce to terms of office expiring at the 2007 Annual Meeting of Shareholders; (2) ratified the appointment of Ernst & Young LLP as independent auditor; and (3) defeated a shareholder proposal to adopt cumulative voting for election of directors.

The following table sets forth the votes cast with respect to each of these matters:

MATTER	FOR	AGAINST	WITHHELD	ABSTAIN
Re-election of Lawrence W. Kellner	1,894,877,730		27,588,740
Re-election of John W. Marriott III	1,867,829,220		54,637,250
Re-election of Harry J. Pearce	1,866,863,370		55,603,100
Ratification of appointment of Ernst & Young LLP as independent auditor	1,894,085,950	16,034,400		12,346,120
Shareholder proposal on cumulative voting for election of directors	485,799,020	1,198,338,800		59,477,350

Item 5.      Other Information

None.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Section 1350 Certifications.

99	Forward-Looking Statements.

(b)	Reports on Form 8-K

On April 2, 2004, we filed a report on Form 8-K reporting that Cendant Corporation had exercised its option to redeem our interest in the Two Flags joint venture.

On April 22, 2004, we furnished a report on Form 8-K reporting our financial results for the quarter ended March 26, 2004.

On May 12, 2004, we filed a report on Form 8-K reporting the repurchase of all of our Liquid Yield Option Notes due 2021.

On June 14, 2004, we filed a report on Form 8-K reporting the election of two new members to our board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.

21st day of July, 2004

/s/ Arne M. Sorenson
Arne M. Sorenson
Executive Vice President and
Chief Financial Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President, Financial
Information and Risk Management
(Principal Accounting Officer)