Form 10-Q
period 2004-09-10
MARRIOTT INTERNATIONAL INC /MD/
filed 2004-10-18
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 10, 2004

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Class	Shares outstanding at October 1, 2004
Class A Common Stock, $0.01 par value	223,611,708

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

•	Competition in each of our business segments. Each of our hotel and timeshare brands competes with major hotel chains in national and international venues and with independent companies in regional markets. Our ability to remain competitive and attract and retain business and leisure travelers depends on our success in distinguishing the quality, value and efficiency of our lodging products and services from market opportunities offered by others.

•	Supply of and demand for hotel rooms, timeshare units and corporate apartments. The availability of and demand for hotel rooms, timeshare units and corporate apartments is directly affected by overall economic conditions, regional and national development of competing hotels and timeshare resorts, local supply and demand for extended stay and corporate apartments, and the duration of the recovery in business travel. While we monitor the projected and actual room supply and availability, the demand for and occupancy rate of hotel rooms and timeshare units, and the occupancy rates of apartments and extended stay lodging properties in all markets in which we conduct business, we cannot assure you that current factors relating to supply and demand will accurately reflect projected revenue growth or business volume.

•	Owner relations. Our responsibility under our management agreements to manage each hotel and enforce the standards required for our brands may, in some instances, be subject to interpretation. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners, but have not always been able to do so. Failure to resolve such disagreements has in the past resulted in litigation, and could do so in the future.

•	Increase in the costs of conducting our business; Insurance. We take appropriate steps to monitor cost increases in wages, other labor costs, energy, healthcare, insurance, transportation and fuel and other expenses central to the conduct of our business. Market forces beyond our control may nonetheless increase such costs and limit both the scope of property and liability insurance coverage that we can obtain and our ability to obtain such coverage at reasonable rates, particularly in light of continued terrorist activities and threats. We therefore cannot assure you that we will be successful in obtaining such insurance without increases in cost or decreases in coverage levels.

•	International, national and regional conditions. Because we conduct our business on a national and international platform, our activities are susceptible to changes in the performance of regional and global economies. In recent years, our business has been hurt by decreases in travel resulting from recent economic conditions, the military action in Iraq, and the heightened travel security measures that have resulted from the threat of further terrorism. Our future economic performance is similarly subject to the uncertain magnitude and duration of the economic recovery in the United States, the prospects of improving economic performance in other regions, the unknown pace of any business travel recovery that results, and the occurrence of any future terrorist incidents in countries in which we operate.

•	Recovery of loan and guarantee investments and recycling of capital; availability of new capital resources. The availability of capital to allow us and potential and current hotel owners to fund new hotel investments, as well as refurbishment and improvement of existing hotels, depends in large measure on capital markets and liquidity factors over which we can exert little control. Our ability to recover loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also effect our ability to recycle and raise new capital.

•	Effect of Internet reservation services. Internet room distribution and reservation channels may adversely affect the rates we may charge for hotel rooms and the manner in which our brands can compete in the marketplace with other brands. We believe that we are taking adequate steps to resolve this competitive threat, but cannot assure you that these steps will prove or remain successful.

•	Change in laws and regulations. Our business may be affected by changes in accounting standards, timeshare sales regulations and state and federal tax laws.

•	Recent privacy initiatives and State and Federal limitations on marketing solicitation. The National Do Not Call Registry and various state laws regarding marketing and solicitation, including anti-spam legislation, may affect the amount and timing of our sales of timeshare units and other products.

•	Synthetic fuel operations and results. Problems related to supply, production, and demand at any of the synthetic fuel facilities, the power plants that buy synthetic fuel from the joint venture or the coal mines where the joint venture buys coal, could be caused by accidents, personnel issues, severe weather or similar unpredictable events. The reduction or elimination of projected future tax credits for synthetic fuel if average domestic crude oil prices in 2005 and beyond exceed certain statutory thresholds could also affect our ongoing production decisions.

•	Internal Revenue Service proposed adjustment. An unfavorable final resolution of the Internal Revenue Service’s challenge to whether three of our joint venture’s synthetic fuel facilities satisfied the statutory placed-in-service requirements could prevent us from realizing projected future tax credits and cause us to reverse previously utilized credits, requiring payment of substantial additional taxes.

•	Litigation. We cannot predict with certainty the cost of defense, the cost of prosecution, or the ultimate outcome of litigation filed by or against us, including remedies or damage awards.

•	Disaster. We cannot assure you that our ability to provide fully integrated business continuity solutions in the event of a disaster will occur without interruption to, or effect on, the conduct of our business.

•	Barriers to growth and market entry. Factors influencing real estate development generally, including site availability, financing, planning, zoning and other local approvals, and other limitations which may be imposed by market and submarket factors, such as projected room occupancy, growth in demand opposite projected supply, territorial restrictions in our management and franchise agreements, costs of construction, and anticipated room rate structure, all affect and potentially limit our ability to sustain continued growth through management or franchise agreements for new hotels and the conversion of existing facilities to managed or franchised Marriott brands.

•	Other risks described from time to time in our filings with the Securities and Exchange Commission (the SEC). We continually evaluate the risks and possible mitigating factors to such risks and provide additional and updated information in our SEC filings.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
REVENUES
Base management fees	$97	$86	$302	$266
Franchise fees	74	61	207	169
Incentive management fees	21	18	90	75
Owned, leased, corporate housing and other revenue	153	132	491	414
Timeshare interval sales and services	299	296	898	767
Cost reimbursements	1,573	1,423	4,772	4,233
Synthetic fuel	87	93	198	224

	2,304	2,109	6,958	6,148
OPERATING COSTS AND EXPENSES
Owned, leased and corporate housing – direct	139	118	428	347
Timeshare – direct	249	265	746	688
Reimbursed costs	1,573	1,423	4,772	4,233
General, administrative and other	126	117	385	336
Synthetic fuel	118	96	259	328

	2,205	2,019	6,590	5,932

OPERATING INCOME	99	90	368	216

Gains and other income	43	15	95	54
Interest expense	(23)	(26)	(69)	(77)
Interest income	33	31	98	78
Provision for loan losses	—	(1)	—	(7)
Equity in earnings (losses) -Synthetic fuel	—	—	(28)	—
-Other	(8)	(3)	(9)	(1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	144	106	455	263
(Provision) benefit for income taxes	(28)	16	(79)	72

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	116	122	376	335
Minority interest	16	(29)	30	(29)

INCOME FROM CONTINUING OPERATIONS	132	93	406	306
Discontinued Operations
Income from Senior Living Services, net of tax	—	—	—	29
Income (loss) from Distribution Services, net of tax	1	(1)	1	(2)

NET INCOME	$133	$92	$407	$333

EARNINGS PER SHARE – Basic
Earnings from continuing operations	$.59	$.40	$1.78	$1.31
Earnings from discontinued operations	—	(.01)	.01	.12

Earnings per share	$.59	$.39	$1.79	$1.43

EARNINGS PER SHARE – Diluted
Earnings from continuing operations	$.55	$.38	$1.69	$1.25
(Loss) earnings from discontinued operations	.01	(.01)	—	.11

Earnings per share	$.56	$.37	$1.69	$1.36

DIVIDENDS DECLARED PER SHARE	$0.085	$0.075	$0.245	$0.220

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

($ in millions)

	September 10, 2004 (Unaudited)	January 2, 2004
ASSETS
Current assets
Cash and equivalents	$202	$229
Accounts and notes receivable	863	728
Prepaid taxes	248	223
Other	112	84
Assets held for sale	15	—

	1,440	1,264

Property and equipment	2,454	2,513
Goodwill	923	923
Other intangible assets	555	526
Equity method investments	258	468
Notes and other receivables, net
Loans to equity method investees	514	558
Loans to timeshare owners	289	152
Other notes receivable	424	389
Other long-term receivables	497	534

	1,724	1,633
Other	915	850

	$8,269	$8,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$574	$584
Current portion of long-term debt	290	64
Other	1,191	1,122

	2,055	1,770

Long-term debt	1,085	1,391
Casualty self-insurance reserves	183	169
Other long-term liabilities	1,179	1,003
Minority interest	10	6
Shareholders’ equity
Class A common stock	3	3
Additional paid-in capital	3,366	3,317
Retained earnings	1,804	1,505
Deferred compensation	(121)	(81)
Treasury stock, at cost	(1,259)	(865)
Accumulated other comprehensive loss	(36)	(41)

	3,757	3,838

	$8,269	$8,177

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

(Unaudited)

	Thirty-Six Weeks Ended
	September 10, 2004	September 12, 2003
OPERATING ACTIVITIES
Income from continuing operations	$406	$306
Adjustments to reconcile to cash provided by operating activities:
Income from discontinued operations	1	9
Discontinued operations – gain on sale/exit	—	18
Depreciation and amortization	115	105
Minority interest in results of synthetic fuel operation	(29)	29
Income taxes	—	(148)
Timeshare activity, net	36	(88)
Other	(51)	(55)
Working capital changes	3	(75)

Net cash provided by operating activities	481	101

INVESTING ACTIVITIES
Capital expenditures	(115)	(144)
Dispositions	250	487
Loan advances	(76)	(176)
Loan collections and sales	134	152
Equity method investments	(67)	(20)
Other	(2)	3

Net cash provided by investing activities	124	302

FINANCING ACTIVITIES
Commercial paper, net	50	(97)
Issuance of long-term debt	16	12
Repayment of long-term debt	(158)	(65)
Issuance of Class A common stock	100	50
Dividends paid	(54)	(50)
Purchase of treasury stock	(586)	(291)
Earn-outs received (paid), net	—	(47)

Net cash used in financing activities	(632)	(488)

DECREASE IN CASH AND EQUIVALENTS	(27)	(85)
CASH AND EQUIVALENTS, beginning of period	229	198

CASH AND EQUIVALENTS, end of period	$202	$113

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements present the results of operations, financial position and cash flows of Marriott International, Inc. (together with its subsidiaries, we, us or the Company).

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with United States generally accepted accounting principles. We believe the disclosures made are adequate to make the information presented not misleading. You should, however, read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2004. Certain terms not otherwise defined in this quarterly report have the meanings specified in that Annual Report on Form 10-K.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of sales and expenses during the reporting period and the disclosures of contingent liabilities. Accordingly, our ultimate results could differ from those estimates. We have reclassified certain prior year amounts to conform to our 2004 presentation.

In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 10, 2004 and January 2, 2004, and the results of our operations for the twelve and thirty-six weeks ended September 10, 2004 and September 12, 2003 and cash flows for the thirty-six weeks ended September 10, 2004 and September 12, 2003. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

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

While the Facilities produce significant losses, these losses are more than offset by the tax benefit associated with the losses and the tax credits generated under Section 29 of the Internal Revenue Code. At September 10, 2004, the ventures had working capital of $1 million and the book value of the Facilities was $32 million. The ventures have no long-term debt.

We currently consolidate four other entities which are variable interest entities under FIN 46(R). These entities were established with the same partner to lease four Marriott branded hotels. The combined capital in the four variable interest entities is $4 million, which is used primarily to fund hotel working capital. Our equity at risk is $3 million and we hold 55 percent of the common equity shares. In addition, we guarantee a maximum of $1 million of the lease obligations of one of the hotels, and our total exposure to loss is $4 million.

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

FIN 46(R) does not apply to qualifying special purpose entities, such as those periodically used by us to sell notes receivable originated by our timeshare business in connection with the sale of timeshare intervals. We will continue to account for these qualifying special purpose entities in accordance with Statement of Financial Accounting Standards (“FAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

3.	Earnings Per Share

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in millions, except per share amounts)	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
Computation of Basic Earnings Per Share

Income from continuing operations	$132	$93	$406	$306
Weighted average shares outstanding	225.9	232.7	227.5	233.0

Basic earnings per share from continuing operations	$0.59	$0.40	$1.78	$1.31

Computation of Diluted Earnings Per Share

Income from continuing operations	$132	$93	$406	$306
After-tax interest expense on convertible debt	—	—	—	—

Income from continuing operations for diluted earnings per share	$132	$93	$406	$306

Weighted average shares outstanding	225.9	232.7	227.5	233.0
Effect of dilutive securities
Employee stock option plan	8.0	7.0	8.0	5.7
Deferred stock incentive plan	4.2	4.7	4.2	4.8
Restricted stock units	0.8	0.5	0.7	0.4
Convertible debt	—	0.9	0.5	0.9

Shares for diluted earnings per share	238.9	245.8	240.9	244.8

Diluted earnings per share from continuing operations	$0.55	$0.38	$1.69	$1.25

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

In accordance with FAS No. 128 “Earnings per Share,” we do not include the following stock options in our calculation of diluted earnings per share because the option exercise prices are greater than the average market price for our Class A Common Stock for the applicable period:

(a)	for the twelve and thirty-six week periods ended September 10, 2004, 0.1 million options and no options, respectively, and

(b)	for the twelve and thirty-six week periods ended September 12, 2003, 5.7 million and 6.9 million options, respectively.

4.	Stock-Based Compensation

We have several stock-based employee compensation plans that we account for using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we do not reflect stock-based employee compensation cost in net income for our Stock Option Program, the Supplemental Executive Stock Option awards or the Employee Stock Purchase Plan.

The following table shows stock-based employee compensation costs we recognized in the twelve and thirty-six weeks ended September 10, 2004 and September 12, 2003 and our deferred compensation balance at September 10, 2004 and January 2, 2004.

	Reported Stock-Based Compensation Expense, Net of Tax
	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
Deferred share grants	$1	$1	$3	$4
Restricted share grants	1	1	3	3
Restricted stock units	4	2	15	6

	$6	$4	$21	$13

	Deferred Compensation Balance at
($ in millions)	September 10, 2004	January 2, 2004
Deferred share grants	$16	$21
Restricted share grants	12	16
Restricted stock units	93	44

	$121	$81

During the thirty-six weeks ended September 10, 2004, we granted approximately 1.6 million units (each representing one share of our Class A common stock) under the restricted stock unit program which began in the first quarter of 2003.

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

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions, except per share amounts)	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
Net income, as reported	$133	$92	$407	$333
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6	4	21	13
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(17)	(18)	(53)	(52)

Pro forma net income	$122	$78	$375	$294

Earnings per share:
Basic – as reported	$0.59	$0.39	$1.79	$1.43

Basic – pro forma	$0.54	$0.34	$1.65	$1.26

Diluted – as reported	$0.56	$0.37	$1.69	$1.36

Diluted – pro forma	$0.51	$0.32	$1.55	$1.21

5.	Marriott Rewards

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

Our liability for the Marriott Rewards program was $883 million at September 10, 2004 and $784 million at January 2, 2004 of which $601 million and $502 million, respectively, are included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

6.	Comprehensive Income and Capital Structure

Our total comprehensive income was $131 million and $63 million, for the twelve weeks ended September 10, 2004 and September 12, 2003, respectively, and $412 million and $337 million, respectively, for the thirty-six weeks ended September 10, 2004 and September 12, 2003. The principal difference between net income and comprehensive income for the twelve weeks ended September 10, 2004 relates to foreign currency translation adjustments, while the principal difference between net income and comprehensive income for the thirty-six weeks then ended relates to a change in accounting estimate partially offset by foreign currency translation adjustments. The principal difference between net income and comprehensive income for both the twelve and thirty-six weeks ended September 12, 2003 relates to foreign currency translation adjustments.

For the thirty-six weeks ended September 10, 2004 approximately 3.7 million shares of Class A Common Stock were issued as a result of exercised options.

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

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, and interest income. With the exception of our synthetic fuel segment, we do not allocate income taxes to our segments. The synthetic fuel operation generated a tax benefit and credits of $28 million and $53 million, respectively, for the twelve weeks ended September 10, 2004 and September 12, 2003, and $105 million and $199 million, respectively, for the thirty-six weeks then ended. As timeshare note sales are an integral part of the timeshare business, we include timeshare note sale gains in our timeshare segment results and we allocate other gains as well as equity in earnings (losses) from our joint ventures to each of our segments.

We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels, and the regulatory business environment of the brands and operations within each segment.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
Revenues
Full-Service	$1,459	$1,314	$4,512	$3,977
Select-Service	277	236	788	699
Extended-Stay	133	138	377	392
Timeshare	348	328	1,083	856

Total lodging	2,217	2,016	6,760	5,924
Synthetic fuel	87	93	198	224

	$2,304	$2,109	$6,958	$6,148

Income from Continuing Operations
Full-Service	$79	$77	$292	$259
Select-Service	42	28	104	81
Extended-Stay	20	12	48	37
Timeshare	34	23	135	85

Total lodging	175	140	579	462
Synthetic fuel (after-tax)	31	21	73	66
Unallocated corporate expenses	(28)	(35)	(91)	(89)
Interest income, provision for loan losses and interest expense	10	4	29	(6)
Income taxes (excluding Synthetic fuel)	(56)	(37)	(184)	(127)

	$132	$93	$406	$306

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
Equity in Earnings (Losses) of Equity Method Investees
Full-Service	$(2)	$—	$6	$10
Select-Service	(3)	(4)	(9)	(11)
Timeshare	(2)	1	(6)	—
Synthetic fuel	—	—	(28)	—
Corporate	(1)	—	—	—

	$(8)	$(3)	$(37)	$(1)

8.	Contingencies

Guarantees

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

Our guarantees include $360 million related to Senior Living Services lease obligations and lifecare bonds. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”) is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business at the end of the first quarter of 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds.

We also enter into project completion guarantees with certain lenders in conjunction with hotels and timeshare units that we or our joint venture partners are building.

The maximum potential amount of future fundings and the carrying amount of the liability for expected future fundings at September 10, 2004 are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Future Fundings at September 10, 2004
Debt service	$319	$3
Operating profit	288	18
Senior Living Services	360	—
Project completion	51	—
Other	55	4

	$1,073	$25

Our guarantees of $1,073 million listed above include $92 million for guarantees that will not be in effect until the underlying hotels open and we begin to manage the properties. The $92 million of guarantees not in effect is comprised of $65 million of operating profit guarantees and $27 million of debt service guarantees. Guarantee fundings to lenders and hotel owners are generally recoverable as loans and are generally repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels.

In addition to the guarantees noted above, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions, in each case limited to the lessor of (i) our ownership interest in the entity; or (ii) the actual loss, liability or damage occurring as a result of our actions.

Also in addition to the guarantees noted above, we have guaranteed lease obligations with minimum annual payments of approximately $56 million and total remaining payments through the initial term plus available extensions of approximately $1.46 billion. We also guarantee payment of real estate taxes and other charges associated with the leases. Third parties have severally indemnified us for all payments we may be required to make. Since we assumed these guarantees seven years ago we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

Loan Commitments and Letters of Credit

As of September 10, 2004, we had extended approximately $80 million of loan commitments to owners of lodging properties under which we expect to fund approximately $34 million by December 31, 2004, and $18 million over the following two years. We do not expect to fund the remaining $28 million of commitments, which expire as follows: $14 million in one to three years; and $14 million after five years.

At September 10, 2004, we also had $123 million of letters of credit outstanding on our behalf, the majority of which are related to our self-insurance programs. Surety bonds issued on our behalf as of September 10, 2004, totaled $420 million, the majority of which were requested by federal, state, or local governments related to our timeshare and lodging operations and self-insurance programs.

Litigation and Arbitration

CTF/HPI arbitration and litigation. On April 8, 2002, we initiated an arbitration proceeding against CTF Hotel Holdings, Inc. (CTF) and its affiliate, Hotel Property Investments (B.V.I.) Ltd. (HPI), in connection with a dispute over procurement and other issues for certain Renaissance hotels and resorts that we manage for CTF and HPI. On April 12, 2002, CTF filed a lawsuit in U.S. District Court in Delaware against us and Avendra LLC, alleging that, in connection with procurement at 20 of those hotels, we engaged in improper acts of self-dealing, and claiming breach of fiduciary, contractual and other duties; fraud; misrepresentation; and violations of the RICO and the Robinson-Patman Acts. CTF seeks various remedies, including a stay of the arbitration proceedings against CTF and unspecified actual, treble and punitive damages. The district court enjoined the arbitration with respect to CTF, but granted our request to stay the court proceedings pending the resolution of the arbitration with respect to HPI. Both parties have appealed that ruling. The arbitration panel hearing on the matter began April 6, 2004 and concluded on June 11, 2004. Briefing is concluded and the matter is now before the panel for decision.

In a decision dated August 23, 2004, a panel of the Third Circuit affirmed the district court’s stay of the arbitration as to CTF but reversed the district court’s stay of the trial. On September 7, 2004, we filed with the Third Circuit a petition for rehearing and for rehearing en banc in which we asked the court to reconsider its decision vacating the stay of the trial. The petition was denied on September 24, 2004.

We believe that CTF’s and HPI’s claims against us are without merit, and we intend to vigorously defend against them. However, we cannot assure you as to the outcome of the arbitration or the related litigation; nor can we currently estimate the range of any potential losses to the Company.

9.	Long-Term Debt

Our long-term debt at September 10, 2004 and January 2, 2004, consisted of the following:

($ in millions)	September 10, 2004	January 2, 2004
Senior Notes:
Series B, interest rate of 6.875%, maturing November 15, 2005	$200	$200
Series C, interest rate of 7.875%, maturing September 15, 2009	299	299
Series D, interest rate of 8.125%, maturing April 1, 2005	275	275
Series E, interest rate of 7.0%, maturing January 15, 2008	293	293
Other senior note, interest rate of 3.114% at January 2, 2004, matured April 1, 2004	—	46
Commercial paper, average interest rate of 1.2% at September 10, 2004	50	—
Mortgage debt, average interest rate of 7.9%, maturing May 1, 2025	176	178
Other	82	102
LYONs	—	62

	1,375	1,455
Less current portion	(290)	(64)

	$1,085	$1,391

As of September 10, 2004 all debt, other than mortgage debt and $10 million of other debt, is unsecured.

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

10.	Marriott and Cendant Corporation Joint Venture

On April 1, 2004, Cendant exercised its option to redeem our interest in the Two Flags joint venture, which at that time owned the trademarks and licenses for the Ramada and Days Inn lodging brands in the United States. In the third quarter of 2004, we recorded a pre-tax gain of approximately $13 million in connection with this transaction when we collected our $200 million note receivable and the sale was complete.

For our entire 2003 fiscal year, we earned $24 million from our interest in the Two Flags joint venture, which was reflected as equity in earnings in the income statement. In the third quarter of 2003, our equity earnings included $5 million attributable to our interest in the Two Flags joint venture, while our third quarter 2004 equity earnings reflect no impact associated with the Two Flags joint venture due to the redemption of our interest. We recognized equity in earnings from the Two Flags joint venture of $6 million and $17 million for the thirty-six weeks ended September 10, 2004 and September 12, 2003, respectively. For the twelve and thirty-six weeks ended September 10, 2004 we recognized $4 million and $8 million, respectively, of interest income in connection with the $200 million note, collected in the third quarter of 2004, related to the purchase of our interest in the Two Flags joint venture.

We continue to own the trademarks and licenses for Ramada International outside of the United States, operate and franchise hotels outside of the United States and Canada under the Ramada International brand name, and license the Ramada name in Canada to Cendant. However, subsequent to the third quarter 2004, the Company and Cendant signed a non-binding letter of intent for Cendant to purchase Ramada

International, primarily a franchised brand from the Company. The transaction, which we expect to complete during the fourth quarter of 2004, is still pending approval by regulatory authorities and final negotiation of terms. We do not expect that the transaction will have a material impact to the Company.

11.	Asset Securitizations

In the second quarter of 2004, we sold $150 million of notes receivable generated by our timeshare business in connection with the sale of timeshare intervals. In conjunction with the sale, we received net proceeds of $141 million, retained residual interests of $33 million, and recorded a gain of $27 million. We used the following key assumptions to measure the fair value of the residual interests: discount rate of 7.9 percent; expected annual prepayments, including defaults, of 18.5 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 81 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 41 months. Our key assumptions are based on experience.

12.	Synthetic Fuel

In October 2001, we acquired four coal-based synthetic fuel production facilities (the “Facilities”) for $46 million in cash from PacifiCorp Financial Services (“PacifiCorp”). Three of the four plants are held in one entity and one of the plants is held in a separate entity. The synthetic fuel produced at the Facilities through 2007 qualifies for tax credits based on Section 29 of the Internal Revenue Code (credits are not available for fuel produced after 2007). We began operating these Facilities in the first quarter of 2002. Although the Facilities produce significant losses, these losses are more than offset by the tax credits generated under Section 29, which reduce our income tax expense.

On June 21, 2003, we sold an approximately 50 percent ownership interest in the synthetic fuel entities. We received cash and promissory notes totaling $25 million at closing, and we are receiving additional profits that we expect will continue over the life of the ventures based on the actual amount of tax credits allocated to the purchaser.

As a result of a put option, we consolidated the two synthetic fuel joint ventures through November 6, 2003. Effective November 7, 2003, because the put option was voided, we began accounting for the synthetic fuel joint ventures, using the equity method of accounting. Beginning March 26, 2004, as a result of adopting FIN 46(R), we have again consolidated the synthetic fuel joint ventures and we reflect our partner’s share of the operating losses as minority interest.

In July 2004 Internal Revenue Service (“IRS”) field auditors issued a notice of proposed adjustment and later a Summary Report to PacifiCorp that included a challenge to the placed-in-service dates of three of the four synthetic fuel facilities owned by one of our synthetic fuel joint ventures. One of the conditions to qualify for tax credits under Section 29 of the Internal Revenue Code is that the production facility must have been placed-in-service before July 1, 1998.

We strongly believe that all the facilities meet the placed-in-service requirement. Although we are engaged in discussions with the IRS and are confident this issue will be resolved in our favor and not result in a material charge to us, we cannot assure you as to the ultimate outcome of this matter.

On October 6, 2004, subsequent to the end of the third quarter, we entered into amendment agreements with our synthetic fuel partner that result in a shift in the allocation of tax credits between us. On the synthetic fuel facility that is not being reviewed by the IRS, our partner will increase its allocation of tax credits from approximately 50 percent to 90 percent for the next six months and pay a higher price per tax credit to us for that additional share of tax credits. With respect to the three synthetic fuel facilities under IRS review, our partner will reduce its allocation of tax credits from approximately 50 percent to an average of roughly 5 percent during the next six months. If the IRS’ placed-in-service challenge regarding the three facilities is not successfully resolved by March 31, 2005, our partner will have the right to return its ownership interest in those three facilities to Marriott at that time. We will have the flexibility to continue to operate at current levels, reduce production, and/or sell an interest to another party. If there is a successful resolution by March 31, 2005 our partner’s share of the tax credits from all four facilities will return to approximately 50 percent. In any event, on March 31, 2005, our share of the tax credits from the one facility not under review will return to approximately 50 percent.

Since acquiring the plants, we have recognized approximately $384 million of tax credits from all four plants through September 10, 2004. The tax credits recognized through September 10, 2004 associated with the three facilities in question totaled approximately $283 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

Continuing Operations

The following discussion presents an analysis of results of our operations for the twelve and thirty-six weeks ended September 10, 2004 and September 12, 2003.

Twelve Weeks Ended September 10, 2004 Compared to Twelve Weeks Ended September 12, 2003

	Twelve Weeks Ended
Revenues ($ in millions)	September 10, 2004	September 12, 2003
Full-Service	$1,459	$1,314
Select-Service	277	236
Extended-Stay	133	138
Timeshare	348	328

Total lodging	2,217	2,016
Synthetic fuel	87	93

	$2,304	$2,109

Revenues increased 9 percent to $2,304 million in 2004, primarily reflecting higher fees resulting from strong demand for hotel rooms and unit expansion, as well as strong timeshare demand.

Operating Income

Operating income increased $9 million to $99 million in 2004. The increase is primarily due to higher fees which are related both to stronger REVPAR driven principally by increased occupancy and average daily rate and to the growth in the number of rooms, and stronger timeshare results reflecting strong demand and improved margins, partially offset by higher general and administrative expenses and a higher synthetic fuel operating loss associated with both higher production and the inclusion of net synthetic earn-out payments received as a component of gains and other income in 2004.

	Twelve Weeks Ended
Income from Continuing Operations ($ in millions)	September 10, 2004	September 12, 2003
Full-Service	$79	$77
Select-Service	42	28
Extended-Stay	20	12
Timeshare	34	23

Total lodging financial results	175	140
Synthetic fuel (after-tax)	31	21
Unallocated corporate expenses	(28)	(35)
Interest income, provision for loan losses and interest expense	10	4
Income taxes (excluding Synthetic fuel)	(56)	(37)

	$132	$93

Income from continuing operations increased 42 percent to $132 million in 2004, and diluted earnings per share from continuing operations increased 45 percent to $0.55. The favorable results were primarily driven by strong hotel demand, new unit growth, strong timeshare results, increased gains, higher net interest and strong synthetic fuel results which include both the tax benefit associated with the losses and the tax credits, and a favorable minority interest variance, partially offset by higher income taxes excluding the synthetic fuel impact and higher general and administrative expenses.

Marriott Lodging

We consider lodging revenues and lodging financial results to be meaningful indicators of our performance because they measure our growth in profitability as a lodging company and enable investors to compare the sales and results of our lodging operations to those of other lodging companies.

Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported financial results of $175 million in the third quarter of 2004, compared to $140 million in the third quarter of 2003 and revenues of $2,217 million in the third quarter of 2004, a 10 percent increase from revenues of $2,016 million in the third quarter of 2003. The results reflect a 16 percent increase in base, franchise and incentive fees, from $165 million in the third quarter of 2003 to $192 million in the third quarter of 2004, favorable timeshare results and increased gains of $9 million. The increase in base and franchise fees was driven by higher REVPAR for comparable rooms, primarily resulting from both domestic and international occupancy and rate increases and new unit growth. We have added 177 properties (28,376 rooms) and deflagged 48 properties (7,675 rooms) since the third quarter of 2003. Systemwide REVPAR for comparable North American properties increased 7.7 percent, and REVPAR for our comparable North American company-operated properties increased 8.3 percent. Systemwide REVPAR for comparable international properties, including Ritz-Carlton, increased 15.6 percent, and REVPAR for comparable international company-operated properties including Ritz-Carlton increased 17.6 percent. The increase in incentive management fees during the quarter reflects the impact of increased international travel, particularly in Asia, and increased business at properties in North America. Worldwide REVPAR for comparable company-operated properties increased 10.6 percent while worldwide REVPAR for comparable systemwide properties increased 9.3 percent.

Our properties in the southeast region of the United States experienced cancellations and a few properties closed due to mandatory evacuations and power outages resulting from hurricanes Frances and Charley in the 2004 third quarter. However, the post hurricane business from area residents, Federal Emergency Management Agency (“FEMA”), and insurance company representatives offset most of the impact.

Summary of Properties by Brand. We opened 36 lodging properties (6,045 rooms) during the third quarter of 2004, while 21 hotels (2,962 rooms) exited the system, increasing our total properties to 2,806 (505,658 rooms). The following table shows properties by brand as of September 10, 2004 (excluding 2,547 rental units relating to Marriott ExecuStay):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging
Marriott Hotels & Resorts	226	100,928	213	58,788
Marriott Conference Centers	14	3,577	—	—
JW Marriott Hotels & Resorts	30	13,833	4	1,205
The Ritz-Carlton	57	18,613	—	—
Renaissance Hotels & Resorts	89	34,178	43	13,094
Ramada International	4	727	199	27,031
Bulgari Hotel & Resort	1	58	—	—
Select-Service Lodging
Courtyard	297	47,034	349	45,628
Fairfield Inn	2	855	522	48,270
SpringHill Suites	23	3,597	98	10,473
Extended-Stay Lodging
Residence Inn	132	17,791	325	36,578
TownePlace Suites	34	3,661	79	7,894
Marriott Executive Apartments	13	2,372	1	99
Timeshare
Marriott Vacation Club International	43	8,537	—	—
The Ritz-Carlton Club	4	261	—	—
Marriott Grand Residence Club	2	248	—	—
Horizons by Marriott Vacation Club International	2	328	—	—

Total	973	256,598	1,833	249,060

REVPAR. We consider Revenue per Available Room (REVPAR) to be a meaningful indicator of our performance because it measures the period over period change in room revenues for comparable properties. We calculate REVPAR by dividing room sales for comparable properties by room nights available to guests for the period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following table shows occupancy, average daily rate and REVPAR for each of our comparable principal established brands. We have not presented statistics for company-operated North American Fairfield Inn and SpringHill Suites properties here because we operate only a limited number of properties as both these brands are predominantly franchised and such information would not be meaningful for those brands (identified as “nm” in the table below). Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties. For North American properties (except for The Ritz-Carlton which includes June through August), the occupancy, average daily rate and REVPAR statistics used throughout this report for the twelve weeks ended September 10, 2004, include the period from June 19, 2004 through September 10, 2004, while the twelve weeks ended September 12, 2003, include the period from June 21, 2003 through September 12, 2003.

	Comparable Company-Operated North American Properties				Comparable Systemwide North American Properties
	Twelve Weeks Ended September 10, 2004	Change vs. 2003			Twelve Weeks Ended September 10, 2004	Change vs. 2003
Marriott Hotels & Resorts (1)
Occupancy	74.7%	2.7%	pts	.	72.6%	2.6%	pts	.
Average Daily Rate	$132.71	3.7%			$126.86	3.7%
REVPAR	$99.17	7.6%			$92.09	7.5%
The Ritz-Carlton (2)
Occupancy	70.6%	2.5%	pts	.	70.6%	2.5%	pts	.
Average Daily Rate	$229.09	9.2%			$229.09	9.2%
REVPAR	$161.70	13.3%			$161.70	13.3%
Renaissance Hotels & Resorts
Occupancy	71.3%	3.6%	pts	.	71.2%	3.3%	pts	.
Average Daily Rate	$123.14	0.3%			$118.82	1.1%
REVPAR	$87.82	5.3%			$84.56	6.1%
Composite – Full-Service (3)
Occupancy	73.7%	2.8%	pts	.	72.2%	2.7%	pts	.
Average Daily Rate	$141.64	4.1%			$133.57	4.0%
REVPAR	$104.45	8.2%			$96.47	8.0%
Residence Inn
Occupancy	84.1%	3.7%	pts	.	83.9%	3.0%	pts	.
Average Daily Rate	$98.22	3.1%			$97.95	2.7%
REVPAR	$82.63	7.8%			$82.22	6.5%
Courtyard
Occupancy	73.3%	2.7%	pts	.	75.0%	2.7%	pts	.
Average Daily Rate	$94.68	4.8%			$96.95	5.0%
REVPAR	$69.38	8.9%			$72.73	8.8%
Fairfield Inn
Occupancy	nm	nm			73.0%	1.5%	pts	.
Average Daily Rate	nm	nm			$69.75	2.6%
REVPAR	nm	nm			$50.93	4.7%
TownePlace Suites
Occupancy	78.8%	0.7%	pts	.	80.5%	3.1%	pts	.
Average Daily Rate	$66.84	3.6%			$65.53	1.8%
REVPAR	$52.68	4.5%			$52.78	5.9%
SpringHill Suites
Occupancy	nm	nm			75.6%	3.8%	pts	.
Average Daily Rate	nm	nm			$85.22	3.5%
REVPAR	nm	nm			$64.43	8.9%
Composite – Select-Service & Extended-Stay (4)
Occupancy	76.5%	2.8%	pts	.	77.0%	2.5%	pts	.
Average Daily Rate	$93.25	4.4%			$88.19	3.7%
REVPAR	$71.32	8.4%			$67.92	7.2%
Composite – All (5)
Occupancy	74.7%	2.8%	pts	.	74.9%	2.6%	pts	.
Average Daily Rate	$124.19	4.2%			$107.37	3.9%
REVPAR	$92.78	8.3%			$80.43	7.7%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.

(2)	Statistics for The Ritz-Carlton are for June through August.

(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.

(4)	Select-Service and Extended-Stay composite statistics include properties for the Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

(5)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

Systemwide international statistics by region are based on comparable worldwide units, excluding North America. The following table shows occupancy, average daily rate and REVPAR for international properties by region/brand.

	Comparable Company-Operated International Properties (1), (2)				Comparable Systemwide International Properties (1), (2)
	Three Months Ended August 31, 2004	Change vs. 2003			Three Months Ended August 31, 2004	Change vs. 2003
Caribbean & Latin America
Occupancy	73.4%	4.6%	pts	.	71.6%	6.1%	pts	.
Average daily rate	$123.28	11.7%			$117.87	10.9%
REVPAR	$90.49	19.3%			$84.35	21.2%
Continental Europe
Occupancy	74.1%	1.8%	pts	.	71.7%	3.4%	pts	.
Average daily rate	$123.81	3.3%			$125.83	3.4%
REVPAR	$91.72	5.9%			$90.27	8.4%
United Kingdom
Occupancy	78.3%	-3.5%	pts	.	77.3%	0.6%	pts	.
Average daily rate	$186.93	11.4%			$147.93	4.6%
REVPAR	$146.36	6.6%			$114.32	5.5%
Middle East & Africa
Occupancy	70.7%	-1.6%	pts	.	70.7%	-1.6%	pts	.
Average daily rate	$87.20	5.0%			$87.20	5.0%
REVPAR	$61.62	2.7%			$61.62	2.7%
Asia Pacific (3)
Occupancy	77.0%	12.5%	pts	.	77.1%	11.3%	pts	.
Average daily rate	$87.62	12.7%			$91.31	10.0%
REVPAR	$67.45	34.6%			$70.39	28.9%
Sub-total Composite International (4), (5)
Occupancy	75.6%	5.8%	pts	.	74.9%	5.6%	pts	.
Average daily rate	$113.56	6.9%			$117.46	5.6%
REVPAR	$85.82	15.9%			$88.01	14.2%
The Ritz-Carlton International
Occupancy	74.2%	13.2%	pts	.	74.2%	13.2%	pts	.
Average daily rate	$186.90	3.7%			$186.90	3.7%
REVPAR	$138.62	26.3%			$138.62	26.3%
Total Composite International (4)
Occupancy	75.4%	6.7%	pts	.	74.9%	6.2%	pts	.
Average daily rate	$121.56	7.2%			$123.09	6.0%
REVPAR	$91.68	17.6%			$92.15	15.6%
Total Worldwide (6)
Occupancy	74.9%	3.8%	pts	.	74.9%	3.3%	pts	.
Average daily rate	$123.47	4.9%			$110.44	4.5%
REVPAR	$92.48	10.6%			$82.72	9.3%

(1)	International financial results are reported on a period end basis, while international statistics are reported on a month end basis.

(2)	The comparison to 2003 is on a currency neutral basis and includes results for June through August. Excludes North America.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Excludes The Ritz-Carlton International.

(6)	Worldwide includes international statistics for June, July and August and North American statistics for the twelve weeks ended September 10, 2004 and September 12, 2003.

Full-Service Lodging ($ in millions)	Twelve Weeks Ended		Change
	September 10, 2004	September 12, 2003	2004/2003
Revenues	$1,459	$1,314	11%

Segment results	$79	$77	3%

Full-Service Lodging includes our Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts brands. Our third quarter 2004 segment results reflect a $13 million increase in base management, incentive management and franchise fees, partially offset by higher general and administrative costs. The increase in fees is largely due to higher REVPAR, reflecting occupancy and rate increases, and the growth in the number of rooms. Since the third quarter of 2003, across our Full-Service Lodging segment, we have added 70 hotels (14,337 rooms) and deflagged 19 hotels (3,995 rooms).

Gains were flat with last year, while equity results were slightly lower than last year. On April 1, 2004, Cendant exercised its option to redeem our interest in the Two Flags joint venture, which owns the trademarks and licenses for the Ramada and Days Inn lodging brands in the United States. In the third quarter of 2003, our equity earnings included $5 million attributable to our interest in the Two Flags joint venture, while our third quarter 2004 equity earnings do not reflect any amounts associated with the Two Flags joint venture due to the redemption of our interest. We recorded a pre-tax gain of approximately $13 million in the third quarter of 2004 when we received the proceeds from the Two Flags sale. In the prior year quarter we recognized a $9 million gain associated with our sale of an international joint venture.

REVPAR for Full-Service Lodging comparable company-operated North American hotels increased 8.2 percent to $104.45. Occupancy for these hotels increased to 73.7 percent, while average daily rates increased 4.1 percent to $141.64.

Financial results for our international operations were strong across most regions, generating a 17.6 percent REVPAR increase for comparable company-operated hotels including Ritz-Carlton. Occupancy increased 6.7 percentage points, while average daily rates increased to $121.56. International operations were unfavorably impacted by SARS in 2003. As noted above, in the year ago quarter we recognized a $9 million gain associated with our sale of an international joint venture. Versus the prior year quarter, we experienced stronger demand particularly in China, Hong Kong, Australia, Egypt and Brazil.

Select-Service Lodging ($ in millions)	Twelve Weeks Ended		Change
	September 10, 2004	September 12, 2003	2004/2003
Revenues	$277	$236	17%

Segment results	$42	$28	50%

Select-Service Lodging includes our Courtyard, Fairfield Inn and SpringHill Suites brands. The $14 million increase in segment results reflects a $9 million increase in base management, incentive management and franchise fees, a favorable variance of $4 million on gains, essentially flat equity results, and flat general and administrative costs. The increase in fees is largely due to higher REVPAR, driven primarily by occupancy and rate increases, and the growth in the number of rooms. Across our Select-Service Lodging segment, we have added 84 hotels (10,425 rooms) and deflagged 26 hotels (3,539 rooms) since the third quarter of 2003.

Extended-Stay Lodging ($ in millions)	Twelve Weeks Ended		Change
	September 10, 2004	September 12, 2003	2004/2003
Revenues	$133	$138	-4%

Segment results	$20	$12	67%

Extended-Stay Lodging includes our Residence Inn, TownePlace Suites, Marriott Executive Apartments, and Marriott ExecuStay brands. The decline in revenue is primarily attributable to the shift in the ExecuStay business towards franchising. Our base and incentive management fees were roughly flat compared to last year while our franchise fees, principally associated with our Residence Inn brand, increased $2 million. The increase in franchise fees is largely due to higher REVPAR and the growth in the number of rooms. Since the third quarter of 2003, across our Extended-Stay Lodging segment, we have added 21 hotels (2,303 rooms) and deflagged one hotel (80 rooms). In addition, we recorded $4 million of gains in 2004 versus no gains in 2003. ExecuStay experienced improved results compared to the prior year quarter, resulting from increased occupancy and rate, primarily in the New York market, along with reduced operating costs associated with the shift towards franchising.

REVPAR for Select-Service and Extended-Stay Lodging comparable company-operated North American hotels increased 8.4 percent to $71.32. Occupancy for these hotels increased to 76.5 percent, while average daily rates increased 4.4 percent to $93.25.

Timeshare ($ in millions)	Twelve Weeks Ended		Change
	September 10, 2004	September 12, 2003	2004/2003
Revenues	$348	$328	6%

Segment results	$34	$23	48%

Timeshare includes our Marriott Vacation Club International, The Ritz-Carlton Club, Marriott Grand Residence Club and Horizons by Marriott Vacation Club International brands. Timeshare revenues of $348 million in 2004 and $328 million in 2003, include interval sales, base management fees and cost reimbursements. Including our three joint ventures, contract sales, which represent sales of timeshare intervals before adjustment for percentage of completion accounting, increased 25 percent primarily due to strong demand in South Carolina, California, and Nevada. The favorable segment results reflect a 1 percent increase in timeshare interval sales and services, higher margins primarily resulting from the use of lower cost marketing channels, the mix of units sold and lower financing costs, partially offset by higher general and administrative expenses. Additionally, the third quarter 2003 results were impacted by a $2 million loss associated with an interest rate swap agreement. Reported revenue growth trailed contract sales growth because of a higher proportion of sales in joint venture projects and projects with lower average construction completion levels.

Synthetic Fuel

For the twelve weeks ended September 10, 2004, the synthetic fuel operation generated revenue of $87 million and income from continuing operations of $31 million comprised of: operating losses of $31 million and a $1 million tax provision, offset by net earn-out payments received of $19 million, tax credits of $29 million, and minority interest of $15 million reflecting our partner’s share of the operating losses.

For the twelve weeks ended September 12, 2003, the synthetic fuel operation generated revenue of $93 million and income from continuing operations of $21 million comprised of: operating losses of $3 million, which includes net earn-out payments made of $5 million; and minority interest expense of

$29 million, reflecting our partner’s share of the tax credits, tax benefits and operating losses; a $1 million tax benefit; and tax credits of $52 million. The $10 million increase in synthetic fuel results to $31 million from $21 million is primarily due to our sale of a 50 percent interest in the synthetic fuel joint ventures in the third quarter of 2003 and to slightly higher production in 2004. In connection with the sale, a higher percentage (90 percent) of the tax credits was allocated to our joint venture partner in the 2003 third quarter compared to roughly 50 percent in the 2004 third quarter. See Note 12, “Synthetic Fuel” in Part I, Item 1, Notes to Condensed Consolidated Financial Statements, for further information related to our synthetic fuel operations.

General, Administrative and Other Expenses

General, administrative and other expenses increased $9 million in the third quarter of 2004 to $126 million, reflecting higher administrative expenses in both our lodging and timeshare businesses, primarily associated with increased overhead costs related to the Company’s unit growth and increased development costs associated with our timeshare joint ventures. Lower litigation expenses of $9 million in 2004 were offset by $10 million of insurance proceeds received in 2003.

Gains and Other Income

The following table shows our gains and other income for the twelve weeks ended September 10, 2004 and September 12, 2003:

	Twelve Weeks Ended
($ in millions)	September 10, 2004	September 12, 2003
Net synthetic fuel earn-out payments received	$19	$—
Gains on sale of real estate	9	6
Gains on sale of joint ventures	15	9

	$43	$15

Interest Expense

Interest expense decreased $3 million to $23 million primarily due to the repayment of $234 million of senior debt in the fourth quarter of 2003 and other debt reductions, partially offset by lower capitalized interest resulting from fewer projects under construction.

Interest Income and Income Tax

Interest income, before the provision for loan losses increased $2 million (6 percent) to $33 million, reflecting higher loan balances and higher rates. For the twelve weeks ended September 10, 2004 we recognized $4 million of interest income in connection with the $200 million note, collected in the third quarter of 2004, related to the purchase of our interest in the Two Flags joint venture.

Income from continuing operations before income taxes generated a tax provision of $28 million in the third quarter of 2004, compared to a tax benefit of $16 million in 2003. The difference is primarily attributable to the impact of our synthetic fuel joint ventures, which generated a tax benefit and tax credits of $28 million in 2004, compared to $53 million in 2003, and to higher pre-tax income. In the 2003 third quarter, we sold a 50 percent interest in our synthetic fuel joint ventures and we currently consolidate the joint ventures.

Minority Interest

The principal difference between minority interest for the third quarter of 2004 versus the third quarter of 2003 is related to the change in the ownership structure of the synthetic fuel joint ventures as a result of the sale of 50 percent of our interest in the joint ventures. Due to the purchaser’s put option which expired on November 6, 2003, minority interest for the third quarter of 2003 reflected our partner’s share of the synthetic fuel operating losses and their share of the associated tax benefit along with their share of the tax credits. For the third quarter of 2004, minority interest reflects our partner’s share of the synthetic fuel losses only.

Thirty-Six Weeks Ended September 10, 2004 Compared to Thirty-Six Weeks Ended September 12, 2003

Revenues ($ in millions)	Thirty-Six Weeks Ended
	September 10, 2004	September 12, 2003
Full-Service	$4,512	$3,977
Select-Service	788	699
Extended-Stay	377	392
Timeshare	1,083	856

Total lodging	6,760	5,924
Synthetic fuel	198	224

	$6,958	$6,148

Revenues increased 13 percent to $6,958 million in 2004, reflecting higher fees related to increased demand for hotel rooms and unit expansion, as well as strong sales in our timeshare segment.

Operating Income

Operating income increased $152 million to $368 million in 2004. The increase is primarily due to higher fees which are related both to stronger REVPAR driven principally by increased occupancy and average daily rate and to the growth in the number of rooms, and stronger timeshare results which are mainly attributable to strong demand and improved margins, partially offset by higher general and administrative expenses and a higher synthetic fuel operating loss associated with both higher production, the change in the ownership structure of the joint ventures as a result of the sale of 50 percent of our interest in the joint ventures and the inclusion of net synthetic fuel earn-out payments received as a component of gains and other income in 2004.

For the thirty-six weeks ended September 10, 2004, the synthetic fuel operation generated $61 million of operating losses compared to operating losses of $104 million for the thirty-six weeks ended September 12, 2003. For the thirty-six weeks ended September 12, 2003, 100 percent of the operating losses of the synthetic fuel joint ventures were recorded by us. While we sold a 50 percent ownership interest in the synthetic fuel joint ventures in the 2003 third quarter, we continued to consolidate the joint ventures in the 2003 third quarter because the purchaser had a put option, which expired November 6, 2003, wherein the purchaser had the ability to return its ownership interest to us. Effective November 7, 2003, as a result of the put option’s expiration, we began accounting for the synthetic fuel joint ventures using the equity method of accounting, and therefore our share of the losses of the synthetic fuel joint ventures were recorded below operating income in the first quarter of 2004. As a result of adopting FIN 46(R) on March 26, 2004, we again consolidated the synthetic fuel joint ventures and recorded 100 percent of the operating losses during the second and third quarters as a component of operating income.

Income from Continuing Operations ($ in millions)	Thirty-Six Weeks Ended
	September 10, 2004	September 12, 2003
Full-Service	$292	$259
Select-Service	104	81
Extended-Stay	48	37
Timeshare	135	85

Total lodging financial results	579	462
Synthetic fuel (after-tax)	73	66
Unallocated corporate expenses	(91)	(89)
Interest income, provision for loan losses and interest expense	29	(6)
Income taxes (excluding Synthetic fuel)	(184)	(127)

	$406	$306

Income from continuing operations increased 33 percent to $406 million, and diluted earnings per share from continuing operations increased 35 percent to $1.69. The favorable results were primarily driven by strong hotel demand, new unit growth, strong timeshare results, higher interest income as a result of higher balances and rates, lower interest expense due to debt reductions, lower loan loss provisions, stronger synthetic fuel results and increased gains of $41 million, partially offset by higher income taxes excluding the synthetic fuel impact, and higher general and administrative expenses. In addition, international operations were unfavorably impacted by the war in Iraq and SARS in 2003.

Marriott Lodging

We consider lodging revenues and lodging financial results to be meaningful indicators of our performance because they measure our growth in profitability as a lodging company and enable investors to compare the sales and results of our lodging operations to those of other lodging companies.

Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported financial results of $579 million in the first three quarters of 2004, compared to $462 million in the first three quarters of 2003 and revenues of $6,760 million in the first three quarters of 2004, a 14 percent increase from revenues of $5,924 million in the first three quarters of 2003. The results reflect a 17 percent increase in base, franchise and incentive fees, from $510 million in the first three quarters of 2003 to $599 million in the first three quarters of 2004, favorable timeshare results and increased gains of $13 million. The increase in base and franchise fees was driven by higher REVPAR for comparable rooms primarily resulting from both domestic and international occupancy and average daily rate increases and new unit growth. Systemwide REVPAR for comparable North American properties increased 7.5 percent, and REVPAR for our comparable North American company-operated properties increased 7.8 percent. Systemwide REVPAR for comparable international properties, including Ritz-Carlton, increased 17.4 percent, and REVPAR for comparable international company-operated properties including Ritz-Carlton increased 20.0 percent. The increase in incentive management fees during the first three quarters of the year reflects the impact of increased international travel, particularly in Asia, and increased business at properties in North America. We have added 177 properties (28,376 rooms) and deflagged 48 properties (7,675 rooms) since the third quarter of 2003. Worldwide REVPAR for comparable company-operated properties increased 10.6 percent while worldwide REVPAR for comparable systemwide properties increased 9.4 percent.

The following table shows occupancy, average daily rate and REVPAR for each of our comparable principal established brands. We have not presented statistics for company-operated North American Fairfield Inn and SpringHill Suites properties because we operate only a limited number of properties as both these brands are predominantly franchised and such information would not be meaningful for those brands (identified as “nm” in the table below). Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties. For North American properties (except for The Ritz-Carlton which includes January through August), the occupancy, average daily rate and REVPAR statistics used throughout this report for the thirty-six weeks ended September 10, 2004, include the period from January 3, 2004 through September 10, 2004, while the thirty-six weeks ended September 12, 2003, include the period from January 4, 2003 through September 12, 2003.

	Comparable Company-Operated North American Properties				Comparable Systemwide North American Properties
	Thirty-Six Weeks Ended September 10, 2004	Change vs. 2003			Thirty-Six Weeks Ended September 10, 2004	Change vs. 2003
Marriott Hotels & Resorts (1)
Occupancy	73.4%	3.1%	pts	.	71.4%	3.0%	pts	.
Average Daily Rate	$141.13	2.2%			$133.42	2.4%
REVPAR	$103.61	6.6%			$95.25	6.9%
The Ritz-Carlton (2)
Occupancy	71.1%	5.4%	pts	.	71.1%	5.4%	pts	.
Average Daily Rate	$256.48	5.3%			$256.48	5.3%
REVPAR	$182.40	13.9%			$182.40	13.9%
Renaissance Hotels & Resorts
Occupancy	70.6%	4.1%	pts	.	69.9%	4.0%	pts	.
Average Daily Rate	$133.83	0.3%			$127.31	1.1%
REVPAR	$94.54	6.5%			$88.97	7.3%
Composite – Full-Service (3)
Occupancy	72.8%	3.5%	pts	.	71.1%	3.3%	pts	.
Average Daily Rate	$151.35	2.6%			$141.18	2.8%
REVPAR	$110.12	7.8%			$100.45	7.8%
Residence Inn
Occupancy	79.8%	1.7%	pts	.	79.7%	2.3%	pts	.
Average Daily Rate	$99.14	3.2%			$97.25	2.6%
REVPAR	$79.08	5.4%			$77.50	5.7%
Courtyard
Occupancy	71.7%	3.5%	pts	.	72.7%	3.3%	pts	.
Average Daily Rate	$95.43	3.3%			$96.74	4.1%
REVPAR	$68.47	8.6%			$70.34	9.1%
Fairfield Inn
Occupancy	nm	nm			67.8%	1.4%	pts	.
Average Daily Rate	nm	nm			$67.64	2.0%
REVPAR	nm	nm			$45.83	4.2%
TownePlace Suites
Occupancy	75.5%	4.3%	pts	.	76.1%	4.5%	pts	.
Average Daily Rate	$65.40	2.7%			$64.70	1.2%
REVPAR	$49.37	8.9%			$49.23	7.6%
SpringHill Suites
Occupancy	nm	nm			72.5%	3.8%	pts	.
Average Daily Rate	nm	nm			$84.58	3.5%
REVPAR	nm	nm			$61.33	9.2%
Composite – Select-Service & Extended-Stay (4)
Occupancy	73.9%	3.2%	pts	.	73.3%	2.7%	pts	.
Average Daily Rate	$93.85	3.3%			$87.53	3.2%
REVPAR	$69.38	7.9%			$64.18	7.2%
Composite – All (5)
Occupancy	73.2%	3.4%	pts	.	72.4%	3.0%	pts	.
Average Daily Rate	$130.71	2.9%			$110.53	3.1%
REVPAR	$95.65	7.8%			$80.00	7.5%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.

(2)	Statistics for The Ritz-Carlton are for January through August.

(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.

(4)	Select-Service and Extended-Stay composite statistics include properties for the Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

(5)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

Systemwide international statistics by region are based on comparable worldwide units, excluding North America. The following table shows occupancy, average daily rate and REVPAR for international properties by region/brand.

	Comparable Company-Operated International Properties (1), (2)				Comparable Systemwide International Properties (1), (2)
	Eight Months Ended August 31, 2004	Change vs. 2003			Eight Months Ended August 31, 2004	Change vs. 2003
Caribbean & Latin America
Occupancy	72.9%	4.6%	pts	.	71.4%	6.1%	pts	.
Average daily rate	$140.09	8.3%			$133.02	7.2%
REVPAR	$102.09	15.6%			$94.96	17.2%
Continental Europe
Occupancy	69.6%	3.5%	pts	.	67.3%	4.7%	pts	.
Average daily rate	$127.15	2.2%			$127.89	1.6%
REVPAR	$88.46	7.6%			$86.07	9.3%
United Kingdom
Occupancy	76.1%	3.9%	pts	.	73.0%	3.6%	pts	.
Average daily rate	$182.28	7.9%			$144.05	3.2%
REVPAR	$138.78	13.7%			$105.21	8.5%
Middle East & Africa
Occupancy	73.3%	7.9%	pts	.	73.3%	7.9%	pts	.
Average daily rate	$100.83	11.4%			$100.83	11.4%
REVPAR	$73.86	25.0%			$73.86	25.0%
Asia Pacific (3)
Occupancy	74.9%	14.7%	pts	.	75.6%	13.2%	pts	.
Average daily rate	$91.26	10.4%			$94.98	7.7%
REVPAR	$68.31	37.3%			$71.82	30.4%
Sub-total Composite International (4), (5)
Occupancy	73.2%	8.3%	pts	.	72.4%	7.7%	pts	.
Average daily rate	$118.79	5.4%			$120.56	4.0%
REVPAR	$86.96	18.8%			$87.29	16.3%
The Ritz-Carlton International
Occupancy	71.2%	14.0%	pts	.	71.2%	14.0%	pts	.
Average daily rate	$200.88	1.1%			$200.88	1.1%
REVPAR	$143.00	26.0%			$143.00	26.0%
Total Composite International (4)
Occupancy	73.0%	8.9%	pts	.	72.3%	8.2%	pts	.
Average daily rate	$127.66	5.3%			$127.01	4.2%
REVPAR	$93.17	20.0%			$91.84	17.4%
Total Worldwide (6)
Occupancy	73.1%	4.8%	pts	.	72.4%	3.9%	pts	.
Average daily rate	$129.95	3.4%			$113.46	3.5%
REVPAR	$95.02	10.6%			$82.10	9.4%

(1)	International financial results are reported on a period end basis, while international statistics are reported on a month end basis.

(2)	The comparison to 2003 is on a currency neutral basis and includes results for January through August. Excludes North America.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Excludes The Ritz-Carlton International.

(6)	Worldwide includes international statistics for the eight months ended August 31, 2004 and August 31, 2003, and North American statistics for the thirty-six weeks ended September 10, 2004 and September 12, 2003.

	Thirty-Six Weeks Ended		Change 2004/2003
Full-Service Lodging ($ in millions)	September 10, 2004	September 12, 2003
Revenues	$4,512	$3,977	13%

Segment results	$292	$259	13%

Full-Service Lodging includes our Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts brands. The 2004 segment results reflect a $57 million increase in base management, incentive management and franchise fees, partially offset by increased administrative costs. The increase in fees is largely due to stronger REVPAR, driven primarily by occupancy and rate increases, and the growth in the number of rooms. Since the third quarter of 2003, across our Full-Service Lodging segment, we have added 70 hotels (14,337 rooms) and deflagged 19 hotels (3,995 rooms).

Gains were up $4 million and joint venture results were down $4 million compared to the prior year. On April 1, 2004, Cendant exercised its option to redeem our interest in the Two Flags joint venture, which owns the trademarks and licenses for the Ramada and Days Inn lodging brands in the United States. In the first three quarters of 2003, our equity earnings included $17 million attributable to our interest in the Two Flags joint venture, while our equity in earnings for the first three quarters of 2004 reflect only a $6 million impact due to the redemption of our interest. We recorded a pre-tax gain of $13 million in the third quarter of 2004 when we received the proceeds from the Two Flags sale. In the prior year third quarter we recognized a $9 million gain associated with our sale of an international joint venture.

REVPAR for Full-Service Lodging comparable company-operated North American hotels increased 7.8 percent to $110.12. Occupancy for these hotels increased to 72.8 percent, while average daily rates increased 2.6 percent to $151.35.

Financial results for our international operations were strong across most regions, generating a 20.0 percent REVPAR increase for comparable company-operated hotels including Ritz-Carlton. Occupancy increased 8.9 percentage points, while average daily rates increased to $127.66. International operations were unfavorably impacted by SARS in 2003. As noted above, in the year ago third quarter we recognized a $9 million gain associated with our sale of an international joint venture. Versus the prior year, we experienced stronger demand particularly in China, Hong Kong, Australia, Brazil, Egypt, Mexico, and the United Kingdom.

	Thirty-Six Weeks Ended		Change 2004/2003
Select-Service Lodging ($ in millions)	September 10, 2004	September 12, 2003
Revenues	$788	$699	13%

Segment results	$104	$81	28%

Select-Service Lodging includes our Courtyard, Fairfield Inn and SpringHill Suites brands. The increase in revenues over the prior year, reflects stronger REVPAR, driven primarily by occupancy and rate increases, and the growth in the number of rooms across our select-service brands. Base management, incentive management and franchise fees increased $21 million, and gains were $10 million higher than the prior year period. These increases were partially offset by reserves recorded for performance guarantees we expect to fund and an increase in administrative costs, resulting in an increase in segment results from $81 million in 2003 to $104 million in 2004. Across our Select-Service Lodging segment, we have added 84 hotels (10,425 rooms) and deflagged 26 hotels (3,539 rooms) since the third quarter of 2003.

	Thirty-Six Weeks Ended		Change 2004/2003
Extended-Stay Lodging ($ in millions)	September 10, 2004	September 12, 2003
Revenues	$377	$392	-4%

Segment results	$48	$37	30%

Extended-Stay Lodging includes our Residence Inn, TownePlace Suites, Marriott Executive Apartments, and Marriott ExecuStay brands. The decline in revenue is primarily attributable to the shift in the ExecuStay business towards franchising. Our base and incentive management fees were essentially flat with last year while our franchise fees, principally associated with our Residence Inn brand, increased $7 million. The increase in franchise fees is largely due to the growth in the number of rooms and an increase in REVPAR. Since the third quarter of 2003 we have added 21 hotels (2,303 rooms) and deflagged one hotel (80 rooms). In addition, gains of $8 million in 2004 were favorable to the prior year by $3 million. ExecuStay experienced improved results compared to the first three quarters of last year, resulting from increased occupancy, primarily in the New York market, coupled with lower operating costs associated with the shift in business towards franchising.

REVPAR for Select-Service and Extended-Stay Lodging comparable company-operated North American hotels increased 7.9 percent to $69.38. Occupancy for these hotels increased to 73.9 percent, while average daily rates increased 3.3 percent to $93.85.

	Thirty-Six Weeks Ended		Change 2004/2003
Timeshare ($ in millions)	September 10, 2004	September 12, 2003
Revenues	$1,083	$856	27%

Segment results	$135	$85	59%

Timeshare includes our Marriott Vacation Club International, The Ritz-Carlton Club, Marriott Grand Residence Club and Horizons by Marriott Vacation Club International brands. Timeshare revenues of $1,083 million and $856 million, in 2004 and 2003, respectively, include interval sales, base management fees and cost reimbursements. Including our three joint ventures, contract sales, which represent sales of timeshare intervals before adjustment for percentage of completion accounting, increased 36 percent primarily due to strong demand in South Carolina, Florida, Hawaii, California, St. Thomas and Aruba. The favorable segment results reflect a 17 percent increase in timeshare interval sales and services, higher margins primarily resulting from the use of lower cost marketing channels, and the mix of units sold, partially offset by a lower note sale gain and higher administrative expenses. Our note sale in the second quarter of 2004 resulted in a $27 million gain versus a $32 million gain in the second quarter of 2003. In addition to a lower note sale gain, we adjusted the discount rate used in determining the fair value of our residual interests due to current trends in interest rates, and recorded a $7 million charge in the second quarter of 2004. Additionally, the 2003 results reflected a $2 million loss associated with an interest rate swap agreement. Reported revenue growth trailed contract sales growth because of a higher proportion of sales in joint venture projects and projects with lower average construction completion.

Synthetic Fuel

For the thirty-six weeks ended September 10, 2004, the synthetic fuel operation generated revenue of $198 million and income from continuing operations of $73 million comprised of second and third quarter items: operating losses of $61 million, offset by net earn-out payments received of $28 million, a $2 million tax benefit, tax credits which amounted to $64 million, and minority interest of $29 million reflecting our partner’s share of the operating losses, and first quarter items: equity losses of $28 million, which include net earn-out payments made of $6 million, a tax benefit of $10 million and tax credits which amounted to $29 million.

For the thirty-six weeks ended September 12, 2003, the synthetic fuel operation generated revenue of $224 million and income from continuing operations of $66 million comprised of: operating losses of $104 million, which includes net earn-out payments made of $37 million; minority interest expense of $29 million reflecting our partner’s share of the tax credits, tax benefits, and operating losses; a $37 million tax benefit; and tax credits which amounted to $162 million. The $7 million increase in synthetic fuel results to $73 million from $66 million is primarily due to our sale of a 50 percent interest in the synthetic fuel joint ventures in the third quarter of 2003 and to slightly higher production in 2004. In connection with the sale, a higher percentage (90 percent) of the tax credits was allocated to our joint venture partner in the 2003 third quarter compared to roughly 50 percent in the 2004 third quarter. See Note 12, “Synthetic Fuel” in Part I, Item 1, Notes to Condensed Consolidated Financial Statements, for further information related to our synthetic fuel operations.

General, Administrative and Other Expenses

General, administrative and other expenses increased $49 million in the first three quarters of 2004 to $385 million, reflecting higher administrative expenses in both our lodging and timeshare businesses, primarily associated with increased overhead costs related to the Company’s unit growth and increased development costs associated with our timeshare joint ventures, as well as $3 million of higher litigation expenses, a $6 million reduction in foreign exchange gains, and $10 million of insurance proceeds received in 2003, partially offset by lower deferred compensation expenses.

Gains and Other Income

The following table shows our gains and other income for the thirty-six weeks ended September 10, 2004 and September 12, 2003:

	Thirty-Six Weeks Ended
($ in millions)	September 10, 2004	September 12, 2003
Timeshare note sale gains	$27	$32
Net synthetic fuel earn-out payments received	28	—
Gains on sale of real estate	25	13
Gains on sale of joint ventures	15	9

	$95	$54

Interest Expense

Interest expense decreased $8 million to $69 million primarily due to the repayment of $234 million of senior debt in the fourth quarter of 2003 and other debt reductions, partially offset by lower capitalized interest resulting from fewer projects under construction.

Interest Income and Income Tax

Interest income, before the provision for loan losses increased $20 million (26 percent) to $98 million, reflecting higher loan balances, including the $200 million note, collected in the third quarter of 2004, related to the purchase of our interest in the Two Flags joint venture, and higher interest rates. For the thirty-six weeks ended September 10, 2004, we recognized $8 million of interest income in connection with the $200 million note.

Income from continuing operations before income taxes generated a tax provision of $79 million in the first three quarters of 2004, compared to a tax benefit of $72 million in 2003. The difference is primarily attributable to the impact of our synthetic fuel joint venture, which generated a tax benefit and tax credits of $105 million in 2004, compared to $199 million in 2003, and to higher pre-tax income. In the third quarter of 2003 we sold a 50 percent interest in our synthetic fuel joint ventures and we currently consolidate the joint ventures.

Minority Interest

The principal difference between minority interest for the thirty-six weeks ended September 10, 2004 versus the thirty-six weeks ended September 12, 2003 is related to the change in the ownership structure of the synthetic fuel joint ventures as a result of the sale of 50 percent of our interest in the joint ventures. Due to the purchaser’s put option which expired on November 6, 2003, minority interest for the thirty-six weeks ended September 12, 2003 reflected our partner’s share of the synthetic fuel operating losses and their share of the associated tax benefit along with their share of the tax credits. For the thirty-six weeks ended September 10, 2004, minority interest reflects our partner’s share of the synthetic fuel losses only.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and our Credit Facilities

We are party to two multicurrency revolving credit agreements that provide for aggregate borrowings of $2 billion expiring in 2006 ($1.5 billion expiring in July and $500 million expiring in August), which support our commercial paper program and letters of credit. At September 10, 2004, we had no loans outstanding under the facilities. At September 10, 2004, our cash balances combined with our available borrowing capacity under the credit facilities amounted to approximately $2 billion. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements.

Cash and equivalents totaled $202 million at September 10, 2004, a decrease of $27 million from year-end 2003, primarily reflecting purchases of treasury stock, debt repayments, loan advances and capital expenditures, partially offset by loan collections and sales, cash from dispositions, commercial paper borrowings, and cash provided by operating activities.

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

The following table shows the net operating activity from our timeshare business (which excludes the portion of net income from our timeshare business, as that number is a component of income from continuing operations):

	Thirty-Six Weeks Ended
($ in millions)	September 10, 2004	September 12, 2003
Timeshare development, less cost of sales	$45	$(75)
New timeshare mortgages, net of collections	(291)	(181)
Note sale gains	(27)	(32)
Note sale proceeds	141	130
Financially reportable sales less than closed sales	61	36
Collection on retained interests in notes sold	78	36
Other cash inflows (outflows)	29	(2)

Net cash inflows (outflows) from timeshare activity	$36	$(88)

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

Debt

In the first three quarters of 2004, debt decreased by $80 million from $1,455 million to $1,375 million, due to the second quarter 2004 repurchase of all of our Liquid Yield Option Notes due 2021 (the “Notes”) totaling $62 million, the maturity in the second quarter of 2004 of $46 million of senior notes and other debt reductions of $22 million, partially offset by a $50 million increase in commercial paper borrowings used to finance capital expenditures, share repurchases, and our Notes repurchase.

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

Cendant Joint Venture

On April 1, 2004, Cendant exercised its option to redeem our interest in the Two Flags joint venture, which owns the trademarks and licenses for the Ramada and Days Inn lodging brands in the United States. We recorded a pre-tax gain of approximately $13 million in connection with this transaction in the third quarter of 2004 when we collected our $200 million note receivable and the sale was complete.

For our entire 2003 fiscal year, we earned $24 million from our interest in the Two Flags joint venture, which was reflected as equity in earnings in the income statement. Our equity in earnings attributable to the Two Flags joint venture was $5 million and $17 million for the twelve and thirty-six weeks ended September 12, 2003, respectively, versus $6 million for the thirty-six weeks ended September 10, 2004. For the thirty-six weeks ended September 10, 2004, we recognized $8 million of interest income in connection with the $200 million note, collected in the third quarter of 2004, related to the purchase of our interest in the Two Flags joint venture.

We continue to own the trademarks and licenses for Ramada International outside of the United States, operate and franchise hotels outside of the United States and Canada under the Ramada International brand name, and license the Ramada name in Canada to Cendant. However, subsequent to the third quarter 2004, the Company and Cendant signed a non-binding letter of intent for Cendant to purchase Ramada International, primarily a franchised brand from the Company. Pending approval by regulatory authorities and final negotiation of terms, the transaction is expected to be completed in the fourth quarter of 2004. We do not expect the transaction to have a material impact to the Company.

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

SHARE REPURCHASES

We purchased 12.9 million shares of our Class A Common Stock during the thirty-six weeks ended September 10, 2004 at an average price of $45.71 per share.

CRITICAL ACCOUNTING POLICIES

Certain of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Our accounting policies comply with United States generally accepted accounting principles, although a change in the facts and circumstances of the underlying transactions could significantly change the resulting financial statement impact. We have discussed those policies that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for fiscal year 2003. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

OTHER MATTERS

Our independent auditor, Ernst & Young LLP (E&Y) recently notified the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board and the Audit Committee of our Board of Directors that certain non-audit services E&Y performed in China for a large number of public companies, including Marriott, have raised questions regarding E&Y’s independence in its performance of audit services.

With respect to Marriott, from 2001 through May of 2004, E&Y performed tax calculation and preparation services for Marriott employees located in Beijing (4 to 8 employees during the applicable period), and affiliates of E&Y made payment of the relevant taxes on behalf of Marriott. The payment of those taxes involved handling of Company related funds, which is not permitted under SEC auditor independence rules. These actions by affiliates of E&Y have been discontinued, and both the amount of the taxes and the fees paid to E&Y in connection with these services are de minimis.

The Audit Committee and E&Y discussed E&Y’s independence with respect to the Company in light of the foregoing facts. E&Y informed the Audit Committee that it does not believe that the holding and paying of those funds impaired E&Y’s independence with respect to the Company. The Company, based on its own review, also is not aware of any additional non-audit services that may compromise E&Y’s independence in performing audit services for the Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed since January 2, 2004.

Item 4.    Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no changes in the internal control over financial reporting that occurred during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

PART II – OTHER INFORMATION

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

Legal Proceeding Terminated During the Third Quarter

Strategic Hotel litigation. On August 20, 2002, several direct or indirect subsidiaries of Strategic Hotel Capital, L.L.C. (Strategic) filed suit against us in the Superior Court of Los Angeles County, California in a dispute related to the management, procurement and rebates related to three California hotels that we manage for Strategic. On June 4, 2004 we signed an agreement to resolve the litigation filed by Strategic Hotel Capital, L.L.C. on terms that are not material to the Company. The court formally dismissed the suit on July 12, 2004, after certain necessary third party consents were obtained.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 19, 2004 – July 16, 2004	0.4	$49.50	0.4	24.3
July 17, 2004 – August 13, 2004	3.5	47.34	3.5	20.8
August 14, 2004 – September 10, 2004	1.1	47.34	1.1	19.7

(1)	On April 30, 2004 we announced that our Board of Directors increased by 20 million shares, the authorization to repurchase our common stock for a total outstanding authorization of approximately 25 million shares on that date. That authorization is ongoing and does not have an expiration date.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits

Exhibit No.	Description
10.1	Marriott International, Inc. Executive Officer Deferred Compensation Plan.

10.2	Marriott International, Inc. Executive Officer Incentive Plan and Executive Officer Individual Performance Plan.

10.3	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.

10.4	Form of Non-Employee Director Non-Qualified Stock Option Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.

10.5	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Section 1350 Certifications.

99	Forward-Looking Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.

18th day of October, 2004

/s/ Arne M. Sorenson
Arne M. Sorenson
Executive Vice President and Chief Financial Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President, Financial Information and Risk Management (Principal Accounting Officer)