Form 10-Q
period 2005-03-25
MARRIOTT INTERNATIONAL INC /MD/
filed 2005-05-03
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State of Incorporation)	(I.R.S. Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(301) 380-3000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Class	Shares outstanding at April 15, 2005
Class A Common Stock, $0.01 par value	223,013,474

MARRIOTT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 25, 2005	March 26, 2004
REVENUES
Base management fees	$111	$99
Franchise fees	70	61
Incentive management fees	50	33
Owned, leased, corporate housing and other revenue	167	156
Timeshare interval sales and services	346	318
Cost reimbursements	1,682	1,585
Synthetic fuel	108	—

	2,534	2,252
OPERATING COSTS AND EXPENSES
Owned, leased and corporate housing – direct	145	132
Timeshare – direct	272	252
Reimbursed costs	1,682	1,585
General, administrative and other	124	132
Synthetic fuel	153	—

	2,376	2,101

OPERATING INCOME	158	151

Gains and other income (expense)	(5)	4
Interest expense	(24)	(22)
Interest income	27	26
(Provision for) benefit from loan losses	(11)	3
Equity in losses - Synthetic fuel	—	(28)
- Other	(5)	(2)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	140	132
Provision for income taxes	(5)	(18)

INCOME BEFORE MINORITY INTEREST	135	114
Minority interest	10	—

NET INCOME	$145	$114

EARNINGS PER SHARE – Basic	$0.64	$0.50

EARNINGS PER SHARE – Diluted	$0.61	$0.47

DIVIDENDS DECLARED PER SHARE	$0.085	$0.075

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

($ in millions)

	March 25, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets
Cash and equivalents	$377	$770
Accounts and notes receivable	974	797
Current deferred taxes, net	162	162
Other	220	217

	1,733	1,946

Property and equipment	2,352	2,389
Intangible assets
Goodwill	923	923
Contract acquisition costs	518	513

	1,441	1,436
Equity method investments	239	249
Notes receivable
Loans to equity method investees	418	526
Loans to timeshare owners	369	289
Other notes receivable	373	374

	1,160	1,189
Other long-term receivables	360	326
Deferred taxes, net	421	397
Other	723	736

	$8,429	$8,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$489	$489
Accounts payable	589	570
Accrued payroll and benefits	392	508
Self-insurance reserves	77	71
Other payables and accruals	394	416
Liability for guest loyalty program	303	302

	2,244	2,356
Long-term debt	835	836
Self-insurance reserves	157	163
Liability for guest loyalty program	676	640
Other long-term liabilities	572	580
Minority interest	13	12
Shareholders’ equity
Class A common stock	3	3
Additional paid-in capital	3,479	3,423
Retained earnings	2,055	1,951
Deferred compensation	(182)	(108)
Treasury stock, at cost	(1,430)	(1,197)
Accumulated other comprehensive income	7	9

	3,932	4,081

	$8,429	$8,668

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

(Unaudited)

	Twelve Weeks Ended
	March 25, 2005	March 26, 2004
OPERATING ACTIVITIES
Net income	$145	$114
Adjustments to reconcile to cash used in operating activities:
Depreciation and amortization	37	39
Minority interest in results of synthetic fuel operation	(10)	—
Income taxes	(23)	(11)
Timeshare activity, net	(88)	(47)
Other	14	(11)
Working capital changes	(136)	(101)

Net cash used in operating activities	(61)	(17)

INVESTING ACTIVITIES
Capital expenditures	(35)	(31)
Dispositions	15	4
Loan advances	(16)	(25)
Loan collections and sales	9	97
Other	(10)	(21)

Net cash (used in) provided by investing activities	(37)	24

FINANCING ACTIVITIES
Commercial paper, net	—	290
Issuance of long-term debt	4	2
Repayment of long-term debt	(5)	(35)
Issuance of Class A common stock	51	17
Dividends paid	(19)	(17)
Purchase of treasury stock	(320)	(297)
Earn-outs received, net	(6)	7

Net cash used in financing activities	(295)	(33)

DECREASE IN CASH AND EQUIVALENTS	(393)	(26)
CASH AND EQUIVALENTS, beginning of period	770	229

CASH AND EQUIVALENTS, end of period	$377	$203

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements present the results of operations, financial position and cash flows of Marriott International, Inc. (together with its subsidiaries, we, us or the Company).

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles. We believe the disclosures made are adequate to make the information presented not misleading. You should, however, read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Certain terms not otherwise defined in this quarterly report have the meanings specified in that Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates. We have reclassified certain prior year amounts to conform to our 2005 presentation.

In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 25, 2005 and December 31, 2004, and the results of our operations and cash flows for the twelve weeks ended March 25, 2005 and March 26, 2004. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

2.	Earnings Per Share

The table below illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	Twelve Weeks Ended
(in millions, except per share amounts)	March 25, 2005	March 26, 2004
Computation of Basic Earnings Per Share

Net income	$145	$114
Weighted average shares outstanding	225.5	229.6

Basic earnings per share	$0.64	$0.50

Computation of Diluted Earnings Per Share

Net income	$145	$114

Weighted average shares outstanding	225.5	229.6
Effect of dilutive securities
Employee stock option plans	9.7	7.7
Deferred stock incentive plans	3.7	4.3
Restricted stock units	0.7	0.4
Convertible debt	—	0.9

Shares for diluted earnings per share	239.6	242.9

Diluted earnings per share	$0.61	$0.47

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period.

In accordance with Financial Accounting Standards (“FAS”) No. 128, “Earnings per Share,” we did not include the following stock options in our calculations of diluted earnings per share because the option exercise prices were greater than the average market prices for our Class A Common Stock for the applicable periods:

(a)	for the twelve week period ended March 26, 2004, 6.2 million options; and

(b)	for the twelve week period ended March 25, 2005, 0.4 million options.

3.	Share-Based Compensation

We have several share-based employee compensation plans that we account for using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we do not reflect share-based employee compensation cost in net income for our Stock Option Program, the Supplemental Executive Stock Option awards or the Employee Stock Purchase Plan.

The following table shows share-based employee compensation costs we recognized in the twelve weeks ended March 25, 2005 and March 26, 2004, and our deferred compensation balance at March 25, 2005 and December 31, 2004.

	Reported Share-Based Compensation, Net of Tax
	Twelve Weeks Ended
($ in millions)	March 25, 2005	March 26, 2004
Deferred share grants	$1	$1
Restricted share grants	—	1
Restricted stock units	7	5

	$8	$7

	Deferred Compensation Balance
($ in millions)	March 25, 2005	December 31, 2004
Deferred share grants	$12	$14
Restricted share grants	10	10
Restricted stock units	160	84

	$182	$108

During the first quarter of 2005, we granted approximately 1.4 million units (each representing one share of our Class A common stock) under the restricted stock unit program.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” to share-based employee compensation. We have included the impact of measured but unrecognized compensation cost and excess tax benefits credited to additional paid-in-capital in the calculation of the diluted pro forma shares for all periods presented. In addition, we have included the estimated impact of reimbursements from third parties.

	Twelve Weeks Ended
($ in millions, except per share amounts)	March 25, 2005	March 26, 2004
Net income, as reported	$145	$114
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	8	7
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects and estimated reimbursed costs	(14)	(13)

Pro forma net income	$139	$108

Earnings per share:
Basic – as reported	$0.64	$0.50

Basic – pro forma	$0.62	$0.47

Diluted – as reported	$0.61	$0.47

Diluted – pro forma	$0.58	$0.44

4.	Comprehensive Income and Capital Structure

Our total comprehensive income was $143 million and $120 million for the twelve weeks ended March 25, 2005 and March 26, 2004, respectively.

For the twelve weeks ended March 25, 2005, approximately 1.8 million shares of our Class A Common Stock were issued as a result of exercised options. In addition, during the 2005 first quarter we repurchased approximately 5.2 million shares of our Class A Common Stock at a cost of $328 million.

5.	Business Segments

We are a diversified hospitality company with operations in five business segments:

•	Full-Service Lodging, which includes Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts and Bulgari Hotels & Resorts;

•	Select-Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites;

•	Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites, Marriott ExecuStay and Marriott Executive Apartments;

•	Timeshare, which includes the development, marketing, operation and ownership of timeshare properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Marriott Grand Residence Club and Horizons by Marriott Vacation Club International brands; and

•	Synthetic Fuel, which includes our interest in the operation of coal-based synthetic fuel production facilities.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest income, provision for loan losses, and interest expense. With the exception of the Synthetic Fuel segment, we do not allocate income taxes to our segments. The synthetic fuel operation generated a tax benefit and credits of $62 million and $39 million for the twelve weeks ended March 25, 2005 and March 26, 2004, respectively. As timeshare note sales are an integral part of the timeshare business we include timeshare note sale gains in our Timeshare segment results, and we allocate other gains as well as equity in earnings (losses) from our joint ventures and divisional general, administrative and other expenses to each of our segments.

Our tax provision of $5 million in 2005 includes a tax provision of $67 million before the impact of the Synthetic Fuel segment, partially offset by a $15 million tax benefit associated with the Synthetic Fuel segment losses and $47 million of synthetic fuel tax credits. Our tax provision of $18 million in 2004 includes a tax provision of $57 million before the impact of the Synthetic Fuel segment, partially offset by a $10 million tax benefit associated with the Synthetic Fuel segment losses and $29 million of synthetic fuel tax credits.

We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels and the regulatory business environment of the brands and operations within each segment.

	Twelve Weeks Ended
($ in millions)	March 25, 2005	March 26, 2004
Revenues
Full-Service	$1,629	$1,505
Select-Service	272	247
Extended-Stay	126	115
Timeshare	399	385

Total Lodging	2,426	2,252
Synthetic Fuel	108	—

	$2,534	$2,252

	Twelve Weeks Ended
($ in millions)	March 25, 2005	March 26, 2004
Net Income
Full-Service	$116	$100
Select-Service	33	23
Extended-Stay	16	10
Timeshare	63	50

Total Lodging financial results	228	183
Synthetic Fuel (after-tax)	18	11
Unallocated corporate expenses	(26)	(30)
Interest income, provision for loan losses and interest expense	(8)	7
Income taxes (excluding Synthetic Fuel)	(67)	(57)

	$145	$114

	Twelve Weeks Ended
($ in millions)	March 25, 2005	March 26, 2004
Equity in Earnings (Losses) of Equity Method Investees
Full-Service	$2	$6
Select-Service	(5)	(6)
Timeshare	(2)	(3)
Synthetic Fuel	—	(28)
Corporate	—	1

	$(5)	$(30)

6.	Contingencies

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at March 25, 2005, are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Future Fundings at March 25, 2005
Debt service	$216	$13
Operating profit	262	8
Project completion	56	—
Other	44	4

Total guarantees where Marriott International is the primary obligor	$578	$25

Our guarantees of $578 million listed above include $81 million for guarantees that will not be in effect until the underlying hotels open and we begin to manage the properties. The $81 million of guarantees not in effect is comprised of $62 million of operating profit guarantees and $19 million of debt service guarantees. Guarantee fundings to lenders and hotel owners are generally recoverable as loans and are generally repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels.

In addition to the guarantees noted above, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

The guarantees of $578 million in the table above do not include $349 million related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”) is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business at the end of the first quarter of 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

The guarantees of $578 million in the table above also do not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $46 million and total remaining rent payments through the initial term plus available extensions of approximately $1.50 billion. We are also secondarily obligated for real estate taxes and other charges associated with the leases. Third parties have severally indemnified us for all payments we may be required to make in connection with these obligations. Since we assumed the guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

Commitments and Letters of Credit

In addition to the guarantees noted above, as of March 25, 2005, we had extended approximately $81 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $12 million by December 30, 2005, and $13 million over the following year. We do not expect to fund the remaining $56 million of commitments, which expire as follows: $54 million in one to three years; and $2 million after five years. At March 25, 2005, we also have commitments to invest $37 million of equity for a minority interest in two partnerships that plan to purchase both full-service and select-service hotels in the United States.

At March 25, 2005, we also had $93 million of letters of credit outstanding on our behalf, the majority of which are related to our self-insurance programs. Surety bonds issued on our behalf as of March 25, 2005, totaled $504 million, the majority of which were requested by federal, state or local governments related to our timeshare and lodging operations and self-insurance programs.

We announced in the first quarter of 2005 that we had signed an agreement with Whitbread PLC to establish a 50/50 joint venture to acquire Whitbread’s portfolio of 46 franchised Marriott and Renaissance hotels of over 8,000 rooms, and for us to take over management of the entire portfolio of hotels upon the transfer of the hotels to the new joint venture. The joint venture expects to sell properties to investors over the next two years subject to long-term management agreements with us. The transaction is subject to Whitbread shareholder approval, which occurred on April 22, 2005, and other conditions. Closing is expected to occur in May 2005, although we cannot assure you that the transaction will be completed.

We expect to contribute to the joint venture £90 million (approximately $168 million) in the second quarter of 2005 for a 50 percent stake in the joint venture. Whitbread will contribute its interest in the 46 hotels, the joint venture will place £660 million (approximately $1,234 million) of debt, and Whitbread will receive £710 million (approximately $1,328 million) and the other 50 percent stake in the venture. As the joint venture sells the hotels, our interest in the joint venture will be redeemed.

Litigation and Arbitration

CTF/HPI arbitration and litigation. On April 8, 2002, we initiated an arbitration proceeding against CTF Hotel Holdings, Inc. and its affiliate, Hotel Property Investments (B.V.I.) Ltd. (“HPI”), in connection with a dispute over procurement and other issues for certain Renaissance hotels and resorts that we manage for CTF Hotel Holdings, Inc. and HPI. On April 12, 2002, CTF Hotel Holdings, Inc. filed a lawsuit in U.S. District Court in Delaware against us and Avendra LLC, alleging that, in connection with procurement at 20 of those hotels, we engaged in improper acts of self-dealing, and claiming breach of fiduciary, contractual and other duties; fraud; misrepresentation; and violations of the RICO and the Robinson-Patman Acts. CTF Hotel Holdings, Inc. seeks various remedies, including a stay of the arbitration proceedings against CTF Hotel Holdings, Inc. and unspecified actual, treble and punitive damages. The district court enjoined the arbitration with respect to CTF Hotel Holdings, Inc., but granted our request to stay the court proceedings pending the resolution of the arbitration with respect to HPI. Both parties have appealed that ruling. The arbitration panel hearing on the matter began on April 6, 2004, and concluded on June 11, 2004. Briefing has been concluded.

In a decision dated August 23, 2004, a panel of the Third Circuit affirmed the district court’s stay of the arbitration as to CTF Hotel Holdings, Inc. but reversed the district court’s stay of the trial. On September 7, 2004, we filed with the Third Circuit a petition for rehearing en banc in which we asked the court to reconsider its decision vacating the stay of the trial. The petition was denied on September 24, 2004. No scheduling order has been entered by the district court.

Subsequent to the end of the 2005 first quarter, we signed a purchase and sale agreement with CTF Holdings Ltd., the indirect parent company of CTF Hotel Holdings, Inc. As part of that transaction, we and CTF Holdings Ltd. and its subsidiaries agreed to dismiss all litigation pending between us, including litigation and arbitration involving CTF Hotel Holdings, Inc. and its affiliates described above. See Footnote No. 7, “Subsequent Events” for additional information.

Synthetic Fuel

The tax credits available under Section 29 of the Internal Revenue Code for the production and sale of synthetic fuels were established by Congress to encourage the development of alternative domestic energy sources. Congress deemed that the incentives provided by Section 29 credits would not be necessary if the price of oil increased beyond certain thresholds as prices would then provide a more natural market for these alternative fuels. As a result, the tax credits available under Section 29 for the production and sale of synthetic fuel in any given calendar year are phased-out if the Reference Price of a barrel of oil for that year falls within a specified, inflation-adjusted price range. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and is determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. In 2003 and 2004, the Reference Price was roughly $3.43 and $4.72 lower, respectively, than the average price for those years of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil. The price range within which the credit is phased-out was set in 1980 and is adjusted annually for inflation. In 2004, the Reference Price phase-out range was $51.35 to $64.47. Because the Reference Price of a barrel of oil for 2004 was below that range, at $36.75, there was no reduction of the tax credits available for synthetic fuel produced and sold in 2004. We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2005 or future years exceeds the applicable phase-out threshold for those years, the tax credits generated by our synthetic fuel facilities in those years could be reduced or eliminated and we could be required to reimburse our joint venture partner for excess earn-out payments and capital contributions received with respect to those years, which would have a negative impact on our financial statements.

In July 2004, Internal Revenue Service (“IRS”) field auditors challenged the placed-in-service dates of three of our four synthetic fuel facilities. One of the conditions to qualify for tax credits under Section 29 of the Internal Revenue Code is that the production facility must have been placed in service before July 1, 1998. We strongly believe that all the facilities meet the placed-in-service requirement. Although we are engaged in discussions with the IRS and are confident this issue will be resolved in our favor and not result in a material charge to us, we cannot assure you as to the outcome of this matter. If this issue is ultimately resolved against us, we could be prevented from realizing projected future tax credits and have to reverse previously utilized credits, requiring payment of substantial additional taxes. Since acquiring the plants, we have recognized approximately $482 million of tax credits from all four plants through March 25, 2005. The tax credits recognized through March 25, 2005, associated with the three facilities in question totaled approximately $376 million.

7.	Subsequent Events

Courtyard Joint Venture

Subsequent to the end of the 2005 first quarter, Sarofim Realty Advisors, on behalf of an institutional investor, completed the acquisition of a 75 percent interest in the Courtyard Joint Venture, and we signed a new long-term management agreement with the joint venture. The transaction will result in an accelerating pace of reinventions and upgrades at the joint venture’s hotels.

As of the end of the 2005 first quarter, we and Host Marriott owned equal shares in the 120-property joint venture. With the addition of the new equity, our interest in the joint venture has declined to approximately 21 percent and Host Marriott’s interest has declined to less than 4 percent. As part of the completed transaction, our mezzanine loan to the joint venture (including accrued interest) totaling approximately $269 million has been repaid. We are making available to the joint venture a seven year subordinated loan of up to $129 million, primarily to fund renovation costs in 2005 and 2006 for the remaining hotels in the portfolio.

FAS No. 123 (revised 2004), “Share-Based Payment”

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to

Employees,” and amends FAS No. 95, “Statement of Cash Flows.” Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. On April 14, 2005, subsequent to the end of our 2005 first quarter, the Securities and Exchange Commission adopted a new rule that allows companies to implement FAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We will adopt FAS No. 123R at the beginning of our 2006 fiscal year. We estimate the adoption of FAS No. 123R, using the modified prospective method, will result in incremental pre-tax expense in fiscal year 2006 of approximately $25 million, based on our current share-based payment compensation plans.

Pending Transaction With CTF Holdings Ltd.

Subsequent to the end of the 2005 first quarter, we signed a purchase and sale agreement with CTF Holdings Ltd. (“CTF”) to purchase 32 properties from CTF for an aggregate price of $1,452 million. All of the properties are operated by us or our subsidiaries and include 29 Renaissance Hotels & Resorts brand properties and three Courtyard brand properties. The agreement permits us to designate substitute purchasers at closing. Sunstone Hotel Investors, Inc. (“Sunstone”) and Walton Street Capital, L.L.C. (“Walton Street”) signed separate agreements with us to be substitute purchasers and acquire 13 hotels and certain joint venture interests from CTF for approximately $1 billion at the transaction’s closing. Sunstone will purchase five hotels and one joint venture interest for $419 million. Walton Street will purchase eight hotels for $578 million. We will purchase the remaining 19 hotels and one joint venture interest for approximately $455 million.

As part of this transaction, Walton Street agreed to purchase our minority interest in one CTF hotel for approximately $12 million. Walton Street and Sunstone have also agreed to invest a combined $68 million to further upgrade the 13 hotels they will acquire and enter into new long-term management agreements with us.

As part of the transaction, we and CTF have agreed to dismiss all litigation currently pending between us, including litigation and arbitration involving CTF and its affiliates described under Footnote No. 6, “Contingencies.”

We expect to sell 13 of the hotels we purchase in this transaction to third-party owners. The remaining six hotels are operated under leases, five of which expire by 2012.

In addition to the transactions outlined above, we and CTF have agreed to modify management agreements on 29 CTF-leased hotels, 28 located in Europe and one hotel located in the United States. We became secondarily liable for annual rent payments for these hotels when we acquired the Renaissance Hotel Group N.V. in 1997.

We will continue to manage 16 of these hotels under new long-term management agreements. CTF has agreed to place approximately $95 million in trust accounts to cover possible shortfalls in cash flow necessary to meet rent payments under these leases. In turn, we have agreed to release CTF affiliates from their guarantees in connection with these leases. Once the transaction is complete, our financial statements will reflect us as lessee on these hotels with minimum annual payments of approximately $48 million.

For the remaining 13 European leased hotels, CTF will be permitted to terminate management agreements with us as CTF obtains releases from landlords of our back-up guarantees. Pending completion of the CTF-landlord agreements, we will continue to manage these hotels under short-term management agreements and will remain secondarily liable under these leases. CTF will make available €35 million ($46 million) in cash collateral in the event we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liabilities will decline.

We will continue to manage three hotels in the United Kingdom under amended management agreements with CTF-affiliated companies. We will also continue to manage 14 properties in Asia on behalf of New World Development Company Limited and its affiliates. CTF’s principals are officers, directors and stockholders of New World Development Company Limited. The owners of the UK and Asian hotels have agreed to invest $17 million to renovate those properties.

We expect to record a $91 million one-time, non-cash write-off in the second quarter of 2005 primarily associated with the termination of the existing management agreements. We will enter into new, long-term management agreements with Walton Street and Sunstone at the closing of the transactions, which are expected to occur by June 30, 2005. The new management agreements will be longer and more valuable than the existing agreements, but because the existing agreements will be terminated, accounting rules require us to record the charge.

Completion of these transactions is subject to certain conditions, as well as a variety of consents from owners of certain leased properties and debt that encumbers certain of the hotels. There can be no assurance that all of the necessary conditions will be met or consents obtained. If CTF meets all of its conditions to close and we fail to close the transaction, we are subject to paying a $45 million breakup fee. Similarly, if Sunstone and Walton Street fail to close their transactions under the same circumstances, they are subject to comparable breakup fees.

Synthetic Fuel

On April 29, 2005, we entered into an amendment agreement with our synthetic fuel partner. This amendment extends until June 30, 2005, the period in which our partner has the right to elect to have its approximately 50 percent ownership interest in the three synthetic fuel facilities that are subject to the IRS’s placed-in-service challenge redeemed. Our joint venture partner has the right to have us redeem its ownership interest in those three facilities because the IRS’s placed-in-service challenge remained outstanding as of March 31, 2005. Until our partner exercises this right, our partner will be allocated 1 percent of the tax credits from those three facilities. If our partner does not exercise the right to return its ownership interest in those three facilities to us by June 30, 2005, our partner’s share of the tax credits from those facilities will return to approximately 50 percent effective June 1, 2005.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business and Overview,” “Liquidity and Capital Resources” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions.

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

Any one or more of these factors could limit or reduce the demand, and therefore the prices we are able to obtain, for hotel rooms, timeshare units and corporate apartments, or could increase our costs, and therefore reduce the profits of our businesses. In addition, reduced demand for hotels could also give rise to losses under loans, guarantees and minority equity investments that we have made in connection with hotels that we manage.

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

Increasing use of third-party internet reservation services may adversely impact our revenues. Some of our hotel rooms are booked through internet travel intermediaries serving both the leisure, and increasingly, the corporate travel sectors. While Marriott’s Look No Further Best Rate Guarantee has greatly reduced the ability of these internet travel intermediaries to undercut the published rates of Marriott hotels, these internet travel intermediaries continue their attempts to commoditize hotel rooms, by aggressively marketing to price-sensitive travelers and corporate accounts and increasing the importance of general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their travel services rather than to our lodging brands. Although we expect to continue to maintain and even increase the strength of our brands in the online marketplace, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be harmed.

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

Operating risks at our synthetic fuel operations could reduce the tax benefits generated by those facilities. The Company owns an interest in four synthetic fuel production facilities. Section 29 of the Internal Revenue Code provides tax credits for the production and sale of synthetic fuels produced from coal through 2007. Although the Company’s synthetic fuel facilities incur significant losses, those losses are more than offset by the tax credits generated under Section 29, which reduce the Company’s income tax expense. Problems related to supply, production and demand at any of the synthetic fuel facilities, the power plants and other end users that buy synthetic fuel from the facilities, or the coal mines from which the facilities buy coal could diminish the productivity of our synthetic fuel operations and adversely impact the ability of those operations to generate tax credits. In addition, if the Company’s businesses do not generate sufficient profits, we might suffer losses associated with generating tax credits that we were unable to utilize.

An adverse decision by the IRS with respect to the placed-in-service date of three of our synthetic fuel facilities could increase our tax liabilities. In July 2004, IRS field auditors challenged the placed-in-service dates of three of our four synthetic fuel facilities. One of the conditions to qualify for tax credits under Section 29 of the Internal Revenue Code is that the production facility must have been placed in service before July 1, 1998. If this issue is ultimately resolved against us, we could be prevented from realizing projected future tax credits and have to reverse previously utilized credits, requiring payment of substantial additional taxes. Since acquiring the plants, we have recognized approximately $482 million of tax credits from all four plants through March 25, 2005. The tax credits recognized through March 25, 2005, associated with the three facilities in question totaled approximately $376 million.

High oil prices in 2005 and beyond could reduce or eliminate the tax credits generated by our synthetic fuel facilities. The tax credits available under Section 29 of the Internal Revenue Code for the production and sale of synthetic fuel produced in any given year are phased out if the Reference Price of a barrel of oil for that year falls within a specified, inflation-adjusted price range. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and is determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. In 2003 and 2004, the Reference Price was roughly $3.43 and $4.72 lower, respectively, than the average price for those years of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil for those years. The price range within which the credit is phased-out was set in 1980 and is adjusted annually for inflation. In 2004, the phase-out range was $51.35 to $64.47. Because the Reference Price of a barrel of oil for 2004 was below that range, at $36.75, there was no reduction of the tax credits available for synthetic fuel produced and sold in 2004. We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2005 or future years exceeds the applicable phase-out threshold for those years, the tax credits generated by our synthetic fuel facilities in those years could be reduced or eliminated and we could be required to reimburse our joint venture partner for excess earn-out payments and capital contributions received with respect to those years, which would have a negative impact on our financial statements.

BUSINESS AND OVERVIEW

The favorable momentum that we saw building in 2004 has continued into 2005. Demand for our properties is strong in most markets around the world. Comparable RevPAR for our worldwide systemwide properties increased 8.8 percent since the year ago quarter, driven principally by rate increases, but also by occupancy improvements. Demand associated with business travel continues to improve and leisure demand remains strong. The combination of low airfares and the weak dollar contributed to strong international travel to the United States. Resorts in the Caribbean, Mexico, and the Middle East were also popular with vacationers from around the world, and demand in China remained strong.

We currently have more than 55,000 rooms in our development pipeline and expect to add 25,000 to 30,000 hotel rooms and timeshare units to our system in 2005. During the first quarter, over 35 percent of the rooms added to our system were conversions from competitor brands.

Our brands are strong because of our superior customer service with an emphasis on guest satisfaction, the location and quality of our products, popular Marriott Rewards loyalty program, an information-rich and easy-to-use web site, and desired amenities including meeting and banquet facilities, fitness centers, award wining restaurants, and high speed and wireless internet access.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks ended March 25, 2005 as compared to the twelve weeks ended March 26, 2004.

Revenues

Revenues increased 13 percent to $2,534 million in 2005 from $2,252 million in 2004, primarily reflecting higher fees resulting from strong demand for hotel rooms reflected in year-over-year RevPAR increases driven by rate increases as well as occupancy improvement and unit expansion. Also favorably impacting revenue were higher financially reportable development revenue associated with our timeshare operations and the accounting impact associated with the consolidation of our synthetic fuel operations in 2005 versus accounting for the synthetic fuel operations using the equity method of accounting in the year ago quarter.

Reflected in the 13 percent increase in total revenue is $97 million of increased cost reimbursements revenue, to $1,682 million in the 2005 first quarter from $1,585 million in the year ago quarter. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relate, predominantly, to payroll costs at managed properties where we are the employer. As cost reimbursements revenue is paid to us based upon the costs incurred with no added mark-up, this revenue and related reimbursed costs expense have no impact on either our operating income or net income.

Operating Income

Operating income increased $7 million to $158 million in 2005 from $151 million in 2004. The increase is primarily due to higher fees, stronger timeshare results reflecting strong demand and improved margins, and lower general and administrative expenses, partially offset by the impact of the change in the method of accounting for our synthetic fuel operations. Operating income for 2005 includes a synthetic fuel operating loss of $45 million versus no operating income or loss in the prior year quarter. For additional information, see our “Synthetic Fuel” segment discussion which follows. General, administrative and other expenses decreased $8 million in the first quarter of 2005 to $124 million, primarily due to lower litigation expenses in 2005.

Gains and Other Income

The table below shows our gains and other income for the twelve weeks ended March 25, 2005 and March 26, 2004:

	Twelve Weeks Ended
($ in millions)	March 25, 2005	March 26, 2004
Synthetic fuel earn-out payments made, net	$(9)	$—
Gains on sales of real estate	4	4

	$(5)	$4

Net synthetic fuel earn-out payments made of $5 million for the 2004 first quarter were a component of synthetic fuel equity losses.

Interest Expense

Interest expense increased $2 million (9 percent) to $24 million primarily due to higher interest associated with the Marriott Rewards program.

Interest Income, Provision for Loan Losses and Income Tax

Interest income increased $1 million (4 percent) to $27 million, reflecting higher cash balances, partially offset by the impact of loans repaid to us in 2004.

Provision for loan losses increased $14 million to $11 million from a prior year benefit of $3 million reflecting an $11 million charge in the current year associated with one property and a $3 million reversal in the prior year associated with a loan previously deemed uncollectible.

Income before income taxes and minority interest generated a tax provision of $5 million in the first quarter of 2005, compared to a tax provision of $18 million in the first quarter of 2004. The difference is attributable to the impact of our synthetic fuel joint ventures, which generated a tax benefit and tax credits of $62 million in 2005, compared to $39 million in 2004, partially offset by $10 million of higher taxes attributable to higher pre-tax income in 2005 associated with our other activities.

Our tax provision of $5 million in 2005 includes a tax provision of $67 million before the impact of the Synthetic Fuel segment, partially offset by a $15 million tax benefit associated with the Synthetic Fuel segment losses and $47 million of synthetic fuel tax credits. Our tax provision of $18 million in 2004 includes a tax provision of $57 million before the impact of the Synthetic Fuel segment, partially offset by a $10 million tax benefit associated with the Synthetic Fuel segment losses and $29 million of synthetic fuel tax credits.

Minority Interest

Minority interest increased from zero in the first quarter of 2004 to a benefit of $10 million in the first quarter of 2005, as a result of the impact of a change in the method of accounting for our synthetic fuel operations. For additional information, see our “Synthetic Fuel” segment discussion which follows.

Net Income

Net income increased 27 percent to $145 million in 2005, and diluted earnings per share increased 30 percent to $0.61. The favorable results were primarily driven by higher fees, strong Timeshare results, strong Synthetic Fuel segment results (including tax credits) and lower general and administrative expenses. These favorable impacts were partially offset by an increase in our loan loss provision related to one property and higher income taxes associated with our non-synthetic fuel activities, reflecting higher pre-tax income.

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

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest income, provision for loan losses, and interest expense. With the exception of the Synthetic Fuel segment, we do not allocate income taxes to our segments. As timeshare note sales are an integral part of the timeshare business we include timeshare note sale gains in our Timeshare segment results, and we allocate other gains as well as equity in earnings (losses) from our joint ventures and divisional general, administrative and other expenses to each of our segments.

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

Revenues	Twelve Weeks Ended
($ in millions)	March 25, 2005	March 26, 2004
Full-Service	$1,629	$1,505
Select-Service	272	247
Extended-Stay	126	115
Timeshare	399	385

Total Lodging	2,426	2,252
Synthetic Fuel	108	—

	$2,534	$2,252

Net Income	Twelve Weeks Ended
($ in millions)	March 25, 2005	March 26, 2004
Full-Service	$116	$100
Select-Service	33	23
Extended-Stay	16	10
Timeshare	63	50

Total Lodging financial results	228	183
Synthetic Fuel (after-tax)	18	11
Unallocated corporate expenses	(26)	(30)
Interest income, provision for loan losses and interest expense	(8)	7
Income taxes (excluding Synthetic Fuel)	(67)	(57)

	$145	$114

Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported financial results of $228 million in the first quarter of 2005, compared to $183 million in the first quarter of 2004 and revenues of $2,426 million in the first quarter of 2005, an 8 percent increase from revenues of $2,252 million in the first quarter of 2004. The results reflect a $38 million increase (20 percent) in base, franchise and incentive fees, from $193 million in the first quarter of 2004 to $231 million in the first quarter of 2005, and favorable Timeshare segment results. The increase in base and franchise fees was driven by higher RevPAR for comparable rooms, resulting from both domestic and international rate increases as well as occupancy improvements and new unit growth.

We have added 155 properties (24,183 rooms) and deflagged 50 properties (7,777 rooms) since the end of the first quarter of 2004. Most of the deflagged properties were Fairfield Inns. In addition, 210 properties (28,081 rooms) exited our system as a result of the sale of our Ramada International Hotels & Resorts franchised brand in the fourth quarter of 2004. Systemwide RevPAR for comparable North American properties increased 8.4 percent, and RevPAR for our comparable North American company-operated properties increased 8.0 percent. Systemwide RevPAR for comparable international properties, including Ritz-Carlton, increased 11.4 percent, and RevPAR for comparable international company-operated properties including Ritz-Carlton increased 14.9 percent. Incentive management fees increased $17 million (52 percent) during the quarter, reflecting the impact of increased business at properties throughout North America and increased international travel both driving strong property level profits. The increase also reflects recognition in the 2005 first quarter of $8 million of incentive fees that were calculated based on prior period earnings, but not earned and due until the 2005 first quarter. Worldwide RevPAR for comparable company-operated properties increased 9.2 percent while worldwide RevPAR for comparable systemwide properties increased 8.8 percent. In addition, worldwide company-operated property level house profit margins increased 130 basis points.

Summary of Properties by Brand. We opened 27 lodging properties (4,525 rooms) during the first quarter of 2005, while 11 hotels (1,466 rooms) exited the system, increasing our total properties to 2,648 (484,904 rooms). The table below shows properties by brand as of March 25, 2005 (excluding 1,978 rental units relating to Marriott ExecuStay):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging
Marriott Hotels & Resorts	222	99,034	221	61,261
Marriott Conference Centers	14	3,577	—	—
JW Marriott Hotels & Resorts	31	14,408	4	1,205
The Ritz-Carlton	57	18,598	—	—
Renaissance Hotels & Resorts	89	33,976	46	14,245
Ramada International	4	726	—	—
Bulgari Hotel & Resort	1	58	—	—
Select-Service Lodging
Courtyard	302	48,019	361	47,410
Fairfield Inn	2	855	515	46,985
SpringHill Suites	23	3,597	103	11,047
Extended-Stay Lodging
Residence Inn	132	17,791	337	37,979
TownePlace Suites	34	3,661	83	8,155
Marriott Executive Apartments	14	2,486	1	99
Timeshare
Marriott Vacation Club International	44	8,895	—	—
The Ritz-Carlton Club	4	261	—	—
Marriott Grand Residence Club	2	248	—	—
Horizons by Marriott Vacation Club International	2	328	—	—

Total	977	256,518	1,671	228,386

Revenue per Available Room (“RevPAR”)

We consider RevPAR to be a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. We calculate RevPAR by dividing room sales for comparable properties by room nights available to guests for the period. RevPAR may not be comparable to similarly titled measures, such as revenues.

The following table shows occupancy, average daily rate and RevPAR for each of our comparable principal established brands. We have not presented statistics for company-operated North American Fairfield Inn and SpringHill Suites properties here because we operate only a limited number of properties, as both these brands are predominantly franchised and such information would not be meaningful for those brands (identified as “nm” in the following table). Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties.

For North American properties the occupancy, average daily rate and RevPAR statistics used throughout this report for the twelve weeks ended March 25, 2005, include the period from January 1, 2005 through March 25, 2005, while the twelve weeks ended March 26, 2004, include the period from January 3, 2004 through March 26, 2004 (except, in each case, for The Ritz-Carlton, which includes only January and February).

	Comparable Company-Operated North American Properties				Comparable Systemwide North American Properties
	Twelve Weeks Ended March 25, 2005	Change vs. 2004			Twelve Weeks Ended March 25, 2005	Change vs. 2004
Marriott Hotels & Resorts (1)
Occupancy	69.9%	0.1%	pts	.	68.3%	0.4%	pts	.
Average Daily Rate	$156.66	6.0%			$145.96	5.8%
RevPAR	$109.44	6.1%			$99.66	6.4%
The Ritz-Carlton (2)
Occupancy	67.1%	0.3%	pts	.	67.1%	0.3%	pts	.
Average Daily Rate	$305.53	13.1%			$305.53	13.1%
RevPAR	$204.87	13.5%			$204.87	13.5%
Renaissance Hotels & Resorts
Occupancy	69.4%	3.1%	pts	.	67.8%	2.6%	pts	.
Average Daily Rate	$146.29	5.5%			$139.02	6.3%
RevPAR	$101.47	10.4%			$94.30	10.6%
Composite – Full-Service (3)
Occupancy	69.6%	0.6%	pts	.	68.2%	0.7%	pts	.
Average Daily Rate	$164.62	6.6%			$152.05	6.3%
RevPAR	$114.56	7.4%			$103.63	7.5%
Residence Inn
Occupancy	76.7%	2.7%	pts	.	76.0%	1.9%	pts	.
Average Daily Rate	$105.63	6.1%			$103.26	6.2%
RevPAR	$80.96	10.0%			$78.45	9.0%
Courtyard
Occupancy	67.9%	-0.7%	pts	.	68.5%	0.3%	pts	.
Average Daily Rate	$106.57	9.7%			$104.36	7.9%
RevPAR	$72.37	8.7%			$71.51	8.4%
Fairfield Inn
Occupancy	nm	nm			63.4%	1.8%	pts	.
Average Daily Rate	nm	nm			$71.87	7.7%
RevPAR	nm	nm			$45.53	10.9%
TownePlace Suites
Occupancy	70.4%	-0.3%	pts	.	71.0%	1.5%	pts	.
Average Daily Rate	$68.48	7.0%			$71.03	9.3%
RevPAR	$48.21	6.6%			$50.46	11.7%
SpringHill Suites
Occupancy	nm	nm			69.7%	3.5%	pts	.
Average Daily Rate	nm	nm			$90.36	8.6%
RevPAR	nm	nm			$62.94	14.4%
Composite – Select-Service & Extended-Stay (4)
Occupancy	70.5%	0.7%	pts	.	69.5%	1.4%	pts	.
Average Daily Rate	$103.28	8.4%			$94.61	7.3%
RevPAR	$72.79	9.5%			$65.79	9.5%
Composite – All (5)
Occupancy	69.9%	0.6%	pts	.	69.0%	1.1%	pts	.
Average Daily Rate	$140.64	7.1%			$118.65	6.7%
RevPAR	$98.35	8.0%			$81.81	8.4%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.

(2)	Statistics for The Ritz-Carlton are for January through February.

(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.

(4)	Select-Service and Extended-Stay composite statistics include properties for the Courtyard, Residence Inn, TownePlace Suites,

Fairfield Inn and SpringHill Suites brands.

(5)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton,

Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

Systemwide international statistics are based on comparable worldwide units, excluding North America. The following table shows occupancy, average daily rate and RevPAR for international properties by region/brand.

	Comparable Company-Operated International Properties (1), (2)				Comparable Systemwide International Properties (1), (2)
	Two Months Ended February 28, 2005	Change vs. 2004			Two Months Ended February 28, 2005	Change vs. 2004
Caribbean & Latin America
Occupancy	76.7%	7.5%	pts	.	70.8%	3.4%	pts	.
Average daily rate	$163.09	8.3%			$154.81	7.2%
RevPAR	$125.16	20.1%			$109.64	12.6%
Continental Europe
Occupancy	58.9%	2.0%	pts	.	57.0%	1.5%	pts	.
Average daily rate	$139.67	3.3%			$137.57	4.6%
RevPAR	$82.30	7.0%			$78.43	7.4%
United Kingdom
Occupancy	70.0%	-1.6%	pts	.	63.1%	0.4%	pts	.
Average daily rate	$183.83	5.8%			$145.90	1.1%
RevPAR	$128.72	3.3%			$92.09	1.8%
Middle East & Africa
Occupancy	75.4%	8.1%	pts	.	73.3%	7.8%	pts	.
Average daily rate	$110.70	15.0%			$109.30	14.4%
RevPAR	$83.50	28.8%			$80.13	28.0%
Asia Pacific (3)
Occupancy	71.7%	2.3%	pts	.	72.1%	2.6%	pts	.
Average daily rate	$105.67	12.6%			$109.07	10.1%
RevPAR	$75.73	16.2%			$78.66	14.2%
The Ritz-Carlton International
Occupancy	71.2%	8.2%	pts	.	71.2%	8.2%	pts	.
Average daily rate	$225.15	12.2%			$225.15	12.2%
RevPAR	$160.30	26.9%			$160.30	26.9%
Total Composite International (4)
Occupancy	69.5%	3.6%	pts	.	67.0%	2.6%	pts	.
Average daily rate	$139.96	8.9%			$137.24	7.1%
RevPAR	$97.21	14.9%			$91.92	11.4%
Total Worldwide (5)
Occupancy	69.8%	1.2%	pts	.	68.7%	1.3%	pts	.
Average daily rate	$140.51	7.4%			$121.06	6.8%
RevPAR	$98.14	9.2%			$83.15	8.8%

(1)	International financial results are reported on a period-end basis, while international statistics are reported on a month-end basis.

(2)	The comparison to 2004 is on a currency-neutral basis and includes results for January through February.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Includes international statistics for the two months ended February 28, 2005 and February 29, 2004, and North American statistics for the twelve weeks ended March 25, 2005 and March 26, 2004.

Full-Service Lodging ($ in millions)	Twelve Weeks Ended		Change
	March 25, 2005	March 26, 2004	2005/2004
Revenues	$1,629	$1,505	8%

Segment results	$116	$100	16%

Full-Service Lodging includes our Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts brands. Our first quarter 2005 segment results reflect a $25 million increase in base management, incentive management and franchise fees, and $5 million of other revenue, partially offset by $7 million of higher general and administrative costs. The increase in fees is largely due to stronger RevPAR, driven by rate and occupancy increases favorably impacting house profit levels, the growth in the number of rooms and the recognition in the 2005 first quarter of $8 million of incentive fees that were calculated based on prior period earnings, but not earned and due until the 2005 first quarter. Since the first quarter of 2004, across our Full-Service Lodging segment, we have added 31 hotels (9,595 rooms) and deflagged five hotels (2,199 rooms), excluding Ramada International. In addition, 210 properties (28,081 rooms) exited our system as a result of the sale of our Ramada International Hotels & Resorts franchised brand in the fourth quarter of 2004. Owned and leased property results were slightly unfavorable to the year ago quarter, reflecting $6 million of severance payments and other costs associated with the temporary closing of a property undergoing renovation in Ireland, partially offset by improved performance at other properties.

Further impacting segment results, gains were $1 million lower than last year, and equity results were $4 million lower than last year. On April 1, 2004, Cendant Corporation (“Cendant”) exercised its option to redeem our interest in the Two Flags joint venture, which owned the trademarks and licenses for the Ramada and Days Inn lodging brands in the United States. In the first quarter of 2004, our equity earnings included $6 million attributable to our interest in the Two Flags joint venture.

RevPAR for Full-Service Lodging comparable company-operated North American hotels increased 7.4 percent to $114.56. Occupancy for these hotels increased to 69.6 percent, while average daily rates increased 6.6 percent to $164.62.

Financial results for our international operations were strong across most regions, generating a 14.9 percent RevPAR increase for comparable company-operated hotels including The Ritz-Carlton. Occupancy increased 3.6 percentage points, while average daily rates increased to $139.96. Versus the year ago quarter, we experienced stronger demand particularly in Mexico, the Caribbean and Egypt. Demand remained strong in China, while the European markets generally remain less robust.

Select-Service Lodging ($ in millions)	Twelve Weeks Ended		Change
	March 25, 2005	March 26, 2004	2005/2004
Revenues	$272	$247	10%

Segment results	$33	$23	43%

Select-Service Lodging includes our Courtyard, Fairfield Inn and SpringHill Suites brands. The $10 million increase in segment results reflects a $7 million increase in base management, incentive management and franchise fees, a slight increase in equity results, and $5 million of lower general and administrative costs, partially offset by $2 million of lower gains. General and administrative costs for the prior year reflected $3 million for performance guarantees we expected to fund. The increase in fees is largely due to higher RevPAR, driven by rate increases and occupancy improvements favorably impacting house profit levels, and to the growth in the number of rooms. Across our Select-Service Lodging segment, we have added 81 hotels (9,475 rooms) and deflagged 44 hotels (5,498 rooms) since the first quarter of 2004.

Extended-Stay Lodging ($ in millions)	Twelve Weeks Ended		Change
	March 25, 2005	March 26, 2004	2005/2004
Revenues	$126	$115	10%

Segment results	$16	$10	60%

Extended-Stay Lodging includes our Residence Inn, TownePlace Suites, Marriott Executive Apartments, and Marriott ExecuStay brands. Our base and incentive management fees were $3 million higher than last year while our franchise fees, principally associated with our Residence Inn brand, increased $2 million. The increase in franchise fees is largely due to higher RevPAR and the growth in the number of rooms. Since the first quarter of 2004, across our Extended-Stay Lodging segment, we have added 28 hotels (2,947 rooms) and deflagged one hotel (80 rooms). Corporate housing and other revenue declined $5 million compared to the year ago quarter primarily as a result of the shift towards franchising for our ExecuStay brand. General and administrative costs were favorable to the prior year by $6 million, primarily reflecting lower costs associated with ExecuStay’s shift towards franchising.

RevPAR for Select-Service and Extended-Stay Lodging comparable company-operated North American hotels increased 9.5 percent to $72.79. Occupancy for these hotels increased to 70.5 percent, while average daily rates increased 8.4 percent to $103.28.

Timeshare ($ in millions)	Twelve Weeks Ended		Change
	March 25, 2005	March 26, 2004	2005/2004
Revenues	$399	$385	4%

Segment results	$63	$50	26%

Timeshare includes our Marriott Vacation Club International, The Ritz-Carlton Club, Marriott Grand Residence Club and Horizons by Marriott Vacation Club International brands. Timeshare revenues of $399 million in 2005 and $385 million in 2004 include interval sales, base management fees, resort rental fees, and cost reimbursements. Timeshare contract sales, including sales made by our timeshare joint venture projects, which represent sales of timeshare intervals before adjustment for percentage of completion accounting, decreased 5 percent reflecting limited available inventory at Ritz-Carlton projects in the current year versus strong Ritz-Carlton contract sales in the year ago quarter. The favorable segment results reflect a 9 percent increase in timeshare interval sales and services revenue primarily reflecting higher financially reportable development revenue, higher margins primarily resulting from lower product costs associated with the mix of units sold, $3 million of gains associated with land sales, slightly higher services income and relatively flat joint venture results and general and administrative expenses.

Synthetic Fuel

For the twelve weeks ended March 25, 2005, the synthetic fuel operation generated revenue of $108 million and net income of $18 million comprised of: operating losses of $45 million and net earn-out payments made of $9 million, offset by a tax benefit of $15 million, tax credits of $47 million, and minority interest reflecting our partner’s share of the operating losses of $10 million.

For the twelve weeks ended March 26, 2004, the synthetic fuel operation generated net income of $11 million comprised of: equity losses of $28 million entirely offset by a tax benefit of $39 million, including tax credits of $29 million.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46(R)”) on the last day of the 2004 first quarter. As a result of adopting FIN 46(R), we consolidated the synthetic fuel operations. Accordingly, as we accounted for the synthetic fuel operations using the equity method of accounting throughout most of the 2004 first quarter, there was no operating income impact, whereas there is an operating income impact in the first quarter of 2005.

The $7 million increase in synthetic fuel net income to $18 million from $11 million is primarily due to higher production in 2005 and our increased proportion of tax credits associated with the three synthetic fuel facilities under IRS review, partially offset by our decreased proportion of tax credits associated with the facility not under IRS review.

On April 29, 2005, we entered into an amendment agreement with our synthetic fuel partner. This amendment extends until June 30, 2005, the period in which our partner has the right to elect to have its approximately 50 percent ownership interest in the three synthetic fuel facilities that are subject to the IRS’s placed-in-service challenge redeemed. Our joint venture partner has the right to have us redeem its ownership interest in those three facilities because the IRS’s placed-in-service challenge remained outstanding as of March 31, 2005. Until our partner exercises this right, our partner will be allocated 1 percent of the tax credits from those three facilities. If our partner does not exercise the right to return its ownership interest in those three facilities to us by June 30, 2005, our partner’s share of the tax credits from those facilities will return to approximately 50 percent effective June 1, 2005.

Impact of Future Adoption of Accounting Standards

Statement of Position 04-2, “Accounting for Real Estate Time-sharing Transactions”

In December 2004, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 04-2, “Accounting for Real Estate Time-sharing Transactions,” and the FASB amended FAS No. 66, “Accounting for Sales of Real Estate,” and FAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to exclude accounting for real estate time-sharing transactions from these statements. The SOP will be effective for fiscal years beginning after June 15, 2005.

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

We estimate that the initial adoption of the SOP, which will be reported as a cumulative effect of a change in accounting principle in our fiscal year 2006 financial statements, will result in a one-time non-cash pre-tax charge of approximately $150 million, consisting primarily of the write-off of deferred selling costs and establishing the required reserve on notes. We estimate that the ongoing impact of adoption will be immaterial.

FAS No. 123 (revised 2004), “Share-Based Payment”

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim period that begins after June 15, 2005. On April 14, 2005, subsequent to the end of our 2005 first quarter, the Securities and Exchange Commission adopted a new rule that allows companies to implement FAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. We will adopt FAS No. 123R at the beginning of our 2006 fiscal year. We estimate the adoption of FAS No. 123R, using the modified prospective method, will result in incremental pre-tax expense in fiscal year 2006 of approximately $25 million, based on our current share-based payment compensation plans.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and our Credit Facilities

We are party to two multicurrency revolving credit agreements that provide for aggregate borrowings of $2 billion expiring in 2006 ($1.5 billion expiring in July and $500 million expiring in August), which support our commercial paper program and letters of credit. At March 25, 2005, we had no loans outstanding under the facilities. At March 25, 2005, our cash balances combined with our available borrowing capacity under the credit facilities amounted to $2.3 billion. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements, including repayment of our Series D senior notes totaling $275 million which matured on April 1, 2005, subsequent to the end of the 2005 first quarter, and our Series B senior notes totaling $200 million which mature on November 15, 2005.

Cash and equivalents totaled $377 million at March 25, 2005, a decrease of $393 million from year-end 2004, primarily reflecting purchases of treasury stock, cash used in operations, and capital expenditures, partially offset by cash receipts associated with the issuance of common stock.

While our timeshare business generates strong operating cash flow, the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing affects quarterly amounts. We include timeshare interval sales we finance in cash from operations when we collect cash payments or the notes are sold for cash. The following table shows the net operating activity from our timeshare business (which excludes the portion of net income from our timeshare business, as that number is a component of net income):

	Twelve Weeks Ended
($ in millions)	March 25, 2005	March 26, 2004
Timeshare development, less cost of sales	$18	$(6)
New timeshare mortgages, net of collections	(85)	(71)
Loan repurchases	(4)	(4)
Financially reportable sales in excess of closed sales	(52)	(42)
Collection on retained interests in notes sold and servicing fees	22	32
Other cash inflows	13	44

Net cash outflows from timeshare activity	$(88)	$(47)

Share Repurchases

We purchased 5.2 million shares of our Class A Common Stock during the twelve weeks ended March 25, 2005, at an average price of $64.10 per share.

Courtyard Joint Venture

Subsequent to the end of the 2005 first quarter, Sarofim Realty Advisors, on behalf of an institutional investor, completed the acquisition of a 75 percent interest in the Courtyard Joint Venture, and we signed a new long-term management agreement with the joint venture. The transaction will result in an accelerating pace of reinventions and upgrades at the joint venture’s hotels.

As of the end of the 2005 first quarter, we and Host Marriott owned equal shares in the 120-property joint venture. With the addition of the new equity, our interest in the joint venture has declined to approximately

21 percent and Host Marriott’s interest declined to less than 4 percent. As part of the completed transaction, our mezzanine loan to the joint venture (including accrued interest) totaling approximately $269 million has been repaid. We are making available to the joint venture a seven year subordinated loan of up to $129 million, primarily to fund renovation costs in 2005 and 2006 for the remaining hotels in the portfolio.

Pending Transaction-Marriott and Whitbread Joint Venture

We announced in the first quarter of 2005 that we had signed an agreement with Whitbread PLC to establish a 50/50 joint venture to acquire Whitbread’s portfolio of 46 franchised Marriott and Renaissance hotels of over 8,000 rooms, and for us to take over management of the entire portfolio of hotels upon the transfer of the hotels to the new joint venture. The joint venture expects to sell properties to investors over the next two years subject to long-term management agreements with us. The transaction is subject to Whitbread shareholder approval, which occurred on April 22, 2005, and other conditions. Closing is expected to occur in May 2005, although we cannot assure you that the transaction will be completed.

We expect to contribute to the joint venture approximately £90 million ($168 million) in the second quarter of 2005 for a 50 percent stake in the joint venture. Whitbread will contribute its interest in the 46 hotels, the joint venture will place approximately £660 million ($1,234 million) of debt, and Whitbread will receive approximately £710 million ($1,328 million) and the other 50 percent stake in the venture. As the joint venture sells the hotels, our interest in the joint venture will be redeemed.

Pending Transaction Subsequent to Quarter End-CTF Holdings Ltd. (“CTF”)

Subsequent to the end of the 2005 first quarter, we signed a purchase and sale agreement with CTF to purchase 32 properties from CTF for an aggregate price of $1,452 million. All of the properties are operated by us or our subsidiaries and include 29 Renaissance Hotels & Resorts brand properties and three Courtyard brand properties. The agreement permits us to designate substitute purchasers at closing. Sunstone Hotel Investors, Inc. (“Sunstone”) and Walton Street Capital, L.L.C. (“Walton Street”) signed separate agreements with us to be substitute purchasers and acquire 13 hotels and certain joint venture interests from CTF for approximately $1 billion at the transaction’s closing. Sunstone will purchase five hotels and one joint venture interest for $419 million. Walton Street will purchase eight hotels for $578 million. We will purchase the remaining 19 hotels and one joint venture interest for approximately $455 million.

As part of this transaction, Walton Street agreed to purchase our minority interest in one CTF hotel for approximately $12 million. Walton Street and Sunstone have also agreed to invest a combined $68 million to further upgrade the 13 hotels they will acquire and enter into new long-term management agreements with us.

As part of the transaction, we and CTF have agreed to dismiss all litigation currently pending between us, including litigation and arbitration involving CTF and its affiliates described under Footnote No. 6, “Contingencies.”

We expect to sell 13 of the hotels we purchase in this transaction to third-party owners. The remaining six hotels are operated under leases, five of which expire by 2012.

In addition to the transactions outlined above, we and CTF have agreed to modify management agreements on 29 CTF-leased hotels, 28 located in Europe and one hotel located in the United States. We became secondarily liable for annual rent payments for these hotels when we acquired the Renaissance Hotel Group N.V. in 1997. We will continue to manage 16 of these hotels under new long-term management agreements. CTF has agreed to place approximately $95 million in trust accounts to cover possible shortfalls in cash flow necessary to meet rent payments under these leases. In turn, we have agreed to release CTF affiliates from their guarantees in connection with these leases. Once the transaction is complete, our financial statements will reflect us as lessee on these hotels with minimum annual payments of approximately $48 million.

For the remaining 13 European leased hotels, CTF will be permitted to terminate management agreements with us as CTF obtains releases from landlords of our back-up guarantees. Pending completion of the CTF-landlord agreements, we will continue to manage these hotels under short-term management agreements and will remain secondarily liable under these leases. CTF will make available €35 million ($46 million) in cash collateral in the event that we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liabilities will decline.

We will continue to manage three hotels in the United Kingdom under amended management agreements with CTF-affiliated companies. We will also continue to manage 14 properties in Asia on behalf of New World Development Company Limited and its affiliates. CTF’s principals are officers, directors and stockholders of New World Development Company Limited. The owners of the UK and Asian hotels have agreed to invest $17 million to renovate those properties.

We expect to record a $91 million one-time, non-cash write-off in the second quarter of 2005 primarily associated with the termination of the existing management agreements. We will enter into new, long-term management agreements with Walton Street and Sunstone at the closing of the transactions, which are expected to occur by June 30, 2005. The new management agreements will be longer and more valuable than the existing agreements, but because the existing agreements will be terminated, accounting rules require us to record the charge.

Completion of these transactions is subject to certain conditions, as well as a variety of consents from owners of certain leased properties and debt that encumbers certain of the hotels. There can be no assurance that all of the necessary conditions will be met or consents obtained. If CTF meets all of its conditions to close and we fail to close the transaction, we are subject to paying a $45 million breakup fee. Similarly, if Sunstone and Walton Street fail to close their transactions under the same circumstances, they are subject to comparable breakup fees.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for fiscal year 2004. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed since December 31, 2004.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The legal proceedings and claims described under the heading captioned “Contingencies” in Note 6 of the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference. We also refer you to the discussion of The Ritz-Carlton Bali Resort and Spa litigation on page 16 of our 2004 Annual Report on Form 10-K. From time to time, we are also subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2005 – January 28, 2005	1.2	$61.92	1.2	17.4
January 29, 2005 – February 25, 2005	1.6	63.43	1.6	15.8
February 26, 2005 – March 25, 2005	2.4	65.77	2.4	13.4

(1)	On April 30, 2004, we announced that our Board of Directors increased by 20 million shares, the authorization to repurchase our common stock for a total outstanding authorization of approximately 25 million shares on that date. That authorization is ongoing and does not have an expiration date. We repurchase shares in the open-market and in privately negotiated transactions.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

(a)	Rather than filing a separate Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement, we have elected to timely report the following information in this Quarterly Report on Form 10-Q:

1.     Agreements Relating to CTF Holdings Ltd.

On April 27, 2005, we entered into a Purchase and Sale Agreement with CTF Holdings Ltd. and certain of its subsidiaries (collectively, “CTF”), relating to the acquisition of 32 hotels and certain joint venture interests for a purchase price of approximately $1.452 billion. We currently operate 29 of the hotels under the Renaissance Hotels & Resorts brand and three of the hotels under the Courtyard by Marriott brand. Marriott has managed the hotels being sold since we acquired the Renaissance Hotel Group, N.V. from affiliates of CTF and public shareholders in 1997.

Also on April 27, 2005, we entered into a Purchase and Sale Agreement with WSRH Holdings, LLC (“WSRH”), an entity formed by Walton Street Capital, and a separate Purchase and Sale Agreement with Sunstone Hotel Investors, Inc. (“Sunstone”), pursuant to which WSRH and Sunstone each will become a purchaser designee of Marriott and acquire certain of the hotel properties and joint venture interests from CTF. We expect closing for the three transactions will occur simultaneously in June, 2005. A brief description of the terms and conditions of each of these purchase and sale agreements that are material to Marriott appears below.

Marriott and CTF are also parties to management agreements under the Renaissance Hotels & Resorts and Courtyard by Marriott brands with respect to 33 other hotels that CTF will continue to own. CTF and Marriott have agreed to enter into amendments to revise certain terms of the management agreements for these other hotels.

Purchase and Sale Agreement with CTF

The agreement provides for the sale, for a price of approximately $1.452 billion, of fee-simple, leasehold and/or equity interests in 32 hotels, the minority interest in an entity that owns an additional hotel, and related personal property, permits and contracts, through acquisition of equity or assets relating to each hotel, and the assumption of various liabilities associated with the ownership and operation of the hotels. The price is subject to adjustment on the basis of, among other things, the outstanding amount of certain debt encumbering the hotels, various capital expenditures, and the exclusion of various hotels from the transaction if certain casualty losses occur prior to closing or if third-party consents required for the assignment of certain hotel interests have not been obtained. Marriott and CTF have agreed to indemnify and hold each other harmless for breaches of the various representations, warranties and covenants contained in the agreement, subject to specified time and dollar limitations.

The closing of the transactions contemplated by the agreement is subject to a number of conditions, including (i) completion of the related transactions described below; (ii) receipt of a variety of consents from owners of certain leased properties and from holders of debt that encumbers certain of the hotels; (iii) delivery to us of certain CTF-affiliate guarantees covering various CTF obligations with respect to the purchase agreement and the related transactions described above; (iv) our ability to obtain satisfactory title insurance policies for the transferred hotel properties; and (v) the repurchase or defeasance by an affiliate of CTF of bonds issued by a third party that encumber some of the hotel properties (the “Outstanding Bonds”). If at closing certain hotel-specific closing conditions have not been satisfied, the remaining hotels will be sold, we will continue to manage the affected hotels for a specified period of time, and the affected hotels will be sold later if the applicable conditions have been satisfied by December 31, 2005. The agreement may be terminated (i) by mutual written consent of Marriott and CTF; (ii) by either party if certain conditions set forth in the agreement are not fulfilled on the closing date or if closing does not occur by June 30, 2005 (subject to our electing to postpone closing to November 15, 2005 if the Outstanding Bonds have not been repurchased or defeased by June 30, 2005); (iii) if a governmental authority prohibits the transactions; or (iv) by us upon payment to CTF of a termination fee in the amount of $45 million. If we were to terminate the agreement, we would have no further liability to CTF under the agreement beyond payment of the termination fee (if applicable), the related transactions described below would not take place, and the status quo would be restored with respect to management of the hotels involved in these transactions.

Marriott may designate one or more purchasers to acquire all or any part of the interests being sold under the agreement, and pursuant to that provision we have designated WSRH and Sunstone as purchaser-designees. The material terms of our agreement with each purchaser-designee are described below.

Related Transactions

On or before closing under the purchase and sale agreement with CTF, Marriott and CTF will enter into a number of other transactions that relate to 28 CTF-leased hotels located in Europe and one in the United States that are not part of the sale. We became secondarily liable for annual rent payments for these hotels when we acquired the Renaissance Hotel Group N.V. in 1997. Under these related transactions:

•	We will continue to manage 16 of these hotels under new long-term management agreements. CTF has agreed to place approximately $95 million in trust accounts to cover possible shortfalls in cash flow necessary to meet operating obligations of the hotels and rent payments under these leases. In turn, we have agreed to release CTF affiliates from their guarantees to us in connection with these leases.

•	For the remaining 13 European leased hotels, CTF will be permitted to terminate management agreements with us as CTF obtains releases from landlords of Marriott’s back-up guarantees. Pending completion of the CTF-landlord agreements, we will continue to manage these hotels under short-term management agreements and will remain secondarily liable under these leases. CTF will make available €35 million (approximately $46 million) in cash collateral, in addition to the continuation of our present full indemnity from certain CTF affiliates, in the event we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liabilities will decline.

•	We will also continue to manage three hotels in the United Kingdom and one hotel in the United States under amended management agreements with CTF-affiliated companies, and continue to manage 14 properties in Asia on behalf of New World Development Company Limited and its affiliates. CTF’s principals are officers, directors and stockholders of New World Development Company Limited. The owners of the United Kingdom and Asian hotels have agreed to invest $17 million to renovate certain of these properties.

At closing, Marriott, CTF and certain of CTF’s affiliates will also execute mutual releases with respect to certain disputes which will dismiss all pending litigation and arbitration between them.

Purchase and Sale Agreement with WSRH

WSRH will purchase from CTF at closing, for a purchase price of approximately $578 million, eight hotels, consisting of fee-simple interests in six hotel properties, leasehold interests of two hotels, and related personal property, permits and contracts through acquisition of equity or assets relating to each hotel; and will assume various liabilities associated with the ownership and operation of the hotels. WSRH also will purchase our minority interest in one CTF hotel for approximately $12 million. The purchase price is subject to adjustment on the basis of, among other things, various capital expenditures, and the exclusion of various hotels from the transaction if certain casualty losses occur prior to closing or if consents required for the assignment of certain hotels have not been obtained. Marriott and WSRH have agreed to indemnify and hold each other harmless for breaches of the various representations, warranties and covenants contained in the agreement, subject to specified time and dollar limitations. Each party is liable to the other for certain liquidated damages if it defaults under the agreement.

The closing of the transactions contemplated by the agreement is subject to a number of conditions, including WSRH’s ability to obtain satisfactory title insurance policies for the hotel properties. In addition, the agreement may be terminated by mutual written consent of Marriott and WSRH, or by either party if certain conditions set forth in the agreement are not fulfilled on the closing date, if closing does not occur by June 30, 2005 (subject to WSRH and Marriott both electing to postpone closing to November 15, 2005 if an affiliate of CTF has not repurchased or defeased the Outstanding Bonds by June 30, 2005), or if a governmental authority prohibits the transactions.

Contemporaneously with the closing of the WSRH transactions, WSRH has agreed to enter into long-term management agreements with us for each of the hotels being acquired by WSRH.

Purchase and Sale Agreement with Sunstone

Sunstone will purchase from CTF at closing five hotels and CTF’s minority interest in an entity that owns an additional hotel and related personal property, permits and contracts through acquisitions of equity or assets relating to each hotel; and will assume various liabilities associated with the ownership and operation of the hotels. The purchase price of approximately $419 million is subject to adjustment on the basis of, among other things, various capital expenditures, and the exclusion of various hotels from the transaction if certain casualty losses occur prior to closing or if consents required for the assignment of certain hotels have not been obtained. Marriott and Sunstone have agreed to indemnify and hold each other harmless for breaches of the various representations, warranties and covenants contained in the agreement, subject to specified time and dollar limitations. Each party is liable to the other for certain liquidated damages if it defaults under the agreement.

The closing of the transactions contemplated by the agreement is subject to a number of conditions, including Sunstone’s ability to obtain satisfactory title insurance policies for the hotel properties. In addition, the agreement may be terminated by mutual written consent of Marriott and Sunstone, or by either party if certain conditions set forth in the agreement are not fulfilled on the closing date, if closing does not occur by June 30, 2005 (subject to Sunstone and Marriott both electing to postpone closing to November 15, 2005 if an affiliate of CTF has not repurchased or defeased the Outstanding Bonds by June 30, 2005), or if a governmental authority prohibits the transactions.

Contemporaneously with the closing of the Sunstone transactions, Sunstone has agreed to enter into long-term management agreements with us for each of the hotels being acquired by Sunstone.

2.     Amendment to Synthetic Fuel Agreement.

On April 29, 2005, we entered into an amendment agreement with our synthetic fuel partner (amending an agreement filed as Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended June 20, 2003, that was previously amended by an agreement filed as Exhibit 10.2 to our report on Form 8-K dated October 6, 2004). This amendment extends until June 30, 2005, the period in which our partner has the right to elect to have its approximately 50 percent ownership interest in the three synthetic fuel facilities that are subject to the IRS’s placed-in-service challenge redeemed. Our joint venture partner has the right to have us redeem its ownership interest in those three facilities because the IRS’s placed-in-service challenge remained outstanding as of March 31, 2005. Until our partner exercises this right, our partner will be allocated 1 percent of the tax credits from those three facilities. If our partner does not exercise the right to return its ownership interest in those three facilities to us by June 30, 2005, our partner’s share of the tax credits from those facilities will return to approximately 50 percent effective June 1, 2005.

Item 6.    Exhibits

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

MARRIOTT INTERNATIONAL, INC. 2nd day of May, 2005

/s/ Arne M. Sorenson
Arne M. Sorenson Executive Vice President and Chief Financial Officer

/s/ Carl T. Berquist
Carl T. Berquist Executive Vice President, Financial Information and Enterprise Risk Management and Principal Accounting Officer