Form 10-Q
period 2005-06-17
MARRIOTT INTERNATIONAL INC /MD/
filed 2005-07-22
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 17, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Class	Shares outstanding at July 8, 2005
Class A Common Stock, $0.01 par value	216,710,567

MARRIOTT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
REVENUES
Base management fees	$123	$106	$234	$205
Franchise fees	78	72	148	133
Incentive management fees	52	36	102	69
Owned, leased, corporate housing and other revenue	180	182	347	338
Timeshare interval sales and services	335	281	681	599
Cost reimbursements	1,795	1,614	3,477	3,199
Synthetic fuel	98	111	206	111

	2,661	2,402	5,195	4,654
OPERATING COSTS AND EXPENSES
Owned, leased and corporate housing – direct	138	157	283	289
Timeshare – direct	269	245	541	497
Reimbursed costs	1,795	1,614	3,477	3,199
General, administrative and other	284	127	408	259
Synthetic fuel	134	141	287	141

	2,620	2,284	4,996	4,385

OPERATING INCOME	41	118	199	269

Gains and other income	63	48	58	52
Interest expense	(21)	(24)	(45)	(46)
Interest income	25	39	52	65
Provision for loan losses	—	(3)	(11)	—
Equity in (losses) earnings - Synthetic fuel	—	—	—	(28)
- Other	6	1	1	(1)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	114	179	254	311
Benefit from (provision for) income taxes	20	(33)	15	(51)

INCOME BEFORE MINORITY INTEREST	134	146	269	260
Minority interest	4	14	14	14

NET INCOME	$138	$160	$283	$274

EARNINGS PER SHARE – Basic	$0.63	$0.71	$1.27	$1.20

EARNINGS PER SHARE – Diluted	$0.59	$0.67	$1.19	$1.14

DIVIDENDS DECLARED PER SHARE	$0.105	$0.085	$0.190	$0.160

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

($ in millions)

	June 17, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets
Cash and equivalents	$471	$770
Accounts and notes receivable	993	797
Current deferred taxes, net	159	162
Other	235	217

	1,858	1,946

Property and equipment	2,497	2,389
Intangible assets
Goodwill	923	923
Contract acquisition costs	441	513

	1,364	1,436

Cost method investments	236	70
Equity method investments	243	249
Notes receivable
Loans to equity method investees	116	526
Loans to timeshare owners	293	289
Other notes receivable	289	374

	698	1,189
Other long-term receivables	356	326
Deferred taxes, net	514	397
Other	698	666

	$8,464	$8,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$225	$489
Accounts payable	622	570
Accrued payroll and benefits	445	508
Self-insurance reserves	79	71
Other payables and accruals	436	416
Liability for guest loyalty program	302	302

	2,109	2,356
Long-term debt	1,207	836
Self-insurance reserves	169	163
Liability for guest loyalty program	705	640
Other long-term liabilities	607	580
Minority interest	14	12
Shareholders’ equity
Class A common stock	3	3
Additional paid-in capital	3,498	3,423
Retained earnings	2,172	1,951
Deferred compensation	(169)	(108)
Treasury stock, at cost	(1,850)	(1,197)
Accumulated other comprehensive (loss) income	(1)	9

	3,653	4,081

	$8,464	$8,668

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

(Unaudited)

	Twenty-Four Weeks Ended
	June 17, 2005	June 18, 2004
OPERATING ACTIVITIES
Net income	$283	$274
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	73	76
Minority interest in results of synthetic fuel operation	(14)	(14)
Income taxes	(98)	(19)
Timeshare activity, net	12	92
Other	132	(36)
Working capital changes	(55)	(70)

Net cash provided by operating activities	333	303

INVESTING ACTIVITIES
Capital expenditures	(133)	(81)
Dispositions	24	23
Loan advances	(40)	(54)
Loan collections and sales	457	121
Equity and cost method investments	(210)	(23)
Other	(54)	6

Net cash provided by (used in) investing activities	44	(8)

FINANCING ACTIVITIES
Commercial paper, net	—	100
Issuance of long-term debt	346	16
Repayment of long-term debt	(293)	(155)
Issuance of Class A common stock	87	79
Dividends paid	(38)	(34)
Purchase of treasury stock	(753)	(353)
Earn-outs paid, net	(25)	(13)

Net cash used in financing activities	(676)	(360)

DECREASE IN CASH AND EQUIVALENTS	(299)	(65)
CASH AND EQUIVALENTS, beginning of period	770	229

CASH AND EQUIVALENTS, end of period	$471	$164

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

In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 17, 2005 and December 31, 2004, the results of our operations for the twelve and twenty-four weeks ended June 17, 2005 and June 18, 2004 and our cash flows for the twenty-four weeks ended June 17, 2005 and June 18, 2004. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

2.	Earnings Per Share

The table below illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

(in millions, except per share amounts)	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
Computation of Basic Earnings Per Share

Net income	$138	$160	$283	$274
Weighted average shares outstanding	220.5	226.9	223.0	228.2

Basic earnings per share	$0.63	$0.71	$1.27	$1.20

Computation of Diluted Earnings Per Share

Net income	$138	$160	$283	$274

Weighted average shares outstanding	220.5	226.9	223.0	228.2
Effect of dilutive securities
Employee stock option plans	9.6	8.1	9.8	7.8
Deferred stock incentive plans	3.7	4.3	3.7	4.3
Restricted stock units	0.7	0.5	1.3	0.5
Convertible debt	—	0.5	—	0.7

Shares for diluted earnings per share	234.5	240.3	237.8	241.5

Diluted earnings per share	$0.59	$0.67	$1.19	$1.14

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period.

3.	Share-Based Compensation

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

The following table shows share-based employee compensation costs we recognized in the twelve and twenty-four weeks ended June 17, 2005 and June 18, 2004, and our deferred compensation balance at June 17, 2005 and December 31, 2004.

($ in millions)	Reported Share-Based Compensation, Net of Tax
	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
Deferred share grants	$1	$1	$2	$2
Restricted share grants	1	1	1	2
Restricted stock units	8	6	15	11

	$10	$8	$18	$15

($ in millions)	Deferred Compensation Balance
	June 17, 2005	December 31, 2004
Deferred share grants	$11	$14
Restricted share grants	9	10
Restricted stock units	149	84

	$169	$108

During the first half of 2005, we granted approximately 1.4 million units (each representing one share of our Class A common stock) under the restricted stock unit program.

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

($ in millions, except per share amounts)	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
Net income, as reported	$138	$160	$283	$274
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	10	8	18	15
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects and estimated reimbursed costs	(14)	(14)	(28)	(27)

Pro forma net income	$134	$154	$273	$262

Earnings per share:
Basic – as reported	$0.63	$0.71	$1.27	$1.20

Basic – pro forma	$0.61	$0.68	$1.23	$1.15

Diluted – as reported	$0.59	$0.67	$1.19	$1.14

Diluted – pro forma	$0.57	$0.64	$1.14	$1.08

4.	Comprehensive Income and Capital Structure

Our total comprehensive income was $130 million and $161 million for the twelve weeks ended June 17, 2005 and June 18, 2004, respectively, and $273 million and $281 million, respectively, for the twenty-four weeks ended June 17, 2005 and June 18, 2004.

For the twenty-four weeks ended June 17, 2005, approximately 3.1 million shares of our Class A Common Stock were issued as a result of exercised options. In addition, during the first two quarters of 2005 we repurchased approximately 12.3 million shares of our Class A Common Stock at an average price of $63.86 per share.

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

Our tax benefit of $20 million in the quarter ended June 17, 2005 includes a tax provision of $48 million before the impact of the Synthetic Fuel segment, more than offset by a $9 million tax benefit associated with the Synthetic Fuel segment losses and $59 million of synthetic fuel tax credits. Our tax provision of $33 million in the quarter ended June 18, 2004 includes a tax provision of $71 million before the impact of the Synthetic Fuel segment, partially offset by a $3 million tax benefit associated with the Synthetic Fuel segment losses and $35 million of synthetic fuel tax credits. Our tax benefit of $15 million for the first half of 2005 includes a tax provision of $115 million before the impact of the Synthetic Fuel segment, more than offset by a $24 million tax benefit associated with the Synthetic Fuel segment losses and $106 million of synthetic fuel tax credits. Our tax provision of $51 million in the first two quarters of 2004 includes a tax provision of $128 million before the impact of the Synthetic Fuel segment, partially offset by a $13 million tax benefit associated with the Synthetic Fuel segment losses and $64 million of synthetic fuel tax credits.

We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels and the regulatory business environment of the brands and operations within each segment.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
Revenues
Full-Service	$1,751	$1,548	$3,380	$3,053
Select-Service	293	264	565	511
Extended-Stay	136	129	262	244
Timeshare	383	350	782	735

Total Lodging	2,563	2,291	4,989	4,543
Synthetic Fuel	98	111	206	111

	$2,661	$2,402	$5,195	$4,654

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
Net Income
Full-Service	$30	$113	$146	$213
Select-Service	48	39	81	62
Extended-Stay	13	18	29	28
Timeshare	80	51	143	101

Total Lodging financial results	171	221	399	404
Synthetic Fuel (after-tax)	44	31	62	42
Unallocated corporate expenses	(33)	(33)	(59)	(63)
Interest income, provision for loan losses and interest expense	4	12	(4)	19
Income taxes (excluding Synthetic Fuel)	(48)	(71)	(115)	(128)

	$138	$160	$283	$274

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
Equity in Earnings (Losses) of Equity Method Investees
Full-Service	$6	$2	$8	$8
Select-Service	1	—	(4)	(6)
Timeshare	(1)	(1)	(3)	(4)
Synthetic Fuel	—	—	—	(28)
Corporate	—	—	—	1

	$6	$1	$1	$(29)

6.	Contingencies

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at June 17, 2005, are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Future Fundings at June 17, 2005
Debt service	$112	$6
Operating profit	246	20
Project completion	26	—
Other	73	3

Total guarantees where Marriott International is the primary obligor	$457	$29

Our guarantees of $457 million listed above include $75 million for guarantees that will not be in effect until the underlying hotels open and we begin to manage the properties. The $75 million of guarantees not in effect is comprised of $61 million of operating profit guarantees and $14 million of debt service guarantees.

In addition to the guarantees noted above, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

The guarantees of $457 million in the table above also do not include $339 million of guarantees related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”) is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business in 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

Additionally, the guarantees of $457 million in the table above do not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $56 million and total remaining rent payments through the initial term plus available extensions of approximately $1.46 billion. We are also secondarily obligated for real estate taxes and other charges associated with the leases. Third parties have severally indemnified us for all payments we may be required to make in connection with these obligations. Since we assumed the guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future. For additional information, see our discussion under the heading “CTF Holdings Ltd.” in Footnote 9, “Acquisitions and Dispositions” later in this report.

Commitments and Letters of Credit

In addition to the guarantees noted above, as of June 17, 2005, we had extended approximately $167 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $68 million by December 30, 2005, and $73 million in one to three years. We do not expect to fund the remaining $26 million of commitments, which expire as follows: $24 million in one to three years; and $2 million after five years. At June 17, 2005, we also have commitments to invest up to $33 million of equity for a minority interest in two partnerships that plan to purchase both full-service and select-service hotels in the United States.

At June 17, 2005, we also had $93 million of letters of credit outstanding on our behalf, the majority of which are related to our self-insurance programs. Surety bonds issued on our behalf as of June 17, 2005, totaled $563 million, the majority of which were requested by federal, state or local governments related to our timeshare and lodging operations and self-insurance programs.

Litigation and Arbitration

CTF/HPI arbitration and litigation. On April 8, 2002, we initiated an arbitration proceeding against CTF Hotel Holdings, Inc. and its affiliate, Hotel Property Investments (B.V.I.) Ltd. (“HPI”), in connection with a dispute over procurement and other issues for certain Renaissance hotels and resorts that we manage for CTF Hotel Holdings, Inc. and HPI. On April 12, 2002, CTF Hotel Holdings, Inc. filed a lawsuit in U.S. District Court in Delaware against us and Avendra LLC, alleging that, in connection with procurement at 20 of those hotels, we engaged in improper acts of self-dealing, and claiming breach of fiduciary, contractual and other duties, fraud, misrepresentation, and violations of the RICO and the Robinson-Patman Acts. CTF Hotel Holdings, Inc. sought various remedies, including a stay of the arbitration proceedings against CTF Hotel Holdings, Inc. and unspecified actual, treble and punitive damages.

During the 2005 second quarter, we signed a purchase and sale agreement with CTF Holdings Ltd., the indirect parent company of CTF Hotel Holdings, Inc. As part of that transaction, we and CTF Holdings Ltd. and its subsidiaries agreed to dismiss all litigation pending between us, including litigation and arbitration involving CTF Hotel Holdings, Inc. and its affiliates described above. See Footnote No. 9, “Acquisitions and Dispositions” for additional information. On June 23, 2005, subsequent to the 2005 second quarter, we substantially completed the transaction, exchanged legal releases effective as of the closing date with CTF Holdings Ltd. and the litigation and arbitration between the two companies is now dismissed.

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

In July 2004, Internal Revenue Service (“IRS”) field auditors challenged the placed-in-service dates of three of our four synthetic fuel facilities. One of the conditions to qualify for tax credits under Section 29 of the Internal Revenue Code is that the production facility must have been placed in service before July 1, 1998. In June 2005 we were notified that the IRS National Office issued a Technical Advice Memorandum confirming that the three synthetic fuel facilities in question meet the placed-in-service requirement under Section 29 of the Internal Revenue Code.

7.	Long-Term Debt

Our long-term debt at June 17, 2005, and December 31, 2004, consisted of the following:

($ in millions)	June 17, 2005	December 31, 2004
Senior Notes:
Series B, interest rate of 6.875%, maturing November 15, 2005	$200	$200
Series C, interest rate of 7.875%, maturing September 15, 2009	299	299
Series D, matured April 1, 2005	—	275
Series E, interest rate of 7.0%, maturing January 15, 2008	293	293
Series F, interest rate of 4.625%, maturing June 15, 2012	348	—
Mortgage debt, average interest rate of 7.9%, maturing May 15, 2025	173	174
Other	119	84

	1,432	1,325
Less current portion	(225)	(489)

	$1,207	$836

As of the end of our 2005 second quarter, all debt, other than mortgage debt and $103 million of other debt, is unsecured.

We are party to a multicurrency revolving credit facility that provides for borrowings of up to $2 billion which we entered into in the second quarter of 2005 and expires in 2010. Borrowings under the facility bear interest at the London Interbank Offered Rate (LIBOR) plus a spread, based on our public debt rating. Additionally, we pay annual fees on the facility at a rate also based on our public debt rating.

8.	Asset Securitizations

In June 2005, we sold $196 million of notes receivable generated by our timeshare business in connection with the sale of timeshare intervals. In conjunction with the sale, we received net proceeds of $176 million, retained residual interests of $50 million, and recorded a gain of $29 million. We used the following key assumptions to measure the fair value of the residual interests: discount rate of 8.15 percent; expected annual prepayments, including defaults, of 19.16 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 72 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 37 months. Our key assumptions are based on our experience with other timeshare notes receivable that we originated.

9.	Acquisitions and Dispositions

Marriott and Whitbread Joint Venture

We announced in the first quarter of 2005 that we had signed an agreement with Whitbread PLC (“Whitbread”) to establish a 50/50 joint venture to acquire Whitbread’s portfolio of 46 franchised Marriott and Renaissance hotels of over 8,000 rooms, and for us to take over management of the entire portfolio of hotels upon the transfer of the hotels to the new joint venture. Closing occurred in the 2005 second quarter.

Whitbread sold its interest in the 46 hotels to the joint venture for approximately £995 million. Whitbread received approximately £710 million in cash (including £620 million from senior debt proceeds) and 50 percent of the preferred and ordinary shares of the joint venture and non-voting deferred consideration shares valued at $285 million. We contributed approximately £90 million ($171 million) in the second quarter of 2005 for the remaining 50 percent of the preferred and ordinary shares of the joint venture. As the joint venture sells the hotels, our interest in the joint venture will be redeemed. The joint venture expects to sell properties to investors over the next two years subject to long-term management agreements with us.

CTF Holdings Ltd. (“CTF”)

During the 2005 second quarter, we signed a purchase and sale agreement with CTF to purchase 32 properties (in each case through a purchase of real estate, a purchase of the entity that owned the hotel, or an assignment of CTF’s leasehold rights) and certain joint venture interests from CTF for an aggregate price of $1,452 million. At that time, all of the properties were operated by us or our subsidiaries and included 29 Renaissance Hotels & Resorts brand properties and three Courtyard brand properties. The agreement permitted us to designate substitute purchasers at closing. Sunstone Hotel Investors, Inc. (“Sunstone”), Walton Street Capital, L.L.C. (“Walton Street”) and Tarsadia Hotels (“Tarsadia”) signed separate agreements with us to be substitute purchasers and acquire 15 hotels and certain joint venture interests from CTF for approximately $1 billion at the transaction’s closing. Sunstone agreed to purchase five hotels and one joint venture interest for $419 million, Walton Street agreed to purchase eight hotels for $578 million, and Tarsadia agreed to purchase two hotels for $29 million. Walton Street and Sunstone also agreed to invest a combined $68 million to further upgrade the 13 hotels they were acquiring and enter into new long-term management agreements with us.

The Walton Street, Sunstone, and Tarsadia closings took place on June 23, 2005, after the end of our second quarter. We continue to manage the hotels purchased by Walton Street and Sunstone under long-term agreements. The two hotels purchased by Tarsadia are being operated under short-term management and franchise agreements.

We also completed the purchase of 12 hotels from CTF, on June 23, 2005, for an aggregate price of $374 million and are currently discussing the sale of a number of these hotels with potential purchasers. Our purchase of the five remaining hotels and a joint venture interest, which represent $52 million of the previously announced total purchase price was postponed pending receipt of certain third-party consents. We expect to close on those remaining hotels before the end of the year. We plan to sell 11 of the hotels we purchase in this transaction to third-party owners. The remaining six hotels are operated under leases, five of which expire by 2012.

We and CTF also exchanged legal releases effective as of the closing date, and the litigation and arbitration between the two companies is now dismissed, including litigation and arbitration involving CTF and its affiliates described under Footnote No. 6, “Contingencies.”

On the closing date we and CTF also modified management agreements on 29 other CTF-leased hotels, 28 located in Europe and one hotel located in the United States. We became secondarily liable for annual rent payments for certain of these hotels when we acquired the Renaissance Hotel Group N.V. in 1997. We will continue to manage 16 of these hotels under new long-term management agreements. CTF has placed approximately $89 million in trust accounts to cover possible shortfalls in cash flow necessary to meet rent payments under these leases. In turn, we released CTF affiliates from their guarantees in connection with these leases. Our third quarter financial statements will reflect us as lessee on these hotels with minimum annual payments of approximately $48 million.

For the remaining 13 European leased hotels, CTF may terminate management agreements with us as CTF obtains releases from landlords of our back-up guarantees. Pending completion of the CTF-landlord agreements, we continue to manage these hotels under modified management agreements and remain secondarily liable under certain of these leases. CTF has made available €35 million in cash collateral in the event that we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liabilities will decline.

We also continue to manage three hotels in the United Kingdom under amended management agreements with CTF-affiliated companies and continue to manage 14 properties in Asia on behalf of New World Development Company Limited and its affiliates. CTF’s principals are officers, directors and stockholders of New World Development Company Limited. The owners of the UK and Asian hotels have agreed to invest $17 million to renovate those properties.

In the 2005 second quarter we recorded a $94 million pre-tax charge primarily due to the non-cash write-off of deferred contract acquisition costs associated with the expected termination of the existing management agreements. As described above, we entered into new long-term management agreements with CTF, Walton Street and Sunstone at the closing of the transactions, and we expect that the hotels we acquired will also be sold subject to long-term management agreements.

10.	Notes Receivable

($ in millions)	June 17, 2005	December 31, 2004
Loans to timeshare owners	$318	$315
Lodging senior loans	75	75
Lodging mezzanine and other loans	497	867

	890	1,257
Less current portion	(192)	(68)

	$698	$1,189

Amounts due within one year are classified as current assets in the caption accounts and notes receivable in the accompanying Consolidated Balance Sheet, including $25 million and $26 million, respectively, as of June 17, 2005, and December 31, 2004, related to the loans to timeshare owners.

11.	Synthetic Fuel

On April 29, 2005, we entered into an amendment agreement with our synthetic fuel partner. This amendment extended until June 30, 2005, the period in which our partner had the right to elect to have its approximately 50 percent ownership interest in the three synthetic fuel facilities that were subject to the IRS’s placed-in-service challenge redeemed. Our joint venture partner had the right to have us redeem its ownership interest in those three facilities because the IRS’s placed-in-service challenge remained outstanding as of March 31, 2005. Under the terms of the amendment, our partner was allocated 1 percent of the tax credits from those three facilities until May 31, 2005. Effective as of June 1, 2005, our partner’s share of the tax credits from those three facilities has returned to approximately 50 percent.

In June 2005, we were notified that the IRS National Office issued a Technical Advice Memorandum confirming that the three synthetic fuel facilities that were under IRS review meet the placed-in-service requirement under Section 29 of the Internal Revenue Code.

On June 30, 2005, we entered into another amendment agreement with our synthetic fuel partner. This amendment gives our partner the right to elect to have us redeem its approximately 50 percent ownership interest in the three synthetic fuel facilities owned by Synthetic American Fuel Enterprises II, LLC on November 30, 2005, or December 31, 2005.

12.	Variable Interest Entities

Since year-end 2004, we have one new significant interest in an entity that is a variable interest entity under FIN 46R, “Consolidation of Variable Interest Entities,” Revised (“FIN 46(R)”). As described in Footnote 9 “Acquisitions and Dispositions” under the heading “Marriott and Whitbread Joint Venture,” in the 2005 second quarter we formed a joint venture with Whitbread for the purpose of acquiring a portfolio of 46 hotels from Whitbread to be managed by us. The purchase price of the portfolio was approximately £995 million. As of the end of our 2005 second quarter, our maximum exposure to loss from our investment in this joint venture is £92 million ($167 million). We do not consolidate the joint venture since we do not bear the majority of the expected losses or expected residual returns.

13.	Courtyard Joint Venture

During the 2005 second quarter, Sarofim Realty Advisors (“Sarofim”), on behalf of an institutional investor, completed the acquisition of a 75 percent interest in the Courtyard Joint Venture, and we signed new long-term management agreements with the joint venture. The transaction will result in an accelerating pace of reinventions and upgrades at the joint venture’s hotels.

Prior to Sarofim’s acquisition, we and Host Marriott owned equal shares in the 120-property joint venture. With the addition of the new equity, our interest in the joint venture has declined to approximately 21 percent and Host Marriott’s interest declined to less than 4 percent. As part of the completed transaction, our mezzanine loan to the joint venture (including accrued interest) totaling approximately $269 million was repaid. We are making available to the joint venture a seven year subordinated loan of up to $129 million, primarily to fund renovation costs in 2005 and 2006 for the remaining hotels in the portfolio. No fundings have yet occurred.

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

Forward-looking statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors described from time to time in our periodic filings with the Securities and Exchange Commission. We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of the report in which the forward-looking statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

The lodging industry is highly competitive, which may impact our ability to compete successfully with other hotel and timeshare properties for customers. We generally operate in markets that contain numerous competitors. Each of our hotel and timeshare brands competes with major hotel chains in national and international venues and with independent companies in regional markets. Our ability to remain competitive and to attract and retain business and leisure travelers depends on our success in distinguishing the quality, value and efficiency of our lodging products and services from those offered by others. If we are unable to compete successfully in these areas, this could limit our operating margins, diminish our market share and reduce our earnings.

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

Any one or more of these factors could limit or reduce the demand, and therefore the prices we are able to obtain, for hotel rooms, timeshare units and corporate apartments or could increase our costs and therefore reduce the profits of our businesses. In addition, reduced demand for hotels could also give rise to losses under loans, guarantees and minority equity investments that we have made in connection with hotels that we manage.

The uncertain pace of the lodging industry’s recovery will continue to impact our financial results and growth. Both the Company and the lodging industry were hurt by several events occurring over the last few years, including the global economic downturn, the terrorist attacks on New York and Washington in September 2001, the global outbreak of Severe Acute Respiratory Syndrome (SARS) in 2003 and military action in Iraq. Business and leisure travel decreased and remained depressed as some potential travelers reduced or avoided discretionary travel in light of increased delays and safety concerns and economic declines stemming from an erosion in consumer confidence. Weaker hotel performance reduced management and franchise fees and gave rise to fundings or losses under loans, guarantees and minority investments that we have made in connection with some hotels that we manage, which, in turn, has had a material adverse impact on our financial performance. Although both the lodging and travel industries are recovering, the pace, duration and full extent of that recovery remain unclear. Accordingly, our financial results and growth could be harmed if that recovery stalls or is reversed.

Our lodging operations are subject to international, national and regional conditions. Because we conduct our business on a national and international platform, our activities are susceptible to changes in the performance of regional and global economies. In recent years, our business has been hurt by decreases in travel resulting from recent economic conditions, the military action in Iraq and the heightened travel security measures that have resulted from the threat of further terrorism. Our future economic performance is similarly subject to the uncertain magnitude and duration of the economic recovery in the United States, the prospects of improving economic performance in other regions, the unknown pace of any business travel recovery that results and the occurrence of any future incidents in the countries in which we operate.

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

We may have disputes with the owners of the hotels that we manage or franchise. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may, in some instances, be subject to interpretation and may give rise to disagreements. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners but have not always been able to do so. Failure to resolve such disagreements has in the past resulted in litigation, and could do so in the future.

Our ability to grow our management and franchise systems is subject to the range of risks associated with real estate investments. Our ability to sustain continued growth through management or franchise agreements for new hotels and the conversion of existing facilities to managed or franchised Marriott brands is affected, and may potentially be limited, by a variety of factors influencing real estate development generally. These include site availability, financing, planning, zoning and other local approvals and other limitations that may be imposed by market and submarket factors, such as projected room occupancy, changes in growth in demand compared to projected supply, territorial restrictions in our management and franchise agreements, costs of construction and anticipated room rate structure.

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

In the event of damage to or other potential losses involving properties that we own, manage or franchise, potential losses may not be covered by insurance. We have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary. Market forces beyond our control may nonetheless limit both the scope of property and liability insurance coverage that we can obtain and our ability to obtain coverage at reasonable rates. There are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods or terrorist acts, that may be uninsurable or may be too expensive to justify insuring against. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, we may carry insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment or that of hotel owners or in some cases could also result in certain losses being totally uninsured. As a result, we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt or other financial obligations related to the property.

Risks relating to acts of God, terrorist activity and war could reduce the demand for lodging, which may adversely affect our revenues. Acts of God, such as natural disasters and the spread of contagious diseases, in locations where we own, manage or franchise significant properties and areas of the world from which we draw a large number of customers can cause a decline in the level of business and leisure travel and reduce the demand for lodging. Wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty can have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms, timeshare units and corporate apartments or limit the prices that we are able to obtain for them, both of which could adversely affect our revenues.

Increasing use of third-party internet reservation services may adversely impact our revenues. Some of our hotel rooms are booked through internet travel intermediaries serving both the leisure and, increasingly, the corporate travel sectors. While Marriott’s Look No Further Best Rate Guarantee has greatly reduced the ability of these internet travel intermediaries to undercut the published rates of Marriott hotels, these internet travel intermediaries continue their attempts to commoditize hotel rooms by aggressively marketing to price-sensitive travelers and corporate accounts and increasing the importance of general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their travel services rather than to our lodging brands. Although we expect to continue to maintain and even increase the strength of our brands in the online marketplace, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be harmed.

Changes in privacy law could adversely affect our ability to market our products effectively. Our timeshare segment, and to a lesser extent our other lodging segments, rely on a variety of direct marketing techniques, including telemarketing and mass mailings. Recent initiatives, such as the National Do Not Call Registry and various state laws regarding marketing and solicitation, including anti-spam legislation, have created some concern about the continuing effectiveness of telemarketing and mass mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of timeshare units and other products. We also obtain lists of potential customers from travel service providers with whom we have substantial relationships and market to some individuals on these lists directly. If the acquisition of these lists were outlawed or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.

Operating risks at our synthetic fuel operations could reduce the tax benefits generated by those facilities. The Company owns an interest in four synthetic fuel production facilities. Section 29 of the Internal Revenue Code provides tax credits for the production and sale of synthetic fuels produced from coal through 2007.

Although our synthetic fuel facilities incur significant losses, those losses are more than offset by the tax credits generated under Section 29, which reduce our income tax expense. Problems related to supply, production and demand at any of the synthetic fuel facilities, the power plants and other end users that buy synthetic fuel from the facilities or the coal mines from which the facilities buy coal could diminish the productivity of our synthetic fuel operations and adversely impact the ability of those operations to generate tax credits. In addition, if our businesses do not generate sufficient profits, we might suffer losses associated with generating tax credits that we were unable to utilize.

High oil prices in 2005 and beyond could reduce or eliminate the tax credits generated by our synthetic fuel facilities. The tax credits available under Section 29 of the Internal Revenue Code for the production and sale of synthetic fuel produced in any given year are phased out if the Reference Price of a barrel of oil for that year falls within a specified, inflation-adjusted price range. The “Reference Price” of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and is determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. In 2003 and 2004, the Reference Price was roughly $3.43 and $4.72 lower, respectively, than the average price for those years of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil for those years. The price range within which the credit is phased-out was set in 1980 and is adjusted annually for inflation. In 2004, the phase-out range was $51.35 to $64.47. Because the Reference Price of a barrel of oil for 2004 was below that range, at $36.75, there was no reduction of the tax credits available for synthetic fuel produced and sold in 2004. Assuming a 2 percent inflation rate for 2005 and assuming that the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains the same in 2005 as it was in 2004, we currently estimate that, because the average NYMEX price for the first half of the year was approximately $52, the price of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil would need to average in excess of $68 per barrel for the remainder of 2005 in order for the tax credits available for the production and sale of synthetic fuel in 2005 to begin to be reduced. We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2005 or future years exceeds the applicable phase-out threshold for those years, the tax credits generated by our synthetic fuel facilities in those years could be reduced or eliminated and we could be required to reimburse our joint venture partner for excess earn-out payments and capital contributions received with respect to those years, which would have a negative impact on our financial statements.

BUSINESS AND OVERVIEW

As expected, the favorable momentum that we saw building in 2004 has continued through the first half of 2005. Demand for our properties is strong in most markets around the world, although Europe remains a challenge as some economies continue to experience difficulties. The weak U.S. dollar continues to drive international travelers into the United States with New York, Washington, D.C., Florida and California particularly benefiting. Demand associated with business travel continues to improve and leisure demand remains strong. Demand is strong in most markets in the United States. Resorts in the Caribbean, Mexico, and the Middle East were also popular with vacationers from around the world, and demand in China remained strong. Comparable Revenue per Available Room (“RevPAR”) for our worldwide systemwide properties increased 9.8 percent year-to-date versus the prior year, driven principally by rate increases, but also by occupancy improvements.

We currently have approximately 60,000 rooms in our development pipeline and expect to open a total of 25,000 to 30,000 rooms in 2005. During the first two quarters of 2005, over 29 percent of the rooms added to our system were conversions from competitor brands.

Our brands are strong because of our superior customer service with an emphasis on guest satisfaction, the location and quality of our products, the Marriott Rewards loyalty program, an information-rich and easy-to-use web site, and desired amenities including meeting and banquet facilities, fitness centers, award winning restaurants, and high speed and wireless internet access.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks ended June 17, 2005 compared to the twelve weeks ended June 18, 2004.

Revenues

Revenues increased 11 percent to $2,661 million in 2005 from $2,402 million in 2004, primarily reflecting higher fees resulting from strong demand for hotel rooms reflected in year-over-year RevPAR increases driven primarily by rate increases as well as by occupancy improvement and unit expansion. Also favorably impacting revenue was higher financially reportable development revenue associated with our timeshare operations partially offset by lower synthetic fuel revenue associated with lower production.

Reflected in the 11 percent increase in total revenue is $181 million of increased cost reimbursements revenue, to $1,795 million in the 2005 second quarter from $1,614 million in the year ago quarter. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relate, predominantly, to payroll costs at managed properties where we are the employer. As cost reimbursements revenue is paid to us based upon the costs incurred with no added mark-up, this revenue and related reimbursed costs expense have no impact on either our operating income or net income. The increase in reimbursed costs is primarily attributable to the growth in the number of properties we manage. We have added 71 managed properties (12,692 rooms) to our system since the end of the 2004 second quarter (including the Whitbread properties added in the 2005 second quarter as more fully described under the caption “Marriott and Whitbread Joint Venture” in the “Liquidity and Capital Resources” section which follows).

Operating Income

Operating income decreased $77 million to $41 million in 2005 from $118 million in 2004. The decrease is primarily due to $157 million of increased general and administrative expenses, and $6 million of increased synthetic fuel operating losses reflecting lower synthetic fuel revenue coupled with increased costs, offset to some extent by lower production. General, administrative and other expenses increased $157 million in the second quarter of 2005 to $284 million, primarily due to a $94 million pre-tax charge impacting our Full-Service Lodging segment primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements (discussed more fully below in “Liquidity and Capital Resources” under the heading “CTF Holdings Ltd.”) and $29 million of pre-tax expenses associated with our bedding incentive program impacting our Full-Service, Select-Service and Extended-Stay Lodging segments. We implemented the bedding incentive program in 2005 to ensure that guests could enjoy the comfort and luxury of our new bedding by year-end 2005. In 2005, we also recorded a $12 million pre-tax charge for a cure payment associated with one property and a $6 million pre-tax charge associated with guarantees, and we had increased overhead costs related to the Company’s unit growth and development, all of which impacted general and administrative expenses. As our unallocated corporate general and administrative expenses were flat as compared to last year, the $157 million increase over last year relates entirely to our Lodging segments. Partially offsetting these unfavorable items were a combined base, incentive and franchise fee improvement of $39 million, $30 million of stronger timeshare interval sales and services revenue net of direct expenses, and $17 million of stronger owned, leased, corporate housing and other revenue net of direct expenses. The $17 million increase includes our receipt of a $10 million termination fee associated with one property which left our system.

Gains and Other Income

The table below shows our gains and other income for the twelve weeks ended June 17, 2005 and June 18, 2004:

	Twelve Weeks Ended
($ in millions)	June 17, 2005	June 18, 2004
Timeshare note sale gains	$29	$27
Other note sale/repayment gains	22	—
Synthetic fuel earn-out payments received, net	8	9
Gains on sales of real estate and other	4	12

	$63	$48

Interest Expense

Interest expense decreased $3 million (13 percent) to $21 million primarily due to lower interest associated with the payoff, at maturity, in April 2005 of our Series D senior notes and higher capitalized interest primarily associated with timeshare projects under construction, partially offset by higher interest associated with the Marriott Rewards program.

Interest Income, Provision for Loan Losses and Income Tax

Interest income decreased $14 million (36 percent) to $25 million, primarily reflecting the impact of loans repaid to us. Since year-end 2004, our notes receivable balance has declined by $367 million, primarily reflecting loans repaid to us, including the Courtyard Joint Venture loan as described more fully under the “Courtyard Joint Venture” caption in the “Liquidity and Capital Resources” section later in this report. There were no loan loss provisions in the 2005 second quarter versus a $3 million provision in the year ago quarter.

Income before income taxes and minority interest generated a tax benefit of $20 million in the second quarter of 2005, compared to a tax provision of $33 million in the second quarter of 2004. The difference is attributable to the impact of our synthetic fuel joint ventures, which generated a tax benefit and tax credits of $68 million in 2005, compared to $38 million in 2004, and $23 million of lower taxes attributable to lower pre-tax income associated with our other activities. For additional information see the analysis of results of operations for the Synthetic Fuel segment for the twelve weeks ended June 17, 2005, compared to the twelve weeks ended June 18, 2004, later in this report.

Minority Interest

Minority interest decreased from a $14 million benefit in the second quarter of 2004 to a benefit of $4 million in the second quarter of 2005, as a result of both lower production and our increased proportion of operating losses associated with the three synthetic fuel facilities that were under IRS review. For additional information see the analysis of results of operations for the Synthetic Fuel segment for the twelve weeks ended June 17, 2005, compared to the twelve weeks ended June 18, 2004, later in this report.

Net Income

Net income decreased $22 million (14 percent) to $138 million in 2005, and diluted earnings per share decreased $0.08 (12 percent) to $0.59. The unfavorable variance to the year ago quarter was primarily driven by higher general and administrative expenses including, as described in the preceding “Operating Income” discussion, a $94 million pre-tax charge primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements, pre-tax expenses totaling $29 million associated with our bedding incentive program, and a $12 million pre-tax cure payment associated with one property, coupled with lower interest income. These unfavorable variances to the prior year were significantly offset by, among other items, higher fees associated with stronger demand, higher timeshare interval sales and services revenue net of direct expenses reflecting increased reportability levels and improved margins, higher gains reflecting the impact of loans repaid to us in 2005 before maturity, receipt of a termination fee associated with one property, stronger Synthetic Fuel segment results (including tax credits and earn-outs) and lower income taxes associated with our non-synthetic fuel activities, reflecting lower pre-tax income.

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

Revenues	Twelve Weeks Ended
($ in millions)	June 17, 2005	June 18, 2004
Full-Service	$1,751	$1,548
Select-Service	293	264
Extended-Stay	136	129
Timeshare	383	350

Total Lodging	2,563	2,291
Synthetic Fuel	98	111

	$2,661	$2,402

Net Income	Twelve Weeks Ended
($ in millions)	June 17, 2005	June 18, 2004
Full-Service	$30	$113
Select-Service	48	39
Extended-Stay	13	18
Timeshare	80	51

Total Lodging financial results	171	221
Synthetic Fuel (after-tax)	44	31
Unallocated corporate expenses	(33)	(33)
Interest income, provision for loan losses and interest expense	4	12
Income taxes (excluding Synthetic Fuel)	(48)	(71)

	$138	$160

Equity in Earnings (Losses) of Equity Method Investees

	Twelve Weeks Ended
($ in millions)	June 17, 2005	June 18, 2004
Full-Service	$6	$2
Select-Service	1	—
Timeshare	(1)	(1)
Synthetic Fuel	—	—
Corporate	—	—

	$6	$1

Marriott Lodging

We consider lodging revenues and lodging financial results to be meaningful indicators of our performance because they measure our growth in profitability as a lodging company and enable investors to compare the sales and results of our lodging operations to those of other lodging companies.

Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported financial results of $171 million in the second quarter of 2005, compared to $221 million in the second quarter of 2004, and revenues of $2,563 million in the second quarter of 2005, a 12 percent increase from revenues of $2,291 million in the second quarter of 2004. The results as compared to the year ago quarter reflect a $39 million increase (18 percent) in base, franchise and incentive fees, from $214 million in the second quarter of 2004 to $253 million in the second quarter of 2005, stronger Timeshare segment results, stronger owned, leased, corporate housing and other revenue, net of direct expenses, improved equity income and higher gains. The increase in base and franchise fees was driven by higher RevPAR for comparable rooms, resulting primarily from both domestic and international rate increases as well as from occupancy improvements, and new unit growth. Incentive management fees increased $16 million (44 percent) during the quarter, reflecting the impact of increased travel worldwide driving strong property level profits. More than offsetting these improvements were $157 million of increased general and administrative expenses as noted in the preceding “Operating Income” discussion.

We have added 136 properties (22,370 rooms) and deflagged 45 properties (7,067 rooms) since the end of the second quarter of 2004. Most of the deflagged properties were Fairfield Inns. In addition, 206 properties (27,647 rooms) exited our system as a result of the sale of our Ramada International Hotels & Resorts franchised brand in the fourth quarter of 2004.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased and managed properties, for comparable North American properties increased 9.8 percent, and RevPAR for our comparable North American company-operated properties increased 10.0 percent. Systemwide RevPAR for comparable international properties increased 13.4 percent, and RevPAR for comparable international company-operated properties increased 12.2 percent. Worldwide RevPAR for comparable company-operated properties increased 10.5 percent while worldwide RevPAR for comparable systemwide properties increased 10.4 percent. In addition, worldwide company-operated property level house profit margins increased 170 basis points.

Summary of Properties by Brand. We opened 34 lodging properties (5,932 rooms) during the second quarter of 2005, while six hotels (946 rooms) exited the system, increasing our total properties to 2,676 (489,430 rooms). The table below shows properties by brand as of June 17, 2005 (excluding 1,817 rental units relating to Marriott ExecuStay):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging
Marriott Hotels & Resorts	267	106,672	183	55,322
Marriott Conference Centers	14	3,577	—	—
JW Marriott Hotels & Resorts	31	14,408	4	1,205
The Ritz-Carlton	58	18,931	—	—
Renaissance Hotels & Resorts	92	34,300	44	13,829
Ramada International	4	724	—	—
Bulgari Hotel & Resort	1	58	—	—
Select-Service Lodging
Courtyard	303	48,292	365	47,947
Fairfield Inn	2	855	513	46,542
SpringHill Suites	23	3,597	111	11,960
Extended-Stay Lodging
Residence Inn	133	17,914	342	38,544
TownePlace Suites	34	3,661	84	8,274
Marriott Executive Apartments	15	2,710	1	99
Timeshare
Marriott Vacation Club International	44	9,160	—	—
The Ritz-Carlton Club	4	273	—	—
Marriott Grand Residence Club	2	248	—	—
Horizons by Marriott Vacation Club International	2	328	—	—

Total	1,029	265,708	1,647	223,722

Revenue per Available Room

We consider RevPAR to be a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. We calculate RevPAR by dividing room sales for comparable properties by room nights available to guests for the period. RevPAR may not be comparable to similarly titled measures, such as revenues.

The following table shows occupancy, average daily rate and RevPAR for each of our comparable principal established brands. We have not presented statistics for company-operated North American Fairfield Inn properties here because we operate only a limited number of properties, as the brand is predominantly franchised and such information would not be meaningful (identified as “nm” in the following table). Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties.

For North American properties the occupancy, average daily rate and RevPAR statistics used throughout this report for the twelve weeks ended June 17, 2005, include the period from March 26, 2005 through June 17, 2005, while the twelve weeks ended June 18, 2004, include the period from March 27, 2004 through June 18, 2004 (except, in each case, for The Ritz-Carlton, which includes only March through May).

	Comparable Company-Operated North American Properties				Comparable Systemwide North American Properties
	Twelve Weeks Ended June 17, 2005	Change vs. 2004			Twelve Weeks Ended June 17, 2005	Change vs. 2004
Marriott Hotels & Resorts (1)
Occupancy	76.5%	1.3%	pts	.	73.9%	1.4%	pts	.
Average Daily Rate	$156.77	7.9%			$145.34	7.3%
RevPAR	$119.90	9.8%			$107.36	9.4%
The Ritz-Carlton (2)
Occupancy	74.5%	0.4%	pts	.	74.5%	0.4%	pts	.
Average Daily Rate	$308.59	10.7%			$308.59	10.7%
RevPAR	$229.89	11.3%			$229.89	11.3%
Renaissance Hotels & Resorts
Occupancy	74.2%	2.7%	pts	.	73.4%	2.9%	pts	.
Average Daily Rate	$148.38	7.6%			$139.54	7.6%
RevPAR	$110.14	11.7%			$102.42	12.0%
Composite – Full-Service (3)
Occupancy	75.9%	1.4%	pts	.	73.8%	1.6%	pts	.
Average Daily Rate	$169.98	8.2%			$155.31	7.7%
RevPAR	$129.06	10.3%			$114.68	10.0%
Residence Inn
Occupancy	81.7%	0.4%	pts	.	81.1%	0.5%	pts	.
Average Daily Rate	$108.45	7.1%			$104.89	7.0%
RevPAR	$88.56	7.6%			$85.05	7.6%
Courtyard
Occupancy	74.1%	-0.1%	pts	.	75.4%	0.7%	pts	.
Average Daily Rate	$106.85	9.5%			$106.09	8.1%
RevPAR	$79.14	9.4%			$79.97	9.2%
Fairfield Inn
Occupancy	nm	nm			72.3%	2.1%	pts	.
Average Daily Rate	nm	nm			$74.26	8.6%
RevPAR	nm	nm			$53.72	11.8%
TownePlace Suites
Occupancy	77.8%	-0.3%	pts	.	78.0%	-0.1%	pts	.
Average Daily Rate	$69.93	8.1%			$71.89	10.5%
RevPAR	$54.41	7.6%			$56.08	10.4%
SpringHill Suites
Occupancy	77.9%	4.8%	pts	.	76.7%	3.6%	pts	.
Average Daily Rate	$95.54	10.1%			$91.31	9.2%
RevPAR	$74.38	17.3%			$70.00	14.6%
Composite – Select-Service & Extended-Stay (4)
Occupancy	76.6%	0.3%	pts	.	76.4%	1.1%	pts	.
Average Daily Rate	$104.09	8.8%			$96.19	7.9%
RevPAR	$79.76	9.2%			$73.54	9.5%
Composite – All (5)
Occupancy	76.2%	1.0%	pts	.	75.3%	1.3%	pts	.
Average Daily Rate	$144.20	8.5%			$120.96	7.9%
RevPAR	$109.88	10.0%			$91.12	9.8%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.

(2)	Statistics for The Ritz-Carlton are for March through May.

(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.

(4)	Select-Service and Extended-Stay composite statistics include properties for the Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

(5)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

Systemwide international statistics are based on comparable units, excluding North America. The following table shows occupancy, average daily rate and RevPAR for international properties by region/brand.

	Comparable Company-Operated International Properties (1), (2)				Comparable Systemwide International Properties (1), (2)
	Three Months Ended May 31, 2005	Change vs. 2004			Three Months Ended May 31, 2005	Change vs. 2004
Caribbean & Latin America
Occupancy	74.5%	2.6%	pts	.	74.0%	3.0%	pts	.
Average Daily Rate	$155.67	10.9%			$152.18	12.6%
RevPAR	$115.98	14.9%			$112.67	17.4%
Continental Europe
Occupancy	70.2%	-1.1%	pts	.	68.1%	0.6%	pts	.
Average Daily Rate	$144.10	1.7%			$143.96	2.6%
RevPAR	$101.18	0.2%			$97.99	3.4%
United Kingdom
Occupancy	76.6%	-0.5%	pts	.	73.6%	-2.0%	pts	.
Average Daily Rate	$189.64	6.4%			$171.43	6.6%
RevPAR	$145.21	5.6%			$126.11	3.8%
Middle East & Africa
Occupancy	80.2%	7.5%	pts	.	77.8%	7.5%	pts	.
Average Daily Rate	$105.17	19.9%			$104.25	18.6%
RevPAR	$84.37	32.3%			$81.06	31.3%
Asia Pacific (3)
Occupancy	76.7%	1.9%	pts	.	77.5%	2.5%	pts	.
Average Daily Rate	$117.59	14.8%			$119.35	14.3%
RevPAR	$90.14	17.7%			$92.52	18.1%
The Ritz-Carlton International
Occupancy	75.6%	6.1%	pts	.	75.6%	6.1%	pts	.
Average Daily Rate	$217.09	12.8%			$217.09	12.8%
RevPAR	$164.08	22.6%			$164.08	22.6%
Total Composite International (4)
Occupancy	74.9%	1.8%	pts	.	74.2%	2.4%	pts	.
Average Daily Rate	$142.50	9.5%			$140.95	9.8%
RevPAR	$106.78	12.2%			$104.53	13.4%
Total Worldwide (5)
Occupancy	75.9%	1.2%	pts	.	75.1%	1.5%	pts	.
Average Daily Rate	$143.76	8.8%			$124.33	8.3%
RevPAR	$109.07	10.5%			$93.41	10.4%

(1)	International financial results are reported on a period-end basis, while international statistics are reported on a month-end basis.

(2)	The comparison to 2004 is on a currency-neutral basis and includes results for March through May. Excludes North America (except for Worldwide).

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Includes international statistics for the three months ended May 31, 2005 and May 31, 2004, and North American statistics for the twelve weeks ended June 17, 2005 and June 18, 2004.

	Twelve Weeks Ended		Change
Full-Service Lodging ($ in millions)	June 17, 2005	June 18, 2004	2005/2004
Revenues	$1,751	$1,548	13%

Segment results	$30	$113	-73%

Full-Service Lodging includes our Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts brands. Our second quarter 2005 segment results as compared to the prior year reflect a $21 million increase in base management, incentive management and franchise fees, and $16 million of other revenue which included a $10 million termination fee associated with one property which left our system, more than offset by $141 million of higher general and administrative costs. As noted in our preceding “Operating Income” discussion, during the 2005 second quarter we recorded a $94 million pre-tax charge primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements (discussed more fully below in “Liquidity and Capital Resources” under the heading “CTF Holdings Ltd.”), and we incurred pre-tax expenses of $18 million related to our bedding incentive program, both of which impacted our general and administrative expenses. We also recorded a $12 million pre-tax charge for a cure payment associated with one property and a $4 million pre-tax charge associated with a guarantee, both of which further impacted general and administrative expenses.

The increase in fees is largely due to stronger RevPAR, driven primarily by rate as well as by occupancy increases both favorably impacting property level house profits (above minimum thresholds), and to the growth in the number of rooms. Since the second quarter of 2004, across our Full-Service Lodging segment, we have added 29 hotels (8,763 rooms) and deflagged five hotels (2,127 rooms). In addition, 206 properties (27,647 rooms) exited our system as a result of the sale of our Ramada International Hotels & Resorts franchised brand in the fourth quarter of 2004. Owned and leased property results were favorable to the year ago quarter by $4 million.

Further impacting segment results, gains were $13 million higher than last year, and equity results were $4 million higher than last year. The increase in gains is primarily attributable to the sale or repayment before maturity of loans receivable associated with three properties.

RevPAR for Full-Service Lodging comparable company-operated North American hotels increased 10.3 percent to $129.06. Occupancy for these hotels increased to 75.9 percent, while average daily rates increased 8.2 percent to $169.98.

Financial results for our international operations were strong across most regions, generating a 12.2 percent RevPAR increase for comparable company-operated hotels. Occupancy increased 1.8 percentage points, while average daily rates increased to $142.50. Demand was strong in China, Mexico, the Caribbean, and Egypt, while the European markets generally continue to remain less robust.

	Twelve Weeks Ended		Change
Select-Service Lodging ($ in millions)	June 17, 2005	June 18, 2004	2005/2004
Revenues	$293	$264	11%

Segment results	$48	$39	23%

Select-Service Lodging includes our Courtyard, Fairfield Inn and SpringHill Suites brands. The $9 million increase in segment results reflects an $11 million increase in base management, incentive management and franchise fees, $6 million of higher gains, $3 million of stronger owned and leased results, and essentially flat equity results, partially offset by $11 million of higher general and administrative costs, which included $7 million of pre-tax expenses related to our bedding incentive program. The increase in gains is primarily attributable to the early repayment to us of the loan we made to the Courtyard Joint Venture (see the discussion which follows in “Liquidity and Capital Resources” under the caption “Courtyard Joint Venture”). The increase in fees is largely due to higher RevPAR, driven primarily by rate increases as well as by occupancy improvements, both favorably impacting property level house profits (above minimum thresholds), and to the growth in the number of rooms. Across our Select-Service Lodging segment, we have added 72 hotels (8,921 rooms) and deflagged 39 hotels (4,860 rooms) since the second quarter of 2004.

	Twelve Weeks Ended		Change
Extended-Stay Lodging ($ in millions)	June 17, 2005	June 18, 2004	2005/2004
Revenues	$136	$129	5%

Segment results	$13	$18	-28%

Extended-Stay Lodging includes our Residence Inn, TownePlace Suites, Marriott Executive Apartments, and Marriott ExecuStay brands. Our base and incentive management fees were $3 million higher than last year while our franchise fees, principally associated with our Residence Inn brand, increased $2 million. The increase in franchise fees is largely due to higher RevPAR and the growth in the number of rooms. Since the second quarter of 2004, across our Extended-Stay Lodging segment, we have added 30 hotels (3,332 rooms) and deflagged one hotel (80 rooms). Corporate housing and other revenue, net of direct costs declined $3 million compared to the year ago quarter primarily as a result of the shift towards franchising for our ExecuStay brand, and gains were $4 million lower than the prior year. General and administrative costs were unfavorable to the prior year by $2 million, primarily reflecting pre-tax expenses of $4 million related to our bedding incentive program, partially offset by other lower general and administrative expenses including lower costs associated with ExecuStay’s shift towards franchising.

RevPAR for Select-Service and Extended-Stay Lodging comparable company-operated North American hotels increased 9.2 percent to $79.76. Occupancy for these hotels increased to 76.6 percent, while average daily rates increased 8.8 percent to $104.09.

	Twelve Weeks Ended		Change
Timeshare ($ in millions)	June 17, 2005	June 18, 2004	2005/2004
Revenues	$383	$350	9%

Segment results	$80	$51	57%

Timeshare includes our Marriott Vacation Club International, The Ritz-Carlton Club, Marriott Grand Residence Club and Horizons by Marriott Vacation Club International brands. Timeshare revenues of $383 million in 2005 and $350 million in 2004 include interval sales, base management fees, resort rental fees, and cost reimbursements. Timeshare contract sales, including sales made by our timeshare joint venture projects, which represent sales of timeshare intervals before adjustment for percentage of completion accounting, were essentially flat as compared to the year ago quarter reflecting limited available inventory at Ritz-Carlton projects compared to the year ago quarter. The favorable segment results versus the prior year reflect a 19 percent increase in timeshare interval sales and services revenue primarily reflecting higher financially reportable development revenue, higher margins primarily resulting from the mix of units sold, and higher financing income. The increase in financing income is primarily due to a higher average notes receivable portfolio balance in 2005 and a $29 million gain in 2005 associated with our note sale versus a $27 million gain in the prior year. Versus the prior year, general and administrative costs increased $3 million.

Synthetic Fuel

For the twelve weeks ended June 17, 2005, the synthetic fuel operation generated revenue of $98 million versus $111 million of revenue for the twelve weeks ended June 18, 2004, primarily due to lower production. The $13 million increase in synthetic fuel net income to $44 million from $31 million is primarily due to our increased proportion of tax credits associated with the three synthetic fuel facilities that were under IRS review.

The table below details the impact of our Synthetic Fuel segment on our tax benefit (provision) and net income:

($ in millions)	Twelve Weeks Ended June 17, 2005			Twelve Weeks Ended June 18, 2004
	As Reported	Syn. Fuel Impact	Before Syn. Fuel	As Reported	Syn. Fuel Impact	Before Syn. Fuel
Operating income (loss)	$41	$(36)	$77	$118	$(30)	$148
Gains and other income	63	8	55	48	9	39
Interest income, provision for loan losses and interest expense	4	—	4	12	—	12
Equity in earnings	6	—	6	1	—	1

Income (loss) before income taxes and minority interest	114	(28)	142	179	(21)	200

Tax (provision) benefit	(39)	9	(48)	(68)	3	(71)
Tax credits	59	59	—	35	35	—

Total tax benefit (provision)	20	68	(48)	(33)	38	(71)

Income before minority interest	134	40	94	146	17	129

Minority interest	4	4	—	14	14	—

Net income	$138	$44	$94	$160	$31	$129

On April 29, 2005, we entered into an amendment agreement with our synthetic fuel partner. This amendment extended until June 30, 2005, the period in which our partner had the right to elect to have its approximately 50 percent ownership interest in the three synthetic fuel facilities that were subject to the IRS’s placed-in-service challenge redeemed. Our joint venture partner had the right to have us redeem its ownership interest in those three facilities because the IRS’s placed-in-service challenge remained outstanding as of March 31, 2005. Under the terms of the amendment, our partner was allocated 1 percent of the tax credits from those three facilities until May 31, 2005. Effective as of June 1, 2005, our partner’s share of the tax credits from those three facilities has returned to approximately 50 percent.

In June 2005, we were notified that the IRS National Office issued a Technical Advice Memorandum confirming that the three synthetic fuel facilities that were under IRS review meet the placed-in-service requirement under Section 29 of the Internal Revenue Code.

On June 30, 2005, we entered into another amendment agreement with our synthetic fuel partner. This amendment gives our partner the right to elect to have us redeem its approximately 50 percent ownership interest in the three synthetic fuel facilities owned by Synthetic American Fuel Enterprises II, LLC on November 30, 2005, or December 31, 2005.

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

We estimate that the initial adoption of the SOP, which will be reported as a cumulative effect of a change in accounting principle in our fiscal year 2006 financial statements, will result in a one-time non-cash pre-tax charge of approximately $150 million to $175 million, consisting primarily of the write-off of deferred selling costs and establishing the required reserve on notes. We estimate that the ongoing impact of adoption will be immaterial.

FAS No. 123 (revised 2004), “Share-Based Payment”

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim period that begins after June 15, 2005. On April 14, 2005, during our 2005 second quarter, the Securities and Exchange Commission adopted a new rule that allows companies to implement FAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. We will adopt FAS No. 123R at the beginning of our 2006 fiscal year. We estimate the adoption of FAS No. 123R, using the modified prospective method, will result in incremental pre-tax expense in fiscal year 2006 of approximately $25 million, based on our current share-based payment compensation plans.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twenty-four weeks ended June 17, 2005 compared to the twenty-four weeks ended June 18, 2004.

Revenues

Revenues increased 12 percent to $5,195 million in 2005 from $4,654 million in 2004, primarily reflecting higher fees resulting from strong demand for hotel rooms reflected in year-over-year RevPAR increases driven primarily by rate increases as well as by occupancy improvement and unit expansion. Also favorably impacting revenue were higher financially reportable development revenue associated with our timeshare operations and the accounting impact associated with the consolidation of our synthetic fuel operations from the start of the 2004 second quarter versus accounting for the synthetic fuel operations using the equity method of accounting in the 2004 first quarter.

Reflected in the 12 percent increase in total revenue is $278 million of increased cost reimbursements revenue, to $3,477 million in the first half of 2005 from $3,199 million in the prior year. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relate, predominantly, to payroll costs at managed properties where we are the employer. As cost reimbursements revenue is paid to us based upon the costs incurred with no added mark-up, this revenue and related reimbursed costs expense have no impact on either our operating income or net income. The increase in reimbursed costs is primarily attributable to the growth in the number of properties we manage. We have added 71 managed properties (12,692 rooms) to our system since the end of the 2004 second quarter (including the Whitbread properties added in the 2005 second quarter as more fully described under the caption “Marriott and Whitbread Joint Venture” in the “Liquidity and Capital Resources” section later in this report).

Operating Income

Operating income decreased $70 million to $199 million in 2005 from $269 million in 2004. The decrease versus the prior year is primarily due to $149 million of increased general and administrative expenses and $51 million of increased synthetic fuel operating losses. Operating income for 2005 includes a synthetic fuel operating loss of $81 million versus $30 million of operating losses in the prior year, reflecting increased costs, and the accounting impact associated with the consolidation of our synthetic fuel operations from the start of the 2004 second quarter versus accounting for the synthetic fuel operations using the equity method of accounting in the 2004 first quarter, offset to some extent by lower production. For additional information, see our “Synthetic Fuel” segment discussion later in this report.

The $149 million of increased general and administrative expenses is comprised of an increase of $153 million of expenses across our Lodging segments, partially offset by $4 million of lower unallocated corporate expenses. The increase associated with the general, administrative and other expenses reflects a $94 million pre-tax charge in the second quarter of 2005, impacting our Full-Service Lodging segment primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements (discussed more fully below in “Liquidity and Capital Resources” under the heading “CTF Holdings Ltd.”) and $29 million of pre-tax expenses in the second quarter of 2005 associated with our bedding incentive program, impacting our Full-Service, Select-Service and Extended-Stay Lodging segments. We implemented the bedding incentive program in 2005 to ensure that guests could enjoy the comfort and luxury of our new bedding by year-end 2005.

Additionally impacting general and administrative expenses in 2005, we recorded pre-tax cure payments of $15 million associated with two properties and a $6 million pre-tax charge associated with two guarantees, and we had increased overhead costs related to the Company’s unit growth and development, partially offset by lower litigation expenses. Partially offsetting these unfavorable items were a combined base, incentive and franchise fee improvement of $77 million, $38 million of stronger timeshare interval sales and services revenue net of direct expenses and $15 million of stronger owned, leased, corporate housing and other revenue net of direct expenses. The $15 million increase includes our receipt of a $10 million termination fee associated with one property which left our system.

Gains and Other Income

The table below shows our gains and other income for the twenty-four weeks ended June 17, 2005 and June 18, 2004:

	Twenty-Four Weeks Ended
($ in millions)	June 17, 2005	June 18, 2004
Timeshare note sale gains	$29	$27
Other note sale/repayment gains	22	—
Synthetic fuel earn-out payments (made) received, net	(1)	9
Gains on sales of real estate and other	8	16

	$58	$52

Interest Expense

Interest expense decreased $1 million (2 percent) to $45 million primarily due to lower interest expense associated with the payoff, at maturity, in April 2005 of our Series D senior notes and higher capitalized interest primarily associated with timeshare projects under construction, partially offset by higher interest expense associated with the Marriott Rewards program.

Interest Income, Provision for Loan Losses and Income Tax

Interest income decreased $13 million (20 percent) to $52 million, primarily reflecting the impact of loans repaid to us. Since year-end 2004, our notes receivable balance has declined $367 million, primarily reflecting loans repaid to us, including the Courtyard Joint Venture loan as described more fully under the “Courtyard Joint Venture” caption in the “Liquidity and Capital Resources” section later in this report. Our provision for loan losses increased $11 million versus the prior year reflecting an $11 million charge in the current year associated with one property.

Income before income taxes and minority interest generated a tax benefit of $15 million in the first half of 2005, compared to a tax provision of $51 million in the first half of 2004. The difference is attributable to the impact of our synthetic fuel joint ventures, which generated a tax benefit and tax credits of $130 million in 2005, compared to $77 million in 2004, and $13 million of lower taxes attributable to lower pre-tax income in 2005 associated with our other activities. For additional information see the analysis of results of operations for the Synthetic Fuel segment for the twenty-four weeks ended June 17, 2005, compared to the twenty-four weeks ended June 18, 2004, later in this report.

Minority Interest

Minority interest remained flat at a $14 million benefit in the first half of 2005. Minority interest for 2005 reflects our partner’s share of the synthetic fuel operating losses for the first half of 2005 while minority interest for 2004, reflects our partner’s share of the operating losses for only the second quarter of 2004. For the 2004 first quarter, we accounted for the synthetic fuel operations using the equity method of accounting. For additional information see the analysis of results of operations for the Synthetic Fuel segment for the twenty-four weeks ended June 17, 2005, compared to the twenty-four weeks ended June 18, 2004, later in this report.

Net Income

Net income increased $9 million (3 percent) to $283 million in 2005, and diluted earnings per share increased $0.05 (4 percent) to $1.19. The favorable variance to the prior year was primarily driven by higher fees associated with strong demand, higher timeshare interval sales and services revenue net of direct expenses reflecting increased reportability levels and improved margins, higher gains reflecting the impact of loans repaid to us in 2005 before maturity, receipt of a termination fee associated with one property, stronger Synthetic Fuel segment results (including tax credits and earn-outs) and lower taxes associated with our non-

synthetic fuel activities reflecting lower pre-tax income. Significantly offsetting these favorable variances to the prior year were, among other items, higher general and administrative expenses including, as described in the preceding “Operating Income” discussion, a $94 million pre-tax charge primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements, pre-tax expenses totaling $29 million associated with our bedding incentive program, and pre-tax cure payments of $15 million associated with two properties, coupled with both lower interest income and higher loan loss provisions.

Business Segments

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

Revenues	Twenty-Four Weeks Ended
($ in millions)	June 17, 2005	June 18, 2004
Full-Service	$3,380	$3,053
Select-Service	565	511
Extended-Stay	262	244
Timeshare	782	735

Total Lodging	4,989	4,543
Synthetic Fuel	206	111

	$5,195	$4,654

Net Income	Twenty-Four Weeks Ended
($ in millions)	June 17, 2005	June 18, 2004
Full-Service	$146	$213
Select-Service	81	62
Extended-Stay	29	28
Timeshare	143	101

Total Lodging financial results	399	404
Synthetic Fuel (after-tax)	62	42
Unallocated corporate expenses	(59)	(63)
Interest income, provision for loan losses and interest expense	(4)	19
Income taxes (excluding Synthetic Fuel)	(115)	(128)

	$283	$274

Equity in Earnings (Losses) of Equity Method Investees	Twenty-Four Weeks Ended
($ in millions)	June 17, 2005	June 18, 2004
Full-Service	$8	$8
Select-Service	(4)	(6)
Timeshare	(3)	(4)
Synthetic Fuel	—	(28)
Corporate	—	1

	$1	$(29)

Marriott Lodging

We consider lodging revenues and lodging financial results to be meaningful indicators of our performance because they measure our growth in profitability as a lodging company and enable investors to compare the sales and results of our lodging operations to those of other lodging companies.

Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported financial results of $399 million in the first half of 2005, compared to $404 million in the first half of 2004, and revenues of $4,989 million in the first half of 2005, a 10 percent increase from revenues of $4,543 million in the first half of 2004. The results as compared to the prior year reflect a $77 million increase (19 percent) in base, franchise and incentive fees, from $407 million in the first half of 2004 to $484 million in the first half of 2005, stronger Timeshare segment results, stronger owned, leased, corporate housing and other revenue, net of direct expenses, improved equity income and higher gains. The increase in base and franchise fees was driven by higher RevPAR for comparable rooms, resulting primarily from both domestic and international rate increases as well as by occupancy improvements and new unit growth. Increased general and administrative expenses of $153 million, as discussed in the preceding “Operating Income” discussion, more than offset these improvements.

We have added 136 properties (22,370 rooms) and deflagged 45 properties (7,067 rooms) since the end of the second quarter of 2004. Most of the deflagged properties were Fairfield Inns. In addition, 206 properties (27,647 rooms) exited our system as a result of the sale of our Ramada International Hotels & Resorts franchised brand in the fourth quarter of 2004.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased and managed properties, for comparable North American properties increased 9.2 percent, and RevPAR for our comparable North American company-operated properties increased 9.1 percent. Systemwide RevPAR for comparable international properties increased 13.1 percent, and RevPAR for comparable international company-operated properties increased 13.2 percent. Incentive management fees increased $33 million (48 percent) during the first two quarters, reflecting the impact of increased travel worldwide driving strong property level profits. The increase also reflects recognition in the 2005 first quarter of $8 million of incentive fees that were calculated based on prior period earnings, but not earned and due until the 2005 first quarter. Worldwide RevPAR for comparable company-operated properties increased 10.0 percent while worldwide RevPAR for comparable systemwide properties increased 9.8 percent. In addition, worldwide company-operated property level house profit margins increased 150 basis points.

Revenue per Available Room

The following table shows occupancy, average daily rate and RevPAR for each of our comparable principal established brands. We have not presented statistics for company-operated North American Fairfield Inn properties here because we operate only a limited number of properties, as the brand is predominantly franchised and such information would not be meaningful (identified as “nm” in the following table). Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties.

For North American properties the occupancy, average daily rate and RevPAR statistics used throughout this report for the twenty-four weeks ended June 17, 2005, include the period from January 1, 2005 through June 17, 2005, while the twenty-four weeks ended June 18, 2004, include the period from January 3, 2004 through June 18, 2004 (except, in each case, for The Ritz-Carlton, which includes only January through May).

	Comparable Company- Operated North American Properties				Comparable Systemwide North American Properties
	Twenty-Four Weeks Ended June 17, 2005	Change vs. 2004			Twenty-Four Weeks Ended June 17, 2005	Change vs. 2004
Marriott Hotels & Resorts (1)
Occupancy	73.1%	0.7%	pts	.	71.0%	0.9%	pts	.
Average Daily Rate	$156.20	7.0%			$145.19	6.5%
RevPAR	$114.22	8.0%			$103.15	7.9%
The Ritz-Carlton (2)
Occupancy	71.7%	0.4%	pts	.	71.7%	0.4%	pts	.
Average Daily Rate	$309.36	11.8%			$309.36	11.8%
RevPAR	$221.86	12.4%			$221.86	12.4%
Renaissance Hotels & Resorts
Occupancy	71.8%	2.9%	pts	.	70.6%	2.7%	pts	.
Average Daily Rate	$147.37	6.6%			$139.29	7.0%
RevPAR	$105.80	11.1%			$98.38	11.3%
Composite – Full-Service (3)
Occupancy	72.8%	1.0%	pts	.	71.0%	1.2%	pts	.
Average Daily Rate	$167.07	7.5%			$153.39	7.0%
RevPAR	$121.62	9.0%			$108.93	8.8%
Residence Inn
Occupancy	79.2%	1.5%	pts	.	78.5%	1.2%	pts	.
Average Daily Rate	$107.08	6.6%			$104.11	6.6%
RevPAR	$84.76	8.7%			$81.75	8.3%
Courtyard
Occupancy	71.1%	-0.5%	pts	.	72.0%	0.5%	pts	.
Average Daily Rate	$106.70	9.8%			$105.27	8.1%
RevPAR	$75.82	9.1%			$75.78	8.9%
Fairfield Inn
Occupancy	nm	nm			68.1%	1.9%	pts	.
Average Daily Rate	nm	nm			$73.36	8.3%
RevPAR	nm	nm			$49.93	11.4%
TownePlace Suites
Occupancy	74.1%	-0.3%	pts	.	74.5%	0.7%	pts	.
Average Daily Rate	$69.24	7.6%			$71.48	10.0%
RevPAR	$51.31	7.1%			$53.27	11.0%
SpringHill Suites
Occupancy	74.3%	5.9%	pts	.	73.4%	3.7%	pts	.
Average Daily Rate	$94.81	10.3%			$90.99	9.1%
RevPAR	$70.43	19.8%			$66.77	14.9%
Composite – Select-Service & Extended-Stay (4)
Occupancy	73.7%	0.5%	pts	.	73.1%	1.2%	pts	.
Average Daily Rate	$103.57	8.7%			$95.52	7.7%
RevPAR	$76.32	9.5%			$69.81	9.5%
Composite – All (5)
Occupancy	73.1%	0.8%	pts	.	72.2%	1.2%	pts	.
Average Daily Rate	$141.91	7.9%			$119.63	7.3%
RevPAR	$103.80	9.1%			$86.39	9.2%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.

(2)	Statistics for The Ritz-Carlton are for January through May.

(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.

(4)	Select-Service and Extended-Stay composite statistics include properties for the Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

(5)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

Systemwide international statistics are based on comparable units, excluding North America. The following table shows occupancy, average daily rate and RevPAR for international properties by region/brand.

	Comparable Company- Operated International Properties (1), (2)				Comparable Systemwide International Properties (1), (2)
	Five Months Ended May 31, 2005	Change vs. 2004			Five Months Ended May 31, 2005	Change vs. 2004
Caribbean & Latin America
Occupancy	75.7%	4.2%	pts	.	73.2%	3.0%	pts	.
Average Daily Rate	$161.19	9.7%			$155.45	10.4%
RevPAR	$122.04	16.2%			$113.74	15.1%
Continental Europe
Occupancy	65.8%	0.2%	pts	.	63.7%	1.0%	pts	.
Average Daily Rate	$142.55	2.2%			$141.70	3.2%
RevPAR	$93.80	2.5%			$90.26	4.8%
United Kingdom
Occupancy	74.0%	-0.9%	pts	.	68.9%	-3.0%	pts	.
Average Daily Rate	$187.49	6.2%			$169.81	6.3%
RevPAR	$138.77	4.8%			$117.04	1.8%
Middle East & Africa
Occupancy	78.4%	7.8%	pts	.	76.0%	7.6%	pts	.
Average Daily Rate	$107.24	17.9%			$106.15	16.9%
RevPAR	$84.03	30.9%			$80.69	30.0%
Asia Pacific (3)
Occupancy	74.7%	2.1%	pts	.	75.4%	2.6%	pts	.
Average Daily Rate	$113.12	14.0%			$115.47	12.8%
RevPAR	$84.51	17.3%			$87.05	16.7%
The Ritz-Carlton International
Occupancy	74.0%	7.6%	pts	.	74.0%	7.6%	pts	.
Average Daily Rate	$216.42	12.9%			$216.42	12.9%
RevPAR	$160.26	25.8%			$160.26	25.8%
Total Composite International (4)
Occupancy	72.9%	2.5%	pts	.	71.6%	2.5%	pts	.
Average Daily Rate	$141.50	9.3%			$139.45	9.2%
RevPAR	$103.13	13.2%			$99.83	13.1%
Total Worldwide (5)
Occupancy	73.1%	1.2%	pts	.	72.1%	1.4%	pts	.
Average Daily Rate	$141.82	8.2%			$122.51	7.7%
RevPAR	$103.65	10.0%			$88.35	9.8%

(1)	International financial results are reported on a period-end basis, while international statistics are reported on a month-end basis.

(2)	The comparison to 2004 is on a currency-neutral basis and includes results for January through May. Excludes North America (except for Worldwide).

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Includes international statistics for the five months ended May 31, 2005 and May 31, 2004, and North American statistics for the twenty-four weeks ended June 17, 2005 and June 18, 2004.

	Twenty-Four Weeks Ended		Change
Full-Service Lodging ($ in millions)	June 17, 2005	June 18, 2004	2005/2004
Revenues	$3,380	$3,053	11%

Segment results	$146	$213	-31%

Full-Service Lodging includes our Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts brands. Our 2005 segment results reflect a $46 million increase in base management, incentive management and franchise fees, and $21 million of other revenue which included a $10 million termination fee associated with one property which left our system, more than offset by $148 million of higher general and administrative costs. As noted in the preceding “Operating Income” discussion, during the 2005 second quarter we recorded a $94 million pre-tax charge primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements and we incurred pre-tax expenses of $18 million related to our bedding incentive program, both of which impacted our general and administrative expenses. We also recorded pre-tax cure payments of $15 million associated with two properties and a $4 million pre-tax charge associated with a guarantee, which further impacted general and administrative expenses.

The increase in fees is largely due to stronger RevPAR, driven primarily by rate as well as by occupancy increases favorably impacting property level house profits (above minimum thresholds), the growth in the number of rooms and the recognition in the 2005 first quarter of $8 million of incentive fees that were calculated based on prior period earnings, but not earned and due until the 2005 first quarter. Since the second quarter of 2004, across our Full-Service Lodging segment, we have added 29 hotels (8,763 rooms) and deflagged five hotels (2,127 rooms). In addition, 206 properties (27,647 rooms) exited our system as a result of the sale of our Ramada International Hotels & Resorts franchised brand in the fourth quarter of 2004. Owned and leased property results were favorable to the year ago quarter by $3 million and reflected improved property performance, partially offset by $6 million of severance payments and other costs associated with the temporary closing of a property undergoing renovation in Ireland.

Further impacting segment results, gains were $12 million higher than last year, while equity results were flat. On April 1, 2004, Cendant Corporation exercised its option to redeem our interest in the Two Flags joint venture, which owned the trademarks and licenses for the Ramada and Days Inn lodging brands in the United States. In the first half of 2004, our equity earnings included $6 million attributable to our interest in the Two Flags joint venture. The increase in gains is primarily attributable to the sale or repayment before maturity of loans receivable associated with three properties.

RevPAR for Full-Service Lodging comparable company-operated North American hotels increased 9.0 percent to $121.62. Occupancy for these hotels increased to 72.8 percent, while average daily rates increased 7.5 percent to $167.07.

Financial results for our international operations were strong across most regions, generating a 13.2 percent RevPAR increase for comparable company-operated hotels. Occupancy increased 2.5 percentage points, while average daily rates increased to $141.50. We experienced strong demand particularly in China, Mexico, the Caribbean and Egypt, while the European markets generally remain less robust.

Select-Service Lodging ($ in millions)	Twenty-Four Weeks Ended		Change
	June 17, 2005	June 18, 2004	2005/2004
Revenues	$565	$511	11%

Segment results	$81	$62	31%

Select-Service Lodging includes our Courtyard, Fairfield Inn and SpringHill Suites brands. The $19 million increase in segment results reflects an $18 million increase in base management, incentive management and franchise fees, $6 million of stronger owned and leased results, $4 million of higher gains, and a $2 million increase in equity results, partially offset by $7 million of higher pre-tax general and administrative costs associated with our bedding incentive program. The increase in gains is primarily attributable to the repayment, before maturity, to us of the loan we made to the Courtyard Joint Venture (see the discussion which follows in “Liquidity and Capital Resources” under the caption “Courtyard Joint Venture”). The increase in fees is largely due to higher RevPAR, driven primarily by rate increases as well as by occupancy improvements, favorably impacting property level house profits (above minimum thresholds), and to the growth in the number of rooms. Across our Select-Service Lodging segment, we have added 72 hotels (8,921 rooms) and deflagged 39 hotels (4,860 rooms) since the second quarter of 2004.

Extended-Stay Lodging ($ in millions)	Twenty-Four Weeks Ended		Change
	June 17, 2005	June 18, 2004	2005/2004
Revenues	$262	$244	7%

Segment results	$29	$28	4%

Extended-Stay Lodging includes our Residence Inn, TownePlace Suites, Marriott Executive Apartments, and Marriott ExecuStay brands. Our base and incentive management fees were $6 million higher than last year while our franchise fees, principally associated with our Residence Inn brand, increased $4 million. The increase in franchise fees is largely due to higher RevPAR and the growth in the number of rooms. Since the second quarter of 2004, across our Extended-Stay Lodging segment, we have added 30 hotels (3,332 rooms) and deflagged one hotel (80 rooms). Corporate housing and other revenue, net of direct costs declined $6 million compared to a year ago primarily as a result of the shift towards franchising for our ExecuStay brand and gains were $4 million lower than last year. General and administrative costs were favorable to the prior year by $4 million, primarily reflecting pre-tax expenses in 2005 of $4 million related to our bedding incentive program, more than offset by lower other general and administrative costs, including lower costs associated with ExecuStay’s shift towards franchising.

RevPAR for Select-Service and Extended-Stay Lodging comparable company-operated North American hotels increased 9.5 percent to $76.32. Occupancy for these hotels increased to 73.7 percent, while average daily rates increased 8.7 percent to $103.57.

Timeshare ($ in millions)	Twenty-Four Weeks Ended		Change
	June 17, 2005	June 18, 2004	2005/2004
Revenues	$782	$735	6%

Segment results	$143	$101	42%

Timeshare includes our Marriott Vacation Club International, The Ritz-Carlton Club, Marriott Grand Residence Club and Horizons by Marriott Vacation Club International brands. Timeshare revenues of $782 million in 2005 and $735 million in 2004 include interval sales, base management fees, resort rental fees, and cost reimbursements. Timeshare contract sales, including sales made by our timeshare joint venture projects, which represent sales of timeshare intervals before adjustment for percentage of completion accounting, were down 3 percent as compared to last year reflecting limited available inventory at Ritz-Carlton projects in the current year versus strong Ritz-Carlton contract sales in the year ago period. The favorable segment results versus the prior year reflect a 14 percent increase in timeshare interval sales and services revenue primarily reflecting higher financially reportable development revenue, higher margins primarily resulting from the mix of units sold, $4 million of higher gains associated with land sales and our note sale, higher services income, relatively flat joint venture results and $3 million of increased general and administrative expenses. The increase in financing income is primarily due to a higher average notes receivable portfolio balance in 2005 and a note sale gain of $29 million in 2005 versus $27 million in the prior year.

Synthetic Fuel

For the twenty-four weeks ended June 17, 2005, the synthetic fuel operation generated revenue of $206 million versus revenue of $111 million for the twenty-four weeks ended June 18, 2004, primarily due to the accounting impact associated with the consolidation of our synthetic fuel operations from the start of the 2004 second quarter versus accounting for the synthetic fuel operations using the equity method of accounting in the 2004 first quarter.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46(R)”) on the last day of the 2004 first quarter. As a result of adopting FIN 46(R), we consolidated the synthetic fuel operations. Accordingly, as we accounted for the synthetic fuel operations using the equity method of accounting throughout the 2004 first quarter, there was no revenue or operating income impact, whereas there was both a revenue and an operating income impact in the first quarter of 2005.

The $20 million increase in synthetic fuel net income to $62 million from $42 million is primarily due to our increased proportion of tax credits associated with the three synthetic fuel facilities that were under IRS review, and equity losses in 2004 versus none in 2005, partially offset by our decreased proportion of tax credits associated with the facility that was not under IRS review and lower gains and other income in 2005 reflecting lower earn-out payments received from our partner. In addition, higher operating losses reflect the impact of FIN 46(R) as noted above and cost increases, offset to some extent by lower production.

The table below details the impact of our Synthetic Fuel segment on our tax benefit (provision) and net income:

	Twenty-Four Weeks Ended June 17, 2005			Twenty-Four Weeks Ended June 18, 2004
($ in millions)	As Reported	Syn. Fuel Impact	Before Syn. Fuel	As Reported	Syn. Fuel Impact	Before Syn. Fuel
Operating income (loss)	$199	$(81)	$280	$269	$(30)	$299
Gains and other income (expense)	58	(1)	59	52	9	43
Interest income, provision for loan losses and interest expense	(4)	—	(4)	19	—	19
Equity in earnings (losses)	1	—	1	(29)	(28)	(1)

Income (loss) before income taxes and minority interest	254	(82)	336	311	(49)	360

Tax (provision) benefit	(91)	24	(115)	(115)	13	(128)
Synthetic fuel tax credits	106	106	—	64	64	—

Total tax benefit (provision)	15	130	(115)	(51)	77	(128)

Income before minority interest	269	48	221	260	28	232
Minority interest	14	14	—	14	14	—

Net income	$283	$62	$221	$274	$42	$232

For additional information see the preceding analysis of results of operations for the Synthetic Fuel segment for the twelve weeks ended June 17, 2005, compared to the twelve weeks ended June 18, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and our Credit Facilities

We are party to a multicurrency revolving credit agreement that provides for aggregate borrowings of $2 billion expiring in 2010, which supports our commercial paper program and letters of credit. This facility became effective on June 6, 2005, replacing two multicurrency credit agreements in the same aggregate amount which would otherwise have expired in 2006. As with the facilities it replaced, borrowings under this new facility bear interest at LIBOR plus a spread based on our public debt rating. With the exception of the 2010 expiration date, the material terms of the new credit agreement are the same as those of the replaced agreements.

At June 17, 2005, we had no loans outstanding under the facility. At June 17, 2005, our cash balances combined with our available borrowing capacity under the credit facility amounted to $2.4 billion. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements, including repayment of our Series B senior notes totaling $200 million which mature on November 15, 2005.

Cash and equivalents totaled $471 million at June 17, 2005, a decrease of $299 million from year-end 2004, reflecting activity for the twenty-four weeks ended June 17, 2005 including: purchases of treasury stock ($753 million); equity and cost method investments ($210 million) including, as described below, the “Marriott and Whitbread Joint Venture;” capital expenditures ($133 million); dividend payments ($38 million) and other cash outflows net of other cash inflows ($55 million). Partially offsetting these cash outflows were cash inflows associated with the following: loan collections and sales net of advances ($417 million) including the loan associated with the Courtyard Joint Venture as described below; strong operations ($333 million); common stock issuances ($87 million); and debt issuances net of debt repayments ($53 million).

While our timeshare business generates strong operating cash flow, the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing affects quarterly amounts. We include timeshare interval sales we finance in cash from operations when we collect cash payments or the notes are sold for cash. The following table shows the net operating activity from our timeshare business (which excludes the portion of net income from our timeshare business):

	Twenty-Four Weeks Ended
($ in millions)	June 17, 2005	June 18, 2004
Timeshare development, less cost of sales	$52	$6
New timeshare mortgages, net of collections	(192)	(160)
Loan repurchases	(10)	(8)
Note sale gains	(29)	(27)
Note sale proceeds	176	141
Financially reportable sales (in excess of) lower than closed sales	(48)	29
Collection on retained interests in notes sold and servicing fees	37	62
Other cash inflows	26	49

Net cash inflows from timeshare activity	$12	$92

Asset Securitizations and Other

In June 2005, we sold $196 million of notes receivable generated by our timeshare business in connection with the sale of timeshare intervals. In conjunction with the sale, we received net proceeds of $176 million, retained residual interests of $50 million, and recorded a gain of $29 million. We used the following key assumptions to measure the fair value of the residual interests: discount rate of 8.15 percent; expected annual prepayments, including defaults, of 19.16 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 72 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 37 months. Our key assumptions are based on experience.

In the second quarter of 2005 we also sold one lodging note for cash proceeds of $34 million. In addition, including the mezzanine loan associated with the Courtyard Joint Venture (described more fully below under the caption “Courtyard Joint Venture”), $367 million of notes receivable due to us have been repaid since year-end 2004.

Debt

In the first half of 2005, debt increased by $107 million, due to the second quarter 2005 issuance of $348 million (book value) of Series F senior notes (described more fully below) and other debt increases of $34 million, partially offset by the maturity in April 2005 of $275 million of Series D senior notes.

On June 9, 2005, we entered into a Terms Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and other Underwriters to sell $350 million aggregate principal amount of 4 5/8 percent Series F Notes due 2012 (the “Notes”). The offering of the Notes closed on June 14, 2005. We received net proceeds of approximately $346 million from this offering, after deducting a discount and underwriting fees, and we used these proceeds to repay commercial paper borrowings and for general corporate purposes.

Interest on the Notes will be paid on June 15 and December 15 of each year, commencing on December 15, 2005. The Notes will mature on June 15, 2012, and are redeemable, in whole or in part, at any time and from time to time under the terms provided in the Form of Note. The Notes were issued under an indenture with JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, dated as of November 16, 1998.

Share Repurchases

We purchased 12.3 million shares of our Class A Common Stock during the twenty-four weeks ended June 17, 2005, at an average price of $63.86 per share.

Courtyard Joint Venture

During the 2005 second quarter, Sarofim Realty Advisors (“Sarofim”), on behalf of an institutional investor, completed the acquisition of a 75 percent interest in the Courtyard Joint Venture, and we signed new long-term management agreements with the joint venture. The transaction will result in an accelerating pace of reinventions and upgrades at the joint venture’s hotels.

Prior to Sarofim’s acquisition, we and Host Marriott owned equal shares in the 120-property joint venture. With the addition of the new equity, our interest in the joint venture has declined to approximately 21 percent and Host Marriott’s interest declined to less than 4 percent. As part of the completed transaction, our mezzanine loan to the joint venture (including accrued interest) totaling approximately $269 million was repaid. We are making available to the joint venture a seven year subordinated loan of up to $129 million, primarily to fund renovation costs in 2005 and 2006 for the remaining hotels in the portfolio. No fundings have yet occurred.

Marriott and Whitbread Joint Venture

We announced in the first quarter of 2005 that we had signed an agreement with Whitbread PLC (“Whitbread”) to establish a 50/50 joint venture to acquire Whitbread’s portfolio of 46 franchised Marriott and Renaissance hotels of over 8,000 rooms, and for us to take over management of the entire portfolio of hotels upon the transfer of the hotels to the new joint venture. Closing occurred in the 2005 second quarter.

Whitbread sold its interest in the 46 hotels to the joint venture for approximately £995 million. Whitbread received approximately £710 million in cash (including £620 million from senior debt proceeds) and 50 percent of the preferred and ordinary shares of the joint venture and non-voting deferred consideration shares valued at £285 million. We contributed approximately £90 million ($171 million) in the second quarter of 2005 for the remaining 50 percent of the preferred and ordinary shares of the joint venture. As the joint venture sells the hotels, our interest in the joint venture will be redeemed. The joint venture expects to sell properties to investors over the next two years subject to long-term management agreements with us.

CTF Holdings Ltd. (“CTF”)

During the 2005 second quarter, we signed a purchase and sale agreement with CTF to purchase 32 properties (in each case through a purchase of real estate, a purchase of the entity that owned the hotel, or an assignment of CTF’s leasehold rights) and certain joint venture interests from CTF for an aggregate price of $1,452 million. At that time, all of the properties were operated by us or our subsidiaries and included 29 Renaissance Hotels & Resorts brand properties and three Courtyard brand properties. The agreement permitted us to designate substitute purchasers at closing. Sunstone Hotel Investors, Inc. (“Sunstone”), Walton Street Capital, L.L.C. (“Walton Street”), and Tarsadia Hotels (“Tarsadia”) signed separate agreements with us to be substitute purchasers and acquire 15 hotels and certain joint venture interests from CTF for approximately $1 billion at the transaction’s closing. Sunstone agreed to purchase five hotels and one joint venture interest for $419 million, Walton Street agreed to purchase eight hotels for $578 million, and Tarsadia agreed to purchase two hotels for $29 million. Walton Street and Sunstone also agreed to invest a combined $68 million to further upgrade the 13 hotels they were acquiring and enter into new long-term management agreements with us.

The Walton Street, Sunstone, and Tarsadia closings took place on June 23, 2005, after the end of our second quarter. We continue to manage the hotels purchased by Walton Street and Sunstone under long-term agreements. The two hotels purchased by Tarsadia are being operated under short-term management and franchise agreements.

We also completed the purchase of 12 hotels from CTF, on June 23, 2005, for an aggregate price of $374 million and are currently discussing the sale of a number of these hotels with potential purchasers. Our purchase of the five remaining hotels and a joint venture interest, which represent $52 million of the previously announced total purchase price was postponed pending receipt of certain third-party consents. We expect to close on those remaining hotels before the end of the year. We plan to sell 11 of the hotels we purchase in this transaction to third-party owners. The remaining six hotels are operated under leases, five of which expire by 2012.

We and CTF also exchanged legal releases effective as of the closing date, and the litigation and arbitration between the two companies is now dismissed, including litigation and arbitration involving CTF and its affiliates described under Footnote No. 6, “Contingencies.”

On the closing date we and CTF also modified management agreements on 29 other CTF-leased hotels, 28 located in Europe and one hotel located in the United States. We became secondarily liable for annual rent payments for certain of these hotels when we acquired the Renaissance Hotel Group N.V. in 1997. We will continue to manage 16 of these hotels under new long-term management agreements. CTF has placed approximately $89 million in trust accounts to cover possible shortfalls in cash flow necessary to meet rent payments under these leases. In turn, we released CTF affiliates from their guarantees in connection with these leases. Our third quarter financial statements will reflect us as lessee on these hotels with minimum annual payments of approximately $48 million.

For the remaining 13 European leased hotels, CTF may terminate management agreements with us as CTF obtains releases from landlords of our back-up guarantees. Pending completion of the CTF-landlord agreements, we continue to manage these hotels under modified management agreements and remain secondarily liable under certain of these leases. CTF has made available €35 million in cash collateral in the event that we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liabilities will decline.

We also continue to manage three hotels in the United Kingdom under amended management agreements with CTF-affiliated companies and continue to manage 14 properties in Asia on behalf of New World Development Company Limited and its affiliates. CTF’s principals are officers, directors and stockholders of New World Development Company Limited. The owners of the UK and Asian hotels have agreed to invest $17 million to renovate those properties.

In the 2005 second quarter we recorded a $94 million pre-tax charge primarily due to the non-cash write-off of deferred contract acquisition costs associated with the expected termination of the existing management agreements. As described above, we entered into new long-term management agreements with CTF, Walton Street and Sunstone at the closing of the transactions, and we expect that the hotels we acquired will also be sold subject to long-term management agreements.

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

Internal Control Over Financial Reporting

During the second quarter of 2005, we began the phased implementation of an enterprise-wide general ledger and financial reporting system, which will be implemented across all business units over the next several quarters. The implementation is being performed in the ordinary course of business to improve efficiency through the use of a single common application platform with more current technology.

There have been no other changes in internal control over financial reporting that occurred during the first two quarters that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 26, 2005 – April 22, 2005	1.4	$64.91	1.4	12.0
April 23, 2005 – May 20, 2005	4.7	62.30	4.7	7.3
May 21, 2005 – June 17, 2005	1.0	68.39	1.0	6.3

(1)	On April 30, 2004, we announced that our Board of Directors increased by 20 million shares, the authorization to repurchase our common stock for a total outstanding authorization of approximately 25 million shares on that date. That authorization is ongoing and does not have an expiration date. We repurchase shares in the open-market and in privately negotiated transactions.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 6, 2005. The shareholders (1) re-elected directors J.W. Marriott, Jr., Debra L. Lee, George Muñoz and William J. Shaw; (2) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2005; (3) approved an increase of five million shares of the Company’s Class A Common Stock authorized for issuance under the Company’s 2002 Comprehensive Stock and Cash Incentive Plan; (4) approved a shareholder proposal to declassify the Board of Directors and establish annual election of all directors; and (5) defeated a shareholder proposal to require election of directors by a majority of votes cast at an Annual Meeting.

The following table sets forth the votes cast with respect to each of these matters:

MATTER	FOR	AGAINST	WITHHELD	ABSTAIN
Re-election of J.W. Marriott, Jr.	1,836,579,250	—	55,783,580	—
Re-election of Debra L. Lee	1,861,361,240	—	31,001,590	—
Re-election of George Muñoz	1,865,045,590	—	27,317,240	—
Re-election of William J. Shaw	1,796,457,710	—	95,905,120	—
Ratification of appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2005	1,871,966,840	11,962,670	—	8,433,320
Approval of an increase of five million shares of the Company’s Class A Common Stock authorized for issuance under the Company’s 2002 Comprehensive Stock and Cash Incentive Plan	880,297,170	760,676,140	—	16,389,550
Shareholder proposal to declassify the Board of Directors and establish annual election of all directors	914,915,160	720,816,800	—	21,630,900
Shareholder proposal to require election of directors by a majority of votes cast at an Annual Meeting	639,150,050	995,014,380	—	23,198,430

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
4.1	Form of 4.625% Series F Note due 2012.	Exhibit No. 4.2 to our Form 8-K dated June 9, 2005.

10.1	Deferred compensation grant for J.W. Marriott, Jr.	Our Form 8-K dated May 5, 2005.

10.2	Purchase and Sale Agreement with CTF Holdings Ltd., dated as of April 27, 2005.	Filed with this report.

10.3	Purchase and Sale Agreement with WSRH Holdings, LLC, dated as of April 27, 2005.	Filed with this report.

10.4	Purchase and Sale Agreement with Sunstone Hotel Investors, Inc., dated as of April 27, 2005.	Filed with this report.

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
10.5	Third Amendment Agreement regarding Synthetic American Fuel Enterprises I, LLC, dated as of April 28, 2005.	Filed with this report.

10.6	Fourth Amendment Agreement regarding Synthetic American Fuel Enterprises II, LLC, dated as of April 29, 2005.	Filed with this report.

10.7	$2.0 billion Credit Agreement dated as of June 3, 2005, with Citibank, N.A. as Administrative Agent and certain banks.	Exhibit No. 10 to our Form 8-K dated June 3, 2005.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.

22nd day of July, 2005

/s/ Arne M. Sorenson
Arne M. Sorenson Executive Vice President and Chief Financial Officer

/s/ Carl T. Berquist
Carl T. Berquist Executive Vice President, Financial Information and Enterprise Risk Management and Principal Accounting Officer