Form 10-Q
period 2005-09-09
MARRIOTT INTERNATIONAL INC /MD/
filed 2005-10-13
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 9, 2005

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

Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Class	Shares outstanding at September 30, 2005
Class A Common Stock, $0.01 par value	208,369,576

MARRIOTT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
REVENUES
Base management fees	$108	$97	$342	$302
Franchise fees	78	74	226	207
Incentive management fees	30	21	132	90
Owned, leased, corporate housing and other revenue	236	153	583	491
Timeshare interval sales and services	393	299	1,074	898
Cost reimbursements	1,771	1,573	5,248	4,772
Synthetic fuel	98	87	304	198

	2,714	2,304	7,909	6,958

OPERATING COSTS AND EXPENSES
Owned, leased and corporate housing – direct	197	139	480	428
Timeshare – direct	330	249	871	746
Reimbursed costs	1,771	1,573	5,248	4,772
General, administrative and other	149	126	557	385
Synthetic fuel	132	118	419	259

	2,579	2,205	7,575	6,590

OPERATING INCOME	135	99	334	368

Gains and other income	39	43	97	95
Interest expense	(24)	(23)	(69)	(69)
Interest income	13	33	65	98
Provision for loan losses	(17)	—	(28)	—
Equity in (losses) earnings – Synthetic fuel	—	—	—	(28)
– Other	17	(8)	18	(9)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	163	144	417	455
Provision for income taxes	(33)	(28)	(18)	(79)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	130	116	399	376
Minority interest	18	16	32	30

INCOME FROM CONTINUING OPERATIONS	148	132	431	406
Discontinued Operations	1	1	1	1

NET INCOME	$149	$133	$432	$407

EARNINGS PER SHARE – Basic
Earnings from continuing operations	$0.69	$0.59	$1.96	$1.78
Earnings from discontinued operations	—	—	—	0.01

Earnings per share	$0.69	$0.59	$1.96	$1.79

EARNINGS PER SHARE – Diluted
Earnings from continuing operations	$0.65	$0.55	$1.83	$1.69
Earnings from discontinued operations	—	0.01	—	—

Earnings per share	$0.65	$0.56	$1.83	$1.69

DIVIDENDS DECLARED PER SHARE	$0.105	$0.085	$0.295	$0.245

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

($ in millions)

	September 9, 2005 (Unaudited)	December 31, 2004
ASSETS

Current assets
Cash and equivalents	$161	$770
Accounts and notes receivable	914	797
Current deferred taxes, net	184	162
Assets held for sale	487	23
Other	223	194

	1,969	1,946

Property and equipment	2,504	2,389

Intangible assets
Goodwill	924	923
Contract acquisition costs	446	513

	1,370	1,436

Cost method investments	237	70
Equity method investments	242	249

Notes receivable
Loans to equity method investees	33	526
Loans to timeshare owners	392	289
Other notes receivable	288	374

	713	1,189

Other long-term receivables	383	326
Deferred taxes, net	522	397
Other	675	666

	$8,615	$8,668

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$215	$489
Accounts payable	610	570
Accrued payroll and benefits	487	508
Liability for guest loyalty program	303	302
Self-insurance reserves	78	71
Liabilities of assets held for sale	30	—
Other payables and accruals	447	416

	2,170	2,356

Long-term debt	1,602	836
Liability for guest loyalty program	730	640
Self-insurance reserves	181	163
Other long-term liabilities	618	580
Minority interest	11	12

Shareholders’ equity
Class A common stock	3	3
Additional paid-in capital	3,530	3,423
Retained earnings	2,291	1,951
Deferred compensation	(153)	(108)
Treasury stock, at cost	(2,357)	(1,197)
Accumulated other comprehensive (loss) income	(11)	9

	3,303	4,081

	$8,615	$8,668

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

(Unaudited)

	Thirty-Six Weeks Ended
	September 9, 2005	September 10, 2004
OPERATING ACTIVITIES
Income from continuing operations	$431	$406
Adjustments to reconcile to cash provided by operating activities:
Income from discontinued operations	1	1
Depreciation and amortization	126	115
Minority interest in results of synthetic fuel operation	(32)	(29)
Income taxes	(71)	—
Timeshare activity, net	(93)	36
Other	152	(51)
Working capital changes	(37)	3

Net cash provided by operating activities	477	481

INVESTING ACTIVITIES
Capital expenditures	(626)	(115)
Dispositions	37	250
Loan advances	(53)	(76)
Loan collections and sales	614	134
Equity and cost method investments	(201)	(67)
Other	(46)	(2)

Net cash (used in) provided by investing activities	(275)	124

FINANCING ACTIVITIES
Commercial paper, net	390	50
Issuance of long-term debt	354	16
Repayment of long-term debt	(319)	(158)
Issuance of Class A common stock	104	100
Dividends paid	(61)	(54)
Purchase of treasury stock	(1,266)	(586)
Earn-outs paid, net	(13)	—

Net cash used in financing activities	(811)	(632)

DECREASE IN CASH AND EQUIVALENTS	(609)	(27)
CASH AND EQUIVALENTS, beginning of period	770	229

CASH AND EQUIVALENTS, end of period	$161	$202

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

In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 9, 2005 and December 31, 2004, the results of our operations for the twelve and thirty-six weeks ended September 9, 2005 and September 10, 2004 and our cash flows for the thirty-six weeks ended September 9, 2005 and September 10, 2004. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

2.	Earnings Per Share

The table below illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

(in millions, except per share amounts)	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
Computation of Basic Earnings Per Share

Income from continuing operations	$148	$132	$431	$406
Weighted average shares outstanding	215.3	225.9	220.4	227.5

Basic earnings per share from continuing operations	$0.69	$0.59	$1.96	$1.78

Computation of Diluted Earnings Per Share

Income from continuing operations	$148	$132	$431	$406

Weighted average shares outstanding	215.3	225.9	220.4	227.5

Effect of dilutive securities
Employee stock option plans	9.4	8.0	9.8	8.0
Deferred stock incentive plans	3.7	4.2	3.7	4.2
Restricted stock units	0.9	0.8	1.4	0.7
Convertible debt	—	—	—	0.5

Shares for diluted earnings per share	229.3	238.9	235.3	240.9

Diluted earnings per share from continuing operations	$0.65	$0.55	$1.83	$1.69

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period.

3.	Share-Based Compensation

We have several share-based employee compensation plans that we account for using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we do not reflect share-based employee compensation cost in net income for our Stock Option Program or the Supplemental Executive Stock Option awards.

The following table shows share-based employee compensation costs we recognized in the twelve and thirty-six weeks ended September 9, 2005 and September 10, 2004, and our deferred compensation balance at September 9, 2005 and December 31, 2004.

	Reported Share-Based Compensation, Net of Tax
	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
Deferred share grants	$1	$1	$3	$3
Restricted share grants	1	1	2	3
Restricted stock units	8	4	23	15

	$10	$6	$28	$21

($ in millions)	Deferred Compensation Balance
	September 9, 2005	December 31, 2004
Deferred share grants	$9	$14
Restricted share grants	8	10
Restricted stock units	136	84

	$153	$108

During the first three quarters of 2005, we granted approximately 1.4 million units (each representing one share of our Class A common stock) under the restricted stock unit program.

Shares issued to eligible retirees are fully vested at the grant date although they are delivered over a future period. Our policy is to recognize compensation expense over the share delivery period unless the employee terminates his or her employment, in which case the remaining compensation expense is recognized at the date of termination.

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

($ in millions, except per share amounts)	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
Net income, as reported	$149	$133	$432	$407
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	10	6	28	21
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects and estimated reimbursed costs	(15)	(13)	(43)	(40)

Pro forma net income	$144	$126	$417	$388

Earnings per share:
Basic – as reported	$0.69	$0.59	$1.96	$1.79

Basic – pro forma	$0.67	$0.56	$1.89	$1.71

Diluted – as reported	$0.65	$0.56	$1.83	$1.69

Diluted – pro forma	$0.62	$0.53	$1.76	$1.60

4.	Comprehensive Income and Capital Structure

Our total comprehensive income was $139 million and $131 million for the twelve weeks ended September 9, 2005 and September 10, 2004, respectively, and $412 million for both the thirty-six weeks ended September 9, 2005 and September 10, 2004. The principal difference between net income and comprehensive income for both the twelve and thirty-six weeks ended September 9, 2005, relates to foreign currency translation adjustments.

For the thirty-six weeks ended September 9, 2005, approximately 3.8 million shares of our Class A Common Stock were issued as a result of exercised options. In addition, during the first three quarters of 2005 we repurchased approximately 20.3 million shares of our Class A Common Stock at an average price of $64.86 per share.

5.	Business Segments

We are a diversified hospitality company with operations in five business segments:

•	Full-Service Lodging, which includes Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts and Bulgari Hotels & Resorts;

•	Select-Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites;

•	Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites, Marriott ExecuStay and Marriott Executive Apartments;

•	Timeshare, which includes the development, marketing, operation and sale of timeshare, fractional and whole ownership properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Grand Residences by Marriott and Horizons by Marriott Vacation Club International brands; and

•	Synthetic Fuel, which includes our interest in the operation of coal-based synthetic fuel production facilities.

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

($ in millions)	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
Revenues
Full-Service	$1,713	$1,459	$5,093	$4,512
Select-Service	303	277	868	788
Extended-Stay	149	133	411	377
Timeshare	451	348	1,233	1,083

Total Lodging	2,616	2,217	7,605	6,760
Synthetic Fuel	98	87	304	198

	$2,714	$2,304	$7,909	$6,958

($ in millions)	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
Income from Continuing Operations
Full-Service	$129	$79	$275	$292
Select-Service	49	42	130	104
Extended-Stay	14	20	43	48
Timeshare	50	34	193	135

Total Lodging financial results	242	175	641	579
Synthetic Fuel (after-tax)	30	31	92	73
Unallocated corporate expenses	(38)	(28)	(97)	(91)
Interest income, provision for loan losses and interest expense	(28)	10	(32)	29
Income taxes (excluding Synthetic Fuel)	(58)	(56)	(173)	(184)

	$148	$132	$431	$406

($ in millions)	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
Equity in Earnings (Losses) of Equity Method Investees
Full-Service	$16	$(2)	$24	$6
Select-Service	—	(3)	(4)	(9)
Timeshare	—	(2)	(3)	(6)
Synthetic Fuel	—	—	—	(28)
Corporate	1	(1)	1	—

	$17	$(8)	$18	$(37)

Our tax provision of $33 million for the quarter ended September 9, 2005, includes a tax provision of $58 million before the impact of the Synthetic Fuel segment, and our tax provision of $28 million for the quarter ended September 10, 2004, includes a tax provision of $56 million before the impact of the Synthetic Fuel segment. Our tax provision of $18 million for the thirty-six weeks ended September 9, 2005, includes a tax provision of $173 million before the impact of the Synthetic Fuel segment, and our tax provision of $79 million for the thirty-six weeks ended September 10, 2004, includes a tax provision of $184 million before the impact of the Synthetic Fuel segment.

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at September 9, 2005, are as follows:

($ in millions)	Maximum Potential	Liability for Future
Guarantee Type	Amount of Future Fundings	Fundings at September 9, 2005
Debt service	$109	$5
Operating profit	237	18
Project completion	26	—
Other	70	4

Total guarantees where Marriott International is the primary obligor	$442	$27

Our guarantees of $442 million listed above include $67 million for guarantees that will not be in effect until the underlying hotels open and we begin to operate the properties. Guarantees not in effect of $67 million is comprised of $13 million of debt service guarantees and $54 million of operating profit guarantees.

In addition to the guarantees noted above, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

The guarantees of $442 million in the table above also do not include $329 million of guarantees related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”) is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business in 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

Additionally, the guarantees of $442 million in the table above do not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $20 million and total remaining rent payments through the initial term plus available extensions of approximately $230 million. We are also secondarily obligated for real estate taxes and other charges associated with the leases. Third parties have severally indemnified us for all payments we may be required to make in connection with these obligations. Since we assumed the guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future. For additional information, see our discussion under the heading “CTF Holdings Ltd.” in Footnote 9, “Acquisitions and Dispositions” later in this report.

Commitments and Letters of Credit

In addition to the guarantees noted above, as of September 9, 2005, we had extended approximately $141 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $34 million by December 30, 2005, and an additional $76 million in one to three years. We do not expect to fund the remaining $31 million of commitments, which expire as follows: $4 million in one to three years; and $27 million after five years. At September 9, 2005, we also have commitments to invest up to $34 million of equity for minority interests in certain partnerships that plan to purchase both full-service and select-service hotels.

At September 9, 2005, we also had $93 million of letters of credit outstanding on our behalf, the majority of which are related to our self-insurance programs. Surety bonds issued on our behalf as of September 9, 2005, totaled $584 million, the majority of which were requested by federal, state or local governments related to our timeshare and lodging operations and self-insurance programs.

Litigation and Arbitration

On April 8, 2002, we initiated an arbitration proceeding against CTF Hotel Holdings, Inc. and its affiliate, Hotel Property Investments (B.V.I.) Ltd. (“HPI”), in connection with a dispute over procurement and other issues for certain Renaissance hotels and resorts that we manage for CTF Hotel Holdings, Inc. and HPI. On April 12, 2002, CTF Hotel Holdings, Inc. filed a lawsuit in U.S. District Court in Delaware against us and Avendra LLC, alleging that, in connection with procurement at 20 of those hotels, we engaged in improper acts of self-dealing, and claiming breach of fiduciary, contractual and other duties, fraud, misrepresentation, and violations of the RICO and the Robinson-Patman Acts. As part of the transactions with CTF described below in Footnote 9, “Acquisitions and Dispositions,” in Part I of this report, we exchanged legal releases with CTF effective June 23, 2005, and the litigation and arbitration between the two companies and their affiliates is now dismissed.

Synthetic Fuel

The tax credits available under Section 29 of the Internal Revenue Code for the production and sale of synthetic fuels were established by Congress to encourage the development of alternative domestic energy sources. Congress deemed that the incentives provided by Section 29 credits would not be necessary if the price of oil increased beyond certain thresholds as prices would then provide a more natural market for these alternative fuels. As a result, the tax credits available under Section 29 for the production and sale of synthetic fuel in any given calendar year are phased out if the Reference Price of a barrel of oil for that year falls within a specified price range. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and is determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. In 2003 and 2004, the Reference Price was roughly equal to 89 percent of the average price in those years of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil. The price range within which the credit is phased-out was set in 1980 and is adjusted annually for inflation. In 2004, the Reference Price phase-out range was $51.35 to $64.47. Because the Reference Price of a barrel of oil for 2004 was below that range, at $36.75, there was no reduction of the tax credits available for synthetic fuel produced and sold in 2004. We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2005 or future years exceeds the applicable phase-out threshold for those years, the tax credits generated by our synthetic fuel facilities in those years could be reduced or eliminated, which would have a negative impact on our results of operations. In addition, we could be required to reimburse our joint venture partners for excess earn-out payments and capital contributions received with respect to those years.

In July 2004, Internal Revenue Service (“IRS”) field auditors challenged the placed-in-service dates of three of our four synthetic fuel facilities. One of the conditions to qualify for tax credits under Section 29 of the Internal Revenue Code is that the production facility must have been placed in service before July 1, 1998. On June 7, 2005, the IRS National Office issued a Technical Advice Memorandum confirming that the three synthetic fuel facilities in question, which are owned by Synthetic American Fuel Enterprises II, LLC (“SAFE II”), met the placed-in-service requirement under Section 29 of the Internal Revenue Code.

As discussed in Footnote 11, “Synthetic Fuel,” later in this report, our partner has the option to have us redeem its approximately 50 percent ownership interest in the three synthetic fuel facilities owned by SAFE II on December 31, 2005.

Investment in Leveraged Lease

At September 9, 2005, we have a $23 million gross investment in an aircraft leveraged lease with Delta Air Lines, Inc. (“Delta”) which we acquired in 1994. On September 14, 2005, Delta filed for bankruptcy protection under Chapter 11 of the

U.S. Bankruptcy Code and informed us that it wishes to restructure the lease. As a result, we believe our investment is impaired, and have recorded a pre-tax charge of approximately $17 million for the quarter ended September 9, 2005.

7.	Long-Term Debt

Our long-term debt at September 9, 2005 and December 31, 2004, consisted of the following:

($ in millions)	September 9, 2005	December 31, 2004
Senior Notes:
Series B, interest rate of 6.875%, maturing November 15, 2005	$200	$200
Series C, interest rate of 7.875%, maturing September 15, 2009	299	299
Series D, matured April 1, 2005	—	275
Series E, interest rate of 7.0%, maturing January 15, 2008	293	293
Series F, interest rate of 4.625%, maturing June 15, 2012	348	—
Commercial paper, average interest rate of 3.7% at September 9, 2005	390	—
Mortgage debt, average interest rate of 7.9%, maturing May 15, 2025	172	174
Other	115	84

	1,817	1,325
Less current portion	(215)	(489)

	$1,602	$836

As of the end of our 2005 third quarter, all debt, other than mortgage debt and $5 million of other debt, is unsecured.

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

In the 2005 second quarter, we sold $196 million of notes receivable generated by our timeshare business in connection with the sale of timeshare intervals. In conjunction with the sale, we received net proceeds of $176 million, retained residual interests of $50 million, and recorded a gain of $29 million. We used the following key assumptions to measure the fair value of the residual interests: discount rate of 8.15 percent; expected annual prepayments, including defaults, of 19.16 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 72 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 37 months. Our key assumptions are based on our experience with other timeshare notes receivable that we originated.

9.	Acquisitions and Dispositions

Marriott and Whitbread Joint Venture

We announced in the first quarter of 2005 that we had signed an agreement with Whitbread PLC (“Whitbread”) to establish a 50/50 joint venture to acquire Whitbread’s portfolio of 46 franchised Marriott and Renaissance hotels totaling over 8,000 rooms, and for us to take over management of the entire portfolio of hotels upon the transfer of the hotels to the new joint venture. Closing occurred in the 2005 second quarter.

Whitbread sold its interest in the 46 hotels to the joint venture for approximately £995 million. Whitbread received approximately £710 million in cash (including £620 million from senior debt proceeds) and 50 percent of the preferred and ordinary shares of the joint venture and non-voting deferred consideration shares valued at £285 million. We contributed approximately £90 million ($171 million) in the second quarter of 2005 for the remaining 50 percent of the preferred and ordinary shares of the joint venture. The joint venture is currently discussing the sale of the hotels with a number of potential purchasers. As the joint venture sells the hotels, our interest in the joint venture will be redeemed. The joint venture expects to sell properties to investors over the next two years subject to long-term management agreements with us.

CTF Holdings Ltd.

During the 2005 second quarter, we signed a purchase and sale agreement with CTF Holdings Ltd. and certain of its affiliates (collectively “CTF”) to purchase 32 properties (in each case through a purchase of real estate, a purchase of the entity that owned the hotel, or an assignment of CTF’s leasehold rights) and certain joint venture interests from CTF for an aggregate price of $1,452 million. At that time, all of the properties were operated by us or our subsidiaries and included 29 Renaissance Hotels & Resorts brand properties and three Courtyard brand properties. The agreement permitted us to designate substitute purchasers at closing. Sunstone Hotel Investors, Inc. (“Sunstone”), Walton Street Capital, L.L.C. (“Walton Street”) and Tarsadia Hotels (“Tarsadia”) signed separate agreements with us to be substitute purchasers and acquire 15 hotels and certain joint venture interests from CTF for $1.026 billion at the transaction’s closing. Sunstone agreed to purchase five hotels and one joint venture interest for $419 million; Walton Street agreed to purchase eight hotels for $578 million; and Tarsadia agreed to purchase two hotels for $29 million. Walton Street and Sunstone also agreed to invest a combined $68 million to further upgrade the 13 hotels they were acquiring and enter into new long-term management agreements with us.

The Walton Street, Sunstone, and Tarsadia closings took place during our third quarter. We continue to manage the properties purchased by Walton Street and Sunstone under long-term agreements. The two properties purchased by Tarsadia are being operated under short-term management and franchise agreements.

Of the remaining 17 properties in the CTF transaction, we completed the purchase of 13 properties during the third quarter for an aggregate price of $386 million and are currently discussing the sale of a number of these properties with potential purchasers. A third party purchased two of the four remaining properties subsequent to the third quarter for $28 million. The sale of the remaining two properties has been postponed pending receipt of certain third-party consents. We plan to sell eight of the properties we have purchased to date to third-party owners, and the balances related to these properties are classified within the “Assets held for sale” and “Liabilities of assets held for sale” captions in our Condensed Consolidated Balance Sheet. The remaining five properties are operated under leases, four of which expire by 2012.

We and CTF also exchanged legal releases effective as of the closing date, and the litigation and arbitration that was outstanding between the two companies and their affiliates is now dismissed.

On the closing date we and CTF also modified management agreements on 29 other CTF-leased hotels, 28 located in Europe and one hotel located in the United States. We became secondarily liable for annual rent payments for certain of these hotels when we acquired the Renaissance Hotel Group N.V. in 1997. We continue to manage 16 of these hotels under new long-term management agreements, however due to certain provisions in the management agreements, we account for these contracts as operating leases. CTF has placed approximately $89 million in trust accounts to cover possible shortfalls in cash flow necessary to meet rent payments under these leases. In turn, we released CTF affiliates from their guarantees in connection with these leases. Approximately $81 million remained in these trust accounts at the end of the 2005 third quarter. Our financial statements reflect us as lessee on these hotels with total minimum lease payments of approximately $532 million through the end of the lease term and minimum annual lease payments of approximately $47 million.

For the remaining 13 European leased hotels, CTF may terminate management agreements with us if and when CTF obtains releases from landlords of our back-up guarantees. Pending completion of the CTF-landlord agreements, we continue to manage these hotels under modified management agreements and remain secondarily liable under certain of these leases. CTF has made available €35 million in cash collateral in the event that we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $230 million will decline.

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

In the 2005 second quarter we recorded a $94 million pre-tax charge primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of the existing management agreements. As described above, we entered into new long-term management agreements with CTF, Walton Street and Sunstone at the closing of the transactions, and we expect that most of the hotels we acquired will also be sold subject to long-term management agreements.

10.	Notes Receivable

($ in millions)	September 9, 2005	December 31, 2004
Loans to timeshare owners	$431	$315
Lodging senior loans	59	75
Lodging mezzanine and other loans	364	867

	854	1,257
Less current portion	(141)	(68)

	$713	$1,189

Amounts due within one year are classified as current assets in the caption accounts and notes receivable in the accompanying Consolidated Balance Sheet, including $39 million and $26 million, respectively, as of September 9, 2005, and December 31, 2004, related to the loans to timeshare owners.

11.	Synthetic Fuel

In the 2005 second quarter, we entered into an amendment agreement with our synthetic fuel partner. This amendment extended until June 30, 2005, the period in which our partner had the right to elect to have its approximately 50 percent ownership interest in the three SAFE II synthetic fuel facilities that were subject to the IRS’s placed-in-service challenge redeemed. Our joint venture partner had the right to have us redeem its ownership interest in those three facilities because the IRS’s placed-in-service challenge remained outstanding as of March 31, 2005. Under the terms of the amendment, our partner was allocated 1 percent of the tax credits from those three facilities until May 31, 2005. Effective as of June 1, 2005, our partner’s share of the tax credits from those three facilities has returned to approximately 50 percent.

On June 7, 2005, the IRS National Office issued a Technical Advice Memorandum confirming that the three SAFE II synthetic fuel facilities that were under IRS review met the placed-in-service requirement under Section 29 of the Internal Revenue Code.

In the 2005 third quarter, we entered into an amendment agreement with our synthetic fuel partner that gave our partner the option to have us redeem its approximately 50 percent ownership interest in the three synthetic fuel facilities owned by SAFE II on November 30, 2005 or December 31, 2005. Our partner has elected not to exercise the option to have us redeem its interest on November 30, 2005, and has until November 1, 2005, to elect to have us redeem its interest on December 31, 2005.

12.	Variable Interest Entities

In conjunction with the transaction with CTF described more fully in Footnote 9, “Acquisitions and Dispositions,” we manage 15 hotels on behalf of four tenant entities 100 percent owned by CTF, which lease the 15 hotels from third-party owners. The entities have minimal equity and minimal assets comprised of hotel working capital. CTF has placed money in a trust account to cover cash flow shortfalls and to meet rent payments. At September 9, 2005, there is approximately $53 million in the trust. The entities are variable interest entities under FIN 46(R), “Consolidation of Variable Interest Entities,” Revised. We do not consolidate the entities as we do not bear the majority of the expected losses. We are liable for rent payments for nine of the 15 hotels in the event that there is a cash flow shortfall and there is not money left in the trust. Future minimum lease payments through the end of the lease term for these nine hotels total approximately $149 million, which is included in the total minimum lease payments of $532 million noted in Footnote 9, “Acquisitions and Dispositions,” under the caption “CTF Holdings Ltd.” In addition, we have guaranteed to CTF that we will fund rent shortfalls up to approximately $37 million, which is also included in the total minimum lease payments of $532 million noted in Footnote 9, relating to the remaining six hotels in the event that there is not money left in the trust.

We also manage one hotel on behalf of a tenant entity 100 percent owned by CTF, which leases the hotel from a third-party owner. The entity has minimal equity and minimal assets comprised of hotel working capital. CTF has placed money in a trust account to cover cash flow shortfalls and to meet rent payments. At September 9, 2005, there is approximately $28 million in the trust. The entity is a variable interest entity under FIN 46(R). We consolidate the entity as we bear the majority of the expected losses. We are liable for rent payments for this hotel in the event that there is a cash flow shortfall and there is not money left in the trust. Future minimum lease payments through the end of the lease term total $218 million, which is included in the total minimum lease payments of $532 million noted in Footnote 9, under the caption “CTF Holdings Ltd.”

As described in Footnote 9, under the heading “Marriott and Whitbread Joint Venture,” in the 2005 second quarter we formed a joint venture with Whitbread for the purpose of acquiring a portfolio of 46 hotels from Whitbread to be managed by us. The joint venture is a variable interest entity under FIN 46(R). The purchase price of the portfolio was approximately £995 million. As of the end of our 2005 third quarter, our maximum exposure to loss from our investment in this joint venture is $165 million. We do not consolidate the joint venture since we do not bear the majority of the expected losses or expected residual returns.

13.	Courtyard Joint Venture

During the 2005 second quarter, Sarofim Realty Advisors (“Sarofim”), on behalf of an institutional investor, completed the acquisition of a 75 percent interest in the Courtyard Joint Venture, and we signed new long-term management agreements with the joint venture. The transaction will result in an accelerating pace of reinventions and upgrades at the joint venture’s 120 hotels.

Prior to Sarofim’s acquisition, we and Host Marriott owned equal shares in the 120-property joint venture. With the addition of the new equity, our interest in the joint venture has declined to approximately 21 percent and Host Marriott’s interest declined to less than 4 percent. As part of the completed transaction, our mezzanine loan to the joint venture (including accrued interest) totaling approximately $269 million was repaid. We are making available to the joint venture a seven year subordinated loan of up to $129 million, primarily to fund renovation costs in 2005 and 2006 for the remaining hotels in the portfolio. No fundings have yet occurred, and in total we expect to fund no more than $104 million.

14.	New Accounting Pronouncements

Statement of Position 04-2, “Accounting for Real Estate Time-sharing Transactions”

In December 2004, the American Institute of Certified Public Accountants issued Statement of Position 04-2, “Accounting for Real Estate Time-sharing Transactions,” (the “SOP”) and the FASB amended FAS No. 66, “Accounting for Sales of Real Estate,” and FAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to exclude accounting for real estate time-sharing transactions from these statements. The SOP will be effective for fiscal years beginning after June 15, 2005.

Under the SOP, we will charge the majority of the costs we incur to sell timeshares to expense when incurred. We will also record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time that we recognize profit on a timeshare sale. We will also account for rental and other operations during holding periods as incidental operations, which require us to record any excess costs as a reduction of inventory costs.

We estimate that the initial adoption of the SOP in our 2006 first quarter, which we will report as a cumulative effect of a change in accounting principle in our fiscal year 2006 financial statements, will result in a one-time non-cash pre-tax charge of approximately $150 million to $175 million, consisting primarily of the write-off of deferred selling costs and establishing the required reserve on notes. We estimate that the ongoing impact of adoption in subsequent periods will be immaterial.

FAS No. 123 (revised 2004), “Share-Based Payment”

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” We will adopt FAS No. 123R at the beginning of our 2006 fiscal year. We estimate the adoption of FAS No. 123R, using the modified prospective method, will result in incremental pre-tax expense in fiscal year 2006 of approximately $45 million, based on our current share-based payment compensation plans, assumptions reflecting currently available information and recent interpretations related to accounting for share-based awards granted to eligible retirees.

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

We are subject to the range of operating risks common to the hotel, timeshare and corporate apartment industries. The profitability of the hotels, vacation timeshare resorts and corporate apartments that we operate or franchise may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms, timeshares and apartments;

(2)	international, national and regional economic conditions;

(3)	the impact of war and terrorist activity (including threats terrorist activity) and heightened travel security measures instituted in response thereto on business and leisure travel;

(4)	the desirability of particular locations and changes in travel patterns;

(5)	travelers’ fears of exposure to contagious diseases, such as Severe Acute Respiratory Syndrome (“SARS”) and Avian Flu, or the occurrence of natural disasters;

(6)	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures and costs;

(7)	the availability of capital to allow us and potential hotel owners and joint venture partners to fund investments;

(8)	regional and national development of competing properties; and

(9)	increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business, including recent increases in energy costs and further increases forecasted by the Department of Energy for the winter of 2005-2006.

Any one or more of these factors could limit or reduce the demand, and therefore the prices we are able to obtain, for hotel rooms, timeshare units and corporate apartments or could increase our costs and therefore reduce the profits of our businesses. In addition, reduced demand for hotels could also give rise to losses under loans, guarantees and minority equity investments that we have made in connection with hotels that we manage. Even where such factors do not reduce demand, our profit margins may suffer if we are unable to fully recover increased operating costs from our customers.

The uncertain pace of the lodging industry’s recovery will continue to impact our financial results and growth. Both the Company and the lodging industry were hurt by several events occurring over the last few years, including the global economic downturn, the terrorist attacks on New York and Washington in September 2001, the global outbreak of SARS in 2003 and military action in Iraq. Business and leisure travel decreased and remained depressed as some potential travelers reduced or avoided discretionary travel in light of increased delays and safety concerns and economic declines stemming from an erosion in consumer confidence. Although both the lodging and travel industries are recovering, the pace, duration and full extent of that recovery remain unclear. Moreover, the aftermath of Hurricanes Katrina and Rita and the as yet unknown effects that the hurricanes and recovery efforts will have on the U.S. economy may set back or impede the progress of the industry’s and our recovery. Accordingly, our financial results and growth could be harmed if that recovery stalls or is reversed.

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

Our ability to grow our management and franchise systems is subject to the range of risks associated with real estate investments. Our ability to sustain continued growth through management or franchise agreements for new hotels and the conversion of existing facilities to managed or franchised Marriott brands is affected, and may potentially be limited, by a variety of factors influencing real estate development generally. These include site availability, financing, planning, zoning and other local approvals and other limitations that may be imposed by market and submarket factors, such as projected room occupancy, changes in growth in demand compared to projected supply, territorial restrictions in our management and franchise agreements, costs of construction, which may increase as a result of Hurricanes Katrina and Rita, and anticipated room rate structure.

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

Risks relating to acts of God, terrorist activity and war could reduce the demand for lodging, which may adversely affect our revenues. Acts of God, such as hurricanes, earthquakes and other natural disasters and the spread of contagious diseases such as SARS and Avian Flu, in locations where we own, manage or franchise significant properties and areas of the world from which we draw a large number of customers can cause a decline in the level of business and leisure travel and reduce the demand for lodging. Wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty can have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms, timeshare units and corporate apartments or limit the prices that we are able to obtain for them, both of which could adversely affect our revenues.

An increase in the use of third-party internet reservation services could adversely impact our revenues. Some of our hotel rooms are booked through internet travel intermediaries, such as Travelocity.com®, Expedia.com® and Priceline.com®, serving both the leisure and, increasingly, the corporate travel sectors. While Marriott’s Look No Further Best Rate Guarantee has greatly reduced the ability of these internet travel intermediaries to undercut the published rates of Marriott hotels, these internet travel intermediaries continue their attempts to commoditize hotel rooms by aggressively marketing to price-sensitive travelers and corporate accounts and increasing the importance of general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their travel services rather than to our lodging brands. Although we expect to continue to maintain and even increase the strength of our brands in the online marketplace, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be harmed.

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

High oil prices in 2005 and beyond could reduce or eliminate the tax credits generated by our synthetic fuel facilities. The tax credits available under Section 29 of the Internal Revenue Code for the production and sale of synthetic fuel in any given year are phased out if the Reference Price of a barrel of oil for that year falls within a specified price range. The “Reference Price” of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and is determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. In 2003 and 2004, the Reference Price was approximately equal to 89 percent of the average price in those years of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil. The price range within which the credit is phased-out was set in 1980 and is adjusted annually for inflation. In 2004, the phase-out range was $51.35 to $64.47. Because the Reference Price of a barrel of oil for 2004 was below that range, at $36.75, there was no reduction of the tax credits available for synthetic fuel produced and sold in 2004.

Assuming a 2 percent inflation adjustment factor for 2005 and assuming that the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains approximately the same in 2005 as it was in 2004, we currently estimate that, because the average NYMEX price for January through September 2005 was approximately $56, the price of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil would need to average in excess of $70 per barrel for the remainder of 2005 in order for the tax credits available for the production and sale of synthetic fuel in 2005 to begin to be reduced. Assuming a 2 percent inflation adjustment factor for each of 2005 and 2006 and assuming that the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains the same in 2006 as it was in 2004, we currently estimate that the tax credits available for the production and sale of synthetic fuel in 2006 would be reduced if the average price of the benchmark NYMEX futures contract in 2006 exceeds approximately $60 and would be fully phased out if the average price of the benchmark NYMEX futures contract in 2006 exceeds approximately $75.

We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2005 or future years exceeds the applicable phase-out threshold for those years, the tax credits generated by our synthetic fuel facilities in those years could be reduced or eliminated, which would have a negative impact on our results of operations. In addition, we could be required to reimburse our joint venture partners for excess earn-out payments and capital contributions received with respect to those years.

BUSINESS AND OVERVIEW

Year to date through our 2005 third quarter we have experienced growing demand from business, group and leisure travelers. Growing demand, coupled with limited hotel supply growth has resulted in strong average daily room rate improvements and to a lesser extent in occupancy improvements. Comparable Revenue per Available Room (“RevPAR”) for our worldwide systemwide properties increased 9.5 percent year-to-date versus the prior year. Demand for our properties is strong in most markets around the world, although Europe remains more of a challenge as some economies continue to experience difficulties. Resorts in the Caribbean, Mexico, and the Middle East were particularly popular with vacationers from around the world, and demand in China remained strong. The weak U.S. dollar continues to drive international travelers into the United States with New York, Washington, D.C., Florida and California benefiting in particular.

We currently have more than 60,000 rooms in our development pipeline. Through September 9, 2005, we have opened a total of 15,631 rooms (gross) in 2005 and expect to open approximately 25,000 rooms (gross) for the 2005 full year. For the first three quarters of 2005, approximately 27 percent of the rooms added to our system were conversions from competitor brands.

Our brands are strong as a result of superior customer service with an emphasis on guest satisfaction, the worldwide presence and quality of our brands, our Marriott Rewards loyalty program, an information-rich and easy-to-use web site, a multi-channel central reservations system and desired amenities including meeting and banquet facilities, fitness centers, award winning restaurants, and high speed and wireless internet access. We, along with owners and franchisees, continue to invest in our brands via both new and renovated properties, enhanced amenities, internet and technology offerings, and new room and public space designs.

On August 29, 2005, Hurricane Katrina devastated the Gulf Coast area of the United States, particularly the coastal regions of Louisiana, Alabama and Mississippi. As a result, 16 of our managed or franchised properties in the vicinity of New Orleans were temporarily closed through the end of the 2005 third quarter, and some of these properties may not reopen for some time. Because we do not own any of these properties, the impact to the Company of those closures has not been material to date and we do not expect it to be material in the future.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for both the twelve and thirty-six weeks ended September 9, 2005 compared to the twelve and thirty-six weeks ended September 10, 2004.

Revenues

Twelve weeks. Revenues increased 18 percent to $2,714 million in the 2005 third quarter from $2,304 million in the year ago period, primarily as a result of strong demand for hotel rooms. Year-over-year RevPAR increases were driven primarily by rate increases and to a lesser extent by occupancy improvement. Also favorably impacting revenue were higher timeshare interval sales and services revenue reflecting higher financially reportable development revenue, and higher synthetic fuel revenue associated with higher prices and slightly increased production. In addition, owned and leased revenue increased significantly, primarily as a result of the purchase of 13 formerly managed properties (see the “CTF Holdings Ltd.” discussion later in this report under the heading “Liquidity and Capital Resources”).

The 18 percent increase in total revenue includes $198 million of increased cost reimbursements revenue, to $1,771 million in the 2005 third quarter from $1,573 million in the year ago quarter. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relate, predominantly, to payroll costs at managed properties where we are the employer. As cost reimbursements revenue is recorded based upon the costs incurred with no added mark-up, this revenue and related reimbursed costs expense have no impact on either our operating income or net income. The increase in reimbursed costs is primarily attributable to the growth in the number of properties we manage. We have added 48 managed properties (4,986 rooms) to our system since the end of the 2004 third quarter (including the Whitbread properties added in the 2005 second quarter as more fully described under the caption “Marriott and Whitbread Joint Venture” in the “Liquidity and Capital Resources” section which follows).

Thirty-six weeks. Year-to-date through September 9, 2005, revenues increased 14 percent to $7,909 million from $6,958 million in the year ago period, as a result of strong demand for hotel rooms. Year-over-year RevPAR increases were driven primarily by rate increases and to a lesser extent by occupancy improvement. Also favorably impacting revenue were higher timeshare interval sales and services revenue reflecting higher financially reportable development revenue, and the accounting impact associated with the consolidation of our synthetic fuel operations from the start of the 2004 second quarter versus accounting for the synthetic fuel operations using the equity method of accounting in the 2004 first quarter. In addition, versus the comparable year ago periods, synthetic fuel revenue declined slightly as a result of lower production for the combined second and third quarters of 2005, partially offset by higher sales prices for the 2005 second and third quarters. Furthermore, owned and leased revenue increased significantly, primarily as a result of the purchase of 13 formerly managed properties as noted above in the “Twelve weeks” discussion.

The 14 percent increase in total revenue noted above includes $476 million of increased cost reimbursements revenue, to $5,248 million for the first three quarters of 2005 from $4,772 million in the prior year. As noted in the preceding paragraph, the increase in reimbursed costs is primarily attributable to managed unit growth.

Operating Income

Twelve weeks. Operating income increased $36 million to $135 million in the 2005 third quarter from $99 million in the year ago quarter. The increase is primarily due to a combined base, franchise, and incentive fee increase of $24 million reflecting a strong demand environment, $13 million of stronger timeshare interval sales and services revenue net of direct expenses, reflecting higher financially reportable development revenue, $25 million of stronger owned, leased, corporate housing and other revenue net of direct expenses. The increase in owned, leased, corporate housing and other revenue net of direct expenses is primarily attributable to new properties acquired in 2005 including the CTF Holdings Ltd. properties (see the “CTF Holdings Ltd.” discussion later in this report under the heading “Liquidity and Capital Resources”) and to the strong demand environment.

The favorable increases noted above were partially offset by $3 million of lower synthetic fuel revenue net of synthetic fuel expenses reflecting cost increases and higher production and $23 million of higher general and administrative expenses. The increase in general and administrative expense is primarily attributable to increased overhead costs related to the Company’s unit growth, development and systems, and a $6 million charge in 2005 associated with the settlement of a litigation matter from 1998 impacting our Extended-Stay Lodging segment. Of the $23 million increase in general and administrative expenses, $13 million impacts our Lodging segments while $10 million of the increase is unallocated.

Thirty-six weeks. Year-to-date through September 9, 2005, operating income decreased $34 million to $334 million from $368 million in the year ago period. The decrease versus the prior year is primarily due to $172 million of increased general and administrative expenses and $54 million of lower synthetic fuel revenue net of synthetic fuel expenses. Operating income for the first three quarters of 2005 includes a synthetic fuel operating loss of $115 million versus $61 million of operating losses in the prior year, reflecting increased costs, and the accounting impact associated with the consolidation of our synthetic fuel operations from the start of the 2004 second quarter versus accounting for the synthetic fuel operations using the equity method of accounting in the 2004 first quarter, coupled with slightly lower production for the combined second and third quarters of 2005 versus the year ago combined second and third quarters. For additional information, see our “Synthetic Fuel” segment discussion later in this report.

The $172 million of increased general and administrative expenses is comprised of an increase of $166 million of expenses across our Lodging segments and $6 million of higher unallocated corporate expenses. The increase associated with general, administrative and other expenses reflects a $94 million pre-tax charge in the second quarter of 2005 impacting our Full-Service Lodging segment, primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements (discussed more fully below in “Liquidity and Capital Resources” under the heading “CTF Holdings Ltd.”), and $30 million of pre-tax expenses associated with our bedding incentive program, impacting our Full-Service, Select-Service and Extended-Stay Lodging segments. We implemented the bedding incentive program in 2005 to ensure that guests could enjoy the comfort and luxury of our new bedding by year-end 2005. General and administrative expenses in 2005 also reflect pre-tax cure payments of $15 million associated with two properties and a $6 million pre-tax charge associated with two guarantees, and increased overhead costs related to the Company’s unit growth, development and systems, partially offset by lower litigation expenses.

The unfavorable items noted above were partially offset by the following items: a combined base, incentive and franchise fee improvement of $101 million reflecting a stronger demand environment; $51 million of stronger timeshare interval sales and services revenue net of direct expenses reflecting higher financially reportable development revenue; and $40 million of stronger owned, leased, corporate housing and other revenue net of direct expenses. The increase in owned, leased, corporate housing and other revenue net of direct expenses is primarily attributable to new properties acquired in 2005, including the CTF properties, the strong demand environment and our receipt, in the 2005 second quarter, of a $10 million termination fee associated with one property which left our system.

Gains and Other Income

The table below shows our gains and other income for the twelve and thirty-six weeks ended September 9, 2005 and September 10, 2004:

($ in millions)	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
Timeshare note sale gains	$—	$—	$29	$27
Other note sale/repayment gains	3	—	25	—
Gains on sale of joint ventures	3	15	3	15
Synthetic fuel earn-out payments received, net	21	19	20	28
Gains on sales of real estate and other	12	9	20	25

	$39	$43	$97	$95

Interest Income, Provision for Loan Losses and Income Tax

Twelve weeks. Interest income decreased $20 million (61 percent) to $13 million, in the 2005 third quarter as compared to the year ago quarter, primarily reflecting the impact of loans repaid to us. The repayments are described more fully under the “Asset Securitizations and Other” caption in the “Liquidity and Capital Resources” section later in this report. Additionally, as discussed more fully under the “Investment in Leveraged Lease” caption in the “Liquidity and Capital Resources” section we recorded a pre-tax charge of approximately $17 million in the 2005 third quarter, impacting loan loss provision, due to the impairment of our Delta Air Lines, Inc. (“Delta”) aircraft leveraged lease. The year ago quarter included no loan loss provisions.

Income from continuing operations before income taxes and minority interest generated a tax provision of $33 million in the third quarter of 2005 compared to a tax provision of $28 million in the third quarter of 2004. The difference is attributable to $2 million of higher taxes in 2005 associated with higher pre-tax income from our lodging and timeshare operations and $3 million of higher taxes in 2005 associated with our synthetic fuel joint ventures which generated net tax credits of $25 million in 2005 compared to net tax credits of $28 million in 2004. The tax rate associated with our lodging and timeshare operations has declined versus the year ago quarter as a result of higher income in countries with lower effective tax rates in 2005.

Thirty-six weeks. Year-to-date through September 9, 2005, interest income decreased $33 million (34 percent) to $65 million versus the year ago period, primarily reflecting the impact of loans repaid to us. Our provision for loan losses increased $28 million versus the prior year reflecting an $11 million charge in the current year associated with one property. Also, as noted above in our “Twelve weeks” discussion, we recorded a pre-tax charge of approximately $17 million in 2005, impacting loan loss provision, due to the impairment of our Delta aircraft leveraged lease.

Year-to-date through September 9, 2005, income from continuing operations before income taxes and minority interest generated a tax provision of $18 million for the first three quarters of 2005 compared to a tax provision of $79 million for the first three quarters of 2004. The difference is attributable to the impact of our synthetic fuel joint ventures, which generated net tax credits of $155 million in 2005 compared to net tax credits of $105 million in 2004 and $11 million of lower taxes in 2005 associated with our lodging and timeshare operations versus the year ago period. The tax rate associated with our lodging and timeshare operations declined versus the year ago period as a result of higher income in countries with lower effective tax rates in 2005. For additional information see the analysis of results of operations for the Synthetic Fuel segment later in this report.

Equity in Earnings (Losses)

Twelve weeks. The $25 million increase versus the year ago quarter in equity in earnings (losses) is primarily attributable to several joint ventures which had significant asset sales in 2005 generating gains. To a lesser extent the favorable variance is also a result of the stronger demand environment and the mix of investments versus the year ago quarter.

Thirty-six weeks. Of the $55 million increase in equity in earnings (losses), $28 million is attributable to our synthetic fuel joint ventures which were reported as an equity investment in the 2004 first quarter. Thereafter the joint ventures have been fully consolidated. For additional information see the analysis of results of operations for the Synthetic Fuel segment later in this report.

The remaining $27 million increase in equity in earnings versus the year ago period is primarily attributable to several joint ventures which had significant asset sales in 2005 generating gains. To a lesser extent the favorable variance is also a result of the stronger demand environment and the mix of investments versus the year ago period.

Income from Continuing Operations

Twelve weeks. Compared to the year ago quarter, income from continuing operations increased $16 million (12 percent) to $148 million in the third quarter of 2005, and diluted earnings per share from continuing operations increased $0.10 (18 percent) to $0.65. As discussed in more detail in the preceding sections beginning with “Operating Income,” the increase in income from continuing operations versus the year ago quarter is primarily due to a stronger demand environment, higher owned, leased, corporate housing and other revenue net of direct expenses primarily reflecting owned and leased properties acquired in the 2005 third quarter, higher equity income, and increased timeshare interval sales and services revenue net of direct expenses, partially offset by lower interest income, a higher loan loss provision and increased general and administrative expenses.

Thirty-six weeks. Year-to-date through September 9, 2005, income from continuing operations increased $25 million (6 percent) to $431 million versus the year ago period, and diluted earnings per share from continuing operations increased $0.14 (8 percent) to $1.83. Also as discussed above in more detail, the increase in continuing operations versus the year ago period is primarily due to a strong demand environment, increased owned, leased and corporate housing and other revenue net of direct expenses primarily reflecting owned and leased properties acquired in the 2005 third quarter, increased timeshare interval sales and services revenue net of direct expenses, stronger equity income and lower taxes. Partially offsetting these favorable items were increased general and administrative expenses reflecting, among other things, the write-off of deferred contract acquisition costs and expenses associated with our bedding incentive program, lower synthetic fuel revenue net of synthetic fuel expenses, lower interest income and a higher loan loss provision.

Business Segments

We are a diversified hospitality company with operations in five business segments:

•	Full-Service Lodging, which includes Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts and Bulgari Hotels & Resorts;

•	Select-Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites;

•	Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites, Marriott ExecuStay and Marriott Executive Apartments;

•	Timeshare, which includes the development, marketing, operation and sale of timeshare, fractional and whole ownership properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Grand Residences by Marriott and Horizons by Marriott Vacation Club International brands; and

•	Synthetic Fuel, which includes our interest in the operation of coal-based synthetic fuel production facilities.

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

($ in millions)	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
Revenues

Full-Service	$1,713	$1,459	$5,093	$4,512
Select-Service	303	277	868	788
Extended-Stay	149	133	411	377
Timeshare	451	348	1,233	1,083

Total Lodging	2,616	2,217	7,605	6,760
Synthetic Fuel	98	87	304	198

	$2,714	$2,304	$7,909	$6,958

Income from Continuing Operations

Full-Service	$129	$79	$275	$292
Select-Service	49	42	130	104
Extended-Stay	14	20	43	48
Timeshare	50	34	193	135

Total Lodging financial results	242	175	641	579
Synthetic Fuel (after-tax)	30	31	92	73
Unallocated corporate expenses	(38)	(28)	(97)	(91)
Interest income, provision for loan losses and interest expense	(28)	10	(32)	29
Income taxes (excluding Synthetic Fuel)	(58)	(56)	(173)	(184)

	$148	$132	$431	$406

Equity in Earnings (Losses) of Equity Method Investees

Full-Service	$16	$(2)	$24	$6
Select-Service	—	(3)	(4)	(9)
Timeshare	—	(2)	(3)	(6)
Synthetic Fuel	—	—	—	(28)
Corporate	1	(1)	1	—

	$17	$(8)	$18	$(37)

Marriott Lodging

We have added 135 properties (21,499 rooms) and deflagged 32 properties (6,066 rooms) since the end of the third quarter of 2004. Most of the deflagged properties were Fairfield Inns. In addition, 202 properties (27,350 rooms) exited our system as a result of the sale of the Ramada International Hotels & Resorts franchised brand in the fourth quarter of 2004.

We consider lodging revenues and lodging financial results to be meaningful indicators of our performance because they measure our growth in profitability as a lodging company and enable investors to compare the sales and results of our lodging operations to those of other lodging companies.

Twelve weeks. Lodging, which includes our Full-Service, Select-Service, Extended-Stay, and Timeshare segments, reported financial results of $242 million in the third quarter of 2005 compared to $175 million in the third quarter of 2004 and revenues of $2,616 million in the third quarter of 2005, an 18 percent increase from revenues of $2,217 million in the third quarter of 2004. The results as compared to the year ago quarter reflect a $24 million increase (13 percent) in combined base, franchise and incentive fees, from $192 million in the third quarter of 2004 to $216 million in the third quarter of 2005, stronger timeshare interval sales and services revenue, stronger owned, leased, corporate housing and other revenue net of direct expenses, and improved equity income. The increase in base and franchise fees was driven by higher RevPAR for comparable rooms, resulting primarily from both domestic and international rate increases and new unit growth. Incentive management fees increased $9 million (43 percent) during the quarter, reflecting the impact of increased travel worldwide driving strong property level profits. The increase in incentive fees also reflects $6 million of incentive fees recognized in 2005 that were calculated based on prior period results, but not earned and due until the 2005 third quarter. Offsetting these improvements was $13 million of increased general and administrative expenses as noted in the earlier “Operating Income” discussion and lower gains.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased and managed properties, for comparable North American properties increased 8.2 percent, and RevPAR for our comparable North American company-operated properties increased 8.8 percent. Systemwide RevPAR for comparable international properties increased 11.3 percent and RevPAR for comparable international company-operated properties increased 9.9 percent. Worldwide RevPAR for comparable company-operated properties increased 9.1 percent while worldwide RevPAR for comparable systemwide properties increased 8.8 percent. In addition, worldwide comparable managed property level house profit margins increased 190 basis points.

Thirty-six weeks. Year-to-date through September 9, 2005, Lodging reported financial results of $641 million compared to $579 million in the year ago period, and revenues of $7,605 million, a 13 percent increase from revenues of $6,760 million for the first three quarters of 2004. The results as compared to the prior year reflect a $101 million increase (17 percent) in base, franchise and incentive fees, from $599 million for the first three quarters of 2004 to $700 million for the first three quarters of 2005, stronger timeshare interval sales and services revenue, stronger owned, leased, corporate housing and other revenue, net of direct expenses, improved equity income and higher gains. The increase in base and franchise fees was driven by higher RevPAR for comparable rooms, resulting primarily from both domestic and international rate increases and new unit growth. Incentive management fees increased $42 million (47 percent) during the first three quarters versus the year ago period, reflecting the impact of increased travel worldwide driving strong property level profits. The increase also reflects recognition in 2005 of $14 million of incentive fees that were calculated based on prior period results, but not earned and due until 2005. Increased general and administrative expenses of $166 million, as discussed in the earlier “Operating Income” discussion, partially offset these improvements.

Systemwide RevPAR for comparable North American properties increased 8.9 percent and RevPAR for our comparable North American company-operated properties increased 9.1 percent. Systemwide RevPAR for comparable international properties increased 12.5 percent and RevPAR for comparable international company-operated properties increased 12.0 percent. Worldwide RevPAR for comparable company-operated properties increased 9.8 percent while worldwide RevPAR for comparable systemwide properties increased 9.5 percent. In addition, worldwide comparable managed property level house profit margins increased 170 basis points.

Summary of Properties by Brand. We opened 135 lodging properties (21,499 rooms) during the third quarter of 2005, while 32 hotels (6,066 rooms) exited the system, increasing our total properties to 2,707 (493,274 rooms). The table below shows properties by brand as of September 9, 2005 (excluding 1,805 rental units relating to Marriott ExecuStay):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging
Marriott Hotels & Resorts	266	106,242	186	55,915
Marriott Conference Centers	14	3,606	—	—
JW Marriott Hotels & Resorts	31	14,408	5	1,428
The Ritz-Carlton	58	18,907	—	—
Renaissance Hotels & Resorts	92	34,051	45	14,086
Ramada International	4	724	—	—
Bulgari Hotel & Resort	1	58	—	—
Select-Service Lodging
Courtyard	304	48,656	376	49,387
Fairfield Inn	2	855	519	46,971
SpringHill Suites	24	3,817	111	11,950
Extended-Stay Lodging
Residence Inn	133	17,914	349	39,382
TownePlace Suites	34	3,660	85	8,361
Marriott Executive Apartments	15	2,710	1	99
Timeshare
Marriott Vacation Club International	44	9,231	—	—
The Ritz-Carlton Club	4	280	—	—
Grand Residences by Marriott	2	248	—	—
Horizons by Marriott Vacation Club International	2	328	—	—

Total	1,030	265,695	1,677	227,579

Revenue per Available Room

We consider RevPAR to be a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. We calculate RevPAR by dividing room sales for comparable properties by room nights available to guests for the period. RevPAR may not be comparable to similarly titled measures, such as revenues.

The following tables show occupancy, average daily rate and RevPAR for each of our comparable principal established brands. We have not presented statistics for company-operated North American Fairfield Inn properties here because we operate only a limited number of properties, as the brand is predominantly franchised and such information would not be meaningful (identified as “nm” in the following tables). Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties.

For North American properties the occupancy, average daily rate and RevPAR statistics used throughout this report for the twelve weeks ended September 9, 2005, include the period from June 18, 2005 through September 9, 2005, and the twelve weeks ended September 10, 2004, include the period from June 19, 2004 through September 10, 2004 (except, in each case, for The Ritz-Carlton, which includes only June through August). The statistics used throughout this report for the thirty-six weeks ended September 9, 2005, include the period from January 1, 2005 through September 9, 2005, and the thirty-six weeks ended September 10, 2004, include the period from January 3, 2004 through September 10, 2004 (except, in each case, for The Ritz-Carlton, which includes only January through August).

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Twelve Weeks Ended September 9, 2005	Change vs. 2004		Twelve Weeks Ended September 9, 2005	Change vs. 2004
Marriott Hotels & Resorts (1)
Occupancy	75.7%	0.8%	pts.	73.5%	0.9%	pts.
Average Daily Rate	$142.75	6.9%		$135.30	6.2%
RevPAR	$108.10	8.1%		$99.41	7.5%

The Ritz-Carlton (2)
Occupancy	72.7%	1.9%	pts.	72.7%	1.9%	pts.
Average Daily Rate	$250.61	8.0%		$250.61	8.0%
RevPAR	$182.22	11.0%		$182.22	11.0%

Renaissance Hotels & Resorts
Occupancy	74.1%	3.1%	pts.	73.6%	2.5%	pts.
Average Daily Rate	$136.27	8.1%		$130.55	8.3%
RevPAR	$100.97	12.8%		$96.14	12.2%

Composite – Full-Service (3)
Occupancy	75.2%	1.3%	pts.	73.4%	1.2%	pts.
Average Daily Rate	$152.50	7.3%		$142.42	6.7%
RevPAR	$114.63	9.2%		$104.60	8.5%

Residence Inn
Occupancy	83.4%	-1.0%	pts.	83.7%	-0.3%	pts.
Average Daily Rate	$108.13	8.1%		$106.42	7.1%
RevPAR	$90.15	6.8%		$89.12	6.7%

Courtyard
Occupancy	73.5%	-0.5%	pts.	75.7%	0.2%	pts.
Average Daily Rate	$103.94	8.5%		$104.84	7.1%
RevPAR	$76.38	7.8%		$79.35	7.5%

Fairfield Inn
Occupancy	nm	nm		75.2%	1.7%	pts.
Average Daily Rate	nm	nm		$76.15	7.5%
RevPAR	nm	nm		$57.25	10.0%

TownePlace Suites
Occupancy	80.9%	2.0%	pts.	80.4%	0.1%	pts.
Average Daily Rate	$71.43	6.9%		$72.46	9.1%
RevPAR	$57.77	9.6%		$58.23	9.3%

SpringHill Suites
Occupancy	78.7%	0.7%	pts.	77.0%	1.5%	pts.
Average Daily Rate	$95.17	12.0%		$91.36	8.9%
RevPAR	$74.94	13.0%		$70.33	11.1%

Composite – Select-Service & Extended-Stay (4)
Occupancy	77.0%	-0.3%	pts.	78.1%	0.5%	pts.
Average Daily Rate	$102.31	8.5%		$96.47	7.3%
RevPAR	$78.73	8.0%		$75.30	7.9%

Composite – All (5)
Occupancy	75.9%	0.7%	pts.	76.1%	0.8%	pts.
Average Daily Rate	$132.29	7.9%		$115.12	7.1%
RevPAR	$100.38	8.8%		$87.63	8.2%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.
(2)	Statistics for The Ritz-Carlton are for June through August.
(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.
(4)	Select-Service and Extended-Stay composite statistics include properties for the Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.
(5)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Thirty-Six Weeks Ended September 9, 2005	Change vs. 2004		Thirty-Six Weeks Ended September 9, 2005	Change vs. 2004
Marriott Hotels & Resorts (1)
Occupancy	74.1%	0.7%	pts.	71.9%	0.9%	pts.
Average Daily Rate	$151.66	7.1%		$141.68	6.6%
RevPAR	$112.37	8.2%		$101.82	7.9%

The Ritz-Carlton (2)
Occupancy	72.1%	1.0%	pts.	72.1%	1.0%	pts.
Average Daily Rate	$286.93	10.4%		$286.93	10.4%
RevPAR	$206.85	11.9%		$206.85	11.9%

Renaissance Hotels & Resorts
Occupancy	72.6%	2.6%	pts.	71.6%	2.4%	pts.
Average Daily Rate	$146.54	7.4%		$137.96	7.7%
RevPAR	$106.32	11.4%		$98.74	11.4%

Composite – Full-Service (3)
Occupancy	73.7%	1.0%	pts.	71.8%	1.1%	pts.
Average Daily Rate	$163.02	7.6%		$150.02	7.1%
RevPAR	$120.10	9.2%		$107.77	8.8%

Residence Inn
Occupancy	80.7%	0.6%	pts.	80.3%	0.7%	pts.
Average Daily Rate	$107.34	7.2%		$104.87	6.8%
RevPAR	$86.57	8.1%		$84.19	7.7%

Courtyard
Occupancy	71.8%	-0.5%	pts.	73.2%	0.4%	pts.
Average Daily Rate	$105.59	9.4%		$105.03	7.8%
RevPAR	$75.83	8.6%		$76.84	8.3%

Fairfield Inn
Occupancy	nm	nm		70.4%	1.9%	pts.
Average Daily Rate	nm	nm		$74.36	8.0%
RevPAR	nm	nm		$52.32	10.9%

TownePlace Suites
Occupancy	76.4%	0.5%	pts.	76.3%	0.5%	pts.
Average Daily Rate	$70.02	7.4%		$71.80	9.6%
RevPAR	$53.46	8.0%		$54.81	10.3%

SpringHill Suites
Occupancy	76.1%	4.2%	pts.	74.6%	2.9%	pts.
Average Daily Rate	$93.36	10.9%		$90.38	9.1%
RevPAR	$71.07	17.3%		$67.42	13.6%

Composite – Select-Service & Extended-Stay (4)
Occupancy	74.8%	0.2%	pts.	74.7%	1.0%	pts.
Average Daily Rate	$102.91	8.7%		$95.77	7.5%
RevPAR	$76.96	9.0%		$71.54	8.9%

Composite – All (5)
Occupancy	74.1%	0.7%	pts.	73.5%	1.0%	pts.
Average Daily Rate	$138.75	8.1%		$117.93	7.3%
RevPAR	$102.84	9.1%		$86.68	8.9%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.
(2)	Statistics for The Ritz-Carlton are for January through August.
(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.
(4)	Select-Service and Extended-Stay composite statistics include properties for the Courtyard, Residence Inn, TownePlace Suites,

Fairfield Inn and SpringHill Suites brands.

(5)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

Systemwide international statistics are based on comparable units, excluding North America. The following tables show occupancy, average daily rate and RevPAR for international properties by region/brand.

	Comparable Company-Operated International Properties (1), (2)			Comparable Systemwide International Properties (1), (2)
	Three Months Ended August 31, 2005	Change vs. 2004		Three Months Ended August 31, 2005	Change vs. 2004
Caribbean & Latin America (3)
Occupancy	74.5%	3.0%	pts.	73.1%	4.4%	pts.
Average Daily Rate	$135.15	5.8%		$130.29	5.8%
RevPAR	$100.71	10.3%		$95.27	12.5%

Continental Europe (3)
Occupancy	74.9%	1.5%	pts.	71.9%	1.2%	pts.
Average Daily Rate	$128.51	2.2%		$134.79	5.6%
RevPAR	$96.26	4.3%		$96.95	7.4%

United Kingdom (3)
Occupancy	80.6%	2.4%	pts.	76.3%	-0.2%	pts.
Average Daily Rate	$175.45	2.2%		$157.14	2.6%
RevPAR	$141.41	5.2%		$119.95	2.3%

Middle East & Africa (3)
Occupancy	70.9%	-0.3%	pts.	69.2%	-0.8%	pts.
Average Daily Rate	$95.28	20.8%		$94.51	19.7%
RevPAR	$67.51	20.3%		$65.41	18.4%

Asia Pacific (3), (4)
Occupancy	76.3%	-0.6%	pts.	76.7%	0.2%	pts.
Average Daily Rate	$104.98	11.1%		$112.08	11.7%
RevPAR	$80.14	10.2%		$85.92	12.0%

The Ritz-Carlton International
Occupancy	67.7%	-0.5%	pts.	67.7%	-0.5%	pts.
Average Daily Rate	$194.14	15.1%		$194.14	15.1%
RevPAR	$131.43	14.2%		$131.43	14.2%

Total Composite International (5)
Occupancy	75.6%	0.9%	pts.	74.5%	1.3%	pts.
Average Daily Rate	$129.35	8.6%		$131.14	9.4%
RevPAR	$97.73	9.9%		$97.73	11.3%

Total Worldwide (6)
Occupancy	75.8%	0.7%	pts.	75.8%	0.9%	pts.
Average Daily Rate	$131.50	8.0%		$117.89	7.6%
RevPAR	$99.66	9.1%		$89.40	8.8%

(1)	International financial results are reported on a period-end basis, while international statistics are reported on a month-end basis.
(2)	The comparison to 2004 is on a currency-neutral basis and includes results for June through August. Excludes North America (except for Worldwide).
(3)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and Courtyard brands. Does not include The Ritz-Carlton brand.
(4)	Excludes Hawaii.
(5)	Includes Hawaii.
(6)	Includes international statistics for the three months ended August 31, 2005 and August 31, 2004, and North American statistics for the twelve weeks ended September 9, 2005 and September 10, 2004. Includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

	Comparable Company-Operated International Properties (1), (2)			Comparable Systemwide International Properties (1), (2)
	Eight Months Ended August 31, 2005	Change vs. 2004		Eight Months Ended August 31, 2005	Change vs. 2004
Caribbean & Latin America (3)
Occupancy	75.3%	3.8%	pts.	73.6%	4.0%	pts.
Average Daily Rate	$151.45	8.4%		$146.00	8.7%
RevPAR	$113.99	14.1%		$107.49	14.9%

Continental Europe (3)
Occupancy	69.2%	0.7%	pts.	66.8%	1.1%	pts.
Average Daily Rate	$136.80	2.1%		$138.88	4.1%
RevPAR	$94.73	3.2%		$92.79	5.8%

United Kingdom (3)
Occupancy	76.5%	0.3%	pts.	71.8%	-1.9%	pts.
Average Daily Rate	$182.69	4.6%		$164.67	4.8%
RevPAR	$139.77	5.0%		$118.15	2.0%

Middle East & Africa (3)
Occupancy	75.5%	4.7%	pts.	73.4%	4.4%	pts.
Average Daily Rate	$102.94	19.2%		$101.95	18.1%
RevPAR	$77.70	27.1%		$74.84	25.7%

Asia Pacific (3), (4)
Occupancy	75.3%	1.1%	pts.	76.0%	1.7%	pts.
Average Daily Rate	$110.00	13.0%		$114.68	12.4%
RevPAR	$82.86	14.6%		$87.11	14.9%

The Ritz-Carlton International
Occupancy	71.7%	4.6%	pts.	71.7%	4.6%	pts.
Average Daily Rate	$208.44	14.0%		$208.44	14.0%
RevPAR	$149.35	21.7%		$149.35	21.7%

Total Composite International (5)
Occupancy	73.9%	1.9%	pts.	72.8%	2.1%	pts.
Average Daily Rate	$136.79	9.0%		$136.27	9.3%
RevPAR	$101.08	12.0%		$99.23	12.5%

Total Worldwide (6)
Occupancy	74.1%	1.0%	pts.	73.4%	1.2%	pts.
Average Daily Rate	$138.27	8.3%		$120.82	7.7%
RevPAR	$102.41	9.8%		$88.68	9.5%

(1)	International financial results are reported on a period-end basis, while international statistics are reported on a month-end basis.
(2)	The comparison to 2004 is on a currency-neutral basis and includes results for January through August. Excludes North America (except for Worldwide).
(3)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and Courtyard brands. Does not include The Ritz-Carlton brand.
(4)	Excludes Hawaii.
(5)	Includes Hawaii.
(6)	Includes international statistics for the eight months ended August 31, 2005 and August 31, 2004, and North American statistics for the thirty-six weeks ended September 9, 2005 and September 10, 2004. Includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

Full-Service Lodging includes the Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts brands. Since the third quarter of 2004, across our Full-Service Lodging segment, we have added 31 hotels (8,402 rooms) and deflagged six hotels (2,181 rooms). In addition, 202 properties (27,350 rooms) exited our system as a result of our sale of the Ramada International Hotels & Resorts franchised brand in the fourth quarter of 2004.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
			Change			Change
	September 9, 2005	September 10, 2004	2005/ 2004	September 9, 2005	September 10, 2004	2005/ 2004
Revenues	$1,713	$1,459	17%	$5,093	$4,512	13%

Segment results	$129	$79	63%	$275	$292	-6%

Twelve weeks. Our third quarter 2005 segment results as compared to the prior year reflect a $10 million increase in base management, incentive management and franchise fees, $24 million of increased owned, leased and other revenue net of direct expenses partially offset by $4 million of higher general and administrative costs. The increase in owned, leased, and other revenue net of direct expenses is primarily attributable to properties acquired in the 2005 third quarter, including the CTF properties as noted in the earlier “Operating Income” discussion. The increase in fees is largely due to stronger RevPAR, driven primarily by rate which favorably impacts property level house profits (above minimum thresholds) and to the growth in the number of rooms. The increase in fees is also due to $6 million of incentive fees recognized in 2005 that were calculated based on prior period earnings, but not earned and due until the 2005 third quarter. In addition, equity results were $18 million higher than last year primarily as a result of several joint ventures which had significant asset sales in 2005 generating gains. To a lesser extent the favorable variance in equity results is also a result of a stronger demand environment and the mix of investments versus the year ago quarter.

RevPAR for comparable company-operated North American full-service hotels increased 9.2 percent to $114.63. Occupancy for these hotels increased to 75.2 percent, while average daily rates increased 7.3 percent to $152.50.

Financial results for our international operations were strong across most regions, generating a 9.9 percent RevPAR increase for comparable company-operated hotels. Occupancy increased approximately 1 percentage point, while average daily rates increased to $129.35. Demand was strong in China, Mexico, the Caribbean, and Egypt, while the European markets generally continue to remain less robust.

Thirty-six weeks. Compared to the year ago period, our 2005 year-to-date segment results reflect a $56 million increase in base management, incentive management and franchise fees and $48 million of increased owned, leased and other revenue net of direct expenses, which includes a $10 million termination fee payment to us associated with one property which left our system, partially offset by $6 million of severance payments and other costs associated with the temporary closing of a leased property undergoing renovation.

The increase in fees is largely due to stronger RevPAR, driven primarily by rate increases which favorably impacts property level house profits (above minimum thresholds), the growth in the number of rooms and the recognition in 2005 of $14 million of incentive fees recognized in 2005 that were calculated based on prior period earnings, but not earned and due until 2005. The increase in owned, leased, and other revenue net of direct expenses is primarily attributable to properties acquired in 2005 including the CTF properties.

Further impacting segment results, gains and other income was $14 million higher than last year, while equity results increased by $18 million versus the prior year period. The increase in gains and other income is primarily attributable to the following 2005 items: the sale or repayment of loans receivable associated with several properties; recognition of deferred gains associated with several properties; and increased income associated with cost method investments, partially offset by a gain in 2004 associated with the sale of our interest in the Two Flags Joint Venture. The increase in equity results is primarily attributable to several joint ventures which had significant asset sales in 2005 generating gains, and to a lesser extent, the favorable variance is also a result of a stronger demand environment and the mix of investments.

RevPAR for Full-Service Lodging comparable company-operated North American hotels increased 9.2 percent to $120.10. Occupancy for these hotels increased to 73.7 percent, while average daily rates increased 7.6 percent to $163.02.

More than offsetting the year-to-date favorable variances noted above were $152 million of higher general and administrative costs. As noted in the preceding “Operating Income” discussion, during the 2005 second quarter we recorded a $94 million pre-tax charge, primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements, and we incurred pre-tax expenses of $18 million related to our bedding incentive program, both of which impacted our general and administrative expenses. In 2005, we also recorded pre-tax cure payments of $15 million associated with two properties and a $4 million pre-tax charge associated with a guarantee, which impacted general and administrative expenses. In addition, in 2005 there were increased overhead costs associated with unit growth and development.

Financial results for our international operations were strong across most regions, generating a 12.0 percent RevPAR increase for comparable company-operated hotels versus the year ago period. Additionally, occupancy increased 1.9 percentage points, while average daily rates increased to $136.79. In 2005 we experienced strong demand particularly in China, Mexico, the Caribbean and Egypt. The European markets generally remain less robust.

Select-Service Lodging includes our Courtyard, Fairfield Inn and SpringHill Suites brands. Across our Select-Service Lodging segment, we have added 70 hotels (8,670 rooms) and deflagged 26 hotels (3,255 rooms) since the third quarter of 2004.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
			Change			Change
	September 9, 2005	September 10, 2004	2005/ 2004	September 9, 2005	September 10, 2004	2005/ 2004
Revenues	$303	$277	9%	$868	$788	10%

Segment results	$49	$42	17%	$130	$104	25%

Twelve weeks. The $7 million increase in segment results for the quarter reflects an $8 million increase in base management, incentive management and franchise fees, $4 million of higher owned, leased, and other revenue net of direct expenses and $3 million of increased equity results, partially offset by $3 million of lower gains and other income and $3 million of higher general and administrative costs. The increase in fees is largely due to higher RevPAR, driven primarily by rate increases, which impacts property level house profits (above minimum thresholds) and to the growth in the number of rooms. Stronger performance at our renovated Courtyard properties, versus non-renovated properties, is also contributing to the increase in revenues and segment results versus the prior year.

Thirty-six weeks. The year-to-date $26 million increase in segment results versus the prior year period reflects a $26 million increase in base management, incentive management and franchise fees, $3 million of higher owned, leased and other revenue net of direct expenses, flat gains, and a $5 million increase in equity results, partially offset by $9 million of higher general and administrative expenses, which included $8 million of higher pre-tax expenses associated with our bedding incentive program. The increase in fees is largely due to higher RevPAR, driven primarily by rate increases, which favorably impacts property level house profits (above minimum thresholds) and to the growth in the number of rooms. Stronger performance at our renovated Courtyard properties, versus non-renovated properties, is also contributing to the increase in revenue and segment results versus the prior year.

Extended-Stay Lodging includes our Residence Inn, TownePlace Suites, Marriott Executive Apartments, and Marriott ExecuStay brands. Since the third quarter of 2004, across our Extended-Stay Lodging segment, we have added 33 hotels (3,750 rooms).

	Twelve Weeks Ended			Thirty-Six Weeks Ended
			Change			Change
	September 9, 2005	September 10, 2004	2005/ 2004	September 9, 2005	September 10, 2004	2005/ 2004
Revenues	$149	$133	12%	$411	$377	9%

Segment results	$14	$20	-30%	$43	$48	-10%

Twelve weeks. Our base and incentive management fees were $2 million higher than last year while our franchise fees, principally associated with our Residence Inn brand, increased $4 million. The increase in management and franchise fees is largely due to higher RevPAR and the growth in the number of rooms. Owned, leased, corporate housing and other revenue, net of direct costs declined $3 million compared to the year ago quarter primarily as a result of the shift towards franchising for our ExecuStay brand, and gains and other income was $5 million lower than the prior year. Versus the prior year, general and administrative costs were higher by $6 million, primarily reflecting a $6 million charge in 2005 associated with the settlement of litigation and increased overhead costs in 2005 associated with unit growth and development, partially offset by lower general and administrative costs associated with ExecuStay’s shift towards franchising.

RevPAR for Select-Service and Extended-Stay Lodging comparable company-operated North American hotels increased 8.0 percent to $78.73. Occupancy for these hotels decreased slightly to 77.0 percent, while average daily rates increased 8.5 percent to $102.31.

Thirty-six weeks. Year-to-date, our base and incentive management fees were $8 million higher than last year and our franchise fees, principally associated with our Residence Inn brand, also increased $8 million. The increase in management and franchise fees is largely due to higher RevPAR and the growth in the number of rooms. Owned, leased, corporate housing and other revenue, net of direct costs declined $11 million compared to a year ago primarily as a result of the shift towards franchising for our ExecuStay brand and gains and other income was $9 million lower than last year reflecting gains on sales of real estate in 2004 versus no gains in 2005. General and administrative costs were slightly higher, primarily reflecting 2005 pre-tax expenses of $4 million associated with our bedding incentive program and a $6 million charge in 2005 associated with the settlement of litigation almost entirely offset by lower other general and administrative costs, including lower costs associated with ExecuStay’s shift towards franchising.

RevPAR for Select-Service and Extended-Stay Lodging comparable company-operated North American hotels increased 9.0 percent to $76.96. Occupancy for these hotels increased slightly to 74.8 percent, while average daily rates increased 8.7 percent to $102.91.

Timeshare includes our Marriott Vacation Club International, The Ritz-Carlton Club, Grand Residences by Marriott and Horizons by Marriott Vacation Club International brands.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
			Change			Change
	September 9, 2005	September 10, 2004	2005/ 2004	September 9, 2005	September 10, 2004	2005/ 2004
Revenues	$451	$348	30%	$1,233	$1,083	14%

Segment results	$50	$34	47%	$193	$135	43%

Twelve weeks. Timeshare revenues of $451 million in 2005 and $348 million in 2004 include interval, fractional and whole ownership sales, base management fees, resort rental fees, and cost reimbursements. Timeshare contract sales, including sales made by our timeshare joint venture projects, which represent sales of timeshare intervals before adjustment for percentage of completion accounting were flat compared to the year ago quarter reflecting limited available inventory at several projects in 2005 which are approaching sell-out status versus higher contract sales at those projects in the year ago period. The favorable segment results versus the prior year reflect a 31 percent increase in timeshare interval sales and services revenue, primarily reflecting higher financially reportable development revenue under the percentage of completion method of accounting, higher margins primarily resulting from the mix of units sold, and higher financing income. The increase in financing income is primarily due to a higher average notes receivable portfolio balance in 2005. Versus the prior year, general and administrative costs decreased slightly and equity income increased slightly.

Thirty-six weeks. Year-to-date Timeshare revenues of $1,233 million in 2005 and $1,083 million in 2004 include interval, fractional and whole ownership sales, base management fees, resort rental fees, and cost reimbursements. Timeshare contract sales, including sales made by our timeshare joint venture projects declined by 2 percent as compared to last year, reflecting limited available inventory at several projects in 2005 which are approaching sell-out status versus higher contract sales at those projects in the year ago period. The favorable segment results versus the prior year reflect a 20 percent increase in timeshare interval sales and services revenue, primarily reflecting higher financially reportable development revenue under the percentage of completion method of accounting, higher margins primarily resulting from the mix of units sold, $3 million of higher gains, higher financing income, and $3 million of increased joint venture results, partially offset by $3 million of increased general and administrative expenses. The increase in financing income is primarily due to a higher average notes receivable portfolio balance in 2005.

Synthetic Fuel

The table below details the impact of our Synthetic Fuel segment on our continuing operations for the third quarters of 2005 and 2004. Our management evaluates the figures presented in the “Before Syn. Fuel” columns because management expects the Synthetic Fuel segment will no longer have a material impact on our business after the Internal Revenue Code Section 29 synthetic fuel tax credits expire at the end of 2007 and because the presentation reflects the results of our core lodging operations. Management also believes that these presentations facilitate the comparison of our results with the results of other lodging companies. However, the figures presented in the “Before Syn. Fuel” columns are non-GAAP financial measures, may be calculated and/or presented differently than presentations of other companies, and are not alternatives to operating income, total tax (provision) benefit, income from continuing operations, or any other operating measure prescribed by U.S. generally accepted accounting principles.

($ in millions)	Twelve Weeks Ended September 9, 2005			Twelve Weeks Ended September 10, 2004
	As Reported	Syn. Fuel Impact	Before Syn. Fuel	As Reported	Syn. Fuel Impact	Before Syn. Fuel
Operating income (loss)	$135	$(34)	$169	$99	$(31)	$130
Gains and other income	39	21	18	43	19	24
Interest income, provision for loan losses and interest expense	(28)	—	(28)	10	—	10
Equity in earnings (losses)	17	—	17	(8)	—	(8)

Income (loss) from continuing operations before income taxes and minority interest	163	(13)	176	144	(12)	156

Tax provision	(61)	(3)	(58)	(57)	(1)	(56)
Tax credits	28	28	—	29	29	—

Total tax (provision) benefit	(33)	25	(58)	(28)	28	(56)

Income from continuing operations before minority interest	130	12	118	116	16	100

Minority interest	18	18	—	16	15	1

Income from continuing operations	$148	$30	$118	$132	$31	$101

For the twelve weeks ended September 9, 2005, the synthetic fuel operation generated revenue of $98 million versus $87 million of revenue for the twelve weeks ended September 10, 2004, primarily due to a higher sales prices per ton of synthetic fuel sold in 2005 and slightly higher production in 2005. Versus the year ago quarter, income from continuing operations associated with the Synthetic Fuel segment declined from $31 million to $30 million primarily as a result of increased raw materials prices.

The table below details the impact of our Synthetic Fuel segment on our continuing operations for the thirty-six weeks ended September 9, 2005 and September 10, 2004:

($ in millions)	Thirty-Six Weeks Ended September 9, 2005			Thirty-Six Weeks Ended September 10, 2004
	As Reported	Syn. Fuel Impact	Before Syn. Fuel	As Reported	Syn. Fuel Impact	Before Syn. Fuel
Operating income (loss)	$334	$(115)	$449	$368	$(61)	$429
Gains and other income	97	20	77	95	28	67
Interest income, provision for loan losses and interest expense	(32)	—	(32)	29	—	29
Equity in earnings (losses)	18	—	18	(37)	(28)	(9)

Income (loss) from continuing operations before income taxes and minority interest	417	(95)	512	455	(61)	516

Tax (provision) benefit	(152)	21	(173)	(172)	12	(184)
Tax credits	134	134	—	93	93	—

Total tax (provision) benefit	(18)	155	(173)	(79)	105	(184)

Income from continuing operations before minority interest	399	60	339	376	44	332
Minority interest	32	32	—	30	29	1

Income from continuing operations	$431	$92	$339	$406	$73	$333

For the thirty-six weeks ended September 9, 2005, the synthetic fuel operation generated revenue of $304 million versus revenue of $198 million for the thirty-six weeks ended September 10, 2004, primarily due to the accounting impact associated with the consolidation of our synthetic fuel operations from the start of the 2004 second quarter versus accounting for the synthetic fuel operations using the equity method of accounting in the 2004 first quarter and a higher average sales price per ton of synthetic fuel sold in 2005. In addition, revenue was lower as a result of lower production for the combined second and third quarters of 2005 versus the comparable year ago periods.

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

The $19 million increase in synthetic fuel income from continuing operations to $92 million from $73 million is primarily due to our increased proportion of tax credits through May 31, 2005, associated with the three synthetic fuel facilities owned by Synthetic American Fuel Enterprises II, LLC (“SAFE II”) that were under IRS review, partially offset by our decreased proportion of tax credits through March 31, 2005, associated with the one facility owned by Synthetic American Fuel Enterprises I, LLC (“SAFE I”) that was not under IRS review. Partially offsetting the aforementioned favorable variance to last year were lower gains and other income in 2005 reflecting lower earn-out payments received from our partner, higher raw materials prices in 2005, and slightly lower production in 2005.

In the 2005 second quarter we entered into an amendment agreement with our synthetic fuel partner. This amendment extended until June 30, 2005, the period in which our partner had the right to elect to have its approximately 50 percent ownership interest in the three SAFE II synthetic fuel facilities that were subject to the IRS’s placed-in-service challenge redeemed. Our joint venture partner had the right to have us redeem its ownership interest in those three facilities because the IRS’s placed-in-service challenge remained outstanding as of March 31, 2005. Under the terms of the amendment, our partner was allocated 1 percent of the tax credits from those three facilities until May 31, 2005. Effective as of June 1, 2005, our partner’s share of the tax credits from those three facilities has returned to approximately 50 percent.

On June 7, 2005, the IRS National Office issued a Technical Advice Memorandum confirming that the three SAFE II synthetic fuel facilities that were under IRS review meet the placed-in-service requirement under Section 29 of the Internal Revenue Code.

In the 2005 third quarter, we entered into an amendment agreement with our synthetic fuel partner that gave our partner the option to have us redeem its approximately 50 percent ownership interest in the three SAFE II synthetic fuel facilities on November 30, 2005, or December 31, 2005. Our partner has elected not to exercise the option to have us redeem its interest on November 30, 2005, and has until November 1, 2005, to elect to have us redeem its interest on December 31, 2005.

Impact of Future Adoption of Accounting Standards

Statement of Position 04-2, “Accounting for Real Estate Time-sharing Transactions”

In December 2004, the American Institute of Certified Public Accountants issued Statement of Position 04-2, “Accounting for Real Estate Time-sharing Transactions,” (the “SOP”) and the FASB amended FAS No. 66, “Accounting for Sales of Real Estate,” and FAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to exclude accounting for real estate time-sharing transactions from these statements. The SOP will be effective for fiscal years beginning after June 15, 2005.

Under the SOP, we will charge the majority of the costs we incur to sell timeshares to expense when incurred. We will also record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time that we recognize profit on a timeshare sale. We will also account for rental and other operations during holding periods as incidental operations, which require us to record any excess costs as a reduction of inventory costs.

We estimate that the initial adoption of the SOP in our 2006 first quarter, which we will report as a cumulative effect of a change in accounting principle in our fiscal year 2006 financial statements, will result in a one-time non-cash pre-tax charge of approximately $150 million to $175 million, consisting primarily of the write-off of deferred selling costs and establishing the required reserve on notes. We estimate that the ongoing impact of adoption in subsequent periods will be immaterial.

FAS No. 123 (revised 2004), “Share-Based Payment”

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim period that begins after June 15, 2005. We will adopt FAS No. 123R at the beginning of our 2006 fiscal year. We estimate the adoption of FAS No. 123R, using the modified prospective method, will result in incremental pre-tax expense in fiscal year 2006 of approximately $45 million, based on our current share-based payment compensation plans, assumptions reflecting currently available information and recent interpretations related to accounting for share-based awards granted to eligible retirees.

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

At September 9, 2005, we had no loans and $93 million of letters of credit outstanding under the facility. At September 9, 2005, our cash balances of $161 million combined with our available borrowing capacity under the credit facility, less $390 million of outstanding commercial paper supported by the facility, amounted to $1.678 billion. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements, including repayment of our Series B Senior notes totaling $200 million which mature on November 15, 2005. We periodically evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position.

Cash and equivalents totaled $161 million at September 9, 2005, a decrease of $609 million from year-end 2004, reflecting activity for the thirty-six weeks ended September 9, 2005 including: purchases of treasury stock ($1,266 million); equity and cost method investments ($201 million) including our investment in the joint venture with Whitbread, as described below under the “Marriott and Whitbread Joint Venture” caption; capital expenditures ($626 million) including the purchase of 13 properties as discussed below under the “CTF Holdings Ltd.” caption; dividend payments ($61 million) and other cash outflows net of other cash inflows ($22 million). Partially offsetting these cash outflows were cash inflows associated with the following: loan collections and sales net of advances ($561 million) including the loans as described below in the “Asset Securitizations and Other” caption; strong operations ($477 million); common stock issuances ($104 million); debt issuances net of debt repayments ($35 million); and commercial paper issuances ($390 million).

While our timeshare business generates strong operating cash flow, the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing affects quarterly amounts. We include timeshare interval sales we finance in cash from operations when we collect cash payments or the notes are sold for cash. The following table shows the net operating activity from our timeshare business (which excludes the portion of income from continuing operations from our timeshare business):

	Thirty-Six Weeks Ended
($ in millions)	September 9, 2005	September 10, 2004
Timeshare development, less cost of sales	$68	$45
New timeshare mortgages, net of collections	(301)	(279)
Loan repurchases	(16)	(12)
Note sale gains	(29)	(27)
Note sale proceeds	176	141
Financially reportable sales (in excess of) lower than closed sales	(81)	61
Collection on retained interests in notes sold and servicing fees	57	78
Other cash inflows	33	29

Net cash (outflows) inflows from timeshare activity	$(93)	$36

Asset Securitizations and Other

In June 2005, we sold $196 million of notes receivable generated by our timeshare business in connection with the sale of timeshare intervals. In conjunction with the sale, we received net proceeds of $176 million, retained residual interests of $50 million, and recorded a gain of $29 million. We used the following key assumptions to measure the fair value of the residual interests: discount rate of 8.15 percent; expected annual prepayments, including defaults, of 19.16 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 72 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 37 months. Our key assumptions are based on experience with other timeshare notes receivable that we originated.

Since year-end 2004, our notes receivable balance has declined by $403 million. In addition to the timeshare notes sale noted above, other items impacting the notes receivable balance include the repayment of the $269 million mezzanine loan associated with the Courtyard Joint Venture (described more fully below under the caption “Courtyard Joint Venture”) in the second quarter, and other note sales and collections net of advances.

Debt

As of the end of the 2005 third quarter, debt increased by $492 million since year-end 2004 due to the second quarter 2005 issuance of $348 million (book value) of Series F Senior notes (described more fully below), net commercial paper issuances of $390 million during the 2005 third quarter and other debt increases of $29 million in 2005, partially offset by the maturity, in April 2005, of $275 million of Series D Senior notes.

We entered into a Terms Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and other Underwriters to sell $350 million aggregate principal amount of 4 5/8 percent Series F Notes due 2012 (the “Notes”), and the offering of the Notes closed during our 2005 second quarter. We received net proceeds of approximately $346 million from this offering, after deducting a discount and underwriting fees, and we used these proceeds to repay commercial paper borrowings and for general corporate purposes.

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

On October 11, 2005, the Company issued a press release and filed a current report on Form 8-K (with the press release as an exhibit) announcing an offer to exchange a new series of Senior Notes due November 10, 2015 for up to $293,800,000 of its 7 percent Series E Notes due January 15, 2008 and up to $300,000,000 of its 7-7/8 percent Series C Notes due September 15, 2009. Additional information about the offer can be found in that Form 8-K.

Share Repurchases

We purchased 20.3 million shares of our Class A Common Stock during the thirty-six weeks ended September 9, 2005, at an average price of $64.86 per share. See Part II, Item 2 of this Form 10-Q for additional information on the Company’s share repurchases.

Courtyard Joint Venture

During the 2005 second quarter, Sarofim Realty Advisors (“Sarofim”), on behalf of an institutional investor, completed the acquisition of a 75 percent interest in the Courtyard Joint Venture, and we signed new long-term management agreements with the joint venture. The transaction will result in an accelerating pace of reinventions and upgrades at the joint venture’s 120 hotels.

Prior to Sarofim’s acquisition, we and Host Marriott owned equal shares in the 120-property joint venture. With the addition of the new equity, our interest in the joint venture has declined to approximately 21 percent and Host Marriott’s interest declined to less than 4 percent. As part of the completed transaction, our mezzanine loan to the joint venture (including capitalized interest) totaling approximately $269 million was repaid. We are making available to the joint venture a seven year subordinated loan of up to $129 million, primarily to fund renovation costs in 2005 and 2006 for the remaining hotels in the portfolio. No fundings have yet occurred, and in total we expect to fund no more than $104 million.

Marriott and Whitbread Joint Venture

We announced in the first quarter of 2005 that we had signed an agreement with Whitbread PLC (“Whitbread”) to establish a 50/50 joint venture to acquire Whitbread’s portfolio of 46 franchised Marriott and Renaissance hotels totaling over 8,000 rooms, and for us to take over management of the entire portfolio of hotels upon the transfer of the hotels to the new joint venture. Closing occurred in the 2005 second quarter.

Whitbread sold its interest in the 46 hotels to the joint venture for approximately £995 million. Whitbread received approximately £710 million in cash (including £620 million from senior debt proceeds) and 50 percent of the preferred and ordinary shares of the joint venture and non-voting deferred consideration shares valued at £285 million. We contributed approximately £90 million ($171 million) in the second quarter of 2005 for the remaining 50 percent of the preferred and ordinary shares of the joint venture. The joint venture is currently discussing the sale of the hotels with a number of potential purchasers. As the joint venture sells the hotels, our interest in the joint venture will be redeemed. The joint venture expects to sell properties to investors over the next two years subject to long-term management agreements with us.

CTF Holdings Ltd.

During the 2005 second quarter, we signed a purchase and sale agreement with CTF Holdings Ltd. and certain of its affiliates (collectively “CTF”) to purchase 32 properties (in each case through a purchase of real estate, a purchase of the entity that owned the hotel, or an assignment of CTF’s leasehold rights) and certain joint venture interests from CTF for an aggregate price of $1,452 million. At that time, all of the properties were operated by us or our subsidiaries and included 29 Renaissance Hotels & Resorts brand properties and three Courtyard brand properties. The agreement permitted us to designate substitute purchasers at closing. Sunstone Hotel Investors, Inc. (“Sunstone”), Walton Street Capital, L.L.C. (“Walton Street”) and Tarsadia Hotels (“Tarsadia”) signed separate agreements with us to be substitute purchasers and acquire 15 hotels and certain joint venture interests from CTF for $1.026 billion at the transaction’s closing. Sunstone agreed to purchase five hotels and one joint venture interest for $419 million; Walton Street agreed to purchase eight hotels for $578 million; and Tarsadia agreed to purchase two hotels for $29 million. Walton Street and Sunstone also agreed to invest a combined $68 million to further upgrade the 13 hotels they were acquiring and enter into new long-term management agreements with us.

The Walton Street, Sunstone, and Tarsadia closings took place during our third quarter. We continue to manage the properties purchased by Walton Street and Sunstone under long-term agreements. The two properties purchased by Tarsadia are being operated under short-term management and franchise agreements.

Of the remaining 17 properties in the CTF transaction, we completed the purchase of 13 properties during the third quarter for an aggregate price of $386 million and are currently discussing the sale of a number of these properties with potential purchasers. A third party purchased two of the four remaining properties subsequent to the third quarter for $28 million. The sale of the remaining two properties has been postponed pending receipt of certain third-party consents. We plan to sell eight of the properties we have purchased to date to third-party owners, and the balances related to these properties are classified within the “Assets held for sale” and “Liabilities of assets held for sale” captions in our Condensed Consolidated Balance Sheet. The remaining five properties are operated under leases, four of which expire by 2012.

We and CTF also exchanged legal releases effective as of the closing date, and the litigation and arbitration that was outstanding between the two companies and their affiliates is now dismissed.

On the closing date we and CTF also modified management agreements on 29 other CTF-leased hotels, 28 located in Europe and one hotel located in the United States. We became secondarily liable for annual rent payments for certain of these hotels when we acquired the Renaissance Hotel Group N.V. in 1997. We continue to manage 16 of these hotels under new long-term management agreements, however due to certain provisions in the management agreements, we account for these contracts as operating leases. CTF has placed approximately $89 million in trust accounts to cover possible shortfalls in cash flow necessary to meet rent payments under these leases. In turn, we released CTF affiliates from their guarantees in connection with these leases. Approximately $81 million remained in these trust accounts at the end of the 2005 third quarter. Our financial statements reflect us as lessee on these hotels with total minimum lease payments of approximately $532 million through the end of the lease term and minimum annual lease payments of approximately $47 million.

For the remaining 13 European leased hotels, CTF may terminate management agreements with us if and when CTF obtains releases from landlords of our back-up guarantees. Pending completion of the CTF-landlord agreements, we continue to manage these hotels under modified management agreements and remain secondarily liable under certain of these leases. CTF has made available €35 million in cash collateral in the event that we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $230 million will decline.

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

In the 2005 second quarter we recorded a $94 million pre-tax charge primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of the existing management agreements. As described above, we entered into new long-term management agreements with CTF, Walton Street and Sunstone at the closing of the transactions, and we expect that most of the hotels we acquired will also be sold subject to long-term management agreements.

Investment In Leveraged Lease

At September 9, 2005, we have a $23 million gross investment in an aircraft leveraged lease with Delta Air Lines, Inc. (“Delta”) which we acquired in 1994. On September 14, 2005, Delta filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and informed us that it wishes to restructure the lease. As a result, we believe our investment is impaired, and have recorded a pre-tax charge of approximately $17 million for the quarter ended September 9, 2005.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Internal Control Over Financial Reporting

During the third quarter, we continued the phased implementation of an enterprise-wide general ledger and financial reporting system, which began in the second quarter of 2005 and will continue over the next several quarters. Also during the third quarter, we implemented a new application system to bill owners and franchisees certain royalty, management and other fees and reimbursed costs. The implementations were performed in the ordinary course of business to improve efficiency through the use of common application platforms with more current technology.

There have been no other changes in internal control over financial reporting that occurred during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The legal proceedings and claims described under the heading captioned “Contingencies” in Note 6 of the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q are hereby incorporated by reference. We also refer you to the discussion of The Ritz-Carlton Bali Resort and Spa litigation on page 16 of our 2004 Annual Report on Form 10-K. From time to time, we are also subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Legal Proceedings Terminated During the Third Quarter

On April 8, 2002, we initiated an arbitration proceeding against CTF Hotel Holdings, Inc. and its affiliate, Hotel Property Investments (B.V.I.) Ltd. (“HPI”), in connection with a dispute over procurement and other issues for certain Renaissance hotels and resorts that we manage for CTF Hotel Holdings, Inc. and HPI. On April 12, 2002, CTF Hotel Holdings, Inc. filed a lawsuit in U.S. District Court in Delaware against us and Avendra LLC, alleging that, in connection with procurement at 20 of those hotels, we engaged in improper acts of self-dealing, and claiming breach of fiduciary, contractual and other duties, fraud, misrepresentation, and violations of the RICO and the Robinson-Patman Acts. As part of the transactions with CTF described in Footnote 9 to our financial statements, “Acquisitions and Dispositions,” in Part I of this report, we exchanged legal releases with CTF effective June 23, 2005, and the litigation and arbitration between the two companies and their affiliates is now dismissed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 18, 2005 – July 15, 2005	1.3	$68.36	1.3	5.0
July 16, 2005 – August 12, 2005	2.3	68.41	2.3	27.7
August 13, 2005 – September 9, 2005	4.4	64.77	4.4	23.3

(1)	On August 4, 2005, we announced that our Board of Directors increased by 25.0 million shares, the authorization to repurchase our common stock for a total outstanding authorization of approximately 28.8 million shares on that date. That authorization is ongoing and does not have an expiration date. We repurchase shares in the open-market and in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
10.1	Fifth Amendment Agreement regarding Synthetic American Fuel Enterprises II, LLC, dated as of June 30, 2005.	Exhibit No. 10 to our Form 8-K dated June 30, 2005 and filed July 5, 2005.

10.2	Consent and Agreement regarding Synthetic American Fuel Enterprises I, LLC, dated as of July 22, 2005.	Filed with this report.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.

13th day of October, 2005

/s/ Arne M. Sorenson
Arne M. Sorenson Executive Vice President and Chief Financial Officer

/s/ Carl T. Berquist
Carl T. Berquist Executive Vice President, Financial Information and Enterprise Risk Management and Principal Accounting Officer