Form 10-K
period 2005-12-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2006-02-22
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State of Incorporation)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (301) 380-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value (205,352,719 shares outstanding as of February 10, 2006)	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates at June 17, 2005, was $11,467,928,697.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

MARRIOTT INTERNATIONAL, INC.

FORM 10-K TABLE OF CONTENTS

FISCAL YEAR ENDED DECEMBER 30, 2005

Throughout this report, we refer to Marriott International, Inc., together with its subsidiaries, as “we,” “us,” or “the Company.” Unless otherwise specified, each reference to “2005” means our fiscal year ended December 30, 2005, each reference to “2004” means our fiscal year ended December 31, 2004, each reference to “2003” means our fiscal year ended January 2, 2004, and each reference to “2002” means our fiscal year ended January 3, 2003, and not, in each case, the corresponding calendar year.

PART I

Item 1. Business.

We are a worldwide operator and franchisor of hotels and related lodging facilities. Our operations are grouped into the following five business segments:

Segment	Percentage of 2005 Total Sales
Full-Service Lodging	65%
Select-Service Lodging	11%
Extended-Stay Lodging	5%
Timeshare	15%
Synthetic Fuel	4%

We were organized as a corporation in Delaware in 1997 and became a public company in 1998 when we were “spun off” as a separate entity by the company formerly named “Marriott International, Inc.”

In our Lodging business, which includes our Full-Service, Select-Service, Extended-Stay and Timeshare segments, we develop, operate and franchise hotels and corporate housing properties under 13 separate brand names, and we develop, operate and market timeshare, fractional ownership and whole ownership properties under four separate brand names. We also provide services to home/condominium owner associations.

Our synthetic fuel operation consists of our interest in four coal-based synthetic fuel production facilities whose operations qualify for tax credits based on Section 29 of the Internal Revenue Code (“Section 29”) (redesignated as Section 45K for fiscal years 2006 and 2007).

Financial information by industry segment and geographic area as of and for the 2005, 2004, and 2003 fiscal years then ended appears in Footnote 19, “Business Segments” of the Notes to our Consolidated Financial Statements included in this annual report.

Lodging

We operate or franchise 2,741 lodging properties worldwide, with 499,165 rooms as of year-end 2005. In addition, we provide 1,850 furnished corporate housing rental units. We believe that our portfolio of lodging brands is the broadest of any company in the world, and that we are the leader in the quality tier of the vacation timesharing business. Consistent with our focus on management and franchising, we own very few of our lodging properties. Our lodging brands include:

Full-Service Lodging	Extended-Stay Lodging
• Marriott® Hotels & Resorts	• Residence Inn by Marriott®
• Marriott Conference Centers	• TownePlace Suites by Marriott®
• JW Marriott® Hotels & Resorts	• Marriott ExecuStay®
• The Ritz-Carlton®	• Marriott Executive Apartments®
• Renaissance® Hotels & Resorts
• Bulgari Hotels & Resorts®	Timeshare
• Marriott Vacation ClubSM International
Select-Service Lodging	• The Ritz-Carlton Club®
• Courtyard by Marriott®	• Grand Residences by Marriott®
• Fairfield Inn by Marriott®	• Horizons by Marriott Vacation Club®
• SpringHill Suites by Marriott®

Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include JW Marriott Hotels & Resorts and Marriott Conference Centers.

Company-Operated Lodging Properties

At year-end 2005, we operated 1,017 properties (261,800 rooms) under long-term management or lease agreements with property owners (together, “the Operating Agreements”) and 17 properties (5,317 rooms) as owned.

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

Our timeshare operations develop, sell and operate vacation timesharing resorts under four brands, and generate revenues from three primary sources: (1) selling fee simple and other forms of timeshare intervals and personal residences, (2) financing consumer purchases, and (3) operating the resorts.

Franchised Lodging Properties

We have franchising programs that permit the use of certain of our brand names and our lodging systems by other hotel owners and operators. Under these programs, we generally receive an initial application fee and continuing royalty fees, which typically range from 4 percent to 6 percent of room revenues for all brands, plus 2 percent to 3 percent of food and beverage revenues for certain full-service hotels. In addition, franchisees contribute to our national marketing and advertising programs, and pay fees for use of our centralized reservation systems. At year-end 2005, we had 1,707 franchised properties (232,048 rooms).

Seasonality

In general, business at company-operated and franchised properties is relatively stable and includes only moderate seasonal fluctuations. Business at some resort properties may be seasonal depending on location.

Relationship with Major Customer

We operate a number of properties, under long-term management agreements, that are owned or leased by Host Marriott Corporation (“Host Marriott”). In addition, Host Marriott is a partner in several partnerships that own properties operated by us under long-term management agreements. See Footnote 22, “Relationship with Major Customer” in the Notes to our Consolidated Financial Statements included in this annual report for more information.

Summary of Properties by Brand

At year-end 2005, we operated or franchised the following properties by brand (excluding 1,850 corporate housing rental units):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging
Marriott Hotels & Resorts	269	107,531	190	57,116
Marriott Conference Centers	14	3,606	—	—
JW Marriott Hotels & Resorts	29	13,937	5	1,265
The Ritz-Carlton	59	19,285	—	—
Renaissance Hotels & Resorts	90	33,449	47	14,783
Bulgari Hotel & Resort	1	58	—	—
Ramada International	3	532	—	—
Select-Service Lodging
Courtyard	306	49,130	386	50,539
Fairfield Inn	2	855	522	47,144
SpringHill Suites	24	3,815	113	12,187
Extended-Stay Lodging
Residence Inn	135	18,172	355	40,272
TownePlace Suites	34	3,660	88	8,643
Marriott Executive Apartments	16	2,753	1	99
Timeshare [1]
Marriott Vacation Club International	44	9,401	—	—
The Ritz-Carlton Club	4	292	—	—
Grand Residences by Marriott	2	313	—	—
Horizons by Marriott Vacation Club	2	328	—	—

Total	1,034	267,117	1,707	232,048

[1]	Includes products in active sales which are not ready for occupancy.

We currently have more than 70,000 rooms in our development pipeline and expect to add approximately 25,000 hotel rooms and timeshare units to our system in 2006. We believe that we have access to sufficient financial resources to finance our growth, as well as to support our ongoing operations and meet debt service and other cash requirements. Nonetheless, our ability to sell properties that we develop, and the ability of hotel developers to build or acquire new Marriott properties, important parts of our growth plan, are partially dependent on their access to and the availability and cost of capital. See the “Liquidity and Capital Resources” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Properties by Country

At year-end 2005, we operated or franchised properties in the following 67 countries and territories:

Country	Hotels	Rooms
Americas
Argentina	1	325
Aruba	4	1,641
Brazil	6	1,620
Canada	49	10,914
Cayman Islands	3	898
Chile	2	485
Costa Rica	3	569
Curacao	1	247
Dominican Republic	2	446
Ecuador	1	257
Guatemala	1	385
Honduras	1	157
Jamaica	1	427
Mexico	10	2,736
Panama	2	416
Peru	1	300
Puerto Rico	3	1,197
Saint Kitts and Nevis	1	500
Trinidad and Tobago	1	119
United States	2,349	398,417
U.S. Virgin Islands	4	821
Venezuela	1	269

Total Americas	2,447	423,146

Middle East and Africa
Bahrain	1	264
Egypt	8	3,290
Jordan	3	609
Kuwait	2	601
Qatar	2	586
Saudi Arabia	3	735
Tunisia	1	221
United Arab Emirates	6	1,150

Total Middle East and Africa	26	7,456

Asia
China	32	12,440
Guam	1	357
India	5	1,220
Indonesia	4	1,452
Japan	10	3,236
Malaysia	7	2,977
Pakistan	2	509
Philippines	2	898
Singapore	2	992
South Korea	4	1,756
Thailand	8	2,013
Vietnam	2	874

Total Asia	79	28,724

Country	Hotels	Rooms
Australia	8	2,354

Europe
Armenia	1	225
Austria	6	1,569
Belgium	4	721
Czech Republic	3	656
Denmark	1	395
France	7	1,529
Georgia	2	245
Germany	40	8,519
Greece	1	314
Hungary	2	470
Israel	2	960
Italy	6	1,005
Kazakhstan	1	120
Lebanon	1	174
Netherlands	3	945
Poland	2	748
Portugal	3	933
Romania	1	402
Russia	7	1,771
Spain	6	1,470
Switzerland	2	464
Turkey	4	1,210

Total Europe	105	24,845

United Kingdom
Ireland	3	327
United Kingdom (England, Scotland and Wales)	73	12,313

Total United Kingdom	76	12,640

Total – All Countries and Territories	2,741	499,165

Full-Service Lodging

Marriott Hotels & Resorts (including JW Marriott Hotels & Resorts and Marriott Conference Centers) is our global flagship brand, primarily serving business and leisure travelers and meeting groups at locations in downtown, urban and suburban areas, near airports and at resort locations. Marriott Hotels & Resorts is a quality-tier brand comprised of full-service properties. Typically, properties contain from 400 to 700 well appointed and spacious rooms, in-room high-speed internet access, swimming pools, gift shops, convention and banquet facilities, a variety of restaurants and lounges, room service, concierge lounges, wireless internet access in public places, and parking facilities. Sixteen properties have over 1,000 rooms. Many resort properties have additional recreational and entertainment facilities, such as tennis courts, golf courses, additional restaurants and lounges, and many have spa facilities. During 2005, most properties installed a new bedding package offering plusher mattresses and enhanced bedding components, including down comforters, duvets and cotton-rich linens. In 2005, we also unveiled the new Marriott guest room which features contemporary residential design, warm colors, rich cherry wood, architectural detail, flat screen televisions, “plug and play” technology and bathrooms reflecting spa-like luxury.

JW Marriott Hotels & Resorts is the Marriott brand’s luxury collection of distinctive properties and resorts that cater to accomplished, discerning travelers seeking an elegant environment and personal service. These 34 properties (15,202 rooms) are primarily located in gateway cities and upscale locations throughout the world. In addition to the features found in a typical Marriott full-service property, the facilities and amenities at JW Marriott Hotels & Resorts properties normally include larger guest rooms, higher end décor and furnishings, upgraded in-room amenities, upgraded business centers and fitness centers/spas, and 24-hour room service.

We operate 14 Marriott Conference Centers (3,606 rooms) throughout the United States. Some of the centers are used exclusively by employees of sponsoring organizations, while others are marketed to outside meeting groups and individuals. In addition to the features found in a typical Marriott full-service property, the centers typically include expanded meeting room space, banquet and dining facilities, guest rooms and recreational facilities.

Marriott Hotels & Resorts Geographic Distribution at year-end 2005	Hotels
United States (42 states and the District of Columbia)	332	(133,534 rooms)

Non-U.S. (57 countries and territories)
Americas (Non-U.S.)	35
Continental Europe	34
United Kingdom	55
Asia	32
The Middle East and Africa	14
Australia	5

Total Non-U.S.	175	(49,921 rooms)

The Ritz-Carlton is a leading global luxury lifestyle brand of hotels and resorts renowned for their distinctive architecture and for the high quality level of their facilities, dining options and exceptional personalized guest service. Most Ritz-Carlton hotels have 250 to 400 guest rooms and typically include meeting and banquet facilities, a variety of restaurants and lounges, a club level, gift shops, high-speed internet access, swimming pools and parking facilities. Guests at most of the Ritz-Carlton resorts have access to additional recreational amenities, such as tennis courts, golf courses and health spas.

The Ritz-Carlton Geographic Distribution at year-end 2005	Hotels
United States (14 states and the District of Columbia)	35	(11,616 rooms)

Non-U.S. (20 countries and territories)
Americas (Non-U.S.)	7
Continental Europe	5
Asia	8
The Middle East and Africa	4

Total Non-U.S.	24	(7,669 rooms)

Renaissance Hotels & Resorts is a distinctive and global quality-tier full-service brand that targets individual business and leisure travelers and group meetings seeking stylish and personalized environments. Renaissance Hotels & Resorts properties are generally located at downtown locations in major cities, in suburban office parks, near major gateway airports and in destination resorts. Most properties contain from 300 to 500 rooms; however, a few of the convention oriented properties are larger, and some properties in non-gateway markets, particularly in Europe, are smaller. Renaissance properties and services typically feature distinctive décor, in-room high-speed internet access, restaurants and lounges, room service, swimming pools, gift shops, concierge lounges, and meeting and banquet facilities. During 2005, most properties installed a new bedding package offering plusher mattresses and enhanced bedding components, including down comforters, duvets and cotton-rich linens. Resort properties typically have additional recreational and entertainment facilities and services, including golf courses, tennis courts, water sports, additional restaurants and spa facilities.

Renaissance Hotels & Resorts Geographic Distribution at year-end 2005	Hotels
United States (26 states and the District of Columbia)	67	(25,431 rooms)

Non-U.S. (28 countries and territories)
Americas (Non-U.S.)	8
Continental Europe	28
United Kingdom	7
Asia	23
The Middle East and Africa	4

Total Non-U.S.	70	(22,801 rooms)

Bulgari Hotels & Resorts. As part of our ongoing strategy to expand our reach through partnerships with pre-eminent world-class companies, in early 2001 we entered into a joint venture with jeweler and luxury goods designer Bulgari SpA to create and introduce distinctive new luxury hotel properties in prime locations – Bulgari Hotels & Resorts. The first property (58 rooms), the Bulgari Hotel Milano, opened in Milan, Italy, in 2004. The second property, the Bulgari Resort Bali, is expected to open in Spring 2006 and will include 59 private villas, two restaurants and comprehensive spa facilities. Other projects are currently in various stages of development in Europe, Asia, and North America.

Ramada International. We sold Ramada International, a moderately-priced and predominantly franchised brand targeted at business and leisure travelers outside the United States, to Cendant Corporation (“Cendant”) during the fourth quarter of 2004. We continue to manage three Ramada International properties (532 rooms) located outside of the United States at year-end 2005. Additionally, in the second quarter of 2004, Cendant exercised its option to redeem our interest in the Two Flags joint venture, and as a result, Cendant acquired the trademarks and licenses for the Ramada and Days Inn lodging brands in the United States. The Two Flags joint venture was originally formed in 2002 by us and Cendant to further develop and expand the Ramada and Days Inn brands in the United States. We contributed the domestic Ramada license agreements and related intellectual property to the joint venture, and Cendant contributed the Days Inn license agreement and related intellectual property.

Select-Service Lodging

Courtyard is our upper-moderate-price select-service hotel product aimed primarily at transient business travel. Courtyard hotels maintain a residential atmosphere and typically contain 90 to 150 rooms in suburban locales, and 140 to 340 rooms in downtown/urban locales. Well-landscaped grounds typically include a courtyard with a pool and social areas. Hotels feature functionally designed quality guest rooms and meeting rooms, free in-room high-speed internet access (in North America), limited restaurant facilities, a swimming pool and an exercise room. During 2005, most properties installed a new bedding package offering plusher mattresses and enhanced bedding components, including cotton-rich linens, and most hotels include The Market, a self-serve food store open 24 hours a day. Through year-end 2005, 129 hotels have been reinvented, and reinventions of an additional 43 properties are expected to be completed by year-end 2006. Reinvented properties feature fresh, crisp designs for guest rooms, lobbies and public spaces, granite bathroom vanities, and new guest room furnishings with rich, new fabrics and colors. The operating systems developed for these hotels allow Courtyard to be price-competitive while providing better value through superior facilities and guest service. At year-end 2005, there were 692 Courtyards operating in 24 countries.

Courtyard Geographic Distribution at year-end 2005	Hotels
United States (47 states and the District of Columbia)	623	(87,539 rooms)

Non-U.S. (23 countries and territories)
Americas (Non-U.S.)	20
Continental Europe	27
United Kingdom	12
Asia	5
The Middle East and Africa	2
Australia	3

Total Non-U.S.	69	(12,130 rooms)

Fairfield Inn is our hotel brand that competes in the lower-moderate-price tier. Aimed at value-conscious individual business and leisure travelers, a typical Fairfield Inn or Fairfield Inn & Suites has 60 to 140 rooms and offers free in-room high-speed internet access, a swimming pool, complimentary continental breakfast and free local phone calls. During 2005, most properties installed a new bedding package featuring plusher mattresses and enhanced bedding components, including cotton-rich linens. At year-end 2005, there were 388 Fairfield Inns and 136 Fairfield Inn & Suites (524 hotels total), operating in the United States, Canada and Mexico.

Fairfield Inn Geographic Distribution at year-end 2005	Hotels
United States (48 states)	519	(47,440 rooms)

Non-U.S. (2 countries)
Americas (Non-U.S.)	5	(559 rooms)

SpringHill Suites is our all-suite brand in the upper-moderate-price tier targeting business travelers, leisure travelers and families. SpringHill Suites typically have 90 to 165 studio suites that are 25 percent larger than a typical hotel guest room. The brand offers a broad range of amenities, including free in-room high-speed internet access, The Market, a self-serve food store open 24 hours a day, complimentary “Suite Seasons” hot breakfast buffet and exercise facilities. During 2005, most properties installed a new bedding package featuring plusher mattresses and enhanced bedding components, including cotton-rich linens. There were 137 properties (16,002 rooms) located in the United States, Canada and Mexico at year-end 2005.

Extended-Stay Lodging

Residence Inn, North America’s leading extended-stay brand, allows guests on long-term trips to experience all the comforts of home while traveling. Spacious suites with full kitchens and separate areas for sleeping, working, relaxing and eating offer home-like comfort with functionality. During 2005, most properties installed a new bedding package featuring plusher mattresses and enhanced bedding components, including cotton-rich linens. A friendly staff and welcome services like complimentary hot breakfast and evening social hours add to the sense of community. There are 490 Residence Inn hotels across North America. Through year-end 2005, 95 Residence Inns have been refreshed and feature modern residential touches including a work station/breakfast bar separating the kitchen from the living room, brighter color schemes and updated kitchens and bathrooms. An additional 24 properties are scheduled to be refreshed in 2006.

Residence Inn Geographic Distribution at year-end 2005	Hotels
United States (47 states and the District of Columbia)	473	(56,204 rooms)

Non-U.S. (2 countries)
Americas (Non-U.S.)	17	(2,240 rooms)

TownePlace Suites is a moderately priced extended-stay hotel product that is designed to appeal to business and leisure travelers who stay for five nights or more. The typical TownePlace Suites hotel contains 100 studio, one-bedroom and two-bedroom suites. Each suite has a fully equipped kitchen and separate living area with a comfortable, residential feel. Each hotel provides housekeeping services and has on-site exercise facilities, an outdoor pool, 24-hour staffing, free in-room high-speed internet access and laundry facilities. During 2005, most properties installed a new bedding package featuring plusher mattresses and enhanced bedding components, including cotton-rich linens. At year-end 2005, 122 TownePlace Suites (12,303 rooms) were located in 36 states.

Marriott ExecuStay provides furnished corporate apartments for stays of one month or longer nationwide. ExecuStay owns no residential real estate and provides units primarily through short-term lease agreements with apartment owners and managers and franchise agreements. The total number of units leased at year-end 2005, directly by Marriott ExecuStay was approximately 2,000 and more than 3,000 were leased by our 14 franchisees. At year-end 2005, Marriott ExecuStay managed seven markets and had franchise relationships in 38 more, brining the total market count to 45.

Marriott Executive Apartments. We provide temporary housing (“Serviced Apartments”) for business executives and others who need quality accommodations outside their home country, usually for 30 or more days. Some Serviced Apartments operate under the Marriott Executive Apartments brand, which is designed specifically for the long-term international traveler. At year-end 2005, four Serviced Apartments properties and 13 Marriott Executive Apartments (2,852 rooms total) were located in 10 countries and territories. All Marriott Executive Apartments are located outside the United States.

Timeshare

We develop, operate, and market timeshare, fractional, and whole ownership properties under four brand names. Many timesharing resorts are located adjacent to Marriott-operated hotels, and timeshare owners have access to certain hotel facilities during their vacation. Owners can trade their annual interval for intervals at other Marriott timesharing resorts or for intervals at certain timesharing resorts not otherwise sponsored by Marriott through a third-party exchange company. Owners can also trade their unused interval for points in the Marriott Rewards frequent stay program, enabling them to stay at over 2,600 Marriott hotels worldwide. Our Timeshare segment operates under the following four brands:

The Marriott Vacation Club International (“MVCI”) brand offers full-service villas featuring living and dining areas, one-, two- and three-bedroom options, full kitchen and washer/dryer. Customers may purchase a one week interval or more at each resort. In over 40 locations worldwide, this brand draws United States and international customers who vacation regularly with a focus on family, relaxation and recreational activities. In the United States, MVCI is located in Las Vegas, Nevada; in beach and/or golf communities in Arizona, California, the Carolinas, Florida and Hawaii, and in ski resorts in California, Colorado and Utah. Internationally, MVCI has resorts in Aruba, France, Spain, St. Thomas, U.S. Virgin Islands and Thailand.

The Ritz-Carlton Club brand is a luxury-tier real estate fractional ownership and personal residence ownership brand that combines the benefits of second home ownership with personalized services and amenities. This brand is designed as a private club whose members have access to all Ritz-Carlton Clubs. This brand is offered in ski, golf and beach destinations in Colorado, St. Thomas, U.S. Virgin Islands, and Florida. Customers typically purchase three to five week intervals, but may also purchase a residence outright.

Grand Residences by Marriott is an upper-quality-tier fractional ownership and personal residence ownership brand for corporate and leisure customers. This brand is currently offering ownership in projects located in Lake Tahoe, California, and London, England. Customers typically purchase three to 13 week intervals.

Horizons by Marriott Vacation Club is Marriott Vacation Club’s moderately priced timeshare brand whose product offerings and customer base are currently focused on facilitating family vacations in entertainment communities. Horizons resorts are located in Orlando, Florida, and Branson, Missouri. Customers may purchase a one week interval or more at each resort.

We expect that our future timeshare growth will increasingly reflect opportunities presented by partnerships, joint ventures, and other business structures. We also anticipate that whole ownership products, especially of the luxury Ritz-Carlton Club brand, will be the fastest growth opportunity within the Timeshare segment. In 2005, we initiated timeshare interval sales at Marriott Vacation Club International’s Frenchman’s Cove in St. Thomas, U.S. Virgin Islands, which is expected to open in late 2006. In addition, the following resorts opened for operations in 2005 under the Marriott Vacation Club International brand: Surf Watch in Hilton Head, South Carolina and Las Vegas Chateau in Las Vegas, Nevada.

Marriott Vacation Club International’s owner base continues to expand, with approximately 323,000 owners at year-end 2005, compared to approximately 283,600 at year-end 2004.

Timeshare (all brands) Geographic Distribution at year-end 2005	Resorts	Units
Continental United States	38	7,413
Hawaii	4	1,059
Caribbean	4	833
Europe	5	885
Asia	1	144

Total	52	10,334

Other Activities

Marriott Golf manages 28 golf course facilities as part of our management of hotels and for other golf course owners.

We operate 17 systemwide hotel reservation centers, 11 in the United States and Canada and six in other countries and territories, that handle reservation requests for Marriott lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and lease the others. Additionally, we focus on increasing value for the consumer and “selling the way the customer wants to buy.” Our Look No Further™ Best Rate Guarantee, which gives customers access to the same rates whether they book through our telephone reservation system, our web site or any other reservation channel; our strong Marriott Rewards loyalty program; and our information-rich and easy to use Marriott.com web site all encourage customers to make reservations using the Marriott web site. We have complete control over our inventory and pricing and utilize online and offline agents on an as-needed basis. With over 2,700 hotels, economies of scale enable us to minimize costs per occupied room, drive profits for our owners and maximize our fee revenue.

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

Competition

We encounter strong competition both as a lodging operator and as a franchisor. We believe that by operating a number of hotels among our brands, we stay in direct touch with customers and react to changes in the marketplace more quickly than chains that rely exclusively on franchising. There are approximately 615 lodging management companies in the United States, including several that operate more than 100 properties. These operators are primarily private management firms, but also include several large national chains that own and operate their own hotels and also franchise their brands. Our management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

Affiliation with a national or regional brand is prevalent in the U.S. lodging industry. In 2005, approximately two-thirds of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is fairly concentrated, with the five largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.

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

Based on lodging industry data, we have an 8.5 percent share of the U.S. hotel market (based on number of rooms), and less than a 1 percent share of the lodging market outside the United States. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation because our hotels typically generate higher occupancies and Revenue per Available Room (“RevPAR”) than direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong customer preference. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems and our emphasis on guest service and satisfaction are contributing factors across all of our brands.

Properties that we operate or franchise are regularly upgraded to maintain their competitiveness. Our management, lease and franchise agreements provide for the allocation of funds, generally a fixed percentage of revenue, for periodic renovation of buildings and replacement of furnishings. We believe that these ongoing refurbishment programs are generally adequate to preserve the competitive position and earning power of the hotels and timeshare properties.

While service excellence is Marriott’s hallmark, we continually look for new ways to delight our guests. Currently, we are focused on elevating the Marriott experience beyond that of a traditional hotel stay to a total guest experience that encompasses exceptional style, personal luxury and superior service. This approach to hospitality, “The New Look and Feel of Marriott Now,” is influenced by the world’s foremost innovations in design, technology, culinary expertise, service and comfort. This evolution can be seen across all of our brands, in new and stylish hotel designs, luxurious bedding, exotic destinations, world-class spas and fitness centers and inspired cuisine. Each brand, luxury or moderately priced, will be more upscale and attuned to customer needs than ever before.

In early 2005, we launched Marriott’s At Your Service® program which focuses on the total guest experience from point of reservation to check-out. As part of the pre-arrival planning service, guests receive a personalized e-mail prior to check-in that includes local transportation, weather and restaurant information, as well as directions and maps. At a growing number of hotels and resorts, the service has been expanded as a “virtual concierge.” Guests are able to reserve spa treatments, room service for delivery upon arrival, and other amenities specific to each property. Guests may also request complimentary amenities that each property offers, such as extra pillows, miniature refrigerators and early check-in/late check-out.

Later in 2005 we also streamlined the travel planning and booking process with the addition of Marriott Flexrez to At Your Service. In addition to booking hotel rooms on Marriott.com, our online customers can now find competitive airfare and car rental rates as well.

The vacation ownership industry is one of the fastest growing segments in hospitality and is comprised of a number of highly competitive companies including several branded hotel companies. Since entering the timeshare industry in 1984, we have become a recognized leader in vacation ownership worldwide. Competition in the timeshare, fractional ownership and whole ownership business is based primarily on the quality and location of timeshare resorts, trust in the brand, the pricing of product offerings and the availability of program benefits, such as exchange programs. We believe that our focus on offering distinct vacation experiences, combined with our financial strength, diverse market presence, strong brands and well-maintained properties, will enable us to remain competitive. Approximately 37 percent of our timeshare ownership resort sales come from additional purchases by or referrals from existing owners.

Marriott Rewards is a frequent guest program with over 23 million members and nine participating Marriott brands. The Marriott Rewards program yields repeat guest business by rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 27 participating airline programs. We believe that Marriott Rewards generates substantial repeat business that might otherwise go to competing hotels. In 2005, over 45 percent of our room nights were purchased by Marriott Rewards members. In addition, the ability of Marriott Vacation Club International timeshare owners to convert unused intervals into Marriott Rewards points enhances the competitive position of our timeshare brand.

Synthetic Fuel

Operations

Our synthetic fuel operation currently consists of our interest in four coal-based synthetic fuel production facilities (the “Facilities”), two of which are located at a coal mine in Saline County, Illinois, and two of which are located at a coal mine in Jefferson County, Alabama. We plan to relocate one of the Alabama Facilities to a coal mine near Evansville, Indiana, over the next 90 days and expect the Facility to be fully operational by May 2006. Production at this Facility will be suspended during the duration of the dismantling, transportation and reassembly process. Three of the four plants are held in one entity, Synthetic American Fuel Enterprises II, LLC (“SAFE II”), and one of the plants is held in a separate entity, Synthetic American Fuel Enterprises I, LLC (“SAFE I”). Section 29 provides tax credits for the production and sale of synthetic fuels produced from coal through 2007 (credits are not available for fuel produced after 2007). Although the Facilities incur significant losses, these losses are more than offset by the tax credits generated under Section 29, which reduce our income tax expense.

At both the Alabama and Illinois locations, the synthetic fuel operation has long-term site leases at sites that are adjacent to large underground mines as well as barge load-out facilities on navigable rivers. In addition, with respect to the Alabama and Illinois locations, the synthetic fuel operation has long-term coal purchase agreements with the owners of the adjacent coal mines and long-term synthetic fuel sales contracts with a number of major utilities, including the Tennessee Valley Authority and Alabama Power Company. These contracts ensure that the operation has long-term agreements to purchase coal and sell synthetic fuel through 2007, covering approximately 80 percent of the productive capacity of the Facilities at those locations. From time to time, the synthetic fuel operation supplements these base contracts, as opportunities arise, by entering into spot contracts to buy coal from these or other coal mines and sell synthetic fuel to these or different end users. We expect to negotiate similar site lease, coal purchase and synthetic fuel sales contracts for the Indiana site. The long-term contracts can generally be canceled by us in the event that we choose not to operate the Facilities or that the synthetic fuel produced at the Facilities does not qualify for tax credits under Section 29.

Although we anticipate that the coal mines adjacent to the synthetic fuel operation’s production sites will be able to fulfill the Facilities’ requirements for feedstock coal, if our feedstock suppliers become unable to supply the Facilities with enough coal to satisfy our requirements for any reason, we would have to curtail production, which would have a negative impact on our results of operations, or negotiate new coal supply agreements with third parties, which might not be available on similar terms. In addition, the synthetic fuel operation has synthetic fuel sale contracts with approximately a dozen customers, a number of whom have contracted to purchase in excess of 10 percent of the productive capacity at our Alabama and Illinois locations. Although we expect that those customers could be replaced by other purchasers, we cannot assure that we would be able to enter into replacement contracts on equivalent terms. As a result, the failure by one or more of those customers to perform their purchase obligations under those sale contracts could have a material adverse effect on the synthetic fuel operation.

The synthetic fuel operation has a long-term operations and maintenance agreement with an experienced manager of synthetic fuel facilities. This manager is responsible for staffing the Facilities, operating and maintaining the machinery and conducting routine maintenance on behalf of the synthetic fuel operation.

Finally, the synthetic fuel operation has a long-term license and binder purchase agreement with Headwaters Incorporated, which permits the operation to utilize a carboxylated polystyrene copolymer emulsion patented by Headwaters and manufactured by Dow Chemical that is mixed with coal to produce a qualified synthetic fuel.

As discussed in greater detail below in Item 1A “Risk Factors,” the tax credits available under Section 29 for the production and sale of synthetic fuel in any given year are phased out if oil prices in that year are above certain thresholds. As a result of high oil prices in the first several weeks of 2006, the synthetic fuel operation elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006, we restarted production and have taken steps to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006 as a result of high oil prices. We will continue to monitor the situation, and if circumstances warrant, we may again elect to suspend production in the future.

Our Investment

We acquired our initial interest in SAFE I and SAFE II from PacifiCorp Financial Services (“PacifiCorp”) in October 2001 for $46 million in cash, and we began operating the Facilities in the first quarter of 2002. We also make annual payments to PacifiCorp based on the amount of tax credits produced, up to a certain threshold.

On June 21, 2003, we sold an approximately 50 percent ownership interest in both SAFE I and SAFE II. We received cash and promissory notes totaling $25 million at closing, and we receive additional proceeds based on the actual amount of tax credits allocated to the purchaser.

As a result of a put option associated with the June 21, 2003 sale of a 50 percent ownership interest, we consolidated the two synthetic fuel joint ventures from that date through November 6, 2003. Effective November 7, 2003, because the put option was voided, we began accounting for the synthetic fuel joint ventures using the equity method of accounting. Beginning March 26, 2004, as a result of adopting FIN 46(R), “Consolidation of Variable Interest Entities,” we have again consolidated the synthetic fuel joint ventures, and we reflect our partner’s share of the operating losses as minority interest.

On October 6, 2004, we entered into amendment agreements with our synthetic fuel partner that resulted in a shift in the allocation of tax credits between us. Our partner increased its allocation of tax credits generated by the SAFE I synthetic fuel facility from approximately 50 percent to 90 percent through March 31, 2005, and paid a higher price per tax credit to us for that additional share of tax credits. Effective April 1, 2005, our partner’s share of the tax credits from SAFE I returned to approximately 50 percent. Also on October 6, 2004, our partner reduced its allocation of tax credits generated by the three SAFE II synthetic fuel facilities from approximately 50 percent to roughly 8 percent through December 31, 2004 and to 1 percent from January 1, 2005 through May 31, 2005. Effective June 1, 2005, our partner’s share of the tax credits from the SAFE II facilities returned to approximately 50 percent.

In the 2005 third quarter, we entered into another amendment agreement with our synthetic fuel partner that gave our partner the right to have its approximately 50 percent ownership interest in SAFE II redeemed on November 30, 2005, or December 31, 2005. Our partner exercised the option to have its interest in SAFE II redeemed effective on December 31, 2005, subsequent to our 2005 fiscal year-end. As a result, we now own all of the interests in SAFE II. In consideration for the redeemed interest, we forgave the remaining outstanding promissory note balance of approximately $8 million related to our partner’s initial purchase of the interest in SAFE II and our partner was relieved of the obligation to make further earn-out payments with respect to SAFE II for periods after December 31, 2005. On that date, we also eliminated our partner’s minority interest in SAFE II which was $7 million.

As a result of the redemption of our partner’s interest in SAFE II, with respect to the period beginning January 1, 2006, we will be allocated 100 percent of the operating losses associated with the Facilities owned by SAFE II, we will receive 100 percent of the tax credits generated by those Facilities, and production decisions with respect to those Facilities will be made based on our 100 percent ownership.

Internal Revenue Service Determinations

On November 7, 2003, the United States Internal Revenue Service (“IRS”) issued private letter rulings to the synthetic fuel joint ventures confirming that the synthetic fuel produced by the Facilities is a “qualified fuel” under Section 29 and that the resulting tax credit may be allocated among the members of the synthetic fuel joint ventures.

In July 2004, IRS field auditors issued a notice of proposed adjustment and later a Summary Report to PacifiCorp that included a challenge to the placed-in-service dates of the three SAFE II synthetic fuel facilities. One of the conditions to qualify for tax credits under Section 29 of the Internal Revenue Code is that the production facility must have been placed in service before July 1, 1998. On June 7, 2005, the IRS National Office issued a Technical Advice Memorandum confirming that the three SAFE II synthetic fuel facilities that were under IRS review met the placed-in-service requirement under Section 29 of the Internal Revenue Code.

Employee Relations

At year-end 2005, we had approximately 143,000 employees. Approximately 9,000 employees were represented by labor unions. We believe relations with our employees are positive.

Environmental Compliance

Our compliance with laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.

Internet Address and Company SEC Filings

Our internet address is www.marriott.com. On the investor relations portion of our web site, www.mariott.com/investor, we provide a link to our electronic SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing.

Executive Officers of the Registrant

See Part III, Item 10 of this report for information about our executive officers.

Item 1A. Risk Factors.

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

Forward-looking statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those expressed in these forward-looking statements, including risks and uncertainties described below and other factors that we describe from time to time in our periodic filings with the SEC. We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

We are subject to the range of operating risks common to the hotel, timeshare and corporate apartment industries. The profitability of the hotels, vacation timeshare resorts and corporate apartments that we operate or franchise may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms, timeshares and apartments;

(2)	international, national and regional economic and geopolitical conditions;

(3)	the impact of war and terrorist activity (including threats of terrorist activity) and heightened travel security measures instituted or business and leisure travel in response to war, terrorist activity or threats;

(4)	the desirability of particular locations and changes in travel patterns;

(5)	travelers’ fears of exposures to contagious diseases, such as Severe Acute Respiratory Syndrome (“SARS”) and Avian Flu;

(6)	the occurrence of natural disasters, such as earthquakes, tsunamis or hurricanes;

(7)	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures and costs;

(8)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

(9)	regional and national development of competing properties;

(10)	increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business, including recent increases in energy costs and further increases forecasted by the Department of Energy for the winter of 2006; and

(11)	organized labor activities, including those in New York, San Francisco, Los Angeles, Waikiki Beach and Boston where some of our hotels are subject to collective bargaining agreements that will expire in 2006.

Any one or more of these factors could limit or reduce the demand, and therefore the prices we are able to obtain, for hotel rooms, timeshare units and corporate apartments or could increase our costs and therefore reduce the profit of our lodging businesses. In addition, reduced demand for hotels could also give rise to losses under loans, guarantees and minority equity investments that we have made in connection with hotels that we manage. Even where such factors do not reduce demand, our profit margins may suffer if we are unable to fully recover increased operating costs from our customers.

The uncertain pace and duration of the current growth environment in the lodging industry will continue to impact our financial results and growth. Both the Company and the lodging industry were hurt by several events occurring over the last few years, including the global economic downturn, the terrorist attacks on New York and Washington in September 2001, the global outbreak of SARS in 2003 and military action in Iraq. Business and leisure travel decreased and remained depressed as some potential travelers reduced or avoided discretionary travel in light of increased delays and safety concerns and economic declines stemming from an erosion in consumer confidence. Although both the lodging and travel industries have now largely recovered, the duration, pace and full extent of the current growth environment remains unclear. Moreover, the aftermath of Hurricanes Katrina, Rita, and Wilma and any negative long-term effect that Gulf Coast recovery efforts may have on the U.S. economy could set back or impede the progress of the industry’s and our recovery. Accordingly, our financial results and growth could be harmed if that recovery stalls or is reversed.

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

Actions by organized labor could reduce our profits in certain major market cities. Employees at certain of our managed hotels are covered by collective bargaining agreements that will expire in 2006. These agreements affect 14 hotels in New York, San Francisco, Los Angeles, Waikiki Beach and Boston. Potential labor activities could cause the diversion of business to hotels that are not involved in the negotiations, loss of group business in the affected cities and perhaps other cities, and/or increased labor costs. In 2005, affected hotels in these cities contributed approximately 2 percent of our combined base management, incentive management and franchise fee revenue. In 2005, we earned approximately 6 percent of our combined base management, incentive management and franchise fee revenue from downtown hotels (union and non-union) in affected markets.

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

Our ability to grow our management and franchise systems is subject to the range of risks associated with real estate investments. Our ability to sustain continued growth through management or franchise agreements for new hotels and the conversion of existing facilities to managed or franchised Marriott brands is affected, and may potentially be limited, by a variety of factors influencing real estate development generally. These include site availability, financing, planning, zoning and other local approvals and other limitations that may be imposed by market and submarket factors, such as projected room occupancy, changes in growth in demand compared to projected supply, territorial restrictions in our management and franchise agreements, costs of construction, and anticipated room rate structure.

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

Our development activities expose us to project cost, completion and resale risks. We develop new hotel, timeshare, fractional ownership and personal residence ownership properties, both directly and through partnerships, joint ventures, and other business structures with third parties. Our involvement in the development of properties presents a number of risks, including that (1) construction delays, cost overruns, or acts of God such as earthquakes, hurricanes, floods or fires may increase overall project costs or result in project cancellations; (2) we may be unable to recover development costs we incur for projects that are not pursued to completion; (3) conditions within capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or development of future properties; and (4) properties that we develop could become less attractive due to changes in mortgage rates, market absorption, or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices we anticipate.

Development activities which involve our co-investment with third parties may further increase completion risk or result in disputes which could increase project costs or impair project operations. Partnerships, joint ventures and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business, and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. Although we actively seek to minimize such risks before investing in partnerships, joint ventures, or similar structures, actions by another investor may present additional risks of project delay, increased project costs, or operational difficulties following project completion.

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

Risks relating to acts of God, contagious disease, terrorist activity and war could reduce the demand for lodging, which may adversely affect our revenues. Acts of God, such as hurricanes, earthquakes and other natural disasters and the spread of contagious diseases, such as SARS and Avian Flu, in locations where we own, manage or franchise significant properties and areas of the world from which we draw a large number of customers can cause a decline in the level of business and leisure travel and reduce the demand for lodging. Wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty can have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms, timeshare units and corporate apartments or limit the prices that we are able to obtain for them, both of which could adversely affect our revenues.

An increase in the use of third-party internet reservation services could adversely impact our revenues. Some of our hotel rooms are booked through internet travel intermediaries, such as Travelocity.com®, Expedia.com® and Priceline.com®, serving both the leisure and, increasingly, the corporate travel and group meeting sectors. While Marriott’s Look No Further® Best Rate Guarantee has greatly reduced the ability of these internet travel intermediaries to undercut the published rates of Marriott hotels, these internet travel intermediaries continue their attempts to commoditize hotel rooms by aggressively marketing to price-sensitive travelers and corporate accounts and increasing the importance of general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their travel services rather than to our lodging brands. Although we expect to continue to maintain and even increase the strength of our brands in the online marketplace, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be harmed.

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

Operating risks at our synthetic fuel operations could reduce the tax benefits generated by those facilities. The Company owns an interest in four synthetic fuel production facilities. The Internal Revenue Code provides tax credits for the production and sale of synthetic fuels produced from coal through 2007. Although our synthetic fuel facilities incur significant losses, those losses are more than offset by the tax credits generated, which reduce our income tax expense. Problems related to supply, production and demand at any of the synthetic fuel facilities, the power plants and other end users that buy synthetic fuel from the facilities, or the coal mines from which the facilities buy coal could diminish the productivity of our synthetic fuel operations and adversely impact the ability of those operations to generate tax credits.

High oil prices in 2006 and beyond could reduce or eliminate the tax credits generated by our synthetic fuel facilities. The tax credits available under the Internal Revenue Code for the production and sale of synthetic fuel in any given year are phased out if the Reference Price of a barrel of oil for that year falls within a specified price range. The “Reference Price” of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and is determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. In 2003 and 2004, the Reference Price was approximately equal to 89 percent of the average price in those years of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil. The price range within which the tax credit is phased out was set in 1980 and is adjusted annually for inflation. In 2004, the phase-out range was $51.35 to $64.47. Because the Reference Price for a barrel of oil for 2004 was below that range, at $36.75, there was no reduction of the tax credits available for synthetic fuel produced and sold in 2004.

Assuming a 2 percent inflation adjustment factor for 2005 and assuming that the ratio of the Reference Price to the average wellhead price of the benchmark NYMEX futures contract remains approximately the same in 2005 as it was in 2004, we currently estimate that, because the average NYMEX price for January through December 2005 was approximately $56.71, there was no reduction of the tax credits available for synthetic fuel produced and sold in 2005. Assuming a 2 percent inflation adjustment factor for each of 2005 and 2006 and assuming that the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains the same in 2006 as it was in 2004, we currently estimate that the tax credits available for production and sale of synthetic fuel in 2006 would begin to be phased out if the average price of the benchmark NYMEX futures contract in 2006 exceeds approximately $60 and would be fully phased out if the average price of the benchmark NYMEX futures contract in 2006 exceeds approximately $75. The average price of the benchmark NYMEX futures contract for 2006, through February 16, 2006 was $64.36. As a result of high oil prices in the first several weeks of 2006, the synthetic fuel operation elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006, we restarted production and have taken steps to minimize operating losses that could occur if more than a majority of tax credits are phased out in 2006 as a result of high oil prices. We will continue to monitor the situation, and if circumstances warrant, we may again suspend production in the future.

We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2006 or 2007 exceeds the applicable phase-out threshold for those years, the tax credits generated by our synthetic fuel facilities in those years could be reduced or eliminated, which would have a negative impact on our results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Company-operated properties are described in Part I, Item 1, “Business” earlier in this report. We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. Most of our regional offices and reservation centers, both domestically and internationally, are located in leased facilities. We also lease space in six office buildings with combined space of approximately 1.3 million square feet in Maryland and Florida where our corporate, Ritz-Carlton and Marriott Vacation Club International headquarters are located.

Item 3. Legal Proceedings.

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

The range of prices of our common stock and dividends declared per share for each quarterly period within the last two years are as follows:

	Stock Price		Dividends Declared Per Share
	High	Low
2004
First Quarter	$46.80	$40.64	$0.075
Second Quarter	51.50	41.82	0.085
Third Quarter	50.48	44.95	0.085
Fourth Quarter	63.99	48.15	0.085

	Stock Price		Dividends Declared Per Share
	High	Low
2005
First Quarter	$68.00	$60.71	$0.085
Second Quarter	70.01	60.40	0.105
Third Quarter	70.78	60.41	0.105
Fourth Quarter	68.32	58.01	0.105

At February 10, 2006, there were 250,352,719 shares of Class A Common Stock outstanding held by 45,521 shareholders of record. Our Class A Common Stock is traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and Philadelphia Stock Exchange. The year-end closing price for our stock was $66.97 on December 30, 2005 and $62.98 on December 31, 2004. All prices are reported on the consolidated transaction reporting system.

Fourth Quarter 2005 Issuer Purchases of Equity Securities

(in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 10, 2005 – October 7, 2005	2.3	$61.47	2.3	21.0
October 8, 2005 – November 4, 2005	1.6	60.35	1.6	19.4
November 5, 2005 – December 2, 2005	1.1	62.98	1.1	18.3
December 3, 2005 – December 30, 2005	0.4	67.05	0.4	17.9

(1)	On August 4, 2005, we announced that our Board of Directors increased by 25.0 million shares the authorization to repurchase our common stock for a total outstanding authorization of approximately 28.8 million shares on that date. That authorization is ongoing and does not have an expiration date. We repurchase shares in the open-market and in privately negotiated transactions.

Item 6. Selected Financial Data.

The following table presents a summary of selected historical financial data for the Company derived from our financial statements as of and for our last seven fiscal years.

Since the information in this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.

	Fiscal Year[2]
($ in millions, except per share data)	2005	2004	2003	2002	2001	2000	1999
Income Statement Data:
Revenues[1]	$11,550	$10,099	$9,014	$8,415	$7,768	$7,911	$7,026

Operating income[1]	$555	$477	$377	$321	$420	$762	$621

Income from continuing operations	$668	$594	$476	$439	$269	$490	$399
Discontinued operations	1	2	26	(162)	(33)	(11)	1

Net income	$669	$596	$502	$277	$236	$479	$400

Per Share Data:
Diluted earnings per share from continuing operations	$2.89	$2.47	$1.94	$1.74	$1.05	$1.93	$1.51
Diluted earnings (loss) per share from discontinued operations	—	.01	.11	(.64)	(.13)	(.04)	—

Diluted earnings per share	$2.89	$2.48	$2.05	$1.10	$.92	$1.89	$1.51

Cash dividends declared per share	$.400	$.330	$.295	$.275	$.255	$.235	$.215

Balance Sheet Data (at end of year):
Total assets	$8,530	$8,668	$8,177	$8,296	$9,107	$8,237	$7,324
Long-term debt[1]	1,681	836	1,391	1,553	2,708	1,908	1,570
Shareholders’ equity	3,252	4,081	3,838	3,573	3,478	3,267	2,908

Other Data:
Base management fees[1]	497	435	388	379	372	383	352
Franchise fees[1]	329	296	245	232	220	208	180
Incentive management fees[1]	201	142	109	162	202	316	268

[1]	Balances reflect our Senior Living Services and Distribution Services businesses as discontinued operations.
[2]	All fiscal years included 52 weeks, except for 2002, which included 53 weeks.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS AND OVERVIEW

We are a worldwide operator and franchisor of 2,741 hotels and related facilities. Our operations are grouped into five business segments: Full-Service Lodging, Select-Service Lodging, Extended-Stay Lodging, Timeshare and Synthetic Fuel. In our Lodging business, we operate, develop and franchise under 13 separate brand names in 67 countries and territories. We also operate and develop Marriott timeshare properties under four separate brand names.

We earn base, incentive and franchise fees based upon the terms of our management and franchise agreements. Revenues are also generated from the following sources associated with our Timeshare segment: (1) selling timeshare intervals and personal residences, (2) operating the resorts, and (3) financing customer purchases of timesharing intervals. In addition, we earn revenues from the limited number of hotels we own and lease and we earn revenues and generate tax credits from our synthetic fuel operations.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense and interest income. With the exception of our Synthetic Fuel segment, we do not allocate income taxes to our segments. As timeshare note sales are an integral part of the timeshare business, we include timeshare note sale gains in our timeshare segment results, and we allocate other gains and losses as well as equity earnings or losses from our joint ventures and divisional general, administrative and other expenses to each of our segments.

Similar to conditions that existed last year, lodging supply growth in the United States was low during 2005, while demand growth was high. As a result, both occupancies and average daily rates continued to rise. Transient demand, both business and leisure, was strong in 2005, and we experienced particularly robust pricing power associated with that demand. In addition, our group rates are continuing to increase as business negotiated in earlier years at lower rates is being replaced with business negotiated at higher rates. In the United States, demand was strongest in the Eastern and Western regions, while the Midwestern and South Central regions experienced more moderate increases in demand. Demand was also strong in Hawaii.

The weak U.S. dollar, in relation to other currencies, helped increase travel, versus the prior year, into the United States. In addition, we saw increased demand associated with U.S. vacationers who were also impacted by the weak U.S. dollar and traveled domestically instead of abroad. Outside of the United States we experienced stronger demand versus the prior year, particularly in China, Hong Kong, the Middle East, Mexico and the Caribbean. Demand in Europe and South American countries continues to remain less robust, as some economies continue to emerge from a slowdown.

See Part I, Item 1A, “Risk Factors” of this report for important information regarding forward-looking statements made in this report and risks and uncertainties that the Company faces.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for 2005, 2004 and 2003.

Continuing Operations

Revenues

2005 Compared to 2004

Revenues increased 14 percent to $11,550 million in 2005 from $10,099 million in 2004, as a result of strong demand for hotel rooms worldwide. Year-over-year RevPAR increases were driven primarily by rate increases and to a lesser extent by occupancy improvement. The increase in revenue versus the prior year also reflects recognition in 2005 of $14 million of incentive fees that were calculated based on prior period results, but not earned and due until 2005. Higher timeshare interval, fractional, and whole ownership sales and services revenue reflecting higher financially reportable development revenue also improved our 2005 revenues. In addition, revenues increased due to the consolidation of our synthetic fuel operations from the start of the 2004 second quarter which resulted in the recognition of revenue for all of 2005 versus only three quarters in 2004, as we accounted for the synthetic fuel operations using the equity method of accounting in the 2004 first quarter. Further, owned and leased revenue increased significantly, primarily as a result of the purchase of 13 formerly managed properties (see the “CTF Holdings Ltd.” discussion later in this report under the “Acquisitions” caption in the “Liquidity and Capital Resources” section).

The 14 percent increase in total revenue includes $743 million of increased cost reimbursements revenue, to $7,671 million in 2005 from $6,928 million in the prior year. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon the costs incurred with no added mark-up, this revenue and related expense have no impact on either our operating income or net income. The increase in reimbursed costs is primarily attributable to the growth in the number of properties we manage.

We added 45 managed properties (4,519 rooms) to our system in 2005 (including the Whitbread properties more fully discussed later in this report under the caption “Marriott and Whitbread Joint Venture” in the “Liquidity and Capital Resources” section).

2004 Compared to 2003

Revenues increased 12 percent to $10,099 million in 2004 from $9,014 million in 2003, primarily reflecting higher fees related to increased demand for hotel rooms and unit expansion, as well as higher timeshare interval, fractional, and whole ownership sales and services revenue reflecting higher financially reportable development revenue.

Operating Income

2005 Compared to 2004

Operating income increased $78 million to $555 million in 2005 from $477 million in the prior year, primarily as a result of the following items: a combined base, incentive and franchise fee improvement of $154 million reflecting a stronger demand environment; $51 million of stronger timeshare interval, fractional, and whole ownership sales and services revenue net of direct expenses reflecting higher financially reportable development revenue; and $65 million of stronger owned, leased, corporate housing and other revenue net of direct expenses. The fee improvement versus the prior year also reflects the recognition in 2005 of $14 million of incentive fees that were calculated based on prior period results, but not earned and due until 2005. The increase in owned, leased, corporate housing and other revenue net of direct expenses is primarily attributable to properties acquired in 2005, including the CTF properties, the strong demand environment in 2005, and our receipt in 2005, of a $10 million termination fee associated with one property that left our system.

The favorable items noted above were partially offset by $146 million of increased general and administrative expenses and $46 million of lower synthetic fuel revenue net of synthetic fuel expenses. Increased general and administrative expenses were associated with our Lodging segments as unallocated general and administrative expenses were down slightly compared to the prior year. The increase in general, administrative and other expenses reflects a $94 million pre-tax charge impacting our Full-Service Lodging segment, primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements (discussed more fully later in this report in the “CTF Holdings Ltd.” discussion under the “Investing Activities Cash Flows” caption in the “Liquidity and Capital Resources” section), and $30 million of pre-tax expenses associated with our bedding incentive program, impacting our Full-Service, Select-Service and Extended-Stay Lodging segments. We implemented the bedding incentive program in 2005 to ensure that guests could enjoy the comfort and luxury of our new bedding by year-end 2005. General and administrative expenses in 2005 also reflect pre-tax performance termination cure payments of $15 million associated with two properties, a $9 million pre-tax charge associated with three guarantees, increased other net overhead costs of $13 million including costs related to the Company’s unit growth, development and systems, and $2 million of increased foreign exchange losses partially offset by $5 million of lower litigation expenses. Additionally, in 2004, general and administrative expenses included a $13 million charge associated with the write-off of deferred contract acquisition costs.

Operating income for 2005 includes a synthetic fuel operating loss of $144 million versus $98 million of operating losses in the prior year, reflecting increased costs and the consolidation of our synthetic fuel operations from the start of the 2004 second quarter, which resulted in the recognition of revenue and expenses for all of 2005 versus only three quarters in 2004, as we accounted for the synthetic fuel operations using the equity method of accounting in the 2004 first quarter. For additional information, see our “Synthetic Fuel” segment discussion later in this report.

2004 Compared to 2003

Operating income increased $100 million to $477 million in 2004 from $377 million in 2003. The increase is primarily due to higher fees, which are related both to stronger RevPAR, driven by increased occupancy and average daily rate, and to the growth in the number of rooms, and strong timeshare results, which are mainly attributable to strong demand and improved margins, partially offset by higher general and administrative expenses. General, administrative and other expenses increased $84 million in 2004 to $607 million from $523 million in 2003, primarily reflecting higher administrative expenses in our Full-Service, Select-Service, and Extended-Stay segments ($55 million) and Timeshare segment ($24 million), primarily associated with increased overhead costs related to the Company’s unit growth and timeshare development, and a $10 million reduction in foreign exchange gains, offset by $6 million of lower litigation expenses. Higher general and administrative expenses of $84 million also reflect a $13 million write-off of deferred contract acquisition costs as further discussed in the “2004 Compared to 2003” caption under the “Select-Service Lodging” heading later in this report.

Gains and Other Income

The following table shows our gains and other income for 2005, 2004, and 2003.

($ in millions)	2005	2004	2003
Timeshare note sale gains	$69	$64	$64
Gains on sales of joint venture investments	7	19	21
Synthetic fuel earn-out payments received, net	32	28	—
Gains on sales of real estate and other	34	48	21
Other note sale/repayment gains	25	5	—
Income from cost method joint ventures	14	—	—

	$181	$164	$106

Interest Expense

2005 Compared to 2004

Interest expense increased $7 million (7 percent) to $106 million in 2005 from $99 million in the prior year, reflecting increased debt levels which helped to facilitate significantly higher capital expenditures and share repurchases in 2005. Interest expense in 2005 reflected our June 2005 Series F Senior Notes issuance, and, versus the prior year, higher commercial paper balances coupled with higher rates. Included within interest expense for 2005 are charges totaling $29 million relating to interest on accumulated cash inflows from owners, in advance of our cash outflows for various programs that we operate on the owners’ behalf, including the Marriott Rewards, Gift Certificates, and Self-Insurance programs. The increase over 2004 is related to higher liability balances and higher interest rates. Partially offsetting these increases were interest expense declines associated with the payoff, at maturity, of both our Series D Senior Notes in April 2005 and Series B Senior Notes in November 2005 and the capitalization of more interest associated with the development of timeshare properties.

2004 Compared to 2003

Interest expense decreased $11 million to $99 million in 2004 from $110 million in the prior year, reflecting the repayment of $234 million of senior debt in the fourth quarter of 2003 and other subsequent debt reductions, partially offset by lower capitalized interest resulting from fewer projects under construction, primarily related to our Timeshare segment. Included within interest expense for 2004 and 2003 are charges totaling $11 million and $8 million, respectively, associated with programs operated on behalf of owners as described above.

Interest Income, Provision for Loan Losses, and Income Tax

2005 Compared to 2004

Interest income, before the provision for loan losses, decreased $67 million (46 percent) to $79 million in 2005 from $146 million in the prior year, primarily reflecting the impact of loans repaid to us. The repayments are described more fully under the “Loan Activity” caption in the “Liquidity and Capital Resources” section later in this report. Our provision for loan losses increased $36 million versus the prior year reflecting an $11 million charge in 2005 associated with one property and a pre-tax charge of $17 million in 2005 due to the impairment of our Delta Air Lines, Inc. aircraft leveraged lease, as discussed more fully under the “Investment in Leveraged Lease” caption in the “Liquidity and Capital Resources” section later in this report.

Income from continuing operations before income taxes and minority interest generated a tax provision of $94 million for 2005, compared to a tax provision of $100 million for 2004. The difference is primarily attributable to the impact of the synthetic fuel joint ventures, which generated a net tax benefit of $190 million in 2005, compared to a net tax benefit of $165 million in 2004, and to a lower tax rate before the impact of the Synthetic Fuel segment in 2005, as a result of a higher proportion of income in countries with lower effective tax rates. Higher taxes associated with higher pre-tax income in 2005 partially offset these favorable tax impacts. For additional information see the analysis of results of operations for the Synthetic Fuel segment later in this report.

2004 Compared to 2003

Interest income, before the provision for loan losses, increased $17 million (13 percent) to $146 million in 2004 from $129 million in the prior year, reflecting higher loan balances, including the $200 million note collected in the third quarter of 2004 related to the acquisition by Cendant Corporation of our interest in the Two Flags joint venture and higher interest rates. We recognized $9 million of interest income associated with the $200 million note, which was issued early in the 2004 second quarter. Our provision for loan losses for 2004 was a benefit of $8 million and includes $3 million of reserves for loans deemed uncollectible at three hotels, offset by the reversal of $11 million of reserves no longer deemed necessary.

Income from continuing operations before income taxes and minority interest generated a tax provision of $100 million in 2004, compared to a tax benefit of $43 million in 2003. The difference is primarily attributable to the impact of the synthetic fuel joint venture, which generated a tax benefit and tax credits of $165 million in 2004, compared to $245 million in 2003 and to higher pre-tax income. For additional information see the analysis of our results of operations for the Synthetic Fuel segment later in this report.

Equity in Earnings (Losses)

2005 Compared to 2004

Equity in earnings (losses) of equity method investees increased $78 million from a net loss of $42 million in 2004 to net earnings of $36 million in 2005. Twenty-eight million dollars of the increase is attributable to our synthetic fuel joint ventures which we reported as an equity investment in the 2004 first quarter, versus consolidation of the joint ventures for the periods thereafter. For additional information see the analysis of results of operations for the Synthetic Fuel segment later in this report. The remaining $50 million increase from the prior year is primarily attributable to significant 2005 asset sale gains in several joint ventures producing higher earnings from joint ventures and, to a lesser extent, the stronger 2005 lodging demand environment and the mix of investments in each year.

2004 Compared to 2003

Equity in earnings (losses) of equity method investees decreased to a net loss of $42 million in 2004 from a net loss of $7 million in 2003. In 2003, we recognized equity earnings of $24 million associated with our interest in the Two Flags joint venture, while in 2004 we only recognized $6 million of equity earnings due to the redemption of our interest. In addition, we had equity income from our synthetic fuel joint ventures of $10 million in 2003 compared to equity losses of $28 million in 2004. The improved business environment in 2004 and the mix of investments versus the prior year favorably impacted our equity income by $21 million, partially offsetting the aforementioned negative variances. For additional information see the analysis of results of operations for the Synthetic Fuel segment later in this report.

Minority Interest

2005 Compared to 2004

Minority interest increased from a benefit of $40 million in 2004 to a benefit of $45 million in 2005, primarily as a result of the change in the method of accounting for our synthetic fuel operations. For 2004, minority interest reflects our partner’s share of the synthetic fuel losses from March 26, 2004 (when we began consolidating the ventures due to the adoption of FIN 46(R)), through year-end. For 2005, minority interest reflects our partner’s share of the synthetic fuel losses for the entire year. As further described in the “Synthetic Fuel” caption in Part I, Item 1 “Business.” On the first day of our 2006 fiscal year, we redeemed our partner’s interest in SAFE II. Accordingly, in 2006, minority interest will only represent our partner’s share of the losses in SAFE I. For additional information see the analysis of results of operations for the Synthetic Fuel segment later in this report.

2004 Compared to 2003

Minority interest increased from an expense of $55 million in 2003 to a benefit of $40 million in 2004, primarily as a result of the impact of a change in the method of accounting for our synthetic fuel operations. Due to the purchaser’s put option, which expired on November 6, 2003, minority interest for 2003 reflected our partner’s share of the synthetic fuel operating losses and its share of the associated tax benefit, along with its share of the tax credits from the June 21, 2003, sale date through the put option’s expiration date, when we began accounting for the ventures under the equity method of accounting. For 2004, minority interest reflects our partner’s share of the synthetic fuel losses from March 26, 2004 (when we began consolidating the ventures due to the adoption of FIN 46(R)), through year-end. For additional information see the analysis of results of operations for the Synthetic Fuel segment later in this report.

Income from Continuing Operations

2005 Compared to 2004

Income from continuing operations increased $74 million (12 percent) to $668 million in 2005 versus the prior year, and diluted earnings per share from continuing operations increased $0.42 (17 percent) to $2.89. As discussed above in more detail, the increase in income from continuing operations from the prior year is primarily due to the strong demand environment, increased owned, leased and corporate housing and other revenue net of direct expenses (principally reflecting owned and leased properties acquired in the 2005 third quarter), increased timeshare interval, fractional, and whole ownership sales and services revenue net of direct expenses, stronger equity income, higher gains and other income, and lower taxes. As discussed above in more detail, increased general and administrative expenses reflecting, among other things, the write-off of deferred contract acquisition costs in connection with the CTF transaction and expenses associated with our bedding incentive program, lower synthetic fuel revenue net of synthetic fuel expenses, lower interest income, higher interest expense, and a higher loan loss provision partially offset these favorable items.

2004 Compared to 2003

Income from continuing operations increased $118 million (25 percent) to $594 million, and diluted earnings per share from continuing operations increased $0.53 (27 percent) to $2.47. The favorable results were primarily driven by strong hotel demand, new unit growth, strong timeshare results, higher interest income reflecting higher balances and rates, lower interest expense due to debt reductions, lower loan loss provisions, stronger synthetic fuel results and increased gains of $58 million, partially offset by higher income taxes excluding the synthetic fuel impact, and higher general and administrative expenses.

Business Segments

We are a diversified hospitality company with operations in five business segments:

•	Full-Service, which includes Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts and Bulgari Hotels & Resorts;

•	Select-Service, which includes Courtyard, Fairfield Inn and SpringHill Suites;

•	Extended-Stay, which includes Residence Inn, TownePlace Suites, Marriott ExecuStay and Marriott Executive Apartments;

•	Timeshare, which includes the development, marketing, operation and sale of timeshare, fractional, and whole ownership properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Grand Residences by Marriott and Horizons by Marriott Vacation Club brands; and

•	Synthetic Fuel, which includes our interest in the operation of coal-based synthetic fuel production facilities.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest income, provision for loan losses, and interest expense. With the exception of the Synthetic Fuel segment, we do not allocate income taxes to our segments. As timeshare note sales are an integral part of the timeshare business, we include timeshare note sale gains in our Timeshare segment results, and we allocate other gains as well as equity in earnings (losses) from our joint ventures and divisional general, administrative and other expenses to each of our segments. Unallocated corporate expenses represent that portion of our general, administrative and other expenses and equity in earnings (losses) that are not allocable to our segments.

We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels and the regulatory business environment of the brands and operations within each segment.

Revenues

($ in millions)	2005	2004	2003
Full-Service	$7,535	$6,611	$5,876
Select-Service	1,265	1,118	1,000
Extended-Stay	608	547	557
Timeshare	1,721	1,502	1,279

Total Lodging	11,129	9,778	8,712
Synthetic Fuel	421	321	302

	$11,550	$10,099	$9,014

Income from Continuing Operations

($ in millions)	2005	2004	2003
Full-Service	$474	$426	$407
Select-Service	209	140	99
Extended-Stay	65	66	47
Timeshare	271	203	149

Total Lodging financial results	1,019	835	702
Synthetic Fuel (after-tax)	125	107	96
Unallocated corporate expenses	(137)	(138)	(132)
Interest income, provision for loan losses and interest expense	(55)	55	12
Income taxes (excluding Synthetic Fuel)	(284)	(265)	(202)

	$668	$594	$476

Equity in Earnings (Losses) of Equity Method Investees

($ in millions)	2005	2004	2003
Full-Service	$39	$10	$8
Select-Service	(5)	(17)	(22)
Timeshare	1	(7)	(4)
Synthetic Fuel	—	(28)	10
Corporate	1	—	1

	$36	$(42)	$(7)

Marriott Lodging

Lodging includes our Full-Service, Select-Service, Extended-Stay and Timeshare segments. We consider Lodging revenues and Lodging financial results to be meaningful indicators of our performance because they measure our growth in profitability as a lodging company and enable investors to compare the sales and results of our lodging operations to those of other lodging companies.

We consider RevPAR to be a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. We calculate RevPAR by dividing room sales for comparable properties by room nights available to guests for the period. RevPAR may not be comparable to similarly titled measures, such as revenues.

We added 134 properties (21,611 rooms) and deflagged 25 properties (4,755 rooms) in 2005. Most of the deflagged properties were Fairfield Inn properties.

2005 Compared to 2004

Lodging reported financial results of $1,019 million in 2005, compared to $835 million in 2004, and revenues of $11,129 million in 2005, a 14 percent increase from revenues of $9,778 million in 2004. The results as compared to the prior year reflect a $154 million (18 percent) increase in base, franchise and incentive fees from $873 million in 2004 to $1,027 million in 2005, stronger timeshare sales and services revenue net of direct expenses, stronger owned, leased, corporate housing and other revenue, net of direct expenses, improved equity income and higher gains. The increase in base and franchise fees was driven by higher RevPAR for comparable rooms, primarily resulting from both domestic and international rate increases and new unit growth. Incentive management fees increased $59 million (42 percent) in 2005 versus the prior year, reflecting the impact of increased travel worldwide driving strong property level profits. The increase also reflects recognition in 2005 of $14 million of incentive fees that were calculated based on prior period results, but not earned and due until 2005. In 2005, 50 percent of our managed properties paid incentive fees to us versus 32 percent in 2004. Increased general and administrative expenses of $146 million, as discussed in the earlier “Operating Income” discussion, partially offset these improvements.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased and managed properties, for comparable North American properties increased 9.5 percent, and RevPAR for our comparable North American company-operated properties increased 9.8 percent. Systemwide RevPAR for comparable international properties, increased 11.9 percent and RevPAR for comparable international company-operated properties increased 11.0 percent. Worldwide RevPAR for comparable company-operated properties increased 10.1 percent while worldwide RevPAR for comparable systemwide properties increased 9.9 percent. In addition, worldwide comparable managed property-level house profit margins increased 180 basis points.

2004 Compared to 2003

We added 166 properties (27,038 rooms) and deflagged 42 properties (7,335 rooms) from year-end 2003 to year-end 2004. Most of the deflagged properties were Fairfield Inn properties. In addition, 210 properties (28,081 rooms) exited our system as a result of the sale of the Ramada International Hotels & Resorts franchised brand.

Lodging reported financial results of $835 million in 2004, compared to $702 million in 2003, and revenues of $9,778 million in 2004, a 12 percent increase from revenues of $8,712 million in 2003. The results reflect a $131 million (18 percent) increase in base, franchise and incentive fees from $742 million in 2003 to $873 million in 2004, favorable Timeshare segment results and increased gains and joint venture results of $36 million. The increase in base and franchise fees was driven by higher RevPAR for comparable rooms, primarily resulting from both domestic and international occupancy and average daily rate increases and new unit growth. In 2004, 32 percent of our managed properties paid incentive fees to us versus 29 percent in the prior year.

Systemwide RevPAR for comparable North American properties increased 8.5 percent, and RevPAR for our comparable North American company-operated properties increased 8.6 percent. Systemwide RevPAR for comparable international properties increased 14.2 percent, and RevPAR for comparable international company-operated properties increased 16.6 percent. The increase in incentive management fees during the year primarily reflects the impact of increased international demand, particularly in Asia and the Middle East, and increased business at properties throughout North America. Worldwide RevPAR for comparable company-operated properties increased 10.5 percent, while worldwide RevPAR for comparable systemwide properties increased 9.6 percent.

Lodging Development

We opened 134 properties totaling 21,611 rooms, across our brands in 2005, and 25 properties (4,755 rooms), predominantly Fairfield Inn properties, were deflagged and exited the system. Highlights of the year included:

•	We converted 33 properties (5,846 rooms), or 27 percent of our gross room additions for the year, from other brands.

•	We opened over 20 percent of new rooms outside the United States.

•	We added 103 properties (12,656 rooms) to our Select-Service and Extended-Stay brands.

•	We opened two new Marriott Vacation Club International properties in Hilton Head, South Carolina and Las Vegas, Nevada.

We currently have more than 70,000 rooms under construction, awaiting conversion, or approved for development in our development pipeline, and we expect to add approximately 25,000 hotel rooms and timeshare units to our system in 2006. These growth plans are subject to numerous risks and uncertainties, many of which are outside of our control. See the “Forward-Looking Statements” and “Risks and Uncertainties” captions earlier in this report and the “Liquidity and Capital Resources” caption later in this report.

RevPAR

The following tables show, for 2005 and 2004, occupancy, average daily rate and RevPAR for each of our comparable North American principal established brands and for our international properties by either region or brand. We have not presented statistics for company-operated North American Fairfield Inn properties in these tables because we operate only a limited number of properties, as this brand is predominantly franchised and such information would not be meaningful (identified as “nm” in the tables that follow). Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties.

For North American properties the occupancy, average daily rate and RevPAR statistics used throughout this report for 2005 include the period from January 1, 2005 through December 30, 2005, the statistics for 2004 include the period from January 3, 2004 through December 31, 2004, and the statistics for 2003 include the period from January 4, 2003 through January 2, 2004 (except in each case, for The Ritz-Carlton and International properties, which includes the period from January 1 through December 31).

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	2005	Change vs. 2004		2005	Change vs. 2004
Marriott Hotels & Resorts (1)
Occupancy	73.2%	1.0	% pts.	71.0%	1.2	% pts.
Average Daily Rate	$154.84	7.5%		$144.03	6.9%
RevPAR	$113.31	9.0%		$102.21	8.7%

The Ritz-Carlton (2)
Occupancy	71.0%	1.9	% pts.	71.0%	1.9	% pts.
Average Daily Rate	$287.99	9.2%		$287.99	9.2%
RevPAR	$204.45	12.2%		$204.45	12.2%

Renaissance Hotels & Resorts
Occupancy	72.1%	3.0	% pts.	71.3%	2.6	% pts.
Average Daily Rate	$149.90	7.8%		$140.89	8.3%
RevPAR	$108.01	12.5%		$100.45	12.4%

Composite – Full-Service (3)
Occupancy	72.8%	1.4	% pts.	71.0%	1.4	% pts.
Average Daily Rate	$166.58	7.8%		$152.81	7.3%
RevPAR	$121.27	10.0%		$108.51	9.6%

Residence Inn
Occupancy	80.0%	1.0	% pts.	79.5%	1.1	% pts.
Average Daily Rate	$108.09	7.3%		$104.99	6.7%
RevPAR	$86.46	8.6%		$83.47	8.1%

Courtyard
Occupancy	70.7%	-0.2	% pts.	72.2%	0.6	% pts.
Average Daily Rate	$106.50	9.4%		$105.72	7.9%
RevPAR	$75.32	9.1%		$76.31	8.9%

Fairfield Inn
Occupancy	nm	nm		69.5%	2.3	% pts.
Average Daily Rate	nm	nm		$74.47	8.1%
RevPAR	nm	nm		$51.76	11.7%

TownePlace Suites
Occupancy	75.4%	1.1	% pts.	75.8%	1.1	% pts.
Average Daily Rate	$70.52	7.4%		$72.11	9.3%
RevPAR	$53.18	9.1%		$54.62	10.8%

SpringHill Suites
Occupancy	74.9%	3.4	% pts.	74.0%	2.9	% pts.
Average Daily Rate	$93.89	11.0%		$90.43	9.1%
RevPAR	$70.36	16.3%		$66.88	13.5%

Composite – Select-Service and Extended-Stay (4)
Occupancy	73.8%	0.5	% pts.	73.8%	1.3	% pts.
Average Daily Rate	$103.70	8.7%		$96.11	7.6%
RevPAR	$76.49	9.4%		$70.97	9.5%

Composite – All (5)
Occupancy	73.2%	1.0	% pts.	72.7%	1.3	% pts.
Average Daily Rate	$141.14	8.2%		$119.12	7.5%
RevPAR	$103.29	9.8%		$86.56	9.5%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.
(2)	Statistics for The Ritz-Carlton are for January through December.
(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.

(4)	Select-Service and Extended-Stay composite statistics include properties for the Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.
(5)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

	Comparable Company-Operated International Properties (1), (2)			Comparable Systemwide International Properties (1), (2)
	2005	Change vs. 2004		2005	Change vs. 2004
Caribbean and Latin America (3)
Occupancy	73.6%	3.9	% pts.	73.0%	4.6	% pts.
Average Daily Rate	$145.78	6.3%		$138.31	5.9%
RevPAR	$107.24	12.1%		$101.02	13.1%

Continental Europe (3)
Occupancy	70.5%	0.5	% pts.	68.6%	1.0	% pts.
Average Daily Rate	$137.09	2.4%		$138.63	4.3%
RevPAR	$96.69	3.1%		$95.10	5.9%

United Kingdom (3)
Occupancy	76.9%	0.1	% pts.	74.0%	-1.1	% pts.
Average Daily Rate	$182.61	4.8%		$162.96	4.6%
RevPAR	$140.49	4.8%		$120.53	3.1%

Middle East and Africa (3)
Occupancy	73.2%	4.0	% pts.	71.7%	4.5	% pts.
Average Daily Rate	$116.07	22.5%		$114.45	21.2%
RevPAR	$84.96	29.5%		$82.10	29.3%

Asia Pacific (3), (4)
Occupancy	75.8%	0.8	% pts.	76.5%	1.5	% pts.
Average Daily Rate	$114.34	12.0%		$118.63	12.5%
RevPAR	$86.63	13.1%		$90.79	14.7%

The Ritz-Carlton International
Occupancy	71.6%	3.4	% pts.	71.6%	3.4	% pts.
Average Daily Rate	$200.08	12.7%		$200.08	12.7%
RevPAR	$143.30	18.3%		$143.30	18.3%

Total Composite International (5)
Occupancy	74.0%	1.5	% pts.	73.2%	1.8	% pts.
Average Daily Rate	$137.62	8.7%		$136.57	9.1%
RevPAR	$101.84	11.0%		$100.02	11.9%

Total Worldwide (6)
Occupancy	73.4%	1.2	% pts.	72.8%	1.4	% pts.
Average Daily Rate	$140.26	8.3%		$121.94	7.8%
RevPAR	$102.94	10.1%		$88.72	9.9%

(1)	International financial results are reported on a period-end basis, while international statistics are reported on a month-end basis.
(2)	The comparison to 2004 is on a currency-neutral basis and includes results for January through December. Excludes North America (except for Worldwide).
(3)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and Courtyard brands. Does not include The Ritz-Carlton brand.
(4)	Excludes Hawaii.
(5)	Includes Hawaii.
(6)	Includes international statistics for the twelve calendar months ended December 31, 2005 and December 31, 2004, and North American statistics for the fifty-two weeks ended December 30, 2005 and December 31, 2004. Includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	2004	Change vs. 2003		2004	Change vs. 2003
Marriott Hotels & Resorts (1)
Occupancy	72.0%	2.8	% pts.	70.1%	2.8	% pts.
Average Daily Rate	$143.70	3.3%		$135.15	3.3%
RevPAR	$103.46	7.4%		$94.77	7.6%

The Ritz-Carlton (2)
Occupancy	69.2%	4.3	% pts.	69.2%	4.3	% pts.
Average Daily Rate	$257.16	5.9%		$257.16	5.9%
RevPAR	$177.96	12.9%		$177.96	12.9%

Renaissance Hotels & Resorts
Occupancy	69.6%	4.3	% pts.	69.1%	4.2	% pts.
Average Daily Rate	$135.54	1.7%		$128.67	2.3%
RevPAR	$94.30	8.4%		$88.92	8.9%

Composite – Full-Service (3)
Occupancy	71.3%	3.2	% pts.	69.9%	3.1	% pts.
Average Daily Rate	$153.66	3.6%		$142.80	3.6%
RevPAR	$109.62	8.4%		$99.82	8.4%

Residence Inn
Occupancy	79.0%	2.7	% pts.	78.6%	2.9	% pts.
Average Daily Rate	$99.49	3.8%		$97.33	3.2%
RevPAR	$78.59	7.4%		$76.52	7.1%

Courtyard
Occupancy	70.3%	3.2	% pts.	71.4%	3.3	% pts.
Average Daily Rate	$96.30	4.6%		$97.18	4.9%
RevPAR	$67.66	9.6%		$69.35	10.0%

Fairfield Inn
Occupancy	nm	nm		66.6%	1.9	% pts.
Average Daily Rate	nm	nm		$67.97	3.1%
RevPAR	nm	nm		$45.29	6.2%

TownePlace Suites
Occupancy	74.1%	3.7	% pts.	74.9%	4.3	% pts.
Average Daily Rate	$65.77	4.0%		$65.18	2.7%
RevPAR	$48.71	9.5%		$48.81	9.0%

SpringHill Suites
Occupancy	69.8%	4.8	% pts.	71.5%	4.2	% pts.
Average Daily Rate	$88.53	5.5%		$83.97	4.2%
RevPAR	$61.82	13.2%		$60.04	10.6%

Composite – Select-Service and Extended-Stay (4)
Occupancy	72.6%	3.1	% pts.	72.2%	3.0	% pts.
Average Daily Rate	$94.52	4.4%		$87.89	4.0%
RevPAR	$68.66	9.1%		$63.42	8.5%

Composite – All (5)
Occupancy	71.8%	3.2	% pts.	71.2%	3.1	% pts.
Average Daily Rate	$132.36	3.8%		$111.49	3.8%
RevPAR	$95.04	8.6%		$79.35	8.5%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.
(2)	Statistics for The Ritz-Carlton are for January through December.
(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.

(4)	Select-Service and Extended-Stay composite statistics include properties for the Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.
(5)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

	Comparable Company-Operated International Properties (1), (2)			Comparable Systemwide International Properties (1), (2)
	2004	Change vs. 2003		2004	Change vs. 2003
Caribbean and Latin America (3)
Occupancy	71.2%	4.3	% pts.	69.7%	4.3	% pts.
Average Daily Rate	$138.98	8.0%		$131.61	7.7%
RevPAR	$98.91	14.9%		$91.76	14.7%

Continental Europe (3)
Occupancy	70.8%	2.8	% pts.	68.8%	3.7	% pts.
Average Daily Rate	$130.49	2.6%		$130.74	2.2%
RevPAR	$92.38	6.8%		$89.91	8.0%

United Kingdom (3)
Occupancy	76.9%	2.0	% pts.	74.4%	2.3	% pts.
Average Daily Rate	$173.48	7.8%		$142.47	3.1%
RevPAR	$133.37	10.7%		$106.01	6.4%

Middle East and Africa (3)
Occupancy	73.2%	8.1	% pts.	73.2%	8.1	% pts.
Average Daily Rate	$83.44	13.8%		$83.44	13.8%
RevPAR	$61.10	28.1%		$61.10	28.1%

Asia Pacific (3), (4)
Occupancy	75.5%	9.8	% pts.	76.4%	9.0	% pts.
Average Daily Rate	$96.67	10.5%		$99.61	8.2%
RevPAR	$72.98	27.0%		$76.11	22.6%

The Ritz-Carlton International
Occupancy	71.0%	10.3	% pts.	71.0%	10.3	% pts.
Average Daily Rate	$205.06	3.8%		$205.06	3.8%
RevPAR	$145.68	21.3%		$145.68	21.3%

Total Composite International (5)
Occupancy	73.3%	6.6	% pts.	72.9%	6.0	% pts.
Average Daily Rate	$129.35	6.0%		$128.44	4.8%
RevPAR	$94.75	16.6%		$93.61	14.2%

Total Worldwide (6)
Occupancy	72.2%	4.0	% pts.	71.5%	3.6	% pts.
Average Daily Rate	$131.58	4.3%		$114.61	4.1%
RevPAR	$94.97	10.5%		$81.93	9.6%

(1)	International financial results are reported on a period-end basis, while international statistics are reported on a month-end basis.
(2)	The comparison to 2003 is on a currency-neutral basis and includes results for January through December. Excludes North America (except for Worldwide).
(3)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and Courtyard brands. Does not include The Ritz-Carlton brand.
(4)	Excludes Hawaii.
(5)	Includes Hawaii.
(6)	Includes international statistics for the twelve calendar months ended December 31, 2004 and December 31, 2003, and North American statistics for the fifty-two weeks ended December 31, 2004 and January 2, 2004. Includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

Full-Service Lodging includes our Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts brands. As discussed more fully earlier in this report in Part I, under the Ramada International caption in the Item 1 “Business” section, we sold Ramada International in 2004.

				Annual Change
($ in millions)	2005	2004	2003	2005/2004	2004/2003
Revenues	$7,535	$6,611	$5,876	14%	13%

Segment results	$474	$426	$407	11%	5%

2005 Compared to 2004

In 2005, across our Full-Service Lodging segment, we added 30 hotels (8,326 rooms) and deflagged seven hotels (2,446 rooms).

Compared to the prior year, our 2005 segment results reflect a $91 million increase in base management, incentive management and franchise fees and $73 million of increased owned, leased and other revenue net of direct expenses, which includes a $10 million termination fee payment to us associated with one property that left our system, partially offset by $6 million of severance payments and other costs associated with the temporary closing of a leased property undergoing renovation. The increase in fees is largely due to stronger RevPAR, driven primarily by rate increases which favorably impact property-level house profits, the growth in the number of rooms and the recognition in 2005 of $14 million of incentive fees that were calculated based on prior period earnings but not earned and due until 2005. The increase in owned, leased, and other revenue net of direct expenses is primarily attributable to properties acquired in 2005, all of which we expect to sell in 2006, including the CTF properties.

Further impacting segment results, gains and other income was $5 million higher than the prior year, while equity results increased by $29 million versus the prior year. The increase in gains and other income is primarily attributable to the following items: $9 million of higher gains in 2005 associated with the sale or repayment before maturity of loans receivable associated with several properties; $11 million of increased income in 2005 associated with cost method investments, partially offset by the $13 million gain in 2004 associated with the sale of our interest in the Two Flags Joint Venture. The increase in equity results is primarily attributable to several joint ventures which had significant asset sales in 2005 generating gains, and to a lesser extent, the favorable variance is also a result of a stronger demand environment and the mix of investments. The increase in income associated with cost method investments is primarily related to one new investment in 2005.

RevPAR for Full-Service Lodging comparable company-operated North American hotels increased 10.0 percent to $121.27. Occupancy for these hotels increased 1.4 percentage points while average daily rates increased 7.8 percent to $166.58.

Somewhat offsetting the net favorable variances noted above were $151 million of higher general and administrative costs. As noted in the preceding “Operating Income” discussion, during 2005 we recorded a $94 million pre-tax charge, primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of CTF management agreements, and we incurred pre-tax expenses of $18 million related to our bedding incentive program, both of which impacted our general and administrative expenses. In 2005, we also recorded pre-tax performance termination cure payments of $15 million associated with two properties and $6 million of pre-tax charges associated with two guarantees, which impacted general and administrative expenses. In addition, in 2005 there were increased overhead costs associated with unit growth and development.

Financial results for our international operations were strong across most regions. Increased demand in 2005 generated an 11.0 percent RevPAR increase for comparable company-operated hotels over 2004. Additionally, occupancy increased 1.5 percentage points, while average daily rates increased to $137.62. In 2005 we experienced strong demand particularly in China, Mexico, the Caribbean and Egypt. The European markets generally continue to remain less robust.

2004 Compared to 2003

During 2004, across our Full-Service Lodging segment, we added 33 hotels (10,212 rooms), and deflagged six hotels (2,860 rooms) excluding Ramada International. As a result of the sale of the Ramada International Hotels & Resorts franchised brand, 210 properties (28,081 rooms) exited our system in 2004. The ongoing impact of this sale has not been material to the Company.

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

Gains were up $7 million, primarily due to the exercise by Cendant of its option to redeem our interest in the Two Flags joint venture, which generated a gain of $13 million, and a note receivable, which was repaid, generating a gain of $5 million. Joint venture results were up $2 million compared to the prior year. For 2003, our equity earnings included $24 million, attributable to our interest in the Two Flags joint venture, while our equity in earnings for 2004 reflects only a $6 million impact due to the redemption of our interest. The improved business environment contributed to the improvement in joint venture results for 2004, offsetting the decline attributable to the Two Flags joint venture.

RevPAR for Full-Service Lodging comparable company-operated North American hotels increased 8.4 percent to $109.62. Occupancy for these hotels increased to 71.3 percent, while average daily rates increased 3.6 percent to $153.66.

Demand associated with our international operations was strong across most regions, generating a 16.6 percent RevPAR increase for comparable company-operated hotels. Occupancy increased 6.6 percentage points, while average daily rates increased to $129.35. Financial results increased 37 percent to $140 million, due to stronger demand, particularly in China, Hong Kong, Brazil and Egypt. The European markets generally remain challenging as the economies have been slow to rebound.

Select-Service Lodging includes our Courtyard, Fairfield Inn and SpringHill Suites brands.

				Annual Change
($ in millions)	2005	2004	2003	2005/2004	2004/2003
Revenues	$1,265	$1,118	$1,000	13%	12%

Segment results	$209	$140	$99	49%	41%

2005 Compared to 2004

Across our Select-Service Lodging segment, we added 66 hotels (8,363 rooms) and deflagged 18 hotels (2,309 rooms) in 2005. The deflagged properties were primarily associated with our Fairfield Inn brand.

The increase in revenues for 2005 over the prior year reflects stronger RevPAR, driven by occupancy and rate increases and the growth in the number of rooms across our select-service brands. The $69 million increase in segment results versus the prior year reflects a $35 million increase in base management, incentive management and franchise fees, $4 million of higher owned, leased and other revenue net of direct expenses, $12 million of higher gains and other income, a $12 million increase in equity results, and $6 million of lower general, administrative and other expenses. General, administrative and other expenses in 2005 included $8 million of higher pre-tax expenses associated with our bedding incentive program. In 2004, as discussed below, we wrote off deferred contract acquisition costs, impacting general and administrative expenses, totaling $13 million. The 2005 increase in gains and other income is primarily a result of the 2005 sale of a portfolio of land underlying 75 Courtyard hotels, which generated pre-tax gains of $17 million, a $10 million gain in 2005 associated with the repayment, before maturity, to us of the loan we made to the Courtyard joint venture and increased income of $3 million in 2005 associated with cost method joint ventures, partially offset by $20 million of gains in 2004 primarily associated with land sales. Stronger performance at our reinvented Courtyard properties, versus non-reinvented properties, is also contributing to the increase in revenue and segment results from the prior year. For additional information related to the Courtyard joint venture, see the “Courtyard Joint Venture” caption in “Liquidity and Capital Resources” later in this report.

2004 Compared to 2003

Across our Select-Service Lodging segment, we added 89 hotels (10,556 rooms) and deflagged 35 hotels (4,395 rooms) in 2004.

The increase in the Select-Service Lodging segment revenues for 2004 over the prior year reflects stronger RevPAR, driven by occupancy and rate increases, and the growth in the number of rooms across our select-service brands. Base management, incentive management and franchise fees increased $31 million, and gains were $19 million higher than the prior year, reflecting land sales during the year as well as recognition of deferred gains associated with properties we previously owned. Joint venture results increased by $5 million as a result of the strong business environment. These increases were partially offset by an increase in administrative costs of $13 million. Most of the increase in administrative costs is associated with a transaction related to our Courtyard joint venture (discussed more fully later in this report in “Liquidity and Capital Resources” under the heading “Courtyard Joint Venture”). As the termination of the existing management agreements associated with the Courtyard joint venture was probable in 2004, we wrote off our deferred contract acquisition costs related to the existing contracts, resulting in a charge of $13 million.

Extended-Stay Lodging includes our Residence Inn, TownePlace Suites, Marriott Executive Apartments and Marriott ExecuStay brands.

				Annual Change
($ in millions)	2005	2004	2003	2005/2004	2004/2003
Revenues	$608	$547	$557	11%	-2%

Segment results	$65	$66	$47	-2%	40%

2005 Compared to 2004

Across the Extended-Stay Lodging segment, we added 37 hotels (4,293 rooms) in 2005.

Our base and incentive management fees in 2005 were $12 million higher than the prior year and our franchise fees, principally associated with our Residence Inn brand, also increased $12 million. The increase in management and franchise fees is largely due to higher RevPAR driven by increased demand and to the growth in the number of rooms. Owned, leased, corporate housing and other revenue, net of direct expenses declined $12 million compared to a year ago primarily as a result of our ExecuStay brand’s shift toward franchising. Gains and other income was $11 million lower than last year, primarily reflecting gains on sales of real estate in 2004 versus no gains in 2005. General and administrative costs were slightly higher, primarily reflecting 2005 pre-tax expenses of $4 million associated with our bedding incentive program and a $6 million charge in 2005 associated with the settlement of litigation, almost entirely offset by lower general, administrative and other expenses, including lower costs associated with ExecuStay’s shift toward franchising.

RevPAR for Select-Service and Extended-Stay Lodging comparable company-operated North American hotels increased 9.4 percent to $76.49. Occupancy for these hotels increased slightly to 73.8 percent from 72.6 percent in 2004, while average daily rates increased 8.7 percent to $103.70.

2004 Compared to 2003

In 2004, we added 20 hotels (2,303 rooms) and deflagged one hotel (80 rooms) across our Extended-Stay Lodging segment.

The decline in our Extended-Stay Lodging segment revenue in 2004 is primarily attributable to the shift in the ExecuStay business from management to franchising. We entered into more than 20 new franchise markets in 2004, and only five managed markets remain at the end of 2004. Our base management fees increased $4 million, and our incentive management fees were essentially flat with last year, while our franchise fees, principally associated with our Residence Inn brand, increased $9 million. The increase in franchise fees is largely due to the growth in the number of rooms and an increase in RevPAR. In addition, gains of $10 million in 2004 were favorable to the prior year by $4 million. ExecuStay experienced improved results compared to the prior year, resulting from increased occupancy, primarily in the New York market, coupled with lower operating costs associated with the shift in business toward franchising. The $2 million increase in general and administrative costs associated with supporting the segment’s hotel brands was more than offset by the $6 million decline in ExecuStay’s general and administrative costs associated with ExecuStay’s shift toward franchising.

RevPAR for Select-Service and Extended-Stay Lodging comparable company-operated North American hotels increased 9.1 percent to $68.66. Occupancy for these hotels increased to 72.6 percent from 70.0 percent in 2003, while average daily rates increased 4.4 percent to $94.52.

Timeshare includes our Marriott Vacation Club International, The Ritz-Carlton Club, Grand Residences by Marriott and Horizons by Marriott Vacation Club brands.

				Annual Change
($ in millions)	2005	2004	2003	2005/2004	2004/2003
Revenues	$1,721	$1,502	$1,279	15%	17%

Segment results	$271	$203	$149	33%	36%

2005 Compared to 2004

Timeshare revenues of $1,721 million and $1,502 million, in 2005 and 2004, respectively, include interval, fractional, and whole ownership sales, base management fees, resort rental fees and cost reimbursements. Timeshare contract sales, including sales made by our timeshare joint venture projects, which represent sales of timeshare interval, fractional, and whole ownership products before adjustment for percentage of completion accounting, were flat as compared to last year, reflecting limited available inventory at several projects in 2005 which are approaching sell-out status versus higher contract sales at those projects in the prior year. The favorable segment results compared with 2004 reflect a $51 million increase in timeshare interval, fractional, and whole ownership sales and services revenue net of direct expenses, primarily reflecting higher financially reportable development revenue under the percentage of completion accounting, a higher development margin, primarily resulting from the mix of units sold, and higher financing income reflecting a higher average notes receivable portfolio balance in 2005. In addition, compared with 2004, base fees increased $4 million, gains increased $6 million, equity earnings increased $8 million, and general and administrative expenses were flat. Improved equity results primarily reflect start-up losses in 2004 versus earnings in 2005 associated with one joint venture, and the increase in gains is attributable to note sales which generated gains of $69 million in 2005 compared to $64 million in 2004. In 2005 we also decided to cease development of one land parcel, and we recorded a $7 million charge in conjunction with the write-off of the previously capitalized costs which impacted our timeshare direct expenses.

2004 Compared to 2003

Timeshare segment revenues totaled $1,502 million and $1,279 million, in 2004 and 2003, respectively. Including our three joint ventures, contract sales increased 31 percent, primarily due to strong demand in South Carolina, Florida, Hawaii, California, St. Thomas, U.S. Virgin Islands and Aruba. The favorable segment results reflect a 9 percent increase in timeshare interval, fractional, and whole ownership sales services revenue, higher margins, primarily resulting from lower marketing and selling costs, and the mix of units sold, partially offset by $24 million of higher administrative expenses. Our note sales gain of $64 million was flat compared to the prior year. In addition, we adjusted the discount rate used in determining the fair value of our residual interests due to current trends in interest rates and recorded a $7 million charge in 2004. Reported revenue growth trailed contract sales growth because of a higher proportion of sales in joint venture projects and projects with lower average construction completion.

Synthetic Fuel

See the “Synthetic Fuel” caption in the Part I, Item 1 “Business” section earlier in this report for information related to our synthetic fuel investment and how we have accounted for that investment.

The tables below detail the impact of our Synthetic Fuel segment on our continuing operations for 2005, 2004 and 2003. Our management evaluates the figures presented in the “Before Syn. Fuel” columns because management expects the Synthetic Fuel segment will no longer have a material impact on our business after the Internal Revenue Code Section 29 synthetic fuel tax credits expire at the end of 2007 and because the presentation reflects the results of our core Lodging operations. Management also believes that these presentations facilitate the comparison of our results with the results of other lodging companies. However, the figures presented in the “Before Syn. Fuel” columns are non-GAAP financial measures, may be calculated and/or presented differently than presentations of other companies, and are not alternatives to operating income, total tax (provision) benefit, income from continuing operations, or any other operating measure prescribed by U.S. generally accepted accounting principles.

2005 Compared to 2004

For 2005, the synthetic fuel operation generated revenue of $421 million versus revenue of $321 million for the prior year, primarily due to the consolidation of our synthetic fuel operations from the start of the 2004 second quarter, which resulted in the recognition of revenue for the entire 2005 year compared with only three quarters in 2004, as we accounted for the synthetic fuel operations using the equity method of accounting in the 2004 first quarter.

The $18 million increase in synthetic fuel income from continuing operations to $125 million from $107 million in 2004 is primarily due to our increased proportion of tax credits through May 31, 2005, associated with the SAFE II facilities that were then under IRS review and higher gains and other income, partially offset by our decreased proportion of tax credits through March 31, 2005, associated with the SAFE I facility that was not under IRS review. In addition, in 2005 production was slightly lower and raw materials prices were higher than in 2004. Gains and other income represents net earn-out payments received. Minority interest increased from a benefit of $40 million in 2004 to a benefit of $47 million in 2005, primarily as a result of the change in the method of accounting for our synthetic fuel operations. For 2004, minority interest reflects our partner’s share of the synthetic fuel losses from March 26, 2004 (when we began consolidating the ventures due to the adoption of FIN 46(R)) through year-end. For 2005, minority interest represents our partner’s share of the synthetic fuel losses for the entire year.

The table below details the impact of our Synthetic Fuel segment on our continuing operations for 2005 and 2004.

	2005			2004
($ in millions)	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact
Operating income (loss)	$555	$(144)	$699	$477	$(98)	$575
Gains and other income	181	32	149	164	28	136
Interest income, provision for loan losses and interest expense	(55)	—	(55)	55	—	55
Equity in earnings (losses)	36	—	36	(42)	(28)	(14)

Income (loss) before income taxes and minority interest	717	(112)	829	654	(98)	752

Tax (provision) benefit	(261)	23	(284)	(244)	21	(265)
Tax credits	167	167	—	144	144	—

Total tax (provision) benefit	(94)	190	(284)	(100)	165	(265)

Income from continuing operations before minority interest	623	78	545	554	67	487

Minority interest	45	47	(2)	40	40	—

Income from continuing operations	$668	$125	$543	$594	$107	$487

2004 Compared to 2003

For 2004, the synthetic fuel operation generated revenue of $321 million versus revenue of $302 million for the prior year, primarily due to higher production.

The $11 million increase in synthetic fuel income from continuing operations to $107 million in 2004 from $96 million in the prior year is primarily due to slightly higher production in 2004. Gains and other income of $28 million represents net earn-out payments received. In addition, equity losses of $28 million include net earn-out payments made of $6 million. Minority interest increased from an expense of $55 million in 2003 to a benefit of $40 million in 2004, primarily as a result of the change in the ownership structure of the synthetic fuel joint ventures following our sale of 50 percent of our interest in the joint ventures. Minority interest for 2003 reflected our partner’s share of the synthetic fuel operating losses and its share of the associated tax benefit, along with its share of the tax credits from the June 21, 2003, sale date through the put option’s expiration date. For 2004, minority interest reflected our partner’s share of the synthetic fuel losses from March 26, 2004, when we began consolidating the ventures due to the adoption of FIN 46(R), through year-end.

The table below details the impact of our Synthetic Fuel segment on our continuing operations for 2004 and 2003.

	2004			2003
($ in millions)	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact
Operating income (loss)	$477	$(98)	$575	$377	$(104)	$481
Gains and other income	164	28	136	106	—	106
Interest income, provision for loan losses and interest expense	55	—	55	12	—	12
Equity in (losses) earnings	(42)	(28)	(14)	(7)	10	(17)

Income (loss) before income taxes and minority interest	654	(98)	752	488	(94)	582

Tax (provision) benefit	(244)	21	(265)	(168)	34	(202)
Tax credits	144	144	—	211	211	—

Total tax (provision) benefit	(100)	165	(265)	43	245	(202)

Income from continuing operations before minority interest	554	67	487	531	151	380

Minority interest	40	40	—	(55)	(55)	—

Income from continuing operations	$594	$107	$487	$476	$96	$380

Impact of Future Adoption of Accounting Standards

Statement of Position 04-2, “Accounting for Real Estate Time-sharing Transactions”

In December 2004, the American Institute of Certified Public Accountants issued Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions,” (the “SOP”) and the Financial Accounting Standards Board (“FASB”) amended FAS No. 66, “Accounting for Sales of Real Estate,” and FAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to exclude accounting for real estate time-sharing transactions from these statements. The SOP is effective for fiscal years beginning after June 15, 2005.

Under the SOP, we will charge the majority of the costs we incur to sell timeshares to expense when incurred. We will also record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time that we recognize profit on a timeshare sale. We will also account for rental and other operations during holding periods as incidental operations, which require us to record any excess profits as a reduction of inventory costs.

We estimate that the initial adoption of the SOP in our 2006 first quarter, which we will report as a cumulative effect of a change in accounting principle in our fiscal year 2006 financial statements, will result in a one-time non-cash after-tax charge of approximately $110 million to $115 million, consisting primarily of the write-off of deferred selling costs and establishing the required reserves on notes. We estimate the ongoing impact of the adoption in subsequent periods will be immaterial.

FAS No. 123 (revised 2004), “Share-Based Payment”

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” We will adopt FAS No. 123R at the beginning of our 2006 fiscal year. We estimate the adoption of FAS No. 123R, using the modified prospective method, will result in incremental pre-tax expense in fiscal year 2006 of approximately $44 million, based on our current share-based payment compensation plans, assumptions reflecting currently available information and recent interpretations related to accounting for share-based awards granted to eligible retirees.

DISCONTINUED OPERATIONS

Senior Living Services

We completed the sale of our senior living management business along with a parcel of land to Sunrise Senior Living, Inc. and the sale of nine senior living communities to CNL Retirement Properties, Inc., in 2003 for $266 million. We recorded an after-tax gain on disposal of $19 million and after-tax income from operations of $7 million in 2003 associated with our discontinued senior living services business.

Distribution Services

In 2005 and 2004, we had income, net of tax of $1 million and $2 million, respectively, associated with the distribution services business we exited in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Our Credit Facilities

We are party to a multicurrency revolving credit agreement that provides for aggregate borrowings of $2.0 billion expiring in 2010, which supports our commercial paper program and letters of credit. This facility became effective on June 6, 2005, replacing two multicurrency credit agreements in the same aggregate amount which would otherwise have expired in 2006. As with the facilities it replaced, borrowings under this new facility bear interest at LIBOR plus a spread based on our public debt rating. With the exception of the 2010 expiration date, the material terms of the new credit agreement are the same as those of the replaced agreements. We classify commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis.

At year-end 2005 we had no loans and $93 million of letters of credit outstanding under this facility. We do not anticipate that fluctuations in the availability of the commercial paper market will affect our liquidity because of the flexibility provided by our credit facility. At year-end 2005 our available borrowing capacity amounted to $1.611 billion and reflected borrowing capacity at $2.0 billion under the credit facility plus our cash balance of $203 million less the letters of credit outstanding under the facility of $93 million and a $499 million reserve for outstanding commercial paper supported by the facility. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements. We periodically evaluate opportunities to sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position.

In the fourth quarter of 2005 we began issuing short-term commercial paper in Europe in addition to our long-standing commercial paper program in the United States. Our U.S. and European commercial paper issuances are subject to the availability of the commercial paper market, as we have no commitments from buyers to purchase our commercial paper. We reserve unused capacity under our credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature.

We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We expect that part of our financing and liquidity needs will continue to be met through commercial paper borrowings and access to long-term committed credit facilities. If conditions in the lodging industry deteriorate, or if disruptions in the commercial paper market take place as they did in the immediate aftermath of September 11, 2001, we may be unable to place some or all of our commercial paper on a temporary or extended basis, and may have to rely more on borrowings under the credit facility, which may carry a higher cost than commercial paper.

Cash from Operations

Cash from operations, depreciation expense and amortization expense for the last three fiscal years are as follows:

($ in millions)	2005	2004	2003
Cash from operations	$837	$891	$403
Depreciation expense	156	133	132
Amortization expense	28	33	28

While our timeshare business generates strong operating cash flow, year-to-year cash flow varies based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We include timeshare interval, fractional, and whole ownership sales we finance in cash from operations when we collect cash payments or the notes are sold for cash. The following table shows the net operating activity from our timeshare business (which does not include the portion of income from continuing operations from our timeshare business):

($ in millions)	2005	2004	2003
Timeshare development, less the cost of sales	$40	$93	$(94)
New timeshare mortgages, net of collections	(441)	(459)	(247)
Loan repurchases	(23)	(18)	(19)
Note sale gains	(69)	(64)	(64)
Note sale proceeds	399	312	231
Financially reportable sales (in excess of) less than closed sales	(57)	129	(4)
Collection on retained interests in notes sold and servicing fees	90	94	50
Other cash inflows	55	26	36

Net cash (outflows) inflows from timeshare activity	$(6)	$113	$(111)

Our ability to sell timeshare notes depends on the continued ability of the capital markets to provide financing to the special purpose entities that buy the notes. We might have increased difficulty or be unable to consummate such sales if the underlying quality of the notes receivable we originate were to deteriorate, although we do not expect such a deterioration. Loans to timeshare owners, including a current portion of $33 million, totaled $344 million at year-end 2005. Loans to timeshare owners, including a current portion of $26 million, totaled $315 million at year-end 2004.

Our ratio of current assets to current liabilities was roughly one to one at year-end 2005 and 0.8 to one at year-end 2004. Each of our businesses minimizes working capital through cash management, strict credit-granting policies, aggressive collection efforts and high inventory turnover. We also have significant borrowing capacity under our revolving credit facility should we need additional working capital.

Our ratios of earnings to fixed charges for the last five fiscal years, the calculations of which are detailed in Exhibit 12 to this report, are as follows:

Fiscal Years
2005		2004		2003		2002		2001
4.3	x	4.7	x	3.6	x	3.2	x	2.4	x

Investing Activities Cash Flows

Capital Expenditures and Other Investments. Capital expenditures of $780 million in 2005, $181 million in 2004 and $210 million in 2003 primarily included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. Included in the 2005 capital expenditures are the properties purchased from CTF Holdings Ltd. as described below. Over time, we have sold lodging properties under development, subject to long-term management agreements. The ability of third-party purchasers to raise the necessary debt and equity capital depends in part on the perceived risks inherent in the lodging industry and other constraints inherent in the capital markets as a whole. Although we expect to continue to consummate such real estate sales, if we were unable to do so, our liquidity could decrease and we could have increased exposure to the operating risks of owning real estate. We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We also expect to continue to make other investments in connection with adding units to our lodging business. These investments include loans and minority equity investments.

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

During the 2005 third quarter, we purchased from CTF Holdings Ltd. and certain of its affiliates (collectively “CTF”) 13 properties (in each case through a purchase of real estate, a purchase of the entity that owned the hotel, or an assignment of CTF’s leasehold rights) and certain joint venture interests from CTF for an aggregate price of $381 million. Prior to the sale, all of the properties were operated by us or our subsidiaries.

We plan to sell eight of the properties we have purchased to date to third-party owners, and the balances related to these properties are classified within the “Assets held for sale” and “Liabilities of assets held for sale” captions in our Consolidated Balance Sheet. One operating lease has terminated. We operate the four remaining properties under leases, three of which expire by 2012. Under the purchase and sale agreement we signed with CTF in the second quarter of 2005, we remain obligated to purchase two additional properties for $17 million, the acquisition of which was postponed pending receipt of certain third-party consents.

On the closing date we and CTF also modified management agreements on 29 other CTF-leased hotels, 28 located in Europe and one located in the United States. We became secondarily liable for annual rent payments for certain of these hotels when we acquired the Renaissance Hotel Group N.V. in 1997. We continue to manage 16 of these hotels under new long-term management agreements; however, due to certain provisions in the management agreements, we account for these contracts as operating leases. CTF placed approximately $89 million in trust accounts to cover possible shortfalls in cash flow necessary to meet rent payments under these leases. In turn, we released CTF from their guarantees in connection with these leases. Approximately $79 million remained in these trust accounts at the end of 2005. Our financial statements reflect us as lessee on these hotels. Minimum lease payments relating to these leases are as follows: $32 million in 2006; $33 million in 2007; $33 million in 2008; $33 million in 2009; $33 million in 2010 and $231 million thereafter, for a total of $395 million.

For the remaining 13 European leased hotels, CTF may terminate management agreements with us if and when CTF obtains releases from landlords of our back-up guarantees. Pending completion of the CTF-landlord agreements, we continue to manage these hotels under modified management agreements and remain secondarily liable under certain of these leases. CTF has made available €35 million in cash collateral in the event that we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $217 million will decline.

We also continue to manage three hotels in the United Kingdom under amended management agreements with CTF and continue to manage 14 properties in Asia on behalf of New World Development Company Limited and its affiliates. CTF’s principals are officers, directors and stockholders of New World Development Company Limited. At the closing date, the owners of the United Kingdom and Asian hotels agreed to invest $17 million to renovate those properties.

We and CTF also exchanged legal releases effective as of the closing date, and litigation and arbitration that was outstanding between the two companies and their affiliates was dismissed.

Simultaneously with the closing on the foregoing transactions, CTF also sold five properties and one minority joint venture interest to Sunstone Hotel Investors, Inc. (“Sunstone”) for $419 million, eight properties to Walton Street Capital, L.L.C. (“Walton Street”) for $578 million, and two properties to Tarsadia Hotels (“Tarsadia”) for $29 million, in each case as substitute purchasers under our purchase and sale agreement with CTF. Prior to consummation of the sales, we also operated all of these properties. At closing, Walton Street and Sunstone entered into new long-term management agreements with us and agreed to invest a combined $68 million to further upgrade the 13 properties they acquired. The two properties purchased by Tarsadia are being operated under short-term management and franchise agreements.

When we signed the purchase and sale agreement for the foregoing transactions in the 2005 second quarter, we recorded a $94 million pre-tax charge primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of the existing management agreements for properties involved in these transactions. As described above, we entered into new long-term management agreements with CTF, Walton Street and Sunstone at the closing of the transactions, and we expect to sell most of the properties we acquired subject to long-term management agreements.

In 2005, we also purchased two full-service properties for aggregate cash consideration of $146 million.

Dispositions. Property and asset sales generated cash proceeds of $298 million in 2005, $402 million in 2004 and $494 million in 2003. Property and asset sales in 2005 primarily consisted of land parcel sales, including those as described below, and we also sold two minority interests in joint ventures.

Late in 2005 we contributed land underlying an additional nine Courtyard hotels, worth approximately $40 million, to Courtyard by Marriott Land Joint Venture limited partnership (“CBM Land JV”), a joint venture the majority of which is owned by Sarofim Realty Advisors on behalf of an institutional investor, thereby obtaining a 23 percent equity stake in CBM Land JV. At the same time we completed the sale of a portfolio of land underlying

75 Courtyard hotels for approximately $246 million in cash to CBM Land JV. We recognized a pre-tax gain of $17 million in 2005, we deferred recognition of $5 million of pre-tax gain due to our minority interest in the joint venture, and we also deferred recognition of $40 million of pre-tax gain due to contingencies in the transaction documents. As those contingencies expire in subsequent years, we will recognize additional gains.

Loan Activity. We have made loans to owners of hotels that we operate or franchise, typically to facilitate the development of a new hotel. Over time we expect these owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. Loan collections and sales, net of advances during 2005, amounted to $650 million. Lodging senior loans outstanding totaled $59 million (which included a current portion of $2 million) at year-end 2005 and $75 million (which included a current portion of $17 million) at year-end 2004. Lodging mezzanine and other loans totaled $274 million (which included a current portion of $13 million) at year-end 2005 and $867 million (which included a current portion of $25 million) at year-end 2004. In 2005 our notes receivable balance associated with Lodging senior loans and Lodging mezzanine and other loans, declined by $609 million and primarily reflects the repayment of several loans including the loan associated with our Courtyard joint venture (described more fully below under the “Courtyard Joint Venture” caption). Unfunded commitments aggregating $11 million were outstanding at year-end 2005, of which we expect to fund $5 million in 2006.

Investment in Leveraged Lease. At year-end 2005, we have a $23 million gross investment in an aircraft leveraged lease with Delta Air Lines, Inc., which we acquired in 1994. The gross investment is comprised of rentals receivable and the residual value of the aircraft offset by unearned income. On September 14, 2005, Delta filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and informed us that it wishes to restructure the lease. As a result, we believe our investment is impaired, and have recorded a pre-tax charge of approximately $17 million in 2005, leaving a net exposure of $6 million.

Equity and Cost Method Investments

Cash outflows of $231 million in 2005 associated with equity and cost method investments primarily reflects our establishment in the 2005 second quarter of a 50/50 joint venture with Whitbread PLC (“Whitbread”) to acquire Whitbread’s portfolio of 46 franchised Marriott and Renaissance hotels totaling over 8,000 rooms, and for us to take over management of the entire portfolio of hotels upon the transfer of the hotels to the new joint venture. Whitbread sold its interest in the 46 hotels to the joint venture for approximately £995 million. Whitbread received approximately £710 million in cash (including £620 million from senior debt proceeds) and 50 percent of the preferred and ordinary shares of the joint venture and non-voting deferred consideration shares valued at £285 million. We contributed approximately £90 million ($171 million) in the second quarter of 2005 for the remaining 50 percent of the preferred and ordinary shares of the joint venture. The joint venture is currently discussing the sale of the hotels with a potential purchaser. As the joint venture sells the hotels, our interest in the joint venture will be redeemed. The joint venture expects to sell the hotels in early 2006 subject to long-term management agreements with us.

In 2005 we also contributed cash of $35 million and a note of $40 million for a $75 million 50 percent interest in a joint venture developing a mixed-use project, consisting of timeshare, fractional, and whole ownership products in Hawaii. We expect sales will begin in late 2006.

Cash from Financing Activities

Debt. Debt increased $412 million in 2005, from $1,325 million to $1,737 million at year-end 2005, due to the issuance of $348 million (book value) of Series F Senior Notes (the “Series F Notes”), net commercial paper issuances of $499 million, and other debt increases of $69 million, partially offset by repayment upon maturity of $200 million for the Series B Senior Notes, repayment upon maturity of $275 million for the Series D Senior Notes and the $29 million (book value) debt decrease associated with the Series C and Series E debt exchange described below. Debt decreased $130 million in 2004, from $1,455 million to $1,325 million, due to the repurchase of all of our remaining zero-coupon convertible senior Liquid Yield Option Notes due 2021, also known as LYONs totaling $62 million, the maturity of $46 million of senior notes and other debt reductions of $22 million.

In June 2005, we sold $350 million aggregate principal amount of 4.625 percent Series F Notes. We received net proceeds of approximately $346 million from this offering, after deducting a discount and underwriting fees, and we used these proceeds to repay commercial paper borrowings and for general corporate purposes. Interest on the Series F Notes is payable on June 15 and December 15 of each year, which commenced on December 15, 2005. The Series F Notes will mature on June 15, 2012, and we may redeem the notes, in whole or in part, at any time or from time to time under the terms provided in the Form of 4.625% Series F Note due 2012.

In November 2005, we offered to holders of our outstanding 7 percent Series E Notes due 2008 and to holders of our outstanding 7.875 percent Series C Notes due 2009 (collectively “Old Notes”) an opportunity to exchange into new 5.81 percent Series G Notes and issued new Series G Notes in the aggregate total of $427 million to replace Old Notes that had been validly tendered for exchange and not withdrawn, comprised of $203 million of the Series E Notes and $224 million of the Series C Notes. In addition, we paid an exchange price of $31 million ($9 million for the Series E Notes and $22 million for the Series C Notes) which was equal to the sum of the present values of the remaining scheduled payments of interest and principal on the Old Notes. Furthermore, holders who had Old Notes accepted for exchange received a cash payment of $7 million representing accrued and unpaid interest to, but not including, the settlement date.

The exchanges are not considered to be extinguishments, and accordingly, the exchange price payment, along with the existing unamortized discounts associated with the Series C Notes and Series E Notes, are being amortized as an adjustment of interest expense over the remaining term of the replacement debt instrument using the interest method. All other third-party costs related to the exchange were expensed as incurred.

Interest on the Series G Notes is payable on May 10 and November 10 of each year, beginning on May 10, 2006. The Series G Notes mature on November 10, 2015, and we may redeem the notes, in whole or in part, at any time or from time to time under the terms provided in the Form of 5.81% Series G Note due 2015.

Our Series C Notes, Series E Notes, Series F Notes, and Series G Notes were all issued under an indenture with JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, dated November 16, 1998.

Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt and reducing our working capital. At year-end 2005, our long-term debt had an average interest rate of 5.4 percent and an average maturity of approximately 6.3 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.7 to one at year-end 2005. At the end of 2005, we had long-term public debt ratings of BBB+ from Standard and Poor’s and Baa2 from Moody’s.

On December 8, 2005, we filed a “universal shelf” registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock or preferred stock, either separately or represented by warrants, depositary shares, rights or purchase contracts.

Share Repurchases. We purchased 25.7 million shares of our Class A Common Stock in 2005 at an average price of $64.23 per share, 14.0 million shares of our Class A Common Stock in 2004 at an average price of $46.65 per share, and 10.5 million shares of our Class A Common Stock in 2003 at an average price of $36.07 per share. As of year-end 2005, 17.9 million shares remained available for repurchase under authorizations from our Board of Directors. See Part I, Item 5 of this Form 10-K for additional information on the Company’s share repurchases.

Dividends. In May 2005, our Board of Directors increased the quarterly cash dividend by 24 percent to $0.105 per share.

Courtyard Joint Venture

During the 2005 second quarter, Sarofim Realty Advisors (“Sarofim”), on behalf of an institutional investor, completed the acquisition of a 75 percent interest in the Courtyard joint venture, and we signed new long-term management agreements with the joint venture. The transaction has accelerated the pace of reinventions and upgrades at the joint venture’s 120 hotels. The termination of the previous management agreements was probable at year-end 2004. Accordingly, in 2004 we wrote off our deferred contract acquisition costs relating to the management agreements which existed at that time, resulting in a charge of $13 million.

Prior to Sarofim’s acquisition, we and Host Marriott owned equal shares in the 120-property joint venture. With the addition of the new equity, our interest in the joint venture declined to approximately 21 percent and Host Marriott’s interest declined to less than 4 percent. As part of the completed transaction, our mezzanine loan to the joint venture (including capitalized interest) totaling approximately $269 million was repaid.

Contractual Obligations and Off Balance Sheet Arrangements

The following table summarizes our contractual obligations as of year-end 2005:

		Payments Due by Period
Contractual Obligations ($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt(1)	$2,281	$127	$255	$222	$1,677
Capital lease obligations(1)	16	1	2	2	11
Operating leases where we are the primary obligor:
Recourse	1,051	108	224	203	516
Non-recourse	432	16	34	25	357
Operating leases where we are secondarily liable	395	32	66	66	231
Other long-term liabilities	49	—	7	—	42

Total contractual obligations	$4,224	$284	$588	$518	$2,834

(1) Includes principal as well as interest payments.

The following table summarizes our commitments as of year-end 2005:

		Amount of Commitment Expiration Per Period
Other Commercial Commitments ($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total guarantees where we are the primary obligor	$414	$114	$63	$49	$188
Total guarantees where we are secondarily liable	537	59	111	105	262

Total other commercial commitments	$951	$173	$174	$154	$450

Our guarantees listed above include $69 million for guarantees that will not be in effect until the underlying hotels are open and we begin to manage the properties. Our guarantee fundings to lenders and hotel owners are generally recoverable as loans and are generally repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels.

The guarantees above include $320 million related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise is the primary obligor of the leases and a portion of the lifecare bonds, and CNL is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business at the end of the first quarter of 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under these guarantees.

The guarantees above also include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $20 million and total remaining rent payments through the initial term plus available extensions of approximately $217 million. We are also secondarily obligated for real estate taxes and other charges associated with the leases. Third parties have severally indemnified us for all payments we may be required to make in connection with these obligations. Since we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

In addition to the guarantees noted above, as of year-end 2005 our total unfunded loan commitments amounted to $11 million. We expect to fund $5 million of those commitments within one year. We do not expect to fund the remaining $6 million of commitments, which expire as follows: $4 million within one year and $2 million after five years.

In 2005, we assigned to a third-party our previous commitment to fund up to $129 million to the Courtyard joint venture for the primary purpose of funding the costs of renovating its properties in 2005 and 2006. Under the agreement, the third-party assumed the lending obligation to the venture. As of year-end 2005, we funded $1 million and the third-party funded $22 million under this loan commitment. The commitment to fund is reduced to $27 million in September 2006 and expires in December 2009. In total, we expect that no more than $104 million of the $129 million commitment will be funded, and other than the $1 million we already funded, we expect the third-party to provide all future fundings. We do not anticipate making further fundings ourselves, but remain secondarily obligated to the Courtyard joint venture if the third-party fails to fund. At year-end 2005, that secondary obligation totaled $106 million and is not reflected in our outstanding loan commitments discussed in the preceding paragraph.

At year-end 2005 we also have commitments to invest $27 million of equity for minority interests in three partnerships, which plan to purchase both full-service and select-service hotels in the United States and Canada.

At year-end 2005 we also had $93 million of letters of credit outstanding on our behalf, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of year-end 2005 totaled $546 million, the majority of which were requested by federal, state or local governments related to our timeshare and lodging operations and self-insurance programs.

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

The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

($ in millions)	2005	2004	2003
Base management fees	$83	$72	$56
Incentive management fees	14	8	4
Cost reimbursements	936	802	699
Owned, leased, corporate housing and other revenue	22	29	28

Total revenue	$1,055	$911	$787

General, administrative and other	$(19)	$(33)	$(11)
Reimbursed costs	(936)	(802)	(699)
Gains and other income	54	19	21
Interest income	31	74	77
Reversal of (provision for) loan losses	—	3	(2)
Equity in (losses) earnings – Synthetic fuel	—	(28)	10
Equity in earnings (losses) – Other	36	(14)	(17)

Balance Sheet Data

($ in millions)	2005	2004
Current assets - accounts and notes receivable	$48	$72
Contract acquisition costs	26	24
Cost method investments	121	—
Equity method investments	349	249
Loans to equity method investees	36	526
Other long-term receivables	—	3
Other long-term assets	166	38
Long-term deferred tax asset, net	19	17

Current liabilities:
Accounts payable	(2)	(3)
Other payables and accruals	(45)	(4)
Other long-term liabilities	(101)	(11)

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

Marriott Rewards

Marriott Rewards is our frequent guest loyalty program. Marriott Rewards members earn points based on their monetary spending at our lodging operations, purchases of timeshare interval, fractional, and whole ownership products and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by airlines and credit card companies. Points, which we track on members’ behalf, can be redeemed for stays at most of our lodging operations, airline tickets, airline frequent flyer program miles, rental cars and a variety of other awards; however, points cannot be redeemed for cash. We provide Marriott Rewards as a marketing program to participating properties. We charge the cost of operating the program, including the estimated cost of award redemption, to properties based on members’ qualifying expenditures.

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

Our management and franchise agreements require that we be reimbursed currently for the costs of operating the program, including marketing, promotion, communication with, and performing member services for the Marriott Rewards members. Due to the requirement that properties reimburse us for program operating costs as incurred, we receive and recognize the balance of the revenue from properties in connection with the Marriott Rewards program at the time such costs are incurred and expensed. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred and recognize the corresponding expense relating to the costs of the awards redeemed.

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

Loan Loss Reserves

We measure loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows, which assumes certain growth projections which may or may not occur, or the estimated fair value of the collateral. We apply our loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. Where we determine that a loan is impaired, we recognize interest income on a cash basis. At year-end 2005 our recorded investment in impaired loans was $184 million. We have a $103 million allowance for credit losses, leaving $81 million of our investment in impaired loans for which there is no related allowance for credit losses. At year-end 2004, our recorded investment in impaired loans was $181 million. During 2005 and 2004, our average investment in impaired loans totaled $182 million and $161 million, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign exchange rates, and equity prices. We manage our exposure to these risks by monitoring available financing alternatives, through development and application of credit granting policies and by entering into derivative arrangements. We do not foresee any significant changes in either our exposure to fluctuations in interest rates or foreign exchange rates or how such exposure is managed in the future.

We are exposed to interest rate risk on our floating-rate notes receivable, our residual interests retained in connection with the sale of Timeshare segment notes receivable and the fair value of our fixed-rate notes receivable.

Changes in interest rates also impact our floating-rate long-term debt and the fair-value of our fixed-rate long-term debt.

We are also subject to risk from changes in equity prices from our investments in common stock, which have a carrying value of $53 million at year-end 2005 and are accounted for as available-for-sale securities under FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, we do not use derivatives for trading or speculative purposes.

At year-end 2005 we were party to the following derivative instruments:

•	An interest rate swap agreement under which we receive a floating-rate of interest and pay a fixed-rate of interest. The swap modifies our interest rate exposure by effectively converting a note receivable with a fixed rate to a floating rate. The aggregate notional amount of the swap is $92 million and it matures in 2010.

•	Six outstanding interest rate swap agreements to manage interest rate risk associated with the residual interests we retain in conjunction with our Timeshare segment note sales. Historically, we were required by purchasers and/or rating agencies to utilize interest rate swaps to protect the excess spread within our sold note pools. The aggregate notional amount of the swaps is $380 million, and they expire through 2022.

•	Forward foreign exchange and option contracts to hedge the potential volatility of earnings and cash flows associated with variations in foreign exchange rates during 2005. The aggregate dollar equivalent of the notional amounts of the contracts is approximately $27 million, and they expire throughout 2006.

•	Forward foreign exchange contracts to manage the foreign currency exposure related to certain monetary assets. The aggregate dollar equivalent of the notional amounts of the forward contracts is $544 million at year-end 2005, and they expire throughout 2006.

•	Forward foreign exchange contracts to manage currency exchange rate volatility associated with certain investments in foreign operations. The contracts have a dollar notional equivalent of $229 million at year-end 2005, and they expire throughout 2006.

The following table sets forth the scheduled maturities and the total fair value of our derivatives and other financial instruments as of year-end 2005:

	Maturities by Period
($ in millions)	2006	2007	2008	2009	2010	There- after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent expected principal receipts, fair values represent assets.

Timeshare segment notes receivable	$33	$42	$37	$31	$29	$172	$344	$344
Average interest rate							12.76%

Fixed-rate notes receivable	$10	$21	$20	$2	$82	$29	$164	$166
Average interest rate							10.38%

Floating-rate notes receivable	$5	$59	$20	$1	$7	$77	$169	$169
Average interest rate							7.56%

Residual interests	$71	$47	$30	$18	$12	$18	$196	$196
Average interest rate							8.56%

Liabilities - Maturities represent expected principal payments, fair values represent liabilities.

Fixed-rate debt	$(51)	$(11)	$(102)	$(88)	$(12)	$(903)	$(1,167)	$(1,214)
Average interest rate							6.04%

Floating-rate debt	$(1)	$—	$—	$—	$—	$(499)	$(500)	$(500)
Average interest rate							4.211%

NOTE: We classify commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis.

Derivatives - Maturities represent notional amounts, fair values represent assets (liabilities).

Interest Rate Swaps:

Fixed to variable	$—	$—	$—	$—	$65	$301	$7	$7
Average pay rate							4.35%
Average receive rate							5.03%

Variable to fixed	$—	$—	$—	$—	$43	$64	$(1)	$(1)
Average pay rate							5.39%
Average receive rate							5.08%

Forward Foreign Exchange Contracts:

Fixed (euro) to Fixed ($U.S.)	$375	$—	$—	$—	$—	$—	$—	$—
Average exchange rate							1.188

Fixed (GPB) to Fixed ($U.S.)	$347	$—	$—	$—	$—	$—	$(2)	$(2)
Average exchange rate							1.73

Fixed (HKD) to Fixed ($U.S.)	$43	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.13

Fixed (MXN) to Fixed ($U.S.)	$6	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.09

Fixed (CZK) to Fixed ($U.S.)	$2	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.04

Fixed (JPY) to Fixed ($U.S.)	$2	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.01

Fixed (KRW) to Fixed ($U.S.)	$3	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.001

Fixed (CAD) to Fixed ($U.S.)	$22	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.86

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 30, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Marriott International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Marriott International, Inc. maintained effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Marriott International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Marriott International, Inc. maintained effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Marriott International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Marriott International, Inc. as of December 30, 2005 and December 31, 2004, and the related consolidated statements of income, cash flows, comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended December 30, 2005, of Marriott International, Inc. and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marriott International, Inc.:

We have audited the accompanying consolidated balance sheets of Marriott International, Inc. as of December 30, 2005 and December 31, 2004, and the related consolidated statements of income, cash flows, comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended December 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott International, Inc. as of December 30, 2005 and December 31, 2004, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Marriott International, Inc.’s internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 21, 2006

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME

Fiscal Years 2005, 2004, and 2003

($ in millions, except per share amounts)

	2005	2004	2003
REVENUES
Base management fees[1]	$497	$435	$388
Franchise fees	329	296	245
Incentive management fees[1]	201	142	109
Owned, leased, corporate housing and other revenue[1]	944	730	633
Timeshare interval, fractional, and whole ownership sales and services	1,487	1,247	1,145
Cost reimbursements[1]	7,671	6,928	6,192
Synthetic fuel	421	321	302

	11,550	10,099	9,014

OPERATING COSTS AND EXPENSES
Owned, leased and corporate housing - direct	778	629	505
Timeshare - direct	1,228	1,039	1,011
Reimbursed costs[1]	7,671	6,928	6,192
General, administrative and other[1]	753	607	523
Synthetic fuel	565	419	406

	10,995	9,622	8,637

OPERATING INCOME	555	477	377

Gains and other income[1]	181	164	106
Interest expense	(106)	(99)	(110)
Interest income[1]	79	146	129
(Provision for) reversal of provision for loan losses[1]	(28)	8	(7)
Equity in (losses) earnings - Synthetic fuel[1]	—	(28)	10
- Other[1]	36	(14)	(17)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	717	654	488
(Provision for) benefit from income taxes	(94)	(100)	43

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	623	554	531
Minority interest	45	40	(55)

INCOME FROM CONTINUING OPERATIONS	668	594	476
Discontinued operations	1	2	26

NET INCOME	$669	$596	$502

EARNINGS PER SHARE – Basic
Earnings from continuing operations	$3.09	$2.62	$2.05
Earnings from discontinued operations	—	.01	.11

Earnings per share	$3.09	$2.63	$2.16

EARNINGS PER SHARE – Diluted
Earnings from continuing operations	$2.89	$2.47	$1.94
Earnings from discontinued operations	—	.01	.11

Earnings per share	$2.89	$2.48	$2.05

DIVIDENDS DECLARED PER SHARE	$0.400	$0.330	$0.295

[1]	See Footnote 21, “Related Party Transactions,” of the Notes to Consolidated Financial Statements for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

Fiscal Years-End 2005 and 2004

($ in millions)

	2005	2004
ASSETS

Current assets
Cash and equivalents	$203	$770
Accounts and notes receivable[1]	837	797
Current deferred taxes, net	211	162
Assets held for sale	555	23
Other	204	194

	2,010	1,946

Property and equipment	2,341	2,389

Intangible assets
Goodwill	924	923
Contract acquisition costs[1]	466	513

	1,390	1,436

Cost method investments[1]	233	70
Equity method investments[1]	349	249

Notes receivable
Loans to equity method investees[1]	36	526
Loans to timeshare owners	311	289
Other notes receivable	282	374

	629	1,189

Other long-term receivables[1]	339	326
Deferred taxes, net[1]	554	397
Other[1]	685	666

	$8,530	$8,668

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$56	$489
Accounts payable[1]	591	570
Accrued payroll and benefits	559	508
Liability for guest loyalty program	317	302
Self-insurance reserves	84	71
Liabilities of assets held for sale	30	—
Other payables and accruals[1]	355	416

	1,992	2,356

Long-term debt	1,681	836
Liability for guest loyalty program	768	640
Self-insurance reserves	180	163
Other long-term liabilities[1]	646	580
Minority interest	11	12

Shareholders’ equity
Class A common stock	3	3
Additional paid-in capital	3,564	3,423
Retained earnings	2,500	1,951
Deferred compensation	(137)	(108)
Treasury stock, at cost	(2,667)	(1,197)
Accumulated other comprehensive (loss) income	(11)	9

	3,252	4,081

	$8,530	$8,668

[1]	See Footnote 21, “Related Party Transactions,” of the Notes to Consolidated Financial Statements for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Fiscal Years 2005, 2004, and 2003

($ in millions)

	2005	2004	2003
OPERATING ACTIVITIES
Income from continuing operations	$668	$594	$476
Adjustments to reconcile to cash provided by operating activities:
Income from discontinued operations	1	2	7
Discontinued operations – gain on sale/exit	—	—	19
Depreciation and amortization	184	166	160
Minority interest in results of synthetic fuel operation	(47)	(40)	55
Income taxes	(86)	(63)	(171)
Timeshare activity, net	(6)	113	(111)
Other	160	(77)	(73)
Working capital changes:
Accounts receivable	(128)	(6)	(81)
Other current assets	(22)	(16)	11
Accounts payable and accruals	113	218	111

Net cash provided by operating activities	837	891	403

INVESTING ACTIVITIES
Capital expenditures	(780)	(181)	(210)
Dispositions	298	402	494
Loan advances	(56)	(129)	(241)
Loan collections and sales	706	276	280
Equity and cost method investments	(216)	(45)	(21)
Purchase of available-for-sale securities	(15)	(30)	—
Other	(67)	(6)	9

Net cash (used in) provided by investing activities	(130)	287	311

FINANCING ACTIVITIES
Commercial paper, net	499	—	(102)
Issuance of long-term debt	356	20	14
Repayment of long-term debt	(523)	(99)	(273)
Redemption of convertible debt	—	(62)	—
Debt exchange consideration, net	(29)	—	—
Issuance of Class A common stock	125	206	102
Dividends paid	(84)	(73)	(68)
Purchase of treasury stock	(1,644)	(664)	(373)
Earn-outs received, net	26	35	17

Net cash used in financing activities	(1,274)	(637)	(683)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(567)	541	31
CASH AND EQUIVALENTS, beginning of year	770	229	198

CASH AND EQUIVALENTS, end of year	$203	$770	$229

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Fiscal Years 2005, 2004, and 2003

($ in millions)

	2005	2004	2003
Net income	$669	$596	$502

Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustments	(25)	43	37
Net (loss)/gain on derivative instruments designated as cash flow hedges	(2)	7	(8)
Net unrealized gain associated with available-for-sale securities	7	—	—

Total other comprehensive (loss) income	(20)	50	29

Comprehensive income	$649	$646	$531

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Fiscal Years 2005, 2004, and 2003

(in millions, except per share amounts)

Common Shares Outstanding		Class A Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive (Loss) Income
235.9	Balance at fiscal year-end 2002	$3	$3,224	$(43)	$1,126	$(667)	$(70)
—	Net income	—	—	—	502	—	—
—	Dividends ($0.295 per share)	—	—	—	(68)	—	—
5.8	Employee stock plan issuance and other	—	93	(38)	(55)	182	29
(10.5)	Purchase of treasury stock	—	—	—	—	(380)	—

231.2	Balance at fiscal year-end 2003	3	3,317	(81)	1,505	(865)	(41)
—	Net income	—	—	—	596	—	—
—	Dividends ($0.330 per share)	—	—	—	(75)	—	—
8.6	Employee stock plan issuance and other	—	106	(27)	(75)	322	50
(14.0)	Purchase of treasury stock	—	—	—	—	(654)	—

225.8	Balance at fiscal year-end 2004	3	3,423	(108)	1,951	(1,197)	9
—	Net income	—	—	—	669	—	—
—	Dividends ($0.400 per share)	—	—	—	(87)	—	—
5.8	Employee stock plan issuance and other	—	141	(29)	(33)	180	(20)
(25.7)	Purchase of treasury stock	—	—	—	—	(1,650)	—

205.9	Balance at fiscal year-end 2005	$3	$3,564	$(137)	$2,500	$(2,667)	$(11)

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As a result of the sale of our Senior Living Services communities and management business, the balances and activities of Senior Living Services have been segregated and reported as discontinued operations for all periods presented.

In our opinion, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2005 and fiscal year-end 2004 and the results of our operations and cash flows for fiscal years 2005, 2004, and 2003. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

Fiscal Year

Our fiscal year ends on the Friday nearest to December 31. All fiscal years presented include 52 weeks. Unless otherwise specified, each reference to “2005” means our fiscal year ended December 30, 2005, each reference to “2004” means our fiscal year ended December 31, 2004, each reference to “2003” means our fiscal year ended January 2, 2004, and each reference to “2002” means our fiscal year ended January 3, 2003, and not, in each case, the corresponding calendar year.

Revenue Recognition

Our revenues include (1) base and incentive management fees, (2) franchise fees, (3) revenues from lodging properties and other businesses owned or leased by us, (4) timeshare interval, fractional, and whole ownership sales and services, (5) cost reimbursements, and (6) sales made by the synthetic fuel operation while consolidated. Management fees comprise a base fee, which is a percentage of the revenues of hotels, and an incentive fee, which is generally based on hotel profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by lodging properties that we manage or franchise.

Base and Incentive Management Fees: We recognize base fees as revenue when earned in accordance with the contract. In interim periods and at year-end, we recognize incentive fees that would be due as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us.

Franchise Fee Revenue: We recognize franchise fees as revenue in each accounting period as fees are earned from the franchisee.

Owned and Leased Units: We recognize room sales and revenues from guest services for our owned and leased units when rooms are occupied and services have been rendered.

Timeshare and Fractional Intervals: We recognize sales when (1) we have received a minimum of 10 percent of the purchase price for the timeshare interval, (2) the purchaser’s period to cancel for a refund has expired, (3) we deem the receivables to be collectible, and (4) we have attained certain minimum sales and construction levels. We defer all revenue using the deposit method for sales that do not meet all four of these criteria. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are deferred and recognized in earnings using the percentage of completion method.

Timeshare Whole Ownership: We recognize sales under the full accrual method of accounting when we receive our proceeds and transfer title at settlement.

Cost Reimbursements: We recognize cost reimbursements from managed, franchised and timeshare properties when we incur the related reimbursable costs.

Synthetic Fuel: Prior to November 7, 2003, and after March 25, 2004, we accounted for the synthetic fuel operation by consolidating the joint ventures. We recognize revenue from the synthetic fuel operation when the synthetic fuel is produced and sold. From November 7, 2003, through March 25, 2004, we accounted for the synthetic fuel operation using the equity method of accounting. See Footnote 2 “Synthetic Fuel” for additional information.

Other Revenue includes land rental income and other revenue. In 2003, we recorded a $36 million insurance settlement for lost management fees associated with the New York Marriott World Trade Center hotel, which was destroyed in the 2001 terrorist attacks.

Ground Leases

We are both the lessor and lessee of land under long-term operating leases, which include scheduled increases in minimum rents. We recognize these scheduled rent increases on a straight-line basis over the initial lease term.

Real Estate Sales

We account for the sales of real estate in accordance with Financial Accounting Standards (“FAS”) No. 66, “Accounting for Sales of Real Estate.” We reduce gains on sales of real estate by the maximum exposure to loss if we have continuing involvement with the property and do not transfer substantially all of the risks and rewards of ownership. We reduced gains on sales of real estate due to maximum exposure to loss by $45 million in 2005, $1 million in 2004 and $4 million in 2003. In sales transactions where we retain a management contract, the terms and conditions of the management contract are comparable to the terms and conditions of the management contracts obtained directly with third-party owners in competitive bid processes.

Profit Sharing Plan

We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation cost from profit sharing of $69 million in 2005, $70 million in 2004 and $53 million in 2003. We recognized additional compensation cost from profit sharing of $1 million in 2003 related to the discontinued Senior Living Services and Distribution Services businesses.

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

Marriott Rewards

Marriott Rewards is our frequent guest loyalty program. Marriott Rewards members earn points based on their monetary spending at our lodging operations, purchases of timeshare interval, fractional, and whole ownership products and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by airlines and credit card companies. Points, which we track on members’ behalf, can be redeemed for stays at most of our lodging operations, airline tickets, airline frequent flyer program miles, rental cars and a variety of other awards; however, points cannot be redeemed for cash. We provide Marriott Rewards as a marketing program to participating properties. We charge the cost of operating the program, including the estimated cost of award redemption, to properties based on members’ qualifying expenditures.

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

Our management and franchise agreements require that we be reimbursed currently for the costs of operating the program, including marketing, promotion, communication with, and performing member services for the Marriott Rewards members. Due to the requirement that hotels reimburse us for program operating costs as incurred, we receive and recognize the balance of the revenue from hotels in connection with the Marriott Rewards program at the time such costs are incurred and expensed. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred and recognize the corresponding expense relating to the costs of the awards redeemed. Our liability for the Marriott Rewards program was $1,085 million at year-end 2005, and $942 million at year-end 2004.

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

We account for rebates and allowances as adjustments of the prices of the vendors’ products and services. We show vendor costs and the reimbursement of those costs as reimbursed costs and cost reimbursements revenue, respectively; therefore, rebates are reflected as a reduction of these line items.

Cash and Equivalents

We consider all highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash

Restricted cash, totaling $126 million and $105 million at year-end 2005 and year-end 2004, respectively, is recorded in other long-term assets in the accompanying Consolidated Balance Sheet. Restricted cash primarily consists of deposits received on timeshare interval, fractional, and whole ownership sales that are held in escrow until the contract is closed.

Assets Held for Sale

We consider properties to be assets held for sale when all of the following criteria are met:

•	management commits to a plan to sell a property;

•	it is unlikely that the disposal plan will be significantly modified or discontinued;

•	the property is available for immediate sale in its present condition;

•	actions required to complete the sale of the property have been initiated;

•	sale of the property is probable and we expect the completed sale will occur within one year; and

•	the property is actively being marketed for sale at a price that is reasonable given its current market value.

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

The fair value of our available-for-sale securities totaled $53 million at year-end 2005. Gains in accumulated other comprehensive loss associated with our available-for-sale securities totaled $8 million at year-end 2005. At year-end 2005 there were no losses in accumulated other comprehensive income associated with our available-for-sale securities.

Costs Incurred to Sell Real Estate Projects

We capitalize direct costs incurred to sell real estate projects attributable to and recoverable from the sales of timeshare interests until the sales are recognized. Costs eligible for capitalization follow the guidelines of FAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Selling and marketing costs capitalized under this approach were approximately $92 million and $89 million at year-end 2005 and year-end 2004, respectively, and are included in property and equipment in the accompanying Consolidated Balance Sheet. If a contract is canceled, we charge unrecoverable direct selling and marketing costs to expense and record deposits forfeited as income.

Residual Interests

We periodically sell notes receivable originated by our timeshare segment in connection with the sale of timeshare interval, fractional, and whole ownership products. We retain servicing assets and other interests in the assets transferred to entities that are accounted for as residual interests. We treat the residual interests, excluding servicing assets, as “trading” securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At the end of each reporting period, we estimate the fair value of the residual interests, excluding servicing assets, using a discounted cash flow model. We report changes in the fair values of these residual interests, excluding servicing assets, through the accompanying Consolidated Statement of Income. Servicing assets are classified as held to maturity under the provisions of FAS No. 115 and are recorded at amortized cost.

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

Foreign Operations

The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. The functional currency for our consolidated and unconsolidated entities operating outside of the United States is generally the currency of the country in which the entity primarily generates and expends cash. For consolidated entities whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars, and we do the same, as needed, for unconsolidated entities whose functional currency is not the

U.S. dollar. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date, and income statement accounts are translated using the weighted average exchange rate for the period. Translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are included as a separate component of shareholder’s equity. We report gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions, currently in operating costs and expenses, and those amounted to a $5 million loss in 2005, a $3 million loss in 2004, and a $7 million gain in 2003.

New Accounting Standards

In December 2004, the American Institute of Certified Public Accountants issued Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions,” (the “SOP”) and the Financial Accounting Standards Board (“FASB”) amended FAS No. 66, “Accounting for Sales of Real Estate,” and FAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to exclude accounting for real estate time-sharing transactions from these statements. The SOP is effective for fiscal years beginning after June 15, 2005.

Under the SOP, we will charge the majority of the costs we incur to sell timeshares to expense when incurred. We will also record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time that we recognize profit on a timeshare sale. We will also account for rental and other operations during holding periods as incidental operations, which require us to record any excess profits as a reduction of inventory costs.

We estimate that the initial adoption of the SOP in our 2006 first quarter, which we will report as a cumulative effect of a change in accounting principle in our fiscal year 2006 financial statements, will result in a one-time non-cash after-tax charge of approximately $110 million to $115 million, consisting primarily of the write-off of deferred selling costs and establishing the required reserves on notes. We estimate the ongoing impact of the adoption in subsequent periods will be immaterial.

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” We will adopt FAS No. 123R at the beginning of our 2006 fiscal year. We estimate the adoption of FAS No. 123R, using the modified prospective method, will result in incremental pre-tax expense in fiscal year 2006 of approximately $44 million, based on our current share-based payment compensation plans, assumptions reflecting currently available information and recent interpretations related to accounting for share-based awards granted to eligible retirees.

Share-based Compensation

We have several share-based employee compensation plans that we account for using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25. Accordingly, we do not reflect share-based employee compensation cost in net income for our Stock Option Program or the Supplemental Executive Stock Option awards. We recognized stock-based employee compensation cost of $40 million, $31 million and $19 million, net of tax, for deferred share grants, restricted share grants and restricted stock units for 2005, 2004 and 2003, respectively.

Shares issued to eligible retirees are fully vested at the grant date although they are delivered over a future period. Our policy is to recognize compensation expense over the share delivery period unless the employee terminates his or her employment, in which case the remaining compensation expense is recognized at the date of termination.

Upon adoption of FAS No. 123R, compensation expense will be recognized at the date the shares are fully vested.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of FAS No. 123 to share-based employee compensation. We have included the impact of measured but unrecognized compensation cost and excess tax benefits credited to additional paid-in-capital in the calculation of the diluted pro forma shares for all years presented. In addition, we have included the estimated impact of reimbursements from third parties.

($ in millions, except per share amounts)	2005	2004	2003
Net income, as reported	$669	$596	$502
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	40	31	19
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects and estimated reimbursed costs	(61)	(58)	(48)

Pro forma net income	$648	$569	$473

Earnings per share:
Basic – as reported	$3.09	$2.63	$2.16

Basic – pro forma	$2.99	$2.51	$2.03

Diluted – as reported	$2.89	$2.48	$2.05

Diluted – pro forma	$2.79	$2.35	$1.94

2.	SYNTHETIC FUEL

Operations

Our synthetic fuel operation currently consists of our interest in four coal-based synthetic fuel production facilities (the “Facilities”), two of which are located at a coal mine in Saline County, Illinois, and two of which are located at a coal mine in Jefferson County, Alabama. We plan to relocate one of the Alabama Facilities to a coal mine near Evansville, Indiana, over the next 90 days and expect the Facility to be fully operational by May 2006. Production at this Facility will be suspended during the duration of the dismantling, transportation and reassembly process. Three of the four plants are held in one entity, Synthetic American Fuel Enterprises II, LLC (“SAFE II”), and one of the plants is held in a separate entity, Synthetic American Fuel Enterprises I, LLC (“SAFE I”). Section 29 of the Internal Revenue Code (redesignated as Section 45K for fiscal years 2006 and 2007) (“Section 29”) provides tax credits for the production and sale of synthetic fuels produced from coal through 2007 (credits are not available for fuel produced after 2007). Although the Facilities incur significant losses, these losses are more than offset by the tax credits generated under Section 29, which reduce our income tax expense.

At both the Alabama and Illinois locations, the synthetic fuel operation has long-term site leases at sites that are adjacent to large underground mines as well as barge load-out facilities on navigable rivers. In addition, with respect to the Alabama and Illinois locations, the synthetic fuel operation has long-term coal purchase agreements with the owners of the adjacent coal mines and long-term synthetic fuel sales contracts with a number of major utilities, including the Tennessee Valley Authority and Alabama Power Company. These contracts ensure that the operation has long-term agreements to purchase coal and sell synthetic fuel through 2007, covering approximately 80 percent of the productive capacity of the Facilities at those locations. From time to time, the synthetic fuel operation supplements these base contracts, as opportunities arise, by entering into spot contracts to buy coal from these or other coal mines and sell synthetic fuel to these or different end users. We expect to negotiate similar site lease, coal purchase and synthetic fuel sales contracts for the Indiana site. The long-term contracts can generally be canceled by us in the event that we choose not to operate the Facilities or that the synthetic fuel produced at the Facilities does not qualify for tax credits under Section 29.

Although we anticipate that the coal mines adjacent to the synthetic fuel operation’s production sites will be able to fulfill the Facilities’ requirements for feedstock coal, if our feedstock suppliers become unable to supply the Facilities with enough coal to satisfy our requirements for any reason, we would have to curtail production, which would have a negative impact on our results of operations, or negotiate new coal supply agreements with third parties, which might not be available on similar terms. In addition, the synthetic fuel operation has synthetic fuel sale contracts with approximately a dozen customers, a number of whom have contracted to purchase in excess of 10 percent of the productive capacity at our Alabama and Illinois locations. Although we expect that those customers could be replaced by other purchasers, we cannot assure that we would be able to enter into replacement contracts on equivalent terms. As a result, the failure by one or more of those customers to perform their purchase obligations under those sale contracts could have a material adverse effect on the synthetic fuel operation.

The synthetic fuel operation has a long-term operations and maintenance agreement with an experienced manager of synthetic fuel facilities. This manager is responsible for staffing the Facilities, operating and maintaining the machinery and conducting routine maintenance on behalf of the synthetic fuel operation.

Finally, the synthetic fuel operation has a long-term license and binder purchase agreement with Headwaters Incorporated, which permits the operation to utilize a carboxylated polystyrene copolymer emulsion patented by Headwaters and manufactured by Dow Chemical that is mixed with coal to produce a qualified synthetic fuel.

As discussed in greater detail below in Footnote 17, “Contingencies,” under the heading “Synthetic Fuel,” the tax credits available under Section 29 for the production and sale of synthetic fuel in any given year are phased out if oil prices in that year are above certain thresholds. As a result of high oil prices in the first several weeks of 2006, the synthetic fuel operation elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006, we restarted production and have taken steps to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006 as a result of high oil prices. We will continue to monitor the situation, and if circumstances warrant, we may again elect to suspend production in the future.

Our Investment

We acquired our initial interest in SAFE I and SAFE II from PacifiCorp Financial Services (“PacifiCorp”) in October 2001 for $46 million in cash, and we began operating the Facilities in the first quarter of 2002. We also make annual payments to PacifiCorp based on the amount of tax credits produced, up to a certain threshold. On June 21, 2003, we sold an approximately 50 percent ownership interest in both SAFE I and SAFE II. We received cash and promissory notes totaling $25 million at closing, and we receive additional proceeds based on the actual amount of tax credits allocated to the purchaser.

As a result of a put option associated with the June 21, 2003 sale of a 50 percent ownership interest, we consolidated the two synthetic fuel joint ventures from that date through November 6, 2003. Effective November 7, 2003, because the put option was voided, we began accounting for the synthetic fuel joint ventures using the equity method of accounting. Beginning March 26, 2004, as a result of adopting FIN 46(R), “Consolidation of Variable Interest Entities,” we have again consolidated the synthetic fuel joint ventures, and we reflect our partner’s share of the operating losses as minority interest.

On October 6, 2004, we entered into amendment agreements with our synthetic fuel partner that resulted in a shift in the allocation of tax credits between us. Our partner increased its allocation of tax credits generated by the SAFE I synthetic fuel facility from approximately 50 percent to 90 percent through March 31, 2005, and paid a higher price per tax credit to us for that additional share of tax credits. Effective April 1, 2005, our partner’s share of the tax credits from SAFE I returned to approximately 50 percent. Also on October 6, 2004, our partner reduced its allocation of tax credits generated by the three SAFE II synthetic fuel facilities from approximately 50 percent to roughly 8 percent through December 31, 2004 and to 1 percent from January 1, 2005 through May 31, 2005. Effective June 1, 2005, our partner’s share of the tax credits from the SAFE II facilities returned to approximately 50 percent.

In the 2005 third quarter, we entered into another amendment agreement with our synthetic fuel partner that gave our partner the right to have its approximately 50 percent ownership interest in SAFE II redeemed on November 30, 2005, or December 31, 2005. Our partner exercised the option to have its interest in SAFE II redeemed effective on December 31, 2005, subsequent to our 2005 fiscal year-end. As a result, we now own all of the interests in SAFE II. In consideration for the redeemed interest, we forgave the remaining outstanding promissory note balance of approximately $8 million related to our partner’s initial purchase of the interest in SAFE II and our partner was relieved of the obligation to make further earn-out payments with respect to SAFE II for periods after December 31, 2005. On that date, we eliminated our partner’s minority interest in SAFE II which was $7 million.

As a result of the redemption of our partner’s interest in SAFE II, with respect to the period beginning January 1, 2006, we will be allocated 100 percent of the operating losses associated with the Facilities owned by SAFE II, we will receive 100 percent of the tax credits generated by those Facilities, and production decisions with respect to those Facilities will be made based on our 100 percent ownership.

Internal Revenue Service Determinations

On November 7, 2003, the United States Internal Revenue Service (“IRS”) issued private letter rulings to the synthetic fuel joint ventures confirming that the synthetic fuel produced by the Facilities is a “qualified fuel” under Section 29 and that the resulting tax credit may be allocated among the members of the synthetic fuel joint ventures.

In July 2004, IRS field auditors issued a notice of proposed adjustment and later a Summary Report to PacifiCorp that included a challenge to the placed-in-service dates of the three SAFE II synthetic fuel facilities. One of the conditions to qualify for tax credits under Section 29 of the Internal Revenue Code is that the production facility must have been placed in service before July 1, 1998. On June 7, 2005, the IRS National Office issued a Technical Advice Memorandum confirming that the three SAFE II synthetic fuel facilities that were under IRS review met the placed-in-service requirement under Section 29 of the Internal Revenue Code.

3.	DISCONTINUED OPERATIONS

Senior Living Services

Late in 2002, we entered into a definitive agreement to sell our senior living management business to Sunrise Senior Living, Inc. (“Sunrise”) and to sell nine senior living communities to CNL Retirement Properties, Inc. (“CNL”) and recorded an after-tax charge of $131 million. We completed the sales to Sunrise and CNL, in addition to the related sale of a parcel of land to Sunrise in March 2003, for $266 million. Late in 2002 we also purchased 14 senior living communities for approximately $15 million in cash, plus the assumption of $227 million in debt, from an unrelated owner. We had previously agreed to provide a form of credit enhancement on the outstanding debt related to these communities. Management approved and committed to a plan to sell these communities within 12 months. As part of that plan, on March 31, 2003, we acquired all of the subordinated credit-enhanced mortgage securities relating to the 14 communities in a transaction in which we issued $46 million of unsecured Marriott International, Inc. notes, due April 2004. In the 2003 third quarter, we sold the 14 communities to CNL for approximately $184 million. We provided a $92 million acquisition loan to CNL in connection with the sale. Sunrise currently operates, and will continue to operate, the 14 communities under long-term management agreements. We recorded after-tax gains of $19 million in 2003 in connection with these transactions, and we recorded after-tax income from operations of $7 million in 2003 associated with our discontinued senior living services business.

Distribution Services

In 2005 and 2004, we had income, net of tax, of $1 million and $2 million, respectively, associated with the distribution services business we exited in 2002.

4.	INCOME TAXES

Total deferred tax assets and liabilities as of year-end 2005, and year-end 2004, were as follows:

($ in millions)	2005	2004
Deferred tax assets	$932	$834
Deferred tax liabilities	(167)	(275)

Net deferred taxes	$765	$559

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of deferred tax assets and liabilities as of year-end 2005, and year-end 2004, were as follows:

($ in millions)	2005	2004
Self-insurance	$33	$24
Employee benefits	232	194
Deferred income	42	35
Other reserves	64	78
Frequent guest program	94	65
Tax credits (primarily associated with synthetic fuel)	345	269
Net operating loss carry-forwards	81	51
Timeshare financing	(25)	(22)
Property, equipment and intangible assets	(50)	(123)
Other, net	(25)	3

Deferred taxes	791	574
Less: valuation allowance	(26)	(15)

Net deferred taxes	$765	$559

At year-end 2005, we had approximately $68 million of tax credits that expire through 2025, $277 million of tax credits that do not expire and $291 million of net operating losses, of which $104 million expire through 2024. The valuation allowance related to foreign net operating losses increased as a result of additional losses that we believe may not be realized, partially offset by additional valuation allowance reversals.

We have made no provision for U.S. income taxes or additional foreign taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($431 million as of year-end 2005) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sold our interests in the affiliates. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings. We conduct business in countries that grant a “holiday” from income taxes for a 10 year period. The holidays expire through 2014. The aggregate amount of taxes not incurred due to tax “holidays” is $56 million ($0.24 per diluted share).

On October 22, 2004, the American Jobs Creation Act (the “Jobs Act”) was signed into law. The Jobs Act included a special one-time dividends received deduction of 85 percent of certain foreign earnings that are repatriated to the United States, as defined in the Jobs Act. We reviewed the effects of the repatriation provision in accordance with recently issued Treasury Department guidance, and decided not to repatriate any foreign earnings under the Jobs Act.

The (provision for) benefit from income taxes consists of:

($ in millions)	2005	2004	2003
Current - Federal	$(207)	$(153)	$5
- State	(52)	(34)	(28)
- Foreign	(35)	(29)	(25)

	(294)	(216)	(48)

Deferred - Federal	173	90	73
- State	19	5	2
- Foreign	8	21	16

	200	116	91

	$(94)	$(100)	$43

The current tax provision does not reflect the benefits attributable to us relating to the exercise of employee stock options of $87 million in 2005, $79 million in 2004 and $40 million in 2003. Included in the above amounts are tax credits of $172 million in 2005, $148 million in 2004, and $214 million in 2003. The taxes applicable to other comprehensive income are not material.

A reconciliation of the U.S. statutory tax rate to our effective income tax rate for continuing operations follows:

	2005	2004	2003
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	3.0	2.9	3.8
Minority interest	2.3	2.4	—
Reduction in deferred taxes	—	2.2	—
Change in valuation allowance	1.6	(3.3)	(3.2)
Foreign income	(4.6)	(1.4)	(1.1)
Tax credits (primarily associated with synthetic fuel)	(24.1)	(22.6)	(43.9)
Other, net	0.1	0.1	0.6

Effective rate	13.3%	15.3%	(8.8)%

Cash paid for income taxes, net of refunds, was $182 million in 2005, $164 million in 2004 and $144 million in 2003.

5.	EARNINGS PER SHARE

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

(in millions, except per share amounts)	2005	2004	2003
Computation of Basic Earnings Per Share

Income from continuing operations	$668	$594	$476
Weighted average shares outstanding	216.4	226.6	232.5

Basic earnings per share from continuing operations	$3.09	$2.62	$2.05

Computation of Diluted Earnings Per Share

Income from continuing operations for diluted earnings per share	$668	$594	$476

Weighted average shares outstanding	216.4	226.6	232.5

Effect of dilutive securities
Employee stock option plan	9.5	8.4	6.6
Deferred stock incentive plan	3.7	4.3	4.8
Restricted stock units	1.6	0.9	0.6
Convertible debt	—	0.3	0.9

Shares for diluted earnings per share	231.2	240.5	245.4

Diluted earnings per share from continuing operations	$2.89	$2.47	$1.94

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings from continuing operations.

In accordance with FAS No. 128, “Earnings per Share,” we did not include the following stock options in our calculation of diluted earnings per share because the option exercise prices were greater than the average market price for our Class A Common Stock for the applicable period:

(a) for 2005, no stock options;

(b) for 2004, no stock options; and

(c) for 2003, 5.7 million stock options.

6.	PROPERTY AND EQUIPMENT

($ in millions)	2005	2004
Land	$259	$371
Buildings and leasehold improvements	659	642
Furniture and equipment	827	771
Timeshare properties	1,249	1,186
Construction in progress	132	100

	3,126	3,070
Accumulated depreciation	(785)	(681)

	$2,341	$2,389

We record property and equipment at cost, including interest, rent and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $30 million in 2005, $16 million in 2004, and $25 million in 2003. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor and wall coverings and paint. All repair and maintenance costs are expensed as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years). Depreciation expense totaled $156 million in 2005, $133 million in 2004, and $132 million in 2003. We amortize leasehold improvements over the shorter of the asset life or lease term.

7.	ACQUISITIONS AND DISPOSITIONS

2005 Acquisitions

During the third quarter, we purchased from CTF Holdings Ltd. and certain of its affiliates (collectively “CTF”) 13 properties (in each case through a purchase of real estate, a purchase of the entity that owned the hotel, or an assignment of CTF’s leasehold rights) and certain joint venture interests from CTF for an aggregate price of $381 million. Prior to the sale, all of the properties were operated by us or our subsidiaries.

We plan to sell eight of the properties we have purchased to date to third-party owners, and the balances related to these full-service properties are classified within the “Assets held for sale” and “Liabilities of assets held for sale” captions in our Consolidated Balance Sheet. One operating lease has terminated. We operate the four remaining properties under leases, three of which expire by 2012. Under the purchase and sale agreement we signed with CTF in the second quarter of 2005, we remain obligated to purchase two additional properties for $17 million, the acquisition of which was postponed pending receipt of certain third-party consents.

On the closing date we and CTF also modified management agreements on 29 other CTF-leased hotels, 28 located in Europe and one located in the United States. We became secondarily liable for annual rent payments for certain of these hotels when we acquired the Renaissance Hotel Group N.V. in 1997. We continue to manage 16 of these hotels under new long-term management agreements; however, due to certain provisions in the management agreements, we account for these contracts as operating leases. CTF placed approximately $89 million in trust accounts to cover possible shortfalls in cash flow necessary to meet rent payments under these leases. In turn, we released CTF from their guarantees in connection with these leases. Approximately $79 million remained in these trust accounts at the end of 2005. Our financial statements reflect us as lessee on these hotels. Minimum lease payments relating to these leases are as follows: $32 million in 2006; $33 million in 2007; $33 million in 2008; $33 million in 2009; $33 million in 2010; and $231 million thereafter, for a total of $395 million.

For the remaining 13 European leased hotels, CTF may terminate management agreements with us if and when CTF obtains releases from landlords of our back-up guarantees. Pending completion of the CTF-landlord agreements, we continue to manage these hotels under modified management agreements and remain secondarily liable under certain of these leases. CTF has made available €35 million in cash collateral in the event that we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $217 million will decline.

We also continue to manage three hotels in the United Kingdom under amended management agreements with CTF and continue to manage 14 properties in Asia on behalf of New World Development Company Limited and its affiliates. CTF’s principals are officers, directors and stockholders of New World Development Company Limited. At the closing date, the owners of the United Kingdom and Asian hotels agreed to invest $17 million to renovate those properties.

We and CTF also exchanged legal releases effective as of the closing date, and litigation and arbitration that was outstanding between the two companies and their affiliates was dismissed.

Simultaneously with the closing on the foregoing transactions, CTF also sold five properties and one minority joint venture interest to Sunstone Hotel Investors, Inc. (“Sunstone”) for $419 million, eight properties to Walton Street Capital, L.L.C. (“Walton Street”) for $578 million, and two properties to Tarsadia Hotels (“Tarsadia”) for $29 million, in each case as substitute purchasers under our purchase and sale agreement with CTF. Prior to consummation of the sales, we also operated all of these properties. At closing, Walton Street and Sunstone entered into new long-term management agreements with us and agreed to invest a combined $68 million to further upgrade the 13 properties they acquired. The two properties purchased by Tarsadia are being operated under short-term management and franchise agreements.

When we signed the purchase and sale agreement for the foregoing transactions in the 2005 second quarter, we recorded a $94 million pre-tax charge primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of the existing management agreements for properties involved in these transactions. As described above, we entered into new long-term management agreements with CTF, Walton Street and Sunstone at the closing of the transactions, and we expect to sell most of the properties we acquired subject to long-term management agreements.

In 2005 we also purchased two full-service properties, one in Paris, France, and the other in Munich, Germany, for aggregate cash consideration of $146 million. We plan to sell these two full-service properties to third-party owners, and the balances related to these properties are classified within the “Assets held for sale” and “Liabilities of assets held for sale” line items on our Consolidated Balance Sheet.

2005 Dispositions

Late in 2005, we contributed land underlying an additional nine Courtyard hotels, worth approximately $40 million, to CBM Land Joint Venture limited partnership (“CBM Land JV”), a joint venture the majority of which is owned by Sarofim Realty Advisors (“Sarofim”) on behalf of an institutional investor, thereby obtaining a 23 percent equity stake in CBM Land JV. At the same time we completed the sale of a portfolio of land underlying 75 Courtyard by Marriott hotels for approximately $246 million in cash to CBM Land JV. In conjunction with this transaction, we recognized a pre-tax gain of $17 million in 2005, we deferred recognition of $5 million of pre-tax gain due to our minority interest in the joint venture, and we also deferred recognition of $40 million of pre-tax gain due to contingencies in the transaction documents. As those contingencies expire in subsequent years, we will recognize additional gains.

We also sold a number of other land parcels in 2005 for $38 million in cash, net of transaction costs, and recognized pre-tax gains totaling $6 million, and we sold two minority interests in joint ventures for $14 million in cash and recognized pre-tax gains totaling $7 million.

2004 Dispositions

We sold two lodging properties for $79 million in cash, net of transaction costs, recognized pre-tax gains totaling $6 million and deferred recognition of gains totaling $1 million due to our continuing involvement with the two properties. None of the deferred gains were recognized in 2005. We accounted for both sales under the full accrual method in accordance with FAS No. 66, “Accounting for Sales of Real Estate,” and will continue to operate the properties under long-term management agreements. We also sold 30 land parcels for $55 million in cash, net of transaction costs, and we recorded pre-tax gains of $12 million.

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

2003 Dispositions

We sold three lodging properties for $138 million in cash, net of transaction costs. We accounted for the three property sales under the full accrual method in accordance with FAS No. 66, and we will continue to operate the properties under long-term management agreements. The buyer of one property leased the property for a term of 20 years to a consolidated joint venture between the buyer and us. The lease payments are fixed for the first five years and variable thereafter. Our gain on the sale of $5 million will be recognized on a straight-line basis in proportion to the gross rental charged to expense, and we recognized $1 million of pre-tax gains in each of 2003, 2004, and 2005. We recognized a $1 million gain in 2003 associated with the sale of the other two properties and there are no remaining deferred gains. During the year, we also sold three parcels of land for $10 million in cash, net of transaction costs, and recognized a pre-tax loss of $1 million. Additionally, we sold our interests in three international joint ventures for approximately $25 million and recorded pre-tax gains of approximately $21 million.

During the third quarter of 2003, we completed the sale of an approximately 50 percent interest in the synthetic fuel operation. We received cash and promissory notes totaling $25 million at closing, and we are receiving additional proceeds based on the actual amount of tax credits allocated to the purchaser. See Footnote 2, “Synthetic Fuel” for further discussion.

8.	GOODWILL AND INTANGIBLE ASSETS

($ in millions)	2005	2004
Contract acquisition costs and other	$679	$738
Accumulated amortization	(213)	(225)

	$466	$513

Goodwill	$1,052	$1,051
Accumulated amortization	(128)	(128)

	$924	$923

We capitalize costs incurred to acquire management, franchise, and license agreements that are both direct and incremental. We amortize these costs on a straight-line basis over the initial term of the agreements, typically 15 to 30 years. Amortization expense totaled $28 million in 2005, $33 million in 2004, and $28 million in 2003.

9.	MARRIOTT AND WHITBREAD JOINT VENTURE

During the 2005 second quarter we established a 50/50 joint venture with Whitbread PLC (“Whitbread”) to acquire Whitbread’s portfolio of 46 franchised Marriott and Renaissance hotels totaling over 8,000 rooms, and for us to take over management of the entire portfolio of hotels upon the transfer of the hotels to the new joint venture. Whitbread sold its interest in the 46 hotels to the joint venture for approximately £995 million. Whitbread received approximately £710 million in cash (including £620 million from senior debt proceeds) and 50 percent of the preferred and ordinary shares of the joint venture and non-voting deferred consideration shares valued at £285 million. We contributed approximately £90 million ($171 million) in the second quarter of 2005 for the remaining 50 percent of the preferred and ordinary shares of the joint venture. The joint venture is currently discussing the sale of the hotels with a potential purchaser. As the joint venture sells the hotels, our interest in the joint venture will be redeemed. The joint venture expects to sell properties in early 2006 subject to long-term management agreements with us.

10.	NOTES RECEIVABLE

($ in millions)	2005	2004
Loans to timeshare owners	$344	$315
Lodging senior loans	59	75
Lodging mezzanine and other loans	274	867

	677	1,257
Less current portion	(48)	(68)

	$629	$1,189

Amounts due within one year are classified as current assets in the caption accounts and notes receivable in the accompanying Consolidated Balance Sheet, including $33 million and $26 million, respectively, as of year-end 2005 and year-end 2004 related to the loans to timeshare owners.

Our notes receivable are due as follows: 2006 - $48 million; 2007 - $122 million; 2008 - $77 million; 2009 - $34 million; 2010 - $118 million; and $278 million thereafter. The notes receivable balance is net of unamortized discounts totaling $28 million.

At year-end 2005, our recorded investment in impaired loans was $184 million. We have a $103 million allowance for credit losses, leaving $81 million of our investment in impaired loans for which there is no related allowance for credit losses. At year-end 2004, our recorded investment in impaired loans was $181 million. During 2005 and 2004, our average investment in impaired loans totaled $182 million and $161 million, respectively.

Gains from the sale of notes receivable totaled approximately $94 million, $69 million, and $64 million during 2005, 2004, and 2003, respectively.

The following table summarizes the activity related to our notes receivable reserve for 2003, 2004, and 2005:

($ in millions)	Notes Receivable Reserve
Year-end 2002 balance	$110
Additions	15
Reversals	(8)
Write-offs	(15)
Transfers and other	28

Year-end 2003 balance	130
Additions	3
Reversals	(11)
Write-offs	(44)
Transfers and other	14

Year-end 2004 balance	92
Additions	11
Reversals	—
Write-offs	(9)
Transfers and other	9

Year-end 2005 balance	$103

11.	ASSET SECURITIZATIONS

We periodically sell, with limited recourse, through special purpose entities, notes receivable originated by our timeshare business in connection with the sale of timeshare interval, fractional, and whole ownership products. We continue to service the notes, and transfer all proceeds collected to special purpose entities. We retain servicing assets and other interests in the notes which are accounted for as residual interests. The interests are limited to the present value of cash available after paying financing expenses and program fees, and absorbing credit losses. We have included gains from the sales of timeshare notes receivable totaling $69 million in 2005 and $64 million in each of 2004 and 2003 in gains and other income in the accompanying Consolidated Statement of Income. We had residual interests of $196 million and $190 million, respectively, at year-end 2005 and year-end 2004 which are recorded in the accompanying Consolidated Balance Sheet as other long-term receivables of $125 million and $127 million, respectively, and other current assets of $71 million and $63 million, respectively.

At the date of sale and at the end of each reporting period, we estimate the fair value of residual interests, excluding servicing assets, using a discounted cash flow model. These transactions may utilize interest rate swaps to protect the net interest margin associated with the beneficial interest. We report in income changes in the fair value of residual interests, excluding servicing assets, as they are considered trading securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During 2005 and 2004, we recorded trading gains of $2 million and $3 million, respectively, and in 2003 we recorded trading losses of $7 million. We used the following key assumptions to measure the fair value of the residual interests, excluding servicing assets, at the date of sale during 2005, 2004, and 2003: average discount rate of 8.56 percent, 7.80 percent and 4.95 percent, respectively; average expected annual prepayments, including defaults, of 23.56 percent, 18.61 percent and 17.00 percent, respectively; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 79 months, 83 months and 85 months, respectively; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 38 months, 42 months and 44 months, respectively. Our key assumptions are based on experience.

We used the following key assumptions in measuring the fair value of the residual interests, excluding servicing assets, in our eight outstanding note sales at year-end 2005: an average discount rate of 8.68 percent; an average expected annual prepayment rate, including defaults, of 19.19 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 65 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults of 35 months.

At the date of sale, we measure servicing assets at their allocated previous carrying amount based on relative fair value. Servicing assets are classified as held to maturity under the provisions of FAS No. 115 and are recorded at amortized cost.

Cash flows between us and third-party purchasers during 2005, 2004, and 2003, were as follows: net proceeds to us from new timeshare note sales of $399 million, $312 million and $231 million, respectively; repurchases by us of defaulted loans (over 150 days overdue) of $23 million, $18 million and $19 million, respectively; servicing fees received by us of $4 million, $4 million and $3 million, respectively; and cash flows received from our retained interests of $85 million, $90 million and $47 million, respectively.

At year-end 2005, $961 million of principal remains outstanding in all sales in which we have a retained residual interest. Delinquencies of more than 90 days at year-end 2005, amounted to $5 million. Net of recoveries, we incurred no losses on defaulted loans that were resolved during 2005. We have been able to resell timeshare units underlying defaulted loans without incurring material losses.

We have completed a stress test on the fair value of the residual interests with the objective of measuring the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate and weighted average remaining term. The fair value of the residual interests was $196 million at year-end 2005, before any stress test changes were applied. An increase of 100 basis points in the prepayment rate would decrease the year-end valuation by $3 million, or 1.7 percent, and an increase of 200 basis points in the prepayment rate would decrease the year-end valuation by $7 million, or 3.4 percent. An increase of 100 basis points in the discount rate would decrease the year-end valuation by $4 million, or 2.1 percent, and an increase of 200 basis points in the discount rate would decrease the year-end valuation by $8 million, or 4.1 percent. A decline of two months in the weighted-average remaining term would decrease the year-end valuation by $2 million, or 1.0 percent, and a decline of four months in the weighted-average remaining term would decrease the year-end valuation by $4 million, or 2.0 percent.

12.	LONG-TERM DEBT

Our long-term debt at year-end 2005, and year-end 2004 consisted of the following:

($ in millions)	2005	2004
Senior Notes:
Series B, interest rate of 6.875%, matured November 15, 2005	$—	$200
Series C, interest rate of 7.875%, maturing September 15, 2009	76	299
Series D, interest rate of 8.125%, matured April 1, 2005	—	275
Series E, interest rate of 7.000%, maturing January 15, 2008	91	293
Series F, interest rate of 4.625%, maturing June 15, 2012	348	—
Series G, interest rate of 5.810%, maturing November 10, 2015	396	—
Commercial paper, average interest rate of 4.4% at year-end 2005	499	—
Mortgage debt, average interest rate of 7.9%, maturing May 1, 2025	171	174
Other	156	84

	1,737	1,325
Less current portion	(56)	(489)

	$1,681	$836

As of year-end 2005, all debt, other than mortgage debt and $46 million of other debt, is unsecured.

We are party to a multicurrency revolving credit agreement that provides for aggregate borrowings of $2 billion expiring in 2010, which supports our commercial paper program and letters of credit. This facility became effective on June 6, 2005, replacing two multicurrency credit agreements in the same aggregate amount which would have otherwise expired in 2006. As with the facilities it replaced, borrowings under this new facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread based on our public debt rating. Additionally, we pay annual fees on the facility at a rate also based on our public debt rating.

In the fourth quarter of 2005 we began issuing short-term commercial paper in Europe in addition to our long-standing commercial paper program in the United States. Our United States and European commercial paper issuances are subject to the availability of the commercial paper market, as we have no commitment from buyers to purchase our commercial paper. We reserve unused capacity under our credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. We classify commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis.

In June 2005, we sold $350 million aggregate principal amount of 4.625 percent Series F Notes due 2012 (the “Series F Notes”). We received net proceeds of approximately $346 million from this offering, after deducting a discount and underwriting fees, and we used these proceeds to repay commercial paper borrowings and for general corporate purposes. Interest on the Series F Notes is payable on June 15 and December 15 of each year, commencing on December 15, 2005. The Series F Notes will mature on June 15, 2012, and we may redeem the notes, in whole or in part, at any time or from time to time under the terms provided in the Form of Series F Note.

In November 2005, we offered to holders of our outstanding 7 percent Series E Notes due 2008 and to holders of our outstanding 7.875 percent Series C Notes due 2009 (collectively “Old Notes”) an opportunity to exchange into new 5.81 percent Series G Notes (the “Series G Notes”), and we issued new Series G Notes in the aggregate total of $427 million to replace Old Notes that had been validly tendered for exchange and not withdrawn, comprised of $203 million of the Series E Notes and $224 million of the Series C Notes. In addition, we paid an exchange price of $31 million ($9 million for the Series E Notes and $22 million for the Series C Notes) which was equal to the sum of the present values of the remaining scheduled payments of interest and principal on the Old Notes. Furthermore, holders who had Old Notes accepted for exchange received a cash payment of $7 million representing accrued and unpaid interest to, but not including, the settlement date.

The exchanges are not considered to be extinguishments, and accordingly, the exchange price payment, along with the existing unamortized discounts associated with the Series C Notes and Series E Notes, are being amortized as an adjustment of interest expense over the remaining term of the replacement debt instrument using the interest method. All other third-party costs related to the exchange were expensed as incurred.

Interest on the Series G Notes is payable on May 10 and November 10 of each year, beginning on May 10, 2006. The Series G Notes mature on November 10, 2015, and we may redeem the notes, in whole or in part, at any time or from time to time under the terms provided in the Form of Series G Note.

Our Series C Notes, Series E Notes, Series F Notes, and Series G Notes were all issued under an indenture with JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, dated as of November 16, 1998.

On December 8, 2005, we filed a “universal shelf” registration statement with the SEC covering an indeterminate amount of future offerings of debt securities, common stock or preferred stock, either separately or represented by warrants, depositary share, rights or purchase contracts.

We are in compliance with covenants in our loan agreements, that require the maintenance of certain financial ratios and minimum shareholders’ equity, and also include, among other things, limitations on additional indebtedness and the pledging of assets.

Aggregate debt maturities are: 2006 - $56 million; 2007 - $16 million; 2008 - $107 million; 2009 - $93 million; 2010 - $17 million and $1,448 million thereafter.

Cash paid for interest, net of amounts capitalized, was $87 million in 2005, $88 million in 2004 and $94 million in 2003.

13.	SHAREHOLDERS’ EQUITY

Eight hundred million shares of our Class A Common Stock, with a par value of $.01 per share, are authorized, and ten million shares of preferred stock, without par value, are authorized. As of the 2005 fiscal year-end, there were 205.9 million shares of our Class A Common Stock outstanding and no shares of our preferred stock were outstanding.

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

Our accumulated other comprehensive loss of $11 million and our accumulated other comprehensive income of $9 million, respectively, at year-end 2005 and year-end 2004 consist primarily of foreign currency translation adjustments.

14.	EMPLOYEE STOCK PLANS

We issue stock options, deferred shares, restricted shares and restricted stock units under our 2002 Comprehensive Stock and Cash Incentive Plan (the “Comprehensive Plan”). Under the Comprehensive Plan, we may award to participating employees (1) options to purchase our Class A Common Stock (Stock Option Program) and Supplemental Executive Stock Option awards, (2) deferred shares of our Class A Common Stock, (3) restricted shares of our Class A Common Stock, and (4) restricted stock units of our Class A Common Stock. In addition, in 2004 and 2003 we had an employee stock purchase plan (Stock Purchase Plan). In accordance with the provisions of Opinion No. 25 of the Accounting Principles Board, we recognize no compensation cost for the Stock Option Program, the Supplemental Executive Stock Option awards or the Stock Purchase Plan. We recognize compensation cost for the restricted stock, deferred shares and restricted stock unit awards. In August 2005 the Board of Directors amended the Comprehensive Plan to provide participants the ability during a limited timeframe in 2005 to elect to accelerate the schedule for distribution of certain vested deferred shares. The amendment does not alter the previously established vesting schedule. We expect to issue 3.3 million shares under the program in the first quarter of 2006.

Deferred shares granted to directors, officers and key employees under the Comprehensive Plan generally vest over 5 to 10 years in annual installments commencing one year after the date of grant. We granted seven thousand deferred shares during 2005. Compensation cost, net of tax, recognized during 2005, 2004, and 2003 was $4 million in each of 2005 and 2004, and $7 million in 2003. At year-end 2005, there was approximately $8 million in deferred compensation related to deferred shares.

We issue restricted shares under the Comprehensive Plan to officers and key employees and distribute those restricted shares over a number of years in annual installments, subject to certain prescribed conditions, including continued employment. We recognize compensation expense for the restricted shares over the restriction period equal to the fair market value of the shares on the date of issuance. We awarded no restricted shares under this plan during 2005. We recognized compensation cost, net of tax, of $3 million in 2005, $4 million in 2004, and $4 million in 2003. At year-end 2005, there was approximately $6 million in deferred compensation related to restricted shares.

We issue restricted stock units under the Comprehensive Plan to certain officers and key employees and those units vest over four years in annual installments commencing one year after the date of grant. We recognize compensation expense for the fair market value of the shares over the vesting period. Included in the 2005 and 2004 compensation costs are $34 million and $23 million, respectively, net of tax, related to the grant of approximately 1.5 million units and 1.6 million units, respectively, under the restricted stock unit plan, which was started in the first quarter of 2003. At year-end 2005, there was approximately $123 million in deferred compensation related to unit grants. Under the unit plan, fixed grants will be awarded annually to certain employees.

Under the Stock Purchase Plan in 2004 and 2003, eligible employees were able to purchase our Class A Common Stock through payroll deductions at the lower of the market value at the beginning or end of each plan year. We did not offer the Stock Purchase Plan in 2005. The plan was discontinued in 2005.

Employee stock options may be granted to officers and key employees at exercise prices equal to the market price of our Class A Common Stock on the date of grant. Nonqualified options expire 10 years after the date of grant, except those issued from 1990 through 2000, which expire 15 years after the date of the grant. Most options under the Stock Option Program are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. In February 1997, 2.2 million Supplemental Executive Stock Option awards were awarded to certain of our officers. The options vested in 2005. Six hundred thousand of these options, which have an exercise price of $25, have been exercised and 0.2 million options have been cancelled. At year-end 2005 1.4 million options remained outstanding.

For the purposes of the disclosures required by FAS No. 123, “Accounting for Stock-Based Compensation,” the fair value of each option granted during 2005, 2004, and 2003 was $26, $17, and $11, respectively. In 2004 and 2003, we estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing method. In 2005 we used a binomial method to estimate the fair value of each option granted. The assumptions for all years are noted in the following table:

	2005	2004	2003
Annual dividends	$0.36	$0.32	$0.30
Expected volatility	30%	31%	32%
Risk-free interest rate	4.1%	3.7%	3.5%
Expected life (in years)	8	7	7

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

A summary of our Stock Option Program and Supplemental Executive Stock Option awards activity during 2005, 2004 and 2003 is presented below:

	Number of Options (in millions)	Weighted Average Exercise Price
Outstanding at year-end 2002	39.4	$29
Granted during the year	4.0	30
Exercised during the year	(4.6)	22
Forfeited during the year	(0.7)	37

Outstanding at year-end 2003	38.1	29
Granted during the year	1.8	46
Exercised during the year	(7.3)	30
Forfeited during the year	(0.3)	38

Outstanding at year-end 2004	32.3	31
Granted during the year	0.7	64
Exercised during the year	(4.5)	27
Forfeited during the year	(0.1)	23

Outstanding at year-end 2005	28.4	$32

There were 24.0 million, 22.0 million and 25.1 million exercisable options under the Stock Option Program and Supplemental Executive Stock Option awards at year-end 2005, year-end 2004, and year-end 2003, respectively, with weighted average exercise prices of $31, $29 and $28, respectively.

At year-end 2005, 45.0 million shares were reserved under the Comprehensive Plan including 28.4 million shares under the Stock Option Program and Supplemental Executive Stock Option awards.

Stock options issued under the Stock Option Program and Supplemental Executive Stock Option awards outstanding at year-end 2005, were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options (in millions)	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options (in millions)	Weighted Average Exercise Price
$ 6 to 9	1.0	2	$7	1.0	$7
10 to 15	1.4	4	13	1.4	13
16 to 24	1.6	6	20	1.6	20
25 to 37	17.1	7	31	15.0	31
38 to 49	6.6	7	44	5.0	44
50 to 65	0.7	10	64	—	—

$ 6 to 65	28.4	7	$32	24.0	$31

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We believe that the fair values of current assets and current liabilities approximate their reported carrying amounts. The fair values of non-current financial assets, liabilities and derivatives are shown in the following table.

	2005		2004
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and other long-term assets	$1,374	$1,412	$1,702	$1,770

Long-term debt and other long-term liabilities	$1,636	$1,685	$848	$875

Derivative instruments	$6	$6	$—	$—

We value notes and other receivables based on the expected future cash flows discounted at risk-adjusted rates. We determine valuations for long-term debt and other long-term liabilities based on quoted market prices or expected future payments discounted at risk-adjusted rates.

16.	DERIVATIVE INSTRUMENTS

During 2003, we entered into an interest rate swap agreement under which we receive a floating rate of interest and pay a fixed rate of interest. The swap modifies our interest rate exposure by effectively converting a note receivable with a fixed rate to a floating rate. The aggregate notional amount of the swap is $92 million and it matures in 2010. The swap is classified as a fair value hedge under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and the change in the fair value of the swap, as well as the change in the fair value of the underlying note receivable, is recognized in interest income. The fair value of the swap was a $1 million asset at year-end 2005, and a $3 million liability at year-end 2004. The hedge is highly effective, and therefore, no net gain or loss was reported during 2005, 2004, and 2003.

During 2005, we entered into two interest rate swap agreements to manage the volatility of the U.S. Treasury component of the interest rate risk associated with the forecasted issuance our Series F Senior Notes and the exchange of our Series C and E Senior Notes for new Series G Senior Notes. Both swaps were designated as cash flow hedges under FAS No. 133 and were terminated upon pricing of the notes. Both swaps were highly effective in offsetting fluctuations in the U.S. Treasury component. Thus, there was no net gain or loss reported in earnings during 2005. The total amount for these swaps was recorded in other comprehensive income and was a net loss of $2 million during 2005, which will be amortized to interest expense using the interest method over the life of the notes.

At year-end 2005, we had six outstanding interest rate swap agreements to manage interest rate risk associated with the residual interests we retain in conjunction with our timeshare note sales. Historically, we were required by purchasers and/or rating agencies to utilize interest rate swaps to protect the excess spread within our sold note pools. The aggregate notional amount of the swaps is $380 million, and they expire through 2022. These swaps are not accounted for as hedges under FAS No. 133. The fair value of the swaps is a net asset of $5 million at year-end 2005, and a net asset of approximately $3 million at year-end 2004. We recorded a $2 million net gain during 2005 and 2004, and a $3 million net gain during 2003.

During 2005, 2004, and 2003, we entered into interest rate swaps to manage interest rate risk associated with forecasted timeshare note sales. During 2005, one swap was designated as a cash flow hedge under FAS No. 133 and was highly effective in offsetting interest rate fluctuations. The amount of the ineffectiveness is immaterial. The second swap entered into in 2005 did not qualify for hedge accounting. The non-qualifying swaps resulted in a loss of $3 million during 2005, a gain of $2 million during 2004 and a loss of $4 million during 2003. These amounts are included in the gains from the sales of timeshare notes receivable.

During 2005, 2004, and 2003, we entered into forward foreign exchange contracts to manage the foreign currency exposure related to certain monetary assets. The aggregate dollar equivalent of the notional amount of the contracts is $544 million at year-end 2005. The forward exchange contracts do not qualify as hedges in accordance with FAS No. 133. The fair value of the forward contracts is a liability of $2 million at year-end 2005 and zero at year-end 2004. We recorded a $26 million gain during 2005 and a $3 million and $2 million net loss during 2004 and 2003, respectively, relating to these forward foreign exchange contracts. The net gains and losses for all years were offset by income and losses recorded from translating the related monetary assets denominated in foreign currencies into U.S. dollars.

During 2005, 2004, and 2003, we entered into foreign exchange option and forward contracts to hedge the potential volatility of earnings and cash flows associated with variations in foreign exchange rates. The aggregate dollar equivalent of the notional amounts of the contracts is $27 million at year-end 2005. These contracts have terms of less than one year and are classified as cash flow hedges. Changes in their fair values are recorded as a component of other comprehensive income. The fair value of the option contracts is approximately zero at year-end 2005 and 2004. During 2004, it was determined that certain derivatives were no longer effective in offsetting the hedged item. Thus, cash flow hedge accounting treatment was discontinued and the ineffective contracts resulted in a loss of $1 million, which was reported in earnings for 2004. The remaining hedges were highly effective and there was no net gain or loss reported in earnings for 2005, 2004, and 2003. As of year-end 2005, there were no deferred gains or losses on existing contracts accumulated in other comprehensive income that we expect to reclassify into earnings over the next year.

During 2005, we entered into forward foreign exchange contracts to manage currency exchange rate volatility associated with certain investments in foreign operations. One contract was designated as a hedge in the net investment of a foreign operation under FAS No. 133. The hedge was highly effective and resulted in a $1 million net loss in the cumulative translation adjustment at year-end 2005. Certain contracts did not qualify as hedges under FAS No. 133 and resulted in a gain of $3 million for 2005. The contracts offset the losses associated with translation adjustments for various investments in foreign operations. The contracts have an aggregate dollar equivalent of the notional amounts of $229 million and a fair value of approximately zero at year-end 2005.

17.	CONTINGENCIES

Guarantees

We issue guarantees to certain lenders and hotel owners primarily to obtain long-term management contracts. The guarantees generally have a stated maximum amount of funding and a term of five years or less. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are inadequate to cover annual debt service or to repay the loan at the end of the term. The terms of the guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. We can generally recover guarantee fundings to lenders and hotel owners as loans which are generally repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. We also enter into project completion guarantees with certain lenders in conjunction with hotels and timeshare units that we or our joint venture partners are building.

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at year-end 2005, are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Future Fundings at Year-end 2005
Debt service	$81	$5
Operating profit	240	23
Project completion	26	—
Other	67	4

Total guarantees where we are the primary obligor	$414	$32

Our guarantees of $414 million listed above include $69 million for guarantees that will not be in effect until the underlying hotels open and we begin to operate the properties. Guarantees not in effect are comprised of $13 million of debt service profit guarantees and $56 million of operating profit guarantees.

In addition to the guarantees noted above, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of the actions of the other joint venture owner or our own actions.

The guarantees of $414 million in the table above also do not include $320 million of guarantees related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise is the primary obligor of the leases and a portion of the lifecare bonds, and CNL is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business in 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

Additionally, the guarantees of $414 million in the table above do not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $20 million and total remaining rent payments through the initial term plus available extensions of approximately $217 million. We are also secondarily obligated for real estate taxes and other charges associated with the leases. CTF has made available €35 million in cash collateral in the event that we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $217 million will decline. Since we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

Commitments and Letters of Credit

In addition to the guarantees noted above, as of year-end 2005, we had extended approximately $11 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $5 million by year-end 2006. We do not expect to fund the remaining $6 million of commitments, which expire as follows: $4 million within one year; and $2 million after five years. At year-end 2005, we also have commitments to invest up to $27 million of equity for minority interests in partnerships that plan to purchase both full-service and select-service hotels.

In 2005, we assigned to a third-party our previous commitment to fund up to $129 million to the Courtyard joint venture for the primary purpose of funding the costs of renovating its properties in 2005 and 2006. Under the agreement the third-party assumed the lending obligation to the venture. As of year-end 2005, we funded $1 million and the third-party funded $22 million under this loan commitment. The commitment to fund is reduced to $27 million in September 2006 and expires in December 2009. In total, we expect that no more than $104 million of the $129 million commitment will be funded, and other than the $1 million we already funded, we expect the third-party to provide all future fundings. We do not anticipate making further fundings ourselves, but remain secondarily obligated to the Courtyard joint venture if the third-party fails to fund. At year-end 2005, that secondary obligation totaled $106 million.

At year-end 2005, we also had $93 million of letters of credit outstanding on our behalf, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf at year-end 2005, totaled $546 million, the majority of which were requested by federal, state or local governments related to our timeshare and lodging operations and self-insurance programs.

Synthetic Fuel

The tax credits available under the Internal Revenue Code for the production and sale of synthetic fuels were established by Congress to encourage the development of alternative domestic energy sources. Congress deemed that the incentives provided by the tax credits would not be necessary if the price of oil increased beyond certain thresholds as prices would then provide a more natural market for these alternative fuels. As a result, the tax credits available under the Internal Revenue Code for the production and sale of synthetic fuel in any given calendar year are phased out if the Reference Price of a barrel of oil for that year falls within a specified range. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and is determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. In 2003 and 2004, the Reference Price was roughly equal to 89 percent of the average price in those years of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil. The price range within which the credit is phased out was set in 1980 and is adjusted annually for inflation. In 2004, the Reference Price phase-out range was $51.35 to $64.47. Because the Reference Price of a barrel of oil for 2004 was below that range, at $36.75, there was no reduction of the tax credits available for synthetic fuel produced and sold in 2004. Assuming a 2 percent inflation adjustment factor for 2005 and assuming that the ratio of the Reference Price to the average wellhead price of the benchmark NYMEX futures contract remains approximately the same in 2005 as it was in 2004, we currently estimate that, because the average NYMEX price for January through December 2005 was approximately $56.71, there was no reduction of the tax credits available for synthetic fuel produced and sold in 2005.

We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2006 or 2007 exceeds the applicable phase-out threshold for those years, the tax credits generated by our synthetic fuel facilities in those years could be reduced or eliminated, which would have a negative impact on our results of operations. As a result of the high oil prices in the first several weeks of 2006, the synthetic fuel operation elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006 we restarted production and have taken steps to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006 as a result of high oil prices. We will continue to monitor the situation, and if circumstances warrant, we may again elect to suspend production in the future.

See Footnote 2, “Synthetic Fuel,” earlier in this report, for additional information related to the synthetic fuel operations.

Investment in Leveraged Lease

At year-end 2005, we have a $23 million gross investment in an aircraft leveraged lease with Delta Air Lines, Inc. (“Delta”) which we acquired in 1994. The gross investment is comprised of rentals receivable and the residual value of the aircraft offset by unearned income. On September 14, 2005, Delta filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and informed us that it wishes to restructure the lease. As a result, we believe our investment is impaired, and have recorded a pre-tax charge of approximately $17 million in 2005, leaving a net exposure of $6 million.

18.	LEASES

We have summarized our future obligations under operating leases at year-end 2005, below:

Fiscal Year	($ in millions)
2006	$124
2007	132
2008	126
2009	116
2010	112
Thereafter	873

Total minimum lease payments where we are the primary obligor	$1,483

Most leases have initial terms of up to 20 years and contain one or more renewal options, generally for five- or 10-year periods. These leases provide for minimum rentals and additional rentals based on our operations of the leased property. The total minimum lease payments above include $432 million, representing obligations of consolidated subsidiaries that are non-recourse to Marriott International, Inc.

As discussed in Footnote 7, we became secondarily liable for annual rent payments for certain of these hotels when we acquired the Renaissance Hotel Group N.V. in 1997. We continue to manage 16 of these hotels under new long-term management agreements; however, due to certain provisions in the management agreements, we account for these contracts as operating leases. CTF has placed approximately $89 million in trust accounts to cover possible shortfalls in cash flow necessary to meet rent payments under these leases. In turn, we released CTF affiliates from their guarantees in connection with these leases. Approximately $79 million remained in these trust accounts at the end of 2005. Minimum lease payments relating to these leases, which are not reflected in the $1,483 million above, are as follows: $32 million in 2006, $33 million in 2007, $33 million in 2008, $33 million in 2009, $33 million in 2010, and $231 million thereafter, for a total of $395 million.

Rent expense consists of:

($ in millions)	2005	2004	2003
Minimum rentals	$211	$216	$201
Additional rentals	86	93	68

	$297	$309	$269

The totals above exclude minimum rent expenses of $8 million and additional rent expenses of $1 million, for 2003, related to the discontinued Senior Living Services business.

19.	BUSINESS SEGMENTS

We are a diversified hospitality company with operations in five business segments:

•	Full-Service Lodging, which includes Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts and Bulgari Hotels & Resorts;

•	Select-Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites;

•	Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites, Marriott ExecuStay and Marriott Executive Apartments;

•	Timeshare, which includes the development, marketing, operation and ownership of timeshare properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Marriott Grand Residence Club and Horizons by Marriott Vacation Club brands; and

•	Synthetic Fuel, which includes our interest in the operation of coal-based synthetic fuel production facilities.

In addition to the segments above, in 2002 we announced our intent to sell, and subsequently did sell, our Senior Living Services business segment and exited our Distribution Services business segment.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest income, provision for loan losses and interest expense. With the exception of the Synthetic Fuel segment, we do not allocate income taxes to our segments. As timeshare note sales are an integral part of the timeshare business we include timeshare note sale gains in our Timeshare segment results, and we allocate other gains as well as equity in earnings (losses) from our joint ventures and divisional general, administrative and other expenses to each of our segments. Unallocated corporate expenses represent that portion of our general, administrative and other expenses and equity in earnings (losses) that are not allocable to our segments.

We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels and the regulatory business environment of the brands and operations within each segment.

Revenues

($ in millions)	2005	2004	2003
Full-Service	$7,535	$6,611	$5,876
Select-Service	1,265	1,118	1,000
Extended-Stay	608	547	557
Timeshare	1,721	1,502	1,279

Total Lodging	11,129	9,778	8,712
Synthetic Fuel	421	321	302

	$11,550	$10,099	$9,014

Income from Continuing Operations

($ in millions)	2005	2004	2003
Full-Service	$474	$426	$407
Select-Service	209	140	99
Extended-Stay	65	66	47
Timeshare	271	203	149

Total Lodging financial results	1,019	835	702
Synthetic Fuel (after-tax)	125	107	96
Unallocated corporate expenses	(137)	(138)	(132)
Interest income, provision for loan losses and interest expense	(55)	55	12
Income taxes (excluding Synthetic Fuel)	(284)	(265)	(202)

	$668	$594	$476

Equity in Earnings (Losses) of Equity Method Investees

($ in millions)	2005	2004	2003
Full-Service	$39	$10	$8
Select-Service	(5)	(17)	(22)
Timeshare	1	(7)	(4)
Synthetic Fuel	—	(28)	10
Corporate	1	—	1

	$36	$(42)	$(7)

Depreciation and Amortization

($ in millions)	2005	2004	2003
Full-Service	$81	$64	$54
Select-Service	17	12	10
Extended-Stay	7	9	10
Timeshare	46	49	49

Total Lodging	151	134	123
Synthetic Fuel	10	8	8
Corporate	23	24	29

	$184	$166	$160

Assets

($ in millions)	2005	2004	2003
Full-Service	$3,754	$3,230	$3,436
Select-Service	376	817	833
Extended-Stay	237	241	286
Timeshare	2,454	2,321	2,350

Total Lodging	6,821	6,609	6,905
Synthetic Fuel	104	116	83
Corporate	1,605	1,943	1,189

	$8,530	$8,668	$8,177

Equity Method Investments

($ in millions)	2005	2004	2003
Full-Service	$171	$120	$310
Select-Service	50	77	95
Timeshare	115	31	22

Total Lodging	336	228	427
Corporate	13	21	41

	$349	$249	$468

Goodwill

($ in millions)	2005	2004	2003
Full-Service	$852	$851	$851
Select-Service	—	—	—
Extended-Stay	72	72	72
Timeshare	—	—	—

Total Lodging	$924	$923	$923

Capital Expenditures

($ in millions)	2005	2004	2003
Full-Service	$697	$95	$93
Select-Service	4	16	38
Extended-Stay	6	1	3
Timeshare	27	38	45

Total Lodging	734	150	179
Synthetic Fuel	46	—	—
Corporate	—	31	16
Discontinued Operations	—	—	15

	$780	$181	$210

Our tax provision of $94 million for 2005 includes a tax provision of $284 million before the impact of our Synthetic Fuel segment; our tax provision of $100 million for 2004 includes a tax provision of $265 million before the impact of our Synthetic Fuel segment; and our tax benefit of $43 million for 2003 includes a tax provision of $202 million before the impact of our Synthetic Fuel segment.

Segment expenses include selling expenses directly related to the operations of the businesses, aggregating $577 million in 2005, $454 million in 2004 and $452 million in 2003. Approximately 95 percent, 94 percent, and 95 percent for 2005, 2004, and 2003, respectively, of the selling expenses are related to our Timeshare segment.

The consolidated financial statements include the following related to international operations (which are predominately related to our Full-Service segment): Revenues of $1,109 million in 2005, $968 million in 2004, and $711 million in 2003; Lodging financial results of $192 million in 2005 (36 percent from Asia, 31 percent from the Americas excluding the U.S., 15 percent from the United Kingdom, 8 percent from Europe, 7 percent from the Middle East and Africa, and 3 percent from Australia), $140 million in 2004 and $102 million in 2003; and fixed assets of $767 million in 2005, $358 million in 2004 and $336 million in 2003. No individual country, other than the United States, constitutes a material portion of our revenues, financial results or fixed assets.

20.	VARIABLE INTEREST ENTITIES

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

As a result of adopting FIN 46(R), we consolidated our two synthetic fuel joint ventures as of March 26, 2004. At year-end 2005, the ventures had working capital of $25 million, and the book value of the synthetic fuel facilities was $19 million. The ventures have no long-term debt. See Footnote 2, “Synthetic Fuel,” of the Notes to Consolidated Financial Statements for additional disclosure related to our synthetic fuel operation, including the nature, purpose and size of the two synthetic fuel joint ventures, as well as the nature of our involvement and the timing of when our involvement began.

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

We have one other significant interest in an entity that is a variable interest entity under FIN 46(R). In February 2001, we entered into a shareholders’ agreement with an unrelated third party to form a joint venture to own and lease luxury hotels to be managed by us. In February 2002, the joint venture signed its first lease with a third-party landlord. We hold 35 percent of the equity and 65 percent of the debt. In addition, each equity partner entered into various guarantees with the landlord to guarantee lease payments. Our maximum exposure to loss is $15 million. We do not consolidate the joint venture since we do not bear the majority of the expected losses or expected residual returns.

In conjunction with the transaction with CTF described more fully in Footnote 7, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions” we manage 15 hotels on behalf of four tenant entities 100 percent owned by CTF, which lease the 15 hotels from third-party owners. The entities have minimal equity and minimal assets comprised of hotel working capital. CTF has placed money in a trust account to cover cash flow shortfalls and to meet rent payments. At year-end 2005, the trust account held approximately $51 million. The entities are variable interest entities under FIN 46(R). We do not consolidate the entities as we do not bear the majority of the expected losses. We are liable for rent payments for nine of the 15 hotels in the event that there is a cash flow shortfall and there is no money left in the trust. Future minimum lease payments through the end of the lease term for these nine hotels total approximately $143 million. In addition, we have guaranteed to CTF that we will fund rent shortfalls for the remaining six hotels of up to $36 million.

We also manage one hotel on behalf of a tenant entity 100 percent owned by CTF, which leases the hotel from a third-party owner. The entity has minimal equity and minimal assets comprised of hotel working capital. CTF has placed money in a trust account to cover cash flow shortfalls and to meet rent payments. At year-end 2005, there is approximately $28 million in the trust. The entity is a variable interest entity under FIN 46(R). We consolidate the entity as we bear the majority of the expected losses. We are liable for rent payments for this hotel in the event that there is a cash flow shortfall and there is not money left in the trust. Future minimum lease payments through the end of the lease term total $216 million.

As described in Footnote 9, “Marriott and Whitbread Joint Venture,” in the 2005 second quarter we formed a joint venture with Whitbread for the purpose of acquiring a portfolio of 46 hotels from Whitbread to be managed by us. The joint venture is a variable interest entity under FIN 46(R). The purchase price of the portfolio was approximately £995 million. As of the end of our 2005 fourth quarter, our maximum exposure to loss from our investment in this joint venture is $161 million. We do not consolidate the joint venture since we do not bear the majority of the expected losses or expected residual returns.

21.	RELATED PARTY TRANSACTIONS

We have equity method investments in entities that own properties where we provide management and/or franchise services and receive a fee. In addition, in some cases we provide loans, preferred equity or guarantees to these entities. Our ownership interest in these equity method investments generally varies from 10 to 50 percent.

The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

($ in millions)	2005	2004	2003
Base management fees	$83	$72	$56
Incentive management fees	14	8	4
Cost reimbursements	936	802	699
Owned, leased, corporate housing and other revenue	22	29	28

Total revenue	$1,055	$911	$787

General, administrative and other	$(19)	$(33)	$(11)
Reimbursed costs	(936)	(802)	(699)
Gains and other income	54	19	21
Interest income	31	74	77
Reversal of (provision for) loan losses	—	3	(2)
Equity in (losses) earnings – Synthetic fuel	—	(28)	10
Equity in earnings (losses) – Other	36	(14)	(17)

Balance Sheet Data

($ in millions)	2005	2004
Current assets - accounts and notes receivable	$48	$72
Contract acquisition costs	26	24
Cost method investments	121	—
Equity method investments	349	249
Loans to equity method investees	36	526
Other long-term receivables	—	3
Other long-term assets	166	38
Long-term deferred tax assets, net	19	17

Current liabilities:
Accounts payable	(2)	(3)
Other payables and accruals	(45)	(4)
Other long-term liabilities	(101)	(11)

Summarized information relating to the entities in which we have equity method investments is as follows:

($ in millions)	2005	2004	2003
Income Statement Summary
Sales	$1,975	$1,617	$1,487

Net income (loss)	$259	$(69)	$(102)

($ in millions)	2005	2004
Balance Sheet Summary
Assets (primarily comprised of hotel real estate managed by us)	$5,589	$3,834

Liabilities	$3,654	$3,223

22.	RELATIONSHIP WITH MAJOR CUSTOMER

As of year-end 2005, Host Marriott Corporation (“Host Marriott”) owned or leased 159 lodging properties operated by us under long-term agreements. The revenues recognized from lodging properties owned or leased by Host Marriott (which are included in our Full-Service, Select-Service, and Extended-Stay segments) for the last three fiscal years are shown in the following table:

($ in millions)	2005	2004	2003
Revenues	$2,427	$2,423	$2,357

Additionally, Host Marriott is a partner in several unconsolidated partnerships that own lodging properties operated by us under long-term agreements. As of year-end 2005, Host Marriott was affiliated with 121 such properties operated by us. The revenues associated with those properties (which are included in our Full-Service and Select-Service segments) that were recognized by the Company for the last three fiscal years are shown in the following table:

($ in millions)	2005	2004	2003
Revenues	$352	$329	$329

In December 2000, we acquired 120 Courtyard by Marriott hotels through the Courtyard joint venture, an unconsolidated joint venture with an affiliate of Host Marriott, and we and Host Marriott owned equal shares in the joint venture. Prior to the formation of the Courtyard joint venture, Host Marriott was a general partner in the unconsolidated partnerships that owned the 120 Courtyard by Marriott hotels. During the 2005 second quarter, Sarofim Realty Advisors, on behalf of an institutional investor, completed the acquisition of a 75 percent interest in the Courtyard joint venture, and we signed new long-term management agreements with the joint venture. With the addition of the new equity, our interest in the joint venture has declined to approximately 21 percent and Host Marriott’s interest declined to less than 4 percent. As part of the completed transaction, our mezzanine loan to the joint venture (including accrued interest) totaling approximately $269 million was repaid. The transaction has accelerated the pace of reinventions and upgrades at the joint venture’s 120 hotels.

QUARTERLY FINANCIAL DATA – UNAUDITED

	Fiscal Year 2005 (1),(3)
($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues(2)	$2,534	$2,661	$2,714	$3,641	$11,550

Operating income(2)	$158	$41	$135	$221	$555

Income from continuing operations	$145	$138	$148	$237	$668
Discontinued operations, after tax	—	—	1	—	1

Net income	$145	$138	$149	$237	$669

Diluted earnings per share from continuing operations	$.61	$.59	$.65	$1.07	$2.89
Diluted earnings per share from discontinued operations	—	—	—	—	—

Diluted earnings per share	$.61	$.59	$.65	$1.07	$2.89

	Fiscal Year 2004 (1),(3)
($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues(2)	$2,252	$2,402	$2,304	$3,141	$10,099

Operating income(2)	$151	$118	$99	$109	$477

Income from continuing operations	$114	$160	$132	$188	$594
Discontinued operations, after tax	—	—	1	1	2

Net income	$114	$160	$133	$189	$596

Diluted earnings per share from continuing operations	$.47	$.67	$.55	$.79	$2.47
Diluted earnings per share from discontinued operations	—	—	.01	—	.01

Diluted earnings per share	$.47	$.67	$.56	$.79	$2.48

(1)	The quarters consisted of 12 weeks, except for the fourth quarter, which consisted of 16 weeks.
(2)	Balances reflect Senior Living Services and Distribution Services businesses as discontinued operations.
(3)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

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

Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Part II, Item 8 “Financial Statements and Supplementary Data.” There were no changes in internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Items 10, 11, 12, 13, 14.

As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with the 2006 Annual Meeting of Shareholders by reference in this Form 10-K Annual Report.

ITEM 10.	We incorporate this information by reference to the “Directors Standing For Election,” “Directors Continuing In Office,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Selection of Director Nominees” sections of our Proxy Statement. We have included information regarding our executive officers and our Code of Ethics below.

ITEM 11.	We incorporate this information by reference to the “Executive Compensation” section of our Proxy Statement.

ITEM 12.	We incorporate this information by reference to the “Securities Authorized for Issuance Under Equity Compensation Plans” and the “Stock Ownership” sections of our Proxy Statement.

ITEM 13.	We incorporate this information by reference to the “Certain Relationships and Related Transactions” section of our Proxy Statement.

ITEM 14.	We incorporate this information by reference to the “Principal Independent Auditor Fee Disclosure” and the “Pre-Approval of Independent Auditor Fees and Services Policy” sections of our Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 1, 2006.

Name and Title	Age	Business Experience
J.W. Marriott, Jr. Chairman of the Board and Chief Executive Officer	73

Mr. Marriott joined Marriott Corporation (now known as Host Marriott Corporation) in 1956, became President and a director in 1964, Chief Executive Officer in 1972 and Chairman of the Board in 1985. Mr. Marriott also is a director of the Naval Academy Endowment Trust. He serves on the Board of Trustees of the National Geographic Society and The J. Willard & Alice S. Marriott Foundation and is a member of the Executive Committee of the World Travel & Tourism Council and the National Business Council. In addition, he is Chairman of the President’s Export Council, a presidential advisory committee on export trade and serves as Chairman of the Leadership Council of the Laura Bush Foundation for America’s Libraries. Mr. Marriott has served as Chairman and Chief Executive Officer of the Company since its inception, and served as Chairman and Chief Executive Officer of the company formerly known as Marriott International, Inc. (“Old MI”) (subsequently named Sodexho, Inc. and now a wholly owned subsidiary of Sodexho Alliance) from October 1993 until the Company’s spin-off from Old MI in March 1998. Mr. Marriott has served as a director of the Company since March 1998.

J.W. Marriott, Jr. is the father of John W. Marriott III, the non-employee Vice Chairman of the Company’s Board of Directors.

Simon Cooper President and Chief Operating Officer, The Ritz-Carlton Hotel Company, L.L.C.	60	Simon Cooper joined Marriott International in 1998 as President of Marriott Lodging Canada and Senior Vice President of Marriott Lodging International. In 2000, the Company added the New England Region to his Canadian responsibilities. Prior to joining Marriott, Mr. Cooper was President and Chief Operating Officer of Delta Hotels and Resorts. He is a fellow of the Board of Trustees for the Educational Institute of the American Hotel and Motel Association. Mr. Cooper was appointed to his current position in February 2001.

Edwin D. Fuller Vice President; President and Managing Director - Marriott Lodging International	60	Edwin D. Fuller joined Marriott in 1972 and held several sales positions before being appointed Vice President of Marketing in 1979. He became Regional Vice President of the Midwest Region in 1985, Regional Vice President of the Western Region in 1988, and in 1990 was promoted to Senior Vice President & Managing Director of International Lodging, with a focus on developing the international group of hotels. He was named Executive Vice President and Managing Director of International Lodging in 1994, and was promoted to his current position in 1997.

Brendan M. Keegan Vice President; Executive Vice President – Human Resources	62	Brendan M. Keegan joined Marriott Corporation in 1971 in the Corporate Organization Development Department and subsequently held several human resources positions, including Vice President of Organization Development and Executive Succession Planning. He was named Senior Vice President, Human Resources, Marriott Service Group, in 1986. Mr. Keegan was appointed to his current position of Executive Vice President of Human Resources for our worldwide human resources functions, including compensation, benefits, labor and employee relations, staffing and development, in 1997.

Name and Title	Age	Business Experience
Robert J. McCarthy President, North American Lodging Operations	52	Robert J. McCarthy was named President, North American Lodging Operations, in January 2006. From January 2003 until January 2006, Mr. McCarthy was Executive Vice President, North American Lodging Operations. He joined Marriott in 1975, became Regional Director of Sales/Marketing for Marriott Hotels Resorts & Suites in 1982, Director of Marketing for Marriott Suite Hotels/Compact Hotels in 1985, Vice President Operations and Marketing for Fairfield Inn and Courtyard in 1991, Senior Vice President for the Northeast Region for Marriott Lodging in 1995, and Executive Vice President, Operations Planning and Support for Marriott Lodging in March 2000.

Joseph Ryan Executive Vice President and General Counsel	63	Joseph Ryan joined Marriott in 1994 as Executive Vice President and General Counsel. Prior to that time, he was a partner in the law firm of O’Melveny & Myers, serving as the Managing Partner from 1993 until his departure. He joined O’Melveny & Myers in 1967 and was admitted as a partner in 1976.

William J. Shaw Director, President and Chief Operating Officer	60	William J. Shaw has served as President and Chief Operating Officer of the Company since 1997 (including service in the same capacity with Old MI until March 1998). He joined Marriott Corporation in 1974, was elected Corporate Controller in 1979 and a Corporate Vice President in 1982. In 1986, Mr. Shaw was elected Senior Vice President-Finance and Treasurer of Marriott Corporation. He was elected Chief Financial Officer and Executive Vice President of Marriott Corporation in 1988. In 1992, he was elected President of the Marriott Service Group. He also serves on the Board of Trustees of the University of Notre Dame, Suburban Hospital Foundation, the NCAA Leadership Advisory Board and the Board of the Wolf Trap Foundation for the Performing Arts. Mr. Shaw served as a director of Old MI from March 1998 through June 2001. He has served as a director of the Company since March 1997.

Arne M. Sorenson Executive Vice President, Chief Financial Officer and President - Continental European Lodging	47	Arne M. Sorenson joined Old MI in 1996 as Senior Vice President of Business Development. He was instrumental in our acquisition of the Renaissance Hotel Group in 1997. Prior to joining Marriott, he was a partner in the law firm of Latham & Watkins in Washington, D.C., where he played a key role in 1992 and 1993 in the distribution of Old MI by Marriott Corporation. Mr. Sorenson was appointed Executive Vice President and Chief Financial Officer in 1998 and assumed the additional title of President, Continental European Lodging, in January 2003.

James M. Sullivan Executive Vice President - Lodging Development	62	James M. Sullivan joined Marriott Corporation in 1980, departed in 1983 to acquire, manage, expand and subsequently sell a successful restaurant chain, and returned to Marriott Corporation in 1986 as Vice President of Mergers and Acquisitions. Mr. Sullivan became Senior Vice President, Finance – Lodging in 1989, Senior Vice President – Lodging Development in 1990 and was appointed to his current position in 1995.

Name and Title	Age	Business Experience
Stephen P. Weisz Vice President; President – Marriott Vacation Club International	55	Stephen P. Weisz joined Marriott Corporation in 1972 and was named Regional Vice President of the Mid-Atlantic Region in 1991. Mr. Weisz had previously served as Senior Vice President of Rooms Operations before being appointed Vice President of the Revenue Management Group. Mr. Weisz became Senior Vice President of Sales and Marketing for Marriott Hotels Resorts & Suites in 1992 and Executive Vice President – Lodging Brands in 1994. Mr. Weisz was appointed to his current position in 1996.

Code of Ethics

The Company has long maintained and enforced an Ethical Conduct Policy that applies to all Marriott associates, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and to each member of our Board of Directors. We have posted our Code of Ethics (Ethical Conduct Policy), in the “Corporate Governance” section of our Investor Relations web site, http://ir.shareholder.com/mar/corporategovernance.cfm. Any future changes or amendments to our Ethical Conduct Policy, and any waiver of our Ethical Conduct Policy that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, or member of the Board of Directors, will be posted to http://ir.shareholder.com/mar/corporategovernance.cfm.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Third Amended and Restated Certificate of Incorporation of the Company.	Exhibit No. 3 to our Form 10-Q for the fiscal quarter ended June 18, 1999 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.2 to our Form 10-K for the fiscal year ended January 3, 2003 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Amended and Restated Rights Agreement dated as of August 9, 1999, with The Bank of New York, as Rights Agent.	Exhibit No. 4.1 to our Form 10-Q for the fiscal quarter ended September 10, 1999 (File No. 001-13881).

4.3	Form of Rights Certificate.	Exhibit No. 99.4 to our Form 8-A/A filed April 3, 1998 (File No. 001-13881).

4.4	Indenture dated November 16, 1998, with JPMorgan Chase Bank, N.A., as Trustee, formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year ended January 1, 1999 (File No. 001-13881).

4.5	Form of 7.875% Series C Note due 2009.	Exhibit No. 4.1 to our Form 8-K filed on September 21, 1999 (File No. 001-13881).

4.6	Form of 7.0% Series E Note due 2008.	Exhibit No. 4.1(f) to our Form S-3 filed January 17, 2001 (File No. 333-53860).

4.7	Form of 4.625% Series F Note due 2012.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2005 (File No. 001-13881).

4.8	Form of 5.81% Series G Note due 2015.	Exhibit No. 4.3 to our Form 8-K filed November 15, 2005 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
4.9

Registration Rights Agreement, dated as of November 10, 2005, among Marriott International, Inc., and Deutsche Bank Securities Inc., Barclay Capital Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (pertaining to the 5.81% Series G Notes due 2015).

Exhibit No. 4.1 to our Form 8-K filed November 15, 2005 (File No. 001-13881).

*10.1	Marriott International, Inc. Executive Officer Deferred Compensation Plan.	Exhibit No. 10.1 to our Form 10-Q for the fiscal quarter ended September 10, 2004 (File No. 001-13881).

*10.2	Marriott International, Inc. Executive Officer Incentive Plan and Executive Officer Individual Performance Plan.	Exhibit No. 10.2 to our Form 10-Q for the fiscal quarter ended September 10, 2004 (File No. 001-13881).

*10.3	2002 Comprehensive Stock and Cash Incentive Plan, as Amended and Restated effective May 6, 2005.	Exhibit No. 99 to our Form 8-K filed May 19, 2005 (File No. 001-13881).

*10.4	Second Amendment to the 2002 Comprehensive Stock and Cash Incentive Plan.	Filed with this report.

*10.5	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.	Filed with this report.

*10.6	Form of Non-Employee Director Non-Qualified Stock Option Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.	Exhibit No. 10.4 to our Form 10-Q for the fiscal quarter ended September 10, 2004 (File No. 001-13881).

*10.7	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.	Filed with this report.

*10.8	Form of Alternate Executive Restricted Stock Unit Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.	Filed with this report.

*10.9	Form of MI Shares Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.	Filed with this report.

*10.10	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.	Exhibit No. 10 to our Form 8-K filed February 6, 2006 (File No. 001-13881).

*10.11	Summary of Marriott International, Inc. Director Compensation.	Exhibit No. 10 to our Form 8-K filed December 27, 2005 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
10.12	$2.0 billion Credit Agreement dated as of June 3, 2005, with Citibank, N.A., as Administrative Agent and certain banks.	Exhibit No. 10 to our Form 8-K filed June 8, 2005 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

21	Subsidiaries of Marriott International, Inc.	Filed with this report.

23	Consent of Ernst & Young LLP.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

*	Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 2006.

MARRIOTT INTERNATIONAL, INC.

By	/s/ J.W. Marriott, Jr.
J.W. Marriott, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/ J.W. Marriott, Jr.	Chairman of the Board, Chief Executive Officer and Director
J.W. Marriott, Jr.

PRINCIPAL FINANCIAL OFFICER:

/s/ Arne M. Sorenson	Executive Vice President and Chief Financial Officer
Arne M. Sorenson

PRINCIPAL ACCOUNTING OFFICER:

/s/ Carl T. Berquist	Executive Vice President, Financial Information and Enterprise Risk Management
Carl T. Berquist

DIRECTORS:

/s/ John W. Marriott III John W. Marriott III, Vice Chairman of the Board	/s/ George Muñoz George Muñoz, Director

/s/ Richard S. Braddock Richard S. Braddock, Director	/s/ Harry J. Pearce Harry J. Pearce, Director

/s/ Lawrence W. Kellner Lawrence W. Kellner, Director	/s/ Roger W. Sant Roger W. Sant, Director

/s/ Debra L. Lee Debra L. Lee, Director	/s/ William J. Shaw William J. Shaw, Director

/s/ Floretta Dukes McKenzie Floretta Dukes McKenzie, Director	/s/ Lawrence M. Small Lawrence M. Small, Director