Form 10-Q
period 2006-03-24
MARRIOTT INTERNATIONAL INC /MD/
filed 2006-04-26
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Shares outstanding at April 14, 2006
Class A Common Stock, $0.01 par value	206,953,157

MARRIOTT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 24, 2006	March 25, 2005
REVENUES
Base management fees	$127	$111
Franchise fees	82	70
Incentive management fees	59	50
Owned, leased, corporate housing and other revenue	254	167
Timeshare interval, fractional and whole ownership sales and services	306	346
Cost reimbursements	1,820	1,682
Synthetic fuel	57	108

	2,705	2,534
OPERATING COSTS AND EXPENSES
Owned, leased and corporate housing – direct	208	145
Timeshare – direct	240	272
Reimbursed costs	1,820	1,682
General, administrative and other	150	124
Synthetic fuel	84	153

	2,502	2,376

OPERATING INCOME	203	158

Gains and other income (expense)	34	(5)
Interest expense	(27)	(24)
Interest income	11	27
Reversal of provision for loan losses (provision for loan losses)	2	(11)
Equity in losses	(3)	(5)

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	220	140
Provision for income taxes	(56)	(5)

INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	164	135
Minority interest	6	10

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	170	145
Cumulative effect of change in accounting principle, net of tax	(105)	—

NET INCOME	$65	$145

EARNINGS PER SHARE – Basic
Earnings before cumulative effect of change in accounting principle	$0.82	$0.64
Loss from cumulative effect of change in accounting principle	(0.51)	—

Earnings per share	$0.31	$0.64

EARNINGS PER SHARE – Diluted
Earnings before cumulative effect of change in accounting principle	$0.77	$0.61
Loss from cumulative effect of change in accounting principle	(0.48)	—

Earnings per share	$0.29	$0.61

DIVIDENDS DECLARED PER SHARE	$0.105	$0.085

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

($ in millions)

	March 24, 2006 (Unaudited)	December 30, 2005
ASSETS
Current assets
Cash and equivalents	$172	$203
Accounts and notes receivable	1,055	1,001
Inventory	1,138	1,164
Current deferred taxes, net	292	220
Assets held for sale	622	555
Other	182	247

	3,461	3,390

Property and equipment	1,114	1,134

Intangible assets
Goodwill	924	924
Contract acquisition costs	531	466

	1,455	1,390

Cost method investments	183	233
Equity method investments	380	349

Notes receivable
Loans to equity method investees	35	36
Loans to timeshare owners	363	311
Other notes receivable	277	282

	675	629

Other long-term receivables	168	175
Deferred taxes, net	551	545
Other	693	685

	$8,680	$8,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$12	$56
Accounts payable	672	520
Accrued payroll and benefits	425	559
Liability for guest loyalty program	321	317
Liabilities of assets held for sale	114	30
Timeshare segment deferred revenue	209	141
Other payables and accruals	479	510

	2,232	2,133

Long-term debt	1,865	1,681
Liability for guest loyalty program	784	768
Self-insurance reserves	195	180
Other long-term liabilities	560	516

Shareholders’ equity
Class A Common Stock	3	3
Additional paid-in-capital	3,369	3,564
Retained earnings	2,441	2,500
Treasury stock, at cost	(2,767)	(2,667)
Deferred compensation	—	(137)
Accumulated other comprehensive loss	(2)	(11)

	3,044	3,252

	$8,680	$8,530

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

(Unaudited)

	Twelve Weeks Ended
	March 24, 2006	March 25, 2005
OPERATING ACTIVITIES
Net income	$65	$145
Adjustments to reconcile to cash provided by (used in) operating activities:
Depreciation and amortization	40	37
Minority interest in results of synthetic fuel operation	(5)	(10)
Income taxes	(31)	(23)
Timeshare activity, net	(79)	(96)
Liability for guest loyalty program	16	35
Cumulative effect of change in accounting principle	105	—
Other	6	11
Working capital changes	(98)	(160)

Net cash provided by (used in) operating activities	19	(61)
INVESTING ACTIVITIES
Capital expenditures	(102)	(35)
Dispositions	160	15
Loan advances	(23)	(16)
Loan collections and sales	21	9
Equity and cost method investments	(71)	(1)
Other	(48)	(9)

Net cash used in investing activities	(63)	(37)
FINANCING ACTIVITIES
Commercial paper, net	205	—
Issuance of long-term debt	2	4
Repayment of long-term debt	(7)	(5)
Issuance of Class A Common Stock	73	51
Dividends paid	(21)	(19)
Purchase of treasury stock	(236)	(320)
Earn-outs paid, net	(3)	(6)

Net cash provided by (used in) financing activities	13	(295)

DECREASE IN CASH AND EQUIVALENTS	(31)	(393)
CASH AND EQUIVALENTS, beginning of period	203	770

CASH AND EQUIVALENTS, end of period	$172	$377

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements present the results of operations, financial position and cash flows of Marriott International, Inc. (together with its subsidiaries, “we,” “us,” or the “Company”).

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles. We believe the disclosures made are adequate to make the information presented not misleading. You should, however, read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005. Certain terms not otherwise defined in this quarterly report have the meanings specified in that Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates. We have reclassified certain prior year amounts to conform to our 2006 presentation. The reclassifications were primarily associated with Timeshare segment inventory which is now a component of “Current assets” in our Condensed Consolidated Balance Sheet and was previously a component of “Property and equipment.”

Our 2006 first quarter ended on March 24, 2006; our 2005 fourth quarter ended on December 30, 2005; and our 2005 first quarter ended on March 25, 2005. In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 24, 2006, and December 30, 2005, and the results of our operations for the twelve weeks ended March 24, 2006, and March 25, 2005, and cash flows for the twelve weeks ended March 24, 2006, and March 25, 2005. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

2.	New Accounting Pronouncements

Statement of Position 04-2, “Accounting for Real Estate Time-sharing Transactions”

In December 2004, the American Institute of Certified Public Accountants issued Statement of Position 04-2, “Accounting for Real Estate Time-sharing Transactions,” (the “SOP”) and the Financial Accounting Standards Board (“FASB”) amended Financial Accounting Standards (“FAS”) No. 66, “Accounting for Sales of Real Estate,” and FAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to exclude accounting for real estate time-sharing transactions from these statements. The SOP is effective for fiscal years beginning after June 15, 2005, and we adopted SOP 04-2 at the beginning of the 2006 first quarter.

Under the SOP, we charge the majority of sales and marketing costs we incur to sell timeshares to expense when incurred. We also record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time that we recognize profit on a timeshare sale. We also account for rental and other operations during holding periods as incidental operations, which requires us to record any excess profits as a reduction of inventory costs.

The initial adoption of the SOP in our 2006 first quarter, which we reported as a cumulative effect of a change in accounting principle in our Condensed Consolidated Income Statement, resulted in a one-time non-cash after-tax charge of $105 million.

Pre-tax, the charge totaled $173 million and comprised a $130 million inventory write-down, the establishment of a $25 million notes receivable reserve and an increase in current liabilities of $18 million. We estimate that the ongoing impact of adoption in subsequent periods will be immaterial.

FAS No. 123 (revised 2004), “Share-Based Payment”

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” We adopted FAS No. 123R at the beginning of our 2006 first quarter. See Footnote 11, “Share-Based Compensation,” for additional information.

3.	Synthetic Fuel

Our partner in Synthetic American Fuel Enterprises II, LLC (“SAFE II”), which owns three of our four synthetic fuel plants, exercised its option to have its interest in SAFE II redeemed effective December 31, 2005, the first day of our 2006 first quarter. As a result, we now own all of the interests in the three SAFE II production facilities. In consideration for the redeemed interest, we forgave the remaining outstanding promissory note balance of approximately $8 million related to our partner’s initial purchase of the interest in SAFE II, and our partner was relieved of the obligation to make further earn-out payments with respect to SAFE II for periods after December 31, 2005. On that date, we eliminated our partner’s minority interest in SAFE II, which was $7 million.

As a result of the redemption of our partner’s interest in SAFE II, for the period beginning January 1, 2006, we were allocated 100 percent of the operating losses associated with the facilities owned by SAFE II, received 100 percent of the tax credits generated by those facilities and made production decisions with respect to those facilities based on our 100 percent ownership.

As discussed in greater detail below in Footnote 12, “Contingencies,” under the heading “Synthetic Fuel,” the tax credits available under Section 29 of the Internal Revenue Code (“Section 29”) (redesignated as Section 45K for fiscal years 2006 and 2007) for the production and sale of synthetic fuel in any given year are phased out if oil prices in that year are above certain thresholds. As a result of high oil prices in the first several weeks of 2006, we elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006, we restarted production and took certain steps to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006 as a result of high oil prices.

Subsequent to the close of the 2006 first quarter, with oil prices averaging well above the starting point of the projected 2006 phase-out range for the first few months of the year, we suspended all production at our synthetic fuel facilities in order to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006. We will continue to monitor the situation and will revisit production levels as we move forward through the remainder of 2006.

In late February an explosion occurred at our feedstock supplier’s underground coal mine which is adjacent to our Alabama production facilities, and the mine remains closed as of the filing date of this report. Subsequent to the close of the 2006 first quarter, we decided to proceed with the relocation of one of our Alabama production facilities (the “Relocated Facility”) to a new site in Indiana. We expect that the relocation process will take between 80 and 90 days. We expect to negotiate a site lease and coal purchase agreements for the Relocated Facility with the owner of the adjacent coal mine, as well as negotiate sales contracts with synthetic fuel purchasers. We plan to enter into contracts that will generally be cancelable by us in the event that we choose not to operate the facility or that the synthetic fuel produced at the Relocated Facility does not qualify for tax credits under Section 29. If we elect to reverse the current suspension and resume production at our synthetic fuel facilities, our access to feedstock coal at the one facility which will remain in Alabama could be substantially impaired if the mine has not fully reopened.

4.	Earnings Per Share

The table below illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

(in millions, except per share amounts)	Twelve Weeks Ended
	March 24, 2006	March 25, 2005
Computation of Basic Earnings Per Share

Income before cumulative effect of change in accounting principle	$170	$145
Weighted average shares outstanding	205.8	225.5

Basic earnings per share before cumulative effect of change in accounting principle	$0.82	$0.64

Computation of Diluted Earnings Per Share

Income before cumulative effect of change in accounting principle	$170	$145

Weighted average shares outstanding	205.8	225.5

Effect of dilutive securities
Employee stock option plan	10.2	9.7
Deferred stock incentive plan	3.5	3.7
Restricted stock units	1.0	0.7

Shares for diluted earnings per share	220.5	239.6

Diluted earnings per share before cumulative effect of change in accounting principle	$0.77	$0.61

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period.

In accordance with FAS No. 128, “Earnings per Share,” we do not include the following stock options in our calculations of diluted earnings per share because the option exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended March 24, 2006, 0.1 million options; and

(b)	for the twelve-week period ended March 25, 2005, 0.4 million options.

5.	Inventory

Inventory, totaling $1,138 million and $1,164 million as of March 24, 2006, and December 30, 2005, respectively, consists primarily of Timeshare segment interval, fractional and whole ownership products totaling $1,069 million and $1,116 million as of March 24, 2006, and December 30, 2005, respectively. Inventory also includes hotel operating supplies, for the limited number of properties we own or lease, and synthetic fuel totaling $69 million and $48 million as of March 24, 2006, and December 30, 2005, respectively. We value Timeshare segment interval, fractional and whole ownership products and synthetic fuel at the lower of cost or net realizable value and generally value hotel operating supplies at the lower of cost (using the first-in, first-out method) or market.

6.	Property and Equipment

($ in millions)	March 24, 2006	December 30, 2005

Land	$268	$301
Buildings and leasehold improvements	659	659
Furniture and equipment	840	827
Construction in progress	145	132

	1,912	1,919
Accumulated depreciation	(798)	(785)

	$1,114	$1,134

We record property and equipment at cost, including interest, rent and real estate taxes incurred during development and construction. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor and wall coverings and paint. All repair and maintenance costs are expensed as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term.

7.	Acquisitions and Dispositions

2006 Acquisitions

During the 2006 first quarter, we acquired one full-service property for $130 million including aggregate cash consideration of $46 million plus the assumption of debt. We plan to sell this property to a third-party owner, and we classify the balances related to this property as “Assets held for sale” and “Liabilities of assets held for sale” on our Condensed Consolidated Balance Sheet.

2006 Dispositions

We sold one full-service property for $77 million in cash, net of transaction costs, to a third party and recognized a pre-tax gain totaling $5 million. We accounted for the sale under the full accrual method in accordance with FAS No. 66, “Accounting for Sales of Real Estate” and will continue to operate the property under a long-term management agreement. One cost method investee redeemed the preferred stock we held for $81 million in cash consideration and we recognized a $25 million pre-tax gain on the transaction.

8.	Notes Receivable

($ in millions)	March 24, 2006	December 30, 2005

Loans to timeshare owners	$400	$344
Lodging senior loans	58	59
Lodging mezzanine and other loans	271	274

	729	677
Less current portion	(54)	(48)

	$675	$629

Amounts due within one year are classified as current assets in the caption “Accounts and notes receivable” in the accompanying Condensed Consolidated Balance Sheet, including $37 million and $33 million, respectively, as of March 24, 2006, and December 30, 2005, related to the loans to Timeshare segment owners.

9.	Long-Term Debt

Our long-term debt at March 24, 2006, and December 30, 2005, consisted of the following:

($ in millions)	March 24, 2006	December 30, 2005
Senior Notes:
Series C, interest rate of 7.875%, maturing September 15, 2009	$76	$76
Series E, interest rate of 7.000%, maturing January 15, 2008	91	91
Series F, interest rate of 4.625%, maturing June 15, 2012	348	348
Series G, interest rate of 5.810%, maturing November 10, 2015	396	396
Commercial paper, average interest rate of 4.7% at March 24, 2006	705	499
Mortgage debt, average interest rate of 7.9% at March 24, 2006, maturing May 1, 2025	170	171
Other	91	156

	1,877	1,737
Less current portion	(12)	(56)

	$1,865	$1,681

As of the end of our 2006 first quarter, all debt, other than mortgage debt and $2 million of other debt, is unsecured.

We are party to a multicurrency revolving credit agreement that provides for borrowings of up to $2 billion which expires in 2010. Borrowings under the facility bear interest at the London Interbank Offered Rate (LIBOR) plus a spread, based on our public debt rating. Additionally, we pay annual fees on the facility at a rate also based on our public debt rating.

10.	Comprehensive Income and Capital Structure

Our total comprehensive income was $74 million and $143 million for the twelve weeks ended March 24, 2006, and March 25, 2005, respectively. The principal difference between net income and comprehensive income for the current year primarily relates to mark-to-market adjustments associated with available-for-sale securities, but also includes foreign currency translation adjustments. The difference between net income and comprehensive income for the prior year primarily relates to foreign currency translation adjustments.

For the twelve weeks ended March 24, 2006, approximately 1.5 million shares of our Class A Common Stock were issued as a result of exercised options. In addition, during the first quarter of 2006 we repurchased approximately 3.7 million shares of our Class A Common Stock at an average price of $67.92 per share.

11.	Share-Based Compensation

We issue stock options, share appreciation rights, deferred shares, restricted shares and restricted stock units under our 2002 Comprehensive Stock and Cash Incentive Plan (the “Comprehensive Plan”). Under the Comprehensive Plan, we may award to participating employees (1) stock options to purchase our Class A Common Stock (“Stock Option Program”), (2) share appreciation rights for our Class A Common Stock, (3) deferred shares of our Class A Common Stock, (4) restricted shares of our Class A Common Stock, and (5) restricted stock units of our Class A Common Stock.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 123 (revised 2004), “Share-Based Payment,” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation,” (FAS No. 123). FAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and amends FAS No. 95, “Statement of Cash Flows.” We adopted FAS No. 123R on the first day of our 2006 first quarter using the modified prospective method. Accordingly, we have not restated prior period amounts.

For all share-based awards granted after the date of adoption of FAS No. 123R and for the unvested portion of previously granted share-based awards that were outstanding on the date of adoption, FAS No. 123R requires that compensation costs related to our share-based payment transactions be measured at fair value on the grant date and recognized in the financial statements over the vesting period during which the employee provides service in exchange for the award.

Previously, under FAS No. 123 and APB Opinion No. 25, we accounted for our share-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25 and did not record share-based compensation costs for our Stock Option Program awards. Under FAS No. 123 and APB Opinion No. 25 we did record compensation expense totaling $8 million, net of tax, in the 2005 first quarter related to grants of our deferred shares, restricted shares and restricted stock units.

Under FAS No. 123R, we record compensation expense for the cost of stock options, share appreciation rights, deferred shares, restricted shares and restricted stock units. We recorded share-based compensation expense totaling $25 million ($16 million after-tax or $0.08 per basic share and $0.07 per diluted share) in the 2006 first quarter. Compensation costs related to unvested awards not yet recognized totaled $265 million at March 24, 2006, and the weighted average period over which the costs are expected to be recognized is 2 years.

In August 2005, the Board of Directors amended the 2002 Comprehensive Stock and Cash Incentive Plan to provide participants the ability, during a limited time frame in 2005, to elect to accelerate the schedule for distribution of certain vested deferred shares. The amendment did not alter the previously established vesting schedule. In 2005 we also changed from using the Black-Scholes option pricing method to estimate the fair value of each stock option or share appreciation right on the grant date, to using the binomial valuation method to improve the estimate of fair value.

FAS No. 123R requires that share-based compensation expense be recognized over the period from the grant date to the date on which the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). In periods prior to the adoption of FAS No. 123R, we showed share-based compensation expense in our pro forma disclosure only for option awards to retirement-eligible employees over the awards’ stated vesting period. In periods prior to the adoption of FAS No. 123R, we recorded share-based compensation expense for our other awards to retirement-eligible employees over the awards’ stated vesting period. With the adoption of FAS No. 123R, we will continue to follow the stated vesting period for the unvested portion of awards granted prior to adoption of FAS No. 123R and follow the substantive vesting period for awards granted after the adoption of FAS No. 123R.

In connection with the adoption of FAS No. 123R, we reviewed and updated, among other things, our forfeiture and volatility assumptions. Estimated volatility for 2006 was based on the historical share-price volatility for a period equal to the stock option’s or share appreciation right’s expected lives, ending on the day of grant, and calculated based on weekly data. The weighted average expected stock option or share appreciation right term for 2006 is a product of the lattice-based binomial valuation model which uses suboptimal exercise factors to calculate the expected term.

In 2005, we changed the method in which we issue share-based awards to our key employees. In prior years, share-based compensation for key employees consisted primarily of stock options. Upon consideration of several factors, we began in 2005 to award key employees a combination of stock options and restricted stock units. Therefore, this change resulted in an increase in restricted stock expense.

The adoption of FAS No. 123R in the 2006 first quarter resulted in the recognition of incremental share-based compensation costs of $9 million, before tax, a reduction in net income of $6 million (net of tax benefits of $3 million) and a reduction of both basic and diluted earnings per share of $0.03. In accordance with FAS No. 123R, we present the tax benefits resulting from the exercise of share-based awards as financing cash flows. Prior to the adoption of FAS No. 123R, we reported the tax benefits resulting from the exercise of share-based awards as operating cash flows. The adoption of FAS No. 123R resulted in a decrease in 2006 of $31 million in cash flows from operating activities and an increase of $31 million in cash flows from financing activities related to excess tax benefits from share-based awards. The aggregate amount of cash we received from the exercise of stock options granted under share-based payment arrangements was $42 million and $51 million for the first quarters of 2006 and 2005, respectively.

We estimate that the adoption of FAS No. 123R will result in total incremental pre-tax expense in fiscal year 2006 of approximately $37 million based on our current share-based payment compensation plans, assumptions reflecting currently available information, and recent interpretations related to accounting for share-based awards granted to eligible retirees.

Deferred shares granted to directors, officers and key employees under the Comprehensive Plan generally vest over five to 10 years in annual installments commencing one year after the date of grant. Our directors are generally considered employees under the provisions of FAS No. 123R. Distributed shares are issued from treasury shares. Share-based compensation expense in the 2006 first quarter associated with deferred shares was $1 million pre-tax and after-tax. At both March 24, 2006 and December 30, 2005, there was approximately $7 million and $8 million, respectively, in deferred compensation costs related to deferred shares. The weighted average remaining term was two years for deferred share grants outstanding at March 24, 2006. At December 30, 2005, there were 2.7 million deferred shares outstanding with a weighted average grant-date fair value of $24. No deferred shares were granted or forfeited during the 2006 first quarter. During the 2006 first quarter, 2.2 million deferred shares, with a weighted average grant-date fair value of $23 were distributed. At March 24, 2006, there were 0.5 million deferred shares outstanding, and the weighted average grant-date fair value of those shares was $30. The aggregate fair value of the 0.1 million deferred shares that vested during the 2006 first quarter was $5 million. The weighted average grant-date fair value of those vested shares was $38. Of the 0.5 million deferred shares outstanding at March 24, 2006, 0.3 million are unvested and have a weighted average grant-date fair value of $35.

We granted deferred stock bonus shares prior to 2001. The weighted average remaining term was three years at March 24, 2006, for 0.5 million unvested deferred stock bonus shares. Distributed shares are issued from treasury shares. At December 30, 2005, there were 2.5 million deferred stock bonus shares outstanding with a weighted average grant-date fair value of $15. No deferred stock bonus shares were granted or forfeited during the 2006 first quarter. During the 2006 first quarter, 1.4 million deferred stock bonus shares, with a weighted average grant-date fair value of $12 were distributed. At March 24, 2006, there were 1.1 million deferred stock bonus shares outstanding, and the weighted average grant-date fair value of those shares was $19. Shares vested during the 2006 first quarter totaled 0.2 million and had a weighted average grant-date fair value of $29. The aggregate fair value of deferred stock bonus shares vested during the 2006 first quarter was $10 million. Of the 1.1 million deferred stock bonus shares outstanding at March 24, 2006, 0.5 million are unvested and had a weighted average grant-date fair value of $29.

We issue restricted shares under the Comprehensive Plan to officers and key employees and distribute those restricted shares over a number of years in annual installments, subject to certain prescribed conditions, including continued employment. We recognize compensation expense for the restricted shares over the service period equal to the fair market value of the shares on the date of issuance. Share-based compensation expense in the 2006 first quarter associated with restricted shares was $1 million both pre-tax and after-tax. At March 24, 2006, and December 30, 2005, there was approximately $5 million and $6 million, respectively, in deferred compensation costs related to restricted shares. All shares under this plan were granted in prior years. Unvested shares totaled 0.3 million at December 30, 2005, and had a weighted average grant-date fair value of $35. Unvested shares totaled 0.2 million at March 24, 2006, and had a weighted average grant-date fair value of $34. During the 2006 first quarter 0.1 million shares vested and had an aggregate fair value of $5 million. The weighted average grant-date fair value of the shares that vested in 2006 was $36. No shares were forfeited during the quarter.

We issue restricted stock units under the Comprehensive Plan to certain officers and key employees and those units vest generally over four years in annual installments commencing one year after the date of grant. We recognize compensation expense for the restricted stock units over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, restricted stock units convert to shares and are distributed from treasury shares. Share-based compensation expense in the 2006 first quarter associated with restricted stock units was $17 million pre-tax ($10 million after-tax).

At March 24, 2006 and December 30, 2005, there was approximately $212 million and $123 million, respectively, in deferred compensation costs related to restricted stock units. The weighted average remaining term was two years for restricted stock unit grants outstanding at March 24, 2006. The aggregate intrinsic value of restricted stock units converted and distributed during the 2006 first quarter was $75 million. Under the unit plan, fixed grants will be awarded annually to certain employees.

Changes in our restricted stock unit grants in the first quarter of 2006 were as follows:

	Number of Restricted Stock Units (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at December 30, 2005	3.4	$50
Granted during the quarter	1.6	69
Distributed during the quarter	(1.1)	45

Outstanding at March 24, 2006	3.9	59

Employee stock options may be granted to officers and key employees at exercise prices or strike prices equal to the market price of our Class A Common Stock on the date of grant. Non-qualified options generally expire 10 years after the date of grant, except those issued from 1990 through 2000, which expire 15 years after the date of the grant. Most stock options under the Stock Option Program are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant.

Share appreciation rights may be granted to officers and key employees at exercise prices or strike prices equal to the market price of our Class A Common Stock on the date of grant. We first began issuing share appreciation rights in 2006. Share appreciation rights generally expire 10 years after the date of grant. The share appreciation rights under the Share Appreciation Right Program are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. Employees shall receive a number of shares of Common Stock of the Company equal to the number of share appreciation rights that are being exercised under such share appreciation right multiplied by the quotient of (a) the final value minus the base value, divided by (b) the final value. At the end of the 2006 first quarter, 0.2 million share appreciation rights were outstanding, all unvested, with a weighted average grant-date fair value of $25 and a weighted average exercise price of $69.

We recognized pre-tax compensation expense of $6 million in 2006 ($4 million after-tax) for our Stock Option and Share Appreciation Right Programs. At March 24, 2006, there was approximately $41 million in deferred compensation costs related to these stock options and share appreciation rights. Upon the exercise of stock options or share appreciation rights, shares are issued from treasury shares.

Changes in our Stock Option Program awards in the first quarter of 2006 were as follows:

	Number of Options (in millions)	Weighted Average Exercise Price
Outstanding at December 30, 2005	28.4	$32
Exercised during the quarter	(1.5)	28

Outstanding at March 24, 2006	26.9	33

Stock options issued under the Stock Option Program outstanding at March 24, 2006, were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Stock Options (in millions)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Stock Options (in millions)	Weighted Average Exercise Price
$ 6 to $ 9	0.8	2	$7	0.8	$7
10 to 15	1.3	4	13	1.3	13
16 to 24	1.5	5	20	1.5	20
25 to 37	16.2	7	31	15.0	31
38 to 49	6.4	8	44	5.4	44
50 to 69	0.7	9	64	0.2	64

6 to 69	26.9	7	33	24.2	31

At March 24, 2006, 39.3 million shares were reserved under the Comprehensive Plan including 27.1 million shares under the Stock Option Program and Share Appreciation Right Program.

The total intrinsic value was approximately $918 million for stock options outstanding and exercisable as of March 24, 2006, and the total intrinsic value for stock options exercised during the 2006 first quarter was approximately $61 million.

The fair value of $25 for each share appreciation right granted during 2006 was estimated on the date of grant using the binomial option valuation method. The assumptions for 2006 are noted in the following table:

2006
Annual dividends	$0.44
Expected volatility	30%
Risk-free interest rate	4.5%
Expected life (in years)	7

Estimated volatility for 2006 was based on the historical share-price volatility for a period equal to the stock option’s or share appreciation right’s expected lives, ending on the day of grant, and calculated based on weekly data. The risk-free rate is based on the 10-year U.S. Treasury spot rate at the date of grant converted to a continuously compounded rate. The weighted average expected share appreciation right term for 2006 is a product of the lattice-based binomial valuation model which uses suboptimal exercise factors to calculate the expected term. Annual dividends are assumed to grow at the rate of $0.04 annually.

Under the provisions of FAS No. 123R, the deferred compensation line on our Condensed Consolidated Balance Sheet, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented. Accordingly, in the 2006 first quarter the amount that had been on the “Deferred compensation” line was reversed through the “Additional paid-in-capital” line on our Condensed Consolidated Balance Sheet.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of FAS No. 123 to share-based employee compensation in 2005. We have included the impact of measured but unrecognized compensation costs and excess tax benefits credited to additional paid-in-capital in the calculation of diluted pro forma shares. In addition, we have included the estimated impact of reimbursements from third parties.

The reported and pro forma net income and earnings per share figures for 2006 in the table are the same because share-based compensation expense is calculated under the provisions of FAS No. 123R. The 2006 amounts are included in the table below to provide detail for comparative purposes to the 2005 amounts.

($ in millions, except per share amounts)	Twelve Weeks Ended
	March 24, 2006	March 25, 2005
Net income, as reported	$65	$145
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	16	8
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects and estimated reimbursed costs	(16)	(14)

Net income and pro forma net income	$65	$139

Earnings per share:
Basic – as reported	$0.31	$0.64

Basic – pro forma	$0.31	$0.62

Diluted – as reported	$0.29	$0.61

Diluted – pro forma	$0.29	$0.58

12.	Contingencies

Guarantees

We issue guarantees to certain lenders and hotel owners primarily to obtain long-term management contracts. The guarantees generally have a stated maximum amount of funding and a term of five years or less. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are inadequate to cover annual debt service or to repay the loan at the end of the term. The terms of the guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. Guarantee fundings to lenders and hotel owners are generally recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. We also enter into project completion guarantees with certain lenders in conjunction with hotels and Timeshare segment properties that we or our joint venture partners are building.

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at March 24, 2006, are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings at March 24, 2006
Debt service	$58	$2
Operating profit	210	19
Project completion	27	—
Other	65	4

Total guarantees where we are the primary obligor	$360	$25

Our guarantees of $360 million listed in the preceding table include $62 million for guarantees that will not be in effect until the underlying properties open and we begin to operate the properties. Of these $62 million of guarantees not in effect, $5 million are debt service guarantees and $57 million are operating profit guarantees.

The guarantees of $360 million in the preceding table do not include $310 million of guarantees related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds and CNL Retirement Properties, Inc. (“CNL”) is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business in 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

Additionally, the guarantees of $360 million in the preceding table do not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $20 million and total remaining rent payments through the initial term of approximately $212 million. CTF Holdings Ltd. (“CTF”) has made available €35 million in cash collateral in the event that we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of $212 million will decline. Since we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts, under these guarantees in the future.

In addition to the guarantees described above, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, from time to time we provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted previously, as of March 24, 2006, we had extended approximately $13 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $9 million by December 29, 2006. We do not expect to fund the remaining $4 million of commitments, which expire as follows: $2 million in one year; and $2 million after five years. At March 24, 2006, we also have commitments to invest up to $28 million of equity for minority interests in partnerships that plan to purchase both full-service and select-service hotels.

In 2005, we assigned to a third party our previous commitment to fund up to $129 million to the Courtyard joint venture for the primary purpose of funding the costs of renovating its properties in 2005 and 2006. Under the agreement, the third party assumed the lending obligation to the venture. As of March 24, 2006, we had funded $1 million, in 2005, and the third party had funded $43 million under this loan commitment. The commitment to fund will be reduced to $27 million in September 2006 and expires in December 2009. In total, we expect that no more than $101 million of the $129 million commitment will be funded and, other than the $1 million we already funded, we expect the third party to provide all fundings. Although we do not anticipate making further fundings ourselves, we remain secondarily obligated to the Courtyard joint venture if the third party fails to fund. At March 24, 2006, that secondary obligation totaled $85 million.

At March 24, 2006, we also had $97 million of letters of credit outstanding on our behalf, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of March 24, 2006, totaled $426 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment, and self-insurance programs.

Synthetic Fuel

The tax credits available under the Internal Revenue Code for the production and sale of synthetic fuels were established by Congress to encourage the development of alternative domestic energy sources. Congress deemed that the incentives provided by the tax credits would not be necessary if the price of oil increased beyond certain thresholds as prices would then provide a more natural market for these alternative fuels. As a result, the tax credits available under the Internal Revenue Code for the production and sale of synthetic fuel in any given calendar year are phased out if the Reference Price of a barrel of oil for that year falls within a specified range. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and is determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. In 2004 and 2005, the Reference Price was roughly equal to 89 percent of the average price in those years of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil. The price range within which the credit is phased out was set in 1980 and is adjusted annually for inflation. In 2005, the Reference Price phase-out range was $53.20 to $66.79. Because the Reference Price of a barrel of oil for 2005 was below that range, at $50.26, there was no reduction of the tax credits available for synthetic fuel produced and sold in 2005.

We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2006 or 2007 exceeds the applicable phase-out threshold for those years, the tax credits generated by our synthetic fuel facilities in those years could be reduced or eliminated, which would have a negative impact on our results of operations. As a result of the high oil prices in the first several weeks of 2006, we elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006, we restarted production and took certain steps to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006 as a result of high oil prices.

Subsequent to the close of the 2006 first quarter, with oil prices averaging well above the starting point of the projected 2006 phase-out range for the first few months of the year, we suspended all production at our synthetic fuel facilities in order to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006. We will continue to monitor the situation and will revisit production levels as we move forward through the remainder of 2006.

As described in Footnote 3, “Synthetic Fuel,” earlier in this report, if we elect to resume production at our synthetic fuel facilities, our access to feedstock coal at the one facility that will remain in Alabama could be substantially impaired if our feedstock supplier’s adjacent mine has not fully reopened following an underground explosion in late February 2006.

See Footnote 3, “Synthetic Fuel,” earlier in this report, for additional information related to the synthetic fuel operations.

Investment in Leveraged Lease

At March 24, 2006, we have a $23 million gross investment in an aircraft leveraged lease with Delta Air Lines, Inc. (“Delta”) which we acquired in 1994. The gross investment is comprised of rentals receivable and the residual value of the aircraft offset by unearned income. On September 14, 2005, Delta filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and informed us that it wished to restructure the lease. As a result, we believe our investment is impaired and recorded a pre-tax charge of approximately $17 million in 2005, leaving a net exposure of $6 million.

13.	Business Segments

We are a diversified hospitality company with operations in five business segments:

•	Full-Service Lodging, which includes Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts and Bulgari Hotels & Resorts;

•	Select-Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites;

•	Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites, Marriott ExecuStay and Marriott Executive Apartments;

•	Timeshare, which includes the development, marketing, operation and sale of timeshare, fractional and whole ownership properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Grand Residences by Marriott and Horizons by Marriott Vacation Club brands; and

•	Synthetic Fuel, which includes our interest in the operation of coal-based synthetic fuel production facilities.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest income, provision for loan losses and interest expense. With the exception of the Synthetic Fuel segment, we also do not allocate income taxes to our segments. As note sales are an integral part of the Timeshare segment, we include note sale gains in our Timeshare segment results, and we allocate other gains, other income, joint venture income or losses and divisional general, administrative and other expenses to each of our segments. Unallocated corporate expenses represent that portion of our general, administrative and other expenses and joint venture income or losses that are not allocable to our segments.

We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels and the regulatory business environment of the brands and operations within each segment.

($ in millions)	Twelve Weeks Ended
	March 24, 2006	March 25, 2005
Revenues
Full-Service segment	$1,842	$1,629
Select-Service segment	306	272
Extended-Stay segment	144	126
Timeshare segment	356	399

Total Lodging	2,648	2,426
Synthetic Fuel segment	57	108

	$2,705	$2,534

($ in millions)	Twelve Weeks Ended
	March 24, 2006	March 25, 2005
Income Before Cumulative Effect of Change in Accounting Principle
Full-Service segment	$189	$116
Select-Service segment	45	33
Extended-Stay segment	20	16
Timeshare segment	51	63

Total Lodging financial results	305	228
Synthetic Fuel segment (after-tax)	3	18
Unallocated corporate expenses	(39)	(26)
Interest income, provision for loan losses and interest expense	(14)	(8)
Income taxes (excluding the Synthetic Fuel segment)	(85)	(67)

	$170	$145

Equity in Earnings (Losses) of Equity Method Investees
Full-Service segment	$(1)	$2
Select-Service segment	(1)	(5)
Timeshare segment	(1)	(2)

	$(3)	$(5)

Our tax provision of $56 million for the quarter ended March 24, 2006, includes a tax benefit and tax credits totaling $29 million associated with our Synthetic Fuel segment and our tax provision of $5 million for the quarter ended March 25, 2005, includes a tax benefit and tax credits of $62 million associated with our Synthetic Fuel segment.

14.	Subsequent Events

On April 21, 2006, subsequent to the close of the 2006 first quarter, we announced the sale of our interest in the 50/50 joint venture with Whitbread PLC (“Whitbread”) which held 46 hotels consisting of more than 8,000 rooms. We expect to receive approximately £100 million (approximately $178 million) as our share of the proceeds from the sale of our interest in the joint venture. We continue to manage the hotels under the Marriott Hotels & Resorts and Renaissance Hotels & Resorts brands, pursuant to new long-term management agreements that were entered into concurrent with the sale. For additional information regarding this joint venture, see Footnote 9 “Marriott and Whitbread Joint Venture” in our 2005 Annual Report on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business and Overview,” “Liquidity and Capital Resources” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission. We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

In addition, see the “Item 1A. Risk Factors” caption in the “Part II – OTHER INFORMATION” section of this report.

BUSINESS AND OVERVIEW

During our 2006 first quarter, demand from business, group and leisure travelers continued to increase, reflecting strong preferences for our brands as favorable economic and industry trends continued. Growing demand, coupled with limited hotel supply growth has resulted in robust pricing power as evidenced by strong average daily room rate improvements. To a lesser extent, increased demand has driven occupancy improvements as well. Comparable Revenue per Available Room (“RevPAR”) for our worldwide systemwide properties increased 10.8 percent year-to-date versus the prior year. Demand for our properties is strong in most markets around the world, although Western Europe remains more of a challenge as some economies are growing slowly. For our North American properties, RevPAR increases versus the year ago quarter were particularly strong in New York, Boston, Atlanta, Chicago, Detroit, Dallas, Houston, Los Angeles and San Diego. Demand was also strong in Hawaii. Internationally, RevPAR increases in 2006 versus the year ago quarter were particularly strong in China, Brazil, Mexico, Australia and the United Kingdom. The weak U.S. dollar continues to drive international travelers into the United States.

We currently have more than 75,000 rooms in our development pipeline. Through March 24, 2006, we have opened a total of 6,827 rooms (gross) and expect to open approximately 25,000 rooms (gross) for the full 2006 year. For the first quarter of 2006, approximately 56 percent of the rooms added to our system were conversions from competitor brands and 30 percent of the rooms were located in international markets.

Our brands are strong as a result of superior customer service with an emphasis on guest satisfaction, the worldwide presence and quality of our brands, our Marriott Rewards loyalty program, an information-rich and easy-to-use web site, a multi-channel central reservations system and desired property amenities including meeting and banquet facilities, fitness centers, award winning restaurants and high speed and wireless internet access. We, along with owners and franchisees, continue to invest in our brands via both new and renovated properties, new room and public space designs, enhanced amenities and technology offerings.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks ended March 24, 2006, compared to the twelve weeks ended March 25, 2005.

Revenues

Revenues increased 7 percent to $2,705 million in the 2006 first quarter from $2,534 million in the year ago quarter, primarily as a result of strong demand for hotel rooms. Base management and franchise fees increased as a result of stronger RevPAR and unit growth. Incentive management fees, which are based on the profitability of managed hotels, improved due to stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. Year-over-year RevPAR increases were driven primarily by rate increases and to a lesser extent by occupancy improvement. In the 2006 first quarter we recognized $5 million of base management fees that were calculated based on prior period results, but not earned and due until 2006. Similarly, in 2005 we recognized $8 million of incentive management fees that were calculated based on prior period results, but not earned and due until 2005. In addition, owned and leased revenue increased significantly, primarily as a result of our purchase, in the second half of 2005, of 13 formerly managed properties from CTF Holdings Ltd. (“CTF”). See our 2005 Annual Report on Form 10-K for a complete description of the CTF transaction. Timeshare interval, fractional and whole ownership sales and services revenue declined 12 percent from the prior year largely due to limited available inventory associated with projects that sold out or are selling out faster than originally anticipated. Customer demand for our timeshare, fractional and whole ownership products remains strong. Lower synthetic fuel revenue reflected decreased production associated with plant shutdowns as described more fully in the “Synthetic Fuel” segment discussion later in this report.

The increase in total revenue includes $138 million of increased cost reimbursements revenue, to $1,820 million in the 2006 first quarter from $1,682 million in the year ago quarter. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relate, predominantly, to payroll costs at managed properties where we are the employer. As cost reimbursements revenue is recorded based upon the costs incurred with no added mark-up, this revenue and related reimbursed costs expense have no impact on either our operating income or net income. The increase in reimbursed costs is primarily attributable to the growth in the number of properties we manage. We have added 45 managed properties (5,586 rooms) to our system since the end of the 2005 first quarter, including the Whitbread PLC (“Whitbread”) properties added in the 2005 second quarter as more fully described in our 2005 Annual Report on Form 10-K.

Operating Income

Operating income increased $45 million to $203 million in the 2006 first quarter from $158 million in the year ago quarter. The increase is, in part, due to a combined base, franchise, and incentive fee increase of $37 million reflecting strong RevPAR growth, unit growth and property-level margin improvement. Stronger owned, leased, corporate housing and other revenue net of direct expenses contributed $24 million of the improvement in operating income. The increase in owned, leased, corporate housing and other revenue net of direct expenses is primarily attributable to new properties acquired in 2005 including the CTF properties as discussed in the preceding “Revenues” discussion and to the strong demand environment. Also, in the prior year, lease expense included a $6 million charge associated with the temporary closing of a property as discussed in the “Full-Service Lodging” segment discussion later in this report. Operating income also increased from the prior year period due to an $18 million lower loss generated by our Synthetic Fuel segment. In addition, in 2006 we received a $4 million fee for the termination of a hotel management agreement, offset by lower lease income as further described in the “Select-Service Lodging” segment discussion later in this report.

The favorable increases noted above were partially offset by an $8 million decline in timeshare interval, fractional and whole ownership sales and services revenue net of direct expenses, which was primarily associated with limited available inventory, constraining operating income. Higher general, administrative and other expenses of $26 million also constrained operating income and were primarily attributable to increased overhead costs related to the adoption of a new accounting standard associated with share-based compensation, the impact of expected increases in ordinary costs such as wages and benefits and higher deferred compensation expense. As discussed later in this report under the heading “FAS No. 123 (revised 2004), Share-Based Payment,” we adopted a new accounting standard in the 2006 first quarter which resulted in incremental pre-tax, general, administrative and other expense of $9 million over the year ago quarter, primarily impacting unallocated general, administrative and other expense. Of the $26 million increase in general, administrative and other expenses, $13 million was attributable to our Lodging segments while $13 million of the increase was unallocated.

Gains and Other Income

The table below shows our gains and other income for the twelve weeks ended March 24, 2006, and March 25, 2005:

($ in millions)	Twelve Weeks Ended
	March 24, 2006	March 25, 2005
Synthetic fuel earn-out payments made, net	$(4)	$(9)
Gains on sales of real estate and other	7	4
Other note sale/repayment gains	1	—
Gains and income from cost method joint ventures	30	—

	$34	$(5)

Gains and other income of $30 million in 2006 from cost method joint ventures reflects the redemption of preferred stock we held in one investee which generated a gain of $25 million and $5 million of income associated with other cost method investments.

Interest Expense

Interest expense increased $3 million (13 percent) to $27 million in the 2006 first quarter from $24 million in the year ago quarter, reflecting increased debt levels. Interest expense in 2006 reflects our June 2005 Series F Notes issuance and, versus the prior year, higher commercial paper balances coupled with higher rates. Also included within interest expense are charges of $9 million and $5 million for the first quarters of 2006 and 2005, respectively, relating to interest on accumulated cash flows from owners, in advance of our cash outflows for various programs that we operate on the owners’ behalf, including the Marriott Rewards, Gift Certificates and Self-Insurance programs. The increase over the year ago quarter is related to higher liability balances and higher interest rates. Partially offsetting these increases were interest expense declines associated with the payoff, at maturity, of our Series D Notes in April 2005 and Series B Notes in November 2005 and interest declines associated with the November 2005 exchange of our Series C and Series E Notes for Series G Notes.

Interest Income, Provision for Loan Losses and Income Tax

Interest income decreased $16 million (59 percent) to $11 million in the 2006 first quarter from $27 million in the year ago quarter, primarily reflecting the impact of loans repaid to us in 2005. Loan loss provisions for the year ago quarter reflects an $11 million loan loss provision associated with one property, while 2006 reflects a $2 million reversal of previous loan loss provisions.

Our tax provision totaled $56 million in the first quarter of 2006 compared to $5 million in the first quarter of 2005. The difference is attributable to $18 million of higher taxes in 2006 associated with higher pre-tax income from our lodging operations and $33 million of higher taxes in 2006 associated with our synthetic fuel operations which generated net tax credits of $29 million in 2006 compared to net tax credits of $62 million in 2005. As discussed in more detail in the “Synthetic Fuel” segment caption later in this report, 2006 includes a provision for a 20 percent estimated phase out of tax credits associated with the synthetic fuel operations due to high oil prices.

Equity in Losses

The $2 million improvement from a loss of $5 million in the year ago quarter to a loss of $3 million in 2006 in equity in earnings (losses) is primarily attributable to the stronger demand environment for our Courtyard Joint Venture and the mix of investments in 2006 versus the year ago quarter.

Minority Interest

Minority interest decreased from a benefit of $10 million in the first quarter of 2005 to a benefit of $6 million in the first quarter of 2006. On the first day of our 2006 fiscal year, we redeemed our partner’s interest in Synthetic American Fuel Enterprises II, LLC (“SAFE II”), which owns three of our four synthetic fuel production facilities. Accordingly, in 2006, minority interest represents only our partner’s share of the losses in Synthetic American Fuel Enterprises I, LLC (“SAFE I”), which owns one synthetic fuel production facility. For 2005, minority interest reflects our partner’s share of the synthetic fuel losses for all four production facilities. For additional information see the analysis of the results of operations for the Synthetic Fuel segment later in this report.

Income before Cumulative Effect of Change in Accounting Principle

Compared to the year ago quarter, income before cumulative effect of change in accounting principle increased $25 million (17 percent) to $170 million in the first quarter of 2006, and diluted earnings per share before cumulative effect of change in accounting principle increased $0.16 (26 percent) to $0.77. As discussed in more detail in the preceding sections beginning with “Operating Income,” the increase versus the year ago quarter is primarily due to stronger RevPAR and property-level margins, unit growth, significantly higher gains and other income primarily associated with the redemption of preferred stock in a cost method joint venture, lower loan loss provisions and higher owned, leased, corporate housing and other revenue net of direct expenses, partially offset by lower synthetic fuel segment results, lower interest income, decreased timeshare interval, fractional and whole ownership sales and services revenue net of direct expenses, increased general, administrative and other expenses and higher taxes associated with higher income before cumulative effect of change in accounting principle and before the impact of the Synthetic Fuel segment.

Cumulative Effect of a Change in Accounting Principle

In December 2004, the American Institute of Certified Public Accountants issued Statement of Position 04-2, “Accounting for Real Estate Time-sharing Transactions,” (the “SOP”) and the Financial Accounting Standards Board (“FASB”) amended Financial Accounting Standards (“FAS”) No. 66, “Accounting for Sales of Real Estate,” and FAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to exclude accounting for real estate time-sharing transactions from these statements. The SOP is effective for fiscal years beginning after June 15, 2005, and we adopted the SOP at the beginning of the 2006 first quarter.

Under the SOP, we charge the majority of the sales and marketing costs we incur to sell timeshares to expense when incurred. We also record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time that we recognize profit on a timeshare sale. We also account for rental and other operations during holding periods as incidental operations, which requires us to record any excess profits as a reduction of inventory costs.

The initial adoption of the SOP in our 2006 first quarter, which we report as a cumulative effect of a change in accounting principle in our 2006 Condensed Consolidated Income Statement, resulted in a one-time non-cash after-tax charge of $105 million. Pre-tax, the charge totaled $173 million and comprised a $130 million inventory write-down, the establishment of a $25 million notes receivable reserve and an increase in current liabilities of $18 million. We estimate that the ongoing impact of adoption in subsequent periods will be immaterial.

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

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest income, provision for loan losses and interest expense. With the exception of the Synthetic Fuel segment, we also do not allocate income taxes to our segments. As note sales are an integral part of the Timeshare segment, we include note sale gains in our Timeshare segment results, and we allocate other gains, other income, joint venture income or losses and divisional general, administrative and other expenses to each of our segments. Unallocated corporate expenses represent that portion of our general, administrative and other expenses and joint venture income or losses that are not allocable to our segments.

We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels and the regulatory business environment of the brands and operations within each segment.

($ in millions)	Twelve Weeks Ended
	March 24, 2006	March 25, 2005
Revenues
Full-Service segment	$1,842	$1,629
Select-Service segment	306	272
Extended-Stay segment	144	126
Timeshare segment	356	399

Total Lodging	2,648	2,426
Synthetic Fuel segment	57	108

	$2,705	$2,534

Income Before Cumulative Effect of Change in Accounting Principle
Full-Service segment	$189	$116
Select-Service segment	45	33
Extended-Stay segment	20	16
Timeshare segment	51	63

Total Lodging financial results	305	228
Synthetic Fuel segment (after-tax)	3	18
Unallocated corporate expenses	(39)	(26)
Interest income, provision for loan losses and interest expense	(14)	(8)
Income taxes (excluding the Synthetic Fuel segment)	(85)	(67)

	$170	$145

($ in millions)	Twelve Weeks Ended
	March 24, 2006	March 25, 2005

Equity in Earnings (Losses) of Equity Method Investees
Full-Service segment	$(1)	$2
Select-Service segment	(1)	(5)
Timeshare segment	(1)	(2)

	$(3)	$(5)

Marriott Lodging

Lodging includes our Full-Service, Select-Service, Extended-Stay and Timeshare segments. We consider Lodging revenues and Lodging financial results to be meaningful indicators of our performance because they measure our growth in profitability as a lodging company and enable investors to compare the revenues and results of our lodging operations to those of other lodging companies.

We have added 140 properties (23,913 rooms) and deflagged 21 properties (4,662 rooms) since the end of the first quarter of 2005. Most of the deflagged properties were Fairfield Inn properties.

Lodging reported financial results of $305 million in the first quarter of 2006 compared to $228 million in the first quarter of 2005 and revenues of $2,648 million in the first quarter of 2006, a 9 percent increase from revenues of $2,426 million in the first quarter of 2005. The results as compared to the year ago quarter reflect a $37 million increase (16 percent) in combined base, franchise and incentive fees, from $231 million in the first quarter of 2005 to $268 million in the first quarter of 2006, income from cost method joint ventures of $30 million (primarily associated with the redemption of our preferred stock in a cost method joint venture) versus no such income in the year ago quarter, $24 million of stronger owned, leased, corporate housing and other revenue net of direct expenses, other increased gains of $3 million and $2 million of improved equity method joint venture results, partially offset by $8 million of lower timeshare interval, fractional and whole ownership sales and services revenue net of direct expenses and $13 million of increased general, administrative and other expenses. Higher RevPAR for comparable rooms, resulting primarily from both domestic and international rate increases and new unit growth, drove the increase in base and franchise fees. Incentive management fees increased $9 million (18 percent) during the quarter, reflecting the impact of strong room rate improvement and the associated property-level margin improvement. Incentive fees for 2005 reflect $8 million of incentive fees recognized in 2005 that were calculated based on prior period results, but not earned and due until 2005. Similarly, base management fees for 2006 include $5 million of fees that were calculated based on prior period results, but not earned and due until 2006.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased and managed properties, for comparable North American properties increased 10.9 percent, and RevPAR for our comparable North American company-operated properties increased 9.6 percent. North American company-operated house profit margins improved 210 basis points versus the year ago quarter. Systemwide RevPAR for comparable international properties increased 10.3 percent and RevPAR for comparable international company-operated properties increased 9.9 percent. Worldwide RevPAR for comparable company-operated properties increased 9.7 percent while worldwide RevPAR for comparable systemwide properties increased 10.8 percent. In addition, worldwide comparable company-operated managed property-level house profit margins increased 200 basis points.

Summary of Properties by Brand. We opened 140 lodging properties (23,913 rooms) during the first quarter of 2006, while 21 hotels (4,662 rooms) exited the system, increasing our total properties to 2,767 (504,610 rooms). The table below shows properties by brand as of March 24, 2006 (excluding 1,992 rental units relating to Marriott ExecuStay):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging Segment
Marriott Hotels & Resorts	270	107,785	197	59,417
Marriott Conference Centers	14	3,606	—	—
JW Marriott Hotels & Resorts	29	13,937	5	1,265
The Ritz-Carlton	60	19,382	—	—
Renaissance Hotels & Resorts	90	33,611	46	14,603
Renaissance ClubSport	—	—	1	175
Ramada International	2	332	—	—
Bulgari Hotel & Resort	1	58	—	—
Select-Service Lodging Segment
Courtyard	308	49,482	391	51,359
Fairfield Inn	2	855	522	47,066
SpringHill Suites	23	3,581	119	13,063
Extended-Stay Lodging Segment
Residence Inn	135	18,206	361	41,196
TownePlace Suites	34	3,661	88	8,643
Marriott Executive Apartments	16	2,753	1	99
Timeshare Lodging Segment
Marriott Vacation Club International	44	9,542	—	—
The Ritz-Carlton Club	4	292	—	—
Grand Residences by Marriott	2	313	—	—
Horizons by Marriott Vacation Club International	2	328	—	—

Total	1,036	267,724	1,731	236,886

Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include the JW Marriott Hotels & Resorts and Marriott Conference Center brands. Similarly, references to Renaissance Hotels & Resorts include our Renaissance ClubSport brand.

Revenue per Available Room

We consider RevPAR to be a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. We calculate RevPAR by dividing room sales for comparable properties by room nights available to guests for the period. RevPAR may not be comparable to similarly titled measures, such as revenues.

The following tables show occupancy, average daily rate and RevPAR for each of our comparable North American principal established brands and for our international properties by either region or brand. We have not presented statistics for company-operated North American Fairfield Inn properties in these tables because we operate only a limited number of properties, as the brand is predominantly franchised and such information would not be meaningful (identified as “nm” in the tables that follow). Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties.

For North American properties the occupancy, average daily rate and RevPAR statistics used throughout this report for the twelve weeks ended March 24, 2006, include the period from December 31, 2005, through March 24, 2006, and the twelve weeks ended March 25, 2005, include the period from January 1, 2005, through March 25, 2005 (except in each case, for The Ritz-Carlton and International properties, which include only January and February).

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Twelve Weeks Ended March 24, 2006	Change vs. 2005		Twelve Weeks Ended March 24, 2006	Change vs. 2005
Marriott Hotels & Resorts (1)
Occupancy	69.5%	—	% pts.	68.8%	1.1	% pts.
Average Daily Rate	$166.76	8.1%		$154.67	8.0%
RevPAR	$115.93	8.0%		$106.36	9.7%

The Ritz-Carlton (2)
Occupancy	71.5%	4.4	% pts.	71.5%	4.4	% pts.
Average Daily Rate	$319.74	3.9%		$319.74	3.9%
RevPAR	$228.61	10.8%		$228.61	10.8%

Renaissance Hotels & Resorts
Occupancy	70.5%	2.2	% pts.	69.5%	2.3	% pts.
Average Daily Rate	$154.21	9.2%		$147.66	9.1%
RevPAR	$108.67	12.7%		$102.56	12.8%

Composite – Full-Service (3)
Occupancy	69.8%	0.6	% pts.	69.0%	1.4	% pts.
Average Daily Rate	$176.15	8.0%		$161.53	8.0%
RevPAR	$122.97	9.0%		$111.44	10.2%

Residence Inn
Occupancy	76.6%	—	% pts.	77.1%	1.3	% pts.
Average Daily Rate	$116.26	10.1%		$111.83	8.2%
RevPAR	$89.02	10.1%		$86.27	10.0%

Courtyard
Occupancy	68.3%	0.2	% pts.	69.5%	1.1	% pts.
Average Daily Rate	$118.82	11.2%		$114.86	9.5%
RevPAR	$81.20	11.5%		$79.80	11.3%

Fairfield Inn
Occupancy	nm	nm		65.9%	2.6	% pts.
Average Daily Rate	nm	nm		$79.73	9.7%
RevPAR	nm	nm		$52.57	14.3%

TownePlace Suites
Occupancy	72.2%	1.2	% pts.	72.7%	1.5	% pts.
Average Daily Rate	$77.28	11.3%		$78.71	10.6%
RevPAR	$55.81	13.1%		$57.24	13.0%

SpringHill Suites
Occupancy	68.0%	-2.1	% pts.	70.9%	1.9	% pts.
Average Daily Rate	$101.13	10.3%		$97.68	10.2%
RevPAR	$68.75	6.9%		$69.21	13.2%

Composite – Select-Service & Extended-Stay (4)
Occupancy	70.8%	—	% pts.	71.0%	1.6	% pts.
Average Daily Rate	$114.42	10.9%		$103.77	9.1%
RevPAR	$80.98	10.9%		$73.65	11.6%

Composite – All (5)
Occupancy	70.2%	0.4	% pts.	70.2%	1.5	% pts.
Average Daily Rate	$149.61	9.0%		$126.36	8.5%
RevPAR	$105.06	9.6%		$88.69	10.9%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.
(2)	Statistics for The Ritz-Carlton are for January and February.
(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.
(4)	Select-Service and Extended-Stay composite statistics include properties for the Courtyard, Residence Inn, TownePlace Suites,

Fairfield Inn and SpringHill Suites brands.

(5)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

	Comparable Company-Operated International Properties (1), (2)			Comparable Systemwide International Properties (1), (2)
	Two Months Ended February 28, 2006	Change vs. 2005		Two Months Ended February 28, 2006	Change vs. 2005
Caribbean & Latin America (3)
Occupancy	79.0%	2.8	% pts.	73.8%	3.3	% pts.
Average Daily Rate	$178.40	6.8%		$163.82	0.8%
RevPAR	$140.88	10.7%		$120.92	5.5%

Continental Europe (3)
Occupancy	60.5%	2.0	% pts.	58.5%	1.9	% pts.
Average Daily Rate	$129.40	1.2%		$130.33	2.4%
RevPAR	$78.30	4.7%		$76.21	5.8%

United Kingdom (3)
Occupancy	71.0%	2.7	% pts.	64.9%	4.4	% pts.
Average Daily Rate	$206.16	10.1%		$184.96	10.7%
RevPAR	$146.40	14.6%		$120.04	18.8%

Middle East & Africa (3)
Occupancy	64.6%	-4.9	% pts.	64.5%	-4.7	% pts.
Average Daily Rate	$149.86	15.2%		$143.02	17.0%
RevPAR	$96.83	7.1%		$92.20	9.1%

Asia Pacific (3), (4)
Occupancy	73.3%	1.8	% pts.	73.3%	1.7	% pts.
Average Daily Rate	$118.42	12.6%		$120.70	12.8%
RevPAR	$86.77	15.5%		$88.44	15.4%

The Ritz-Carlton International
Occupancy	65.9%	-3.3	% pts.	65.9%	-3.3	% pts.
Average Daily Rate	$214.74	7.8%		$214.74	7.8%
RevPAR	$141.52	2.6%		$141.52	2.6%

Total Composite International (5)
Occupancy	69.3%	1.0	% pts.	67.7%	1.4	% pts.
Average Daily Rate	$146.60	8.4%		$143.55	8.0%
RevPAR	$101.53	9.9%		$97.14	10.3%

Total Worldwide (6)
Occupancy	70.0%	0.5	% pts.	69.9%	1.5	% pts.
Average Daily Rate	$149.02	8.9%		$128.38	8.4%
RevPAR	$104.36	9.7%		$89.71	10.8%

(1)	International financial results are reported on a period-end basis, while international statistics are reported on a month-end basis.
(2)	The comparison to 2005 is on a constant dollar basis and includes results for January and February. Excludes North America (except for Worldwide).
(3)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and Courtyard brands. Does not include The Ritz-Carlton brand.
(4)	Excludes Hawaii.
(5)	Includes Hawaii.
(6)	Includes international statistics for the two calendar months ended February 28, 2006, and February 28, 2005, and North American statistics for the twelve weeks ended March 24, 2006, and March 25, 2005. Includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

Full-Service Lodging includes the Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts brands. Since the first quarter of 2005, across our Full-Service Lodging segment, we have added 36 hotels (10,193 rooms) and deflagged nine hotels (3,188 rooms).

($ in millions)	Twelve Weeks Ended
	March 24, 2006	March 25, 2005	Change
			2006/2005
Revenues	$1,842	$1,629	13%

Segment results	$189	$116	63%

Our first quarter 2006 segment results as compared to the prior year reflect a $20 million increase in base management, incentive management and franchise fees, $26 million of increased owned, leased and other revenue net of direct expenses. Incentive fees for 2005 reflect $8 million of incentive fees recognized in 2005 that were calculated based on prior period results, but not earned and due until 2005. Similarly, base management fees for 2006 include $5 million of fees that were calculated based on prior period results, but not earned and due until 2006. The increase in owned, leased, and other revenue net of direct expenses is primarily attributable to properties acquired in the 2005 third quarter, including the CTF properties as noted in the earlier “Revenues” discussion, but also includes a $4 million payment to us for the termination of a hotel management agreement. In addition, the year ago quarter included a $6 million charge for severance payments and other costs associated with the temporary closing of a leased property undergoing renovation in Ireland. The increase in fees is largely due to stronger RevPAR, driven primarily by rate increases which favorably impact property-level house profits and to the growth in the number of rooms. General, administrative and other expenses increased $6 million reflecting, among other things, the impact of expected increases in ordinary costs such as wages and benefits. Gains and other income increased $34 million in 2006 versus the prior year, primarily as a result of the redemption of preferred stock in a cost method joint venture which generated a gain of $25 million, and also included a $5 million gain associated with the sale of one property and $5 million of higher income associated with cost method investments. Equity results were $3 million lower than last year primarily as a result of the mix of investments versus the year ago quarter.

RevPAR for comparable company-operated North American full-service hotels increased 9.0 percent to $122.97. Occupancy for these hotels increased slightly to 69.8 percent, while average daily rates increased 8.0 percent to $176.15.

Financial results for our international operations were strong across most regions, generating a 9.9 percent RevPAR increase for comparable company-operated hotels. Occupancy increased approximately 1 percentage point, while average daily rates increased to $146.60. Demand was particularly strong in China, Brazil, Mexico, Australia and the United Kingdom which all had very strong RevPAR increases. Performance in Continental Europe remains mixed with strength in Eastern Europe and only modest RevPAR improvements in Germany and France.

Select-Service Lodging includes our Courtyard, Fairfield Inn and SpringHill Suites brands. Across our Select-Service Lodging segment, we have added 69 hotels (8,571 rooms) and deflagged 11 hotels (1,386 rooms) since the first quarter of 2005.

($ in millions)	Twelve Weeks Ended
	March 24, 2006	March 25, 2005	Change
			2006/2005
Revenues	$306	$272	13%

Segment results	$45	$33	36%

The $12 million increase in segment results for the quarter reflects an $11 million increase in base management, incentive management and franchise fees, $4 million of increased equity results, and $3 million of higher gains and other income, partially offset by $4 million of lower owned, leased and other revenue net of direct expenses and $3 million of higher general, administrative and other expenses. The increase in fees is largely due to higher RevPAR, driven primarily by rate increases, which impacts property-level house profits and to the growth in the number of rooms. The decrease in owned, leased and other revenue net of direct expenses reflects lower lease revenue as a result of our sale, late in 2005, of a portfolio of land underlying 75 Courtyard hotels.

Extended-Stay Lodging includes our Residence Inn, TownePlace Suites, Marriott Executive Apartments and Marriott ExecuStay brands. Since the first quarter of 2005, across our Extended-Stay Lodging segment, we have added 35 hotels (4,406 rooms) and deflagged one hotel (88 rooms).

($ in millions)	Twelve Weeks Ended
	March 24, 2006	March 25, 2005	Change
			2006/2005
Revenues	$144	$126	14%

Segment results	$20	$16	25%

Our base and incentive management fees were $1 million higher than last year while our franchise fees, principally associated with our Residence Inn brand, increased $4 million. The increase in management and franchise fees is largely due to higher RevPAR and the growth in the number of rooms. Owned, leased, corporate housing and other revenue net of direct expenses increased $2 million compared to the year ago quarter. Versus the prior year, general, administrative and other expenses were higher by $3 million.

RevPAR for Select-Service and Extended-Stay Lodging comparable company-operated North American hotels increased 10.9 percent to $80.98. Occupancy for these hotels was flat at 70.8 percent, while average daily rates increased 10.9 percent to $114.42.

Timeshare includes our Marriott Vacation Club International, The Ritz-Carlton Club, Grand Residences by Marriott and Horizons by Marriott Vacation Club brands.

($ in millions)	Twelve Weeks Ended
	March 24, 2006	March 25, 2005	Change
			2006/2005
Revenues	$356	$399	-11%

Segment results	$51	$63	-19%

Timeshare segment revenues of $356 million in 2006 and $399 million in 2005 include interval, fractional and whole ownership sales, base management fees, resort rental fees and cost reimbursements. Timeshare contract sales, including sales made by our timeshare joint venture projects, represents sales of timeshare intervals before adjustment for percentage of completion accounting. Demand for our timeshare projects continues to be strong, with projects selling out faster than anticipated. As a result, while several projects continue to experience strong demand, they offer limited or no inventory as they near or reach complete sell-out. This constraint on inventory resulted in a decline in timeshare interval, fractional and whole ownership sales and services revenue of 12 percent to $306 million in the first quarter of 2006 versus $346 million in 2005 as well as a 10 percent decrease in contract sales.

Looking ahead, four new resorts offering timeshare, fractional or whole ownership products are expected to begin sales in the second quarter of 2006. We expect that two more projects will begin sales in the second half of 2006.

The $12 million decline in segment results versus the prior year reflects an $8 million decrease in timeshare interval, fractional and whole ownership sales and services revenue net of direct expenses, primarily reflecting limited available inventory and a $4 million decline in resort rental fees. A $5 million increase in financing income in 2006 was offset by lower gains and higher general and administrative expenses.

Synthetic Fuel

The table that follows details the impact of our Synthetic Fuel segment on our continuing operations for the first quarters of 2006 and 2005. Our management evaluates the figures presented in the “Before Syn. Fuel Impact” columns because management expects the Synthetic Fuel segment will no longer have a material impact on our business after the Internal Revenue Code synthetic fuel tax credits expire at the end of 2007 and because the presentation reflects the results of our core Lodging operations. Management also believes that these presentations facilitate the comparison of our results with the results of other lodging companies. However, the figures presented in the “Before Syn. Fuel Impact” columns are non-GAAP financial measures, may be calculated and/or presented differently than presentations of other companies, and are not alternatives to operating income, total tax (provision) benefit, income from continuing operations, or any other operating measure prescribed by U.S. generally accepted accounting principles.

($ in millions)	Twelve Weeks Ended March 24, 2006			Twelve Weeks Ended March 25, 2005
	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact
Operating income (loss)	$203	$(27)	$230	$158	$(45)	$203
Gains and other income (expense)	34	(4)	38	(5)	(9)	4
Interest income, provision for loan losses and interest expense	(14)	—	(14)	(8)	—	(8)
Equity in earnings (losses)	(3)	—	(3)	(5)	—	(5)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	220	(31)	251	140	(54)	194

Tax (provision) benefit	(77)	8	(85)	(52)	15	(67)
Tax credits	21	21	—	47	47	—

Total tax (provision) benefit	(56)	29	(85)	(5)	62	(67)

Income before minority interest and cumulative effect of change in accounting principle	164	(2)	166	135	8	127
Minority interest	6	5	1	10	10	—

Income before cumulative effect of change in accounting principle	$170	$3	$167	$145	$18	$127

Our partner in Synthetic American Fuel Enterprises II, LLC (“SAFE II”), which owns three of our four synthetic fuel plants, exercised its option to have its interest in SAFE II redeemed effective December 31, 2005, the first day of our 2006 first quarter. As a result, we now own all of the interests in the three SAFE II production facilities. In consideration for the redeemed interest, we forgave the remaining outstanding promissory note balance of approximately $8 million related to our partner’s initial purchase of the interest in SAFE II, and our partner was relieved of the obligation to make further earn-out payments with respect to SAFE II for periods after December 31, 2005. On that date we eliminated our partner’s minority interest in SAFE II, which was $7 million.

As a result of the redemption of our partner’s interest in SAFE II, for the period beginning January 1, 2006, we were allocated 100 percent of the operating losses associated with the facilities owned by SAFE II, received 100 percent of the tax credits generated by those facilities and made production decisions with respect to those facilities based on our 100 percent ownership.

The tax credits available under Section 29 of the Internal Revenue Code for the production and sale of synthetic fuel in any given year are phased out if oil prices in that year are above certain thresholds. As a result of high oil prices in the first several weeks of 2006, we elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006, we restarted production and took certain steps to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006 as a result of high oil prices.

For the twelve weeks ended March 24, 2006, the synthetic fuel operation generated revenue of $57 million versus $108 million of revenue for the twelve weeks ended March 25, 2005, primarily due to lower production in 2006. Lower other expense in 2006 reflects lower earn-out payments made to our partner, and lower minority interest income reflects the 2006 redemption of our partner’s interest in SAFE II. Versus the year ago quarter, net income associated with the Synthetic Fuel segment declined from $18 million to $3 million primarily as a result of both lower production and an estimated 20 percent phase out of tax credits due to high oil prices in 2006.

Subsequent to the close of the 2006 first quarter, with oil prices averaging well above the starting point of the projected 2006 phase-out range for the first few months of the year, we suspended all production at our synthetic fuel facilities in order to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006. We will continue to monitor the situation and will revisit production levels as we move forward through the remainder of 2006.

In late February 2006, an explosion occurred at our feedstock supplier’s underground coal mine which is adjacent to our Alabama production facilities, and the mine remains closed as of the filing date of this report. Subsequent to the close of the 2006 first quarter, we decided to proceed with the relocation of one of our Alabama production facilities (the “Relocated Facility”) to a new site in Indiana. We expect that the relocation process will take between 80 and 90 days. We expect to negotiate a site lease and coal purchase agreements for the Relocated Facility with the owner of the adjacent coal mine, as well as negotiate sales contracts with synthetic fuel purchasers. We plan to enter into contracts that will generally be cancelable by us in the event that we choose not to operate the facility or that the synthetic fuel produced at the Relocated Facility does not qualify for tax credits under the applicable provision of the Internal Revenue Code.

FAS No. 123 (revised 2004), “Share-Based Payment”

We issue stock options, share appreciation rights, deferred shares, restricted shares and restricted stock units under our 2002 Comprehensive Stock and Cash Incentive Plan (the “Comprehensive Plan”). Under the Comprehensive Plan, we may award to participating employees (1) stock options to purchase our Class A Common Stock (“Stock Option Program”), (2) share appreciation rights for our Class A Common Stock, (3) deferred shares of our Class A Common Stock, (4) restricted shares of our Class A Common Stock, and (5) restricted stock units of our Class A Common Stock.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 123 (revised 2004), “Share-Based Payment,” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation,” (FAS No. 123). FAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and amends FAS No. 95, “Statement of Cash Flows.” We adopted FAS No. 123R on the first day of our 2006 first quarter using the modified prospective method. Accordingly, we have not restated prior period amounts.

For all share-based awards granted after the date of adoption of FAS No. 123R and for the unvested portion of previously granted share-based awards that were outstanding on the date of adoption, FAS No. 123R requires that compensation costs related to our share-based payment transactions be measured at fair value on the grant date and recognized in the financial statements over the vesting period during which the employee provides service in exchange for the award.

Previously, under FAS No. 123 and APB Opinion No. 25, we accounted for our share-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25 and did not record share-based compensation costs for our Stock Option Program awards. Under FAS No. 123 and APB Opinion No. 25 we did record compensation expense totaling $8 million, net of tax, in the 2005 first quarter related to grants of our deferred shares, restricted shares and restricted stock units.

Under FAS No. 123R, we record compensation expense for the cost of stock options, share appreciation rights, deferred shares, restricted shares and restricted stock units. We recorded share-based compensation expense totaling $25 million ($16 million after-tax or $0.08 per basic share and $0.07 per diluted share) in the 2006 first quarter. Compensation costs related to unvested awards not yet recognized totaled $265 million at March 24, 2006, and the weighted average period over which the costs are expected to be recognized is 2 years.

In August 2005, the Board of Directors amended the 2002 Comprehensive Stock and Cash Incentive Plan to provide participants the ability, during a limited time frame in 2005, to elect to accelerate the schedule for distribution of certain vested deferred shares. The amendment did not alter the previously established vesting schedule. In 2005 we also changed from using the Black-Scholes option pricing method to estimate the fair value of each stock option or share appreciation right on the grant date, to using the binomial valuation method to improve the estimate of fair value.

FAS No. 123R requires that share-based compensation expense be recognized over the period from the grant date to the date on which the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). In periods prior to the adoption of FAS No. 123R, we showed share-based compensation expense in our proforma disclosure only for option awards to retirement-eligible employees over the awards’ stated vesting period. In periods prior to the adoption of FAS No. 123R, we recorded share-based compensation expense for our other awards to retirement-eligible employees over the awards’ stated vesting period. With the adoption of FAS No. 123R, we will continue to follow the stated vesting period for the unvested portion of awards granted prior to adoption of FAS No. 123R and follow the substantive vesting period for awards granted after the adoption of FAS No. 123R.

In connection with the adoption of FAS No. 123R, we reviewed and updated, among other things, our forfeiture and volatility assumptions. Estimated volatility for 2006 was based on the historical share-price volatility for a period equal to the stock option’s or share appreciation right’s expected lives, ending on the day of grant, and calculated based on weekly data. The weighted average expected stock option or share appreciation right term for 2006 is a product of the lattice-based binomial valuation model which uses suboptimal exercise factors to calculate the expected term.

In 2005, we changed the method in which we issue share-based awards to our key employees. In prior years, share-based compensation for key employees consisted primarily of stock options. Upon consideration of several factors, we began in 2005 to award key employees a combination of stock options and restricted stock units. Therefore, this change resulted in an increase in restricted stock expense.

The adoption of FAS No. 123R in the 2006 first quarter resulted in the recognition of incremental share-based compensation costs of $9 million, before tax, a reduction in net income of $6 million (net of tax benefits of $3 million) and a reduction of both basic and diluted earnings per share of $0.03. In accordance with FAS No. 123R, we present the tax benefits resulting from the exercise of share-based awards as financing cash flows. Prior to the adoption of FAS No. 123R, we reported the tax benefits resulting from the exercise of share-based awards as operating cash flows. The adoption of FAS No. 123R resulted in a decrease in 2006 of $31 million in cash flows from operating activities and an increase of $31 million in cash flows from financing activities related to excess tax benefits from share-based awards. The aggregate amount of cash we received from the exercise of stock options granted under share-based payment arrangements was $42 million and $51 million for the first quarters of 2006 and 2005, respectively.

We estimate that the adoption of FAS No. 123R will result in total incremental pre-tax expense in fiscal year 2006 of approximately $37 million based on our current share-based payment compensation plans, assumptions reflecting currently available information, and recent interpretations related to accounting for share-based awards granted to eligible retirees.

Under the provisions of FAS No. 123R, the deferred compensation line on our Condensed Consolidated Balance Sheet, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented. Accordingly, in the 2006 first quarter the amount that had been on the “Deferred compensation” line was reversed through the “Additional paid-in-capital” line on our Condensed Consolidated Balance Sheet.

See Footnote 11, “Share-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements for additional information regarding the adoption of FAS No. 123R.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and our Credit Facilities

We are party to a multicurrency revolving credit agreement that provides for aggregate borrowings of up to $2 billion expiring in 2010, which supports our commercial paper program and letters of credit. We do not anticipate that fluctuations in the availability of the commercial paper market will affect our liquidity because of the flexibility provided by our credit facility. We classify commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis.

At March 24, 2006, our available borrowing capacity amounted to $1.370 billion and reflected borrowing capacity at $2.0 billion under the credit facility plus our cash balance of $172 million, less the letters of credit outstanding under the facility of $97 million and $705 million of outstanding commercial paper supported by the facility. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements. We periodically evaluate opportunities to sell additional debt or equity securities, obtain credit facilities from lenders or repurchase, refinance or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position.

Cash and equivalents totaled $172 million at March 24, 2006, a decrease of $31 million from year-end 2005, reflecting activity for the twelve weeks ended March 24, 2006, including: purchases of treasury stock ($236 million); equity and cost method investments ($71 million); capital expenditures ($102 million); debt repayments net of debt issuances ($5 million); dividend payments ($21 million) and other cash outflows net of other cash inflows ($53 million). Partially offsetting these cash outflows were cash inflows associated with the following: strong operations ($19 million); commercial paper issuances ($205 million); dispositions ($160 million); and common stock issuances ($73 million).

We reclassified certain prior year amounts to conform to our 2006 presentation. The reclassifications were primarily associated with Timeshare segment inventory which is now a component of “Current assets” in our Condensed Consolidated Balance Sheet and was previously a component of “Property and equipment.”

While our Timeshare segment generates strong operating cash flow, year-to-year cash flow varies based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We include timeshare interval, fractional and whole ownership sales we finance in cash from operations when we collect cash payments or the notes are sold for cash. The following table shows the net operating activity from our Timeshare segment (which does not include the portion of income from continuing operations from our Timeshare segment):

	Twelve Weeks Ended
($ in millions)	March 24, 2006	March 25, 2005
Timeshare segment development, less cost of sales	$(34)	$18
New Timeshare segment mortgages, net of collections	(76)	(85)
Loan repurchases	(5)	(4)
Financially reportable sales in excess of closed sales	—	(52)
Collection on retained interests in notes sold and servicing fees	28	22
Other cash inflows	8	5

Net cash outflows from Timeshare segment activity	$(79)	$(96)

Debt

As of the end of the 2006 first quarter, debt increased by $140 million since year-end 2005 due to 2006 net commercial paper issuances of $206 million and other debt decreases of $66 million.

Share Repurchases

We purchased 3.7 million shares of our Class A Common Stock during the twelve weeks ended March 24, 2006, at an average price of $67.92 per share. See Part II, Item 2 of this Form 10-Q for additional information on the Company’s share repurchases.

Investment In Leveraged Lease

At March 24, 2006, we have a $23 million gross investment in an aircraft leveraged lease with Delta Air Lines, Inc. (“Delta”), which we acquired in 1994. The gross investment is comprised of rentals receivable and the residual value of the aircraft offset by unearned income. On September 14, 2005, Delta filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and informed us that it wished to restructure the lease. As a result, we believe our investment is impaired and have recorded a pre-tax charge of approximately $17 million in 2005, leaving a net exposure of $6 million.

Marriott and Whitbread PLC Joint Venture

On April 21, 2006, subsequent to the close of the 2006 first quarter, we announced the sale of our interest in the 50/50 joint venture with Whitbread PLC (“Whitbread”) which held 46 hotels consisting of more than 8,000 rooms. We expect to receive approximately £100 million (approximately $178 million) as our share of the proceeds from the sale of our interest in the joint venture. We continue to manage the hotels under the Marriott Hotels & Resorts and Renaissance Hotels & Resorts brands, pursuant to new long-term management agreements that were entered into concurrent with the sale. For additional information regarding this joint venture, see Footnote 9 “Marriott and Whitbread Joint Venture” in our 2005 Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for fiscal year 2005. As noted earlier in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cumulative Effect of a Change in Accounting Principle,” we adopted SOP 04-2 in the 2006 first quarter. As a result of the adoption, we now record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time we recognize profit on a timeshare sale. Since the date of the 2005 Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them, other than as described in the preceding sentence.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed since December 30, 2005.

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

Internal Control Over Financial Reporting

During the first quarter, we continued the phased implementation of an enterprise-wide general ledger and financial reporting system, which began in the second quarter of 2005 and will continue over the next several quarters. The implementations were performed in the ordinary course of business to improve efficiency through the use of common application platforms with more current technology.

There have been no other changes in internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

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

We are subject to the range of operating risks common to the hotel, timeshare and corporate apartment industries. The profitability of the hotels, vacation timeshare resorts and corporate apartments that we operate or franchise may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms, timeshare interval, fractional and whole ownership products and apartments;

(2)	international, national and regional economic and geopolitical conditions;

(3)	the impact of war, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats;

(4)	the desirability of particular locations and changes in travel patterns;

(5)	travelers’ fears of exposure to contagious diseases, such as Avian Flu and Severe Acute Respiratory Syndrome (“SARS”);

(6)	the occurrence of natural disasters, such as earthquakes, tsunamis or hurricanes;

(7)	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures and costs;

(8)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

(9)	regional and national development of competing properties;

(10)	increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel and other expenses central to the conduct of our business, including recent increases in energy costs; and

(11)	organized labor activities, including those in New York, San Francisco, Los Angeles, Waikiki Beach in Hawaii and Boston where some of our hotels are subject to collective bargaining agreements that will expire in 2006.

Any one or more of these factors could limit or reduce the demand, or the prices we are able to obtain, for hotel rooms, timeshare units and corporate apartments or could increase our costs and therefore reduce the profit of our lodging businesses. In addition, reduced demand for hotels could also give rise to losses under loans, guarantees and minority equity investments that we have made in connection with hotels that we manage. Even where such factors do not reduce demand, our profit margins may suffer if we are unable to fully recover increased operating costs from our customers.

The uncertain pace and duration of the current growth environment in the lodging industry will continue to impact our financial results and growth. Both the Company and the lodging industry were hurt by several events occurring over the last several years, including the global economic downturn, the terrorist attacks on New York and Washington in September 2001, the global outbreak of SARS in 2003 and military action in Iraq. Business and leisure travel decreased and remained depressed as some potential travelers reduced or avoided discretionary travel in light of increased delays and safety concerns and economic declines stemming from an erosion in consumer confidence. Although both the lodging and travel industries have now largely recovered, the duration, pace and full extent of the current growth environment remains unclear. Accordingly, our financial results and growth could be harmed if that recovery stalls or is reversed.

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

Actions by organized labor could reduce our profits in certain major market cities. Employees at certain of our managed hotels are covered by collective bargaining agreements that will expire in 2006. These agreements affect 14 hotels in New York, San Francisco, Los Angeles, Waikiki Beach in Hawaii and Boston. Potential labor activities could cause the diversion of business to hotels that are not involved in the negotiations, loss of group business in the affected cities and perhaps other cities and/or increased labor costs. In 2005, affected hotels in these cities contributed approximately 2 percent of our combined base management, incentive management and franchise fee revenue. In 2005, we earned approximately 6 percent of our combined base management, incentive management and franchise fee revenue from downtown hotels (union and non-union) in affected markets.

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

We depend on capital to buy and maintain hotels, and we or hotel owners may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and maintenance of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. Our ability to recover loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to recycle and raise new capital. In addition, downgrades of our public debt ratings by Standard & Poor’s, Moody’s Investors Service or similar companies could increase our cost of capital.

Our development activities expose us to project cost, completion and resale risks. We develop new hotel, timeshare, fractional ownership and personal residence ownership properties, both directly and through partnerships, joint ventures and other business structures with third parties. Our involvement in the development of properties presents a number of risks, including that (1) construction delays, cost overruns, or acts of God such as earthquakes, hurricanes, floods or fires may increase overall project costs or result in project cancellations; (2) we may be unable to recover development costs we incur for projects that are not pursued to completion; (3) conditions within capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or development of future properties; and (4) properties that we develop could become less attractive due to changes in mortgage rates, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices we anticipate.

Development activities which involve our co-investment with third parties may further increase completion risk or result in disputes which could increase project costs or impair project operations. Partnerships, joint ventures and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. Although we actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, actions by another investor may present additional risks of project delay, increased project costs or operational difficulties following project completion.

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

Risks relating to acts of God, contagious disease, terrorist activity and war could reduce the demand for lodging, which may adversely affect our revenues. Acts of God, such as hurricanes, earthquakes and other natural disasters and the spread of contagious diseases, such as Avian Flu and SARS, in locations where we own, manage or franchise significant properties and areas of the world from which we draw a large number of customers can cause a decline in the level of business and leisure travel and reduce the demand for lodging. Wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty can have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms, timeshare units and corporate apartments or limit the prices that we are able to obtain for them, both of which could adversely affect our profits.

A failure to keep pace with developments in technology could impair our operations or competitive position. The lodging and timeshare industries continue to demand the use of sophisticated technology and systems, including those used for our reservation, revenue management and property management systems, our Marriott Rewards program, and technologies we make available to our guests. These technologies and systems require refinement, updating and/or replacement with more advanced systems on a regular basis. If we are unable to update, replace or introduce technologies or systems as quickly as our competitors or within budgeted costs and timeframes, our business could suffer. We also cannot assure you that we will achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

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

Operating risks at our synthetic fuel operations could reduce the tax benefits generated by those facilities. The Company owns an interest in four synthetic fuel production facilities. The Internal Revenue Code provides tax credits for the production and sale of synthetic fuels produced from coal through 2007. Although our synthetic fuel facilities incur significant losses, those losses are more than offset by the tax credits generated, which reduce our income tax expense. Problems related to supply, production and demand at any of the synthetic fuel facilities, the power plants and other end users that buy synthetic fuel from the facilities, or the coal mines from which the facilities buy coal could diminish the productivity of our synthetic fuel operations and adversely impact the ability of those operations to generate tax credits. In addition, if we elect to resume production at our synthetic fuel facilities, our access to feedstock coal at the one facility that will remain in Alabama could be substantially impaired if our feedstock supplier’s adjacent mine has not fully reopened following an underground explosion in late February.

High oil prices in 2006 and beyond could reduce or eliminate the tax credits generated by our synthetic fuel facilities. The tax credits available under the Internal Revenue Code for the production and sale of synthetic fuel in any given year are phased out if the Reference Price of a barrel of oil for that year falls within a specified price range. The “Reference Price” of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and is determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. In 2004 and 2005, the Reference Price was approximately equal to 89 percent of the average price in those years of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil. The price range within which the tax credit is phased out was set in 1980 and is adjusted annually for inflation. In 2005, the phase-out range was $53.20 to $66.79. Because the Reference Price for a barrel of oil for 2005 was below that range, at $50.26, there was no reduction of the tax credits available for synthetic fuel produced and sold in 2005.

Assuming a 2 percent inflation adjustment factor for 2006 and assuming that the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains approximately the same in 2006 as it was in 2005, we currently estimate that the tax credits available for production and sale of synthetic fuel in 2006 would begin to be phased out if the average price of the benchmark NYMEX futures contract in 2006 exceeds approximately $60 and would be fully phased out if the average price of the benchmark NYMEX futures contract in 2006 exceeds approximately $75. The average price of the benchmark NYMEX futures contract for 2006, through March 24, 2006, was $63.19. As a result of high oil prices in the first several weeks of 2006, we elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006, we restarted production and have taken steps to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006 as a result of high oil prices. Subsequent to the close of the 2006 first quarter, with oil prices averaging well above the starting point of the projected 2006 phase-out range for the first few months of the year, we suspended all production at our synthetic fuel facilities in order to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006. We will continue to monitor the situation and will revisit production levels as we move forward through the remainder of 2006.

We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2006 or 2007 exceeds the applicable phase-out threshold for those years, the tax credits generated by our synthetic fuel facilities in those years could be reduced or eliminated, which would have a negative impact on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

Issuer Purchases of Equity Securities

(in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2005 – January 27, 2006	0.6	$67.43	0.6	17.3
January 28, 2006 – February 24, 2006	1.1	67.52	1.1	16.2
February 25, 2006 – March 24, 2006	2.0	68.30	2.0	14.2

(1)	On August 4, 2005, we announced that our Board of Directors increased by 25.0 million shares, the authorization to repurchase our common stock for a total outstanding authorization of approximately 28.8 million shares on that date. That authorization is ongoing and does not have an expiration date. We repurchase shares in the open-market and in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Third Amended and Restated Certificate of Incorporation of the Company.	Exhibit No. 3 to our Form 10-Q for the fiscal quarter ended June 18, 1999 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.2 to our Form 10-K for the fiscal year ended January 3, 2003 (File No. 001-13881).

3.3	Certificate of Elimination for the Capped Convertible Preferred Stock and ESOP Convertible Preferred Stock (nullifying and eliminating supplementary Certificates of Designation previously filed as Exhibits No. 3.1 and 3.2 to our Form 10-Q for the fiscal quarter ended June 16, 2000, filed July 28, 2000).	Exhibit 3(i) to our Form 8-K filed February 7, 2006 (File No. 001-13881).

10	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.	Exhibit No. 10 to our Form 8-K filed February 6, 2006 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.

26th day of April, 2006

/s/ Arne M. Sorenson
Arne M. Sorenson Executive Vice President and Chief Financial Officer

/s/ Carl T. Berquist
Carl T. Berquist Executive Vice President, Financial Information and Enterprise Risk Management and Principal Accounting Officer