Form 10-Q
period 2006-06-16
MARRIOTT INTERNATIONAL INC /MD/
filed 2006-07-19
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Shares outstanding at June 30, 2006
Class A Common Stock, $0.01 par value	404,236,498

MARRIOTT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
REVENUES
Base management fees	$134	$123	$261	$234
Franchise fees	93	78	175	148
Incentive management fees	77	52	136	102
Owned, leased, corporate housing and other revenue	272	180	526	347
Timeshare interval sales and services	331	335	637	681
Cost reimbursements	1,905	1,795	3,725	3,477
Synthetic fuel	39	98	96	206

	2,851	2,661	5,556	5,195
OPERATING COSTS AND EXPENSES
Owned, leased and corporate housing – direct	225	138	433	283
Timeshare – direct	289	269	529	541
Reimbursed costs	1,905	1,795	3,725	3,477
General, administrative and other	141	284	291	408
Synthetic fuel	57	134	141	287

	2,617	2,620	5,119	4,996

OPERATING INCOME	234	41	437	199

Gains and other income	48	63	82	58
Interest expense	(30)	(21)	(57)	(45)
Interest income	12	25	23	52
Reversal of provision for loan losses (provision for loan losses)	1	—	3	(11)
Equity in earnings	6	6	3	1

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	271	114	491	254
(Provision for) benefit from income taxes	(85)	20	(141)	15

INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	186	134	350	269
Minority interest	—	4	6	14

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	186	138	356	283
Cumulative effect of change in accounting principle	—	—	(105)	—

NET INCOME	$186	$138	$251	$283

EARNINGS PER SHARE – Basic
Earnings before cumulative effect of change in accounting principle	$0.45	$0.31	$0.86	$0.63
Loss from cumulative effect of change in accounting principle	—	—	(0.25)	—

Earnings per share	$0.45	$0.31	$0.61	$0.63

EARNINGS PER SHARE – Diluted
Earnings before cumulative effect of change in accounting principle	$0.43	$0.29	$0.81	$0.60
Loss from cumulative effect of change in accounting principle	—	—	(0.24)	—

Earnings per share	$0.43	$0.29	$0.57	$0.60

DIVIDENDS DECLARED PER SHARE	$0.0625	$0.0525	$0.1150	$0.0950

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

($ in millions)

	June 16, 2006 (Unaudited)	December 30, 2005
ASSETS
Current assets
Cash and equivalents	$364	$203
Accounts and notes receivable	1,049	1,001
Inventory	1,124	1,164
Current deferred taxes, net	236	220
Assets held for sale	343	555
Other	249	247

	3,365	3,390

Property and equipment	1,085	1,134
Intangible assets
Goodwill	924	924
Contract acquisition costs	542	466

	1,466	1,390

Cost method investments	62	233
Equity method investments	333	349

Notes receivable
Loans to equity method investees	36	36
Loans to timeshare owners	220	311
Other notes receivable	282	282

	538	629

Other long-term receivables	179	175
Deferred taxes, net	639	545
Other	706	685

	$8,373	$8,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$12	$56
Accounts payable	629	520
Accrued payroll and benefits	486	559
Liability for guest loyalty program	320	317
Liabilities of assets held for sale	98	30
Timeshare segment deferred revenue	248	141
Other payables and accruals	480	510

	2,273	2,133

Long-term debt	1,549	1,681
Liability for guest loyalty program	826	768
Self-insurance reserves	210	180
Other long-term liabilities	556	516

Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,441	3,562
Retained earnings	2,598	2,500
Treasury stock, at cost	(3,099)	(2,667)
Deferred compensation	—	(137)
Accumulated other comprehensive income (loss)	14	(11)

	2,959	3,252

	$8,373	$8,530

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

(Unaudited)

	Twenty-Four Weeks Ended
	June 16, 2006	June 17, 2005
OPERATING ACTIVITIES
Net income	$251	$283
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	82	73
Minority interest in results of synthetic fuel operation	(6)	(14)
Income taxes	(20)	(98)
Timeshare activity, net	65	(3)
Liability for guest loyalty program	44	58
Cumulative effect of change in accounting principle	105	—
Other	(57)	129
Working capital changes	(89)	(95)

Net cash provided by operating activities	375	333

INVESTING ACTIVITIES
Capital expenditures	(153)	(133)
Dispositions	716	24
Loan advances	(44)	(40)
Loan collections and sales	33	457
Equity and cost method investments	(73)	(195)
Purchase of available-for-sale securities	—	(15)
Other	(88)	(54)

Net cash provided by investing activities	391	44

FINANCING ACTIVITIES
Commercial paper, net	(462)	—
Issuance of long-term debt	351	346
Repayment of long-term debt	(10)	(293)
Issuance of Class A Common Stock	162	87
Dividends paid	(43)	(38)
Purchase of treasury stock	(588)	(753)
Earn-outs paid, net	(15)	(25)

Net cash used in financing activities	(605)	(676)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	161	(299)
CASH AND EQUIVALENTS, beginning of period	203	770

CASH AND EQUIVALENTS, end of period	$364	$471

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

In the 2006 first quarter, we reclassified certain prior year amounts to conform to our 2006 presentation. The reclassifications were primarily associated with Timeshare segment inventory which is now a component of “Current assets” in our Condensed Consolidated Balance Sheet and was previously a component of “Property and equipment.” On June 9, 2006, we completed a two-for-one stock split that was effected in the form of a stock dividend. As a result of the stock split, each shareholder of record at the close of business on May 18, 2006, received one additional share of Class A Common Stock on June 9, 2006, for each share held on May 18, 2006. For periods prior to the stock split, all share and per share data in our condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split.

Our 2006 second quarter ended on June 16, 2006; our 2005 fourth quarter ended on December 30, 2005; and our 2005 second quarter ended on June 17, 2005. In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 16, 2006, and December 30, 2005, and the results of our operations for the twelve weeks and twenty-four weeks ended June 16, 2006, and June 17, 2005, and cash flows for the twenty-four weeks ended June 16, 2006, and June 17, 2005. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

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

FAS No. 123 (revised 2004), “Share-Based Payment”

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and amends FAS No. 95, “Statement of Cash Flows.” We adopted FAS No. 123R at the beginning of our 2006 first quarter. See Footnote No. 12, “Share-Based Compensation,” for additional information.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

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

As discussed in greater detail below in Footnote No. 13, “Contingencies,” under the heading “Synthetic Fuel,” the tax credits available under Section 29 of the Internal Revenue Code (“Section 29”) (redesignated as Section 45K for fiscal years 2006 and 2007) for the production and sale of synthetic fuel in any given year are phased out if oil prices in that year are above certain thresholds. As a result of high oil prices in the first several weeks of 2006, we elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006, we restarted production and took certain steps to minimize losses that could occur from that date through March 31, 2006, if more than a majority of those tax credits are phased out in 2006 as a result of high oil prices.

Early in the 2006 second quarter, with oil prices again averaging well above the starting point of the projected 2006 phase-out range for the first few months of the year, we suspended all production at our synthetic fuel facilities in order to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006. Production at our synthetic fuel facilities remains suspended as of the filing date of this report. We will continue to monitor the situation and will revisit production levels as we move forward through the remainder of 2006.

In late February 2006, an explosion occurred at our feedstock supplier’s underground coal mine which is adjacent to our Alabama production facilities, and the mine remains closed as of the filing date of this report. Early in the 2006 second quarter, we decided to proceed with the relocation of one of our Alabama production facilities (the “Relocated Facility”) to a new site in Indiana. We expect that the relocation process will be completed by the end of July. We expect to execute a site lease and coal purchase agreements for the Relocated Facility with the owner of the adjacent coal mine, as well as negotiate sales contracts with synthetic fuel purchasers. We plan to enter into contracts that will generally be cancelable by us in the event that we choose not to operate the facility or that the synthetic fuel produced at the Relocated Facility does not qualify for tax credits under Section 29.

If we elect to reverse the current production suspension and resume production at our synthetic fuel facilities, our access to feedstock coal at the one facility remaining in Alabama could be substantially impaired if the damaged mine has not fully reopened. In connection with the relocation of one of our Alabama production facilities, early in our 2006 second quarter we executed an agreement that amends our site lease and other agreements with our Alabama site host to reflect that we now have only one production facility located in Alabama.

4.	Earnings Per Share

The table below illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

(in millions, except per share amounts)	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
Computation of Basic Earnings Per Share

Income before cumulative effect of change in accounting principle	$186	$138	$356	$283
Weighted average shares outstanding	412.5	440.9	412.1	446.0

Basic earnings per share before cumulative effect of change in accounting principle	$0.45	$0.31	$0.86	$0.63

Computation of Diluted Earnings Per Share

Income before cumulative effect of change in accounting principle	$186	$138	$356	$283

Weighted average shares outstanding	412.5	440.9	412.1	446.0

Effect of dilutive securities
Employee stock option and share appreciation rights plans	20.1	19.1	20.3	19.5
Deferred stock incentive plans	2.3	7.4	4.6	7.4
Restricted stock units	1.7	1.5	1.9	2.6

Shares for diluted earnings per share	436.6	468.9	438.9	475.5

Diluted earnings per share before cumulative effect of change in accounting principle	$0.43	$0.29	$0.81	$0.60

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period.

5.	Inventory

Inventory, totaling $1,124 million and $1,164 million as of June 16, 2006, and December 30, 2005, respectively, consists primarily of Timeshare segment interval, fractional and whole ownership products totaling $1,080 million and $1,116 million as of June 16, 2006, and December 30, 2005, respectively. Inventory also includes hotel operating supplies for the limited number of properties we own or lease, and Synthetic Fuel segment inventory totaling $44 million and $48 million as of June 16, 2006, and December 30, 2005, respectively. We value Timeshare segment interval, fractional and whole ownership products and synthetic fuel at the lower of cost or net realizable value and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market.

6.	Property and Equipment

($ in millions)	June 16, 2006	December 30, 2005
Land	$228	$301
Buildings and leasehold improvements	665	659
Furniture and equipment	847	827
Construction in progress	178	132

	1,918	1,919
Accumulated depreciation	(833)	(785)

	$1,085	$1,134

We record property and equipment at cost, including interest, rent and real estate taxes incurred during development and construction. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor and wall coverings. All repair and maintenance costs are expensed as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term.

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

2006 Dispositions

In the 2006 second quarter we sold our interest in the 50/50 joint venture with Whitbread PLC (“Whitbread”), which held 46 hotels consisting of more than 8,000 rooms, and we received approximately $164 million in cash, net of transaction costs. We continue to manage the hotels under the Marriott Hotels & Resorts and Renaissance Hotels & Resorts brands, pursuant to new long-term management agreements that were entered into concurrent with the sale. For additional information regarding this joint venture, see Footnote No. 9, “Marriott and Whitbread Joint Venture,” in our 2005 Annual Report on Form 10-K. We sold our minority interest in one other international joint venture for cash proceeds of $15 million and recognized a pre-tax gain of $14 million. In addition, we sold our minority interest in two domestic joint ventures for cash proceeds of $22 million and recognized pre-tax gains totaling $14 million.

During the 2006 second quarter we sold seven full-service properties for cash proceeds of $355 million and recognized pre-tax gains totaling $6 million, net of pre-tax losses. We accounted for the sales under the full accrual method in accordance with FAS No. 66. We continue to manage six of the hotels pursuant to long-term management agreements and one hotel pursuant to a long-term franchise agreement.

During the 2006 first quarter, we sold one full-service property for $77 million in cash, net of transaction costs, to a third party and recognized a pre-tax gain totaling $6 million. We accounted for the sale under the full accrual method in accordance with FAS No. 66, and will continue to operate the property under a long-term management agreement. One cost method investee redeemed the preferred stock we held for $81 million in cash consideration, and we recognized income of $25 million on the transaction.

8.	Notes Receivable

($ in millions)	June 16, 2006	December 30, 2005
Loans to timeshare owners	$271	$344
Lodging senior loans	57	59
Lodging mezzanine and other loans	283	274

	611	677
Less current portion	(73)	(48)

	$538	$629

Amounts due within one year are classified as current assets in the caption “Accounts and notes receivable” in the accompanying Condensed Consolidated Balance Sheet, including $51 million and $33 million, as of June 16, 2006, and December 30, 2005, respectively, related to the loans to Timeshare segment owners.

9.	Asset Securitizations

In June 2006, we sold $250 million of notes receivable generated by our Timeshare segment in connection with the sale of timeshare interval, fractional and whole ownership products. In conjunction with the sale of the notes receivable, we received net proceeds of $242 million, retained residual interests of $47 million, and recorded a gain of $40 million. We used the following key assumptions to measure the fair value of the residual interests: discount rate of 9.43 percent; expected annual prepayments, including defaults, of 16.9 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 33 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 31 months. Our key assumptions are based on our experience with other Timeshare segment notes receivable that we originate.

10.	Long-Term Debt

Our long-term debt at June 16, 2006, and December 30, 2005, consisted of the following:

($ in millions)	June 16, 2006	December 30, 2005
Senior Notes:
Series C, interest rate of 7.875%, maturing September 15, 2009	$76	$76
Series E, interest rate of 7.000%, maturing January 15, 2008	91	91
Series F, interest rate of 4.625%, maturing June 15, 2012	348	348
Series G, interest rate of 5.810%, maturing November 10, 2015	397	396
Series H, interest rate of 6.200%, maturing at June 15, 2016	349	—
Commercial paper, average interest rate of 5.1% at June 16, 2006	41	499
Mortgage debt, average interest rate of 7.9% at June 16, 2006, maturing May 1, 2025	169	171
Other	90	156

	1,561	1,737
Less current portion	(12)	(56)

	$1,549	$1,681

As of the end of our 2006 second quarter, all debt, other than mortgage debt and $1 million of other debt, is unsecured.

We are party to a multicurrency revolving credit agreement that provides for borrowings of up to $2.0 billion, which supports our commercial paper program and letters of credit. Borrowings under the facility bear interest at the London Interbank

Offered Rate (LIBOR) plus a spread, based on our public debt rating. Additionally, we pay annual fees on the facility at a rate also based on our public debt rating. We executed an amendment that extended the maturity date for $1.955 billion of commitments under this agreement by one year to June 6, 2011, effective as of June 6, 2006. The remaining $45 million commitment still matures June 6, 2010.

11.	Comprehensive Income and Capital Structure

Our total comprehensive income was $202 million and $130 million for the twelve weeks ended June 16, 2006, and June 17, 2005, respectively, and $276 million and $273 million, respectively, for the twenty-four weeks ended June 16, 2006, and June 17, 2005. The principal difference between net income and comprehensive income for the current year primarily relates to mark-to-market adjustments associated with available-for-sale securities, but also includes foreign currency translation adjustments. The difference between net income and comprehensive income for the prior year primarily relates to foreign currency translation adjustments.

For the twenty-four weeks ended June 16, 2006, approximately 5.7 million shares of our Class A Common Stock were issued as a result of exercised options. In addition, during the first half of 2006 we repurchased approximately 17.7 million shares of our Class A Common Stock at an average price of $35.30 per share. See Footnote No. 1, “Basis of Presentation,” for a description of our second quarter 2006 two-for-one stock split effected in the form of a stock dividend.

12.	Share-Based Compensation

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

As noted in Footnote No. 2, “New Accounting Pronouncements,” we adopted FAS No. 123R at the beginning of our 2006 first quarter. For all share-based awards granted after the date of adoption of FAS No. 123R and for the unvested portion of previously granted share-based awards that were outstanding on the date of adoption, FAS No. 123R requires that compensation costs related to our share-based payment transactions be measured at fair value on the grant date and recognized in the financial statements over the vesting period during which the employee provides service in exchange for the award.

Previously, under FAS No. 123 and APB Opinion No. 25, we accounted for our share-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25 and did not record share-based compensation costs for our Stock Option Program awards. Under FAS No. 123 and APB Opinion No. 25, we did record compensation expense totaling $14 million ($10 million net of tax) in the 2005 second quarter and $27 million ($18 million net of tax) in the first half of 2005 related to grants of our deferred shares, restricted shares and restricted stock units.

Under FAS No. 123R, we record compensation expense for the cost of stock options, share appreciation rights, deferred shares, restricted shares and restricted stock units. We recorded share-based compensation expense of $25 million ($16 million after-tax or $0.04 per basic share and $0.04 per diluted share) in the 2006 second quarter. For the first half of 2006, we have recorded share-based compensation expense of $50 million ($32 million after-tax or $0.08 per basic share and $0.07 per diluted share). Compensation costs related to unvested awards not yet recognized totaled $236 million at June 16, 2006, and the weighted average period over which the costs are expected to be recognized is two years.

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

In connection with the adoption of FAS No. 123R, we reviewed, among other things, our forfeiture and volatility assumptions. Estimated volatility for 2006 was based on the historical share-price volatility for a period equal to the stock option’s or share appreciation right’s expected lives, ending on the day of grant, and calculated based on weekly data. The weighted average expected stock option or share appreciation right term for 2006 is a product of the lattice-based binomial valuation model which uses suboptimal exercise factors to calculate the expected term.

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

The adoption of FAS No. 123R in 2006 resulted in the recognition of incremental share-based compensation costs in the 2006 second quarter of $8 million, pre-tax, a reduction in net income of $5 million (net of tax benefits of $3 million) and a reduction of both basic and diluted earnings per share of $0.01. For the first half of 2006, the adoption of FAS No. 123R resulted in the recognition of incremental share-based compensation costs of $17 million, pre-tax, a reduction in net income of $11 million (net of tax benefits of $6 million) and a reduction of both basic and diluted earnings per share of $0.03. In accordance with FAS No. 123R, we present the tax benefits resulting from the exercise of share-based awards as financing cash flows. Prior to the adoption of FAS No. 123R, we reported the tax benefits resulting from the exercise of share-based awards as operating cash flows. The adoption of FAS No. 123R resulted in a decrease in the first half of 2006 of $80 million in cash flows from operating activities and an increase of $80 million in cash flows from financing activities related to excess tax benefits from share-based awards. The aggregate amount of cash we received from the exercise of stock options granted under share-based payment arrangements was $82 million and $87 million for the second quarter year-to-date periods of 2006 and 2005, respectively.

We estimate that the adoption of FAS No. 123R will result in total incremental pre-tax expense in fiscal year 2006 of approximately $37 million based on our current share-based payment compensation plans, assumptions reflecting currently available information, and recent interpretations related to accounting for share-based awards granted to eligible retirees.

We issue restricted stock units under the Comprehensive Plan to certain officers and key employees and those units vest generally over four years in annual installments commencing one year after the date of grant. We recognize compensation expense for the restricted stock units over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, restricted stock units convert to shares and are distributed from treasury shares. Share-based compensation associated with restricted stock units was $17 million and $11 million for the 2006 and 2005 second quarters, respectively, and $34 million and $22 million for the 2006 and 2005 second quarter year-to-date periods, respectively.

At June 16, 2006 and December 30, 2005, there was approximately $190 million and $123 million, respectively, in deferred compensation costs related to restricted stock units. The weighted average remaining term was two years for restricted stock unit grants outstanding at June 16, 2006. The aggregate intrinsic value of restricted stock units converted and distributed during the first half of 2006 was $76 million, and the aggregate intrinsic value of restricted stock units converted and distributed during the first half of 2005 was $46 million. The weighted average grant-date fair values of restricted stock units granted in the first half of 2006 and 2005, respectively, were $34 and $32.

Changes in our restricted stock unit grants in the first half of 2006 were as follows:

	Number of Restricted Stock Units (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at December 30, 2005	6.9	$25
Granted during the first half of 2006	3.2	34
Distributed during the first half of 2006	(2.2)	22
Forfeited during the first half of 2006	(0.1)	31

Outstanding at June 16, 2006	7.8	29

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

We recognized pre-tax compensation expense of $5 million and $11 million in the second quarter of 2006 and the first half of 2006, respectively, associated with employee stock options. We did not recognize any compensation expense associated with employee stock options in 2005. At June 16, 2006, there was approximately $30 million in deferred compensation costs related to employee stock options. Upon the exercise of stock options, shares are issued from treasury shares.

Changes in our Stock Option Program awards in the first half of 2006 were as follows:

	Number of Options (in millions)	Weighted Average Exercise Price
Outstanding at December 30, 2005	56.8	$16
Exercised during the first half of 2006	(5.7)	14
Forfeitures during the first half of 2006	(0.1)	19

Outstanding at June 16, 2006	51.0	16

Stock options issued under the Stock Option Program awards outstanding at June 16, 2006, were as follows:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Stock Options (in millions)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Stock Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
$ 3	to	$5	1.3	2	$ 3	1.3	$ 3	2
6	to	8	3.4	4	7	3.4	7	4
9	to	12	4.0	6	12	4.0	12	6
13	to	18	28.5	7	15	26.2	15	7
19	to	25	12.3	8	22	10.5	22	8
26	to	35	1.5	9	34	0.4	34	9

3	to	35	51.0	7	16	45.8	16	7

The weighted average grant-date fair value of the 24 thousand options granted in the first half of 2006 was $13, and the options had a weighted average exercise price of $34. The weighted average grant-date fair value of the 1.4 million options granted in the first half of 2005 was $13. The total intrinsic value for stock options exercisable as of June 16, 2006 was $1,647 million, and the total intrinsic value for stock options exercised during the first half of 2006 was approximately $119 million.

Employee share appreciation rights (“Employee SARs”) may be granted to officers and key employees at exercise prices or strike prices equal to the market price of our Class A Common Stock on the date of grant. Employee SARs expire 10 years after the date of grant and generally both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. Non-employee share appreciation rights (“Non-employee SARs”) may be granted to directors at exercise prices or strike prices equal to the market price of our Class A Common Stock on the date of grant. Non-employee SARs expire 10 years after the date of grant and vest upon grant; however they are generally not exercisable until one year after grant. Employees or Non-Employee directors shall receive a number of shares of Common Stock of the Company equal to the number of share appreciation rights that are being exercised multiplied by the quotient of (a) the final value minus the base value, divided by (b) the final value. We first began issuing share appreciation rights in 2006.

We recognized pre-tax compensation expense of $1 million for both the second quarter of 2006 and the first half of 2006, associated with Employee SARs and Non-Employee SARs. At the end of the 2006 second quarter, there was approximately $5 million in deferred compensation costs related to share appreciation rights. Upon the exercise of share appreciation rights, shares are issued from treasury shares.

During the first half of 2006, we granted 0.5 million Employee SARs with a weighted average base value of $34 and a weighted average grant-date fair value of $13. During the first half of 2006, we granted eight thousand Non-Employee SARs with a weighted average base value of $37 and a weighted average grant-date fair value of $18. No share appreciation rights have expired or been forfeited.

The grant date fair values of the Employee SARs and options and the Non-Employee SARs granted during the first half of 2006 were estimated on the date of grant using the binomial option valuation method. The assumptions for 2006 are noted in the following table:

	Employee SARs and Options	Non-Employee SARs
Annual dividends	$0.22	$0.22
Expected volatility	30%	30%
Risk-free interest rate	4.5%	5.0%
Expected life (in years)	7	10

Estimated volatility for 2006 was based on the historical share-price volatility for a period equal to the stock option’s or share appreciation right’s expected lives, ending on the day of grant, and calculated based on weekly data. The risk-free rate is based on the 10-year U.S. Treasury spot rate at the date of grant converted to a continuously compounded rate. The weighted average expected share appreciation right term for 2006 is a product of the lattice-based binomial valuation model which uses suboptimal exercise factors to calculate the expected term. Annual dividends are assumed to grow at the rate of $0.02.

Deferred shares granted to directors, officers and key employees under the Comprehensive Plan generally vest over five to 10 years in annual installments commencing one year after the date of grant. Our directors are generally considered employees under the provisions of FAS No. 123R. Distributed shares are issued from treasury shares. Pre-tax share-based compensation expense associated with deferred shares was $1 million and $2 million for the second quarters of 2006 and 2005, respectively, and $2 million and $3 million for the 2006 and 2005 second quarter year-to-date periods, respectively. At June 16, 2006 and December 30, 2005, there was approximately $6 million and $8 million, respectively, in deferred compensation costs related to deferred shares. The weighted average remaining term was two years for deferred share grants outstanding at June 16, 2006. At December 30, 2005, there were 5.3 million deferred shares outstanding with a weighted average grant-date fair value of $12, and 0.7 million of those deferred shares were unvested and had a weighted average grant-date fair value of $17. No deferred shares were granted, forfeited or expired during the first half of 2006. In the first half of 2005, no deferred shares were granted. During the first half of 2006, 4.4 million deferred shares, with a weighted average grant-date fair value of $11 were distributed. At June 16, 2006, there were 0.9 million deferred shares outstanding, and the weighted average grant-date fair value of those shares was $15. Of the 0.9 million deferred shares outstanding at June 16, 2006, 0.5 million were unvested and had a weighted average grant-date fair value of $18. The aggregate fair value of the 0.2 million deferred shares that vested during the first half of 2006 was $7 million, and the weighted average grant-date fair value of those vested shares was $15.

We granted deferred stock bonus shares prior to 2001. The weighted average remaining term was three years at June 16, 2006, for 1.0 million unvested deferred stock bonus shares. Distributed shares are issued from treasury shares. At December 30, 2005, there were 5.1 million deferred stock bonus shares outstanding with a weighted average grant-date fair value of $8, and 1.3 million of those shares were unvested and had a weighted average grant-date fair value of $15. No deferred stock bonus shares were granted, forfeited or expired during the first half of 2006. During the first half of 2006, 2.9 million deferred stock bonus shares, with a weighted average grant-date fair value of $6 were distributed. At June 16, 2006, there were 2.2 million deferred stock bonus shares outstanding, and the weighted average grant-date fair value of those shares was $10. Of the 2.2 million deferred stock bonus shares outstanding at June 16, 2006, 1.0 million were unvested and had a weighted average grant-date fair value of $15. Shares vested during the first half of 2006 totaled 0.3 million and had a weighted average grant-date fair value of $14. The aggregate fair value of deferred stock bonus shares vested during the first half of 2006 was $10 million.

We have issued restricted shares under the Comprehensive Plan to officers and key employees and distribute those restricted shares over a number of years in annual installments, subject to certain prescribed conditions, including continued employment. We recognize compensation expense for the restricted shares over the service period equal to the fair market value of the shares on the date of issuance. Pre-tax share-based compensation expense associated with restricted shares was $1 million for each of the 2006 and 2005 second quarters and $2 million for each of the 2006 and 2005 second quarter year-to-date periods. At June 16, 2006, and December 30, 2005, there was approximately $5 million and $6 million, respectively, in deferred compensation costs related to restricted shares. All shares under this plan were granted in prior years. Unvested shares totaled 0.6 million at December 30, 2005, and had a weighted average grant-date fair value of $17. Unvested shares totaled 0.4 million at June 16, 2006, and had a weighted average grant-date fair value of $17. The weighted average remaining term was two years for the undistributed restricted shares at the end of the 2006 second quarter. During the first half of 2006 0.2 million shares vested and had an aggregate fair value of $6 million. The weighted average grant-date fair value of the shares that vested in the first half of 2006 was $18. Four thousand shares were forfeited during the first half of 2006.

At June 16, 2006, 76 million shares were reserved under the Comprehensive Plan including 51 million shares under the Stock Option Program and Share Appreciation Right Program.

Under the provisions of FAS No. 123R, the “Deferred compensation” line on our Condensed Consolidated Balance Sheet, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented. Accordingly, the amount that had been on the “Deferred compensation” line at year-end 2005 was reversed in the 2006 first quarter through the “Additional paid-in-capital” line on our Condensed Consolidated Balance Sheet.

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

($ in millions, except per share amounts)	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
Net income, as reported	$186	$138	$251	$283
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	16	10	32	18
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects and estimated reimbursed costs	(16)	(14)	(32)	(28)

Pro forma net income	$186	$134	$251	$273

Earnings per share:
Basic – as reported	$0.45	$0.31	$0.61	$0.63

Basic – pro forma	$0.45	$0.30	$0.61	$0.61

Diluted – as reported	$0.43	$0.29	$0.57	$0.60

Diluted – pro forma	$0.43	$0.28	$0.57	$0.57

13.	Contingencies

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at June 16, 2006, are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings at June 16, 2006
Debt service	$58	$2
Operating profit	216	20
Project completion	28	—
Other	65	3

Total guarantees where we are the primary obligor	$367	$25

Our guarantees of $367 million listed in the preceding table include $80 million for guarantees that will not be in effect until the underlying properties open and we begin to operate the properties. Of these $80 million of guarantees not in effect, $5 million are debt service guarantees and $75 million are operating profit guarantees.

The guarantees of $367 million in the preceding table do not include $300 million of guarantees related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds and CNL Retirement Properties, Inc. (“CNL”) is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business in 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

Additionally, the guarantees of $367 million in the preceding table do not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $22 million and total remaining rent payments through the initial term of approximately $225 million. CTF Holdings Ltd. (“CTF”) has made available €35 million in cash collateral in the event that we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of $225 million will decline. Since we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts, under these guarantees in the future. We are also secondarily liable for other guarantees totaling $4 million, and we do not expect to fund under these guarantees.

In addition to the guarantees described above, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, from time to time we provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted previously, as of June 16, 2006, we had extended approximately $16 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $12 million by December 29, 2006. We do not expect to fund the remaining $4 million of commitments, which expire as follows: $2 million in one year; and $2 million after five years. At June 16, 2006, we also have commitments to invest up to $26 million of equity for minority interests in partnerships that plan to purchase both full-service and select-service hotels.

In 2005, we assigned to a third party our previous commitment to fund up to $129 million to the Courtyard joint venture for the primary purpose of funding the costs of renovating its properties in 2005 and 2006. Under the agreement, the third party assumed the lending obligation to the venture. As of June 16, 2006, we had funded $1 million, in 2005, and the third party had funded $55 million under this loan commitment. The commitment to fund will be reduced to $27 million in September 2006 and expires in December 2009. In total, we expect that no more than $101 million of the $129 million commitment will be funded and, other than the $1 million we already funded, we expect the third party to provide all fundings. Although we do not anticipate making further fundings ourselves, we remain secondarily obligated to the Courtyard joint venture if the third party fails to fund. At June 16, 2006, that secondary obligation totaled $73 million.

At June 16, 2006, we also had $101 million of letters of credit outstanding on our behalf, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of June 16, 2006, totaled $468 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

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

We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2006 or 2007 exceeds the applicable phase-out threshold for those years, the tax credits generated by our synthetic fuel facilities in those years could be reduced or eliminated, which would have a negative impact on our results of operations. As a result of the high oil prices in the first several weeks of 2006, we elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006, we restarted production and took certain steps to minimize losses that could occur from that date through March 31, 2006, if more than a majority of those tax credits are phased out in 2006 as a result of high oil prices.

Early in the 2006 second quarter, with oil prices averaging well above the starting point of the projected 2006 phase-out range for the first few months of the year, we suspended all production at our synthetic fuel facilities in order to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006. Production at our synthetic fuel facilities remains suspended as of the filing date of this report. We will continue to monitor the situation and will revisit production levels as we move forward through the remainder of 2006.

As described in Footnote No. 3, “Synthetic Fuel,” earlier in this report, if we elect to resume production at our synthetic fuel facilities, our access to feedstock coal at the one facility that will remain in Alabama could be substantially impaired if our feedstock supplier’s adjacent mine has not fully reopened following an underground explosion in late February 2006.

Investment in Leveraged Lease

At June 16, 2006, we had a $23 million investment in an aircraft leveraged lease with Delta Air Lines, Inc. (“Delta”), which we acquired in 1994. The gross investment is comprised of rentals receivable and the residual value of the aircraft offset by unearned income. On September 14, 2005, Delta filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and informed us that it wished to restructure the lease. As a result, we believe our investment is impaired and recorded a pre-tax charge of approximately $17 million in 2005, leaving a net exposure of $6 million.

Expected Land Sale

In 1988, the Company as landlord, entered into a 59 year ground lease with a lessee for land which was improved with a hotel that is owned by the lessee. The hotel was previously branded a Marriott property; however, currently it is not. The lease contains contractual rental increases over the term of the lease, and annual ground rent on the land currently totals approximately $5 million. The lease also contains a provision that permits the lessee, under certain circumstances, to purchase the land for a fixed price. The Company and the lessee have had various discussions concerning the land as well as the hotel. During the 2006 second quarter, it became probable that none of the proposed transactions were acceptable to both parties, and the lessee indicated its intent to exercise its option to purchase the land. Accordingly, in the 2006 second quarter, we reclassified the land from the “Property and equipment” caption in our Condensed Consolidated Balance Sheet to the “Assets held for sale” caption and recorded a $37 million non-cash charge to adjust the carrying amount of the related straight-line rent receivable. Additional amounts may be due us depending on the lessee’s use of the land subsequent to purchase; however, such amounts will only be recorded if and when paid.

14.	Business Segments

We are a diversified hospitality company with operations in five business segments:

•	Full-Service Lodging, which includes Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts and Bulgari Hotels & Resorts;

•	Select-Service Lodging, which includes Courtyard, Fairfield Inn and SpringHill Suites;

•	Extended-Stay Lodging, which includes Residence Inn, TownePlace Suites, Marriott ExecuStay and Marriott Executive Apartments;

•	Timeshare, which includes the development, marketing, operation and sale of timeshare, fractional and whole ownership properties under the Marriott Vacation Club International, The Ritz-Carlton Club, Grand Residences by Marriott, and Horizons by Marriott Vacation Club brands; and

•	Synthetic Fuel, which includes our interest in the operation of coal-based synthetic fuel production facilities.

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

($ in millions)	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
Revenues

Full-Service Segment	$1,937	$1,751	$3,779	$3,380
Select-Service Segment	332	293	638	565
Extended-Stay Segment	156	136	300	262
Timeshare Segment	387	383	743	782

Total Lodging	2,812	2,563	5,460	4,989
Synthetic Fuel Segment	39	98	96	206

	$2,851	$2,661	$5,556	$5,195

Income Before Cumulative Effect of Change in Accounting Principle
Full-Service Segment	$169	$30	$358	$146
Select-Service Segment	72	48	117	81
Extended-Stay Segment	26	13	46	29
Timeshare Segment	68	80	119	143

Total Lodging financial results	335	171	640	399
Synthetic Fuel Segment (after-tax)	4	44	7	62
Unallocated corporate expenses	(32)	(33)	(71)	(59)
Interest income, provision for loan losses and interest expense (excluding the Synthetic Fuel segment)	(19)	4	(33)	(4)
Income taxes (excluding the Synthetic Fuel Segment)	(102)	(48)	(187)	(115)

	$186	$138	$356	$283

Equity in Earnings (Losses) of Equity Method Investees
Full-Service Segment	$3	$6	$2	$8
Select-Service Segment	1	1	—	(4)
Timeshare Segment	2	(1)	1	(3)

	$6	$6	$3	$1

Our tax provision of $85 million for the quarter ended June 16, 2006, includes a tax benefit and tax credits totaling $17 million associated with our Synthetic Fuel segment. Our tax benefit of $20 million for the quarter ended June 17, 2005, includes a tax benefit and tax credits of $68 million associated with our Synthetic Fuel segment. Our tax provision of $141 million for the first two quarters of 2006, includes a tax benefit and tax credits totaling $46 million associated with our Synthetic Fuel segment. Our tax benefit of $15 million for the first two quarters of 2005 includes a tax benefit and tax credits of $130 million associated with our Synthetic Fuel segment.

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

BUSINESS AND OVERVIEW

Lodging demand remained robust through the first two quarters of 2006, driven by continued strength associated with business and leisure travelers, while lodging supply growth continued to remain low. At the property level, these factors enabled us to increase rates and improve revenue mix which resulted in strong year-over-year RevPAR increases. Revenue mix improvement is a function of the strong demand environment and results as some less profitable business is limited in favor of more profitable business, for example less discounted leisure packages in favor of more corporate business. Rates have also increased as stronger demand enabled us to reduce available discounts and special rates. In addition, group rates continue to increase as business negotiated in earlier years at lower rates is replaced with business negotiated at higher rates. Generally, year-over-year occupancy levels have been maintained or have increased.

Demand for our brands is strong in most markets around the world, and the weak U.S. dollar continues to drive international travelers into the United States. For our North American properties, RevPAR increases in 2006, through the end of the second quarter, as compared to the year ago period, were particularly strong in New York, Boston, Atlanta, Chicago, Dallas, Houston, and Los Angeles. Across the U.S., demand also strengthened in many smaller city and suburban markets during the first half of 2006. Internationally, year-to-date RevPAR increases in 2006 versus the prior year were particularly strong in China, Mexico, Australia, the Caribbean, the United Kingdom, and the Middle East.

We currently have more than 80,000 rooms in our development pipeline. During the first half of 2006, we opened a total of 11,680 rooms (gross) and expect to open approximately 25,000 rooms (gross) for the full 2006 year. For the first two quarters of 2006, approximately 41 percent of the rooms added to our system were conversions from competitor brands and 26 percent of the new rooms were located in international markets.

Our brands are strong as a result of superior customer service with an emphasis on guest satisfaction, the worldwide presence and quality of our brands, our Marriott Rewards loyalty program, an information-rich and easy-to-use web site, a multi-channel central reservations system and desired property amenities including meeting and banquet facilities, fitness centers, spas, award winning restaurants and high speed and wireless internet access. We, along with owners and franchisees, continue to invest in our brands by means of both new and renovated properties, new room and public space designs, enhanced amenities and technology offerings.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for both the twelve and twenty-four weeks ended June 16, 2006, compared to the twelve and twenty-four weeks ended June 17, 2005.

Revenues

Twelve weeks. Revenues increased 7 percent to $2,851 million in the 2006 second quarter from $2,661 million in the year ago quarter, primarily as a result of strong demand for hotel rooms. Base management and franchise fees increased as a result of stronger RevPAR and unit growth. Incentive management fees, which are based on the profitability of managed hotels over a threshold level, improved due to stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. Stronger catering, food and beverage, spa, and other profits also drove property-level margins higher. Year-over-year RevPAR increases were driven primarily by rate increases and to a lesser extent by occupancy improvement. Owned and leased revenue increased significantly versus the prior year, primarily as a result of our purchase, early in the second half of 2005, of 13 formerly managed properties from CTF Holdings Ltd. (“CTF”). See our 2005 Annual Report on Form 10-K for a complete description of the CTF transaction. Of the eight CTF properties expected to be sold, one was sold in the 2006 first quarter and five properties were sold in the 2006 second quarter. Timeshare interval, fractional and whole ownership sales and services revenue declined slightly from the year ago second quarter in part due to limited available inventory associated with projects that sold out or are selling out faster than originally anticipated and projects in the early stages of development which did not reach revenue recognition thresholds, partially offset by higher marketing-related villa rentals. Significantly lower synthetic fuel revenue in the 2006 second quarter versus the year ago second quarter reflected the suspension of production early in the 2006 second quarter, as described more fully in the “Synthetic Fuel” segment discussion later in this report.

The increase in total revenue includes $110 million of increased cost reimbursements revenue, to $1,905 million in the 2006 second quarter from $1,795 million in the year ago quarter. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relate, predominantly, to payroll costs at managed properties where we are the employer. As cost reimbursements revenue is recorded based upon the costs incurred with no added mark-up, this revenue and related reimbursed costs expense have no impact on either our operating income or net income. The increase in reimbursed costs is primarily attributable to the growth in the number of properties we manage, including the Whitbread PLC (“Whitbread”) properties added in the middle of the 2005 second quarter as more fully described in our 2005 Annual Report on Form 10-K.

Twenty-four weeks. Revenues increased 7 percent to $5,556 million in the first half of 2006 from $5,195 million in the first half of 2005, primarily as a result of strong demand for hotel rooms. Base management and franchise fees increased as a result of stronger RevPAR and unit growth. Incentive management fees improved due to stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. Stronger catering, food and beverage, spa, and other profits also drove property-level margins higher. Year-over-year RevPAR increases were driven primarily by rate increases and to a lesser extent by occupancy improvements. In the first half of 2006 we recognized $5 million of base management fees that were calculated based on prior period results, but not earned and due until 2006. Similarly, in the first half of 2005 we recognized $8 million of incentive management fees that were calculated based on prior period results, but not earned and due until 2005. Owned and leased revenue increased significantly, primarily as a result of our purchase, in the second half of 2005, of the CTF properties as described above. Timeshare interval, fractional and whole ownership sales and services revenue declined 6 percent from the prior year largely due to limited available inventory associated with projects that sold out or are selling out faster than originally anticipated and projects in the early stages of development which did not reach revenue recognition thresholds, partially offset by higher marketing-related villa rentals. As compared to the first half of 2005, significantly lower synthetic fuel revenue in the first half of 2006 reflected the suspensions of production in 2006. The year-over-year increase in total revenue includes $248 million of increased cost reimbursements revenue, to $3,725 million in the first half of 2006 from $3,477 million in the first half of 2005. The increase in reimbursed costs is primarily attributable to the growth in the number of properties we manage.

Operating Income

Twelve weeks. Operating income increased $193 million to $234 million in the 2006 second quarter from $41 million in the year ago quarter. The increase is, in part, due to a combined base, franchise, and incentive fee increase of $51 million reflecting strong RevPAR growth, unit growth and property-level margin improvement. Stronger owned, leased, corporate housing and other revenue net of direct expenses contributed $5 million of the improvement in operating income. The increase in owned, leased, corporate housing and other revenue net of direct expenses is primarily attributable to the CTF properties acquired in 2005 and to the strong demand environment. Compared to the 2005 second quarter, increased owned and leased results in the 2006 second quarter of $21 million were partially offset by the $16 million of lower other income in 2006 primarily reflecting our receipt in 2005 of a $10 million termination fee associated with one property that left our system and $5 million of lower land lease income in 2006 as further described in the “Select-Service Lodging” segment discussion later in this report. Operating income also increased in 2006 from the prior year quarter as a result of an $18 million lower loss generated by our Synthetic Fuel segment as a result of the suspension of production early in the 2006 second quarter. Timeshare interval, fractional and whole ownership sales and services revenue net of direct expenses, declined by $24 million in 2006 as a result of limited available inventory and projects in 2006 in the early stages of development which did not reach revenue recognition thresholds, but have significant sales and marketing costs which were recognized, unfavorably impacting operating income as compared to the year ago quarter.

Compared to the year ago quarter, general, administrative and other expenses decreased in the 2006 second quarter by $143 million. In the 2005 second quarter, we incurred general, administrative and other expenses of $94 million from a non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements as a result of the CTF transaction and $29 million associated with our bedding incentive program. We implemented the bedding incentive program in the 2005 second quarter to help ensure that guests could enjoy the comfort and luxury of our new bedding by year-end 2005. Further impacting general, administrative and other expenses, the year ago quarter reflected a $12 million charge for a cure payment associated with one property, a $6 million charge associated with guarantees and $4 million of foreign exchange losses while the 2006 second quarter reflected the reversal of $5 million of guarantee charges, $2 million of foreign exchange gains and $6 million of lower deferred compensation expense. As discussed later in this report under the heading “FAS No. 123 (revised 2004), Share-Based Payment,” we adopted a new accounting standard in 2006 associated with share-based compensation which resulted in incremental general, administrative and other expense of $8 million as compared to the 2005 second quarter, primarily impacting unallocated general, administrative and other expenses. Increased other net general, administrative and other expense of $7 million in 2006 versus the prior year reflects, among other things, costs related to our unit growth and development, systems improvements, and the customary increases in wages and benefits. Of the $143 million decrease in total general, administrative and other expenses, $142 million was attributable to our Lodging segments while $1 million of the decrease was unallocated.

Twenty-four weeks. Operating income increased $238 million to $437 million in the first half of 2006 from $199 million in the first half of 2005. The increase is, in part, due to a combined base, franchise, and incentive fee increase of $88 million reflecting strong RevPAR growth, unit growth and property-level margin improvement. Stronger owned, leased, corporate housing and other revenue net of direct expenses contributed $29 million of the improvement in operating income. The increase in owned, leased, corporate housing and other revenue net of direct expenses is primarily attributable to the CTF properties acquired in 2005 and to the strong demand environment. Also, in the first half of 2005, lease expense included a $6 million charge associated with the temporary closing of a property as discussed in the “Full-Service Lodging” segment discussion later in this report. Increased owned and leased results of $42 million were partially offset by $13 million of lower other income primarily reflecting our receipt in 2005 of a $10 million termination fee versus a similar fee of $5 million in 2006 and $9 million of lower land lease income in 2006 as noted in the “Select-Service Lodging” segment discussion later in this report. Operating income also increased in the first half of 2006 from the prior year period due to a $36 million reduction in losses generated by our Synthetic Fuel segment as a result of the suspensions of production in 2006. Unfavorably impacting operating income as compared to the year ago period, timeshare interval, fractional and whole ownership sales and services revenue net of direct expenses, declined by $32 million in 2006 as a result of limited available inventory and projects in 2006 in the early stages of development which did not reach revenue recognition thresholds, but have significant sales and marketing costs which were recognized.

As compared to the year ago quarter, general, administrative and other expenses decreased by $117 million. In the first half of 2005, we incurred general, administrative and other expenses of $94 million impacting our Full-Service Lodging segment as a result of a non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements as a result of the CTF transaction and $29 million associated with our bedding incentive program. Further impacting general, administrative and other expenses, the first half of 2005 reflected performance cure payments of $15 million versus a $4 million similar payment in 2006, and 2005 also reflected $6 million of guarantee charges versus the reversal of $6 million of guarantee charges in 2006. Additionally impacting the year-over-year general, administrative and other expenses variance, foreign exchange gains totaled $4 million in 2006 as compared to losses of $3 million in 2005. As noted above in the “Twelve weeks” discussion, we adopted a new accounting standard in 2006 associated with share-based compensation which resulted in incremental general, administrative and other expenses of $17 million as compared to the first half of 2005, primarily impacting unallocated general, administrative and other expenses. Increased other net general, administrative and other expense of $19 million in 2006 versus the prior year reflects, among other things, costs related to our unit growth and development, systems improvements, and the customary increases in wages and benefits. Of the $117 million decrease in total general, administrative and other expenses, $129 million of the decrease was attributable to our Lodging segments and a $12 million increase was unallocated.

Gains and Other Income

The table below shows our gains and other income for the twelve and twenty-four weeks ended June 16, 2006, and June 17, 2005:

($ in millions)	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
Timeshare segment note sale gains	$40	$29	$40	$29
Synthetic fuel earn-out payments received (made), net	3	8	(1)	(1)
Loss on expected land sale	(37)	—	(37)	—
Gains on sales of real estate and other	10	1	17	5
Other note sale/repayment gains	—	22	1	22
Gains on sale/income on redemption of joint venture investments	28	—	53	—
Income from cost method joint ventures	4	3	9	3

	$48	$63	$82	$58

Twelve weeks. Gains on sale/income on redemption of joint venture investments of $28 million in 2006 represents net gains on the sale of joint venture investments. For additional information regarding the $37 million loss on the expected land sale recorded in 2006, see the “Expected Land Sale” caption later in this report.

Twenty-four weeks. Gains on sale/income on redemption of joint venture investments of $53 million in 2006 represents $28 million of net gains associated with the sale of joint venture investments and $25 million of income associated with the redemption of preferred stock we held in one investee.

Interest Expense

Twelve weeks. Interest expense increased $9 million (43 percent) to $30 million in the 2006 second quarter from $21 million in the year ago quarter, reflecting increased debt levels and higher interest rates. As compared to the 2005 second quarter, interest expense in 2006 reflects our June 2005 Series F Notes issuance, our June 2006 Series H Notes issuance, and higher commercial paper balances coupled with higher rates. See the “Debt” caption later in this report for additional information regarding the Series H Notes issuance. Partially offsetting these increases were interest expense declines associated with the payoff, at maturity, of our Series B Notes in November 2005 and interest expense declines associated with the November 2005 exchange of our Series C and Series E Notes for Series G Notes. Also included within interest expense are charges of $10 million and $5 million for the second quarters of 2006 and 2005, respectively, relating to interest on accumulated cash flows from owners, in advance of our cash outflows for various programs that we operate on the owners’ behalf, including the Marriott Rewards, Gift Certificates and Self-Insurance programs. The increase over the year ago quarter is related to higher liability balances and higher interest rates.

Twenty-four weeks. Interest expense increased $12 million (27 percent) to $57 million in the first half of 2006 from $45 million in the year ago period, reflecting increased debt levels and higher interest rates. Interest expense in 2006 reflects our June 2005 Series F Notes issuance, our June 2006 Series H Notes issuance, and higher commercial paper balances coupled with higher rates. Partially offsetting these increases were interest expense declines associated with the payoff, at maturity, of our Series D Notes in April 2005 and Series B Notes in November 2005 and the November 2005 exchange of our Series C and Series E Notes for Series G Notes. Also included within interest expense are charges of $19 million and $10 million for the first half of 2006 and the first half of 2005, respectively, relating to interest on accumulated cash flows from owners, in advance of our cash outflows for various programs that we operate on the owners’ behalf, including the Marriott Rewards, Gift Certificates and Self-Insurance programs. The increase over the year ago period is related to higher liability balances and higher interest rates.

Interest Income, Provision for Loan Losses and Income Tax

Twelve weeks. Interest income decreased $13 million (52 percent) to $12 million in the 2006 second quarter from $25 million in the year ago quarter, primarily reflecting the impact of loans repaid to us in 2005. There were no loan loss provisions for the year ago quarter versus a $1 million reversal of a previous loan loss provision in the 2006 second quarter.

Our tax provision totaled $85 million in the second quarter of 2006 compared to a tax benefit of $20 million in the second quarter of 2005. The difference is attributable to $54 million of higher taxes in the second quarter of 2006 associated with higher pre-tax income from our lodging operations and $51 million of lower tax credits and tax benefit in the second quarter of 2006 associated with our synthetic fuel operations which generated $17 million of combined tax credits and tax benefit in the second quarter of 2006 compared to $68 million of combined tax credits and tax benefit in the second quarter of 2005. As discussed in more detail in the “Synthetic Fuel” segment caption later in this report, 2006 includes a provision for a 38 percent estimated phase-out of tax credits associated with the synthetic fuel operations due to high oil prices.

Twenty-four weeks. Interest income decreased $29 million (56 percent) to $23 million in the first half of 2006 from $52 million in the first half of 2005, primarily reflecting the impact of loans repaid to us in 2005. Loan loss provisions for the year ago period reflect an $11 million loan loss provision associated with one property, while 2006 reflects a $3 million reversal of previous loan loss provisions.

Our tax provision totaled $141 million in the first half of 2006 compared to a tax benefit of $15 million in the first half of 2005. The difference is attributable to $72 million of higher taxes in the 2006 period associated with higher pre-tax income from our lodging operations and $84 million of lower tax credits and tax benefit in 2006 associated with our synthetic fuel operations which generated $46 million of combined tax credits and tax benefit in the first half of 2006 compared to $130 million of combined tax credits and tax benefit in the first half of 2005. As discussed in more detail in the “Synthetic Fuel” segment caption later in this report, 2006 includes a provision for a 38 percent estimated phase-out of tax credits associated with the synthetic fuel operations due to high oil prices.

Equity in Earnings

Twelve weeks. Equity income was flat at $6 million year-over-year reflecting increased income as a result of the stronger demand environment in 2006, offset by lower income due to the sale of some joint venture investments, a reduced ownership interest in the Courtyard Joint Venture, and start-up losses associated with new joint ventures.

Twenty-four weeks. The $2 million improvement from income of $1 million in the first half of 2005 to income of $3 million in the first half of 2006 in equity in earnings is primarily attributable to the stronger demand environment, partially offset by lower income due to the sale of some joint venture investments, a reduced ownership interest in the Courtyard Joint Venture, and start-up losses associated with new joint ventures.

Minority Interest

Twelve weeks. Minority interest decreased $4 million in the 2006 second quarter from a benefit of $4 million in the second quarter of 2005. On the first day of our 2006 fiscal year, we redeemed our partner’s interest in Synthetic American Fuel Enterprises II, LLC (“SAFE II”), which owns three of our four synthetic fuel production facilities. Accordingly, in 2006, minority interest represents only our partner’s share of the losses in Synthetic American Fuel Enterprises I, LLC (“SAFE I”), which owns one synthetic fuel production facility. For 2005, minority interest reflects our partner’s share of the synthetic fuel losses for all four production facilities. In addition, synthetic fuel production was significantly lower in 2006. For additional information see the analysis of the results of operations for the Synthetic Fuel segment later in this report.

Twenty-four weeks. Minority interest decreased from a benefit of $14 million in the first half of 2005 to a benefit of $6 million in the first half of 2006 principally as a result of the reasons noted above.

Income Before Cumulative Effect of Change in Accounting Principle

Twelve weeks. Compared to the year ago quarter, income before cumulative effect of change in accounting principle increased $48 million (35 percent) to $186 million in the second quarter of 2006, and diluted earnings per share before cumulative effect of change in accounting principle increased $0.14 (48 percent) to $0.43. As discussed in more detail in the preceding sections beginning with “Operating Income,” the increase versus the year ago quarter is primarily due to stronger RevPAR and property-level margins, unit growth, higher owned, leased, corporate housing and other revenue net of direct expenses and lower general, administrative and other expenses, partially offset by lower synthetic fuel segment results, lower gains and other income, lower interest income, higher interest expense, decreased timeshare interval, fractional and whole ownership sales and services revenue net of direct expenses, and higher taxes associated with higher income before cumulative effect of change in accounting principle and before the impact of the Synthetic Fuel segment.

Twenty-four weeks. Year-to-date, through June 14, 2006, income before cumulative effect of change in accounting principle increased $73 million (26 percent) to $356 million in the first half of 2006, and diluted earnings per share before cumulative effect of change in accounting principle increased $0.21 (35 percent) to $0.81. As discussed in more detail in the preceding sections beginning with “Operating Income,” the increase versus the year ago period is primarily due to stronger RevPAR and property-level margins, unit growth, significantly higher gains and other income primarily associated with the redemption of preferred stock in a cost method joint venture, lower loan loss provisions, higher owned, leased, corporate housing and other revenue net of direct expenses and lower general, administrative and other expenses, partially offset by significantly lower synthetic fuel segment results, lower interest income, higher interest expense, decreased timeshare interval, fractional and whole ownership sales and services revenue net of direct expenses, and higher taxes associated with higher income before cumulative effect of change in accounting principle and before the impact of the Synthetic Fuel segment.

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

The initial adoption of the SOP in our 2006 first quarter, which we report as a cumulative effect of a change in accounting principle in our 2006 Condensed Consolidated Income Statement, resulted in a one-time non-cash after-tax charge of $105 million. Pre-tax, the charge totaled $173 million and comprised a $130 million inventory write-down, the establishment of a $25 million notes receivable reserve and an increase in current liabilities of $18 million. We estimate that the ongoing impact of the adoption in subsequent periods will be immaterial.

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

($ in millions)	Twelve Weeks Ended		Twenty Four Weeks Ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
Revenues

Full-Service Segment	$1,937	$1,751	$3,779	$3,380
Select-Service Segment	332	293	638	565
Extended-Stay Segment	156	136	300	262
Timeshare Segment	387	383	743	782

Total Lodging	2,812	2,563	5,460	4,989
Synthetic Fuel Segment	39	98	96	206

	$2,851	$2,661	$5,556	$5,195

($ in millions)	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
Income Before Cumulative Effect of Change in Accounting Principle

Full-Service Segment	$169	$30	$358	$146
Select-Service Segment	72	48	117	81
Extended-Stay Segment	26	13	46	29
Timeshare Segment	68	80	119	143

Total Lodging financial results	335	171	640	399
Synthetic Fuel Segment (after-tax)	4	44	7	62
Unallocated corporate expenses	(32)	(33)	(71)	(59)
Interest income, provision for loan losses and interest expense (excluding the Synthetic Fuel segment)	(19)	4	(33)	(4)
Income taxes (excluding the Synthetic Fuel Segment)	(102)	(48)	(187)	(115)

	$186	$138	$356	$283

Equity in Earnings (Losses) of Equity Method Investees

Full-Service Segment	$3	$6	$2	$8
Select-Service Segment	1	1	—	(4)
Timeshare Segment	2	(1)	1	(3)

	$6	$6	$3	$1

Marriott Lodging

Twelve weeks. Lodging includes our Full-Service, Select-Service, Extended-Stay and Timeshare segments. We consider Lodging revenues and Lodging financial results to be meaningful indicators of our performance because they measure our growth in profitability as a lodging company and enable investors to compare the revenues and results of our lodging operations to those of other lodging companies.

We have added 139 properties (22,834 rooms) and deflagged 26 properties (5,886 rooms) since the end of the second quarter of 2005. Most of the deflagged properties were Fairfield Inn properties.

Lodging financial results increased $164 million to $335 million in the second quarter of 2006 from $171 million in the second quarter of 2005 and revenues increased $249 million to $2,812 million in the second quarter of 2006, a 10 percent increase from revenues of $2,563 million in the second quarter of 2005. The results as compared to the year ago quarter reflect a $51 million increase (20 percent) in combined base, franchise and incentive fees, from $253 million in the second quarter of 2005 to $304 million in the second quarter of 2006, $5 million of increased owned, leased, corporate housing and other revenue net of direct expenses, and $142 million of decreased general, administrative and other expenses, partially offset by $24 million of lower timeshare interval, fractional and whole ownership sales and services revenue net of direct expenses and lower gains and other income of $10 million. Higher RevPAR for comparable rooms, resulting primarily from both domestic and international rate increases and new unit growth, drove the increase in base and franchise fees. Incentive management fees increased $25 million (48 percent) during the quarter, reflecting the impact of strong room rate improvement, productivity improvements, and property-level margin improvements.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased and managed properties, for comparable North American properties increased 10.7 percent, and RevPAR for our comparable North American company-operated properties also increased 10.7 percent. North American company-operated house profit margins improved 300 basis points versus the year ago quarter. Systemwide RevPAR for comparable international properties increased 10.7 percent and RevPAR for comparable international company-operated properties increased 11.1 percent. Worldwide RevPAR for comparable company-operated properties increased 10.8 percent while worldwide RevPAR for comparable systemwide properties increased 10.7 percent. In addition, worldwide comparable company-operated property-level house profit margins increased 280 basis points.

Twenty-four weeks. Lodging reported financial results of $640 million in the first half of 2006 compared to $399 million in the first half of 2005 and revenues of $5,460 million in the first half of 2006, a 9 percent increase from revenues of $4,989 million in the first half of 2005. The results as compared to the year ago period reflect an $88 million increase (18 percent) in combined base, franchise and incentive fees, from $484 million in the first half of 2005 to $572 million in the first half of 2006, higher gains and other income of $24 million (primarily associated with the redemption of our preferred stock in a cost method joint venture) $29 million of stronger owned, leased, corporate housing and other revenue net of direct expenses, $2 million of improved equity earnings, and $129 million of lower general, administrative and other expenses, partially offset by $32 million of lower timeshare interval, fractional and whole ownership sales and services revenue net of direct expenses. Higher RevPAR for comparable rooms, resulting primarily from both domestic and international rate increases and new unit growth, drove the increase in base and franchise fees. Incentive management fees increased $34 million (33 percent) during the first half of 2006, reflecting the impact of strong room rate improvement and property-level margin improvements. Incentive fees for the first half of 2005 reflect $8 million of incentive fees recognized in 2005 that were calculated based on prior period results, but not earned and due until 2005. Similarly, base management fees for the first half of 2006 include $5 million of fees that were calculated based on prior period results, but not earned and due until 2006.

Systemwide RevPAR for comparable North American properties increased 10.8 percent, and RevPAR for our comparable North American company-operated properties increased 10.3 percent. North American company-operated house profit margins improved 260 basis points versus the year ago period. Systemwide RevPAR for comparable international properties increased 10.2 percent and RevPAR for comparable international company-operated properties increased 10.7 percent. Worldwide RevPAR for comparable company-operated properties increased 10.4 percent while worldwide RevPAR for comparable systemwide properties increased 10.7 percent. In addition, worldwide comparable company-operated property-level house profit margins increased 250 basis points.

Summary of Properties by Brand. We opened 33 lodging properties (4,853 rooms) during the second quarter of 2006, while 11 hotels (2,170 rooms) exited the system, increasing our total properties to 2,789 (507,130 rooms). The table below shows properties by brand as of June 16, 2006 (excluding 2,005 rental units relating to Marriott ExecuStay):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging Segment
Marriott Hotels & Resorts	268	105,654	195	59,318
Marriott Conference Centers	14	3,606	—	—
JW Marriott Hotels & Resorts	35	16,405	5	1,276
The Ritz-Carlton	60	19,382	—	—
Renaissance Hotels & Resorts	87	32,839	48	15,174
Renaissance ClubSport	1	175	—	—
Ramada International	2	332	—	—
Bulgari Hotel & Resort	1	58	—	—
Select-Service Lodging Segment
Courtyard	310	49,853	401	52,549
Fairfield Inn	2	855	519	46,450
SpringHill Suites	23	3,581	122	13,372
Extended-Stay Lodging Segment
Residence Inn	135	18,266	365	41,784
TownePlace Suites	34	3,661	89	8,728
Marriott Executive Apartments	16	2,705	1	99
Timeshare Lodging Segment
Marriott Vacation Club International	44	9,876	—	—
The Ritz-Carlton Club	7	491	—	—
Grand Residences by Marriott	3	313	—	—
Horizons by Marriott Vacation Club	2	328	—	—

Total	1,044	268,380	1,745	238,750

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

For North American properties the occupancy, average daily rate and RevPAR statistics used throughout this report for the twelve weeks ended June 16, 2006, include the period from March 25, 2006, through June 16, 2006, and the twelve weeks ended June 17, 2005, include the period from March 26, 2005, through June 17, 2005 (except in each case, for The Ritz-Carlton and International properties, which include only March through May). The statistics used throughout this report for the twenty-four weeks ended June 16, 2006, include the period from December 31, 2005, through June 16, 2006, and the twenty-four weeks ended June 17, 2005, include the period from January 1, 2005, through June 17, 2005 (except in each case, for The Ritz-Carlton and International properties, which include only January through May).

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Twelve Weeks Ended June 16, 2006	Change vs. 2005		Twelve Weeks Ended June 16, 2006	Change vs. 2005
Marriott Hotels & Resorts (1)
Occupancy	76.3%	0.1	% pts.	74.1%	0.7	% pts.
Average Daily Rate	$170.31	9.2%		$156.14	8.8%
RevPAR	$129.97	9.3%		$115.72	9.8%
The Ritz-Carlton (2)
Occupancy	77.7%	2.6	% pts.	77.7%	2.6	% pts.
Average Daily Rate	$325.44	6.7%		$325.44	6.7%
RevPAR	$252.81	10.4%		$252.81	10.4%
Renaissance Hotels & Resorts
Occupancy	77.2%	3.1	% pts.	75.8%	2.4	% pts.
Average Daily Rate	$168.34	11.1%		$155.76	10.7%
RevPAR	$129.89	15.7%		$118.06	14.3%
Composite – Full-Service (3)
Occupancy	76.6%	0.8	% pts.	74.6%	1.1	% pts.
Average Daily Rate	$186.05	9.2%		$167.46	8.9%
RevPAR	$142.47	10.3%		$124.91	10.5%
Courtyard
Occupancy	75.2%	0.7	% pts.	76.5%	1.2	% pts.
Average Daily Rate	$119.35	11.2%		$116.91	9.7%
RevPAR	$89.71	12.3%		$89.45	11.3%
Fairfield Inn
Occupancy	nm	nm		74.5%	2.2	% pts.
Average Daily Rate	nm	nm		$81.72	9.1%
RevPAR	nm	nm		$60.85	12.4%
SpringHill Suites
Occupancy	78.5%	0.7	% pts.	78.3%	1.8	% pts.
Average Daily Rate	$103.79	11.9%		$99.16	10.0%
RevPAR	$81.47	12.9%		$77.65	12.5%
Composite – Select-Service (4)
Occupancy	75.6%	0.7	% pts.	76.0%	1.5	% pts.
Average Daily Rate	$117.42	11.3%		$104.41	9.5%
RevPAR	$88.82	12.5%		$79.40	11.7%
Residence Inn
Occupancy	82.0%	0.4	% pts.	81.9%	0.8	% pts.
Average Daily Rate	$118.38	8.8%		$113.72	8.2%
RevPAR	$97.12	9.3%		$93.12	9.2%
TownePlace Suites
Occupancy	79.4%	1.6	% pts.	79.4%	1.4	% pts.
Average Daily Rate	$78.00	11.0%		$79.25	10.3%
RevPAR	$61.95	13.3%		$62.96	12.2%
Composite – Extended-Stay (4)
Occupancy	81.6%	0.7	% pts.	81.5%	0.9	% pts.
Average Daily Rate	$111.35	9.0%		$107.76	8.4%
RevPAR	$90.84	9.8%		$87.78	9.6%
Composite – All (5)
Occupancy	77.0%	0.8	% pts.	76.5%	1.2	% pts.
Average Daily Rate	$155.80	9.6%		$129.78	8.9%
RevPAR	$119.92	10.7%		$99.26	10.7%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.
(2)	Statistics for The Ritz-Carlton are for March through May.
(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.
(4)	Select-Service composite statistics include properties for the Courtyard, SpringHill Suites and Fairfield Inn brands. Extended-Stay composite statistics include properties for the Residence Inn and TownePlace Suites brands.
(5)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Twenty-Four Weeks Ended June 16, 2006	Change vs. 2005		Twenty-Four Weeks Ended June 16, 2006	Change vs. 2005
Marriott Hotels & Resorts (1)
Occupancy	72.8%	-	% pts.	71.4%	0.9	% pts.
Average Daily Rate	$169.07	8.7%		$155.69	8.4%
RevPAR	$123.14	8.7%		$111.14	9.8%
The Ritz-Carlton (2)
Occupancy	75.3%	3.5	% pts.	75.3%	3.5	% pts.
Average Daily Rate	$321.50	5.6%		$321.50	5.6%
RevPAR	$242.14	10.8%		$242.14	10.8%
Renaissance Hotels & Resorts
Occupancy	74.1%	2.8	% pts.	72.8%	2.5	% pts.
Average Daily Rate	$162.72	10.1%		$152.58	9.9%
RevPAR	$120.54	14.5%		$111.09	13.7%
Composite – Full-Service (3)
Occupancy	73.2%	0.7	% pts.	71.8%	1.3	% pts.
Average Daily Rate	$181.45	8.7%		$164.59	8.5%
RevPAR	$132.89	9.8%		$118.18	10.4%
Courtyard
Occupancy	71.8%	0.4	% pts.	73.0%	1.1	% pts.
Average Daily Rate	$119.10	11.2%		$115.95	9.6%
RevPAR	$85.45	11.9%		$84.63	11.3%
Fairfield Inn
Occupancy	nm	nm		70.1%	2.4	% pts.
Average Daily Rate	nm	nm		$80.74	9.4%
RevPAR	nm	nm		$56.59	13.2%
SpringHill Suites
Occupancy	73.2%	-0.7	% pts.	74.5%	1.8	% pts.
Average Daily Rate	$102.56	11.2%		$98.38	10.0%
RevPAR	$75.11	10.1%		$73.33	12.7%
Composite – Select-Service (4)
Occupancy	72.0%	0.3	% pts.	72.2%	1.5	% pts.
Average Daily Rate	$117.15	11.3%		$103.55	9.4%
RevPAR	$84.40	11.8%		$74.80	11.9%
Residence Inn
Occupancy	79.4%	0.2	% pts.	79.5%	1.1	% pts.
Average Daily Rate	$117.56	9.4%		$112.88	8.2%
RevPAR	$93.31	9.8%		$89.79	9.6%
TownePlace Suites
Occupancy	75.8%	1.4	% pts.	76.1%	1.5	% pts.
Average Daily Rate	$77.66	11.2%		$78.99	10.5%
RevPAR	$58.88	13.2%		$60.10	12.6%
Composite – Extended-Stay (4)
Occupancy	78.7%	0.4	% pts.	78.9%	1.1	% pts.
Average Daily Rate	$110.70	9.6%		$107.09	8.4%
RevPAR	$87.16	10.2%		$84.52	10.0%
Composite – All (5)
Occupancy	73.6%	0.6	% pts.	73.3%	1.4	% pts.
Average Daily Rate	$152.69	9.4%		$128.05	8.7%
RevPAR	$112.42	10.3%		$93.91	10.8%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.
(2)	Statistics for The Ritz-Carlton are for March through May.
(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.
(4)	Select-Service composite statistics include properties for the Courtyard, SpringHill Suites and Fairfield Inn brands. Extended-Stay composite statistics include properties for the Residence Inn and TownePlace Suites brands.
(5)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton,

Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

	Comparable Company-Operated International Properties (1), (2)			Comparable Systemwide International Properties (1), (2)
	Three Months Ended May 31, 2006	Change vs. 2005		Three Months Ended May 31, 2006	Change vs. 2005
Caribbean & Latin America (3)
Occupancy	77.7%	3.8	% pts.	75.8%	2.0	% pts.
Average Daily Rate	$167.65	10.2%		$164.26	9.7%
RevPAR	$130.27	16.0%		$124.45	12.6%
Continental Europe (3)
Occupancy	73.8%	3.7	% pts.	71.3%	3.2	% pts.
Average Daily Rate	$143.45	4.8%		$146.06	6.0%
RevPAR	$105.81	10.3%		$104.11	11.1%
United Kingdom (3)
Occupancy	78.7%	3.5	% pts.	74.1%	2.2	% pts.
Average Daily Rate	$212.32	8.6%		$197.60	7.9%
RevPAR	$167.12	13.7%		$146.49	11.3%
Middle East & Africa (3)
Occupancy	74.1%	-1.3	% pts.	73.3%	-1.4	% pts.
Average Daily Rate	$146.13	15.5%		$137.09	16.3%
RevPAR	$108.24	13.5%		$100.52	14.2%
Asia Pacific (3), (4)
Occupancy	76.2%	1.1	% pts.	76.4%	1.0	% pts.
Average Daily Rate	$127.60	9.2%		$128.13	8.4%
RevPAR	$97.21	10.8%		$97.91	9.8%
The Ritz-Carlton International
Occupancy	71.9%	-2.7	% pts.	71.9%	-2.7	% pts.
Average Daily Rate	$227.60	11.0%		$227.60	11.0%
RevPAR	$163.71	7.1%		$163.71	7.1%
Total Composite International (5)
Occupancy	75.5%	1.7	% pts.	74.4%	1.1	% pts.
Average Daily Rate	$152.37	8.6%		$150.77	9.0%
RevPAR	$115.01	11.1%		$112.16	10.7%
Total Worldwide (6)
Occupancy	76.6%	1.0	% pts.	76.1%	1.2	% pts.
Average Daily Rate	$154.86	9.4%		$133.33	9.0%
RevPAR	$118.56	10.8%		$101.49	10.7%

(1)	International financial results are reported on a period-end basis, while international statistics are reported on a month-end basis.
(2)	The comparison to 2005 is on a constant dollar basis and includes results for March through May. Excludes North America (except for Worldwide).
(3)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and Courtyard brands. Does not include The Ritz-Carlton brand.
(4)	Excludes Hawaii.
(5)	Includes Hawaii.
(6)	Includes international statistics for the three calendar months ended May 30, 2006, and May 30, 2005, and North American statistics for the twelve weeks ended June 16, 2006, and June 17, 2005. Includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

	Comparable Company-Operated International Properties (1), (2)			Comparable Systemwide International Properties (1), (2)
	Five Months Ended May 31, 2006	Change vs. 2005		Five Months Ended May 31, 2006	Change vs. 2005
Caribbean & Latin America (3)
Occupancy	78.2%	3.4	% pts.	75.0%	2.7	% pts.
Average Daily Rate	$171.92	8.8%		$164.09	7.2%
RevPAR	$134.44	13.8%		$123.05	11.2%
Continental Europe (3)
Occupancy	68.6%	3.0	% pts.	66.2%	2.7	% pts.
Average Daily Rate	$138.61	3.6%		$140.68	4.9%
RevPAR	$95.06	8.4%		$93.17	9.3%
United Kingdom (3)
Occupancy	75.7%	3.2	% pts.	70.7%	2.7	% pts.
Average Daily Rate	$210.06	9.2%		$194.83	8.0%
RevPAR	$159.02	14.0%		$137.66	12.4%
Middle East & Africa (3)
Occupancy	70.5%	-2.6	% pts.	69.9%	-2.6	% pts.
Average Daily Rate	$147.34	15.3%		$139.23	16.5%
RevPAR	$103.86	11.2%		$97.33	12.3%
Asia Pacific (3), (4)
Occupancy	75.0%	1.4	% pts.	75.2%	1.2	% pts.
Average Daily Rate	$124.10	10.4%		$125.27	10.0%
RevPAR	$93.13	12.5%		$94.17	11.8%
The Ritz-Carlton International
Occupancy	69.6%	-2.9	% pts.	69.6%	-2.9	% pts.
Average Daily Rate	$222.84	9.9%		$222.84	9.9%
RevPAR	$155.04	5.4%		$155.04	5.4%
Total Composite International (5)
Occupancy	73.1%	1.4	% pts.	71.8%	1.1	% pts.
Average Daily Rate	$150.23	8.6%		$148.05	8.5%
RevPAR	$109.75	10.7%		$106.26	10.2%
Total Worldwide (6)
Occupancy	73.5%	0.8	% pts.	73.1%	1.3	% pts.
Average Daily Rate	$152.10	9.2%		$130.96	8.7%
RevPAR	$111.78	10.4%		$95.74	10.7%

(1)	International financial results are reported on a period-end basis, while international statistics are reported on a month-end basis.
(2)	The comparison to 2005 is on a constant dollar basis and includes results for January through May. Excludes North America (except for Worldwide).
(3)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and Courtyard brands. Does not include The Ritz-Carlton brand.
(4)	Excludes Hawaii.
(5)	Includes Hawaii.
(6)	Includes international statistics for the five calendar months ended May 30, 2006, and May 30, 2005, and North American statistics for the twenty-four weeks ended June 16, 2006, and June 17, 2005. Includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

Full-Service Lodging includes the Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts brands. Since the second quarter of 2005, across our Full-Service Lodging segment, we have added 30 hotels (8,723 rooms) and deflagged 11 hotels (3,931 rooms).

($ in millions)	Twelve Weeks Ended			Twenty-Four Weeks Ended
	June 16, 2006	June 17, 2005	Change 2006/2005	June 16, 2006	June 17, 2005	Change 2006/2005
Revenues	$1,937	$1,751	11%	$3,779	$3,380	12%

Segment results	$169	$30	463%	$358	$146	145%

Twelve weeks. RevPAR for comparable company-operated North American full-service hotels increased 10.3 percent to $142.47. Occupancy for these hotels increased slightly to 76.6 percent, while average daily rates increased 9.2 percent to $186.05.

Financial results for our international operations were strong across most regions, generating an 11.1 percent RevPAR increase for comparable company-operated hotels. Occupancy increased 1.7 percentage points, while average daily rates increased to $152.37. Demand was particularly strong in China, Mexico, Australia, the Caribbean, the United Kingdom, and the Middle East which all had very strong RevPAR increases. Performance in Continental Europe was strong in the 2006 second quarter as business transient and group customers drove demand in advance of this summer’s World Cup competition.

Our second quarter 2006 segment results as compared to the prior year reflect a $25 million increase in base management, incentive management and franchise fees and $8 million of increased owned, leased and other revenue net of direct expenses. The increase in fees is largely due to stronger RevPAR, driven primarily by rate increases which favorably impacted property-level house profits and to productivity improvements and the growth in the number of rooms. The $19 million increase in owned and leased revenue net of direct expenses was primarily attributable to properties acquired since the end of the 2005 second quarter, including the CTF properties as noted earlier in the “Revenues” discussion, partially offset by $11 million of lower other income in 2006 attributable to our receipt in 2005 of a $10 million termination fee versus no similar fee in 2006.

General, administrative and other expenses decreased $127 million reflecting, among other things, the impact of a charge in 2005 of $94 million as a result of a non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements as a result of the CTF transaction and $18 million of expenses associated with our bedding incentive program, partially offset by increases in ordinary costs such as wages and benefits. In addition, general, administrative and other expenses in 2005 included a $12 million performance cure payment charge and a $4 million charge associated with guarantees versus the reversal of a $4 million guarantee charge in 2006.

Gains and other income decreased $18 million in the 2006 second quarter versus the prior year quarter, primarily as a result of a $37 million non-cash charge in 2006 to adjust the carrying amount of a straight-line rent receivable associated with land we own and lease, as further described in the “Expected Land Sale” caption later in this report. In addition, prior year gains included $13 million of gains associated with the sale or repayment before maturity of loans associated with three properties while 2006 gains and other income include $27 million of higher gains associated with the sale of joint venture investments and higher real estate sales gains and other income of $6 million. Equity results were $3 million lower than last year primarily as a result of the sale in 2006 of two joint venture investments.

Twenty-four weeks. RevPAR for comparable company-operated North American full-service hotels increased 9.8 percent to $132.89. Occupancy for these hotels increased slightly to 73.2 percent, while average daily rates increased 8.7 percent to $181.45.

Financial results for our international operations were strong across most regions, generating a 10.7 percent RevPAR increase for comparable company-operated hotels. Occupancy increased 1.4 percentage points, while average daily rates increased to $150.23. Demand was particularly strong in China, Mexico, Australia, the United Kingdom, and the Middle East which all had very strong RevPAR increases. Performance in Eastern Europe was solid in 2006 and while Western Europe had modest RevPAR improvements in the 2006 first quarter, Western Europe RevPAR improvements in the 2006 second quarter were very strong.

Compared to the first half of 2005, our results reflect a $45 million increase in base management, incentive management and franchise fees. Incentive fees for the first half of 2005 reflect $8 million of incentive fees recognized in 2005 that were calculated based on prior period results, but not earned and due until the first quarter of 2005. Similarly, base management fees for the first half of 2006 include $5 million of fees that were calculated based on prior period results, but not earned and due until the first quarter of 2006. The increase in fees is largely due to stronger RevPAR, driven primarily by rate increases which favorably impacted property-level house profits and to productivity improvements and the growth in the number of rooms. Owned, leased and other revenue net of direct expenses increased $34 million mainly as a result of properties acquired since the end of the 2005 second quarter, including the CTF properties. The $38 million year-over-year increase in 2006 in owned and leased revenue net of direct expenses was partially offset by $4 million of lower other revenue in 2006 primarily reflecting our receipt in 2005 of a $10 million termination fee versus a similar fee in 2006 of $4 million. Reflected in the $38 million increase, the year ago period included a $6 million charge for severance payments and other costs associated with the temporary closing of a leased property undergoing renovation in Ireland.

General, administrative and other expenses decreased $121 million reflecting, among other things, a charge in 2005 of $94 million associated with the CTF transaction and $18 million of expenses associated with our bedding incentive program, partially offset by the impact of increases in ordinary costs such as wages and benefits. In addition, general, administrative and other expenses in 2005 included $15 million of performance cure payments associated with two properties and a $4 million charge associated with guarantees. In 2006, general, administrative and other expenses included a $4 million performance cure payment charge and the reversal of guarantee charges totaling $4 million.

Gains and other income increased $17 million in the first half of 2006 versus the prior year period as a result of the redemption of preferred stock in a cost method joint venture which generated income of $25 million in 2006, $27 million of higher gains in 2006 associated with the sale of joint venture investments, and higher gains of $15 million in 2006 associated with real estate sales and other income. Partially offsetting the aforementioned increases were gains totaling $13 million in 2005 associated with the sale or repayment, before maturity, of loans associated with three properties. Gains and other income were further impacted by the $37 million non-cash charge recorded in 2006 associated with land we own and lease as described in the previous “Twelve weeks” discussion. Equity results were $6 million lower than the prior year period as a result of the sale of hotels by joint ventures and our sale of joint venture investments, offset to some extent by improved joint venture results reflecting the stronger demand environment.

Select-Service Lodging includes our Courtyard, Fairfield Inn and SpringHill Suites brands. Across our Select-Service Lodging segment, we have added 73 hotels (9,004 rooms) and deflagged 14 hotels (1,867 rooms) since the second quarter of 2005.

($ in millions)	Twelve Weeks Ended			Twenty-Four Weeks Ended
	June 16, 2006	June 17, 2005	Change 2006/2005	June 16, 2006	June 17, 2005	Change 2006/2005
Revenues	$332	$293	13%	$638	$565	13%

Segment results	$72	$48	50%	$117	$81	44%

Twelve weeks. RevPAR for comparable company-operated North American select-service hotels increased 12.5 percent to $88.82. Occupancy for these hotels increased 0.7 percentage points to 75.6 percent, while average daily rates increased 11.3 percent to $117.42.

The $24 million increase in segment results for the quarter primarily reflects a $18 million increase in base management, incentive management and franchise fees, flat equity results, $5 million of lower gains and other income, $3 million of lower owned, leased and other revenue net of direct expenses and $14 million of lower general, administrative and other expenses. The increase in fees is largely due to higher RevPAR, driven primarily by rate increases, which impacted property-level house profits and to productivity improvements and the growth in the number of rooms. Increased demand at renovated properties is also favorably impacting fees. Lower gains and other income in 2006 reflects gain recognition in 2005 of $10 million associated with the repayment before maturity of a loan we made to the Courtyard Joint Venture, partially offset by higher gains and other income of $5 million in 2006 associated with the sale of a joint venture investment, improved cost method joint venture income and real estate sales gains. The improvement in general, administrative and other expense primarily reflects the recognition in 2005 of expense totaling $7 million in conjunction with our bedding incentive program and a $3 million guarantee charge versus a $1 million reversal of a guarantee charge in 2006. The decrease in owned, leased and other revenue net of direct expenses reflects lower lease revenue as a result of our sale, late in 2005, of a portfolio of land underlying 75 Courtyard hotels, partially offset by improved owned and leased results in 2006 reflecting the stronger demand.

Twenty-four weeks. RevPAR for comparable company-operated North American select-service hotels increased 11.8 percent to $84.40. Occupancy for these hotels increased slightly to 72.0 percent, while average daily rates increased 11.3 percent to $117.15.

The $36 million increase in segment results for the first half of 2006 primarily reflects a $29 million increase in base management, incentive management and franchise fees, $4 million of increased equity results, $2 million of lower gains and other income, $7 million of lower owned, leased and other revenue net of direct expenses and $12 million of lower general, administrative and other expenses. The increase in fees is largely due to higher RevPAR, driven primarily by rate increases, which impacted property-level house profits and to productivity improvements and the growth in the number of rooms. Increased demand at renovated properties is also favorably impacting fees. The decrease in owned, leased and other revenue net of direct expenses reflects lower lease revenue as a result of our sale, late in 2005, of a portfolio of land underlying 75 Courtyard hotels, partially offset by improved owned and leased results in 2006 reflecting the stronger demand. The decrease in general, administrative and other expenses of $12 million is attributable to the recognition of expenses in 2005 totaling $7 million associated with our bedding incentive program and a $3 million charge associated with a guarantee versus a $1 million reversal of a guarantee charge in 2006. Improved equity results in 2006 versus the year ago period reflect the impact of a stronger demand environment in 2006, new joint ventures in 2006 and the impact of owning a 50 percent interest in the Courtyard Joint Venture through the first quarter of 2005 versus owning a 21 percent interest in the joint venture thereafter. While the Courtyard Joint Venture experienced losses in both the 2005 and 2006 second quarter year-to-date periods, the losses were lower in 2006 reflecting the impact of property renovations and stronger demand.

Extended-Stay Lodging includes our Residence Inn, TownePlace Suites, Marriott Executive Apartments and Marriott ExecuStay brands. Since the second quarter of 2005, across our Extended-Stay Lodging segment, we have added 32 hotels (4,108 rooms) and deflagged one hotel (88 rooms).

($ in millions)	Twelve Weeks Ended			Twenty-Four Weeks Ended
	June 16, 2006	June 17, 2005	Change 2006/2005	June 16, 2006	June 17, 2005	Change 2006/2005
Revenues	$156	$136	15%	$300	$262	15%

Segment results	$26	$13	100%	$46	$29	59%

Twelve weeks. RevPAR for comparable company-operated hotels increased 9.8 percent to $90.84. Occupancy for these hotels increased 0.7 percentage points to 81.6 percent, while average daily rates increased 9.0 percent to $111.35.

Our base and incentive management fees were $4 million higher than last year while our franchise fees, principally associated with our Residence Inn brand, increased $4 million. The increase in management and franchise fees is largely due to higher RevPAR and to the growth in the number of rooms. Compared to the prior year, general, administrative and other expenses were lower by $5 million. General, administrative and other expenses in 2005 included $4 million of expenses associated with our bedding incentive program.

Twenty-four weeks. RevPAR for comparable company-operated North American extended-stay hotels increased 10.2 percent to $87.16. Occupancy for these hotels increased slightly to 78.7 percent, while average daily rates increased 9.6 percent to $110.70.

Our base and incentive management fees were $5 million higher than the last year period while our franchise fees, principally associated with our Residence Inn brand, increased $8 million. The increase in management and franchise fees is largely due to higher RevPAR and to the growth in the number of rooms. Compared to the prior year period, general, administrative and other expenses were lower by $2 million. General, administrative and other expenses in 2005 included $4 million of expenses associated with our bedding incentive program.

Timeshare includes our Marriott Vacation Club International, The Ritz-Carlton Club, Grand Residences by Marriott and Horizons by Marriott Vacation Club brands.

($ in millions)	Twelve Weeks Ended			Twenty-Four Weeks Ended
	June 16, 2006	June 17, 2005	Change 2006/2005	June 16, 2006	June 17, 2005	Change 2006/2005
Revenues	$387	$383	1%	$743	$782	-5%

Segment results	$68	$80	-15%	$119	$143	-17%

Twelve weeks. Timeshare segment revenues of $387 million in 2006 and $383 million in 2005 include interval, fractional and whole ownership sales, base management fees, resort rental fees and cost reimbursements. Timeshare contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare intervals before adjustment for percentage of completion accounting and increased 40 percent in 2006 versus the prior year with projects selling out faster than anticipated. Several newer projects are experiencing strong sales and have not yet reached reportability thresholds, while some older projects offer limited remaining inventory. These constraints resulted in a decline in timeshare interval, fractional and whole ownership sales and services revenue of 1 percent to $331 million in the second quarter of 2006 versus $335 million in 2005.

The $12 million decline in segment results versus the prior year primarily reflects a $24 million decrease in timeshare interval, fractional and whole ownership sales and services revenue net of direct expenses, primarily reflecting limited available inventory for some older projects and newer projects that have not yet reached reportability levels, but have significant sales and marketing costs which were recognized. Gains were favorable in 2006 by $13 million versus the prior year and reflect a $40 million note sale gain in the second quarter of 2006, versus a gain of only $29 million in the prior year period. General, administrative and other expenses increased $4 million versus the year ago period, reflecting higher program and joint venture development expenses and customary increases in ordinary costs such as wages and benefits. Equity income increased $3 million in 2006 versus the prior year.

Twenty-four weeks. Timeshare segment revenues totaled $743 million for the first half of 2006 and $782 million in the first half of 2005. The constraint on available inventory at some older projects coupled with newer projects that have not reached reportability thresholds, as noted above, resulted in a decline in timeshare interval, fractional and whole ownership sales and services revenue of 6 percent to $637 million in the first half of 2006 versus $681 million in the first half of 2005. Versus the year ago period, contract sales increased 15 percent.

The $24 million decline in segment results versus the prior year period reflects a $32 million decrease in timeshare interval, fractional and whole ownership sales and services revenue net of direct expenses, primarily reflecting limited available inventory for some older projects and newer projects that have not reached reportability levels, but have significant sales and marketing costs which were recognized. Compared to the year ago period, gains increased by $9 million primarily as a result of a higher note sale gain in 2006 versus 2005 as described in the “Twelve weeks” discussion. Equity income increased $4 million in 2006 versus 2005. Additionally, general, administrative and other expenses increased $6 million in 2006 versus 2005 reflecting higher program and joint venture development expenses and customary increases in ordinary costs such as wages and benefits.

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

The tax credits available under Section 29 of the Internal Revenue Code for the production and sale of synthetic fuel in any given year are phased out if oil prices in that year are above certain thresholds. As a result of high oil prices in the first several weeks of 2006, we elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006, we restarted production and took certain steps to minimize losses that could occur from that date through March 31, 2006, if more than a majority of those tax credits are phased out in 2006 as a result of high oil prices.

Early in our 2006 second quarter, with oil prices again averaging well above the starting point of the projected 2006 phase-out range for the first few months of the year, we suspended all production at our synthetic fuel facilities in order to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006. Production at our synthetic fuel facilities remains suspended as of the filing date of this report. We will continue to monitor the situation and will revisit production levels as we move forward through the remainder of 2006.

In late February 2006, an explosion occurred at our feedstock supplier’s underground coal mine which is adjacent to our Alabama production facilities, and the mine remains closed as of the filing date of this report.

Early in the 2006 second quarter, we decided to proceed with the relocation of one of our Alabama production facilities (the “Relocated Facility”) to a new site in Indiana. We expect that the relocation process will be completed by the end of July. We expect to execute a site lease and coal purchase agreements for the Relocated Facility with the owner of the adjacent coal mine, as well as negotiate sales contracts with synthetic fuel purchasers. We plan to enter into contracts that will generally be cancelable by us in the event that we choose not to operate the facility or that the synthetic fuel produced at the Relocated Facility does not qualify for tax credits under Section 29. If we elect to reverse the current production suspension and resume production at our synthetic fuel facilities, our access to feedstock coal at the one facility remaining in Alabama could be substantially impaired if the damaged mine has not fully reopened. In connection with the relocation of one of our Alabama production facilities, early in our 2006 second quarter, we executed an agreement that amends our site lease and other agreements with our Alabama site host to reflect that we now have only one production facility located in Alabama.

The table that follows details the impact of our Synthetic Fuel segment on our income before cumulative effect of change in accounting principle for the second quarters of 2006 and 2005. Our management evaluates the figures presented in the “Before Syn. Fuel Impact” columns because management expects the Synthetic Fuel segment will no longer have a material impact on our business after the Internal Revenue Code synthetic fuel tax credits expire at the end of 2007 and because the presentation reflects the results of our core Lodging operations. Management also believes that these presentations facilitate the comparison of our results with the results of other lodging companies. However, the figures presented in the “Before Syn. Fuel Impact” columns are non-GAAP financial measures, may be calculated and/or presented differently than presentations of other companies, and are not alternatives to operating income, total tax (provision) benefit, income before cumulative effect of change in accounting principle, or any other operating measure prescribed by U.S. generally accepted accounting principles.

($ in millions)	Twelve Weeks Ended June 16, 2006			Twelve Weeks Ended June 17, 2005
	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact
Operating income (loss)	$234	$(18)	$252	$41	$(36)	$77
Gains and other income	48	3	45	63	8	55
Interest income, provision for loan losses and interest expense	(17)	2	(19)	4	—	4
Equity in earnings	6	—	6	6	—	6

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	271	(13)	284	114	(28)	142

Tax (provision) benefit	(96)	6	(102)	(39)	9	(48)
Tax credits	11	11	—	59	59	—

Total tax (provision) benefit	(85)	17	(102)	20	68	(48)

Income before minority interest and cumulative effect of change in accounting principle	186	4	182	134	40	94
Minority interest	—	—	—	4	4	—

Income before cumulative effect of change in accounting principle	$186	$4	$182	$138	$44	$94

Twelve weeks. The synthetic fuel operation generated revenue of $39 million and $98 million for the twelve weeks ended June 16, 2006 and June 17, 2005, respectively, primarily due to lower production in 2006. Lower gains and other income in 2006 reflects lower earn-out payments received from our partner, and lower minority interest income reflects the 2006 redemption of our partner’s interest in SAFE II. Compared to the year ago quarter, income before cumulative effect of change in accounting principle associated with the Synthetic Fuel segment declined from $44 million in the 2005 second quarter to $4 million in the 2006 second quarter, primarily as a result of both lower production and an estimated 38 percent phase-out of tax credits due to high oil prices in 2006.

The table below details the impact of our Synthetic Fuel segment on our income before cumulative effect of change in accounting principle for the twenty-four weeks ended June 16, 2006 and June 17, 2005:

($ in millions)	Twenty-Four Weeks Ended June 16, 2006			Twenty-Four Weeks Ended June 17, 2005
	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact
Operating income (loss)	$437	$(45)	$482	$199	$(81)	$280
Gains and other income (expense)	82	(1)	83	58	(1)	59
Interest income, provision for loan losses and interest expense	(31)	2	(33)	(4)	—	(4)
Equity in earnings	3	—	3	1	—	1

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	491	(44)	535	254	(82)	336

Tax (provision) benefit	(173)	14	(187)	(91)	24	(115)
Tax credits	32	32	—	106	106	—

Total tax (provision) benefit	(141)	46	(187)	15	130	(115)

Income before minority interest and cumulative effect of change in accounting principle	350	2	348	269	48	221
Minority interest	6	5	1	14	14	—

Income before cumulative effect of change in accounting principle	$356	$7	$349	$283	$62	$221

Twenty-four weeks. The synthetic fuel operation generated revenue of $96 million and $206 million for the twenty-four weeks ended June 16, 2006 and June 17, 2005, respectively, primarily due to lower production in 2006. Lower minority interest income reflects the 2006 redemption of our partner’s interest in SAFE II. Compared to the year ago period, income before cumulative effect of change in accounting principle associated with the Synthetic Fuel segment declined from $62 million in the first half of 2005 to $7 million in the first half of 2006, primarily as a result of both lower production and an estimated 38 percent phase-out of tax credits due to high oil prices in 2006.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (revised 2004), “Share-Based Payment,” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation,” (“FAS No. 123”). FAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and amends FAS No. 95, “Statement of Cash Flows.” We adopted FAS No. 123R on the first day of our 2006 first quarter using the modified prospective method. Accordingly, we have not restated prior period amounts.

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

Previously, under FAS No. 123 and APB Opinion No. 25, we accounted for our share-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25 and did not record share-based compensation costs for our Stock Option Program awards. Under FAS No. 123 and APB Opinion No. 25, we did record compensation expense totaling $14 million ($10 million net of tax) in the 2005 second quarter, and $27 million ($18 million net of tax) in the first half of 2005 related to grants of our deferred shares, restricted shares and restricted stock units.

Under FAS No. 123R, we record compensation expense for the cost of stock options, share appreciation rights, deferred shares, restricted shares and restricted stock units. We recorded share-based compensation expense of $25 million ($16 million after-tax or $0.04 per basic share and $0.04 per diluted share) in the 2006 second quarter. For the first half of 2006, we have recorded share-based compensation expense of $50 million ($32 million after-tax or $0.08 per basic share and $0.07 per diluted share). Compensation costs related to unvested awards not yet recognized totaled $236 million at June 16, 2006, and the weighted average period over which the costs are expected to be recognized is two years.

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

In connection with the adoption of FAS No. 123R, we reviewed, among other things, our forfeiture and volatility assumptions. Estimated volatility for 2006 was based on the historical share-price volatility for a period equal to the stock option’s or share appreciation right’s expected lives, ending on the day of grant, and calculated based on weekly data. The weighted average expected stock option or share appreciation right term for 2006 is a product of the lattice-based binomial valuation model which uses suboptimal exercise factors to calculate the expected term.

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

The adoption of FAS No. 123R in 2006 resulted in the recognition of incremental share-based compensation costs in the 2006 second quarter of $8 million, pre-tax, a reduction in net income of $5 million (net of tax benefits of $3 million) and a reduction of both basic and diluted earnings per share of $0.01. For the first half of 2006, the adoption of FAS No. 123R resulted in the recognition of incremental share-based compensation costs of $17 million, pre-tax, a reduction in net income of $11 million (net of tax benefits of $6 million) and a reduction of both basic and diluted earnings per share of $0.03. In accordance with FAS No. 123R, we present the tax benefits resulting from the exercise of share-based awards as financing cash flows. Prior to the adoption of FAS No. 123R, we reported the tax benefits resulting from the exercise of share-based awards as operating cash flows. The adoption of FAS No. 123R resulted in a decrease in the first half of 2006 of $80 million in cash flows from operating activities and an increase of $80 million in cash flows from financing activities related to excess tax benefits from share-based awards. The aggregate amount of cash we received from the exercise of stock options granted under share-based payment arrangements was $82 million and $87 million for the second quarter year-to-date periods of 2006 and 2005, respectively.

We estimate that the adoption of FAS No. 123R will result in total incremental pre-tax expense in fiscal year 2006 of approximately $37 million based on our current share-based payment compensation plans, assumptions reflecting currently available information, and recent interpretations related to accounting for share-based awards granted to eligible retirees.

Under the provisions of FAS No. 123R, the deferred compensation line on our Condensed Consolidated Balance Sheet, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented. Accordingly, the amount that had been on the “Deferred compensation” line at year-end 2005 was reversed in the 2006 first quarter through the “Additional paid-in-capital” line on our Condensed Consolidated Balance Sheet. See Footnote No. 11, “Share-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements for additional information regarding the adoption of FAS No. 123R.

Investment In Leveraged Lease

At June 16, 2006, we had a $23 million investment in an aircraft leveraged lease with Delta Air Lines, Inc. (“Delta”), which we acquired in 1994. The gross investment is comprised of rentals receivable and the residual value of the aircraft offset by unearned income. On September 14, 2005, Delta filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and informed us that it wished to restructure the lease. As a result, we believe our investment is impaired and have recorded a pre-tax charge of approximately $17 million in 2005, leaving a net exposure of $6 million.

Expected Land Sale

In 1988, the Company as landlord, entered into a 59 year ground lease with a lessee for land which was improved with a hotel and is owned by the lessee. The hotel was previously branded a Marriott property; however, currently it is not. The lease contains contractual rental increases over the term of the lease, and annual ground rent on the land currently totals approximately $5 million. The lease also contains a provision that permits the lessee, under certain circumstances, to purchase the land for a fixed price. The Company and the lessee have had various discussions concerning the land as well as the hotel. During the 2006 second quarter, it became probable that none of the proposed transactions were acceptable to both parties, and the lessee indicated its intent to exercise its option to purchase the land. Accordingly, in the 2006 second quarter, we reclassified the land from the “Property and equipment” caption in our Condensed Consolidated Balance

Sheet to the “Assets held for sale” caption and recorded a $37 million non-cash charge to adjust the carrying amount of the related straight-line rent receivable. Additional amounts may be due us depending on the lessee’s use of the land subsequent to purchase; however, such amounts will only be recorded if and when paid.

Future Adoption of Accounting Standard

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and our Credit Facilities

We are party to a $2.0 billion multicurrency revolving credit agreement which supports our commercial paper program and letters of credit. We executed an amendment that extended the maturity date for $1.955 billion of commitments under this agreement by one year to June 6, 2011, effective as of June 6, 2006. The remaining $45 million commitment still matures June 6, 2010. We do not anticipate that fluctuations in the availability of the commercial paper market will affect our liquidity because of the flexibility provided by our credit facility. We classify commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis.

At June 16, 2006, our available borrowing capacity amounted to $2.222 billion and reflected borrowing capacity at $2.0 billion under the credit facility plus our cash balance of $364 million, less the letters of credit outstanding under the facility of $101 million and $41 million of outstanding commercial paper supported by the facility. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements. We periodically evaluate opportunities to sell additional debt or equity securities, obtain credit facilities from lenders or repurchase, refinance or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position.

Cash and equivalents totaled $364 million at June 16, 2006, an increase of $161 million from year-end 2005, reflecting activity for the twenty-four weeks ended June 16, 2006, including: purchases of treasury stock ($588 million); commercial paper repayments ($462 million); equity and cost method investments ($73 million); capital expenditures ($153 million); dividend payments ($43 million) and other cash outflows net of other cash inflows ($114 million). Partially offsetting these cash outflows were cash inflows associated with the following: strong operations ($375 million); long-term debt issuance net of repayments ($341 million); dispositions ($716 million); and common stock issuances ($162 million).

In the 2006 first quarter, we reclassified certain prior year amounts to conform to our 2006 presentation. The reclassifications were primarily associated with Timeshare segment inventory which is now a component of “Current assets” in our Condensed Consolidated Balance Sheet and was previously a component of “Property and equipment.” In addition, as noted in the earlier “FAS No. 123 (revised 2004), Share-Based Compensation” discussion, the deferred compensation line on our Condensed Consolidated Balance Sheet, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented. Accordingly, the amount that had been on the “Deferred compensation” line at year-end 2005 was reversed in 2006 through the “Additional paid-in-capital” line on our Condensed Consolidated Balance Sheet.

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

	Twenty-Four Weeks Ended
($ in millions)	June 16, 2006	June 17, 2005
Timeshare segment development, less cost of sales	$(29)	$52
New Timeshare segment mortgages, net of collections	(188)	(192)
Loan repurchases	(11)	(10)
Financially reportable sales less than (in excess of) closed sales	46	(48)
Note sale gains	(40)	(29)
Note sale proceeds	242	176
Collection on retained interests in notes sold and servicing fees	43	37
Other cash inflows	2	11

Net cash inflows (outflows) from Timeshare segment activity	$65	$(3)

Asset Securitizations and Other

In June 2006, we sold $250 million of notes receivable generated by our Timeshare segment in connection with the sale of timeshare interval, fractional and whole ownership products. In conjunction with the sale of the notes receivable, we received net proceeds of $242 million, retained residual interests of $47 million, and recorded a gain of $40 million. We used the following key assumptions to measure the fair value of the residual interests: discount rate of 9.43 percent; expected annual prepayments, including defaults, of 16.9 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 33 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 31 months. Our key assumptions are based on our experience with other Timeshare segment notes receivable that we originate.

Debt

As of the end of the 2006 second quarter, debt decreased by $176 million as compared to year-end 2005 due to the second quarter 2006 issuance of $349 million (book value) of Series H Senior notes (described more fully below), net commercial paper repayments in 2006 of $458 million and other debt decreases of $67 million.

On June 9, 2006, we entered into a Terms Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and other Underwriters to sell $350 million aggregate principal amount of 6.200 percent Series H Notes due 2016 (the “Notes”). The offering of the Notes closed on June 14, 2006. We received net proceeds of approximately $347 million from this offering, after deducting a discount, underwriting fees, and other expenses, and we used these proceeds to repay commercial paper borrowings and for general corporate purposes.

Interest on the Notes will be paid on June 15 and December 15 of each year, commencing on December 15, 2006. The Notes will mature on June 15, 2016, and are redeemable, in whole or in part, at any time and from time to time under the terms provided in the Form of Note. The Notes were issued under an indenture with JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, dated as of November 16, 1998.

Share Repurchases

We purchased 17.7 million shares of our Class A Common Stock during the twenty-four weeks ended June 16, 2006, at an average price of $35.30 per share. See Part II, Item 2 of this Form 10-Q for additional information on the Company’s share repurchases.

Dispositions

As discussed in more detail in Footnote No. 7, “Acquisitions and Dispositions,” of the Notes to Condensed Consolidated Financial Statements, we sold our interest in the 50/50 joint venture with Whitbread PLC (“Whitbread”) which held 46 hotels consisting of more than 8,000 rooms, and we received approximately $164 million in cash, net of transaction costs. We continue to manage the hotels under the Marriott Hotels & Resorts and Renaissance Hotels & Resorts brands pursuant to new long-term management agreements that were entered into concurrent with the sale. For additional information regarding this joint venture, see Footnote No. 9, “Marriott and Whitbread Joint Venture,” in our 2005 Annual Report on Form 10-K.

In 2006, we sold eight full-service properties for cash proceeds of $432 million, and we continue to manage the hotels pursuant to seven long-term management agreements and one long-term franchise agreement. During 2006, one cost method investee redeemed the preferred stock we held for $81 million in cash consideration, and we sold our minority interests in three joint ventures for cash proceeds of $37 million.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for fiscal year 2005. As noted earlier in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cumulative Effect of Change in Accounting Principle,” we adopted SOP 04-2 in the 2006 first quarter. As a result of the adoption, we now record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time we recognize profit on a timeshare sale. Since the date of the 2005 Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them, other than as described in the preceding sentence.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed since December 30, 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(11)	organized labor activities, including those in San Francisco, Los Angeles, Waikiki Beach in Hawaii and Boston where some of our hotels are subject to collective bargaining agreements that will expire in 2006.

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

Actions by organized labor could reduce our profits in certain major market cities. Employees at certain of our managed hotels are covered by collective bargaining agreements that will expire in 2006. These agreements affect eight hotels in San Francisco, Los Angeles, Waikiki Beach in Hawaii and Boston. Potential labor activities could cause the diversion of business to hotels that are not involved in the negotiations, loss of group business in the affected cities and perhaps other cities and/or increased labor costs. In 2005, affected hotels in these cities contributed approximately 1 percent of our combined base management, incentive management and franchise fee revenue. In 2005, we earned approximately 3 percent of our combined base management, incentive management and franchise fee revenue from downtown hotels (union and non-union) in affected markets.

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

Operating risks at our synthetic fuel operations could reduce the tax benefits generated by those facilities. The Company owns an interest in four synthetic fuel production facilities. The Internal Revenue Code provides tax credits for the production and sale of synthetic fuels produced from coal through 2007. Although our synthetic fuel facilities incur significant losses, those losses are more than offset by the tax credits generated, which reduce our income tax expense. Problems related to supply, production and demand at any of the synthetic fuel facilities, the power plants and other end users that buy synthetic fuel from the facilities, or the coal mines from which the facilities buy coal could diminish the productivity of our synthetic fuel operations and adversely impact the ability of those operations to generate tax credits. In addition, if we elect to reverse the current production suspension and resume production at our synthetic fuel facilities, our access to feedstock coal at the one facility remaining in Alabama could be substantially impaired if our feedstock supplier’s adjacent mine has not fully reopened following an underground explosion in late February.

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

Assuming a 2 percent inflation adjustment factor for 2006 and assuming that the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains approximately the same in 2006 as it was in 2005, we currently estimate that the tax credits available for production and sale of synthetic fuel in 2006 would begin to be phased out if the average price of the benchmark NYMEX futures contract in 2006 exceeds approximately $60 and would be fully phased out if the average price of the benchmark NYMEX futures contract in 2006 exceeds approximately $75. The average price of the benchmark NYMEX futures contract for 2006, through June 16, 2006, was $66.23. As a result of high oil prices in the first several weeks of 2006, we elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006, we restarted production and took certain steps to minimize losses that could occur from that date through March 31, 2006, if more than a majority of those tax credits are phased out in 2006 as a result of high oil prices. Early in the 2006 second quarter, with oil prices again averaging well above the starting point of the projected 2006 phase-out range for the first few months of the year, we suspended all production at our synthetic fuel facilities in order to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006. Production at our synthetic fuel facilities remains suspended as of the filing date of this report. We will continue to monitor the situation and will revisit production levels as we move forward through the remainder of 2006.

We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2006 or 2007 exceeds the applicable phase-out threshold for those years, the tax credits generated by our synthetic fuel facilities in those years could be reduced or eliminated, which would have a negative impact on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 25, 2006 – April 21, 2006	1.3	$34.87	1.3	27.2
April 22, 2006 – May 19, 2006	2.9	37.11	2.9	24.3
May 20, 2006 – June 16, 2006	6.3	36.08	6.3	18.0

(1)	On August 4, 2005, we announced that our Board of Directors increased by 50.0 million shares, the authorization to repurchase our Class A Common Stock for a total outstanding authorization of approximately 57.6 million shares on that date. All share and per share amounts in the preceding sentence and the table above have been adjusted to reflect the June 2006 stock split. The repurchase authorization is ongoing and does not have an expiration date. We repurchase shares in the open-market and in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on April 28, 2006. The shareholders (1) re-elected directors Richard S. Braddock, Floretta Dukes McKenzie and Lawrence M. Small; (2) ratified the appointment of Ernst & Young LLP as the Company’s principal independent auditor for fiscal 2006; (3) approved a management proposal to declassify the Board of Directors and establish annual election of all directors; and (4) approved a shareholder proposal requesting the election of directors by a majority of votes cast.

The following table sets forth the votes cast at the Annual Meeting of Shareholders on April 28, 2006, with respect to each of the matters described above. No adjustment has been reflected in the numbers below as a result of the June 2006 stock split.

MATTER	FOR	AGAINST	WITHHELD	ABSTAIN
Re-election of Richard S. Braddock	1,509,042,310	—	37,594,470	—
Re-election of Floretta Dukes McKenzie	1,493,202,720	—	53,434,060	—
Re-election of Lawrence M. Small	1,496,056,160	—	50,580,620	—
Ratification of appointment of Ernst & Young LLP as the Company’s principal independent auditor for fiscal 2006	1,534,818,080	1,966,370	—	9,852,330
Management proposal to declassify the Board of Directors and establish annual election of all directors	1,517,755,080	17,546,900	—	11,334,800
Shareholder proposal requesting the election of directors by a majority of votes cast	1,470,289,970	49,935,450	—	26,411,360

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

3.1	Third Amended and Restated Certificate of Incorporation of the Company.	Exhibit No. 3 to our Form 10-Q for the fiscal quarter ended June 18, 1999 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.2 to our Form 10-K for the fiscal year ended January 3, 2003 (File No. 001-13881).

4.1	Form of Registered 5.810% Series G Note due 2015.	Filed with this report.

4.2	Form of Registered 6.200% Series H Note due 2016.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2006 (File No. 001-13881).

10.1	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan (For Non-Employee Directors).	Exhibit No. 10 to our Form 8-K filed May 3, 2006 (File No. 001-13881).

10.2	CONFIRMATION OF EXTENSION for the $2.0 billion Credit Agreement dated as of June 3, 2005, with Citibank, N.A., as Administrative Agent and certain banks.	Filed with this report.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC. 19th day of July, 2006

/s/ Arne M. Sorenson
Arne M. Sorenson Executive Vice President and Chief Financial Officer

/s/ Carl T. Berquist
Carl T. Berquist Executive Vice President, Financial Information and Enterprise Risk Management and Principal Accounting Officer