Form 10-Q
period 2006-09-08
MARRIOTT INTERNATIONAL INC /MD/
filed 2006-10-12
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 8, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Shares outstanding at September 22, 2006
Class A Common Stock, $0.01 par value	395,390,722

MARRIOTT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 8, 2006	September 9, 2005	September 8, 2006	September 9, 2005
REVENUES
Base management fees	$119	$108	$380	$342
Franchise fees	94	78	269	226
Incentive management fees	49	30	185	132
Owned, leased, corporate housing and other revenue	239	236	765	583
Timeshare sales and services	374	393	1,051	1,074
Cost reimbursements	1,822	1,771	5,547	5,248
Synthetic fuel	6	98	102	304

	2,703	2,714	8,299	7,909
OPERATING COSTS AND EXPENSES
Owned, leased and corporate housing – direct	201	197	634	480
Timeshare – direct	298	330	827	871
Reimbursed costs	1,822	1,771	5,547	5,248
General, administrative and other	149	149	440	557
Synthetic fuel	4	132	145	419

	2,474	2,579	7,593	7,575

OPERATING INCOME	229	135	706	334

Gains and other income	13	39	55	97
Interest expense	(29)	(24)	(86)	(69)
Interest income	11	13	34	65
Reversal of provision (provision for loan losses)	—	(17)	3	(28)
Equity in (losses) earnings	(1)	17	2	18

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	223	163	714	417
Provision for income taxes	(82)	(33)	(223)	(18)
Minority interest	—	18	6	32

INCOME FROM CONTINUING OPERATIONS	141	148	497	431
Cumulative effect of change in accounting principle, net of tax	—	—	(105)	—
Discontinued operations, net of tax	—	1	—	1

NET INCOME	$141	$149	$392	$432

EARNINGS PER SHARE – Basic
Earnings from continuing operations	$0.35	$0.34	$1.22	$0.98
Loss from cumulative effect of accounting change	—	—	(0.26)	—
Earnings from discontinued operations	—	—	—	—

Earnings per share	$0.35	$0.34	$0.96	$0.98

EARNINGS PER SHARE – Diluted
Earnings from continuing operations	$0.33	$0.32	$1.14	$0.92
Loss from cumulative effect of accounting change	—	—	(0.24)	—
Earnings from discontinued operations	—	—	—	—

Earnings per share	$0.33	$0.32	$0.90	$0.92

DIVIDENDS DECLARED PER SHARE	$0.0625	$0.0525	$0.1775	$0.1475

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

($ in millions)

	September 8, 2006 (Unaudited)	December 30, 2005
ASSETS
Current assets
Cash and equivalents	$136	$203
Accounts and notes receivable	1,124	1,001
Inventory	1,184	1,164
Deferred taxes, net	234	220
Assets held for sale	383	555
Other	175	247

	3,236	3,390

Property and equipment	1,031	1,134
Intangible assets
Goodwill	924	924
Contract acquisition costs	550	466

	1,474	1,390
Cost method investments	74	233
Equity method investments	336	349
Notes receivable
Loans to equity method investees	36	36
Loans to timeshare owners	357	311
Other notes receivable	270	282

	663	629

Other long-term receivables	176	175
Deferred taxes, net	608	545
Other	716	685

	$8,314	$8,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$14	$56
Accounts payable	611	520
Accrued payroll and benefits	518	559
Liability for guest loyalty program	322	317
Liabilities of assets held for sale	91	30
Timeshare segment deferred revenue	256	141
Other payables and accruals	559	510

	2,371	2,133

Long-term debt	1,622	1,681
Liability for guest loyalty program	842	768
Self-insurance reserves	221	180
Other long-term liabilities	556	516

Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,486	3,562
Retained earnings	2,704	2,500
Treasury stock, at cost	(3,518)	(2,667)
Deferred compensation	—	(137)
Accumulated other comprehensive income (loss)	25	(11)

	2,702	3,252

	$8,314	$8,530

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

(Unaudited)

	Thirty-Six Weeks Ended
	September 8, 2006	September 9, 2005
OPERATING ACTIVITIES
Net income	$392	$432
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	126	126
Minority interest	(8)	(32)
Income taxes	32	(71)
Timeshare activity, net	(133)	(116)
Liability for guest loyalty program	58	79
Cumulative effect of change in accounting principle	105	—
Other	54	149
Working capital changes	(85)	(90)

Net cash provided by operating activities	541	477

INVESTING ACTIVITIES
Capital expenditures	(219)	(626)
Dispositions	779	37
Loan advances	(48)	(53)
Loan collections and sales	56	614
Equity and cost method investments	(95)	(186)
Purchase of available-for-sale securities	—	(15)
Other	(93)	(46)

Net cash provided by (used in) investing activities	380	(275)

FINANCING ACTIVITIES
Commercial paper, net	(386)	390
Issuance of long-term debt	351	354
Repayment of long-term debt	(14)	(319)
Issuance of Class A Common Stock	204	104
Dividends paid	(69)	(61)
Purchase of treasury stock	(1,062)	(1,266)
Earn-outs paid, net	(12)	(13)

Net cash used in financing activities	(988)	(811)

DECREASE IN CASH AND EQUIVALENTS	(67)	(609)
CASH AND EQUIVALENTS, beginning of period	203	770

CASH AND EQUIVALENTS, end of period	$136	$161

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

In the 2006 first quarter, we reclassified certain prior year amounts to conform to our 2006 presentation. The reclassifications were primarily associated with Timeshare segment inventory which is now a component of “Current assets” in our Condensed Consolidated Balance Sheet and was previously a component of “Property and equipment.” As noted in Footnote No. 2, “New Accounting Pronouncements,” at the beginning of our 2006 fiscal year, we adopted Statement of Position 04-2, “Accounting for Real Estate Time-sharing Transactions,” (“SOP 04-2”) as issued by the American Institute of Certified Public Accountants. The American Resort Development Association, a timeshare trade association of which we are a member and the Staff of the Securities and Exchange Commission recently had communications regarding SOP 04-2 and the income statement presentation of timeshare note securitizations gains. As a result of those communications, we reclassified, in our Condensed Consolidated Statement of Income for the thirty-six weeks ended September 8, 2006, Timeshare segment note securitization gains of $40 million recognized in the 2006 second quarter from below operating income within the “Gains and other income” caption to the “Timeshare sales and services” revenue caption.

We understand that the Staff of the Securities and Exchange Commission will be evaluating the presentation of interest income associated with timeshare notes receivable. We recorded $9 million and $29 million for the twelve and thirty-six weeks ended September 8, 2006, respectively and $9 million and $27 million for the twelve and thirty-six weeks ended September 9, 2005, respectively, of such interest income as “Timeshare sales and services” revenue. Similarly, revenues for our 2005 and 2004 fiscal years included interest income associated with timeshare notes receivable of $38 million and $23 million, respectively.

In the 2006 second quarter, we completed a two-for-one stock split that was effected in the form of a stock dividend. As a result of the stock split, each shareholder of record at the close of business on May 18, 2006, received one additional share of Class A Common Stock on June 9, 2006, for each share held on May 18, 2006. For periods prior to the stock split, all share and per share data in our condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split.

Our 2006 third quarter ended on September 8, 2006; our 2005 fourth quarter ended on December 30, 2005; and our 2005 third quarter ended on September 9, 2005. In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 8, 2006, and December 30, 2005, and the results of our operations for the twelve weeks and thirty-six weeks ended September 8, 2006, and September 9, 2005, and cash flows for the thirty-six weeks ended September 8, 2006, and September 9, 2005. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

2.	New Accounting Pronouncements

Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions”

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 152 “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67” and the American Institute of Certified Public Accountants issued SOP 04-2. Additionally, the FASB amended FAS No. 66, “Accounting for Sales of Real Estate,” and FAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to exclude accounting for real estate time-sharing transactions from these statements. We adopted SOP 04-2 at the beginning of the 2006 first quarter.

Under SOP 04-2, we charge the majority of sales and marketing costs we incur to sell timeshares to expense when incurred. We also record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time that we recognize profit on a timeshare sale. We also account for rental and other operations during holding periods as incidental operations, which requires us to record any excess profits as a reduction of inventory costs.

The initial adoption of SOP 04-2 in our 2006 first quarter, which we reported as a cumulative effect of a change in accounting principle in our Condensed Consolidated Income Statement, resulted in a one-time non-cash after-tax charge of $105 million. The pre-tax charge totaled $173 million and comprised a $130 million inventory write-down primarily associated with previously deferred sales and marketing costs, the establishment of a $25 million notes receivable reserve and an increase in current liabilities of $18 million. We estimate that the ongoing impact of adoption in subsequent periods will be immaterial.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

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

As discussed in greater detail below in Footnote No. 13, “Contingencies,” under the heading “Synthetic Fuel,” the tax credits available under Section 29 of the Internal Revenue Code (redesignated as “Section 45K” for fiscal years 2006 and 2007) for the production and sale of synthetic fuel in any given year are phased out if oil prices in that year are above certain thresholds. As a result of high oil prices in the first several weeks of 2006, we elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006, we restarted production and took certain steps to minimize losses that could occur from that date through March 31, 2006, if more than a majority of those tax credits are phased out in 2006 as a result of high oil prices.

Early in the 2006 second quarter, with oil prices again averaging well above the starting point of the projected 2006 phase-out range for the first few months of the year, we suspended all production at our synthetic fuel facilities in order to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006. As of the filing date of this report, we have commenced the process of restarting production at all four of the synthetic fuel production facilities and have taken certain steps to minimize operating losses that could occur if there is a sustained material increase in oil prices during the remainder of 2006.

In late February 2006, an explosion occurred at our feedstock supplier’s underground coal mine which is adjacent to our Alabama production facilities, and production at the mine remains substantially impaired as of the filing date of this report. In the 2006 third quarter, we completed the relocation of one of our Alabama production facilities (the “Relocated Facility”) to a new site in Indiana. We expect to execute a site lease and coal purchase agreements for the Relocated Facility with the owner of the adjacent coal mine, as well as negotiate sales contracts with synthetic fuel purchasers. We plan to enter into contracts that will generally be cancelable by us in the event that we choose not to operate the facility or that the synthetic fuel produced at the Relocated Facility does not qualify for tax credits under Section 45K.

Upon the resumption of production at the one SAFE II production facility remaining in Alabama, our access to feedstock coal at that facility could be substantially impaired if the damaged mine has not fully reopened. In connection with the relocation of one of our Alabama production facilities, early in our 2006 second quarter we executed an agreement that amends our site lease and other agreements with our Alabama site host to reflect that we now have only one production facility located in Alabama.

4.	Earnings Per Share

The table below illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in millions, except per share amounts)	September 8, 2006	September 9, 2005	September 8, 2006	September 9, 2005
Computation of Basic Earnings Per Share

Income from continuing operations	$141	$148	$497	$431
Weighted average shares outstanding	400.7	430.5	408.3	440.8

Basic earnings per share from continuing operations	$0.35	$0.34	$1.22	$0.98

Computation of Diluted Earnings Per Share

Income from continuing operations	$141	$148	$497	$431

Weighted average shares outstanding	400.7	430.5	408.3	440.8

Effect of dilutive securities
Employee stock option and share appreciation rights plans	19.5	18.8	20.2	19.5
Deferred stock incentive plans	2.2	7.5	3.8	7.5
Restricted stock units	2.3	1.9	2.1	2.8

Shares for diluted earnings per share	424.7	458.7	434.4	470.6

Diluted earnings per share from continuing operations	$0.33	$0.32	$1.14	$0.92

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period.

5.	Inventory

Inventory, totaling $1,184 million and $1,164 million as of September 8, 2006, and December 30, 2005, respectively, consists primarily of Timeshare segment interval, fractional and whole ownership products totaling $1,152 million and $1,116 million as of September 8, 2006, and December 30, 2005, respectively. Inventory totaling $32 million and $48 million as of September 8, 2006, and December 30, 2005, respectively, relates to hotel operating supplies for the limited number of properties we own or lease and Synthetic Fuel segment inventory. We value Timeshare segment interval, fractional and whole ownership products and synthetic fuel at the lower of cost or net realizable value and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market.

6.	Property and Equipment

($ in millions)	September 8, 2006	December 30, 2005
Land	$214	$301
Buildings and leasehold improvements	643	659
Furniture and equipment	860	827
Construction in progress	180	132

	1,897	1,919
Accumulated depreciation	(866)	(785)

	$1,031	$1,134

We record property and equipment at cost, including interest, rent and real estate taxes incurred during development and construction. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, and floor and wall coverings. All repair and maintenance costs are expensed as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term.

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

2006 Dispositions

During the 2006 third quarter we sold two properties for cash proceeds of $55 million and recognized pre-tax gains totaling $2 million. We accounted for the sales under the full accrual method in accordance with FAS No. 66. We continue to manage one of the hotels pursuant to a long-term management agreement. We also sold our minority interest in one domestic joint venture for cash proceeds of $8 million and recognized a pre-tax gain of $3 million. During the 2006 third quarter we also sold one property for cash proceeds of $26 million which we recorded as a deposit as the transaction did not qualify for sale accounting under FAS No. 66 because of a contingency. The contingency was resolved early in the 2006 fourth quarter, and we manage the property pursuant to a long-term management agreement.

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

We also sold our minority interest in one other international joint venture for cash proceeds of $15 million and recognized a pre-tax gain of $14 million, and we sold our minority interest in two domestic joint ventures for cash proceeds of $22 million and recognized pre-tax gains totaling $14 million. Additionally, during the 2006 second quarter we sold seven full-service properties for cash proceeds of $355 million and recognized pre-tax gains totaling $6 million, net of pre-tax losses. We accounted for the sales under the full accrual method in accordance with FAS No. 66. We continue to manage six of the hotels pursuant to long-term management agreements and one hotel pursuant to a long-term franchise agreement.

During the 2006 first quarter, we sold one full-service property for $77 million in cash, net of transaction costs, to a third party and recognized a pre-tax gain totaling $6 million. We accounted for the sale under the full accrual method in accordance with FAS No. 66, and will continue to operate the property under a long-term management agreement. Additionally, one cost method investee redeemed the preferred stock we held for $81 million in cash consideration; we recognized income of $25 million on the redemption and other asset sales generated cash proceeds of $2 million.

8.	Notes Receivable

($ in millions)	September 8, 2006	December 30, 2005
Loans to timeshare owners	$432	$344
Lodging senior loans	56	59
Lodging mezzanine and other loans	270	274

	758	677
Less current portion	(95)	(48)

	$663	$629

Amounts due within one year are classified as current assets in the caption “Accounts and notes receivable” in the accompanying Condensed Consolidated Balance Sheet, including $75 million and $33 million, as of September 8, 2006, and December 30, 2005, respectively, related to the loans to Timeshare segment owners.

9.	Asset Securitizations

In the 2006 second quarter, we sold $250 million of notes receivable generated by our Timeshare segment in connection with the sale of timeshare interval, fractional and whole ownership products. In conjunction with the sale of the notes receivable, we received net proceeds of $242 million, retained residual interests of $47 million, and recorded a gain of $40 million within the “Timeshare sales and services” revenue caption of our Condensed Consolidated Statement of Income. We used the following key assumptions to measure the fair value of the residual interests: discount rate of 9.43 percent; expected annual prepayments, including defaults, of 16.9 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 33 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 31 months. Our key assumptions are based on our experience with other Timeshare segment notes receivable that we originate.

10.	Long-Term Debt

Our long-term debt at September 8, 2006, and December 30, 2005, consisted of the following:

($ in millions)	September 8, 2006	December 30, 2005
Senior Notes:
Series C, interest rate of 7.875%, maturing September 15, 2009	$76	$76
Series E, interest rate of 7.000%, maturing January 15, 2008	91	91
Series F, interest rate of 4.625%, maturing June 15, 2012	348	348
Series G, interest rate of 5.810%, maturing November 10, 2015	398	396
Series H, interest rate of 6.200%, maturing June 15, 2016	349	—
Commercial paper, average interest rate of 5.3% at September 8, 2006	117	499
Mortgage debt, average interest rate of 7.9% at September 8, 2006, maturing May 1, 2025	168	171
Other	89	156

	1,636	1,737
Less current portion	(14)	(56)

	$1,622	$1,681

As of the end of our 2006 third quarter, all debt, other than mortgage debt and $1 million of other debt, is unsecured.

We are party to a multicurrency revolving credit agreement that provides for borrowings of up to $2.0 billion, which supports our commercial paper program and letters of credit. Borrowings under the facility bear interest at the London Interbank Offered Rate (LIBOR) plus a spread, based on our public debt rating. Additionally, we pay annual fees on the facility at a rate also based on our public debt rating. In the 2006 second quarter, we executed an amendment that extended the maturity date for $1.955 billion of commitments under this agreement by one year to June 6, 2011. The remaining $45 million commitment still matures on June 6, 2010.

11.	Comprehensive Income and Capital Structure

Our total comprehensive income was $152 million and $139 million for the twelve weeks ended September 8, 2006, and September 9, 2005, respectively, and $428 million and $412 million, respectively, for the thirty-six weeks ended September 8, 2006, and September 9, 2005. The principal differences between net income and comprehensive income for both the 2006 twelve and thirty-six week periods relate to mark-to-market adjustments associated with available-for-sale securities and foreign currency translation adjustments. The differences between net income and comprehensive income for both the twelve and thirty-six week periods for the prior year primarily relate to foreign currency translation adjustments.

For the thirty-six weeks ended September 8, 2006, approximately 7.2 million shares of our Class A Common Stock were issued as a result of exercised options. In addition, during the first three quarters of 2006 we repurchased approximately 30.1 million shares of our Class A Common Stock at an average price of $35.68 per share. See Footnote No. 1, “Basis of Presentation,” for a description of our second quarter 2006 two-for-one stock split effected in the form of a stock dividend.

12.	Share-Based Compensation

Under our 2002 Comprehensive Stock and Cash Incentive Plan (“the Comprehensive Plan”), we currently award to participating employees (1) stock options to purchase our Class A Common Stock (“Stock Option Program”), (2) share appreciation rights for our Class A Common Stock, and (3) restricted stock units of our Class A Common Stock.

As noted in Footnote No. 2, “New Accounting Pronouncements,” we adopted FAS No. 123R at the beginning of our 2006 first quarter. For all share-based awards granted after the date of adoption of FAS No. 123R and for the unvested portion of previously granted share-based awards that were outstanding on the date of adoption, FAS No. 123R requires that compensation costs related to our share-based payment transactions be measured at fair value on the grant date and recognized in the financial statements over the vesting period during which the employee provides service in exchange for the award. Previously, under FAS No. 123 and APB Opinion No. 25, we accounted for our share-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25 and recognized share-based compensation expense for all awards except for our Stock Option Program awards. Compensation expense related to award grants totaled $16 million before tax for the 2005 third quarter and $43 million before tax for the first three quarters of 2005.

Under FAS No. 123R, we recorded share-based compensation expense of $24 million before tax in the 2006 third quarter and $74 million, before tax, for the first three quarters of 2006. Deferred compensation costs related to unvested awards totaled $208 million at September 8, 2006, and the weighted average period over which the costs are expected to be recognized is two years. Deferred compensation costs related to unvested awards totaled $137 million at December 30, 2005.

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

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions, except per share amounts)	September 8, 2006	September 9, 2005	September 8, 2006	September 9, 2005
Net income, as reported	$141	$149	$392	$432
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	16	10	48	28
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects and estimated reimbursed costs	(16)	(15)	(48)	(43)

Pro forma net income	$141	$144	$392	$417

Earnings per share:
Basic – as reported	$0.35	$0.34	$0.96	$0.98

Basic – pro forma	$0.35	$0.33	$0.96	$0.95

Diluted – as reported	$0.33	$0.32	$0.90	$0.92

Diluted – pro forma	$0.33	$0.31	$0.90	$0.88

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

In connection with the adoption of FAS No. 123R, we reviewed, among other things, our forfeiture and volatility assumptions. Estimated volatilities for 2006 were based on the historical share-price volatility for a period equal to the stock option’s or share appreciation right’s expected lives, ending on the day of grant, and calculated based on weekly data. The weighted average expected stock option or share appreciation right terms for 2006 were a product of the lattice-based binomial valuation model which uses suboptimal exercise factors to calculate the expected terms. In August 2005, the Board of Directors amended the Comprehensive Plan to provide participants the ability, during a limited time frame in 2005, to elect to accelerate the schedule for distribution of certain vested deferred shares. The amendment did not alter the previously established vesting schedule. In 2005 we also changed from using the Black-Scholes option pricing method to estimate the fair value of each stock option or share appreciation right on the grant date, to using the binomial valuation method to improve the estimate of fair value.

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

The adoption of FAS No. 123R in 2006 resulted in the recognition of incremental share-based compensation costs in the 2006 third quarter of $10 million, pre-tax, a reduction in net income of $7 million (net of tax benefits of $3 million) and a reduction of both basic and diluted earnings per share of $0.02. For the first three quarters of 2006, the adoption of FAS No. 123R resulted in the recognition of incremental share-based compensation costs of $27 million, pre-tax, a reduction in net income of $18 million (net of tax benefits of $9 million) and a reduction of both basic and diluted earnings per share of $0.04. In accordance with FAS No. 123R, we present the tax benefits resulting from the exercise of share-based awards as financing cash flows. Prior to the adoption of FAS No. 123R, we reported the tax benefits resulting from the exercise of share-based awards as operating cash flows. The adoption of FAS No. 123R resulted in a decrease in the first three quarters of 2006 of $100 million in cash flows from operating activities and an increase of $100 million in cash flows from financing activities related to excess tax benefits from share-based awards. The aggregate amount of cash we received from the exercise of stock options granted under share-based payment arrangements was $104 million for each of the third quarter year-to-date periods of 2006 and 2005. We estimate that the adoption of FAS No. 123R will result in total incremental pre-tax expense in fiscal year 2006 of approximately $39 million based on our current share-based payment compensation plans, assumptions reflecting currently available information, and recent interpretations related to accounting for share-based awards granted to eligible retirees.

We issue restricted stock units under the Comprehensive Plan to certain officers and key employees and those units vest generally over four years in annual installments commencing one year after the date of grant. We recognize compensation expense for the restricted stock units over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, restricted stock units convert to shares and are distributed from treasury shares. At September 8, 2006 and December 30, 2005, there was approximately $169 million and $123 million, respectively, in deferred compensation costs related to restricted stock units. Share-based compensation expense associated with restricted stock units was $18 million and $14 million for the 2006 and 2005 third quarters, respectively, and $52 million and $36 million for the 2006 and 2005 third quarter year-to-date periods, respectively. The weighted average remaining term was two years for restricted stock unit grants outstanding at September 8, 2006. The aggregate intrinsic value of restricted stock units converted and distributed during the first three quarters of 2006 was $77 million, and the aggregate intrinsic value of restricted stock units converted and distributed during the first three quarters of 2005 was $52 million. The weighted average grant-date fair values of restricted stock units granted in the first three quarters of 2006 and 2005, respectively, were $35 and $32.

Changes in our restricted stock unit grants in the first three quarters of 2006 were as follows:

	Number of Restricted Stock Units (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at December 30, 2005	6.9	$25
Granted during the first three quarters of 2006	3.2	35
Distributed during the first three quarters of 2006	(2.2)	23
Forfeited during the first three quarters of 2006	(0.2)	29

Outstanding at September 8, 2006	7.7	29

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

We recognized pre-tax compensation expense of $4 million and $15 million in the third quarter of 2006 and the first three quarters of 2006, respectively, associated with employee stock options. We did not recognize any compensation expense associated with employee stock options in 2005. At September 8, 2006, there was approximately $25 million in deferred compensation costs related to employee stock options. Upon the exercise of stock options, shares are issued from treasury shares. Changes in our Stock Option Program awards in the first three quarters of 2006 were as follows:

	Number of Options (in millions)	Weighted Average Exercise Price
Outstanding at December 30, 2005	56.8	$16
Granted during the first three quarters of 2006	—	34
Exercised during the first three quarters of 2006	(7.2)	14
Forfeited during the first three quarters of 2006	(0.1)	19

Outstanding at September 8, 2006	49.5	17

Stock options issued under the Stock Option Program awards outstanding at September 8, 2006, were as follows:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Stock Options (in millions)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Stock Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
$3	to	$5	1.1	2	$ 4	1.1	$ 4	2
6	to	8	3.3	4	7	3.3	7	4
9	to	12	4.0	6	12	4.0	12	6
13	to	18	27.6	8	15	25.3	15	8
19	to	25	12.0	8	22	10.2	22	8
26	to	34	1.5	9	34	0.4	34	9

3	to	34	49.5	7	17	44.3	16	7

The weighted average grant-date fair value of the 24,000 options granted in the first three quarters of 2006 was $13, and the options had a weighted average exercise price of $34. The weighted average grant-date fair value of the 1.4 million options granted in the first three quarters of 2005 was $13. The total intrinsic value for stock options exercisable as of September 8, 2006, was $1,655 million, and the total intrinsic value for stock options exercised during the first three quarters of 2006 was approximately $153 million.

Employee share appreciation rights (“Employee SARs”) may be granted to officers and key employees at exercise prices or strike prices equal to the market price of our Class A Common Stock on the date of grant. Employee SARs expire 10 years after the date of grant and generally both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. Non-employee share appreciation rights (“Non-employee SARs”) may be granted to directors at exercise prices or strike prices equal to the market price of our Class A Common Stock on the date of grant. Non-employee SARs expire 10 years after the date of grant and vest upon grant; however they are generally not exercisable until one year after grant. We first began issuing share appreciation rights in 2006. Employees or Non-Employee directors shall receive a number of shares of Common Stock of the Company equal to the number of share appreciation rights that are being exercised multiplied by the quotient of (a) the final value minus the base value, divided by (b) the final value.

We recognized pre-tax compensation expense of $1 million and $2 million for the third quarter of 2006 and the first three quarters of 2006, respectively, associated with Employee SARs and Non-Employee SARs. At the end of the 2006 third quarter, there was approximately $5 million in deferred compensation costs related to share appreciation rights. Upon the exercise of share appreciation rights, shares are issued from treasury shares. During the first three quarters of 2006, we granted 0.5 million Employee SARs with a weighted average base value of $34 and a weighted average grant-date fair value of $13, and we also granted 8,000 Non-Employee SARs with a weighted average base value of $37 and a weighted average grant-date fair value of $18. No share appreciation rights have expired or been forfeited.

The grant date fair values of the Employee SARs and options and the Non-Employee SARs granted during 2006 were estimated on the date of grant using the binomial option valuation method. For both Employee and Non-Employee SARs and options, the 2006 assumptions for annual dividends are $0.22 and expected volatilities are 30 percent. Annual dividends are assumed to grow at the rate of $0.02. The risk-free interest rate assumptions for 2006 are 4.5 percent and 5.0 percent for the Employee SARs and the Non-Employee SARs, respectively, while the expected life for Employee SARs is seven years and the expected life of Non-Employee SARs is 10 years. The risk-free rates were based on the 10-year U.S. Treasury spot rate at the date of grant, converted to a continuously compounded rate.

Although the Comprehensive Plan also provides for issuance of deferred stock bonus awards, deferred stock awards, and restricted stock awards, our Compensation Policy Committee indefinitely suspended the issuance of deferred bonus stock commencing with our 2001 fiscal year and the issuance of both deferred stock awards and restricted stock awards commencing with the 2003 fiscal year. At September 8, 2006 and December 30, 2005, there was approximately $9 million and $14 million, respectively, in deferred compensation costs related to these suspended award programs, and the weighted average remaining term was two years for such award grants outstanding at September 8, 2006. Pre-tax share-based compensation expense associated with these suspended award programs was $1 million and $2 million for the 2006 and 2005 third quarters, respectively, and $5 million and $7 million for the 2006 and 2005 third quarter year-to-date periods, respectively.

At September 8, 2006, 74 million shares were reserved under the Comprehensive Plan including 50 million shares under the Stock Option Program and Share Appreciation Right Program. Under the provisions of FAS No. 123R, the “Deferred compensation” line on our Condensed Consolidated Balance Sheet, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented. Accordingly, the amount that had been on the “Deferred compensation” line at year-end 2005 was reversed in the 2006 first quarter through the “Additional paid-in-capital” line on our Condensed Consolidated Balance Sheet.

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at September 8, 2006, are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings at September 8, 2006
Debt service	$55	$1
Operating profit	192	21
Project completion	8	—
Other	64	3

Total guarantees where we are the primary obligor	$319	$25

Our guarantees of $319 million listed in the preceding table include $58 million for guarantees that will not be in effect until the underlying properties open and we begin to operate the properties. Of these $58 million of guarantees not in effect, $5 million are debt service guarantees and $53 million are operating profit guarantees.

The guarantees of $319 million in the preceding table do not include $292 million of guarantees related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds and CNL Retirement Properties, Inc. (“CNL”) is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business in 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

Additionally, the guarantees of $319 million in the preceding table do not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $22 million and total remaining rent payments through the initial term of approximately $219 million. CTF Holdings Ltd. (“CTF”) has made available €35 million in cash collateral in the event that we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of $219 million will decline. Since we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts, under these guarantees in the future. We are also secondarily liable for other guarantees totaling $2 million, and we do not expect to fund under these guarantees.

In addition to the guarantees described above, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, from time to time we provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of the actions of the other joint venture owner or our own actions. Furthermore, in addition to the project completion guarantees noted in the preceding table, we have provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $525 million. Payments for cost overruns for this project will be satisfied by the joint venture via contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 34 percent. We do not expect to fund under this guarantee.

Commitments and Letters of Credit

In addition to the guarantees noted previously, as of September 8, 2006, we had extended approximately $9 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $3 million in two to three years. We do not expect to fund the remaining $6 million of commitments, which expire as follows: $5 million in one year; and $1 million after five years. At September 8, 2006, we also have commitments to invest up to $28 million of equity for minority interests in partnerships that plan to purchase both full-service and select-service hotels.

In 2005, we assigned to a third party our previous commitment to fund up to $129 million to the Courtyard joint venture for the primary purpose of funding the costs of renovating its properties in 2005 and 2006. Under the agreement, the third party assumed the lending obligation to the venture. As of September 8, 2006, we had funded $1 million, in 2005, and the third party had funded $60 million under this loan commitment. The commitment to fund will be reduced to $27 million in December 2006 and expires in December 2009. In total, we expect that no more than $120 million of the $129 million commitment will be funded and, other than the $1 million we already funded, we expect the third party to provide all fundings. Although we do not anticipate making further fundings ourselves, we remain secondarily obligated to the Courtyard joint venture if the third party fails to fund. At September 8, 2006, that secondary obligation totaled $68 million.

At September 8, 2006, we also had $98 million of letters of credit outstanding on our behalf, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of September 8, 2006, totaled $596 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

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

Early in the 2006 second quarter, with oil prices averaging well above the starting point of the projected 2006 phase-out range for the first few months of the year, we suspended all production at our synthetic fuel facilities in order to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006. As of the filing date of this report, we have commenced the process of restarting production at all four of the synthetic fuel production facilities and have taken certain steps to minimize operating losses that could occur if there is a sustained material increase in oil prices during the remainder of 2006.

As described in Footnote No. 3, “Synthetic Fuel,” earlier in this report, upon the resumption of production at the one SAFE II production facility remaining in Alabama, our access to feedstock coal at that facility could be substantially impaired if our feedstock supplier’s adjacent mine has not fully reopened following an underground explosion in late February 2006.

Expected Land Sale

In 1988, the Company as landlord, entered into a 59-year ground lease with a lessee for land which was improved with a hotel that is owned by the lessee. The hotel was previously branded a Marriott property; however, currently it is not. The lease contains contractual rental increases over the term of the lease, and annual ground rent on the land currently totals approximately $5 million. The lease also contains a provision that permits the lessee, under certain circumstances, to purchase the land for a fixed price. The Company and the lessee have had various discussions concerning the land as well as the hotel. During the 2006 second quarter, it became probable that none of the proposed transactions were acceptable to both parties, and the lessee indicated its intent to exercise its option to purchase the land. Accordingly, in the 2006 second quarter, we reclassified the land from the “Property and equipment” caption in our Condensed Consolidated Balance Sheet to the “Assets held for sale” caption and recorded a $37 million non-cash charge to adjust the carrying amount of the related straight-line rent receivable. Additional amounts may be due us depending on the lessee’s use of the land subsequent to purchase; however, such amounts will only be recorded if and when paid.

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

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest income, provision for loan losses and interest expense. With the exception of the Synthetic Fuel segment, we also do not allocate income taxes to our segments. As note sales are an integral part of the Timeshare segment, we include note sale gains in our Timeshare segment results, and we allocate other gains, other income, joint venture income or losses and divisional general, administrative and other expenses to each of our segments. Unallocated corporate expenses represent that portion of our general, administrative and other expenses and joint venture earnings or losses that are not allocable to our segments.

We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels and the regulatory business environment of the brands and operations within each segment.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 8, 2006	September 9, 2005	September 8, 2006	September 9, 2005
Revenues

Full-Service Segment	$1,787	$1,713	$5,566	$5,093
Select-Service Segment	331	303	969	868
Extended-Stay Segment	166	149	466	411
Timeshare Segment	413	451	1,196	1,233

Total Lodging	2,697	2,616	8,197	7,605
Synthetic Fuel Segment	6	98	102	304

	$2,703	$2,714	$8,299	$7,909

Income from Continuing Operations
Full-Service Segment	$131	$129	$489	$275
Select-Service Segment	57	49	174	130
Extended-Stay Segment	29	14	75	43
Timeshare Segment	61	50	180	193

Total Lodging financial results	278	242	918	641
Synthetic Fuel Segment (after-tax)	(3)	30	4	92
Unallocated corporate expenses	(42)	(38)	(113)	(97)
Interest income, provision for loan losses and interest expense (excluding the Synthetic Fuel segment)	(15)	(28)	(48)	(32)
Income taxes (excluding the Synthetic Fuel Segment)	(77)	(58)	(264)	(173)

	$141	$148	$497	$431

Equity in Earnings (Losses) of Equity Method Investees
Full-Service Segment	$(1)	$16	$1	$24
Select-Service Segment	—	—	—	(4)
Timeshare Segment	—	—	1	(3)
Corporate `	—	1	—	1

	$(1)	$17	$2	$18

Our tax provision of $82 million for the quarter ended September 8, 2006, includes a tax provision and tax credit adjustment totaling $5 million associated with our Synthetic Fuel segment. Our tax provision of $33 million for the quarter ended September 9, 2005, includes a tax provision and tax credits totaling $25 million associated with our Synthetic Fuel segment. Our tax provision of $223 million for the first three quarters of 2006, includes a tax benefit and tax credits totaling $41 million associated with our Synthetic Fuel segment. Our tax provision of $18 million for the first three quarters of 2005 includes a tax benefit and tax credits totaling $155 million associated with our Synthetic Fuel segment.

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

BUSINESS AND OVERVIEW

Generally, lodging demand remained robust through the first three quarters of 2006, driven by continued strength associated with business and leisure travelers, while lodging supply growth continued to remain low. At the property level, these factors enabled us to increase rates and improve revenue mix which resulted in strong year-over-year RevPAR increases. Revenue mix improvement is a function of the strong demand environment and results as some less profitable business is limited in favor of more profitable business, for example less discounted leisure packages in favor of more corporate business. Rates have also increased as stronger demand enabled us to reduce available discounts and special rates. In addition, group rates continue to increase as business negotiated in earlier years at lower rates is replaced with business negotiated at higher rates. Year-over-year occupancy levels have been maintained or have increased.

Demand for our brands is strong in most markets around the world, and the weak U.S. dollar continues to drive international travelers into the United States. For our North American properties, RevPAR increases in 2006, through the end of the third quarter, as compared to the year ago period, were particularly strong in New York, Boston, Atlanta, Chicago, Dallas, Houston, Los Angeles and Seattle. Across the U.S., demand also strengthened in many smaller city and suburban markets during the first three quarters of 2006. Internationally, year-to-date RevPAR increases in 2006 versus the prior year were particularly strong in China, Mexico, Australia, the United Kingdom, the Middle East, the Netherlands and Germany.

We currently have more than 85,000 rooms in our development pipeline. During the first three quarters of 2006, we opened a total of 17,961 rooms (gross) and expect to open nearly 24,000 rooms (gross) for the full 2006 year. For the first three quarters of 2006, 28 percent of the rooms added to our system were conversions from competitor brands and 26 percent of the new rooms were located in international markets.

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

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for both the twelve and thirty-six weeks ended September 8, 2006, compared to the twelve and thirty-six weeks ended September 9, 2005.

Revenues

Twelve weeks. Revenues decreased slightly to $2,703 million in the 2006 third quarter from $2,714 million in the year ago quarter, primarily as a result of lower synthetic fuel production in 2006 and, to a lesser extent, lower financially reportable timeshare sales and services revenue in 2006, partially offset by higher fees resulting from stronger demand in 2006 for hotel rooms. Base management and franchise fees increased as a result of stronger RevPAR and unit growth. Incentive management fees, which are based on the profitability of managed hotels over a threshold level, improved due to stronger RevPAR and due to property-level margin improvements associated with room rate increases. Stronger catering, food and beverage, spa, and other profits also drove property-level margins higher. Incentive fees include $10 million and $6 million for the twelve weeks ended September 8, 2006 and September 9, 2005, respectively, that were calculated based on prior period earnings but not earned and due until the periods in which they were recognized. Year-over-year RevPAR increases were driven primarily by rate increases and to a lesser extent by occupancy improvement.

Timeshare sales and services revenue declined 5 percent from the year ago third quarter in part due to limited available inventory associated with projects that sold out or are approaching sell-out and projects in the early stages of development which did not reach revenue recognition thresholds, partially offset by higher revenues from villa rentals. Significantly lower synthetic fuel revenue in the 2006 third quarter versus the year ago third quarter reflected the suspension of production early in the 2006 second quarter, as described more fully in the “Synthetic Fuel” segment discussion later in this report.

The decrease in total revenue includes $51 million of increased cost reimbursements revenue, to $1,822 million in the 2006 third quarter from $1,771 million in the year ago quarter. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relate, predominantly, to payroll costs at managed properties where we are the employer. As cost reimbursements revenue is recorded based upon the costs incurred with no added mark-up, this revenue and related reimbursed costs expense have no impact on either our operating income or net income. The increase in reimbursed costs is primarily attributable to the growth in the number of properties we manage.

Thirty-six weeks. Revenues increased 5 percent to $8,299 million in the first three quarters of 2006 from $7,909 million in the first three quarters of 2005, primarily as a result of strong demand for hotel rooms. Base management and franchise fees increased as a result of stronger RevPAR and unit growth. Incentive management fees improved due to stronger RevPAR and due to property-level margin improvements associated with room rate increases and productivity improvements. Incentive fees include $10 million and $14 million for the thirty-six weeks ended September 8, 2006 and September 9, 2005, respectively, that were calculated based on prior period earnings but not earned and due until the periods in which they were recognized. Stronger catering, food and beverage, spa, and other profits also drove property-level margins higher. Year-over-year RevPAR increases were driven primarily by rate increases and to a lesser extent by occupancy improvements. In the first three quarters of 2006 we recognized $5 million of base management fees that were calculated based on prior period results, but not earned and due until 2006. Owned and leased revenue increased significantly, primarily as a result of our purchase early in the second half of 2005, of 13 formerly managed properties from CTF Holdings Ltd. (“CTF”). See Footnote No. 7, “Acquisition and Dispositions,” of our 2005 Annual Report on Form 10-K for a detailed description of the CTF transaction. Eight of the CTF properties have since been sold. One was sold in the 2006 first quarter, five properties were sold in the 2006 second quarter, and two properties were sold in the 2006 third quarter.

Timeshare sales and services revenue declined 2 percent from the prior year largely due to limited available inventory associated with projects that sold out or are approaching sell-out and projects in the early stages of development which did not reach revenue recognition thresholds, partially offset by higher revenues from villa rentals. In addition, timeshare sales and services revenue includes note securitization gains of $40 million recognized in the 2006 second quarter, which we reclassified in the third quarter, from within “Gains and other income,” as discussed later in this report under the heading “Cumulative Effect of Change in Accounting Principle.” Note securitization gains for 2005 are not a component of revenue. As compared to the first three quarters of 2005, significantly lower synthetic fuel revenue in the first three quarters of 2006 reflected the suspensions of production in 2006. The year-over-year increase in total revenue includes $299 million of increased cost reimbursements revenue, to $5,547 million in the first three quarters of 2006 from $5,248 million in the first three quarters of 2005. The increase in reimbursed costs is primarily attributable to the growth in the number of properties we manage. We have added 21 managed properties, net (5,626 rooms) to our system since the end of the 2005 third quarter.

Operating Income

Twelve weeks. Operating income increased $94 million to $229 million in the 2006 third quarter from $135 million in the year ago quarter. The increase is, in part, due to a combined base, franchise, and incentive fee increase of $46 million reflecting strong RevPAR growth, unit growth and property-level margin improvements. Operating income also increased $36 million in 2006 from the prior year quarter primarily as a result of the suspension of synthetic fuel production early in the 2006 second quarter. Timeshare sales and services revenue net of direct expenses increased by $13 million in 2006 versus the year ago period. In the 2006 third quarter we reversed contingency reserves totaling $15 million associated with marketing incentives which favorably impacted timeshare sales and services revenue net of direct expense versus the prior year. The reversal is reflected in the “Timeshare - direct” expense caption in our Condensed Consolidated Statement of Income. Projects in 2006 in the early stages of development which did not reach revenue recognition thresholds, but have significant sales and marketing costs which were recognized currently, unfavorably impacted timeshare sales and services revenue net of direct expenses versus the year ago period.

Owned, leased, corporate housing and other revenue net of direct expenses was down slightly compared to last year primarily reflecting the 2006 sales of eight CTF properties and $5 million of lower land lease income in 2006. These declines were almost entirely offset by improved performance in 2006 from our owned and leased properties, resulting from the strong demand environment, and termination fees totaling $13 million in 2006 primarily associated with the termination of one management agreement and two franchise agreements for three properties.

Compared to the year ago quarter, general, administrative and other expenses were unchanged. As discussed later in this report under the heading “FAS No. 123 (revised 2004), Share-Based Payment,” we adopted a new accounting standard in 2006 associated with share-based compensation which resulted in incremental general, administrative and other expense of $10 million as compared to the 2005 third quarter, primarily impacting unallocated general, administrative and other expenses. General, administrative and other expenses for 2005 included a $6 million charge associated with the settlement of litigation, and foreign exchange gains in 2006 were favorable to last year by $2 million.

Thirty-six weeks. Operating income increased $372 million to $706 million in the first three quarters of 2006 from $334 million in the first three quarters of 2005. The increase is, in part, due to a combined base, franchise, and incentive fee increase of $134 million reflecting strong RevPAR growth, unit growth and property-level margin improvements. Stronger owned, leased, corporate housing and other revenue net of direct expenses contributed $28 million of the improvement in operating income. The increase in owned, leased, corporate housing and other revenue net of direct expenses reflects the strong demand environment in 2006 and the acquired CTF properties. Also, in the first three quarters of 2005, lease expense included a $6 million charge associated with the temporary closing of a property as discussed in the “Full-Service Lodging” segment discussion later in this report. The $28 million improvement reflects increased owned and leased results of $39 million and a $6 million increase in termination fees received, partially offset by $17 million of lower other income primarily reflecting $13 million of lower land lease income in 2006 as noted in the “Select-Service Lodging” segment discussion later in this report.

Operating income also increased $72 million in 2006 from the prior year period due to the suspensions of synthetic fuel production in 2006. Timeshare sales and services revenue net of direct expenses, increased $21 million in 2006 as a result of the $15 million reversal of marketing related contingency reserves in 2006 coupled with lower development expenses associated with projects in 2006 in the early stages of development which did not reach revenue recognition thresholds, partially offset by higher sales and marketing costs which were recognized currently on these developing projects.

As compared to the year ago period, general, administrative and other expenses decreased by $117 million. In 2005, we incurred general, administrative and other expenses of $94 million as a result of a non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements as a result of the CTF transaction. We also incurred general, administrative and other expenses of $30 million in 2005 associated with our bedding incentive program. We implemented the bedding incentive program in the 2005 second quarter to help ensure that guests could enjoy the comfort and luxury of our new bedding by year-end 2005. Further impacting general, administrative and other expenses, 2005 reflected performance cure payments of $15 million versus a $4 million similar payment in 2006, and 2005 also reflected $6 million of guarantee charges versus the reversal of $8 million of guarantee charges in 2006. Additionally impacting the year-over-year general, administrative and other expenses variance were foreign exchange gains totaling $5 million in 2006 as compared to losses of $4 million in 2005.

As noted in the preceding “Twelve weeks” discussion, we adopted a new accounting standard in 2006 associated with share-based compensation. This new standard resulted in incremental general, administrative and other expenses of $27 million as compared to 2005, primarily impacting unallocated general, administrative and other expenses. Increased other net general, administrative and other expense of $14 million in 2006 versus the prior year reflects, among other things, costs related to our unit growth and development, systems improvements, and the customary increases in wages and benefits. Of the $117 million decrease in total general, administrative and other expenses, a decrease of $132 million was attributable to our Lodging segments and a $15 million increase was unallocated.

Gains and Other Income

The table below shows our gains and other income for the twelve and thirty-six weeks ended September 8, 2006, and September 9, 2005:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 8, 2006	September 9, 2005	September 8, 2006	September 9, 2005
Timeshare segment note sale gains	$—	$—	$—	$29
Synthetic fuel earn-out payments received, net	3	21	2	20
Loss on expected land sale	—	—	(37)	—
Gains on sales of real estate and other	4	7	21	12
Other note sale/repayment gains	—	3	1	25
Gains on sale/income on redemption of joint venture investments	3	3	56	3
Income from cost method investments	3	5	12	8

	$13	$39	$55	$97

Twelve weeks. Gains on sale/income on redemption of joint venture investments of $3 million in 2006 represents net gains on the sale of joint venture investments.

Thirty-six weeks. Gains on sale/income on redemption of joint venture investments of $56 million in 2006 represents $31 million of net gains associated with the sale of joint venture investments and $25 million of income associated with the redemption of preferred stock we held in one investee. As further explained in the earlier “Revenues” discussion for the thirty-six week periods, Timeshare segment note sale gains of $40 million in 2006 are presented in the “Timeshare Sales and Services” revenue caption.

Interest Expense

Twelve weeks. Interest expense increased $5 million (21 percent) to $29 million in the 2006 third quarter from $24 million in the year ago quarter. Interest expense reflects $10 million and $6 million for the third quarters of 2006 and 2005, respectively, relating to interest on accumulated cash flows from owners in advance of our cash outflows for various programs that we operate on the owners’ behalf, including the Marriott Rewards, Gift Certificates and Self Insurance programs. This increase in interest over the year ago quarter is related to higher liability balances and higher interest rates. Interest expense in 2006 also reflects our 2006 second quarter Series H Note issuance. Partially offsetting the aforementioned increases were interest expense declines associated with the payoff, at maturity, of our Series B Notes in November 2005 and interest expense declines associated with the November 2005 exchange of our Series C and Series E Notes for Series G Notes. See the “Debt” caption later in this report for additional information regarding the Series H Notes issuance.

Thirty-six weeks. Interest expense increased $17 million (25 percent) to $86 million in the first three quarters of 2006 from $69 million in the year ago period. Interest expense reflects $29 million and $16 million for 2006 and 2005, respectively, relating to interest on accumulated cash flows from owners as noted in the preceding “Twelve weeks” discussion. This increase in interest on these programs over the year ago period is related to higher liability balances and higher interest rates. As compared to 2005, interest expense also increased due to our June 2005 Series F Notes issuance, our June 2006 Series H Notes issuance, and higher commercial paper balances coupled with higher rates. Partially offsetting these increases were interest expense declines associated with the payoff, at maturity, of our Series D Notes in April 2005 and Series B Notes in November 2005 and the November 2005 exchange of our Series C and Series E Notes for Series G Notes.

Interest Income, Provision for Loan Losses and Income Tax

Twelve weeks. Interest income decreased slightly to $11 million in the 2006 third quarter from $13 million in the year ago quarter, primarily reflecting, lower interest income associated with loans repaid to us in 2005, partially offset by the receipt of $3 million of previously reserved interest income. No loan loss provisions in 2006 compare to a loan loss provision of $17 million for the year ago quarter associated with our aircraft leveraged lease.

Our tax provision totaled $82 million in 2006 compared to a tax provision of $33 million in 2005. The difference of $49 million is primarily attributable to $19 million of higher taxes in 2006 associated with higher pre-tax income from our lodging operations and $30 million of lower tax credits and tax benefit in 2006 associated with our synthetic fuel operations which generated a net tax provision of $5 million in 2006 compared to a net tax benefit of $25 million in 2005. As discussed in more detail in the “Synthetic Fuel” segment caption later in this report, 2006 includes a provision for an approximately 51 percent estimated phase-out of tax credits associated with the synthetic fuel operations due to high oil prices.

Thirty-six weeks. Interest income decreased $31 million (48 percent) to $34 million in the first three quarters of 2006 from $65 million in the first three quarters of 2005, primarily reflecting the impact of loans repaid to us in 2005. Loan loss provisions for the year ago period reflect an $11 million charge associated with one property and a $17 million charge associated with our aircraft leveraged lease, while 2006 reflects a $3 million reversal of previous loan loss provisions.

Our tax provision totaled $223 million in 2006 compared to a tax provision of $18 million in 2005. The difference of $205 million is primarily attributable to $91 million of higher taxes in 2006 associated with higher pre-tax income from our lodging operations and $114 million of lower tax credits and tax benefit in 2006 associated with our synthetic fuel operations which generated a net tax benefit of $41 million in 2006 compared to a net tax benefit of $155 million in 2005. As discussed in more detail in the “Synthetic Fuel” segment caption later in this report, 2006 includes a provision for an approximately 51 percent estimated phase-out of tax credits associated with the synthetic fuel operations due to high oil prices.

Equity in Earnings

Twelve weeks. The $18 million decline from earnings of $17 million in 2005 to losses of $1 million in 2006 attributable to our equity investments reflects several joint ventures which had significant gains from asset sales in 2005 versus no comparable activity in 2006. In addition, since the 2005 third quarter we have sold several joint venture investments.

Thirty-six weeks. The $16 million decline from earnings of $18 million in 2005 to earnings of $2 million in 2006 is attributable to the factors noted in the preceding “Twelve weeks” discussion.

Minority Interest

Twelve weeks. Minority interest decreased $18 million in the 2006 third quarter from a benefit of $18 million in the third quarter of 2005. On the first day of our 2006 fiscal year, we redeemed our partner’s interest in Synthetic American Fuel Enterprises II, LLC (“SAFE II”), which owns three of our four synthetic fuel production facilities. Accordingly, in 2006, minority interest represents only our partner’s share of the losses in Synthetic American Fuel Enterprises I, LLC (“SAFE I”), which owns one synthetic fuel production facility. For 2005, minority interest reflects our partner’s share of the synthetic fuel losses for all four production facilities. In addition, synthetic fuel production was significantly lower in 2006. For additional information see the analysis of the results of operations for the Synthetic Fuel segment later in this report.

Thirty-six weeks. Minority interest decreased from a benefit of $32 million in the first three quarters of 2005 to a benefit of $6 million in the first three quarters of 2006 principally as a result of the reasons noted in the preceding “Twelve weeks” discussion.

Income from Continuing Operations

Twelve weeks. Compared to the year ago quarter, income from continuing operations decreased $7 million (5 percent) to $141 million in 2006, and diluted earnings per share from continuing operations increased $0.01 (3 percent) to $0.33. As discussed in more detail in the preceding sections beginning with “Operating Income,” the decrease versus the year ago quarter is primarily due to higher taxes ($49 million), lower gains and other income ($26 million), a lower minority interest benefit ($18 million), lower equity investment results ($18 million), higher interest expense ($5 million), and lower interest income ($2 million). Partially offsetting these unfavorable variances were higher fee income ($46 million), lower synthetic fuel operating losses ($36 million), a lower loan loss provision ($17 million) and higher timeshare sales and services revenue net of direct expenses ($13 million).

Thirty-six weeks. Year-to-date, through September 8, 2006, income from continuing operations increased $66 million (15 percent) to $497 million in 2006, and diluted earnings per share from continuing operations increased $0.22 (24 percent) to $1.14. As discussed in more detail in the preceding sections beginning with “Operating Income,” the increase versus the year ago period is primarily due to higher fee income ($134 million), lower general, administrative and other expenses ($117 million), lower synthetic fuel operating losses ($72 million), higher owned, leased corporate housing and other revenue net of direct expenses ($28 million), a lower loan loss provision ($31 million) and higher timeshare sales and services revenue net of direct expenses ($21 million). Partially offsetting these favorable variances, were significantly higher taxes ($205 million), lower gains and other income ($42 million), lower interest income ($31 million), higher interest expense ($17 million), a lower minority interest benefit ($26 million) and lower equity investment results ($16 million).

Cumulative Effect of Change in Accounting Principle

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 152 “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67” and the American Institute of Certified Public Accountants issued Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions,” (“SOP 04-2”). Additionally, the FASB amended FAS No. 66, “Accounting for Sales of Real Estate,” and FAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to exclude accounting for real estate time-sharing transactions from these statements. We adopted SOP 04-2 at the beginning of the 2006 first quarter.

Under SOP 04-2, we charge the majority of the sales and marketing costs we incur to sell timeshares to expense when incurred. We also record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time that we recognize profit on a timeshare sale. We also account for rental and other operations during holding periods as incidental operations, which requires us to record any excess profits as a reduction of inventory costs.

The initial adoption of SOP 04-2 in our 2006 first quarter, which we report as a cumulative effect of a change in accounting principle in our 2006 Condensed Consolidated Income Statement, resulted in a one-time non-cash after-tax charge of $105 million. The pre-tax charge totaled $173 million and comprised a $130 million inventory write-down primarily associated with previously deferred sales and marketing costs, the establishment of a $25 million notes receivable reserve and an increase in current liabilities of $18 million. We estimate that the ongoing impact of the adoption in subsequent periods will be immaterial.

The American Resort Development Association, a timeshare trade association of which we are a member, and the Staff of the Securities and Exchange Commission recently had communications regarding SOP 04-2 and the income statement presentation of timeshare note securitizations gains. As a result of those communications, we reclassified, in our Condensed Consolidated Statement of Income for the thirty-six weeks ended September 8, 2006, Timeshare segment note securitization gains of $40 million recognized in the 2006 second quarter from the “Gains and other income” caption to the “Timeshare sales and services” revenue caption.

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

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest income, provision for loan losses and interest expense. With the exception of the Synthetic Fuel segment, we also do not allocate income taxes to our segments. As note sales are an integral part of the Timeshare segment, we include note sale gains in our Timeshare segment results, and we allocate other gains, other income, joint venture income or losses and divisional general, administrative and other expenses to each of our segments. Unallocated corporate expenses represent that portion of our general, administrative and other expenses and joint venture earnings or losses that are not allocable to our segments.

We have aggregated the brands and businesses presented within each of our segments considering their similar economic characteristics, types of customers, distribution channels and the regulatory business environment of the brands and operations within each segment.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 8, 2006	September 9, 2005	September 8, 2006	September 9, 2005
Revenues

Full-Service Segment	$ 1,787	$ 1,713	$ 5,566	$ 5,093
Select-Service Segment	331	303	969	868
Extended-Stay Segment	166	149	466	411
Timeshare Segment	413	451	1,196	1,233

Total Lodging	2,697	2,616	8,197	7,605
Synthetic Fuel Segment	6	98	102	304

	$ 2,703	$ 2,714	$ 8,299	$ 7,909

Income from Continuing Operations

Full-Service Segment	$ 131	$ 129	$ 489	$ 275
Select-Service Segment	57	49	174	130
Extended-Stay Segment	29	14	75	43
Timeshare Segment	61	50	180	193

Total Lodging financial results	278	242	918	641
Synthetic Fuel Segment (after-tax)	(3)	30	4	92
Unallocated corporate expenses	(42)	(38)	(113)	(97)
Interest income, provision for loan losses and interest expense (excluding the Synthetic Fuel segment)	(15)	(28)	(48)	(32)
Income taxes (excluding the Synthetic Fuel Segment)	(77)	(58)	(264)	(173)

	$ 141	$ 148	$ 497	$ 431

Equity in Earnings (Losses) of Equity Method Investees

Full-Service Segment	$ (1)	$ 16	$ 1	$ 24
Select-Service Segment	—	—	—	(4)
Timeshare Segment	—	—	1	(3)
Corporate	—	1	—	1

	$ (1)	$ 17	$ 2	$ 18

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

We have added 142 properties (23,941 rooms) and deflagged 34 properties (7,014 rooms) since the end of the third quarter of 2005. Most of the deflagged properties were Fairfield Inn properties. Lodging financial results increased $36 million to $278 million in 2006 from $242 million in 2005, and revenues increased $81 million to $2,697 million in 2006, a 3 percent increase from revenues of $2,616 million in 2005. The results as compared to the year ago quarter reflect a $46 million increase (21 percent) in combined base, franchise and incentive fees, from $216 million in 2005 to $262 million in 2006, $13 million of higher timeshare sales and services revenue net of direct expenses and $3 million of decreased general, administrative and other expenses, partially offset by $8 million of lower gains and other income and a $17 million decline in earnings associated with equity investments. Higher RevPAR for comparable rooms, resulting from both domestic and international rate increases and new unit growth, drove the increase in base and franchise fees. Incentive management fees increased $19 million (63 percent) during the quarter, reflecting the impact of strong room rate improvement and property-level margin improvements. Incentive fees also reflected $10 million and $6 million for the twelve weeks ended September 8, 2006 and September 9, 2005, respectively, that were calculated based on prior period earnings but not earned and due until the periods in which they were recognized.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased and managed properties, for comparable North American properties increased 8.6 percent, and RevPAR for our comparable North American company-operated properties also increased 8.1 percent. North American company-operated house profit margins improved 210 basis points versus the year ago quarter. Systemwide RevPAR for comparable international properties increased 10.6 percent and RevPAR for comparable international company-operated properties increased 11.3 percent. Worldwide RevPAR for comparable systemwide properties increased 9.0 percent while worldwide RevPAR for comparable company-operated properties also increased 9.0 percent. In addition, worldwide comparable company-operated property-level house profit margins increased 210 basis points.

Thirty-six weeks. Lodging reported financial results of $918 million in 2006 compared to $641 million in 2005 and revenues of $8,197 million in 2006, an 8 percent increase from revenues of $7,605 million in 2005. The results as compared to the year ago period reflect a $134 million increase (19 percent) in combined base, franchise and incentive fees, from $700 million in 2005 to $834 million in 2006, $132 million of lower general, administrative and other expenses, $28 million of stronger owned, leased, corporate housing and other revenue net of direct expenses, and $21 million of higher timeshare sales and services revenue net of direct expenses, partially offset by $24 million of lower gains and other income and a $15 million decline in earnings associated with equity investments. Higher RevPAR for comparable rooms, resulting from both domestic and international rate increases and new unit growth, drove the increase in base and franchise fees. Incentive management fees increased $53 million (40 percent) during 2006, reflecting the impact of strong room rate improvement and property-level margin improvements. Incentive fees include $10 million and $14 million for the thirty-six weeks ended September 8, 2006 and September 9, 2005, respectively, that were calculated based on prior period earnings but not earned and due until the periods in which they were recognized. In the first three quarters of 2006 we recognized $5 million of base management fees that were calculated based on prior period results, but not earned and due until 2006.

Systemwide RevPAR for comparable North American properties increased 10.1 percent, and RevPAR for our comparable North American company-operated properties increased 9.5 percent. North American company-operated house profit margins improved 250 basis points versus the year ago period. Systemwide RevPAR for comparable international properties increased 10.3 percent and RevPAR for comparable international company-operated properties increased 10.9 percent. Worldwide RevPAR for comparable systemwide properties increased 10.1 percent while worldwide RevPAR for comparable company-operated properties increased 9.9 percent. In addition, worldwide comparable company-operated property-level house profit margins increased 240 basis points.

Summary of Properties by Brand. We opened 38 lodging properties (6,281 rooms) during the third quarter of 2006, while 12 hotels (2,792 rooms) exited the system, increasing our total properties to 2,815 (510,506 rooms). Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include the JW Marriott Hotels & Resorts and Marriott Conference Center brands. Similarly, references to Renaissance Hotels & Resorts include our Renaissance ClubSport brand. The table below shows properties by brand as of September 8, 2006 (excluding 2,045 rental units relating to Marriott ExecuStay):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
Full-Service Lodging Segment
Marriott Hotels & Resorts	272	107,971	194	59,020
Marriott Conference Centers	14	3,606	—	—
JW Marriott Hotels & Resorts	31	14,281	5	1,276
The Ritz-Carlton	60	19,382	—	—
Renaissance Hotels & Resorts	88	33,319	48	14,734
Renaissance ClubSport	1	175	—	—
Ramada International	2	332	—	—
Bulgari Hotel & Resort	1	58	—	—
Select-Service Lodging Segment
Courtyard	311	50,166	411	53,916
Fairfield Inn	2	855	518	46,164
SpringHill Suites	23	3,581	126	13,789
Extended-Stay Lodging Segment
Residence Inn	135	18,266	376	43,063
TownePlace Suites	34	3,661	88	8,634
Marriott Executive Apartments	17	2,928	1	99
Timeshare Lodging Segment (1)
Marriott Vacation Club International	45	10,189	—	—
The Ritz-Carlton Club	7	400	—	—
Grand Residences by Marriott	3	313	—	—
Horizons by Marriott Vacation Club	2	328	—	—

Total	1,048	269,811	1,767	240,695

(1)	Includes products in active sales which may not be ready for occupancy. Also includes products that are sold out.

The following table provides additional detail by brand as of September 8, 2006, for our Timeshare Lodging Segment properties:

	Total Properties	Properties in Active Sales
100% Company-Developed
Marriott Vacation Club International	44	24
The Ritz-Carlton Club	3	2
Grand Residences by Marriott	3	3
Horizons by Marriott Vacation Club	2	2
Joint Ventures
Marriott Vacation Club International	1	1
The Ritz-Carlton Club	4	4

Total	57	36

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

The occupancy, average daily rate and RevPAR statistics used throughout this report for the twelve weeks ended September 8, 2006, include the period from June 17, 2006, through September 8, 2006, and for the twelve weeks ended September 9, 2005, include the period from June 18, 2005, through September 9, 2005 (except in each case, for The Ritz-Carlton and International properties, which include only June through August). The statistics used throughout this report for the thirty-six weeks ended September 8, 2006, include the period from December 31, 2005, through September 8, 2006, and for the thirty-six weeks ended September 9, 2005, include the period from January 1, 2005, through September 9, 2005 (except in each case, for The Ritz-Carlton and International properties, which include only January through August).

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Twelve Weeks Ended September 8, 2006	Change vs. 2005		Twelve Weeks Ended September 8, 2006	Change vs. 2005
Marriott Hotels & Resorts (1)
Occupancy	74.0%	-1.1	% pts.	73.1%	-0.1	% pts.
Average Daily Rate	$156.77	9.6%		$146.63	8.6%
RevPAR	$116.08	7.9%		$107.12	8.5%
The Ritz-Carlton (2)
Occupancy	73.4%	1.5	% pts.	73.4%	1.5	% pts.
Average Daily Rate	$263.58	7.0%		$263.58	7.0%
RevPAR	$193.59	9.2%		$193.59	9.2%
Renaissance Hotels & Resorts
Occupancy	73.3%	-1.4	% pts.	73.6%	-0.1	% pts.
Average Daily Rate	$153.22	8.8%		$144.10	8.5%
RevPAR	$112.28	6.8%		$106.03	8.4%
Composite – Full-Service (3)
Occupancy	73.9%	-0.9	% pts.	73.2%	—	% pts.
Average Daily Rate	$167.16	9.3%		$153.88	8.5%
RevPAR	$123.48	8.0%		$112.57	8.6%
Courtyard
Occupancy	73.0%	-0.8	% pts.	75.6%	-0.2	% pts.
Average Daily Rate	$115.87	10.7%		$115.54	9.6%
RevPAR	$84.60	9.4%		$87.29	9.3%
Fairfield Inn
Occupancy	nm	nm		76.4%	0.5	% pts.
Average Daily Rate	nm	nm		$84.14	8.8%
RevPAR	nm	nm		$64.28	9.5%
SpringHill Suites
Occupancy	76.1%	-1.8	% pts.	77.3%	0.1	% pts.
Average Daily Rate	$102.83	11.3%		$99.64	10.0%
RevPAR	$78.27	8.7%		$76.99	10.1%
Composite – Select-Service (4)
Occupancy	73.3%	-1.0	% pts.	76.0%	—	% pts.
Average Daily Rate	$114.22	10.7%		$104.25	9.4%
RevPAR	$83.77	9.2%		$79.20	9.5%
Residence Inn
Occupancy	81.7%	-1.6	% pts.	83.0%	-0.7	% pts.
Average Daily Rate	$117.21	8.0%		$114.90	7.7%
RevPAR	$95.75	5.9%		$95.40	6.8%
TownePlace Suites
Occupancy	81.3%	0.4	% pts.	80.8%	0.2	% pts.
Average Daily Rate	$78.99	10.5%		$79.67	9.7%
RevPAR	$64.21	11.1%		$64.37	9.9%
Composite – Extended-Stay (5)
Occupancy	81.6%	-1.3	% pts.	82.6%	-0.6	% pts.
Average Daily Rate	$110.41	8.2%		$108.83	7.9%
RevPAR	$90.12	6.6%		$89.93	7.2%
Composite – All (6)
Occupancy	74.8%	-1.0	% pts.	76.1%	-0.1	% pts.
Average Daily Rate	$143.69	9.5%		$124.37	8.7%
RevPAR	$107.42	8.1%		$94.65	8.6%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.
(2)	Statistics for The Ritz-Carlton are for June through August.
(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.
(4)	Select-Service composite statistics include properties for the Courtyard, SpringHill Suites and Fairfield Inn brands.
(5)	Extended-Stay composite statistics include properties for the Residence Inn and TownePlace Suites brands.

(6)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Thirty-Six Weeks Ended September 8, 2006	Change vs. 2005		Thirty-Six Weeks Ended September 8, 2006	Change vs. 2005
Marriott Hotels & Resorts (1)
Occupancy	73.3%	-0.4	% pts.	72.0%	0.6	% pts.
Average Daily Rate	$164.99	9.0%		$152.64	8.5%
RevPAR	$120.86	8.5%		$109.83	9.4%
The Ritz-Carlton (2)
Occupancy	74.6%	2.7	% pts.	74.6%	2.7	% pts.
Average Daily Rate	$299.92	6.2%		$299.92	6.2%
RevPAR	$223.76	10.2%		$223.76	10.2%
Renaissance Hotels & Resorts
Occupancy	74.3%	1.6	% pts.	73.4%	1.7	% pts.
Average Daily Rate	$160.34	9.6%		$150.12	9.4%
RevPAR	$119.20	12.0%		$110.17	12.0%
Composite – Full-Service (3)
Occupancy	73.5%	0.2	% pts.	72.3%	0.9	% pts.
Average Daily Rate	$176.83	8.9%		$161.04	8.5%
RevPAR	$130.03	9.2%		$116.45	9.8%
Courtyard
Occupancy	72.2%	—	% pts.	73.9%	0.7	% pts.
Average Daily Rate	$118.12	11.1%		$115.85	9.6%
RevPAR	$85.30	11.0%		$85.58	10.6%
Fairfield Inn
Occupancy	nm	nm		72.4%	1.7	% pts.
Average Daily Rate	nm	nm		$82.00	9.1%
RevPAR	nm	nm		$59.36	11.8%
SpringHill Suites
Occupancy	74.2%	-1.1	% pts.	75.5%	1.2	% pts.
Average Daily Rate	$102.65	11.2%		$98.81	10.0%
RevPAR	$76.16	9.6%		$74.55	11.8%
Composite – Select-Service (4)
Occupancy	72.5%	-0.1	% pts.	73.6%	1.0	% pts.
Average Daily Rate	$116.25	11.1%		$103.89	9.4%
RevPAR	$84.31	10.9%		$76.43	11.0%
Residence Inn
Occupancy	80.1%	-0.4	% pts.	80.7%	0.5	% pts.
Average Daily Rate	$117.45	9.0%		$113.57	8.0%
RevPAR	$94.13	8.4%		$91.66	8.6%
TownePlace Suites
Occupancy	77.6%	1.1	% pts.	77.6%	0.9	% pts.
Average Daily Rate	$78.12	10.9%		$79.28	10.1%
RevPAR	$60.66	12.5%		$61.54	11.4%
Composite – Extended-Stay (5)
Occupancy	79.7%	-0.1	% pts.	80.2%	0.5	% pts.
Average Daily Rate	$110.60	9.1%		$107.72	8.2%
RevPAR	$88.15	8.9%		$86.35	9.0%
Composite – All (6)
Occupancy	74.1%	0.1	% pts.	74.3%	0.9	% pts.
Average Daily Rate	$149.76	9.4%		$126.89	8.8%
RevPAR	$110.93	9.5%		$94.30	10.1%

(1)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.
(2)	Statistics for The Ritz-Carlton are for January through August.
(3)	Full-Service composite statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.
(4)	Select-Service composite statistics include properties for the Courtyard, SpringHill Suites and Fairfield Inn brands.
(5)	Extended-Stay composite statistics include properties for the Residence Inn and TownePlace Suites brands.

(6)	Composite – All statistics include properties for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

	Comparable Company-Operated International Properties (1), (2)			Comparable Systemwide International Properties (1), (2)
	Three Months Ended August 31, 2006	Change vs. 2005		Three Months Ended August 31, 2006	Change vs. 2005
Caribbean & Latin America (3)
Occupancy	74.2%	1.2	% pts.	72.7%	1.1	% pts.
Average Daily Rate	$142.25	7.7%		$135.33	6.7%
RevPAR	$105.48	9.5%		$98.45	8.3%
Continental Europe (3)
Occupancy	75.3%	0.4	% pts.	73.6%	1.5	% pts.
Average Daily Rate	$151.02	12.5%		$153.87	10.6%
RevPAR	$113.77	13.2%		$113.21	13.0%
United Kingdom (3)
Occupancy	84.4%	3.9	% pts.	78.8%	3.7	% pts.
Average Daily Rate	$228.26	12.2%		$205.33	10.4%
RevPAR	$192.62	17.6%		$161.82	15.8%
Middle East & Africa (3)
Occupancy	69.1%	2.4	% pts.	70.0%	2.4	% pts.
Average Daily Rate	$119.90	5.3%		$113.61	5.7%
RevPAR	$82.80	9.0%		$79.57	9.4%
Asia Pacific (3), (4)
Occupancy	76.0%	1.3	% pts.	76.6%	1.4	% pts.
Average Daily Rate	$115.90	10.8%		$120.59	8.3%
RevPAR	$88.08	12.7%		$92.36	10.4%
The Ritz-Carlton International
Occupancy	68.3%	-1.1	% pts.	68.3%	-1.1	% pts.
Average Daily Rate	$208.74	3.9%		$208.74	3.9%
RevPAR	$142.50	2.2%		$142.50	2.2%
Total Composite International (5)
Occupancy	75.5%	0.9	% pts.	74.8%	1.3	% pts.
Average Daily Rate	$146.06	10.0%		$145.54	8.6%
RevPAR	$110.22	11.3%		$108.86	10.6%
Total Worldwide (6)
Occupancy	75.0%	-0.5	% pts.	75.9%	0.2	% pts.
Average Daily Rate	$144.35	9.6%		$127.96	8.8%
RevPAR	$108.19	9.0%		$97.10	9.0%

(1)	International financial results are reported on a period-end basis, while international statistics are reported on a month-end basis.
(2)	The comparison to 2005 is on a constant dollar basis and includes results for June through August. Excludes North America (except for Worldwide).
(3)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and Courtyard brands. Does not include The Ritz-Carlton brand.
(4)	Excludes Hawaii.
(5)	Includes Hawaii.
(6)	Includes international statistics for the three calendar months ended August 31, 2006, and August 31, 2005, and North American statistics for the twelve weeks ended September 8, 2006, and September 9, 2005. Includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

	Comparable Company-Operated International Properties (1), (2)			Comparable Systemwide International Properties (1), (2)
	Eight Months Ended August 31, 2006	Change vs. 2005		Eight Months Ended August 31, 2006	Change vs. 2005
Caribbean & Latin America (3)
Occupancy	76.7%	2.6	% pts.	74.1%	1.3	% pts.
Average Daily Rate	$161.10	8.6%		$153.43	7.1%
RevPAR	$123.52	12.4%		$113.75	8.9%
Continental Europe (3)
Occupancy	71.3%	2.0	% pts.	69.1%	2.3	% pts.
Average Daily Rate	$143.75	7.2%		$146.04	7.3%
RevPAR	$102.49	10.3%		$100.85	10.9%
United Kingdom (3)
Occupancy	79.0%	3.5	% pts.	73.7%	3.1	% pts.
Average Daily Rate	$217.42	10.4%		$199.08	9.0%
RevPAR	$171.74	15.5%		$146.81	13.7%
Middle East & Africa (3)
Occupancy	69.9%	-0.7	% pts.	70.0%	-0.7	% pts.
Average Daily Rate	$137.08	11.6%		$129.52	12.5%
RevPAR	$95.88	10.5%		$90.61	11.4%
Asia Pacific (3), (4)
Occupancy	75.4%	1.4	% pts.	75.7%	1.3	% pts.
Average Daily Rate	$120.97	10.5%		$123.48	9.3%
RevPAR	$91.22	12.6%		$93.49	11.3%
The Ritz-Carlton International
Occupancy	69.4%	-2.4	% pts.	69.4%	-2.4	% pts.
Average Daily Rate	$222.36	7.8%		$222.36	7.8%
RevPAR	$154.35	4.2%		$154.35	4.2%
Total Composite International (5)
Occupancy	74.1%	1.2	% pts.	72.9%	1.2	% pts.
Average Daily Rate	$148.81	9.1%		$147.17	8.4%
RevPAR	$110.20	10.9%		$107.24	10.3%
Total Worldwide (6)
Occupancy	74.1%	0.4	% pts.	74.1%	0.9	% pts.
Average Daily Rate	$149.52	9.4%		$129.99	8.7%
RevPAR	$110.75	9.9%		$96.31	10.1%

(1)	International financial results are reported on a period-end basis, while international statistics are reported on a month-end basis.
(2)	The comparison to 2005 is on a constant dollar basis and includes results for January through August. Excludes North America (except for Worldwide).
(3)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and Courtyard brands. Does not include The Ritz-Carlton brand.
(4)	Excludes Hawaii.
(5)	Includes Hawaii.
(6)	Includes international statistics for the eight calendar months ended August 31, 2006, and August 31, 2005, and North American statistics for the thirty-six weeks ended September 8, 2006, and September 9, 2005. Includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, The Ritz-Carlton, Courtyard, Residence Inn, TownePlace Suites, Fairfield Inn and SpringHill Suites brands.

Full-Service Lodging includes the Marriott Hotels & Resorts, The Ritz-Carlton, Renaissance Hotels & Resorts, Ramada International and Bulgari Hotels & Resorts brands. Since the third quarter of 2005, across our Full-Service Lodging segment, we have added 26 properties (8,414 rooms) and deflagged 12 properties (4,087 rooms).

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 8, 2006	September 9, 2005	Change 2006/2005	September 8, 2006	September 9, 2005	Change 2006/2005
Revenues	$ 1,787	$ 1,713	4%	$ 5,566	$ 5,093	9%

Segment results	$ 131	$ 129	2%	$ 489	$ 275	78%

Twelve weeks. RevPAR for comparable company-operated North American full-service hotels increased 8.0 percent to $123.48. Occupancy for these hotels decreased slightly to 73.9 percent, while average daily rates increased 9.3 percent to $167.16. Results for our international operations were strong across most regions, generating an 11.3 percent RevPAR increase for comparable company-operated hotels. Occupancy increased slightly, while average daily rates increased 10.0 percent to $146.06. China, Mexico, Australia, Germany, the Netherlands, the United Kingdom, and the Middle East all had strong RevPAR increases.

Our third quarter 2006 segment results as compared to the prior year reflect a $27 million increase in base management, incentive management and franchise fees and $5 million of increased owned, leased and other revenue net of direct expenses. The increase in fees is largely due to stronger RevPAR, driven primarily by rate increases which favorably impacted property-level house profits and, to a lesser extent, the growth in the number of rooms. Incentive fees include $10 million and $6 million for the twelve weeks ended September 8, 2006 and September 9, 2005, respectively, that were calculated based on prior period earnings but not earned and due until the periods in which they were recognized. The $5 million increase in owned, leased and other revenue net of direct expenses was primarily attributable to higher termination fees received in 2006 and, to a lesser extent, improved owned and leased results in 2006 reflecting the strong demand environment, partially offset by the impact of properties sold since the 2005 third quarter.

General, administrative and other expenses increased $5 million reflecting increased development activity and increases in ordinary costs such as wages and benefits. Gains and other income decreased $8 million in 2006 versus the prior year, as a result of the sale of several joint venture investments in 2005 which generated gains versus less comparable activity in 2006. Equity results were $17 million lower than last year primarily as a result of joint ventures that had significant asset sales in 2005 which generated gains, thereby increasing the profitability of the joint ventures and the sale of joint ventures investments since the year ago quarter.

Thirty-six weeks. RevPAR for comparable company-operated North American full-service hotels increased 9.2 percent to $130.03. Occupancy for these hotels increased slightly to 73.5 percent, while average daily rates increased 8.9 percent to $176.83. Results for our international operations were strong across most regions, generating a 10.9 percent RevPAR increase for comparable company-operated hotels. Occupancy increased 1.2 percentage points, while average daily rates increased 9.1 percent to $148.81. China, Mexico, Australia, Germany, France, the Netherlands, the United Kingdom, and the Middle East all had strong RevPAR increases.

Compared to the first three quarters of 2005, our results reflect a $72 million increase in base management, incentive management and franchise fees. The increase in fees is largely due to stronger RevPAR, driven primarily by rate increases which favorably impacted property-level house profits and, to a lesser extent, to productivity improvements and the growth in the number of rooms. Incentive fees include $10 million and $14 million for the thirty-six weeks ended September 8, 2006 and September 9, 2005, respectively, that were calculated based on prior period earnings but not earned and due until the periods in which they were recognized. Similarly, base management fees for 2006 include $5 million of fees that were calculated based on prior period results, but not earned and due until 2006. Owned, leased and other revenue net of direct expenses increased $39 million mainly as a result of properties acquired since the end of the 2005 second quarter, including the CTF properties. Reflected in the $39 million increase, the year ago period included a $6 million charge for severance payments and other costs associated with the temporary closing of a leased property undergoing renovation in Ireland, and termination fees received in 2006 were $6 million higher than the prior year.

General, administrative and other expenses decreased $116 million reflecting, among other things, a charge in 2005 of $94 million associated with the CTF transaction and expenses of $18 million in 2005 associated with our bedding incentive program, partially offset by $15 million of increased expenses in 2006 reflecting, among other items, costs related to unit growth and development, systems improvements and increases in ordinary costs such as wages and benefits. In addition, general, administrative and other expenses in 2005 included $15 million of performance cure payments associated with two properties and a $4 million charge associated with a guarantee. In 2006, general, administrative and other expenses included a $4 million performance cure payment charge and the reversal of guarantee charges totaling $4 million.

Gains and other income increased $9 million in 2006 versus the prior year period as a result of the redemption of preferred stock in a cost method investee which generated income of $25 million in 2006, $26 million of higher gains in 2006 associated with the sale of joint venture investments, and higher gains of $9 million in 2006 associated with real estate sales and other income. Partially offsetting the aforementioned increases were gains totaling $14 million in 2005 associated with the sale or repayment, before maturity, of loans associated with three properties. Gains and other income were further impacted by the $37 million non-cash charge in 2006 to adjust the carrying amount of a straight-line rent receivable associated with land we own and lease, as further described in the “Expected Land Sale” caption later in this report. Equity results were $23 million lower than the prior year period as a result of the sale of hotels by some joint ventures in 2005 which generated gains thereby increasing the profitability of the joint ventures and our sale of some joint venture investments since the 2005 third quarter, offset to some extent by improved joint venture results reflecting the stronger demand environment.

Select-Service Lodging includes our Courtyard, Fairfield Inn and SpringHill Suites brands. Across our Select-Service Lodging segment, we have added 75 properties (9,624 rooms) and deflagged 20 properties (2,745 rooms) since the third quarter of 2005.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 8, 2006	September 9, 2005	Change 2006/2005	September 8, 2006	September 9, 2005	Change 2006/2005
Revenues	$ 331	$ 303	9%	$ 969	$ 868	12%

Segment results	$ 57	$ 49	16%	$ 174	$ 130	34%

Twelve weeks. RevPAR for comparable company-operated North American select-service hotels increased 9.2 percent to $83.77. Occupancy for these hotels decreased 1 percentage point to 73.3 percent, while average daily rates increased 10.7 percent to $114.22.

The $8 million increase in segment results for the quarter primarily reflects a $13 million increase in base management, incentive management and franchise fees, flat equity results and general, administrative and other expenses, flat gains and other income, and $5 million of lower owned, leased and other revenue net of direct expenses. The increase in fees is largely due to higher RevPAR, driven primarily by rate increases, which impacted property-level house profits and, to a lesser extent, the growth in the number of rooms. Stronger performance at our renovated Courtyard properties, versus non-renovated properties, is also contributing to the increase in segment results versus the prior year. The decrease in owned, leased and other revenue net of direct expenses reflects lower lease revenue as a result of our sale, late in 2005, of a portfolio of land underlying 75 Courtyard hotels, partially offset by improved owned and leased results in 2006 reflecting stronger demand.

Thirty-six weeks. RevPAR for comparable company-operated North American select-service hotels increased 10.9 percent to $84.31. Occupancy for these hotels decreased slightly to 72.5 percent, while average daily rates increased 11.1 percent to $116.25.

The $44 million increase in segment results for the first three quarters of 2006 primarily reflects a $42 million increase in base management, incentive management and franchise fees, $12 million of lower general, administrative and other expenses, $4 million of increased equity results partially offset by $12 million of lower owned, leased and other revenue net of direct expenses and $2 million of lower gains and other income. The increase in fees is largely due to higher RevPAR, driven primarily by rate increases, which impacted property-level house profits and, to a lesser extent, to productivity improvements and the growth in the number of rooms. Stronger performance at our renovated Courtyard properties, versus non-renovated properties, is also contributing to the increase in segment results versus the prior year. The decrease in owned, leased and other revenue net of direct expenses reflects lower lease revenue as a result of our sale, late in 2005, of a portfolio of land underlying 75 Courtyard hotels, partially offset by improved owned and leased results in 2006 reflecting stronger demand. The decrease in general, administrative and other expenses of $12 million is attributable to the recognition of expenses in 2005 totaling $8 million associated with our bedding incentive program and a $3 million charge in 2005 associated with a guarantee versus a $1 million reversal of a guarantee charge in 2006. Improved equity results in 2006 versus the year ago period reflect the impact of a stronger demand environment in 2006, new joint ventures and the impact of owning a 50 percent interest in the Courtyard Joint Venture through the first quarter of 2005 versus owning a 21 percent interest in the joint venture thereafter.

Extended-Stay Lodging includes our Residence Inn, TownePlace Suites, Marriott Executive Apartments and Marriott ExecuStay brands. Since the third quarter of 2005, across our Extended-Stay Lodging segment, we have added 36 properties (4,669 rooms) and deflagged two properties (182 rooms), excluding the 240 ExecuStay units added since the third quarter of 2005.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 8, 2006	September 9, 2005	Change 2006/2005	September 8, 2006	September 9, 2005	Change 2006/2005
Revenues	$ 166	$ 149	11%	$ 466	$ 411	13%

Segment results	$ 29	$ 14	107%	$ 75	$ 43	74%

Twelve weeks. RevPAR for comparable company-operated hotels increased 6.6 percent to $90.12. Occupancy for these hotels decreased 1.3 percentage points to 81.6 percent, while average daily rates increased 8.2 percent to $110.41.

Our base and incentive management fees were $2 million higher than last year while our franchise fees, principally associated with our Residence Inn brand, increased $3 million. The increase in management and franchise fees is largely due to higher RevPAR and to the growth in the number of rooms. Compared to the prior year, general, administrative and other expenses were lower by $10 million. General, administrative and other expenses in 2005 included a $6 million charge associated with the settlement of litigation and other one-time charges.

Thirty-six weeks. RevPAR for comparable company-operated North American extended-stay hotels increased 8.9 percent to $88.15. Occupancy for these hotels decreased slightly to 79.7 percent, while average daily rates increased 9.1 percent to $110.60.

Our base and incentive management fees were $7 million higher than the last year period while our franchise fees, principally associated with our Residence Inn brand, increased $11 million. The increase in management and franchise fees is largely due to higher RevPAR and to the growth in the number of rooms. Compared to the prior year period, general, administrative and other expenses were lower by $12 million. General, administrative and other expenses in 2005 included $4 million of expenses associated with our bedding incentive program and a $6 million charge associated with the settlement of litigation.

Timeshare includes our Marriott Vacation Club International, The Ritz-Carlton Club, Grand Residences by Marriott and Horizons by Marriott Vacation Club brands.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 8, 2006	September 9, 2005	Change 2006/2005	September 8, 2006	September 9, 2005	Change 2006/2005
Revenues	$ 413	$ 451	-8%	$ 1,196	$ 1,233	-3%

Segment results	$ 61	$ 50	22%	$ 180	$ 193	-7%

Twelve weeks. Timeshare segment revenues of $413 million in 2006 and $451 million in 2005 include interval, fractional and whole ownership sales, base management fees, resort rental fees, interest on notes receivable and cost reimbursements. Timeshare contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare intervals before adjustment for percentage of completion accounting and increased 3 percent in 2006 versus the prior year with projects selling out faster than anticipated. Several newer projects are experiencing strong sales and have not yet reached reportability thresholds, while some older projects offer limited remaining inventory. These constraints resulted in a decline in timeshare sales and services revenue of 5 percent to $374 million in the third quarter of 2006 versus $393 million in 2005.

The $11 million increase in segment results versus the prior year primarily reflects the reversal in 2006 of contingency reserves totaling $15 million associated with marketing incentives. Additionally, general, administrative and other expenses increased $2 million versus the year ago period, reflecting higher program and joint venture development expenses and customary increases in ordinary costs such as wages and benefits. Equity income was flat in 2006 versus the prior year, as were gains.

Thirty-six weeks. Timeshare segment revenues totaled $1,196 million for the first three quarters of 2006 and $1,233 million in the first three quarters of 2005. The constraint on available inventory at some older projects coupled with newer projects that have not reached reportability thresholds, as noted above, resulted in a decline in timeshare sales and services revenue of 2 percent to $1,051 million for 2006 versus $1,074 million for 2005. In addition, as noted earlier under the heading “Cumulative Effect of Change in Accounting Principle,” revenue in 2006 includes note securitization gains of $40 million. Versus the year ago period, contract sales increased 11 percent in 2006.

Segment results versus the prior year period declined $13 million. Timeshare sales and service revenue net of direct expenses increased $21 million reflecting revenue of $40 million in 2006 associated with note securitization gains and a $15 million contingency reserve reversal in 2006, partially offset by the impact of limited available inventory for some older projects and newer projects that have not reached reportability levels, but have significant sales and marketing costs which were recognized currently. In 2006 equity income increased $4 million and base management fees increased $2 million versus 2005. Gains and other income declined $32 million versus the prior year reflecting $29 million of note securitization gains and $3 million of other gains in 2005. As noted earlier, securitization gains are a component of revenue in 2006. Additionally, general, administrative and other expenses increased $8 million in 2006 versus 2005 reflecting higher program and joint venture development expenses and customary increases in ordinary costs such as wages and benefits.

We understand that the Staff of the Securities and Exchange Commission will be evaluating the presentation of interest income associated with timeshare notes receivable. We recorded $9 million and $29 million for the twelve and thirty-six weeks ended September 8, 2006, respectively, and $8 million and $27 million for the twelve and thirty-six weeks ended September 9, 2005, respectively, of such interest income as “Timeshare sales and services” revenue. Similarly, revenues for our 2005 and 2004 fiscal years included interest income associated with timeshare notes receivable of $38 million and $23 million, respectively.

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

The tax credits available under Section 29 of the Internal Revenue Code (redesignated as “Section 45K” for fiscal years 2006 and 2007) for the production and sale of synthetic fuel in any given year are phased out if oil prices in that year are above certain thresholds. As a result of high oil prices in the first several weeks of 2006, we elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006, we restarted production and took certain steps to minimize losses that could occur from that date through March 31, 2006, if more than a majority of those tax credits are phased out in 2006 as a result of high oil prices.

Early in our 2006 second quarter, with oil prices again averaging well above the starting point of the projected 2006 phase-out range for the first few months of the year, we suspended all production at our synthetic fuel facilities in order to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2006. As of the filing date of this report, we have commenced the process of restarting production at all four of the synthetic fuel production facilities and have taken certain steps to minimize operating losses that could occur if there is a sustained material increase in oil prices during the remainder of 2006.

In late February 2006, an explosion occurred at our feedstock supplier’s underground coal mine which is adjacent to our Alabama production facilities, and production at the mine remains substantially impaired as of the filing date of this report. In the 2006 third quarter, we completed the relocation of one of our Alabama production facilities (the “Relocated Facility”) to a new site in Indiana. We expect to execute a site lease and coal purchase agreements for the Relocated Facility with the owner of the adjacent coal mine, as well as negotiate sales contracts with synthetic fuel purchasers. We plan to enter into contracts that will generally be cancelable by us in the event that the synthetic fuel produced at the Relocated Facility does not qualify for tax credits under Section 45K. Upon the resumption of production at the one SAFE II production facility remaining in Alabama, our access to feedstock coal at that facility could be substantially impaired if the damaged mine has not fully reopened. In connection with the relocation of one of our Alabama production facilities, early in our 2006 second quarter, we executed an agreement that amends our site lease and other agreements with our Alabama site host to reflect that we now have only one production facility located in Alabama.

The table that follows details the impact of our Synthetic Fuel segment on our income from continuing operations for the third quarters of 2006 and 2005. Our management evaluates the figures presented in the “Before Syn. Fuel Impact” columns because management expects the Synthetic Fuel segment will no longer have a material impact on our business after the Internal Revenue Code synthetic fuel tax credits expire at the end of 2007 and because the presentation reflects the results of our core Lodging operations. Management also believes that these presentations facilitate the comparison of our results with the results of other lodging companies. However, the figures presented in the “Before Syn. Fuel Impact” columns are non-GAAP financial measures, may be calculated and/or presented differently than presentations of other companies, and are not alternatives to operating income, total tax (provision) benefit, income from continuing operations, or any other operating measure prescribed by U.S. generally accepted accounting principles.

	Twelve Weeks Ended September 8, 2006			Twelve Weeks Ended September 9, 2005
($ in millions)	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact
Operating income (loss)	$229	$2	$227	$135	$(34)	$169
Gains and other income	13	3	10	39	21	18
Interest income, provision for loan losses and interest expense	(18)	(3)	(15)	(28)	—	(28)
Equity in (losses) earnings	(1)	—	(1)	17	—	17

Income (loss) from continuing operations before income taxes and minority interest	223	2	221	163	(13)	176

Tax provision	(78)	(1)	(77)	(61)	(3)	(58)
Tax credits	(4)	(4)	—	28	28	—

Total tax (provision) benefit	(82)	(5)	(77)	(33)	25	(58)

Minority interest	—	—	—	18	18	—

Income (loss) from continuing operations	$141	$(3)	$144	$148	$30	$118

Twelve weeks. The synthetic fuel operation generated revenue of $6 million and $98 million for the twelve weeks ended September 8, 2006 and September 9, 2005, respectively, primarily reflecting significantly lower production in 2006. Lower gains and other income in 2006 reflects lower earn-out payments received from our partner, and lower minority interest income reflects the 2006 redemption of our partner’s interest in SAFE II. Income from continuing operations for the Synthetic Fuel segment decreased from $30 million in 2005 to a loss of $3 million in the 2006 third quarter, as a result of both lower production and a 51 percent estimated phase-out of tax credits due to high oil prices in 2006.

The table below details the impact of our Synthetic Fuel segment on our income from continuing operations for the thirty-six weeks ended September 8, 2006 and September 9, 2005:

	Thirty-Six Weeks Ended September 8, 2006			Thirty-Six Weeks Ended September 9, 2005
($ in millions)	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact
Operating income (loss)	$706	$(43)	$749	$334	$(115)	$449
Gains and other income	55	2	53	97	20	77
Interest income, provision for loan losses and interest expense	(49)	(1)	(48)	(32)	—	(32)
Equity in earnings	2	—	2	18	—	18

Income (loss) from continuing operations before income taxes and minority interest	714	(42)	756	417	(95)	512

Tax (provision) benefit	(251)	13	(264)	(152)	21	(173)
Tax credits	28	28	—	134	134	—

Total tax (provision) benefit	(223)	41	(264)	(18)	155	(173)

Minority interest	6	5	1	32	32	—

Income from continuing operations	$497	$4	$493	$431	$92	$339

Thirty-six weeks. The synthetic fuel operation generated revenue of $102 million and $304 million for the thirty-six weeks ended September 8, 2006 and September 9, 2005, respectively, primarily reflecting significantly lower production in 2006. Lower minority interest income reflects the 2006 redemption of our partner’s interest in SAFE II. Income from continuing operations for the Synthetic Fuel segment declined from $92 million in 2005 to $4 million in 2006, as a result of both lower production and a 51 percent estimated phase-out of tax credits due to high oil prices in 2006.

FAS No. 123 (revised 2004), “Share-Based Payment”

Under our 2002 Comprehensive Stock and Cash Incentive Plan (“the Comprehensive Plan”), we currently award to participating employees (1) stock options to purchase our Class A Common Stock (“Stock Option Program”), (2) share appreciation rights for our Class A Common Stock, and (3) restricted stock units of our Class A Common Stock.

As noted in Footnote No. 2, “New Accounting Pronouncements,” we adopted FAS No. 123R, “Accounting for Stock-Based Compensation,” (“FAS No. 123R”) at the beginning of our 2006 first quarter. For all share-based awards granted after the date of adoption of FAS No. 123R and for the unvested portion of previously granted share-based awards that were outstanding on the date of adoption, FAS No. 123R requires that compensation costs related to our share-based payment transactions be measured at fair value on the grant date and recognized in the financial statements over the vesting period during which the employee provides service in exchange for the award. Previously, under FAS No. 123 and APB Opinion No. 25, we accounted for our share-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25 and recognized share-based compensation expense for all awards except for our Stock Option Program awards. Compensation expense totaled $16 million before tax for the 2005 third quarter and $43 million before tax for the first three quarters of 2005 related to award grants.

Under FAS No. 123R, we recorded share-based compensation expense of $24 million before tax in the 2006 third quarter and $74 million before tax for the first three quarters of 2006. Deferred compensation costs related to unvested awards totaled $208 million at September 8, 2006, and the weighted average period over which the costs are expected to be recognized is two years. Deferred compensation costs related to unvested awards totaled $137 million at December 30, 2005.

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

In connection with the adoption of FAS No. 123R, we reviewed, among other things, our forfeiture and volatility assumptions. Estimated volatilities for 2006 were based on the historical share-price volatility for a period equal to the stock option’s or share appreciation right’s expected lives, ending on the day of grant, and calculated based on weekly data. The weighted average expected stock option or share appreciation right terms for 2006 were a product of the lattice-based binomial valuation model which uses suboptimal exercise factors to calculate the expected terms. In August 2005, the Board of Directors amended the Comprehensive Plan to provide participants the ability, during a limited time frame in 2005, to elect to accelerate the schedule for distribution of certain vested deferred shares. The amendment did not alter the previously established vesting schedule. In 2005, we also changed from using the Black-Scholes option pricing method to estimate the fair value of each stock option or share appreciation right on the grant date, to using the binomial valuation method to improve the estimate of fair value.

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

The adoption of FAS No. 123R in 2006 resulted in the recognition of incremental share-based compensation costs in the 2006 third quarter of $10 million, pre-tax, a reduction in net income of $7 million (net of tax benefits of $3 million) and a reduction of both basic and diluted earnings per share of $0.02. For the first three quarters of 2006, the adoption of FAS No. 123R resulted in the recognition of incremental share-based compensation costs of $27 million, pre-tax, a reduction in net income of $18 million (net of tax benefits of $9 million) and a reduction of both basic and diluted earnings per share of $0.04. In accordance with FAS No. 123R, we present the tax benefits resulting from the exercise of share-based awards as financing cash flows. Prior to the adoption of FAS No. 123R, we reported the tax benefits resulting from the exercise of share-based awards as operating cash flows. The adoption of FAS No. 123R resulted in a decrease in the first three quarters of 2006 of $100 million in cash flows from operating activities and an increase of $100 million in cash flows from financing activities related to excess tax benefits from share-based awards. The aggregate amount of cash we received from the exercise of stock options granted under share-based payment arrangements was $104 million for each of the third quarter year-to-date periods of 2006 and 2005. We estimate that the adoption of FAS No. 123R will result in total incremental pre-tax expense in fiscal year 2006 of approximately $39 million based on our current share-based payment compensation plans, assumptions reflecting currently available information, and recent interpretations related to accounting for share-based awards granted to eligible retirees.

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

Expected Land Sale

In 1988, the Company as landlord, entered into a 59-year ground lease with a lessee for land which was improved with a hotel and is owned by the lessee. The hotel was previously branded a Marriott property; however, currently it is not. The lease contains contractual rental increases over the term of the lease, and annual ground rent on the land currently totals approximately $5 million. The lease also contains a provision that permits the lessee, under certain circumstances, to purchase the land for a fixed price. The Company and the lessee have had various discussions concerning the land as well as the hotel. During the 2006 second quarter, it became probable that none of the proposed transactions were acceptable to both parties, and the lessee indicated its intent to exercise its option to purchase the land. Accordingly, in the 2006 second quarter, we reclassified the land from the “Property and equipment” caption in our Condensed Consolidated Balance Sheet to the “Assets held for sale” caption and recorded a $37 million non-cash charge to adjust the carrying amount of the related straight-line rent receivable. Additional amounts may be due us depending on the lessee’s use of the land subsequent to purchase; however, such amounts will only be recorded if and when paid.

Future Adoption of Accounting Standard

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and our Credit Facilities

We are party to a $2.0 billion multicurrency revolving credit agreement which supports our commercial paper program and letters of credit. Effective June 6, 2006, we executed an amendment extending the maturity date for $1.955 billion of commitments under this agreement by one year to June 6, 2011. The remaining $45 million commitment still matures June 6, 2010. We do not anticipate that fluctuations in the availability of the commercial paper market will affect our liquidity because of the flexibility provided by our credit facility. We classify commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis.

At September 8, 2006, our available borrowing capacity amounted to $1.921 billion and reflected borrowing capacity at $2.0 billion under the credit facility plus our cash balance of $136 million, less the letters of credit outstanding under the facility of $98 million and $117 million of outstanding commercial paper supported by the facility. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements. We periodically evaluate opportunities to sell additional debt or equity securities, obtain credit facilities from lenders or repurchase, refinance or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position.

Cash and equivalents totaled $136 million at September 8, 2006, a decrease of $67 million from year-end 2005, reflecting activity for the thirty-six weeks ended September 8, 2006, including: purchases of treasury stock ($1,062 million); commercial paper repayments ($386 million); equity and cost method investments ($95 million); capital expenditures ($219 million); dividend payments ($69 million) and other cash outflows ($97 million) which includes investments of $76 million in long-term contracts. Partially offsetting these cash outflows were cash inflows associated with the following: operating cash flow ($541 million); long-term debt issuance net of repayments ($337 million); dispositions ($779 million); and common stock issuances ($204 million).

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

While our Timeshare segment generates strong operating cash flow, year-to-year cash flow varies based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We include timeshare reportable sales we finance in cash from operations when we collect cash payments or the notes are sold for cash. The following table shows the net operating activity from our Timeshare segment (which does not include the portion of income from continuing operations from our Timeshare segment):

	Thirty-Six Weeks Ended
($ in millions)	September 8, 2006	September 9, 2005
Timeshare segment development, less cost of sales	$(85)	$68
New Timeshare segment mortgages, net of collections	(343)	(301)
Loan repurchases	(16)	(16)
Financially reportable sales less than (in excess of) closed sales	46	(81)
Note sale gains	(40)	(29)
Note sale proceeds	242	176
Collection on retained interests in notes sold and servicing fees	61	57
Other cash inflows	2	10

Net cash outflows from Timeshare segment activity	$(133)	$(116)

Asset Securitizations and Other

In the 2006 second quarter, we sold $250 million of notes receivable generated by our Timeshare segment in connection with the sale of timeshare interval, fractional and whole ownership products. In conjunction with the sale of the notes receivable, we received net proceeds of $242 million, retained residual interests of $47 million, and recorded a gain of $40 million within the “Timeshare sales and services” revenue caption of our Condensed Consolidated Statement of Income. We used the following key assumptions to measure the fair value of the residual interests: discount rate of 9.43 percent; expected annual prepayments, including defaults, of 16.9 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 33 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 31 months. Our key assumptions are based on our experience with other Timeshare segment notes receivable that we originate.

Debt

As of the end of the 2006 third quarter, debt decreased by $101 million as compared to year-end 2005 due to the second quarter 2006 issuance of $349 million (book value) of Series H Senior notes (described more fully below), a net decrease in commercial paper of $382 million and other debt decreases of $68 million.

We entered into a Terms Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and other Underwriters to sell $350 million aggregate principal amount of 6.200 percent Series H Notes due 2016 (the “Notes”) and the offering closed during our 2006 second quarter. We received net proceeds of approximately $347 million from this offering, after deducting a discount, underwriting fees, and other expenses, and we used these proceeds to repay commercial paper borrowings and for general corporate purposes.

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

Share Repurchases

We purchased 30.1 million shares of our Class A Common Stock during the thirty-six weeks ended September 8, 2006, at an average price of $35.68 per share. See Part II, Item 2 of this Form 10-Q for additional information on the Company’s share repurchases.

Dispositions

As discussed in more detail in Footnote No. 7, “Acquisitions and Dispositions,” of the Notes to Condensed Consolidated Financial Statements, during the second quarter of 2006, we sold our interest in the 50/50 joint venture with Whitbread PLC (“Whitbread”) which held 46 hotels consisting of more than 8,000 rooms, and we received approximately $164 million in cash, net of transaction costs. We continue to manage the hotels under the Marriott Hotels & Resorts and Renaissance Hotels & Resorts brands pursuant to new long-term management agreements that were entered into concurrent with the sale. For additional information regarding this joint venture, see Footnote No. 9, “Marriott and Whitbread Joint Venture,” in our 2005 Annual Report on Form 10-K.

In 2006, we sold ten full-service properties for net cash proceeds of $487 million, and we continue to manage eight hotels pursuant to long-term management agreements and one hotel pursuant to a long-term franchise agreement. During 2006, one cost method investee redeemed the preferred stock we held for $81 million in cash consideration; we sold our minority interests in four joint ventures for net cash proceeds of $45 million, and other asset sales generated cash proceeds of $2 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(11)	organized labor activities, including those in San Francisco, Los Angeles, Waikiki Beach in Hawaii and Boston where some of our hotels are subject to collective bargaining agreements that expire in 2006.

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

Actions by organized labor could reduce our profits in certain major market cities. Employees at certain of our managed hotels are covered by collective bargaining agreements that expire in 2006. These agreements affect eight hotels in San Francisco, Los Angeles, Waikiki Beach in Hawaii and Boston. Potential labor activities could cause the diversion of business to hotels that are not involved in the negotiations, loss of group business in the affected cities and perhaps other cities and/or increased labor costs. In 2005, affected hotels in these cities contributed approximately 1 percent of our combined base management, incentive management and franchise fee revenue. In 2005, we earned approximately 3 percent of our combined base management, incentive management and franchise fee revenue from downtown hotels (union and non-union) in affected markets.

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

Risks associated with the development and sale of residential properties that are associated with our lodging and timeshare properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, through minority equity interests and/or licensing fees, in the development and sale of residential properties associated with our brands, including luxury residences and condominiums under our Ritz-Carlton and Marriott brands. Such projects pose additional risks beyond those generally associated with our lodging and timeshare businesses which may reduce our profits or compromise our brand equity, including the following:

•	Decreases in residential real estate and vacation home prices or demand generally, which have historically been cyclical, could reduce our profits or even result in losses on residential sales, and could also result in significant carrying costs if the pace of sales is slower than we anticipate.

•	Increases in interest rates, reductions in mortgage availability, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay.

•	Residential construction may be subject to warranty and liability claims, and the costs of resolving such claims may be significant.

•	If the pace of sales is slower than we anticipate or sales prices are lower than projected, it may become more difficult to convince future hotel development partners of the value added by our brands.

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

Operating risks at our synthetic fuel operations could reduce the tax benefits generated by those facilities. The Company owns an interest in four synthetic fuel production facilities. The Internal Revenue Code provides tax credits for the production and sale of synthetic fuels produced from coal through 2007. Although our synthetic fuel facilities incur significant losses, those losses are more than offset by the tax credits generated, which reduce our income tax expense. Problems related to supply, production and demand at any of the synthetic fuel facilities, the power plants and other end users that buy synthetic fuel from the facilities, or the coal mines from which the facilities buy coal could diminish the productivity of our synthetic fuel operations and adversely impact the ability of those operations to generate tax credits. In addition, upon resumption of production at our SAFE II production facility remaining in Alabama, our access to feedstock coal at that facility could be substantially impaired if our feedstock supplier’s adjacent mine has not fully reopened following an underground explosion in late February.

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

Assuming a 2 percent inflation adjustment factor for 2006 and assuming that the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains approximately the same in 2006 as it was in 2005, we currently estimate that the tax credits available for production and sale of synthetic fuel in 2006 would begin to be phased out if the average price of the benchmark NYMEX futures contract in 2006 exceeds approximately $61 and would be fully phased out if the average price of the benchmark NYMEX futures contract in 2006 exceeds approximately $76. The average price of the benchmark NYMEX futures contract for 2006, through September 8, 2006, was approximately $68.

We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2006 or 2007 exceeds the applicable phase-out threshold for those years, the tax credits generated by our synthetic fuel facilities in those years could be reduced or eliminated, which would have a negative impact on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 17, 2006 – July 14, 2006	3.0	$36.65	3.0	15.0
July 15, 2006 – August 11, 2006	5.2	35.61	5.2	49.8
August 12, 2006 – September 8, 2006	4.2	36.71	4.2	45.6

(1)	On August 3, 2006, we announced that our Board of Directors increased by 40.0 million shares, the authorization to repurchase our Class A Common Stock for a total outstanding authorization of approximately 51.2 million shares on that date. All share and per share amounts in the preceding table have been adjusted to reflect the June 2006 stock split. The repurchase authorization is ongoing and does not have an expiration date. We repurchase shares in the open-market and in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

3.(i)	Fourth Amended and Restated Certificate of Incorporation of the Company.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.(ii)	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC. 12th day of October, 2006

/s/ Arne M. Sorenson
Arne M. Sorenson Executive Vice President and Chief Financial Officer

/s/ Carl T. Berquist
Carl T. Berquist Executive Vice President, Financial Information and Enterprise Risk Management and Principal Accounting Officer