Form 10-K
period 2006-12-29
MARRIOTT INTERNATIONAL INC /MD/
filed 2007-02-21
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State of Incorporation)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (301) 380-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value (387,952,048 shares outstanding as of January 26, 2007)	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates at June 16, 2006, was $11,448,156,658.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

MARRIOTT INTERNATIONAL, INC.

FORM 10-K TABLE OF CONTENTS

FISCAL YEAR ENDED DECEMBER 29, 2006

Throughout this report, we refer to Marriott International, Inc., together with its subsidiaries, as “we,” “us,” or “the Company.” Unless otherwise specified, each reference to “2006” means our fiscal year ended December 29, 2006, each reference to “2005” means our fiscal year ended December 30, 2005, each reference to “2004” means our fiscal year ended December 31, 2004, each reference to “2003” means our fiscal year ended January 2, 2004, and each reference to “2002” means our fiscal year ended January 3, 2003, and not, in each case, the corresponding calendar year.

PART I

Item 1.	Business.

We are a worldwide operator and franchisor of hotels and related lodging facilities. Our operations are grouped into the following six business segments:

Segment	Percentage of 2006 Total Revenues
North American Full-Service Lodging Segment	43%
North American Limited-Service Lodging Segment	17%
International Lodging Segment	12%
Luxury Lodging Segment	12%
Timeshare Segment	15%
Other unallocated corporate	<1%
Synthetic Fuel Segment	1%

We were organized as a corporation in Delaware in 1997 and became a public company in 1998 when we were “spun off” as a separate entity by the company formerly named “Marriott International, Inc.”

In our Lodging business, which includes our North American Full-Service, North American Limited-Service, International, Luxury and Timeshare segments, we develop, operate and franchise hotels and corporate housing properties under 13 separate brand names, and we develop, operate and market timeshare, fractional ownership and whole ownership properties under four separate brand names. We also provide services to home/condominium owner associations for projects associated with one of our brands.

Our synthetic fuel operation consists of our interest in four coal-based synthetic fuel production facilities whose operations qualify for tax credits based on Section 45K of the Internal Revenue Code (“Section 45K of the IRC”) (Section 29 for fiscal years prior to 2006).

Financial information by industry segment and geographic area as of and for the 2006, 2005, and 2004 fiscal years then ended appears in Footnote No. 20, “Business Segments,” of the Notes to our Consolidated Financial Statements included in this annual report.

Lodging

We operate or franchise 2,832 lodging properties worldwide, with 513,832 rooms as of year-end 2006. In addition, we provide 2,046 furnished corporate housing rental units. We believe that our portfolio of lodging brands is the broadest of any company in the world, and that we are the leader in the quality tier of the vacation timesharing business. Consistent with our focus on management and franchising, we own very few of our lodging properties. Our lodging brands include:

North American Full-Service Lodging Segment	International Lodging Segment
• Marriott® Hotels & Resorts	• Marriott® Hotels & Resorts
• Marriott Conference Centers	• JW Marriott® Hotels & Resorts
• JW Marriott® Hotels & Resorts	• Renaissance® Hotels & Resorts
• Renaissance® Hotels & Resorts	• Courtyard by Marriott®
• Renaissance ClubSport®	• Fairfield Inn by Marriott®
• Residence Inn by Marriott®
• Ramada International
• Marriott Executive Apartments®

North American Limited-Service Lodging Segment	Luxury Segment
• Courtyard by Marriott®	• The Ritz-Carlton®
• Fairfield Inn by Marriott®	• Bulgari Hotels & Resorts®
• SpringHill Suites by Marriott®
• Residence Inn by Marriott®	Timeshare Segment
• TownePlace Suites by Marriott®	• Marriott Vacation Club SM
• Marriott ExecuStay®	• The Ritz-Carlton Club®
• Grand Residences by Marriott®
• Horizons by Marriott Vacation Club®

The North American Full-Service segment and the North American Limited-Service segment include properties located in the continental United States and Canada. The Luxury segment includes worldwide properties. The International segment includes full-service and limited-service properties located outside the continental United States and Canada. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include Marriott Conference Centers and JW Marriott Hotels & Resorts. Similarly, references to Renaissance Hotels & Resorts include our Renaissance ClubSport brand.

Company-Operated Lodging Properties

At year-end 2006, we operated 1,004 properties (259,732 rooms) under long-term management agreements with property owners, 31 properties (7,610 rooms) under long-term lease agreements with property owners (management and lease agreements together, “the Operating Agreements”) and 13 properties (3,156 rooms) as owned.

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

For lodging facilities that we operate, we generally are responsible for hiring, training and supervising the managers and employees required to operate the facilities and for purchasing supplies, both for which we generally are reimbursed by the owners. We provide centralized reservation services and national advertising, marketing and promotional services, as well as various accounting and data processing services.

Our timeshare operations develop, sell and operate vacation timesharing resorts under four brands, and generate revenues from three primary sources: (1) selling fee simple and other forms of timeshare intervals and personal residences; (2) financing consumer purchases; and (3) operating the resorts.

Franchised Lodging Properties

We have franchising programs that permit the use of certain of our brand names and our lodging systems by other hotel owners and operators. Under these programs, we generally receive an initial application fee and continuing royalty fees, which typically range from 4 percent to 6 percent of room revenues for all brands, plus 2 percent to 3 percent of food and beverage revenues for certain full-service hotels. In addition, franchisees contribute to our national marketing and advertising programs and pay fees for use of our centralized reservation systems. At year-end 2006, we had 1,784 franchised properties (243,334 rooms).

Timeshare

We develop, operate and market timeshare interval, fractional and whole ownership properties under four brand names. Many timesharing resorts are located adjacent to Marriott-operated hotels, and timeshare owners have access to certain hotel facilities during their vacation. Owners can trade their annual interval for intervals at other Marriott timesharing resorts or for intervals at certain timesharing resorts not otherwise sponsored by Marriott through a third-party exchange company. Owners can also trade their unused interval for points in the Marriott Rewards® frequent stay program, enabling them to stay at over 2,700 Marriott hotels worldwide.

Seasonality

In general, business at company-operated and franchised properties is relatively stable and includes only moderate seasonal fluctuations. Business at some resort properties may be seasonal depending on location.

Relationship with Major Customer

We operate a number of properties, under long-term management agreements, that are owned or leased by Host Hotels & Resorts, Inc. (“Host”). In addition, Host is a partner in several partnerships that own properties operated by us under long-term management agreements. See Footnote No. 23, “Relationship with Major Customer,” in the Notes to our Consolidated Financial Statements included in this annual report for more information.

Summary of Properties by Brand

At year-end 2006, we operated or franchised the following properties by brand (excluding 2,046 corporate housing rental units):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels & Resorts	145	73,621	167	51,050
Marriott Conference Centers	13	3,476	—	—
JW Marriott Hotels & Resorts	11	6,735	4	1,215
Renaissance Hotels & Resorts	35	15,881	29	9,050
Renaissance ClubSport	—	—	1	175
The Ritz-Carlton	35	11,616	—	—
Courtyard	271	42,264	379	48,962
Fairfield Inn	2	855	511	45,175
SpringHill Suites	23	3,581	129	14,103
Residence Inn	136	18,401	358	40,572
TownePlace Suites	34	3,661	89	8,707
Marriott Vacation Club (1)	36	8,673	—	—
Grand Residences by Marriott (1)	2	264	—	—
The Ritz-Carlton Club (1)	5	434	—	—
Horizons by Marriott Vacation Club (1)	2	372	—	—
Non-U.S. Locations
Marriott Hotels & Resorts	129	34,617	29	9,095
JW Marriott Hotels & Resorts	20	7,534	1	61
Renaissance Hotels & Resorts	53	17,607	18	5,513
The Ritz-Carlton	25	7,790	—	—
Bulgari Hotels & Resorts	2	117	—	—
Marriott Executive Apartments	17	2,928	1	99
Courtyard	37	7,549	46	6,751
Fairfield Inn	—	—	5	559
SpringHill Suites	—	—	1	124
Residence Inn	1	190	16	2,123
Ramada International	2	332	—	—
Marriott Vacation Club (1)	9	1,839	—	—
The Ritz-Carlton Club (1)	2	112	—	—
Grand Residences by Marriott (1)	1	49	—	—

Total	1,048	270,498	1,784	243,334

The following table provides additional detail by brand as of year-end 2006, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales
100% Company-Developed
Marriott Vacation Club	44	23
The Ritz-Carlton Club	3	2
Grand Residences by Marriott	3	3
Horizons by Marriott Vacation Club	2	2

Joint Ventures
Marriott Vacation Club	1	1
The Ritz-Carlton Club	4	4

Total	57	35

(1)	Indicates a Timeshare resort. Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

Summary of Properties by Country

At year-end 2006, we operated or franchised properties in the following 68 countries and territories:

Country	Properties (1)	Rooms (1)
Americas
Argentina	1	325
Aruba	4	1,641
Bahamas	1	7
Brazil	6	1,620
Canada	52	11,397
Cayman Islands	3	883
Chile	2	485
Costa Rica	3	569
Curacao	1	247
Dominican Republic	3	574
Ecuador	1	257
Guatemala	1	385
Honduras	1	157
Jamaica	1	427
Mexico	13	3,247
Panama	2	416
Peru	1	300
Puerto Rico	4	1,322
Saint Kitts and Nevis	2	624
Trinidad and Tobago	1	119
United States	2,417	408,843
U.S. Virgin Islands	4	861
Venezuela	1	269

Total Americas	2,525	434,975

Middle East and Africa
Armenia	1	225
Bahrain	1	264
Egypt	8	3,350
Israel	2	964
Jordan	3	609
Kuwait	2	601
Lebanon	1	174
Qatar	2	586
Saudi Arabia	3	735
Tunisia	1	221
Turkey	4	1,210
United Arab Emirates	6	1,150

Total Middle East and Africa	34	10,089

Asia
China	33	12,435
Guam	1	357
India	6	1,534
Indonesia	5	1,511
Japan	8	2,662
Malaysia	7	2,977
Pakistan	2	509
Philippines	2	898
Singapore	2	1,002
South Korea	3	1,400
Thailand	8	2,013
Vietnam	2	874

Total Asia	79	28,172

Country	Properties (1)	Rooms (1)
Australia	8	2,354

Europe
Austria	7	1,686
Belgium	4	721
Czech Republic	4	817
Denmark	1	395
France	10	2,512
Georgia	2	245
Germany	41	8,912
Greece	1	314
Hungary	2	470
Italy	8	1,706
Kazakhstan	2	322
Netherlands	3	921
Poland	2	744
Portugal	3	933
Romania	1	402
Russia	7	1,772
Spain	8	1,883
Switzerland	3	616

Total Europe	109	25,371

United Kingdom and Ireland
Ireland	3	327
United Kingdom (England, Scotland and Wales)	74	12,544

Total United Kingdom and Ireland	77	12,871

Total-All Countries and Territories	2,832	513,832

(1)	Includes Timeshare resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

Descriptions of our Brands

North American Full-Service Segment, North American Limited-Service Segment and International Segment Lodging Brands

Marriott Hotels & Resorts is our global flagship brand, primarily serving business and leisure upper-upscale travelers and meeting groups. Marriott properties are located in downtown, urban and suburban areas, near airports and at resort locations. Marriott is engineered to support inspiring performance with product and service offerings that help travelers achieve and revive on the road.

Typically, properties contain from 300 to 700 well-appointed rooms, the Revive® bedding package, in-room high-speed Internet access, swimming pools, convention and banquet facilities, destination-driven restaurants and lounges, room service, concierge lounges, wireless Internet access in public places, and parking facilities. Eighteen properties have over 1,000 rooms. Many resort properties have additional recreational and entertainment facilities, such as tennis courts, golf courses, additional restaurants and lounges, and many have spa facilities. New and renovated properties typically reflect the new Marriott guest room which features contemporary residential design, warm colors, rich woods and architectural detail, flat-screen high-definition televisions, “plug and play” technology and bathrooms reflecting spa-like luxury.

JW Marriott Hotels & Resorts is the Marriott brand’s collection of luxurious properties and resorts that cater to accomplished, discerning travelers seeking an elegant environment and personal service. These 36 properties (15,545 rooms) are primarily located in gateway cities and upscale locations throughout the world. JW Marriott Resorts offer attentive service and exceptional amenities, many with world-class golf and spa facilities. In addition to the features found in a typical Marriott full-service property, the facilities and amenities at JW Marriott Hotels & Resorts properties normally include larger guest rooms, higher end décor and furnishings, upgraded in-room amenities, upgraded business centers and fitness centers, and 24-hour room service.

We operate 13 Marriott Conference Centers (3,476 rooms) throughout the United States. Some of the centers are used exclusively by employees of sponsoring organizations, while others are marketed to outside meeting groups and individuals. In addition to the features found in a typical Marriott full-service property, the centers typically include expanded meeting room space, banquet and dining facilities, guest rooms and recreational facilities.

Marriott Hotels & Resorts(1) Geographic Distribution at year-end 2006	Hotels
United States (41 states and the District of Columbia)	340	(136,097 rooms	)

Non-U.S. (48 countries and territories)
Americas (Non-U.S.)	38
Continental Europe	35
United Kingdom and Ireland	56
Asia	29
The Middle East and Africa	16
Australia	5

Total Non-U.S.	179	(51,307 rooms	)

(1)	Includes JW Marriott Hotels & Resorts and Marriott Conference Centers.

Renaissance Hotels & Resorts is a distinctive and global quality-tier full-service brand that targets individual business and leisure travelers and group meetings seeking stylish and personalized environments. Renaissance helps keep life on the road interesting with very effective and proactive service, “Savvy Service,” destination restaurants and more modern designs.

Renaissance Hotels & Resorts properties are generally located at downtown locations in major cities, in suburban office parks, near major gateway airports and in destination resorts. Most properties contain from 300 to 500 rooms. Renaissance properties and services typically feature distinctive décor, in-room high-speed Internet access, restaurants and lounges, room service, swimming pools, gift shops, concierge lounges, and meeting and banquet facilities. New and renovated properties typically reflect the new Renaissance guest room that blends fashion and whimsical design with local touches and feature colorful designs, sophisticated lighting, architectural detail, flat-screen high-definition televisions, and “plug and play” technology. Resort properties typically have additional recreational and entertainment facilities and services, including golf courses, tennis courts, water sports, additional restaurants and spa facilities.

Renaissance Hotels & Resorts Geographic Distribution at year-end 2006	Hotels
United States (24 states and the District of Columbia)	65	(25,106 rooms	)

Non-U.S. (29 countries and territories)
Americas (Non-U.S.)	8
Continental Europe	25
United Kingdom	7
Asia	22
The Middle East and Africa	9

Total Non-U.S.	71	(23,120 rooms	)

Courtyard is our upper-moderate-price limited-service hotel product aimed primarily at transient business travel. Courtyard hotels maintain a residential atmosphere and typically contain 90 to 150 rooms in suburban locales, and 140 to 340 rooms in downtown domestic and international locales. Well-landscaped grounds typically include a courtyard with a pool and social areas. Hotels feature functionally designed quality guest rooms and meeting rooms, free in-room high-speed Internet access (in North America), limited restaurant facilities, a swimming pool, an exercise room, and The Market, a self-serve food store open 24 hours a day. Through year-end 2006, 170 hotels have been reinvented. Reinvented properties, along with newly opened hotels, typically feature fresh, crisp designs for guest rooms, lobbies and public spaces, granite bathroom vanities, and new guest room furnishings with rich, new fabrics and colors. The operating systems developed for these hotels allow Courtyard to be price-competitive while providing better value through superior facilities and guest service. At year-end 2006, there were 733 Courtyards operating in 27 countries.

Courtyard Geographic Distribution at year-end 2006	Hotels
United States (45 states and the District of Columbia)	650	(91,226 rooms	)

Non-U.S. (26 countries and territories)
Americas (Non-U.S.)	26
Continental Europe	34
United Kingdom and Ireland	12
Asia	6
The Middle East and Africa	2
Australia	3

Total Non-U.S.	83	(14,300 rooms	)

Fairfield Inn is our hotel brand that competes in the lower-moderate-price tier. Aimed at value-conscious individual business and leisure travelers, a typical Fairfield Inn or Fairfield Inn & SuitesSM has 60 to 140 rooms and offers free in-room high-speed Internet access, a swimming pool, complimentary “Early EatsSM” continental breakfast and free local phone calls. At year-end 2006, there were 354 Fairfield Inn properties and 164 Fairfield Inn & Suites properties (518 hotels total), operating in the United States, Canada and Mexico.

Fairfield Inn Geographic Distribution at year-end 2006	Hotels
United States (49 states)	513	(46,030 rooms	)

Non-U.S. (2 countries)
Americas (Non-U.S.)	5	(559 rooms	)

SpringHill Suites is our all-suite brand in the upper-moderate-price tier primarily targeting business travelers, as well as leisure travelers and families. SpringHill Suites properties typically have 90 to 165 studio suites that are more spacious than a typical hotel guest room. The brand offers a broad range of amenities, including free in-room high-speed Internet access, The Market, a self-serve food store open 24 hours a day, complimentary “Suite Seasons®” hot breakfast buffet and exercise facilities. There were 153 properties (17,808 rooms) located in the United States and Canada at year-end 2006.

Residence Inn, North America’s leading extended-stay brand, allows guests on long-term trips to experience all the comforts of home while traveling. Spacious suites with full kitchens and separate areas for sleeping, working, relaxing and eating offer home-like comfort with functionality. A friendly staff and welcome services like complimentary hot breakfast and evening social hours add to the sense of community. There are 511 Residence Inn hotels (61,286 rooms) located in the United States, Canada and Mexico. Through year-end 2006, 70 Residence Inn properties have been renovated and, along with new properties, feature modern residential touches including a workstation/breakfast bar separating the kitchen from the living room, brighter color schemes and updated kitchens and bathrooms. An additional 150 properties are scheduled to be renovated in 2007.

Residence Inn Geographic Distribution at year-end 2006	Hotels
United States (46 states and the District of Columbia)	494	(58,973 rooms	)

Non-U.S. (2 countries)
Americas (Non-U.S.)	17	(2,313 rooms	)

TownePlace Suites is a moderately priced extended-stay hotel product that is designed to appeal to business and leisure travelers who stay for five nights or more. The typical TownePlace Suites hotel contains 100 studio, one-bedroom and two-bedroom suites. Each suite has a fully equipped kitchen and separate living area with a comfortable, residential feel. Each hotel provides housekeeping services and has on-site exercise facilities, an outdoor pool, 24-hour staffing, free in-room high-speed Internet access and laundry facilities. At year-end 2006, 123 TownePlace Suites properties (12,368 rooms) were located in 35 states.

Marriott ExecuStay provides furnished corporate apartments primarily for long-term stays nationwide. ExecuStay owns no residential real estate and provides units primarily through short-term lease agreements with apartment owners and managers and franchise agreements. At year-end 2006, Marriott leased approximately 2,100 apartments and our 11 franchises leased over 3,000 apartments. Apartments are located in 50 different markets in the United States of which 37 are franchised.

Marriott Executive Apartments. We provide temporary housing (“Serviced Apartments”) for business executives and others who need quality accommodations outside their home country, usually for 30 or more days. Some Serviced Apartments operate under the Marriott Executive Apartments brand, which is designed specifically for the long-term international traveler. At year-end 2006, 14 Marriott Executive Apartments and four other Serviced Apartments properties (3,027 rooms total) were located in 10 countries and territories. All Marriott Executive Apartments are located outside the United States.

Luxury Segment Lodging Brands

The Ritz-Carlton is a leading global luxury lifestyle brand of hotels and resorts renowned for their distinctive architecture and for the high quality level of their facilities, dining options and exceptional personalized guest service. Most of The Ritz-Carlton hotels have 250 to 400 guest rooms and typically include meeting and banquet facilities, a variety of restaurants and lounges, a club level, gift shops, high-speed Internet access, flat-screen high-definition televisions, swimming pools and parking facilities. Guests at most of The Ritz-Carlton resorts have access to additional recreational amenities, such as tennis courts, golf courses and health spas.

The Ritz-Carlton Geographic Distribution at year-end 2006	Hotels
United States (14 states and the District of Columbia)	35	(11,616 rooms	)

Non-U.S. (20 countries and territories)
Americas (Non-U.S.)	6
Continental Europe	5
Asia	9
The Middle East and Africa	5

Total Non-U.S.	25	(7,790 rooms	)

Bulgari Hotels & Resorts. As part of our ongoing strategy to expand our reach through partnerships with preeminent world-class companies, in early 2001 we entered into a joint venture with jeweler and luxury goods designer Bulgari SpA to create and introduce distinctive new luxury hotel properties in prime locations-Bulgari Hotels & Resorts. The first property (58 rooms), the Bulgari Hotel Milano, opened in Milan, Italy, in 2004. The second property, the Bulgari Resort Bali, opened in late 2006 and includes 59 private villas, two restaurants and comprehensive spa facilities. Other projects are currently in various stages of development in Europe, Asia and North America.

Timeshare Segment Lodging Brands

The Marriott Vacation Club (“MVC”) brand offers full-service villas featuring living and dining areas, one-, two- and three-bedroom options, full kitchen and washer/dryer. Customers may purchase a one week interval or more at each resort. In 45 locations worldwide, this brand draws United States and international customers who vacation regularly with a focus on family, relaxation and recreational activities. In the United States, in addition to other areas, MVC is located in Las Vegas, Nevada, in beach and/or golf communities in Arizona, California, South Carolina, Florida and Hawaii, and in ski resorts in California, Colorado and Utah. Internationally, MVC has resorts in Aruba, France, Spain, St. Thomas, U.S. Virgin Islands, the West Indies and Thailand.

The Ritz-Carlton Club brand is a luxury-tier real estate fractional ownership and personal residence ownership brand that combines the benefits of second-home ownership with personalized services and amenities. This brand is designed as a private club whose members have access to all The Ritz-Carlton Clubs. This brand is offered in ski, golf and beach destinations in the Bahamas, California, Colorado, St. Thomas, U.S. Virgin Islands, Florida and Hawaii. Customers typically purchase three-to-five-week intervals, but may also purchase a residence outright.

Grand Residences by Marriott is an upper-quality-tier fractional ownership and personal residence ownership brand for corporate and leisure customers. This brand is currently offering ownership in projects located in Lake Tahoe, California, Panama City, Florida, and London, England. Customers typically purchase three-to-13-week intervals.

Horizons by Marriott Vacation Club is Marriott Vacation Club’s moderately priced timeshare brand whose product offerings and customer base are currently focused on facilitating family vacations in entertainment communities. Horizons resorts are located in Orlando, Florida and Branson, Missouri. Customers may purchase a one-week interval or more at each resort.

We expect that our long-term timeshare growth will increasingly reflect opportunities presented by partnerships, joint ventures, and other business structures, as well as a continued focus on our core wholly owned Marriott Vacation Club brand. We also anticipate that whole ownership products and fractional products, especially of the luxury The Ritz-Carlton Club brand, will offer the fastest growth opportunity over the short-term within the Timeshare segment.

In 2006, we initiated timeshare interval sales at our Marriott Vacation Club property in St. Kitts, West Indies, as well as fractional and whole ownership sales at our The Ritz-Carlton Club joint venture partnerships in Abaco (Bahamas), San Francisco and Hawaii. In addition, in 2006 we initiated whole ownership sales under a marketing and selling agreement in Miami, Florida.

The Timeshare segment’s owner base continues to expand, with approximately 349,000 owners at year-end 2006, compared to approximately 323,000 at year-end 2005.

Timeshare (all brands) Geographic Distribution at year-end 2006	Resorts	Units
Continental United States	40	8,186
Hawaii	5	1,557
Caribbean	6	924
Europe	5	932
Asia	1	144

Total	57	11,743

Other Activities

Marriott Golf manages 45 golf course facilities as part of our management of hotels and for other golf course owners.

We operate 16 systemwide hotel reservation centers, 10 in the United States and Canada and six in other countries and territories, which handle reservation requests for Marriott lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and lease the others.

Additionally, we focus on increasing value for the consumer and “selling the way the customer wants to buy.” Our Look No Further® Best Rate Guarantee, which gives customers access to the same rates whether they book through our telephone reservation system, our Web site or any other reservation channel, our strong Marriott Rewards loyalty program, and our information-rich and easy-to-use www.Marriott.com Web site all encourage customers to make reservations using the Marriott Web site. We have control over our inventory and pricing and utilize online and offline agents where cost effective. With over 2,800 hotels, economies of scale enable us to minimize costs per occupied room, drive profits for our owners and maximize our fee revenue.

Our Architecture and Construction (“A&C”) division provides design, development, construction, refurbishment and procurement services to owners and franchisees of lodging properties on a voluntary basis outside the scope of and separate from their management or franchise contracts. Similar to third-party contractors, A&C provides these services for owners and franchisees of Marriott-branded properties on a fee basis.

Competition

We encounter strong competition both as a lodging operator and as a franchisor. We believe that by operating a number of hotels among our brands, we stay in direct touch with customers and react to changes in the marketplace more quickly than chains that rely exclusively on franchising. There are approximately 676 lodging management companies in the United States, including several that operate more than 100 properties. These operators are primarily private management firms, but also include several large national chains that own and operate their own hotels and also franchise their brands. Our management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

Affiliation with a national or regional brand is prevalent in the U.S. lodging industry. In 2006, approximately two-thirds of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is fairly concentrated, with the five largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.

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

Based on lodging industry data, we have an 8.8 percent share of the U.S. hotel market (based on number of rooms), and we estimate less than a 1 percent share of the lodging market outside the United States. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation because our hotels typically generate higher occupancies and Revenue per Available Room (“RevPAR”) than direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong customer preference. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems and our emphasis on guest service and satisfaction are contributing factors across all of our brands.

Properties that we operate or franchise are regularly upgraded to maintain their competitiveness. Most of our management agreements provide for the allocation of funds, generally a fixed percentage of revenue, for periodic renovation of buildings and replacement of furnishings. These ongoing refurbishment programs, along with periodic brand initiatives, are generally adequate to preserve or enhance the competitive position and earning power of the hotels and timeshare properties.

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

Our At Your Service® program focuses on the total guest experience from point of reservation to checkout. As part of the pre-arrival planning service, guests receive a personalized email prior to check-in that includes local transportation, weather and restaurant information, as well as directions and maps. At a growing number of hotels and resorts, the service has been expanded to include a “virtual concierge.” Guests are able to reserve spa treatments, room service for delivery upon arrival, and other amenities specific to each property. Guests may also request complimentary amenities that each property offers, such as extra pillows, miniature refrigerators and early check-in/late checkout. We also streamlined the travel planning and booking process with the addition of Marriott Flexrez to At Your Service. In addition to booking hotel rooms on www.Marriott.com, our online customers can now also find competitive airfare and car rental rates as well.

The vacation ownership industry is one of the fastest growing segments in hospitality and is comprised of a number of highly competitive companies including several branded hotel companies. Since entering the timeshare industry in 1984, we have become a recognized leader in vacation ownership worldwide. Competition in the timeshare interval, fractional and whole ownership business is based primarily on the quality and location of timeshare resorts, trust in the brand, the pricing of product offerings and the availability of program benefits, such as exchange programs. We believe that our focus on offering distinct vacation experiences, combined with our financial strength, diverse market presence, strong brands and well-maintained properties, will enable us to remain competitive. Approximately 38 percent of our timeshare ownership resort sales come from additional purchases by or referrals from existing owners.

Marriott Rewards is a frequent guest program with approximately 26 million members and nine participating Marriott brands. The Marriott Rewards program yields repeat guest business by rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 27 participating airline programs. We believe that Marriott Rewards generates substantial repeat business that might otherwise go to competing hotels. In 2006, over 50 percent of our room nights were purchased by Marriott Rewards members. In addition, the ability of timeshare owners to convert unused intervals into Marriott Rewards points enhances the competitive position of our timeshare brand.

Synthetic Fuel

Operations

Our synthetic fuel operation currently consists of four coal-based synthetic fuel production facilities (the “Facilities”), two of which are located at a coal mine in Saline County, Illinois, one of which is located at a coal mine in Jefferson County, Alabama, and one of which is located at a coal mine near Evansville, Indiana. Three of the four plants are held in one entity, Synthetic American Fuel Enterprises II, LLC (“SAFE II”), and one of the plants is held in a separate entity, Synthetic American Fuel Enterprises I, LLC (“SAFE I”). Section 45K of the IRC provides tax credits for the production and sale of synthetic fuels produced from coal through 2007 (credits are not available for fuel produced after 2007). Although the Facilities incur significant losses, these losses are more than offset by the tax credits generated under Section 45K of the IRC, which reduce our income tax expense. During 2006, the Indiana facility was relocated from Alabama. The relocation of the plant was completed in the 2006 third quarter. In late February 2006, an explosion occurred at our Alabama feedstock supplier’s underground coal mine. Several months following the explosion, the mine was reopened with a limited amount of production. However, at year-end 2006 the mine was again closed by our feedstock supplier. As a result of the mine closure, production at the one plant remaining in Alabama was suspended at year-end 2006.

At each of our locations, the synthetic fuel operation has site leases at sites that are adjacent to large mines and in the case of our Alabama operation, a barge load-out facility on a navigable river. In addition, at each of the locations, the synthetic fuel operation has coal purchase agreements with the owners of the adjacent coal mines and synthetic fuel sales contracts with a number of major utilities, including the Tennessee Valley Authority and Tampa Electric Company. With respect to the Illinois location, the synthetic fuel operation has agreements to purchase coal and sell synthetic fuel through 2007 covering at least 50 percent of the annual productive capacity of the Facilities at that location. From time to time, the Illinois synthetic fuel operation supplements these base contracts, as opportunities arise, by entering into spot contracts to buy coal and sell synthetic fuel to different end users. With respect to the Indiana location, the synthetic fuel operation has entered into agreements to purchase coal and sell synthetic fuel to a number of major utilities through the end of 2007. The agreements to purchase coal and sell synthetic fuel can generally be canceled by us in the event that we choose not to operate the Facilities, or if the synthetic fuel produced at the Facilities does not qualify for tax credits under Section 45K of the IRC or in the event of a phase-out of tax credits under Section 45K of the IRC.

Although we anticipate that the coal mines adjacent to the synthetic fuel operation’s production sites in Illinois and Indiana will be able to fulfill those Facilities’ requirements for feedstock coal, if our feedstock suppliers become unable to supply the Illinois and Indiana Facilities with enough coal to satisfy our requirements for any reason, we would have to curtail production, which would have a negative impact on our results of operations, or negotiate new coal supply agreements with third parties, which might not be available on similar terms. In addition, the synthetic fuel operation has synthetic fuel sale contracts with a number of customers who have contracted to purchase in excess of 10 percent of the productive capacity at our Alabama, Illinois and Indiana locations. Although we expect that those customers could be replaced by other purchasers, we cannot assure that we would be able to enter into replacement contracts on equivalent terms. As a result, the failure by one or more of those customers to perform their purchase obligations under those sale contracts could have a material adverse effect on the synthetic fuel operation.

The synthetic fuel operation has an operations and maintenance agreement with an experienced manager of synthetic fuel facilities. This manager is responsible for staffing the Facilities, operating and maintaining the machinery and conducting routine maintenance on behalf of the synthetic fuel operation. Finally, the synthetic fuel operation has a license and binder purchase agreement with Headwaters Incorporated, which permits the operation to utilize a carboxylated polystyrene copolymer emulsion patented by Headwaters and manufactured by Dow Chemical that is mixed with coal to produce a qualified synthetic fuel.

As discussed in greater detail below in Item 1A. “Risk Factors,” the tax credits available under Section 45K of the IRC for the production and sale of synthetic fuel in any given year are phased out if oil prices in that year are above certain thresholds. As a result of high oil prices in the first several weeks of 2006, we elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006, we restarted production and entered into hedge agreements to minimize operating losses that could occur from that date through March 31, 2006, if more than a majority of the tax credits were phased out in 2006 as a result of high oil prices.

Early in the 2006 second quarter, with oil prices again averaging well above the starting point of the projected 2006 phase-out range for the first few months of the year, we suspended all production at our synthetic fuel facilities in order to minimize operating losses that could occur if more than a majority of the tax credits were phased out in 2006. We restarted production early in the 2006 fourth quarter at all four of the synthetic fuel production facilities and entered into hedge agreements to minimize operating losses that could occur if more than a majority of the tax credits were phased out in 2006. However, as noted earlier in this section, at year-end the mine adjacent to our Alabama production facility was again closed by our feedstock supplier, and we did not anticipate operating the facility again at this location. As a result of new information received in 2007, we may attempt to restart the Alabama facility in the future or move the processing equipment to another location. Late in 2006 and early in 2007, we entered into hedge agreements to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2007. We will continue to monitor the situation, and if circumstances warrant, we may again elect to suspend production at all of our synthetic fuel facilities in the future.

Because the tax credits under Section 45K of the IRC are only available for the production and sale of synthetic fuel produced from coal through 2007, we expect to permanently shut down the Facilities and cease production of synthetic fuel at the end of 2007. The book value of the synthetic fuel facilities was $5 million at year-end 2006. Under the site leases for the Facilities, we are required to restore the leased premises to substantially the condition the premises were in when the leases were executed. This restoration may include the dismantling and sale or disposal of improvements we have constructed on the premises, as well as site restoration and other related tasks.

We expect that the costs associated with shutting down the synthetic fuel facilities and completing the restoration of the project sites will not be material.

Our Investment

We acquired our initial interest in SAFE I and SAFE II from PacifiCorp Financial Services (“PacifiCorp”) in October 2001 for $46 million in cash, and we began operating the Facilities in the first quarter of 2002. We also make annual payments to PacifiCorp based on the amount of tax credits produced, up to a certain threshold.

On June 21, 2003, we sold an approximately 50 percent ownership interest in both SAFE I and SAFE II. We received cash and promissory notes totaling $25 million at closing, and were entitled to receive additional proceeds based on the actual amount of tax credits allocated to the purchaser. As a result of a put option associated with the June 21, 2003, sale of a 50 percent ownership interest, we consolidated the two synthetic fuel joint ventures from that date through November 6, 2003. Effective November 7, 2003, because the put option was voided, we began accounting for the synthetic fuel joint ventures using the equity method of accounting. Beginning March 26, 2004, as a result of adopting FIN 46(R), “Consolidation of Variable Interest Entities,” we again consolidated the synthetic fuel joint ventures, and we reflected our partner’s share of the operating losses as minority interest.

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

Our partner in SAFE II, which owns three of our synthetic fuel plants, exercised its option to have its interest in SAFE II redeemed, effective December 31, 2005, the first day of our 2006 first quarter. As a result, we now own all of the interests in the three SAFE II production facilities. In consideration for the redeemed interest, we forgave the remaining outstanding promissory note balance of approximately $8 million related to our partner’s initial purchase of the interest in SAFE II, and our partner was relieved of the obligation to make further earn-out payments with respect to SAFE II for periods after December 31, 2005. On that date, we eliminated our partner’s minority interest in SAFE II which was $7 million. As a result of the redemption of our partner’s interest in SAFE II, for the period beginning January 1, 2006, we were allocated 100 percent of the operating losses associated with the Facilities owned by SAFE II, received 100 percent of the tax credits generated by those Facilities, and made production decisions with respect to those Facilities based on our 100 percent ownership.

Effective October 1, 2006, we purchased our partner’s interest in SAFE I, and, as a result, we now own all of the interests in the one SAFE I production facility. In consideration for the purchased interest, we paid our partner $150,000 in cash and, for periods after September 30, 2006, released our partner from its obligation to make remaining base note and earn-out payments related to the partner’s purchase of the interest in SAFE I. On September 30, 2006, we eliminated our partner’s minority interest in SAFE I, which was $2 million. As a result of the purchase of our partner’s interest in SAFE I, for the period beginning October 1, 2006, we were allocated 100 percent of the operating losses associated with the Facility owned by SAFE I, received 100 percent of the tax credits generated by that Facility, and made production decisions with respect to that Facility based on our 100 percent ownership. In connection with the acquisition of our partner’s interest in SAFE I, we also assumed the obligation of our partner to make earn-out payments to our prior partner from whom it acquired the SAFE I interest in 2005.

Internal Revenue Service Determinations

On November 7, 2003, the United States Internal Revenue Service (“IRS”) issued private letter rulings to the synthetic fuel joint ventures confirming that the synthetic fuel produced by the Facilities is a “qualified fuel” under the Internal Revenue Code and that the resulting tax credit may be allocated among the members of the synthetic fuel joint ventures. In July 2004, IRS field auditors issued a notice of proposed adjustment and later a Summary Report to PacifiCorp that included a challenge to the placed-in-service dates of the three SAFE II synthetic fuel facilities. One of the conditions to qualify for tax credits is that the production facility must have been placed in service before July 1, 1998. On June 7, 2005, the IRS National Office issued a Technical Advice Memorandum confirming that the three SAFE II synthetic fuel facilities that were under IRS review met the placed-in-service requirement of the Internal Revenue Code.

Employee Relations

At year-end 2006, we had approximately 150,600 employees. Approximately 9,000 employees were represented by labor unions. We believe relations with our employees are positive.

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

Forward-Looking Statements

We make forward-looking statements in this report (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business and Overview,” “Liquidity and Capital Resources” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission. We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

We are subject to the range of operating risks common to the hotel, timeshare and corporate apartment industries. The profitability of the hotels, vacation timeshare resorts and corporate apartments that we operate or franchise may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms, timeshare interval, fractional and whole ownership products and apartments;

(2)	international, national and regional economic and geopolitical conditions;

(3)	the impact of war, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats;

(4)	the desirability of particular locations and changes in travel patterns;

(5)	travelers’ fears of exposure to contagious diseases, such as Avian Flu and Severe Acute Respiratory Syndrome (“SARS”);

(6)	the occurrence of natural disasters, such as earthquakes, tsunamis and hurricanes;

(7)	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures and costs;

(8)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

(9)	regional and national development of competing properties;

(10)	increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business, including recent increases in energy costs; and

(11)	organized labor activities, which could cause the diversion of business from hotels involved in labor negotiations, loss of group business, and/or increased labor costs.

Any one or more of these factors could limit or reduce the demand, or the prices we are able to obtain for hotel rooms, timeshare units and corporate apartments, or could increase our costs and, therefore, reduce the profit of our lodging businesses. Reduced demand for hotels could also give rise to losses under loans, guarantees and minority equity investments that we have made in connection with hotels that we manage. Even where such factors do not reduce demand, our profit margins may suffer if we are unable to fully recover increased operating costs from our customers.

The uncertain pace and duration of the current growth environment in the lodging industry will continue to impact our financial results and growth. Both the Company and the lodging industry were hurt by several events occurring over the last several years, including the global economic downturn, the terrorist attacks on New York and Washington in September 2001, the global outbreak of SARS in 2003 and military action in Iraq. Although both the lodging and travel industries have now largely recovered from the depressed levels during those years, the duration, pace and full extent of the current growth environment remains unclear. Accordingly, our financial results and growth could be harmed if that recovery stalls or is reversed.

Our lodging operations are subject to international, national and regional conditions. Because we conduct our business on a national and international platform, our activities are susceptible to changes in the performance of regional and global economies. In recent years, our business was hurt by decreases in travel resulting from recent economic conditions, the military action in Iraq and the heightened travel security measures that have resulted from the threat of further terrorism. Our future economic performance is similarly subject to the uncertain economic environment in the United States and other regions, the unknown pace of business travel that results and the occurrence of any future incidents in the countries where we operate.

Our growth strategy depends upon third-party owners/operators, and future arrangements with these third parties may be less favorable. Our present growth strategy for development of additional lodging facilities entails entering into and maintaining various arrangements with property owners. The terms of our management agreements, franchise agreements and leases for each of our lodging facilities are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue, or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.

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

We depend on capital to buy and maintain hotels, and we or hotel owners may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and maintenance of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. Our ability to recover loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to recycle and raise new capital. In addition, downgrades of our public debt ratings by Standard & Poor’s, Moody’s Investor Service or similar companies could increase our cost of capital.

Our development activities expose us to project cost, completion and resale risks. We develop new hotel, timeshare interval, fractional ownership and whole ownership properties, both directly and through partnerships, joint ventures and other business structures with third parties. Our involvement in the development of properties presents a number of risks, including that: (1) construction delays, cost overruns, or acts of God such as earthquakes, hurricanes, floods or fires may increase overall project costs or result in project cancellations; (2) we may be unable to recover development costs we incur for projects that are not pursued to completion; (3) conditions within capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or development of future properties; and (4) properties that we develop could become less attractive due to changes in mortgage rates, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices we anticipate.

Development activities that involve our co-investment with third parties may further increase completion risk or result in disputes that could increase project costs or impair project operations. Partnerships, joint ventures and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. Although we actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, actions by another investor may present additional risks of project delay, increased project costs, or operational difficulties following project completion.

Risks associated with development and sale of residential properties that are associated with our lodging and timeshare properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, through minority interests and/or licensing fees, in the development and sale of residential properties associated with our brands, including luxury residences and condominiums under our The Ritz-Carlton and Marriott brands. Such projects pose additional risks beyond those generally associated with our lodging and timeshare businesses, which may reduce our profits or compromise our brand equity, including the following:

•

Decreases in residential real estate and vacation home prices or demand generally, which have historically been cyclical, could reduce our profits or even result in losses on residential sales, and could also result in significant carrying costs if the pace of sales is slower than we anticipate;

•

Increases in interest rates, reductions in mortgage availability, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay;

•	Residential construction may be subject to warranty and liability claims, and the costs of resolving such claims my be significant; and

•	If the pace of sales is slower than we anticipate or sales prices are lower than projected, it may become more difficult to convince future hotel development partners of the value added by our brands.

Damage to or other potential losses involving properties that we own, manage or franchise may not be covered by insurance. We have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary. Market forces beyond our control may nonetheless limit the scope of insurance coverage that we can obtain and our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods or terrorist acts, may be uninsurable or too expensive to justify insuring against. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of hotel owners, or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt or other financial obligations related to the property.

Risks relating to acts of God, contagious disease, terrorist activity and war could reduce the demand for lodging, which may adversely affect our revenues. Acts of God, such as hurricanes, earthquakes and other natural disasters and the spread of contagious diseases, such as Avian Flu and SARS, in locations where we own, manage or franchise significant properties and areas of the world from which we draw a large number of customers can cause a decline in the level of business and leisure travel and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty can have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms, timeshare units and corporate apartments or limit the prices that we are able to obtain for them, both of which could adversely affect our profits.

A failure to keep pace with developments in technology could impair our operations or competitive position. The lodging and timeshare industries continue to demand the use of sophisticated technology and systems, including those used for our reservation, revenue management and property management systems, our Marriott Rewards program, and technologies we make available to our guests. These technologies and systems must be refined, updated and/or replaced with more advanced systems on a regular basis. If we are unable to do so as quickly as our competitors, or within budgeted costs and time frames, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

An increase in the use of third-party Internet reservation services could adversely impact our revenues. Some of our hotel rooms are booked through Internet travel intermediaries, such as Travelocity.com,® Expedia.com® and Priceline.com,® serving both the leisure and, increasingly, the corporate travel and group meeting sectors. While Marriott’s Look No Further® Best Rate Guarantee has greatly reduced the ability of these Internet travel intermediaries to undercut the published rates at our hotels, these intermediaries continue their attempts to commoditize hotel rooms by aggressively marketing to price-sensitive travelers and corporate accounts and increasing the importance of general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their travel services rather than to our lodging brands. Although we expect to continue to maintain and even increase the strength of our brands in the online marketplace, if the amount of sales made through Internet intermediaries increases significantly, our business and profitability may be harmed.

Changes in privacy law could adversely affect our ability to market our products effectively. Our Timeshare segment, and to a lesser extent our other lodging segments, rely on a variety of direct marketing techniques, including telemarketing, email marketing and postal mailings. Any further restrictions in laws such as the Telemarketing Sales Rule, CANSPAM Act, and various U.S. state laws regarding marketing and solicitation or international data protection laws that govern these activities could result in concern about the continuing effectiveness of telemarketing, email and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of timeshare units and other products. We also obtain access to potential customers from travel service providers or other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If the acquisition of these lists were outlawed or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.

Operating risks at our synthetic fuel operations could reduce the tax benefits generated by those facilities. The Company owns four synthetic fuel production facilities. The Internal Revenue Code provides tax credits for the production and sale of synthetic fuels produced from coal through 2007. Although our synthetic fuel facilities incur significant losses, those losses are more than offset by the tax credits generated, which reduce our income tax expense. Problems related to supply, production and demand at any of the synthetic fuel facilities, the power plants and other end users that buy synthetic fuel from the facilities, the suppliers of the treatment agent or the coal mines from which the facilities buy coal could diminish the productivity of our synthetic fuel operations and adversely impact the ability of those operations to generate tax credits.

High oil prices in 2007 could reduce or eliminate the tax credits generated by our synthetic fuel facilities. The tax credits available under the Internal Revenue Code for the production and sale of synthetic fuel in any given year are phased out if the Reference Price of a barrel of oil for that year falls within a specified price range. The “Reference Price” of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and is determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. In 2004 and 2005, the Reference Price was approximately equal to 89 percent of the average price in those years of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil. The price range within which the tax credit is phased out was set in 1980 and is adjusted annually for inflation. In 2005, the phase-out range was $53.20 to $66.79. Because the Reference Price for a barrel of oil for 2005 was below that range, at $50.26, there was no reduction of the tax credits available for synthetic fuel produced and sold in 2005.

Assuming a 2 percent inflation adjustment factor for 2006 and assuming that the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains approximately the same in 2006 as it was in 2005 we currently estimate that there was a 39 percent reduction of the tax credits available for synthetic fuel produced and sold in 2006. Assuming a 2 percent inflation adjustment factor for each of 2006 and 2007 and assuming the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains the same in 2007 as it was in 2005, we currently estimate that the tax credits available for the production and sale of synthetic fuel in 2007 would begin to be phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $62.19 and would be fully phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $78.08. The average price of the benchmark NYMEX futures contract for 2007, through February 9, 2007, was approximately $55.49.

We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2007 exceeds the applicable phase-out threshold, the tax credits generated by our synthetic fuel facilities could be reduced or eliminated, which would have a negative impact on our results of operations. Late in 2006 and early in 2007, we entered into hedging agreements to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2007.

Our effective tax rate is likely to increase significantly after the synthetic fuel tax credit program expires at the end of 2007. Tax credits contributed by our synthetic fuel operations have significantly reduced our effective tax rate during the last several years. Because that program ends with 2007 synthetic fuel production, our facilities will not be able to generate credits in future years. As a result, our future effective tax rate is likely to increase significantly, thereby reducing our after-tax profits.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Company-operated properties are described in Part I, Item 1, “Business” earlier in this report. We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. Most of our regional offices and reservation centers, both domestically and internationally, are located in leased facilities. We also lease space in six office buildings with combined space of approximately 1.3 million square feet in Maryland and Florida where our corporate, The Ritz-Carlton and Marriott Vacation Club International headquarters are located.

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

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

See Part III, Item 10 of this report for information about our executive officers.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

On June 9, 2006, we completed a two-for-one stock split that was effected in the form of a stock dividend. For periods prior to the stock split, all share and per share data in this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock split. See the “Basis of Presentation” caption in Footnote No. 1, “Summary of Significant Accounting Policies,” for additional information regarding the stock split.

The range of prices of our common stock and dividends declared per share for each quarterly period within the last two years are as follows:

		Stock Price		Dividends Declared Per Share
		High	Low
2005	First Quarter	$34.00	$30.36	$0.0425
	Second Quarter	35.01	30.20	0.0525
	Third Quarter	35.39	30.21	0.0525
	Fourth Quarter	34.16	29.01	0.0525

		Stock Price		Dividends Declared Per Share
		High	Low
2006	First Quarter	$35.35	$32.32	$0.0525
	Second Quarter	38.38	34.20	0.0625
	Third Quarter	38.44	34.30	0.0625
	Fourth Quarter	48.31	37.19	0.0625

At January 26, 2007, there were 387,952,048 shares of Class A Common Stock outstanding held by 49,505 shareholders of record. Our Class A Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. In June 2006, we delisted our shares from trading in the NYSE Arca Stock Exchange (formerly the Pacific Stock Exchange) and the Philadelphia Stock Exchange. The year-end closing price for our stock was $47.72 on December 29, 2006, and $33.49 on December 30, 2005. All prices are reported on the consolidated transaction reporting system.

Fourth Quarter 2006 Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 9, 2006-October 6, 2006	1.4	$38.45	1.4	44.2
October 7, 2006-November 3, 2006	0.9	40.92	0.9	43.3
November 4, 2006-December 1, 2006	3.3	44.90	3.3	40.0
December 2, 2006-December 29, 2006	5.8	46.58	5.8	34.2

(1)

On August 3, 2006, we announced that our Board of Directors increased by 40.0 million shares, the authorization to repurchase our Class A Common Stock for a total outstanding authorization of approximately 51.2 million shares on that date. We repurchase shares in the open market and in privately negotiated transactions.

Item 6.	Selected Financial Data.

The following table presents a summary of selected historical financial data for the Company derived from our financial statements as of and for our last eight fiscal years.

Since the information in this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.

	Fiscal Year(1)
($ in millions, except per share data)	2006	2005	2004	2003	2002	2001	2000	1999
Income Statement Data:
Revenues (2)	$12,160	$11,550	$10,099	$9,014	$8,415	$7,768	$7,911	$7,026

Operating income (2)	$1,011	$555	$477	$377	$321	$420	$762	$621

Income from continuing operations	$717	$668	$594	$476	$439	$269	$490	$399
Cumulative effect of change in accounting principle (3)	(109)	—	—	—	—	—	—	—
Discontinued operations	—	1	2	26	(162)	(33)	(11)	1

Net income	$608	$669	$596	$502	$277	$236	$479	$400

Per Share Data (4):
Diluted earnings per share from continuing operations	$1.66	$1.45	$1.24	$0.97	$0.87	$0.52	$0.96	$0.75
Diluted loss per share from cumulative effect of change in accounting principle	(0.25)	—	—	—	—	—	—	—
Diluted earnings (loss) per share from discontinued operations	—	—	—	0.05	(0.32)	(0.06)	(0.02)	—

Diluted earnings per share	$1.41	$1.45	$1.24	$1.02	$0.55	$0.46	$0.94	$0.75

Cash dividends declared per share	$0.2400	$0.2000	$0.1650	$0.1475	$0.1375	$0.1275	$0.1175	$0.1075

Balance Sheet Data (at end of year):
Total assets	$8,588	$8,530	$8,668	$8,177	$8,296	$9,107	$8,237	$7,324
Long-term debt (2)	1,818	1,681	836	1,391	1,553	2,708	1,908	1,570
Shareholders’ equity	2,618	3,252	4,081	3,838	3,573	3,478	3,267	2,908
Other Data:
Base management fees (2)	$553	$497	$435	$388	$379	$372	$383	$352
Franchise fees (2)	390	329	296	245	232	220	208	180
Incentive management fees (2)	281	201	142	109	162	202	316	268

Total Fees	$1,224	$1,027	$873	$742	$773	$794	$907	$800

Fee Revenue-Source:
North America (5)	$955	$809	$682	$592	$626	$664	$779	$690
Outside North America	269	218	191	150	147	130	128	110

	$1,224	$1,027	$873	$742	$773	$794	$907	$800

(1)	All fiscal years included 52 weeks, except for 2002, which included 53 weeks.
(2)	Balances reflect our Senior Living Services and Distribution Services businesses as discontinued operations.
(3)

We adopted Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions,” in our 2006 first quarter which we reported in our Consolidated Statement of Income as a cumulative effect of change in accounting principle.

(4)	All per share amounts in the table above have been adjusted to reflect the June 9, 2006, stock split effected in the form of a stock dividend.
(5)	Includes the Continental United States and Canada.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS AND OVERVIEW

We are a worldwide operator and franchisor of 2,832 hotels and related facilities. Our operations are grouped into six business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, Luxury Lodging, Timeshare and Synthetic Fuel. In our Lodging business, we operate, develop and franchise under 13 separate brand names in 68 countries and territories. We also operate and develop Marriott timeshare properties under four separate brand names.

We earn base, incentive and franchise fees based upon the terms of our management and franchise agreements. Revenues are also generated from the following sources associated with our Timeshare segment: (1) selling timeshare interval, fractional and whole ownership properties; (2) operating the resorts; and (3) financing customer purchases of timesharing intervals. In addition, we earn revenues from the limited number of hotels we own and lease and we earn revenues and generate tax credits from our synthetic fuel operations.

Generally, lodging demand remained robust through 2006, driven by continued strength associated with business and leisure travelers, while lodging supply growth continued to remain low. At the property level, these factors enabled us to increase rates and improve revenue mix, which resulted in strong year-over-year RevPAR increases. Revenue mix improvement is a function of the strong demand environment and results as some less profitable business is limited in favor of more profitable business, such as fewer discounted leisure packages in favor of more corporate business. This deliberate strategy of shifting business to higher rated tiers, yielded strong year-over-year average daily rate growth and only modest occupancy declines. Rates have also increased as stronger demand enabled us to reduce available discounts and special rates. In addition, group rates continue to increase as business negotiated in earlier years at lower rates is replaced with business negotiated at higher rates.

Demand for our brands is strong in most markets around the world, and the weak U.S. dollar continues to drive international travelers into the United States. For our North American properties, RevPAR increases in 2006 as compared to the year ago period were particularly strong in New York, Boston, Atlanta, Chicago, Dallas, Houston, Los Angeles and Seattle. Across the U.S., demand also strengthened in many smaller city and suburban markets during 2006. Internationally, RevPAR increases in 2006 versus the prior year were particularly strong in China, Mexico, Australia, the United Kingdom, the Middle East, the Netherlands, France and Germany.

Our brands are strong as a result of superior customer service with an emphasis on guest satisfaction, the worldwide presence and quality of our brands, our Marriott Rewards loyalty program, an information-rich and easy-to-use Web site, a multi-channel central reservations system and desired property amenities including meeting and banquet facilities, fitness centers, spas, award-winning restaurants and high-speed and wireless Internet access. We, along with owners and franchisees, continue to invest in our brands by means of both new and renovated properties, new room and public space designs, enhanced amenities and technology offerings.

See the “Risk Factors,” section of this report for important information regarding forward-looking statements made in this report and risks and uncertainties that the Company faces.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for 2006, 2005 and 2004.

Continuing Operations

Revenues

2006 Compared to 2005

Revenues increased 5 percent to $12,160 million in 2006 from $11,550 million in 2005, as a result of stronger demand for hotel rooms worldwide, partially offset by a decline in revenue associated with our synthetic fuel operation. Base management and franchise fees increased $117 million as a result of stronger RevPAR and unit growth. In 2006, we recognized $5 million of base management fees that were calculated based on prior period results, but not earned and due until 2006. Incentive management fees improved $80 million due to stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. Incentive fees include $10 million and $14 million for 2006 and 2005, respectively, that were calculated based on prior period earnings but not earned and due until the periods in which they were recognized. Stronger catering, food and beverage, spa, and other profits also drove property-level margins higher. Year-over-year RevPAR increases were driven primarily by rate increases. Owned and leased revenue increased significantly, primarily as a result of our purchase, early in the second half of 2005, of 13 formerly managed properties from CTF Holdings Ltd. (“CTF”). See Footnote No. 8, “Acquisitions and Dispositions,” later in this report for a detailed description of the CTF transaction. As planned, eight of the CTF properties were sold during 2006: one property was sold in the 2006 first quarter; five properties were sold in the 2006 second quarter; and two properties were sold in the 2006 third quarter.

Timeshare sales and services revenue increased $90 million (6 percent) over the prior year. The increase largely reflects $77 million of revenue in 2006 from note securitization gains. As detailed later in the “Cumulative Effect of Change in Accounting Principle” narrative, note securitization gains of $69 million for 2005 are not reflected in revenue, but instead are a component of gains and other income. Additionally, financing and services revenue increased in 2006 versus the prior year, as did villa rental revenue. Partially offsetting these increases, development revenue declined due to projects in the early stages of development that did not reach revenue recognition thresholds and limited available inventory associated with projects that sold out or were nearing sell-out. As compared to 2005, synthetic fuel revenue was significantly lower in 2006, primarily due to the suspensions of production in 2006 as a result of high oil prices. Synthetic fuel production resumed in the fourth quarter of 2006.

The 5 percent increase in total revenue includes $404 million of increased cost reimbursements revenue, to $8,075 million in 2006 from $7,671 million in the prior year. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon the costs incurred with no added mark-up, this revenue and related expense have no impact on either our operating income or net income. The increase in reimbursed costs is primarily attributable to the growth in the number of properties we manage and to wage increases. We added 13 managed properties (4,126 rooms), net, and 77 franchised properties (11,286 rooms), net, to our system in 2006.

2005 Compared to 2004

Revenues increased 14 percent to $11,550 million in 2005 from $10,099 million in 2004, as a result of strong demand for hotel rooms worldwide. Year-over-year RevPAR increases were driven primarily by rate increases and to a lesser extent by occupancy improvement. The increase in revenue versus the prior year also reflects recognition in 2005 of $14 million of incentive fees that were calculated based on prior period results, but not earned and due until 2005. Higher timeshare sales and services revenue reflecting higher financially reportable development revenue also improved our 2005 revenues. In addition, revenues increased due to the consolidation of our synthetic fuel operations from the start of the 2004 second quarter, which resulted in the recognition of revenue for all of 2005 versus only three quarters in 2004, as we accounted for the synthetic fuel operations using the equity method of accounting in the 2004 first quarter. Further, owned and leased revenue increased significantly, primarily as a result of the purchase of 13 formerly managed CTF properties.

The 14 percent increase in total revenue includes $743 million of increased cost reimbursements revenue, to $7,671 million in 2005 from $6,928 million in the prior year. The increase in reimbursed costs is primarily attributable to the growth in the number of properties we manage and wage increases. We added 45 managed properties (4,519 rooms), net, to our system in 2005 (including the Whitbread properties more fully discussed later in this report under the caption “Marriott and Whitbread Joint Venture” in the “Liquidity and Capital Resources” section), and we also added 49 franchised properties (6,333 rooms), net, to our system in 2005.

Operating Income

2006 Compared to 2005

Operating income increased $456 million to $1,011 million in 2006 from $555 million in the prior year. The increase in 2006 is, in part, due to a combined base, franchise and incentive fee increase of $197 million, reflecting stronger RevPAR growth, unit growth and property-level margin improvements. Stronger owned, leased, corporate housing and other revenue net of direct expenses contributed $17 million of the improvement in operating income and reflected the strong demand environment in 2006 and the impact of the CTF properties acquired in 2005. The $17 million improvement in 2006 versus the prior year reflects increased owned and leased results of $20 million, a $12 million increase in termination fees received and $5 million of higher other income, partially offset by $20 million of lower land lease income. Also reflected in the year-over-year change in owned and leased results are depreciation charges totaling $7 million recorded in 2006 associated with two properties that were reclassified in 2006 from “held for sale” to “held and used.” The depreciation charges totaling $7 million represented the amount that would have been recognized had the two properties been continuously classified as “held and used.”

Timeshare sales and services revenue net of direct expenses increased $98 million in 2006 and largely reflects $77 million of revenue in 2006 from note securitization gains. As noted earlier in the “Revenue” discussion, note securitization gains of $69 million for 2005 are not reflected in revenue, but instead are a component of gains and other income. Also reflected in the $98 million favorable variance, development revenue net of expenses increased $14 million and financing, services and other revenue net of expenses increased $7 million. Increased development revenue net of expenses primarily reflects lower development expenses associated with projects in 2006 in the early stages of development that did not reach revenue recognition thresholds and the timing of expenses associated with Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”), implemented in 2006. Increased financing, services and other revenue net of expenses reflects a $15 million reversal of marketing related contingency reserves in 2006.

As compared to the year ago period, general, administrative and other expenses decreased by $76 million. In 2005, we incurred general, administrative and other expenses of $94 million primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements resulting from the CTF transaction. We also incurred general, administrative and other expenses of $30 million in 2005 associated with our bedding incentive program. We implemented the bedding incentive program in the 2005 second quarter to help ensure that guests could enjoy the comfort and luxury of our new bedding by year-end 2005. Further impacting general, administrative and other expenses, 2005 reflected performance cure payments of $15 million versus a $6 million similar payment in 2006, and 2005 also reflected $9 million of guarantee charges associated with three properties versus the reversal of an additional $5 million of guarantee charges in 2006. Additionally impacting the year-over-year general, administrative and other expenses variance were foreign exchange gains totaling $6 million in 2006 as compared to losses of $5 million in 2005.

Also impacting the year-over-year change in general, administrative and other expenses, development expenses and deferred compensation expenses were higher in 2006 by $15 million and $5 million, respectively. As noted under the heading “New Accounting Standards,” later in this report, we adopted a new accounting standard in 2006 associated with share-based compensation. This new standard resulted in incremental general, administrative and other expenses of $39 million versus 2005, primarily impacting the unallocated portion of our general, administrative and other expenses. Of the $76 million decrease in total general, administrative and other expenses, a decrease of $124 million was attributable to our Lodging segments and a $48 million increase was unallocated.

Finally, operating income for 2006 included a synthetic fuel operating loss of $76 million versus an operating loss of $144 million in the prior year, primarily reflecting production suspensions in 2006 due to high oil prices. For additional information, see our “Synthetic Fuel” segment discussion later in this report.

2005 Compared to 2004

Operating income increased $78 million to $555 million in 2005 from $477 million in the prior year, primarily as a result of the following items: a combined base, incentive and franchise fee improvement of $154 million reflecting a stronger demand environment; $51 million of stronger timeshare sales and services revenue net of direct expenses reflecting higher financially reportable development revenue; and $65 million of stronger owned, leased, corporate housing and other revenue net of direct expenses. The fee improvement versus the prior year also reflects the recognition in 2005 of $14 million of incentive fees that were calculated based on prior period results, but not earned and due until 2005. The increase in owned, leased, corporate housing and other revenue net of direct expenses is primarily attributable to properties acquired in 2005, including the CTF properties, and to a lesser extent the strong demand environment in 2005, and our receipt in 2005, of a $10 million termination fee associated with one property that left our system.

The favorable items noted above were also partially offset by $146 million of increased general and administrative expenses and $46 million of lower synthetic fuel revenue net of synthetic fuel expenses. Increased general, administrative and other expenses were associated with our Lodging segments as unallocated general, administrative and other expenses were down slightly compared to the prior year. The increase in general, administrative and other expenses reflects a $94 million charge impacting our North American Full-Service and International Lodging segments, primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements associated with our acquisition of the CTF properties, and $30 million of expenses associated with our bedding incentive program, impacting our North American Full-Service, North American Limited-Service and International Lodging segments. General, administrative and other expenses in 2005 also reflect pre-tax performance termination cure payments of $15 million associated with two properties, a $9 million pre-tax charge associated with three guarantees, increased other net overhead costs of $13 million including costs related to the Company’s unit growth, development and systems, and $2 million of increased foreign exchange losses partially offset by $5 million of lower litigation expenses. Additionally, in 2004, general, administrative and other expenses included a $13 million charge associated with the write-off of deferred contract acquisition costs.

Operating income for 2005 included a synthetic fuel operating loss of $144 million versus a $98 million operating loss in the prior year, reflecting increased costs and the consolidation of our synthetic fuel operations from the start of the 2004 second quarter, which resulted in the recognition of revenue and expenses for all of 2005 versus only three quarters in 2004, as we accounted for the synthetic fuel operations using the equity method of accounting in the 2004 first quarter. For additional information, see our “Synthetic Fuel” segment discussion later in this report.

Gains and Other Income

The following table shows our gains and other income for 2006, 2005 and 2004.

($ in millions)	2006	2005	2004
Timeshare segment note sale gains	$—	$69	$64
Synthetic fuel earn-out payments (made) received, net	(15)	32	28
Loss on expected land sale	(37)	—	—
Gains on sales of real estate and other	26	34	48
Other note sale/repayment gains	2	25	5
Gains on sale/income on redemption of joint venture investments	68	7	19
Income from cost method joint ventures	15	14	—

	$59	$181	$164

Gains on sale/income on redemption of joint venture investments of $68 million in 2006 represents $43 million of net gains associated with the sale of joint venture investments and $25 million of income associated with the redemption of preferred stock we held in one investee. As further explained in the earlier “Revenues” discussion for 2006, Timeshare segment note sale gains of $77 million in 2006 are presented in the “Timeshare sales and services” revenue caption.

Interest Expense

2006 Compared to 2005

Interest expense increased $18 million (17 percent) to $124 million in 2006 from $106 million in 2005. Included within interest expense for 2006 are charges totaling $46 million relating to interest on accumulated cash inflows, in advance of our cash outflows for various programs that we operate on the owners’ behalf, including the Marriott Rewards, Gift Certificates and Self-Insurance programs. The increase in interest on these programs over 2005 is related to higher liability balances and higher interest rates. Interest expense also increased in 2006, due to our June 2005 Series F Notes issuance, our June 2006 Series H Notes issuance, and higher commercial paper balances coupled with higher rates. Partially offsetting these increases were interest expense declines associated with the payoff, at maturity, of both our Series D Notes in April 2005 and Series B Notes in November 2005, and the exchange of our Series C and Series E Notes for lower interest rate Series G Notes in 2005.

2005 Compared to 2004

Interest expense increased $7 million (7 percent) to $106 million in 2005 from $99 million in the prior year, reflecting increased debt levels, which helped to facilitate significantly higher capital expenditures and share repurchases in 2005. Interest expense in 2005 reflected our June 2005 Series F Notes issuance and, versus the prior year, higher commercial paper balances coupled with higher rates. Included within interest expense for 2005 are charges totaling $29 million relating to interest on accumulated cash inflows, in advance of our cash outflows for various programs that we operate on the owners’ behalf, including the Marriott Rewards, Gift Certificates and Self-Insurance programs. The increase over 2004 is related to higher liability balances and higher interest rates. Partially offsetting these increases were interest expense declines associated with the payoff, at maturity, of both our Series D Notes in April 2005 and Series B Notes in November 2005, and the capitalization of more interest associated with the development of timeshare properties.

Interest Income, Provision for Loan Losses, and Income Tax

2006 Compared to 2005

Interest income, before the provision for loan losses, decreased $34 million (43 percent) to $45 million in 2006 from $79 million in 2005, primarily reflecting the impact of loans repaid to us in 2005. Also reflected in the decrease versus the prior year are $4 million of mark-to-market expenses in 2006 associated with hedges for our synthetic fuel operations. Loan loss provisions decreased $31 million versus the prior year reflecting the reversal of loan loss provisions totaling $3 million in 2006 compared to a charge of $17 million in 2005 due to the impairment of our Delta Air Lines, Inc. aircraft leveraged lease, see the “Investment in Leveraged Lease” caption later in this report for additional information, and an $11 million loan loss provision in 2005 associated with one property.

Our tax provision totaled $286 million in 2006 compared to a tax provision of $94 million in 2005. The difference of $192 million is primarily attributable to $96 million of higher taxes in 2006 associated with higher pre-tax income from our lodging operations and $96 million of lower tax credits and tax benefit in 2006 associated with our synthetic fuel operations that generated a net tax benefit of $94 million in 2006 compared to a net tax benefit of $190 million in 2005. As discussed in more detail in the “Synthetic Fuel” segment caption later in this report, 2006 includes a provision for an estimated 39 percent phase-out of tax credits associated with the synthetic fuel operations due to high oil prices.

2005 Compared to 2004

Interest income, before the provision for loan losses, decreased $67 million (46 percent) to $79 million in 2005 from $146 million in the prior year, primarily reflecting the impact of loans repaid to us. Our provision for loan losses increased $36 million versus the prior year reflecting an $11 million charge in 2005 associated with one property and a charge of $17 million in 2005 due to the impairment of our Delta Air Lines, Inc. aircraft leveraged lease and the reversal in 2004 of loan loss provisions totaling $8 million.

Our tax provision totaled $94 million in 2005 compared to a tax provision of $100 million in 2004. The difference of $6 million is primarily attributable to $19 million of higher taxes in 2005 associated with higher pre-tax income from our lodging operations, more than offset by $25 million of higher tax credits and tax benefit in 2005 associated with our synthetic fuel operations that generated a net tax benefit of $190 million in 2005 compared to a net tax benefit of $165 million in 2004, and to a lesser extent, to a lower tax rate before the impact of the Synthetic Fuel segment in 2005, as a result of a higher proportion of income in countries with lower effective tax rates. For additional information see the analysis of results of operations for the Synthetic Fuel segment later in this report.

Equity in Earnings (Losses)

2006 Compared to 2005

The $33 million decline from earnings of $36 million in 2005 to earnings of $3 million in 2006, attributable to our equity investments, reflected the recognition in 2005 of $30 million of equity earnings from the sale of hotels by three equity joint ventures in which we had equity interests. In addition, since 2005 we have sold several equity joint ventures.

2005 Compared to 2004

Equity in earnings (losses) of equity method investees increased $78 million from a net loss of $42 million in 2004 to net earnings of $36 million in 2005. Twenty-eight million dollars of the increase is attributable to our synthetic fuel joint ventures that we reported as an equity investment in the 2004 first quarter, versus consolidation of the joint ventures for the periods thereafter. For additional information see the analysis of results of operations for the Synthetic Fuel segment later in this report. The remaining $50 million increase from the prior year is primarily attributable to several joint ventures with significant asset sales in 2005, favorably impacting the profitability of the joint ventures, producing higher earnings from joint ventures and, to a lesser extent, the stronger 2005 lodging demand environment and the mix of investments in each year.

Minority Interest

2006 Compared to 2005

Minority interest decreased $39 million in 2006 from a benefit of $45 million in 2005 to a benefit of $6 million. On the first day of our 2006 fiscal year, we redeemed our partner’s interest in Synthetic American Fuel Enterprises II, LLC (“SAFE II”), which owns three of our four synthetic fuel production facilities. Also, effective October 1, 2006, we purchased our partner’s interest in Synthetic American Fuel Enterprises I, LLC (“SAFE I”). Accordingly, in 2006, minority interest represents only our partner’s share of the losses in SAFE I, through

September 30, 2006. For 2005, minority interest reflects our partner’s share of the synthetic fuel losses for all four production facilities. In addition, synthetic fuel operating losses in 2006 were significantly lower versus 2005 reflecting reduced production. For additional information, see Footnote No. 2, “Synthetic Fuel,” later in this report.

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

Income from Continuing Operations

2006 Compared to 2005

Compared to 2005, income from continuing operations increased $49 million (7 percent) to $717 million in 2006, and diluted earnings per share from continuing operations increased $0.21 (14 percent) to $1.66. As discussed in more detail in the preceding sections beginning with “Operating Income,” the increase versus the prior year is due to higher fee income ($197 million), lower general, administrative and other expenses ($76 million), lower synthetic fuel operating losses ($68 million), higher owned, leased, corporate housing and other revenue net of direct expenses ($17 million), a lower loan loss provision ($31 million) and higher timeshare interval sales and services revenue net of direct expenses ($98 million). Partially offsetting these favorable variances, were significantly higher taxes ($192 million), lower gains and other income ($122 million), lower interest income ($34 million), higher interest expense ($18 million), a lower minority interest benefit ($39 million) and lower equity investment results ($33 million).

2005 Compared to 2004

Income from continuing operations increased $74 million (12 percent) to $668 million in 2005 versus the prior year, and diluted earnings per share from continuing operations increased $0.21 (17 percent) to $1.45. As discussed above in more detail, the increase in income from continuing operations from the prior year is primarily due to the strong demand environment for lodging, increased owned, leased and corporate housing and other revenue net of direct expenses ($65 million), principally reflecting owned and leased properties acquired in the 2005 third quarter, increased timeshare sales and services revenue net of direct expenses ($51 million), stronger equity investment results ($78 million), higher gains and other income ($17 million) and lower taxes ($6 million). As discussed earlier in the report in more detail, increased general, administrative and other expenses ($146 million) reflected, among other things, the write-off of deferred contract acquisition costs in connection with the CTF transaction and expenses associated with our bedding incentive program, higher synthetic fuel operating losses ($46 million), lower interest income ($67 million), higher interest expense ($7 million) and a higher loan loss provision ($36 million) partially offset these favorable items.

Cumulative Effect of Change in Accounting Principle

2006

Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions”

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67,” and the American Institute of Certified Public Accountants issued SOP 04-2. Additionally, the FASB amended FAS No. 66, “Accounting for Sales of Real Estate,” and FAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to exclude accounting for real estate time-sharing transactions from these statements. We adopted SOP 04-2 at the beginning of the 2006 first quarter.

Under SOP 04-2, we charge the majority of sales and marketing costs we incur to sell timeshares to expense when incurred. We also record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction in revenue at the time that we recognize profit on a timeshare sale. We also account for rental and other operations during holding periods as incidental operations, which requires us to record any excess of revenues over costs as a reduction of inventory costs.

The initial adoption of SOP 04-2 in our 2006 first quarter, which we reported as a cumulative effect of change in accounting principle in our Consolidated Statement of Income, resulted in a non-cash after-tax charge of $105 million ($0.24 per diluted share). As a result of tax rate adjustments in the 2006 fourth quarter, we reduced the tax benefit associated with the initial adoption from $68 million to $64 million. Accordingly, the after-tax impact of the adoption was $109 million ($0.25 per diluted share). As a result of the change, “Net Income” of $65 million ($0.15 per diluted share) as reported in the 2006 first quarter, now totals $61 million ($0.14 per diluted share). The pre-tax charge totaled $173 million and comprised a $130 million inventory write-down, the establishment of a $25 million notes receivable reserve and an increase in current liabilities of $18 million. We estimate that the ongoing impact of adoption in subsequent periods will be immaterial.

The American Resort Development Association, a timeshare trade association of which we are a member, and the Staff of the United States Securities and Exchange Commission had communications regarding SOP 04-2 and the income statement presentation of timeshare note securitizations gains. As a result of those communications, we reclassified in our 2006 third quarter, in our Consolidated Statement of Income, Timeshare segment note securitization gains of $40 million recognized in the 2006 second quarter from the “Gains and other income” caption to the “Timeshare sales and services” revenue caption. As a result of the change, “Timeshare sales and services” revenue of $331 million as reported in the 2006 second quarter, now totals $371 million, and “Gains and other income” of $48 million as reported in the 2006 second quarter, now totals $8 million. Including $37 million of Timeshare segment note securitization gains recognized in the 2006 fourth quarter, full-year 2006 note securitization gains totaling $77 million are reflected within our “Timeshare sales and services” revenue caption.

We estimate that, for the 20-year period from 2007 through 2026, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $1.9 billion.

Business Segments

We are a diversified hospitality company with operations in six business segments:

•

North American Full-Service Lodging, which includes the Marriott Hotels & Resorts, JW Marriott Hotels & Resorts, Marriott Conference Centers, Renaissance Hotels & Resorts, and Renaissance ClubSport brands located in the continental United States and Canada;

•

North American Limited-Service Lodging, which includes the Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites and Marriott ExecuStay brands located in the continental United States and Canada;

•

International Lodging, which includes the Marriott Hotels & Resorts, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Courtyard, Fairfield Inn, Residence Inn, Ramada International and Marriott Executive Apartments brands located outside the continental United States and Canada;

•	Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts brands worldwide;

•

Timeshare, which includes the development, marketing, operation and sale of timeshare, fractional and whole ownership properties under the Marriott Vacation Club, The Ritz-Carlton Club, Grand Residences by Marriott and Horizons by Marriott Vacation Club brands worldwide; and

•	Synthetic Fuel, which includes our interest in the operation of coal-based synthetic fuel production facilities.

In 2006, the company analyzed its internal reporting process and implemented changes in the fourth quarter that were designed to improve efficiency. As part of this process, we evaluated the impact on segment reporting and made certain changes that were in accordance with U.S. generally accepted accounting principles. These reporting changes are in conformity with the requirements of FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“FAS No. 131”) and will better enable investors to view the Company the way management views it. Accordingly, we now report six operating segments as compared to five before the change and indirect administrative expenses are no longer allocated to our segments. Senior management allocates resources and assesses performance based on the six operating segments. The revised segment reporting is reflected throughout this report for all periods presented. Historical figures are presented in a manner that is consistent with the revised segment reporting.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense or indirect general, administrative and other expenses. With the exception of the Synthetic Fuel segment, we do not allocate income taxes or interest income to our segments. As note sales are an integral part of the Timeshare segment, we include note sale gains in our Timeshare segment results, and we allocate other gains and losses as well as equity earnings or losses from our joint ventures and divisional general, administrative and other expenses to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

We have aggregated the brands presented within our North American Full-Service, North American Limited-Service, International and Luxury segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment and our organizational structure and management reporting structure.

At year-end 2006, we operated or franchised the following properties by segment (excluding 2,046 corporate housing rental units):

	Total Lodging Products
Segment/Brand (1)	Properties	Rooms
North American Full-Service Lodging Segment
Marriott Hotels & Resorts	320	126,494
Marriott Conference Centers	13	3,476
JW Marriott Hotels & Resorts	14	7,563
Renaissance Hotels & Resorts	67	25,882
Renaissance ClubSport	1	175

	415	163,590

North American Limited-Service Lodging Segment
Courtyard	665	93,948
Fairfield Inn	517	46,486
SpringHill Suites	153	17,808
Residence Inn	510	61,210
TownePlace Suites	123	12,368

	1,968	231,820

International Lodging Segment
Marriott Hotels & Resorts	150	41,889
JW Marriott Hotels & Resorts	22	7,982
Renaissance Hotels & Resorts	68	22,169
Courtyard	68	11,578
Fairfield Inn	1	103
Residence Inn	1	76
Marriott Executive Apartments	18	3,027
Ramada International	2	332

	330	87,156

Luxury Lodging Segment
The Ritz-Carlton-North America	34	11,068
The Ritz-Carlton-International	26	8,338
Bulgari Hotels & Resorts-International	2	117

	62	19,523

Timeshare Segment (2)
Marriott Vacation Club	45	10,512
The Ritz-Carlton Club	7	546
Grand Residences by Marriott	3	313
Horizons by Marriott Vacation Club	2	372

	57	11,743

Total	2,832	513,832

(1)	North America includes brands located in the continental United States and Canada. International includes brands located outside the United States and Canada.
(2)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

Revenues

($ in millions)

	2006	2005	2004
North American Full-Service Segment	$5,196	$5,116	$4,691
North American Limited-Service Segment	2,060	1,886	1,673
International Segment	1,411	1,017	604
Luxury Segment	1,423	1,333	1,263
Timeshare Segment	1,840	1,721	1,502

Total Lodging	11,930	11,073	9,733
Other unallocated corporate	65	56	45
Synthetic Fuel Segment (after-tax)	165	421	321

	$12,160	$11,550	$10,099

Income from Continuing Operations

($ in millions)

	2006	2005	2004
North American Full-Service Segment	$455	$349	$337
North American Limited-Service Segment	380	303	233
International Segment	237	133	109
Luxury Segment	63	45	35
Timeshare Segment	280	271	203

Total Lodging financial results	1,415	1,101	917
Other unallocated corporate	(251)	(219)	(220)
Synthetic Fuel Segment (after-tax)	5	125	107
Interest income, provision for loan losses and interest expense (excluding the Synthetic Fuel Segment)	(72)	(55)	55
Income taxes (excluding the Synthetic Fuel Segment)	(380)	(284)	(265)

	$717	$668	$594

Equity in Earnings (Losses) of Equity Method Investees ($ in millions)
	2006	2005	2004
North American Full-Service Segment	$2	$21	$8
North American Limited-Service Segment	—	(6)	(17)
International Segment	—	20	5
Luxury Segment	(2)	(1)	(3)
Timeshare Segment	(2)	1	(7)

Total Lodging	(2)	35	(14)
Other unallocated corporate	5	1	—
Synthetic Fuel Segment	—	—	(28)

	$3	$36	$(42)

Marriott Lodging

Lodging includes our North American Full-Service, North American Limited-Service, International, Luxury and Timeshare segments. We consider Lodging revenues and Lodging financial results to be meaningful indicators of our performance because they measure our growth in profitability as a lodging company and enable investors to compare the sales and results of our lodging operations to those of other lodging companies.

2006 Compared to 2005

We added 136 properties (23,466 rooms) and 45 properties (8,616 rooms) left the system in 2006. Most of the properties that left the system were limited-service properties.

Lodging financial results increased $314 million to $1,415 million in 2006 from $1,101 million in 2005, and revenues increased $857 million to $11,930 million in 2006, an 8 percent increase from revenues of $11,073 million in 2005. The results as compared to the prior year reflect a $197 million (19 percent) increase in combined base, franchise and incentive fees from $1,027 million in 2005 to $1,224 million in 2006, $124 million of lower general, administrative and other expenses, $8 million of higher owned, leased, corporate housing and other revenue net of direct expenses and $98 million of higher timeshare sales and services revenue net of direct expenses, partially offset by $78 million of lower gains and other income and a $37 million decline in earnings associated with equity investments. Higher RevPAR for comparable rooms, resulting from both domestic and international rate increases, higher property-level food and beverage and other revenue, and new unit growth drove the increase in base and franchise fees. In 2006, we recognized $5 million of base management fees that were calculated based on prior period results, but not earned and due until 2006. Incentive management fees increased $80 million (40 percent) during 2006, reflecting the impact of strong room rate improvement and property-level margin improvements. Incentive fees include $10 million and $14 million for 2006 and 2005, respectively, that were calculated based on prior period earnings, but not earned and due until the periods in which they were recognized. In 2006, 62 percent of our managed properties paid incentive fees to us versus 51 percent in 2005.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased and managed properties, for comparable North American properties increased 9.1 percent over 2005, and RevPAR for our comparable North American company-operated properties increased 8.9 percent. North American company-operated house profit margins improved 240 basis points versus 2005. Systemwide RevPAR for comparable international properties, increased 10.5 percent and RevPAR for comparable international company-operated properties increased 11.1 percent. Worldwide RevPAR for comparable systemwide properties increased 9.4 percent while worldwide RevPAR for comparable company-operated properties increased 9.5 percent. In addition, worldwide comparable company-operated house profit margins increased 230 basis points.

2005 Compared to 2004

We added 134 properties (21,611 rooms) and 25 properties (4,755 rooms) left the system in 2005. Most of the properties that left the system were Fairfield Inn properties.

Lodging financial results increased $184 million to $1,101 million in 2005 from $917 million in 2004, and revenues increased $1,340 million to $11,073 million in 2005, a 14 percent increase from revenues of $9,733 million in 2004. The results as compared to the prior year reflect a $154 million (18 percent) increase in base, franchise and incentive fees from $873 million in 2004 to $1,027 million in 2005, $54 million of higher owned, lease and other revenue net of expenses, an increase of $51 million in timeshare sales and services revenue net of expenses, $49 million of increased equity results, and increased gains and other income of $12 million, partially offset by $134 million of higher general, administrative and other expenses. The increase in base and franchise fees was driven by higher RevPAR for comparable rooms, primarily resulting from both domestic and international rate increases and new unit growth. Incentive management fees increased $59 million (42 percent) in 2005 versus the prior year, reflecting the impact of increased travel worldwide, driving strong property-level profits. The increase also reflects recognition in 2005 of $14 million of incentive fees that were calculated based on prior period results, but not earned and due until 2005. In 2005, 51 percent of our managed properties paid incentive fees to us versus 32 percent in 2004.

Systemwide RevPAR for comparable North American properties increased 9.5 percent, and RevPAR for our comparable North American company-operated properties increased 9.8 percent. Systemwide RevPAR for comparable international properties, increased 11.9 percent and RevPAR for comparable international company-operated properties increased 11.3 percent. Worldwide RevPAR for comparable company-operated properties increased 10.1 percent while worldwide RevPAR for comparable systemwide properties increased 9.9 percent. In addition, worldwide comparable company-operated house profit margins increased 180 basis points.

Lodging Development

We opened 136 properties totaling 23,466 rooms, across our brands in 2006, and 45 properties (8,616 rooms) left the system. Highlights of the year included:

•	We converted 30 properties (6,869 rooms), or 29 percent of our gross room additions for the year, from other brands, and 27 percent of the rooms were located in international markets;

•	We opened over 28 percent of the new rooms outside the United States;

•	We added 91 properties (11,281 rooms) to our Limited-Service brands; and

•	We opened our second Bulgari Hotels & Resorts brand property in Bali, Indonesia in September 2006.

We currently have approximately 100,000 rooms under construction, awaiting conversion, or approved for development in our pipeline, and we expect to add approximately 30,000 hotel rooms and timeshare units to our system in 2007. We believe that we have access to sufficient financial resources to finance our growth, as well as to support our ongoing operations and meet debt service and other cash requirements. Nonetheless, our ability to sell properties that we develop and the ability of hotel developers to build or acquire new Marriott-branded properties, both of which are important parts of our growth plan, depend in part on capital access, availability and cost for other hotel developers and third-party owners. These growth plans are subject to numerous risks and uncertainties, many of which are outside of our control. See the “Forward-Looking Statements” and “Risks and Uncertainties” captions earlier in this report and the “Liquidity and Capital Resources” caption later in this report.

RevPAR

The following tables show occupancy, average daily rate and RevPAR for comparable properties, for each of the brands in our North American Full-Service and North American Limited-Service segments, for our International segment by region and the principal brand in our Luxury Segment, The Ritz-Carlton. We have not presented statistics for company-operated Fairfield Inn properties in these tables because we operate only a limited number of properties, as the brand is predominantly franchised and such information would not be meaningful (identified as “nm” in the tables that follow). Systemwide statistics include data from our franchised properties, in addition to our owned, leased and managed properties.

The occupancy, average daily rate and RevPAR statistics used throughout this report for 2006 include the period from December 31, 2005 through December 29, 2006, the statistics for 2005 include the period from January 1, 2005 through December 30, 2005, and the statistics for 2004 include the period from January 3, 2004 through December 31, 2004 (except in each case, for The Ritz-Carlton brand properties and properties located outside of the United States and Canada, which for them includes the period from January 1 through December 31 for each year).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	2006	Change vs. 2005		2006	Change vs. 2005
Marriott Hotels & Resorts (2)
Occupancy	72.3%	-0.6	% pts.	70.9%	0.2	% pts.
Average Daily Rate	$168.11	9.1%		$154.37	8.3%
RevPAR	$121.58	8.3%		$109.48	8.6%
Renaissance Hotels & Resorts
Occupancy	72.8%	0.6	% pts.	72.2%	1.1	% pts.
Average Daily Rate	$162.96	8.7%		$151.91	8.4%
RevPAR	$118.57	9.6%		$109.75	10.0%

Composite North American Full-Service (3)
Occupancy	72.4%	-0.4	% pts.	71.1%	0.3	% pts.
Average Daily Rate	$167.27	9.0%		$153.99	8.3%
RevPAR	$121.10	8.5%		$109.52	8.9%
The Ritz-Carlton North America
Occupancy	72.9%	2.1	% pts.	72.9%	2.1	% pts.
Average Daily Rate	$307.20	7.1%		$307.20	7.1%
RevPAR	$223.88	10.3%		$223.88	10.3%

Composite North American Full-Service and Luxury (4)
Occupancy	72.4%	-0.1	% pts.	71.2%	0.5	% pts.
Average Daily Rate	$180.17	8.9%		$163.03	8.3%
RevPAR	$130.52	8.7%		$116.11	9.0%
Residence Inn
Occupancy	78.3%	-1.8	% pts.	79.2%	-0.5	% pts.
Average Daily Rate	$117.99	9.2%		$113.85	8.2%
RevPAR	$92.35	6.8%		$90.15	7.6%
Courtyard
Occupancy	70.9%	-0.4	% pts.	72.5%	0.1	% pts.
Average Daily Rate	$119.30	10.9%		$116.67	9.5%
RevPAR	$84.62	10.3%		$84.57	9.7%
Fairfield Inn
Occupancy	nm	nm		70.7%	1.0	% pts.
Average Daily Rate	nm	nm		$82.05	9.1%
RevPAR	nm	nm		$58.01	10.6%
TownePlace Suites
Occupancy	75.3%	-0.3	% pts.	75.7%	-0.2	% pts.
Average Daily Rate	$78.68	10.9%		$79.69	10.2%
RevPAR	$59.28	10.4%		$60.35	9.9%
SpringHill Suites
Occupancy	72.3%	-2.0	% pts.	74.1%	0.2	% pts.
Average Daily Rate	$102.86	10.7%		$98.76	9.8%
RevPAR	$74.42	7.8%		$73.16	10.0%

Composite North American Limited-Service (5)
Occupancy	73.3%	-0.8	% pts.	74.2%	0.1	% pts.
Average Daily Rate	$115.24	10.4%		$105.65	9.0%
RevPAR	$84.41	9.1%		$78.34	9.2%

Composite North American (6)
Occupancy	72.8%	-0.4	% pts.	73.0%	0.3	% pts.
Average Daily Rate	$152.14	9.5%		$128.07	8.7%
RevPAR	$110.74	8.9%		$93.47	9.1%

(1)

Statistics are for the fifty-two weeks ended December 29, 2006, and December 30, 2005, except for The Ritz-Carlton brand for which the statistics are for the twelve months ended December 31, 2006 and December 31, 2005. For properties located in Canada the comparison to 2005 is on a constant dollar basis.

(2)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.
(3)	Composite North American Full-Service statistics include properties located in the continental United States and Canada for the Marriott Hotels & Resorts and Renaissance Hotels & Resorts brands.
(4)	Composite North American Full-Service and Luxury includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.
(5)

Composite North American Limited-Service statistics include properties located in the continental United States and Canada for the Courtyard, SpringHill Suites, Fairfield Inn, Residence Inn and TownePlace Suites brands.

(6)

Composite North American statistics include properties located in the continental United States and Canada for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2006	Change vs. 2005		2006	Change vs. 2005
Caribbean and Latin America (2)
Occupancy	74.9%	1.5	% pts.	73.0%	0.5	% pts.
Average Daily Rate	$159.93	9.7%		$150.93	9.2%
RevPAR	$119.81	12.0%		$110.11	9.9%

Continental Europe (2)
Occupancy	72.6%	2.0	% pts.	70.7%	1.9	% pts.
Average Daily Rate	$147.28	6.6%		$150.58	7.2%
RevPAR	$106.95	9.6%		$106.53	10.2%

United Kingdom (2)
Occupancy	79.6%	3.5	% pts.	75.1%	3.1	% pts.
Average Daily Rate	$225.38	9.5%		$204.99	8.6%
RevPAR	$179.44	14.6%		$153.94	13.3%

Middle East and Africa (2)
Occupancy	68.9%	-0.3	% pts.	69.0%	-0.7	% pts.
Average Daily Rate	$143.12	11.0%		$134.95	11.5%
RevPAR	$98.58	10.5%		$93.05	10.3%

Asia Pacific (2), (3)
Occupancy	75.8%	1.0	% pts.	76.2%	0.9	% pts.
Average Daily Rate	$127.09	11.3%		$129.26	9.8%
RevPAR	$96.28	12.7%		$98.46	11.2%

Regional Composite (4), (5)
Occupancy	74.6%	1.3	% pts.	73.6%	1.1	% pts.
Average Daily Rate	$148.13	9.5%		$147.12	9.0%
RevPAR	$110.53	11.4%		$108.32	10.7%

The Ritz-Carlton International
Occupancy	71.7%	-0.1	% pts.	71.7%	-0.1	% pts.
Average Daily Rate	$241.90	9.2%		$241.90	9.2%
RevPAR	$173.35	9.1%		$173.55	9.1%

Total International (6)
Occupancy	74.4%	1.2	% pts.	73.5%	1.0	% pts.
Average Daily Rate	$153.99	9.4%		$152.02	9.0%
RevPAR	$114.61	11.1%		$111.78	10.5%

(1)

Financial results for all properties are reported on a period-end basis, while statistics for properties located outside the continental United States and Canada are reported on a month-end basis. The statistics are for January through December. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2005 is on a constant dollar basis.

(2)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and Courtyard brands located outside of the United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard brands.
(6)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2006	Change vs. 2005		2006	Change vs. 2005
Composite Luxury (2)
Occupancy	72.5%	1.4	% pts.	72.5%	1.4	% pts.
Average Daily Rate	$289.50	7.5%		$289.50	7.5%
RevPAR	$209.88	9.7%		$209.88	9.7%

Total Worldwide (3)
Occupancy	73.2%	—	% pts.	73.1%	0.4	% pts.
Average Daily Rate	$152.63	9.5%		$131.92	8.8%
RevPAR	$111.75	9.5%		$96.39	9.4%

(1)

Financial results for all properties are reported on a period-end basis, while statistics for properties located outside the continental United States and Canada are reported on a month-end basis. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2005 is on a constant dollar basis.

(2)	Composite Luxury includes worldwide properties for The Ritz-Carlton and Bulgari Hotels & Resorts brands.
(3)

Total Worldwide statistics include all properties worldwide for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton brand) represent the fifty-two weeks ended December 29, 2006, and December 30, 2005. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the twelve months ended December 31, 2006 and December 31, 2005.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	2005	Change vs. 2004		2005	Change vs. 2004
Marriott Hotels & Resorts (2)
Occupancy	73.2%	1.1	% pts.	71.0%	1.2	% pts.
Average Daily Rate	$154.84	7.5%		$144.03	6.9%
RevPAR	$113.31	9.0%		$102.21	8.7%

Renaissance Hotels & Resorts
Occupancy	72.1%	3.1	% pts.	71.3%	2.6	% pts.
Average Daily Rate	$149.90	7.8%		$140.89	8.3%
RevPAR	$108.01	12.5%		$100.45	12.4%

Composite North American Full-Service (3)
Occupancy	73.0%	1.4	% pts.	71.0%	1.4	% pts.
Average Daily Rate	$154.00	7.5%		$143.53	7.1%
RevPAR	$112.41	9.6%		$101.93	9.2%

The Ritz-Carlton North America
Occupancy	71.0%	1.9	% pts.	71.0%	1.9	% pts.
Average Daily Rate	$287.99	9.2%		$287.99	9.2%
RevPAR	$204.45	12.2%		$204.45	12.2%

Composite North American Full-Service and Luxury(4)
Occupancy	72.8%	1.4	% pts.	71.0%	1.4	% pts.
Average Daily Rate	$166.58	7.8%		$152.81	7.3%
RevPAR	$121.27	10.0%		$108.51	9.6%

Residence Inn
Occupancy	80.0%	1.0	% pts.	79.5%	1.1	% pts.
Average Daily Rate	$108.09	7.3%		$104.99	6.7%
RevPAR	$86.46	8.6%		$83.47	8.1%

Courtyard
Occupancy	70.7%	-0.2	% pts.	72.2%	0.6	% pts.
Average Daily Rate	$106.50	9.4%		$105.72	7.9%
RevPAR	$75.32	9.1%		$76.31	8.9%

Fairfield Inn
Occupancy	nm	nm		69.5%	2.3	% pts.
Average Daily Rate	nm	nm		$74.47	8.1%
RevPAR	nm	nm		$51.76	11.7%

TownePlace Suites
Occupancy	75.4%	1.1	% pts.	75.8%	1.1	% pts.
Average Daily Rate	$70.52	7.4%		$72.11	9.3%
RevPAR	$53.18	9.1%		$54.62	10.8%

SpringHill Suites
Occupancy	74.9%	3.4	% pts.	74.0%	2.9	% pts.
Average Daily Rate	$93.89	11.0%		$90.43	9.1%
RevPAR	$70.36	16.3%		$66.88	13.5%

Composite North American Limited-Service (5)
Occupancy	73.8%	0.5	% pts.	73.8%	1.3	% pts.
Average Daily Rate	$103.70	8.7%		$96.11	7.6%
RevPAR	$76.49	9.4%		$70.97	9.5%

Composite North American (6)
Occupancy	73.2%	1.4	% pts.	72.7%	1.3	% pts.
Average Daily Rate	$141.14	8.2%		$119.12	7.5%
RevPAR	$103.29	9.8%		$86.56	9.5%

(1)

Statistics are for the fifty-two weeks ended December 30, 2005, and December 31, 2004, except for The Ritz-Carlton brand for which the statistics are for the twelve months ended December 31, 2005 and December 31, 2004. For properties located in Canada the comparison to 2004 is on a constant dollar basis.

(2)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.
(3)	Composite North American Full-Service statistics include properties located in the continental United States and Canada for the Marriott Hotels & Resorts and Renaissance Hotels & Resorts brands.
(4)	Composite North American Full-Service and Luxury includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton brands.
(5)

Composite North American Limited-Service statistics include properties located in the United States and Canada for the Courtyard, SpringHill Suites, Fairfield Inn, Residence Inn and TownePlace Suites brands.

(6)

Composite North American statistics include properties located in the continental United States and Canada for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2005	Change vs. 2004		2005	Change vs. 2004
Caribbean and Latin America (2)
Occupancy	73.6%	3.9	% pts.	73.0%	4.6	% pts.
Average Daily Rate	$145.78	6.3%		$138.31	5.9%
RevPAR	$107.24	12.1%		$101.02	13.1%

Continental Europe (2)
Occupancy	70.5%	0.5	% pts.	68.6%	1.0	% pts.
Average Daily Rate	$137.09	2.4%		$138.63	4.3%
RevPAR	$96.69	3.1%		$95.10	5.9%

United Kingdom (2)
Occupancy	76.9%	0.1	% pts.	74.0%	-1.1	% pts.
Average Daily Rate	$182.61	4.8%		$162.96	4.6%
RevPAR	$140.49	4.8%		$120.53	3.1%

Middle East and Africa (2)
Occupancy	73.2%	4.0	% pts.	71.7%	4.5	% pts.
Average Daily Rate	$116.07	22.5%		$114.45	21.2%
RevPAR	$84.96	29.5%		$82.10	29.3%

Asia Pacific (2), (3)
Occupancy	75.8%	0.8	% pts.	76.5%	1.5	% pts.
Average Daily Rate	$114.34	12.0%		$118.63	12.5%
RevPAR	$86.63	13.1%		$90.79	14.7%

Regional Composite (4), (5)
Occupancy	74.2%	1.4	% pts.	73.3%	1.7	% pts.
Average Daily Rate	$133.14	8.1%		$132.97	8.7%
RevPAR	$98.76	10.2%		$97.51	11.3%

The Ritz-Carlton International
Occupancy	71.6%	3.4	% pts.	71.6%	3.4	% pts.
Average Daily Rate	$200.08	12.7%		$200.08	12.7%
RevPAR	$143.30	18.3%		$143.30	18.3%

Total International (6)
Occupancy	73.6%	1.6	% pts.	73.0%	1.8	% pts.
Average Daily Rate	$159.30	8.9%		$154.58	9.1%
RevPAR	$117.17	11.3%		$112.79	11.9%

(1)

Financial results for all properties are reported on a period-end basis, while statistics for properties located outside the continental United States and Canada are reported on a month-end basis. The statistics are for January through December. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2004 is on a constant dollar basis.

(2)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts and Courtyard brands located outside of the United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard brands.
(6)	Total International includes Regional Composite statistics for The Ritz-Carlton International brand.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2005	Change vs. 2004		2005	Change vs. 2004
Composite Luxury (2)
Occupancy	71.2%	2.3	% pts.	71.2%	2.3	% pts.
Average Daily Rate	$262.98	9.7%		$262.98	9.7%
RevPAR	$187.16	13.5%		$187.16	13.5%

Total Worldwide (3)
Occupancy	73.4%	1.2	% pts.	72.8%	1.4	% pts.
Average Daily Rate	$140.26	8.3%		$121.94	7.8%
RevPAR	$102.94	10.1%		$88.72	9.9%

(1)

Financial results for all properties are reported on a period-end basis, while statistics for properties located outside the continental United States and Canada are reported on a month-end basis. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2005 is on a constant dollar basis.

(2)	Composite Luxury includes worldwide properties for The Ritz-Carlton brand.
(3)

Total Worldwide statistics include all properties worldwide for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton brand) represent the fifty-two weeks ended December 30, 2005, and December 31, 2004. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the twelve months ended December 31, 2005 and December 31, 2004.

North American Full-Service Lodging includes our Marriott Hotels & Resorts, JW Marriott Hotels & Resorts, Marriott Conference Centers, Renaissance Hotels & Resorts and Renaissance ClubSport brands.

				Annual Change
($ in millions)	2006	2005	2004	2006/2005	2005/2004
Revenues	$5,196	$5,116	$4,691	2%	9%

Segment results	$455	$349	$337	30%	4%

2006 Compared to 2005

In 2006, across our North American Full-Service Lodging segment, we added 15 properties (4,971 rooms) and six properties (1,604 rooms) left the system.

In 2006, RevPAR for comparable company-operated North American full-service properties increased 8.5 percent to $121.10. Occupancy for these properties decreased 0.4 percentage points while average daily rates increased 9.0 percent to $167.27.

Compared to the prior year, our 2006 results reflect a $59 million increase in base management, incentive management and franchise fees. The increase in fees is largely due to stronger RevPAR, driven primarily by rate increases and, to a lesser extent, to higher food and beverage, meeting room rental and other revenue and productivity improvements, all of which favorably impacted property-level house profit margins. The growth in the number of rooms, year-over-year, also contributed to the increase in fees. Incentive fees included $10 million for 2005 that were calculated based on prior period earnings but not earned and due until they were recognized. Similarly, base management fees for 2006 included $4 million of fees that were calculated based on prior period results, but not earned and due until 2006. Owned, leased and other revenue net of direct expenses decreased $8 million primarily as a result of properties sold in 2006 and the receipt in 2005 of a $10 million termination fee associated with one property, partially offset by the receipt in 2006 of $10 million in termination fees.

General, administrative and other expenses decreased $69 million as a result of, among other things, a $60 million charge in 2005, associated with the CTF transaction, more fully discussed in the previous “Operating Income” discussion, as well as expenses of $14 million in 2005, related to our bedding incentive program, partially offset by increased expenses in 2006 reflecting costs related to unit growth and development, systems improvements and increases in ordinary costs such as wages and benefits. In 2005, general, administrative and other expenses included $3 million of performance cure payments associated with one property. In 2006, general, administrative and other expenses included a $5 million performance cure payment.

Gains and other income was $3 million higher than the prior year and reflected the redemption of preferred stock in a cost method investee that generated income of $25 million in 2006 and $15 million of higher net gains and other income in 2006 reflecting gains in 2006 associated with the sale of joint venture investments and real estate that were partially offset by lower gains in 2006 associated with the sale or repayment before maturity of loans receivable associated with several properties. Gains and other income for 2006 reflected a $37 million non-cash charge to adjust the carrying amount to net realizable value associated with land we own and lease, as further described in the “Expected Land Sale” caption later in this report. Equity results decreased by $19 million versus the prior year and reflected the recognition in 2005 of $16 million in equity earnings from two joint ventures as a result of the ventures’ sale of hotels and our sale of some joint venture investments in 2005 and 2006, offset to some extent by improved equity joint venture results reflecting the stronger demand environment.

2005 Compared to 2004

In 2005, across our North American Full-Service Lodging segment, we added 20 properties (6,141 rooms) and five properties (1,995 rooms) left the system.

In 2005, RevPAR for comparable company-operated North American full-service properties increased 9.6 percent to $112.41. Occupancy for these properties increased 1.4 percentage points while average daily rates increased 7.5 percent to $154.00.

Compared to the prior year, our 2005 segment results reflect a $58 million increase in base management, incentive management and franchise fees and $35 million of increased owned, leased and other revenue net of direct expenses. The increase in fees is largely due to stronger RevPAR, driven primarily by rate increases that favorably impact property-level house profits, the growth in the number of rooms and the recognition in 2005 of $10 million of incentive fees that were calculated based on prior period earnings but not earned and due until 2005. The increase in owned, leased, and other revenue net of direct expenses is primarily attributable to properties acquired in 2005, many of which were sold throughout 2006 as expected, including the CTF properties. In addition, owned, leased and other revenue in 2005 reflected our receipt of a $10 million termination fee associated with one property that left our system.

Somewhat offsetting the net favorable variances were $78 million of higher general, administrative and other expenses. As noted in the preceding “Operating Income” discussion, during 2005 we recorded a $60 million pre-tax charge, primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of CTF management agreements, and we incurred expenses of $14 million related to our bedding incentive program, both of which impacted our general, administrative and other expenses. In 2005, we also recorded performance termination cure payments of $3 million associated with one property, which impacted general, administrative and other expenses. In addition, in 2005 there were increased overhead costs associated with unit growth and development.

Further impacting segment results, gains and other income was $15 million lower than the prior year, while equity results increased by $13 million versus the prior year. The decrease in gains and other income is primarily attributable to the $13 million gain in 2004 associated with the sale of our interest in the Two Flags Joint Venture. The increase in equity results is primarily attributable to several joint ventures that had significant asset sales in 2005 generating gains, and to a lesser extent, the favorable variance is also a result of a stronger demand environment and the mix of investments.

North American Limited-Service Lodging includes our Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay brands.

				Annual Change
($ in millions)	2006	2005	2004	2006/2005	2005/2004
Revenues	$2,060	$1,886	$1,673	9%	13%

Segment results	$380	$303	$233	25%	30%

2006 Compared to 2005

Across our North American Limited-Service Lodging segment, we added 91 properties (11,329 rooms) and 28 properties (3,647 rooms) left the system in 2006. The properties that left the system were primarily associated with our Fairfield Inn brand.

In 2006, RevPAR for comparable company-operated North American limited-service properties increased 9.1 percent to $84.41. Occupancy for these properties decreased 0.8 percentage points to 73.3 percent, while average daily rates increased 10.4 percent to $115.24.

The $77 million increase in segment results for 2006 primarily reflects a $77 million increase in base management, incentive management and franchise fees, $27 million of lower general, administrative and other expenses and $6 million of increased equity results, partially offset by $14 million of lower owned, leased and other revenue net of direct expenses and $19 million of lower gains and other income. The increase in fees is largely due to higher RevPAR, driven by rate increases, which impacted property-level house profits and, to a lesser extent, to 2006 productivity improvements and the growth in the number of rooms. Stronger performance at our renovated Courtyard properties, versus nonrenovated properties, is also contributing to the increase in segment results over the prior year. The decrease in owned, leased and other revenue net of direct expenses reflects lower lease revenue as a result of our sale, late in 2005, of a portfolio of land underlying 75 Courtyard hotels, partially offset by improved owned and leased results in 2006 reflecting stronger demand. The decrease in general, administrative and other expenses of $27 million is attributable to the recognition of expenses in 2005 totaling $11 million associated with our bedding incentive program, a $6 million litigation charge and a $3 million guarantee charge. Improved equity results in 2006 versus 2005 reflect the impact of a stronger demand environment in 2006, new joint ventures and the impact of owning a 50 percent interest in the Courtyard Joint Venture through the first quarter of 2005 versus owning a 21 percent interest thereafter. Gains and other income decreased $19 million in 2006 as a result of the 2005 sale of a portfolio of land that generated gains and other income of $17 million, a $10 million gain in 2005 associated with the repayment, before maturity, to us of the loan we made to the Courtyard Joint Venture, partially offset by higher other real estate and other gains of $4 million in 2006 and increased income of $4 million in 2006 associated with cost method joint ventures.

2005 Compared to 2004

Across our North American Limited-Service Lodging segment, we added 94 properties (11,170 rooms) and 18 properties (2,309 rooms) left the system in 2005. The properties that left the system were primarily associated with our Fairfield Inn brand.

In 2005, RevPAR for comparable company-operated North American limited-service properties increased 9.4 percent to $76.49. Occupancy for these properties increased 0.5 percentage points to 73.8 percent, while average daily rates increased 8.7 percent to $103.70.

The increase in revenues for 2005 over the prior year reflects stronger RevPAR, driven by occupancy and rate increases and the growth in the number of rooms. The $70 million increase in segment results versus the prior year reflects a $57 million increase in base management, incentive management and franchise fees, $8 million of lower owned, leased and other revenue net of direct expenses, $3 million of higher gains and other income, an $11 million increase in equity results, and $7 million of lower general, administrative and other expenses. General, administrative and other expenses in 2005 included $11 million of expenses associated with our bedding incentive program. In 2004 we wrote off deferred contract acquisition costs, impacting general, administrative and other expenses, totaling $13 million. The 2005 increase in gains and other income is primarily a result of the 2005 sale of a portfolio of land underlying 75 Courtyard hotels, which generated gains and other income of $17 million, a $10 million gain in 2005 associated with the repayment, before maturity, to us of the loan we made to the Courtyard Joint Venture and increased income of $4 million in 2005 associated with cost method joint ventures, partially offset by $27 million of gains in 2004 primarily associated with land sales. The decline in owned, leased, corporate housing and other revenue net of direct expenses is primarily attributable to our ExecuStay brand’s shift to franchising. Improved equity results primarily reflect the impact of owning a 50 percent interest in the Courtyard Joint Venture through the 2005 first quarter versus owning a 21 percent interest thereafter. Stronger performance at our reinvented Courtyard properties, versus non-reinvented properties, is also contributing to the increase in revenue and segment results from the prior year. For additional information related to the Courtyard Joint Venture, see the “Courtyard Joint Venture” caption in “Liquidity and Capital Resources” later in this report.

International Lodging includes our International Marriott Hotels & Resorts, International JW Marriott Hotels & Resorts, International Renaissance Hotels & Resorts, International Courtyard, International Fairfield Inn, International Residence Inn, Ramada International, and Marriott Executive Apartments brands.

				Annual Change
($ in millions)	2006	2005	2004	2006/2005	2005/2004
Revenues	$1,411	$1,017	$604	39%	68%

Segment results	$237	$133	$109	78%	22%

2006 Compared to 2005

Across our International Lodging segment, we added 22 properties (5,242 rooms) and 10 properties (3,136 rooms) left the system in 2006.

In 2006, RevPAR for comparable company-operated international properties increased 11.1 percent to $114.61. Occupancy for these properties increased 1.2 percentage points to 74.4 percent, while average daily rates increased 9.4 percent to $153.99. Results for our international operations were strong across most regions. China, Mexico, Australia, Germany, France, the United Kingdom and certain Middle Eastern countries all had strong RevPAR increases.

The $104 million increase in segment results for 2006 primarily reflects a $43 million increase in base management, incentive management and franchise fees, $37 million of lower general, administrative and other expenses, $29 million of increased owned, leased, corporate housing and other revenue net of expenses, and a $15 million increase in gains and other income, partially offset by $20 million of lower equity results. Incentive fees included $10 million and $4 million for 2006 and 2005, respectively, that were calculated based on prior period earnings, but not earned and due until the periods they were recognized. The increase in fees is largely due to higher RevPAR, driven by rate increases, which impacted property-level house profits and, to a lesser extent, to productivity improvements and the growth in the number of rooms. Equity results decreased $20 million in 2006 versus 2005 and reflected the recognition in 2005 of $14 million in equity earnings from a joint venture as a result of the venture’s sale of a hotel and $4 million of increased equity losses in 2006 associated with one joint venture’s hotel that was closed for renovation. The increase of $29 million in owned, leased and other revenue net of direct expenses reflects $19 million of improved results for owned and leased properties primarily due to the stronger demand environment and an increase of $12 million for termination fees for several properties. The $19 million improvement in owned and lease results also reflects the impact of a $5 million charge in 2006 for depreciation expense associated with one property that was reclassified from “held for sale” to “held and used” as it was not sold within one year of its classification as “held for sale,” as expected.

The $15 million increase in gains and other income is primarily attributable to gains on the sale of various joint ventures throughout 2006, partially offset by lower other income associated with one of the sold cost method joint venture investments. The decrease in general, administrative and other expenses of $37 million is attributable to the recognition of expenses in 2005 totaling $5 million associated with our bedding incentive program as well as a $34 million charge in 2005 associated with the CTF transaction discussed more fully in the previous operating income disclosure. Also impacting general, administrative and other expenses, in 2005 we recorded expenses totaling $6 million associated with two guarantees, and 2006 reflected $7 million of increased expenses related to unit growth and development, systems improvements and increased ordinary costs such as wages and benefits.

2005 Compared to 2004

Across our International Lodging segment, we added 18 properties (3,217 rooms) and three properties (696 rooms) left the system in 2005.

In 2005, RevPAR for comparable company-operated international hotels increased 11.3 percent to $117.17. Occupancy for these hotels increased 1.6 percentage points to 73.6 percent, while average daily rates increased 8.9 percent to $159.30. Financial results for our international operations were strong across most regions. In 2005 we experienced strong demand particularly in China, Mexico, the Caribbean and Egypt. The European markets generally remained less robust.

The increase in revenues for 2005 over the prior year reflects stronger RevPAR, driven by occupancy and rate increases and the growth in the number of rooms across our international brands. The $24 million increase in segment results versus the prior year reflects a $26 million increase in base management, incentive management and franchise fees, a $25 million increase in owned, leased and other revenue net of expenses, and a $15 million increase in equity results, partially offset by a $46 million increase in general, administrative and other expenses. Incentive fees for 2005 include the recognition of $4 million of incentive fees that were calculated based on prior period earnings but not earned and due until 2005. Owned, leased and other revenue net of expenses increased $25 million reflecting properties acquired in 2005 as well as the impact of the stronger demand environment in 2005. Gains and other income increased $5 million in 2005 versus the prior year primarily reflecting increased cost method joint venture income associated with one new investment. Equity results increased $15 million and primarily reflect a joint venture with significant asset sale activity in 2005 that increased the profitability of the joint venture. In addition, equity results were impacted by the more favorable demand environment in 2005 versus the prior year as well as the mix of investments. General, administrative and other expenses increased $46 million in 2005 and included a $34 million pre-tax charge primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of CTF Management Agreements and $5 million of higher expenses associated with our bedding incentive program. Furthermore, in 2005 we also recorded charges totaling $6 million associated with two guarantees, which impacted general, administrative and other expenses.

Luxury Lodging includes our The Ritz-Carlton and Bulgari Hotels & Resorts brands.

				Annual Change
($ in millions)	2006	2005	2004	2006/2005	2005/2004
Revenues	$1,423	$1,333	$1,263	7%	6%

Segment results	$63	$45	$35	40%	29%

2006 Compared to 2005

Across our Luxury Lodging segment, we added three properties (424 rooms) and one property (229 rooms) left the system in 2006.

In 2006, RevPAR for comparable company-operated luxury properties increased 9.7 percent to $209.88. Occupancy for these properties increased 1.4 percentage points to 72.5 percent, while average daily rates increased 7.5 percent to $289.50.

The $18 million increase in segment results for 2006 primarily reflects a $16 million increase in base management and incentive management fees, $7 million of lower general, administrative and other expenses and $1 million of higher owned, leased and other revenue net of direct expenses, partially offset by $5 million of lower gains and other income. The increase in fees is largely due to higher RevPAR, driven by rate increases, which impacted property-level house profits and, to a lesser extent, to productivity improvements and the growth in the number of rooms. The decrease in general, administrative and other expenses of $7 million is attributable to a 2005 performance termination cure payment of $12 million associated with one property, partially offset by a $5 million increase in expenses in 2006 reflecting costs related to unit growth and development and an increase in ordinary costs such as wages and benefits. Gains and other income decreased $5 million in 2006 as a result of a $9 million gain in 2005 associated with the repayment before maturity of a note receivable associated with one property, partially offset by gains totaling $3 million associated with the 2006 sale of a preferred interest in one property.

2005 Compared to 2004

Across our Luxury Lodging segment, we added two properties (699 rooms) in 2005.

In 2005, RevPAR for comparable company-operated luxury properties increased 18.3 percent to $143.30. Occupancy for these properties increased 3.4 percentage points to 71.6 percent, while average daily rates increased 12.7 percent to $200.08.

The increase in revenues for 2005 over the prior year reflects stronger RevPAR, driven by occupancy and rate increases and the growth in the number of rooms. The $10 million increase in segment results versus the prior year reflects a $9 million increase in base management and incentive management fees, a $2 million increase in owned, leased and other revenue net of direct expenses and $13 million of higher gains and other income, partially offset by $16 million of higher general, administrative and other expenses. General, administrative and other expenses in 2005 included a performance termination cure payment of $12 million associated with one property. The 2005 increase in gains and other income versus 2004 is a result of a $9 million gain in 2005 associated with the repayment before maturity of a note receivable associated with one property and other real estate sale gains.

Timeshare includes our Marriott Vacation Club, The Ritz-Carlton Club, Grand Residences by Marriott and Horizons by Marriott Vacation Club brands.

				Annual Change
($ in millions)	2006	2005	2004	2006/2005	2005/2004
Revenues	$1,840	$1,721	$1,502	7%	15%

Segment results	$280	$271	$203	3%	33%

2006 Compared to 2005

Timeshare contract sales, including sales made by our timeshare joint venture projects, which represents sales of timeshare interval, fractional and whole ownership products before adjustment for percentage of completion accounting, increased 17 percent over 2005.

Timeshare segment revenues of $1,840 million and $1,721 million, in 2006 and 2005, respectively, include interval, fractional, and whole ownership sales, base management fees, resort rental fees and cost reimbursements. Timeshare segment revenues also include $41 million and $38 million for 2006 and 2005, respectively, of interest income, recorded in our Consolidated Statement of Income on the “Timeshare sales and services” revenue line, associated with Timeshare segment notes receivable. The $119 million increase in Timeshare segment revenues reflects a $90 million increase in Timeshare sales and services revenue, a $27 million increase in cost reimbursements revenue and $2 million of increased base management fees. The $90 million increase in Timeshare sales and services revenue primarily reflects $77 million of revenue in 2006 from note securitization gains. As detailed earlier in the “Cumulative Effect of Change in Accounting Principle” narrative, note securitization gains of $69 million for 2005 are not reflected in revenue, but instead are a component of gains and other income.

Segment results of $280 million in 2006 increased $9 million over 2005. The $9 million increase includes an increase of $98 million for Timeshare sales and services revenue net of direct expenses and a $2 million increase in base management fees, partially offset by a decline of $72 million in gains and other income, a $16 million increase in general and administrative expenses and $3 million of lower joint venture equity earnings. The increase in Timeshare sales and services revenue net of direct expenses of $98 million largely reflects $77 million of revenue in 2006 from note securitization gains. As noted earlier in the “Revenue” discussion, note securitization gains of $69 million for 2005 are not reflected in revenue, but instead are a component of gains and other income. Also reflected in the $98 million variance, development revenue net of expenses increased $14 million primarily reflecting lower development expenses in 2006 associated with projects in the early stages of development that did not reach revenue recognition thresholds and the timing of expenses associated with SOP 04-2, implemented in 2006. Additionally the $98 million variance reflected a $15 million reversal of marketing related contingency reserves and $12 million of higher financing revenue net of expense, partially offset by $21 million of lower services revenue net of expenses. The $3 million decline in equity income primarily reflects start-up loses associated with several new joint ventures, partially offset by improved performance at other joint ventures. The $72 million decline in gains and other income primarily reflected $69 million of note securitization gains in 2005 versus the recording of note securitization gains in revenue for 2006, while the $16 million increase in general, administrative and other expenses reflected higher program and joint venture development expenses and customary increases in ordinary costs such as wages and benefits.

2005 Compared to 2004

Timeshare segment revenues were $1,721 million and $1,502 million, in 2005 and 2004, respectively. Timeshare segment revenues include $38 million and $23 million for 2005 and 2004, respectively, of interest income, recorded in our Consolidated Statement of Income on the “Timeshare sales and services” revenue line, associated with Timeshare segment notes receivable. Timeshare contract sales were flat as compared to the prior year, reflecting limited available inventory at several projects in 2005 that were approaching sell-out status versus higher contract sales at those projects in the prior year. The favorable segment results compared with 2004 reflect a $51 million increase in timeshare sales and services revenue net of direct expenses, primarily reflecting higher financially reportable development revenue under the percentage of completion accounting, a higher development margin, primarily resulting from the mix of units sold, and higher financing income reflecting a higher average notes receivable portfolio balance in 2005. In addition, compared with 2004, base fees increased $4 million, gains and other income increased $6 million, equity earnings increased $8 million, and general, administrative and other expenses increased $1 million. Improved equity results primarily reflect start-up losses in 2004 versus earnings in 2005 associated with one joint venture, and the increase in gains and other income is attributable to note sales that generated gains of $69 million in 2005 compared to $64 million in 2004. In 2005 we also decided to cease development of one land parcel, and we recorded a $7 million charge in conjunction with the write-off of the previously capitalized costs that impacted our timeshare direct expenses.

Synthetic Fuel

See Footnote No. 2, “Synthetic Fuel,” and Footnote No. 18, “Contingencies,” in this report for additional information regarding the Synthetic Fuel segment.

The tables that follow detail the impact of our Synthetic Fuel segment on our income from continuing operations for 2006, 2005 and 2004. Our management evaluates the figures presented in the “Before Syn. Fuel Impact” columns because management expects the Synthetic Fuel segment will no longer have a material impact on our business after the Internal Revenue Code synthetic fuel tax credit program expires at the end of 2007 and because the presentation reflects the results of our core Lodging operations. Management also believes that these presentations facilitate the comparison of our results with the results of other lodging companies. However, the figures presented in the “Before Syn. Fuel Impact” columns are non-GAAP financial measures, may be calculated and/or presented differently than presentations of other companies, and are not alternatives to operating income, total tax (provision) benefit, income from continuing operations, or any other operating measure prescribed by U.S. generally accepted accounting principles.

2006 Compared to 2005

For 2006, the synthetic fuel operation generated revenue of $165 million versus revenue of $421 million for the prior year, primarily reflecting significantly lower production in 2006 as a result of production suspensions instituted in response to high oil prices. The $76 million operating loss for 2006 includes a $5 million charge reflecting the write-down of assets at the Alabama production facility as the adjacent mine was closed at year-end, and we did not anticipate operating the facility again at this location. Gains and other income (expense) reflects either net earn-out payments received or net earn-out payments made. In 2006, net earn-out payments made totaled $15 million, while in 2005 net earn-out payments received totaled $32 million. Lower minority interest income primarily reflects the redemption, early in 2006, of our partner’s interest in SAFE II. Additionally, lower minority interest income in 2006 also reflects our buy-out in the 2006 fourth quarter of our partner’s interest in SAFE I. Interest costs in 2006 of $4 million reflect the cost of hedges entered into during 2006 in response to high oil prices and the uncertainty surrounding the potential phase-out of tax credits. Income from continuing operations for the Synthetic Fuel segment declined from $125 million in 2005 to $5 million in 2006, primarily as a result of both lower production in 2006 and the estimated 39 percent phase-out of tax credits due to high oil prices in 2006.

The table below details the impact of our Synthetic Fuel segment on our continuing operations for 2006 and 2005.

	2006			2005
($ in millions)	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact
Operating income (loss)	$1,011	$(76)	$1,087	$555	$(144)	$699
Gains and other income (expense)	59	(15)	74	181	32	149
Interest income, provision for loan losses and interest expense	(76)	(4)	(72)	(55)	—	(55)
Equity in earnings (losses)	3	—	3	36	—	36

Income (loss) before income taxes and minority interest	997	(95)	1,092	717	(112)	829

Tax (provision) benefit	(348)	32	(380)	(261)	23	(284)
Tax credits	62	62	—	167	167	—

Total tax (provision) benefit	(286)	94	(380)	(94)	190	(284)

Income from continuing operations before minority interest	711	(1)	712	623	78	545

Minority interest	6	6	—	45	47	(2)

Income from continuing operations	$717	$5	$712	$668	$125	$543

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

The table below details the impact of our Synthetic Fuel segment on our continuing operations for 2005 and 2004.

	2005			2004
($ in millions)	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact
Operating income (loss)	$555	$(144)	$699	$477	$(98)	$575
Gains and other income (expense)	181	32	149	164	28	136
Interest income, provision for loan losses and interest expense	(55)	—	(55)	55	—	55
Equity in earnings (losses)	36	—	36	(42)	(28)	(14)

Income (loss) before income taxes and minority interest	717	(112)	829	654	(98)	752

Tax (provision) benefit	(261)	23	(284)	(244)	21	(265)
Tax credits	167	167	—	144	144	—

Total tax (provision) benefit	(94)	190	(284)	(100)	165	(265)

Income from continuing operations before minority interest	623	78	545	554	67	487

Minority interest	45	47	(2)	40	40	—

Income from continuing operations	$668	$125	$543	$594	$107	$487

New Accounting Standards

FAS No. 123 (revised 2004), “Share-Based Payment”

Under our 2002 Comprehensive Stock and Cash Incentive Plan (“the Comprehensive Plan”), we currently award to participating employees (1) stock options to purchase our Class A Common Stock (“Stock Option Program”), (2) stock appreciation rights for our Class A Common Stock, and (3) restricted stock units of our Class A Common Stock.

As noted in Footnote No. 1, “Basis of Presentation,” under the heading “New Accounting Pronouncements,” we adopted FAS No. 123(R), “Accounting for Stock-Based Compensation,” (“FAS No. 123(R)”) using the modified prospective transition method at the beginning of our 2006 first quarter. In accordance with the modified prospective transition method, we did not restate our Consolidated Financial Statements for prior periods to reflect the impact of FAS No. 123(R). For all share-based awards granted after the date we adopted FAS No. 123(R) and for the unvested portion of previously granted share-based awards that were outstanding on that date, FAS No. 123(R) requires that we measure compensation costs related to our share-based payment transactions at fair value on the grant date and that we recognize those costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. Previously, under FAS No. 123 and APB Opinion No. 25, we accounted for our share-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and recognized share-based compensation expense for all awards except for our Stock Option Program awards. Share-based compensation expense totaled $62 million and $47 million for 2004 and 2005, respectively.

Under FAS No. 123(R), we recorded share-based compensation expense of $108 million in 2006. Deferred compensation costs related to unvested awards totaled $168 million at year-end 2006, and the weighted average period over which the costs are expected to be recognized is two years. Deferred compensation costs related to unvested awards totaled $137 million at year-end 2005.

FAS No. 123(R) requires that share-based compensation expense be recognized over the period from the grant date to the date on which the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). In periods prior to the adoption of FAS No. 123(R), we showed share-based compensation expense in our pro forma disclosure only for option awards to retirement-eligible employees over the awards’ stated vesting period. In periods prior to the adoption of FAS No. 123(R), we recorded share-based compensation expense for our other awards to retirement-eligible employees over the awards’ stated vesting period. With the adoption of FAS No. 123(R), we continue to follow the stated vesting period for the unvested portion of awards granted prior to adoption of FAS No. 123(R) and follow the substantive vesting period for awards granted after the adoption of FAS No. 123(R).

In connection with the adoption of FAS No. 123(R), we reviewed, among other things, our forfeiture and volatility assumptions. Estimated volatilities for 2006 were based on the historical share-price volatility for a period equal to the stock option’s or share appreciation right’s expected lives, ending on the day of grant, and calculated based on weekly data. The weighted average expected stock option or share appreciation right terms for 2006 were a product of the lattice-based binomial valuation model that uses suboptimal exercise factors to calculate the expected terms. In August 2005, the Board of Directors amended the Comprehensive Plan to provide participants the ability, during a limited time frame in 2005, to elect to accelerate the schedule for distribution of certain vested deferred shares. The amendment did not alter the previously established vesting schedule. In 2005, we also changed from using the Black-Scholes option pricing method to estimate the fair value of each stock option or share appreciation right on the grant date, to using the binomial valuation method to improve the estimate of fair value.

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

The adoption of FAS No. 123(R) in 2006 resulted in the recognition of incremental share-based compensation costs in 2006 of $39 million, a reduction in net income of $25 million (net of tax benefits of $14 million) and a reduction of both basic and diluted earnings per share of $0.06. In accordance with FAS No. 123(R), we present the tax benefits resulting from the exercise of share-based awards as financing cash flows. Prior to the adoption of FAS No. 123(R), we reported the tax benefits resulting from the exercise of share-based awards as operating cash flows. The adoption of FAS No. 123(R) resulted in a decrease in 2006 of $193 million in cash flows from operating activities and an increase of $193 million in cash flows from financing activities related to excess tax benefits from share-based awards. The aggregate amount of cash we received from the exercise of stock options granted under share-based payment arrangements was $184 million, $125 million, and $206 million for 2006, 2005 and 2004, respectively.

Under the provisions of FAS No. 123(R), the “Deferred compensation” line on our Consolidated Balance Sheet, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented. Accordingly, the amount that had been on the “Deferred compensation” line at year-end 2005 was reversed in the 2006 first quarter through the “Additional paid-in-capital” line on our Consolidated Balance Sheet.

Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions”

See the “Cumulative Effect of Change in Accounting Principle” section earlier in this report for information regarding the adoption in 2006 of SOP 04-2.

Future Adoption of Accounting Standards

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is our 2007 fiscal year, and its provisions are to be applied to all tax positions upon initial adoption. Upon adoption of FIN 48, only tax positions that meet a “more likely than not” threshold at the effective date may be recognized or continue to be recognized. The cumulative effect of applying FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We are evaluating the impact that FIN 48 will have on our financial statements.

FAS No. 156, “Accounting for Servicing of Financial Assets”

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS No. 156”). FAS No. 156 requires that all separately recognized servicing assets and liabilities are to be initially measured at fair value. It also allows entities to subsequently elect fair value measurement for its servicing assets and liabilities.

This standard is effective for the first fiscal year beginning after September 15, 2006, which is our 2007 fiscal year. We have determined that FAS No. 156 will not have a material impact on our financial statements.

FAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”). This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, which is our 2008 fiscal year. Provisions of FAS No. 157 are required to be applied prospectively as of the beginning of the first fiscal year in which FAS No. 157 is applied. We are evaluating the impact that FAS No. 157 will have on our financial statements.

EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”

In November 2006, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 will require condominium sales to meet the continuing investment criterion in FAS No. 66 in order for profit to be recognized under the percentage-of-completion method. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007, which is our 2008 fiscal year. The cumulative effect of applying EITF 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We are evaluating the impact that EITF 06-8 will have on our financial statements.

Investment in Leveraged Lease

At year-end 2006, we had a $23 million investment in an aircraft leveraged lease with Delta Air Lines, Inc. (“Delta”), which we acquired in 1994. The gross investment is comprised of rentals receivable and the residual value of the aircraft offset by unearned income. On September 14, 2005, Delta filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and informed us that it wished to restructure the lease. As a result, we believe our investment was impaired, and have recorded pre-tax charges of approximately $18 million through 2006.

Expected Land Sale

In 1988, the Company, as landlord, entered into a 59-year ground lease with a lessee for land that was improved with a hotel that is owned by the lessee. The hotel was previously branded a Marriott property; however, currently it is not. The lease contains contractual rental increases over the term of the lease, and annual ground rent on the land currently totals approximately $5 million. The lease also contains a provision that permits the lessee, under certain circumstances, to purchase the land for a fixed price. The Company and the lessee have had various discussions concerning the land as well as the hotel. During the 2006 second quarter, it became probable that none of the proposed transactions were acceptable to both parties, and the lessee indicated its intent to exercise its option to purchase the land. Accordingly, in the 2006 second quarter, we reclassified the land from the “Property and equipment” caption in our Consolidated Balance Sheet to the “Assets held for sale” caption and recorded a $37 million non-cash charge to adjust the carrying amount to net realizable value. Additional amounts may be due us depending on the lessee’s use of the land subsequent to purchase; however, such amounts will only be recorded if and when paid.

Effective Tax Rate

Tax credits contributed by our synthetic fuel operations have significantly reduced our effective tax rate during the last several years. Because that program ends with 2007 synthetic fuel production, our synthetic fuel production facilities will not be able to generate credits in future years. As a result, our future effective tax rate is likely to increase significantly, thereby reducing our after-tax profits.

DISCONTINUED OPERATIONS

Distribution Services

In 2005 and 2004, we had income, net of tax of $1 million and $2 million, respectively, associated with the distribution services business that we exited in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Our Credit Facilities

We are party to a $2.0 billion multicurrency revolving credit agreement that supports our commercial paper program and letters of credit. Effective June 6, 2006, we executed an amendment extending the maturity date for $1.955 billion of commitments under this agreement by one year to June 6, 2011. The remaining $45 million commitment still matures on June 6, 2010. Borrowings under this facility bear interest at the London Interbank Offered Rate plus a spread based on our public debt rating. Additionally, we pay annual fees on the facility at a rate also based on our public debt rating. We do not anticipate that fluctuations in the availability of the commercial paper market will affect our liquidity because of the flexibility provided by our credit facility. We classify commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis.

At year-end 2006 our available borrowing capacity amounted to $1.770 billion and reflected borrowing capacity at $2.0 billion under the credit facility plus our cash balance of $193 million less the letters of credit outstanding under the facility of $108 million and $315 million of outstanding commercial paper supported by the facility. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service and fulfill other cash requirements. We periodically evaluate opportunities to sell additional debt or equity securities, obtain credit facilities from lenders or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position.

We issue short-term commercial paper in Europe and in the United States. Our commercial paper issuances are subject to the availability of the commercial paper in each of these markets, as we have no commitments from buyers to purchase our commercial paper. We reserve unused capacity under our credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature.

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

Cash from Operations

Cash from operations, depreciation expense and amortization expense for the last three fiscal years are as follows:

($ in millions)	2006	2005	2004
Cash from operations	$970	$837	$891
Depreciation expense	155	156	133
Amortization expense	33	28	33

We have reclassified certain prior year amounts to conform to our 2006 presentation. The reclassifications were primarily associated with Timeshare segment inventory that is now a component of “Current assets” in our Consolidated Balance Sheet and was previously a component of “Property and equipment.”

Our ratio of current assets to current liabilities was roughly 0.8 to one at year-end 2006 and 0.6 to one at year-end 2005. We minimize working capital through cash management, strict credit-granting policies, aggressive collection efforts and high inventory turnover. We also have significant borrowing capacity under our revolving credit facility should we need additional working capital.

Our ratios of earnings to fixed charges for the last five fiscal years, the calculations of which are detailed in Exhibit 12 to this report, are as follows:

Fiscal Years
2006	2005	2004	2003	2002
4.9x	4.3x	4.7x	3.6x	3.2x

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

($ in millions)	2006	2005	2004
Timeshare segment development, less the cost of sales	$(83)	$40	$93
New Timeshare segment mortgages, net of collections	(537)	(441)	(459)
Loan repurchases	(55)	(23)	(18)
Note sale gains	(77)	(69)	(64)
Note sale proceeds	508	399	312
Financially reportable sales less than (in excess of) closed sales	61	(57)	129
Collection on retained interests in notes sold and servicing fees	96	90	94
Other cash (outflows) inflows	(17)	26	2

Net cash (outflows) inflows from Timeshare segment activity	$(104)	$(35)	$89

Our ability to sell Timeshare segment notes depends on the continued ability of the capital markets to provide financing to the special purpose entities that buy the notes. We might have increased difficulty or be unable to consummate such sales if the underlying quality of the notes receivable we originate were to deteriorate, although we do not expect such deterioration. Loans to Timeshare segment owners, including a current portion of $70 million, totaled $386 million at year-end 2006. Loans to Timeshare segment owners, including a current portion of $33 million, totaled $344 million at year-end 2005.

Investing Activities Cash Flows

Capital Expenditures and Other Investments. Capital expenditures of $529 million in 2006, $780 million in 2005 and $181 million in 2004 included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. Timeshare segment development expenditures, which are included in “Cash from Operations,” as noted in that section’s narrative, are not reflected in these numbers. Over time, we have sold lodging properties under development, subject to long-term management agreements. The ability of third-party purchasers to raise the necessary debt and equity capital depends in part on the perceived risks inherent in the lodging industry and other constraints inherent in the capital markets as a whole. Although we expect to continue to consummate such real estate sales, if we were unable to do so, our liquidity could decrease and we could have increased exposure to the operating risks of owning real estate. We monitor the status of the capital markets and regularly evaluate the potential impact on our business operations of changes in capital market conditions. We also expect to continue to make other investments in connection with adding units to our lodging business. These investments include loans and minority equity investments.

Fluctuations in the values of hotel real estate generally have little impact on the overall results of our Lodging segments because: (1) we own less than 1 percent of the total number of hotels that we operate or franchise; (2) management and franchise fees are generally based upon hotel revenues and profits rather than current hotel property values; and (3) our management agreements generally do not terminate upon hotel sale.

Dispositions. Property and asset sales generated cash proceeds of $798 million in 2006, $298 million in 2005 and $402 million in 2004. In 2006 we closed on the sales of 11 hotels and seven joint venture investments. Cash proceeds of $26 million for one of the hotels sold in 2006 are not reflected in the $798 million as the proceeds were initially recorded as a deposit because of a contingency and impacted the other investing activities section of our Consolidated Statement of Cash Flows rather than dispositions. The contingency was subsequently resolved and sale accounting was achieved in 2006.

The sold properties included eight properties purchased in 2005 from CTF Holdings Ltd. (and certain of its affiliates (collectively “CTF”)). For additional information regarding the CTF transaction, see Footnote No. 8, “Acquisitions and Dispositions,” later in this report.

Loan Activity. We have made loans to owners of hotels that we operate or franchise, typically to facilitate the development of a new hotel. Based on historical experience, over time we expect these owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. Loan collections and sales, net of advances during 2006, amounted to $62 million. Lodging senior loans outstanding totaled $9 million (which included a current portion of $1 million) at year-end 2006 and $59 million (which included a current portion of $2 million) at year-end 2005. Lodging mezzanine and other loans totaled $268 million (which included a current portion of $32 million) at year-end 2006 and $274 million (which included a current portion of $13 million) at year-end 2005. In 2006 our notes receivable balance associated with Lodging senior loans and Lodging mezzanine and other loans, declined by $56 million and primarily reflects the repayment of several loans.

Equity and Cost Method Investments. Cash outflows of $95 million in 2006 associated with equity and cost method investments primarily reflects our investments in three joint ventures. Cash outflows of $216 million in 2005 associated with equity and cost method investments primarily reflects our establishment in 2005 of a 50/50 joint venture with Whitbread.

Cash from Financing Activities

Debt. Debt increased $96 million in 2006, from $1,737 million to $1,833 million at year-end 2006, due to the issuance of $349 million (book value) of Series H Senior Notes (described more fully below), partially offset by a net reduction in commercial paper outstanding of $184 million, and other debt decreases of $69 million. Debt increased $412 million in 2005, from $1,325 million to $1,737 million at year-end 2005, due to the issuance of $348 million (book value) of Series F Notes, net commercial paper issuances of $499 million, and other debt increases of $69 million, partially offset by repayment upon maturity of $200 million for the Series B Notes, repayment upon maturity of $275 million for the Series D Notes and the $29 million (book value) debt decrease associated with the Series C and Series E Senior Note exchanges for Series G Senior Notes as described in Footnote No. 12, “Long-term Debt,” in our 2005 Annual Report on Form 10-K.

In the 2006 second quarter, we sold $350 million aggregate principal amount of 6.200 percent Series H Notes due in 2016 (the “Notes”). We received net proceeds of approximately $347 million from this offering, after deducting a discount, underwriting fees, and other expenses, and we used these proceeds to repay commercial paper borrowings and for general corporate purposes.

Interest on the Notes is paid on June 15 and December 15 of each year, with the first interest payment occurring on December 15, 2006. The Notes will mature on June 15, 2016, and are redeemable, in whole or in part, at any time and from time to time under the terms provided in the Form of Note. The Notes were issued under an indenture with JPMorgan Chase Bank, N.A. (formerly known as the Chase Manhattan Bank), as trustee, dated November 16, 1998.

Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt and reducing our working capital. At year-end 2006, our long-term debt had an average interest rate of 5.9 percent and an average maturity of approximately 6.9 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.7 to one at year-end 2005. At the end of 2006, we had long-term public debt ratings of BBB+ from Standard and Poor’s and Baa2 from Moody’s.

Share Repurchases. We purchased 41.5 million shares of our Class A Common Stock in 2006 at an average price of $38.13 per share, 51.4 million shares of our Class A Common Stock in 2005 at an average price of $32.12 per share, and 28.0 million shares of our Class A Common Stock in 2004 at an average price of $23.33 per share. We purchase shares in the open market and in privately negotiated transactions. As of year-end 2006, 34.2 million shares remained available for repurchase under authorizations from our Board of Directors.

Dividends. In April 2006, our Board of Directors increased the quarterly cash dividend by 19 percent to $0.0625 per share.

Contractual Obligations and Off Balance Sheet Arrangements

The following table summarizes our contractual obligations as of year-end 2006:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
($ in millions)
Debt (1)	$2,524	$108	$371	$187	$1,858
Capital lease obligations (1)	99	9	80	2	8
Operating leases where we are the primary obligor:
Recourse	1,021	122	233	205	461
Non-recourse	460	21	35	32	372
Operating leases where we are secondarily liable	388	35	71	68	214
Other long-term liabilities	65	—	23	1	41

Total contractual obligations	$4,557	$295	$813	$495	$2,954

(1)	Includes principal as well as interest payments.

The following table summarizes our commitments as of year-end 2006:

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
($ in millions)
Total guarantees where we are the primary obligor	$268	$19	$66	$16	$167
Total guarantees where we are secondarily liable	501	61	108	137	195

Total other commercial commitments	$769	$80	$174	$153	$362

Our guarantees where we are the primary obligor listed above include $43 million for guarantees that will not be in effect until the underlying hotels are open and we begin to manage the properties. Our guarantee fundings to lenders and hotel owners are generally recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels.

The guarantees where we are secondarily liable above include $283 million related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”) is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business at the end of the first quarter of 2003, these preexisting guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under these guarantees.

The guarantees where we are secondarily liable above also include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $22 million and total remaining rent payments through the initial term of approximately $218 million. We are also secondarily obligated for real estate taxes and other charges associated with the leases. Third parties have severally indemnified us for all payments we may be required to make in connection with these obligations. Since we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future. CTF has made available €35 million in cash collateral in the event that we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $218 million will decline.

In addition to the guarantees described above, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, from time to time we provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of the actions of the joint venture owner or our own actions. We have also provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $524 million. Payments for cost overruns for this project will be satisfied by the joint venture via contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 34 percent. We do not expect to fund under this guarantee.

In addition to the guarantees noted previously, as of year-end 2006, we had extended approximately $11 million of loan commitments to owners of lodging properties, under which we expect to fund $5 million by year-end 2007. We do not expect to fund the remaining $6 million of commitments, which expire as follows: $1 million within one year; $1 million in three to four years; and $4 million after five years. At year-end 2006, we also have commitments to invest $31 million of equity for minority interests in partnerships that plan to purchase both North American full-service and limited-service hotels, which expire as follows: $5 million within one year; $21 million in one to two years; and $5 million after five years.

At year-end 2006 we also had $108 million of letters of credit outstanding on our behalf, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of year-end 2006 totaled $640 million, the majority of which were requested by federal, state or local governments in relation to our timeshare and lodging operations and self-insurance programs.

As part of the normal course of the hotel management business, we enter into purchase commitments to manage the daily operating needs of hotels we manage for owners. Since we are reimbursed from the cash flows of the hotels, these obligations have minimal impact on our net income and cash flow.

Audit of Employee Stock Ownership Plan Transaction

The Internal Revenue Service (“IRS”) is currently auditing the Company’s federal tax returns for the 2000, 2001 and 2002 fiscal years. As part of that audit, the IRS is reviewing a leveraged employee stock ownership plan (“ESOP”) feature of the Company’s Employees’ Profit Sharing, Retirement and Savings Plan and Trust (the “Plan”) that was implemented in a transaction (the “ESOP Transaction”) on June 13, 2000. Principal and interest on the debt related to the transaction was forgiven over a 26-month period as a mechanism for funding Company contributions of elective deferrals and matching contributions to the Plan. The Company claimed federal income tax deductions for the forgiven principal on the debt in the amount of $1 billion over that period, along with forgiven interest on the debt. The benefit related to the tax deductions was reflected in equity and did not flow through the provision for income taxes.

Based on discussions with the IRS during the course of the audit, the IRS may seek to disallow some or all of the deductions related to the ESOP Transaction, and may seek to impose other taxes, penalties, and interest, including excise taxes for prohibited transactions under Section 4975 of the Internal Revenue Code of 1986, as amended. In a January 19, 2007, letter to the Company, the U.S. Department of Labor confirmed that it is reviewing the ESOP Transaction. The Company has retained counsel to assist with the audit process and to respond to any claims or assessments the IRS or Department of Labor issues. Although we are early in the process of closing this audit, we do not expect the result of the audit to have a material impact on either equity for any lost deductions or earnings for interest or penalties, if any, related to the ESOP Transaction.

RELATED PARTY TRANSACTIONS

Equity Method Investments

We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. In addition, in some cases we provide loans, preferred equity or guarantees to these entities.

The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

($ in millions)	2006	2005	2004
Base management fees	$62	$83	$72
Incentive management fees	22	14	8
Cost reimbursements	649	936	802
Owned, leased, corporate housing and other revenue	3	22	29

Total revenue	$736	$1,055	$911

General, administrative and other	$(1)	$(19)	$(33)
Reimbursed costs	(649)	(936)	(802)
Gains and other income	28	54	19
Interest income	4	31	74
Reversal of provision for loan losses	1	—	3
Equity in losses-Synthetic fuel	—	—	(28)
Equity in earnings (losses)-Other	3	36	(14)

Balance Sheet Data

($ in millions)	2006	2005
Current assets-accounts and notes receivable	$76	$47
Contract acquisition costs	34	26
Cost method investments	45	166
Equity method investments	332	349
Loans to equity method investees	27	36
Long-term deferred tax asset, net	4	19

Current liabilities:
Accounts payable	—	(2)
Other payables and accruals	(2)	(43)
Other long-term liabilities	(13)	(19)

JWM Family Enterprises, L.P.

JWM Family Enterprises, L.P. (“Family Enterprises”) is a Delaware limited partnership which is beneficially owned and controlled by members of the family of J.W. Marriott, Jr., the Company’s Chairman and Chief Executive Officer, including John W. Marriott III, the Company’s Vice-Chairman, who is Chief Executive Officer of Family Enterprises, and J.W. Marriott, Jr. himself. In July 2006, the Company sold the Dallas, Texas, Renaissance Hotels & Resorts brand hotel to Family Enterprises for a sale price of approximately $38 million and recognized a gain of $1 million on the sale. The Company originally acquired the hotel from a third party in June 2005. The sale to Family Enterprises resulted from a competitive auction process involving other unrelated bidders in which Family Enterprises submitted the most competitive bid.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate, or different estimates that could have been selected, could have a material effect on our consolidated results of operations or financial condition.

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosure presented below relating to them.

Marriott Rewards

Marriott Rewards is our frequent guest loyalty program. Marriott Rewards members earn points based on their monetary spending at our lodging operations, purchases of timeshare interval, fractional and whole ownership products and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by car rental and credit card companies. Points, which we track on members’ behalf, can be redeemed for stays at most of our lodging operations, airline tickets, airline frequent flyer program miles, rental cars and a variety of other awards; however, points cannot be redeemed for cash. We provide Marriott Rewards as a marketing program to participating properties. We charge the cost of operating the program, including the estimated cost of award redemption, to properties based on members’ qualifying expenditures.

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

Valuation of Goodwill

We evaluate the fair value of goodwill to assess potential impairments on an annual basis, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We evaluate the fair value of goodwill at the reporting unit level and make that determination based upon future cash flow projections that assume certain growth projections which may or may not occur. We record an impairment loss for goodwill when the carrying value of the intangible asset is less than its estimated fair value.

Loan Loss Reserves

Lodging Senior Loans and Lodging Mezzanine and Other Loans

We measure loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows, that assumes certain growth projections which may or may not occur, or the estimated fair value of the collateral. We apply our loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. Where we determine that a loan is impaired, we recognize interest income on a cash basis. At year-end 2006, our recorded investment in impaired loans was $92 million. We had a $70 million allowance for credit losses, leaving $22 million of our investment in impaired loans for which there was no related allowance for credit losses. At year-end 2005, our recorded investment in impaired loans was $184 million. We had a $103 million allowance for credit losses, leaving $81 million of our investment in impaired loans for which there was no related allowance for credit losses. During 2006 and 2005, our average investment in impaired loans totaled $138 million and $182 million, respectively.

Loans to Timeshare Owners

In conjunction with the adoption of SOP 04-2, we now record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time we recognize profit on a timeshare sale. We assess uncollectibility based on pools of receivables, because we hold large numbers of homogenous timeshare notes receivable. We estimate uncollectibles based on historical uncollectibles for similar timeshare notes receivable over the past six years. We use a technique referred to as static pool analysis, which tracks uncollectibles for each year’s sales over the life of those notes. At year-end 2006, our allowance for credit losses associated with “Loans to timeshare owners” totaled $29 million.

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

We are exposed to market risk from changes in interest rates, foreign exchange rates, and debt and equity prices, and for our synthetic fuel business, oil prices. We manage our exposure to these risks by monitoring available financing alternatives, through development and application of credit granting policies and by entering into derivative arrangements. We do not foresee any significant changes in either our exposure to fluctuations in interest rates or foreign exchange rates or how such exposure is managed in the future.

We are exposed to interest rate risk on our floating-rate notes receivable, our residual interests retained in connection with the sale of Timeshare segment notes receivable and the fair value of our fixed-rate notes receivable.

Changes in interest rates also impact our floating-rate long-term debt and the fair value of our fixed-rate long-term debt.

We are also subject to risk from changes in debt and equity prices from our investments in debt securities and common stock, which have a carrying value of $107 million at year-end 2006 and are accounted for as available-for-sale securities under FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, we do not use derivatives for trading or speculative purposes.

At year-end 2006 we were party to the following derivative instruments:

•

An interest rate swap agreement under which we receive a floating rate of interest and pay a fixed rate of interest. The swap modifies our interest rate exposure by effectively converting a note receivable with a fixed rate to a floating rate. The aggregate notional amount of the swap was $92 million and it matures in 2010.

•

Four outstanding interest rate swap agreements to manage interest rate risk associated with the residual interests we retain in conjunction with our timeshare note sales. Historically, we were required by purchasers and/or rating agencies to utilize interest rate swaps to protect the excess spread within our sold note pools. The aggregate notional amount of the swaps was $209 million, and they expire through 2022.

•

Option contracts to hedge the potential volatility of earnings and cash flows associated with variations in foreign exchange rates during 2007. The aggregate dollar equivalent of the notional amounts of the contracts was approximately $47 million, and they expire throughout 2007.

•

Forward foreign exchange contracts to manage the foreign currency exposure related to certain monetary assets. The aggregate dollar equivalent of the notional amounts of the forward contracts was $217 million and they expire throughout 2007.

•

Oil price hedges to manage the volatility associated with oil prices and the uncertainty surrounding the potential phase-out of tax credits in 2007. The hedges cover 5 million barrels of oil and expire on December 31, 2007.

•

Forward foreign exchange contracts to manage currency exchange rate volatility associated with certain investments in foreign operations. The contracts had a dollar notional equivalent of $43 million and they expire throughout 2007.

The following table sets forth the scheduled maturities and the total fair value of our derivatives and other financial instruments as of year-end 2006:

($ in millions)	Maturities by Period
	2007	2008	2009	2010	2011	There- after	Total Carrying Amount	Total Fair Value
Assets-Maturities represent expected principal receipts, fair values represent assets.

Timeshare segment notes receivable	$70	$40	$35	$30	$30	$181	$386	$386
Average interest rate							12.35%

Fixed-rate notes receivable	$13	$6	$2	$83	$3	$26	$133	$136
Average interest rate							10.94%

Floating-rate notes receivable	$20	$19	$3	$7	$36	$59	$144	$145
Average interest rate							7.99%

Residual interests	$84	$50	$33	$21	$13	$20	$221	$221
Average interest rate							9.22%

Liabilities-Maturities represent expected principal payments, fair values represent liabilities.

Fixed-rate debt	$(11)	$(103)	$(89)	$(13)	$(14)	$(1,243)	$(1,473)	$(1,504)
Average interest rate							6.07%

Floating-rate debt	$(1)	$—	$—	$—	$—	$(315)	$(316)	$(316)
Average interest rate							4.80%

NOTE: We classify commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis.

Derivatives-Maturities represent notional amounts, fair values represent assets (liabilities).

Interest Rate Swaps:

Fixed to variable	$—	$—	$—	$93	$—	$161	$8	$8
Average pay rate							3.90%
Average receive rate							5.29%

Variable to fixed	$—	$—	$—	$—	$—	$47	$(2)	$(2)
Average pay rate							5.88%
Average receive rate							4.01%

Forward Foreign Exchange Contracts:

Fixed (EUR) to Fixed (USD)	$162	$—	$—	$—	$—	$—	$—	$—
Average exchange rate							1.32

Fixed (GBP) to Fixed (USD)	$75	$—	$—	$—	$—	$—	$—	$—
Average exchange rate							1.96

Fixed (HKD) to Fixed (USD)	$49	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.13

Fixed (MXN) to Fixed (USD)	$7	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.09

Fixed (AUD) to Fixed (USD)	$3	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.79

Fixed (CAD) to Fixed (USD)	$11	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.86

Oil Price Hedges:

Contract Amount	$7	$—	$—	$—	$—	$—	$5	$5
(Weighted Average Price per Gallon is $1.37) (Contract volume is 5 million barrels)

Item 8.	Financial Statements and Supplementary Data.

The following financial information is included on the pages indicated:

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Marriott International, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 29, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Marriott International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Marriott International, Inc. maintained effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Marriott International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Marriott International, Inc. maintained effective internal control over financial reporting as of December 29, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Marriott International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Marriott International, Inc. as of December 29, 2006 and December 30, 2005, and the related consolidated statements of income, cash flows, comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended December 29, 2006, of Marriott International, Inc. and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia

February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marriott International, Inc.:

We have audited the accompanying consolidated balance sheets of Marriott International, Inc. as of December 29, 2006 and December 30, 2005, and the related consolidated statements of income, cash flows, comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended December 29, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott International, Inc. as of December 29, 2006 and December 30, 2005, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006 the Company changed its accounting for real estate time-sharing transactions in connection with the adoption of Statement of Position 04-2, “Accounting for Real Estate Time-sharing Transactions,” and changed its accounting for stock-based compensation in connection with the adoption of FASB Statement No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Marriott International, Inc.’s internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia

February 20, 2007

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME

Fiscal Years 2006, 2005 and 2004

($ in millions, except per share amounts)

	2006	2005	2004
REVENUES
Base management fees (1)	$553	$497	$435
Franchise fees	390	329	296
Incentive management fees (1)	281	201	142
Owned, leased, corporate housing and other revenue (1)	1,119	944	730
Timeshare sales and services	1,577	1,487	1,247
Cost reimbursements (1)	8,075	7,671	6,928
Synthetic fuel	165	421	321

	12,160	11,550	10,099
OPERATING COSTS AND EXPENSES
Owned, leased and corporate housing-direct	936	778	629
Timeshare-direct	1,220	1,228	1,039
Reimbursed costs (1)	8,075	7,671	6,928
General, administrative and other (1)	677	753	607
Synthetic fuel	241	565	419

	11,149	10,995	9,622

OPERATING INCOME	1,011	555	477
Gains and other income (1)	59	181	164
Interest expense	(124)	(106)	(99)
Interest income (1)	45	79	146
Reversal of provision for (provision for) loan losses (1)	3	(28)	8
Equity in (losses) earnings - Synthetic fuel (1)	—	—	(28)
- Other (1)	3	36	(14)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	997	717	654
Provision for income taxes	(286)	(94)	(100)
Minority interest	6	45	40

INCOME FROM CONTINUING OPERATIONS	717	668	594
Cumulative effect of change in accounting principle, net of tax	(109)	—	—
Discontinued operations, net of tax	—	1	2

NET INCOME	$608	$669	$596

EARNINGS PER SHARE-Basic
Earnings from continuing operations	$1.77	$1.55	$1.31
Losses from cumulative effect of accounting change	(0.27)	—	—
Earnings from discontinued operations	—	—	—

Earnings per share	$1.50	$1.55	$1.31

EARNINGS PER SHARE-Diluted
Earnings from continuing operations	$1.66	$1.45	$1.24
Losses from cumulative effect of accounting change	(0.25)	—	—
Earnings from discontinued operations	—	—	—

Earnings per share	$1.41	$1.45	$1.24

DIVIDENDS DECLARED PER SHARE	$0.2400	$0.2000	$0.1650

(1)	See Footnote No. 22, “Related Party Transactions,” of the Notes to Consolidated Financial Statements for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

Fiscal Year-End 2006 and 2005

($ in millions)

	2006	2005
ASSETS
Current assets
Cash and equivalents	$193	$203
Accounts and notes receivable (1)	1,117	1,001
Inventory	1,208	1,164
Current deferred taxes, net	200	220
Assets held for sale	411	555
Other	185	247

	3,314	3,390

Property and equipment	1,238	1,134
Intangible assets
Goodwill	921	924
Contract acquisition costs (1)	575	466

	1,496	1,390

Cost method investments (1)	70	233
Equity method investments (1)	332	349
Notes receivable
Loans to equity method investees (1)	27	36
Loans to timeshare owners	316	311
Other notes receivable	217	282

	560	629

Other long-term receivables	178	175
Deferred taxes, net (1)	665	545
Other (1)	735	685

	$8,588	$8,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$15	$56
Accounts payable (1)	658	520
Accrued payroll and benefits	615	559
Liability for guest loyalty program	384	317
Liabilities of assets held for sale	102	30
Timeshare segment deferred revenue	178	141
Other payables and accruals (1)	570	510

	2,522	2,133

Long-term debt	1,818	1,681
Liability for guest loyalty program	847	768
Self-insurance reserves	184	180
Other long-term liabilities (1)	599	516

Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,617	3,562
Retained earnings	2,860	2,500
Treasury stock, at cost	(3,908)	(2,667)
Deferred compensation	—	(137)
Accumulated other comprehensive income (loss)	44	(11)

	2,618	3,252

	$8,588	$8,530

(1)	See Footnote No. 22, “Related Party Transactions,” of the Notes to Consolidated Financial Statements for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Fiscal Years 2006, 2005 and 2004

($ in millions)

	2006	2005	2004
OPERATING ACTIVITIES
Net income	$608	$669	$596
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	188	184	166
Minority interest	(7)	(44)	(40)
Income taxes	(76)	(86)	(63)
Timeshare activity, net	(104)	(35)	89
Liability for guest loyalty program	113	125	136
Cumulative effect of change in accounting principle	109	—	—
Other	106	151	(83)
Working capital changes:
Accounts receivable	(10)	(128)	(6)
Other current assets	(9)	(22)	(16)
Accounts payable and accruals	52	23	112

Net cash provided by operating activities	970	837	891

INVESTING ACTIVITIES
Capital expenditures	(529)	(780)	(181)
Dispositions	798	298	402
Loan advances	(59)	(56)	(129)
Loan collections and sales	121	706	276
Equity and cost method investments	(95)	(216)	(45)
Purchase of available-for-sale securities	(27)	(15)	(30)
Other	(90)	(67)	(6)

Net cash provided by (used in) investing activities	119	(130)	287

FINANCING ACTIVITIES
Commercial paper, net	(188)	499	—
Issuance of long-term debt	352	356	20
Repayment of long-term debt	(17)	(523)	(99)
Redemption of convertible debt	—	—	(62)
Debt exchange consideration, net	—	(29)	—
Issuance of Class A Common Stock	378	125	206
Dividends paid	(93)	(84)	(73)
Purchase of treasury stock	(1,546)	(1,644)	(664)
Earn-outs received, net	15	26	35

Net cash used in financing activities	(1,099)	(1,274)	(637)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(10)	(567)	541
CASH AND EQUIVALENTS, beginning of year	203	770	229

CASH AND EQUIVALENTS, end of year	$193	$203	$770

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Fiscal Years 2006, 2005 and 2004

($ in millions)

	2006	2005	2004
Net income	$608	$669	$596
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustments	28	(25)	43
Net (loss) gain on derivative instruments designated as cash flow hedges	—	(2)	7
Net unrealized gain associated with available-for-sale securities	27	7	—

Total other comprehensive income (loss)	55	(20)	50

Comprehensive income	$663	$649	$646

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Fiscal Years 2006, 2005 and 2004

(in millions, except per share amounts)

Common Shares Outstanding		Class A Common Stock	Additional Paid-in- Capital	Deferred Compensation	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
462.4	Balance at fiscal year-end 2003	$5	$3,315	$(81)	$1,505	$(865)	$(41)
—	Net income	—	—	—	596	—	—
—	Dividends ($0.1650 per share)	—	—	—	(75)	—	—
17.2	Employee stock plan issuance and other	—	106	(27)	(75)	322	50
(28.0)	Purchase of treasury stock	—	—	—	—	(654)	—

451.6	Balance at fiscal year-end 2004	5	3,421	(108)	1,951	(1,197)	9
—	Net income	—	—	—	669	—	—
—	Dividends ($0.2000 per share)	—	—	—	(87)	—	—
11.6	Employee stock plan issuance and other	—	141	(29)	(33)	180	(20)
(51.4)	Purchase of treasury stock	—	—	—	—	(1,650)	—

411.8	Balance at fiscal year-end 2005	5	3,562	(137)	2,500	(2,667)	(11)
—	Net income	—	—	—	608	—	—
—	Dividends ($0.2400 per share)	—	—	—	(96)	—	—
—	Impact of adoption of SFAS No. 123(R)	—	(137)	137	—	—	—
19.2	Employee stock plan issuance and other	—	192	—	(152)	343	55
(41.5)	Purchase of treasury stock	—	—	—	—	(1,584)	—

389.5	Balance at fiscal year-end 2006	$5	$3,617	$—	$2,860	$(3,908)	$44

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements present the results of operations, financial position and cash flows of Marriott International, Inc. (together with its subsidiaries, “we,” “us” or the “Company”).

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

We have reclassified certain prior year amounts to conform to our 2006 presentation. The reclassifications were primarily associated with Timeshare segment inventory which is now a component of “Current assets” in our Consolidated Balance Sheet and was previously a component of “Property and equipment.” As noted in the “New Accounting Standards” caption later in this footnote, at the beginning of our 2006 fiscal year, we adopted Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions,” (“SOP 04-2”) as issued by the American Institute of Certified Public Accountants. The American Resort Development Association, a timeshare trade association of which we are a member and the Staff of the Securities and Exchange Commission (“SEC”) had communications regarding SOP 04-2 and the income statement presentation of timeshare note securitization gains. As a result of those communications, we reclassified in our 2006 third quarter, in our Consolidated Statement of Income, Timeshare segment note securitization gains of $40 million recognized in the 2006 second quarter from the “Gains and other income” caption to the “Timeshare sales and services” revenue caption. As a result of the change, “Timeshare sales and services” revenue of $331 million as reported in the 2006 second quarter, now totals $371 million, and “Gains and other income” of $48 million as reported in the 2006 second quarter, now totals $8 million. Including $37 million of Timeshare segment note securitization gains recognized in the 2006 fourth quarter, full year for 2006 note securitization gains totaling $77 million are reflected within our “Timeshare sales and services” revenue caption. Gains from the sale of timeshare notes receivable totaling $69 million and $64 million for 2005 and 2004, respectively, are classified within the “Gains and other income” caption in our Consolidated Statement of Income.

On June 9, 2006, we completed a two-for-one stock split that was effected in the form of a stock dividend. As a result of the stock split, each shareholder of record at the close of business on May 18, 2006, received one additional share of Class A Common Stock on June 9, 2006, for each share held on May 18, 2006. For periods prior to the stock split, all share and per share data in the Annual Report on Form 10-K have been retroactively adjusted to reflect the stock split.

In our opinion, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2006 and fiscal year-end 2005 and the results of our operations and cash flows for fiscal years 2006, 2005 and 2004. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

Fiscal Year

Our fiscal year ends on the Friday nearest to December 31. Unless otherwise specified, each reference to “2006” means our fiscal year ended December 29, 2006, each reference to “2005” means our fiscal year ended December 30, 2005, each reference to “2004” means our fiscal year ended December 31, 2004, and each reference to “2003” means our fiscal year ended January 2, 2004, and not, in each case, the corresponding calendar year. All fiscal years presented include 52 weeks.

Revenue Recognition

Our revenues include: (1) base and incentive management fees; (2) franchise fees; (3) revenues from lodging properties and other businesses owned or leased by us; (4) timeshare interval, fractional and whole ownership sales and services, which also includes resort rental revenue, interest income associated with our “Loans to timeshare owners,” and for 2006, Timeshare segment note securitization gains, as noted in the “Basis of Presentation” caption earlier; (5) cost reimbursements; and (6) sales made by the synthetic fuel operation. Management fees comprise a base fee, which is a percentage of the revenues of hotels, and an incentive fee, which is generally based on hotel profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by lodging properties that we manage or franchise.

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

Owned and Leased Units: We recognize room sales and revenues from other guest services for our owned and leased units when rooms are occupied and services have been rendered.

Timeshare and Fractional Intervals and Condominiums: We recognize sales when: (1) we have received a minimum of 10 percent of the purchase price for the timeshare interval; (2) the purchaser’s period to cancel for a refund has expired; (3) we deem the receivables to be collectible; and (4) we have attained certain minimum sales and construction levels. We defer all revenue using the deposit method for sales that do not meet all four of these criteria. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are deferred and recognized in earnings using the percentage of completion method.

Timeshare Whole Ownership (Stand-Alone Structures): We recognize sales under the full accrual method of accounting when we receive our proceeds and transfer title at settlement.

Cost Reimbursements: We recognize cost reimbursements from managed, franchised and timeshare properties when we incur the related reimbursable costs.

Synthetic Fuel: We recognize revenue from the synthetic fuel operation when the synthetic fuel is produced and sold. In 2004, prior to March 26, we accounted for the synthetic fuel operation using the equity method of accounting. After March 25, 2004, we accounted for the synthetic fuel operation by consolidating the joint ventures. In 2006, we acquired the ownership interests of the synthetic fuel operations of our partners, and accordingly we own 100 percent of the operations. See Footnote No. 2, “Synthetic Fuel,” for additional information.

Other Revenue includes land rental income and other revenue.

Ground Leases

We are both the lessor and lessee of land under long-term operating leases, which include scheduled increases in minimum rents. We recognize these scheduled rent increases on a straight-line basis over the initial lease term.

Real Estate Sales

We account for the sales of real estate in accordance with Financial Accounting Standards (“FAS”) No. 66, “Accounting for Sales of Real Estate” (“FAS No. 66”). We reduce gains on sales of real estate by the maximum exposure to loss if we have continuing involvement with the property and do not transfer substantially all of the risks and rewards of ownership. We reduced gains on sales of real estate due to maximum exposure to loss of $45 million in 2005 and $1 million in 2004. In sales transactions where we retain a management contract, the terms and conditions of the management contract are generally comparable to the terms and conditions of the management contracts obtained directly with third-party owners in competitive bid processes.

Profit Sharing Plan

We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation cost from profit sharing of $86 million in 2006, $69 million in 2005 and $70 million in 2004.

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

Marriott Rewards

Marriott Rewards is our frequent guest loyalty program. Marriott Rewards members earn points based on their monetary spending at our lodging operations, purchases of timeshare interval, fractional and whole ownership products and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by airlines and credit card companies. Points, which we track on members’ behalf, can be redeemed for stays at most of our lodging operations, airline tickets, airline frequent flyer program miles, rental cars and a variety of other awards; however, points cannot be redeemed for cash. We provide Marriott Rewards as a marketing program to participating properties. We charge the cost of operating the program, including the estimated cost of award redemption, to properties based on members’ qualifying expenditures.

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

Our management and franchise agreements require that we be reimbursed currently for the costs of operating the program, including marketing, promotion, communication with, and performing member services for the Marriott Rewards members. Due to the requirement that hotels reimburse us for program operating costs as incurred, we receive and recognize the balance of the revenue from properties in connection with the Marriott Rewards program at the time such costs are incurred and expensed. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred and recognize the corresponding expense relating to the costs of the awards redeemed. Our liability for the Marriott Rewards program was $1,231 million at year-end 2006, and $1,085 million at year-end 2005.

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

Restricted Cash

Restricted cash, totaling $117 million and $126 million at year-end 2006 and year-end 2005, respectively, is recorded in the “Other long-term assets” line in the accompanying Consolidated Balance Sheet. Restricted cash primarily consists of deposits received on timeshare interval, fractional and whole ownership sales that are held in escrow until the contract is closed.

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

Assets held for sale totaled $411 million at year-end 2006 and consisted of property and equipment of $391 million, accounts receivable of $10 million, cash of $6 million and other assets of $4 million. Assets held for sale at year-end 2006 of $411 million reflected the following segment composition: International Lodging-$295 million; Luxury Lodging-$73 million; and North American Full-Service Lodging-$43 million. Assets held for sale totaled $555 million at year-end 2005 and consisted of property and equipment of $523 million, accounts receivable of $14 million, cash of $13 million and other assets of $5 million. Liabilities of assets held for sale totaled $102 million at year-end 2006 and consisted of debt totaling $81 million, accounts payable of $11 million, accrued payroll and benefits of $8 million and other payables and accruals totaling $2 million. Liabilities of assets held for sale totaled $30 million at year-end 2005 and consisted of accounts payable of $12 million, debt of $9 million, accrued payroll and benefits of $5 million and other payables and accruals totaling $4 million.

Loan Loss Reserves

Lodging Senior Loans and Lodging Mezzanine and Other Loans

We measure loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows, that assumes certain growth projections which may or may not occur, or the estimated fair value of the collateral. We apply our loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. For loans that we have determined to be impaired, we recognize interest income on a cash basis.

Loans to Timeshare Owners

In conjunction with the adoption of SOP 04-2, we now record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time we recognize profit on a timeshare sale. We assess uncollectibility based on pools of receivables, because we hold large numbers of homogenous timeshare notes receivable. We estimate uncollectibles based on historical uncollectibles for similar timeshare notes receivable over the past six years. We use a technique referred to as static pool analysis, which tracks uncollectibles for each year’s sales over the life of those notes.

Valuation of Goodwill

We evaluate the fair value of goodwill to assess potential impairments on an annual basis, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We evaluate the fair value of goodwill at the reporting unit level and make that determination based upon future cash flow projections that assume certain growth projections which may or may not occur. We record an impairment loss for goodwill when the carrying value of the intangible asset is less than its estimated fair value.

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

The fair value of our available-for-sale securities totaled $107 million and $53 million at year-end 2006 and year-end 2005, respectively. Gains in accumulated other comprehensive income (loss) associated with our available-for-sale securities totaled $35 million at year-end 2006 and $8 million at year-end 2005. At year-end 2006 and year-end 2005, there were no losses in accumulated other comprehensive income (loss) associated with our available-for-sale securities.

Costs Incurred to Sell Real Estate Projects

Prior to the adoption of SOP 04-2 at the beginning of the 2006 first quarter, we capitalized direct costs incurred to sell real estate projects attributable to and recoverable from the sales of timeshare interests until the sales were recognized. Costs eligible for capitalization followed the guidelines of FAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Selling and marketing costs capitalized under this approach were approximately $92 million at year-end 2005 and are included in the accompanying Consolidated Balance Sheet in the “Other” caption within the “Current assets” section. Under SOP 04-2, we charge the majority of sales and marketing costs we incur to sell timeshares to expense when incurred. Accordingly, selling and marketing costs capitalized under this approach were approximately $16 million at year-end 2006 and are included in the accompanying Consolidated Balance Sheet in the “Other” caption within the “Current assets” section. See the Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” caption under the “New Accounting Standards” heading which follows for additional information regarding the adoption of SOP 04-2. If a contract is canceled, we charge unrecoverable direct selling and marketing costs to expense and record deposits forfeited as income.

Residual Interests

We periodically sell notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval, fractional and whole ownership products. We retain servicing assets and other interests in the assets transferred to entities that are accounted for as residual interests. We treat the residual interests, excluding servicing assets, as “trading” securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS No. 115”). At the end of each reporting period, we estimate the fair value of the residual interests, excluding servicing assets, using a discounted cash flow model. We report changes in the fair values of these residual interests, excluding servicing assets, through the accompanying Consolidated Statement of Income. Servicing assets are classified as held to maturity under the provisions of FAS No. 115 and are recorded at amortized cost.

Derivative Instruments

We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates, foreign currency exchange rate and, for our synthetic fuel business, oil prices. As a matter of policy, we do not use derivatives for trading or speculative purposes.

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

Foreign Operations

The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. The functional currency for our consolidated and unconsolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. For consolidated entities whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars, and we do the same, as needed, for unconsolidated entities whose functional currency is not the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date, and income statement accounts are translated using the weighted average exchange rate for the period. We include translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. We report gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions, currently in operating costs and expenses, and those amounted to a $6 million gain in 2006 and losses of $5 million and $3 million in 2005 and 2004, respectively.

New Accounting Standards

Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions”

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 152 “Accounting for Real Estate Time-Sharing Transactions-an amendment to FASB Statements No. 66 and 67” and the American Institute of Certified Public Accountants issued SOP 04-2. Additionally, the FASB amended FAS No. 66, “Accounting for Sales of Real Estate” and FAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“FAS No. 67”), to exclude accounting for real estate time-sharing transactions from these statements. We adopted SOP 04-2 at the beginning of the 2006 first quarter.

Under SOP 04-2, we charge the majority of sales and marketing costs we incur to sell timeshares to expense when incurred. We also record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time that we recognize profit on a timeshare sale. We also account for rental and other operations during holding periods as incidental operations, which requires us to record any excess of revenues over costs as a reduction of inventory costs.

The initial adoption of SOP 04-2 in our 2006 first quarter, which we reported as a cumulative effect of change in accounting principle in our Consolidated Statement of Income, resulted in a non-cash after-tax charge of $105 million ($0.24 per diluted share). As a result of tax rate adjustments in the 2006 fourth quarter, we reduced the tax benefit associated with the initial adoption from $68 million to $64 million. Accordingly, the after-tax impact of the adoption was $109 million ($0.25 per diluted share). As a result of the change, “Net Income” of $65 million ($0.15 per diluted share) as reported in the 2006 first quarter, now totals $61 million ($0.14 per diluted share). The pre-tax charge totaled $173 million and comprised a $130 million inventory write-down, the establishment of a $25 million notes receivable reserve and an increase in current liabilities of $18 million. We estimate that the ongoing impact of adoption in subsequent periods will be immaterial.

We estimate that, for the 20-year period from 2007 through 2026, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $1.9 billion.

FAS No. 123 (revised 2004), “Share-Based Payment”

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123(R)”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123(R) supersedes Accounting Principles Boards (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and amends FAS No. 95, “Statement of Cash Flows.” We adopted FAS No. 123(R) using the modified prospective transition method at the beginning of our 2006 first quarter. See Footnote No. 4, “Share-Based Compensation,” for additional information.

Future Adoption of Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is our 2007 fiscal year, and its provisions are to be applied to all tax positions upon initial adoption. Upon adoption of FIN 48, only tax positions that meet a “more likely than not” threshold at the effective date may be recognized or continue to be recognized. The cumulative effect of applying FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We are evaluating the impact that FIN 48 will have on our financial statements.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS No. 156”). FAS No. 156 requires that all separately recognized servicing assets and liabilities are to be initially measured at fair value. It also allows entities to subsequently elect fair value measurement for its servicing assets and liabilities. This standard is effective for the first fiscal year beginning after September 15, 2006, which is our 2007 fiscal year. We have determined that FAS No. 156 will not have a material impact on our financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”). This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, which is our 2008 fiscal year. Provisions of FAS No. 157 are required to be applied prospectively as of the beginning of the first fiscal year in which FAS No. 157 is applied. We are evaluating the impact that FAS No. 157 will have on our financial statements.

In November 2006, the Emerging Issues Task Force of FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 will require condominium sales to meet the continuing investment criterion in FAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007, which is our 2008 fiscal year. The cumulative effect of applying EITF 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We are evaluating the impact that EITF 06-8 will have on our financial statements.

2. SYNTHETIC FUEL

Operations

Our synthetic fuel operation currently consists of four coal-based synthetic fuel production facilities (the “Facilities”), two of which are located at a coal mine in Saline County, Illinois, one of which is located at a coal mine in Jefferson County, Alabama, and one of which is located at a coal mine near Evansville, Indiana. Three of the four plants are held in one entity, Synthetic American Fuel Enterprises II, LLC (“SAFE II”), and one of the plants is held in a separate entity, Synthetic American Fuel Enterprises I, LLC (“SAFE I”). Section 45K of the Internal Revenue Code (“Section 45K of the IRC”) (Section 29 for fiscal years prior to 2006) provides tax credits for the production and sale of synthetic fuels produced from coal through 2007 (credits are not available for fuel produced after 2007). Although the Facilities incur significant losses, these losses are more than offset by the tax credits generated under Section 45K of the IRC, which reduce our income tax expense. During 2006, the Indiana facility was relocated from Alabama. The relocation of the plant was completed in the 2006 third quarter. In late February 2006, an explosion occurred at our Alabama feedstock supplier’s underground coal mine. Several months following the explosion, the mine was reopened with a limited amount of production. However, at year-end 2006 the mine was again closed by our feedstock supplier. As a result of the mine closure, production at the one plant remaining in Alabama was suspended at year-end 2006.

At each of our locations, the synthetic fuel operation has site leases at sites that are adjacent to large mines, and in the case of our Alabama operation, a barge load-out facility on a navigable river. In addition, at each of the locations, the synthetic fuel operation has coal purchase agreements with the owners of the adjacent coal mines and synthetic fuel sales contracts with a number of major utilities, including the Tennessee Valley Authority and Tampa Electric Company. With respect to the Illinois location, the synthetic fuel operation has agreements to purchase coal and sell synthetic fuel through 2007 covering at least 50 percent of the annual productive capacity of the Facilities at that location. From time to time, the Illinois synthetic fuel operation supplements these base contracts, as opportunities arise, by entering into spot contracts to buy coal and sell synthetic fuel to different end users. With respect to the Indiana location, the synthetic fuel operation has entered into agreements to purchase coal and sell synthetic fuel to a number of major utilities through the end of 2007. The agreements to purchase coal and sell synthetic fuel can generally be canceled by us in the event that we choose not to operate the Facilities, or if the synthetic fuel produced at the Facilities does not qualify for tax credits under Section 45K of the IRC or in the event of a phase-out of tax credits under Section 45K of the IRC.

Although we anticipate that the coal mines adjacent to the synthetic fuel operation’s production sites in Illinois and Indiana will be able to fulfill those Facilities’ requirements for feedstock coal, if our feedstock suppliers become unable to supply the Illinois and Indiana Facilities with enough coal to satisfy our requirements for any reason, we would have to curtail production, which would have a negative impact on our results of operations, or negotiate new coal supply agreements with third parties, which might not be available on similar terms. In addition, the synthetic fuel operation has synthetic fuel sale contracts with a number of customers who have contracted to purchase in excess of 10 percent of the productive capacity at our Alabama, Illinois and Indiana locations. Although we expect that those customers could be replaced by other purchasers, we cannot assure that we would be able to enter into replacement contracts on equivalent terms. As a result, the failure by one or more of those customers to perform their purchase obligations under those sale contracts could have a material adverse effect on the synthetic fuel operation.

The synthetic fuel operation has an operations and maintenance agreement with an experienced manager of synthetic fuel facilities. This manager is responsible for staffing the Facilities, operating and maintaining the machinery and conducting routine maintenance on behalf of the synthetic fuel operation. Finally, the synthetic fuel operation has a license and binder purchase agreement with Headwaters Incorporated, which permits the operation to utilize a carboxylated polystyrene copolymer emulsion patented by Headwaters and manufactured by Dow Chemical that is mixed with coal to produce a qualified synthetic fuel.

As discussed in greater detail below in Footnote No. 18, “Contingencies,” under the heading “Synthetic Fuel,” the tax credits available under Section 45K of the IRC for the production and sale of synthetic fuel in any given year are phased out if oil prices in that year are above certain thresholds. As a result of high oil prices in the first several weeks of 2006, we elected to suspend production of synthetic fuel in mid-January 2006. On February 17, 2006, we restarted production and entered into hedge agreements to minimize losses that could occur from that date through March 31, 2006, if more than a majority of the tax credits were phased out in 2006 as a result of high oil prices.

Early in the 2006 second quarter, with oil prices again averaging well above the starting point of the projected 2006 phase-out range for the first few months of the year, we suspended all production at our synthetic fuel facilities in order to minimize operating losses that could occur if more than a majority of the tax credits were phased out in 2006. We restarted production early in the 2006 fourth quarter at all four of the synthetic fuel production facilities and entered into hedge agreements to minimize operating losses that could occur if more than a majority of the tax credits were phased out in 2006. However, as noted earlier in this section, at year-end 2006 the mine adjacent to our Alabama production facility was again closed by our feedstock supplier. As a result of new information received in 2007, we may attempt to restart the Alabama facility in the future or move the processing equipment to another location. Late in 2006 and early in 2007, we entered into hedge agreements to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2007. We will continue to monitor the situation, and if circumstances warrant, we may again elect to suspend production at all of our synthetic fuel facilities in the future.

Because the tax credits under Section 45K of the IRC are only available for the production and sale of synthetic fuel produced from coal through 2007, we expect to permanently shut down the Facilities and cease production of synthetic fuel at the end of 2007. The book value of the synthetic fuel facilities was $5 million at year-end 2006. Under the site leases for the Facilities, we are required to restore the leased premises to substantially the condition the premises were in when the leases were executed. This restoration may include the dismantling and sale or disposal of improvements we have constructed on the premises, as well as site restoration and other related tasks. We expect that the costs associated with shutting down the synthetic fuel facilities and completing the restoration of the project sites will not be material.

Our Investment

We acquired our initial interest in SAFE I and SAFE II from PacifiCorp Financial Services (“PacifiCorp”) in October 2001 for $46 million in cash, and we began operating the Facilities in the first quarter of 2002. We also make annual payments to PacifiCorp based on the amount of tax credits produced, up to a certain threshold. On June 21, 2003, we sold an approximately 50 percent ownership interest in both SAFE I and SAFE II. We received cash and promissory notes totaling $25 million at closing, and were entitled to receive additional proceeds based on the actual amount of tax credits allocated to the purchaser. As a result of a put option associated with the June 21, 2003, sale of a 50 percent ownership interest, we consolidated the two synthetic fuel joint ventures from that date through November 6, 2003. Effective November 7, 2003, because the put option was voided, we began accounting for the synthetic fuel joint ventures using the equity method of accounting. Beginning March 26, 2004, as a result of adopting FIN 46(R), “Consolidation of Variable Interest Entities,” we again consolidated the synthetic fuel joint ventures, and we reflected our partner’s share of the operating losses as minority interest.

On October 6, 2004, we entered into amendment agreements with our synthetic fuel partner that resulted in a shift in the allocation of tax credits between us. Our partner increased its allocation of tax credits generated by the SAFE I synthetic fuel facility from approximately 50 percent to 90 percent through March 31, 2005, and paid a higher price per tax credit to us for that additional share of tax credits. Effective April 1, 2005, our partner’s share of the tax credits from SAFE I returned to approximately 50 percent. Also on October 6, 2004, our partner reduced its allocation of tax credits generated by the three SAFE II synthetic fuel facilities from approximately 50 percent to roughly 8 percent through December 31, 2004, and to 1 percent from January 1, 2005, through May 31, 2005. Effective June 1, 2005, our partner’s share of the tax credits from the SAFE II facilities returned to approximately 50 percent.

Our partner in SAFE II, which owns three of our four synthetic fuel plants, exercised its option to have its interest in SAFE II redeemed effective December 31, 2005, the first day of our 2006 first quarter. As a result, we now own all of the interests in the three SAFE II production facilities. In consideration for the redeemed interest, we forgave the remaining outstanding promissory note balance of approximately $8 million related to our partner’s initial purchase of the interest in SAFE II, and our partner was relieved of the obligation to make further earn-out payments with respect to SAFE II, for periods after December 31, 2005. On that date, we eliminated our partner’s minority interest in SAFE II, which was $7 million. As a result of the redemption of our partner’s interest in SAFE II, with respect to the period beginning January 1, 2006, we were allocated 100 percent of the operating losses associated with the Facilities owned by SAFE II, received 100 percent of the tax credits generated by those Facilities and made production decisions with respect to those Facilities based on our 100 percent ownership.

Effective October 1, 2006, we purchased our partner’s interest in SAFE I, and as a result, we now own all of the interests in the one SAFE I production facility. In consideration for the purchased interest, we paid our partner $150,000 in cash and, for periods after September 30, 2006, released our partner from its obligation to make remaining base note and earn-out payments related to the partner’s purchase of the interest in SAFE I. On September 30, 2006, we eliminated our partner’s minority interest in SAFE I which was $2 million. As a result of the purchase of our partner’s interest in SAFE I, for the period beginning October 1, 2006, we were allocated 100 percent of the operating losses associated with the Facility owned by SAFE I, received 100 percent of the tax credits generated by that Facility, and made production decisions with respect to that Facility based on our 100 percent ownership. In connection with the acquisition of our partner’s interest in SAFE I, we also assumed the obligation of our partner to make earn-out payments to our prior partner from whom it acquired the SAFE I interest in 2005.

Internal Revenue Service Determinations

On November 7, 2003, the United States Internal Revenue Service (“IRS”) issued private letter rulings to the synthetic fuel joint ventures confirming that the synthetic fuel produced by the Facilities is a “qualified fuel” under the Internal Revenue Code and that the resulting tax credit may be allocated among the members of the synthetic fuel joint ventures. In July 2004, IRS field auditors issued a notice of proposed adjustment and later a Summary Report to PacifiCorp that included a challenge to the placed-in-service dates of the three SAFE II synthetic fuel facilities. One of the conditions to qualify for tax credits is that the production facility must have been placed in service before July 1, 1998. On June 7, 2005, the IRS National Office issued a Technical Advice Memorandum confirming that the three SAFE II synthetic fuel facilities that were under IRS review met the placed-in-service requirement of the Internal Revenue Code.

3. INCOME TAXES

See the “Future Adoption of Accounting Standards” caption in Footnote No. 1, “Summary of Significant Accounting Policies,” for information regarding the future adoption of FIN 48.

Total deferred tax assets and liabilities as of year-end 2006, and year-end 2005, were as follows:

($ in millions)	2006	2005
Deferred tax assets	$1,042	$932
Deferred tax liabilities	(177)	(167)

Net deferred taxes	$865	$765

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of deferred tax assets and liabilities as of year-end 2006, and year-end 2005, were as follows:

($ in millions)	2006	2005
Self-insurance	$36	$33
Employee benefits	250	232
Deferred income	34	42
Other reserves	52	64
Frequent guest program	75	94
Tax credits (primarily associated with synthetic fuel)	383	345
Net operating loss carry-forwards	126	99
Timeshare financing	(37)	(25)
Property, equipment and intangible assets	(32)	(50)
Other, net	12	(25)

Deferred taxes	899	809
Less: valuation allowance	(34)	(44)

Net deferred taxes	$865	$765

At year-end 2006, we had approximately $98 million of tax credits that expire through 2026, $285 million of tax credits that do not expire and $576 million of net operating losses, of which $320 million expire through 2025. The valuation allowance decreased due to foreign net operating losses that we believe will be realized and the expiration of state net operating losses.

We have made no provision for U.S. income taxes or additional foreign taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($572 million as of year-end 2006) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sold our interests in the affiliates. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings. We conduct business in countries that grant a “holiday” from income taxes for 10- and 30-year periods. The holidays expire through 2034. The aggregate amount of taxes not incurred due to tax “holidays” and the related earnings per share impacts are $24 million ($0.06 per diluted share), $18 million ($0.04 per diluted share), and $14 million ($0.03 per diluted share) for 2006, 2005 and 2004, respectively.

The (provision for) benefit from income taxes consists of:

($ in millions)		2006	2005	2004
Current	- Federal	$(229)	$(207)	$(153)
	- State	(57)	(52)	(34)
	- Foreign	(56)	(35)	(29)

		(342)	(294)	(216)

Deferred	- Federal	37	173	90
	- State	1	19	5
	- Foreign	18	8	21

		56	200	116

		$(286)	$(94)	$(100)

The current tax provision does not reflect the benefits attributable to us relating to the exercise of employee stock options of $193 million in 2006, $87 million in 2005 and $79 million in 2004. Included in the above amounts are tax credits of $66 million in 2006, $172 million in 2005 and $148 million in 2004. The taxes applicable to other comprehensive income are not material.

A reconciliation of the U.S. statutory tax rate to our effective income tax rate for continuing operations follows:

	2006	2005	2004
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	2.9	3.0	2.9
Minority interest	0.2	2.3	2.4
Change in deferred taxes	1.1	—	2.2
Change in valuation allowance	(2.1)	1.6	(3.3)
Foreign income	(2.0)	(4.6)	(1.4)
Tax credits (primarily associated with synthetic fuel)	(6.7)	(24.1)	(22.6)
Other, net	0.3	0.1	0.1

Effective rate	28.7%	13.3%	15.3%

Cash paid for income taxes, net of refunds, was $169 million in 2006, $182 million in 2005 and $164 million in 2004. Tax credits contributed by our synthetic fuel operations have significantly reduced our effective tax rate during the last several years. Because that program ends with 2007 synthetic fuel production, our synthetic fuel production facilities will not be able to generate credits in future years. As a result, our future effective tax rate is likely to increase significantly, thereby reducing our after-tax profits.

4. SHARE-BASED COMPENSATION

Under our 2002 Comprehensive Stock and Cash Incentive Plan (“the Comprehensive Plan”), we currently award to participating employees (1) stock options to purchase our Class A Common Stock (“Stock Option Program”), (2) share appreciation rights for our Class A Common Stock, and (3) restricted stock units of our Class A Common Stock.

As noted in Footnote No. 1, “Basis of Presentation” under the “New Accounting Pronouncements” heading, we adopted FAS No. 123(R) using the modified prospective transition method at the beginning of our 2006 first quarter. In accordance with the modified prospective transition method, we did not restate our Consolidated Financial Statements for prior periods to reflect the impact of FAS No. 123(R). For all share-based awards granted after the date we adopted FAS No. 123(R) and for the unvested portion of previously granted share-based awards that were outstanding on that date, FAS No. 123(R) requires that we measure compensation costs related to our share-based payment transactions at fair value on the grant date and that we recognize those costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. Previously, under FAS No. 123 and APB Opinion No. 25, we accounted for our share-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25 and recognized share-based compensation expense for all awards except for our Stock Option Program awards. Share-based compensation expense related to award grants totaled $62 million and $47 million for 2005 and 2004, respectively.

Under FAS No. 123(R), we recorded share-based compensation expense of $108 million in 2006. Deferred compensation costs related to unvested awards totaled $168 million at December 29, 2006, and the weighted average period over which the costs are expected to be recognized is two years. Deferred compensation costs related to unvested awards totaled $137 million at December 30, 2005.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of FAS No. 123 to share-based employee compensation in 2005 and 2004. We have included the impact of measured but unrecognized compensation costs and excess tax benefits credited to additional paid-in-capital in the calculation of diluted pro forma shares. In addition, we have included the estimated impact of reimbursements from third parties. The reported and pro forma net income and earnings per share figures for 2006 in the table are the same because share-based compensation expense is calculated under the provisions of FAS No. 123(R). The 2006 amounts are included in the table below to provide detail for comparative purposes to the 2005 and 2004 amounts.

($ in millions, except per share amounts)	2006	2005	2004
Net income, as reported	$608	$669	$596
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	70	40	31
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects and estimated reimbursed costs	(70)	(61)	(58)

Pro forma net income	$608	$648	$569

Earnings per share:
Basic-as reported	$1.50	$1.55	$1.31

Basic-pro forma	$1.50	$1.50	$1.26

Diluted-as reported	$1.41	$1.45	$1.24

Diluted-pro forma	$1.41	$1.40	$1.18

FAS No. 123(R) requires that share-based compensation expense be recognized over the period from the grant date to the date on which the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). In periods prior to the adoption of FAS No. 123(R), we showed share-based compensation expense in our pro forma disclosure only for option awards to retirement-eligible employees over the awards’ stated vesting period. In periods prior to the adoption of FAS No. 123(R), we recorded share-based compensation expense for our other awards to retirement-eligible employees over the awards’ stated vesting period. With the adoption of FAS No. 123(R), we continue to follow the stated vesting period for the unvested portion of awards granted prior to adoption of FAS No. 123(R) and follow the substantive vesting period for awards granted after the adoption of FAS No. 123(R).

In connection with the adoption of FAS No. 123(R), we reviewed, among other things, our forfeiture and volatility assumptions. Estimated volatilities for 2006 were based on the historical share-price volatility for a period equal to the stock option’s or share appreciation right’s expected lives, ending on the day of grant, and calculated based on weekly data. The weighted average expected stock option or share appreciation right terms for 2006 were a product of the lattice-based binomial valuation model that uses suboptimal exercise factors to calculate the expected terms. In August 2005, the Board of Directors amended the Comprehensive Plan to provide participants the ability, during a limited time frame in 2005, to elect to accelerate the schedule for distribution of certain vested deferred shares. The amendment did not alter the previously established vesting schedule. In 2005 we also changed from using the Black-Scholes option pricing method to estimate the fair value of each stock option or share appreciation right on the grant date, to using the binomial valuation method to improve the estimate of fair value.

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

The adoption of FAS No. 123(R) in 2006 resulted in the recognition of incremental share-based compensation costs in 2006 of $39 million, a reduction in net income of $25 million (net of tax benefits of $14 million) and a reduction of both basic and diluted earnings per share of $0.06. In accordance with FAS No. 123(R), we present the tax benefits resulting from the exercise of share-based awards as financing cash flows. Prior to the adoption of FAS No. 123(R), we reported the tax benefits resulting from the exercise of share-based awards as operating cash flows. The adoption of FAS No. 123(R) resulted in a decrease in 2006 of $193 million in cash flows from operating activities and an increase of $193 million in cash flows from financing activities related to excess tax benefits from share-based awards. The aggregate amount of cash we received from the exercise of stock options granted under share-based payment arrangements was $184 million, $125 million, and $206 million for 2006, 2005 and 2004, respectively.

We issue restricted stock units under the Comprehensive Plan to certain officers and key employees and those units vest generally over four years in annual installments commencing one year after the date of grant. We recognize compensation expense for the restricted stock units over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, restricted stock units convert to shares and are distributed from treasury shares. At year-end 2006 and year-end 2005, there was approximately $138 million and $123 million, respectively, in deferred compensation costs related to restricted stock units. Share-based compensation expense associated with restricted stock units was $77 million, $52 million, and $35 million for 2006, 2005 and 2004, respectively. The weighted average remaining term was two years for restricted stock unit grants outstanding at year-end 2006. The aggregate intrinsic value of restricted stock units converted and distributed during 2006, 2005 and 2004, was $78 million, $52 million, and $21 million, respectively. The weighted average grant-date fair values of restricted stock units granted in 2006, 2005 and 2004 were $35, $32 and $23, respectively.

Changes in our restricted stock unit grants in 2006 were as follows:

	Number of Restricted Stock Units (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at year-end 2005	6.9	$25
Granted during 2006	3.2	35
Distributed during 2006	(2.2)	23
Forfeited during 2006	(0.3)	27

Outstanding at year-end 2006	7.6	30

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

We recognized compensation expense of $22 million in 2006 associated with employee stock options. We did not recognize any compensation expense associated with employee stock options in 2005 or 2004. At year-end 2006, there was approximately $18 million in deferred compensation costs related to employee stock options. Upon the exercise of stock options, shares are issued from treasury shares.

Changes in our Stock Option Program awards in 2006 were as follows:

	Number of Options (in millions)	Weighted Average Exercise Price
Outstanding at year-end 2005	56.8	$16
Granted during 2006	—	34
Exercised during 2006	(12.8)	14
Forfeited during 2006	(0.1)	19

Outstanding at year-end 2006	43.9	17

Stock options issued under the Stock Option Program awards outstanding at year-end 2006, were as follows:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Stock Options (in millions)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Stock Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
$3	to	$5	0.9	1	$ 4	0.9	$ 4	1
6	to	8	3.1	3	7	3.1	7	3
9	to	12	2.1	5	11	2.1	11	5
13	to	18	25.2	7	15	23.0	15	7
19	to	25	11.2	8	22	9.4	22	8
26	to	35	1.4	9	32	0.3	32	9

3	to	35	43.9	7	17	38.8	16	6

The weighted average grant-date fair value of the 24,000 options granted in 2006 was $13, and the options had a weighted average exercise price of $34. The weighted average grant-date fair value of the 1.4 million options granted in 2005 was $13. The weighted average grant-date fair value of the 7.0 million options granted in 2004 was $8. The total intrinsic value of options outstanding at year-end 2006 was $1,368 million, and the total intrinsic value for stock options exercisable as of year-end 2006, was $1,233 million. The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was approximately $309 million, $173 million and $182 million, respectively.

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

We recognized compensation expense of $3 million for 2006 associated with Employee SARs and Non-employee SARs. At the end of 2006, there was approximately $4 million in deferred compensation costs related to share appreciation rights. Upon the exercise of share appreciation rights, shares are issued from treasury shares. During 2006, we granted 0.5 million Employee SARs with a weighted average base value of $34 and a weighted average grant-date fair value of $13, and we also granted 8,000 Non-employee SARs with a weighted average base value of $37 and a weighted average grant-date fair value of $18. No share appreciation rights have expired or been forfeited. The total intrinsic value of SARs outstanding at year-end 2006 was $7 million, and the total intrinsic value of SARs exercisable as of year-end 2006 was zero.

In 2004, we estimated the fair value of each stock option granted on the date of grant using the Black-Scholes option-pricing method. Beginning in 2005 we began using a binomial method to estimate the fair value of each stock option or SAR granted. The assumptions for stock options for all years and employee SARs for 2006 are noted in the following table:

	2006	2005	2004
Annual dividends	$0.22	$0.18	$0.16
Expected volatility	30%	30%	31%
Risk-free interest rate	4.5%	4.1%	3.7%
Expected life (in years)	7	8	7

For Non-employee SARs issued in 2006, the only differences in the assumptions versus employee SARs are that a risk-free interest rate of 5.0 percent was used and an expected life of 10 years was used.

We also issue deferred stock units to Non-employee directors. These Non-employee director deferred stock units vest within one year and are distributed upon election. At year-end 2006 and year-end 2005, there was approximately $152,000 and $149,000, respectively, in deferred costs related to Non-employee director deferred stock units. We recognized share-based expense associated with Non-employee director deferred stock units of $325,000, $593,000, and $503,000 for 2006, 2005 and 2004, respectively. During 2006 we granted 18,000 Non-employee director deferred stock units with a weighted average grant-date fair value of $37. For each of 2005 and 2004, we granted 21,000 Non-employee director deferred stock units with weighted average grant-date fair values of $32 and $23, respectively. The aggregate intrinsic value of Non-employee director deferred stock units distributed during 2006, 2005 and 2004, was $1.7 million, $0.2 million and $10 thousand, respectively. At year-end 2006 and year-end 2005, there were 203,000 and 231,000, respectively, Non-employee deferred stock units outstanding, and the weighted average grant-date fair value of those outstanding deferred stock units was $21 and $19, respectively.

Although the Comprehensive Plan also provides for issuance of deferred stock bonus awards, deferred stock awards, and restricted stock awards, our Compensation Policy Committee indefinitely suspended the issuance of deferred bonus stock commencing with our 2001 fiscal year and the issuance of both deferred stock awards and restricted stock awards commencing with the 2003 fiscal year. At year-end 2006 and year-end 2005, there was approximately $8 million and $14 million, respectively, in deferred compensation costs related to these suspended award programs, and the weighted average remaining term was two years for such award grants outstanding at year-end 2006. Share-based compensation expense associated with these suspended award programs was $6 million, $10 million and $12 million for 2006, 2005 and 2004, respectively.

At year-end 2006, 71 million shares were reserved under the Comprehensive Plan including 44 million shares under the Stock Option Program and Share Appreciation Right Program. Under the provisions of FAS No. 123(R), the “Deferred compensation” line on our Consolidated Balance Sheet, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented. Accordingly, in 2006 we reversed the amount that had been on the “Deferred compensation” line at year-end 2005 through the “Additional paid-in-capital” line on our Consolidated Balance Sheet.

5. EARNINGS PER SHARE

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

(in millions, except per share amounts)	2006	2005	2004
Computation of Basic Earnings Per Share

Income from continuing operations for basic earnings per share	$717	$668	$594
Weighted average shares outstanding	404.1	432.7	453.1

Basic earnings per share from continuing operations	$1.77	$1.55	$1.31

Computation of Diluted Earnings Per Share

Income from continuing operations for diluted earnings per share	$717	$668	$594

Weighted average shares outstanding	404.1	432.7	453.1

Effect of dilutive securities
Employee stock option and share appreciation rights plan	20.2	19.0	16.8
Deferred stock incentive plan	3.4	7.5	8.5
Restricted stock units	2.5	3.1	1.8
Convertible debt	—	—	0.7

Shares for diluted earnings per share	430.2	462.3	480.9

Diluted earnings per share from continuing operations	$1.66	$1.45	$1.24

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings from continuing operations.

6. INVENTORY

Inventory, totaling $1,208 million and $1,164 million as of December 29, 2006 and December 30, 2005, respectively, consists primarily of Timeshare segment interval, fractional and whole ownership products totaling $1,166 million and $1,116 million as of December 29, 2006, and December 30, 2005, respectively. Inventory totaling $42 million and $48 million as of December 29, 2006, and December 30, 2005, respectively, relates to hotel operating supplies for the limited number of hotels we own or lease and synthetic fuel. We value Timeshare segment interval, fractional and whole ownership products and Synthetic Fuel segment inventory at the lower of cost or net realizable value and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Timeshare segment interval, fractional and whole ownership products inventory, which has an operating cycle that exceeds twelve months, is classified as a current asset consistent with recognized industry practice.

7. PROPERTY AND EQUIPMENT

($ in millions)	2006	2005
Land	$316	$301
Buildings and leasehold improvements	724	659
Furniture and equipment	888	827
Construction in progress	215	132

	2,143	1,919
Accumulated depreciation	(905)	(785)

	$1,238	$1,134

We record property and equipment at cost, including interest, rent and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $32 million in 2006, $30 million in 2005, and $16 million in 2004. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor and wall coverings. All repair and maintenance costs are expensed as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Depreciation expense totaled $155 million in 2006, $156 million in 2005, and $133 million in 2004.

8. ACQUISITIONS AND DISPOSITIONS

2006 Acquisitions

During 2006, we acquired one full-service property for $130 million including aggregate cash consideration of $46 million plus the assumption of debt. In addition we acquired three other full-service properties for aggregate cash consideration of $134 million. We plan to sell all four properties to third-party owners, and we classified the balances related to these properties as “Assets held for sale” and “Liabilities of assets held for sale” on our Consolidated Balance Sheet.

2006 Dispositions

In 2006 we sold our interest in the 50/50 joint venture with Whitbread PLC (“Whitbread”), which held 46 hotels consisting of more than 8,000 rooms, and we received approximately $164 million in cash, net of transaction costs, which was approximately equal to the investment’s book value. We continue to manage the hotels under the Marriott Hotels & Resorts and Renaissance Hotels & Resorts brands. For additional information regarding this joint venture, see Footnote No. 10, “Marriott and Whitbread Joint Venture.” We also sold our minority interest in five other joint ventures during 2006 for cash proceeds of $64 million and recognized gains of $43 million. Additionally, one cost method investee redeemed the preferred stock we held for $81 million in cash consideration, and we recognized income of $25 million on the redemption.

During 2006 we also sold 10 full-service properties for cash proceeds of $487 million and recognized gains totaling $14 million. We accounted for each of the sales under the full accrual method in accordance with FAS No. 66, “Accounting for Sales of Real Estate,” and will continue to operate eight of the properties under long-term management agreements. The sold properties included eight properties purchased in 2005 from CTF Holdings Ltd. and certain of its affiliates (collectively “CTF”). For additional information regarding the CTF transaction, see the “2005 Acquisitions” caption later in this footnote. Prior to the sale of one property, balances associated with that property were reclassified in conformity with other “held and used” properties, in the first half of 2006 as the property was not expected to be sold, within one year of its classification as “held for sale.” In conjunction with that reclassification, we recorded depreciation expense of $2 million in the first half of 2006 that would have been recognized had the asset been continuously classified as “held and used.” Cash proceeds of $26 million for one hotel sold in 2006 are not reflected in the disposition proceeds of $487 million as the proceeds were initially recorded as a deposit because of a contingency and impacted the “Other investing activities” section of our Consolidated Statement of Cash Flows rather than dispositions. The contingency was subsequently resolved and sale of accounting was achieved in 2006. Other asset sales generated cash proceeds of $2 million.

Late in 2006, we sold a 75 percent interest in a joint venture to a third party for its book value of $14 million. At the time of the sale, the joint venture’s only asset was a parcel of land. In conjunction with the sale, we made a $25 million bridge loan to the joint venture, which matures on February 28, 2007. Following the guidance found in EITF 98-8, “Accounting for Transfers of Investments That Are in Substance Real Estate,” and FAS No. 66, “Accounting for Sales of Real Estate,” due to our continuing involvement with the joint venture, we are consolidating the joint venture for the period of time that the bridge loan remains outstanding. Subsequent to the bridge loan’s repayment, we will account for our remaining interest in the joint venture under the equity method as required by APB 18, “The Equity Method of Accounting for Investments in Common Stock.”

In 1988, the Company as landlord, entered into a 59-year ground lease with a lessee for land that was improved with a hotel that is owned by the lessee. The hotel was previously branded a Marriott property; however, currently it is not. The lease contains contractual rental increases over the term of the lease, and annual ground rent on the land currently totals approximately $5 million. The lease also contains a provision that permits the lessee, under certain circumstances, to purchase the land for a fixed price. The Company and the lessee have had various discussions concerning the land as well as the hotel. During the 2006 second quarter, it became probable that none of the proposed transactions were acceptable to both parties, and the lessee indicated its intent to exercise its option to purchase the land. Accordingly, in the 2006 second quarter, we reclassified the land from the “Property and equipment” caption in our Consolidated Balance Sheet to the “Assets held for sale” caption and recorded a $37 million non-cash charge to adjust the carrying amount to net realizable value. Additional amounts may be due us depending on the lessee’s use of the land subsequent to purchase; however, such amounts will only be recorded if and when paid.

2005 Acquisitions

During the third quarter of 2005, we purchased from CTF Holdings Ltd. and certain of its affiliates (collectively “CTF”) 13 properties (in each case through a purchase of real estate, a purchase of the entity that owned the hotel, or an assignment of CTF’s leasehold rights) and certain joint venture interests from CTF for an aggregate price of $381 million. Prior to the sale, all of the properties were operated by us or our subsidiaries.

At the purchase date, we planned to sell eight of the properties to third-party owners, and the balances related to these full-service properties were classified within the “Assets held for sale” and “Liabilities of assets held for sale” captions in our Consolidated Balance Sheet at year-end 2005. All eight properties were sold in 2006. One operating lease terminated in 2005. We operate the four remaining properties under leases, three of which expire by 2012. Under the purchase and sale agreement we signed with CTF in the second quarter of 2005, we were obligated to purchase two additional properties for $17 million, the acquisition of which was postponed pending receipt of certain third-party consents. We did not purchase these additional two properties and the obligation has expired.

On the closing date we and CTF also modified management agreements on 29 other CTF-leased hotels, 28 located in Europe and one located in the United States. We became secondarily liable for annual rent payments for certain of these hotels when we acquired the Renaissance Hotel Group N.V. in 1997. We continue to manage 16 of these hotels under new long-term management agreements; however, due to certain provisions in the management agreements, we account for these contracts as operating leases. CTF placed approximately $89 million in trust accounts to cover possible shortfalls in cash flow necessary to meet rent payments under these leases. In turn, we released CTF from its guarantees in connection with these leases. Approximately $69 million remained in these trust accounts at the end of 2006. Our financial statements reflect us as lessee on these hotels. Minimum lease payments relating to these leases are as follows: $35 million in 2007; $35 million in 2008; $36 million in 2009; $36 million in 2010; $32 million in 2011; and $214 million thereafter, for a total of $388 million.

For the remaining 13 European leased hotels, CTF may terminate management agreements with us if and when CTF obtains releases from landlords of our back-up guarantees. Pending completion of the CTF-landlord agreements, we continue to manage these hotels under modified management agreements and remain secondarily liable under certain of these leases. We are also secondarily obligated for real estate taxes and other charges associated with the leases. Third parties have severally indemnified us for all payments we may be required to make in connection with these obligations. Since we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future. CTF has made available €35 million in cash collateral in the event that we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $218 million will decline.

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

In 2005 we also purchased two full-service properties, one in Paris, France, and the other in Munich, Germany, for aggregate cash consideration of $146 million. We planned to sell these two full-service properties to third-party owners, and the balances related to these properties were classified within the “Assets held for sale” and “Liabilities of assets held for sale” line items on our Consolidated Balance Sheet at year-end 2005. The property in Paris, France, was sold in 2006. The balances associated with the Munich, Germany, property were reclassified, in conformity with other “held and used” properties in the 2006 fourth quarter as the property was not sold, as expected, within one year of its classification as “held for sale.” In conjunction with that reclassification, we recorded depreciation expense of $5 million in the 2006 fourth quarter that would have been recognized had the asset been continuously classified as “held and used.”

2005 Dispositions

Late in 2005, we contributed land underlying an additional nine Courtyard hotels, worth approximately $40 million, to CBM Land Joint Venture limited partnership (“CBM Land JV”), a joint venture the majority of which was owned, at the time of the transaction, by Sarofim Realty Advisors (“Sarofim”) on behalf of an institutional investor, thereby obtaining a 23 percent equity stake in CBM Land JV. At the same time we completed the sale of a portfolio of land underlying 75 Courtyard by Marriott hotels for approximately $246 million in cash to CBM Land JV. In conjunction with this transaction, we recognized a gain of $17 million in 2005, we deferred recognition of a $5 million of gain due to our minority interest in the joint venture, and we also deferred recognition of a $40 million of gain due to contingencies in the transaction documents. As those contingencies expire in subsequent years, we will recognize additional gains.

We also sold a number of other land parcels in 2005 for $38 million in cash, net of transaction costs, and recognized gains totaling $6 million, and we sold two minority interests in joint ventures for $14 million in cash and recognized gains totaling $7 million.

2004 Dispositions

We sold two lodging properties for $79 million in cash, net of transaction costs, recognized gains totaling $6 million and deferred recognition of gains totaling $1 million due to our continuing involvement with the two properties. None of the deferred gains were recognized in 2005. We accounted for both sales under the full accrual method in accordance with FAS No. 66, “Accounting for Sales of Real Estate,” and will continue to operate the properties under long-term management agreements. We also sold 30 land parcels for $55 million in cash, net of transaction costs, and we recorded gains of $12 million.

Additionally, we sold our Ramada International Hotels & Resorts franchised brand, which consisted primarily of investments in franchise contracts and trademarks and licenses outside of the United States, to Cendant Corporation’s Hotel Group for $33 million in cash, net of transaction costs, and recorded a gain of $4 million.

Cendant exercised its option to redeem our interest in the Two Flags joint venture, and as a result Cendant acquired the trademarks and licenses for the Ramada and Days Inn lodging brands in the United States. We recorded a gain of approximately $13 million in connection with this transaction. We also sold our interests in two joint ventures for $13 million in cash and recognized gains totaling $6 million.

9. GOODWILL AND INTANGIBLE ASSETS

($ in millions)	2006	2005
Contract acquisition costs and other	$809	$679
Accumulated amortization	(234)	(213)

	$575	$466

Goodwill	$1,049	$1,052
Accumulated amortization	(128)	(128)

	$921	$924

We capitalize costs incurred to acquire management, franchise, and license agreements that are both direct and incremental. We amortize these costs on a straight-line basis over the initial term of the agreements, typically 15 to 30 years. We evaluate the carrying values of intangible assets for impairment under the provisions of FAS No. 142, “Goodwill and Other Intangible Assets.” Amortization expense totaled $33 million in 2006, $28 million in 2005, and $33 million in 2004.

10. MARRIOTT AND WHITBREAD JOINT VENTURE

During the 2005 second quarter we established a 50/50 joint venture with Whitbread to acquire Whitbread’s portfolio of 46 franchised Marriott and Renaissance properties consisting of more than 8,000 rooms, and for us to take over management of the entire portfolio of hotels upon the transfer of the hotels to the new joint venture. Whitbread sold its interest in the 46 hotels to the joint venture for approximately £995 million. Whitbread received approximately £710 million in cash (including £620 million from senior debt proceeds) and 50 percent of the preferred and ordinary shares of the joint venture and non-voting deferred consideration shares valued at £285 million. We contributed approximately £90 million ($171 million) in the second quarter of 2005 for the remaining 50 percent of the preferred and ordinary shares of the joint venture.

In the 2006 second quarter we sold our interest in the Whitbread joint venture and we received approximately $164 million in cash, net of transaction costs, which was equal to the investment’s book value at the time the transaction closed. The change between the initial investment and the book value at the time of sale primarily related to foreign currency fluctuations. As we hedged our foreign currency exposure on this investment, the income statement impact resulting from the change in value was immaterial. We continue to manage the hotels under the Marriott Hotels & Resorts and Renaissance Hotels & Resorts brands pursuant to new long-term management agreements that were entered into concurrent with the sale.

11. NOTES RECEIVABLE

($ in millions)	2006	2005
Loans to timeshare owners	$386	$344
Lodging senior loans	9	59
Lodging mezzanine and other loans	268	274

	663	677
Less current portion	(103)	(48)

	$560	$629

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in the accompanying Consolidated Balance Sheet, including $70 million and $33 million, as of year-end 2006 and year-end 2005, respectively, related to “Loans to timeshare owners.”

Our notes receivable are due as follows: 2007-$103 million; 2008-$65 million; 2009-$40 million; 2010-$120 million; 2011-$69 million; and $266 million thereafter. The 2006 notes receivable balance is net of unamortized discounts totaling $28 million and the 2005 notes receivable balance is net of unamortized discounts totaling $28 million. Gains from the sale of notes receivable totaled approximately $79 million, $94 million, and $69 million during 2006, 2005, and 2004, respectively.

Lodging Senior Loans and Lodging Mezzanine and Other Loans

Interest income associated with “Lodging senior loans” and “Lodging mezzanine and other loans” was reflected in the accompanying Consolidated Statement of Income in the “Interest income” caption. We do not accrue interest on “Lodging senior loans” and “Lodging mezzanine and other loans” that are impaired. At year-end 2006, our recorded investment in impaired “Lodging senior loans” and “Lodging mezzanine and other loans” was $92 million, and we had a $70 million allowance for credit losses, leaving $22 million of our investment in impaired loans for which there was no related allowance for credit losses. At year-end 2005, our recorded investment in impaired “Lodging senior loans” and “Lodging mezzanine and other loans” was $184 million, and we had a $103 million allowance for credit losses, leaving $81 million of our investment in impaired loans for which there was no related allowance for credit losses. During 2006 and 2005, our average investment in impaired loans totaled $138 million and $182 million, respectively.

The following table summarizes the activity related to our “Lodging senior loans” and “Lodging mezzanine and other loans” notes receivable reserve for 2004, 2005 and 2006:

($ in millions)	Notes Receivable Reserve
Year-end 2003 balance	$130
Additions	3
Reversals	(11)
Write-offs	(44)
Transfers and other	14

Year-end 2004 balance	92
Additions	11
Reversals	—
Write-offs	(9)
Transfers and other	9

Year-end 2005 balance	103
Additions	—
Reversals	(5)
Write-offs	(38)
Transfers and other	10

Year-end 2006 balance	$70

Loans to Timeshare Owners

The weighted average interest rate for our “Loans to timeshare owners” is 12.4 percent, and the interest rates associated with these loans ranges to 19.5 percent. Interest income associated with “Loans to timeshare owners” of $41 million, $38 million and $23 million for 2006, 2005 and 2004, respectively, was reflected in the accompanying Consolidated Statement of Income in the “Timeshare sales and services” revenue caption. The recorded investment in “Loans to timeshare owners” on nonaccrual status at year-end 2006 and year-end 2005 totaled $67 million and $49 million, respectively. As noted in the “New Accounting Standards” caption of Footnote No. 1 “Summary of Significant Accounting Policies,” we established the reserve for “Loans to timeshare owners” notes receivable in 2006 in conjunction with the adoption of SOP 04-2.

The following table summarizes the activity related to our “Loans to timeshare owners” notes receivable reserve for 2006.

($ in millions)	Notes Receivable Reserve
Year-end 2005 balance	$—
Establishment of reserve	25
Additions for current year sales	20
Write-offs	(16)

Year-end 2006 balance	$29

12. ASSET SECURITIZATIONS

We periodically sell, without recourse, through special purpose entities, notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval, fractional and whole ownership products. We continue to service the notes and transfer all proceeds collected to special purpose entities. We retain servicing assets and other interests in the notes which are accounted for as residual interests. The interests are limited to the present value of cash available after paying financing expenses and program fees, and absorbing credit losses. We have included gains from the sales of timeshare notes receivable totaling $77 million in 2006 within the “Timeshare sales and services” revenue caption in our Consolidated Statement of Income. Gains from the sale of timeshare notes receivable of $69 million in 2005 and $64 million in 2004 are in the “Gains and other income” caption in the accompanying Consolidated Statement of Income. For additional information regarding the classification of gains from the sale of timeshare notes receivable, see the “Basis of Presentation” caption in Footnote No. 1, “Summary of Significant Accounting Policies.” We had residual interests of $221 million and $196 million, respectively, at year-end 2006 and year-end 2005 which are recorded in the accompanying Consolidated Balance Sheet as other long-term receivables of $137 million and $125 million, respectively, and other current assets of $84 million and $71 million, respectively. In addition, in September 2006, we repurchased notes receivable with a principal balance of $31 million and in November 2006, sold those notes, along with $249 million of additional notes in a $280 million note securitization. The gain on the sale of these timeshare notes receivable is included in the amount disclosed above.

At the date of sale and at the end of each reporting period, we estimate the fair value of residual interests, excluding servicing assets, using a discounted cash flow model. These transactions may utilize interest rate swaps to protect the net interest margin associated with the beneficial interest. We report in income changes in the fair value of residual interests, excluding servicing assets, as they are considered trading securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During 2006, 2005 and 2004, we recorded trading gains of $19 million, $2 million and $3 million, respectively. We used the following key assumptions to measure the fair value of the residual interests, excluding servicing assets, at the date of sale during 2006, 2005, and 2004: average discount rate of 9.22 percent, 8.56 percent and 7.80 percent, respectively; average expected annual prepayments, including defaults, of 25.22 percent, 23.56 percent and 18.61 percent, respectively; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 70 months, 79 months and 83 months, respectively; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 32 months, 38 months and 42 months, respectively. Our key assumptions are based on experience.

We used the following key assumptions in measuring the fair value of the residual interests, excluding servicing assets, in our nine outstanding note sales at year-end 2006: an average discount rate of 9.21 percent; an average expected annual prepayment rate, including defaults, of 19.78 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 63 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults of 35 months.

At the date of sale, we measure servicing assets at their allocated previous carrying amount based on relative fair value. Servicing assets are classified as held to maturity under the provisions of FAS No. 115 and are recorded at amortized cost.

Cash flows between us and third-party purchasers during 2006, 2005, and 2004, were as follows: net proceeds to us from new timeshare note sales of $508 million, $399 million and $312 million, respectively; repurchases by us of defaulted loans (over 150 days overdue) of $24 million, $23 million and $18 million, respectively; repurchases by us of other loans in 2006 of $31 million; servicing fees received by us of $5 million in 2006, $4 million and $4 million, respectively; and cash flows received from our retained interests of $91 million, $86 million and $90 million, respectively.

At year-end 2006, $1,123 million of principal remains outstanding in all sales in which we have a retained residual interest. Delinquencies of more than 90 days at year-end 2006 amounted to $5 million. Existing reserves were adequate for defaulted loans that were resolved during 2006. We have been able to resell timeshare units underlying defaulted loans without incurring material losses.

We have completed a stress test on the fair value of the residual interests with the objective of measuring the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate and weighted average remaining term. The fair value of the residual interests was $221 million at year-end 2006, before any stress test changes were applied. An increase of 100 basis points in the prepayment rate would decrease the year-end valuation by $4 million, or 1.7 percent, and an increase of 200 basis points in the prepayment rate would decrease the year-end valuation by $7 million, or 3.3 percent. An increase of 100 basis points in the discount rate would decrease the year-end valuation by $5 million, or 2.1 percent, and an increase of 200 basis points in the discount rate would decrease the year-end valuation by $9 million, or 4.1 percent. A decline of two months in the weighted-average remaining term would decrease the year-end valuation by $2 million, or 1.0 percent, and a decline of four months in the weighted-average remaining term would decrease the year-end valuation by $4 million, or 2.0 percent.

13. LONG-TERM DEBT

Our long-term debt at year-end 2005 and year-end 2004 consisted of the following:

($ in millions)	2006	2005
Senior Notes:
Series C, interest rate of 7.875%, maturing September 15, 2009	$76	$76
Series E, interest rate of 7.000%, maturing January 15, 2008	91	91
Series F, interest rate of 4.625%, maturing June 15, 2012	349	348
Series G, interest rate of 5.810%, maturing November 10, 2015	399	396
Series H, interest rate of 6.200%, maturing June 15, 2016	349	—
Commercial paper, average interest rate of 5.4% at year-end 2006	315	499
Mortgage debt, average interest rate of 7.9% at year-end 2006, maturing May 1, 2025	167	171
Other	87	156

	1,833	1,737
Less current portion	(15)	(56)

	$1,818	$1,681

As of year-end 2006, all debt, other than mortgage debt and $1 million of other debt, is unsecured.

We are party to a multicurrency revolving credit agreement that provides for borrowings of up to $2.0 billion which supports our commercial paper program and letters of credit. Borrowings under the facility bear interest at the London Interbank Offered Rate (LIBOR) plus a spread, based on our public debt rating. Additionally, we pay annual fees on the facility at a rate also based on our public debt rating. In the 2006 second quarter, we executed an amendment that extended the maturity date for $1.955 billion of commitments under this agreement by one year to June 6, 2011. The remaining $45 million commitment still matures on June 6, 2010.

In 2005 we began issuing short-term commercial paper in Europe in addition to our long-standing commercial paper program in the United States. Our U.S. and European commercial paper issuances are subject to the availability of the commercial paper market, as we have no commitment from buyers to purchase our commercial paper. We reserve unused capacity under our credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. We classify commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis.

During the 2006 second quarter, we sold $350 million aggregate principal amount of 6.200 percent Series H Notes due 2016 (the “Notes”). We received net proceeds of approximately $347 million from this offering, after deducting a discount, underwriting fees, and other expenses, and we used these proceeds to repay commercial paper borrowings and for general corporate purposes.

Interest on the Notes is paid on June 15 and December 15 of each year, with the first interest payment occurring on December 15, 2006. The Notes will mature on June 15, 2016, and are redeemable, in whole or in part, at any time and from time to time under the terms provided in the Form of Note. The Notes were issued under an indenture with JP Morgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, dated November 16, 1998.

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

Aggregate debt maturities are: 2007-$15 million; 2008-$108 million; 2009-$94 million; 2010-$18 million; 2011-$19 million and $1,579 million thereafter.

Cash paid for interest, net of amounts capitalized, was $73 million in 2006, $87 million in 2005 and $88 million in 2004.

14. SELF-INSURANCE RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The activity in the reserve for losses and loss adjustment expenses is summarized as follows:

($ in millions)	2006	2005
Balance at beginning of year	$264	$234
Less: reinsurance recoverable	(24)	(23)

Net balance at beginning of year	240	211

Incurred related to:
Current Year	122	139
Prior year	(20)	(26)

Total incurred	102	113

Paid related to:
Current Year	(37)	(24)
Prior year	(50)	(60)

Total paid	(87)	(84)

Net balance at end of year	255	240
Add: reinsurance recoverable	16	24

Balance at end of year	$271	$264

The provision for unpaid loss and loss adjustment expenses decreased by $20 million and $26 million in 2006 and 2005, respectively, as a result of changes in estimates from insured events of the prior years due to changes in underwriting experience and frequency and severity trends. The year-end 2006 self-insurance reserve of $271 million is comprised of a current portion of $87 million and a long-term portion of 184 million. The year-end 2005 self-insurance reserve of $264 million is comprised of a current portion of $84 million and a long-term portion of $180 million.

15. SHAREHOLDERS’ EQUITY

Eight hundred million shares of our Class A Common Stock, with a par value of $.01 per share, are authorized, and 10 million shares of preferred stock, without par value, are authorized. As of the 2006 fiscal year-end, there were 389.5 million shares of our Class A Common Stock outstanding and no shares of our preferred stock were outstanding.

On March 27, 1998, our Board of Directors adopted a shareholder rights plan under which one preferred stock purchase right was distributed for each share of our Class A Common Stock. Each right entitles the holder to buy 1/1000th of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $175. The rights may not presently be exercised, but will be exercisable 10 days after a person or group acquires beneficial ownership of 20 percent or more of our Class A Common Stock or begins a tender or exchange for 30 percent or more of our Class A Common Stock. Shares owned by a person or group on March 27, 1998, and held continuously thereafter, are exempt for purposes of determining beneficial ownership under the rights plan. The rights are nonvoting and will expire on March 27, 2008, the tenth anniversary of the adoption of the shareholder rights plan unless previously exercised or redeemed by us for $.01 each. If we are involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right.

Accumulated other comprehensive income of $44 million at year-end 2006 primarily consisted of gains totaling $35 million associated with available-for-sale securities and gains totaling $12 million associated with foreign currency translation adjustments. Accumulated other comprehensive loss of $11 million at year-end 2005 consisted primarily of losses totaling $16 million associated with foreign currency translation adjustments which were partially offset by gains totaling $8 million associated with available-for-sale securities.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

We believe that the fair values of current assets and current liabilities approximate their reported carrying amounts. The fair values of non-current financial assets, liabilities and derivatives are shown in the following table.

	2006		2005
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and other long-term assets	$993	$996	$1,374	$1,412

Long-term debt and other long-term liabilities	$1,816	$1,847	$1,636	$1,685

Derivative instruments	$6	$6	$6	$6

We value notes and other receivables based on the expected future cash flows discounted at risk-adjusted rates. We determine valuations for long-term debt and other long-term liabilities based on quoted market prices or expected future payments discounted at risk-adjusted rates.

17. DERIVATIVE INSTRUMENTS

During 2003, we entered into an interest rate swap agreement under which we receive a floating rate of interest and pay a fixed rate of interest. The swap modifies our interest rate exposure by effectively converting a note receivable with a fixed rate to a floating rate. The aggregate notional amount of the swap is $92 million and it matures in 2010. The swap is classified as a fair value hedge under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and the change in the fair value of the swap, as well as the change in the fair value of the underlying note receivable, is recognized in interest income. The fair value of the swap was a $1 million asset at year-end 2006 and 2005, and a $3 million liability at year-end 2004. The hedge is highly effective and, therefore, no net gain or loss was reported during 2006, 2005, and 2004.

During 2006, we entered into an interest rate swap agreement to manage the volatility of the U.S. Treasury component of the interest rate risk associated with the forecasted issuance of our Series H Notes. During 2005, we entered into two similar instruments in conjunction with the forecasted issuance of our Series F Notes and the exchange of our Series C and E Notes for new Series G Notes. All three swaps were designated as cash flow hedges under FAS No. 133 and were terminated upon pricing of the notes. All three swaps were highly effective in offsetting fluctuations in the U.S. Treasury component. Thus, there was no net gain or loss reported in earnings during 2006 or 2005. The net losses for these swaps of $2 million in 2006 associated with the Series H Notes and $2 million in 2005 associated with the Series F Notes and Series G Notes were recorded in other comprehensive income and are being amortized to interest expense using the interest method over the life of the notes.

At year-end 2006, we had four outstanding interest rate swap agreements to manage interest rate risk associated with the residual interests we retain in conjunction with our timeshare note sales. Historically, we were required by purchasers and/or rating agencies to utilize interest rate swaps to protect the excess spread within our sold note pools. The aggregate notional amount of the swaps is $209 million, and they expire through 2022. These swaps are not accounted for as hedges under FAS No. 133. The fair value of the swaps was a net asset of $5 million at year-end 2006 and $6 million at year-end 2005. For the outstanding interest rate swaps, we recorded a $1 million net loss during 2006 and a $2 million net gain during each of 2005 and 2004.

During 2006, 2005 and 2004, we entered into interest rate swaps to manage interest rate risk associated with forecasted timeshare note sales. During 2006, two swaps (the “2006 swaps”) were designated as cash flow hedges under FAS No. 133 and were highly effective in offsetting interest rate fluctuations. The amount of the ineffectiveness was immaterial. During 2006, we terminated the 2006 swaps and recognized a net gain of $1 million in the gains from the sales of Timeshare segment notes receivable. In 2005 and 2004 some swaps (the “2005 and 2004 swaps”) did not qualify for hedge accounting. The non-qualifying 2005 and 2004 swaps resulted in a loss of $3 million during 2005 and a gain of $2 million during 2004. These amounts were included in the gains from the sales of Timeshare segment notes receivable. During 2005 one of the terminated swaps was designated as a cash flow hedge under FAS No. 133. The amount of the ineffectiveness was immaterial and upon termination we recognized a net gain of $2 million in gains from the sales of Timeshare segment notes receivable.

During 2006, 2005 and 2004, we entered into forward foreign exchange contracts to manage the foreign currency exposure related to certain monetary assets. The aggregate dollar equivalent of the notional amount of the contracts was $217 million at year-end 2006. The forward exchange contracts do not qualify as hedges in accordance with FAS No. 133. The fair value of the forward contracts was zero at year-end 2006 and a liability of $2 million at year-end 2005. We recorded a $34 million loss during 2006, a $26 million gain in 2005, and $3 million net loss during 2004, relating to these forward foreign exchange contracts. The net gains and losses for all years were recorded as general, administrative and other and were offset by income and losses recorded from translating the related monetary assets denominated in foreign currencies into U.S. dollars.

During 2006, 2005 and 2004, we entered into foreign exchange option and forward contracts to hedge the potential volatility of earnings and cash flows associated with variations in foreign exchange rates. The aggregate dollar equivalent of the notional amounts of the contracts was $47 million at year-end 2006. These contracts have terms of less than one year and are classified as cash flow hedges. Changes in their fair values are recorded as a component of other comprehensive income. The fair value of the option contracts was approximately zero at year-end 2006 and zero at year-end 2005. The remaining hedges were highly effective and there was no net gain or loss reported in earnings for 2006, 2005 and 2004. As of year-end 2006, the deferred gains or losses on existing contracts accumulated in other comprehensive income that we expect to reclassify into earnings over the next year were approximately zero.

During 2006 and 2005, we entered into forward foreign exchange contracts to manage currency exchange rate volatility associated with certain investments in foreign operations. The contracts offset the gains and losses associated with translation adjustments for various investments in foreign operations. One contract was designated as a hedge in the net investment of a foreign operation under FAS No. 133. The hedge was highly effective and resulted in no net gain or loss for 2006 and a $1 million net loss for 2005 in the foreign currency translation adjustment section of other comprehensive income. Certain contracts did not qualify as hedges under FAS No. 133 and resulted in a loss of $17 million for 2006 and a gain of $3 million for 2005, both impacting our general, administrative and other expenses. One contract remained at year-end 2006, which had an aggregate dollar equivalent of the notional amount of $43 million and a fair value of zero. Contracts remaining at year-end 2005 had an aggregate dollar equivalent of the notional amount of $229 million and a fair value of approximately zero.

During 2006, in response to high oil prices and uncertainty surrounding the potential phase out of tax credits, we entered into oil price hedges in conjunction with our synthetic fuel operation. These hedges do not qualify as cash flow hedges under FAS No. 133. Therefore, changes in the fair values of these instruments are marked-to-market through interest income at each reporting period. Correspondingly, we recorded a net loss of $4 million during 2006. At year-end 2006, two hedges with a total fair value of $5 million remained outstanding.

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at year-end 2006 are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Future Fundings at Year-end 2006
Debt service	$50	$1
Operating profit	181	20
Project completion	8	—
Other	29	3

Total guarantees where we are the primary obligor	$268	$24

Our guarantees of $268 million listed in the preceding table include $43 million for guarantees that will not be in effect until the underlying properties open and we begin to operate the properties. Guarantees not in effect are comprised of $5 million of debt service guarantees and $38 million of operating profit guarantees.

The guarantees of $268 million in the preceding table do not include $283 million of guarantees related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”) is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business in 2003, these preexisting guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

The table also does not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $22 million and total remaining rent payments through the initial term of approximately $218 million. CTF has made available €35 million in cash collateral in the event that we are required to fund under such guarantees. As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $218 million will decline. Since we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

In addition to the guarantees described above, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of the actions of the other joint venture owner or our own actions. Furthermore, in addition to the project completion guarantees notes in the preceding table, we have provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $524 million. Payments for cost overruns for this project will be satisfied by the joint venture via contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture which is 34 percent. We do not expect to fund under this guarantee.

Commitments and Letters of Credit

In addition to the guarantees noted previously, as of year-end 2006, we had extended approximately $11 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $5 million by year-end 2007. We do not expect to fund the remaining $6 million of commitments, which expire as follows: $1 million within one year; $1 million in three to four years; and $4 million after five years. At year-end 2006, we also have commitments to invest up to $31 million of equity for minority interests in partnerships that plan to purchase both North American full-service and limited-service hotels, which expire as follows: $5 million within one year; $21 million in one to two years; and $5 million after five years.

At year-end 2006, we also had $108 million of letters of credit outstanding on our behalf, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf at year-end 2006, totaled $640 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

Synthetic Fuel

The tax credits available under the Internal Revenue Code for the production and sale of synthetic fuels were established by Congress to encourage the development of alternative domestic energy sources. Congress deemed that the incentives provided by the tax credits would not be necessary if the price of oil increased beyond certain thresholds as prices would then provide a more natural market for these alternative fuels. As a result, the tax credits available under the Internal Revenue Code for the production and sale of synthetic fuel in any given calendar year are phased out if the Reference Price of a barrel of oil for that year falls within a specified range. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and is determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. In 2004 and 2005, the Reference Price was roughly equal to 89 percent of the average price in those years of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil. The price range within which the credit is phased out was set in 1980 and is adjusted annually for inflation. In 2005, the Reference Price phase-out range was $53.20 to $66.79. Because the Reference Price of a barrel of oil for 2005 was below that range, at $50.26, there was no reduction of the tax credits available for synthetic fuel produced and sold in 2005. Assuming a 2 percent inflation adjustment factor for 2006 and assuming that the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains approximately the same in 2006 as it was in 2005, we currently estimate that there was a 39 percent reduction of the tax credits available for synthetic fuel produced and sold in 2006.

We cannot predict with any accuracy the future price of a barrel of oil. As noted in Footnote No. 2, “Synthetic Fuel,” earlier in this report, we suspended synthetic fuel production twice in 2006 for varying lengths of time in response to high oil prices. If the Reference Price of a barrel of oil in 2007 exceeds the applicable phase-out threshold, the tax credits generated by our synthetic fuel facilities in 2007 could be reduced or eliminated, which would have a negative impact on our results of operations. Late in 2006 and early in 2007, we entered into hedge agreements to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2007.

See Footnote No. 2, “Synthetic Fuel,” earlier in this report, for additional information related to the synthetic fuel operations, including information related to the cessation of synthetic fuel production permanently at the end of 2007.

Investment in Leveraged Lease

At year-end 2006, we had a $23 million investment in an aircraft leveraged lease with Delta Air Lines, Inc. (“Delta”) which we acquired in 1994. The gross investment is comprised of rentals receivable and the residual value of the aircraft offset by unearned income. On September 14, 2005, Delta filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and informed us that it wished to restructure the lease. As a result, we believe our investment was impaired, and have recorded pre-tax charges of approximately $18 million through 2006.

Audit of Employee Stock Ownership Plan Transaction

The IRS is currently auditing the Company’s federal tax returns for the 2000, 2001 and 2002 fiscal years. As part of that audit, the IRS is reviewing a leveraged employee stock ownership plan (“ESOP”) feature of the Company’s Employees’ Profit Sharing, Retirement and Savings Plan and Trust (the “Plan”) that was implemented in a transaction (the “ESOP Transaction”) on June 13, 2000. Principal and interest on the debt related to the transaction was forgiven over a 26-month period as a mechanism for funding Company contributions of elective deferrals and matching contributions to the Plan. The Company claimed federal income tax deductions for the forgiven principal on the debt in the amount of $1 billion over that period, along with forgiven interest on the debt. The benefit related to the tax deductions was reflected in equity and did not flow through the provision for income taxes.

Based on discussions with the IRS during the course of the audit, the IRS may seek to disallow some or all of the deductions related to the ESOP Transaction, and may seek to impose other taxes, penalties, and interest, including excise taxes for prohibited transactions under Section 4975 of the Internal Revenue Code of 1986, as amended. In a January 19, 2007, letter to the Company, the U.S. Department of Labor confirmed that it is reviewing the ESOP Transaction. The Company has retained counsel to assist with the audit process and to respond to any claims or assessments the IRS or Department of Labor issues. Although we are early in the process of closing this audit, we do not expect the result of the audit to have a material impact on either equity for any lost deductions or earnings for interest or penalties, if any, related to the ESOP Transaction.

19. LEASES

We have summarized our future obligations under operating leases at year-end 2006, below:

Fiscal Year	($ in millions)
2007	$143
2008	139
2009	129
2010	122
2011	115
Thereafter	833

Total minimum lease payments where we are the primary obligor	$1,481

Most leases have initial terms of up to 20 years and contain one or more renewal options, generally for five- or 10-year periods. These leases provide for minimum rentals and additional rentals based on our operations of the leased property. The total minimum lease payments above include $460 million, representing obligations of consolidated subsidiaries that are non-recourse to Marriott International, Inc.

As discussed in Footnote No. 8, “Acquisitions and Dispositions,” we became secondarily liable for annual rent payments for certain of these hotels when we acquired the Renaissance Hotel Group N.V. in 1997. We continue to manage 16 of these hotels under new long-term management agreements; however, due to certain provisions in the management agreements, we account for these contracts as operating leases. CTF has placed approximately $89 million in trust accounts to cover possible shortfalls in cash flow necessary to meet rent payments under these leases. In turn, we released CTF affiliates from their guarantees in connection with these leases. Approximately $69 million remained in these trust accounts at year-end 2006. Minimum lease payments relating to these leases, which are not reflected in the $1,481 million above, are as follows: $35 million in 2007; $35 million in 2008; $36 million in 2009; $36 million in 2010; $32 million in 2011; and $214 million thereafter, for a total of $388 million.

Rent expense associated with operating leases consisted of:

($ in millions)	2006	2005	2004
Minimum rentals	$253	$211	$216
Additional rentals	109	86	93

	$362	$297	$309

We have summarized our future obligations under capital leases at year-end 2006, below:

Fiscal Year	($ in millions)
2007	$9
2008	79
2009	1
2010	1
2011	1
Thereafter	8

Total minimum lease payments	99
Less: Amount representing interest	(11)

Present value of net minimum lease payments	$88

The accompanying Consolidated Balance Sheet for year-end 2006, included $81 million in the “Liabilities of assets held for sale” caption that represented the present value of net minimum lease payments associated with one property that was “held for sale,” and it also included $7 million in the “Long-term debt” caption that represented the present value of net minimum lease payments associated with other capital leases. The accompanying Consolidated Balance Sheet for year-end 2005 included $9 million in the “Long-term debt” caption and $1 million in the “Current portion of long-term debt” caption that represented the present value of net minimum lease payments associated with capital leases.

20. BUSINESS SEGMENTS

We are a diversified hospitality company with operations in six business segments:

•

North American Full-Service Lodging, which includes the Marriott Hotels & Resorts, JW Marriott Hotels & Resorts, Marriott Conference Centers, Renaissance Hotels & Resorts, and Renaissance ClubSport brands located in the continental United States and Canada;

•

North American Limited-Service Lodging, which includes the Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites and Marriott ExecuStay brands located in the continental United States and Canada;

•

International Lodging, which includes Marriott Hotels & Resorts, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Courtyard, Fairfield Inn, Residence Inn, Ramada International and Marriott Executive Apartments brands located outside the continental United States and Canada;

•	Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts brands worldwide;

•

Timeshare, which includes the development, marketing, operation and sale of timeshare, fractional and whole ownership properties under the Marriott Vacation Club, The Ritz-Carlton Club, Grand Residences by Marriott and Horizons by Marriott Vacation Club brands worldwide; and

•	Synthetic Fuel, which includes our interest in the operation of coal-based synthetic fuel production facilities.

In addition to the segments above, in 2002 we announced our intent to sell, and subsequently did sell, our Senior Living Services business segment and exited our Distribution Services business segment.

In 2006, the company analyzed its internal reporting process and implemented changes in the fourth quarter that were designed to improve efficiency. As part of this process, we evaluated the impact on segment reporting and made certain changes that were in accordance with U.S. generally accepted accounting principles. These reporting changes are in conformity with the requirements of FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and will better enable investors to view the Company the way management views it. Accordingly, we now report six operating segments as compared to five before the change and indirect administrative expenses are no longer allocated to our segments. Senior management now allocates resources and assesses performance based on the six operating segments. The revised segment reporting is reflected throughout this report for all periods presented. Historical figures are presented in a manner that is consistent with the revised segment reporting.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense or indirect general, administrative and other expenses. With the exception of the Synthetic Fuel segment, we do not allocate income taxes or interest income to our segments. As note sales are an integral part of the Timeshare segment, we include note sale gains in our Timeshare segment results, and we allocate other gains and losses as well as equity earnings or losses from our joint ventures and divisional general, administrative and other expenses to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

We have aggregated the brands presented within our North American Full-Service, North American Limited-Service, International and Luxury segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment and our organizational structure and management reporting structure.

Revenues

($ in millions)

	2006	2005	2004
North American Full-Service Segment	$5,196	$5,116	$4,691
North American Limited-Service Segment	2,060	1,886	1,673
International Segment	1,411	1,017	604
Luxury Segment	1,423	1,333	1,263
Timeshare Segment	1,840	1,721	1,502

Total Lodging	11,930	11,073	9,733
Other unallocated corporate	65	56	45
Synthetic Fuel Segment	165	421	321

	$12,160	$11,550	$10,099

Income from Continuing Operations

($ in millions)

	2006	2005	2004
North American Full-Service Segment	$455	$349	$337
North American Limited-Service Segment	380	303	233
International Segment	237	133	109
Luxury Segment	63	45	35
Timeshare Segment	280	271	203

Total Lodging financial results	1,415	1,101	917
Other unallocated corporate	(251)	(219)	(220)
Synthetic Fuel Segment (after-tax)	5	125	107
Interest income, provision for loan losses and interest expense (excluding the Synthetic Fuel Segment)	(72)	(55)	55
Income taxes (excluding the Synthetic Fuel Segment)	(380)	(284)	(265)

	$717	$668	$594

Equity in Earnings (Losses) of Equity Method Investees ($ in millions)
	2006	2005	2004
North American Full-Service Segment	$2	$21	$8
North American Limited-Service Segment	—	(6)	(17)
International Segment	—	20	5
Luxury Segment	(2)	(1)	(3)
Timeshare Segment	(2)	1	(7)

Total Lodging	(2)	35	(14)
Other unallocated corporate	5	1	—
Synthetic Fuel Segment	—	—	(28)

	$3	$36	$(42)

Depreciation and Amortization

($ in millions)

	2006	2005	2004
North American Full-Service Segment	$24	$19	$26
North American Limited-Service Segment	24	24	21
International Segment	23	18	13
Luxury Segment	7	10	10
Timeshare Segment	39	46	49

Total Lodging	117	117	119
Other unallocated corporate	61	57	39
Synthetic Fuel Segment	10	10	8

	$188	$184	$166

Assets ($ in millions)
	2006	2005	2004
North American Full-Service Segment	$1,104	$1,309	$1,270
North American Limited-Service Segment	565	613	1,058
International Segment	1,225	1,333	897
Luxury Segment	755	656	687
Timeshare Segment	2,560	2,454	2,321

Total Lodging	6,209	6,365	6,233
Other unallocated corporate	2,288	2,062	2,319
Synthetic Fuel Segment	91	103	116

	$8,588	$8,530	$8,668

Equity Method Investments ($ in millions)
	2006	2005	2004
North American Full-Service Segment	$18	$21	$32
North American Limited-Service Segment	35	50	77
International Segment	73	119	84
Luxury Segment	17	18	4
Timeshare Segment	168	115	31

Total Lodging	311	323	228
Other unallocated corporate	21	26	21

	$332	$349	$249

Goodwill ($ in millions)
	2006	2005	2004
North American Full-Service Segment	$406	$407	$407
North American Limited-Service Segment	72	72	72
International Segment	273	273	272
Luxury Segment	170	172	172

Total Lodging	$921	$924	$923

Capital Expenditures

($ in millions)

	2006	2005	2004
North American Full-Service Segment	$75	$197	$56
North American Limited-Service Segment	38	10	18
International Segment	215	376	3
Luxury Segment	104	84	5
Timeshare Segment	28	27	38

Total Lodging	460	694	120
Other unallocated corporate	69	86	61

	$529	$780	$181

Our tax provision of $286 million for 2006 includes: a tax benefit and tax credits of $94 million associated with our Synthetic Fuel segment; our tax provision of $94 million for 2005 includes a tax benefit and tax credits of $190 million associated with our Synthetic Fuel segment; and our tax provision of $100 million for 2004 includes a tax benefit and tax credits of $165 million associated with our Synthetic Fuel segment.

Segment expenses include selling expenses directly related to the operations of the businesses, aggregating $600 million in 2006, $609 million in 2005 and $454 million in 2004. Approximately 90 percent, 90 percent and 94 percent for 2006, 2005, and 2004, respectively, of the selling expenses are related to our Timeshare segment.

The consolidated financial statements include the following related to operations located outside the United States (which are predominately related to our International lodging segment): Revenues of $1,869 million in 2006, $1,388 million in 2005, and $972 million in 2004; Lodging financial results of $298 million in 2006 (28 percent from Asia, 30 percent from the Americas excluding the United States, 13 percent from the United Kingdom, 19 percent from Europe, 8 percent from the Middle East and Africa, and 2 percent from Australia), $178 million in 2005 and $163 million in 2004; and fixed assets of $684 million in 2006 and $574 million in 2005. Additionally, the “Assets held for sale” caption in our accompanying Consolidated Balance Sheet included fixed assets totaling $348 million and $376 million for year-end 2006 and year-end 2005, respectively, that were associated with properties located outside the United States. No individual country, other than the United States, constitutes a material portion of our revenues, financial results or fixed assets.

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

We currently consolidate four entities that are variable interest entities under FIN 46(R). These entities were established with the same partner to lease four Marriott-branded hotels. The combined capital in the four variable interest entities is less than $1 million, which is used primarily to fund hotel working capital. Our equity at risk is $2 million and we hold 55 percent of the common equity shares.

We have one other significant interest in an entity that is a variable interest entity under FIN 46(R). In February 2001, we entered into a shareholders’ agreement with an unrelated third party to form a joint venture to own and lease luxury hotels to be managed by us. In February 2002, the joint venture signed its first lease with a third-party landlord. We hold 35 percent of the equity and 65 percent of the debt. In addition, each equity partner entered into various guarantees with the landlord to guarantee lease payments. Our maximum exposure to loss is $17 million. We do not consolidate the joint venture since we do not bear the majority of the expected losses or expected residual returns.

In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions” we manage 15 hotels on behalf of four tenant entities 100 percent owned by CTF, which lease the 15 hotels from third-party owners. The entities have minimal equity and minimal assets comprised of hotel working capital. CTF has placed money in a trust account to cover cash flow shortfalls and to meet rent payments. At year-end 2006, the trust account held approximately $46 million. The entities are variable interest entities under FIN 46(R). We do not consolidate the entities, as we do not bear the majority of the expected losses. We are secondarily liable for rent payments for nine of the 15 hotels in the event that there are cash flow shortfalls and there is no money left in the trust. Future minimum lease payments through the end of the lease term for these nine hotels total approximately $141 million. In addition, we are also secondarily liable for rent payments of up to $39 million for the six other hotels in the event that there are cash flow shortfalls.

We also manage one hotel on behalf of a tenant entity 100 percent owned by CTF, which leases the hotel from a third-party owner. The entity has minimal equity and minimal assets comprised of hotel working capital. CTF has placed money in a trust account to cover cash flow shortfalls and to meet rent payments. At year-end 2006, there was approximately $23 million in the trust. The entity is a variable interest entity under FIN 46(R). We consolidate the entity as we bear the majority of the expected losses. We are secondarily liable for rent payments for this hotel in the event that there is a cash flow shortfall and there is not money left in the trust. Future minimum lease payments through the end of the lease term total $208 million.

22. RELATED PARTY TRANSACTIONS

Equity Method Investments

We have equity method investments in entities that own properties where we provide management and/or franchise services and receive a fee. In addition, in some cases we provide loans, preferred equity or guarantees to these entities. Our ownership interest in these equity method investments generally varies from 10 to 50 percent.

The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

($ in millions)	2006	2005	2004
Base management fees	$62	$83	$72
Incentive management fees	22	14	8
Cost reimbursements	649	936	802
Owned, leased, corporate housing and other revenue	3	22	29

Total revenue	$736	$1,055	$911

General, administrative and other	$(1)	$(19)	$(33)
Reimbursed costs	(649)	(936)	(802)
Gains and other income	28	54	19
Interest income	4	31	74
Reversal of provision for loan losses	1	—	3
Equity in losses-Synthetic fuel	—	—	(28)
Equity in earnings (losses)-Other	3	36	(14)

Balance Sheet Data

($ in millions)	2006	2005
Current assets-accounts and notes receivable	$76	$47
Contract acquisition costs	34	26
Cost method investments	45	166
Equity method investments	332	349
Loans to equity method investees	27	36
Long-term deferred tax assets, net	4	19
Current liabilities:
Accounts payable	—	(2)
Other payables and accruals	(2)	(43)
Other long-term liabilities	(13)	(19)

Summarized information relating to the entities in which we have equity method investments is as follows:
($ in millions)	2006	2005	2004
Income Statement Summary
Sales	$1,479	$1,975	$1,617

Net income (loss)	$169	$259	$(69)

($ in millions)	2006	2005
Balance Sheet Summary
Assets (primarily comprised of hotel real estate managed by us)	$4,348	$5,589

Liabilities	$2,837	$3,654

JWM Family Enterprises, L.P.

JWM Family Enterprises, L.P. (“Family Enterprises”) is a Delaware limited partnership which is beneficially owned and controlled by members of the family of J.W. Marriott, Jr., the Company’s Chairman and Chief Executive Officer, including John W. Marriott III, the Company’s Vice-Chairman, who is Chief Executive Officer of Family Enterprises, and J.W. Marriott, Jr. himself. In July 2006, the Company sold the Dallas, Texas, Renaissance Hotels & Resorts brand hotel to Family Enterprises for a sale price of approximately $38 million and recognized a gain of $1 million on the sale. The Company originally acquired the hotel from a third party in June 2005. The sale to Family Enterprises resulted from a competitive auction process involving other unrelated bidders in which Family Enterprises submitted the most competitive bid.

23. RELATIONSHIP WITH MAJOR CUSTOMER

As of year-end 2006, Host Hotels & Resorts, Inc. (“Host”), known as Host Marriott Corporation prior to April 18, 2006, owned or leased 153 lodging properties operated by us under long-term agreements. The revenues recognized from lodging properties owned or leased by Host (which are included in our North American Full-Service, North American Limited-Service, and International segments) for the last three fiscal years are shown in the following table:

($ in millions)	2006	2005	2004
Revenues	$2,475	$2,427	$2,423

Additionally, Host is a partner in several unconsolidated partnerships that own lodging properties operated by us under long-term agreements. As of year-end 2006, Host was affiliated with 121 such properties operated by us. The revenues associated with those properties (which are included in our North American Full-Service, North American Limited-Service and International segments) that were recognized by the Company for the last three fiscal years are shown in the following table:

($ in millions)	2006	2005	2004
Revenues	$353	$352	$329

In December 2000, we acquired 120 Courtyard by Marriott hotels through the Courtyard Joint Venture, an unconsolidated Joint Venture with an affiliate of Host, and we and Host owned equal shares in the Joint Venture. Prior to the formation of the Courtyard Joint Venture, Host was a general partner in the unconsolidated partnerships that owned the 120 Courtyard by Marriott hotels. During the 2005 second quarter, Sarofim Realty Advisors, on behalf of an institutional investor, completed the acquisition of a 75 percent interest in the Courtyard Joint Venture, and we signed new long-term management agreements with the joint venture. With the addition of the new equity, our interest in the joint venture has declined to approximately 21 percent and Host’s interest declined to less than 4 percent. As part of the completed transaction, our mezzanine loan to the joint venture (including accrued interest) totaling approximately $269 million was repaid. The transaction accelerated the pace of reinventions and upgrades at the joint venture’s 120 hotels, which were substantially complete at year-end 2006.

QUARTERLY FINANCIAL DATA – UNAUDITED

	Fiscal Year 2006 (1),(2)
($ in millions, except per share data)	First Quarter (3)	Second Quarter (3)	Third Quarter	Fourth Quarter	Fiscal Year
Revenues (4)	$2,705	$2,891	$2,703	$3,861	$12,160

Operating income (4)	$203	$274	$229	$305	$1,011

Income from continuing operations minority interest	$170	$186	$141	$220	$717
Discontinued operations, net of tax	—	—	—	—	—
Cumulative effect of change in accounting principle, net of tax(3)	(109)	—	—	—	(109)

Net income	$61	$186	$141	$220	$608

Diluted earnings per share from continuing operations	$0.39	$0.43	$0.33	$0.52	$1.66
Diluted losses per share from cumulative effect of accounting change	(0.25)	—	—	—	(0.25)
Diluted earnings per share from discontinued operations	—	—	—	—	—

Diluted earnings per share	$0.14	$0.43	$0.33	$0.52	$1.41

	Fiscal Year 2005 (1),(2)
($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues (4)	$2,534	$2,661	$2,714	$3,641	$11,550

Operating income (4)	$158	$41	$135	$221	$555

Income from continuing operations	$145	$138	$148	$237	$668
Discontinued operations, after-tax	—	—	1	—	1

Net income	$145	$138	$149	$237	$669

Diluted earnings per share from continuing operations	$0.30	$0.29	$0.32	$0.54	$1.45
Diluted earnings per share from discontinued operations	—	—	—	—	—

Diluted earnings per share	$0.30	$0.29	$0.32	$0.54	$1.45

(1)	The quarters consisted of 12 weeks, except for the fourth quarter, which consisted of 16 weeks.
(2)

All share and per share amounts have been adjusted to reflect the June 2006 stock split. The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

(3)

See the Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions,” (“SOP 04-2”) discussions in the “Basis of Presentation” and “New Accounting Standards” captions in Footnote No. 1, “Summary of Significant Accounting Policies,” located in Part I, Item 8, “Financial Statements and Supplementary Data” of this Annual Report for additional information as both the 2006 “First Quarter” column and the 2006 “Second Quarter” column reflect revisions to previously reported amounts.

(4)	Balances reflect the Distribution Services business as discontinued operations.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

PART III

Items 10, 11, 12, 13, 14.

As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with the 2007 Annual Meeting of Shareholders by reference in this Annual Report on Form 10-K.

ITEM 10.	We incorporate this information by reference to the “Directors Standing For Election,” “Directors Continuing In Office,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Selection of Director Nominees” sections of our Proxy Statement. We have included information regarding our executive officers and our Code of Ethics below.

ITEM 11.	We incorporate this information by reference to the “Executive Compensation” section of our Proxy Statement.

ITEM 12.	We incorporate this information by reference to the “Securities Authorized for Issuance Under Equity Compensation Plans” and the “Stock Ownership” sections of our Proxy Statement.

ITEM 13.	We incorporate this information by reference to the “Certain Relationships and Related Transactions, and Director Independence” section of our Proxy Statement.

ITEM 14.	We incorporate this information by reference to the “Principal Independent Auditor Fee Disclosure” and the “Pre-Approval of Independent Auditor Fees and Services Policy” sections of our Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 1, 2007.

Name and Title	Age	Business Experience
J.W. Marriott, Jr. Chairman of the Board and Chief Executive Officer	74	J.W. Marriott, Jr. has been Chief Executive Officer of Marriott International, Inc. (the Company) and its predecessors since 1972, and Chairman of the Board since 1985. He joined Marriott Corporation (now known as Host Hotels & Resorts, Inc.) in 1956, became President and a director in 1964. Mr. Marriott is also a director of the United States Naval Academy Foundation. He serves on the Board of Trustees of the National Geographic Society and The J. Willard & Alice S. Marriott Foundation and is a member of the Executive Committee of the World Travel & Tourism Council and the National Business Council. Mr. Marriott is Chairman of the President’s Export Council, a presidential advisory committee on export trade, and he serves on the U.S. Travel and Tourism Advisory Board (TTAB) and on the Secure Borders Open Doors Advisory Committee (SBODAC). In addition, he serves as Chairman of the Leadership Council of the Laura Bush Foundation for America’s Libraries. Mr. Marriott has served as a director of the Company since March 1998. He is the father of John W. Marriott III, the non-employee Vice Chairman of the Company’s Board of Directors.

Carl T. Berquist Executive Vice President Financial Information and Enterprise Risk Management	55	Carl T. Berquist joined Marriott International in December 2002 as Executive Vice President of Financial Information and Enterprise Risk Management. He also serves as Principal Accounting Officer of the Company. Prior to joining Marriott, Mr. Berquist was a partner at Arthur Andersen LLP most recently as managing partner of the mid-Atlantic region which included five offices from Philadelphia, PA, to Richmond, VA. Mr. Berquist is a member of Penn State’s Smeal Business School’s Board of Visitors and is a board member of Eberle Communications, Inc., a privately held fund-raising company, and Avendra LLC, a privately held procurement company. He recently joined the board of Hertz Global Holdings, Inc.

Simon F. Cooper President and Chief Operating Officer The Ritz-Carlton Hotel Company, L.L.C.	61	Simon F. Cooper joined Marriott International in 1998 as President of Marriott Lodging Canada and Senior Vice President of Marriott Lodging International. In 2000, the Company added the New England Region to his Canadian responsibilities. Prior to joining Marriott, Mr. Cooper was President and Chief Operating Officer of Delta Hotels and Resorts. He is a fellow of the Board of Trustees for the Educational Institute of the American Hotel and Motel Association. Mr. Cooper was appointed to his current position as President and COO, The Ritz-Carlton Hotel Company, in February 2001.

Name and Title	Age	Business Experience
Edwin D. Fuller Executive Vice President and Managing Director International Lodging	61	Edwin D. Fuller joined Marriott in 1972 and held several sales positions before being appointed Vice President of Marketing in 1979. He became Regional Vice President of the Midwest Region in 1985, Regional Vice President of the Western Region in 1988, and in 1990 was promoted to Senior Vice President & Managing Director of International Lodging, with a focus on developing the international group of hotels. He was named Executive Vice President and Managing Director of International Lodging in 1994, and was promoted to his current position in 1997.

Robert J. McCarthy President North American Lodging Operations and Global Brand Management	53	Robert J. “Bob” McCarthy has over 30 years experience with Marriott. Prior to his current position, he served as Executive Vice President of North American Lodging Operations for Marriott International; Senior Vice President of the Northeast region for Marriott Lodging; and Vice President of Operations for Courtyard and Fairfield Inn. He is also Chairman of the Board of Managers of Avendra, LLC, a procurement company serving the hospitality industry.

David A. Rodriguez Executive Vice President Global Human Resources	48	David A. Rodriguez joined Marriott International and assumed the role of Senior Vice President-Staffing & Development in 1998. In 2003, he was appointed Executive Vice President-Human Resources for Marriott Lodging and in 2006 he assumed the role of Executive Vice President-Global Human Resources for Marriott International. Prior to joining Marriott International, he held several senior roles in human resources at Citicorp (now Citigroup) from 1989-1998.

Edward A. Ryan Executive Vice President and General Counsel	53	Edward A. Ryan was named Executive Vice President and General Counsel in November 2006. He joined Marriott in 1996 as Assistant General Counsel, was promoted to Senior Vice President and Associate General Counsel in 1999, and has had responsibility for all new management agreements and real estate development worldwide for full-service and limited-service hotels. Most recently, Mr. Ryan assumed responsibility for all corporate transactions and corporate governance. Prior to joining Marriott, Mr. Ryan was a partner at the law firm of Hogan & Hartson in Washington, D.C.

William J. Shaw Director, President and Chief Operating Officer	61	William J. Shaw has served as President and Chief Operating Officer of the Company since 1997 (including service in the same capacity with Old MI until March 1998). He joined Marriott Corporation in 1974, was elected Corporate Controller in 1979 and a Corporate Vice President in 1982. In 1986, Mr. Shaw was elected Senior Vice President-Finance and Treasurer of Marriott Corporation. He was elected Chief Financial Officer and Executive Vice President of Marriott Corporation in 1988. In 1992, he was elected President of the Marriott Service Group. He also serves on the Board of Trustees of the University of Notre Dame, the NCAA Leadership Advisory Board, and the Board of the Wolf Trap Foundation for the Performing Arts. Mr. Shaw served as a director of Old MI from March 1998 through June 2001. He has served as a director of the Company since March 1997.

Name and Title	Age	Business Experience

Arne M. Sorenson Executive Vice President, Chief Financial Officer and President, Continental European Lodging	48	Arne M. Sorenson joined Marriott in 1996 as Senior Vice President of Business Development. He was instrumental in our acquisition of the Renaissance Hotel Group in 1997. Prior to joining Marriott, he was a partner in the law firm of Latham & Watkins in Washington, D.C., where he played a key role in 1992 and 1993 in the distribution of Old MI by Marriott Corporation. Mr. Sorenson was appointed Executive Vice President and Chief Financial Officer in 1998 and assumed the additional title of President, Continental European Lodging, in January 2003.

James M. Sullivan Executive Vice President Lodging Development	63

James M. Sullivan joined Marriott Corporation in 1980, departed in 1983 to acquire, manage, expand and subsequently sell a successful restaurant chain, and returned to Marriott Corporation in 1986 as Vice President of Mergers and Acquisitions.

Mr. Sullivan became Senior Vice President, Finance-Lodging in 1989, Senior Vice President-Lodging Development in 1990 and was appointed to his current position in 1995.

Stephen P. Weisz President Marriott Vacation Club	56	Stephen P. Weisz joined Marriott Corporation in 1972 and was named Regional Vice President of the Mid-Atlantic Region in 1991. Mr. Weisz had previously served as Senior Vice President of Rooms Operations before being appointed Vice President of the Revenue Management Group. Mr. Weisz became Senior Vice President of Sales and Marketing for Marriott Hotels, Resorts & Suites in 1992 and Executive Vice President-Lodging Brands in 1994. Mr. Weisz was appointed to his current position in 1996.

Code of Ethics

The Company has long maintained and enforced an Ethical Conduct Policy that applies to all Marriott associates, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer and to each member of our Board of Directors. We have posted our Code of Ethics (“Ethical Conduct Policy”) in the “Corporate Governance” section of our Investor Relations Web site, www.Marriott.com/investor. Any future changes or amendments to our Ethical Conduct Policy, and any waiver of our Ethical Conduct Policy that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, or member of the Board of Directors, will be posted to www.Marriott.com/investor.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.(i).1	Fourth Amended and Restated Certificate of Incorporation of the Company.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.(i).2	Certificate of Elimination for the Capped Convertible Preferred Stock and ESOP Convertible Preferred Stock (nullifying and eliminating supplementary Certificates of Designation previously filed as Exhibits No. 3.1 and 3.2 to our Form 10-Q for the fiscal quarter ended June 16, 2000, filed July 28, 2000).	Exhibit 3(i) to our Form 8-K filed February 7, 2006 (File No. 001-13881).

3.(ii)	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Amended and Restated Rights Agreement dated as of August 9, 1999, with The Bank of New York, as Rights Agent.	Exhibit No. 4.1 to our Form 10-Q for the fiscal quarter ended September 10, 1999 (File No. 001-13881).

4.3	Form of Rights Certificate.	Exhibit No. 99.4 to our Form 8-A/A filed April 3, 1998 (File No. 001-13881).

4.4	Indenture dated November 16, 1998, with JPMorgan Chase Bank, N.A., as Trustee, formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year ended January 1, 1999 (File No. 001-13881).

4.5	Form of 7.875% Series C Note due 2009.	Exhibit No. 4.1 to our Form 8-K filed on September 21, 1999 (File No. 001-13881).

4.6	Form of 7.000% Series E Note due 2008.	Exhibit No. 4.1(f) to our Form S-3 filed January 17, 2001 (File No. 333-53860).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
4.7	Form of 4.625% Series F Note due 2012.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2005 (File No. 001-13881).

4.8	Form of 5.810% Series G Note due 2015.	Exhibit No. 4.1 to our Form 10-Q for the fiscal quarter ended June 16, 2006 (File No. 001-13881).

4.9	Form of 6.200% Series H Note due 2016.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2006 (File No. 001-13881).

*10.1	Marriott International, Inc. Executive Officer Deferred Compensation Plan.	Exhibit No. 10.1 to our Form 10-Q for the fiscal quarter ended September 10, 2004 (File No. 001-13881).

*10.2	Marriott International, Inc. Executive Officer Incentive Plan and Executive Officer Individual Performance Plan.	Exhibit No. 10.2 to our Form 10-Q for the fiscal quarter ended September 10, 2004 (File No. 001-13881).

*10.3	2002 Comprehensive Stock and Cash Incentive Plan, as Amended and Restated effective May 6, 2005.	Exhibit No. 99 to our Form 8-K filed May 19, 2005 (File No. 001-13881).

*10.4	Second Amendment to the 2002 Comprehensive Stock and Cash Incentive Plan.	Exhibit No. 10.4 to our Form 10-K filed February 22, 2006 (File No. 001-13881).

*10.5	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.	Exhibit No. 10.5 to our Form 10-K filed February 22, 2006 (File No. 001-13881).

*10.6	Form of Non-Employee Director Non-Qualified Stock Option Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.	Exhibit No. 10.4 to our Form 10-Q for the fiscal quarter ended September 10, 2004 (File No. 001- 13881).

*10.7	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.	Exhibit No. 10.7 to our Form 10-K filed February 22, 2006 (File No. 001-13881).

*10.8	Form of Alternate Executive Restricted Stock Unit Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.	Exhibit No. 10.8 to our Form 10-K filed February 22, 2006 (File No. 001-13881).

*10.9	Form of MI Shares Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.	Exhibit No. 10.9 to our Form 10-K filed February 22, 2006 (File No. 001-13881).

*10.10	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.	Exhibit No. 10 to our Form 8-K filed February 6, 2006 (File No. 001-13881).

*10.11	Summary of Marriott International, Inc. Director Compensation.	Exhibit No. 10 to our Form 8-K filed December 27, 2005 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
10.12	U.S. $2.0 billion Credit Agreement dated as of June 3, 2005, with Citibank, N.A., as Administrative Agent and certain banks.	Exhibit No. 10 to our Form 8-K filed June 8, 2005 (File No. 001-13881).

10.13	Conformation of Extension for the $2.0 billion Credit Agreement dated as of June 3, 2005, with Citibank, N.A., as Administrative Agent and certain banks.	Exhibit No. 10.2 to our Form 10-Q filed July 19, 2006 (File No. 001-13881).

*10.14	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan.	Exhibit No. 10 to our Form 8-K filed February 6, 2006 (File No. 001-13881).

*10.15	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. 2002 Comprehensive Stock and Cash Incentive Plan (For Non-Employee Directors).	Exhibit No. 10 to our Form 8-K filed May 3, 2006 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

21	Subsidiaries of Marriott International, Inc.	Filed with this report.

23	Consent of Ernst & Young LLP.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

*	Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 21st day of February 2007.

MARRIOTT INTERNATIONAL, INC.

By:	/s/ J.W. Marriott, Jr.
J.W. Marriott, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/ J.W. Marriott, Jr.
J.W. Marriott, Jr.	Chairman of the Board, Chief Executive Officer and Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Arne M. Sorenson
Arne M. Sorenson	Executive Vice President and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Carl T. Berquist
Carl T. Berquist	Executive Vice President, Financial Information and Enterprise Risk Management

DIRECTORS:

/s/ John W. Marriott III	/s/ George Muñoz
John W. Marriott III, Vice Chairman of the Board	George Muñoz, Director

/s/ Richard S. Braddock	/s/ Harry J. Pearce
Richard S. Braddock, Director	Harry J. Pearce, Director

/s/ Lawrence W. Kellner	/s/ William J. Shaw
Lawrence W. Kellner, Director	William J. Shaw, Director

/s/ Debra L. Lee	/s/ Lawrence M. Small
Debra L. Lee, Director	Lawrence M. Small, Director

/s/ Floretta Dukes McKenzie
Floretta Dukes McKenzie, Director