Form 10-Q
period 2007-03-23
MARRIOTT INTERNATIONAL INC /MD/
filed 2007-04-23
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 23, 2007

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Class	Shares outstanding at April 6, 2007
Class A Common Stock, $0.01 par value	386,344,533

MARRIOTT INTERNATIONAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 23, 2007	March 24, 2006
REVENUES
Base management fees	$134	$127
Franchise fees	91	82
Incentive management fees	71	59
Owned, leased, corporate housing, and other revenue	250	254
Timeshare sales and services	369	306
Cost reimbursements	1,921	1,820
Synthetic fuel	68	57

	2,904	2,705
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	219	208
Timeshare-direct	312	240
Reimbursed costs	1,921	1,820
General, administrative, and other	147	150
Synthetic fuel	104	84

	2,703	2,502

OPERATING INCOME	201	203
Gains and other income	23	34
Interest expense	(33)	(27)
Interest income	3	11
Reversal of provision for loan losses	—	2
Equity in earnings (losses)	2	(3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	196	220
Provision for income taxes	(14)	(56)
Minority interest	—	6

INCOME FROM CONTINUING OPERATIONS	182	170
Cumulative effect of change in accounting principle, net of tax	—	(109)

NET INCOME	$182	$61

EARNINGS PER SHARE-Basic
Earnings from continuing operations	$0.47	$0.41
Loss from cumulative effect of accounting change	—	(0.26)

Earnings per share	$0.47	$0.15

EARNINGS PER SHARE-Diluted
Earnings from continuing operations	$0.44	$0.39
Loss from cumulative effect of accounting change	—	(0.25)

Earnings per share	$0.44	$0.14

DIVIDENDS DECLARED PER SHARE	$0.0625	$0.0525

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

($ in millions)

	March 23, 2007 (Unaudited)	December 29, 2006
ASSETS
Current assets
Cash and equivalents	$124	$193
Accounts and notes receivable	1,198	1,117
Inventory	1,172	1,208
Deferred taxes, net	219	200
Assets held for sale	475	411
Other	211	185

	3,399	3,314
Property and equipment	1,272	1,238

Intangible assets
Goodwill	921	921
Contract acquisition costs	579	575

	1,500	1,496
Equity and cost method investments	383	402

Notes receivable
Loans to equity method investees	34	27
Loans to timeshare owners	401	316
Other notes receivable	177	217

	612	560
Other long-term receivables	178	178
Deferred taxes, net	766	665
Other	633	735

	$8,743	$8,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$107	$15
Accounts payable	610	658
Accrued payroll and benefits	462	615
Liability for guest loyalty program	383	384
Liabilities of assets held for sale	90	102
Timeshare segment deferred revenue	144	178
Other payables and accruals	748	570

	2,544	2,522
Long-term debt	2,311	1,818
Liability for guest loyalty program	870	847
Self-insurance reserves	182	184
Other long-term liabilities	614	599

Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,483	3,617
Retained earnings	2,927	2,860
Treasury stock, at cost	(4,224)	(3,908)
Accumulated other comprehensive income	31	44

	2,222	2,618

	$8,743	$8,588

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

(Unaudited)

	Twelve Weeks Ended
	March 23, 2007	March 24, 2006
OPERATING ACTIVITIES
Net income	$182	$61
Adjustments to reconcile to cash (used in) provided by operating activities:
Depreciation and amortization	45	40
Minority interest	—	(5)
Income taxes	(42)	(31)
Timeshare activity, net	(103)	(79)
Liability for guest loyalty program	14	16
Cumulative effect of change in accounting principle	—	109
Working capital changes	(254)	(98)
Other	5	6

Net cash (used in) provided by operating activities	(153)	19

INVESTING ACTIVITIES
Capital expenditures	(158)	(102)
Dispositions	48	160
Loan advances	(1)	(23)
Loan collections and sales	48	21
Equity and cost method investments	1	(71)
Other	(4)	(48)

Net cash used in investing activities	(66)	(63)

FINANCING ACTIVITIES
Commercial paper, net	586	205
Issuance of long-term debt	1	2
Repayment of long-term debt	(9)	(7)
Issuance of Class A Common Stock	95	73
Dividends paid	(25)	(21)
Purchase of treasury stock	(492)	(236)
Other	(6)	(3)

Net cash provided by financing activities	150	13

DECREASE IN CASH AND EQUIVALENTS	(69)	(31)
CASH AND EQUIVALENTS, beginning of period	193	203

CASH AND EQUIVALENTS, end of period	$124	$172

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (together with its subsidiaries, “we,” “us” or the “Company”).

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. You should, however, read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006 (“2006 Form 10-K”). Certain terms not otherwise defined in this quarterly report have the meanings specified in our 2006 Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates. We have reclassified certain prior year amounts to conform to our 2007 presentation.

Our 2007 first quarter ended on March 23, 2007; our 2006 fourth quarter ended on December 29, 2006; and our 2006 first quarter ended on March 24, 2006. In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 23, 2007, and December 29, 2006, and the results of our operations and cash flows for the twelve weeks ended March 23, 2007, and March 24, 2006. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

2.	New Accounting Standards

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on December 30, 2006, the first day of the 2007 first quarter. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48, of $155 million as an adjustment to the opening balance of retained earnings and additional paid-in-capital on December 30, 2006. See Footnote No. 4, “Income Taxes,” for additional information.

Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of Statement No. 140”

We adopted FASB’s Financial Accounting Standards (“FAS”) No. 156, “Accounting for Servicing of Financial Assets—an amendment of Statement No. 140,” (“FAS No. 156”) on December 30, 2006, the first day of the 2007 first quarter. FAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. It also allows an entity to subsequently elect fair value measurement for its servicing assets and liabilities. We recorded the cumulative effect of applying FAS No. 156, of $1 million, net of tax, as an adjustment to the opening balance of retained earnings on December 30, 2006. See Footnote No. 12, “Asset Securitizations,” for additional information.

Future Adoption of Accounting Standards

Financial Accounting Standards No. 157, “Fair Value Measurements”

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”). This standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, which is our 2008 fiscal year. Provisions of FAS No. 157 must be applied prospectively as of the beginning of the first fiscal year in which FAS No. 157 is applied. We are evaluating the impact that FAS No. 157 will have on our financial statements.

EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”

In November 2006, the Emerging Issues Task Force of FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 will require condominium sales to meet the continuing investment criterion in FAS No. 66 in order to recognize profit under the percentage of completion method. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007, which is our 2008 fiscal year. The cumulative effect of applying EITF 06-8, if any, will be recorded as an adjustment to the opening balance of retained earnings in the year of adoption. We are evaluating the impact that EITF 06-8 will have on our financial statements.

Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which is our 2008 fiscal year. We are evaluating the impact that FAS No. 159 will have on our financial statements.

3.	Synthetic Fuel

At year-end 2006, as noted in our 2006 Form 10-K, our feedstock supplier’s mine that is adjacent to our production plant in Alabama was closed, and accordingly production at our plant was suspended. During the first quarter of 2007, the mine was reopened and in mid-April, subsequent to the end of the 2007 first quarter, synthetic fuel production resumed at our Alabama plant.

4.	Income Taxes

We adopted the provisions of FIN 48, on December 30, 2006, the first day of the 2007 first quarter. As a result of the implementation of FIN 48, we recorded a $155 million increase in the net liability for unrecognized tax positions, which was recorded as an adjustment to the opening balance of retained earnings and additional paid-in-capital on December 30, 2006. The total amount of unrecognized tax benefits as of March 23, 2007, was $244 million. Included in the balance at March 23, 2007, were $107 million of tax positions that, if recognized, would affect the effective tax rate. We are in discussions with the Internal Revenue Service (“IRS”) and other taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 52-week period. An estimate of the range of the possible change cannot be made. See the “Audit of Employee Stock Ownership Plan Transaction” caption in Footnote No. 15, “Contingencies,” for additional information.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. Our Condensed Consolidated Statement of Income for the quarter ended March 23, 2007, and our Condensed Consolidated Balance Sheet as of that date include interest of $4 million and $45 million, respectively.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Our 2006 federal income tax return is being examined under the IRS Compliance Assurance Program (CAP). This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Our 2005 federal income tax return is subject to audit by the IRS. Our 2000 through 2004 federal income tax returns are under IRS examination under the general Large Case Examination Program. We are no longer subject to IRS examination for periods prior to 2000, although carryforward attributes that were generated prior to 2000 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. Various state, local, and foreign income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

5.	Share-Based Compensation

Under our 2002 Comprehensive Stock and Cash Incentive Plan (“the Comprehensive Plan”), we currently award: (1) stock options to purchase our Class A Common Stock (“Stock Option Program”); (2) share appreciation rights for our Class A Common Stock; (3) restricted stock units of our Class A Common Stock; and (4) deferred stock units. The awards are granted at exercise prices or strike prices that are equal to the market price of our Class A Common Stock on the date of grant.

We granted 2.2 million restricted stock units during the first quarter 2007 under the Comprehensive Plan to certain officers and key employees and those units vest generally over four years in annual installments commencing one year after the date of grant. The weighted average grant-date fair value of the restricted stock units granted in the first quarter of 2007 was $49.

In the 2007 first quarter, we granted 33,000 stock options that had a weighted average grant-date fair value of $19, and the options had a weighted average exercise price of $49. The options are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant and expire 10 years after the date of grant.

During the first quarter of 2007, we also granted 0.4 million employee share appreciation rights (“Employee SARs”) with a weighted average base value of $49 and a weighted average grant-date fair value of $19 to officers and key employees. Employee SARs expire 10 years after the date of grant and generally both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four fiscal years following the date of grant. For Employee SARs and options for 2007, we have assumed annual dividends of $0.2875, expected volatilities of 28 percent, that annual dividends will grow at the annual rate of $0.0125, and a risk-free interest rate of 4.8 percent. The risk-free rate was based on the 8-year U.S. Treasury spot rate at the date of grant, converted to a continuously compounded rate. Both the Employee SARs and options have expected lives of seven years.

6.	Earnings Per Share

The table below illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	Twelve Weeks Ended
(in millions, except per share amounts)	March 23, 2007	March 24, 2006
Computation of Basic Earnings Per Share

Income from continuing operations	$182	$170
Weighted average shares outstanding	388.1	411.6

Basic earnings per share from continuing operations	$0.47	$0.41

Computation of Diluted Earnings Per Share

Income from continuing operations	$182	$170

Weighted average shares outstanding	388.1	411.6
Effect of dilutive securities
Employee stock option and share appreciation rights plans	18.5	20.4
Deferred stock incentive plans	2.0	7.1
Restricted stock units	2.7	1.9

Shares for diluted earnings per share	411.3	441.0

Diluted earnings per share from continuing operations	$0.44	$0.39

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period.

In accordance with FAS No. 128, “Earnings per Share,” we do not include the following stock options in our calculation of diluted earnings per share because the option exercise prices were greater than the average market prices for the applicable periods:

(a)	for the 12-week period ended March 23, 2007, 0.2 million options; and

(b)	for the 12-week period ended March 24, 2006, 0.1 million options.

7.	Inventory

Inventory, totaling $1,172 million and $1,208 million as of March 23, 2007, and December 29, 2006, respectively, consists primarily of Timeshare segment interval, fractional, and whole ownership products totaling $1,138 million and $1,166 million as of March 23, 2007, and December 29, 2006, respectively. Inventory totaling $34 million and $42 million as of March 23, 2007, and December 29, 2006, respectively, relates to hotel operating supplies for the limited number of properties we own or lease and synthetic fuel. We value Timeshare segment interval, fractional, and whole ownership products and our Synthetic Fuel segment inventory at the lower of cost or net realizable value and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional, and whole ownership products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

8.	Assets Held for Sale

Assets held for sale totaled $475 million at the end of the 2007 first quarter and consisted of property and equipment of $459 million, accounts receivable of $9 million, cash of $6 million, and other assets of $1 million. The $475 million total reflected the following segment composition: International Lodging-$273 million; Luxury Lodging-$87 million; North American Full-Service Lodging-$104 million; and North American Limited-Service Lodging-$11 million. Liabilities of assets held for sale totaled $90 million at the end of the 2007 first quarter and consisted of debt totaling $78 million, accounts payable of $5 million, accrued payroll and benefits of $5 million, and other payables and accruals of $2 million.

Assets held for sale totaled $411 million at year-end 2006 and consisted of property and equipment of $391 million, accounts receivable of $10 million, cash of $6 million, and other assets of $4 million. The $411 million total reflected the following segment composition: International Lodging-$295 million; Luxury Lodging-$73 million; and North American Full-Service Lodging-$43 million. Liabilities of assets held for sale totaled $102 million at year-end 2006 and consisted of debt totaling $81 million, accounts payable of $11 million, accrued payroll and benefits of $8 million, and other payables and accruals of $2 million.

In the 2007 first quarter we reclassified the balances associated with one property, in conformity with other “held and used” properties, as the property no longer satisfied the criteria to be classified as “held for sale.” In conjunction with that reclassification, we recorded depreciation expense of $4 million in the 2007 first quarter that would have been recognized had the asset been continuously classified as “held and used.”

9.	Property and Equipment

The following table details the composition of our property and equipment balances at March 23, 2007, and December 29, 2006.

($ in millions)	March 23, 2007	December 29, 2006
Land	$271	$316
Buildings and leasehold improvements	782	724
Furniture and equipment	912	888
Construction in progress	261	215

	2,226	2,143
Accumulated depreciation	(954)	(905)

	$1,272	$1,238

10.	Acquisitions and Dispositions

2007 Acquisitions

During the 2007 first quarter, we acquired the fee simple interest in the improvements of three properties and the leasehold interest in the ground upon which the three properties are located for cash consideration of $58 million. The purchase includes one full-service property and two limited-service properties. We plan to sell all the purchased interests to third-party owners. We classified the balances related to these properties as “Assets held for sale” and “Liabilities of assets held for sale” on our Condensed Consolidated Balance Sheet. In the 2007 first quarter, we also purchased certain land parcels for cash consideration of $30 million.

2007 Dispositions

In the 2007 first quarter, we sold one property for cash proceeds of $28 million, which was approximately equal to the property’s book value. We accounted for the sale under the full accrual method in accordance with FAS No. 66, “Accounting for Sales of Real Estate.” Also during the 2007 first quarter, we sold our interest in a joint venture for cash proceeds of $20 million and recognized a gain of $10 million. Finally, during the 2007 first quarter we sold a portion of our available-for-sale securities in one company for $26 million and recognized a gain of $11 million. Proceeds from this sale were received subsequent to the end of the quarter.

11.	Notes Receivable

The following table details the composition of our notes receivable balances at March 23, 2007, and December 29, 2006.

($ in millions)	March 23, 2007	December 29, 2006
Loans to timeshare owners	$475	$386
Lodging senior loans	9	9
Lodging mezzanine and other loans	227	268

	711	663
Less current portion	(99)	(103)

	$612	$560

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in the accompanying Condensed Consolidated Balance Sheet, including $74 million and $70 million, as of March 23, 2007, and December 29, 2006, respectively, related to “Loans to timeshare owners.”

12.	Asset Securitizations

As noted in Footnote No. 12, “Asset Securitizations,” in our 2006 Form 10-K, we periodically sell, without recourse, through special purpose entities, notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. We continue to service the notes and transfer all proceeds collected to special purpose entities. We retain servicing assets and other interests in the notes and account for these assets and interests as residual interests. The interests are limited to the present value of cash available after paying financing expenses and program fees, and absorbing credit losses. Prior to the start of the 2007 fiscal year, we measured servicing assets at the date of sale at their allocated previous carrying amount based on relative fair value, classified those assets as held to maturity under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS No. 115”), and recorded those assets at amortized cost.

On December 30, 2006, the first day of our 2007 first quarter, we adopted FAS No. 156. In conjunction with the adoption of FAS No. 156, we elected to subsequently measure our servicing assets using the fair value method. Under the fair value method, we carry servicing assets on the balance sheet at fair value, and report the changes in fair value, primarily due to changes in valuation inputs and assumptions, and to the collection or realization of expected cash flows, in earnings in the period in which the change occurs.

To determine the fair value of servicing assets, we use a valuation model that calculates the present value of estimated future net servicing income, which is based on the monthly fee the Company receives for servicing its securitized notes. We use market assumptions in the valuation model, including estimates of prepayment speeds, default rates, and discount rates.

Effective December 30, 2006, upon the remeasurement of our servicing assets at fair value, we recorded a cumulative-effect adjustment to the 2007 beginning balance of retained earnings of $1 million after-tax ($2 million pre-tax) in our Condensed Consolidated Balance Sheet. Accordingly, servicing assets totaled $11 million at year-end 2006 and $13 million on the first day of the 2007 first quarter. At March 23, 2007, servicing assets totaled $12 million.

13.	Long-Term Debt

Our long-term debt at March 23, 2007, and December 29, 2006, consisted of the following:

($ in millions)	March 23, 2007	December 29, 2006
Senior Notes:
Series C, interest rate of 7.875%, maturing September 15, 2009	$76	$76
Series E, interest rate of 7.000%, maturing January 15, 2008	91	91
Series F, interest rate of 4.625%, maturing June 15, 2012	349	349
Series G, interest rate of 5.810%, maturing November 10, 2015	399	399
Series H, interest rate of 6.200%, maturing June 15, 2016	349	349
Commercial paper, average interest rate of 5.4% at March 23, 2007	902	315
Mortgage debt, average interest rate of 7.9% at March 23, 2007, maturing May 1, 2025	166	167
Other	86	87

	2,418	1,833
Less current portion	(107)	(15)

	$2,311	$1,818

As of the end of our 2007 first quarter, all debt, other than mortgage debt and $1 million of other debt, is unsecured.

We are party to a multicurrency revolving credit agreement that provides for borrowings of up to $2.0 billion which supports our commercial paper program and letters of credit.

14.	Comprehensive Income and Capital Structure

Our total comprehensive income was $169 million and $74 million for the twelve weeks ended March 23, 2007, and March 24, 2006, respectively. The principal difference between net income and comprehensive income for the 2007 12-week period primarily relates to mark-to-market adjustments associated with available-for-sale securities, partially offset by foreign currency translation adjustments. The principal difference between net income and comprehensive income for the 2006 12-week period primarily relates to mark-to-market adjustments associated with available-for-sale securities, but also includes foreign currency translation adjustments.

For the twelve weeks, ended March 23, 2007, approximately 3.7 million shares of our Class A Common Stock were issued as a result of exercised options. In addition, during the first quarter of 2007 we repurchased approximately 9.5 million shares of our Class A Common Stock at an average price of $47.46 per share.

15.	Contingencies

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at March 23, 2007, are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings at March 23, 2007
Debt service	$45	$1
Operating profit	180	15
Project completion	8	—
Other	29	3

Total guarantees where we are the primary obligor	$262	$19

Our guarantees of $262 million listed in the preceding table include $38 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties.

The guarantees of $262 million in the preceding table do not include $274 million of guarantees related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds and CNL Retirement Properties, Inc. (“CNL”) is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business in 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

The table also does not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $21 million and total remaining rent payments through the initial term of approximately $190 million. CTF Holdings Ltd. (“CTF”) had originally made available €35 million, in cash collateral in the event that we are required to fund under such guarantees (approximately €31 million remained at the end of the 2007 first quarter). As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $190 million will decline. Since we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts, under these guarantees in the future.

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

Commitments and Letters of Credit

In addition to the guarantees noted previously, as of March 23, 2007, we had extended approximately $11 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $6 million as follows: $5 million in one year and $1 million in two to three years. We do not expect to fund the remaining $5 million of commitments, which expire as follows: $1 million in four to five years; and $4 million after five years. At March 23, 2007, we also have commitments to invest up to $29 million of equity for minority interests in partnerships that plan to purchase North American full-service and limited-service properties, which expire as follows: $5 million within one year; $20 million in one to two years; and $4 million after five years. As of March 23, 2007, we also had a commitment to invest up to $27 million (20 million euros) in a joint venture of which we are a partner. There is no current expectation of funding this amount.

At March 23, 2007, we also had $104 million of letters of credit outstanding on our behalf, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of March 23, 2007, totaled $651 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

Synthetic Fuel

The tax credits available under the Internal Revenue Code for the production and sale of synthetic fuels were established by Congress to encourage the development of alternative domestic energy sources. Congress deemed that the incentives provided by the tax credits would not be necessary if the price of oil increased beyond certain thresholds as prices would then provide a more natural market for these alternative fuels. As a result, the tax credits available under the Internal Revenue Code for the production and sale of synthetic fuel in any given calendar year are phased out if the Reference Price of a barrel of oil for that year falls within a specified range. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and is determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. In 2005 and 2006, the Reference Price was roughly equal to 89 percent and 90 percent, respectively, of the average price in those years of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil. The price range within which the credit is phased out was set in 1980 and is adjusted annually for inflation. In 2006, the Reference Price phase-out range was $55.06 to $69.12. Because the Reference Price of a barrel of oil for 2006 was within that range, at $59.68, there was a 33 percent reduction of the tax credits available for synthetic fuel produced and sold in 2006.

Assuming a 2 percent inflation adjustment factor for 2007 and assuming that the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains approximately the same in 2007 as it was in 2006, we currently estimate that the tax credits available for production and sale in 2007 would begin to be phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $62 and would be fully phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $78. The average price of the benchmark NYMEX futures contract for 2007, through April 18, 2007, was approximately $59.09.

We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2007 exceeds the applicable phase-out threshold, the tax credits generated by our synthetic fuel facilities could be reduced or eliminated. Late in 2006 and early in 2007, we entered into hedge agreements to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2007.

Audit of Employee Stock Ownership Plan Transaction

In Footnote No. 18, “Contingencies,” to our 2006 Form 10-K we disclosed that the IRS is auditing the Company’s federal tax returns for the 2000, 2001, and 2002 fiscal years. As part of that audit, the IRS reviewed a leveraged employee stock ownership plan (“ESOP”) feature of the Company’s Employees’ Profit Sharing, Retirement and Savings Plan and Trust (the “Plan”) that was implemented in a transaction (the “ESOP transaction”) on June 13, 2000. Principal and interest on the debt related to the transaction was forgiven over a 26-month period as a mechanism for funding Company contributions of elective deferrals and matching contributions to the Plan. The Company claimed federal income tax deductions for the forgiven principal on the debt in the amount of $1 billion over that period, along with forgiven interest on the debt. The benefit related to the tax deductions was reflected in equity and did not flow through the provision for income taxes.

On March 1, 2007, the Company received Notices of Proposed Adjustment from the IRS challenging most of the ESOP related federal income tax deductions claimed by the Company and proposing substantial excise taxes and penalties. We believe that the IRS’ proposed adjustments are incorrect and we intend to vigorously defend our positions. We have entered into a process with the IRS to attempt to expeditiously settle this matter. If we cannot reach resolution through this process, we will continue our efforts to resolve the ESOP tax matter through traditional IRS administrative procedures, a process that could take several years.

16.	Business Segments

We are a diversified hospitality company with operations in six business segments:

•

North American Full-Service Lodging, which includes the Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Renaissance ClubSport brands located in the continental United States and Canada;

•

North American Limited-Service Lodging, which includes the Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay brands located in the continental United States and Canada;

•

International Lodging, which includes Marriott Hotels & Resorts, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Courtyard, Fairfield Inn, Residence Inn, Ramada International, and Marriott Executive Apartments brands located outside the continental United States and Canada;

•	Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts brands worldwide;

•

Timeshare, which includes the development, marketing, operation, and sale of timeshare, fractional, and whole ownership properties under the Marriott Vacation Club, The Ritz-Carlton Club, Grand Residences by Marriott, and Horizons by Marriott Vacation Club brands worldwide; and

•	Synthetic Fuel, which includes the operation of coal-based synthetic fuel production facilities.

As disclosed in our 2006 Form 10-K, in 2006 the Company analyzed its internal reporting process and implemented changes in the fourth quarter that were designed to improve efficiency and, as part of this process, we evaluated the impact on segment reporting. Accordingly, we now report six operating segments as compared to five before the change and no longer allocate indirect administrative expenses to our segments. The revised segment reporting is reflected throughout this report for all periods presented. Historical figures are presented in a manner that is consistent with the revised segment reporting. See also the Form 8-K that we filed on March 19, 2007, furnishing quarterly Revenues and Income from Continuing Operations for each of 2006 and 2005 in the new segment format.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense or indirect general, administrative, and other expenses. With the exception of the Synthetic Fuel segment, we do not allocate income taxes to our segments. With the exception of the Timeshare and Synthetic Fuel segments, we do not allocate interest income to our segments. Because note sales are an integral part of the Timeshare segment, we include note sale gains in our Timeshare segment results. We also allocate other gains or losses as well as equity earnings or losses from our joint ventures and divisional general, administrative, and other expenses to each of our segments. “Other unallocated corporate” expense represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

We aggregate the brands presented within our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment, and our organizational and management reporting structure. We refer to these segments collectively as our lodging business.

Revenues

	Twelve Weeks Ended
($ in millions)	March 23, 2007	March 24, 2006
North American Full-Service Segment	$1,244	$1,219
North American Limited-Service Segment	463	452
International Segment	331	275
Luxury Segment	339	331
Timeshare Segment	443	356

Total Lodging	2,820	2,633
Other unallocated corporate	16	15
Synthetic Fuel Segment	68	57

	$2,904	$2,705

Income from Continuing Operations

	Twelve Weeks Ended
($ in millions)	March 23, 2007	March 24, 2006
North American Full-Service Segment	$114	$137
North American Limited-Service Segment	87	72
International Segment	50	43
Luxury Segment	11	18
Timeshare Segment	44	51

Total Lodging financial results	306	321
Other unallocated corporate	(32)	(55)
Synthetic Fuel Segment (after-tax)	18	3
Interest income, provision for loan losses, and interest expense (excluding the Synthetic Fuel Segment)	(24)	(14)
Income taxes (excluding the Synthetic Fuel Segment)	(86)	(85)

	$182	$170

Equity in Earnings (Losses) of Equity Method Investees

	Twelve Weeks Ended
($ in millions)	March 23, 2007	March 24, 2006
North American Full-Service Segment	$—	$(3)
North American Limited-Service Segment	—	(1)
International Segment	2	2
Luxury Segment	—	—
Timeshare Segment	—	(1)

Total Lodging	2	(3)
Other unallocated corporate	—	—

	$2	$(3)

Our tax provision of $14 million for the quarter ended March 23, 2007, includes a tax benefit and tax credits totaling $72 million associated with our Synthetic Fuel segment. Our tax provision of $56 million for the quarter ended March 24, 2006, included a tax benefit and tax credits totaling $29 million associated with our Synthetic Fuel segment.

17.	Variable Interest Entities

We currently consolidate four entities that are variable interest entities under FIN 46, “Consolidation of Variable Interest Entities-revised” (“FIN 46(R)”). These entities were established with the same partner to lease four Marriott-branded hotels. At the end of the 2007 first quarter, the combined capital in the four variable interest entities is less than $1 million, which is used primarily to fund hotel working capital. Our equity at risk was $2 million and we held 55 percent of the common equity shares.

We have one other significant interest in an entity that is a variable interest entity under FIN 46(R). In February 2001, we entered into a shareholders’ agreement with an unrelated third party to form a joint venture to own and lease luxury hotels to be managed by us. In February 2002, the joint venture signed its first lease with a third-party landlord. We hold 35 percent of the equity and 65 percent of the debt. In addition, each equity partner entered into various guarantees with the landlord to guarantee lease payments. At the end of the 2007 first quarter, our maximum exposure to loss was $16 million. We do not consolidate the joint venture since we do not bear the majority of the expected losses or expected residual returns.

In conjunction with the transaction with CTF described more fully in our 2006 Form 10-K Footnote No. 8, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions,” we manage 15 hotels on behalf of four tenant entities 100 percent owned by CTF, which lease the 15 hotels from third-party owners. The entities have minimal equity and minimal assets comprised of hotel working capital. CTF has placed money in a trust account to cover cash flow shortfalls and to meet rent payments. The terms of the trust require that the cash flows for the four tenant entities be pooled for purposes of making rent payments and determining cash flow shortfalls. At the end of the 2007 first quarter, the trust account held approximately $47 million. The entities are variable interest entities under FIN 46(R). We do not consolidate the entities, as we do not bear the majority of the expected losses. We are secondarily liable for rent payments for nine of the 15 hotels in the event that there are cash flow shortfalls and there is no money left in the trust. Future minimum lease payments through the end of the lease term for these nine hotels total approximately $136 million. In addition, we are also secondarily liable for rent payments of up to $40 million for the six other hotels in the event that there are cash flow shortfalls.

As further described in Footnote No. 21, “Variable Interest Entities,” in our 2006 Form 10-K, at year-end 2006, we managed one hotel on behalf of a tenant entity 100 percent owned by CTF, which leased the hotel from a third-party owner. The entity had minimal equity and minimal assets comprised of hotel working capital. CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. At year-end 2006, there was approximately $23 million in the trust, and the entity was a variable interest entity under FIN 46(R). We consolidated the entity as we bore the majority of the expected losses. We were secondarily liable for rent payments for this hotel in the event that there was a cash flow shortfall and there was not money left in the trust. At year-end 2006, future minimum lease payments through the end of the lease term were as follows: $8 million for each of 2007, 2008, 2009, 2010, and 2011; and $168 million thereafter, for a total of $208 million.

Early in the 2007 first quarter, we entered into a transaction whereby the landlord allowed us to assume the lease agreement for this property, which we had managed prior to the assumption, and accordingly, we became the primary obligor. In conjunction with this assignment, the lease was restructured. Under the new lease agreement, we are required to pay fixed minimum rents through 2033. Minimum lease payments relating to this lease are as follows: $8 million in 2007, $9 million for each of 2008, 2009, 2010, and 2011; and $195 million thereafter, for a total of $239 million. In conjunction with this transaction, we received a $16 million distribution from the trust, and the balance of the funds was distributed to the landlord. We accounted for our receipt of trust funds as a lease incentive, the reduction of which will be recorded on a straight-line basis as an adjustment to lease expense over the term expiring in 2033.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

In addition, see the “Item 1A. Risk Factors” caption in the “Part II – OTHER INFORMATION” section of this report.

BUSINESS AND OVERVIEW

Lodging demand remained strong through the first quarter of 2007, driven by continued strength associated with worldwide business travel. In general, urban markets tend to be experiencing stronger demand than suburban markets and luxury, international, and full-service properties are experiencing stronger demand than limited-service properties. Lodging supply growth continued to remain relatively low. At the property level, these factors enabled us to increase rates and improve revenue mix, which resulted in solid year-over-year Revenue per Available Room (“RevPAR”) increases. Strong demand also enabled us to reduce available discounts and special rates. In addition, group rates continue to increase as business negotiated in earlier years at lower rates is replaced with business negotiated at higher rates.

Demand for our brands is strong in most markets around the world. For our North American properties, comparable RevPAR increases in 2007, through the end of the first quarter, as compared to the year ago quarter, were particularly strong in New York, St. Louis, Austin, Dallas, Miami, and Orlando. Internationally, year-to-date RevPAR increases in 2007 versus the prior year were particularly strong in China, France, Eastern Europe, Mexico, Australia, and the Middle East.

Our consistent approach to reducing property-level and above-property costs has benefited our profitability, as well as that of owners and franchisees. Driving room rate improvement, benchmarking successful performance, and leveraging our size have all contributed to property-level margin improvements and higher fees to us. We continue to enhance the appeal of our proprietary Website, www.Marriott.com, through functionality and service improvements, and we continue to capture an increasing proportion of property-level reservations via this cost efficient channel.

We currently have more than 100,000 rooms in our development pipeline. During the first quarter of 2007, we opened a total of 4,783 rooms (gross) and expect to open nearly 30,000 rooms (gross) for the full 2007 year. For the first quarter of 2007, nearly 20 percent of the rooms added to our system were conversions from competitor brands and 24 percent of the new rooms were located outside the United States.

Our brands are strong as a result of superior customer service with an emphasis on guest satisfaction, the worldwide presence, and quality of our brands, our Marriott Rewards loyalty program, an information-rich and easy-to-use Web site, a multi-channel central reservations system, and desired property amenities. We, along with owners and franchisees, continue to invest in our brands by means of both new, refreshed and reinvented properties, new room and public space designs, enhanced amenities, and technology offerings.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks ended March 23, 2007, compared to the twelve weeks ended March 24, 2006.

Revenues

Revenues increased 7 percent to $2,904 million in the first quarter of 2007 from $2,705 million in the first quarter of 2006, as a result of stronger demand for hotel rooms worldwide, which allowed us to increase room rates. Base management and franchise fees increased $16 million as a result of stronger RevPAR and unit growth. In the first quarter of 2006, we recognized $5 million of base management fees that were calculated based on prior period results, but not earned and due until 2006, versus no similar fees in the first quarter of 2007. Incentive management fees improved $12 million due to stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. Owned, leased, corporate housing and other revenue decreased $4 million primarily as a result of owning fewer hotels in the 2007 first quarter than we did in the first quarter of 2006.

Timeshare sales and services revenue increased $63 million (21 percent) over the year ago quarter. The increase largely reflects development revenue increases in the 2007 first quarter versus the prior year as some newer projects became reportable in 2007. During the first quarter of 2006, some projects were in the early stages of development and did not reach revenue recognition thresholds. Synthetic fuel revenue was $11 million higher in the first quarter of 2007 as compared to the year ago quarter, primarily reflecting increased production. Production in the 2006 first quarter reflected production suspensions for several weeks, early in the quarter, as a result of high oil prices.

The 7 percent increase in total revenue includes $101 million of increased cost reimbursements revenue to $1,921 million in the 2007 first quarter from $1,820 million in the year ago quarter. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon the costs incurred with no added markup, this revenue and related expense have no impact on either our operating income or net income. The increase in reimbursed costs is primarily attributable to the growth in the number of properties we manage and to wage increases. We added 13 managed properties (3,773 rooms), net, and 71 franchised properties (7,794 rooms), net, to our system since the end of the 2006 first quarter.

Operating Income

Operating income decreased $2 million to $201 million in the 2007 first quarter from $203 million in the year ago quarter. The decrease in operating income reflects weaker owned, leased, corporate housing, and other revenue net of direct expenses of $15 million, an additional synthetic fuel operating loss over the year ago quarter of $9 million, and a decrease in timeshare sales and services revenue net of direct expenses of $9 million, offset by stronger combined base, franchise, and incentive fees of $28 million and a decrease in general, administrative, and other expenses of $3 million.

The decline in owned, leased, corporate housing, and other revenue net of direct expenses is primarily due to the sale of several properties since the 2006 first quarter negatively impacting results by $4 million, as well as depreciation charges totaling $4 million recorded in the first quarter of 2007 associated with one property that was reclassified from “held for sale” to “held and used,” and, at the same property, renovations in 2007 that resulted in an additional $3 million unfavorable impact. The remaining $4 million decline primarily reflected other increased costs associated with properties that are currently held for sale. The depreciation charges totaling $4 million recognized in 2007 represented the amount that would have been recognized had the one property been continuously classified as “held and used.”

Operating income for the first quarter of 2007 included a synthetic fuel operating loss of $36 million versus an operating loss of $27 million in the year ago quarter, primarily reflecting increased production. For additional information, see our “Synthetic Fuel” segment discussion later in this report. The $9 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected increased development expenses partially offset by increased development revenue reflecting projects meeting revenue recognition thresholds.

The combined base management, franchise, and incentive management fee increase of $28 million, reflected strong RevPAR growth, unit growth, and property-level margin improvements. Additionally, as compared to the year ago quarter, general, administrative, and other expenses decreased to $147 million in the first quarter of 2007 from $150 million in the year ago quarter. General, administrative, and other expenses in the 2007 first quarter reflected the reversal of $9 million of reserves that were no longer required while expenses in 2006 included a $4 million performance cure payment. The favorable variances were partially offset by a $5 million increase in development expenses and an increase of $5 million of other administrative costs.

Gains and Other Income

The table below shows our gains and other income for the twelve weeks ended March 23, 2007, and March 24, 2006:

	Twelve Weeks Ended
($ in millions)	March 23, 2007	March 24, 2006
Synthetic fuel earn-out payments made, net	$(12)	$(4)
Gains on sales of real estate and other	2	7
Other note sale/repayment gains	—	1
Gain on forgiveness of debt	9	—
Gains on sale/income on redemption of joint venture and other investments	21	25
Income from cost method investments	3	5

	$23	$34

Gains on sale/income on redemption of joint venture and other investments of $21 million in the first quarter of 2007 represents an $11 million gain associated with the sale of stock we held, while $10 million represents a gain on the sale of one joint venture investment. The $9 million gain on forgiveness of debt in 2007 was associated with a government incentive. The loan was forgiven in recognition of our contribution to job growth and economic development. Gains on sale/income on redemption of joint venture and other investments of $25 million in the first quarter of 2006 reflects the redemption of preferred stock we held in one investee which generated a gain of $25 million.

Interest Expense

Interest expense increased $6 million (22 percent) to $33 million in the 2007 first quarter from $27 million in the year ago quarter. Included within interest expense for the first quarters of 2007 and 2006 are charges totaling $12 million and $9 million, respectively, relating to interest on accumulated cash inflows in advance of our cash outflows for various programs that we operate on the owners’ behalf, including the Marriott Rewards, Gift Certificates, and Self-Insurance programs. The increase in interest on these programs over the year ago quarter is related to higher liability balances and higher interest rates. Interest expense in the 2007 first quarter also reflects interest expense of $5 million on our Series H Notes, which were issued in June 2006. Partially offsetting these increases was a $3 million favorable variance to last year reflecting higher capitalized interest associated with construction projects.

Interest Income, Provision for Loan Losses, and Income Tax

Interest income, before the provision for loan losses, decreased $8 million (73 percent) to $3 million in the first quarter of 2007 from $11 million in the year ago quarter, reflecting $6 million of mark-to-market expenses in 2007 associated with hedges for our synthetic fuel operations and a $2 million unfavorable impact associated with loans repaid to us. There were no loan loss provisions in 2007 as compared to a $2 million reversal of a loan loss provision in the first quarter 2006.

Our tax provision totaled $14 million in the 2007 first quarter compared to a tax provision of $56 million in 2006. The difference of $42 million is primarily attributable to $43 million of higher tax credits and tax benefit in the first quarter of 2007 associated with our synthetic fuel operations that generated a net tax benefit of $72 million in 2007 compared to a net tax benefit of $29 million in the year ago quarter.

Equity in Earnings (Losses)

The $5 million increase from losses of $3 million in the first quarter of 2006 to earnings of $2 million in the first quarter of 2007, attributable to our equity investments, reflected stronger performance in the 2007 first quarter at several joint ventures.

Minority Interest

Minority interest decreased $6 million in the first quarter 2007 from a benefit of $6 million in the first quarter of 2006. The decrease in minority interest is due to the fact that, in the first quarter of 2006, we had a joint venture partner in the synthetic fuel operations, while in the 2007 first quarter we owned 100 percent of the synthetic fuel operations.

Income from Continuing Operations

Compared to the year ago quarter, income from continuing operations increased $12 million (7 percent) to $182 million in the first quarter of 2007, and diluted earnings per share from continuing operations increased $0.05 (13 percent) to $0.44. As discussed in more detail in the preceding sections beginning with “Operating Income,” the increase versus the year ago quarter is due to lower taxes ($42 million), higher fee income ($28 million), higher equity investment results ($5 million), and lower general, administrative, and other expenses ($3 million). Partially offsetting these favorable variances were lower owned, leased, corporate housing, and other revenue net of direct expenses ($15 million), lower gains and other income ($11 million), higher synthetic fuel operating losses ($9 million), lower timeshare sales and services revenue net of direct expenses ($9 million), lower interest income ($8 million), higher interest expense ($6 million), a lower minority interest benefit ($6 million), and a lower loan loss provision ($2 million).

Business Segments

We are a diversified hospitality company with operations in six business segments:

•

North American Full-Service Lodging, which includes the Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Renaissance ClubSport brands located in the continental United States and Canada;

•

North American Limited-Service Lodging, which includes the Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay brands located in the continental United States and Canada;

•

International Lodging, which includes the Marriott Hotels & Resorts, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Courtyard, Fairfield Inn, Residence Inn, Ramada International, and Marriott Executive Apartments brands located outside the continental United States and Canada;

•	Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts brands worldwide;

•

Timeshare, which includes the development, marketing, operation, and sale of timeshare, fractional, and whole ownership properties under the Marriott Vacation Club, The Ritz-Carlton Club, Grand Residences by Marriott, and Horizons by Marriott Vacation Club brands worldwide; and

•	Synthetic Fuel, which includes the operation of coal-based synthetic fuel production facilities.

As disclosed in our 2006 Form 10-K, in 2006 the company analyzed its internal reporting process and implemented changes in the fourth quarter that were designed to improve efficiency and, as part of this process, we evaluated the impact on segment reporting. Accordingly, we now report six operating segments as compared to five before the change and no longer allocate indirect administrative expenses to our segments. The revised segment reporting is reflected throughout this report for all periods presented. Historical figures are presented in a manner that is consistent with the revised segment reporting. See also the Form 8-K that we filed on March 19, 2007, furnishing quarterly Revenues and Income from Continuing Operations for each of 2006 and 2005 in the new segment format.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense or indirect general, administrative, and other expenses. With the exception of the Synthetic Fuel segment, we do not allocate income taxes to our segments. With the exception of the Timeshare and Synthetic Fuel segments, we do not allocate interest income to our segments. Because note sales are an integral part of the Timeshare segment, we include note sale gains in our Timeshare segment results. We also allocate other gains and losses as well as equity in earnings or losses from our joint ventures and divisional general, administrative, and other expenses to each of our segments. “Other unallocated corporate” expense represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

We aggregate the brands presented within our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment, and our organizational and management reporting structure. We refer to these segments collectively as our lodging business.

Revenues

	Twelve Weeks Ended
($ in millions)	March 23, 2007	March 24, 2006
North American Full-Service Segment	$1,244	$1,219
North American Limited-Service Segment	463	452
International Segment	331	275
Luxury Segment	339	331
Timeshare Segment	443	356

Total Lodging	2,820	2,633
Other unallocated corporate	16	15
Synthetic Fuel Segment	68	57

	$2,904	$2,705

Income from Continuing Operations

	Twelve Weeks Ended
($ in millions)	March 23, 2007	March 24, 2006
North American Full-Service Segment	$114	$137
North American Limited-Service Segment	87	72
International Segment	50	43
Luxury Segment	11	18
Timeshare Segment	44	51

Total Lodging financial results	306	321
Other unallocated corporate	(32)	(55)
Synthetic Fuel Segment (after-tax)	18	3
Interest income, provision for loan losses, and interest expense (excluding the Synthetic Fuel Segment)	(24)	(14)
Income taxes (excluding the Synthetic Fuel Segment)	(86)	(85)

	$182	$170

Equity in Earnings (Losses) of Equity Method Investees

	Twelve Weeks Ended
($ in millions)	March 23, 2007	March 24, 2006
North American Full-Service Segment	$—	$(3)
North American Limited-Service Segment	—	(1)
International Segment	2	2
Luxury Segment	—	—
Timeshare Segment	—	(1)

Total Lodging	2	(3)
Other unallocated corporate	—	—

	$2	$(3)

Marriott Lodging

Our lodging business includes our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments. We consider Lodging revenues and Lodging financial results to be meaningful indicators of our performance because they measure our growth in profitability as a lodging company and enable investors to compare the sales and results of our lodging operations to those of other lodging companies.

Since the end of the 2006 first quarter we added 138 hotel and timeshare properties (21,422 rooms) and 54 properties (10,362 rooms) left the system. The figures in the preceding sentence do not include residential products. Most of the properties that left the system were limited-service properties. Lodging financial results decreased $15 million to $306 million in the first quarter of 2007 from $321 million in the first quarter of 2006, and revenues increased $187 million to $2,820 million in 2007, a 7 percent increase from revenues of $2,633 million in 2006. The results as compared to the prior year reflect a $28 million (10 percent) increase in combined base, franchise, and incentive fees from $268 million in the 2006 first quarter to $296 million in the 2007 first quarter, and a $5 million increase in earnings associated with equity investments. Partially offsetting these favorable variances was $15 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, $23 million of lower gains and other income, and $9 million of lower timeshare sales and services revenue net of direct expenses. Higher RevPAR for comparable rooms, resulting from both domestic and international rate increases and new unit growth drove the increase in base and franchise fees. In the first quarter of 2006, we recognized $5 million of base management fees that were calculated based on prior period results, but not earned and due until 2006 versus no similar fees in the 2007 first quarter. Incentive management fees increased $12 million (20 percent) during the 2007 first quarter, reflecting stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. In the first quarter of 2007, 55 percent of our managed properties paid incentive fees to us versus 49 percent in the year ago quarter.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased, and managed properties, for comparable North American properties increased 5.1 percent and RevPAR for our comparable North American company-operated properties increased 5.2 percent. North American company-operated house profit margins improved 170 basis points versus the year ago quarter. Systemwide RevPAR for comparable international properties increased 11.1 percent, and RevPAR for comparable international company-operated properties increased 10.5 percent. Worldwide RevPAR for comparable systemwide properties increased 6.0 percent (6.6 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased 6.4 percent. In addition, worldwide comparable company-operated house profit margins increased 160 basis points.

Summary of Properties by Brand. We opened 35 lodging properties (4,783 rooms) during the first quarter of 2007, while 16 properties (3,119 rooms) exited the system, increasing our total properties to 2,868 (517,202 rooms). At the end of the 2007 first quarter, total unit counts also include 17 projects encompassing 1,503 homes and condominiums where we manage the related home or condominium owners association, typically in conjunction with a hotel or timeshare project. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include the Marriott Conference Centers and JW Marriott Hotels & Resorts brands. Similarly, references to Renaissance Hotels & Resorts include our Renaissance ClubSport brand. The table below shows properties by brand as of March 23, 2007 (excluding 1,909 rental units relating to Marriott ExecuStay):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels & Resorts	145	73,633	168	51,230
Marriott Conference Centers	13	3,476	—	—
JW Marriott Hotels & Resorts	11	6,736	4	1,215
Renaissance Hotels & Resorts	35	15,881	29	8,316
Renaissance ClubSport	—	—	1	175
The Ritz-Carlton	34	11,343	—	—
The Ritz-Carlton-Residential (1)	14	1,331	—	—
Courtyard	271	42,264	386	49,955
Fairfield Inn	2	855	506	44,371
SpringHill Suites	24	3,700	132	14,460
Residence Inn	136	18,402	368	41,654
TownePlace Suites	34	3,661	89	8,705
Marriott Vacation Club (2)	36	8,673	—	—
The Ritz-Carlton Club-Fractional (2)	5	283	—	—
The Ritz-Carlton Club-Residential (1), (2)	1	76	—	—
Grand Residences by Marriott-Fractional (2)	1	199	—	—
Horizons by Marriott Vacation Club (2)	2	372	—	—
Non-U.S. Locations
Marriott Hotels & Resorts	127	34,996	30	9,281
JW Marriott Hotels & Resorts	20	7,534	1	61
Renaissance Hotels & Resorts	55	17,975	18	5,513
The Ritz-Carlton	27	7,992	—	—
The Ritz-Carlton-Residential (1)	1	93	—	—
Bulgari Hotels & Resorts	2	117	—	—
Marriott Executive Apartments	18	3,000	1	99
Courtyard	36	7,390	46	6,758
Fairfield Inn	—	—	6	640
SpringHill Suites	—	—	1	124
Residence Inn	1	190	16	2,123
Ramada International	2	332	—	—
Marriott Vacation Club (2)	9	1,861	—	—
The Ritz-Carlton Club-Fractional (2)	2	105	—	—
The Ritz-Carlton Club-Residential (1), (2)	1	3	—	—
Grand Residences by Marriott-Fractional (2)	1	49	—	—

Total	1,066	272,522	1,802	244,680

(1)	Represents projects where we manage the related owners association. Residential products are included once they possess a certificate of occupancy.

(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

At March 23, 2007, we operated or franchised the following properties by segment (excluding 1,909 corporate housing rental units):

	Total Lodging Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	309	12	321	122,124	4,562	126,686
Marriott Conference Centers	13	—	13	3,476	—	3,476
JW Marriott Hotels & Resorts	14	—	14	7,564	—	7,564
Renaissance Hotels & Resorts	63	4	67	23,852	1,296	25,148
Renaissance ClubSport	1	—	1	175	—	175

	400	16	416	157,191	5,858	163,049
North American Limited-Service Lodging Segment (1)
Courtyard	657	15	672	92,219	2,722	94,941
Fairfield Inn	508	5	513	45,226	537	45,763
SpringHill Suites	156	1	157	18,160	124	18,284
Residence Inn	504	16	520	60,056	2,237	62,293
TownePlace Suites	123	—	123	12,366	—	12,366

	1,948	37	1,985	228,027	5,620	233,647
International Lodging Segment (1)
Marriott Hotels & Resorts	4	145	149	2,739	39,715	42,454
J.W. Marriott Hotels & Resorts	1	21	22	387	7,595	7,982
Renaissance Hotels & Resorts	1	69	70	345	22,192	22,537
Courtyard	—	67	67	—	11,426	11,426
Fairfield Inn	—	1	1	—	103	103
Residence Inn	—	1	1	—	76	76
Marriott Executive Apartments	—	19	19	—	3,099	3,099
Ramada International	—	2	2	—	332	332

	6	325	331	3,471	84,538	88,009
Luxury Lodging Segment
The Ritz-Carlton	34	27	61	11,343	7,992	19,335
Bulgari Hotels & Resorts	—	2	2	—	117	117
The Ritz-Carlton-Residential (2)	14	1	15	1,331	93	1,424

	48	30	78	12,674	8,202	20,876
Timeshare Lodging Segment (3)
Marriott Vacation Club	36	9	45	8,673	1,861	10,534
The Ritz-Carlton Club-Fractional	5	2	7	283	105	388
The Ritz-Carlton Club-Residential (2)	1	1	2	76	3	79
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Horizons by Marriott Vacation Club	2	—	2	372	—	372

	45	13	58	9,603	2,018	11,621

Total	2,447	421	2,868	410,966	106,236	517,202

(1)	North American includes brands located in the continental United States and Canada. International includes brands located outside the continental United States and Canada.

(2)	Represents projects where we manage the related owners association. Residential products are included once they possess a certificate of occupancy.

(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

The following table provides additional detail by brand as of March 23, 2007, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100% Company-Developed
Marriott Vacation Club	44	23
The Ritz-Carlton Club	3	2
Grand Residences by Marriott	2	3
Horizons by Marriott Vacation Club	2	2
Joint Ventures
Marriott Vacation Club	1	1
The Ritz-Carlton Club	6	4

Total	58	35

(1)	Includes products that are in active sales as well as those that are sold out. Residential products are included once they possess a certificate of occupancy.

(2)	Products in active sales may not be ready for occupancy.

RevPAR

We consider RevPAR to be a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. We calculate RevPAR by dividing room sales for comparable properties by room nights available to guests for the period. RevPAR may not be comparable to similarly titled measures, such as revenues.

The following tables show occupancy, average daily rate, and RevPAR for comparable properties for each of the brands in our North American Full-Service and North American Limited-Service segments, for our International segment by region and the principal brand in our Luxury segment, The Ritz-Carlton. We have not presented statistics for company-operated Fairfield Inn properties in these tables because we operate only a limited number of properties, as the brand is predominantly franchised and such information would not be meaningful (identified as “nm” in the tables that follow). Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twelve weeks ended March 23, 2007, include the period from December 30, 2006, through March 23, 2007, and the twelve weeks ended March 24, 2006, include the period from December 31, 2005, through March 24, 2006 (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes only January and February).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended March 23, 2007	Change vs. 2006		Twelve Weeks Ended March 23, 2007	Change vs. 2006
Marriott Hotels & Resorts (2)
Occupancy	68.4%	0.1	% pts.	67.1%	-0.6	% pts.
Average Daily Rate	$175.52	6.0%		$161.97	6.3%
RevPAR	$120.13	6.2%		$108.75	5.4%
Renaissance Hotels & Resorts
Occupancy	70.5%	-1.2	% pts.	68.8%	-1.1	% pts.
Average Daily Rate	$164.65	6.0%		$153.86	6.3%
RevPAR	$116.02	4.1%		$105.88	4.6%
Composite North American Full-Service (3)
Occupancy	68.7%	-0.1	% pts.	67.4%	-0.7	% pts.
Average Daily Rate	$173.89	6.0%		$160.77	6.3%
RevPAR	$119.53	5.9%		$108.33	5.3%
The Ritz-Carlton North America
Occupancy	70.5%	-1.0	% pts.	70.5%	-1.0	% pts.
Average Daily Rate	$347.34	9.8%		$347.34	9.8%
RevPAR	$245.02	8.2%		$245.02	8.2%
Composite North American Full-Service and Luxury (4)
Occupancy	68.9%	-0.1	% pts.	67.5%	-0.7	% pts.
Average Daily Rate	$186.33	6.4%		$168.73	6.6%
RevPAR	$128.31	6.2%		$113.92	5.5%
Residence Inn
Occupancy	73.0%	-3.5	% pts.	74.3%	-2.5	% pts.
Average Daily Rate	$124.22	6.3%		$121.40	7.6%
RevPAR	$90.70	1.4%		$90.15	4.0%
Courtyard
Occupancy	66.0%	-2.1	% pts.	67.5%	-1.5	% pts.
Average Daily Rate	$128.72	7.3%		$123.82	7.2%
RevPAR	$84.96	3.9%		$83.61	4.9%
Fairfield Inn
Occupancy	nm	nm		64.4%	-1.4	% pts.
Average Daily Rate	nm	nm		$85.59	7.9%
RevPAR	nm	nm		$55.13	5.5%
TownePlace Suites
Occupancy	68.8%	-3.4	% pts.	68.9%	-3.9	% pts.
Average Daily Rate	$86.02	11.3%		$87.58	10.8%
RevPAR	$59.19	6.1%		$60.36	4.9%
SpringHill Suites
Occupancy	65.6%	-2.4	% pts.	69.0%	-1.6	% pts.
Average Daily Rate	$109.56	7.2%		$106.30	7.6%
RevPAR	$71.88	3.5%		$73.32	5.2%
Composite North American Limited-Service (5)
Occupancy	68.1%	-2.6	% pts.	68.9%	-1.9	% pts.
Average Daily Rate	$123.67	7.2%		$112.59	7.6%
RevPAR	$84.18	3.3%		$77.52	4.7%
Composite North American (6)
Occupancy	68.5%	-1.3	% pts.	68.3%	-1.4	% pts.
Average Daily Rate	$157.75	7.1%		$133.82	7.3%
RevPAR	$108.06	5.2%		$91.45	5.1%

(1)

Statistics are for the twelve weeks ended March 23, 2007, and March 24, 2006, except for The Ritz-Carlton brand for which the statistics are for the two months ended February 28, 2007, and February 28, 2006. For properties located in Canada, the comparison to 2006 is on a constant dollar basis.

(2)	Marriott Hotels & Resorts includes our JW Marriott Hotels & Resorts brand.

(3)	Composite North American Full-Service statistics include properties located in the continental United States and Canada for the Marriott Hotels & Resorts, and Renaissance Hotels & Resorts brands.

(4)	Composite North American Full-Service and Luxury includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and The Ritz-Carlton brands.

(5)

Composite North American Limited-Service statistics include properties located in the continental United States and Canada for the Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, and SpringHill Suites brands.

(6)

Composite North American statistics include properties located in the continental United States and Canada for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Two Months Ended February 28, 2007	Change vs. 2006		Two Months Ended February 28, 2007	Change vs. 2006
Caribbean and Latin America (2)
Occupancy	76.8%	1.4	% pts.	72.9%	2.5	% pts.
Average Daily Rate	$182.53	9.7%		$173.10	13.0%
RevPAR	$140.20	11.7%		$126.16	16.9%
Continental Europe (2)
Occupancy	62.5%	2.0	% pts.	59.9%	1.2	% pts.
Average Daily Rate	$153.57	6.8%		$154.76	8.5%
RevPAR	$95.96	10.4%		$92.75	10.8%
United Kingdom (2)
Occupancy	71.2%	2.1	% pts.	70.5%	2.2	% pts.
Average Daily Rate	$186.95	3.1%		$185.64	3.1%
RevPAR	$133.06	6.2%		$130.85	6.5%
Middle East and Africa (2)
Occupancy	69.8%	5.7	% pts.	67.8%	5.1	% pts.
Average Daily Rate	$144.09	11.4%		$142.71	11.6%
RevPAR	$100.54	21.3%		$96.72	20.7%
Asia Pacific (2), (3)
Occupancy	71.5%	-1.0	% pts.	71.5%	-0.3	% pts.
Average Daily Rate	$146.35	12.3%		$145.64	10.3%
RevPAR	$104.66	10.7%		$104.17	9.9%
Regional Composite (4), (5)
Occupancy	69.6%	1.1	% pts.	67.9%	1.2	% pts.
Average Daily Rate	$162.41	8.4%		$159.97	8.9%
RevPAR	$112.99	10.2%		$108.58	10.9%
The Ritz-Carlton International
Occupancy	68.8%	3.7	% pts.	68.8%	3.7	% pts.
Average Daily Rate	$283.42	5.1%		$283.42	5.1%
RevPAR	$194.98	11.1%		$194.98	11.1%
Total International (6)
Occupancy	69.5%	1.4	% pts.	68.0%	1.4	% pts.
Average Daily Rate	$175.38	8.3%		$171.04	8.8%
RevPAR	$121.89	10.5%		$116.23	11.1%

(1)

Financial results for all properties are reported on a period-end basis, while statistics for properties located outside the continental United States and Canada are reported on a month-end basis. The statistics are for January and February. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2006 is on a constant dollar basis.

(2)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard brands located outside of the continental United States and Canada.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard brands.

(6)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Two Months Ended February 28, 2007	Change vs. 2006		Two Months Ended February 28, 2007	Change vs. 2006
Composite Luxury (2)
Occupancy	69.8%	1.0	% pts.	69.8%	1.0	% pts.
Average Daily Rate	$323.69	7.8%		$323.69	7.8%
RevPAR	$226.06	9.4%		$226.06	9.4%
Total Worldwide (3)
Occupancy	68.7%	-0.7	% pts.	68.3%	-1.1	% pts.
Average Daily Rate	$161.60	7.4%		$138.34	7.6%
RevPAR	$111.05	6.4%		$94.47	6.0%

(1)

Financial results for all properties are reported on a period-end basis, while statistics for properties located outside the continental United States and Canada are reported on a month-end basis. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2006 is on a constant dollar basis.

(2)	Composite Luxury statistics include worldwide properties for The Ritz-Carlton and Bulgari Hotels & Resorts brands.

(3)

Total Worldwide statistics include all properties worldwide for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton brand) represent the twelve weeks ended March 23, 2007, and March 24, 2006. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the two months ended February 28, 2007, and February 28, 2006.

North American Full-Service Lodging includes our Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Renaissance ClubSport brands.

	Twelve Weeks Ended
($ in millions)	March 23, 2007	March 24, 2006	Change 2007/2006
Segment revenues	$1,244	$1,219	2%

Segment results	$114	$137	-17%

Since the first quarter of 2006, across our North American Full-Service Lodging segment, we added 10 properties (3,407 rooms) and nine properties (3,310 rooms) left the system.

RevPAR for comparable company-operated North American full-service properties increased 5.9 percent to $119.53. Occupancy for these properties decreased slightly to 68.7 percent and average daily rates increased 6.0 percent to $173.89.

The $23 million decrease in segment results as compared to the year ago quarter primarily reflects a $31 million decline in gains and other income and a $6 million decrease in owned, leased, and other revenue net of direct expenses, partially offset by an $8 million increase in base management, incentive management, and franchise fees, a $4 million decrease in general, administrative, and other expenses, and a $3 million increase in joint venture equity results.

Gains and other income was $31 million lower in the first quarter 2007 as compared to last year’s first quarter, which reflected the redemption of preferred stock in a cost method investee that generated income of $25 million in 2006 and $6 million of real estate and other gains in 2006 as compared to no comparable activity in 2007. Owned, leased, and other revenue net of direct expenses decreased $6 million as a result of the receipt in the first quarter of 2006 of a $4 million termination fee associated with one property and properties sold since the first quarter of 2006, which impacted results unfavorably by $2 million.

The $8 million increase in fees was largely due to stronger RevPAR, driven primarily by rate increases, which favorably impacted property-level house profit margins. The 2006 first quarter included $2 million of base management fees that were calculated based on prior period results, but not earned and due until 2006. General, administrative, and other expenses decreased $4 million as a result of performance cure payments made during the 2006 first quarter. Equity results increased by $3 million for the 2007 first quarter versus the prior year as a result of the sale by a joint venture of a property that had a loss in the prior year.

North American Limited-Service Lodging includes our Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay brands.

	Twelve Weeks Ended
($ in millions)	March 23, 2007	March 24, 2006	Change 2007/2006
Segment revenues	$463	$452	2%

Segment results	$87	$72	21%

Since the first quarter of 2006, across our North American Limited-Service Lodging segment, we added 94 properties (11,154 rooms) and 33 properties (4,565 rooms) left the system. The properties that left the system were mainly associated with our Fairfield Inn brand.

RevPAR for comparable company-operated North American limited-service properties increased 3.3 percent to $84.18. Occupancy for these properties decreased 2.6 percentage points to 68.1 percent, and average daily rates increased 7.2 percent to $123.67.

The $15 million increase in segment results over the prior year quarter primarily reflects a $10 million increase in base management, incentive management, and franchise fees and a $4 million increase in owned, leased, corporate housing, and other revenue net of direct expenses. The increase in fees is largely due to higher RevPAR, driven by rate increases, which impacted property-level house profits. Additionally, the growth in the number of rooms contributed to the overall increase in segment results. The increase in owned, leased, corporate housing, and other revenue net of direct expenses of $4 million is primarily a result of termination fees received in the first quarter 2007 of $3 million associated with eight Fairfield Inn properties.

International Lodging includes our International Marriott Hotels & Resorts, International JW Marriott Hotels & Resorts, International Renaissance Hotels & Resorts, International Courtyard, International Fairfield Inn, International Residence Inn, Ramada International, and Marriott Executive Apartments brands.

	Twelve Weeks Ended
($ in millions)	March 23, 2007	March 24, 2006	Change 2007/2006
Segment revenues	$331	$275	20%

Segment results	$50	$43	16%

Since the first quarter of 2006, across our International Lodging segment, we added 25 properties (4,988 rooms) and nine properties (1,920 rooms) left the system.

RevPAR for comparable company-operated international properties increased 10.5 percent to $121.89. Occupancy for these properties increased 1.4 percentage points to 69.5 percent, and average daily rates increased 8.3 percent to $175.38. Results for our international operations were strong across most regions. China, Mexico, Australia, France, and certain Middle Eastern and Eastern European countries all had strong RevPAR increases.

The $7 million increase in segment results for the first quarter of 2007 primarily reflects a $6 million increase in base management, incentive management, and franchise fees and an $8 million increase in gains and other income, partially offset by $2 million of higher general, administrative, and other expenses, $5 million of decreased owned and leased revenue net of expenses. The increase in fees is largely due to higher RevPAR, driven by rate increases, which impacted property-level house profits. The growth in the number of rooms since the year ago quarter also contributed to the increase in fees. The decrease of $5 million in owned and leased revenue net of direct expenses reflects the sale of several hotels since the 2006 first quarter. The $8 million increase in gains and other income is primarily the result of a $10 million gain on the sale of a joint venture in 2007, partially offset by lower other income associated with the sale of a cost method joint venture investment since the first quarter of 2006.

Luxury Lodging includes our The Ritz-Carlton and Bulgari Hotels & Resorts brands.

	Twelve Weeks Ended
($ in millions)	March 23, 2007	March 24, 2006	Change 2007/2006
Segment revenues	$339	$331	2%

Segment results	$11	$18	-39%

Since the first quarter of 2006, across our Luxury Lodging segment, we added 4 hotel properties (514 rooms) and two properties (502 rooms) left the system. At the end of the 2007 first quarter, there were 15 homes and condominium projects (1,424 units) for which we manage the related owners association, and the numbers in the preceding sentence do not reflect these residential products.

RevPAR for comparable company-operated luxury properties increased 9.4 percent to $226.06. Occupancy for these properties increased 1 percentage point to 69.8 percent, and average daily rates increased 7.8 percent to $323.69.

The $7 million decrease in segment results in the first quarter of 2007 reflected $8 million of lower owned, leased, and other revenue net of direct expenses and $1 million of higher general, administrative, and other expenses, partially offset by a $2 million increase in base management and incentive management fees. The $8 million decrease in owned, leased, and other revenue net of direct expense reflected a charge of $4 million in 2007 for depreciation expense associated with one property that was reclassified from “held and used,” as the property no longer satisfied the criteria to be classified as “held for sale.” Also reflected in the $8 million decrease is the renovation work at that same property which negatively impacted results by $3 million. The 2006 first quarter included $2 million of base management fees that were calculated based on prior period results, but not earned and due until 2006.

Timeshare includes our Marriott Vacation Club, The Ritz-Carlton Club, Grand Residences by Marriott, and Horizons by Marriott Vacation Club brands.

	Twelve Weeks Ended
($ in millions)	March 23, 2007	March 24, 2006	Change 2007/2006
Segment Revenues
Segment revenues	$443	$356	24%

Segment Results
Base fee revenue	$10	$8
Timeshare sales and services, net	57	66
Joint venture equity	—	(1)
General, administrative, and other expense	(23)	(22)

Segment results	$44	$51	-14%

Sales and Services Revenue
Development	$264	$215
Services	76	69
Financing	23	19
Other revenue	6	3

Sales and services revenue	$369	$306	21%

Contract Sales
Timeshare	$275	$288
Fractional	9	8
Whole-ownership	—	2

Total company	284	298
Timeshare	8	6
Fractional	18	1
Whole-ownership	16	5

Total joint venture	42	12

Total contract sales	$326	$310	5%

Timeshare contract sales, including sales made by our timeshare joint venture projects, which represents sales of timeshare interval, fractional, and whole ownership products before the adjustment for percentage of completion accounting, increased 5 percent over the year ago quarter reflecting stronger sales in 2007 at beachfront projects in Hawaii and St. Kitts, as well as strong sales at the downtown San Francisco project.

Timeshare segment revenues include interval, fractional, and whole ownership sales, base management fees, resort rental fees, and cost reimbursements. Timeshare segment revenues also include $11 million and

$10 million for the first quarters of 2007 and 2006, respectively, of interest income, recorded in our Condensed Consolidated Statement of Income on the “Timeshare sales and services” revenue line, associated with Timeshare segment notes receivable. The $87 million increase in Timeshare segment revenues from $356 million to $443 million reflected a $63 million increase in Timeshare sales and services revenue, a $22 million increase in cost reimbursements revenue, and $2 million of increased base management fees. The $63 million increase in Timeshare sales and services revenue reflected an increase of $49 million in development revenue, a $7 million increase in services revenue, a $4 million increase in financing revenue, and a $3 million increase in other revenue.

Segment results of $44 million in the first quarter of 2007 decreased $7 million over the prior year quarter. The $7 million decrease included a decrease of $9 million for Timeshare sales and services revenue net of direct expenses, which was partially offset by a $2 million increase in base management fees. The decrease in Timeshare sales and services revenue net of direct expenses of $9 million largely reflected increased development expenses, partially offset by increased development revenue reflecting projects meeting revenue recognition thresholds.

Synthetic Fuel

The table below details the impact of our Synthetic Fuel segment on our income from continuing operations for the first quarters of 2007 and 2006. Our management evaluates the figures presented in the “Before Syn. Fuel Impact” columns because management expects the Synthetic Fuel segment will no longer have a material impact on our business after the Internal Revenue Code synthetic fuel tax credits expire at the end of 2007 and because the presentation reflects the results of our core Lodging operations. Management also believes that these presentations facilitate the comparison of our results with the results of other lodging companies. However, the figures presented in the “Before Syn. Fuel Impact” columns are financial measures that are not prescribed or authorized by United States generally accepted accounting principles (“GAAP”), may be calculated and/or presented differently than presentations of other companies, and are not alternatives to operating income, total tax (provision) benefit, income from continuing operations, or any other operating measure prescribed by GAAP.

($ in millions)	Twelve Weeks Ended March 23, 2007			Twelve Weeks Ended March 24, 2006
	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact
Operating income (loss)	$201	$(36)	$237	$203	$(27)	$230
Gains and other income (expense)	23	(12)	35	34	(4)	38
Interest income, provision for loan losses, and interest expense	(30)	(6)	(24)	(14)	—	(14)
Equity in earnings (losses)	2	—	2	(3)	—	(3)

Income (loss) from continuing operations before income taxes and minority interest	196	(54)	250	220	(31)	251

Tax (provision) benefit	(67)	19	(86)	(77)	8	(85)
Tax credits	53	53	—	21	21	—

Total tax (provision) benefit	(14)	72	(86)	(56)	29	(85)

Income (loss) from continuing operations before minority interest	182	18	164	164	(2)	166
Minority interest	—	—	—	6	5	1

Income from continuing operations	$182	$18	$164	$170	$3	$167

For the first quarter of 2007, the synthetic fuel operation generated revenue of $68 million versus revenue of $57 million for the prior year quarter, primarily reflecting higher production in the 2007 first quarter. Operating losses for the 2007 first quarter increased $9 million over the prior year primarily reflecting the increase in production. Other expenses of $12 million and $4 million reflect net earn-out payments made in the first quarter of 2007 and the first quarter of 2006, respectively. The increase in the net earn-out payments made is primarily due to increased production during the first quarter of 2007 when compared to the same quarter in 2006 and to the fact that as a result of our 100 percent ownership of our synthetic fuel operations in 2007, we did not receive any earn-out payments in 2007 whereas we received earn-out payments from our joint venture partner in the first quarter of 2006. The increase in net earn-out payments made also reflected no tax credit phase-out in the first quarter of 2007 as compared to a provision for an estimated 21 percent tax credit phase-out in the first quarter 2006. The decrease in minority interest is due to the fact that in the first quarter of 2006 we had a joint venture partner in the synthetic fuel operation while in the 2007 first quarter we owned 100 percent of the operations. Interest costs in the 2007 first quarter of $6 million reflect the cost of hedges entered into in response to high oil prices and the uncertainty surrounding the potential phase-out of tax credits.

Income from continuing operations for the Synthetic Fuel segment increased from $3 million in the first quarter of 2006 to $18 million in the first quarter of 2007. The increase was primarily a result of greater production during the first quarter of 2007 when compared to the same quarter in 2006 and no provision for an estimated tax credit phase-out in the first quarter of 2007 as compared to a provision for an estimated 21 percent tax credit phase-out in the first quarter of 2006, partially offset by both the increased net earn-out payments made and increased costs.

At year-end 2006, as noted in our 2006 Form 10-K, the mine adjacent to our production plant in Alabama was closed, and accordingly production at our plant was suspended. During the first quarter of 2007, the mine was reopened and in mid-April, subsequent to the end of the 2007 first quarter, synthetic fuel production resumed at our Alabama plant.

New Accounting Standards

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on December 30, 2006, the first day of the 2007 first quarter. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that we have taken or expect to take on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, we may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48 of $155 million as an adjustment to the opening balance of retained earnings and additional paid-in-capital on the first day of the 2007 first quarter. See Footnote No. 12, “Income Taxes,” for additional information.

Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of Statement No. 140”

We adopted FASB’s Financial Accounting Standards (“FAS”) No. 156, “Accounting for Servicing of Financial Assets—an amendment of Statement No. 140,” (“FAS No. 156”) on December 30, 2006, the first day of the 2007 first quarter. FAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. It also allows an entity to subsequently elect fair value measurement for its servicing assets and liabilities. We recorded the cumulative effect of applying FAS No. 156 of $1 million, net of tax, as an adjustment to the opening balance of retained earnings on December 30, 2006. See Footnote No. 10, “Asset Securitizations,” for additional information.

Future Adoption of Accounting Standards

FAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”). This standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, which is our 2008 fiscal year. Provisions of FAS No. 157 must be applied prospectively as of the beginning of the first fiscal year in which FAS No. 157 is applied. We are evaluating the impact that FAS No. 157 will have on our financial statements.

EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”

In November 2006, the Emerging Issues Task Force of FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 will require condominium sales to meet the continuing investment criterion in FAS No. 66 in order to recognize profit under the percentage of completion method. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007, which is our 2008 fiscal year. The cumulative effect of EITF 06-8, if any, will be recorded as an adjustment to the opening balance of retained earnings in the year of adoption. We are evaluating the impact that EITF 06-8 will have on our financial statements.

Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment to FASB Statement No. 115” (“FAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which is our 2008 fiscal year. We are evaluating the impact that FAS No. 159 will have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and our Credit Facilities

At March 23, 2007, our available borrowing capacity amounted to $1.118 billion and reflected borrowing capacity at $2.0 billion under the credit facility plus our cash balance of $124 million less the letters of credit outstanding under the facility of $104 million, and $902 million of outstanding commercial paper supported by the facility. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements. We periodically evaluate opportunities to sell additional debt or equity securities, obtain credit facilities from lenders or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons, or to further strengthen our financial position.

Cash and equivalents totaled $124 million at March 23, 2007, a decrease of $69 million from year-end 2006, reflecting activity for the twelve weeks ended March 23, 2007, including: purchases of treasury stock ($492 million); capital expenditures ($158 million); operating cash outflows ($153 million); dividend payments ($25 million); and other cash outflows ($20 million). Partially offsetting these cash outflows were cash inflows associated with the following: commercial paper and other debt issuances ($587 million); common stock issuances ($95 million); dispositions ($48 million); and loan collections, sales, and other ($49 million).

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

	Twelve Weeks Ended
($ in millions)	March 23, 2007	March 24, 2006
Timeshare segment development, less cost of sales	$21	$(34)
New Timeshare segment mortgages, net of collections	(83)	(76)
Loan repurchases	(6)	(5)
Financially reportable sales in excess of closed sales	(60)	—
Collection on retained interests in notes sold and servicing fees	25	31
Other cash inflows	—	5

Net cash outflows from Timeshare segment activity	$(103)	$(79)

We estimate that, for the 20-year period from 2007 through 2026, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $1.8 billion.

Debt

As of the end of the 2007 first quarter, debt increased by $585 million as compared to year-end 2006 from $1,833 million to $2,418 million due to a net increase in commercial paper of $587 million and other debt decreases of $2 million. Among other things, the increase in commercial paper debt was used for share repurchases and capital expenditures. At the end of the 2007 first quarter, future debt payments plus interest total $3,101 million and are due as follows: $97 million in 2007; $372 million in 2008 and 2009; $187 million in 2010 and 2011; and $2,445 million thereafter.

Operating Lease Obligation

As further described in Footnote No. 17, “Variable Interest Entities,” of this report, early in the 2007 first quarter, we entered into a transaction whereby we assumed a lease agreement for a property that we managed prior to the assumption. Accordingly, we became the primary obligor. Under the new lease agreement, we are required to pay fixed minimum rents through 2033 as follows: $8 million in 2007; $9 million for each of

2008, 2009, 2010, and 2011; and $195 million thereafter, for a total of $239 million. At year-end 2006, the “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2006 Form 10-K included, for this property, operating lease obligations for which we were secondarily liable, of $208 million due as follows: $8 million for 2007; $16 million for 2008 and 2009; $16 million for 2010 and 2011; and $168 million thereafter.

Share Repurchases

We purchased 9.5 million shares of our Class A Common Stock during the twelve weeks ended March 23, 2007, at an average price of $47.46 per share. See Part II, Item 2 of this Form 10-Q for additional information on the Company’s share repurchases.

Dispositions

In the 2007 first quarter, we sold one property for net cash proceeds of $28 million. Also during the 2007 first quarter, we sold our interest in a joint venture for net cash proceeds of $20 million, and we sold a portion of our available-for-sale securities in one company for which the cash proceeds of $26 million were received subsequent to the end of the 2007 first quarter.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2006 Form 10-K. As noted earlier in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “New Accounting Standards” and sub-heading “FASB Interpretation No. 48, ‘Accounting for Uncertainty in Income Taxes,’” we adopted FIN 48 in the 2007 first quarter. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Other than the adoption of FIN 48, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since the date of our 2006 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed since December 29, 2006.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

As described in Footnote No. 2, “New Accounting Standards,” of the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report, during the first quarter of 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which resulted in changes in internal controls over how tax positions are measured, recognized, and disclosed.

There have been no other changes in internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The matter described under the heading captioned “Audit of Employee Stock Ownership Plan Transaction” in Footnote No. 15, “Contingencies,” of the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report is hereby incorporated by reference. From time to time, we are also subject to certain other legal proceedings and claims in the ordinary course of business, including adjustments proposed during governmental examinations of the various tax returns we file. We currently are not aware of any such other legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

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

The lodging industry is highly competitive, which may impact our ability to compete successfully with other hotel and timeshare properties for customers. We generally operate in markets that contain numerous competitors. Each of our hotel and timeshare brands competes with major hotel chains in national and international venues and with independent companies in regional markets. Our ability to remain competitive and to attract and retain business and leisure travelers depends on our success in distinguishing the quality, value, and efficiency of our lodging products and services from those offered by others. If we are unable to compete successfully in these areas, this could limit our operating margins, diminish our market share, and reduce our earnings.

We are subject to the range of operating risks common to the hotel, timeshare, and corporate apartment industries. The profitability of the hotels, vacation timeshare resorts, and corporate apartments that we operate or franchise may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms, timeshare interval, fractional, and whole ownership products, and apartments;

(2)	international, national, and regional economic and geopolitical conditions;

(3)	the impact of war, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats;

(4)	the desirability of particular locations and changes in travel patterns;

(5)	travelers’ fears of exposure to contagious diseases, such as Avian Flu and Severe Acute Respiratory Syndrome (“SARS”);

(6)	the occurrence of natural disasters, such as earthquakes, tsunamis, and hurricanes;

(7)	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures, and costs;

(8)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

(9)	regional and national development of competing properties;

(10)	increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business, including recent increases in energy costs; and

(11)	organized labor activities, which could cause the diversion of business from hotels involved in labor negotiations, loss of group business, and/or increased labor costs.

Any one or more of these factors could limit or reduce the demand or the prices we are able to obtain, for hotel rooms, timeshare units, and corporate apartments or could increase our costs and therefore reduce the profit of our lodging businesses. Reduced demand for hotels could also give rise to losses under loans, guarantees, and minority equity investments that we have made in connection with hotels that we manage. Even where such factors do not reduce demand, our profit margins may suffer if we are unable to fully recover increased operating costs from our customers.

The uncertain pace and duration of the current growth environment in the lodging industry will continue to impact our financial results and growth. Both the Company and the lodging industry were hurt by several events occurring over the last several years, including the global economic downturn, the terrorist attacks on New York and Washington in September 2001, the global outbreak of SARS in 2003, and military action in Iraq. Although both the lodging and travel industries have now largely recovered from the depressed levels during those years, the duration, pace, and full extent of the current growth environment remains unclear. Accordingly, our financial results and growth could be harmed if that recovery stalls or is reversed.

Our lodging operations are subject to international, national, and regional conditions. Because we conduct our business on a national and international platform, our activities are susceptible to changes in the performance of regional and global economies. In recent years, our business was hurt by decreases in travel resulting from recent economic conditions, the military action in Iraq, and the heightened travel security measures that have resulted from the threat of further terrorism. Our future economic performance is similarly subject to the uncertain economic environment in the United States and other regions, the unknown pace of business travel recovery that results, and the occurrence of any future incidents in the countries where we operate.

Our growth strategy depends upon third-party owners/operators, and future arrangements with these third parties may be less favorable. Our present growth strategy for development of additional lodging facilities entails entering into and maintaining various arrangements with property owners. The terms of our management agreements, franchise agreements, and leases for each of our lodging facilities are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue, or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.

We may have disputes with the owners of the hotels that we manage or franchise. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and may give rise to disagreements in some instances. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners but have not always been able to do so. Failure to resolve such disagreements has in the past resulted in litigation, and could do so in the future.

Our ability to grow our management and franchise systems is subject to the range of risks associated with real estate investments. Our ability to sustain continued growth through management or franchise agreements for new hotels and the conversion of existing facilities to managed or franchised Marriott brands is affected, and may potentially be limited, by a variety of factors influencing real estate development generally. These include site availability, financing, planning, zoning, and other local approvals and other limitations that may be imposed by market and submarket factors, such as projected room occupancy, changes in growth in demand compared to projected supply, territorial restrictions in our management and franchise agreements, costs of construction, and anticipated room rate structure.

We depend on capital to buy and maintain hotels, and hotel owners or we may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and maintenance of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. Our ability to recover loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to recycle and raise new capital. In addition, downgrades of our public debt ratings by Standard & Poor’s, Moody’s Investor Service or similar companies could increase our cost of capital.

Our development activities expose us to project cost, completion, and resale risks. We develop new hotel, timeshare interval, fractional ownership, and whole ownership properties, both directly and through partnerships, joint ventures, and other business structures with third parties. Our involvement in the development of properties presents a number of risks, including that: (1) construction delays, cost overruns, or acts of God such as earthquakes, hurricanes, floods or fires may increase overall project costs or result in project cancellations; (2) we may be unable to recover development costs we incur for projects that are not pursued to completion; (3) conditions within capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or development of future properties; and (4) properties that we develop could become less attractive due to changes in mortgage rates, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices we anticipate.

Development activities that involve our co-investment with third parties may further increase completion risk or result in disputes that could increase project costs or impair project operations. Partnerships, joint ventures, and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. Although we actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, actions by another investor may present additional risks of project delay, increased project costs, or operational difficulties following project completion.

Risks associated with development and sale of residential properties that are associated with our lodging and timeshare properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, through minority interests and/or licensing fees, in the development and sale of residential properties associated with our brands, including luxury residences, and condominiums under our The Ritz-Carlton and Marriott brands. Such projects pose additional risks beyond those generally associated with our lodging and timeshare businesses, which may reduce our profits or compromise our brand equity, including the following:

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

•	Residential construction may be subject to warranty and liability claims, and the costs of resolving such claims may be significant; and

•	If the pace of sales is slower than we anticipate or sales prices are lower than projected, it may become more difficult to convince future hotel development partners of the value added by our brands.

Damage to or other potential losses involving properties that we own, manage or franchise may not be covered by insurance. We have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary. Market forces beyond our control may nonetheless limit the scope of insurance coverage that we can obtain and our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes, and floods or terrorist acts, may be uninsurable or too expensive to justify insuring against. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of hotel owners or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt, or other financial obligations related to the property.

Risks relating to acts of God, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. Acts of God, such as hurricanes, earthquakes, and other natural disasters and the spread of contagious diseases, such as Avian Flu and SARS, in locations where we own, manage or franchise significant properties, and areas of the world from which we draw a large number of customers can cause a decline in the level of business and leisure travel and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty can have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms, timeshare units, and corporate apartments or limit the prices that we are able to obtain for them, both of which could adversely affect our profits.

A failure to keep pace with developments in technology could impair our operations or competitive position. The lodging and timeshare industries continue to demand the use of sophisticated technology and systems, including those used for our reservation, revenue management and property management systems, our Marriott Rewards program, and technologies we make available to our guests. These technologies and systems must be refined, updated, and/or replaced with more advanced systems on a regular basis. If we are unable to do so as quickly as our competitors or within budgeted costs and time frames, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

An increase in the use of third-party Internet reservation services could adversely impact our revenues. Some of our hotel rooms are booked through Internet travel intermediaries, such as Travelocity.com®, Expedia.com®, and Priceline.com®, serving both the leisure and, increasingly, the corporate travel and group meeting sectors. While Marriott’s Look No Further® Best Rate Guarantee has greatly reduced the ability of these Internet travel intermediaries to undercut the published rates at our hotels, these intermediaries continue their attempts to commoditize hotel rooms by aggressively marketing to price-sensitive travelers and corporate accounts and increasing the importance of general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their travel services rather than to our lodging brands. Although we expect to continue to maintain and even increase the strength of our brands in the online marketplace, if the amount of sales made through Internet intermediaries increases significantly, our business and profitability may be harmed.

Changes in privacy law could adversely affect our ability to market our products effectively. Our Timeshare segment, and to a lesser extent our other lodging segments, rely on a variety of direct marketing techniques, including telemarketing, email marketing, and postal mailings. Any further restrictions in laws such as the Telemarketing Sales Rule, CANSPAM Act, and various U.S. state laws regarding marketing and solicitation or international data protection laws that govern these activities could result in concern about the continuing effectiveness of telemarketing, email, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of timeshare units and other products. We also obtain access to potential customers from travel service providers or other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If the acquisition of these lists were outlawed or otherwise restricted, our ability to develop new customers, and introduce them to our products could be impaired.

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

High oil prices in 2007 could reduce or eliminate the tax credits generated by our synthetic fuel facilities. The tax credits available under the Internal Revenue Code for the production and sale of synthetic fuel in any given year are phased out if the Reference Price of a barrel of oil for that year falls within a specified price range. The “Reference Price” of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and is determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. In 2005 and 2006, the Reference Price was approximately equal to 89 percent and 90 percent, respectively, of the average price in those years of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil. The price range within which the tax credit is phased out was set in 1980 and is adjusted annually for inflation. In 2006, the phase-out range was $55.06 to $69.12. Because the Reference Price for a barrel of oil for 2006 was within that range, at $59.68, there was a 33 percent reduction of the tax credits available for synthetic fuel produced and sold in 2006.

Assuming a 2 percent inflation adjustment factor for 2007 and assuming that the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains approximately the same in 2007 as it was in 2006, we currently estimate that the tax credits available for production and sale of synthetic fuel in 2007 would begin to be phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $62 and would be fully phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $78. The average price of the benchmark NYMEX futures contract for 2007, through April 18, 2007, was approximately $59.09.

We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2007 exceeds the applicable phase-out threshold, the tax credits generated by our synthetic fuel facilities could be reduced or eliminated. Late in 2006 and early in 2007, we entered into hedge agreements to minimize operating losses that could occur if more than a majority of the tax credits are phased out in 2007.

Our effective tax rate is likely to increase significantly after the synthetic fuel tax credit program expires at the end of 2007. Tax credits contributed by our synthetic fuel operations have significantly reduced our effective tax rate during the last several years. Because the program ends with 2007 synthetic fuel production, our facilities will not be able to generate credits in future years. As a result, our future effective tax rate is likely to increase significantly, thereby reducing our after-tax profits.

The audit of our ESOP transaction could expose us to substantial taxes and penalties. As described above in Footnote No. 15, “Contingencies,” we are contesting adjustments proposed by the IRS in the audit of our June 2000 employee stock ownership plan transaction. We may have to pay substantial taxes and penalties if we are ultimately unsuccessful.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 30, 2006-January 26, 2007	2.6	$46.53	2.6	31.6
January 27, 2007-February 23, 2007	1.8	48.09	1.8	29.8
February 24, 2007-March 23, 2007	5.1	47.72	5.1	24.7

(1)

On August 3, 2006, we announced that our Board of Directors increased by 40.0 million shares, the authorization to repurchase our Class A Common Stock for a total outstanding authorization of approximately 51.2 million shares on that date. We repurchase shares in the open market and in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

3.(i)	Restated Certificate of Incorporation of the Company.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.(ii)	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.

23rd day of April, 2007

/s/ Arne M. Sorenson
Arne M. Sorenson
Executive Vice President and Chief Financial Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President, Financial
Information and Enterprise Risk Management and Principal Accounting Officer