Form 10-Q
period 2007-06-15
MARRIOTT INTERNATIONAL INC /MD/
filed 2007-07-13
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Shares outstanding at June 29, 2007
Class A Common Stock, $0.01 par value	375,943,027

MARRIOTT INTERNATIONAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
REVENUES
Base management fees	$148	$134	$282	$261
Franchise fees	101	93	192	175
Incentive management fees	116	77	187	136
Owned, leased, corporate housing, and other revenue	312	272	562	526
Timeshare sales and services (including note sale gains of $45 million for the 12 and 24 weeks ended June 15, 2007, and $40 million for the 12 and 24 weeks ended June 16, 2006)	453	371	822	677
Cost reimbursements	1,992	1,905	3,913	3,725
Synthetic fuel	88	39	156	96

	3,210	2,891	6,114	5,596
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	257	225	476	433
Timeshare-direct	331	289	643	529
Reimbursed costs	1,992	1,905	3,913	3,725
General, administrative, and other	207	141	354	291
Synthetic fuel	123	57	227	141

	2,910	2,617	5,613	5,119

OPERATING INCOME	300	274	501	477
Gains and other (expense) income	(4)	8	19	42
Interest expense	(52)	(30)	(85)	(57)
Interest income	6	12	9	23
Reversal of provision for loan losses	—	1	—	3
Equity in (losses) earnings	(1)	6	1	3

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	249	271	445	491
Provision for income taxes	(42)	(85)	(56)	(141)
Minority interest	—	—	—	6

INCOME FROM CONTINUING OPERATIONS	207	186	389	356
Cumulative effect of change in accounting principle, net of tax	—	—	—	(109)

NET INCOME	$207	$186	$389	$247

EARNINGS PER SHARE-Basic
Earnings from continuing operations	$0.54	$0.45	$1.01	$0.86
Loss from cumulative effect of accounting change	—	—	—	(0.26)

Earnings per share	$0.54	$0.45	$1.01	$0.60

EARNINGS PER SHARE-Diluted
Earnings from continuing operations	$0.51	$0.43	$0.95	$0.81
Loss from cumulative effect of accounting change	—	—	—	(0.25)

Earnings per share	$0.51	$0.43	$0.95	$0.56

DIVIDENDS DECLARED PER SHARE	$0.0750	$0.0625	$0.1375	$0.1150

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

($ in millions)

	June 15, 2007 (Unaudited)	December 29, 2006
ASSETS
Current assets
Cash and equivalents	$151	$193
Accounts and notes receivable	1,254	1,117
Inventory	1,291	1,208
Deferred taxes, net	227	200
Assets held for sale	653	411
Other	197	185

	3,773	3,314

Property and equipment	1,085	1,238

Intangible assets
Goodwill	921	921
Contract acquisition costs	594	575

	1,515	1,496

Equity and cost method investments	378	402

Notes receivable
Loans to equity method investees	19	27
Loans to timeshare owners	286	316
Other notes receivable	167	217

	472	560
Other long-term receivables	183	178
Deferred taxes, net	826	665
Other	687	735

	$8,919	$8,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$219	$15
Accounts payable	700	658
Accrued payroll and benefits	498	615
Liability for guest loyalty program	383	384
Liabilities of assets held for sale	105	102
Timeshare segment deferred revenue	142	178
Tax payables and accruals	319	—
Other payables and accruals	740	570

	3,106	2,522

Long-term debt	2,065	1,818
Liability for guest loyalty program	917	847
Self-insurance reserves	203	184
Other long-term liabilities	657	599

Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,424	3,617
Retained earnings	3,094	2,860
Treasury stock, at cost	(4,597)	(3,908)
Accumulated other comprehensive income	45	44

	1,971	2,618

	$8,919	$8,588

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

(Unaudited)

	Twenty-Four Weeks Ended
	June 15, 2007	June 16, 2006
OPERATING ACTIVITIES
Net income	$389	$247
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	91	82
Minority interest	—	(6)
Income taxes	(54)	(20)
Timeshare activity, net	(11)	65
Liability for guest loyalty program	53	44
Cumulative effect of change in accounting principle	—	109
Working capital changes and other	(102)	(146)

Net cash provided by operating activities	366	375

INVESTING ACTIVITIES
Capital expenditures	(309)	(153)
Dispositions	120	716
Loan advances	(4)	(44)
Loan collections and sales	79	33
Equity and cost method investments	—	(73)
Other	97	(88)

Net cash (used in) provided by investing activities	(17)	391

FINANCING ACTIVITIES
Commercial paper, net	346	(462)
Issuance of long-term debt	37	351
Repayment of long-term debt	(12)	(10)
Issuance of Class A Common Stock	142	162
Dividends paid	(49)	(43)
Purchase of treasury stock	(836)	(588)
Other	(19)	(15)

Net cash used in financing activities	(391)	(605)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(42)	161
CASH AND EQUIVALENTS, beginning of period	193	203

CASH AND EQUIVALENTS, end of period	$151	$364

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

Our 2007 second quarter ended on June 15, 2007; our 2006 fourth quarter ended on December 29, 2006; and our 2006 second quarter ended on June 16, 2006. In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 15, 2007, and December 29, 2006, and the results of our operations for the twelve and twenty-four weeks ended June 15, 2007, and June 16, 2006, and cash flows for the twenty-four weeks ended June 15, 2007, and June 16, 2006. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

2.	New Accounting Standards

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on December 30, 2006, the first day of fiscal year 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48, of $155 million as an adjustment to the opening balance of retained earnings and additional paid-in-capital on December 30, 2006, the first day of fiscal year 2007. See Footnote No. 4, “Income Taxes,” for additional information.

Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140”

We adopted FASB’s Financial Accounting Standards (“FAS”) No. 156, “Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140,” (“FAS No. 156”) on December 30, 2006, the

first day of fiscal year 2007. FAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. It also allows an entity to subsequently elect fair value measurement for its servicing assets and liabilities. We recorded the cumulative effect of applying FAS No. 156, of $1 million, net of tax, as an adjustment to the opening balance of retained earnings on December 30, 2006. See Footnote No. 12, “Asset Securitizations,” for additional information.

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

EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”

In November 2006, the Emerging Issues Task Force of FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, for Sales of Condominiums (“EITF 06-8”). EITF 06-8 will require condominium sales to meet the continuing investment criterion in FAS No. 66, “Accounting for Sales of Real Estate” (“FAS No. 66”), in order to recognize profit under the percentage-of-completion method. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007, which is our 2008 fiscal year. The cumulative effect of applying EITF 06-8, if any, will be recorded as an adjustment to the opening balance of retained earnings in the year of adoption. We are evaluating the impact that EITF 06-8 will have on our financial statements.

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

At year-end 2006, as noted in our 2006 Form 10-K, our feedstock supplier’s mine that is adjacent to our production plant in Alabama was closed, and accordingly production at our plant was suspended. During the first quarter of 2007, the mine was reopened and in mid-April, subsequent to the end of the 2007 first quarter, synthetic fuel production resumed at our Alabama plant. In late June 2007, subsequent to the end of the 2007 second quarter, the coal mine was again closed following a lightning strike and explosion. The mine operator currently estimates the mine will be closed until the beginning of August 2007. At this time, we expect to continue producing synthetic fuel at the Alabama plant sporadically, using existing coal stockpiles until the mine is reopened.

4.	Income Taxes

We adopted the provisions of FIN 48, on December 30, 2006, the first day of fiscal year 2007. As a result of the implementation of FIN 48, we recorded a $155 million increase in the net liability for unrecognized tax positions, which was recorded as an adjustment to the opening balance of retained earnings and additional paid-in-capital on December 30, 2006. The total amount of unrecognized tax benefits as of June 15, 2007, was $119 million. Included in the balance at June 15, 2007, were $102 million of tax positions that, if recognized, would affect the effective tax rate.

As a large taxpayer, we are under continual audit by the Internal Revenue Service (“IRS”) and other taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 52-week period. An estimate of the range of the possible change cannot be made unless and until issues are further developed or examinations close.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. Our Condensed Consolidated Statements of Income for the quarter and year-to-date periods ended June 15, 2007, and our Condensed Consolidated Balance Sheet as of that date include interest of $12 million, $16 million, and $59 million, respectively.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We are participating in the IRS Compliance Assurance Program (CAP) for the 2006 and 2007 tax years. This program accelerates the examination of key transactions with the goal of resolving any issues before the return is filed. Our 2005 federal income tax return is currently being examined by the IRS in a traditional audit process. In June 2007, we received IRS Revenue Agents Reports for both the 2000-2002 and 2003-2004 examination cycles. We have fully resolved all issues and are in the final stages of closing these years. Various state, local, and foreign income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

In Footnote No. 18, “Contingencies,” to our 2006 Form 10-K we disclosed that the IRS was auditing the Company’s federal tax returns for the 2000, 2001, and 2002 fiscal years. As part of that audit, the IRS reviewed a leveraged employee stock ownership plan (“ESOP”) feature of the Company’s Employees’ Profit Sharing, Retirement and Savings Plan and Trust (the “Plan”) that was implemented in a transaction (the “ESOP transaction”) on June 13, 2000. Principal and interest on the debt related to the transaction was forgiven over a 26-month period as a mechanism for funding Company contributions of elective deferrals and matching contributions to the Plan. The Company claimed federal income tax deductions for the forgiven principal on the debt in the amount of $1 billion over that period, along with forgiven interest on the debt. The benefit related to the tax deductions was reflected in equity and did not flow through the provision for income taxes.

On June 7, 2007, we reached a settlement of issues raised during the IRS’ and Department of Labor’s examination of the ESOP feature of the Plan. The settlement resulted in an after-tax charge in the 2007 second quarter, totaling $54 million and a reduction in shareholders’ equity of $115 million. The $54 million charge included $35 million of excise taxes (impacting general, administrative, and other expense), $13 million of interest expense on those excise taxes, and $6 million of income tax expense primarily reflecting additional interest. As a result of the settlement, we will make cash payments to the U.S. Treasury and state tax jurisdictions of approximately $220 million, most of which will occur in the 2007 third quarter. The payments reflect income taxes, excise taxes, and interest charges. No penalties were assessed.

5.	Share-Based Compensation

Under our 2002 Comprehensive Stock and Cash Incentive Plan (“the Comprehensive Plan”), we award: (1) stock options to purchase our Class A Common Stock (“Stock Option Program”); (2) share appreciation rights for our Class A Common Stock; (3) restricted stock units of our Class A Common Stock; and (4) deferred stock units. The awards are granted at exercise prices or strike prices that are equal to the market price of our Class A Common Stock on the date of grant.

We granted 2.2 million restricted stock units during the first half of 2007 under the Comprehensive Plan to certain officers and key employees and those units vest generally over four years in annual installments commencing one year after the date of grant. The weighted average grant-date fair value of the restricted stock units granted in the first half of 2007 was $49.

In the first half of 2007, we granted 33,000 stock options that had a weighted average grant-date fair value of $19 and a weighted average exercise price of $49. The options are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant and expire 10 years after the date of grant.

During the first half of 2007, we also granted 0.4 million employee share appreciation rights (“Employee SARs”) with a weighted average base value of $49 and a weighted average grant-date fair value of $19 to officers and key employees. During the first half of 2007, we also granted 4,000 non-Employee share appreciation rights (“non-Employee SARs”) with a weighted average base value of $20 and a weighted average grant-date fair value of $46.

For Employee SARs and options for 2007, we have assumed annual dividends of $0.2875, expected volatility of 28 percent, annual dividend growth at 20 percent, and a risk-free interest rate of 4.8 percent. The risk-free rate was based on the 8-year U.S. Treasury spot rate at the date of grant, converted to a continuously compounded rate. Both the Employee SARs and options have expected lives of seven years. Employee SARs and options expire 10 years after the date of grant and generally both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant.

For non-Employee SARs for 2007, we have assumed annual dividends of $0.2875, expected volatility of 28 percent, annual dividend growth at 20 percent, and a risk-free interest rate of 4.6 percent. The risk-free rate was based on the 10-year U.S. Treasury spot rate at the date of grant, converted to a continuously compounded rate. Non-Employee SARs have an expected life of 10 years, and expire 10 years after the date of grant and vest upon grant; however, they are generally not exercisable until one year after grant.

We also issued 16,000 deferred stock units with a weighted-average grant-date fair value of $46 to non-Employee directors during the first half of 2007. These non-Employee director deferred stock units vest within one year and are distributed upon election.

6.	Earnings Per Share

The table below illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in millions, except per share amounts)	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
Computation of Basic Earnings Per Share

Income from continuing operations	$207	$186	$389	$356
Weighted average shares outstanding	382.9	412.5	385.5	412.1

Basic earnings per share from continuing operations	$0.54	$0.45	$1.01	$0.86

Computation of Diluted Earnings Per Share

Income from continuing operations	$207	$186	$389	$356

Weighted average shares outstanding	382.9	412.5	385.5	412.1
Effect of dilutive securities
Employee stock option and share appreciation rights plans	17.2	20.1	18.0	20.3
Deferred stock incentive plans	1.8	2.3	1.9	4.6
Restricted stock units	1.9	1.7	2.5	1.9

Shares for diluted earnings per share	403.8	436.6	407.9	438.9

Diluted earnings per share from continuing operations	$0.51	$0.43	$0.95	$0.81

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period.

In accordance with FAS No. 128, “Earnings per Share,” we have not included the following stock options in our calculation of diluted earnings per share because the option exercise prices were greater than the average market prices for the applicable periods:

(a)	for the 12-week period ended June 15, 2007, 0.4 million options; and

(b)	for the 24-week period ended June 15, 2007, 0.3 million options.

7.	Inventory

Inventory, totaling $1,291 million and $1,208 million as of June 15, 2007, and December 29, 2006, respectively, consists primarily of Timeshare segment interval, fractional, and whole ownership products totaling $1,249 million and $1,166 million as of June 15, 2007, and December 29, 2006, respectively. Inventory totaling $42 million and $42 million as of June 15, 2007, and December 29, 2006, respectively, relates to hotel operating supplies for the limited number of properties we own or lease and synthetic fuel. We value Timeshare segment interval, fractional, and whole ownership products and our Synthetic Fuel segment inventory at the lower of cost or net realizable value and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional, and whole ownership products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

8.	Assets Held for Sale

Assets held for sale totaled $653 million at the end of the 2007 second quarter and consisted of property and equipment of $628 million, accounts receivable of $11 million, cash of $11 million, and other assets of $3 million. The $653 million total reflected the following segment composition: International Lodging- $379 million; Luxury Lodging-$172 million; North American Full-Service Lodging-$42 million; and North American Limited-Service Lodging-$60 million. Liabilities of assets held for sale totaled $105 million at the end of the 2007 second quarter and consisted of debt totaling $80 million, accounts payable of $15 million, accrued payroll and benefits of $7 million, and other payables and accruals of $3 million.

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

9.	Property and Equipment

The following table details the composition of our property and equipment balances at June 15, 2007, and December 29, 2006.

($ in millions)	June 15, 2007	December 29, 2006
Land	$252	$316
Buildings and leasehold improvements	632	724
Furniture and equipment	898	888
Construction in progress	257	215

	2,039	2,143
Accumulated depreciation	(954)	(905)

	$1,085	$1,238

10.	Acquisitions and Dispositions

2007 Acquisitions

During the 2007 second quarter, we acquired one extended-stay property for cash consideration of $65 million.

At the end of the 2007 second quarter, we were party to a venture that developed and marketed timeshare and whole ownership interests. Subsequent to the end of the 2007 second quarter, we purchased the other partner’s interest in the joint venture for $6 million. In conjunction with that transaction, we acquired assets and liabilities totaling $100 million and $94 million, respectively, on the date of the purchase.

During the 2007 first quarter, we acquired the fee simple interest in the improvements of three properties and the leasehold interest in the ground underlying the three properties for cash consideration of $58 million. The purchase included one full-service property and two limited-service properties. As noted in the “2007 Dispositions” section that follows, we sold these interests in the 2007 second quarter. In the 2007 first quarter, we also purchased certain land parcels for cash consideration of $30 million.

2007 Dispositions

In the 2007 second quarter, we sold one parcel of land that was under development for $13 million in cash proceeds and recognized a gain of $2 million. We also sold the fee simple interest in the improvements of three properties and the leasehold interest in the ground underlying the three properties, initially acquired in the 2007 first quarter, for book value and received $58 million in cash proceeds. Both of the aforementioned sales in the 2007 second quarter were accounted for under the full accrual method in accordance with FAS No. 66. We had other asset sales during the second quater, which generated cash proceeds totaling $1 million.

In the 2007 second quarter, we also sold land that was under development for cash proceeds of $87 million. Due to a contingency in the sales contract, this sale was accounted for under the deposit method of FAS No. 66. Accordingly, the cash proceeds were reflected in “Other investing activities” in our Condensed Consolidated Statement of Cash Flows, rather than “Dispositions.”

In the 2007 first quarter, we sold one property for cash proceeds of $28 million, which was approximately equal to the property’s book value. We accounted for the sale under the full accrual method in accordance with FAS No. 66. Also during the 2007 first quarter, we sold our interest in a joint venture for cash proceeds of $20 million and recognized a gain of $10 million. Finally, during the 2007 first quarter we sold a portion of our available-for-sale securities in one company for $26 million and recognized a gain of $11 million. Proceeds from this sale were received subsequent to the end of the first quarter.

11.	Notes Receivable

The following table details the composition of our notes receivable balances at June 15, 2007, and December 29, 2006.

($ in millions)	June 15, 2007	December 29, 2006
Loans to timeshare owners	$339	$386
Lodging senior loans	8	9
Lodging mezzanine and other loans	201	268

	548	663
Less current portion	(76)	(103)

	$472	$560

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in the accompanying Condensed Consolidated Balance Sheet, including $53 million and $70 million, as of June 15, 2007, and December 29, 2006, respectively, related to “Loans to timeshare owners.”

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

On December 30, 2006, the first day of fiscal year 2007, we adopted FAS No. 156. In conjunction with the adoption of FAS No. 156, we elected to subsequently measure our servicing assets using the fair value method. Under the fair value method, we carry servicing assets on the balance sheet at fair value, and report the changes in fair value, primarily due to changes in valuation inputs and assumptions, and to the collection or realization of expected cash flows, in earnings in the period in which the change occurs.

To determine the fair value of servicing assets, we use a valuation model that calculates the present value of estimated future net servicing income, which is based on the monthly fee the Company receives for servicing its securitized notes. We use market assumptions in the valuation model, including estimates of prepayment speeds, default rates, and discount rates.

Effective December 30, 2006, upon the remeasurement of our servicing assets at fair value, we recorded a cumulative-effect adjustment to the 2007 beginning balance of retained earnings of $1 million after-tax ($2 million pretax) in our Condensed Consolidated Balance Sheet. Accordingly, servicing assets totaled $11 million at year-end 2006 and $13 million on the first day of fiscal year 2007. At June 15, 2007, servicing assets totaled $14 million.

The table below reconciles the December 29, 2006, and December 30, 2006, balance of servicing assets.

($ in millions)	Servicing Assets
Balance at December 29, 2006	$11
Remeasurement upon adoption of FAS No. 156	2

Balance at December 30, 2006	$13

The changes in servicing assets measured using the fair value method were:

($ in millions)	Servicing Assets
Fair value, beginning of period (December 30, 2006)	$13
Servicing from securitizations	3
Changes in fair value (1)	(2)

Fair value, end of period (June 15, 2007)	$14

(1)	Principally represents changes due to collection/realization of expected cash flows over time.

In June 2007, we sold $270 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. In connection with the sale of the notes receivable, we received net proceeds of $270 million, retained residual interests of $46 million, and recorded a gain of $45 million. We used the following key assumptions to measure the fair value of the residual interests, excluding servicing assets, at the date of sale: average discount rate of 9.22 percent; average expected annual prepayments, including defaults, of 25.18 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 75 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 34 months. Our key assumptions are based on our experience with other Timeshare segment notes receivable that we originate.

13.	Long-Term Debt

Our long-term debt at June 15, 2007, and December 29, 2006, consisted of the following:

($ in millions)	June 15, 2007	December 29, 2006
Senior Notes:
Series C, interest rate of 7.875%, maturing September 15, 2009	$76	$76
Series E, interest rate of 7.000%, maturing January 15, 2008	91	91
Series F, interest rate of 4.625%, maturing June 15, 2012	349	349
Series G, interest rate of 5.810%, maturing November 10, 2015	400	399
Series H, interest rate of 6.200%, maturing June 15, 2016	349	349
Commercial paper, average interest rate of 5.4% at June 15, 2007	658	315
Mortgage debt, average interest rate of 7.4% at June 15, 2007, maturing through May 1, 2025	276	167
Other	85	87

	2,284	1,833
Less current portion	(219)	(15)

	$2,065	$1,818

As of the end of our 2007 second quarter, all debt, other than mortgage debt and $1 million of other debt, is unsecured.

During the second quarter of 2007, we amended and restated our multicurrency revolving credit agreement, originally entered into during the second quarter of 2005, to increase the aggregate borrowings and letters of credit available under the facility from $2.0 billion to $2.5 billion and to extend the expiration of the facility from 2011 to 2012. The availability of revolving credit borrowings supports our commercial paper program. Borrowings under the facility bear interest at the London Interbank Offered Rate (LIBOR) plus a spread, based on our public debt rating. Additionally, we pay quarterly fees on the facility at a rate also based on our public debt rating.

On June 20, 2007, subsequent to the end of the 2007 second quarter, we entered into a terms agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., and other underwriters to issue $350 million aggregate principal amount of 6.375 percent Series I Notes due 2017 (the “Notes”). The offering of the Notes closed on June 25, 2007. We received net proceeds of approximately $346 million from this offering, after deducting the underwriting discount and estimated expenses of the offering. We used these proceeds for general corporate purposes including the repayment of commercial paper borrowings.

Interest on the Notes will be paid on June 15 and December 15 of each year, commencing on December 15, 2007. The Notes will mature on June 15, 2017, and are redeemable, in whole or in part, at any time and from time to time under the terms provided in the form of note. The Notes were issued under an indenture with The Bank of New York, successor to JP Morgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, dated as of November 16, 1998.

14.	Comprehensive Income and Capital Structure

Our total comprehensive income was $221 million and $202 million for the twelve weeks ended June 15, 2007, and June 16, 2006, respectively, and $390 million and $276 million for the twenty-four weeks ended June 15, 2007, and June 16, 2006. The principal difference between net income and comprehensive income for the twelve weeks ended June 15, 2007, primarily relates to foreign currency translation adjustments; and for the twenty-four weeks ended June 15, 2007, foreign currency translation adjustments, partially offset by mark-to-market adjustments associated with available-for-sale securities. The principal difference between net income and comprehensive income for the prior year primarily relates to mark-to-market adjustments associated with available-for-sale securities, but also includes foreign currency translation adjustments.

For the twenty-four weeks, ended June 15, 2007, approximately 7.2 million shares of our Class A Common Stock were issued upon conversion, exercise, or satisfaction of required conditions. In addition, during the first half of 2007 we repurchased approximately 18.2 million shares of our Class A Common Stock at an average price of $46.86 per share.

15.	Contingencies

Guarantees

We issue guarantees to certain lenders and hotel owners primarily to obtain long-term management contracts. The guarantees generally have a stated maximum amount of funding and a term of three to ten years. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are inadequate to cover annual debt service or to repay the loan at the end of the term. The terms of the guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. Guarantee fundings to lenders and hotel owners are generally recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. We also enter into project completion guarantees with certain lenders in conjunction with hotels and Timeshare segment properties that we or our joint venture partners are building.

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at June 15, 2007, are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings at June 15, 2007
Debt service	$40	$1
Operating profit	193	20
Project completion	9	—
Other	28	3

Total guarantees where we are the primary obligor	$270	$24

Our guarantees of $270 million listed in the preceding table include $43 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties.

The guarantees of $270 million in the preceding table do not include $263 million of guarantees related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds and CNL Retirement Properties, Inc. (“CNL”), which subsequently merged with Health Care Property Investors, Inc., is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business in 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

The table also does not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $18 million and total remaining rent payments through the initial term of approximately $142 million. CTF Holdings Ltd. (“CTF”) had originally made available €35 million, in cash collateral in the event that we are required to fund under such guarantees (approximately €21 million remained at the end of the 2007 second quarter). As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $142 million will decline. Since we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future.

In addition to the guarantees described above, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Furthermore, in addition to the project completion guarantees noted in the preceding table, we have provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $524 million. Payments for cost overruns for this project will be satisfied by the joint venture via contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 34 percent. We do not expect to fund under this guarantee. We have also provided a project completion guarantee to another lender for a project with an estimated aggregate total cost of $80 million. Payments for cost overruns for this project will be satisfied by the joint venture via contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 25 percent. We do not expect to fund under this guarantee.

Commitments and Letters of Credit

In addition to the guarantees noted previously, as of June 15, 2007, we had extended approximately $8 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $6 million as follows: $5 million in one year and $1 million in two to three years. We do not expect to fund the remaining $2 million of commitments, which expire after five years. At June 15, 2007, we also have commitments to invest up to $26 million of equity for minority interests in partnerships that plan to purchase North American full-service and limited-service properties, which expire as follows: $5 million within one year; $17 million in one to two years; and $4 million after five years. As of June 15, 2007, we also had a commitment to invest up to $27 million (€20 million) in a joint venture of which we are a partner. There is no current expectation of funding this amount.

At June 15, 2007, we also had $141 million of letters of credit outstanding on our behalf, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of June 15, 2007, totaled $594 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

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

Assuming a 2 percent inflation adjustment factor for 2007 and assuming that the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains approximately the same in 2007 as it was in 2006, we currently estimate that the tax credits available for production and sale in 2007 would begin to be phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $62 and would be fully phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $78. The average price of the benchmark NYMEX futures contract for 2007, through July 11, 2007, was approximately $62.24.

We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2007 exceeds the applicable phase-out threshold, the tax credits generated by our synthetic fuel facilities could be reduced or eliminated. Late in 2006 and early in 2007, we entered into hedge agreements to minimize operating losses that could occur if more than a majority of the tax credits is phased out in 2007.

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

As disclosed in our 2006 Form 10-K, in 2006 we analyzed our internal reporting process and implemented changes in the fourth quarter that were designed to improve efficiency and, as part of this process, we evaluated the impact on segment reporting. Accordingly, we now report six operating segments as compared to five before the change and no longer allocate indirect administrative expenses to our segments. The revised segment reporting is reflected throughout this report for all periods presented. Historical figures are presented in a manner that is consistent with the revised segment reporting. See also the Form 8-K that we filed on March 19, 2007, furnishing quarterly Revenues and Income from Continuing Operations for each of 2006 and 2005 in the new segment format.

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

Revenues

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
North American Full-Service Segment	$1,282	$1,267	$2,526	$2,486
North American Limited-Service Segment	538	490	1,001	942
International Segment	382	326	713	601
Luxury Segment	370	329	709	660
Timeshare Segment	532	427	975	783

Total Lodging	3,104	2,839	5,924	5,472
Other unallocated corporate	18	13	34	28
Synthetic Fuel Segment	88	39	156	96

	$3,210	$2,891	$6,114	$5,596

Income from Continuing Operations

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
North American Full-Service Segment	$132	$105	$246	$242
North American Limited-Service Segment	131	106	218	178
International Segment	59	62	109	105
Luxury Segment	18	16	29	34
Timeshare Segment	107	68	151	119

Total Lodging financial results	447	357	753	678
Other unallocated corporate	(101)	(54)	(133)	(109)
Synthetic Fuel Segment (after-tax)	32	4	50	7
Interest income, provision for loan losses, and interest expense (excluding the Synthetic Fuel Segment)	(43)	(19)	(67)	(33)
Income taxes (excluding the Synthetic Fuel Segment)	(128)	(102)	(214)	(187)

	$207	$186	$389	$356

Equity in (Losses) Earnings of Equity Method Investees

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
North American Full-Service Segment	$1	$3	$1	$—
North American Limited-Service Segment	1	1	1	—
International Segment	—	—	2	2
Luxury Segment	(2)	—	(2)	—
Timeshare Segment	(1)	2	(1)	1

Total Lodging	(1)	6	1	3
Other unallocated corporate	—	—	—	—

	$(1)	$6	$1	$3

Our tax provision of $42 million for the quarter ended June 15, 2007, includes a tax benefit and tax credits totaling $86 million associated with our Synthetic Fuel segment. Our tax provision of $85 million for the quarter ended June 16, 2006, included a tax benefit and tax credits totaling $17 million associated with our Synthetic Fuel segment. Our tax provision of $56 million for the twenty-four weeks ended June 15, 2007, includes a tax benefit and tax credits of $158 million associated with our Synthetic Fuel segment. Our tax provision of $141 million for the twenty-four weeks ended June 16, 2006, includes a tax benefit and tax credits of $46 million associated with our Synthetic Fuel segment.

17.	Variable Interest Entities

We currently consolidate four entities that are variable interest entities under FIN 46, “Consolidation of Variable Interest Entities-revised” (“FIN 46(R)”). These entities were established with the same partner to lease four Marriott-branded hotels. At the end of the 2007 second quarter, the combined capital in the four variable interest entities is less than $1 million, which is used primarily to fund hotel working capital. Our equity at risk was $2 million and we held 55 percent of the common equity shares.

In conjunction with the transaction with CTF described more fully in our 2006 Form 10-K Footnote No. 8, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions,” we manage certain hotels on behalf of four tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. At the end of the 2007 second quarter, the number of hotels totaled 14. The entities have minimal equity and minimal assets comprised of hotel working capital. CTF has placed money in a trust account to cover cash flow shortfalls and to meet rent payments. The terms of the trust require that the cash flows for the four tenant entities be pooled for purposes of making rent payments and determining cash flow shortfalls. At the end of the 2007 second quarter, the trust account held approximately $40 million. The entities are variable interest entities under FIN 46(R). We do not consolidate the entities, as we do not bear the majority of the expected losses. We are secondarily liable for rent payments for eight of the 14 hotels in the event that there are cash flow shortfalls and there is no money left in the trust. Future minimum lease payments through the end of the lease term for these eight hotels total approximately $124 million. In addition, we are also secondarily liable for rent payments of up to an aggregate cap of $40 million for the six other hotels in the event that there are cash flow shortfalls.

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

We are party to a venture that develops and markets fractional interests. During the 2007 second quarter, we issued a guarantee to the senior lender of the venture in support of the senior loan facility and reevaluated our variable interests in the venture under FIN 46(R). We determined that we are the primary beneficiary and as such, we consolidated the venture, which included assets of $241 million and liabilities of $224 million.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

In addition, see the “Item 1A. Risk Factors” caption in the “Part II – OTHER INFORMATION” section of this report.

BUSINESS AND OVERVIEW

Lodging demand remained strong and increased through the first two quarters of 2007, driven by continued strength associated with worldwide business travel. In general, luxury, international, and full-service properties are experiencing stronger demand than limited-service properties. Strong demand enabled us to increase rates and improve revenue mix at the property level, which resulted in solid year-over-year Revenue per Available Room (“RevPAR”) increases. In addition, group rates continue to increase as business negotiated in earlier years at lower rates is replaced with business negotiated at higher rates.

Demand for our brands is strong in most markets around the world. For our North American comparable properties, RevPAR increases in 2007, through the end of the second quarter, as compared to the year ago period, were strong in Dallas, New York City, San Antonio, and San Francisco. Internationally, year-to-date RevPAR increases in 2007 versus the prior year were particularly strong in Australia, China, India, Mexico, and the Middle East.

Our consistent approach to improving property-level and above-property productivity has benefited our profitability, as well as that of owners and franchisees. Driving room rate improvement, benchmarking successful performance, and leveraging our size have all contributed to property-level margin improvements and higher fees to us. We continue to enhance the appeal of our proprietary Web site, www.Marriott.com, through functionality and service improvements, and we continue to capture an increasing proportion of property-level reservations via this cost efficient channel.

We currently have over 110,000 rooms in our development pipeline. During the first half of 2007, we opened 11,759 rooms (gross) and expect to open nearly 30,000 rooms (gross) for the full 2007 year. We expect to remove approximately 11,000 rooms from our system for the 2007 fiscal year, largely as a result of quality issues. For the first half of 2007, approximately 16 percent of the rooms added to our system were conversions from competitor brands and 25 percent of the new rooms were located outside the United States.

Our brands are strong as a result of superior customer service with an emphasis on guest satisfaction, the worldwide presence and quality of our brands, our Marriott Rewards loyalty program, an information-rich and easy-to-use Web site, a multi-channel central reservations system, and desirable property amenities. We, along with owners and franchisees, continue to invest in our brands by means of both new, refreshed and reinvented properties, new room and public space designs, enhanced amenities, and technology offerings.

In the second quarter of 2007, we announced our agreement with Nickelodeon and Miller Global Properties, LLC to co-develop a new lodging resort brand and concept for travelers seeking fun and adventure, “Nickelodeon Resorts by Marriott.” Also during the 2007 second quarter, we announced our agreement with Ian Schrager to create the first truly global boutique lifestyle hotel brand on a large scale.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks and twenty-four weeks ended June 15, 2007, compared to the twelve weeks, and twenty-four weeks ended June 16, 2006.

Revenues

Twelve Weeks. Revenues increased 11 percent to $3,210 million in the second quarter of 2007 from $2,891 million in the second quarter of 2006, as a result of stronger demand for hotel rooms worldwide, which allowed us to increase room rates. Base management and franchise fees increased $22 million as a result of stronger RevPAR and unit growth. Incentive management fees improved $39 million due to stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. Additionally, in the second quarter of 2007, we recognized $15 million of incentive management fees that were calculated based on prior period results, but not earned and due until the second quarter of 2007, versus no similar fees in the second quarter of 2006. In addition, 2007 incentive fees reflected $3 million of business interruption insurance proceeds associated with Hurricane Katrina. Owned, leased, corporate housing and other revenue increased $40 million. The increase largely reflects strong RevPAR, the mix of owned and leased properties in 2007 as compared to the mix in 2006, and the receipt of termination fees totaling $6 million during the second quarter of 2007 as compared to the receipt of virtually no termination fees during the second quarter of 2006.

Timeshare sales and services revenue increased $82 million (22 percent) over the year ago quarter. The increase largely reflects development revenue increases in the 2007 second quarter versus the prior year as some newer projects became reportable. During the second quarter of 2006, some projects were in the early stages of development and did not reach revenue recognition thresholds. Synthetic fuel revenue was $49 million higher in the second quarter of 2007 as compared to the year ago quarter, primarily reflecting increased production. Production in the 2006 second quarter reflected production suspensions as a result of high oil prices.

The 11 percent increase in total revenue includes $87 million of increased cost reimbursements revenue to $1,992 million in the 2007 second quarter from $1,905 million in the year ago quarter. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon the costs incurred with no added markup, this revenue and related expense have no impact on either our operating income or net income. The increase in reimbursed costs is primarily attributable to the growth in the number of properties we manage and to wage increases. We added three managed properties (2,341 rooms), net, and 84 franchised properties (9,233 rooms), net, to our system since the end of the 2006 second quarter.

Twenty-four Weeks. Revenues increased 9 percent to $6,114 million in the first half of 2007 from $5,596 million in the first half of 2006, as a result of stronger demand for hotel rooms worldwide, which allowed us to increase room rates. As compared to the prior year, base management and franchise fees increased $38 million as a result of stronger RevPAR and unit growth. Base management fees in the first half of 2006 included $5 million of fees that were calculated based on prior period results, but not earned and due until 2006, versus no similar fees in the first half of 2007. Incentive management fees improved $51 million due to stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. Additionally, in the first half of 2007, we recognized $15 million of incentive management fees that were calculated based on prior period results, but not earned and due until the first half of 2007, versus no similar fees in the first half 2006. Furthermore, 2007 incentive fees reflected $3 million of business interruption insurance proceeds associated with Hurricane Katrina. Owned, leased, corporate housing and other revenue increased $36 million. The increase largely reflected strong RevPAR, the mix of owned and leased properties in 2007 as compared to the mix in 2006, and the recognition of $9 million of termination fees in the first half of 2007 versus the recognition of termination fees totaling $5 million in the first half of 2006.

Timeshare sales and services revenue increased $145 million (21 percent) over the year ago period. The increase largely reflected development revenue increases in the first half of 2007 versus the prior year as some newer projects became reportable. During the first half of 2006, some projects were in the early stages of development and did not reach revenue recognition thresholds. Synthetic fuel revenue was $60 million higher in the first half of 2007 as compared to the year ago period, primarily reflecting increased production. Synthetic fuel production in the first half of 2006 reflected production suspensions for several weeks beginning early in the period as a result of high oil prices, as compared to no production suspensions in 2007.

The 9 percent increase in total revenue for the first half of 2007 as compared to the first half of 2006, reflects $188 million of increased cost reimbursements revenue to $3,913 million in the first half of 2007 from $3,725 million in the year ago period. The increase in reimbursed costs is primarily attributable to the growth in the number of properties we manage and to wage increases.

Operating Income

Twelve Weeks. Operating income increased $26 million to $300 million in the 2007 second quarter from $274 million in the year ago quarter. The increase in operating income reflects stronger combined base management, incentive management, and franchise fees of $61 million, stronger timeshares sales and services revenue net of direct expenses of $40 million, and increased owned, leased, corporate housing, and other revenue net of direct expenses of $8 million, partially offset by additional general, administrative, and other expenses of $66 million, and an additional synthetic fuel operating loss over the year ago quarter of $17 million.

The combined base management, incentive management, and franchise fee increase of $61 million reflected strong RevPAR growth and unit growth and property-level margin improvements at company-operated properties. In the second quarter of 2007, we recognized $15 million of incentive management fees that were calculated based on prior period results, but not earned and due until the second quarter of 2007, versus no similar fees in the second quarter of 2006. The $40 million increase in timeshare sales and services revenue net of direct expenses primarily reflected increased development revenue associated with projects meeting revenue recognition thresholds. The increase in owned, leased, corporate housing and other revenue net of direct expenses of $8 million is primarily due to the receipt of termination fees of $6 million in the second quarter of 2007 as compared to the receipt of virtually no termination fees during the second quarter of 2006.

Operating income was unfavorably impacted by general, administrative, and other expenses, which increased $66 million to $207 million in the second quarter of 2007 from $141 million in the year ago quarter. The increase in general, administrative, and other expenses was primarily due to a charge of $35 million in the 2007 second quarter for excise taxes associated with the settlement of issues raised during the Internal Revenue Service (“IRS”) and Department of Labor examination of the employee stock ownership plan (“ESOP”) feature of our Employees’ Profit Sharing, Retirement and Savings Plan and Trust (the “Plan”). See Footnote No. 4, “Income Taxes,” for additional information on the ESOP settlement. Also unfavorably impacting general, administrative, and other expenses in the 2007 second quarter as compared to the prior year quarter were $9 million of higher deferred compensation expenses, $5 million of increased legal expenses and the reversal in 2006 of $5 million of guarantee charges as compared to no similar reversals in 2007. The additional increase of $12 million for general, administrative, and other expenses was attributable to, among other things, costs related to our unit growth and development and systems improvements.

Also impacting operating income were synthetic fuel operating losses of $35 million for 2007 versus an operating loss of $18 million in the year ago quarter, primarily reflecting increased production over the second quarter of 2006. For additional information, see our “Synthetic Fuel” segment discussion later in this report.

Twenty-four Weeks. Operating income increased $24 million to $501 million in the first half of 2007 from $477 million in the year ago period. The increase in operating income reflects stronger combined base management, incentive management, and franchise fees of $89 million, stronger timeshare sales and services revenue net of direct expenses of $31 million, partially offset by additional general, administrative, and other expenses of $63 million, an additional synthetic fuel operating loss over the year ago period of $26 million, and lower owned, leased, corporate housing, and other revenue net of direct expenses of $7 million.

The combined base management, incentive management, and franchise fee increase of $89 million reflected strong RevPAR growth, unit growth, and property-level margin improvements. In the first half of 2007, we recognized $15 million of incentive management fees that were calculated based on prior period results, but not earned and due until the second quarter of 2007, versus no similar fees in the first half of 2006. The $31 million increase in timeshare sales and services revenue net of direct expenses primarily reflected increased development revenue associated with projects meeting revenue recognition thresholds.

As compared to 2006, operating income was unfavorably impacted by general, administrative, and other expenses, which increased $63 million to $354 million in the first half of 2007 from $291 million in the year ago period. The increase in general, administrative, and other expenses was primarily due to the excise tax ESOP settlement charge of $35 million in 2007. Also unfavorably impacting general, administrative, and other expenses in the 2007 first half as compared to the prior year period were $7 million of higher deferred compensation expenses, $6 million of increased legal expenses, and the reversal in 2006 of $5 million of guarantee charges as compared to no similar reversals in 2007. The additional increase of $10 million for general, administrative, and other expenses was attributable to, among other things, costs related to our unit growth and development and systems improvements.

The year-over-year change in operating income attributable to the synthetic fuel operations reflects an operating loss of $71 million in 2007 as compared to an operating loss of $45 million in the year ago period, primarily as a result of increased production in 2007. For additional information, see our “Synthetic Fuel” segment discussion later in this report.

The decrease in owned, leased, corporate housing, and other revenue net of direct expenses is primarily due to depreciation charges totaling $4 million recorded in 2007 associated with one property that was reclassified from “held for sale” to “held and used,” during 2007 and, at the same property, renovations in the first half of 2007 that resulted in reduced operating results.

Gains and Other (Expense) Income

The table below shows our gains and other income for the twelve and twenty-four weeks ended June 15, 2007, and June 16, 2006:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
Synthetic fuel earn-out payments (made) received, net	$(16)	$3	$(28)	$(1)
Gains on sales of real estate and other	5	10	7	17
Loss on expected land sale	—	(37)	—	(37)
Other note sale/repayment gains	1	—	1	1
Gain on forgiveness of debt	—	—	9	—
Gain on sale/income on redemption of joint venture and other investments	—	28	21	53
Income from cost method joint ventures	6	4	9	9

	$(4)	$8	$19	$42

The increase in net earn-out payments made is primarily due to increased production in 2007 as compared to 2006 and to our 100 percent ownership of the synthetic fuel operations in 2007. See the “Synthetic Fuel” discussion later in this report for additional information regarding earn-out payments. The $9 million gain on forgiveness of debt in the first half of 2007 was associated with a government incentive. The loan was forgiven in recognition of our contribution to job growth and economic development. Gains on sale/income on redemption of joint venture and other investments of $28 million in the 2006 second quarter reflect gains on the sale of joint venture investments. Gains on sale/income on redemption of joint venture and other investments of $21 million for the first half of 2007 reflect an $11 million gain associated with the sale of stock we held and net gains totaling $10 million on the sale of joint venture investments. Gains on sale/income on redemption of joint venture and other investments of $53 million in the first half of 2006 represented $28 million of net gains associated with the sale of joint venture investments and the redemption of preferred stock we held in one investee which generated a gain of $25 million.

Interest Expense

Twelve Weeks. Interest expense increased $22 million (73 percent) to $52 million in the 2007 second quarter from $30 million in the year ago quarter. The $22 million increase over 2006 was primarily attributable to a charge of $13 million for interest on the excise taxes associated with the ESOP settlement, $5 million of higher interest associated with our Series H Notes that were issued late in the 2006 second quarter, $5 million of higher expense reflecting a higher outstanding commercial paper balance and related interest rates, and a $2 million write-off of deferred financing costs associated with the second quarter 2007 refinancing of our revolving credit agreement. Also included within interest expense for the second quarters of 2007 and 2006 are charges totaling $12 million and $10 million, respectively, related to interest on accumulated cash inflows in advance of our cash outflows for various programs that we operate on the owners’ behalf, including the Marriott Rewards, Gift Certificates, and Self-Insurance programs. The increase in interest on these programs over the year ago quarter is related to higher liability balances and higher interest rates. Partially offsetting these interest expense increases over the prior year was a $5 million favorable variance to last year for capitalized interest associated with construction projects.

Twenty-four Weeks. Interest expense increased $28 million (49 percent) to $85 million in the first half of 2007 from $57 million in the year ago period. The $28 million increase over 2006 was primarily attributable to a charge of $13 million related to the ESOP settlement, $10 million of higher interest associated with our Series H Notes that were issued late in the 2006 second quarter, $6 million of higher interest reflecting a higher outstanding commercial paper balance and related interest rates, and we wrote off $2 million of deferred financing costs associated with the refinancing of our revolving credit agreement in the 2007 second quarter. Interest expense for the first half of 2007 and 2006 includes charges totaling $24 million and $19 million, respectively, relating to interest on accumulated cash inflows in advance of our cash outflows for various programs that we operate on the owners’ behalf, including the Marriott Rewards, Gift Certificates, and Self-Insurance programs. The increase in interest on these programs over the year ago period is related to higher liability balances and higher interest rates. Partially offsetting these interest expense increases over the prior year was an $8 million favorable variance to last year for higher capitalized interest associated with construction projects.

Interest Income, Provision for Loan Losses, and Income Tax

Twelve Weeks. Interest income, before the provision for loan losses, decreased $6 million (50 percent) to $6 million in the second quarter of 2007 from $12 million in the year ago quarter, reflecting a $5 million increase of mark-to-market expenses associated with hedges for our synthetic fuel operations and $1 million of lower interest associated with loans repaid to us. There were no loan loss provisions in the second quarter of 2007, as compared to a $1 million reversal of a loan loss provision in the second quarter of 2006.

Our tax provision totaled $42 million in the 2007 second quarter compared to a tax provision of $85 million in 2006. The difference of $43 million is attributable to $69 million of higher tax credits and tax benefit in the second quarter of 2007 associated with our synthetic fuel operations that generated a net tax benefit of $86 million in 2007 compared to a net tax benefit of $17 million in the year ago quarter, partially offset by $20 million of increased taxes in 2007 reflecting higher pretax income from our lodging operations and $6 million of taxes in 2007 associated with additional interest on the ESOP settlement.

Twenty-four Weeks. Interest income, before the provision for loan losses, decreased $14 million (61 percent) to $9 million in the first half of 2007 from $23 million in the year ago period, reflecting an $11 million increase of mark-to-market expenses in 2007 associated with hedges for our synthetic fuel operations and a $3 million unfavorable impact associated with loans repaid to us. There were no loan loss provisions in the first half of 2007, compared to a $3 million reversal of a loan loss provision in the first half of 2006.

Our tax provision totaled $56 million in the first half of 2007 compared to a tax provision of $141 million in 2006. The difference of $85 million is attributable to $112 million of higher tax credits and tax benefit in the first half of 2007 associated with our synthetic fuel operations that generated a net tax benefit of $158 million in 2007 compared to a net tax benefit of $46 million in the year ago period, partially offset by $21 million of increased taxes in 2007 reflecting higher pretax income from our lodging operations and $6 million of taxes in 2007 associated with additional interest on the ESOP settlement.

Equity in (Losses) Earnings

Twelve Weeks. The $7 million decrease from earnings of $6 million in the second quarter of 2006 to losses of $1 million in the second quarter of 2007 attributable to our equity investments reflected weaker performance in the 2007 second quarter associated with two joint ventures and the mix of investments as some investments have been sold since the 2006 second quarter, partially offset by stronger results at other joint ventures reflecting the demand environment.

Twenty-four Weeks. Earnings of $3 million in the first half of 2006 compared to earnings of $1 million in the first half of 2007.

Minority Interest

Minority interest decreased $6 million in the first half of 2007 from a benefit of $6 million in the first half of 2006. The decrease in minority interest is due to the fact that, in the second quarter of 2006, we had a joint venture partner in the synthetic fuel operations, while in the 2007 second quarter we owned 100 percent of the synthetic fuel operations.

Income from Continuing Operations

Twelve Weeks. Compared to the year ago quarter, income from continuing operations increased $21 million (11 percent) to $207 million in the second quarter of 2007, and diluted earnings per share from continuing operations increased $0.08 (19 percent) to $0.51. As discussed in more detail in the preceding sections beginning with “Operating Income,” the increase versus the year ago quarter is due to higher fee income ($61 million), lower taxes ($43 million), higher timeshare sales and services revenue net of direct expenses ($40 million), and higher owned, leased, corporate housing, and other revenue net of direct expenses ($8 million). Partially offsetting these favorable variances were higher general, administrative, and other expenses ($66 million), higher interest expense ($22 million), higher synthetic fuel operating losses ($17 million), lower gains and other income ($12 million), lower equity investment results ($7 million), lower interest income ($6 million), and a lower loan loss provision reversal ($1 million).

Twenty-four Weeks. Compared to the year ago period, income from continuing operations increased $33 million (9 percent) to $389 million in the first half of 2007, and diluted earnings per share from continuing operations increased $0.14 (17 percent) to $0.95. As discussed in more detail in the preceding sections beginning with “Operating Income,” the increase versus the year ago period is due to higher fee income ($89 million), lower taxes ($85 million), and higher timeshare sales and services revenue net of direct expenses ($31 million). Partially offsetting these favorable variances were higher general, administrative, and other expenses ($63 million), higher interest expense ($28 million), higher synthetic fuel operating losses ($26 million), lower gains and other income ($23 million), lower interest income ($14 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($7 million), a lower minority interest benefit ($6 million), lower loan loss provision reversals ($3 million), and lower equity investment results ($2 million).

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

As disclosed in our 2006 Form 10-K, in 2006 we analyzed our internal reporting process and implemented changes in the fourth quarter that were designed to improve efficiency and, as part of this process, we evaluated the impact on segment reporting. Accordingly, we now report six operating segments as compared to five before the change and no longer allocate indirect administrative expenses to our segments. The revised segment reporting is reflected throughout this report for all periods presented. Historical figures are presented in a manner that is consistent with the revised segment reporting. See also the Form 8-K that we filed on March 19, 2007, furnishing quarterly Revenues and Income from Continuing Operations for each of 2006 and 2005 in the new segment format.

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

Revenues

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
North American Full-Service Segment	$1,282	$1,267	$2,526	$2,486
North American Limited-Service Segment	538	490	1,001	942
International Segment	382	326	713	601
Luxury Segment	370	329	709	660
Timeshare Segment	532	427	975	783

Total Lodging	3,104	2,839	5,924	5,472
Other unallocated corporate	18	13	34	28
Synthetic Fuel Segment	88	39	156	96

	$3,210	$2,891	$6,114	$5,596

Income from Continuing Operations

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
North American Full-Service Segment	$132	$105	$246	$242
North American Limited-Service Segment	131	106	218	178
International Segment	59	62	109	105
Luxury Segment	18	16	29	34
Timeshare Segment	107	68	151	119

Total Lodging financial results	447	357	753	678
Other unallocated corporate	(101)	(54)	(133)	(109)
Synthetic Fuel Segment (after-tax)	32	4	50	7
Interest income, provision for loan losses, and interest expense (excluding the Synthetic Fuel Segment)	(43)	(19)	(67)	(33)
Income taxes (excluding the Synthetic Fuel Segment)	(128)	(102)	(214)	(187)

	$207	$186	$389	$356

Equity in (Losses) Earnings of Equity Method Investees

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
North American Full-Service Segment	$1	$3	$1	$—
North American Limited-Service Segment	1	1	1	—
International Segment	—	—	2	2
Luxury Segment	(2)	—	(2)	—
Timeshare Segment	(1)	2	(1)	1

Total Lodging	(1)	6	1	3
Other unallocated corporate	—	—	—	—

	$(1)	$6	$1	$3

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

Twelve Weeks. Since the end of the 2006 second quarter, we added 157 hotel and timeshare properties (23,545 rooms) and 65 properties (11,350 rooms) left the system. The figures in the preceding sentence do not include residential products. Most of the properties that left the system were older limited-service properties. Lodging financial results increased $90 million to $447 million in the second quarter of 2007 from $357 million in the second quarter of 2006, and revenues increased $265 million to $3,104 million in 2007 a 9 percent increase from revenues of $2,839 million in 2006. The results as compared to the prior year reflect a $61 million (20 percent) increase in combined base, franchise, and incentive fees from $304 million in the 2006 second quarter to $365 million in the 2007 second quarter. As compared to the prior year, timeshare sales and services revenue net of direct expenses increased $40 million, owned, leased, corporate housing, and other revenue net of direct expenses increased $3 million and gains and other income increased $5 million. Partially offsetting these favorable variances were $12 million of increased general, administrative, and other expenses and a $7 million decrease in earnings associated with equity investments. Higher RevPAR for comparable rooms, resulting from both domestic and international rate increases and new unit growth drove the increase in base and franchise fees. Incentive management fees increased $39 million (51 percent) during the 2007 second quarter, reflecting stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. In addition, in the second quarter of 2007, we recognized $15 million of incentive management fees that were calculated based on prior period results, but not earned and due until the second quarter of 2007, versus no similar fees in the second quarter of 2006. In the second quarter of 2007, 63 percent of our managed properties paid incentive fees to us versus 58 percent in the year ago quarter.

Systemwide RevPAR for comparable North American properties, which includes data from our franchised properties in addition to our owned, leased, and managed properties, increased 5.6 percent and RevPAR for our comparable North American company-operated properties also increased 5.6 percent. North American company-operated house profit margins improved 130 basis points versus the year ago quarter. Systemwide RevPAR for comparable international properties increased 9.2 percent, and RevPAR for comparable international company-operated properties increased 9.6 percent. Worldwide RevPAR for comparable systemwide properties increased 6.4 percent (7.1 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased 6.9 percent. In addition, worldwide comparable company-operated house profit margins increased 160 basis points. For the 2007 second quarter, as compared to the 2006 second quarter, house profit per available room (“HP-PAR”) at our full-service managed properties in North America increased 9.3 percent, HP-PAR at our North American limited-service managed properties increased 7.9 percent, and worldwide HP-PAR for all our brands increased 10.4 percent on a constant dollar basis.

Twenty-four Weeks. Lodging financial results increased $75 million to $753 million in the first half of 2007 from $678 million in the first half of 2006, and revenues increased $452 million to $5,924 million in 2007, an 8 percent increase from revenues of $5,472 million in 2006. The results as compared to the prior year reflect an $89 million (16 percent) increase in combined base, franchise, and incentive fees from $572 million in the first half of 2006 to $661 million in the first half of 2007 and $31 million of higher timeshare sales and services revenue net of direct expenses. Partially offsetting these favorable variances was $18 million of lower gains and other income, $12 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, a $2 million decrease in earnings associated with equity investments, and $12 million of increased general, administrative, and other expenses. Higher RevPAR for comparable rooms, resulting from both domestic and international rate increases and new unit growth drove the increase in base and franchise fees. In the first half of 2006, we recognized $5 million of base management fees that were calculated based on prior period results, but not earned and due until 2006 versus no recognition of similar fees in the first half of 2007. Incentive management fees increased $51 million (38 percent) during the first half of 2007, reflecting stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. In addition, in the first half of 2007, we recognized $15 million of incentive management fees that were calculated based on prior period results, but not earned and due until the second quarter of 2007, versus no recognition of similar fees in the first half of 2006. In the first half of 2007, 66 percent of our managed properties paid incentive fees to us versus 60 percent in the year ago period.

Systemwide RevPAR for comparable North American properties increased 5.4 percent and RevPAR for our comparable North American company-operated properties increased 5.5 percent. North American company-operated house profit margins improved 150 basis points versus the year ago period. Systemwide RevPAR for comparable international properties increased 9.8 percent, and RevPAR for comparable international company-operated properties increased 9.9 percent. Worldwide RevPAR for comparable systemwide properties increased 6.2 percent (7.5 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased 6.7 percent. In addition, worldwide comparable company-operated house profit margins increased 160 basis points. For the first half of 2007, as compared to the first half of 2006, HP-PAR at our full-service managed properties in North America increased 10.3 percent, HP-PAR at our North American limited-service managed properties increased 8.1 percent, and worldwide HP-PAR for all our brands increased 10.7 percent on a constant dollar basis.

Summary of Properties by Brand. We opened 52 lodging properties (6,976 rooms) during the second quarter of 2007, while 22 properties (3,158 rooms) exited the system, increasing our total properties to 2,898 (521,240 rooms). At the end of the 2007 second quarter, total unit counts also include 17 projects encompassing 1,507 homes and condominiums where we manage the related home or condominium owners association, typically in conjunction with a hotel or timeshare project. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include the Marriott Conference Centers and JW Marriott Hotels & Resorts brands. Similarly, references to Renaissance Hotels & Resorts include our Renaissance ClubSport brand. The table below shows properties by brand as of June 15, 2007 (excluding 2,054 rental units relating to Marriott ExecuStay):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels & Resorts	144	72,358	168	51,016
Marriott Conference Centers	13	3,476	—	—
JW Marriott Hotels & Resorts	12	7,735	4	1,215
Renaissance Hotels & Resorts	36	16,143	32	9,051
Renaissance ClubSport	—	—	1	175
The Ritz-Carlton	34	11,343	—	—
The Ritz-Carlton-Residential (1)	14	1,332	—	—
Courtyard	271	42,264	397	51,064
Fairfield Inn	2	855	511	44,737
SpringHill Suites	24	3,700	138	15,198
Residence Inn	136	18,402	372	42,060
TownePlace Suites	34	3,661	94	9,196
Marriott Vacation Club (2)	37	8,795	—	—
The Ritz-Carlton Club-Fractional (2)	4	283	—	—
The Ritz-Carlton Club-Residential (1), (2)	1	79	—	—
Grand Residences by Marriott-Fractional (2)	1	199	—	—
Horizons by Marriott Vacation Club (2)	2	372	—	—
Non-U.S. Locations
Marriott Hotels & Resorts	126	34,634	32	9,439
JW Marriott Hotels & Resorts	21	7,833	1	61
Renaissance Hotels & Resorts	55	18,116	17	5,307
The Ritz-Carlton	29	8,487	—	—
The Ritz-Carlton-Residential (1)	1	93	—	—
Bulgari Hotels & Resorts	2	117	—	—
Marriott Executive Apartments	17	2,906	1	99
Courtyard	36	7,508	36	6,112
Fairfield Inn	—	—	7	756
SpringHill Suites	—	—	1	124
Residence Inn	1	190	17	2,373
Ramada International	2	332	—	—
Marriott Vacation Club (2)	9	1,887	—	—
The Ritz-Carlton Club-Fractional (2)	3	105	—	—
The Ritz-Carlton Club-Residential (1), (2)	1	3	—	—
Grand Residences by Marriott-Fractional (2)	1	49	—	—

Total	1,069	273,257	1,829	247,983

(1)	Represents projects where we manage the related owners association. Residential products are included once they possess a certificate of occupancy.
(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

At June 15, 2007, we operated or franchised the following properties by segment (excluding 2,054 corporate housing rental units):

	Total Lodging Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	308	11	319	120,635	4,282	124,917
Marriott Conference Centers	13	—	13	3,476	—	3,476
JW Marriott Hotels & Resorts	15	1	16	8,563	280	8,843
Renaissance Hotels & Resorts	67	4	71	24,849	1,296	26,145
Renaissance ClubSport	1	—	1	175	—	175

	404	16	420	157,698	5,858	163,556

North American Limited-Service Lodging Segment (1)
Courtyard	668	15	683	93,328	2,722	96,050
Fairfield Inn	513	6	519	45,592	653	46,245
SpringHill Suites	162	1	163	18,898	124	19,022
Residence Inn	508	17	525	60,462	2,487	62,949
TownePlace Suites	128	—	128	12,857	—	12,857

	1,979	39	2,018	231,137	5,986	237,123

International Lodging Segment (1)
Marriott Hotels & Resorts	4	147	151	2,739	39,791	42,530
JW Marriott Hotels & Resorts	1	21	22	387	7,614	8,001
Renaissance Hotels & Resorts	1	68	69	345	22,127	22,472
Courtyard	—	57	57	—	10,898	10,898
Fairfield Inn	—	1	1	—	103	103
Residence Inn	—	1	1	—	76	76
Marriott Executive Apartments	—	18	18	—	3,005	3,005
Ramada International	—	2	2	—	332	332

	6	315	321	3,471	83,946	87,417

Luxury Lodging Segment
The Ritz-Carlton	34	29	63	11,343	8,487	19,830
Bulgari Hotels & Resorts	—	2	2	—	117	117
The Ritz-Carlton-Residential (2)	14	1	15	1,332	93	1,425

	48	32	80	12,675	8,697	21,372

Timeshare Lodging Segment (3)
Marriott Vacation Club	37	9	46	8,795	1,887	10,682
The Ritz-Carlton Club-Fractional	4	3	7	283	105	388
The Ritz-Carlton Club-Residential (2)	1	1	2	79	3	82
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Horizons by Marriott Vacation Club	2	—	2	372	—	372

	45	14	59	9,728	2,044	11,772

Total	2,482	416	2,898	414,709	106,531	521,240

(1)	North American includes brands located in the continental United States and Canada. International includes brands located outside the continental United States and Canada.
(2)	Represents projects where we manage the related owners association. Residential products are included once they possess a certificate of occupancy.
(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

The following table provides additional detail by brand as of June 15, 2007, for our Timeshare properties:

	Total Properties(1)	Properties in Active Sales(2)
100 Percent Company-Developed
Marriott Vacation Club	45	24
The Ritz-Carlton Club	5	3
Grand Residences by Marriott	2	2
Horizons by Marriott Vacation Club	2	2
Joint Ventures
Marriott Vacation Club	1	1
The Ritz-Carlton Club	4	4

Total	59	36

(1)	Includes products that are in active sales as well as those that are sold out. Residential products are included once they possess a certificate of occupancy.
(2)	Products in active sales may not be ready for occupancy.

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

The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twelve weeks ended June 15, 2007, include the period from March 24, 2007, through June 15, 2007, and the twelve weeks ended June 16, 2006, include the period from March 25, 2006, through June 16, 2006 (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes only March through May). The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twenty-four weeks ended June 15, 2007, include the period from December 30, 2006, through June 15, 2007, and the twenty-four weeks ended June 16, 2006, include the period from December 31, 2005, through June 16, 2006 (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes only January through May).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended June 15, 2007	Change vs. 2006		Twelve Weeks Ended June 15, 2007	Change vs. 2006
Marriott Hotels & Resorts (2)
Occupancy	76.6%	0.9	% pts.	74.7%	1.4	% pts.
Average Daily Rate	$177.97	5.5%		$160.33	4.2%
RevPAR	$136.32	6.7%		$119.79	6.1%
Renaissance Hotels & Resorts
Occupancy	76.7%	-1.1	% pts.	74.7%	-1.2	% pts.
Average Daily Rate	$175.72	4.7%		$159.44	5.1%
RevPAR	$134.78	3.2%		$119.16	3.4%
Composite North American Full-Service (3)
Occupancy	76.6%	0.6	% pts.	74.7%	1.0	% pts.
Average Daily Rate	$177.63	5.4%		$160.20	4.4%
RevPAR	$136.09	6.2%		$119.69	5.7%
The Ritz-Carlton North America
Occupancy	76.2%	-0.1	% pts.	76.2%	-0.1	% pts.
Average Daily Rate	$352.95	7.3%		$352.95	7.3%
RevPAR	$269.10	7.1%		$269.10	7.1%
Composite North American Full-Service and Luxury (4)
Occupancy	76.6%	0.5	% pts.	74.8%	0.9	% pts.
Average Daily Rate	$196.24	5.7%		$172.49	4.6%
RevPAR	$150.27	6.4%		$129.04	5.9%
Residence Inn
Occupancy	80.9%	-1.0	% pts.	80.7%	-1.1	% pts.
Average Daily Rate	$123.93	4.6%		$122.25	6.1%
RevPAR	$100.22	3.4%		$98.69	4.7%
Courtyard
Occupancy	74.3%	-0.9	% pts.	75.8%	-0.6	% pts.
Average Daily Rate	$128.24	5.8%		$125.15	6.2%
RevPAR	$95.28	4.5%		$94.88	5.3%
Fairfield Inn
Occupancy	nm	nm		74.7%	-0.3	% pts.
Average Daily Rate	nm	nm		$87.82	7.3%
RevPAR	nm	nm		$65.57	6.9%
TownePlace Suites
Occupancy	78.3%	-1.2	% pts.	76.7%	-2.9	% pts.
Average Daily Rate	$85.20	9.2%		$86.38	8.2%
RevPAR	$66.67	7.6%		$66.28	4.3%
SpringHill Suites
Occupancy	77.6%	-0.3	% pts.	77.7%	-0.3	% pts.
Average Daily Rate	$108.22	3.5%		$107.11	6.4%
RevPAR	$84.02	3.1%		$83.18	6.1%
Composite North American Limited-Service (5)
Occupancy	76.6%	-0.9	% pts.	77.1%	-0.8	% pts.
Average Daily Rate	$123.08	5.6%		$113.58	6.4%
RevPAR	$94.22	4.3%		$87.53	5.3%
Composite North American (6)
Occupancy	76.6%	-0.1	% pts.	76.2%	-0.1	% pts.
Average Daily Rate	$163.11	5.9%		$136.03	5.8%
RevPAR	$124.88	5.6%		$103.64	5.6%

(1)

Statistics are for the twelve weeks ended June 15, 2007, and June 16, 2006, except for The Ritz-Carlton brand for which the statistics are for the three months ended May 31, 2007, and May 31, 2006. For properties located in Canada, the comparison to 2006 is on a constant dollar basis.

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

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twenty-Four Weeks Ended June 15, 2007	Change vs. 2006		Twenty-Four Weeks Ended June 15, 2007	Change vs. 2006
Marriott Hotels & Resorts (2)
Occupancy	72.5%	0.6	% pts.	71.0%	0.5	% pts.
Average Daily Rate	$176.43	5.7%		$160.90	5.2%
RevPAR	$128.00	6.6%		$114.21	5.9%
Renaissance Hotels & Resorts
Occupancy	73.6%	-1.2	% pts.	71.8%	-1.3	% pts.
Average Daily Rate	$170.42	5.3%		$157.04	5.7%
RevPAR	$125.40	3.7%		$112.74	3.8%
Composite North American Full-Service (3)
Occupancy	72.7%	0.4	% pts.	71.1%	0.2	% pts.
Average Daily Rate	$175.53	5.6%		$160.32	5.2%
RevPAR	$127.61	6.2%		$114.00	5.6%
The Ritz-Carlton North America
Occupancy	74.0%	-0.5	% pts.	74.0%	-0.5	% pts.
Average Daily Rate	$350.86	8.2%		$350.86	8.2%
RevPAR	$259.70	7.5%		$259.70	7.5%
Composite North American Full-Service and Luxury (4)
Occupancy	72.8%	0.3	% pts.	71.3%	0.2	% pts.
Average Daily Rate	$191.42	5.9%		$170.64	5.5%
RevPAR	$139.39	6.4%		$121.59	5.8%
Residence Inn
Occupancy	76.9%	-2.3	% pts.	77.5%	-1.8	% pts.
Average Daily Rate	$124.07	5.4%		$121.84	6.8%
RevPAR	$95.46	2.4%		$94.42	4.4%
Courtyard
Occupancy	70.2%	-1.5	% pts.	71.7%	-1.1	% pts.
Average Daily Rate	$128.47	6.5%		$124.52	6.7%
RevPAR	$90.12	4.2%		$89.25	5.1%
Fairfield Inn
Occupancy	nm	nm		69.6%	-0.9	% pts.
Average Daily Rate	nm	nm		$86.89	7.6%
RevPAR	nm	nm		$60.45	6.2%
TownePlace Suites
Occupancy	73.5%	-2.3	% pts.	72.8%	-3.4	% pts.
Average Daily Rate	$85.58	10.2%		$86.95	9.4%
RevPAR	$62.93	6.9%		$63.32	4.6%
SpringHill Suites
Occupancy	71.6%	-1.4	% pts.	73.3%	-0.9	% pts.
Average Daily Rate	$108.83	5.2%		$106.73	7.0%
RevPAR	$77.95	3.2%		$78.25	5.7%
Composite North American Limited-Service (5)
Occupancy	72.3%	-1.8	% pts.	73.0%	-1.3	% pts.
Average Daily Rate	$123.36	6.4%		$113.15	7.0%
RevPAR	$89.20	3.8%		$82.57	5.1%
Composite North American (6)
Occupancy	72.6%	-0.6	% pts.	72.3%	-0.8	% pts.
Average Daily Rate	$160.38	6.4%		$134.92	6.5%
RevPAR	$116.42	5.5%		$97.57	5.4%

(1)

Statistics are for the twenty-four weeks ended June 15, 2007, and June 16, 2006, except for The Ritz-Carlton brand for which the statistics are for the five months ended May 31, 2007, and May 31, 2006. For properties located in Canada, the comparison to 2006 is on a constant dollar basis.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended May 31, 2007	Change vs. 2006		Three Months Ended May 31, 2007	Change vs. 2006
Caribbean and Latin America (2)
Occupancy	78.4%	0.7	% pts.	77.3%	2.0	% pts.
Average Daily Rate	$174.44	10.2%		$166.28	5.6%
RevPAR	$136.75	11.2%		$128.46	8.5%
Continental Europe (2)
Occupancy	75.8%	1.1	% pts.	72.6%	0.2	% pts.
Average Daily Rate	$171.08	7.3%		$173.05	8.1%
RevPAR	$129.68	9.0%		$125.61	8.3%
United Kingdom (2)
Occupancy	76.7%	1.3	% pts.	76.2%	1.4	% pts.
Average Daily Rate	$191.32	3.5%		$189.28	3.1%
RevPAR	$146.83	5.2%		$144.20	5.1%
Middle East and Africa (2)
Occupancy	76.8%	3.5	% pts.	75.4%	3.5	% pts.
Average Daily Rate	$143.60	11.2%		$141.75	11.0%
RevPAR	$110.31	16.5%		$106.87	16.5%
Asia Pacific (2), (3)
Occupancy	75.3%	-1.8	% pts.	75.8%	-0.6	% pts.
Average Daily Rate	$155.79	11.1%		$153.08	9.7%
RevPAR	$117.31	8.6%		$116.04	8.9%
Regional Composite (4), (5)
Occupancy	76.5%	0.5	% pts.	75.3%	0.7	% pts.
Average Daily Rate	$168.76	8.3%		$166.51	7.6%
RevPAR	$129.16	9.0%		$125.41	8.6%
The Ritz-Carlton International
Occupancy	76.0%	4.0	% pts.	76.0%	4.0	% pts.
Average Daily Rate	$305.34	6.2%		$305.34	6.2%
RevPAR	$232.03	12.1%		$232.03	12.1%
Total International (6)
Occupancy	76.5%	0.9	% pts.	75.4%	1.0	% pts.
Average Daily Rate	$183.03	8.4%		$178.73	7.7%
RevPAR	$139.99	9.6%		$134.72	9.2%

(1)

Financial results for all properties are reported on a period-end basis, while statistics for properties located outside the continental United States and Canada are reported on a month-end basis. The statistics are for March through May. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2006 is on a constant dollar basis.

(2)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard brands located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard brands.
(6)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Five Months Ended May 31, 2007	Change vs. 2006		Five Months Ended May 31, 2007	Change vs. 2006
Caribbean and Latin America (2)
Occupancy	77.8%	1.0	% pts.	75.5%	2.2	% pts.
Average Daily Rate	$177.56	10.0%		$168.89	8.4%
RevPAR	$138.10	11.4%		$127.55	11.7%
Continental Europe (2)
Occupancy	70.7%	1.5	% pts.	67.6%	0.6	% pts.
Average Daily Rate	$165.22	7.1%		$166.79	8.2%
RevPAR	$116.77	9.4%		$112.80	9.1%
United Kingdom (2)
Occupancy	74.6%	1.7	% pts.	74.0%	1.9	% pts.
Average Daily Rate	$189.69	3.1%		$187.93	2.9%
RevPAR	$141.45	5.6%		$138.99	5.5%
Middle East and Africa (2)
Occupancy	74.1%	4.4	% pts.	72.4%	4.2	% pts.
Average Daily Rate	$143.78	11.3%		$142.10	11.2%
RevPAR	$106.49	18.3%		$102.89	18.0%
Asia Pacific (2), (3)
Occupancy	74.0%	-1.6	% pts.	74.3%	-0.5	% pts.
Average Daily Rate	$152.97	11.6%		$150.86	10.0%
RevPAR	$113.27	9.3%		$112.08	9.2%
Regional Composite (4), (5)
Occupancy	73.9%	0.7	% pts.	72.5%	0.9	% pts.
Average Daily Rate	$166.61	8.3%		$164.26	8.1%
RevPAR	$123.71	9.4%		$119.06	9.4%
The Ritz-Carlton International
Occupancy	73.2%	3.9	% pts.	73.2%	3.9	% pts.
Average Daily Rate	$297.29	5.8%		$297.29	5.8%
RevPAR	$217.55	11.8%		$217.55	11.8%
Total International (6)
Occupancy	73.9%	1.1	% pts.	72.5%	1.1	% pts.
Average Daily Rate	$180.30	8.3%		$175.98	8.1%
RevPAR	$133.17	9.9%		$127.67	9.8%

(1)

Financial results for all properties are reported on a period-end basis, while statistics for properties located outside the continental United States and Canada are reported on a month-end basis. The statistics are for January through May. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2006 is on a constant dollar basis.

(2)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard brands located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard brands.
(6)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended May 31, 2007	Change vs. 2006		Three Months Ended May 31, 2007	Change vs. 2006
Composite Luxury (2)
Occupancy	76.1%	1.6	% pts.	76.1%	1.6	% pts.
Average Daily Rate	$335.33	6.7%		$335.33	6.7%
RevPAR	$255.34	9.0%		$255.34	9.0%
Total Worldwide (3)
Occupancy	76.5%	0.2	% pts.	76.0%	0.1	% pts.
Average Daily Rate	$169.08	6.7%		$143.51	6.3%
RevPAR	$129.42	6.9%		$109.13	6.4%

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
(3)

Total Worldwide statistics include all properties worldwide for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton brand) represent the twelve weeks ended June 15, 2007, and June 16, 2006. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the three months ended May 31, 2007, and May 31, 2006.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Five Months Ended May 31, 2007	Change vs. 2006		Five Months Ended May 31, 2007	Change vs. 2006
Composite Luxury (2)
Occupancy	73.7%	1.4	% pts.	73.7%	1.4	% pts.
Average Daily Rate	$331.02	7.1%		$331.02	7.1%
RevPAR	$243.90	9.2%		$243.90	9.2%
Total Worldwide (3)
Occupancy	72.9%	-0.2	% pts.	72.3%	-0.5	% pts.
Average Daily Rate	$165.67	7.0%		$141.15	6.9%
RevPAR	$120.81	6.7%		$102.12	6.2%

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
(3)

Total Worldwide statistics include all properties worldwide for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton brand) represent the twenty-four weeks ended June 15, 2007, and June 16, 2006. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the five months ended May 31, 2007, and May 31, 2006.

North American Full-Service Lodging includes our Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Renaissance ClubSport brands.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 15, 2007	June 16, 2006	Change 2007/2006	June 15, 2007	June 16, 2006	Change 2007/2006
Segment revenues	$1,282	$1,267	1%	$2,526	$2,486	2%

Segment results	$132	$105	26%	$246	$242	2%

Since the second quarter of 2006, across our North American Full-Service Lodging segment, we added 14 properties (4,343 rooms) and nine properties (3,419 rooms) left the system.

Twelve Weeks. RevPAR for comparable company-operated North American full-service properties increased 6.2 percent to $136.09. Occupancy for these properties increased 0.6 percentage points to 76.6 percent and average daily rates increased 5.4 percent to $177.63.

The $27 million increase in segment results as compared to the year ago quarter reflects a $19 million increase in gains and other income and a $15 million increase in base management, incentive management, and franchise fees, partially offset by a $5 million increase in general, administrative, and other expenses, and a $2 million decrease in joint venture equity results.

The $15 million increase in fees was largely due to stronger RevPAR and property-level margins, driven primarily by rate increases and productivity improvements. In addition, we recognized $3 million of business interruption insurance proceeds in the second quarter of 2007, which impacted incentive fees, associated with Hurricane Katrina.

Gains and other income was $19 million higher in the second quarter of 2007 as compared to last year’s second quarter, and reflected a $37 million non-cash charge in the 2006 second quarter to adjust the carrying amount of a straight-line rent receivable associated with land we lease, partially offset by $18 million of lower gains in the 2007 second quarter as compared to the prior year. General, administrative, and other expenses increased $5 million and primarily reflected the reversal in 2006 of a $4 million guarantee charge as compared to no similar activity in 2007.

Twenty-four Weeks. RevPAR for comparable company-operated North American full-service properties increased 6.2 percent to $127.61. Occupancy for these properties increased 0.4 percentage points to 72.7 percent and average daily rates increased 5.6 percent to $175.53.

The $4 million increase in segment results as compared to the year ago period primarily reflects a $23 million increase in base management, incentive management, and franchise fees, partially offset by a $12 million decline in gains and other income and a $6 million decrease in owned, leased, and other revenue net of direct expenses.

The $23 million increase in fees was largely due to stronger RevPAR and property-level margins, driven primarily by rate increases and productivity improvements. The first half of 2006 included $2 million of base management fees that were calculated based on prior period results, but not earned and due until 2006 as compared to no similar fees in the first half of 2007.

Gains and other income was $12 million lower in the first half of 2007 as compared to the first half of 2006 and reflected the $37 million charge in 2006 associated with a straight-line rent receivable, as discussed previously in the “Twelve Weeks” discussion, partially offset by the redemption of preferred stock in a cost method investee that generated income of $25 million in 2006 and $24 million of lower gains in 2007 as compared to 2006. Owned, leased, and other revenue net of direct expenses decreased $6 million and reflected properties sold since the first half of 2006 and $4 million of termination fees received in the first half of 2006 compared to $2 million received in the first half of 2007.

North American Limited-Service Lodging includes our Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay brands.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 15, 2007	June 16, 2006	Change 2007/2006	June 15, 2007	June 16, 2006	Change 2007/2006
Segment revenues	$538	$490	10%	$1,001	$942	6%

Segment results	$131	$106	24%	$218	$178	22%

Since the second quarter of 2006, across our North American Limited-Service Lodging segment, we added 116 properties (13,185 rooms) and 30 properties (3,909 rooms) left the system. The properties that left the system were mainly older properties associated with our Fairfield Inn brand.

Twelve Weeks. RevPAR for comparable company-operated North American limited-service properties increased 4.3 percent to $94.22. Occupancy for these properties decreased 0.9 percentage points to 76.6 percent, and average daily rates increased 5.6 percent to $123.08.

The $25 million increase in segment results over the prior year quarter reflects a $29 million increase in base management, incentive management, and franchise fees, partially offset by $4 million of higher general, administrative, and other expenses. In the second quarter of 2007, we recognized $15 million of incentive management fees that were calculated based on prior year results but not earned and due until 2007. The additional increase in fees is largely due to higher RevPAR, driven by rate increases, which increased franchise and base fees and to productivity improvements, which increased property-level margins and incentive fees. Additionally, the growth in the number of rooms contributed to the overall increase in segment results.

Twenty-four Weeks. RevPAR for comparable company-operated North American limited-service properties increased 3.8 percent to $89.20. Occupancy for these properties decreased 1.8 percentage points to 72.3 percent, and average daily rates increased 6.4 percent to $123.36.

The $40 million increase in segment results over the prior year period primarily reflects a $39 million increase in base management, incentive management, and franchise fees and a $4 million increase in owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by $4 million of higher general, administrative, and other expenses. In the second quarter of 2007, we recognized $15 million of incentive management fees that were calculated based on prior year results but not earned and due until 2007. The additional increase in fees is largely due to higher RevPAR, driven by rate increases, which increased franchise and base fees and to productivity improvements, which increased property-level margins and incentive fees. Additionally, growth in the number of rooms contributed to the overall increase in segment results. The increase in owned, leased, corporate housing, and other revenue net of direct expenses of $4 million is primarily a result of termination fees received in the first half of 2007 of $3 million, which were associated with eight Fairfield Inn properties that left our system.

International Lodging includes our International Marriott Hotels & Resorts, International JW Marriott Hotels & Resorts, International Renaissance Hotels & Resorts, International Courtyard, International Fairfield Inn, International Residence Inn, Ramada International, and Marriott Executive Apartments brands.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 15, 2007	June 16, 2006	Change 2007/2006	June 15, 2007	June 16, 2006	Change 2007/2006
Segment revenues	$382	$326	17%	$713	$601	19%

Segment results	$59	$62	-5%	$109	$105	4%

Since the second quarter of 2006, across our International Lodging segment, we added 19 properties (4,117 rooms) and 23 properties (3,455 rooms) left the system. The properties that left the system largely left as a result of quality issues.

Twelve Weeks. RevPAR for comparable company-operated international properties increased 9.6 percent to $139.99. Occupancy for these properties increased 0.9 percentage points to 76.5 percent, and average daily rates increased 8.4 percent to $183.03. Results for our international operations were strong across most regions. China, Mexico, Australia, Brazil, and most Middle Eastern and Eastern European markets all had strong RevPAR increases.

The $3 million decrease in segment results for the second quarter of 2007 reflects a $16 million decrease in gains and other income and a $3 million increase in general, administrative, and other expenses, partially offset by an $11 million increase in base management, incentive management, and franchise fees and a $5 million increase in owned, leased, and other revenue net of direct expenses. The increase in fees is largely due to higher RevPAR, driven by rate increases, which impacted property-level house profits. The growth in the number of rooms since the year ago quarter also contributed to the increase in fees. The increase of $5 million in owned and leased revenue net of direct expenses primarily reflected the receipt in 2007 of termination fees associated with 11 properties in the United Kingdom that exited our system. The $16 million decrease in gains and other income is primarily the result of gains on the sale of joint ventures in 2006 and no similar activity in 2007.

Twenty-four Weeks. RevPAR for comparable company-operated international properties increased 9.9 percent to $133.17. Occupancy for these properties increased 1.1 percentage points to 73.9 percent, and average daily rates increased 8.3 percent to $180.30. Results for our international operations were strong across most regions. China, Mexico, Australia, and certain Middle Eastern and Eastern European markets all had strong RevPAR increases.

The $4 million increase in segment results for the twenty-four weeks ended June 15, 2007, reflects a $17 million increase in base management, incentive management, and franchise fees, partially offset by an $8 million decrease in gains and other income and $5 million of higher general, administrative, and other expenses. The increase in fees is largely due to higher RevPAR, driven by rate increases, which impacted property-level house profits. The growth in the number of rooms since the year ago period also contributed to the increase in fees. The $8 million decrease in gains and other income is primarily the result of lower gains in 2007 on the sale of joint ventures, as compared to 2006.

Luxury Lodging includes our The Ritz-Carlton and Bulgari Hotels & Resorts brands.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 15, 2007	June 16, 2006	Change 2007/2006	June 15, 2007	June 16, 2006	Change 2007/2006
Segment revenues	$370	$329	12%	$709	$660	7%

Segment results	$18	$16	13%	$29	$34	-15%

Since the second quarter of 2006, across our Luxury Lodging segment, we added six hotel properties (1,009 rooms) and two properties (502 rooms) left the system. At the end of the 2007 second quarter, there were 17 homes and condominium projects (1,507 units) for which we manage the related owners association, and the numbers in the preceding sentence do not reflect these residential products.

Twelve Weeks. RevPAR for comparable company-operated luxury properties increased 9.0 percent to $255.34. Occupancy for these properties increased 1.6 percentage points to 76.1 percent, and average daily rates increased 6.7 percent to $335.33.

The $2 million increase in segment results in the second quarter of 2007 reflected a $4 million increase in base management and incentive management fees, partially offset by $2 million of lower owned and leased revenue net of direct expense.

Twenty-four Weeks. RevPAR for comparable company-operated luxury properties increased 9.2 percent to $243.90. Occupancy for these properties increased 1.4 percentage points to 73.7 percent, and average daily rates increased 7.1 percent to $331.02.

The $5 million decrease in segment results in the first half of 2007 reflected $10 million of lower owned and leased revenue net of direct expenses, partially offset by a $6 million increase in base management and incentive management fees. The $10 million decrease in owned, leased, and other revenue net of direct expense reflected a charge of $4 million in 2007 for depreciation expense associated with one property that was reclassified from “held and used,” as the property no longer satisfied the criteria to be classified as “held for sale.” Also reflected in the $10 million decrease is the renovation work at that same property which negatively impacted results by $5 million.

Timeshare includes our Marriott Vacation Club, The Ritz-Carlton Club, Grand Residences by Marriott, and Horizons by Marriott Vacation Club brands.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 15, 2007	June 16, 2006	Change 2007/2006	June 15, 2007	June 16, 2006	Change 2007/2006
Segment Revenues
Segment revenues	$532	$427	25%	$975	$783	25%

Segment Results
Base fee revenue	$10	$8		$20	$16
Timeshare sales and services, net	122	82		179	148
Joint venture equity	(1)	2		(1)	1
General, administrative, and other expense	(24)	(24)		(47)	(46)

Segment results	$107	$68	57%	$151	$119	27%

Sales and Services Revenue
Development	$303	$238		$567	$453
Services	72	68		148	137
Financing	69	62		92	81
Other revenue	9	3		15	6

Sales and services revenue	$453	$371	22%	$822	$677	21%

Contract Sales
Timeshare	$289	$291		$564	$579
Fractional	6	11		15	19
Whole-ownership	—	1		—	3

Total company	295	303		579	601
Timeshare	8	7		16	13
Fractional	21	18		39	19
Whole-ownership	35	143		51	148

Total joint venture	64	168		106	180

Total contract sales	$359	$471	-24%	$685	$781	-12%

Twelve Weeks. Timeshare contract sales, including sales made by our timeshare joint venture projects, which represents sales of timeshare interval, fractional, and whole ownership products before the adjustment for percentage of completion accounting, decreased 24 percent over the year ago quarter reflecting particularly strong joint venture whole ownership sales in 2006 associated with the launch of our San Francisco and Kapalua products.

Timeshare segment revenues include interval, fractional and whole ownership sales, base management fees, resort rental fees, and cost reimbursements. Timeshare segment revenues also include $12 million and $10 million of interest income for the second quarters of 2007 and 2006, respectively, and note sale gains of $45 million and $40 million for the second quarters of 2007 and 2006, respectively, recorded in our Condensed Consolidated Statements of Income on the “Timeshare sales and services” revenue line, associated with Timeshare segment notes receivable. The $105 million increase in Timeshare segment revenues from $427 million to $532 million reflected an $82 million increase in timeshare sales and services revenue, a $21 million increase in cost reimbursements revenue, and $2 million of increased base management fees.

Segment results of $107 million in the second quarter of 2007 increased $39 million over the year ago quarter. The increase in timeshare sales and services revenue net of direct expenses of $40 million largely reflected projects meeting revenue recognition thresholds.

Twenty-four Weeks. Timeshare contract sales, including sales made by our timeshare joint venture projects, decreased 12 percent over the year ago quarter reflecting particularly strong joint venture whole ownership sales in 2006 associated with the launch of our San Francisco and Kapalua products, partially offset by strong sales in 2007 at beachfront projects in Hawaii and St. Kitts, as well as continuing sales of fractional inventory associated with the San Francisco product.

Timeshare segment revenues include $23 million and $20 million of interest income for the twenty-four weeks ended June 15, 2007, and June 16, 2006, respectively, and note sale gains of $45 million and $40 million for the 24 weeks ended June 15, 2007 and June 16, 2006, respectively, recorded in our Condensed Consolidated Statements of Income on the “Timeshare sales and services” revenue line, associated with Timeshare segment notes receivable. The $192 million increase in Timeshare segment revenues from $783 million to $975 million reflected a $145 million increase in timeshare sales and services revenue, a $43 million increase in cost reimbursements revenue, and $4 million of increased base management fees.

Segment results of $151 million in the first half of 2007 increased $32 million over the year ago period. The increase in timeshare sales and services revenue net of direct expenses of $31 million largely reflected projects meeting revenue recognition thresholds.

Synthetic Fuel

The tables below detail the impact of our Synthetic Fuel segment on our income from continuing operations for the twelve and twenty-four weeks ended June 15, 2007, and June 16, 2006. Our management evaluates the figures presented in the “Before Syn. Fuel Impact” columns because management expects the Synthetic Fuel segment will no longer have a material impact on our business after the Internal Revenue Code synthetic fuel tax credit program expires at the end of 2007 and because the presentation reflects the results of our core lodging operations. Management also believes that these presentations facilitate the comparison of our results with the results of other lodging companies. However, the figures presented in the “Before Syn. Fuel Impact” columns are financial measures that are not prescribed or authorized by United States generally accepted accounting principles (“GAAP”), may be calculated and/or presented differently than presentations of other companies, and are not alternatives to operating income, total tax (provision) benefit, income from continuing operations, or any other operating measure prescribed by GAAP.

($ in millions)	Twelve Weeks Ended June 15, 2007			Twelve Weeks Ended June 16, 2006
	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact
Operating income (loss)	$300	$(35)	$335	$274	$(18)	$292
Gains and other (expense) income	(4)	(16)	12	8	3	5
Interest income, provision for loan losses, and interest expense	(46)	(3)	(43)	(17)	2	(19)
Equity in (losses) earnings	(1)	—	(1)	6	—	6

Income (loss) from continuing operations before income taxes and minority interest	249	(54)	303	271	(13)	284

Tax (provision) benefit	(108)	20	(128)	(96)	6	(102)
Tax credits	66	66	—	11	11	—

Total tax (provision) benefit	(42)	86	(128)	(85)	17	(102)

Income from continuing operations before minority interest	207	32	175	186	4	182
Minority interest	—	—	—	—	—	—

Income from continuing operations	$207	$32	$175	$186	$4	$182

Twelve Weeks. For the second quarter of 2007, the synthetic fuel operation generated revenue of $88 million versus revenue of $39 million for the prior year quarter, primarily reflecting higher production in the 2007 second quarter. Operating losses for the 2007 second quarter increased $17 million over the prior year primarily reflecting the increase in production. Other expenses increased $19 million reflecting net earn-out payments made of $16 million in the second quarter of 2007 compared to net earn-out payments received of $3 million in the second quarter of 2006. The increase in the net earn-out payments made is primarily due to increased production during the second quarter of 2007 when compared to the same quarter in 2006 and to the fact that as a result of our 100 percent ownership of our synthetic fuel operations in 2007, we did not receive any earn-out payments in 2007 whereas we received earn-out payments from our joint venture partner in the second quarter of 2006. The increase in net earn-out payments made also reflected no tax credit phase-out in the second quarter of 2007 as compared to a provision for an estimated 38 percent tax credit phase-out in the second quarter of 2006. Interest expense in the 2007 second quarter was $3 million compared to 2006 second quarter interest income of $2 million. The decrease reflects the cost of hedges entered into in response to high oil prices. As the hedges are adjusted to reflect market value or ‘marked-to-market,’ the $5 million net decrease in interest reflects a $2 million increase in value in 2006 and a $3 million loss in value in 2007.

Income from continuing operations for the Synthetic Fuel segment increased from $4 million in the second quarter of 2006 to $32 million in the second quarter of 2007. The increase was primarily a result of greater production during the second quarter of 2007 when compared to the same quarter in 2006 and no provision for an estimated tax credit phase-out in the second quarter of 2007 as compared to a provision for an estimated 38 percent tax credit phase-out in the second quarter of 2006, partially offset by both the increased net earn-out payments made and increased costs.

At year-end 2006, as noted in our 2006 Form 10-K, the mine adjacent to our production plant in Alabama was closed, and accordingly production at our plant was suspended. The mine was reopened and in mid-April synthetic fuel production resumed at our Alabama plant. In late June 2007, subsequent to the end of the 2007 second quarter, the coal mine was again closed following a lightning strike and explosion. The mine operator currently estimates the mine will be closed until the beginning of August 2007. At this time, we expect to continue producing synthetic fuel at the Alabama plant sporadically, using existing stockpiles until the mine is reopened.

($ in millions)	Twenty-Four Weeks Ended June 15, 2007			Twenty-Four Weeks Ended June 16, 2006
	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact
Operating income (loss)	$501	$(71)	$572	$477	$(45)	$522
Gains and other income (expense)	19	(28)	47	42	(1)	43
Interest income, provision for loan losses, and interest expense	(76)	(9)	(67)	(31)	2	(33)
Equity in earnings	1	—	1	3	—	3

Income (loss) from continuing operations before income taxes and minority interest	445	(108)	553	491	(44)	535

Tax (provision) benefit	(175)	39	(214)	(173)	14	(187)
Tax credits	119	119	—	32	32	—

Total tax (provision) benefit	(56)	158	(214)	(141)	46	(187)

Income from continuing operations before minority interest	389	50	339	350	2	348
Minority interest	—	—	—	6	5	1

Income from continuing operations	$389	$50	$339	$356	$7	$349

Twenty-four Weeks. For the first half of 2007, the synthetic fuel operation generated revenue of $156 million versus revenue of $96 million for the prior year period, primarily reflecting higher production in the first half of 2007. Operating losses for the first half of 2007 increased $26 million over the prior year primarily reflecting the increase in production. Other expenses of $28 million and $1 million, for 2007 and 2006, respectively, reflect net earn-out payments made. The increase in the net earn-out payments made is primarily due to increased production during the first half of 2007 when compared to the same period in 2006 and to the fact that as a result of our 100 percent ownership of our synthetic fuel operations in 2007, we did not receive any earn-out payments in 2007 whereas we received earn-out payments from our joint venture partner in the first half of 2006. The increase in net earn-out payments made also reflected no tax credit phase-out in the first half of 2007 as compared to a provision for an estimated 38 percent tax credit phase-out in the first half of 2006. The decrease in minority interest is due to the fact that in the first half of 2006 we had a joint venture partner in the synthetic fuel operation while in the first half of 2007 we owned 100 percent of the operations. Interest expense of $9 million and interest income of $2 million in the first half of 2007 and the first half of 2006, respectively, reflect the cost of hedges entered into in response to high oil prices and the uncertainty surrounding the potential phase-out of tax credits. As the hedges are ‘marked-to-market,’ the $11 million net decrease reflects a $2 million increase in value in 2006 and a $9 million loss in value in 2007.

Income from continuing operations for the Synthetic Fuel segment increased from $7 million in the first half of 2006, to $50 million in the first half of 2007. The increase was primarily a result of greater production during the first half of 2007 when compared to the same period in 2006 and no provision for an estimated tax credit phase-out in the first half of 2007 as compared to a provision for an estimated 38 percent tax credit phase-out in the first half of 2006, partially offset by both the increased net earn-out payments made and increased costs.

New Accounting Standards

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on December 30, 2006, the first day of fiscal year 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that we have taken or expect to take on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, we may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48 of $155 million as an adjustment to the opening balance of retained earnings and additional paid-in-capital on December 30, 2006, the first day of fiscal year 2007. See Footnote No. 4, “Income Taxes,” for additional information.

Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140”

We adopted FASB’s Financial Accounting Standards (“FAS”) No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140,” (“FAS No. 156”) on December 30, 2006, the first day of fiscal year 2007. FAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. It also allows an entity to subsequently elect fair value measurement for its servicing assets and liabilities. We recorded the cumulative effect of applying FAS No. 156 of $1 million, net of tax, as an adjustment to the opening balance of retained earnings on December 30, 2006. See Footnote No. 12, “Asset Securitizations,” for additional information.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and our Credit Facilities

We are party to a multicurrency revolving credit agreement that provides for borrowings and letters of credit, and supports our commercial paper program. On May 14, 2007, we amended and restated this facility to increase the aggregate borrowings available under the facility from $2 billion to $2.5 billion and extend the expiration of the facility from 2011 to 2012. The material terms of the amended and restated credit agreement were otherwise unchanged. Borrowings under the facility bear interest at the London Interbank Offered Rate (LIBOR), plus a spread based on our public debt rating.

At June 15, 2007, our available borrowing capacity amounted to $1.885 billion and reflected borrowing capacity at $2.5 billion under the credit facility, plus our cash balance of $151 million, less $108 million representing that portion of our letters of credit outstanding that were supported by the facility, and less $658 million of outstanding commercial paper supported by the facility. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements. We periodically evaluate opportunities to sell additional debt or equity securities, obtain credit facilities from lenders or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons, or to further strengthen our financial position.

Cash and equivalents totaled $151 million at June 15, 2007, a decrease of $42 million from year-end 2006, reflecting activity for the twenty-four weeks ended June 15, 2007, including: purchases of treasury stock ($836 million); capital expenditures ($309 million); dividend payments ($49 million); and other cash outflows ($19 million). Partially offsetting the cash outflows were cash inflows associated with the following: commercial paper and other debt issuances ($371 million); common stock issuances ($142 million); dispositions ($120 million); operating cash inflows ($366 million); and loan collections and sales, net of advances, and other investing activities ($172 million).

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

	Twenty-Four Weeks Ended
($ in millions)	June 15, 2007	June 16, 2006
Timeshare segment development less than (in excess of) cost of sales	$33	$(29)
New Timeshare segment mortgages, net of collections	(210)	(188)
Note repurchases	(13)	(11)
Financially reportable sales (in excess of) less than closed sales	(85)	46
Note sale gains	(45)	(40)
Note sale proceeds	270	242
Collection on retained interests in notes sold and servicing fees	49	49
Other cash outflows	(10)	(4)

Net cash (outflows) inflows from Timeshare segment activity	$(11)	$65

We estimate that, for the 20-year period from 2007 through 2026, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $1.8 billion.

Asset Securitizations

In June 2007, we sold $270 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. In connection with the sale of the notes receivable, we received net proceeds of $270 million, retained residual interests of $46 million, and recorded a gain of $45 million. We used the following key assumptions to measure the fair value of the residual interests, excluding servicing assets, at the date of sale: average discount rate of 9.22 percent; average expected annual prepayments, including defaults, of 25.18 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 75 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 34 months. Our key assumptions are based on our experience with other Timeshare segment notes receivable that we originate.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2006 Form 10-K, other than changes resulting from a transaction whereby we assumed a lease agreement for a property that we managed prior to the assumption, changes resulting from the adoption of FIN 48, and changes in the amount of outstanding debt.

As further described in Footnote No. 17, “Variable Interest Entities,” of this report, early in the 2007 first quarter, we entered into a transaction whereby we assumed a lease agreement for a property that we managed prior to the assumption. Accordingly, we became the primary obligor. Under the new lease agreement, we are required to pay fixed minimum rents through 2033 as follows: $8 million in 2007; $9 million for each of 2008, 2009, 2010, and 2011; and $195 million thereafter, for a total of $239 million. At year-end 2006, the “Contractual Obligations” table of our 2006 Form 10-K included, for this property, operating lease obligations for which we were secondarily liable, of $208 million due as follows: $8 million for 2007; $16 million for 2008 and 2009; $16 million for 2010 and 2011; and $168 million thereafter.

As of the end of the 2007 second quarter, debt increased by $451 million as compared to year-end 2006 from $1,833 million to $2,284 million reflecting increased commercial paper borrowings of $343 million and increased mortgage and other net debt of $108 million. Among other things, the increase in commercial paper debt was used for share repurchases and capital expenditures. The $108 million increase in mortgage and other debt was predominantly associated with our consolidation of one joint venture under FIN 46R which resulted in additional mortgage debt. See Footnote No. 17, “Variable Interest Entities,” for additional information regarding the consolidation of this joint venture. At the end of the 2007 second quarter, future debt payments plus interest total $2,932 million and are due as follows: $168 million in 2007; $372 million in 2008 and 2009; $188 million in 2010 and 2011; and $2,204 million thereafter.

On June 20, 2007, subsequent to the end of the 2007 second quarter, we entered into a terms agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., and other underwriters to issue $350 million aggregate principal amount of 6.375 percent Series I Notes due 2017 (the “Notes”). The offering of the Notes closed on June 25, 2007. We received net proceeds of approximately $346 million from this offering, after deducting the underwriting discount and estimated expenses of the offering. We used these proceeds for general corporate purposes including the repayment of commercial paper borrowings.

Interest on the Notes will be paid on June 15 and December 15 of each year, commencing on December 15, 2007. The Notes will mature on June 15, 2017, and are redeemable, in whole or in part, at any time and from time to time under the terms provided in the form of note. The Notes were issued under an indenture with The Bank of New York, successor to JP Morgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, dated as of November 16, 1998.

As further discussed in Footnote No. 4, “Income Taxes,” of this report, we adopted the provisions of FIN 48, on December 30, 2006, the first day of fiscal year 2007. We had $244 million and $119 million of unrecognized tax benefits as of March 23, 2007, and June 15, 2007, respectively, which were not included in the “Contractual Obligations” table of our 2006 Form 10-K. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign the liability as of June 15, 2007, to any particular years in the table.

As noted in Footnote No. 4, “Income Taxes,” we reached a settlement of issues raised during the IRS’ and Department of Labor’s examination of the ESOP feature of the Plan. Accordingly, we will make cash payments to the U.S. Treasury and state tax jurisdictions of approximately $220 million, most of which will occur in the 2007 third quarter.

Share Repurchases

We purchased 18.2 million shares of our Class A Common Stock during the twenty-four weeks ended June 15, 2007, at an average price of $46.86 per share. See Part II, Item 2 of this Form 10-Q for additional information on our share repurchases.

Acquisitions and Dispositions

Acquisitions

During the first half of 2007, we acquired: one extended-stay property for cash consideration of $65 million; the fee simple interest in the improvements of three properties and the leasehold interest in the ground underlying the three properties for cash consideration of $58 million; and certain land parcels for cash consideration of $30 million. The purchase included one full-service property and two limited-service properties. As noted in the “Dispositions” section, we later sold the fee simple and leasehold interests in the first half of 2007.

At the end of the 2007 second quarter, we were party to a venture that developed and marketed timeshare and whole ownership interests. Subsequent to the end of the 2007 second quarter, we purchased the other partner’s interest in the joint venture for $6 million. In conjunction with that transaction, we acquired assets and liabilities totaling $100 million and $94 million, respectively, on the date of the purchase.

Dispositions

During the first half of 2007, we sold: one parcel of land for $13 million in cash proceeds that was under development; the fee simple and leasehold interests in three properties, acquired earlier in the 2007 first half and received $58 million in cash proceeds; one property for cash proceeds of $28 million; our interest in a joint venture for cash proceeds of $20 million; a portion of our available-for-sale securities in one company for $26 million; and other asset sales, which generated proceeds totaling $1 million. In the first half of 2007, we also sold another parcel of land that was under development for cash proceeds of $87 million. Due to a contingency in the sales contract, this sale was accounted for under the deposit method of FAS No. 66. Accordingly, the cash proceeds were reflected in “Other investing activities” in our Condensed Consolidated Statement of Cash Flows, rather than “Dispositions.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2006 Form 10-K. As noted earlier in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “New Accounting Standards” and sub-heading “FASB Interpretation No. 48, ‘Accounting for Uncertainty in Income Taxes,’” we adopted FIN 48 in the 2007 first quarter. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. As a large taxpayer, we are under continual audit by the IRS and other taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 52-week period. An estimate of the range of possible changes cannot be made unless and until issues are further developed or examinations close. Other than the adoption of FIN 48, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since the date of our 2006 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed since December 29, 2006.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The ESOP settlement described in the last two paragraphs of Footnote No. 4, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report is hereby incorporated by reference.

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business, including adjustments proposed during governmental examinations of the various tax returns we file. We currently are not aware of any legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

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

Damage to or other potential losses involving properties that we own, manage or franchise may not be covered by insurance. We have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary. Market forces beyond our control may nonetheless limit the scope of insurance coverage that we can obtain and our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes, and floods or terrorist acts, may be uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of hotel owners or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt, or other financial obligations related to the property.

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

Assuming a 2 percent inflation adjustment factor for 2007 and assuming that the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains approximately the same in 2007 as it was in 2006, we currently estimate that the tax credits available for production and sale of synthetic fuel in 2007 would begin to be phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $62 and would be fully phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $78. The average price of the benchmark NYMEX futures contract for 2007, through July 11, 2007, was approximately $62.24.

We cannot predict with any accuracy the future price of a barrel of oil. If the Reference Price of a barrel of oil in 2007 exceeds the applicable phase-out threshold, the tax credits generated by our synthetic fuel facilities could be reduced or eliminated. Late in 2006 and early in 2007, we entered into hedge agreements to minimize operating losses that could occur if more than a majority of the tax credits is phased out in 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

Issuer Purchases of Equity Securities

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period
March 24, 2007-April 20, 2007	1.2	$49.12	1.2	23.5
April 21, 2007-May, 2007	4.9	45.69	4.9	18.6
May 19, 2007-June 15, 2007	2.6	45.77	2.6	16.0

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on April 27, 2007. The shareholders (1) elected directors J.W. Marriott, Jr., John W. Marriott III, Richard S. Braddock, Lawrence W. Kellner, Debra L. Lee, Floretta Dukes McKenzie, George Muñoz, Harry J. Pearce, Steven S Reinemund, William J. Shaw, and Lawrence M. Small; and (2) ratified the appointment of Ernst & Young LLP as the Company’s principal independent auditor for fiscal 2007.

The following table sets forth the votes cast at the Annual Meeting of Shareholders on April 27, 2007, with respect to each of the matters described above.

MATTER	FOR	AGAINST	ABSTAIN
Election of J.W. Marriott, Jr.	3,045,391,630	41,622,350	22,947,390
Election of John W. Marriott III	3,013,373,790	76,019,220	20,568,360
Election of Richard S. Braddock	3,055,462,130	33,136,170	21,363,070
Election of Lawrence W. Kellner	3,051,561,420	35,410,720	22,989,230
Election of Debra L. Lee	3,038,864,980	50,125,220	20,971,170
Election of Floretta Dukes McKenzie	3,000,086,360	86,237,720	23,637,290
Election of George Muñoz	3,049,573,460	37,455,520	22,932,390
Election of Harry J. Pearce	3,052,054,570	35,059,150	22,847,650
Election of Steven S Reinemund	3,075,293,080	13,251,470	21,416,820
Election of William J. Shaw	3,022,478,800	66,819,110	20,663,460
Election of Lawrence M. Small	3,029,374,810	55,229,130	25,357,430
Ratification of appointment of Ernst & Young LLP as the Company’s principal independent auditor for fiscal 2007	3,077,783,350	6,642,290	25,535,730

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.(i)	Restated Certificate of Incorporation of the Company.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.(ii)	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

10	U.S. $2,500,000,000 Amended and Restated Credit Agreement dated as of May 14, 2007, with Citibank, N.A. as Administrative Agent and certain banks.	Exhibit No. 10 to our Form 8-K filed May 16, 2007 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.

13th day of July, 2007

/s/ Arne M. Sorenson
Arne M. Sorenson
Executive Vice President and Chief Financial Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President, Financial Information and Enterprise Risk Management and Principal Accounting Officer