Form 10-Q
period 2007-09-07
MARRIOTT INTERNATIONAL INC /MD/
filed 2007-10-05
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 7, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of principal executive offices)	(Zip Code)

(301) 380-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 367,763,090 shares of Class A Common Stock, par value $0.01 per share, outstanding at September 21, 2007.

MARRIOTT INTERNATIONAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006
REVENUES
Base management fees	$135	$119	$417	$380
Franchise fees	111	94	303	269
Incentive management fees	56	49	243	185
Owned, leased, corporate housing, and other revenue	262	239	824	765
Timeshare sales and services (including note sale gains of $45 million for the 36 weeks ended September 7, 2007, and $40 million for the 36 weeks ended September 8, 2006)	389	374	1,211	1,051
Cost reimbursements	1,990	1,822	5,903	5,547
Synthetic fuel	97	6	253	102

	3,040	2,703	9,154	8,299

OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	235	201	711	634
Timeshare-direct	344	298	987	827
Reimbursed costs	1,990	1,822	5,903	5,547
General, administrative, and other	164	149	518	440
Synthetic fuel	124	4	351	145

	2,857	2,474	8,470	7,593

OPERATING INCOME	183	229	684	706
Gains and other income	27	13	46	55
Interest expense	(42)	(29)	(127)	(86)
Interest income	6	11	15	34
Reversal of provision for loan losses	—	—	—	3
Equity in earnings (losses)	8	(1)	9	2

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	182	223	627	714
Provision for income taxes	(52)	(82)	(108)	(223)
Minority interest	1	—	1	6

INCOME FROM CONTINUING OPERATIONS	131	141	520	497
Cumulative effect of change in accounting principle, net of tax	—	—	—	(109)

NET INCOME	$131	$141	$520	$388

EARNINGS PER SHARE-Basic
Earnings from continuing operations	$0.35	$0.35	$1.36	$1.22
Losses from cumulative effect of accounting change	—	—	—	(0.27)

Earnings per share	$0.35	$0.35	$1.36	$0.95

EARNINGS PER SHARE-Diluted
Earnings from continuing operations	$0.33	$0.33	$1.29	$1.14
Losses from cumulative effect of accounting change	—	—	—	(0.25)

Earnings per share	$0.33	$0.33	$1.29	$0.89

DIVIDENDS DECLARED PER SHARE	$0.0750	$0.0625	$0.2125	$0.1775

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

($ in millions)

	September 7, 2007 (Unaudited)	December 29, 2006
ASSETS
Current assets
Cash and equivalents	$208	$193
Accounts and notes receivable	1,239	1,117
Inventory	1,499	1,208
Deferred taxes, net	246	200
Assets held for sale	340	411
Other	182	185

	3,714	3,314
Property and equipment	1,319	1,238

Intangible assets
Goodwill	921	921
Contract acquisition costs	623	575

	1,544	1,496
Equity and cost method investments	306	402

Notes receivable
Loans to equity method investees	17	27
Loans to timeshare owners	421	316
Other notes receivable	169	217

	607	560

Other long-term receivables	175	178
Deferred taxes, net	782	665
Other	663	735

	$9,110	$8,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$247	$15
Accounts payable	686	658
Accrued payroll and benefits	548	615
Liability for guest loyalty program	383	384
Liabilities of assets held for sale	10	102
Timeshare segment deferred revenue	157	178
Tax payables and accruals	112	—
Other payables and accruals	785	570

	2,928	2,522

Long-term debt	2,701	1,818
Liability for guest loyalty program	949	847
Self-insurance reserves	207	184
Other long-term liabilities	674	599

Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,468	3,617
Retained earnings	3,188	2,860
Treasury stock, at cost	(5,042)	(3,908)
Accumulated other comprehensive income	32	44

	1,651	2,618

	$9,110	$8,588

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

(Unaudited)

	Thirty-Six Weeks Ended
	September 7, 2007	September 8, 2006
OPERATING ACTIVITIES
Net income	$520	$388
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	134	126
Minority interest	(4)	(8)
Income taxes	(216)	32
Timeshare activity, net	(180)	(133)
Liability for guest loyalty program	76	58
Cumulative effect of change in accounting principle	—	109
Working capital changes and other	(24)	(31)

Net cash provided by operating activities	306	541

INVESTING ACTIVITIES
Capital expenditures	(528)	(219)
Dispositions	439	779
Loan advances	(5)	(48)
Loan collections and sales	86	56
Equity and cost method investments	(10)	(95)
Other	36	(93)

Net cash provided by investing activities	18	380

FINANCING ACTIVITIES
Commercial paper, net	592	(386)
Issuance of long-term debt	392	351
Repayment of long-term debt	(57)	(14)
Issuance of Class A Common Stock	168	204
Dividends paid	(77)	(69)
Purchase of treasury stock	(1,293)	(1,062)
Other	(34)	(12)

Net cash used in financing activities	(309)	(988)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	15	(67)
CASH AND EQUIVALENTS, beginning of period	193	203

CASH AND EQUIVALENTS, end of period	$208	$136

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

Our 2007 third quarter ended on September 7, 2007; our 2006 fourth quarter ended on December 29, 2006; and our 2006 third quarter ended on September 8, 2006. In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 7, 2007 and December 29, 2006, and the results of our operations for the twelve and thirty-six weeks ended September 7, 2007 and September 8, 2006, and cash flows for the thirty-six weeks ended September 7, 2007 and September 8, 2006. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

2. New Accounting Standards

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on December 30, 2006, the first day of fiscal year 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48, of $155 million, as an adjustment to the opening balance of retained earnings and additional paid-in-capital on December 30, 2006, the first day of fiscal year 2007. See Footnote No. 4, “Income Taxes,” for additional information.

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

EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”

In November 2006, the Emerging Issues Task Force of FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 will require condominium sales to meet the continuing investment criterion in FAS No. 66, “Accounting for Sales of Real Estate” (“FAS No. 66”), in order to recognize profit under the percentage-of-completion method. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007, which is our 2008 fiscal year. The cumulative effect of applying EITF 06-8, if any, will be recorded as an adjustment to the opening balance of retained earnings in the year of adoption. We are evaluating the impact that EITF 06-8 will have on our financial statements.

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

3. Synthetic Fuel

At year-end 2006 our feedstock supplier’s mine that is adjacent to our production plant in Alabama was closed, and accordingly, production at our plant was suspended. During the first quarter of 2007, the mine was reopened, and in mid-April, early in the 2007 second quarter, synthetic fuel production resumed at our Alabama plant. Early in the third quarter of 2007, the coal mine was again closed following a lightning strike and explosion. During this closing, our plant produced synthetic fuel sporadically using existing stockpiles. Early in August 2007, midway through the 2007 third quarter, our feedstock supplier’s mine reopened and our plant began producing synthetic fuel on a more regular basis.

See the “Synthetic Fuel” caption in Footnote No. 15, “Contingencies,” for information concerning the potential phase-out of synthetic fuel tax credits if oil prices exceed certain thresholds. The tax credits provided under Internal Revenue Code Section 45K are only available for the production and sale of synthetic fuels produced from coal through calendar year 2007 (December 31, 2007). We plan to cease operations at our synthetic fuel facilities on or prior to December 31, 2007.

4. Income Taxes

We adopted the provisions of FIN 48, on December 30, 2006, the first day of fiscal year 2007. As a result of the implementation of FIN 48, we recorded a $155 million increase in the net liability for unrecognized tax positions, which was recorded as an adjustment to the opening balance of retained earnings and additional paid-in-capital on December 30, 2006. The total amount of unrecognized tax benefits as of September 7, 2007, was $132 million. Included in the balance at September 7, 2007, were $99 million of tax positions that, if recognized, would impact the effective tax rate. As a large taxpayer, we are under continual audit by the Internal Revenue Service (“IRS”) and other taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 52-week period. An estimate of the range of the possible change cannot be made unless and until issues are further developed or examinations close.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. Our Condensed Consolidated Statements of Income for the quarter and year-to-date periods ended September 7, 2007, and our Condensed Consolidated Balance Sheet as of that date include interest of $7 million, $23 million, and $11 million, respectively.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We are participating in the IRS Compliance Assurance Program (CAP) for the 2006 and 2007 tax years. This program accelerates the examination of key transactions with the goal of resolving any issues before the return is filed. Our 2005 federal income tax return is currently being examined by the IRS in a traditional audit process. In June 2007, we received IRS Revenue Agents Reports for both the 2000 through 2002 and 2003 through 2004 examination cycles. We have fully resolved all issues and are in the final stages of closing these years. Various state, local, and foreign income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

In Footnote No. 18, “Contingencies,” to our 2006 Form 10-K, we disclosed that the IRS was auditing our federal tax returns for the 2000, 2001, and 2002 fiscal years. As part of that audit, the IRS reviewed a leveraged employee stock ownership plan (“ESOP”) feature of our Employees’ Profit Sharing, Retirement and Savings Plan and Trust (the “Plan”) that was implemented in a transaction (the “ESOP transaction”) on June 13, 2000. Principal and interest on the debt related to the transaction was forgiven over a 26-month period as a mechanism for funding Company contributions of elective deferrals and matching contributions to the Plan. We claimed federal income tax deductions for the forgiven principal on the debt in the amount of $1 billion over that period, along with forgiven interest on the debt. The benefit related to the tax deductions was reflected in equity and did not flow through the provision for income taxes.

On June 7, 2007, we reached a settlement of issues raised during the IRS’ and Department of Labor’s examination of the ESOP feature of the Plan. The settlement resulted in an after-tax charge in the 2007 second quarter totaling $54 million and a reduction in shareholders’ equity of $115 million. The $54 million charge included $35 million of excise taxes (impacting general, administrative, and other expense), $13 million of interest expense on those excise taxes, and $6 million of income tax expense primarily reflecting additional interest. As a result of the settlement, we have made cash payments to the U.S. Treasury and state tax jurisdictions of $204 million through the 2007 third quarter. The remaining cash payments of approximately $16 million are expected to be made during the 2007 fourth quarter. The payments reflect income taxes, excise taxes, and interest charges. No penalties were assessed.

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

We granted 2.3 million restricted stock units during the first three quarters of 2007 under the Comprehensive Plan to certain officers and key employees and those units vest generally over four years in annual installments commencing one year after the date of grant. The weighted average grant-date fair value of the restricted stock units granted in the first three quarters of 2007 was $49.

In the first three quarters of 2007, we granted approximately 33,000 stock options that had a weighted average grant-date fair value of $19 and a weighted average exercise price of $49. The options are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant and expire 10 years after the date of grant.

During the first three quarters of 2007, we granted 0.4 million employee share appreciation rights (“Employee SARs”) with a weighted average exercise price of $49 and a weighted average grant-date fair value of $19 to officers and key employees. During the first three quarters of 2007, we also granted 4,000 non-Employee share appreciation rights (“non-Employee SARs”) with a weighted average exercise price of $46 and a weighted average grant-date fair value of $20.

For Employee SARs and options for 2007, we have assumed annual dividends of $0.2875, expected volatility of 28 percent, annual dividend growth at 20 percent, and a risk-free interest rate of 4.8 percent. The risk-free rate was based on the 8-year U.S. Treasury spot rate at the date of grant, converted to a continuously compounded rate. Both the Employee SARs and options have expected lives of just over seven years. Employee SARs and options expire 10 years after the date of grant and generally both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant.

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

We also issued 16,000 deferred stock units with a weighted average grant-date fair value of $46 to non-Employee directors during the first three quarters of 2007. These non-Employee director deferred stock units vest within one year and are distributed upon election.

6. Earnings Per Share

The table below illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in millions, except per share amounts)	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006
Computation of Basic Earnings Per Share

Income from continuing operations	$131	$141	$520	$497
Weighted average shares outstanding	373.8	400.7	381.6	408.3

Basic earnings per share from continuing operations	$0.35	$0.35	$1.36	$1.22

Computation of Diluted Earnings Per Share

Income from continuing operations	$131	$141	$520	$497

Weighted average shares outstanding	373.8	400.7	381.6	408.3
Effect of dilutive securities
Employee stock option and share appreciation rights plans	16.3	19.5	17.5	20.2
Deferred stock incentive plans	1.8	2.2	1.9	3.8
Restricted stock units	2.2	2.3	2.4	2.1

Shares for diluted earnings per share	394.1	424.7	403.4	434.4

Diluted earnings per share from continuing operations	$0.33	$0.33	$1.29	$1.14

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period.

In accordance with FAS No. 128, “Earnings per Share,” we have not included the following stock options in our calculation of diluted earnings per share because the option exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended September 7, 2007, 0.4 million options; and

(b)	for the thirty-six-week period ended September 7, 2007, 0.3 million options.

7. Inventory

Inventory, totaling $1,499 million and $1,208 million as of September 7, 2007, and December 29, 2006, respectively, consists primarily of Timeshare segment interval, fractional, and whole ownership products totaling $1,462 million and $1,166 million as of September 7, 2007, and December 29, 2006, respectively. Inventory totaling $37 million and $42 million as of September 7, 2007, and December 29, 2006, respectively, relates to hotel operating supplies for the limited number of properties we own or lease and synthetic fuel. We value Timeshare segment interval, fractional, and whole ownership products and our Synthetic Fuel segment inventory at the lower of cost or net realizable value and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional, and whole ownership products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

8. Assets Held for Sale

Assets held for sale totaled $340 million at the end of the 2007 third quarter and consisted of property and equipment of $329 million, accounts receivable of $6 million, cash of $3 million, and other assets of $2 million. The $340 million total reflected the following segment composition: International Lodging-$94 million; Luxury Lodging-$172 million; North American Full-Service Lodging-$57 million; and North American Limited-Service Lodging-$17 million. Liabilities of assets held for sale totaled $10 million at the end of the 2007 third quarter and consisted of accounts payable of $7 million and accrued payroll and benefits of $3 million.

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

9. Property and Equipment

The following table details the composition of our property and equipment balances at September 7, 2007, and December 29, 2006.

($ in millions)	September 7, 2007	December 29, 2006
Land	$390	$316
Buildings and leasehold improvements	709	724
Furniture and equipment	918	888
Construction in progress	300	215

	2,317	2,143
Accumulated depreciation	(998)	(905)

	$1,319	$1,238

10. Acquisitions and Dispositions

2007 Acquisitions

During the 2007 third quarter, we acquired one full-service property and one limited-service property for cash consideration of $134 million. During the 2007 second quarter, we acquired one extended-stay property for cash consideration of $65 million. These three properties were acquired in conjunction with a land assemblage for a large hotel complex that is still in the formative development stage. In addition, we acquired certain land parcels in the 2007 third quarter for cash consideration of $17 million.

At the end of the 2007 second quarter, we were party to a venture that developed and marketed fractional and whole ownership interests. During the 2007 third quarter, we purchased our partner’s interest in the joint venture for $6 million. In conjunction with that transaction, we acquired assets and liabilities totaling $90 million and $84 million, respectively, on the date of the purchase.

At the end of the 2007 second quarter, we were party to a venture that was established to develop and market timeshare and whole ownership interests. During the 2007 third quarter, we purchased our partner’s interest in the joint venture. Concurrent with this transaction, we purchased additional land and assets from our partner as well. Aggregate cash and notes payable issued for these transactions totaled $106 million, and we acquired assets and liabilities totaling $182 million and $76 million, respectively, on the date of purchase.

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

2007 Dispositions

In the 2007 third quarter, we sold six properties for cash proceeds of $309 million and recognized gains totaling $17 million. A $4 million gain associated with the sale of one property was deferred due to the contingencies in the sales contract, and the gain will be recognized in subsequent periods as the contingencies expire. We accounted for each of the sales under the full accrual method in accordance with FAS No. 66 and will continue to operate each of the properties under long-term management agreements. Also during the third quarter, we sold our interests in four joint ventures for cash proceeds of $10 million and recognized gains totaling $2 million.

In the 2007 second quarter, we sold one parcel of land that was under development for $13 million in cash proceeds and recognized a gain of $2 million. We also sold the fee simple interest in the improvements of three properties and the leasehold interest in the ground underlying the three properties, initially acquired in the 2007 first quarter, for book value and received $58 million in cash proceeds. Both of the aforementioned sales in the 2007 second quarter were accounted for under the full accrual method in accordance with FAS No. 66. We had other asset sales during the second quarter, which generated cash proceeds totaling $1 million.

In the 2007 second quarter, we also sold land that was under development. Due to a contingency in the sales contract, this sale was accounted for under the deposit method of FAS No. 66. Accordingly, the cash proceeds, totaling $90 million, were reflected in “Other investing activities” in our Condensed Consolidated Statement of Cash Flows, rather than “Dispositions.”

In the 2007 first quarter, we sold one property for cash proceeds of $28 million, which was approximately equal to the property’s book value. We accounted for the sale under the full accrual method in accordance with FAS No. 66. Also during the 2007 first quarter, we sold our interest in a joint venture for cash proceeds of $20 million and recognized a gain of $10 million. Finally, during the 2007 first quarter we sold a portion of our available-for-sale securities in one company for $26 million and recognized a gain of $11 million. We determined the cost basis of the securities sold using specific identification. Proceeds from this sale were received in the 2007 second quarter.

11. Notes Receivable

The following table details the composition of our notes receivable balances at September 7, 2007, and December 29, 2006.

($ in millions)	September 7, 2007	December 29, 2006
Loans to timeshare owners	$496	$386
Lodging senior loans	7	9
Lodging mezzanine and other loans	200	268

	703	663
Less current portion	(96)	(103)

	$607	$560

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in the accompanying Condensed Consolidated Balance Sheet, including $75 million and $70 million, as of September 7, 2007, and December 29, 2006, respectively, related to “Loans to timeshare owners.”

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

On December 30, 2006, the first day of fiscal year 2007, we adopted FAS No. 156. In conjunction with the adoption of FAS No. 156, we elected to subsequently measure our servicing assets using the fair value method. Under the fair value method, we carry servicing assets on the balance sheet at fair value, and report the changes in fair value, primarily due to changes in valuation inputs and assumptions and to the collection or realization of expected cash flows, in earnings in the period in which the change occurs.

To determine the fair value of servicing assets, we use a valuation model that calculates the present value of estimated future net servicing income, which is based on the monthly fee we receive for servicing the securitized notes. We use market assumptions in the valuation model, including estimates of prepayment speeds, default rates, and discount rates.

Effective December 30, 2006, upon the remeasurement of our servicing assets at fair value, we recorded a cumulative-effect adjustment to the 2007 beginning balance of retained earnings of $1 million after-tax ($2 million pretax) in our Condensed Consolidated Balance Sheet. Accordingly, servicing assets totaled $11 million at year-end 2006 and $13 million on the first day of fiscal year 2007. At September 7, 2007, servicing assets totaled $13 million.

The table below reconciles the servicing assets balance at December 29, 2006, to the beginning balance on December 30, 2006.

($ in millions)	Servicing Assets
Balance at year-end 2006 (December 29, 2006)	$11
Remeasurement upon adoption of FAS No. 156	2

Beginning balance on December 30, 2006	$13

The changes in servicing assets, measured using the fair value method, were:

($ in millions)	Servicing Assets
Fair value, beginning of period (December 30, 2006)	$13
Servicing from securitizations	3
Changes in fair value (1)	(3)

Fair value, end of period (September 7, 2007)	$13

(1)	Principally represents changes due to collection/realization of expected cash flows over time.

Late in the 2007 second quarter, we sold $270 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. In connection with the sale of the notes receivable, we received net proceeds of $270 million, retained residual interests of $46 million, and recorded a gain of $45 million. We used the following key assumptions to measure the fair value of the residual interests, excluding servicing assets, at the date of sale: average discount rate of 9.22 percent; average expected annual prepayments, including defaults, of 25.18 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 75 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 34 months. Our key assumptions are based on our experience with other Timeshare segment notes receivable that we originate.

13. Long-Term Debt

Our long-term debt at September 7, 2007, and December 29, 2006, consisted of the following:

($ in millions)	September 7, 2007	December 29, 2006
Senior Notes:
Series C, interest rate of 7.875%, maturing September 15, 2009	$76	$76
Series E, interest rate of 7.000%, maturing January 15, 2008	91	91
Series F, interest rate of 4.625%, maturing June 15, 2012	349	349
Series G, interest rate of 5.810%, maturing November 10, 2015	401	399
Series H, interest rate of 6.200%, maturing June 15, 2016	349	349
Series I, interest rate of 6.375%, maturing June 15, 2017	346	—
Commercial paper, average interest rate of 5.4% at September 7, 2007	901	315
Mortgage debt, average interest rate of 7.4% at September 7, 2007, maturing through May 1, 2025	268	167
Other	167	87

	2,948	1,833
Less current portion	(247)	(15)

	$2,701	$1,818

As of the end of our 2007 third quarter, all debt, other than mortgage debt and $1 million of other debt, is unsecured.

Early in the 2007 third quarter, we entered into a terms agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., and other underwriters to issue $350 million aggregate principal amount of 6.375 percent Series I Senior Notes due 2017 (the “Notes”), and the offering of the Notes closed on June 25, 2007. We received net proceeds of approximately $346 million from this offering, after deducting the underwriting discount and estimated expenses of the offering. We used these proceeds for general corporate purposes, including the repayment of commercial paper borrowings.

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

During the second quarter of 2007, we amended and restated our multicurrency revolving credit agreement, originally entered into during the second quarter of 2005, to increase the aggregate borrowings and letters of credit available under the facility from $2 billion to $2.5 billion and to extend the expiration of the facility from 2011 to 2012. The availability of revolving credit borrowings supports our commercial paper program. Borrowings under the facility bear interest at the London Interbank Offered Rate (LIBOR) plus a spread, based on our public debt rating. Additionally, we pay quarterly fees on the facility at a rate also based on our public debt rating.

14. Comprehensive Income and Capital Structure

Our total comprehensive income was $118 million and $152 million for the twelve weeks ended September 7, 2007, and September 8, 2006, respectively, and $508 million and $428 million for the thirty-six weeks ended September 7, 2007, and September 8, 2006, respectively. The principal difference between net income and comprehensive income for the twelve weeks ended September 7, 2007, primarily relates to mark-

to-market adjustments associated with available-for-sale securities; and for the thirty-six weeks ended September 7, 2007, primarily relates to mark-to-market adjustments associated with available-for-sale securities, partially offset by foreign currency translation adjustments. The principal difference between net income and comprehensive income for both the prior year twelve-week and thirty-six-week periods primarily relates to mark-to-market adjustments associated with available-for-sale securities and foreign currency translation adjustments.

We included net unrealized holding gains or (losses) on available-for-sale securities in accumulated other comprehensive income of ($4) million and $9 million for the twelve-week periods ended September 7, 2007 and September 8, 2006, respectively, and ($4) million and $20 million for the thirty-six-week periods ended September 7, 2007 and September 8, 2006, respectively. The amount of gains reclassified out of accumulated other comprehensive income as a result of the sale of securities totaled $11 million for the thirty-six-week period ended September 7, 2007.

For the thirty-six weeks ended September 7, 2007, approximately 8.0 million shares of our Class A Common Stock were issued upon conversion, exercise, or satisfaction of required conditions. In addition, during the first three quarters of 2007 we repurchased approximately 28.9 million shares of our Class A Common Stock at an average price of $45.50 per share.

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at September 7, 2007, are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings at September 7, 2007
Debt service	$35	$1
Operating profit	201	28
Other	36	3

Total guarantees where we are the primary obligor	$272	$32

Our guarantees of $272 million listed in the preceding table include $44 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties.

The guarantees of $272 million in the preceding table do not include $254 million of guarantees, that expire in the years 2011 through 2013, related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds and CNL Retirement Properties, Inc. (“CNL”), which subsequently merged with Health Care Property Investors, Inc., is the primary obligor of the remainder of the lifecare bonds. Prior to the sale of the Senior Living Services business in 2003, these pre-existing guarantees were guarantees by the Company of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

The table also does not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $11 million and total remaining rent payments through the initial term of approximately $138 million. Most of these obligations expire at the end of the 2023 calendar year. CTF Holdings Ltd. (“CTF”) had originally made available €35 million, in cash collateral in the event that we are required to fund under such guarantees (approximately €15 million remained at the end of the 2007 third quarter). As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $138 million will decline. Since we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future.

In addition to the guarantees described above, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Furthermore, in addition to the guarantees noted in the preceding table, we have provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $524 million. Payments for cost overruns for this project will be satisfied by the joint venture via contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 34 percent. We do not expect to fund under this guarantee. We have also provided a project completion guarantee to another lender for a project with an estimated aggregate total cost of $80 million. Payments for cost overruns for this project will be satisfied by the joint venture via contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 25 percent. We do not expect to fund under this guarantee.

Commitments and Letters of Credit

In addition to the guarantees noted previously, as of September 7, 2007, we had extended approximately $7 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $5 million as follows: $4 million in one year and $1 million in two to three years. We do not expect to fund the remaining $2 million of commitments, which expire after five years.

At September 7, 2007, we also have commitments to invest up to $52 million of equity for minority interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel anchored mixed-use real estate projects, which expire as follows: $3 million within one year; $16 million in one to two years; $30 million in three to five years; and $3 million after five years. As of September 7, 2007, we also had a commitment to invest up to $27 million (€20 million) in a joint venture of which we are a partner. There is no current expectation of funding this amount.

At September 7, 2007, we had $122 million of letters of credit outstanding on our behalf, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of September 7, 2007, totaled $475 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

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

Assuming a 2 percent inflation adjustment factor for 2007 and assuming that the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains approximately the same for 2007 as it has been since the beginning of 2006, we currently estimate that the tax credits available for production and sale of synthetic fuel in 2007 would begin to be phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $62 and would be fully phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $78. For both the twelve-week and thirty-six-week periods ended September 7, 2007, our results reflect a provision for an estimated 20 percent tax credit phase-out as a result of high oil prices. The average price of the benchmark NYMEX futures contract for 2007, through October 3, 2007, was approximately $66.44.

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

As disclosed in our 2006 Form 10-K, in 2006 we analyzed our internal reporting process and implemented changes in the fourth quarter that were designed to improve efficiency and, as part of this process, we evaluated the impact on segment reporting. Accordingly, we now report six operating segments, as compared to five before the change, and no longer allocate indirect administrative expenses to our segments. The revised segment reporting is reflected throughout this report for all periods presented. Historical figures are presented in a manner that is consistent with the revised segment reporting. See also the Form 8-K that we filed on

March 19, 2007, furnishing quarterly Revenues and Income from Continuing Operations for each of 2006 and 2005 in the new segment format.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, or indirect general, administrative, and other expenses. With the exception of the Synthetic Fuel segment, we do not allocate income taxes to our segments. With the exception of the Timeshare and Synthetic Fuel segments, we do not allocate interest income to our segments. Because note sales are an integral part of the Timeshare segment, we include note sale gains in our Timeshare segment results. We also allocate other gains or losses as well as equity earnings or losses from our joint ventures and divisional general, administrative, and other expenses to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

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

Revenues

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006
North American Full-Service Segment	$1,241	$1,124	$3,767	$3,610
North American Limited-Service Segment	540	500	1,541	1,442
International Segment	343	332	1,056	933
Luxury Segment	339	313	1,048	973
Timeshare Segment	463	413	1,438	1,196

Total Lodging	2,926	2,682	8,850	8,154
Other unallocated corporate	17	15	51	43
Synthetic Fuel Segment	97	6	253	102

	$3,040	$2,703	$9,154	$8,299

Income from Continuing Operations
	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006
North American Full-Service Segment	$78	$72	$324	$314
North American Limited-Service Segment	119	93	337	271
International Segment	57	55	166	160
Luxury Segment	15	10	44	44
Timeshare Segment	39	61	190	180

Total Lodging financial results	308	291	1,061	969
Other unallocated corporate	(59)	(55)	(192)	(164)
Synthetic Fuel Segment (after-tax)	9	(3)	59	4
Interest income, provision for loan losses, and interest expense (excluding the Synthetic Fuel Segment)	(34)	(15)	(101)	(48)
Income taxes (excluding the Synthetic Fuel Segment)	(93)	(77)	(307)	(264)

	$131	$141	$520	$497

Equity in Earnings (Losses) of Equity Method Investees

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006
North American Full-Service Segment	$—	$1	$1	$1
North American Limited-Service Segment	1	—	2	—
International Segment	1	(1)	3	1
Luxury Segment	—	(2)	(2)	(2)
Timeshare Segment	5	—	4	1

Total Lodging	7	(2)	8	1
Other unallocated corporate	1	1	1	1

	$8	$(1)	$9	$2

Our tax provision of $52 million for the quarter ended September 7, 2007, includes a tax benefit and tax credits totaling $41 million associated with our Synthetic Fuel segment. Our tax provision of $82 million for the quarter ended September 8, 2006, included a tax provision and reversal of tax credits totaling $5 million associated with our Synthetic Fuel segment. Our tax provision of $108 million for the thirty-six weeks ended September 7, 2007, includes a tax benefit and tax credits of $199 million associated with our Synthetic Fuel segment. Our tax provision of $223 million for the thirty-six weeks ended September 8, 2006, includes a tax benefit and tax credits of $41 million associated with our Synthetic Fuel segment.

17. Variable Interest Entities

We currently consolidate four entities that are variable interest entities under FIN 46, “Consolidation of Variable Interest Entities-revised” (“FIN 46(R)”). These entities were established with the same partner to lease four Marriott-branded hotels. At the end of the 2007 third quarter, the combined capital in the four variable interest entities is less than $1 million, which is used primarily to fund hotel working capital. Our equity at risk was $2 million and we held 55 percent of the common equity shares.

We are party to a venture that develops and markets fractional and whole ownership interests. During the 2007 second quarter, we issued a guarantee to the senior lender of the venture in support of the senior loan facility and reevaluated our variable interests in the venture under FIN 46(R). At that time, we determined that we were the primary beneficiary and as such, we also consolidated this venture. During the 2007 third quarter, the guarantee was replaced with the issuance of a loan facility for $40 million, of which $33 million is receivable and outstanding as of September 7, 2007. Our issuance of the loan facility was a reconsideration event under FIN 46(R); we again determined we were the primary beneficiary and continue to consolidate the joint venture. At the end of the 2007 third quarter, the carrying amount of consolidated assets that are collateral for the variable interest entity’s obligations totaled $200 million and comprised $118 million of accounts receivable, $72 million of property, equipment, and other long-term assets, and $10 million of cash. The creditors of the variable interest entity do not have general recourse to our credit.

In conjunction with the transaction with CTF described more fully in our 2006 Form 10-K Footnote No. 8, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions,” we manage certain hotels on behalf of four tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. At the end of the 2007 third quarter, the number of hotels totaled 14. The entities have minimal equity and minimal assets comprised of hotel working capital. CTF has placed money in a trust account to cover cash flow shortfalls and to meet rent payments. The terms of the trust require that the cash flows for the four tenant entities be pooled for purposes of making rent payments and determining cash flow shortfalls. At the end of the 2007 third quarter, the trust account held approximately $39 million. The entities are variable interest entities under FIN 46(R). We do not consolidate the entities, as we do not bear the majority of the expected losses. We are secondarily liable for rent payments for eight of the 14 hotels in the event that there are cash flow shortfalls and there is no money left in the trust. Future minimum lease payments through the end of the lease term for these eight hotels total approximately $121 million. In addition, we are also secondarily liable for rent payments of up to an aggregate cap of $41 million for the six other hotels in the event that there are cash flow shortfalls.

18. Leases

In the 2007 third quarter, we extended the termination date from 2011 to 2023 for certain properties that we lease. As a result of these extensions, future minimum lease payments in aggregate for the years 2012 through 2023 increased $180 million.

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

BUSINESS AND OVERVIEW

Lodging demand remained strong and increased through the first three quarters of 2007, driven by continued strength associated with worldwide business travel. In general, luxury, international, and full-service properties are experiencing stronger demand than limited-service properties. Strong demand enabled us to increase rates and improve revenue mix at the property level, which resulted in solid year-over-year Revenue per Available Room (“RevPAR”) increases.

Demand for our brands is strong in many markets around the world. For our North American comparable properties, RevPAR increases in 2007, through the end of the third quarter, as compared to the year ago period, were particularly strong in Dallas, New York City, and San Francisco. Internationally, year-to-date RevPAR increases in 2007 versus the same prior year-to-date period were particularly strong in the Central and South East Asia, South America, Middle East, and Eastern European markets.

Our approach to improving property-level and above-property productivity has benefited our profitability, as well as that of owners and franchisees. Driving room rate improvement, benchmarking successful performance, and leveraging our size have all contributed to property-level margin improvements and higher fees to us. We continue to enhance the appeal of our proprietary Web site, www.Marriott.com, through functionality and service improvements, and we continue to capture an increasing proportion of property-level reservations via this cost efficient channel.

We currently have approximately 115,000 rooms in our development pipeline. During the first three quarters of 2007, we opened 18,922 rooms (gross) and expect to open approximately 30,000 rooms (gross) for the 2007 full year. We expect to remove approximately 11,000 rooms from our system for the 2007 full year, largely as a result of quality issues. For the first three quarters of 2007, approximately 15 percent of the rooms added to our system were conversions from competitor brands and 27 percent of the new rooms were located outside the United States.

Our brands are strong as a result of superior customer service with an emphasis on associate and guest satisfaction, the worldwide presence and quality of our brands, our Marriott Rewards loyalty program, an information-rich and easy-to-use Web site, a multi-channel central reservations system, and desirable property amenities. We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed and reinvented properties, new room and public space designs, enhanced amenities, and technology offerings.

In the second quarter of 2007, we announced our agreement with Nickelodeon and Miller Global Properties, LLC to co-develop a new lodging resort brand and concept for travelers seeking fun and adventure, “Nickelodeon Resorts by Marriott.” Also during the 2007 second quarter, we announced our agreement with Ian Schrager to create a global boutique lifestyle hotel brand on a large scale.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks and thirty-six weeks ended September 7, 2007, compared to the twelve weeks and thirty-six weeks ended September 8, 2006.

Revenues

Twelve Weeks. Revenues increased $337 million (12 percent) to $3,040 million in the third quarter of 2007 from $2,703 million in the third quarter of 2006, as a result of stronger demand for hotel rooms worldwide, which allowed us to increase room rates. Base management and franchise fees increased $33 million as a result of stronger RevPAR and unit growth. As compared to the year ago quarter, franchise fees in the third quarter of 2007 reflected $7 million of increased relicensing fees. Incentive management fees improved $7 million and reflected stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. Incentive fees for the 2006 third quarter included $10 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until the third quarter of 2006. Owned, leased, corporate housing, and other revenue increased $23 million. The increase largely reflects strong RevPAR and the mix of owned and leased properties in 2007, as compared to 2006, partially offset by the receipt of termination fees totaling $3 million during the third quarter of 2007, as compared to the receipt of termination fees totaling $13 million during the third quarter of 2006.

The $337 million increase in total revenue includes $168 million of increased cost reimbursements revenue to $1,990 million in the 2007 third quarter from $1,822 million in the year ago quarter. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and predominantly relates to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon the costs incurred with no added markup, the revenue and related expense have no impact on either our operating income or net income. The increase in reimbursed costs is primarily attributable to wage increases, sales growth, and the growth in the number of properties we manage. We added seven managed properties (2,921 rooms) and 101 franchised properties (12,162 rooms) to our system since the end of the 2006 third quarter, net of exiting properties.

Synthetic fuel revenue was $91 million higher in the third quarter of 2007 than in the year ago quarter, primarily reflecting increased production. Synthetic fuel results in the 2006 third quarter reflected production suspensions as a result of high oil prices.

Timeshare sales and services revenue increased $15 million (4 percent) over the year ago quarter. The increase versus the prior year largely reflects higher services and financing revenues, partially offset by a small decrease in development revenue.

Thirty-six Weeks. Revenues increased $855 million (10 percent) to $9,154 million in the first three quarters of 2007 from $8,299 million in the first three quarters of 2006, as a result of stronger demand for hotel rooms worldwide, which allowed us to increase room rates. Compared to the prior year, base management and franchise fees increased $71 million as a result of stronger RevPAR and unit growth. Base management fees in the first three quarters of 2006 included $5 million of fees that were calculated based on prior periods’ results, but not earned and due until 2006, versus no similar fees in the first three quarters of 2007. Incentive management fees improved $58 million due to stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. Incentive fees for the first three quarters of 2007, reflected $15 million of incentive management fees that were calculated based on prior periods’

results, but not earned and due until 2007, as compared to $10 million of similar fees in the 2006 period. Furthermore, 2007 incentive fees reflected $4 million of business interruption insurance proceeds associated with Hurricane Katrina.

Timeshare sales and services revenue increased $160 million (15 percent) over the year ago period. The increase largely reflected development revenue increases in the first three quarters of 2007 versus the year ago period as some newer projects reached revenue recognition thresholds. During the first three quarters of 2006, some projects were in the early stages of development and did not reach revenue recognition thresholds.

Synthetic fuel revenue was $151 million higher in the first three quarters of 2007, as compared to the year ago period, primarily reflecting increased production in 2007. Synthetic fuel production for the first three quarters of 2006 reflected production suspensions as a result of high oil prices, as compared to no production suspensions as a result of high oil prices in 2007.

Owned, leased, corporate housing, and other revenue increased $59 million. The increase largely reflected stronger RevPAR and the mix of owned and leased properties in 2007, as compared to 2006, offset by the recognition of $12 million of termination fees in the first three quarters of 2007, as compared to the recognition of $18 million of termination fees in the first three quarters of 2006.

The $855 million increase in total revenue for the first three quarters of 2007, as compared to the first three quarters of 2006, reflects $356 million of increased cost reimbursements revenue to $5,903 million from $5,547 million in the year ago period. The increase in reimbursed costs is primarily attributable to wage increases, sales growth, and growth in the number of properties we manage.

Operating Income

Twelve Weeks. Operating income decreased $46 million (20 percent) to $183 million in the 2007 third quarter from $229 million in the year ago quarter. The decrease in operating income reflects lower timeshare sales and services revenue net of direct expenses of $31 million, an additional synthetic fuel operating loss over the year ago quarter of $29 million, increased general, administrative, and other expenses of $15 million, decreased owned, leased, corporate housing, and other revenue net of direct expenses of $11 million, partially offset by stronger combined base management, incentive management, and franchise fees of $40 million.

The combined base management, incentive management, and franchise fee increase of $40 million reflected stronger RevPAR and unit growth and property-level margin improvements at company-operated properties, partially offset by the recognition in the 2006 third quarter of $10 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until the third quarter of 2006.

The $31 million decrease in timeshare sales and services revenue net of direct expenses primarily reflected the reversal, in the 2006 third quarter, of $15 million of contingency reserves associated with marketing incentives and $14 million of increased product costs in the third quarter of 2007 over the prior year’s quarter. Higher product costs, as compared to the year ago period, reflect the impact of timing as some newer projects reached reportability thresholds in 2007 and the consolidation of a joint venture in 2007 that develops and markets fractional and whole ownership interests, partially offset by the impact of several projects that are approaching sell-out in 2007.

Operating income reflected a synthetic fuel operating loss of $27 million for the third quarter of 2007, as compared to operating income of $2 million in the year ago quarter. Increased synthetic fuel operating losses in 2007 reflect increased production over the third quarter of 2006. For a short time during the 2006 first quarter, and again early in the 2006 second quarter and through the 2006 third quarter, production was suspended due to high oil prices. For additional information, see our “Synthetic Fuel” segment discussion later in this report.

As compared to the year ago quarter, operating income was also reduced by general, administrative, and other expenses, which increased $15 million to $164 million in the third quarter of 2007 from $149 million in the year ago quarter. This increase over the prior year’s quarter reflects $11 million of, among other things, increased costs related to our unit growth, development and systems improvements, brand initiatives, additional foreign exchange losses of $2 million, and $2 million of guarantee charges in the third quarter of 2007, as compared to no guarantee charges in the prior year’s quarter. Of the $15 million increase in total general, administrative, and other expenses, $5 million was attributable to our Lodging segments and $10 million of the increase was unallocated.

The decrease in owned, leased, corporate housing, and other revenue net of direct expenses of $11 million is primarily due to the receipt of termination fees of $3 million in the third quarter of 2007, as compared to the receipt of $13 million in the third quarter of 2006.

Thirty-six Weeks. Operating income decreased $22 million (3 percent) to $684 million for the first three quarters of 2007 from $706 million for the year ago period. The decrease in operating income reflects additional general, administrative, and other expenses of $78 million, an additional synthetic fuel operating loss over the year ago period of $55 million, and lower owned, leased, corporate housing, and other revenue net of direct expenses of $18 million, partially offset by stronger combined base management, incentive management, and franchise fees of $129 million.

The combined base management, incentive management, and franchise fee increase of $129 million reflected strong RevPAR growth, unit growth, and property-level margin improvements. Base management fees for the first three quarters of 2006 reflected $5 million of fees calculated based on prior periods’ results, but were not earned and due until 2006. For the first three quarters of 2007, we recognized $15 million of incentive management fees calculated based on prior periods’ results, but not earned and due until the third quarter of 2007, compared with $10 million of similar fees recognized in the first three quarters of 2006.

General, administrative, and other expenses, increased $78 million to $518 million for the first three quarters of 2007 from $440 million for the year ago period. The increase was primarily due to a charge of $35 million in the 2007 period related to excise taxes associated with the settlement of issues raised during the Internal Revenue Service (“IRS”) and Department of Labor examination of the employee stock ownership plan (“ESOP”) feature of our Employees’ Profit Sharing, Retirement and Savings Plan and Trust (the “Plan”). See Footnote No. 4, “Income Taxes,” for additional information on the ESOP settlement. Additionally, $22 million of the increase was attributable to, among other things, costs related to our unit growth and development and systems improvements. Also unfavorably impacting general, administrative, and other expenses as compared to the year ago period were $7 million of increased legal expenses, an additional $6 million of foreign exchange losses, and $4 million of higher deferred compensation expenses. Additionally, the year-to-date 2007 period reflects $2 million of additional guarantee charges while the year ago period reflects the reversal of $6 million of guarantee charges. Partially offsetting these increases to general, administrative, and other expenses were performance cure payments in 2006 of $4 million, as compared to no similar payments in 2007. Of the $78 million increase in general, administrative, and other expenses, $17 million was attributable to our Lodging segments and $61 million of the increase was unallocated.

The year-over-year change in operating income attributable to the synthetic fuel operations reflects an operating loss of $98 million in 2007, as compared to an operating loss of $43 million in the year ago period, primarily as a result of increased production in 2007. For additional information, see our “Synthetic Fuel” segment discussion later in this report.

The $18 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses reflects $12 million in termination fees received in the first three quarters of 2007, as compared to $18 million in the 2006 period. Depreciation charges totaling $4 million were recorded in 2007 associated with one owned property that was reclassified from “held for sale” to “held and used,” during 2007 and renovations at that same property in the first three quarters of 2007 resulted in reduced operating results of $4 million, as compared to the 2006 period. The additional decline in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflects the sale and purchase of several properties and the conversion of previously owned and leased properties to managed or franchised properties since the third quarter of 2006.

Timeshare sales and services revenue net of direct expenses remained flat for the 2007 year-to-date period, as compared to the comparable 2006 period, primarily reflecting $12 million of increased development revenue net of product costs and marketing and selling costs associated with projects meeting revenue recognition thresholds and $8 million of increased financing revenue net of financing costs, offset by the reversal in 2006 of $15 million of contingency reserves associated with marketing incentives. The increase in development revenue net of product costs and marketing and selling costs, as compared to the year ago period, reflects the impact of timing as some newer projects reached reportability thresholds in 2007 and the consolidation of a joint venture in 2007, which develops and markets fractional and whole ownership interests, partially offset by the impact of several projects that are approaching sell-out in 2007. The increase in financing revenue net of financing costs primarily reflects higher note sale gains in 2007, as compared to the year ago period.

Gains and Other (Expense) Income

The table below shows our gains and other income for the twelve and thirty-six weeks ended September 7, 2007, and September 8, 2006:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006
Synthetic fuel earn-out payments (made) received, net	$(3)	$3	$(31)	$2
Gains on sales of real estate and other	22	4	29	21
Loss on expected land sale	—	—	—	(37)
Other note sale/repayment gains	—	—	1	1
Gains on forgiveness of debt	3	—	12	—
Gain on sale/income on redemption of joint venture and other investments	2	3	23	56
Income from cost method joint ventures	3	3	12	12

	$27	$13	$46	$55

The increase in net earn-out payments made is primarily due to increased production in 2007, as compared to 2006 and to our 100 percent ownership of the synthetic fuel operations in 2007. See the “Synthetic Fuel” discussion later in this report for additional information regarding earn-out payments. The $12 million gain on forgiveness of debt for the 2007 year-to-date period was associated with government incentives. The loans were forgiven in recognition of our contribution to job growth and economic development. Gain on sale/income on redemption of joint venture and other investments of $23 million for the 2007 year-to-date period reflected an $11 million gain associated with the sale of stock we held and net gains totaling $12 million on the sale of joint venture investments. Gain on sale/income on redemption of joint venture and other investments of $56 million for the 2006 year-to-date period comprised $31 million of net gains associated with the sale of joint venture investments and the redemption of preferred stock we held in one investee which generated a gain of $25 million.

Interest Expense

Twelve Weeks. Interest expense increased $13 million (45 percent) to $42 million in the 2007 third quarter from $29 million in the year ago quarter. The $13 million increase over the 2006 period was attributable to $9 million of higher interest reflecting a higher outstanding commercial paper balance and higher interest rates, $5 million of higher interest associated with the issuance of the Series I Senior Notes early in the third quarter of 2007 and other interest expense increases of $2 million, partially offset by $3 million of higher capitalized interest associated with construction projects. The higher outstanding commercial paper balance during the third quarter of 2007 is primarily attributable to increased share repurchases during the third quarter 2007 and the ESOP settlement payments. Interest expense also reflects charges totaling $12 million for each of the third quarters of 2007 and 2006, related to interest on accumulated cash inflows in advance of our cash outflows for various programs that we operate on the owners’ behalf, including the Marriott Rewards, gift certificates, and self-insurance programs.

Thirty-six Weeks. Interest expense increased $41 million (48 percent) to $127 million for the first three quarters of 2007 from $86 million for the same period in 2006. The $41 million increase over the 2006 period was attributable to $15 million of higher interest reflecting a higher outstanding commercial paper balance, primarily attributable to increased share repurchases and the ESOP settlement payments, and related interest rates, $15 million of interest associated with our Series H and Series I Senior Notes issuances which both occurred subsequent to the 2006 third quarter, a charge of $13 million in the 2007 period related to the ESOP settlement, the write off of $2 million of deferred financing costs associated with the refinancing of our revolving credit agreement in the 2007 period, and the 2007 and 2006 year-to-date periods include charges totaling $36 million and $31 million, respectively, relating to interest on accumulated cash inflows in advance of our cash outflows for various programs that we operate on the owners’ behalf. See Footnote No. 4, “Income Taxes,” for additional information on the ESOP settlement. The increase in interest on the programs we operate on behalf of the owners over the year ago period is related to higher liability balances and higher interest rates. Partially offsetting these interest expense increases over the year ago period was an $11 million favorable variance to last year for higher capitalized interest associated with construction projects.

Interest Income, Provision for Loan Losses, and Income Tax

Twelve Weeks. Interest income, before the provision for loan losses, decreased $5 million (45 percent) to $6 million in the third quarter of 2007 from $11 million in the year ago quarter, reflecting the receipt of $3 million of interest during the third quarter of 2006, on a previously reserved loan as compared to no similar activity during the third quarter of 2007 and $2 million of lower interest associated with loans which have been repaid.

Our tax provision decreased $30 million (37 percent) from a tax provision of $82 million in 2006 to a tax provision of $52 million in 2007. The difference of $30 million is attributable to $46 million of higher tax credits and tax benefit associated with our synthetic fuel operations that generated a net tax benefit of $41 million in 2007, compared to a net tax provision of $5 million in the year ago quarter, partially offset by $16 million of increased taxes reflecting higher 2007 pretax income from our Lodging segments as well as a higher tax rate in 2007, primarily reflecting both increased taxes associated with our international operations and a less favorable mix of taxable earnings between countries. Increased taxes reflects a charge for a German legislative tax change in the 2007 third quarter, which had a one-time impact.

Thirty-six Weeks. Interest income, before the provision for loan losses, decreased $19 million (56 percent) to $15 million for the 2007 year-to-date period from $34 million in the year ago period, reflecting a $10 million increase in mark-to-market expenses in 2007 associated with hedges for our synthetic fuel operations, $5 million of lower interest income associated with loans that have been repaid to us, and a $3 million payment of interest during the 2006 period on a previously reserved loan, as compared to no similar payments in 2007.

There were no loan loss provisions in the 2007 year-to-date period, compared to a $3 million reversal of previous loan loss provisions in the 2006 year-to-date period.

Our tax provision decreased $115 million (52 percent) from a tax provision of $223 million in the 2006 year-to-date period to a tax provision of $108 in the 2007 period. The difference of $115 million is attributable to $158 million of higher tax credits and tax benefit associated with our synthetic fuel operations that generated a net tax benefit of $199 million in the 2007 year-to-date period compared to a net tax benefit of $41 million in the year ago period, partially offset by $37 million of increased taxes in the 2007 year-to-date period reflecting higher pretax income from our Lodging segments as well as a higher tax rate in 2007, primarily reflecting both increased taxes associated with our international operations and a less favorable mix of taxable earnings between countries. Increased taxes reflects a charge for a German legislative tax change in the 2007 third quarter, which had a one-time impact, and $6 million of taxes in the 2007 year-to-date period associated with additional interest on the ESOP settlement. See Footnote No. 4, “Income Taxes,” for additional information on the ESOP settlement.

Equity in (Losses) Earnings

Twelve Weeks. Equity in earnings increased $9 million from losses of $1 million in the third quarter of 2006 to earnings of $8 million in the third quarter of 2007. The increase is attributable to stronger performance in the 2007 third quarter associated with several joint ventures including, at one joint venture, the reopening of a hotel in Mexico which had been closed following a hurricane in 2005.

Thirty-six Weeks. Equity in earnings increased $7 million from $2 million in the first three quarters of 2006 to earnings of $9 million in the first three quarters of 2007 and reflected the mix of investments, compared to the year ago period, and stronger results at several joint ventures reflecting the strong demand environment including, at one joint venture, the reopening of a hotel in Mexico which had been closed following a hurricane in 2005.

Minority Interest

Minority interest decreased $5 million (83 percent) in the first three quarters of 2007 from a benefit of $6 million in 2006 to a benefit of $1 million in 2007. The decrease in minority interest is primarily due to the fact that our interest in the synthetic fuel operations was owned through a joint venture partnership in the third quarter of 2006, while in 2007 we owned 100 percent of the synthetic fuel operations.

Income from Continuing Operations

Twelve Weeks. Compared to the year ago quarter, income from continuing operations decreased $10 million (7 percent) to $131 million for the third quarter of 2007, and diluted earnings per share from continuing operations was unchanged at $0.33. As discussed in more detail in the preceding sections beginning with “Operating Income,” the decrease versus the year ago quarter is due to lower timeshare sales and services revenue net of direct expenses ($31 million), a higher synthetic fuel operating loss ($29 million), higher general, administrative, and other expenses ($15 million), higher interest expense ($13 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($11 million), and lower interest income ($5 million). Higher fee income ($40 million), lower taxes ($30 million), higher gains and other income ($14 million), higher equity investment results ($9 million), and higher minority interest ($1 million) partially offset these reductions.

Thirty-six Weeks. Compared to the year ago period, income from continuing operations increased $23 million (5 percent) to $520 million for the first three quarters of 2007, and diluted earnings per share from continuing operations increased $0.15 (13 percent) to $1.29. As discussed in more detail in the preceding sections beginning with “Operating Income,” the increase versus the year ago period is due to higher fee income ($129 million), lower income taxes ($115 million), and higher equity investment results ($7 million). Higher general, administrative, and other expenses ($78 million), a higher synthetic fuel operating loss ($55 million), higher interest expense ($41 million), lower interest income ($19 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($18 million), lower gains and other income ($9 million), a lower minority interest benefit ($5 million), and lower loan loss provision reversals ($3 million) partially offset these favorable variances.

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

As disclosed in our 2006 Form 10-K, in 2006 we analyzed our internal reporting process and implemented changes in the fourth quarter that were designed to improve efficiency and, as part of this process, we evaluated the impact on segment reporting. Accordingly, we now report six operating segments, as compared to five before the change, and no longer allocate indirect administrative expenses to our segments. The revised segment reporting is reflected throughout this report for all periods presented. Historical figures are presented in a manner that is consistent with the revised segment reporting. See also the Form 8-K that we filed on March 19, 2007, furnishing quarterly Revenues and Income from Continuing Operations for each of 2006 and 2005 in the new segment format.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, or indirect general, administrative, and other expenses. With the exception of the Synthetic Fuel segment, we do not allocate income taxes to our segments. With the exception of the Timeshare and Synthetic Fuel segments, we do not allocate interest income to our segments. Because note sales are an integral part of the Timeshare segment, we include note sale gains in our Timeshare segment results. We also allocate other gains and losses as well as equity in earnings or losses from our joint ventures and divisional general, administrative, and other expenses to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

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

Revenues

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006

North American Full-Service Segment	$1,241	$1,124	$3,767	$3,610
North American Limited-Service Segment	540	500	1,541	1,442
International Segment	343	332	1,056	933
Luxury Segment	339	313	1,048	973
Timeshare Segment	463	413	1,438	1,196

Total Lodging	2,926	2,682	8,850	8,154
Other unallocated corporate	17	15	51	43
Synthetic Fuel Segment	97	6	253	102

	$3,040	$2,703	$9,154	$8,299

Income from Continuing Operations

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006

North American Full-Service Segment	$78	$72	$324	$314
North American Limited-Service Segment	119	93	337	271
International Segment	57	55	166	160
Luxury Segment	15	10	44	44
Timeshare Segment	39	61	190	180

Total Lodging financial results	308	291	1,061	969
Other unallocated corporate	(59)	(55)	(192)	(164)
Synthetic Fuel Segment (after-tax)	9	(3)	59	4
Interest income, provision for loan losses, and interest expense (excluding the Synthetic Fuel Segment)	(34)	(15)	(101)	(48)
Income taxes (excluding the Synthetic Fuel Segment)	(93)	(77)	(307)	(264)

	$131	$141	$520	$497

Equity in Earnings (Losses) of Equity Method Investees

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006

North American Full-Service Segment	$—	$1	$1	$1
North American Limited-Service Segment	1	—	2	—
International Segment	1	(1)	3	1
Luxury Segment	—	(2)	(2)	(2)
Timeshare Segment	5	—	4	1

Total Lodging	7	(2)	8	1
Other unallocated corporate	1	1	1	1

	$8	$(1)	$9	$2

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

Company-operated house profit margin is the ratio of property-level gross operating profit (also known as house profit) to total property-level revenue. This ratio measures our overall ability as operator to produce property-level profits by generating sales and controlling the operating expenses over which we have the most direct control. Gross operating profit does not include the impact of management fees, replacement reserves, insurance, taxes, or other fixed expenses.

Twelve Weeks. Since the end of the 2006 third quarter, we added 167 hotel and timeshare properties (24,264 rooms) and 57 properties (9,171 rooms) left the system. The figures in the preceding sentence do not include residential products. Most of the properties that left the system were older limited-service properties.

Lodging financial results increased $17 million (6 percent) to $308 million in the third quarter of 2007 from $291 million in the third quarter of 2006, and revenues increased $244 million to $2,926 million in 2007, a 9 percent increase from revenues of $2,682 million in 2006. The results, as compared to the prior year, reflect a $40 million (15 percent) increase in combined base, franchise, and incentive fees from $262 million in the 2006 third quarter to $302 million in the 2007 third quarter. As compared to the prior year, gains and other income increased $15 million, earnings associated with equity investments increased $9 million, and minority interest increased $1 million. Lower timeshare sales and services revenue net of direct expenses of $31 million, lower owned, leased, corporate housing, other revenue net of direct expenses of $12 million, and $5 million of increased general, administrative, and other expenses partially offset these favorable variances.

Higher RevPAR for comparable rooms, resulting from both domestic and international rate increases and new unit growth, drove the increase in base and franchise fees. Incentive management fees increased $7 million (14 percent) during the 2007 third quarter, reflecting stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. In addition, in the third quarter of 2006, we recognized $10 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until the third quarter of 2006, as compared to no similar fees in the third quarter of 2007. In the third quarter of 2007, 59 percent of our managed properties paid incentive fees to us versus 54 percent in the year ago quarter.

Systemwide RevPAR for comparable North American properties, which includes data from our franchised properties in addition to our owned, leased, and managed properties, increased 6.7 percent, and RevPAR for our comparable North American company-operated properties also increased 7.2 percent.

North American company-operated house profit margins improved 180 basis points versus the year ago quarter.

Systemwide RevPAR for comparable international properties increased 5.2 percent, and RevPAR for comparable international company-operated properties increased 5.9 percent. Worldwide RevPAR for comparable systemwide properties increased 6.6 percent (6.8 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased 7.3 percent.

In addition, worldwide comparable company-operated house profit margins increased 180 basis points. For the 2007 third quarter, as compared to the 2006 third quarter, house profit per available room (“HP-PAR”) at our full-service managed properties in North America increased 14.5 percent, HP-PAR at our North American limited-service managed properties increased 9.4 percent, and worldwide HP-PAR for all our brands increased 12.2 percent on a constant dollar basis.

Thirty-six Weeks. Lodging financial results increased $92 million (9 percent) to $1,061 million for the first three quarters of 2007 from $969 million for the first three quarters of 2006, and revenues increased $696 million to $8,850 million in 2007, a 9 percent increase from revenues of $8,154 million in 2006. The results, as compared to the prior year, reflect a $129 million (15 percent) increase in combined base, franchise, and incentive fees from $834 million for the first three quarters of 2006 to $963 million for the first three quarters of 2007 and a $7 million increase in earnings associated with equity investments. Partially offsetting these favorable variances were $24 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, $17 million of increased general, administrative, and other expenses, and $3 million of lower gains and other income.

Higher RevPAR for comparable rooms, resulting from both domestic and international rate increases and new unit growth drove the increase in base and franchise fees. In the first three quarters of 2006, we recognized $5 million of base management fees that were calculated based on prior periods’ results, but not earned and due until 2006 versus no recognition of similar fees in the first three quarters of 2007. As compared to the year ago period, incentive management fees increased $58 million (31 percent) reflecting stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. In addition, in the first three quarters of 2007, we recognized $15 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until 2007, versus the recognition of $10 million of similar fees in the first three quarters of 2006. In the first three quarters of 2007, 66 percent of our managed properties paid incentive fees to us versus 60 percent in the year ago period.

Systemwide RevPAR for comparable North American properties increased 5.8 percent and RevPAR for our comparable North American company-operated properties increased 6.0 percent. Systemwide RevPAR for comparable international properties increased 7.8 percent, and RevPAR for comparable international company-operated properties increased 8.2 percent. Worldwide RevPAR for comparable systemwide properties increased 6.4 percent (7.6 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased 6.9 percent.

North American company-operated house profit margins improved 160 basis points versus the year ago period. In addition, worldwide comparable company-operated house profit margins increased 160 basis points. For the first three quarters of 2007, as compared to the first three quarters of 2006, HP-PAR at our full-service managed properties in North America increased 11.4 percent, HP-PAR at our North American limited-service managed properties increased 8.5 percent, and worldwide HP-PAR for all our brands increased 11.2 percent on a constant dollar basis.

Summary of Properties by Brand. We opened 50 lodging properties (7,163 rooms) during the third quarter of 2007, while six properties (1,046 rooms) exited the system, increasing our total properties to 2,942 (527,307 rooms). At the end of the 2007 third quarter, total unit counts also include 20 projects encompassing 1,700 homes and condominiums where we manage the related home or condominium owners association, typically in conjunction with a hotel or timeshare project. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include the Marriott Conference Centers and JW Marriott Hotels & Resorts brands. Similarly, references to Renaissance Hotels & Resorts include our Renaissance ClubSport brand.

The table below shows properties by brand as of September 7, 2007 (excluding 1,936 rental units relating to Marriott ExecuStay):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels & Resorts	145	73,166	168	51,019
Marriott Conference Centers	13	3,476	—	—
JW Marriott Hotels & Resorts	10	6,735	4	1,215
Renaissance Hotels & Resorts	35	15,798	32	9,050
Renaissance ClubSport	—	—	1	175
The Ritz-Carlton	35	11,530	—	—
The Ritz-Carlton-Residential (1)	15	1,402	—	—
Courtyard	272	42,429	407	52,401
Fairfield Inn	2	855	519	45,376
SpringHill Suites	24	3,700	142	15,672
Residence Inn	136	18,402	380	43,019
TownePlace Suites	34	3,661	100	9,806
Marriott Vacation Club (2)	37	8,866	—	—
The Ritz-Carlton Club-Fractional (2)	5	283	—	—
The Ritz-Carlton Club-Residential (1), (2)	2	136	—	—
Grand Residences by Marriott-Fractional (2)	1	199	—	—
Grand Residences by Marriott-Residential (1), (2)	1	65	—	—
Horizons by Marriott Vacation Club (2)	2	444	—	—
Non-U.S. Locations
Marriott Hotels & Resorts	125	34,733	34	9,977
JW Marriott Hotels & Resorts	21	7,553	1	61
Renaissance Hotels & Resorts	57	18,617	17	5,341
The Ritz-Carlton	31	9,300	—	—
The Ritz-Carlton-Residential (1)	1	93	—	—
Bulgari Hotels & Resorts	2	117	—	—
Marriott Executive Apartments	17	2,937	1	99
Courtyard	35	7,364	37	6,241
Fairfield Inn	—	—	7	859
SpringHill Suites	—	—	1	124
Residence Inn	1	190	17	2,422
Ramada International	2	332	—	—
Marriott Vacation Club (2)	9	1,909	—	—
The Ritz-Carlton Club-Fractional (2)	2	105	—	—
The Ritz-Carlton Club-Residential (1), (2)	1	4	—	—
Grand Residences by Marriott-Fractional (2)	1	49	—	—

Total	1,074	274,450	1,868	252,857

(1)	Represents projects where we manage the related owners association. Residential products are included once they possess a certificate of occupancy.

(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

At September 7, 2007, we operated or franchised the following properties by segment (excluding 1,936 corporate housing rental units):

	Total Lodging Products
	Properties			Rooms
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	308	12	320	121,446	4,562	126,008
Marriott Conference Centers	13	—	13	3,476	—	3,476
JW Marriott Hotels & Resorts	14	—	14	7,563	—	7,563
Renaissance Hotels & Resorts	67	4	71	24,848	1,300	26,148
Renaissance ClubSport	1	—	1	175	—	175

	403	16	419	157,508	5,862	163,370

North American Limited-Service Lodging Segment (1)
Courtyard	679	16	695	94,830	2,847	97,677
Fairfield Inn	521	6	527	46,231	653	46,884
SpringHill Suites	166	1	167	19,372	124	19,496
Residence Inn	516	17	533	61,421	2,536	63,957
TownePlace Suites	134	—	134	13,467	—	13,467

	2,016	40	2,056	235,321	6,160	241,481

International Lodging Segment (1)
Marriott Hotels & Resorts	4	148	152	2,739	40,148	42,887
JW Marriott Hotels & Resorts	1	21	22	387	7,614	8,001
Renaissance Hotels & Resorts	—	70	70	—	22,658	22,658
Courtyard	—	56	56	—	10,758	10,758
Fairfield Inn	—	1	1	—	206	206
Residence Inn	—	1	1	—	76	76
Marriott Executive Apartments	—	18	18	—	3,036	3,036
Ramada International	—	2	2	—	332	332

	5	317	322	3,126	84,828	87,954

Luxury Lodging Segment
The Ritz-Carlton	35	31	66	11,530	9,300	20,830
Bulgari Hotels & Resorts	—	2	2	—	117	117
The Ritz-Carlton-Residential (2)	15	1	16	1,402	93	1,495

	50	34	84	12,932	9,510	22,442

Timeshare Lodging Segment (3)
Marriott Vacation Club	37	9	46	8,866	1,909	10,775
The Ritz-Carlton Club-Fractional	5	2	7	283	105	388
The Ritz-Carlton Club-Residential (2)	2	1	3	136	4	140
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Grand Residences by Marriot-Residential (1), (2)	1	—	1	65	—	65
Horizons by Marriott Vacation Club	2	—	2	444	—	444

	48	13	61	9,993	2,067	12,060

Total	2,522	420	2,942	418,880	108,427	527,307

(1)	North American includes brands located in the continental United States and Canada. International includes brands located outside the continental United States and Canada.
(2)	Represents projects where we manage the related owners association. Residential products are included once they possess a certificate of occupancy.
(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

The following table provides additional detail by brand as of September 7, 2007, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	45	24
The Ritz-Carlton Club	6	4
Grand Residences by Marriott	3	3
Horizons by Marriott Vacation Club	2	2

Joint Ventures
Marriott Vacation Club	1	1
The Ritz-Carlton Club	4	4

Total	61	38

(1)	Includes products that are in active sales as well as those that are sold out. Residential products are included once they possess a certificate of occupancy.
(2)	Products in active sales may not be ready for occupancy.

Statistics. The following tables show occupancy, average daily rate, and RevPAR for comparable properties for each of the brands in our North American Full-Service and North American Limited-Service segments, for our International segment by region and the principal brand in our Luxury segment, The Ritz-Carlton. We have not presented statistics for company-operated Fairfield Inn properties in these tables because we operate only a limited number of properties, as the brand is predominantly franchised and such information would not be meaningful (identified as “nm” in the tables that follow). Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twelve weeks ended September 7, 2007, include the period from June 16, 2007, through September 7, 2007, and the twelve weeks ended September 8, 2006, include the period from June 17, 2006, through September 8, 2006 (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes only June through August). The occupancy, average daily rate, and RevPAR statistics used throughout this report for the thirty-six weeks ended September 7, 2007, include the period from December 30, 2006, through September 7, 2007, and the thirty-six weeks ended September 8, 2006, include the period from December 31, 2005, through September 8, 2006 (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes only January through August).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended September 7, 2007	Change vs. 2006		Twelve Weeks Ended September 7, 2007	Change vs. 2006
Marriott Hotels & Resorts (2)
Occupancy	76.2%	2.5	% pts.	73.9%	1.5	% pts.
Average Daily Rate	$163.96	4.5%		$153.25	5.2%
RevPAR	$124.92	8.0%		$113.33	7.4%

Renaissance Hotels & Resorts
Occupancy	75.9%	2.7	% pts.	74.7%	1.1	% pts.
Average Daily Rate	$157.82	4.6%		$147.87	5.4%
RevPAR	$119.71	8.4%		$110.41	7.0%

Composite North American Full-Service (3)
Occupancy	76.1%	2.5	% pts.	74.1%	1.4	% pts.
Average Daily Rate	$163.00	4.5%		$152.43	5.2%
RevPAR	$124.11	8.1%		$112.89	7.3%

The Ritz-Carlton North America
Occupancy	74.2%	1.6	% pts.	74.2%	1.6	% pts.
Average Daily Rate	$283.32	6.0%		$283.32	6.0%
RevPAR	$210.18	8.3%		$210.18	8.3%
Composite North American Full-Service and Luxury (4)
Occupancy	75.9%	2.4	% pts.	74.1%	1.4	% pts.
Average Daily Rate	$175.00	4.7%		$160.32	5.3%
RevPAR	$132.90	8.1%		$118.74	7.4%

Residence Inn
Occupancy	82.3%	0.9	% pts.	83.2%	0.2	% pts.
Average Daily Rate	$121.78	3.9%		$122.40	5.4%
RevPAR	$100.23	5.0%		$101.78	5.7%

Courtyard
Occupancy	74.2%	1.1	% pts.	76.3%	0.7	% pts.
Average Daily Rate	$122.39	4.1%		$121.89	4.8%
RevPAR	$90.82	5.7%		$93.04	5.7%

Fairfield Inn
Occupancy	nm	nm		76.9%	0.4	% pts.
Average Daily Rate	nm	nm		$90.06	6.7%
RevPAR	nm	nm		$69.25	7.2%

TownePlace Suites
Occupancy	79.2%	-2.1	% pts.	78.8%	-2.2	% pts.
Average Daily Rate	$86.21	9.1%		$87.06	8.5%
RevPAR	$68.28	6.3%		$68.63	5.6%

SpringHill Suites
Occupancy	77.8%	2.2	% pts.	77.5%	0.5	% pts.
Average Daily Rate	$106.33	3.1%		$106.36	5.5%
RevPAR	$82.73	6.1%		$82.39	6.2%

Composite North American Limited-Service (5)
Occupancy	76.9%	1.0	% pts.	78.5%	0.3	% pts.
Average Daily Rate	$118.91	4.3%		$112.67	5.5%
RevPAR	$91.47	5.7%		$88.41	6.0%
Composite North American (6)
Occupancy	76.4%	1.8	% pts.	76.8%	0.8	% pts.
Average Daily Rate	$149.47	4.7%		$130.54	5.6%
RevPAR	$114.18	7.2%		$100.20	6.7%

(1)

Statistics are for the twelve weeks ended September 7, 2007, and September 8, 2006, except for The Ritz-Carlton brand for which the statistics are for the three months ended August 31, 2007, and August 31, 2006. For properties located in Canada, the comparison to 2006 is on a constant dollar basis.

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

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Thirty-Six Weeks Ended September 7, 2007	Change vs. 2006		Thirty-Six Weeks Ended September 7, 2007	Change vs. 2006
Marriott Hotels & Resorts (2)
Occupancy	73.8%	1.3	% pts.	72.0%	0.8	% pts.
Average Daily Rate	$172.14	5.2%		$158.36	5.2%
RevPAR	$126.97	7.1%		$114.03	6.4%

Renaissance Hotels & Resorts
Occupancy	74.4%	0.1	% pts.	72.9%	-0.5	% pts.
Average Daily Rate	$167.28	5.0%		$154.87	5.5%
RevPAR	$124.52	5.1%		$112.83	4.8%

Composite North American Full-Service (3)
Occupancy	73.9%	1.1	% pts.	72.1%	0.6	% pts.
Average Daily Rate	$171.37	5.2%		$157.82	5.2%
RevPAR	$126.59	6.8%		$113.85	6.1%

The Ritz-Carlton North America
Occupancy	74.1%	0.2	% pts.	74.1%	0.2	% pts.
Average Daily Rate	$328.16	7.4%		$328.16	7.4%
RevPAR	$243.20	7.8%		$243.20	7.8%

Composite North American Full-Service and Luxury (4)
Occupancy	73.9%	1.0	% pts.	72.2%	0.6	% pts.
Average Daily Rate	$185.68	5.5%		$167.18	5.4%
RevPAR	$137.20	6.9%		$120.77	6.3%

Residence Inn
Occupancy	78.7%	-1.2	% pts.	79.4%	-1.1	% pts.
Average Daily Rate	$123.27	4.9%		$122.05	6.3%
RevPAR	$97.05	3.3%		$96.88	4.8%

Courtyard
Occupancy	71.5%	-0.7	% pts.	73.2%	-0.5	% pts.
Average Daily Rate	$126.37	5.7%		$123.57	6.0%
RevPAR	$90.36	4.7%		$90.47	5.3%

Fairfield Inn
Occupancy	nm	nm		72.0%	-0.5	% pts.
Average Daily Rate	nm	nm		$88.04	7.3%
RevPAR	nm	nm		$63.43	6.6%

TownePlace Suites
Occupancy	75.4%	-2.2	% pts.	74.8%	-2.9	% pts.
Average Daily Rate	$85.80	9.8%		$87.01	9.1%
RevPAR	$64.71	6.7%		$65.11	5.0%

SpringHill Suites
Occupancy	73.7%	-0.2	% pts.	74.7%	-0.5	% pts.
Average Daily Rate	$107.95	4.5%		$106.60	6.5%
RevPAR	$79.54	4.2%		$79.63	5.8%

Composite North American Limited-Service (5)
Occupancy	73.9%	-0.8	% pts.	74.8%	-0.8	% pts.
Average Daily Rate	$121.81	5.6%		$112.97	6.5%
RevPAR	$89.96	4.4%		$84.50	5.4%

Composite North American (6)
Occupancy	73.9%	0.2	% pts.	73.8%	-0.2	% pts.
Average Daily Rate	$156.63	5.8%		$133.46	6.2%
RevPAR	$115.71	6.0%		$98.51	5.8%

(1)

Statistics are for the thirty-six weeks ended September 7, 2007, and September 8, 2006, except for The Ritz-Carlton brand for which the statistics are for the eight months ended August 31, 2007, and August 31, 2006. For properties located in Canada, the comparison to 2006 is on a constant dollar basis.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended August 31, 2007	Change vs. 2006		Three Months Ended August 31, 2007	Change vs. 2006
Caribbean and Latin America (2)
Occupancy	76.8%	2.9	% pts.	75.2%	3.1	% pts.
Average Daily Rate	$151.88	9.0%		$141.80	6.2%
RevPAR	$116.66	13.2%		$106.59	10.8%

Continental Europe (2)
Occupancy	76.9%	1.4	% pts.	74.8%	1.1	% pts.
Average Daily Rate	$165.16	0.1%		$168.93	0.6%
RevPAR	$127.08	2.0%		$126.28	2.1%

United Kingdom (2)
Occupancy	81.4%	0.3	% pts.	81.3%	0.6	% pts.
Average Daily Rate	$197.83	5.0%		$195.07	4.5%
RevPAR	$160.99	5.4%		$158.51	5.3%

Middle East and Africa (2)
Occupancy	70.5%	3.1	% pts.	70.5%	3.8	% pts.
Average Daily Rate	$118.92	9.4%		$117.36	8.9%
RevPAR	$83.81	14.5%		$82.76	15.1%

Asia Pacific (2), (3)
Occupancy	76.0%	-0.5	% pts.	75.6%	-0.8	% pts.
Average Daily Rate	$135.68	7.6%		$138.65	6.4%
RevPAR	$103.09	7.0%		$104.84	5.3%

Regional Composite (4), (5)
Occupancy	77.3%	0.9	% pts.	76.1%	0.8	% pts.
Average Daily Rate	$159.28	4.7%		$158.25	4.0%
RevPAR	$123.08	5.9%		$120.46	5.2%

International Luxury (6)
Occupancy	72.9%	6.0	% pts.	72.9%	6.0	% pts.
Average Daily Rate	$271.09	7.3%		$271.09	7.3%
RevPAR	$197.49	17.0%		$197.49	17.0%

Total International (7)
Occupancy	76.8%	1.4	% pts.	75.8%	1.3	% pts.
Average Daily Rate	$170.12	5.5%		$167.38	4.8%
RevPAR	$130.70	7.5%		$126.95	6.6%

(1)

Financial results for all properties are reported on a period-end basis, while statistics for properties located outside the continental United States and Canada are reported on a month-end basis. The statistics are for June through August. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2006 is on a constant dollar basis.

(2)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard brands located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard brands.
(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts.
(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Eight Months Ended August 31, 2007	Change vs. 2006		Eight Months Ended August 31, 2007	Change vs. 2006
Caribbean and Latin America (2)
Occupancy	77.4%	1.7	% pts.	75.4%	2.6	% pts.
Average Daily Rate	$167.92	9.5%		$158.66	7.6%
RevPAR	$129.99	12.0%		$119.61	11.4%

Continental Europe (2)
Occupancy	73.1%	1.5	% pts.	70.4%	0.8	% pts.
Average Daily Rate	$165.66	4.2%		$168.02	5.0%
RevPAR	$121.11	6.4%		$118.22	6.2%

United Kingdom (2)
Occupancy	77.1%	1.1	% pts.	76.7%	1.3	% pts.
Average Daily Rate	$192.94	3.9%		$190.80	3.5%
RevPAR	$148.85	5.4%		$146.40	5.4%

Middle East and Africa (2)
Occupancy	72.9%	4.1	% pts.	71.8%	4.2	% pts.
Average Daily Rate	$135.00	10.6%		$133.17	10.3%
RevPAR	$98.40	17.3%		$95.64	17.3%

Asia Pacific (2), (3)
Occupancy	74.7%	-1.0	% pts.	74.7%	-0.5	% pts.
Average Daily Rate	$141.79	10.3%		$142.57	8.8%
RevPAR	$105.90	8.8%		$106.54	8.1%

Regional Composite (4), (5)
Occupancy	75.2%	0.9	% pts.	73.9%	0.9	% pts.
Average Daily Rate	$162.67	6.9%		$161.00	6.5%
RevPAR	$122.34	8.2%		$118.90	7.8%

International Luxury (6)
Occupancy	73.1%	4.7	% pts.	73.1%	4.7	% pts.
Average Daily Rate	$291.60	6.4%		$291.60	6.4%
RevPAR	$213.06	13.8%		$213.06	13.8%

Total International (7)
Occupancy	75.0%	1.3	% pts.	73.8%	1.3	% pts.
Average Daily Rate	$175.52	7.3%		$171.90	6.8%
RevPAR	$131.62	9.1%		$126.84	8.7%

(1)

Financial results for all properties are reported on a period-end basis, while statistics for properties located outside the continental United States and Canada are reported on a month-end basis. The statistics are for January through August. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2006 is on a constant dollar basis.

(2)	Regional information includes the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard brands located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard brands.
(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts.
(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended August 31, 2007	Change vs. 2006		Three Months Ended August 31, 2007	Change vs. 2006
Composite Luxury (2)
Occupancy	74.8%	2.5	% pts.	74.8%	2.5	% pts.
Average Daily Rate	$319.06	6.7%		$319.06	6.7%
RevPAR	$238.66	10.4%		$238.66	10.4%

Total Worldwide (3)
Occupancy	76.5%	1.7	% pts.	76.6%	0.9	% pts.
Average Daily Rate	$155.61	5.0%		$136.96	5.5%
RevPAR	$119.07	7.3%		$104.90	6.6%

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
(3)

Total Worldwide statistics include all properties worldwide for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton brand) represent the twelve weeks ended September 7, 2007, and September 8, 2006. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the three months ended August 31, 2007, and August 31, 2006.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Eight Months Ended August 31, 2007	Change vs. 2006		Eight Months Ended August 31, 2007	Change vs. 2006
Composite Luxury (2)
Occupancy	73.5%	2.3	% pts.	73.5%	2.3	% pts.
Average Daily Rate	$318.85	6.9%		$318.85	6.9%
RevPAR	$234.35	10.5%		$234.35	10.5%

Total Worldwide (3)
Occupancy	74.2%	0.5	% pts.	73.8%	—	% pts.
Average Daily Rate	$161.82	6.3%		$139.56	6.4%
RevPAR	$120.03	6.9%		$103.00	6.4%

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
(3)

Total Worldwide statistics include all properties worldwide for the Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton brand) represent the thirty-six weeks ended September 7, 2007, and September 8, 2006. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the eight months ended August 31, 2007, and August 31, 2006.

North American Full-Service Lodging includes our Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Renaissance ClubSport brands.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 7, 2007	September 8, 2006	Change 2007/2006	September 7, 2007	September 8, 2006	Change 2007/2006
Segment revenues	$1,241	$1,124	10%	$3,767	$3,610	4%

Segment results	$78	$72	8%	$324	$314	3%

Since the third quarter of 2006, across our North American Full-Service Lodging segment, we added 11 properties (3,052 rooms) and eight properties (2,884 rooms) left the system.

Twelve weeks. RevPAR for comparable company-operated North American full-service properties increased 8.1 percent to $124.11. Occupancy for these properties increased 2.5 percentage points to 76.1 percent and average daily rates increased 4.5 percent to $163.00.

The $6 million increase in segment results, as compared to the year ago quarter, primarily reflects a $17 million increase in base management, incentive management, and franchise fees, partially offset by a $7 million decrease in owned, leased, and other revenue net of direct expenses, and a $3 million decrease in gains and other income. The increase in fees was largely due to stronger RevPAR and property-level margins, driven primarily by rate increases and productivity improvements.

Owned, leased, and other revenue net of direct expenses decreased $7 million from the year ago quarter, mainly reflecting a termination fee of $5 million received in the third quarter of 2006 associated with one property, compared to no similar receipts for the third quarter of 2007. Gains and other income was $3 million lower than in the third quarter of 2006, primarily reflecting a $2 million gain on the sale of two properties in the third quarter of 2006 and no similar activity in the third quarter of 2007.

Thirty-six Weeks. RevPAR for comparable company-operated North American full-service properties increased 6.8 percent to $126.59. Occupancy for these properties increased 1.1 percentage points to 73.9 percent and average daily rates increased 5.2 percent to $171.37.

The $10 million increase in segment results compared to the year ago period primarily reflects a $40 million increase in base management, incentive management, and franchise fees, partially offset by a $15 million decline in gains and other income, a $13 million decrease in owned, leased, and other revenue net of direct expenses, and $1 million of increased general, administrative, and other expenses.

The $40 million increase in fees was largely due to stronger RevPAR and property-level margins, driven primarily by rate increases and productivity improvements. Incentive fees for the 2007 period reflect the receipt of $3 million of business interruption insurance proceeds associated with Hurricane Katrina and no similar fees in 2006. Additionally, the 2006 year-to-date period reflected the recognition of $3 million of base management fees that were calculated based on prior periods’ results, but not earned and due until 2006, compared to no recognition of similar fees in the first three quarters of 2007.

Gains and other income was $15 million lower in the 2007 year-to-date period, as compared to the 2006 period, and reflected a $37 million charge in 2006 associated with a straight-line rent receivable, partially offset by the redemption of preferred stock in a cost method investee that generated income of $25 million in 2006 and $26 million of lower other gains in 2007, as compared to 2006. The $26 million decrease in other gains compared to the prior year reflects gains in 2006 associated with the sale of joint venture investments and real estate, while 2007 reflects virtually no similar activity. Owned, leased, and other revenue net of direct expenses decreased $13 million and reflected properties sold and $9 million of termination fees received in the first three quarters of 2006, compared to a $2 million termination fee received in the 2007 year-to-date period. The $1 million increase in general, administrative, and other expenses in 2007 compared to 2006 reflects the 2006 reversal of guarantee charges totaling $4 million and $2 million of guarantee charges recorded in 2007, partially offset by $4 million of performance cure payments recorded in 2006.

North American Limited-Service Lodging includes our Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay brands.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 7, 2007	September 8, 2006	Change 2007/2006	September 7, 2007	September 8, 2006	Change 2007/2006
Segment revenues	$540	$500	8%	$1,541	$1,442	7%

Segment results	$119	$93	28%	$337	$271	24%

Since the third quarter of 2006, across our North American Limited-Service Lodging segment, we added 127 properties (14,185 rooms) and 24 properties (3,037 rooms) left the system. The properties that left the system were mainly older properties associated with our Fairfield Inn brand.

Twelve Weeks. RevPAR for comparable company-operated North American limited-service properties increased 5.7 percent to $91.47. Occupancy for these properties increased 1 percentage point to 76.9 percent, and average daily rates increased 4.3 percent to $118.91.

The $26 million increase in segment results compared to the year ago quarter reflects a $22 million increase in base management, incentive management, and franchise fees, an increase of $3 million in owned, leased, and other revenue net of direct expenses, and $3 million of higher gains, partially offset by $3 million of higher general, administrative, and other expenses.

The increase in fees is largely due to higher RevPAR, driven by rate increases, which increased base and franchise fees, and to productivity improvements, which increased property-level margins and incentive fees. Additionally, the growth in the number of rooms contributed to the overall increase in segment results. The $3 million increase in owned, leased, and other revenue net of direct expenses primarily reflected the receipt in the third quarter of 2007 of $2 million in termination fees, versus no termination fees received in the third quarter of 2006. The $3 million increase in gains reflects gains in 2007 associated with real estate sales, as compared to no similar activity in 2006.

Thirty-six Weeks. RevPAR for comparable company-operated North American limited-service properties increased 4.4 percent to $89.96. Occupancy for these properties decreased 0.8 percentage points to 73.9 percent, and average daily rates increased 5.6 percent to $121.81.

The $66 million increase in segment results, as compared to the year ago period, primarily reflects a $61 million increase in base management, incentive management, and franchise fees, a $7 million increase in owned, leased, and other revenue net of direct expenses, a $3 million increase in gains and other income, and a $2 million increase in joint venture equity earnings, partially offset by $7 million of higher general, administrative, and other expenses.

In the first three quarters of 2007, we recognized $15 million of incentive management fees that were calculated based on prior years’ results but not earned and due until 2007 as compared to the recognition of no similar fees in the first three quarters of 2006. The additional increase in fees is largely due to higher RevPAR, driven by rate increases, which increased base and franchise fees, and to productivity improvements, which increased property-level margins and incentive fees. Additionally, growth in the number of rooms contributed to the increase in base management and franchise fees. The $7 million increase in owned, leased, and other revenue net of direct expenses is primarily a result of termination fees received in the first three quarters of 2007 of $3 million, which were associated with properties, primarily our Fairfield Inn brand, that left our system and no similar fees in the first three quarters of 2006. The $7 million increase in general, administrative, and other expenses in 2007 primarily reflects the impact of unit growth and development.

International Lodging includes our International Marriott Hotels & Resorts, International JW Marriott Hotels & Resorts, International Renaissance Hotels & Resorts, International Courtyard, International Fairfield Inn, International Residence Inn, Ramada International, and Marriott Executive Apartments brands.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 7, 2007	September 8, 2006	Change 2007/2006	September 7, 2007	September 8, 2006	Change 2007/2006
Segment revenues	$343	$332	3%	$1,056	$933	13%

Segment results	$57	$55	4%	$166	$160	4%

Since the third quarter of 2006, across our International Lodging segment, we added 16 properties (3,944 rooms) and 22 properties (2,683 rooms) left the system. The properties that left the system largely left as a result of quality issues.

Twelve Weeks. RevPAR for comparable company-operated international properties increased 5.9 percent to $123.08. Occupancy for these properties increased 0.9 percentage points to 77.3 percent, and average daily rates increased 4.7 percent to $159.28. Results for our international operations were strong across most regions. The South America, Central and South East Asia, Middle East, Eastern European, and Western European markets all had strong RevPAR increases, as compared to the year ago quarter.

The $2 million increase in segment results for the third quarter of 2007 reflects a $17 million increase in gains and other income, a $3 million increase in base management fees, and a $2 million increase in joint venture equity earnings, partially offset by a $12 million decrease in incentive fees and an $8 million decrease in owned, leased, and other revenue net of direct expenses.

The $17 million increase in gains and other income is primarily the result of gains on the sale of two properties in 2007. The increase in base management fees is largely due to higher RevPAR. The $12 million decline in incentive fees reflects the recognition in the 2006 third quarter of $10 million of incentive fees calculated based on prior periods’ results, but not earned and due until the 2006 third quarter versus no similar fees in the third quarter of 2007. The decrease of $8 million in owned, leased, and other revenue net of direct expenses primarily reflected the receipt in the third quarter of 2006 of $7 million in termination fees versus no termination fees received in the third quarter of 2007.

Thirty-six Weeks. RevPAR for comparable company-operated international properties increased 8.2 percent to $122.34. Occupancy for these properties increased 0.9 percentage points to 75.2 percent, and average daily rates increased 6.9 percent to $162.67. Results for our international operations were strong across most regions. The South America, Central and South East Asia, Middle East, and Eastern European markets all had strong RevPAR increases.

The $6 million increase in segment results for the thirty-six weeks ended September 7, 2007, reflects an $11 million increase in base management fees, a $9 million increase in gains and other income, and a $2 million increase in joint venture equity earnings, partially offset by an $8 million decrease in owned, leased, and other revenue net of direct expenses, $5 million of higher general, administrative, and other expenses, and $3 million of lower incentive fees.

The increase in base fees is largely due to higher RevPAR, driven by rate increases. The growth in the number of rooms since the year ago period also contributed to the increase in fees. The $9 million increase in gains and other income reflects higher gains in 2007 on real estate sales, as compared to the year ago period, offset by lower gains on the sale of joint ventures. The $8 million decrease in owned, leased, and other revenue net of direct expenses reflects $4 million of lower termination fees received in 2007 and the impact of properties sold since the year ago period. The $5 million increase in general, administrative, and other expenses from the year ago period is primarily attributable to additional foreign exchange losses and costs related to our unit growth and development.

Luxury Lodging includes our The Ritz-Carlton and Bulgari Hotels & Resorts brands.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 7, 2007	September 8, 2006	Change 2007/2006	September 7, 2007	September 8, 2006	Change 2007/2006
Segment revenues	$339	$313	8%	$1,048	$973	8%

Segment results	$15	$10	50%	$44	$44	—%

Since the third quarter of 2006, across our Luxury Lodging segment, we added 10 hotel properties (2,110 rooms) and two properties (502 rooms) left the system. At the end of the 2007 third quarter, there were 16 homes and condominium projects (1,495 units) for which we manage the related owners association, and the numbers in the preceding sentence do not reflect these residential products.

Twelve Weeks. RevPAR for comparable company-operated luxury properties increased 10.4 percent to $238.66. Occupancy for these properties increased 2.5 percentage points to 74.8 percent, and average daily rates increased 6.7 percent to $319.06.

The $5 million increase in segment results in the third quarter of 2007 reflected an $8 million increase in base management and incentive management fees, partially offset by $3 million of increased general, administrative, and other expenses. The increase in fees over the year ago period reflects stronger RevPAR driven by rate increases, new properties added to the system, and the receipt in 2007 of $2 million of business interruption insurance proceeds associated with Hurricane Katrina.

Thirty-six Weeks. RevPAR for comparable company-operated luxury properties increased 10.5 percent to $234.35. Occupancy for these properties increased 2.3 percentage points to 73.5 percent, and average daily rates increased 6.9 percent to $318.85.

As compared to the year ago period, segment results for the first three quarters of 2007 were unchanged and reflected $10 million of lower owned, leased, and other revenue net of direct expenses and $4 million of increased general, administrative, and other expenses, offset by a $14 million increase in base management and incentive management fees. The first three quarters of 2006 included $2 million of base management fees that were calculated based on prior periods’ results, but not earned and due until 2006, as compared to no similar fees in the first three quarters of 2007. The increase in fees over the year ago period reflects stronger RevPAR driven by rate increases, new properties added to the system, and the receipt in 2007 of $2 million of business interruption insurance proceeds associated with Hurricane Katrina. The $10 million decrease in owned, leased, and other revenue net of direct expenses reflected a charge of $4 million in 2007 for depreciation expense associated with one property that was reclassified from “held and used,” as the property no longer satisfied the criteria to be classified as “held for sale.” The $10 million decrease also reflects the impact of renovation work at that same property which, as compared to the year ago period, negatively impacted results by $4 million.

Timeshare includes our Marriott Vacation Club, The Ritz-Carlton Club, Grand Residences by Marriott, and Horizons by Marriott Vacation Club brands.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 7, 2007	September 8, 2006	Change 2007/2006	September 7, 2007	September 8, 2006	Change 2007/2006
Segment Revenues
Segment revenues	$463	$413	12%	$1,438	$1,196	20%

Segment Results
Base fee revenue	$10	$8		$30	$24
Timeshare sales and services, net	45	76		224	224
Joint venture equity	5	—		4	1
Minority interest	1	—		1	—
General, administrative, and other expense	(22)	(23)		(69)	(69)

Segment results	$39	$61	-36%	$190	$180	6%

Sales and Services Revenue
Development	$279	$281		$846	$734
Services	77	70		225	207
Financing	28	23		120	104
Other revenue	5	—		20	6

Sales and services revenue	$389	$374	4%	$1,211	$1,051	15%

Contract Sales
Timeshare	$313	$314		$877	$893
Fractional	12	13		27	32
Whole ownership	6	2		6	5

Total company	331	329		910	930

Timeshare	7	5		23	18
Fractional	7	3		46	22
Whole ownership	5	18		56	166

Total joint venture	19	26		125	206

Total contract sales	$350	$355	-1%	$1,035	$1,136	-9%

Twelve Weeks. Timeshare contract sales, including sales made by our timeshare joint venture projects, which represents sales of timeshare interval, fractional, and whole ownership products before the adjustment for percentage-of-completion accounting, decreased 1 percent over the year ago quarter reflecting particularly strong whole ownership sales in 2006 associated with the launch of our San Francisco product, partially offset by increased timeshare and fractional sales in the 2007 quarter.

The $50 million increase in Timeshare segment revenues from $413 million to $463 million reflected a $15 million increase in timeshare sales and services revenue, a $33 million increase in cost reimbursements revenue, and $2 million of increased base management fees. Timeshare segment revenues include interval, fractional, and whole ownership sales, base management fees, resort rental fees, and cost reimbursements. Timeshare segment revenues also include $11 million and $9 million of interest income for the third quarters of 2007 and 2006, respectively.

Segment results of $39 million in the third quarter of 2007 decreased $22 million from $61 million in the year ago quarter and reflected $31 million of lower timeshare sales and services revenue net of direct expenses, partially offset by a $5 million increase in joint venture equity earnings and $2 million of increased base management fees. The $31 million decrease in timeshare sales and services revenue net of direct expenses primarily reflected the reversal, in the 2006 third quarter, of $15 million of contingency reserves associated with marketing incentives and $14 million of increased product costs in the third quarter of 2007 over the prior year’s quarter. Higher product costs, as compared to the year ago period, reflect the impact of timing as some newer projects reached reportability thresholds in 2007 and unfavorable mix variances primarily associated with the consolidation of a joint venture in 2007 that develops and markets fractional and whole ownership interests, partially offset by the impact of several projects that are approaching sell-out in 2007.

Thirty-six Weeks. Timeshare contract sales decreased 9 percent over the year ago period, reflecting a decline in whole ownership sales reflecting particularly strong joint venture whole ownership sales in 2006 associated with the launch of our San Francisco and Kapalua products, partially offset by increased fractional sales in 2007.

The $242 million increase in Timeshare segment revenues from $1,196 million to $1,438 million reflected a $160 million increase in timeshare sales and services revenue, a $76 million increase in cost reimbursements revenue, and $6 million of increased base management fees. Timeshare segment revenues include $34 million and $29 million of interest income for the thirty-six weeks ended September 7, 2007, and September 8, 2006, respectively, and note sale gains of $45 million and $40 million for the thirty-six weeks ended September 7, 2007 and September 8, 2006, respectively, recorded in our Condensed Consolidated Statements of Income on the “Timeshare sales and services” revenue line, associated with Timeshare segment notes receivable.

Segment results of $190 million in the first three quarters of 2007 increased $10 million over the year ago period and primarily reflected $6 million of increased base management fees and $3 million of increased joint venture equity results. Timeshare sales and services revenue net of direct expenses of $224 million was unchanged, as compared to the year ago period, primarily reflecting $12 million of increased development revenue net of product costs and marketing and selling costs and $8 million of increased financing revenue net of financing expenses, offset by the $15 million reversal of contingency reserves in 2006. The increase in development revenue net of product costs and marketing and selling costs, as compared to the year ago period, reflects the impact of timing as some newer projects reached reportability thresholds in 2007 and the consolidation of a joint venture in 2007, which develops and markets fractional and whole ownership interests, partially offset by the impact of several projects that are approaching sell-out in 2007. The increase in financing revenue net of financing costs primarily reflects higher note sale gains in 2007, as compared to the year ago period.

Synthetic Fuel

The tax credits provided under Internal Revenue Code Section 45K are only available for the production and sale of synthetic fuels produced from coal through calendar year 2007 (December 31, 2007). We plan to cease operations at our synthetic fuel facilities on or prior to December 31, 2007.

The tables below detail the impact of our Synthetic Fuel segment on our income from continuing operations for the twelve and thirty-six weeks ended September 7, 2007, and September 8, 2006. Our management evaluates the figures presented in the “Before Syn. Fuel Impact” columns because management expects the Synthetic Fuel segment will no longer have a material impact on our business after the Internal Revenue Code synthetic fuel tax credit program expires at the end of 2007 and because the presentation reflects the results of our core lodging operations. Management also believes that these presentations facilitate the comparison of our results with the results of other lodging companies. However, the figures presented in the “Before Syn. Fuel Impact” columns are financial measures that are not prescribed or authorized by United States generally accepted accounting principles (“GAAP”), may be calculated and/or presented differently than presentations of other companies, and are not alternatives to operating income, total tax (provision) benefit, income from continuing operations, or any other operating measure prescribed by GAAP.

($ in millions)	Twelve Weeks Ended September 7, 2007			Twelve Weeks Ended September 8, 2006
	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact
Operating income (loss)	$183	$(27)	$210	$229	$2	$227
Gains and other income (expense)	27	(3)	30	13	3	10
Interest income, provision for loan losses, and interest expense	(36)	(2)	(34)	(18)	(3)	(15)
Equity in earnings (losses)	8	—	8	(1)	—	(1)

Income (loss) from continuing operations before income taxes and minority interest	182	(32)	214	223	2	221

Tax (provision) benefit	(81)	12	(93)	(78)	(1)	(77)
Tax credits	29	29	—	(4)	(4)	—

Total tax (provision) benefit	(52)	41	(93)	(82)	(5)	(77)

Income (loss) from continuing operations before minority interest	130	9	121	141	(3)	144
Minority interest	1	—	1	—	—	—

Income (loss) from continuing operations	$131	$9	$122	$141	$(3)	$144

Twelve Weeks. For the third quarter of 2007, the synthetic fuel operation generated revenue of $97 million as compared to revenue of $6 million for the prior year’s quarter, primarily reflecting higher production in the 2007 third quarter. For a short time during the 2006 first quarter, and again early in the 2006 second quarter and through the 2006 third quarter, production was suspended due to high oil prices. There have been no production suspensions during 2007 as a result of high oil prices.

Operating losses for the 2007 third quarter increased $29 million over the prior year primarily reflecting the increase in production. Other expenses increased $6 million reflecting net earn-out payments made of $3 million in the third quarter of 2007, compared to net earn-out payments received of $3 million in the third quarter of 2006. The increase in the net earn-out payments made is primarily due to increased production during the third quarter of 2007 when compared to the same quarter in 2006 and to the fact that, as a result of our 100 percent ownership of our synthetic fuel operations in 2007, we did not receive any earn-out payments in 2007 whereas we received earn-out payments from our joint venture partner in the third quarter of 2006. Net interest expense in the 2007 third quarter was $2 million compared to 2006 third quarter net interest expense of $3 million. The $1 million decrease reflects the cost of hedges entered into in response to high oil prices. As the hedges are adjusted to reflect market value or ‘marked-to-market,’ the $1 million net decrease in interest expense reflects a $3 million decrease in value in 2006, as compared to a $2 million decrease in value in 2007. In response to high oil prices, results also reflected a provision for an estimated 20 percent tax credit phase-out in the third quarter of 2007, compared to a provision for an estimated 51 percent tax credit phase-out in the third quarter of 2006.

Income from continuing operations for the Synthetic Fuel segment increased from a loss of $3 million in the third quarter of 2006 to income of $9 million in the third quarter of 2007. The increase was primarily a result of greater production during the third quarter of 2007 when compared to the same quarter in 2006 and a lower provision for an estimated tax credit phase-out of 20 percent in the third quarter of 2007, compared to a provision for an estimated tax credit phase-out of 51 percent in the third quarter of 2006.

At year-end 2006 our feedstock supplier’s mine adjacent to our production plant in Alabama was closed, and accordingly, production at our plant was suspended. During the first quarter of 2007, the mine was reopened, and in mid-April, early in the 2007 second quarter, synthetic fuel production resumed at our Alabama plant. Early in the third quarter of 2007, the coal mine was again closed following a lightning strike and explosion. During this closing, our plant produced synthetic fuel sporadically using existing stockpiles. Early in August 2007, midway through the 2007 third quarter, our feedstock supplier’s mine reopened and our plant began producing synthetic fuel on a more regular basis.

($ in millions)	Thirty-Six Weeks Ended September 7, 2007			Thirty-Six Weeks Ended September 8, 2006
	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact	As Reported	Syn. Fuel Impact	Before Syn. Fuel Impact
Operating income (loss)	$684	$(98)	$782	$706	$(43)	$749
Gains and other income (expense)	46	(31)	77	55	2	53
Interest income, provision for loan losses, and interest expense	(112)	(11)	(101)	(49)	(1)	(48)
Equity in earnings	9	—	9	2	—	2

Income (loss) from continuing operations before income taxes and minority interest	627	(140)	767	714	(42)	756

Tax (provision) benefit	(256)	51	(307)	(251)	13	(264)
Tax credits	148	148	—	28	28	—

Total tax (provision) benefit	(108)	199	(307)	(223)	41	(264)

Income (loss) from continuing operations before minority interest	519	59	460	491	(1)	492
Minority interest	1	—	1	6	5	1

Income from continuing operations	$520	$59	$461	$497	$4	$493

Thirty-six Weeks. For the first three quarters of 2007, the synthetic fuel operation generated revenue of $253 million as compared to revenue of $102 million for the prior year’s period, primarily reflecting higher production in the 2007 period. Operating losses for the first three quarters of 2007 increased $55 million over the prior year primarily reflecting the increase in production. Other expenses of $31 million in 2007 and other income of $2 million in 2006 reflect earn-out payments made for 2007 and net earn-out payments received for 2006. The increase in the net earn-out payments made is primarily due to increased production during the first three quarters of 2007 when compared to the same period in 2006 and as a result of our 100 percent ownership of our synthetic fuel operations in 2007, we did not receive any earn-out payments in 2007 whereas we received earn-out payments from our joint venture partner in the first three quarters of 2006. The decrease in minority interest is due to the fact that in the first three quarters of 2006 we had a joint venture partner in the synthetic fuel operations while in the first three quarters of 2007 we owned 100 percent of the operations.

Net interest expense of $11 million and $1 million in the first three quarters of 2007 and 2006, respectively, reflect the cost of hedges entered into in response to high oil prices and the uncertainty surrounding the potential phase-out of tax credits. As the hedges are ‘marked-to-market,’ the $10 million net increase reflects an $11 million decrease in value in 2007 and a $1 million decrease in value in 2006. In response to high oil prices, results reflected a provision for an estimated tax credit phase-out in the first three quarters of 2007 of 20 percent, compared to a provision for an estimated 51 percent tax credit phase-out in the first three quarters of 2006.

Income from continuing operations for the Synthetic Fuel segment increased from $4 million in the first three quarters of 2006, to $59 million in the first three quarters of 2007. The increase was primarily a result of greater production during the first three quarters of 2007 when compared to the same period in 2006 and a 20 percent provision for an estimated tax credit phase-out in the first three quarters of 2007, as compared to a provision for an estimated 51 percent tax credit phase-out in the first three quarters of 2006.

New Accounting Standards

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on December 30, 2006, the first day of fiscal year 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that we have taken or expect to take on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, we may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48 of $155 million, as an adjustment to the opening balance of retained earnings and additional paid-in-capital on December 30, 2006, the first day of fiscal year 2007. See Footnote No. 4, “Income Taxes,” for additional information.

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

EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”

In November 2006, the Emerging Issues Task Force of FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 will require condominium sales to meet the continuing investment criterion in FAS No. 66 in order to recognize profit under the percentage-of-completion method. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007, which is our 2008 fiscal year. The cumulative effect of EITF 06-8, if any, will be recorded as an adjustment to the opening balance of retained earnings in the year of adoption. We are evaluating the impact that EITF 06-8 will have on our financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and our Credit Facilities

We are party to a multicurrency revolving credit agreement that provides for borrowings and letters of credit and supports our commercial paper program. On May 14, 2007, we amended and restated this facility to increase the aggregate borrowings available under the facility from $2 billion to $2.5 billion and extend the expiration of the facility from 2011 to 2012. The material terms of the amended and restated credit agreement were otherwise unchanged. Borrowings under the facility bear interest at the London Interbank Offered Rate (LIBOR), plus a spread based on our public debt rating.

At September 7, 2007, our available borrowing capacity amounted to $1.698 billion and reflected borrowing capacity at $2.5 billion under the credit facility, plus our cash balance of $208 million, less $109 million representing that portion of our letters of credit outstanding that were supported by the facility, and less $901 million of outstanding commercial paper supported by the facility. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements. We periodically evaluate opportunities to sell additional debt or equity securities, obtain credit facilities from lenders or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons, or to further strengthen our financial position.

Cash and equivalents totaled $208 million at September 7, 2007, an increase of $15 million from year-end 2006, reflecting activity for the thirty-six weeks ended September 7, 2007, including: commercial paper and other debt issuances net of debt repayments ($927 million); common stock issuances ($168 million); dispositions ($439 million); operating cash inflows ($306 million); and loan collections and sales, net of advances, and other investing activities ($117 million). Partially offsetting these inflows were cash outflows associated with the following: purchases of treasury stock ($1,293 million); capital expenditures ($528 million); dividend payments ($77 million); and other cash outflows ($44 million).

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

	Thirty-Six Weeks Ended
($ in millions)	September 7, 2007	September 8, 2006
Timeshare segment development less than (in excess of) cost of sales	$6	$(85)
New Timeshare segment mortgages, net of collections	(348)	(344)
Note repurchases	(21)	(16)
Financially reportable sales (in excess of) less than closed sales	(112)	46
Note sale gains	(45)	(40)
Note sale proceeds	270	242
Collection on retained interests in notes sold and servicing fees	81	73
Other cash outflows	(11)	(9)

Net cash outflows from Timeshare segment activity	$(180)	$(133)

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

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2006 Form 10-K, other than changes resulting from: 1) a transaction whereby we assumed a lease agreement for a property that we managed prior to the assumption; 2) our extension of the term for certain properties we lease; 3) the adoption of FIN 48; and 4) the amount of outstanding debt.

As further described in Footnote No. 18, “Leases,” of this report, early in the 2007 first quarter, we entered into a transaction whereby we assumed a lease agreement for a property that we managed prior to the assumption. Accordingly, we became the primary obligor. Under the new lease agreement, we are required to pay fixed minimum rents through 2033 as follows: $8 million in 2007; $9 million for each of 2008, 2009, 2010, and 2011; and $195 million thereafter, for a total of $239 million. At year-end 2006, the “Contractual Obligations” table of our 2006 Form 10-K included, for this property, operating lease obligations for which we were secondarily liable, of $208 million due as follows: $8 million for 2007; $16 million for 2008 and 2009; $16 million for 2010 and 2011; and $168 million thereafter.

In the 2007 third quarter, we extended the termination date from 2011 to 2023 for certain properties that we lease. As a result of these extensions, our aggregate minimum lease payment obligations for 2012 through 2023 increased by $180 million.

As further discussed in Footnote No. 4, “Income Taxes,” of this report, we adopted the provisions of FIN 48, on December 30, 2006, the first day of fiscal year 2007. We had $244 million, $119 million, and $132 million of unrecognized tax benefits as of March 23, 2007, June 15, 2007, and September 7, 2007, respectively, which were not included in the “Contractual Obligations” table of our 2006 Form 10-K. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign the liability as of September 7, 2007, to any particular years in the table.

As noted in Footnote No. 4, “Income Taxes,” we reached a settlement of issues raised during the IRS’ and Department of Labor’s examination of the ESOP feature of the Plan. Accordingly, we have made cash payments to the U.S. Treasury and state tax jurisdictions of $204 million in 2007.

As of the end of the 2007 third quarter, debt increased by $1,115 million, as compared to year-end 2006 from $1,833 million to $2,948 million, reflecting increased commercial paper borrowings of $586 million, the third quarter 2007 issuance of $346 million (book value) of Series I Senior Notes (described more fully below), and increased mortgage and other debt of $183 million. Among other things, the increase in commercial paper debt was used for share repurchases and capital expenditures. The $183 million increase in mortgage and other debt was predominantly associated with our consolidation of one joint venture under FIN 46(R) and our consolidation of another joint venture, in conjunction with our purchase of the other partner’s interest, that was established to develop and market timeshare and whole ownership interests. See Footnote No. 17, “Variable Interest Entities,” for additional information regarding the consolidation of the joint venture and see Footnote No. 10, “Acquisitions and Dispositions,” for information regarding the other joint venture that we now wholly own. At the end of the 2007 third quarter, future debt payments plus interest total $3,815 million and are due as follows: $155 million in 2007; $485 million in 2008 and 2009; $252 million in 2010 and 2011; and $2,923 million thereafter.

On June 20, 2007, we entered into a terms agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., and other underwriters to issue $350 million aggregate principal amount of 6.375 percent Series I Senior Notes due 2017 (the “Notes”). The offering of the Notes closed on June 25, 2007. We received net proceeds of approximately $346 million from this offering, after deducting the underwriting discount and estimated expenses of the offering. We used these proceeds for general corporate purposes including the repayment of commercial paper borrowings.

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

Share Repurchases

We purchased 28.9 million shares of our Class A Common Stock during the thirty-six weeks ended September 7, 2007, at an average price of $45.50 per share. See Part II, Item 2 of this Form 10-Q for additional information on our share repurchases, including the August 2007 authorized increase in the number of shares that may be repurchased.

Acquisitions and Dispositions

Acquisitions

During the first three quarters of 2007, we acquired: one full-service property, one limited-service property, and one extended-stay property for cash consideration of $199 million; the fee simple interest in the improvements of three properties, one full-service property and two limited-service properties and the leasehold interest in the ground underlying the three properties for cash consideration of $58 million; and certain land parcels for cash consideration of $30 million.

At the end of the 2007 second quarter, we were party to a venture that developed and marketed fractional timeshare and whole ownership interests. During the 2007 third quarter, we purchased the other partner’s interest in the joint venture for $6 million. In conjunction with that transaction, we acquired assets and liabilities totaling $90 million and $84 million, respectively, on the date of the purchase. At the end of the 2007 second quarter, we were party to a venture that was established to develop and market timeshare and whole ownership interests. During the 2007 third quarter, we purchased our partner’s interest in the joint venture. Concurrent with this transaction, we purchased additional land and assets from our partner as well. Aggregate cash and notes payable issued for these transactions totaled $106 million, and we acquired assets and liabilities totaling $182 million and $76 million, respectively, on the date of purchase.

Dispositions

During the first three quarters of 2007, we sold: seven properties for cash proceeds of $337 million; one parcel of land for $13 million in cash proceeds that was under development; the fee simple and leasehold interests in three properties acquired earlier in 2007 for $58 million in cash proceeds; our interest in five joint ventures for cash proceeds of $30 million; a portion of our available-for-sale securities in one company for $26 million; and other asset sales, which generated proceeds totaling $1 million. In 2007, we also sold another parcel of land that was under development and received cash proceeds totaling $90 million. Due to a contingency in the sales contracts, this sale was accounted for under the deposit method of FAS No. 66. Accordingly, the cash proceeds were reflected in “Other investing activities” in our Condensed Consolidated Statement of Cash Flows, rather than “Dispositions.”

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

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The uncertain pace and duration of the current growth environment in the lodging industry will continue to impact our financial results and growth. Both the Company and the lodging industry were hurt by several events occurring over the last several years, including the global economic downturn, the terrorist attacks on New York and Washington in September 2001, the global outbreak of SARS in 2003, and military action in Iraq. Although both the lodging and travel industries have recovered from the depressed levels during those years, the duration, pace, and full extent of the current growth environment remains unclear. Accordingly, our financial results and growth could be harmed if that recovery stalls or is reversed.

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

Further volatility in the credit markets could adversely impact the sale of loans that our Timeshare business generates. Our Timeshare business provides financing to purchasers of timeshare and fractional properties, and we periodically sell interests in those loans in the securities markets. Although we do not believe that recent volatility in the credit markets will prevent us from continuing to sell those notes on attractive terms, further volatility could cause future sale terms to be materially less favorable to us or prevent us from selling our Timeshare notes entirely, which in turn would reduce future gains and could result in increased borrowings to provide capital to replace anticipated proceeds from such sales.

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

An increase in the use of third-party Internet reservation services could adversely impact our revenues. Some of our hotel rooms are booked through Internet travel intermediaries, such as Expedia.com®, Travelocity.com®, and Priceline.com®, serving both the leisure and, increasingly, the corporate travel and group meeting sectors. While Marriott’s Look No Further® Best Rate Guarantee has greatly reduced the ability of these Internet travel intermediaries to undercut the published rates at our hotels, these intermediaries continue their attempts to commoditize hotel rooms by aggressively marketing to price-sensitive travelers and corporate accounts and increasing the importance of general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their travel services rather than to our lodging brands. Although we expect to continue to maintain and even increase the strength of our brands in the online marketplace, if the amount of sales made through Internet intermediaries increases significantly, our business and profitability may be harmed.

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

Assuming a 2 percent inflation adjustment factor for 2007 and assuming that the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains approximately the same for 2007 as it has been since the beginning of 2006, we currently estimate that the tax credits available for production and sale of synthetic fuel in 2007 would begin to be phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $62 and would be fully phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $78. For both the twelve-week and thirty-six-week periods ended September 7, 2007, our results reflect a provision for an estimated 20 percent tax credit phase-out as a result of high oil prices. The average price of the benchmark NYMEX futures contract for 2007, through October 3, 2007, was approximately $66.44.

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

Our effective tax rate is likely to increase significantly after the synthetic fuel tax credit program expires at the end of 2007. Tax credits contributed by our synthetic fuel operations have significantly reduced our effective tax rate during the last several years. Because the program ends with calendar year 2007 synthetic fuel production, our facilities will not be able to generate credits in future years. As a result, our future effective tax rate is likely to increase significantly, thereby reducing our after-tax profits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 16, 2007-July 13, 2007	2.8	$44.89	2.8	13.2
July 14, 2007-August 10, 2007	4.2	42.24	4.2	49.0
August 11, 2007-September 7, 2007	3.7	42.95	3.7	45.3

(1)

On August 2, 2007, we announced that our Board of Directors increased by 40 million shares, the authorization to repurchase our Class A Common Stock for a total outstanding authorization of approximately 51 million shares on that date. We repurchase shares in the open market and in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.(i)	Restated Certificate of Incorporation of the Company.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.(ii)	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

4	Form of Registered 6.375% Series I Note due 2017.	Exhibit No. 4.2 to our Form 8-K filed June 25, 2007 (File No. 001-13881).

10	U.S. $2,500,000,000 Amended and Restated Credit Agreement dated as of May 14, 2007, with Citibank, N.A. as Administrative Agent and certain banks.	Exhibit No. 10 to our Form 8-K filed May 16, 2007 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.

5th day of October, 2007

/s/ Arne M. Sorenson
Arne M. Sorenson
Executive Vice President and Chief Financial Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President, Financial Information and Enterprise Risk Management and Principal Accounting Officer