Form 10-K
period 2007-12-28
MARRIOTT INTERNATIONAL INC /MD/
filed 2008-02-15
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (301) 380-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value (354,043,159 shares outstanding as of January 25, 2008)	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates at June 15, 2007, was $13,599,596,837.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2008 Annual Meeting of Shareholders are incorporated by reference into

Part III of this report.

MARRIOTT INTERNATIONAL, INC.

FORM 10-K TABLE OF CONTENTS

FISCAL YEAR ENDED DECEMBER 28, 2007

Throughout this report, we refer to Marriott International, Inc., together with its subsidiaries, as “we,” “us,” or “the Company.” Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown in the table below, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-end Date	Fiscal Year	Fiscal Year-end Date
2007	December 28, 2007	2003	January 2, 2004
2006	December 29, 2006	2002	January 3, 2003
2005	December 30, 2005	2001	December 28, 2001
2004	December 31, 2004	2000	December 29, 2000

PART I

Item 1.	Business.

We are a worldwide operator and franchisor of hotels and related lodging facilities. We were organized as a corporation in Delaware in 1997 and became a public company in 1998 when we were “spun off” as a separate entity by the company formerly named “Marriott International, Inc.” Our operations are grouped into the following five business segments:

Segment	Percentage of 2007 Total Revenues
North American Full-Service Lodging Segment	42%
North American Limited-Service Lodging Segment	17%
International Lodging Segment	12%
Luxury Lodging Segment	12%
Timeshare Segment	16%
Other unallocated corporate	1%

Prior to November 3, 2007, our operations also included our synthetic fuel business, which we now classify as discontinued operations.

Our business includes our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments. We develop, operate, and franchise hotels and corporate housing properties under 15 separate brand names, and we develop, operate, and market timeshare, fractional ownership, and residential properties under four separate brand names. We also provide services to home/condominium owner associations for projects associated with several of our brands.

Financial information by industry segment and geographic area as of and for the 2007, 2006, and 2005 fiscal years then ended appears in Footnote No. 19, “Business Segments,” of the Notes to our Consolidated Financial Statements included in this annual report.

Lodging

We operate or franchise 2,999 lodging properties worldwide, with 535,093 rooms as of year-end 2007 inclusive of 21 home and condominium products (1,916 units) for which we manage the related owners’ associations. In addition, we provided 2,156 furnished corporate housing rental units, which are not included in the totals. We believe that our portfolio of lodging brands is the broadest of any company in the world and that we are the leader in the quality tier of the vacation timesharing business. Consistent with our focus on management and franchising, we own very few of our lodging properties. We manage and franchise lodging properties employing the following brands:

North American Full-Service Lodging Segment	International Lodging Segment
• Marriott® Hotels & Resorts	• Marriott® Hotels & Resorts
• JW Marriott® Hotels & Resorts	• JW Marriott® Hotels & Resorts
• Renaissance® Hotels & Resorts	• Renaissance® Hotels & Resorts
• Renaissance ClubSport®	• Courtyard by Marriott®
• Fairfield Inn by Marriott®
North American Limited-Service Lodging Segment	• Residence Inn by Marriott®
• Courtyard by Marriott® (“Courtyard”)	• Marriott Executive Apartments®
• Fairfield Inn by Marriott® (“Fairfield Inn”)
• SpringHill Suites by Marriott ® (“SpringHill Suites”)
• Residence Inn by Marriott® (“Residence Inn”)	Timeshare Segment
• TownePlace Suites by Marriott® (“TownePlace Suites”)	• Marriott Vacation Club SM
• Marriott ExecuStay®	• The Ritz-Carlton Club®
• Grand Residences by Marriott®
Luxury Segment	• Horizons by Marriott Vacation Club®
• The Ritz-Carlton®
• Bulgari Hotels & Resorts®

The North American Full-Service segment and the North American Limited-Service segment include properties located in the continental United States and Canada. The Luxury segment includes worldwide properties. The International segment includes full-service and limited-service properties located outside the continental United States and Canada. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include Marriott Conference Centers and JW Marriott Hotels & Resorts, references to Renaissance Hotels & Resorts include Renaissance ClubSport, and references to Fairfield Inn include Fairfield Inn & Suites.

In addition to the brands noted above, in 2007 we announced our new brand of family-friendly resorts and spas, “Nickelodeon Resorts by Marriott” and a new brand of lifestyle boutique hotels, “Edition.” At year-end 2007, no properties were yet open under either brand.

Company-Operated Lodging Properties

At year-end 2007, we operated 1,040 properties (266,751 rooms) under long-term management agreements with property owners, 31 properties (7,729 rooms) under long-term lease agreements with property owners (management and lease agreements together, “the Operating Agreements”), and six properties (1,316 rooms) as owned. The figures noted for properties operated under long-term management agreements include 21 residential products (1,916 units) for which we manage the related owners’ associations.

Terms of our management agreements vary, but typically we earn a management fee, which comprises a base management fee, which is a percentage of the revenues of the hotel and an incentive management fee, which is based on the profits of the hotel. Our management agreements also typically include reimbursement of costs (both direct and indirect) of operations. Such agreements are generally for initial periods of 20 to 30 years, with options to renew for up to 50 or more additional years. Our lease agreements also vary, but may include fixed annual rentals plus additional rentals based on a percentage of annual revenues in excess of a fixed amount. Many of the Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Additionally, many of our Operating Agreements permit the owners to terminate the agreement if certain performance metrics are not met and financial returns fail to meet defined levels for a period of time and we have not cured such deficiencies.

For lodging facilities that we operate, we generally are responsible for hiring, training, and supervising the managers and employees required to operate the facilities and for purchasing supplies, both for which we generally are reimbursed by the owners. We provide centralized reservation services and national advertising, marketing and promotional services, as well as various accounting and data processing services. We are generally reimbursed by owners for the cost of providing these services.

Franchised Lodging Properties

We have franchising programs that permit the use of certain of our brand names and our lodging systems by other hotel owners and operators. Under these programs, we generally receive an initial application fee and continuing royalty fees, which typically range from 4 percent to 6 percent of room revenues for all brands, plus 2 percent to 3 percent of food and beverage revenues for certain full-service hotels. In addition, franchisees contribute to our national marketing and advertising programs and pay fees for use of our centralized reservation systems. At year-end 2007, we had 1,922 franchised properties (259,297 rooms).

Timeshare and Residential

We develop, operate, market, and sell timeshare interval, fractional ownership, and residential properties under four brand names and generate revenues from three primary sources: (1) selling fee simple and other forms of timeshare intervals and personal residences; (2) financing consumer purchases; and (3) operating the resorts. Many resorts are located adjacent to company-operated hotels, such as Marriott Hotels & Resorts and The Ritz-Carlton, and owners have access to certain hotel facilities during their vacation. Owners can trade their annual interval for intervals at other Marriott timesharing resorts or for intervals at certain timesharing resorts not otherwise sponsored by Marriott through a third-party exchange company. Owners can also trade their unused interval for points in the Marriott Rewards® frequent stay program, enabling them to stay at over 2,900 company-operated or franchised properties worldwide.

We sell residential real estate in conjunction with luxury hotel development (Ritz-Carlton-Residential) and Timeshare segment projects (Ritz-Carlton Club-Residential and Grand Residences by Marriott-Residential). Our Timeshare segment residential projects are typically opened over time with limited inventory available at any one time. Residences developed in conjunction with hotels are typically constructed and sold by hotel owners with limited amounts, if any, of our capital at risk. While the worldwide residential market is very large, the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make our residential products distinctive.

Seasonality

In general, business at company-operated and franchised properties is relatively stable and includes only moderate seasonal fluctuations. Business at some resort properties may be seasonal depending on location.

Relationship with Major Customer

We operate a number of properties under long-term management agreements that are owned or leased by Host Hotels & Resorts, Inc. (“Host”). In addition, Host is a partner in several partnerships that own properties operated by us under long-term management agreements. See Footnote No. 22, “Relationship with Major Customer,” in the Notes to our Consolidated Financial Statements included in this annual report for more information.

Summary of Properties by Brand

At year-end 2007, we operated or franchised the following properties by brand (excluding 2,156 corporate housing rental units):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels & Resorts	146	73,937	167	50,647
Marriott Conference Centers	13	3,476	—	—
JW Marriott Hotels & Resorts	11	6,736	5	1,552
Renaissance Hotels & Resorts	36	16,198	34	9,744
Renaissance ClubSport	—	—	1	175
The Ritz-Carlton	36	11,627	—	—
The Ritz-Carlton-Residential (1)	16	1,614	—	—
Courtyard	272	42,429	421	54,330
Fairfield Inn	2	855	527	46,075
SpringHill Suites	24	3,700	152	16,745
Residence Inn	138	18,693	390	44,112
TownePlace Suites	34	3,661	107	10,461
Marriott Vacation Club (2)	37	8,987	—	—
The Ritz-Carlton Club-Fractional (2)	5	283	—	—
The Ritz-Carlton Club-Residential (1), (2)	2	138	—	—
Grand Residences by Marriott-Fractional (2)	1	199	—	—
Grand Residences by Marriott-Residential (1), (2)	1	65	—	—
Horizons by Marriott Vacation Club (2)	2	444	—	—
Non-U.S. Locations
Marriott Hotels & Resorts	122	34,016	34	9,936
JW Marriott Hotels & Resorts	21	8,183	1	61
Renaissance Hotels & Resorts	53	17,493	17	5,324
The Ritz-Carlton	34	9,978	—	—
The Ritz-Carlton-Residential (1)	1	93	—	—
Bulgari Hotels & Resorts	2	117	—	—
Marriott Executive Apartments	17	2,806	1	99
Courtyard	35	7,477	39	6,544
Fairfield Inn	—	—	8	947
SpringHill Suites	—	—	1	124
Residence Inn	1	190	17	2,421
Ramada International	2	332	—	—
Marriott Vacation Club (2)	9	1,909	—	—
The Ritz-Carlton Club-Fractional (2)	2	105	—	—
The Ritz-Carlton Club-Residential (1), (2)	1	6	—	—
Grand Residences by Marriott-Fractional (2)	1	49	—	—

Total	1,077	275,796	1,922	259,297

(1)	Represents projects where we manage the related owners association. Residential products are included once they possess a certificate of occupancy.
(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

The following table provides additional detail by brand as of year-end 2007, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	45	24
The Ritz-Carlton Club and Residences	6	4
Grand Residences by Marriott and Residences	3	3
Horizons by Marriott Vacation Club	2	2
Joint Ventures
Marriott Vacation Club	1	1
The Ritz-Carlton Club and Residences	4	4

Total	61	38

(1)	Includes products that are in active sales as well as those that are sold out. Residential products are included once they possess a certificate of occupancy.
(2)	Products in active sales may not be ready for occupancy.

Summary of Properties by Country

At year-end 2007, we operated or franchised properties in the following 68 countries and territories:

Country	Properties (1)	Rooms (1)
Americas
Argentina	1	320
Aruba	4	1,637
Bahamas	1	6
Brazil	6	1,609
Canada	56	11,838
Cayman Islands	4	929
Chile	2	485
Costa Rica	3	620
Curacao	1	247
Dominican Republic	3	583
Ecuador	1	257
El Salvador	1	133
Guatemala	1	385
Honduras	1	153
Jamaica	1	427
Mexico	16	3,833
Panama	2	415
Peru	1	300
Puerto Rico	5	1,585
Saint Kitts and Nevis	2	559
Trinidad and Tobago	1	119
United States	2,580	426,883
U.S. Virgin Islands	5	862
Venezuela	1	269

Total Americas	2,699	454,454

Country	Properties (1)	Rooms (1)
Middle East and Africa
Armenia	1	226
Bahrain	1	264
Egypt	8	3,562
Israel	2	966
Jordan	3	644
Kuwait	2	604
Qatar	3	910
Saudi Arabia	3	749
Tunisia	1	227
Turkey	5	1,470
United Arab Emirates	6	1,150

Total Middle East and Africa	35	10,772

Asia
China	32	12,465
Guam	1	357
India	6	1,525
Indonesia	8	1,808
Japan	10	3,155
Malaysia	7	3,019
Pakistan	2	504
Philippines	2	899
Singapore	2	1,002
South Korea	4	1,501
Thailand	9	2,330
Vietnam	2	874

Total Asia	85	29,439

Australia	8	2,354

Continental Europe
Austria	7	1,686
Belgium	5	878
Czech Republic	5	937
Denmark	1	395
France	10	2,557
Georgia	2	245
Germany	36	8,243
Greece	1	314
Hungary	2	470
Italy	8	1,713
Kazakhstan	2	322
Netherlands	3	921
Poland	2	744
Portugal	3	933
Romania	1	402
Russia	8	2,101
Spain	9	2,359
Switzerland	3	620

Total Europe	108	25,840

United Kingdom and Ireland
Ireland	7	1,111
United Kingdom (England, Scotland, and Wales)	57	11,123

Total United Kingdom and Ireland	64	12,234

Total-All Countries and Territories	2,999	535,093

(1)	Includes Timeshare products that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

Descriptions of our Brands

North American Full-Service Segment, North American Limited-Service Segment,

and International Segment Lodging Products

Marriott Hotels & Resorts is our global flagship brand, primarily serving business and leisure upper-upscale travelers and meeting groups. Marriott properties are located in downtown, urban, and suburban areas, near airports, and at resort locations. Marriott inspires your best performance during travel, engineering an experience with the services and human touches that help you achieve and revive.

Typically, properties contain from 300 to 700 well-appointed rooms, the Revive® bedding package, in-room high-speed Internet access, swimming pools, convention and banquet facilities, destination-driven restaurants and lounges, room service, concierge lounges, wireless Internet access in public places, and parking facilities. Sixteen properties have over 1,000 rooms. Many resort properties have additional recreational and entertainment facilities, such as tennis courts, golf courses, additional restaurants and lounges, and spa facilities. New and renovated properties typically reflect the new Marriott guest room which features contemporary residential design, warm colors, rich woods and architectural detail, flat-screen high-definition televisions, “plug and play” technology, and bathrooms reflecting spa-like luxury. At year-end 2007, there were 469 Marriott Hotels & Resorts properties (168,536 rooms), not including JW Marriott Hotels & Resorts or Marriott Conference Centers.

JW Marriott Hotels & Resorts is the Marriott brand’s collection of luxurious properties and resorts that cater to accomplished, discerning travelers seeking an elegant environment and personal service. At year-end 2007 there were 38 properties (16,532 rooms) primarily located in gateway cities and upscale locations throughout the world. JW Marriott Resorts offer attentive service and exceptional amenities, many with world-class golf and spa facilities. In addition to the features found in a typical Marriott full-service property, the facilities and amenities at JW Marriott Hotels & Resorts properties normally include larger guest rooms, higher end décor and furnishings, upgraded in-room amenities, upgraded business centers and fitness centers, and 24-hour room service.

At year-end 2007, there were 13 Marriott Conference Centers (3,476 rooms) throughout the United States. Some of the centers are used exclusively by employees of sponsoring organizations, while others are marketed to outside meeting groups and individuals. In addition to the features found in a typical Marriott full-service property, the centers typically include expanded meeting room space, banquet and dining facilities, and recreational facilities.

Marriott Hotels & Resorts, JW Marriott Hotels & Resorts, and Marriott Conference Centers Geographic Distribution at Year-end 2007	Properties
United States (42 states and the District of Columbia)	342	(136,348 rooms	)

Non-U.S. (49 countries and territories)
Americas	39
Continental Europe	37
United Kingdom and Ireland	50
Asia	29
Middle East and Africa	18
Australia	5

Total Non-U.S.	178	(52,196 rooms	)

Renaissance Hotels & Resorts is a distinctive and global quality-tier full-service brand that targets individual business and leisure travelers and group meetings seeking to discover stylish and personalized environments. Renaissance helps keep life on the road interesting with “Savvy Services,” and touches like destination restaurants and stylish designs that help guests enjoy access to new, ever-changing experiences on and off property.

Renaissance Hotels & Resorts properties are generally located at downtown locations in major cities, in suburban office parks, near major gateway airports, and in destination resorts. Most properties contain from 300 to 500 rooms. Renaissance properties and services typically feature distinctive décor, in-room high-speed Internet access, restaurants and lounges, room service, swimming pools, gift shops, concierge lounges, and meeting and banquet facilities. New and renovated properties typically reflect the new Renaissance guest room that blends fashion and provocative design with local touches. Rooms also feature sophisticated lighting, architectural detail, flat-screen high-definition televisions, and “plug and play” technology. Resort properties typically have additional recreational and entertainment facilities and services, including golf courses, tennis courts, water sports, additional restaurants, and spa facilities. At year-end 2007, there were 141 Renaissance Hotels & Resorts properties (48,934 rooms), including one Renaissance ClubSport property (175 rooms).

Renaissance Hotels & Resorts Geographic Distribution at Year-end 2007	Properties
United States (26 states and the District of Columbia)	71	(26,117 rooms	)

Non-U.S. (30 countries and territories)
Americas	8
Continental Europe	30
United Kingdom	5
Asia	22
Middle East and Africa	5

Total Non-U.S.	70	(22,817 rooms	)

Courtyard is our upper-moderate price select-service hotel product aimed primarily at transient business travel. Courtyard hotels maintain a residential atmosphere and typically contain 90 to 150 rooms in suburban locales and 140 to 340 rooms in downtown domestic and international locales. Well-landscaped grounds typically include a courtyard with a pool and social areas. Hotels feature functionally designed quality guest rooms and meeting rooms, free in-room and lobby high-speed Internet access (in North America), limited restaurant facilities, a swimming pool, an exercise room, and The Market (a self-serve food store open 24 hours a day). The operating systems developed for these hotels allow Courtyard to be price-competitive while providing better value through superior facilities and guest service. At year-end 2007, there were 767 Courtyards (110,780 rooms) operating in 29 countries and territories.

Courtyard Geographic Distribution at Year-end 2007	Properties
United States (47 states and the District of Columbia)	693	(96,759 rooms	)

Non-U.S. (28 countries and territories)
Americas	30
Continental Europe	31
Asia	7
Middle East and Africa	3
Australia	3

Total Non-U.S.	74	(14,021 rooms	)

Fairfield Inn is our hotel brand that competes in the lower-moderate price tier and is primarily aimed at value-conscious individual business travelers. Fairfield Inn (which includes Fairfield Inn & Suites) offers free in-room and lobby high-speed Internet access, a swimming pool, complimentary “Early EatsTM” continental breakfast and free local phone calls. A typical Fairfield Inn or Fairfield Inn & Suites property has 60 to 140 rooms in suburban locations and up to 200 rooms in urban destinations. At year-end 2007, there were 334 Fairfield Inn properties and 203 Fairfield Inn & Suites properties (537 hotels total), operating in the United States, Canada, and Mexico.

Fairfield Inn and Fairfield Inn & Suites Geographic Distribution at Year-end 2007	Properties
United States (47 states)	529	(46,930 rooms	)

Non-U.S. Americas (Canada and Mexico)	8	(947 rooms	)

SpringHill Suites is our all-suite brand in the upper-moderate-price tier primarily targeting business travelers. SpringHill Suites properties typically have 90 to 165 studio suites that are more spacious than a typical hotel guest room. The brand offers a broad range of amenities, including free in-room and lobby high-speed Internet access, The Market (a self-serve food store open 24 hours a day), complimentary “Suite Seasons®” hot breakfast buffet, exercise facilities, and a swimming pool. There were 177 properties (20,569 rooms) located in the United States and Canada at year-end 2007.

Residence Inn is North America’s leading extended-stay brand. For today’s marathon business traveler, Residence Inn allows guests on long-term trips to experience all the comforts of home while traveling so that they can ‘Thrive on Long Stays’ in a particular location. Residence Inn provides connectivity to home and office, exercise options and comfortable places to work or relax. Residence Inn also provides upscale design and style, spacious suites with full kitchens, separate sleeping areas and “real” food at social events or in suite. At year-end 2007, there were 546 Residence Inn properties (65,416 rooms) located in the United States, Canada, and Mexico.

Residence Inn Geographic Distribution at Year-end 2007	Properties
United States (47 states and the District of Columbia)	528	(62,805 rooms	)

Non-U.S. Americas (Canada and Mexico)	18	(2,611 rooms	)

TownePlace Suites is a moderately priced extended-stay hotel product that is designed to appeal to business and leisure travelers who stay for five nights or more. Designed for the self-sufficient, value-conscious traveler, each suite generally provides functional spaces for living and working, including a full kitchen and a home office. TownePlace Suites associates are trained to provide insightful local knowledge, and each hotel specializes in delivering service that helps guests settle in to the local area. Additional amenities include housekeeping services, on-site exercise facilities, an outdoor pool, 24-hour staffing, free in-room high-speed Internet access, and laundry facilities. At year-end 2007, 141 TownePlace Suites properties (14,122 rooms) were located in 37 states.

Marriott ExecuStay provides furnished corporate apartments primarily for long-term stays nationwide. ExecuStay owns no residential real estate and provides units primarily through short-term lease agreements with apartment owners and managers and franchise agreements. At year-end 2007, Marriott leased approximately 2,100 apartments and our 11 franchisees leased over 2,300 apartments. Apartments are located in 44 different markets in the United States, of which 34 are franchised.

Marriott Executive Apartments. We provide temporary housing (“Serviced Apartments”) for business executives and others who need quality accommodations outside their home country, usually for 30 or more days. Some Serviced Apartments operate under the Marriott Executive Apartments brand, which is designed specifically for the long-term international traveler. At year-end 2007, 15 Marriott Executive Apartments and three other Serviced Apartments properties (2,905 rooms total) were located in 12 countries and territories. All Marriott Executive Apartments are located outside the United States.

Luxury Segment Lodging Products

The Ritz-Carlton is a leading global luxury lifestyle brand of hotels and resorts renowned for their distinctive architecture and for the high quality level of their facilities, dining options, and exceptional personalized guest service. Most of The Ritz-Carlton hotels have 250 to 400 guest rooms and typically include meeting and banquet facilities, a variety of restaurants and lounges, a club level, gift shops, high-speed Internet access, flat-screen high-definition televisions, swimming pools, and parking facilities. Guests at most of The Ritz-Carlton resorts have access to additional recreational amenities, such as tennis courts, golf courses, and health spas.

The Ritz-Carlton Geographic Distribution at Year-end 2007 (1)	Properties
United States (16 states and the District of Columbia)	52	(13,241 rooms	)

Non-U.S. (22 countries and territories)
Americas	7
Continental Europe	8
Asia	14
Middle East and Africa	6

Total Non-U.S.	35	(10,071 rooms	)

(1)	Includes 17 home and condominium projects (1,707 units) for which we manage the related owners’ associations.

Bulgari Hotels & Resorts. Through a joint venture with jeweler and luxury goods designer Bulgari SpA we operate distinctive luxury hotel properties in prime locations under the name Bulgari Hotels & Resorts. The first property (58 rooms), the Bulgari Hotel Milano, opened in Milan, Italy, in 2004. The second property, the Bulgari Resort Bali, opened in late 2006 and includes 59 private villas, two restaurants, and comprehensive spa facilities. In November 2007, we opened two new restaurants in Tokyo, Japan, which we operate in connection with two new Bulgari retail stores. Other projects are currently in various stages of development in Europe, Asia, and North America.

Timeshare Segment Lodging Products

The Marriott Vacation Club (“MVC”) brand offers full-service villas featuring living and dining areas, one-, two-, and three-bedroom options, a full kitchen, and washer/dryer units. Customers may purchase a one-week interval or more at each resort. In 46 locations worldwide, this brand draws United States and international customers who vacation regularly with a focus on family, relaxation, and recreational activities. In the United States, in addition to other areas, MVC is located in Las Vegas, Nevada, in beach and/or golf communities in

Arizona, California, South Carolina, Florida, and Hawaii and in ski resorts in California, Colorado, and Utah. Internationally, MVC has resorts in Aruba, France, Spain, St. Thomas (U.S. Virgin Islands), the West Indies, and Thailand.

The Ritz-Carlton Club brand is a luxury-tier real estate fractional ownership and personal residence brand that combines the benefits of second-home ownership with personalized services and amenities. This brand is designed as a private club whose members have access to all Ritz-Carlton Clubs, and is offered in ski, golf, and beach destinations in the Bahamas, California, Colorado, St. Thomas (U.S. Virgin Islands), Florida, and Hawaii. Customers typically purchase three-to-five-week intervals, but may also purchase a residence outright.

Grand Residences by Marriott is an upper-quality-tier fractional ownership and personal residence brand for corporate and leisure customers. This brand is currently offering ownership in projects located in Lake Tahoe, California, Panama City, Florida, and London, England. Customers typically purchase three-to-13-week intervals.

Horizons by Marriott Vacation Club is Marriott Vacation Club’s moderately priced timeshare brand whose product offerings and customer base are currently focused on offering family vacations in entertainment communities. Horizons resorts are located in Orlando, Florida and Branson, Missouri. Customers may purchase a one-week interval or more at each resort.

We expect that our long-term timeshare growth will reflect opportunities presented by various third-party business structures, as well as a continued focus on our core and predominantly wholly owned Marriott Vacation Club brand. We also anticipate that residential and fractional products, especially of the luxury The Ritz-Carlton Club brand, will offer the fastest growth opportunity over the short-term within the Timeshare segment.

The Timeshare segment’s owner base continues to expand, with approximately 371,000 owners at year-end 2007, compared to approximately 343,000 at year-end 2006.

Timeshare (all brands) Geographic Distribution at Year-end 2007	Resorts	Units
Continental United States	43	8,572
Hawaii	5	1,544
Caribbean	7	993
Europe	5	932
Asia	1	144

Total	61	12,185

New Lodging Products

Nickelodeon Resorts by Marriott. In May 2007, we announced our new brand of family-friendly resorts and spas, “Nickelodeon Resorts by Marriott.” These upscale, self-contained resorts are expected to feature Nickelodeon signature activities, state-of-the-art pools, water parks, entertainment starring Nickelodeon’s characters such as Dora the Explorer and SpongeBob SquarePants, and spas for adults and kids. Projects are in various stages of development in the United States, and we expect to open the first property in San Diego in 2010. Other potential resort locations being considered for development include major family-oriented destinations in the United States, Caribbean and Mexican resort areas, the United Kingdom and Europe, Asia, Australia, and the Middle East.

Edition. In June 2007, we announced that we had joined forces with hotel innovator Ian Schrager to create next-generation lifestyle boutique hotels. Edition combines a personal, intimate, individualized, and unique lodging experience on a global scale. These new lifestyle boutique hotels attempt to push the boundaries, break new ground, and take the hotel industry to a new level. Plans include building and operating up to 100 distinct hotels around the world.

Other Activities

Marriott Golf manages 44 golf course facilities as part of our management of hotels and for other golf course owners.

We operate 14 systemwide hotel reservation centers, eight in the United States and Canada and six in other countries and territories, which handle reservation requests for our lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and lease the others.

Additionally, we focus on increasing value for the consumer and “selling the way the customer wants to buy.” Our Look No Further® Best Rate Guarantee, which assures customers that they won’t find cheaper rates than those available through our telephone reservation system, our Web site or any other Marriott reservation channel, our strong Marriott Rewards loyalty program, and our information-rich and easy-to-use www.Marriott.com Web site all encourage customers to make reservations using the Marriott Web site. Our reservation system manages and controls inventory availability and pricing set by our hotels, and allows us to utilize online and offline agents where cost effective. With almost 3,000 hotels economies of scale enable us to minimize costs per occupied room, drive profits for our owners, and maximize our fee revenue.

Our Architecture and Construction (“A&C”) division provides design, development, construction, refurbishment, and procurement services to owners and franchisees of lodging properties on a voluntary basis outside the scope of and separate from our management or franchise contracts. Similar to third-party contractors, A&C provides these services for owners and franchisees of Marriott-branded properties on a fee basis.

Competition

We encounter strong competition both as a lodging operator and as a franchisor. We believe that by operating a number of hotels among our brands, we stay in direct touch with customers and react to changes in the marketplace more quickly than chains that rely exclusively on franchising. There are approximately 770 lodging management companies in the United States, including several that operate more than 100 properties. These operators are primarily private management firms, but also include several large national chains that own and operate their own hotels and also franchise their brands. Our management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

Affiliation with a national or regional brand is prevalent in the U.S. lodging industry. In 2007, approximately two-thirds of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is fairly concentrated, with the six largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.

Outside the United States, branding is much less prevalent and most markets are served primarily by independent operators, although branding is more common for new hotel development. We believe that chain affiliation will increase in overseas markets as local economies grow, trade barriers are reduced, international travel accelerates and hotel owners seek the economies of centralized reservation systems and marketing programs.

Based on lodging industry data, we have a 9 percent share of the U.S. hotel market (based on number of rooms) and we estimate less than a 1 percent share of the lodging market outside the United States. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation because our hotels typically generate higher occupancies and Revenue per Available Room (“RevPAR”) than direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong customer preference. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems and our emphasis on guest service and satisfaction are contributing factors across all of our brands.

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

While service excellence is Marriott’s hallmark, we continually look for new ways to delight our guests. Currently, we are focused on elevating the Marriott experience beyond that of a traditional hotel stay to a total guest experience that encompasses exceptional style, personal luxury, and superior service. This approach to hospitality, “The New Look and Feel of Marriott Now,” is influenced by the world’s foremost innovations in design, technology, culinary expertise, service, and comfort. This evolution can be seen across all of our brands, in new and stylish hotel designs, luxurious bedding, exotic destinations, world-class spas and fitness centers, and inspired cuisine. Each brand, from luxury to moderately priced, will be more upscale and attuned to customer needs than ever before.

Our At Your Service® program focuses on the total guest experience from point of reservation to checkout. As part of the pre-arrival planning service, guests receive a personalized email prior to check-in that includes local transportation, weather, and restaurant information, as well as directions and maps. At a growing number of hotels and resorts, service has been expanded to include a “virtual concierge.” Guests are able to reserve spa treatments, room service for delivery upon arrival, and other amenities specific to each property. Guests may also request complimentary amenities such as extra pillows, miniature refrigerators, and early check-in or late checkout. We have also streamlined the travel planning and booking process with the addition of Marriott Flexrez to At Your Service. In addition to booking hotel rooms on www.Marriott.com, our online customers can now find competitive airfare and car rental rates there as well.

The vacation ownership industry is one of the fastest growing segments in hospitality and is comprised of a number of highly competitive companies including several branded hotel companies. Since entering the timeshare industry over 20 years ago, we have become a recognized leader in vacation ownership worldwide. Competition in the timeshare interval, fractional, and residential business is based primarily on the quality and location of timeshare resorts, trust in the brand, the pricing of product offerings, and the availability of program benefits, such as exchange programs. We believe that our focus on offering distinct vacation experiences, combined with our financial strength, diverse market presence, strong brands, and well-maintained properties, will enable us to remain competitive. Approximately 40 percent of our timeshare ownership resort sales come from additional purchases by or referrals from existing owners.

Marriott Rewards is a frequent guest program with over 28 million members and nine participating Marriott brands. The Marriott Rewards program yields repeat guest business by rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 29 participating airline programs. We believe that Marriott Rewards generates substantial repeat business that might otherwise go to competing hotels. In 2007, over 50 percent of our room nights were purchased by Marriott Rewards members. In addition, the ability of timeshare owners to convert unused intervals into Marriott Rewards points enhances the competitive position of our timeshare brand.

Discontinued Operations

Synthetic Fuel

Our synthetic fuel operation consisted of four coal-based synthetic fuel production facilities (the “Facilities”). Because tax credits under Section 45K of the IRC are not available for the production and sale of synthetic fuel produced from coal after calendar year-end 2007, and because high oil prices during 2007 will result in the phase-out of a significant portion of the tax credits available for synthetic fuel produced and sold in 2007, on November 3, 2007, we shut down the Facilities and permanently ceased production of synthetic fuel. Accordingly, we now report this business segment as a discontinued operation. The book value of the Facilities was zero at year-end 2007, as the Facilities have been transferred to third parties. Under the site leases for the Facilities, we were required to restore the leased premises to substantially the condition the premises were in when the leases were originally executed. However, we executed agreements with the lessors of the sites pursuant to which we transferred the Facilities to the lessors in exchange for the release of our obligations to restore the leased premises to their original conditions. Costs associated with shutting down the synthetic fuel operation and transferring the Facilities to the site lessors were not material.

Employee Relations

At year-end 2007, we had approximately 151,000 employees, approximately 8,700 of which were represented by labor unions. We believe relations with our employees are positive.

Environmental Compliance

Our compliance with laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.

Internet Address and Company SEC Filings

Our Internet address is www.Marriott.com. On the investor relations portion of our Web site, www.Marriott.com/investor, we provide a link to our electronic SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing. The information found on our Web site is not part of this or any other report we file with or furnish to the United States Securities and Exchange Commission (the “SEC”).

Item 1A.	Risk Factors.

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

Lodging Industry Risks

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

We are subject to the range of operating risks common to the hotel, timeshare, and corporate apartment industries. The profitability of the hotels, vacation timeshare resorts, and corporate apartments that we operate or franchise may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms, timeshare interval, fractional ownership and residential products, and apartments;

(2)	international, national, and regional economic and geopolitical conditions;

(3)	the impact of war, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats;

(4)	the desirability of particular locations and changes in travel patterns;

(5)	travelers’ fears of exposure to contagious diseases, such as Avian Flu and Severe Acute Respiratory Syndrome (“SARS”);

(6)	the occurrence of natural disasters, such as earthquakes, tsunamis, and hurricanes;

(7)	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures, and costs;

(8)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

(9)	regional and national development of competing properties;

(10)	increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business, including recent increases in energy costs; and

(11)	organized labor activities, which could cause the diversion of business from hotels involved in labor negotiations, loss of group business, and/or increased labor costs.

Any one or more of these factors could limit or reduce the demand or the prices we are able to obtain for hotel rooms, timeshare units, residential units, and corporate apartments or could increase our costs and therefore reduce the profit of our lodging businesses. Reduced demand for hotels could also give rise to losses under loans, guarantees, and minority equity investments that we have made in connection with hotels that we manage. Even where such factors do not reduce demand, our profit margins may suffer if we are unable to fully recover increased operating costs from our customers.

The uncertain environment in the lodging industry will continue to impact our financial results and growth. Both the Company and the lodging industry were hurt by several events occurring over the last several years, including the global economic downturn, the terrorist attacks on New York and Washington in September 2001, the global outbreak of SARS in 2003, and military action in Iraq. Although by 2007 both the lodging and travel industries had recovered from the depressed levels during those years, recent concerns over the possibility of an economic slowdown have left it unclear whether the recent growth environment will continue. Accordingly, our financial results and growth could be harmed if the industry recovery stalls or is reversed.

Operational Risks

Our new branded hotel products may not be successful. We recently announced two new branded hotel products, Nickelodeon Resorts by Marriott® and Edition, and may launch additional branded hotel products in the future. We cannot assure that these brands will be accepted by hotel owners, potential franchisees, or the traveling public, that we will recover the costs we incurred in developing the brands, or that the brands will be successful. In addition, each of these new brands involves cooperation and/or consultation with a third party, including some shared control over product design and development, sales and marketing and brand standards. Disagreements between us and these third parties regarding areas of consultation or shared control could slow the development of these new brands and/or impair Marriott’s ability to take actions it believes to be advisable for the success and profitability of such brands.

Our lodging operations are subject to international, national, and regional conditions. Because we conduct our business on a national and international platform, our activities are susceptible to changes in the performance of regional and global economies. In recent years, our business was hurt by decreases in travel resulting from recent economic conditions, the military action in Iraq, and the heightened travel security measures that have resulted from the threat of further terrorism. Our future economic performance is similarly subject to the uncertain economic environment in the United States and other regions, the resulting unknown pace of business travel, and the occurrence of any future incidents in the countries where we operate.

Risks relating to natural disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes and other natural disasters, and the spread of contagious diseases, such as Avian Flu and SARS, in locations where we own, manage or franchise significant properties, and areas of the world from which we draw a large number of customers can cause a decline in the level of business and leisure travel and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty can have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms, timeshare units, and corporate apartments or limit the prices that we are able to obtain for them, both of which could adversely affect our profits.

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

Damage to or other potential losses involving properties that we own, manage or franchise may not be covered by insurance. We have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary. Market forces beyond our control may nonetheless limit the scope of insurance coverage that we can obtain and our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of hotel owners or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt, or other financial obligations related to the property.

Development and Financing Risks

Our growth strategy depends upon third-party owners/operators, and future arrangements with these third parties may be less favorable. Our present growth strategy for development of additional lodging facilities entails entering into and maintaining various arrangements with property owners. The terms of our management agreements, franchise agreements, and leases for each of our lodging facilities are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.

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

Further volatility in the credit markets could adversely impact our ability to sell the loans that our Timeshare business generates. Our Timeshare business provides financing to purchasers of our timeshare and fractional properties, and we periodically sell interests in those loans in the securities markets. While we do not believe that recent volatility in the credit markets will prevent us from continuing to sell those notes on attractive terms, further volatility could cause future sale terms to be materially less favorable to us or prevent us from selling our timeshare notes entirely, which in turn would reduce future gains and could result in increased borrowings to provide capital to replace anticipated proceeds from such sales.

Our development activities expose us to project cost, completion, and resale risks. We develop new hotel, timeshare interval, fractional ownership, and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. Our involvement in the development of properties presents a number of risks, including that: (1) construction delays, cost overruns, or so called “Acts of God” such as earthquakes, hurricanes, floods or fires may increase overall project costs or result in project cancellations; (2) we may be unable to recover development costs we incur for projects that are not pursued to completion; (3) conditions within capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or development of future properties; and (4) properties that we develop could become less attractive due to changes in mortgage rates, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate.

Development activities that involve our co-investment with third parties may result in disputes that could increase project costs, impair project operations, or increase project completion risks. Partnerships, joint ventures, and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. Although we actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, actions by another investor may present additional risks of project delay, increased project costs, or operational difficulties following project completion.

Risks associated with development and sale of residential properties that are associated with our lodging and timeshare properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, through minority interests and/or licensing fees, in the development and sale of residential properties associated with our brands, including luxury residences, and condominiums under our Ritz-Carlton and Marriott brands. Such projects pose additional risks beyond those generally associated with our lodging and timeshare businesses, which may reduce our profits or compromise our brand equity, including the following:

•

Decreases in residential real estate and vacation home prices or demand generally, which have historically been cyclical, could reduce our profits or even result in losses on residential sales, result in significant carrying costs if the pace of sales is slower than we anticipate, or make it more difficult to convince future hotel development partners of the value added by our brands;

•

Increases in interest rates, reductions in mortgage availability, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay; and

•	Residential construction may be subject to warranty and liability claims, and the costs of resolving such claims may be significant.

Technology, Information Protection, and Privacy Risks

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

Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation and/or subject us to costs, fines or lawsuits. Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers as they are entered into, processed by, summarized by, and reported by our various information systems. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is not accurate or complete we could make faulty decisions. Our customers also have a high expectation that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the U.S. and other international jurisdictions in which we operate. A significant theft, loss or fraudulent use of customer, employee or company data could adversely impact our reputation and could result in remedial and other expenses, fines and litigation.

Changes in privacy law could adversely affect our ability to market our products effectively. Our Timeshare segment, and to a lesser extent our other lodging segments, rely on a variety of direct marketing techniques, including telemarketing, email marketing, and postal mailings. Any further restrictions in laws such as the Telemarketing Sales Rule, CANSPAM Act, and various U.S. state laws, or new federal laws, regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of telemarketing, email, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of timeshare units and other products. We also obtain access to potential customers from travel service providers or other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If the acquisition of these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.

Other Risks

If we cannot attract and retain talented associates our business could suffer. We compete with other companies both within and outside of our industry for talented personnel. If we are not able to recruit, train, develop and retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency or internal control failures. Insufficient numbers of talented associates could also limit our ability to grow and expand our businesses.

Delaware law and our governing corporate documents contain, and our board of directors could implement, anti-takeover provisions that could deter takeover attempts. Under the Delaware business combination statute, a stockholder holding 15 percent or more of our outstanding voting stock could not acquire us without board of director’s consent for at least three years after the date the stockholder first held 15 percent or more of the voting stock. Our governing corporate documents also, among other things, require supermajority votes in connection with mergers and similar transactions. In addition, our Board of Directors could, without stockholder approval, implement other anti-takeover defenses, such as a stockholder rights plan to replace the existing stockholder’s rights plan that will expire in March 2008 and which we do not presently plan to renew.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Company-operated properties are described in Part I, Item 1, “Business,” earlier in this report. We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. Most of our regional offices and reservation centers, both domestically and internationally, are located in leased facilities. We also lease space in six office buildings with combined space of approximately 1.3 million square feet in Maryland and Florida where our corporate, Ritz-Carlton, and Marriott Vacation Club International headquarters are located.

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

The range of prices of our common stock and dividends declared per share for each quarterly period within the last two years are as follows:

		Stock Price		Dividends Declared Per Share
		High	Low
2006	First Quarter	$35.35	$32.32	$0.0525
	Second Quarter	38.38	34.20	0.0625
	Third Quarter	38.44	34.30	0.0625
	Fourth Quarter	48.31	37.19	0.0625

		Stock Price		Dividends Declared Per Share
		High	Low
2007	First Quarter	$51.50	$44.79	$0.0625
	Second Quarter	52.00	43.90	0.0750
	Third Quarter	48.85	39.70	0.0750
	Fourth Quarter	45.10	31.34	0.0750

At January 25, 2008, there were 354,043,159 shares of Class A Common Stock outstanding held by 48,288 shareholders of record. Our Class A Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. The year-end closing price for our stock was $34.12 on December 28, 2007, and $47.72 on December 29, 2006. All prices are reported on the consolidated transaction reporting system.

Fourth Quarter 2007 Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 8, 2007-October 5, 2007	1.9	$42.97	1.9	43.4
October 6, 2007-November 2, 2007	4.6	40.50	4.6	38.8
November 3, 2007-November 30, 2007	0.9	36.72	0.9	37.9
December 1, 2007-December 28, 2007	4.7	34.12	4.7	33.2

(1)

On August 2, 2007, we announced that our Board of Directors increased, by 40 million shares, the authorization to repurchase our Class A Common Stock for a total outstanding authorization of approximately 51 million shares on that date. We repurchase shares in the open market and in privately negotiated transactions.

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

	Fiscal Year (1)
($ in millions, except per share data)	2007	2006	2005	2004	2003	2002	2001	2000
Income Statement Data:
Revenues (2)	$12,990	$11,995	$11,129	$9,778	$8,712	$8,222	$7,768	$7,911

Operating income (2)	$1,188	$1,087	$699	$575	$481	$455	$420	$762

Income from continuing operations	$697	$712	$543	$487	$380	$365	$269	$490
Cumulative effect of change in accounting principle (3)	—	(109)	—	—	—	—	—	—
Discontinued operations (4)	(1)	5	126	109	122	(88)	(33)	(11)

Net income	$696	$608	$669	$596	$502	$277	$236	$479

Per Share Data:
Diluted earnings per share from continuing operations	$1.75	$1.65	$1.17	$1.01	$0.77	$0.72	$0.52	$0.96
Diluted loss per share from cumulative effect of accounting change	—	(0.25)	—	—	—	—	—	—
Diluted earnings (loss) per share from discontinued operations	—	0.01	0.28	0.23	0.25	(0.17)	(0.06)	(0.02)

Diluted earnings per share	$1.75	$1.41	$1.45	$1.24	$1.02	$0.55	$0.46	$0.94

Cash dividends declared per share	$0.2875	$0.2400	$0.2000	$0.1650	$0.1475	$0.1375	$0.1275	$0.1175

Balance Sheet Data (at end of year):
Total assets	$8,942	$8,588	$8,530	$8,668	$8,177	$8,296	$9,107	$8,237
Long-term debt (2)	2,790	1,818	1,681	836	1,391	1,553	2,708	1,908
Shareholders’ equity	1,429	2,618	3,252	4,081	3,838	3,573	3,478	3,267
Other Data:
Base management fees (2)	$620	$553	$497	$435	$388	$379	$372	$383
Franchise fees (2)	439	390	329	296	245	232	220	208
Incentive management fees (2)	369	281	201	142	109	162	202	316

Total fees	$1,428	$1,224	$1,027	$873	$742	$773	$794	$907

Fee Revenue-Source:
North America (5)	$1,115	$955	$809	$682	$592	$626	$664	$779
Outside North America	313	269	218	191	150	147	130	128

Total fees	$1,428	$1,224	$1,027	$873	$742	$773	$794	$907

(1)	All fiscal years included 52 weeks, except for 2002, which included 53 weeks.
(2)	Balances do not reflect the impact of discontinued operations.
(3)

We adopted Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions,” in our 2006 first quarter which we reported in our Consolidated Statements of Income as a cumulative effect of change in accounting principle.

(4)

In 2002, we announced our intent to sell, and subsequently did sell, our Senior Living Services business and exited our Distribution Services business. In 2007, we exited our synthetic fuel business. These businesses are now reflected as discontinued operations.

(5)	Includes the continental United States and Canada.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS AND OVERVIEW

We are a worldwide operator and franchisor of 2,999 properties (535,093 rooms) and related facilities. The figures in the preceding sentence are as of year-end 2007 and include 21 home and condominium projects (1,916 units) for which we manage the related owners’ associations. In addition, we provided 2,156 furnished corporate housing rental units, which are not included in the totals.

Our operations are grouped into five business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, Luxury Lodging, and Timeshare. We operate, develop, and franchise under 19 separate brand names in 68 countries and territories.

We earn base, incentive, and franchise fees based upon the terms of our management and franchise agreements. Revenues are also generated from the following sources associated with our Timeshare segment: (1) selling timeshare interval, fractional ownership, and residential properties; (2) operating the resorts and residential properties; and (3) financing customer purchases of timesharing intervals. We earn revenues from the limited number of hotels we own or lease. Finally, we earn fees in association with affinity card endorsements and the sale of branded residential real estate.

We sell residential real estate in conjunction with luxury hotel development (Ritz-Carlton-Residential) and Timeshare segment projects (Ritz-Carlton Club-Residential and Grand Residences by Marriott-Residential). Our Timeshare segment residential projects are typically opened over time with limited inventory available at any one time. Residences developed in conjunction with hotels are typically constructed and sold by hotel owners with limited amounts, if any, of our capital at risk. While the worldwide residential market is very large, the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make our residential products distinctive.

Generally, lodging demand remained strong through 2007, driven by continued strength associated with worldwide business travel. In general, luxury, international, and full-service properties experienced stronger demand than limited-service properties. Strong demand enabled us to increase rates at the property level, which resulted in solid year-over-year RevPAR increases. Revenue mix improvement is a function of the strong demand environment and results as some less profitable business is limited in favor of more profitable business, such as fewer discounted leisure packages in favor of more corporate business. This strategy of shifting business to higher rated tiers, yielded strong year-over-year average daily rate growth and only modest occupancy declines. In addition, group rates continue to increase as business negotiated in earlier years at lower rates is replaced with business negotiated at higher rates.

Demand for our brands is strong in many markets around the world. For our North American comparable properties, RevPAR increases in 2007, as compared to the year-ago period, were particularly strong in Dallas, New York City, Los Angeles, and San Francisco. Internationally, 2007 RevPAR increases as compared to the prior year were particularly strong in Central and South East Asia, South America, the Middle East, and Eastern Europe.

Our approach to improving property-level and above-property productivity has benefited our profitability, as well as that of owners and franchisees. Driving room rate improvement, benchmarking successful performance, and leveraging our size have all contributed to property-level margin improvements and higher incentive management fees to us. We continue to enhance the appeal of our proprietary Web site, www.Marriott.com, through functionality and service improvements, and we continue to capture an increasing proportion of property-level reservations via this cost-efficient channel.

Our brands are strong as a result of superior customer service with an emphasis on guest and associate satisfaction, the worldwide presence and quality of our brands, our Marriott Rewards loyalty program, an information-rich and easy-to-use Web site, a multi-channel central reservations system, and desirable property amenities. We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs and enhanced amenities and technology offerings.

In 2007, we announced our agreement with the Nickelodeon division of Viacom, Inc. and Miller Global Properties, LLC to co-develop a new lodging resort brand and concept for travelers seeking fun and adventure, “Nickelodeon Resorts by Marriott.” Also during 2007, we announced our agreement with Ian Schrager to create a global boutique lifestyle hotel brand “Edition” on a large scale.

See Part I, Item 1A., “Risk Factors,” of this report for important information regarding forward-looking statements made in this report and risks and uncertainties that the Company faces.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for 2007, 2006, and 2005.

Continuing Operations

Revenues

2007 Compared to 2006

Revenues increased by $995 million (8 percent) to $12,990 million in 2007 from $11,995 million in 2006, as a result of stronger demand for hotel rooms worldwide, which allowed us to increase room rates and favorable exchange rates worldwide. Base management and franchise fees increased by $116 million as a result of stronger RevPAR and unit growth, as we opened 203 properties (29,200 rooms) throughout 2007. In 2006, we recognized $5 million of base management fees that were calculated based on prior periods’ results, but not earned and due until 2006, versus no similar fees in 2007. Incentive management fees increased by $88 million due to stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. Incentive management fees included $17 million and $10 million for 2007 and 2006, respectively, that were calculated based on prior periods’ results, but not earned and due until the periods in which they were recognized. Furthermore, incentive management fees for 2007 included $13 million and base management fees for 2007 included $6 million of business interruption insurance proceeds associated with hurricanes in prior years compared to $1 million of business interruption insurance proceeds received in 2006. Stronger catering, food and beverage, spa, and other profits also drove property-level margins higher. Year-over-year RevPAR increases were driven primarily by rate increases.

Timeshare sales and services revenue increased by $170 million (11 percent) in 2007 over the prior year. The increase largely reflected development revenue increases over the prior year as some newer projects reached revenue recognition thresholds. In 2006, some projects were in the early stages of development and did not reach revenue recognition thresholds until 2007. The increase in revenue also reflects increased services and financing revenue.

Owned, leased, corporate housing and other revenue increased by $121 million (11 percent). The increase largely reflected stronger RevPAR and the mix of owned and leased properties in 2007, as compared to 2006, and to a lesser extent, higher fees associated with affinity card endorsements and the sale of branded residential real estate, offset by the recognition of $19 million of hotel management and franchise agreement termination fees in 2007, as compared to the recognition of $26 million of such fees in 2006.

The $995 million increase in total revenue includes $500 million of increased cost reimbursements revenue, to $8,575 million in 2007 from $8,075 million in the prior year. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon the costs incurred with no added markup, this revenue and related expense have no impact on either our operating income or net income. The increase in reimbursed costs is primarily attributable to wage increases, sales growth, and the growth in the number of properties we manage. We added 15 managed properties (4,870 rooms) and 138 franchised properties (15,963 rooms) to our system in 2007, net of properties exiting the system.

2006 Compared to 2005

Revenues increased by $866 million (8 percent) to $11,995 million in 2006 from $11,129 million in 2005, as a result of stronger demand for hotel rooms worldwide. Base management and franchise fees increased by $117 million as a result of stronger RevPAR and unit growth. In 2006, we recognized $5 million of base management fees that were calculated based on prior periods’ results, but not earned and due until 2006. Incentive management fees increased by $80 million due to stronger RevPAR and property-level margin improvements associated with room rate increases and productivity improvements. Incentive management fees include $10 million and $14 million for 2006 and 2005, respectively, that were calculated based on prior periods’ earnings but not earned and due until the periods in which they were recognized. Stronger catering, food and beverage, spa, and other profits also drove property-level margins higher. Year-over-year RevPAR increases were driven primarily by rate increases. Owned and leased revenue increased significantly, primarily as a result of our purchase, early in the second half of 2005, of 13 formerly managed properties from CTF Holdings Ltd. (“CTF”). See Footnote No. 8, “Acquisitions and Dispositions,” later in this report for a detailed description of the CTF transaction. As planned, eight of the CTF properties were sold during 2006: one property was sold in the first quarter; five properties were sold in the second quarter; and two properties were sold in the third quarter.

Timeshare sales and services revenue increased by $90 million (6 percent) over the prior year. The increase largely reflects $77 million of revenue in 2006 from note securitization gains. As detailed later in the “Cumulative Effect of Change in Accounting Principle” narrative, note securitization gains of $69 million for 2005 are not reflected in revenue, but instead are a component of gains and other income. Additionally, financing and services revenue increased in 2006 versus the prior year, as did villa rental revenue. Partially offsetting these increases, development revenue declined due to projects in the early stages of development that did not reach revenue recognition thresholds and limited available inventory associated with projects that sold out or were nearing sell-out.

The $866 million increase in total revenue includes $404 million of increased cost reimbursements revenue, to $8,075 million in 2006 from $7,671 million in the prior year. The increase in reimbursed costs is primarily attributable to the growth in the number of properties we manage and to wage increases. We added 13 managed properties (4,126 rooms) and 77 franchised properties (11,286 rooms) to our system in 2006, net of properties exiting the system.

Operating Income

2007 Compared to 2006

Operating income increased by $101 million (9 percent) to $1,188 million in 2007 from $1,087 million in the prior year. The increase in operating income reflects stronger combined base management, incentive management, and franchise fees of $204 million, partially offset by higher general, administrative, and other expenses of $91 million, lower Timeshare sales and services revenue net of direct expenses of $7 million, and lower owned, leased, corporate housing, and other revenue net of direct expenses of $5 million.

The combined base management, incentive management, and franchise fees increase of $204 million reflected strong RevPAR growth, unit growth, and property-level margin improvements and favorable exchange rates worldwide. In 2006, we recognized $5 million of base management fees that were calculated based on prior periods’ results, but not earned and due until 2006, versus no similar fees in 2007. Incentive management fees included $17 million and $10 million for 2007 and 2006, respectively, that were calculated based on prior periods’ results, but not earned and due until the periods in which they were recognized. Furthermore, incentive management fees for 2007 included $13 million and base management fees included $6 million of business interruption insurance proceeds associated with hurricanes in prior years compared to $1 million of business interruption insurance proceeds received in 2006.

As compared to the year-ago period, general, administrative, and other expenses increased by $91 million (13 percent) from $677 million in 2006 to $768 million in 2007. In 2007, we incurred a $35 million charge related to excise taxes associated with the settlement of issues raised during the Internal Revenue Service and Department of Labor examination of our employee stock ownership plan (“ESOP”) feature of our Employees’ Profit Sharing, Retirement and Savings Plan and Trust (the “Plan”). See Footnote No. 3, “Income Taxes,” for additional information on the ESOP settlement. Additionally, the increase was attributable to, among other things, increased costs related to our unit growth, development and systems improvements, increased litigation expenses, and increased other administrative costs. Also unfavorably impacting general, administrative, and other expenses, when compared to the prior year, were foreign exchange losses totaling $2 million in 2007 as compared to foreign exchange gains of $6 million in 2006 and $1 million of guarantee charges in 2007 while the year-ago period reflected $6 million of guarantee reversals. Partially offsetting the aforementioned increases were $4 million of lower hotel operating agreement performance cure payments in 2007 as compared to 2006 and a $9 million reversal in 2007 of reserves that were no longer required. Increased legal expenses in 2007 include charges associated with litigation and other legal matters. Of the $91 million increase in total general, administrative, and other expenses, an increase of $13 million was attributable to our Lodging segments and a $78 million increase was unallocated.

Timeshare sales and services revenue net of direct expenses of $350 million decreased by $7 million, as compared to the prior year, primarily reflecting flat development revenue net of product costs and marketing and selling costs and $12 million of increased financing revenue net of financing expenses, more than offset by the reversal in 2006 of $15 million reversal of contingency reserves and $4 million of lower services revenue net of services expenses. Flat development revenue net of product costs and marketing and selling costs reflected newer projects that reached reportability thresholds in 2007, offset by several other projects that were approaching sell-out. The increase in financing revenue net of financing costs primarily reflects increased accretion, interest income, and higher note sale gains in 2007, as compared to 2006.

The $5 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses reflected $19 million in hotel management and franchise agreement termination fees received in 2007, as compared to $26 million in 2006. Depreciation charges totaling $8 million were recorded in 2007 associated with one owned property that was reclassified from “held for sale” to “held and used” during 2007 as compared to depreciation charges recorded in 2006 of $7 million associated with two properties that were reclassified from “held for sale” to “held and used.” Partially offsetting the aforementioned decreases in owned, leased, corporate housing, and other revenue net of direct expenses was the favorable impact of $4 million associated with both the stronger demand environment in 2007 and the impact of the sale and purchase of several properties.

2006 Compared to 2005

Operating income increased by $388 million (56 percent) to $1,087 million in 2006 from $699 million in the prior year. The increase in 2006 is, in part, due to a combined base management, franchise, and incentive management fee increase of $197 million, reflecting stronger RevPAR growth, unit growth, and property-level margin improvements. Stronger owned, leased, corporate housing, and other revenue net of direct expenses contributed $17 million of the improvement in operating income and reflected the strong demand environment in 2006 and the impact of the CTF hotel properties acquired in 2005. The $17 million improvement in 2006 versus the prior year reflects increased owned and leased results of $20 million, a $12 million increase in hotel management and franchise agreement termination fees received and $5 million of higher other income, partially offset by $20 million of lower land lease income. Also reflected in the year-over-year change in owned and leased results are depreciation charges totaling $7 million recorded in 2006 associated with two properties that were reclassified in 2006 from “held for sale” to “held and used.” The depreciation charges totaling $7 million represented the amount that would have been recognized had the two properties been continuously classified as “held and used.”

Timeshare sales and services revenue net of direct expenses increased by $98 million (38 percent) in 2006 and largely reflects $77 million of revenue in 2006 from note securitization gains. As noted earlier in the “Revenue” discussion, note securitization gains of $69 million for 2005 are not reflected in revenue, but instead are a component of gains and other income. Also reflected in the $98 million favorable variance, development revenue net of expenses increased by $14 million and financing, services and other revenue net of expenses increased by $7 million. Increased development revenue net of expenses primarily reflects lower development expenses associated with projects in 2006 in the early stages of development that did not reach revenue recognition thresholds and the timing of expenses associated with Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”), implemented in 2006. Increased financing, services and other revenue net of expenses reflects a $15 million reversal of marketing related contingency reserves in 2006.

As compared to the year-ago period, general, administrative, and other expenses decreased by $76 million (10 percent) to $677 million in 2006 from $753 million in 2005. In 2005, we incurred general, administrative, and other expenses of $94 million primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of management agreements resulting from the CTF transaction. We also incurred general, administrative, and other expenses of $30 million in 2005 associated with our bedding incentive program. We implemented the bedding incentive program in the 2005 second quarter to help ensure that guests could enjoy the comfort and luxury of our new bedding by year-end 2005. Further impacting general, administrative, and other expenses, 2005 reflected hotel operating agreement performance cure payments of $15 million versus a $6 million similar payment in 2006, and 2005 also reflected $9 million of guarantee charges associated with three properties versus the reversal of an additional $5 million of guarantee charges in 2006. Additionally, impacting the year-over-year general, administrative, and other expenses variance were foreign exchange gains totaling $6 million in 2006 as compared to losses of $5 million in 2005. Also impacting the year-over-year change in general, administrative, and other expenses, an additional $22 million reflects unit growth, systems improvements, higher program and joint venture development expenses, and customary increases in ordinary costs such as wages and benefits. Development expenses and deferred compensation expenses were higher in 2006 by $15 million and $5 million, respectively. As noted under the heading “New Accounting Standards” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” section of our 2006 Form 10-K, we adopted a new accounting standard in 2006 associated with share-based compensation. This new standard resulted in incremental general, administrative, and other expenses of $39 million versus 2005, primarily impacting the unallocated portion of our general, administrative, and other expenses. Of the $76 million decrease in total general, administrative, and other expenses, a decrease of $124 million was attributable to our Lodging segments and a $48 million increase was unallocated.

Gains and Other Income (Expense)

The table below shows our gains and other income for fiscal years 2007, 2006, and 2005:

($ in millions)	2007	2006	2005
Timeshare note sale gains	$—	$—	$69
Gains on sales of real estate and other	39	26	34
Loss on expected land sale	—	(37)	—
Other note sale/repayment gains	1	2	25
Gains on forgiveness of debt	12	—	—
Gain on sale/income on redemption of joint venture and other investments	31	68	7
Income from cost method joint ventures	14	15	14

	$97	$74	$149

2007 Compared to 2006

The $12 million gain on forgiveness of debt for 2007 was associated with government incentives. The loans were forgiven in recognition of our contribution to job growth and economic development. Gain on sale/income on redemption of joint venture and other investments of $31 million in 2007 reflected an $18 million gain associated with the sale of stock we held and net gains totaling $13 million on the sale of joint venture investments. Gain on sale/income on redemption of joint venture and other investments of $68 million in 2006 comprised $43 million of net gains associated with the sale of joint venture investments and the redemption of preferred stock we held in one investee which generated a gain of $25 million.

2006 Compared to 2005

Gain on sale/income on redemption of joint venture and other investments of $68 million in 2006 represents $43 million of net gains associated with the sale of joint venture and other investments and $25 million of income associated with the redemption of preferred stock we held in one investee. As further explained in the earlier “Revenues” discussion for 2006, Timeshare segment note sale gains of $77 million in 2006 are presented in the “Timeshare sales and services” revenue caption.

Interest Expense

2007 Compared to 2006

Interest expense increased by $60 million (48 percent) to $184 million for 2007 from $124 million in 2006. Of the $60 million increase over 2006, $78 million was due to: $26 million of higher interest reflecting a higher outstanding commercial paper balance, primarily due to increased share repurchases and the ESOP settlement payments, and related interest rates; $25 million of interest associated with our Series H Senior Notes issuance which occurred late in 2006 and our Series I and Series J Senior Notes issuances which occurred in 2007; a charge of $13 million in 2007 related to the ESOP settlement; charges totaling $53 million and $46 million in 2007 and 2006, respectively, relating to interest on accumulated cash inflows in advance of our cash outflows for various programs that we operate on the owners’ behalf including Marriott Rewards, gift certificates, and self-insurance programs; interest totaling $5 million associated with other additional debt; and the write off of $2 million of deferred financing costs associated with the refinancing of our revolving credit agreement in 2007. See Footnote No. 3, “Income Taxes,” for additional information on the ESOP settlement. The increase in interest on the programs we operate on behalf of the owners over the year-ago period is attributable to higher liability balances and higher interest rates. Partially offsetting the $78 million interest expense increases over 2006 was an $18 million favorable variance to last year for higher capitalized interest associated with construction projects.

2006 Compared to 2005

Interest expense increased by $18 million (17 percent) to $124 million in 2006 from $106 million in 2005. Included within interest expense for 2006 and 2005 are charges totaling $46 million and $29 million, respectively, relating to interest on accumulated cash inflows, in advance of our cash outflows for various programs that we operate on the owners’ behalf. The increase in interest on these programs over 2005 is related to higher liability balances and higher interest rates. Interest expense also increased in 2006, due to our June 2005 Series F Notes issuance, our June 2006 Series H Notes issuance, and higher commercial paper balances coupled with higher rates. Partially offsetting these increases were interest expense declines associated with the payoff, at maturity, of both our Series D Notes in April 2005 and Series B Notes in November 2005, and the exchange of our Series C and Series E Notes for lower interest rate Series G Notes in 2005.

Interest Income, Provision for Loan Losses, and Income Tax

2007 Compared to 2006

Interest income, before the provision for loan losses, decreased by $11 million (22 percent) to $38 million in 2007 from $49 million in 2006, primarily reflecting lower interest income associated with loans that have been repaid to us, partially offset by the impact associated with new loan fundings.

Loan loss provisions increased by $20 million versus the prior year primarily reflecting a $12 million charge associated with one property and a $5 million charge to write off our remaining exposure associated with our investment in a Delta Airlines, Inc. (“Delta”) lease versus loan loss reversals of $3 million in 2006. For additional information regarding the Delta lease investment write-off, see the “Investment in Leveraged Lease” caption later in this report.

Our tax provision increased by $61 million (16 percent) from a tax provision of $380 million in 2006 to a tax provision of $441 million in 2007 and reflected higher pretax income from our Lodging segments as well as a higher tax rate in 2007, primarily reflecting both increased taxes associated with our international operations and a less favorable mix of taxable earnings between countries. Increased taxes also reflect a charge for a German legislative tax change in 2007, which had a one-time impact and $6 million of taxes in 2007 associated with additional interest on the ESOP settlement. See Footnote No. 3, “Income Taxes,” for additional information on the ESOP settlement.

2006 Compared to 2005

Interest income, before the provision for loan losses, decreased by $30 million (38 percent) to $49 million in 2006 from $79 million in 2005, primarily reflecting the impact of loans repaid to us in 2005. Loan loss provisions decreased by $31 million versus the prior year reflecting the reversal of loan loss provisions totaling $3 million in 2006 compared to a charge of $17 million in 2005 due to the impairment of our Delta lease, see the “Investment in Leveraged Lease” caption later in this report for additional information and an $11 million loan loss provision in 2005 associated with one property.

Our tax provision totaled $380 million in 2006 compared to a tax provision of $284 million in 2005. The difference of $96 million is attributable to higher taxes in 2006 associated with higher pretax income from our lodging operations.

Equity in Earnings

2007 Compared to 2006

Equity in earnings increased by $12 million from $3 million in 2006 to $15 million in 2007 and reflected the mix of investments, compared to 2006, and stronger results at several joint ventures reflecting the strong lodging demand environment in 2007, for one joint venture, the reopening of a hotel, late in 2006, in Mexico, which had been closed following a hurricane in 2005 and strong demand in 2007 for our timeshare products in Hawaii.

2006 Compared to 2005

The $33 million decline from earnings of $36 million in 2005 to earnings of $3 million in 2006, attributable to our equity investments, reflected the recognition in 2005 of $30 million of equity earnings from the sale of hotels by three equity joint ventures in which we had equity interests. In addition, since 2005 we have sold several equity joint ventures.

Income from Continuing Operations

2007 Compared to 2006

Compared to 2006, income from continuing operations decreased by $15 million (2 percent) to $697 million in 2007, and diluted earnings per share from continuing operations increased by $0.10 (6 percent) to $1.75. As discussed in more detail in the preceding sections beginning with “Operating Income,” the decrease versus the prior year is due to higher general, administrative, and other expenses ($91 million), higher taxes ($61 million), higher interest expense ($60 million), higher loan loss provision ($20 million), lower interest income ($11 million), lower timeshare sales and services revenue net of direct expenses ($7 million), and lower owned, leased, corporate housing, and other revenue net of direct expenses ($5 million). Partially offsetting these unfavorable variances were higher fee income ($204 million), higher gains and other income ($23 million), higher equity investment results ($12 million), and a higher minority interest benefit ($1 million).

2006 Compared to 2005

Compared to 2005, income from continuing operations increased by $169 million (31 percent) to $712 million in 2006, and diluted earnings per share from continuing operations increased by $0.48 (41 percent) to $1.65. As discussed in more detail in the preceding sections beginning with “Operating Income,” the increase versus the prior year is due to higher fee income ($197 million), higher timeshare sales and services revenue net of direct expenses ($98 million), lower general, administrative, and other expenses ($76 million), a lower loan loss provision ($31 million), higher owned, leased, corporate housing, and other revenue net of direct expenses ($17 million), and lower minority interest expense ($2 million). Partially offsetting these favorable variances, were significantly higher taxes ($96 million), lower gains and other income ($75 million), lower equity investment results ($33 million), lower interest income ($30 million), and higher interest expense ($18 million).

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

The adoption of SOP 04-2 in 2006, which we reported as a cumulative effect of change in accounting principle in our Consolidated Statements of Income, resulted in a non-cash after-tax charge of $109 million ($0.25 per diluted share). The pretax charge totaled $173 million and comprised a $130 million inventory write-down, the establishment of a $25 million notes receivable reserve and an increase in current liabilities of $18 million.

We estimate that, for the 20-year period from 2008 through 2027, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $1.7 billion.

Business Segments

We are a diversified hospitality company with operations in five business segments:

•

North American Full-Service Lodging, which includes Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Renaissance ClubSport properties located in the continental United States and Canada;

•

North American Limited-Service Lodging, which includes Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay properties located in the continental United States and Canada;

•

International Lodging, which includes Marriott Hotels & Resorts, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Courtyard, Fairfield Inn, Residence Inn, Ramada International, and Marriott Executive Apartments properties located outside the continental United States and Canada;

•	Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts properties worldwide; and

•

Timeshare, which includes the development, marketing, operation, and sale of timeshare, fractional ownership, and residential properties worldwide under Marriott Vacation Club, The Ritz-Carlton Club, Grand Residences by Marriott, and Horizons by Marriott Vacation Club.

In addition to the segments above, in 2007 we exited the synthetic fuel business, which was formerly a separate segment but which we now report under discontinued operations.

In addition to the brands noted above, in 2007 we announced our new brand of family-friendly resorts and spas, “Nickelodeon Resorts by Marriott” and a new brand of lifestyle boutique hotels, “Edition.” At year-end 2007, no properties were yet open under either brand.

In 2006, we analyzed our internal reporting process and implemented changes in the fourth quarter that were designed to improve efficiency and, as part of this process, we evaluated the impact on segment reporting. Accordingly, we now report five operating segments, and no longer allocate indirect administrative expenses to our segments. We reflect this revised segment reporting throughout this report for all periods presented, and present historical figures in a manner that is consistent with the revised segment reporting. See also the Form 8-K that we filed on March 19, 2007, furnishing quarterly Revenues and Income from Continuing Operations for each of 2006 and 2005 in the new segment format.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, indirect general, administrative, and other expenses, or income taxes. With the exception of the Timeshare segment, we do not allocate interest income to our segments. Because note sales are an integral part of the Timeshare segment, we include note sale gains in our Timeshare segment results. We include interest income associated with Timeshare segment notes in our Timeshare segment results because financing sales are an integral part of that segment’s operations. We also allocate other gains or losses as well as equity in earnings or losses from our joint ventures and divisional general, administrative, and other expenses to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

We aggregate the brands presented within our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment, and our organizational and management reporting structure.

Total Lodging Products by Segment

At year-end 2007, we operated or franchised the following properties by segment (excluding 2,156 corporate housing rental units):

	Total Lodging Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	309	12	321	121,842	4,556	126,398
Marriott Conference Centers	13	—	13	3,476	—	3,476
JW Marriott Hotels & Resorts	15	—	15	7,901	—	7,901
Renaissance Hotels & Resorts	70	3	73	25,942	1,034	26,976
Renaissance ClubSport	1	—	1	175	—	175

	408	15	423	159,336	5,590	164,926

North American Limited-Service Lodging Segment (1)
Courtyard	693	16	709	96,759	2,847	99,606
Fairfield Inn	529	7	536	46,930	741	47,671
SpringHill Suites	176	1	177	20,445	124	20,569
Residence Inn	528	17	545	62,805	2,536	65,341
TownePlace Suites	141	—	141	14,122	—	14,122

	2,067	41	2,108	241,061	6,248	247,309

International Lodging Segment (1)
Marriott Hotels & Resorts	4	144	148	2,742	39,396	42,138
JW Marriott Hotels & Resorts	1	22	23	387	8,244	8,631
Renaissance Hotels & Resorts	—	67	67	—	21,783	21,783
Courtyard	—	58	58	—	11,174	11,174
Fairfield Inn	—	1	1	—	206	206
Residence Inn	—	1	1	—	75	75
Marriott Executive Apartments	—	18	18	—	2,905	2,905
Ramada International	—	2	2	—	332	332

	5	313	318	3,129	84,115	87,244

Luxury Lodging Segment
The Ritz-Carlton	36	34	70	11,627	9,978	21,605
Bulgari Hotels & Resorts	—	2	2	—	117	117
The Ritz-Carlton-Residential (2)	16	1	17	1,614	93	1,707

	52	37	89	13,241	10,188	23,429

Timeshare Lodging Segment (3)
Marriott Vacation Club	37	9	46	8,987	1,909	10,896
The Ritz-Carlton Club-Fractional	5	2	7	283	105	388
The Ritz-Carlton Club-Residential (2)	2	1	3	138	6	144
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Grand Residences by Marriott-Residential (1), (2)	1	—	1	65	—	65
Horizons by Marriott Vacation Club	2	—	2	444	—	444

	48	13	61	10,116	2,069	12,185

Total	2,580	419	2,999	426,883	108,210	535,093

(1)	North American includes properties located in the continental United States and Canada. International includes properties located outside the continental United States and Canada.
(2)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.
(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

Revenues

($ in millions)	2007	2006	2005
North American Full-Service Segment	$5,476	$5,196	$5,116
North American Limited-Service Segment	2,198	2,060	1,886
International Segment	1,594	1,411	1,017
Luxury Segment	1,576	1,423	1,333
Timeshare Segment	2,065	1,840	1,721

Total segment revenues	12,909	11,930	11,073
Other unallocated corporate	81	65	56

	$12,990	$11,995	$11,129

Income from Continuing Operations
($ in millions)	2007	2006	2005
North American Full-Service Segment	$478	$455	$349
North American Limited-Service Segment	461	380	303
International Segment	271	237	133
Luxury Segment	72	63	45
Timeshare Segment	306	280	271

Total segment financial results	1,588	1,415	1,101
Other unallocated corporate	(287)	(251)	(219)
Interest income, provision for loan losses and interest expense	(163)	(72)	(55)
Income taxes	(441)	(380)	(284)

	$697	$712	$543

Equity in Earnings (Losses) of Equity Method Investees
($ in millions)	2007	2006	2005
North American Full-Service Segment	$3	$2	$21
North American Limited-Service Segment	2	—	(6)
International Segment	3	—	20
Luxury Segment	(4)	(2)	(1)
Timeshare Segment	10	(2)	1

Total segment equity in earnings (losses)	14	(2)	35
Other unallocated corporate	1	5	1

	$15	$3	$36

Our business includes our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments. We consider total segment revenues and total segment financial results to be meaningful indicators of our performance because they measure our growth in profitability and enable investors to compare the revenues and results of our operations to those of other lodging companies.

We consider RevPAR to be a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. We calculate RevPAR by dividing room sales for comparable properties by room nights available to guests for the period. RevPAR may not be comparable to similarly titled measures, such as revenues.

Company-operated house profit margin is the ratio of property-level gross operating profit (also known as house profit) to total property-level revenue. This ratio measures our overall ability as the operator to produce property-level profits by generating sales and controlling the operating expenses over which we have the most direct control. Gross operating profit includes room, food and beverage, and other revenue and the related expenses including payroll and benefits expenses, as well as repairs and maintenance, utility, general and administrative, and sales and marketing expenses. Gross operating profit does not include the impact of management fees, furniture, fixtures and equipment replacement reserves, insurance, taxes, or other fixed expenses.

2007 Compared to 2006

We added 203 properties (29,200 rooms) and 55 properties (9,722 rooms) exited the system in 2007, not including residential products. We also added three residential properties (347 units).

Total segment financial results increased by $173 million (12 percent) to $1,588 million in 2007 from $1,415 million in 2006, and total segment revenues increased by $979 million to $12,909 million in 2007, an 8 percent increase from revenues of $11,930 million in 2006. The results, as compared to the prior year, reflect a $204 million (17 percent) increase in combined base management, franchise, and incentive management fees from $1,224 million in 2006 to $1,428 million in 2007, a $16 million increase in earnings associated with equity investments, and a $1 million minority interest benefit. Partially offsetting these favorable variances was a decrease of $18 million in owned, leased, corporate housing, and other revenue net of direct expenses, $13 million of increased general, administrative, and other expenses, a decrease of $10 million in gains and other income, and a decrease of $7 million in timeshare sales and services revenue net of direct expenses.

Higher RevPAR for comparable rooms, resulting from both domestic and international rate increases, higher property-level food and beverage and other revenue, and new unit growth, drove the increase in base management and franchise fees. In 2006, we recognized $5 million of base management fees that were calculated based on prior periods’ results, but not earned and due until 2006, versus no similar fees in 2007. Incentive management fees increased by $88 million (31 percent) during 2007, reflecting the impact of strong room rate increases and property-level margin improvements associated with productivity improvements. Incentive management fees included $17 million and $10 million for 2007 and 2006, respectively, that were calculated based on prior periods’ earnings, but not earned and due until the periods in which they were recognized. Furthermore, incentive management fees for 2007 also included $13 million of business interruption insurance proceeds associated with hurricanes in prior years and base management fees included $6 million and $1 million of business interruption insurance proceeds, also associated with hurricanes in prior years, received in 2007 and 2006, respectively. In 2007, 67 percent of our managed properties paid incentive management fees to us versus 62 percent in 2006.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased, and managed properties, for comparable North American properties increased by 6.0 percent over 2006, and RevPAR for our comparable North American company-operated properties increased by 6.2 percent over 2006.

Systemwide RevPAR for comparable international properties increased by 8.4 percent, and RevPAR for comparable international company-operated properties increased by 8.9 percent. Worldwide RevPAR for comparable systemwide properties increased by 6.5 percent (7.6 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased by 7.0 percent.

As compared to 2006, 2007 worldwide comparable company-operated house profit margins increased by 150 basis points, while North American company-operated house profit margins improved by 160 basis points versus 2006. For 2007, as compared to 2006, house profit per available room (“HP-PAR”) at our full-service managed properties in North America increased by 10.6 percent. HP-PAR at our North American limited-service managed properties increased by 8.9 percent, and worldwide HP-PAR for all our brands increased by 11.0 percent on a constant dollar basis.

2006 Compared to 2005

We added 136 properties (23,466 rooms) and 45 properties (8,616 rooms) left the system in 2006. Most of the properties that left the system were limited-service properties.

Total segment financial results increased by $314 million (29 percent) to $1,415 million in 2006 from $1,101 million in 2005, and total segment revenues increased by $857 million to $11,930 million in 2006, an 8 percent increase from revenues of $11,073 million in 2005. The results as compared to the prior year reflect a $197 million (19 percent) increase in combined base management, franchise, and incentive management fees from $1,027 million in 2005 to $1,224 million in 2006, $124 million of lower general, administrative, and other expenses, $8 million of increased owned, leased, corporate housing, and other revenue net of direct expenses, a $98 million increase in timeshare sales and services revenue net of direct expenses, and an increase in minority interest of $2 million, partially offset by $78 million of lower gains and other income and a $37 million decline in earnings associated with equity investments. Higher RevPAR for comparable rooms, resulting from both domestic and international rate increases, higher property-level food and beverage and other revenue, and new unit growth drove the increase in base management and franchise fees. In 2006, we recognized $5 million of base management fees that were calculated based on prior periods’ results, but not earned and due until 2006. Incentive management fees increased by $80 million (40 percent) during 2006, reflecting the impact of strong room rate improvement and property-level margin improvements. Incentive management fees include $10 million and $14 million for 2006 and 2005, respectively, that were calculated based on prior periods’ earnings, but not earned and due until the periods in which they were recognized. In 2006, 62 percent of our managed properties paid incentive management fees to us versus 51 percent in 2005.

Systemwide RevPAR for comparable North American properties increased by 9.1 percent over 2005 and RevPAR for our comparable North American company-operated properties increased by 8.9 percent.

Systemwide RevPAR for comparable international properties, increased by 10.5 percent, and RevPAR for comparable international company-operated properties increased by 11.1 percent. Worldwide RevPAR for comparable systemwide properties increased by 9.4 percent while worldwide RevPAR for comparable company-operated properties increased by 9.5 percent.

In addition, worldwide comparable company-operated house profit margins increased by 230 basis points, while North American company-operated house profit margins improved by 240 basis points versus 2005. For 2006, as compared to 2005, HP-PAR at our full-service managed properties in North America increased by 16.3 percent. HP-PAR at our North American limited-service managed properties increased by 12.6 percent, and worldwide HP-PAR for all our brands increased by 15.4 percent on a constant dollar basis.

Lodging Development

We opened 203 properties, totaling 29,200 rooms, across our brands in 2007 and 55 properties (9,722 rooms) left the system, not including residential products. We also added three residential properties (347 units). Highlights of the year included:

•	Converting 26 properties (5,618 rooms), or 18 percent of our gross room additions for the year, from other brands, and 21 percent of the rooms were located in international markets;

•	Opening approximately 16 percent of all the new rooms outside the United States;

•	Adding 156 properties (17,517 rooms) to our North American Limited-Service brands; and

•

Opening two new Marriott Vacation Club properties in the West Indies on the island of St. Kitts, and the U.S. Virgin Islands on the island of St. Thomas, as well as one new Ritz-Carlton Club and residences property in San Francisco, California.

We currently have more than 125,000 hotel rooms under construction, awaiting conversion, or approved for development in our hotel development pipeline and we expect to add over 30,000 hotel rooms and timeshare units to our system in 2008. We expect to remove approximately 5,000 rooms from our system during the 2008 full year.

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

Statistics. The following tables show occupancy, average daily rate, and RevPAR for comparable properties, for each of the brands in our North American Full-Service and North American Limited-Service segments, for our International segment by region, and the principal brand in our Luxury segment, The Ritz-Carlton. We have not presented statistics for company-operated Fairfield Inn properties in these tables because we operate only a limited number of properties, as the brand is predominantly franchised and such information would not be meaningful (identified as “nm” in the tables that follow). Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

The occupancy, average daily rate, and RevPAR statistics used throughout this report for 2007 include the period from December 30, 2006, through December 28, 2007, the statistics for 2006 include the period from December 31, 2005, through December 29, 2006, and the statistics for 2005 include the period from January 1, 2005, through December 30, 2005 (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes the period from January 1 through December 31 for each year).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	2007	Change vs. 2006		2007	Change vs. 2006
Marriott Hotels & Resorts (2)
Occupancy	72.6%	1.0%	pts.	70.8%	0.6%	pts.
Average Daily Rate	$175.41	5.4%		$160.61	5.5%
RevPAR	$127.43	6.9%		$113.66	6.4%

Renaissance Hotels & Resorts
Occupancy	73.1%	0.4%	pts.	71.8%	-0.4%	pts.
Average Daily Rate	$169.93	5.4%		$157.29	5.8%
RevPAR	$124.17	5.9%		$112.96	5.1%

Composite North American Full-Service (3)
Occupancy	72.7%	0.9%	pts.	70.9%	0.5%	pts.
Average Daily Rate	$174.54	5.4%		$160.10	5.5%
RevPAR	$126.92	6.8%		$113.56	6.2%

The Ritz-Carlton North America
Occupancy	72.3%	0.1%	pts.	72.3%	0.1%	pts.
Average Daily Rate	$331.48	7.3%		$331.48	7.3%
RevPAR	$239.67	7.5%		$239.67	7.5%

Composite North American Full-Service and Luxury (4)
Occupancy	72.7%	0.8%	pts.	71.0%	0.4%	pts.
Average Daily Rate	$189.41	5.7%		$169.92	5.7%
RevPAR	$137.66	6.9%		$120.65	6.4%

Residence Inn
Occupancy	77.7%	-0.5%	pts.	78.2%	-0.8%	pts.
Average Daily Rate	$124.24	4.6%		$122.44	6.1%
RevPAR	$96.53	3.9%		$95.80	5.1%

Courtyard
Occupancy	70.4%	-0.4%	pts.	72.1%	-0.2%	pts.
Average Daily Rate	$127.34	5.6%		$124.12	5.9%
RevPAR	$89.69	4.9%		$89.53	5.6%

Fairfield Inn
Occupancy	nm	nm		70.5%	-0.3%	pts.
Average Daily Rate	nm	nm		$88.19	7.2%
RevPAR	nm	nm		$62.17	6.7%

TownePlace Suites
Occupancy	74.2%	-1.1%	pts.	73.5%	-2.4%	pts.
Average Daily Rate	$85.65	8.9%		$86.93	8.4%
RevPAR	$63.56	7.2%		$63.89	5.0%

SpringHill Suites
Occupancy	72.6%	0.6%	pts.	73.2%	-0.6%	pts.
Average Daily Rate	$107.86	4.2%		$106.49	6.5%
RevPAR	$78.27	5.0%		$77.97	5.7%

Composite North American Limited-Service (5)
Occupancy	72.7%	-0.4%	pts.	73.6%	-0.5%	pts.
Average Daily Rate	$122.63	5.4%		$113.34	6.3%
RevPAR	$89.18	4.8%		$83.37	5.6%

Composite North American (6)
Occupancy	72.7%	0.3%	pts.	72.6%	-0.2%	pts.
Average Daily Rate	$159.01	5.8%		$134.62	6.2%
RevPAR	$115.60	6.2%		$97.70	6.0%

(1)

Statistics are for the fifty-two weeks ended December 28, 2007, and December 29, 2006, except for Ritz-Carlton for which the statistics are for the twelve months ended December 31, 2007, and December 31, 2006. For properties located in Canada the comparison to 2006 is on a constant U.S. dollar basis.

(2)	Marriott Hotels & Resorts includes JW Marriott Hotels & Resorts.
(3)	Composite North American Full-Service statistics include properties located in the continental United States and Canada for Marriott Hotels & Resorts and Renaissance Hotels & Resorts.
(4)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Ritz-Carlton.
(5)

Composite North American Limited-Service statistics include properties located in the continental United States and Canada for Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, and SpringHill Suites.

(6)

Composite North American statistics include properties located in the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2007	Change vs. 2006		2007	Change vs. 2006

Caribbean and Latin America (2)
Occupancy	76.5%	2.4%	pts.	74.8%	2.8%	pts.
Average Daily Rate	$167.56	9.2%		$156.76	7.5%
RevPAR	$128.25	12.7%		$117.20	11.7%

Continental Europe (2)
Occupancy	74.4%	1.3%	pts.	72.0%	1.2%	pts.
Average Daily Rate	$173.92	5.8%		$174.93	5.4%
RevPAR	$129.34	7.7%		$126.01	7.3%

United Kingdom (2)
Occupancy	77.8%	0.1%	pts.	77.4%	0.3%	pts.
Average Daily Rate	$203.27	5.2%		$200.65	4.7%
RevPAR	$158.08	5.2%		$155.27	5.1%

Middle East and Africa (2)
Occupancy	73.3%	4.8%	pts.	72.4%	4.9%	pts.
Average Daily Rate	$135.74	9.1%		$133.98	9.0%
RevPAR	$99.57	16.8%		$96.95	17.0%

Asia Pacific (2), (3)
Occupancy	75.2%	-0.8%	pts.	75.3%	-0.5%	pts.
Average Daily Rate	$147.79	8.9%		$148.67	7.7%
RevPAR	$111.15	7.8%		$111.92	7.0%

Regional Composite (4), (5)
Occupancy	75.7%	0.8%	pts.	74.6%	1.0%	pts.
Average Daily Rate	$168.30	7.0%		$166.03	6.3%
RevPAR	$127.44	8.2%		$123.78	7.8%

International Luxury (6)
Occupancy	72.7%	4.0%	pts.	72.7%	4.0%	pts.
Average Daily Rate	$292.24	6.1%		$292.24	6.1%
RevPAR	$212.54	12.2%		$212.54	12.2%

Total International (7)
Occupancy	75.4%	1.2%	pts.	74.4%	1.3%	pts.
Average Daily Rate	$180.73	7.2%		$176.57	6.6%
RevPAR	$136.29	8.9%		$131.36	8.4%

(1)

Financial results for all properties are reported on a period-end basis, while statistics for properties located outside the continental United States and Canada are reported on a month-end basis. The statistics are for January through December. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2006 is on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard properties located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard.
(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts.
(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2007	Change vs. 2006		2007	Change vs. 2006
Composite Luxury (2)
Occupancy	72.5%	1.8%	pts.	72.5%	1.8%	pts.
Average Daily Rate	$314.36	6.6%		$314.36	6.6%
RevPAR	$227.87	9.4%		$227.87	9.4%

Total Worldwide (3)
Occupancy	73.5%	0.5%	pts.	72.9%	0.1%	pts.
Average Daily Rate	$165.19	6.2%		$141.60	6.4%
RevPAR	$121.34	7.0%		$103.19	6.5%

(1)

Financial results for all properties are reported on a period-end basis, while statistics for properties located outside the continental United States and Canada are reported on a month-end basis. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2006 is on a constant U.S. dollar basis.

(2)	Composite Luxury includes worldwide properties for The Ritz-Carlton and Bulgari Hotels & Resorts.
(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the fifty-two weeks ended December 28, 2007, and December 29, 2006. Statistics for all The Ritz-Carlton properties and properties located outside of the continental United States and Canada represent the twelve months ended December 31, 2007, and December 31, 2006.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	2006	Change vs. 2005		2006	Change vs. 2005
Marriott Hotels & Resorts (2)
Occupancy	72.3%	-0.6%	pts.	70.9%	0.2%	pts.
Average Daily Rate	$168.11	9.1%		$154.37	8.3%
RevPAR	$121.58	8.3%		$109.48	8.6%

Renaissance Hotels & Resorts
Occupancy	72.8%	0.6%	pts.	72.2%	1.1%	pts.
Average Daily Rate	$162.96	8.7%		$151.91	8.4%
RevPAR	$118.57	9.6%		$109.75	10.0%

Composite North American Full-Service (3)
Occupancy	72.4%	-0.4%	pts.	71.1%	0.3%	pts.
Average Daily Rate	$167.27	9.0%		$153.99	8.3%
RevPAR	$121.10	8.5%		$109.52	8.9%

The Ritz-Carlton North America
Occupancy	72.9%	2.1%	pts.	72.9%	2.1%	pts.
Average Daily Rate	$307.20	7.1%		$307.20	7.1%
RevPAR	$223.88	10.3%		$223.88	10.3%

Composite North American Full-Service and Luxury (4)
Occupancy	72.4%	-0.1%	pts.	71.2%	0.5%	pts.
Average Daily Rate	$180.17	8.9%		$163.03	8.3%
RevPAR	$130.52	8.7%		$116.11	9.0%

Residence Inn
Occupancy	78.3%	-1.8%	pts.	79.2%	-0.5%	pts.
Average Daily Rate	$117.99	9.2%		$113.85	8.2%
RevPAR	$92.35	6.8%		$90.15	7.6%

Courtyard
Occupancy	70.9%	-0.4%	pts.	72.5%	0.1%	pts.
Average Daily Rate	$119.30	10.9%		$116.67	9.5%
RevPAR	$84.62	10.3%		$84.57	9.7%

Fairfield Inn
Occupancy	nm	nm		70.7%	1.0%	pts.
Average Daily Rate	nm	nm		$82.05	9.1%
RevPAR	nm	nm		$58.01	10.6%

TownePlace Suites
Occupancy	75.3%	-0.3%	pts.	75.7%	-0.2%	pts.
Average Daily Rate	$78.68	10.9%		$79.69	10.2%
RevPAR	$59.28	10.4%		$60.35	9.9%

SpringHill Suites
Occupancy	72.3%	-2.0%	pts.	74.1%	0.2%	pts.
Average Daily Rate	$102.86	10.7%		$98.76	9.8%
RevPAR	$74.42	7.8%		$73.16	10.0%

Composite North American Limited-Service (5)
Occupancy	73.3%	-0.8%	pts.	74.2%	0.1%	pts.
Average Daily Rate	$115.24	10.4%		$105.65	9.0%
RevPAR	$84.41	9.1%		$78.34	9.2%

Composite North American (6)
Occupancy	72.8%	-0.4%	pts.	73.0%	0.3%	pts.
Average Daily Rate	$152.14	9.5%		$128.07	8.7%
RevPAR	$110.74	8.9%		$93.47	9.1%

(1)

Statistics are for the fifty-two weeks ended December 29, 2006, and December 30, 2005, except for Ritz-Carlton for which the statistics are for the twelve months ended December 31, 2006, and December 31, 2005. For properties located in Canada the comparison to 2005 is on a constant U.S. dollar basis.

(2)	Marriott Hotels & Resorts includes JW Marriott Hotels & Resorts.
(3)	Composite North American Full-Service statistics include properties located in the continental United States and Canada for Marriott Hotels & Resorts and Renaissance Hotels & Resorts.
(4)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Ritz-Carlton.
(5)

Composite North American Limited-Service statistics include properties located in the continental United States and Canada for Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, and SpringHill Suites.

(6)

Composite North American statistics include properties located in the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2006	Change vs. 2005		2006	Change vs. 2005
Caribbean and Latin America (2)
Occupancy	74.9%	1.5%	pts.	73.0%	0.5%	pts.
Average Daily Rate	$159.93	9.7%		$150.93	9.2%
RevPAR	$119.81	12.0%		$110.11	9.9%

Continental Europe (2)
Occupancy	72.6%	2.0%	pts.	70.7%	1.9%	pts.
Average Daily Rate	$147.28	6.6%		$150.58	7.2%
RevPAR	$106.95	9.6%		$106.53	10.2%

United Kingdom (2)
Occupancy	79.6%	3.5%	pts.	75.1%	3.1%	pts.
Average Daily Rate	$225.38	9.5%		$204.99	8.6%
RevPAR	$179.44	14.6%		$153.94	13.3%

Middle East and Africa (2)
Occupancy	68.9%	-0.3%	pts.	69.0%	-0.7%	pts.
Average Daily Rate	$143.12	11.0%		$134.95	11.5%
RevPAR	$98.58	10.5%		$93.05	10.3%

Asia Pacific (2), (3)
Occupancy	75.8%	1.0%	pts.	76.2%	0.9%	pts.
Average Daily Rate	$127.09	11.3%		$129.26	9.8%
RevPAR	$96.28	12.7%		$98.46	11.2%

Regional Composite (4), (5)
Occupancy	74.6%	1.3%	pts.	73.6%	1.1%	pts.
Average Daily Rate	$148.13	9.5%		$147.12	9.0%
RevPAR	$110.53	11.4%		$108.32	10.7%

International Luxury (6)
Occupancy	71.7%	-0.1%	pts.	71.7%	-0.1%	pts.
Average Daily Rate	$241.90	9.2%		$241.90	9.2%
RevPAR	$173.35	9.1%		$173.55	9.1%

Total International (7)
Occupancy	74.4%	1.2%	pts.	73.5%	1.0%	pts.
Average Daily Rate	$153.99	9.4%		$152.02	9.0%
RevPAR	$114.61	11.1%		$111.78	10.5%

(1)

Financial results for all properties are reported on a period-end basis, while statistics for properties located outside the continental United States and Canada are reported on a month-end basis. The statistics are for January through December. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2005 is on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard properties located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard.
(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts.
(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2006	Change vs. 2005		2006	Change vs. 2005
Composite Luxury (2)
Occupancy	72.5%	1.4%	pts.	72.5%	1.4%	pts.
Average Daily Rate	$289.50	7.5%		$289.50	7.5%
RevPAR	$209.88	9.7%		$209.88	9.7%

Total Worldwide (3)
Occupancy	73.2%	0.0%	pts.	73.1%	0.4%	pts.
Average Daily Rate	$152.63	9.5%		$131.92	8.8%
RevPAR	$111.75	9.5%		$96.39	9.4%

(1)

Financial results for all properties are reported on a period-end basis, while statistics for properties located outside the continental United States and Canada are reported on a month-end basis. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2005 is on a constant U.S. dollar basis.

(2)	Composite Luxury includes worldwide properties for The Ritz-Carlton and Bulgari Hotels & Resorts.
(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the fifty-two weeks ended December 29, 2006, and December 30, 2005. Statistics for all The Ritz-Carlton properties and properties located outside of the continental United States and Canada represent the twelve months ended December 31, 2006, and December 31, 2005.

North American Full-Service Lodging includes Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Renaissance ClubSport.

				Annual Change
($ in millions)	2007	2006	2005	2007/2006	2006/2005
Segment revenues	$5,476	$5,196	$5,116	5%	2%

Segment results	$478	$455	$349	5%	30%

2007 Compared to 2006

In 2007, across our North American Full-Service Lodging segment, we added 13 properties (3,947 rooms) and six properties (2,853 rooms) left the system.

In 2007, RevPAR for comparable company-operated North American full-service properties increased by 6.8 percent to $126.92. Occupancy for these properties increased by 0.9 percentage points to 72.7 percent, and average daily rates increased by 5.4 percent to $174.54.

The $23 million increase in segment results compared to 2006 reflects a $65 million increase in base management, incentive management, and franchise fees, partially offset by a $22 million decline in gains and other income and a $20 million decrease in owned, leased, and other revenue net of direct expenses.

The $65 million increase in fees was largely due to stronger RevPAR and property-level margins, driven primarily by rate increases and productivity improvements. Incentive management fees for 2007 reflect the receipt of $12 million and base management fees for 2007 reflect the receipt of $2 million, both of which were for business interruption insurance proceeds associated with Hurricane Katrina, and no similar fees in 2006. Additionally, 2006 reflected the recognition of $3 million of base management fees that were calculated based on prior periods’ results, but not earned and due until 2006, compared to the recognition of no similar fees in 2007.

Gains and other income was $22 million lower in 2007, as compared to 2006, and reflected a $37 million charge in 2006 associated with a straight-line rent receivable, partially offset by the redemption of preferred stock in a cost method investee that generated income of $25 million in 2006 and $34 million of lower other gains in 2007, as compared to 2006. The $34 million decrease in other gains compared to the prior year reflects gains in 2006 associated with the sale of joint venture investments and real estate, while 2007 reflects limited similar activity. Owned, leased, and other revenue net of direct expenses decreased by $20 million and reflected properties sold and $10 million of hotel management and franchise agreement termination fees received in 2006, compared to $3 million of such fees received in 2007. General, administrative, and other expenses for 2007 were unchanged as compared to 2006 primarily reflecting $5 million of hotel management agreement performance cure payments in 2006 offset by a guarantee charge in 2007 associated with one property and the write-off of a deferred contract acquisition cost associated with another property that left the system.

2006 Compared to 2005

In 2006, across our North American Full-Service Lodging segment, we added 15 properties (4,971 rooms) and six properties (1,604 rooms) left the system.

In 2006, RevPAR for comparable company-operated North American full-service properties increased by 8.5 percent to $121.10. Occupancy for these properties decreased by 0.4 percentage points, and average daily rates increased by 9.0 percent to $167.27.

Compared to the prior year, our 2006 results reflect a $59 million increase in base management, incentive management, and franchise fees. The increase in fees is largely due to stronger RevPAR, driven primarily by rate increases and, to a lesser extent, higher food and beverage, meeting room rental and other revenue, and productivity improvements, all of which favorably impacted property-level house profit margins. The growth in the number of rooms, year-over-year, also contributed to the increase in fees. Incentive management fees included $10 million for 2005 that were calculated based on prior periods’ earnings but not earned and due until they were recognized. Similarly, base management fees for 2006 included $4 million of fees that were calculated based on prior periods’ results, but not earned and due until 2006. Owned, leased, and other revenue net of direct expenses decreased by $8 million primarily as a result of properties sold in 2006 and the receipt in 2005 of a $10 million hotel agreement termination fee associated with one property, partially offset by the receipt in 2006 of $10 million of hotel management and franchise agreement termination fees.

General, administrative, and other expenses decreased by $69 million as a result of, among other things, a $60 million charge in 2005 associated with the CTF transaction, more fully discussed in the previous “Operating Income” discussion, as well as expenses of $14 million in 2005 related to our bedding incentive program, partially offset by increased expenses in 2006 reflecting costs related to unit growth and development, systems improvements, and increases in ordinary costs such as wages and benefits. In 2005, general, administrative, and other expenses included $3 million of hotel management agreement performance cure payments associated with one property. In 2006, general, administrative, and other expenses included a $5 million hotel management agreement performance cure payment.

Gains and other income was $3 million higher than the prior year and reflected the redemption of preferred stock in a cost method investee that generated income of $25 million in 2006 and $15 million of higher net gains and other income in 2006 reflecting gains in 2006 associated with the sale of joint venture investments and real estate that were partially offset by lower gains in 2006 associated with the sale or repayment before maturity of loans receivable associated with several properties. Gains and other income for 2006 reflected a $37 million non-cash charge to adjust the carrying amount to net realizable value associated with land we own and lease, as further described in the “Expected Land Sale” caption in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2006 Form 10-K. Equity results decreased by $19 million versus the prior year and reflected the recognition in 2005 of $16 million in equity earnings from two joint ventures as a result of the ventures’ sale of hotels and our sale of some joint venture investments in 2005 and 2006, offset to some extent by improved equity joint venture results reflecting the stronger demand environment.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

				Annual Change
($ in millions)	2007	2006	2005	2007/2006	2006/2005
Segment revenues	$2,198	$2,060	$1,886	7%	9%

Segment results	$461	$380	$303	21%	25%

2007 Compared to 2006

Across our North American Limited-Service Lodging segment, we added 156 properties (17,517 rooms) and 16 properties (1,853 rooms) left the system in 2007. The properties that left the system were primarily associated with our Fairfield Inn brand.

In 2007, RevPAR for comparable company-operated North American limited-service properties increased by 4.8 percent to $89.18. Occupancy for these properties decreased by 0.4 percentage points to 72.7 percent, and average daily rates increased by 5.4 percent to $122.63.

The $81 million increase in segment results, as compared to 2006, primarily reflects an $83 million increase in base management, incentive management, and franchise fees, a $5 million increase in owned, leased, and other revenue net of direct expenses, a $2 million increase in gains and other income, and a $2 million increase in joint venture equity earnings, partially offset by $11 million of higher general, administrative, and other expenses.

In 2007, we recognized $15 million of incentive management fees that were calculated based on prior years’ results but not earned and due until 2007 as compared to the recognition of no similar fees in 2006. The additional increase in fees is largely due to higher RevPAR, driven by rate increases, which increased base management and franchise fees, and to productivity improvements, which increased property-level margins and incentive management fees. Additionally, growth in the number of rooms contributed to the increase in base management and franchise fees. The $5 million increase in owned, leased, and other revenue net of direct expenses is primarily a result of hotel franchise agreement termination fees of $6 million received in 2007, which were associated with properties, primarily our Fairfield Inn brand, that left our system and $1 million of similar fees in 2006. The $11 million increase in general, administrative, and other expenses in 2007 primarily reflects the impact of unit growth and development and the write-off of $3 million of deferred contract acquisition costs.

2006 Compared to 2005

Across our North American Limited-Service Lodging segment, we added 91 properties (11,329 rooms) and 28 properties (3,647 rooms) left the system in 2006. The properties that left the system were primarily associated with our Fairfield Inn brand.

In 2006, RevPAR for comparable company-operated North American limited-service properties increased by 9.1 percent to $84.41. Occupancy for these properties decreased by 0.8 percentage points to 73.3 percent, and average daily rates increased by 10.4 percent to $115.24.

The $77 million increase in segment results for 2006 primarily reflects a $77 million increase in base management, incentive management, and franchise fees, $27 million of lower general, administrative, and other expenses, and $6 million of increased equity results, partially offset by a $14 million decrease in owned, leased, and other revenue net of direct expenses and a $19 million decrease in gains and other income. The increase in fees is largely due to higher RevPAR, driven by rate increases, which impacted property-level house profits and, to a lesser extent, to 2006 productivity improvements and the growth in the number of rooms. Stronger performance at our renovated Courtyard properties, versus nonrenovated properties, also contributed to the increase in segment results over the prior year. The decrease in owned, leased, and other revenue net of direct expenses reflects lower lease revenue as a result of our sale, late in 2005, of a portfolio of land underlying 75 Courtyard hotels, partially offset by improved owned and leased results in 2006 reflecting stronger demand.

The decrease in general, administrative, and other expenses of $27 million is attributable to the recognition of expenses in 2005 totaling $11 million associated with our bedding incentive program, a $6 million litigation charge and a $3 million guarantee charge. Improved equity results in 2006 versus 2005 reflect the impact of a stronger demand environment in 2006, new joint ventures and the impact of owning a 50 percent interest in the Courtyard Joint Venture through the first quarter of 2005 versus owning a 21 percent interest thereafter. For additional information regarding the Courtyard Joint Venture, see the “Courtyard Joint Venture” caption in the “Liquidity and Capital Resources” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2005 Form 10-K. Gains and other income decreased by $19 million in 2006 as a result of the 2005 sale of a portfolio of land that generated gains and other income of $17 million, a $10 million gain in 2005 associated with the repayment, before maturity, to us of the loan we made to the Courtyard Joint Venture, partially offset by higher other real estate and other gains of $4 million in 2006 and increased income of $4 million in 2006 associated with cost method joint ventures.

International Lodging includes International Marriott Hotels & Resorts, International JW Marriott Hotels & Resorts, International Renaissance Hotels & Resorts, International Courtyard, International Fairfield Inn, International Residence Inn, Ramada International, and Marriott Executive Apartments.

				Annual Change
($ in millions)	2007	2006	2005	2007/2006	2006/2005
Segment revenues	$1,594	$1,411	$1,017	13%	39%

Segment results	$271	$237	$133	14%	78%

2007 Compared to 2006

Across our International Lodging segment, we added 20 properties (4,686 rooms) and 31 properties (4,678 rooms) left the system in 2007.

In 2007, RevPAR for comparable company-operated international properties increased by 8.2 percent to $127.44. Occupancy for these properties increased by 0.8 percentage points to 75.7 percent, and average daily rates increased by 7.0 percent to $168.30. Results for our international operations were strong across most regions. RevPAR increases as compared to the prior year were particularly strong in Central and South East Asia, South America, the Middle East, and Eastern Europe.

The $34 million increase in segment results in 2007 as compared to 2006, reflects a $27 million increase in base management, incentive management, and franchise fees, an $11 million increase in gains and other income, and a $3 million increase in joint venture equity earnings, partially offset by $7 million of higher general, administrative, and other expenses. Incentive management fees included $2 million for 2007 that were calculated based on prior periods’ earnings, but not earned and due until recognized, compared to $10 million of similar fees in 2006.

The increase in fees is largely due to strong demand and higher RevPAR, driven by rate increases and favorable exchange rates. The $11 million increase in gains and other income reflects higher gains in 2007 on real estate sales, as compared to the year-ago period, offset by lower gains on the sale of joint ventures. The $7 million increase in general, administrative, and other expenses from 2006 is primarily attributable to costs related to our unit growth and development. Owned, leased, and other revenue net of direct expenses remained flat primarily reflecting hotel management and franchise agreement termination fees of $8 million received in 2007 and $12 million of similar fees in 2006, entirely offset by the improved performance of our owned and leased properties in 2007.

2006 Compared to 2005

Across our International Lodging segment, we added 22 properties (5,242 rooms) and 10 properties (3,136 rooms) left the system in 2006.

In 2006, RevPAR for comparable company-operated international properties increased by 11.1 percent to $114.61. Occupancy for these properties increased by 1.2 percentage points to 74.4 percent, and average daily rates increased by 9.4 percent to $153.99. Results for our international operations were strong across most regions. China, Mexico, Australia, Germany, France, the United Kingdom, and certain Middle Eastern countries all had strong RevPAR increases.

The $104 million increase in segment results for 2006 primarily reflects a $43 million increase in base management, incentive management, and franchise fees, $37 million of lower general, administrative, and other expenses, $29 million of increased owned, leased, and other revenue net of expenses, and a $15 million increase in gains and other income, partially offset by $20 million of lower equity results. Incentive management fees included $10 million and $4 million for 2006 and 2005, respectively, that were calculated based on prior periods’ earnings, but not earned and due until the periods they were recognized. The increase in fees is largely due to higher RevPAR, driven by rate increases, which impacted property-level house profits and, to a lesser extent, to productivity improvements and the growth in the number of rooms.

Equity results decreased by $20 million in 2006 versus 2005 and reflected the recognition in 2005 of $14 million in equity earnings from a joint venture as a result of the venture’s sale of a hotel and $4 million of increased equity losses in 2006 associated with one joint venture’s hotel that was closed for renovation. The increase of $29 million in owned, leased, and other revenue net of direct expenses reflects $19 million of improved results for owned and leased properties primarily due to the stronger demand environment and an increase of $12 million for hotel agreement termination fees for several properties. The $19 million improvement in owned and leased results also reflects the impact of a $5 million charge in 2006 for depreciation expense associated with one property that was reclassified from “held for sale” to “held and used” as it was not sold within one year of its classification as “held for sale,” as had been expected.

The $15 million increase in gains and other income is primarily attributable to gains on the sale of various joint ventures throughout 2006, partially offset by a decrease in other income associated with one of the sold cost method joint venture investments. The decrease in general, administrative, and other expenses of $37 million is attributable to the recognition of expenses in 2005 totaling $5 million associated with our bedding incentive program as well as a $34 million charge in 2005 associated with the CTF transaction discussed more fully in the previous operating income disclosure. Also impacting general, administrative, and other expenses, in 2005 we recorded expenses totaling $6 million associated with two guarantees and 2006 reflected $7 million of increased expenses related to unit growth and development, systems improvements, and increased ordinary costs such as wages and benefits.

Luxury Lodging includes The Ritz-Carlton and Bulgari Hotels & Resorts.

				Annual Change
($ in millions)	2007	2006	2005	2007/2006	2006/2005
Segment revenues	$1,576	$1,423	$1,333	11%	7%

Segment results	$72	$63	$45	14%	40%

2007 Compared to 2006

Across our Luxury Lodging segment, we added 11 properties (2,529 rooms) and one property (273 rooms) left the system in 2007. In addition, we added three residential products (347 units) in 2007.

In 2007, RevPAR for comparable company-operated luxury properties increased by 9.4 percent to $227.87. Occupancy for these properties increased by 1.8 percentage points to 72.5 percent, and average daily rates increased by 6.6 percent to $314.36.

The $9 million increase in segment results, as compared to 2006, reflected a $20 million increase in base management and incentive management fees, partially offset by $3 million of lower owned, leased, and other revenue net of direct expenses, $6 million of increased general, administrative, and other expenses, and $2 million of lower equity joint venture results. Fiscal year 2006 included $2 million of base management fees that were calculated based on prior periods’ results, but not earned and due until 2006, as compared to no similar fees in 2007. The increase in fees over the prior year reflects stronger RevPAR driven by rate increases, new properties added to the system, the receipt in 2007 of $5 million of business interruption insurance proceeds associated with hurricanes in prior years, the year-over-year favorable impact associated with the reopening, late in 2006, of two properties impacted by the same aforementioned hurricanes and increased branding fees. The $6 million increase in general, administrative, and other expenses is primarily attributable to costs related to our unit growth and development. The $3 million decrease in owned, leased, and other revenue net of direct expenses reflected charges totaling $8 million in 2007 for depreciation expense associated with one property that was reclassified from “held and used,” as the property no longer satisfied the criteria to be classified as “held for sale,” partially offset by a favorable $3 million impact associated with the opening of a new leased property in 2007.

2006 Compared to 2005

Across our Luxury Lodging segment, we added three properties (424 rooms) and one property (229 rooms) left the system in 2006.

In 2006, RevPAR for comparable company-operated luxury properties increased by 9.7 percent to $209.88. Occupancy for these properties increased by 1.4 percentage points to 72.5 percent, and average daily rates increased by 7.5 percent to $289.50.

The $18 million increase in segment results for 2006 primarily reflects a $16 million increase in base management and incentive management fees, $7 million of lower general, administrative, and other expenses and $1 million of higher owned, leased, and other revenue net of direct expenses, partially offset by $5 million of lower gains and other income. The increase in fees is largely due to higher RevPAR, driven by rate increases, which impacted property-level house profits and, to a lesser extent, to productivity improvements, the growth in the number of rooms, and the recognition of $2 million of base management fees that were calculated based on prior periods’ results, but not earned and due until 2006.

The decrease in general, administrative, and other expenses of $7 million is attributable to a 2005 hotel management agreement performance termination cure payment of $12 million associated with one property, partially offset by a $5 million increase in expenses in 2006 reflecting costs related to unit growth and development and an increase in ordinary costs such as wages and benefits. Gains and other income decreased by $5 million in 2006 as a result of a $9 million gain in 2005 associated with the repayment before maturity of a note receivable associated with one property, partially offset by gains totaling $3 million associated with the 2006 sale of a preferred interest in one property.

Timeshare includes our Marriott Vacation Club, The Ritz-Carlton Club, Grand Residences by Marriott, and Horizons by Marriott Vacation Club brands.

				Annual Change
($ in millions)	2007	2006	2005	2007/2006	2006/2005
Segment Revenues
Segment revenues	$2,065	$1,840	$1,721	12%	7%

Segment Results
Base management fee revenue	$43	$34	$32
Timeshare sales and services, net	350	357	259
Joint venture equity	10	(2)	1
Minority interest	1	—	—
General, administrative, and other expense	(98)	(109)	(93)
Gains and other income	—	—	72

Segment results	$306	$280	$271	9%	3%

Sales and Services Revenue
Development	$1,208	$1,112	$1,208
Services	315	286	151
Financing	195	171	72
Other revenue	29	8	56

Sales and services revenue	$1,747	$1,577	$1,487	11%	6%

Contract Sales
Timeshare	$1,221	$1,207	$1,187
Fractional	44	42	101
Residential	(9)	5	22

Total company	1,256	1,254	1,310

Timeshare	33	28	49
Fractional	54	68	17
Residential	58	282	24

Total joint venture	145	378	90

Total contract sales	$1,401	$1,632	$1,400	-14%	17%

2007 Compared to 2006

Timeshare contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential ownership products before the adjustment for percentage-of-completion accounting. Timeshare contract sales decreased by 14 percent as compared to 2006, reflecting fewer residential and fractional sales, partially offset by increased timeshare sales. Contract sales in 2006 reflected particularly strong joint venture residential sales associated with the launch of our San Francisco and Kapalua, Hawaii products.

The $225 million increase in Timeshare segment revenues from $1,840 million to $2,065 million reflected a $170 million increase in timeshare sales and services revenue, a $46 million increase in cost reimbursements revenue, and $9 million of increased base management fees. The increase in timeshare sales and services revenue primarily reflects newer projects that reached reportability thresholds in 2007 and increased services and financing revenue. Higher base management fees reflect the growing number of timeshare resorts under management. Timeshare segment revenues include $50 million and $41 million of interest income for 2007 and 2006, respectively, and note sale gains of $81 million and $77 million for 2007 and 2006, respectively, recorded in our Consolidated Statements of Income on the “Timeshare sales and services” revenue line, associated with Timeshare segment notes receivable.

Segment results of $306 million in 2007 increased by $26 million over 2006 and primarily reflected $9 million of increased base management fees, $12 million of increased joint venture equity results, and $11 million of lower general, administrative, and other expenses, partially offset by $7 million of lower timeshare sales and services revenue net of expenses. Timeshare sales and services revenue net of direct expenses of $350 million decreased by $7 million, as compared to the prior year, primarily reflecting flat development revenue net of product costs and marketing and selling costs and $12 million of increased financing revenue net of financing expenses, partially offset by the $15 million reversal of contingency reserves in 2006 and $4 million of lower services revenue net of services expenses. Flat development revenue net of product costs and marketing and selling costs reflected newer projects that reached reportability thresholds in 2007, offset by several other projects that were approaching sell-out. The increase in financing revenue net of financing costs primarily reflects increased accretion, interest income, and higher note sale gains in 2007, as compared to 2006. As compared to the prior year, the $12 million increase in joint venture equity results primarily reflects strong demand in 2007 for our products in Kapalua, Hawaii and start-up costs in 2006 associated with that joint venture. The $11 million decrease in general, administrative, and other expenses reflected lower program and systems expenses in 2007.

2006 Compared to 2005

Timeshare contract sales increased by 17 percent in 2006. Timeshare segment revenues of $1,840 million and $1,721 million in 2006 and 2005, respectively, include $41 million and $38 million for 2006 and 2005, respectively, of interest income, recorded in our Consolidated Statements of Income on the “Timeshare sales and services” revenue line, associated with Timeshare segment notes receivable. The $119 million increase in Timeshare segment revenues reflects a $90 million increase in Timeshare sales and services revenue, a $27 million increase in cost reimbursements revenue, and $2 million of increased base management fees. The $90 million increase in Timeshare sales and services revenue primarily reflects $77 million of revenue in 2006 from note securitization gains. As detailed earlier in the “Cumulative Effect of Change in Accounting Principle” narrative, note securitization gains of $69 million for 2005 are not reflected in revenue, but instead are a component of gains and other income.

Segment results of $280 million in 2006 increased by $9 million over 2005. The $9 million increase includes an increase of $98 million for Timeshare sales and services revenue net of direct expenses and a $2 million increase in base management fees, partially offset by a decline of $72 million in gains and other income, a $16 million increase in general, administrative, and other expenses, and $3 million of lower joint venture equity earnings. The increase in Timeshare sales and services revenue net of direct expenses of $98 million largely reflects $77 million of revenue in 2006 from note securitization gains. Note securitization gains of $69 million for 2005 are not reflected in revenue, but instead are a component of gains and other income. Also reflected in the $98 million variance, development revenue net of expenses increased by $14 million primarily reflecting lower development expenses in 2006 associated with projects in the early stages of development that did not reach revenue recognition thresholds and the timing of expenses associated with SOP 04-2, implemented in 2006. Additionally, the $98 million variance reflected a $15 million reversal of marketing related contingency reserves and $12 million of higher financing revenue net of expense, partially offset by $21 million of lower services revenue net of expenses. The $3 million decline in equity income primarily reflects start-up losses associated with several new joint ventures, partially offset by improved performance at other joint ventures. The $72 million decline in gains and other income primarily reflected $69 million of note securitization gains in 2005 versus the recording of note securitization gains in revenue for 2006, while the $16 million increase in general, administrative, and other expenses reflected higher program and joint venture development expenses, and customary increases in ordinary costs such as wages and benefits.

Investment in Leveraged Lease

Historically, we had a $23 million investment in an aircraft leveraged lease with Delta, which we acquired in 1994. The gross investment was comprised of rentals receivable and the residual value of the aircraft offset by unearned income. On September 14, 2005, Delta filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and informed us that it wished to restructure the lease. As a result, our investment was impaired and we had recorded pretax charges of approximately $18 million through 2006. We recorded an additional $5 million loss related to this investment in fiscal 2007. We have no remaining exposure related to this historical investment.

Effective Tax Rate

Tax credits contributed by our synthetic fuel operations have significantly reduced our effective tax rate during the last several years. As we exited the business in November 2007 our future effective tax rate is likely to increase significantly, thereby reducing our after-tax profits.

DISCONTINUED OPERATIONS

Synthetic Fuel

The tax credits provided under Internal Revenue Code Section 45K were only available for the production and sale of synthetic fuels produced from coal through December 31, 2007. Given high oil prices during 2007 and the anticipated and related phase-out of a significant portion of tax credits available for synthetic fuel produced and sold in 2007, we permanently ceased operations at our synthetic fuel facilities on November 3, 2007 and report this business as a discontinued operation. See Footnote No. 2, “Discontinued Operations,” and Footnote No. 17, “Contingencies,” in this report for additional information regarding the Synthetic Fuel segment.

2007 Compared to 2006

For 2007, the synthetic fuel operation generated revenue of $352 million versus revenue of $165 million for the prior year, primarily reflecting higher production in 2007. Production in 2006 reflected production suspensions instituted in response to high oil prices. Income from the Synthetic Fuel segment declined from $5 million in 2006 to a loss of $1 million in 2007, primarily reflecting increased operating losses associated with higher production in 2007, partially offset by increased revenue and increased tax credits associated with higher production and, on the increased operating losses, a higher tax benefit. Results for 2007 also reflect an estimated 70.71 percent phase-out of tax credits due to high oil prices versus a phase-out that was estimated at year-end 2006 to be 39 percent for 2006. Additionally, results in 2007 reflect interest costs of $8 million associated with hedges entered into in response to high oil prices.

2006 Compared to 2005

For 2006, the synthetic fuel operation generated revenue of $165 million versus revenue of $421 million for the prior year, primarily reflecting significantly lower production in 2006 as a result of production suspensions instituted in response to high oil prices. Income from the Synthetic Fuel segment declined from $125 million in 2005 to $5 million in 2006, primarily as a result of both lower production in 2006 and the estimated 39 percent phase-out of tax credits at year-end 2006 due to high oil prices in 2006. Additionally, results in 2006 reflect interest costs of $4 million associated with hedges entered into in response to high oil prices. Segment results for 2006 also reflect a $5 million charge reflecting the write-down of assets at the Alabama production facility as the adjacent mine was closed at year-end and we did not anticipate operating the facility again at this location.

Distribution Services

In 2005, we had income, net of tax, of $1 million associated with the distribution services business that we exited in 2002.

New Accounting Standards

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on December 30, 2006, the first day of our 2007 fiscal year. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which seeks to standardize practices associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48 of $155 million as an adjustment to the opening balance of retained earnings and additional paid-in-capital on December 30, 2006, the first day of our 2007 fiscal year. See Footnote No. 3, “Income Taxes,” for additional information.

Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140”

We adopted FASB’s FAS No. 156 on December 30, 2006, the first day of our 2007 fiscal year. FAS No. 156 requires that all separately recognized servicing assets and liabilities initially be measured at fair value, if practicable. It also allows an entity to subsequently elect fair value measurement for its servicing assets and liabilities. We recorded the cumulative effect of applying FAS No. 156, of $1 million, net of tax, as an adjustment to the opening balance of retained earnings on December 30, 2006. See Footnote No. 11, “Asset Securitizations,” for additional information.

Future Adoption of Accounting Standards

EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums”

In November 2006, the Emerging Issues Task Force of FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 will require condominium sales to meet the continuing investment criterion in FAS No. 66 in order to recognize profit under the percentage of completion method. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007, which for us begins with our 2008 fiscal year. The cumulative effect of applying EITF 06-8, if any, will be recorded as an adjustment to the opening balance of retained earnings in the year of adoption. We do not expect the impact of adoption of EITF 06-8 to be material.

FAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”). This standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for us begins with our 2008 fiscal year. Provisions of FAS No. 157 must be applied prospectively as of the beginning of the first fiscal year in which FAS No. 157 is applied. In November 2007, the FASB agreed to partially defer the effective date, for one year, of FAS No. 157, for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the impact that FAS No. 157 will have on our financial statements.

Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which for us begins with our 2008 fiscal year. We do not expect to elect the fair value measurement option for any financial assets or liabilities at the present time.

EITF Issue No. 07-6, “Accounting for Sales of Real Estate Subject to the Requirements of FASB Statement No. 66, ‘Accounting for Sales of Real Estate,’ When the Agreement Includes a Buy-Sell Clause”

In December 2007, the EITF reached a consensus on EITF Issue No. 07-6, “Accounting for Sales of Real Estate Subject to the Requirements of FASB Statement No. 66, ‘Accounting for Sales of Real Estate,’ When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”). EITF 07-6 clarifies whether a buy-sell clause is a prohibited form of continuing involvement that would preclude partial sales treatment under FAS No. 66. EITF 07-6 is effective for new arrangements entered into and assessments of existing transactions originally accounted for under the deposit, profit-sharing, leasing, or financing methods for reasons other than the exercise of a buy-sell clause performed in fiscal years beginning after December 15, 2007, which for us begins with our 2008 fiscal year. We do not expect EITF 07-6 to have a material impact on our financial statements.

Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”

On December 4, 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) will significantly change the accounting for business combinations. Under FAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year. We are currently evaluating the impact that FAS No. 141(R) will have on our financial statements.

Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51”

On December 4, 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin (“ARB”) No. 51” (“FAS No. 160”). FAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. FAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. FAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year. We are currently evaluating the impact that FAS No. 160 will have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Our Credit Facilities

We are party to a multicurrency revolving credit agreement that provides for borrowings and letters of credit and supports our commercial paper program. On May 14, 2007, we amended and restated this facility to increase the aggregate borrowings available under the facility from $2 billion to $2.5 billion and extended the expiration of the facility from 2011 to 2012. The material terms of the amended and restated credit agreement were otherwise unchanged. Borrowings under the facility bear interest at the London Interbank Offered Rate (LIBOR) plus a spread based on our public debt rating. Additionally, we pay annual fees on the facility at a rate also based on our public debt rating. We do not anticipate that fluctuations in the availability of the commercial paper market will affect our liquidity because of the flexibility provided by our credit facility. We classify commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis.

At year-end 2007, our available borrowing capacity amounted to $2.151 billion and reflected borrowing capacity of $2.5 billion under the credit facility, plus our cash balance of $332 million, less letters of credit outstanding totaling $96 million, and less $585 million of outstanding commercial paper supported by the facility. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements. We periodically evaluate opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons, or to further strengthen our financial position.

We issue short-term commercial paper in the United States and in Europe. Our commercial paper issuances are subject to the then-current demand for our commercial paper in each of these markets, as we have no commitments from buyers to purchase our commercial paper. We reserve unused capacity under our credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature.

We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We expect that part of our financing and liquidity needs will continue to be met through commercial paper borrowings and access to long-term committed credit facilities. If conditions in the lodging industry deteriorate, or if disruptions in the commercial paper market take place as they did in the immediate aftermath of September 11, 2001, we may be unable to place some or all of our commercial paper on a temporary or extended basis and may have to rely more on borrowings under the credit facility, which may or may not carry a higher cost than commercial paper.

Cash from Operations

Cash from operations, depreciation expense, and amortization expense for the last three fiscal years are as follows:

($ in millions)	2007	2006	2005
Cash from operations	$778	$970	$840
Depreciation expense	162	155	156
Amortization expense	35	33	28

Our ratio of current assets to current liabilities was roughly 1.2 to 1.0 at year-end 2007 and 1.3 to 1.0 at year-end 2006. We minimize working capital through cash management, strict credit-granting policies, aggressive collection efforts, and high inventory turnover. We also have significant borrowing capacity under our revolving credit facility should we need additional working capital.

Our ratios of earnings to fixed charges for the last five fiscal years, the calculations of which are detailed in Exhibit 12 to this report, are as follows:

Fiscal Years
2007	2006	2005	2004	2003
4.3x	5.3x	4.6x	4.9x	3.9x

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

($ in millions)	2007	2006	2005
Timeshare segment development (in excess of) less than cost of sales	$(55)	$(83)	$40
New Timeshare segment mortgages, net of collections	(559)	(537)	(441)
Note repurchases	(30)	(55)	(23)
Financially reportable sales (in excess of) less than closed sales	(16)	61	(57)
Note sale gains	(81)	(77)	(69)
Note sale proceeds	515	508	399
Collection on retained interests in notes sold and servicing fees	106	96	90
Other cash (outflows) inflows	(35)	(17)	26

Net cash outflows from Timeshare segment activity	$(155)	$(104)	$(35)

Our ability to sell Timeshare segment notes is dependent upon continued liquidity within the asset-backed and broader structured credit markets. While the recent dislocation in the capital markets has resulted in a general reduction in liquidity for new asset-backed issuances, we believe that demand remains sufficient for our continued sale of Timeshare segment notes, albeit at somewhat less favorable terms. If the liquidity of the markets decreases further, or the underlying quality of any future Timeshare segment notes we originate were to deteriorate, we might have increased difficulty or be unable to consummate such sales, although we do not expect such deterioration.

Investing Activities Cash Flows

Capital Expenditures and Other Investments. Capital expenditures of $671 million in 2007, $529 million in 2006, and $780 million in 2005 included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. Timeshare segment development expenditures, which are included in “Cash from Operations,” as noted in that section’s narrative, are not reflected in these numbers. Over time, we have sold lodging properties under development subject to long-term management agreements. The ability of third-party purchasers to raise the necessary debt and equity capital depends in part on the perceived risks inherent in the lodging industry and other constraints inherent in the capital markets as a whole. Although we expect to continue to consummate such real estate sales, if we were unable to do so, our liquidity could decrease and we could have increased exposure to the operating risks of owning real estate. We monitor the status of the capital markets and regularly evaluate the potential impact on our business operations of changes in capital market conditions. We also expect to continue to make other investments in connection with adding units to our lodging business. These investments include loans and minority equity investments.

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

At the end of 2007, we were party to a venture that developed and marketed fractional ownership and residential interests. Subsequent to year-end 2007, we purchased our partner’s interest in the joint venture. Concurrent with this transaction, we purchased additional land from our partner as well. Cash consideration for this transaction totaled $37 million and we acquired assets and liabilities totaling $74 million and $37 million, respectively, on the date of purchase.

Dispositions. Property and asset sales generated cash proceeds of $745 million in 2007, $798 million in 2006, and $298 million in 2005. In 2007, we closed on the sales of 13 properties and five joint venture investments. Cash proceeds of $90 million for a parcel of land sold in 2007 are not reflected in the $745 million as the proceeds were initially recorded as a deposit because of a contingency. Accordingly, these proceeds impacted the “Other investing activities” section of our Consolidated Statements of Cash Flows rather than “Dispositions.”

Loan Activity. We have made loans to owners of hotels that we operate or franchise, typically to facilitate the development of a new hotel. Based on historical experience, over time we expect these owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. Loan collections and sales, net of advances during 2007, amounted to $75 million. Lodging senior loans outstanding totaled

$7 million (which included a current portion of $4 million) at year-end 2007 and $9 million (which included a current portion of $1 million) at year-end 2006. Lodging mezzanine and other loans totaled $206 million (which included a current portion of $18 million) at year-end 2007 and $268 million (which included a current portion of $32 million) at year-end 2006. In 2007 our notes receivable balance associated with Lodging senior loans and Lodging mezzanine and other loans, declined by $64 million and primarily reflects the repayment or sale of several loans and the reserve against an underperforming loan.

Equity and Cost Method Investments. Cash outflows of $40 million in 2007 associated with equity and cost method investments primarily reflects our investments in two joint ventures. Cash outflows of $95 million in 2006 associated with equity and cost method investments primarily reflects our investments in three joint ventures. Cash outflows of $216 million in 2005 associated with equity and cost method investments primarily reflects our establishment in 2005 of a 50/50 joint venture with Whitbread PLC (“Whitbread”). For additional information regarding Whitbread see Footnote No. 10, “Marriott and Whitbread Joint Venture” in our 2006 Form 10-K.

Cash from Financing Activities

Debt. Debt increased by $1,132 million in 2007, from $1,833 million to $2,965 million at year-end 2007, due to the issuance of $346 million (book value at issuance) of Series I Senior Notes (described more fully below), the issuance of $397 million (book value at issuance) of Series J Senior Notes (described more fully below), a net increase in commercial paper outstanding of $270 million and other debt increases of $119 million. Debt increased by $96 million in 2006, from $1,737 million to $1,833 million at year-end 2006, due to the issuance of $349 million (book value at issuance) of Series H Senior Notes, partially offset by a net reduction in commercial paper outstanding of $184 million, and other debt decreases of $69 million.

In 2007, we issued $350 million of aggregate principal amount of 6.375 percent Series I Senior Notes due 2017. The offering of the notes closed on June 25, 2007. We received net proceeds before expenses of approximately $346 million from this offering, after deducting the underwriting discount and estimated expenses of the offering. We used these proceeds for general corporate purposes, including the repayment of commercial paper borrowings. Interest on these notes will be paid on June 15 and December 15 of each year, and commenced on December 15, 2007. The notes will mature on June 15, 2017, and are redeemable, in whole or in part, at any time and from time to time under the terms provided in the form of note.

Also in 2007, we issued $400 million of aggregate principal amount of 5.625 percent Series J Senior Notes due 2013. The offering of the notes closed on October 19, 2007. We received net proceeds before expenses of approximately $396 million from this offering, after deducting the underwriting discount and estimated expenses of the offering. We used these proceeds for general corporate purposes, including working capital, acquisitions, stock repurchases and the repayment of commercial paper borrowings. Interest on these notes will be paid on February 15 and August 15 of each year, and commenced on February 15, 2008. The notes will mature on February 15, 2013, and are redeemable, in whole or in part, at any time and from time to time under the terms provided in the form of note.

Both the Series I Senior Notes and the Series J Senior Notes were issued under an indenture with The Bank of New York, successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, dated as of November 16, 1998.

Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt and reducing our working capital. At year-end 2007, our long-term debt had an average interest rate of 6.0 percent and an average maturity of approximately 5.9 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.8 to 1.0 at year-end 2007. At the end of 2007, we had long-term public debt ratings of BBB from Standard and Poor’s and Baa2 from Moody’s.

Subsequent to year-end 2007, on January 15, 2008, we made a $94 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series E Senior Notes.

Share Repurchases. We purchased 41.0 million shares of our Class A Common Stock in 2007 at an average price of $43.32 per share, 41.5 million shares of our Class A Common Stock in 2006 at an average price of $38.13 per share, and 51.4 million shares of our Class A Common Stock in 2005 at an average price of $32.12 per share. We purchase shares in the open market and in privately negotiated transactions. As of year-end 2007, 33.2 million shares remained available for repurchase under authorizations from our Board of Directors.

Dividends. In April 2007, our Board of Directors increased the quarterly cash dividend by 2 percent to $0.0750 per share.

Contractual Obligations and Off Balance Sheet Arrangements

The following table summarizes our contractual obligations as of year-end 2007:

Contractual Obligations

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$3,855	$300	$405	$596	$2,554
Capital lease obligations (1)	12	1	2	2	7
Operating leases where we are the primary obligor:
Recourse	1,394	121	256	219	798
Non-recourse	439	21	30	30	358
Operating leases where we are secondarily liable	166	30	60	43	33
Other long-term liabilities	110	3	14	5	88

Total contractual obligations	$5,976	$476	$767	$895	$3,838

(1)      Includes principal as well as interest payments.

The total amount of unrecognized tax benefits as of year-end 2007 was $132 million and is not reflected in the Contractual Obligations table. As a large taxpayer, we are under continual audit by the Internal Revenue Service and other taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 52-week period. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur. See Footnote No. 3, “Income Taxes,” for additional information.

The following table summarizes our commitments as of year-end 2007:

Other Commercial Commitments

		Amount of Commitment Expiration Per Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total guarantees where we are the primary obligor	$315	$21	$89	$49	$156
Total guarantees where we are secondarily liable	322	46	91	112	73

Total other commercial commitments	$637	$67	$180	$161	$229

Our guarantees where we are the primary obligor of $315 million listed in the preceding table include $41 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties.

The guarantees where we are secondarily liable of $322 million in the preceding table include $245 million of guarantees that expire in the years 2011 through 2013, related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”), which subsequently merged with Health Care Property Investors, Inc., is the primary obligor of the remainder of the lifecare bonds. Prior to our sale of the Senior Living Services business in 2003, these preexisting guarantees were guarantees by us of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

The guarantees in the preceding table for which we are secondarily liable include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $7 million and total remaining rent payments through the initial term of approximately $77 million. Most of these obligations expire at the end of the 2023 calendar year. CTF has made available €35 million in cash collateral in the event that we are required to fund under such guarantees (approximately €7 million [$11 million] remained at year-end 2007). As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $77 million will decline. Since the time we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future.

Furthermore, in addition to the guarantees noted in the preceding table, we have provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $586 million. Payments for cost overruns for this project will be satisfied by the joint venture via contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is

34 percent. We do not expect to fund under this guarantee. We have also provided a project completion guarantee to another lender for a project with an estimated aggregate total cost of $80 million. Payments for cost overruns for this project will be satisfied by the joint venture via contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 25 percent. We do not expect to fund under this guarantee. The carrying value of the liabilities associated with these two project completion guarantees is $7 million.

In addition to the guarantees described above, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of the actions of the other joint venture owner or our own actions.

In addition to the guarantees noted previously, as of year-end 2007, we had extended approximately $4 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $2 million within one year. We do not expect to fund the remaining $2 million of commitments, which expire after five years.

At year-end 2007, we also have commitments to invest up to $44 million of equity for minority interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel anchored mixed-use real estate projects, which expire as follows: $14 million in one to two years; and $30 million in three to five years. As of year-end 2007, we also have a commitment to invest up to $25 million in a joint venture of which we have funded $12 million and have $13 million remaining that we expect to fund within one year. As of year-end 2007, we also had a commitment to invest up to $29 million (€20 million) in a joint venture in which we are an investor. We currently do not expect to fund under this commitment.

At year-end 2007 we had $96 million of letters of credit outstanding on our behalf, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of year-end 2007 totaled $468 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

In the normal course of the hotel management business, we enter into purchase commitments to manage the daily operating needs of hotels we manage for owners. Since we are reimbursed from the cash flows of the hotels, these obligations have minimal impact on our net income and cash flow.

RELATED PARTY TRANSACTIONS

Equity Method Investments

We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. In addition, in some cases we provide loans, preferred equity or guarantees to these entities. Our ownership interest in these equity method investments generally varies from 10 to 50 percent. The amount of consolidated retained earnings that represents undistributed earnings attributable to our equity investments totaled $9 million at year-end 2007.

The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

($ in millions)	2007	2006	2005
Base management fees	$56	$62	$83
Franchise fees	1	2	2
Incentive management fees	26	22	14
Cost reimbursements	510	649	936
Owned, leased, corporate housing, and other revenue	—	—	19

Total revenue	$593	$735	$1,054

General, administrative, and other	$(4)	$(1)	$(19)
Reimbursed costs	(510)	(649)	(936)
Gains and other income	25	28	54
Interest expense	(1)	(1)	—
Interest income	4	4	31
(Provision for) reversal of provision for loan losses	(12)	1	—
Equity in earnings	15	3	36

Balance Sheet Data

($ in millions)	At Year-end 2007	At Year-end 2006
Current assets-accounts and notes receivable	$42	$76
Deferred development	2	—
Contract acquisition costs	33	34
Equity and cost method investments	316	377
Loans to equity method investees	21	27
Long-term deferred tax asset, net	1	4
Current liabilities:
Other payables and accruals	(2)	(2)
Other long-term liabilities	(16)	(13)

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if:

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

Marriott Rewards

Marriott Rewards is our frequent guest loyalty program. Marriott Rewards members earn points based on their monetary spending at our lodging operations, purchases of timeshare interval, fractional ownership, and residential products and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by car rental and credit card companies. Points, which we track on members’ behalf, can be redeemed for stays at most of our lodging operations, airline tickets, airline frequent flyer program miles, rental cars, and a variety of other awards; however, points cannot be redeemed for cash. We provide Marriott Rewards as a marketing program to participating properties. We charge the cost of operating the program, including the estimated cost of award redemption, to properties based on members’ qualifying expenditures.

We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We determine the fair value of the future redemption obligation based on statistical formulas that project timing of future point redemption based on historical levels, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. These judgment factors determine the required liability for outstanding points.

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

Loan Loss Reserves

Lodging Senior Loans and Lodging Mezzanine and Other Loans

We measure loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows, that assumes certain growth projections which may or may not occur, or the estimated fair value of the collateral. We apply our loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. Where we determine that a loan is impaired, we recognize interest income on a cash basis. At year-end 2007, our recorded investment in impaired loans was $112 million. We had a $92 million allowance for credit losses, leaving $20 million of our investment in impaired loans for which there was no related allowance for credit losses. At year-end 2006, our recorded investment in impaired loans was $92 million. We had a $70 million allowance for credit losses, leaving $22 million of our investment in impaired loans for which there was no related allowance for credit losses. During 2007 and 2006, our average investment in impaired loans totaled $102 million and $138 million, respectively.

Loans to Timeshare Owners

In accordance with the adoption of SOP 04-2 in 2006, we record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time we recognize profit on a timeshare sale. We assess uncollectibility based on pools of receivables, because we hold large numbers of homogeneous timeshare notes receivable. We estimate uncollectibles based on historical activity for similar timeshare notes receivable over the past three years. We use a technique referred to as static pool analysis, which tracks uncollectibles for each year’s sales over the life of those notes. At year-end 2007 and year-end 2006, our allowance for credit losses associated with “Loans to timeshare owners” totaled $19 million and $29 million, respectively.

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

Changes in existing laws and rates and their related interpretations, and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

OTHER MATTERS

Inflation

Inflation has been moderate in recent years and has not had a significant impact on our businesses.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign exchange rates, and debt and equity prices, and with respect to our synthetic fuel business, changes in oil prices. We manage our exposure to these risks by monitoring available financing alternatives, through development and application of credit granting policies and by entering into derivative arrangements. We do not foresee any significant changes in either our exposure to fluctuations in interest rates or foreign exchange rates or how such exposure is managed in the future.

We are exposed to interest rate risk on our floating-rate notes receivable, our residual interests retained in connection with the sale of Timeshare segment notes receivable and the fair value of our fixed-rate notes receivable. Changes in interest rates also impact our floating-rate long-term debt and the fair value of our fixed-rate long-term debt.

We are also subject to risk from changes in debt and equity prices from our investments in debt securities and common stock, which have a carrying value of $55 million at year-end 2007, which we account for as available-for-sale securities under FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, we do not use derivatives for trading or speculative purposes.

At year-end 2007, we were party to the following derivative instruments:

•

An interest rate swap agreement under which we receive a floating rate of interest and pay a fixed rate of interest. The swap modifies our interest rate exposure by effectively converting a note receivable with a fixed rate to a floating rate. The aggregate notional amount of the swap was $92 million and it matures in 2010.

•

Four outstanding interest rate swap agreements to manage interest rate risk associated with the residual interests we retain in conjunction with our timeshare note sales. Historically, we have been required by purchasers and/or rating agencies to utilize interest rate swaps to protect the excess spread within our sold-note pools. The aggregate notional amount of the swaps was $157 million, and they expire through 2022.

•

Option contracts to hedge the potential volatility of earnings and cash flows associated with variations in foreign exchange rates during 2008. The aggregate dollar equivalent of the notional amounts of the contracts was approximately $86 million, and they expire throughout 2008.

•

Forward contracts to hedge forecasted transactions for contracts denominated in foreign currencies. The aggregate dollar equivalent of the notional amounts was approximately $58 million, and they expire in 2008 and 2010.

•

Forward foreign exchange contracts to manage the foreign currency exposure related to certain monetary assets. The aggregate dollar equivalent of the notional amounts of the forward contracts was $133 million at year-end 2007.

•

Oil price hedges to manage the volatility associated with oil prices and the uncertainty surrounding the potential phase-out of tax credits in 2007. The hedges cover 19 million barrels of oil and expired on December 31, 2007.

The following table sets forth the scheduled maturities and the total fair value of our derivatives and other financial instruments as of year-end 2007:

	Maturities by Period
($ in millions)	2008	2009	2010	2011	2012	There- after	Total Carrying Amount	Total Fair Value
Assets-Maturities represent expected principal receipts, fair values represent assets.

Timeshare segment notes receivable	$68	$47	$42	$38	$38	$243	$476	$476
Average interest rate							12.70%

Fixed-rate notes receivable	$17	$4	$88	$—	$—	$25	$134	$138
Average interest rate							12.05%

Floating-rate notes receivable	$4	$—	$4	$20	$19	$32	$79	$79
Average interest rate							7.04%

Residual interests	$81	$55	$36	$24	$16	$26	$238	$238
Average interest rate							9.02%

Liabilities-Maturities represent expected principal payments, fair values represent liabilities.

Fixed-rate debt	$(137)	$(113)	$(47)	$(14)	$(354)	$(1,639)	$(2,304)	$(2,338)
Average interest rate							6.12%

Floating-rate debt	$(34)	$—	$—	$—	$—	$(585)	$(619)	$(619)
Average interest rate							5.53%

NOTE: We classify commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis.

Derivatives-Maturities represent notional amounts; fair values represent assets (liabilities).

Interest Rate Swaps:

Fixed to variable	$—	$—	$93	$—	$238	$123	$(7)	$(7)
Average pay rate							4.02%
Average receive rate							3.64%

Variable to fixed	$—	$—	$—	$—	$—	$34	$—	$—
Average pay rate							5.23%
Average receive rate							4.01%

Forward Foreign Exchange Contracts:

Fixed (EUR) to Fixed (USD)	$69	$—	$—	$—	$—	$—	$—	$—
Average exchange rate							1.47

Fixed (GBP) to Fixed (USD)	$46	$—	$—	$—	$—	$—	$—	$—
Average exchange rate							2.00

Fixed (HKD) to Fixed (USD)	$38	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.13

Fixed (MXN) to Fixed (USD)	$13	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.09

Fixed (JPY) to Fixed (USD)	$3	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.01

Fixed (CAD) to Fixed (USD)	$43	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							1.02

Fixed (THB) to Fixed (USD)	$39	$—	$25	$—	$—	$—	$—	$—
Average Exchange Rate							0.03

Oil Price Hedges:

Contract Amount	$14	$—	$—	$—	$—	$—	$4	$4
(Contract volume is 19 million barrels)

Item 8.	Financial Statements and Supplementary Data.

The following financial information is included on the pages indicated:

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Marriott International, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 28, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on internal control over financial reporting, a copy of which appears on the next page of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Marriott International, Inc.:

We have audited Marriott International, Inc.’s internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Marriott International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting - included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Marriott International, Inc. maintained in all material respects, effective internal control over financial reporting as of December 28, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marriott International, Inc. as of December 28, 2007 and December 29, 2006, and the related consolidated statements of income, cash flows, comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended December 28, 2007, of Marriott International, Inc. and our report dated February 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marriott International, Inc.:

We have audited the accompanying consolidated balance sheets of Marriott International, Inc. as of December 28, 2007 and December 29, 2006, and the related consolidated statements of income, cash flows, comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended December 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott International, Inc. as of December 28, 2007 and December 29, 2006, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and FASB Statement No. 156, “Accounting for Servicing of Financial Assets.” In 2006 the Company changed its accounting for real estate time-sharing transactions in connection with the adoption of Statement of Position 04-2, “Accounting for Real Estate Time-sharing Transactions,” and changed its accounting for stock-based compensation in connection with the adoption of FASB Statement No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marriott International, Inc.’s internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 14, 2008

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years 2007, 2006, and 2005

($ in millions, except per share amounts)

	2007	2006	2005
REVENUES
Base management fees (1)	$620	$553	$497
Franchise fees (1)	439	390	329
Incentive management fees (1)	369	281	201
Owned, leased, corporate housing, and other revenue (1)	1,240	1,119	944
Timeshare sales and services (including note sale gains of $81 million for 2007 and $77 million for 2006)	1,747	1,577	1,487
Cost reimbursements (1)	8,575	8,075	7,671

	12,990	11,995	11,129
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	1,062	936	778
Timeshare-direct	1,397	1,220	1,228
Reimbursed costs (1)	8,575	8,075	7,671
General, administrative, and other (1)	768	677	753

	11,802	10,908	10,430

OPERATING INCOME	1,188	1,087	699
Gains and other income (1)	97	74	149
Interest expense (1)	(184)	(124)	(106)
Interest income (1)	38	49	79
(Provision for) reversal of provision for loan losses (1)	(17)	3	(28)
Equity in earnings (1)	15	3	36

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	1,137	1,092	829
Provision for income taxes	(441)	(380)	(284)
Minority interest	1	—	(2)

INCOME FROM CONTINUING OPERATIONS	697	712	543
Cumulative effect of change in accounting principle, net of tax	—	(109)	—
Discontinued operations, net of tax	(1)	5	126

NET INCOME	$696	$608	$669

EARNINGS PER SHARE-Basic
Earnings from continuing operations	$1.85	$1.76	$1.26
Losses from cumulative effect of accounting change	—	(0.27)	—
Earnings from discontinued operations	—	0.01	0.29

Earnings per share	$1.85	$1.50	$1.55

EARNINGS PER SHARE-Diluted
Earnings from continuing operations	$1.75	$1.65	$1.17
Losses from cumulative effect of accounting change	—	(0.25)	—
Earnings from discontinued operations	—	0.01	0.28

Earnings per share	$1.75	$1.41	$1.45

DIVIDENDS DECLARED PER SHARE	$0.2875	$0.2400	$0.2000

(1)	See Footnote No. 21, “Related Party Transactions,” of the Notes to Consolidated Financial Statements for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

Fiscal Year-end 2007 and 2006

($ in millions)

	2007	2006
ASSETS
Current assets
Cash and equivalents	$332	$191
Accounts and notes receivable (1)	1,148	1,060
Inventory	1,557	1,186
Current deferred taxes, net	185	200
Assets held for sale	123	411
Discontinued operations	53	91
Other	174	180

	3,572	3,319

Property and equipment	1,329	1,233

Intangible assets
Goodwill	921	921
Contract acquisition costs (1)	635	575

	1,556	1,496

Equity and cost method investments (1)	343	402

Notes receivable
Loans to equity method investees (1)	21	27
Loans to timeshare owners	408	316
Other notes receivable	171	217

	600	560

Other long-term receivables	176	178
Deferred taxes, net (1)	678	665
Other (1)	688	735

	$8,942	$8,588

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$175	$15
Accounts payable (1)	789	658
Accrued payroll and benefits	642	614
Liability for guest loyalty program	421	384
Liabilities of assets held for sale	—	102
Timeshare segment deferred revenue	101	178
Liabilities related to discontinued operations	13	55
Other payables and accruals (1)	735	516

	2,876	2,522

Long-term debt	2,790	1,818
Liability for guest loyalty program	971	847
Self-insurance reserves	182	184
Other long-term liabilities (1)	694	599

Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,531	3,617
Retained earnings	3,332	2,860
Treasury stock, at cost	(5,490)	(3,908)
Accumulated other comprehensive income	51	44

	1,429	2,618

	$8,942	$8,588

(1)	See Footnote No. 21, “Related Party Transactions,” of the Notes to Consolidated Financial Statements for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years 2007, 2006, and 2005

($ in millions)

	2007	2006	2005
OPERATING ACTIVITIES
Net income	$696	$608	$669
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	197	188	184
Minority interest	(3)	(7)	(44)
Income taxes	(150)	(76)	(86)
Timeshare activity, net	(155)	(104)	(35)
Liability for guest loyalty program	122	113	125
Cumulative effect of change in accounting principle	—	109	—
Working capital changes and other	71	139	27

Net cash provided by operating activities	778	970	840

INVESTING ACTIVITIES
Capital expenditures	(671)	(529)	(780)
Dispositions	745	798	298
Loan advances	(31)	(59)	(56)
Loan collections and sales	106	121	706
Equity and cost method investments	(40)	(95)	(216)
Purchase of available-for-sale securities	—	(27)	(15)
Sale of available-for-sale securities	43	—	—
Other	(27)	(90)	(67)

Net cash provided by (used in) investing activities	125	119	(130)

FINANCING ACTIVITIES
Commercial paper, net	258	(188)	499
Issuance of long-term debt	820	352	356
Repayment of long-term debt	(153)	(17)	(523)
Debt exchange consideration, net	—	—	(29)
Issuance of Class A Common Stock	203	378	125
Dividends paid	(105)	(93)	(84)
Purchase of treasury stock	(1,757)	(1,546)	(1,644)
Other	(28)	15	26

Net cash used in financing activities	(762)	(1,099)	(1,274)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	141	(10)	(564)
CASH AND EQUIVALENTS, beginning of year	191	201	765

CASH AND EQUIVALENTS, end of year	$332	$191	$201

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years 2007, 2006, and 2005

($ in millions)

	2007	2006	2005
Net income	$696	$608	$669
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	35	28	(25)
Other derivative instrument adjustments	(2)	—	(2)
Unrealized losses on available-for-sale securities	(8)	27	7
Reclassification of gains upon sale of available-for-sale securities	(18)	—	—

Total other comprehensive income (loss)	7	55	(20)

Comprehensive income	$703	$663	$649

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years 2007, 2006, and 2005

(in millions, except per share amounts)

Common Shares Outstanding		Class A Common Stock	Additional Paid-in- Capital	Deferred Compensation	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
451.6	Balance at fiscal year-end 2004	$5	$3,421	$(108)	$1,951	$(1,197)	$9
—	Net income	—	—	—	669	—	—
—	Dividends ($0.2000 per share)	—	—	—	(87)	—	—
11.6	Employee stock plan issuance and other	—	141	(29)	(33)	180	(20)
(51.4)	Purchase of treasury stock	—	—	—	—	(1,650)	—
411.8	Balance at fiscal year-end 2005	5	3,562	(137)	2,500	(2,667)	(11)
—	Net income	—	—	—	608	—	—
—	Dividends ($0.2400 per share)	—	—	—	(96)	—	—
19.2	Employee stock plan issuance and other	—	192	—	(152)	343	55
—	Impact of adoption of FAS No. 123(R)	—	(137)	137	—	—	—
(41.5)	Purchase of treasury stock	—	—	—	—	(1,584)	—
389.5	Balance at fiscal year-end 2006	5	3,617	—	2,860	(3,908)	44
—	Impact of adoption of FAS No.156	—	—	—	1	—	—
—	Impact of adoption of FIN 48	—	(121)	—	(34)	—	—
389.5	Opening balance fiscal year 2007	5	3,496	—	2,827	(3,908)	44
—	Net income	—	—	—	696	—	—
—	Dividends ($0.2875 per share)	—	—	—	(107)	—	—
8.6	Employee stock plan issuance and other	—	35	—	(84)	195	7
(41.0)	Purchase of treasury stock	—	—	—	—	(1,777)	—
357.1	Balance at fiscal year-end 2007	$5	$3,531	$—	$3,332	$(5,490)	$51

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (together with its subsidiaries, “we,” “us,” or the “Company”).

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates.

As a result of the discontinuation of our synthetic fuel business on November 3, 2007, the balances and activities of the synthetic fuel reportable segment have been segregated and reported as discontinued operations for all periods presented.

At the beginning of our 2006 fiscal year, we adopted Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions,” (“SOP 04-2”) as issued by the American Institute of Certified Public Accountants. The American Resort Development Association, a timeshare trade association of which we are a member and the Staff of the Securities and Exchange Commission (“SEC”) had communications regarding SOP 04-2 and the income statement presentation of timeshare note securitization gains. As a result of those communications, we now classify Timeshare segment note securitization gains within our “Timeshare sales and services” revenue caption. Accordingly, Timeshare sales and services revenue reflects Timeshare segment note securitization gains of $81 million and $77 million for 2007 and 2006, respectively. Gains from the sale of timeshare notes receivable totaling $69 million for 2005, are classified within the “Gains and other income” caption in our Consolidated Statements of Income.

We have reclassified certain prior year amounts to conform to our 2007 presentation. In our opinion, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2007 and fiscal year-end 2006 and the results of our operations and cash flows for fiscal years 2007, 2006, and 2005. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

Fiscal Year

Our fiscal year ends on the Friday nearest to December 31. Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown in the following table, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-end Date	Fiscal Year	Fiscal Year-end Date
2007	December 28, 2007	2003	January 2, 2004
2006	December 29, 2006	2002	January 3, 2003
2005	December 30, 2005	2001	December 28, 2001
2004	December 31, 2004	2000	December 29, 2000

Revenue Recognition

Our revenues include: (1) base management and incentive management fees; (2) franchise fees; (3) revenues from lodging properties and other businesses owned or leased by us; (4) timeshare sales and services, which also includes resort rental revenue, interest income associated with our “Loans to timeshare owners,” and for 2006 and 2007, Timeshare segment note securitization gains, as noted in the “Basis of Presentation” caption earlier; and (5) cost reimbursements. Management fees comprise a base fee, which is a percentage of the revenues of hotels, and an incentive fee, which is generally based on hotel profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by lodging properties that we manage or franchise.

Base Management and Incentive Management Fees: We recognize base management fees as revenue when earned in accordance with the contract. In interim periods and at year-end, we recognize incentive management fees that would be due as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us.

Franchise Fee Revenue: We recognize franchise fees as revenue in each accounting period as fees are earned from the franchisee.

Owned and Leased Units: We recognize room sales and revenues from other guest services for our owned and leased units when rooms are occupied and services have been rendered.

Timeshare and Fractional Intervals and Condominiums: We recognize sales when: (1) we have received a minimum of 10 percent of the purchase price; (2) the purchaser’s period to cancel for a refund has expired; (3) we deem the receivables to be collectible; and (4) we have attained certain minimum sales and construction levels. We defer all revenue using the deposit method for sales that do not meet all four of these criteria. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are deferred and recognized in earnings using the percentage of completion method.

Timeshare Residential (Stand-Alone Structures): We recognize sales under the full accrual method of accounting when we receive our proceeds and transfer title at settlement.

Cost Reimbursements: We recognize cost reimbursements from managed, franchised, and timeshare properties when we incur the related reimbursable costs.

Other Revenue includes third-party licensing fees, other branding fees, land rental income, and other revenue.

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

Profit Sharing Plan

We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation costs from profit sharing of $107 million in 2007, $86 million in 2006, and $69 million in 2005.

Self-Insurance Programs

We are self-insured for certain levels of property, liability, workers’ compensation and employee medical coverage. We accrue estimated costs of these self-insurance programs at the present value of projected settlements for known and incurred but not reported claims. We use a discount rate of 4.7 percent to determine the present value of the projected settlements, which we consider to be reasonable given our history of settled claims, including payment patterns and the fixed nature of the individual settlements.

We are subject to a variety of assessments related to our insurance activities, including those by state guaranty funds and workers’ compensation second-injury funds. Our liabilities recorded for assessments are reflected within the amounts shown in our Consolidated Balance Sheets on the self-insurance reserves line, are not discounted, and totaled $5 million for both year-end 2007 and year-end 2006. Our liability of $5 million as of year-end 2007 for assessments is expected to be paid by the end of 2008.

Marriott Rewards

Marriott Rewards is our frequent guest loyalty program. Marriott Rewards members earn points based on their monetary spending at our lodging operations, purchases of timeshare interval, fractional ownership, and residential products and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by airlines and credit card companies. Points, which we track on members’ behalf, can be redeemed for stays at most of our lodging operations, airline tickets, airline frequent flyer program miles, rental cars, and a variety of other awards; however, points cannot be redeemed for cash. We provide Marriott Rewards as a marketing program to participating properties. We charge the cost of operating the program, including the estimated cost of award redemption, to properties based on members’ qualifying expenditures.

We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We determine the fair value of the future redemption obligation based on statistical formulas that project timing of future point redemption based on historical levels, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. These judgment factors determine the required liability for outstanding points.

Our management and franchise agreements require that we be reimbursed currently for the costs of operating the program, including marketing, promotion, communication with, and performing member services for the Marriott Rewards members. Due to the requirement that hotels reimburse us for program operating costs as incurred, we receive and recognize the balance of the revenue from properties in connection with the Marriott Rewards program at the time such costs are incurred and expensed. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred and recognize the corresponding expense relating to the costs of the awards redeemed. Our liability for the Marriott Rewards program was $1,392 million at year-end 2007 and $1,231 million at year-end 2006.

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

Restricted Cash

Restricted cash, totaling $153 million and $117 million at year-end 2007 and year-end 2006, respectively, is recorded in the “Other long-term assets” line in the accompanying Consolidated Balance Sheets. Restricted cash primarily consists of deposits received on timeshare interval, fractional ownership, and residential sales that are held in escrow until the contract is closed.

Assets Held for Sale

We consider properties (other than Timeshare segment interval, fractional ownership, and residential products, which we classify as inventory) to be assets held for sale when all of the following criteria are met:

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation.

Assets held for sale totaled $123 million at year-end 2007 and consisted of property and equipment. The $123 million total reflected the following segment composition: North American Full-Service-$17 million; North American Limited-Service-$17 million; and Luxury-$89 million. There were no liabilities of assets held for sale at year-end 2007.

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

In 2007 we reclassified the balances associated with one property, in conformity with other “held and used” properties, as the property no longer satisfied the criteria to be classified as “held for sale.” In conjunction with that reclassification, we recorded depreciation expense of $4 million in 2007 that would have been recognized in 2006 and $4 million in late 2007 that would have been recognized earlier in 2007 had the asset been continuously classified as “held and used.”

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

Loans to Timeshare Owners

We record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time we recognize profit on a timeshare sale. We assess uncollectibility based on pools of receivables because we hold large numbers of homogeneous timeshare notes receivable. We estimate uncollectibles based on historical activity for similar timeshare notes receivable over the past three years. We use a technique referred to as static pool analysis, which tracks uncollectibles for each year’s sales over the life of those notes.

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

The fair value of our available-for-sale securities totaled $55 million and $107 million at year-end 2007 and year-end 2006, respectively. We included net unrealized holding gains on available-for-sale securities of $9 million at year-end 2007 and $35 million at year-end 2006 in accumulated other comprehensive income. The amount of net gains reclassified out of accumulated other comprehensive income as a result of the sale of available-for-sale securities totaled $18 million and zero for 2007 and 2006, respectively. We determined the cost basis of the securities sold using specific identification.

Costs Incurred to Sell Real Estate Projects

We charge the majority of sales and marketing costs we incur to sell timeshares to expense when incurred. Selling and marketing costs capitalized were $6 million at year-end 2007 and $16 million at year-end 2006 and are included in the accompanying Consolidated Balance Sheets in the “Other” caption within the “Current assets” section. If a contract is canceled, we charge unrecoverable direct selling and marketing costs to expense and record deposits forfeited as income.

Residual Interests

We periodically sell notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. We continue to service the notes and transfer all proceeds collected to special purpose entities. We retain servicing assets and other interests in the notes and account for these assets and interests as residual interests. The interests are limited to the present value of cash available after paying financing expenses and program fees and absorbing credit losses. Prior to the start of the 2007 fiscal year, we measured servicing assets at the date of sale at their allocated previous carrying amount based on relative fair value, classified those assets as held to maturity under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS No. 115”), and recorded those assets at amortized cost. On December 30, 2006, the first day of fiscal year 2007, we adopted FAS No. 156, “Accounting for Servicing of Financial Assets-an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 140” (“FAS No. 156”). FAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. It also allows an entity to subsequently elect fair value measurement for its servicing assets and liabilities. In conjunction with the adoption of FAS No. 156, we elected to subsequently measure our servicing assets using the fair value method. Under the fair value method, we carry servicing assets on the balance sheet at fair value and report the changes in fair value, primarily due to changes in valuation inputs and assumptions and to the collection or realization of expected cash flows, in earnings in the period in which the change occurs. For additional information regarding the adoption of FAS No. 156, see Footnote No. 11, “Asset Securitizations.”

We treat the residual interests, including servicing assets, as “trading” securities under the provisions of FAS No. 115. At the dates of sale and at the end of each reporting period, we estimate the fair value of the residual interests, including servicing assets, using a discounted cash flow model. We report changes in the fair values of these residual interests, including servicing assets, through the accompanying Consolidated Statements of Income.

The rate of prepayment of loans serviced is the most significant estimate involved in the measurement process. Estimates of prepayment rates are based on management’s expectations of future prepayment rates, reflecting our historical rate of loan repayments, industry trends, and other considerations. Actual prepayment rates differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates and the availability of alternative financing sources to borrowers. If actual prepayments of the loans being serviced were to occur more slowly than had been projected, the carrying value of servicing assets could increase, and servicing income would exceed previously projected amounts. Accordingly, the servicing assets actually realized, could differ from the amounts initially recorded.

Derivative Instruments

We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, we do not use derivatives for trading or speculative purposes.

We record all derivatives at fair value either as assets or liabilities. We recognize, currently in earnings, changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments. We record changes in the fair value of the hedged item in a fair value hedge as an adjustment to the carrying amount of the hedged item and recognize the change in the fair value of the derivative in earnings in the same income statement line item.

We record the effective portion of changes in fair value of derivatives designated as cash flow hedging instruments as a component of other comprehensive income and report the ineffective portion currently in earnings. We reclassify amounts included in other comprehensive income into earnings in the same period during which the hedged item affects earnings.

Foreign Operations

The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. The functional currency for our consolidated and unconsolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars, and we do the same, as needed, for unconsolidated entities whose functional currency is not the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate income statement accounts using the weighted average exchange rate for the period. We include translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. We report gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions, currently in operating costs and expenses, and those amounted to a $2 million loss in 2007, a $6 million gain in 2006, and a $5 million loss in 2005. Gains and other income for 2007 included $6 million attributable to currency translation adjustment gains, net of losses, from the sale or complete or substantially complete liquidation of investments. There were no similar gains or losses in 2006 or 2005.

New Accounting Standards

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on December 30, 2006, the first day of our 2007 fiscal year. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which seeks to standardize practices associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48 of $155 million as an adjustment to the opening balance of retained earnings and additional paid-in-capital on December 30, 2006, the first day of our 2007 fiscal year. See Footnote No. 3, “Income Taxes,” for additional information.

Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140”

We adopted FASB’s FAS No. 156 on December 30, 2006, the first day of our 2007 fiscal year. FAS No. 156 requires that all separately recognized servicing assets and liabilities initially be measured at fair value, if practicable. It also allows an entity to subsequently elect fair value measurement for its servicing assets and liabilities. We recorded the cumulative effect of applying FAS No. 156, of $1 million, net of tax, as an adjustment to the opening balance of retained earnings on December 30, 2006. See Footnote No. 11, “Asset Securitizations,” for additional information.

Future Adoption of Accounting Standards

EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums”

In November 2006, the Emerging Issues Task Force of FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 will require condominium sales to meet the continuing investment criterion in FAS No. 66 in order to recognize profit under the percentage of completion method. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007, which for us begins with our 2008 fiscal year. The cumulative effect of applying EITF 06-8, if any, will be recorded as an adjustment to the opening balance of retained earnings in the year of adoption. We do not expect the impact of adoption of EITF 06-8 to be material.

Financial Accounting Standards No. 157, “Fair Value Measurements”

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”). This standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for us begins with our 2008 fiscal year. Provisions of FAS No. 157 must be applied prospectively as of the beginning of the first fiscal year in which FAS No. 157 is applied. In November 2007, the FASB agreed to partially defer the effective date, for one year, of FAS No. 157, for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the impact that FAS No. 157 will have on our financial statements.

Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which for us begins with our 2008 fiscal year. We do not expect to elect the fair value measurement option for any financial assets or liabilities at the present time.

EITF Issue No. 07-6, “Accounting for Sales of Real Estate Subject to the Requirements of FASB Statement No. 66, ‘Accounting for Sales of Real Estate,’ When the Agreement Includes a Buy-Sell Clause”

In December 2007, the EITF reached a consensus on EITF Issue No. 07-6, “Accounting for Sales of Real Estate Subject to the Requirements of FASB Statement No. 66, ‘Accounting for Sales of Real Estate,’ When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”). EITF 07-6 clarifies whether a buy-sell clause is a prohibited form of continuing involvement that would preclude partial sales treatment under FAS No. 66. EITF 07-6 is effective for new arrangements entered into and assessments of existing transactions originally accounted for under the deposit, profit-sharing, leasing, or financing methods for reasons other than the exercise of a buy-sell clause performed in fiscal years beginning after December 15, 2007, which for us begins with our 2008 fiscal year. We do not expect EITF 07-6 to have a material impact on our financial statements.

Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”

On December 4, 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) will significantly change the accounting for business combinations. Under FAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year. We are currently evaluating the impact that FAS No. 141(R) will have on our financial statements.

Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51”

On December 4, 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin (“ARB”) No. 51” (“FAS No. 160”). FAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. FAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. FAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year. We are currently evaluating the impact that FAS No. 160 will have on our financial statements.

2.	DISCONTINUED OPERATIONS

Our synthetic fuel operations consisted of four coal-based synthetic fuel production facilities (the “Facilities”). Because tax credits under Section 45K of the Internal Revenue Code are not available for the production and sale of synthetic fuel produced from coal after calendar year-end 2007, and because high oil prices during 2007 will result in the phase-out of a significant portion of the tax credits available for synthetic fuel produced and sold in 2007, on November 3, 2007, we shut down the Facilities and permanently ceased production of synthetic fuel. Accordingly, we now report this business segment as a discontinued operation. The book value of the Facilities was zero at year-end 2007, as the Facilities have been transferred to third parties. Under the site leases for the Facilities, we were required to restore the leased premises to substantially the condition the premises were in when the leases were originally executed. However, we executed agreements with the lessors of the sites pursuant to which we transferred the Facilities to the lessors in exchange for the release of our obligations to restore the leased premises to their original condition. Costs associated with shutting down the synthetic fuel operation and transferring the Facilities to the site lessors were not material.

The following table provides additional income statement and balance sheet information relating to the discontinued operations:

Income Statement Summary

($ in millions)	2007	2006	2005
Revenue	$352	$165	$421

Operating loss	$(113)	$(76)	$(144)
Gains and other (expense) income	(6)	(15)	32
Interest expense	(8)	(4)	—

Loss before income taxes and minority interest	(127)	(95)	(112)

Tax benefit	46	32	23
Tax credits	80	62	167

Total tax benefit	126	94	190

(Loss) income before minority interest	(1)	(1)	78
Minority interest	—	6	47

(Loss) income on discontinued synthetic fuel business, net of tax	(1)	5	125
Income on discontinued distribution services business, net of tax	—	—	1

Discontinued operations, net of tax	$(1)	$5	$126

Balance Sheet Summary

($ in millions)	At Year-end 2007	At Year-end 2006
Property, plant, and equipment	$—	$5
Other assets	53	86
Liabilities	(13)	(55)

3.	INCOME TAXES

We adopted the provisions of FIN 48, on December 30, 2006, the first day of fiscal year 2007. As a result of the implementation of FIN 48, we recorded a $155 million increase in the net liability for unrecognized tax positions, which was recorded as an adjustment to the opening balance of retained earnings and additional paid-in-capital on December 30, 2006. The total amount of unrecognized tax benefits as of year-end 2007 was $132 million. Included in the balance at year-end 2007 were $97 million of tax positions that, if recognized, would impact the effective tax rate. As a large taxpayer, we are under continual audit by the Internal Revenue Service (“IRS”) and other taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 52-week period. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

The unrecognized tax benefit reconciliation from beginning balance to ending balance is as follows:

($ in millions)	Amount
Unrecognized tax benefit at beginning of year (December 30, 2006)	$244
Change attributable to tax positions taken during a prior period	163
Change attributable to tax positions taken during the current period	5
Decrease attributable to settlements with taxing authorities	(279)
Decrease attributable to lapse of statute of limitations	(1)

Unrecognized tax benefit at end of year (December 28, 2007)	$132

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. Our Consolidated Statements of Income for the year ended December 28, 2007, and our Consolidated Balance Sheets as of that date include interest of $18 million and $8 million, respectively.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We are participating in the IRS Compliance Assurance Program (CAP) for the 2006 and 2007 tax years and we intend to participate for 2008. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our 2005 federal income tax return is currently being examined by the IRS in a traditional audit process. In June 2007, we received IRS Revenue Agents Reports for both the 2000 through 2002 and 2003 through 2004 examination cycles. We have fully resolved all issues and are in the final stages of closing these years. Various state, local, and foreign income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

As disclosed in our 2006 Form 10-K, the IRS was then auditing the Company’s federal tax returns for the 2000, 2001, and 2002 fiscal years. As part of that audit, the IRS reviewed a leveraged employee stock ownership plan (“ESOP”) feature of the Company’s Employees’ Profit Sharing, Retirement and Savings Plan (the “Plan”) that was implemented in a transaction (the “ESOP transaction”) on June 13, 2000. Principal and interest on the debt related to the transaction was forgiven over a 26-month period as a mechanism for funding Company contributions of elective deferrals and matching contributions to the Plan. We claimed federal income tax deductions for the forgiven principal on the debt in the amount of $1 billion over that period, along with forgiven interest on the debt. The benefit related to the tax deductions was reflected in equity and did not flow through the provision for income taxes.

On June 7, 2007, we reached a settlement of issues raised during the IRS’ and Department of Labor’s examination of the ESOP feature of the Plan. The settlement resulted in an after-tax charge in the 2007 second quarter totaling $54 million and a reduction in shareholders’ equity of $115 million. The $54 million charge included $35 million of excise taxes (impacting general, administrative, and other expense), $13 million of interest expense on those excise taxes, and $6 million of income tax expense primarily reflecting additional interest. As a result of the settlement, we have made cash payments to the U.S. Treasury and state tax jurisdictions of $205 million through year-end 2007. The remaining cash payments of approximately $1 million are expected to be made in 2008. The payments reflect income taxes, excise taxes, and interest charges. No penalties were assessed.

Total deferred tax assets and liabilities as of year-end 2007 and year-end 2006, were as follows:

($ in millions)	2007	2006
Deferred tax assets	$1,013	$1,042
Deferred tax liabilities	(150)	(177)

Net deferred taxes	$863	$865

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of deferred tax assets and liabilities as of year-end 2007 and year-end 2006, were as follows:

($ in millions)	2007	2006
Self-insurance	$27	$36
Employee benefits	282	250
Deferred income	30	34
Other reserves	42	52
Frequent guest program	101	75
Tax credits	300	383
Net operating loss carry-forwards	132	126
Timeshare financing	(47)	(37)
Property, equipment, and intangible assets	(45)	(32)
Other, net	72	12

Deferred taxes	894	899
Less: valuation allowance	(31)	(34)

Net deferred taxes	$863	$865

At year-end 2007, we had approximately $74 million of tax credits that expire through 2027, $226 million of tax credits that do not expire, and $656 million of net operating losses, of which $360 million expire through 2027. The valuation allowance decreased due to foreign net operating losses that we believe will be realized and the expiration of state net operating losses.

We have made no provision for U.S. income taxes or additional foreign taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($738 million as of year-end 2007) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sold our interests in the affiliates. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings. We conduct business in countries that grant a “holiday” from income taxes for 10- and 30-year periods. The holidays expire through 2034. The aggregate amount of taxes not incurred due to tax “holidays” and the related earnings per share impacts are $22 million ($0.06 per diluted share), $22 million ($0.05 per diluted share), and $11 million ($0.02 per diluted share) for 2007, 2006, and 2005, respectively.

The (provision for) benefit from income taxes consists of:

($ in millions)		2007	2006	2005
Current	- Federal	$(303)	$(287)	$(328)
	- State	(59)	(61)	(56)
	- Foreign	(61)	(56)	(35)

		(423)	(404)	(419)

Deferred	- Federal	(10)	5	108
	- State	1	1	19
	- Foreign	(9)	18	8

		(18)	24	135

		$(441)	$(380)	$(284)

The current tax provision does not reflect the benefits attributable to us relating to the exercise of employee stock options of $115 million in 2007, $194 million in 2006, and $87 million in 2005. Included in the preceding table are tax credits of $4 million in each of 2007 and 2006, and $5 million in 2005. The taxes applicable to other comprehensive income are not material.

A reconciliation of the U.S. statutory tax rate to our effective income tax rate for continuing operations follows:

	2007	2006	2005
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	2.8	2.9	3.0
Nondeductible expenses	1.4	0.3	0.3
Change in valuation allowance	—	(1.9)	1.7
Foreign income	(0.9)	(1.8)	(4.4)
Tax credits	(0.3)	(0.4)	(0.6)
Other, net	0.8	0.1	(0.4)

Effective rate	38.8%	34.2%	34.6%

Cash paid for income taxes, net of refunds, was $350 million in 2007, $169 million in 2006, and $182 million in 2005.

4.	SHARE-BASED COMPENSATION

Under our 2002 Comprehensive Stock and Cash Incentive Plan (“the Comprehensive Plan”), we award: (1) stock options to purchase our Class A Common Stock (“Stock Option Program”); (2) share appreciation rights for our Class A Common Stock; (3) restricted stock units of our Class A Common Stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that are equal to the market price of our Class A Common Stock on the date of grant.

We adopted FAS No. 123(R) using the modified prospective transition method at the beginning of our 2006 first quarter. In accordance with the modified prospective transition method, we did not restate our Consolidated Financial Statements for prior periods to reflect the impact of FAS No. 123(R). For all share-based awards granted after the date we adopted FAS No. 123(R) and for the unvested portion of previously granted share-based awards that were outstanding on that date, FAS No. 123(R) requires that we measure compensation costs related to our share-based payment transactions at fair value on the grant date and that we recognize those costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. Previously, under FAS No. 123 and APB Opinion No. 25, we accounted for our share-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25 and recognized share-based compensation expense for all awards except for our Stock Option Program awards. We recorded share-based compensation expense related to award grants of $62 million in 2005.

Under FAS No. 123(R), we recorded share-based compensation expense related to award grants of $104 million in 2007 and $108 million in 2006. Deferred compensation costs related to unvested awards totaled $162 million at year-end 2007 and $168 million at year-end 2006, and the weighted average period over which we expect the deferred compensation costs at year-end 2007 to be recognized is two years.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of FAS No. 123 to share-based employee compensation in 2005. We have included the impact of measured but unrecognized compensation costs and excess tax benefits credited to additional paid-in-capital in the calculation of diluted pro forma shares. In addition, we have included the estimated impact of reimbursements from third parties. The reported and pro forma net income and earnings per share figures for 2007 and 2006 in the table are the same because we calculate share-based compensation expense under the provisions of FAS No. 123(R). We have included the 2007 and 2006 amounts in the table below to provide detail for comparative purposes to the 2005 amounts.

($ in millions, except per share amounts)	2007	2006	2005
Net income, as reported	$696	$608	$669
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	67	70	40
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects and estimated reimbursed costs	(67)	(70)	(61)

Pro forma net income	$696	$608	$648

Earnings per share:
Basic-as reported	$1.85	$1.50	$1.55

Basic-pro forma	$1.85	$1.50	$1.50

Diluted-as reported	$1.75	$1.41	$1.45

Diluted-pro forma	$1.75	$1.41	$1.40

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

In accordance with FAS No. 123(R), we present the tax benefits resulting from the exercise of share-based awards as financing cash flows. Prior to the adoption of FAS No. 123(R), we reported the tax benefits resulting from the exercise of share-based awards as operating cash flows. Tax benefits resulting from the exercise of share-based awards totaled $115 million, $194 million, and $87 million for 2007, 2006, and 2005, respectively.

The aggregate amount of cash we received from the exercise of stock options granted under share-based payment arrangements was $89 million, $184 million, and $125 million for 2007, 2006, and 2005, respectively.

We issue restricted stock units under the Comprehensive Plan to certain officers and key employees and those units vest generally over four years in annual installments commencing one year after the date of grant. We recognize compensation expense for the restricted stock units over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, restricted stock units convert to shares and are distributed from treasury shares. At year-end 2007 and year-end 2006, we had approximately $145 million and $138 million, respectively, in deferred compensation costs related to restricted stock units. Share-based compensation expense associated with restricted stock units was $82 million, $77 million, and $52 million for 2007, 2006, and 2005, respectively. The weighted average remaining term for restricted stock unit grants outstanding at year-end 2007 was two years. Restricted stock units converted and distributed during 2007, 2006, and 2005, had aggregate intrinsic values of $147 million, $78 million, and $52 million, respectively. The weighted average grant-date fair values of restricted stock units granted in 2007, 2006, and 2005 were $49, $35, and $32, respectively.

Changes in our outstanding restricted stock unit grants in 2007 were as follows:

	Number of Restricted Stock Units (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at year-end 2006	7.6	$30
Granted during 2007	2.3	49
Distributed during 2007	(3.0)	26
Forfeited during 2007	(0.2)	37

Outstanding at year-end 2007	6.7	37

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

We recognized compensation expense associated with employee stock options of $12 million in 2007 and $22 million in 2006. We did not recognize any compensation expense associated with employee stock options in 2005. At year-end 2007 and year-end 2006, there was approximately $6 million and $18 million, respectively, in deferred compensation costs related to employee stock options. Upon the exercise of stock options, we issue shares from treasury shares.

Changes in our outstanding Stock Option Program awards in 2007 were as follows:

	Number of Options (in millions)	Weighted Average Exercise Price
Outstanding at year-end 2006	43.9	$17
Granted during 2007	—	49
Exercised during 2007	(6.2)	14
Forfeited during 2007	—	23

Outstanding at year-end 2007	37.7	17

Stock options issued under the Stock Option Program awards outstanding at year-end 2007, were as follows:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Stock Options (in millions)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Stock Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
$6	to	$8	2.7	2	$7	2.7	$7	2
9	to	12	1.4	4	10	1.4	10	4
13	to	18	21.8	6	15	21.8	15	6
19	to	25	10.3	7	22	9.4	22	7
26	to	50	1.5	8	33	0.7	32	8

6	to	50	37.7	6	17	36.0	17	6

The weighted average grant-date fair value of the 33,000 options granted in 2007 was $19 and the options had a weighted average exercise price of $49. The weighted average grant-date fair value of the 24,000 options granted in 2006 was $13 and the options had a weighted average exercise price of $34. The total intrinsic value of options outstanding at year-end 2007 and year-end 2006 was $1,279 million and $1,368 million, respectively, and the total intrinsic value for stock options exercisable as of year-end 2007 and year-end 2006 was $624 million and $1,233 million, respectively. The total intrinsic value of stock options exercised during 2007, 2006, and 2005 was approximately $206 million, $309 million, and $173 million, respectively.

Employee share appreciation rights (“Employee SARs”) may be granted to officers and key employees at exercise prices or strike prices equal to the market price of our Class A Common Stock on the date of grant. Employee SARs expire 10 years after the date of grant and generally both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. Non-employee share appreciation rights (“Non-employee SARs”) may be granted to directors at exercise prices or strike prices equal to the market price of our Class A Common Stock on the date of grant. Non-employee SARs expire 10 years after the date of grant and vest upon grant; however, they are generally not exercisable until one year after grant. We first began issuing share appreciation rights in 2006. On exercise of SARs, employees or Non-employee directors receive the number of shares of Class A Common Stock equal to the number of share appreciation rights that are being exercised multiplied by the quotient of (a) the final value minus the base value, divided by (b) the final value.

We recognized compensation expense associated with Employee SARs and Non-employee SARs of $5 million in 2007 and $3 million in 2006. At the end of 2007 and 2006, we had approximately $7 million and $4 million, respectively, in deferred compensation costs related to share appreciation rights. Upon the exercise of share appreciation rights, shares are issued from treasury shares. During 2007 and 2006, we granted 0.4 million and 0.5 million, respectively, Employee SARs with a weighted average base value of $49 and $34, respectively, and a weighted average grant-date fair value of $19 and $13, respectively. During 2007 and 2006, we also granted 4,000 and 8,000, respectively, Non-employee SARs with a weighted average base value of $46 and $37, respectively, and a weighted average grant-date fair value of $20 and $18, respectively. No SARs have expired or been forfeited in 2007. The total intrinsic value of SARs outstanding at year-end 2007 and year-end 2006 was zero and $7 million, respectively, and the total intrinsic value of SARs exercisable as of year-end 2007 and year-end 2006 were each zero. The total intrinsic value of SARs exercised during 2007 was $100,000. No SARs were exercised in 2006.

We use a binomial method to estimate the fair value of each stock option or SAR granted. The assumptions for stock options for all years and employee SARs for 2007 and 2006 are noted in the following table:

	2007	2006	2005
Annual dividends	$0.29	$0.22	$0.18
Expected volatility	28%	30%	30%
Risk-free interest rate	4.8%	4.5%	4.1%
Expected life (in years)	7	7	8

For Non-employee SARs issued in 2007 and 2006, the only differences in the assumptions versus employee SARs were the use of risk-free interest rates of 4.6 percent and 5.0 percent, respectively, and for each year’s issuances, an expected life of 10 years.

Estimated volatilities for 2007 and 2006 were based on the historical share-price volatility for a period equal to the stock option’s or share appreciation right’s expected lives, ending on the day of grant, and calculated based on weekly data. The weighted average expected stock option or share appreciation right terms for 2007 and 2006 were a product of the lattice-based binomial valuation model that uses suboptimal exercise factors to calculate the expected terms.

We also issue deferred stock units to Non-employee directors. These Non-employee director deferred stock units vest within one year and are distributed upon election. At year-end 2007 and year-end 2006, there was approximately $227,000 and $152,000, respectively, in deferred costs related to Non-employee director deferred stock units. We recognized share-based expense associated with Non-employee director deferred stock units of $666,000, $492,000, and $416,000 for 2007, 2006, and 2005, respectively. During 2007 we granted 20,000 Non-employee director deferred stock units with a weighted average grant-date fair value of $46. For 2006 and 2005, we granted 18,000 and 21,000 Non-employee director deferred stock units with weighted average grant-date fair values of $37 and $32, respectively. The aggregate intrinsic value of Non-employee director deferred stock units distributed during 2007, 2006, and 2005, was $0.3 million, $1.7 million, and $0.2 million, respectively. At year-end 2007 and year-end 2006, there were 218,000 and 203,000, respectively, Non-employee deferred stock units outstanding, and the weighted average grant-date fair value of those outstanding deferred stock units was $24 and $21, respectively.

Although the Comprehensive Plan also provides for issuance of deferred stock bonus awards, deferred stock awards, and restricted stock awards, our Compensation Policy Committee indefinitely suspended the issuance of deferred bonus stock commencing with our 2001 fiscal year and the issuance of both deferred stock awards and restricted stock awards commencing with the 2003 fiscal year. At year-end 2007 and year-end 2006, there was approximately $4 million and $8 million, respectively, in deferred compensation costs related to these suspended award programs, and the weighted average remaining term was two years for such award grants outstanding at year-end 2007. Share-based compensation expense associated with these suspended award programs was $4 million, $6 million, and $10 million for 2007, 2006, and 2005, respectively.

At year-end 2007, 63 million shares were reserved under the Comprehensive Plan including 39 million shares under the Stock Option Program and Share Appreciation Right Program.

5.	EARNINGS PER SHARE

The table below illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

(in millions, except per share amounts)	2007	2006	2005
Computation of Basic Earnings Per Share

Income from continuing operations	$697	$712	$543
Weighted average shares outstanding	376.1	404.1	432.7

Basic earnings per share from continuing operations	$1.85	$1.76	$1.26

Computation of Diluted Earnings Per Share

Income from continuing operations	$697	$712	$543

Weighted average shares outstanding	376.1	404.1	432.7

Effect of dilutive securities
Employee stock option and share appreciation rights plan	16.8	20.2	19.0
Deferred stock incentive plan	1.9	3.4	7.5
Restricted stock units	2.5	2.5	3.1

Shares for diluted earnings per share	397.3	430.2	462.3

Diluted earnings per share from continuing operations	$1.75	$1.65	$1.17

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings from continuing operations.

In accordance with FAS No. 128, “Earnings per Share,” we have not included the following stock options and SARs in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the year ended December 28, 2007, 0.4 million options and SARs, with exercise prices ranging from $45.91 to $49.03;

(b)	for the year ended December 29, 2006, no options, and

(c)	for the year ended December 30, 2005, no options.

6.	INVENTORY

Inventory, totaling $1,557 million and $1,186 million as of December 28, 2007, and December 29, 2006, respectively, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,536 million and $1,166 million as of December 28, 2007, and December 29, 2006, respectively. Inventory totaling $21 million and $20 million as of December 28, 2007, and December 29, 2006, respectively, relates to hotel operating supplies for the limited number of properties we own or lease. We value Timeshare segment interval, fractional ownership, and residential products at the lower of cost or net realizable value and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

7.	PROPERTY AND EQUIPMENT

The following table details the composition of our property and equipment balances at year-end 2007 and year-end 2006.

($ in millions)	2007	2006
Land	$399	$316
Buildings and leasehold improvements	833	724
Furniture and equipment	900	837
Construction in progress	216	215

	2,348	2,092
Accumulated depreciation	(1,019)	(859)

	$1,329	$1,233

We record property and equipment at cost, including interest, rent, and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $49 million in 2007, $32 million in 2006, and $30 million in 2005. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Depreciation expense totaled $162 million in 2007, $155 million in 2006, and $156 million in 2005.

8.	ACQUISITIONS AND DISPOSITIONS

2007 Acquisitions

During 2007, we acquired one full-service property, one limited-service property, and one extended-stay property for cash consideration of $199 million. These three properties were acquired in conjunction with a land assemblage for a large hotel complex that is still in the formative development stage. In addition, we acquired certain land parcels in 2007 for cash consideration of $52 million. Also during 2007, we acquired the fee simple interest in the improvements of three properties and the leasehold interest in the ground underlying the three properties for cash consideration of $58 million. The purchase included one full-service property and two limited-service properties, which were each sold later in the same year.

During the first half of 2007, we were party to a venture that developed and marketed fractional ownership and residential interests. In the second half of 2007, we purchased our partner’s interest in the joint venture for $6 million. In conjunction with that transaction, we acquired assets and liabilities totaling $90 million and $84 million, respectively, on the date of the purchase. During the first half of 2007, we were party to another venture that was established to develop and market timeshare and residential interests. In the second half of 2007, we purchased our partner’s interest in that joint venture, and concurrent with this transaction, we purchased additional land and assets from our partner as well. Aggregate cash and notes payable issued for these transactions totaled $106 million, and we acquired assets and liabilities totaling $182 million and $76 million, respectively, on the date of purchase.

At year-end 2007, we were party to a venture that developed and marketed fractional and whole ownership interests. Subsequent to year-end 2007, we purchased our partner’s interest in that joint venture and concurrent with this transaction, we purchased additional land from our partner as well. Cash consideration for this transaction totaled $37 million and we acquired assets and liabilities totaling $74 million and $37 million, respectively, on the date of purchase.

2007 Dispositions

In 2007, we sold nine properties for cash proceeds of $601 million and recognized gains totaling $24 million. We continue to operate eight of the nine properties under long-term agreements. We sold two parcels of land for $55 million in cash proceeds that were under development and recognized a gain of $2 million. We also sold the fee simple interest in the improvements of three properties and the leasehold interest in the ground underlying the three properties, initially acquired in early 2007, for book value and received $58 million in cash proceeds. We continue to manage the properties under long-term agreements. Each of the aforementioned sales was accounted for under the full accrual method in accordance with FAS No. 66. During the year, we also sold our interests in five joint ventures for cash proceeds of $30 million and recognized gains totaling $13 million. We had other asset sales during the year, which generated proceeds totaling $1 million. Cash flows totaling $745 million for all the preceding dispositions in 2007 are reflected in the “Dispositions” line in our Consolidated Statements of Cash Flows.

In 2007, we also sold land that was under development. Due to a contingency in the sales contract, this sale was accounted for under the deposit method of FAS No. 66. Accordingly, the cash proceeds, totaling $90 million, were reflected in “Other investing activities” in our Consolidated Statements of Cash Flows.

2006 Acquisitions

During 2006, we acquired one full-service property for $130 million including aggregate cash consideration of $46 million plus the assumption of debt. In addition we acquired three other full-service properties for aggregate cash consideration of $134 million. We sold each of the four properties to third-party owners during the 2007 fiscal year.

2006 Dispositions

In 2006 we sold our interest in the 50/50 joint venture with Whitbread PLC (“Whitbread”), which held 46 hotels consisting of more than 8,000 rooms and we received approximately $164 million in cash, net of transaction costs, which was approximately equal to the investment’s book value. We continue to manage the hotels under the Marriott Hotels & Resorts and Renaissance Hotels & Resorts brands. We also sold our minority interest in five other joint ventures during 2006 for cash proceeds of $64 million and recognized gains of $43 million. Additionally, one cost method investee redeemed the preferred stock we held for $81 million in cash consideration and we recognized income of $25 million on the redemption.

During 2006 we also sold 10 full-service properties for cash proceeds of $487 million and recognized gains totaling $14 million. We accounted for each of the sales under the full accrual method in accordance with FAS No. 66 and will continue to operate eight of the properties under long-term management agreements. The sold properties included eight properties purchased in 2005 from CTF Holdings Ltd. and certain of its affiliates (collectively “CTF”). For additional information regarding the CTF transaction, see the “2005 Acquisitions” caption later in this footnote. Prior to the sale of one property, balances associated with that property were reclassified in conformity with other “held and used” properties, in the first half of 2006 as the property was not expected to be sold, within one year of its classification as “held for sale.” In conjunction with that reclassification, we recorded depreciation expense of $2 million in the first half of 2006 that would have been recognized had the asset been continuously classified as “held and used.” Cash proceeds of $26 million for one hotel sold in 2006 are not reflected in the disposition proceeds of $487 million as the proceeds were initially recorded as a deposit because of a contingency and impacted the “Other investing activities” section of our Consolidated Statements of Cash Flows rather than “Dispositions.” The contingency was subsequently resolved and sale accounting was achieved in 2006. Other asset sales generated cash proceeds of $2 million.

Late in 2006, we sold a 75 percent interest in a joint venture to a third party for its book value of $14 million. At the time of the sale, the joint venture’s only asset was a parcel of land. In conjunction with the sale, we made a $25 million bridge loan to the joint venture, which matured in early 2007. Following the guidance found in EITF 98-8, “Accounting for Transfers of Investments That Are in Substance Real Estate,” and FAS No. 66 due to our continuing involvement with the joint venture, we consolidated the joint venture for the period of time that the bridge loan was outstanding. Subsequent to the bridge loan’s repayment, we account for our remaining interest in the joint venture under the equity method as required by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

In 1988, the Company as landlord, entered into a 59-year ground lease with a lessee for land that was improved with a hotel that is owned by the lessee. The hotel was previously branded a Marriott property. The lease contained contractual rental increases over the term of the lease and annual ground rent on the land totaled approximately $5 million in 2006. The lease also contained a provision that permitted the lessee, under certain circumstances, to purchase the land for a fixed price. We and the lessee had various discussions in 2006 concerning the land as well as the hotel. During the 2006 second quarter, it became probable that none of the proposed transactions were acceptable to both parties and the lessee indicated its intent to exercise its option to purchase the land. Accordingly, in the 2006 second quarter, we reclassified the land from the “Property and equipment” caption in our Consolidated Balance Sheets to the “Assets held for sale” caption and recorded a $37 million non-cash charge to adjust the carrying amount to net realizable value. We completed the sale of the land, at book value, to the lessee in 2007 and this transaction is reflected in the figures noted earlier for dispositions in 2007.

2005 Acquisitions

During the third quarter of 2005, we purchased from CTF and certain of its affiliates 13 properties (in each case through a purchase of real estate, a purchase of the entity that owned the hotel, or an assignment of CTF’s leasehold rights) and certain joint venture interests from CTF for an aggregate price of $381 million. Prior to the sale, all of the properties were operated by us or our subsidiaries.

At the purchase date, we planned to sell eight of the properties to third-party owners and the balances related to these full-service properties were classified within the “Assets held for sale” and “Liabilities of assets held for sale” captions in our Consolidated Balance Sheets at year-end 2005. All eight properties were sold in 2006. One operating lease terminated in 2005. At the purchase date we operated four remaining properties under leases, three of which expire by 2012. Under the purchase and sale agreement we signed with CTF in the second quarter of 2005, we were obligated to purchase two additional properties for $17 million, the acquisition of which was postponed pending receipt of certain third-party consents. We did not purchase these additional two properties and the obligation expired.

On the closing date we and CTF also modified management agreements on 29 other CTF-leased hotels, 28 located in Europe and one located in the United States. We became secondarily liable for annual rent payments for certain of these hotels when we acquired the Renaissance Hotel Group N.V. in 1997. At the closing date, we continued to manage 16 of these hotels under new long-term management agreements; however, due to certain provisions in the management agreements, we account for these contracts as operating leases. CTF placed approximately $89 million in trust accounts to cover possible shortfalls in cash flow necessary to meet rent payments under these leases. In turn, we released CTF from its guarantees in connection with these leases. In 2007, the lease agreement associated with one of these properties was terminated. In 2007, we also entered into a transaction whereby the landlord allowed us to assume the lease agreement for another of the properties for which we then became the primary obligor. In conjunction with becoming the primary obligor, we received a $16 million distribution from the trust, and the balance of the funds was distributed to the landlord. We accounted for our receipt of trust funds as a lease incentive, the reduction of which will be recorded on a straight-line basis as an adjustment to lease expense over the term expiring in 2033. At year-end 2007, approximately $38 million remained in these trust accounts for the 14 properties we still manage and account for as leases. Minimum lease payments relating to these leases are as follows: $30 million in each of 2008, 2009, and 2010; $26 million in 2011; $17 million in 2012; and $33 million thereafter, for a total of $166 million.

For 13 European leased hotels, of the 29 properties mentioned in the preceding paragraph, CTF may terminate management agreements with us if and when CTF obtains releases from landlords of our back-up guarantees. Pending completion of the CTF-landlord agreements, we continue to manage these hotels under modified management agreements and remain secondarily liable under certain of these leases. We are also secondarily obligated for real estate taxes and other charges associated with the leases. Third parties have severally indemnified us for all payments we may be required to make in connection with these obligations. Since we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future. CTF had originally made available €35 million in cash collateral in the event that we were required to fund under such guarantees. At year-end 2007, we still managed five of the original 13 properties. Approximately €7 million ($11 million) of cash collateral remained available at year-end 2007. Our contingent liability exposure at year-end 2007 associated with the five remaining properties totaled $77 million as also noted in Footnote No. 17, “Contingencies.” As CTF obtains releases from the landlords and these remaining hotels exit the system, our contingent liability exposure will decline.

At the closing date, we continued to manage three other hotels in the United Kingdom under amended management agreements with CTF and continued to manage 14 other properties in Asia on behalf of New World Development Company Limited and its affiliates. CTF’s principals are officers, directors, and stockholders of New World Development Company Limited. At the closing date, the owners of the United Kingdom and Asian hotels agreed to invest $17 million to renovate those properties.

We and CTF also exchanged legal releases effective as of the closing date and litigation and arbitration that was outstanding between the two companies and their affiliates was dismissed.

Simultaneously with the closing on the foregoing transactions, CTF also sold five properties and one minority joint venture interest to Sunstone Hotel Investors, Inc. (“Sunstone”) for $419 million, eight properties to Walton Street Capital, L.L.C. (“Walton Street”) for $578 million, and two properties to Tarsadia Hotels (“Tarsadia”) for $29 million, in each case as substitute purchasers under our purchase and sale agreement with CTF. Prior to consummation of the sales, we also operated all of these properties. At closing, Walton Street and Sunstone entered into new long-term management agreements with us and agreed to invest a combined $68 million to further upgrade the 13 properties they acquired. At the closing date, the two properties purchased by Tarsadia were operated under short-term management and franchise agreements.

When we signed the purchase and sale agreement for the foregoing transactions in the 2005 second quarter, we recorded a $94 million pretax charge primarily due to the non-cash write-off of deferred contract acquisition costs associated with the termination of the existing management agreements for properties involved in these transactions. As described above, we entered into new long-term management agreements with CTF, Walton Street, and Sunstone at the closing of the transactions.

In 2005 we also purchased two full-service properties, one in Paris, France and the other in Munich, Germany, for aggregate cash consideration of $146 million. We planned to sell these two full-service properties to third-party owners and the balances related to these properties were classified within the “Assets held for sale” and “Liabilities of assets held for sale” line items on our Consolidated Balance Sheets at year-end 2005. The property in Paris, France, was sold in 2006 and the property located in Munich, Germany, was sold in 2007. The balances associated with the Munich, Germany, property were reclassified, in conformity with other “held and used” properties in the 2006 fourth quarter as the property was not sold at that time, as expected, within one year of its classification as “held for sale.” In conjunction with the 2006 reclassification, we recorded depreciation expense of $5 million in the 2006 fourth quarter that would have been recognized had the asset been continuously classified as “held and used.”

2005 Dispositions

Late in 2005, we contributed land underlying an additional nine Courtyard hotels, worth approximately $40 million, to CBM Land Joint Venture limited partnership (“CBM Land JV”), a joint venture the majority of which was owned, at the time of the transaction, by a third party on behalf of an institutional investor, thereby obtaining a 23 percent equity stake in CBM Land JV. At the same time we completed the sale of a portfolio of land underlying 75 Courtyard by Marriott hotels for approximately $246 million in cash to CBM Land JV. In conjunction with this transaction, we recognized a gain of $17 million in 2005, we deferred recognition of a $5 million gain due to our minority interest in the joint venture, and we also deferred recognition of a $40 million gain due to contingencies in the transaction documents. As those contingencies expire in subsequent years, we will recognize additional gains. In each of 2007 and 2006, we recognized gains of $4 million, and at year-end 2007, the aggregate remaining deferred gains totaled $37 million.

We also sold a number of other land parcels in 2005 for $38 million in cash, net of transaction costs and recognized gains totaling $6 million, and we sold two minority interests in joint ventures for $14 million in cash and recognized gains totaling $7 million.

9.	GOODWILL AND INTANGIBLE ASSETS

The following table details the composition of our goodwill and other intangible assets at year-end 2007 and year-end 2006.

($ in millions)	2007	2006
Contract acquisition costs and other	$899	$809
Accumulated amortization	(264)	(234)

	$635	$575

Goodwill	$1,049	$1,049
Accumulated amortization	(128)	(128)

	$921	$921

We capitalize costs incurred to acquire management, franchise, and license agreements that are both direct and incremental. We amortize these costs on a straight-line basis over the initial term of the agreements, ranging from 15 to 30 years. We evaluate the carrying values of intangible assets for impairment under the provisions of FAS No. 142, “Goodwill and Other Intangible Assets.” Amortization expense totaled $35 million in 2007, $33 million in 2006, and $28 million in 2005. Estimated aggregate amortization expense for each of the next five fiscal years is as follows: $29 million for 2008; $26 million for 2009; $26 million for 2010; $25 million for 2011; and $25 million for 2012.

10.	NOTES RECEIVABLE

The following table details the composition of our notes receivable balances at year-end 2007 and year-end 2006.

($ in millions)	2007	2006
Loans to timeshare owners	$476	$386
Lodging senior loans	7	9
Lodging mezzanine and other loans	206	268

	689	663
Less current portion	(89)	(103)

	$600	$560

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in the accompanying Consolidated Balance Sheets, including $68 million and $70 million, as of year-end 2007 and year-end 2006, respectively, related to “Loans to timeshare owners.”

Our notes receivable are due as follows: 2008-$89 million; 2009-$51 million; 2010-$134 million; 2011-$58 million; 2012-$57 million; and $300 million thereafter. The 2007 notes receivable balance is net of unamortized discounts totaling $25 million and the 2006 notes receivable balance is net of unamortized discounts totaling $28 million. Gains from the sale of notes receivable totaled approximately $82 million, $79 million, and $94 million during 2007, 2006, and 2005, respectively.

Lodging Senior Loans and Lodging Mezzanine and Other Loans

Interest income associated with “Lodging senior loans” and “Lodging mezzanine and other loans” is reflected in the accompanying Consolidated Statements of Income in the “Interest income” caption. We do not accrue interest on “Lodging senior loans” and “Lodging mezzanine and other loans” that are impaired. At year-end 2007, our recorded investment in impaired “Lodging senior loans” and “Lodging mezzanine and other loans” was $112 million and we had a $92 million allowance for credit losses, leaving $20 million of our investment in impaired loans for which there was no related allowance for credit losses. At year-end 2006, our recorded investment in impaired “Lodging senior loans” and “Lodging mezzanine and other loans” was $92 million and we had a $70 million allowance for credit losses, leaving $22 million of our investment in impaired loans for which there was no related allowance for credit losses. During 2007 and 2006, our average investment in impaired loans totaled $102 million and $138 million, respectively.

The following table summarizes the activity related to our “Lodging senior loans” and “Lodging mezzanine and other loans” notes receivable reserve for 2005, 2006, and 2007:

($ in millions)	Notes Receivable Reserve
Year-end 2004 balance	$92
Additions	11
Reversals	—
Write-offs	(9)
Transfers and other	9

Year-end 2005 balance	103
Additions	—
Reversals	(5)
Write-offs	(38)
Transfers and other	10

Year-end 2006 balance	70
Additions	11
Reversals	—
Write-offs	—
Transfers and other	11

Year-end 2007 balance	$92

Loans to Timeshare Owners

At year-end 2007, the weighted average interest rate for our “Loans to timeshare owners” was 12.7 percent and the stated interest rates associated with these loans ranged from zero to 19.9 percent. We reflect interest income associated with “Loans to timeshare owners” of $50 million, $41 million, and $38 million for 2007, 2006, and 2005, respectively, in the accompanying Consolidated Statements of Income in the “Timeshare sales and services” revenue caption. We do not accrue interest on “Loans to timeshare owners” that are over 90 days past due. Our recorded investment in “Loans to timeshare owners” on nonaccrual status at year-end 2007 and year-end 2006 totaled $59 million and $67 million, respectively. We established the reserve for “Loans to timeshare owners” notes receivable in 2006 in conjunction with the adoption of SOP 04-2.

The following table summarizes the activity related to our “Loans to timeshare owners” notes receivable reserve for 2006 and 2007.

($ in millions)	Notes Receivable Reserve
Year-end 2005 balance	$—
Establishment of reserve	25
Additions for current year sales	20
Write-offs	(16)

Year-end 2006 balance	29
Additions for current year sales	29
Write-offs	(24)
Other	(15)

Year-end 2007 balance	$19

11.	ASSET SECURITIZATIONS

We periodically sell, without recourse, through special purpose entities, notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. We continue to service the notes and transfer all proceeds collected to special purpose entities. We retain servicing assets and other interests in the notes and account for these assets and interests as residual interests. The interests are limited to the present value of cash available after paying financing expenses and program fees and absorbing credit losses. Prior to the start of the 2007 fiscal year, we measured servicing assets at the date of sale at their allocated previous carrying amount based on relative fair value, classified those assets as held to maturity under the provisions of FAS No. 115 and recorded those assets at amortized cost.

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

To determine the fair value of servicing assets, we use a valuation model that calculates the present value of estimated future net servicing income, which is based on the monthly fee we receive for servicing the securitized notes. We use market assumptions in the valuation model, including estimates of prepayment speeds, default rates, and discount rates. We have inherent risk for changes in the fair value of the servicing asset but do not deem the risk significant and therefore, do not use other financial instruments to mitigate this risk.

Effective December 30, 2006, upon the remeasurement of our servicing assets at fair value, we recorded a cumulative-effect adjustment to the 2007 beginning balance of retained earnings of $1 million after-tax ($2 million pretax) in our Consolidated Statements of Shareholders’ Equity. Accordingly, servicing assets totaled $11 million at year-end 2006 and $13 million on the first day of fiscal year 2007. At year-end 2007, servicing assets totaled $15 million.

The table below reconciles the servicing assets balance at year-end 2006, to the beginning balance on December 30, 2006.

($ in millions)	Servicing Assets
Balance at year-end 2006 (December 29, 2006)	$11
Remeasurement upon adoption of FAS No. 156	2

Beginning balance at December 30, 2006	$13

The changes in servicing assets, measured using the fair value method, were:

($ in millions)	Servicing Assets
Fair value, beginning of period (December 30, 2006)	$13
Servicing from securitizations	6
Changes in fair value (1)	(4)

Fair value, end of period (December 28, 2007)	$15

(1)	Principally represents changes due to collection/realization of expected cash flows over time and changes in fair value due to changes in key variables listed below.

Contractually specified servicing fees, late fees, and ancillary fees earned for 2007, 2006, and 2005 totaled $6 million, $5 million, and $4 million, respectively, and were reflected within the changes in fair value to the servicing assets noted above.

We have included gains from the sales of timeshare notes receivable totaling $81 million in 2007 and $77 million in 2006 within the “Timeshare sales and services” revenue caption in our Consolidated Statements of Income. Gains from the sale of timeshare notes receivable of $69 million in 2005 are in the “Gains and other income” caption in the accompanying Consolidated Statements of Income. For additional information regarding the classification of gains from the sale of timeshare notes receivable, see the “Basis of Presentation” caption in Footnote No. 1, “Summary of Significant Accounting Policies.” In addition, in September 2006, we repurchased notes receivable with a principal balance of $31 million and in November 2006, sold those notes, along with $249 million of additional notes in a $280 million note securitization. The gain on the sale of these notes is included in the $77 million gain noted earlier in this paragraph.

We had residual interests of $238 million and $221 million, respectively, at year-end 2007 and year-end 2006, which are recorded in the accompanying Consolidated Balance Sheets as other long-term receivables of $157 million and $137 million, respectively, and other current assets of $81 million and $84 million, respectively.

At the dates of sale and at the end of each reporting period, we estimate the fair value of residual interests, including servicing assets, using a discounted cash flow model. These transactions may utilize interest rate swaps to protect the net interest margin associated with the beneficial interest. We report in income, changes in the fair value of residual interests, including servicing assets, as they are considered trading securities under the provisions of FAS No. 115. During 2007, 2006, and 2005, we recorded trading gains of $30 million, $19 million, and $2 million, respectively. We used the following key assumptions to measure the fair value of the residual interests, including servicing assets, at the date of sale during 2007, 2006, and 2005: average discount rate of 9.02 percent, 9.22 percent, and 8.56 percent, respectively; average expected annual prepayments, including defaults, of 25.02 percent, 25.22 percent, and 23.56 percent, respectively; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 75 months, 70 months, and 79 months, respectively; and expected weighted average life of prepayable notes receivable, including prepayments and defaults of 34 months, 32 months, and 38 months, respectively. Our key assumptions are based on experience.

We used the following key assumptions in measuring the fair value of the residual interests, including servicing assets, in our 11 outstanding note sales at year-end 2007: an average discount rate of 7.96 percent; an average expected annual prepayment rate, including defaults, of 19.58 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 62 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults of 35 months.

Cash flows between us and third-party purchasers during 2007, 2006, and 2005, were as follows: net proceeds to us from new timeshare note sales of $515 million, $508 million, and $399 million, respectively; repurchases by us of defaulted loans (over 150 days overdue) of $30 million, $24 million, and $23 million, respectively; repurchases by us of other loans in 2006 of $31 million; servicing fees received by us of $6 million, $5 million, and $4 million, respectively; and cash flows received from our retained interests of $100 million, $91 million, and $86 million, respectively.

At year-end 2007, $1,263 million of principal remained outstanding in all sales in which we had a retained residual interest. Delinquencies of more than 90 days at year-end 2007 amounted to $10 million. Existing reserves were adequate for defaulted loans that were resolved during 2007. We have been able to resell timeshare units underlying defaulted loans without incurring material losses.

We completed a stress test on the fair value of the residual interests as of year-end 2007 with the objective of measuring the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. The fair value of the residual interests was $238 million at year-end 2007, before we applied any stress test changes. An increase of 100 basis points in the prepayment rate would decrease the year-end valuation by $4 million, or 1.9 percent, and an increase of 200 basis points in the prepayment rate would decrease the year-end valuation by $9 million, or 3.7 percent. An increase of 100 basis points in the discount rate would decrease the year-end valuation by $5 million, or 2.3 percent, and an increase of 200 basis points in the discount rate would decrease the year-end valuation by $11 million, or 4.4 percent. A decline of two months in the weighted average remaining term would decrease the year-end valuation by $3 million, or 1.1 percent, and a decline of four months in the weighted average remaining term would decrease the year-end valuation by $5 million, or 2.3 percent.

12.	LONG-TERM DEBT

Our long-term debt at year-end 2007 and year-end 2006 consisted of the following:

($ in millions)	2007	2006
Senior Notes:
Series C, interest rate of 7.875%, face amount of $76, maturing September 15, 2009 (effective interest rate of 8.018%)	$76	$76
Series E, interest rate of 7.000%, face amount of $91, maturing January 15, 2008 (effective interest rate of 7.194%)	91	91
Series F, interest rate of 4.625%, face amount of $350, maturing June 15, 2012 (effective interest rate of 4.796%)	349	349
Series G, interest rate of 5.810%, face amount of $427, maturing November 10, 2015 (effective interest rate of 6.571%)	402	399
Series H, interest rate of 6.200%, face amount of $350, maturing June 15, 2016 (effective interest rate of 6.294%)	349	349
Series I, interest rate of 6.375%, face amount of $350, maturing June 15, 2017 (effective interest rate of 6.439%)	346	—
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013 (effective interest rate of 5.661%)	397	—
Commercial paper, average interest rate of 5.4% at year-end 2007	585	315
Mortgage debt, average interest rate of 7.2% at year-end 2007, maturing through May 1, 2025	196	167
Other	174	87

	2,965	1,833
Less current portion	(175)	(15)

	$2,790	$1,818

As of year-end 2007, all debt, other than mortgage debt and $1 million of other debt, is unsecured.

During 2007, we amended and restated our multicurrency revolving credit agreement, originally entered into in 2005, to increase the aggregate borrowings and letters of credit available under the facility from $2 billion to $2.5 billion and to extend the expiration of the facility from 2011 to 2012. The availability of revolving credit borrowings supports our commercial paper program. Borrowings under the facility bear interest at the London Interbank Offered Rate (LIBOR) plus a spread, based on our public debt rating. Additionally, we pay quarterly fees on the facility at a rate also based on our public debt rating.

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

During 2007, we issued $350 million of aggregate principal amount of 6.375 percent Series I Senior Notes due 2017. The offering of the Notes closed on June 25, 2007. We received net proceeds before expenses of approximately $346 million from this offering, after deducting the underwriting discount and estimated expenses of the offering. We used these proceeds for general corporate purposes, including the repayment of commercial paper borrowings. Interest on these notes is paid on June 15 and December 15 of each year, and commenced on December 15, 2007. The notes will mature on June 15, 2017, and are redeemable, in whole or in part, at any time and from time to time under the terms provided in the form of note.

Also in 2007, we issued $400 million of aggregate principal amount of 5.625 percent Series J Senior Notes due 2013. The offering of the notes closed on October 19, 2007. We received net proceeds before expenses of approximately $396 million from this offering, after deducting the underwriting discount and estimated expenses of the offering. We used these proceeds for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, and the repayment of commercial paper borrowings. Interest on these notes is paid on February 15 and August 15 of each year, and commenced on February 15, 2008. The notes will mature on February 15, 2013, and are redeemable, in whole or in part, at any time and from time to time under the terms provided in the form of note.

Both the Series I Senior Notes and the Series J Senior Notes were issued under an indenture with The Bank of New York, successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, dated as of November 16, 1998.

We are in compliance with covenants in our loan agreements, which require the maintenance of certain financial ratios and minimum shareholders’ equity and also include, among other things, limitations on additional indebtedness and the pledging of assets.

Aggregate debt maturities are: 2008-$175 million; 2009-$118 million; 2010-$51 million; 2011-$19 million; 2012-$360 million; and $2,242 million thereafter.

Cash paid for interest, net of amounts capitalized, was $115 million in 2007, $73 million in 2006, and $87 million in 2005.

Subsequent to year-end 2007, on January 15, 2008, we made a $94 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series E Senior Notes.

13.	SELF-INSURANCE RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The activity in the reserve for losses and loss adjustment expenses is summarized as follows:

($ in millions)	2007	2006
Balance at beginning of year	$271	$264
Less: reinsurance recoverable	(16)	(24)

Net balance at beginning of year	255	240

Incurred related to:
Current Year	120	122
Prior year	(34)	(20)

Total incurred	86	102

Paid related to:
Current Year	(31)	(37)
Prior year	(50)	(50)

Total paid	(81)	(87)

Net balance at end of year	260	255
Add: reinsurance recoverable	14	16

Balance at end of year	$274	$271

The provision for unpaid loss and loss adjustment expenses decreased by $34 million and $20 million in 2007 and 2006, respectively, as a result of changes in estimates from insured events of the prior years due to changes in underwriting experience and frequency and severity trends. The year-end 2007 self-insurance reserve of $274 million is comprised of a current portion of $92 million and long-term portion of $182 million. The year-end 2006 self-insurance reserve of $271 million is comprised of a current portion of $87 million and a long-term portion of $184 million.

14.	SHAREHOLDERS’ EQUITY

Eight hundred million shares of our Class A Common Stock, with a par value of $.01 per share, are authorized, and 10 million shares of preferred stock, without par value, are authorized. As of the 2007 fiscal year-end, there were 357.1 million shares of our Class A Common Stock outstanding and no shares of our preferred stock were outstanding.

On March 27, 1998, our Board of Directors adopted a shareholder rights plan under which one preferred stock purchase right was distributed for each share of our Class A Common Stock. Each right entitles the holder to buy 1/1000th of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $175. The rights may not presently be exercised, but will be exercisable 10 days after a person or group acquires beneficial ownership of 20 percent or more of our Class A Common Stock or begins a tender or exchange for 30 percent or more of our Class A Common Stock. Shares owned by a person or group on March 27, 1998, and held continuously thereafter, are exempt for purposes of determining beneficial ownership under the rights plan. The rights are nonvoting and will expire on March 27, 2008, unless previously exercised or redeemed by us for $.01 each. If we are involved in a merger or certain other business combinations not approved by the Board of Directors prior to the expiration of the rights, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right. The Company does not plan to extend the shareholder rights plan or the rights beyond their March 27, 2008 expiration.

Accumulated other comprehensive income of $51 million at year-end 2007 primarily consisted of gains totaling $9 million associated with available-for-sale securities and gains totaling $46 million associated with foreign currency translation adjustments, partially offset by net losses of $5 million associated with interest rate swap agreement cash flow hedges. Accumulated other comprehensive income of $44 million at year-end 2006 primarily consisted of gains totaling $35 million associated with available-for-sale securities and gains totaling $12 million associated with foreign currency translation adjustments.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We believe that the fair values of current assets and current liabilities approximate their reported carrying amounts. The fair values of non-current financial assets, liabilities, and derivatives are shown in the following table.

($ in millions)	At Year-end 2007		At Year-end 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and other long-term assets	$996	$1,002	$993	$996

Long-term debt and other long-term liabilities	$(2,967)	$(3,050)	$(1,816)	$(1,847)

Derivative instruments	$(7)	$(7)	$6	$6

We value notes and other receivables based on the expected future cash flows discounted at risk-adjusted rates. We determine valuations for long-term debt and other long-term liabilities based on quoted market prices or expected future payments discounted at risk-adjusted rates.

16.	DERIVATIVE INSTRUMENTS

During 2007, we entered into interest rate swap agreements to manage the volatility of the U.S. Treasury component of the interest rate risk associated with the forecasted issuance of our Series I and Series J Senior Notes. During 2006, we entered into an interest rate swap agreement to manage the volatility of the U.S. Treasury component of the interest rate risk associated with the forecasted issuance of our Series H Notes. During 2005, we entered into two similar instruments in conjunction with the forecasted issuance of our Series F Notes and the exchange of our Series C and Series E Senior Notes for new Series G Notes. All five swaps were designated as cash flow hedges under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”) and were terminated upon pricing of the notes. All five swaps were highly effective in offsetting fluctuations in the U.S. Treasury component. Thus, there was no net gain or loss reported in earnings during 2007, 2006, or 2005. The net losses for these swaps were $4 million in 2007 associated with the Series I and Series J Senior Notes, zero in 2006 associated with the Series H Senior Notes, and $2 million in 2005 associated with the Series F and Series G Senior Notes were recorded in other comprehensive income and are being amortized to interest expense using the interest method over the life of the notes.

At year-end 2007, we had four outstanding interest rate swap agreements to manage interest rate risk associated with the residual interests we retain in conjunction with our timeshare note sales. Historically, we were required by purchasers and/or rating agencies to utilize interest rate swaps to protect the excess spread within our sold note pools. The aggregate notional amount of the swaps is $157 million, and they expire through 2022. These swaps are not accounted for as hedges under FAS No. 133. The fair value of the swaps was a net asset of $2 million at year-end 2007 and $5 million at year-end 2006. For the outstanding interest rate swaps, we recorded a $3 million net loss during 2007, a $1 million net loss during 2006 and a $2 million net gain during 2005.

During 2007, 2006, and 2005, we entered into interest rate swaps to manage interest rate risk associated with forecasted timeshare note sales. During 2007, five swaps were designated as cash flow hedges under FAS No. 133 and were highly effective in offsetting interest rate fluctuations. The amount of the ineffectiveness was immaterial. In 2007, we terminated two of those five swaps and recognized no gain or loss from the sales of Timeshare segment notes receivable. The aggregate notional amount of the remaining three swaps is $238 million at year-end 2007, and they expire through 2012. The fair value of the remaining three swaps was a net liability of $7 million at year-end 2007. For the outstanding interest rate swaps, we recorded in 2007 a $7 million net loss in other comprehensive income. During 2006, two swaps (the “2006 swaps”) were designated as cash flow hedges under FAS No. 133 and were highly effective in offsetting interest rate fluctuations. In 2006, we terminated the 2006 swaps and recognized a net gain of $1 million in the gains from the sales of Timeshare segment notes receivable. During 2005, one swap was designated as a cash flow hedge under FAS No. 133 and was highly effective in offsetting interest rate fluctuations. The amount of the ineffectiveness was immaterial and upon termination we recognized a net gain of $2 million in gains from the sales of Timeshare segment notes receivable. The second swap entered into in 2005 did not qualify for hedge accounting. The non-qualifying swap resulted in a loss of $3 million during 2005, which was also recognized in gains from the sales of Timeshare segment notes receivable.

During 2007, 2006, and 2005, we entered into forward foreign exchange contracts to manage the foreign currency exposure related to certain monetary assets. The aggregate dollar equivalent of the notional amount of the contracts was $133 million at year-end 2007. The forward exchange contracts do not qualify as hedges in accordance with FAS No. 133. The fair value of the forward contracts was an asset of $2 million at year-end 2007 and zero at year-end 2006. We recorded a $10 million loss during 2007, a $34 million loss during 2006, and a $26 million gain in 2005, relating to these forward foreign exchange contracts. The net gains and losses for all years were recorded as general, administrative, and other expense and were offset by income and losses recorded from translating the related monetary assets denominated in foreign currencies into U.S. dollars.

During 2007, 2006, and 2005, we entered into foreign exchange option contracts to hedge the potential volatility of earnings and cash flows associated with variations in foreign exchange rates. The aggregate dollar equivalent of the notional amounts of the contracts was $86 million at year-end 2007. These contracts have terms of less than one year and are classified as cash flow hedges. Changes in their fair values are recorded as a component of other comprehensive income. The fair value of the option contracts was approximately $1 million at year-end 2007 and zero at year-end 2006. We recorded an immaterial amount in general, administrative, and other expense due to changes in the time value of these contracts, which is excluded from the assessment of our hedge effectiveness. The hedges were highly effective and there was no net gain or loss reported in earnings for 2007, 2006, and 2005. As of year-end 2007, the deferred gains or losses on existing contracts accumulated in other comprehensive income that we expect to reclassify into earnings over the next year were zero.

During 2007, we entered into foreign exchange forward contracts to hedge forecasted transactions for contracts denominated in foreign currencies. The aggregate dollar equivalent of the notional amounts of the contracts was $58 million at year-end 2007. These contracts have terms of less than three years and are classified as cash flow hedges. Changes in their fair value are recorded as a component of other comprehensive income. The fair value of the forward contracts was zero at year-end 2007. We recorded an immaterial amount in general, administrative, and other expense due to changes in the time value of these contracts, which is excluded from the assessment of our hedge effectiveness. The hedges were highly effective and there was no gain or loss reported in 2007. As of year-end 2007, the deferred gains or losses on existing contracts accumulated in other comprehensive income that we expect to reclassify into earnings over the next three years were $1 million.

During 2007, 2006, and 2005, we entered into forward foreign exchange contracts to manage currency exchange rate volatility associated with certain investments in foreign operations. The contracts offset the gains and losses associated with translation adjustments for various investments in foreign operations. One contract was designated as a hedge in the net investment of a foreign operation under FAS No. 133 at year-end 2006. The hedge was highly effective and resulted in a $1 million net loss for 2007, no net gain or loss for 2006, and a $1 million net loss for 2005 in the foreign currency translation adjustment section of other comprehensive income. Certain contracts did not qualify as hedges under FAS No. 133 and resulted in no gain or loss for 2007, a loss of $17 million for 2006, and a gain of $3 million for 2005, impacting our general, administrative, and other expenses. No contracts remained at year-end 2007. One contract remained at year-end 2006, which had an aggregate dollar equivalent of the notional amount of $43 million and a fair value of zero. Contracts remaining at year-end 2005 had an aggregate dollar equivalent of the notional amount of $229 million and a fair value of approximately zero.

During 2007 and 2006, in response to high oil prices and uncertainty surrounding the potential phase out of tax credits, we entered into oil price hedges in conjunction with our synthetic fuel operation. These hedges do not qualify as cash flow hedges under FAS No. 133. Therefore, changes in the fair values of these instruments are marked-to-market through interest income at each reporting period. Correspondingly, we recorded a net loss of $8 million during 2007 and a net loss of $2 million during 2006. At year-end 2007, hedges with a total fair value of $4 million remained outstanding. At year-end 2006, hedges with a total fair value of $5 million remained outstanding.

During 2003, we entered into an interest rate swap agreement under which we receive a floating rate of interest and pay a fixed rate of interest. The swap modifies our interest rate exposure by effectively converting a note receivable with a fixed rate to a floating rate. The aggregate notional amount of the swap is $92 million and it matures in 2010. The swap is classified as a fair value hedge under FAS No. 133 and the change in the fair value of the swap, as well as the change in the fair value of the underlying note receivable, is recognized in interest income. The fair value of the swap was a $2 million liability at year-end 2007, and a $1 million asset at year-end 2006 and 2005. The hedge is highly effective and, therefore, no net gain or loss was reported during 2007, 2006, and 2005.

17.	CONTINGENCIES

Guarantees

We issue guarantees to certain lenders and hotel owners primarily to obtain long-term management contracts. The guarantees generally have a stated maximum amount of funding and a term of three to 10 years. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are inadequate to cover annual debt service or to repay the loan at the end of the term. The terms of the guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. Guarantee fundings to lenders and hotel owners are generally recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. We also enter into project completion guarantees with certain lenders in conjunction with hotels and Timeshare segment properties that we or our joint venture partners are building.

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at year-end 2007 are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Future Fundings at Year-end 2007
Debt service	$35	$1
Operating profit	204	31
Other	76	7

Total guarantees where we are the primary obligor	$315	$39

Our guarantees of $315 million listed in the preceding table include $41 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties.

The guarantees of $315 million in the preceding table do not include $245 million of guarantees that expire in the years 2011 through 2013, related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”), which subsequently merged with Health Care Property Investors, Inc., is the primary obligor of the remainder of the lifecare bonds. Prior to our sale of the Senior Living Services business in 2003, these preexisting guarantees were guarantees by us of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

The table also does not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $7 million and total remaining rent payments through the initial term of approximately $77 million. Most of these obligations expire at the end of the 2023 calendar year. CTF had originally made available €35 million in cash collateral in the event that we are required to fund under such guarantees (approximately €7 million [$11 million] remained at year-end 2007). As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $77 million will decline. Since the time we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future.

Furthermore, in addition to the guarantees noted in the preceding table , we have provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $586 million. Payments for cost overruns for this project will be satisfied by the joint venture via contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 34 percent. We do not expect to fund under the guarantee. We have also provided a project completion guarantee to another lender for a project with an estimated aggregate total cost of $80 million. Payments for cost overruns for this project will be satisfied by the joint venture via contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 25 percent. We do not expect to fund under this guarantee. The carrying value of the liabilities associated with these two project completion guarantees is $7 million.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted previously, as of year-end 2007, we had extended approximately $4 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $2 million within one year. We do not expect to fund the remaining $2 million of commitments, which expire after five years.

At year-end 2007, we also have commitments to invest up to $44 million of equity for minority interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel anchored mixed-use real estate projects, which expire as follows: $14 million in one to two years; and $30 million in three to five years. As of year-end 2007, we also have a commitment to invest up to $25 million in a joint venture of which we have funded $12 million and have $13 million remaining that we expect to fund within one year. As of year-end 2007, we also had a commitment to invest up to $29 million (€20 million) in a joint venture in which we are an investor. We currently do not expect to fund under this commitment.

At year-end 2007, we had $96 million of letters of credit outstanding on our behalf, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf at year-end 2007, totaled $468 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

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

Assuming a 2.5 percent inflation adjustment factor for 2007, and assuming the ratio of the Reference Price to the average price of the benchmark NYMEX futures contract remains the same for November and December 2007 as it has been in the five preceding months, we currently estimate that the tax credits available for production and sale of synthetic fuel in 2007 would begin to be phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $62 and would be fully phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $78. For the year ended December 28, 2007, our results reflect a provision for an estimated 70.71 percent tax credit phase-out as a result of high oil prices. The average price of the benchmark NYMEX futures contract for 2007, through December 31, 2007, was approximately $72.41.

Late in 2006 and early in 2007, we entered into hedge agreements to minimize operating losses that could occur if more than a majority of the tax credits is phased out in 2007.

See Footnote No. 2, “Discontinued Operations,” earlier in this report, for additional information related to the synthetic fuel operations, including information related to the cessation of synthetic fuel production permanently in November 2007.

Investment in Leveraged Lease

Historically, we had a $23 million investment in an aircraft leveraged lease with Delta Air Lines, Inc. (“Delta”) which we acquired in 1994. The gross investment was comprised of rentals receivable and the residual value of the aircraft offset by unearned income. On September 14, 2005, Delta filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and informed us that it wished to restructure the lease. As a result, our investment was impaired and we had recorded pretax charges of approximately $18 million through 2006. We recorded an additional $5 million loss related to this investment in fiscal 2007. We have no remaining exposure related to this historical investment.

18.	LEASES

We have summarized our future obligations under operating leases at year-end 2007, below:

($ in millions) Fiscal Year	Minimum Lease Payments
2008	$142
2009	147
2010	139
2011	126
2012	123
Thereafter	1,156

Total minimum lease payments where we are the primary obligor	$1,833

Most leases have initial terms of up to 20 years and contain one or more renewal options, generally for five- or 10-year periods. These leases provide for minimum rentals and additional rentals based on our operations of the leased property. The total minimum lease payments above include $439 million, representing obligations of consolidated subsidiaries that are non-recourse to Marriott International, Inc.

As discussed in Footnote No. 8, “Acquisitions and Dispositions,” we became secondarily liable for annual rent payments for certain hotels when we acquired the Renaissance Hotel Group N.V. in 1997. At year-end 2007, we continued to manage 14 of these hotels under long-term management agreements; however, due to certain provisions in the management agreements, we account for these contracts as operating leases. CTF placed funds into trust accounts to cover possible shortfalls in cash flow necessary to meet rent payments under these leases. In turn, we released CTF affiliates from their guarantees in connection with these leases. Approximately $38 million remained in these trust accounts at year-end 2007. Minimum lease payments relating to these leases, which are not reflected in the $1,833 million in the preceding table are as follows: $30 million in each of 2008, 2009, and 2010; $26 million in 2011; $17 million in 2012; and $33 million thereafter, for a total of $166 million.

The composition of rent expense for the last three fiscal years associated with operating leases is detailed in the following table:

($ in millions)	2007	2006	2005
Minimum rentals	$272	$253	$211
Additional rentals	100	109	109

	$372	$362	$320

We have summarized our future obligations under capital leases at year-end 2007, in the following table:

($ in millions)
Fiscal Year	Minimum Lease Payments
2008	$1
2009	1
2010	1
2011	1
2012	1
Thereafter	7

Total minimum lease payments	12
Less: Amount representing interest	(5)

Present value of net minimum lease payments	$7

The accompanying Consolidated Balance Sheets for year-end 2007, included $7 million in the “Long-term debt” caption that represented the present value of net minimum lease payments associated with capital leases.

19.	BUSINESS SEGMENTS

We are a diversified hospitality company with operations in five business segments:

•

North American Full-Service Lodging, which includes Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott Hotels & Resorts, Marriott Conference Centers, Renaissance Hotels & Resorts, and Renaissance ClubSport properties located in the continental United States and Canada;

•

North American Limited-Service Lodging, which includes Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay properties located in the continental United States and Canada;

•

International Lodging, which includes Marriott Hotels & Resorts, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Courtyard, Fairfield Inn, Residence Inn, Ramada International, and Marriott Executive Apartments properties located outside the continental United States and Canada;

•	Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts properties worldwide; and

•

Timeshare, which includes the development, marketing, operation, and sale of timeshare, fractional ownership, and residential properties worldwide under Marriott Vacation Club, The Ritz-Carlton Club, Grand Residences by Marriott, and Horizons by Marriott Vacation Club.

In addition to the segments above, in 2007 we exited the synthetic fuel business, which was formerly a separate segment but which we now report under discontinued operations.

In addition to the brands noted above, in 2007 we announced our new brand of family-friendly resorts and spas, “Nickelodeon Resorts by Marriott” and a new brand of lifestyle boutique hotels, “Edition.” At year-end 2007, no properties were yet open under either brand.

In 2006, we analyzed our internal reporting process and implemented changes in the fourth quarter that were designed to improve efficiency and, as part of this process, we evaluated the impact on segment reporting. Accordingly, we now report five operating segments, and no longer allocate indirect administrative expenses to our segments. We reflect this revised segment reporting throughout this report for all periods presented, and present historical figures in a manner that is consistent with the revised segment reporting. See also the Form 8-K that we filed on March 19, 2007, furnishing quarterly Revenues and Income from Continuing Operations for each of 2006 and 2005 in the new segment format.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, or indirect general, administrative, and other expenses. With the exception of the Timeshare segment, we do not allocate interest income to our segments. Because note sales are an integral part of the Timeshare segment, we include note sale gains in our Timeshare segment results. We include interest income associated with Timeshare segment notes in our Timeshare segment results because financing sales are an integral part of that segment’s business. We also allocate other gains or losses as well as equity in earnings or losses from our joint ventures and divisional general, administrative, and other expenses to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

We aggregate the brands presented within our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment and our organizational and management reporting structure.

Revenues

($ in millions)	2007	2006	2005
North American Full-Service Segment	$5,476	$5,196	$5,116
North American Limited-Service Segment	2,198	2,060	1,886
International Segment	1,594	1,411	1,017
Luxury Segment	1,576	1,423	1,333
Timeshare Segment	2,065	1,840	1,721

Total segment revenues	12,909	11,930	11,073
Other unallocated corporate	81	65	56

	$12,990	$11,995	$11,129

Income from Continuing Operations

($ in millions)	2007	2006	2005
North American Full-Service Segment	$478	$455	$349
North American Limited-Service Segment	461	380	303
International Segment	271	237	133
Luxury Segment	72	63	45
Timeshare Segment	306	280	271

Total segment financial results	1,588	1,415	1,101
Other unallocated corporate	(287)	(251)	(219)
Interest income, provision for loan losses, and interest expense	(163)	(72)	(55)
Income taxes	(441)	(380)	(284)

	$697	$712	$543

Equity in Earnings (Losses) of Equity Method Investees

($ in millions)	2007	2006	2005
North American Full-Service Segment	$3	$2	$21
North American Limited-Service Segment	2	—	(6)
International Segment	3	—	20
Luxury Segment	(4)	(2)	(1)
Timeshare Segment	10	(2)	1

Total segment equity in earnings (losses)	14	(2)	35
Other unallocated corporate	1	5	1

	$15	$3	$36

Depreciation and Amortization

($ in millions)	2007	2006	2005
North American Full-Service Segment	$25	$24	$19
North American Limited-Service Segment	23	24	24
International Segment	23	23	18
Luxury Segment	17	7	10
Timeshare Segment	39	39	46

Total segment depreciation and amortization	127	117	117
Other unallocated corporate	62	61	57
Discontinued operations	8	10	10

	$197	$188	$184

Assets

($ in millions)	At Year-end 2007	At Year-end 2006	At Year-end 2005
North American Full-Service Segment	$1,322	$1,104	$1,309
North American Limited-Service Segment	486	565	613
International Segment	855	1,225	1,333
Luxury Segment	748	755	656
Timeshare Segment	3,142	2,560	2,454

Total segment assets	6,553	6,209	6,365
Other unallocated corporate	2,336	2,288	2,062
Discontinued operations	53	91	103

	$8,942	$8,588	$8,530

Equity Method Investments

($ in millions)	At Year-end 2007	At Year-end 2006	At Year-end 2005
North American Full-Service Segment	$16	$18	$21
North American Limited-Service Segment	75	35	50
International Segment	62	73	119
Luxury Segment	41	17	18
Timeshare Segment	99	168	115

Total segment equity method investments	293	311	323
Other unallocated corporate	23	21	26

	$316	$332	$349

Goodwill

($ in millions)	At Year-end 2007	At Year-end 2006	At Year-end 2005
North American Full-Service Segment	$406	$406	$407
North American Limited-Service Segment	72	72	72
International Segment	273	273	273
Luxury Segment	170	170	172

Total segment goodwill	$921	$921	$924

Capital Expenditures

($ in millions)	2007	2006	2005
North American Full-Service Segment	$446	$75	$197
North American Limited-Service Segment	36	38	10
International Segment	44	215	376
Luxury Segment	35	104	84
Timeshare Segment	56	28	27

Total segment capital expenditures	617	460	694
Other unallocated corporate	54	69	86

	$671	$529	$780

Segment expenses include selling expenses directly related to the operations of the businesses, aggregating $616 million in 2007, $600 million in 2006, and $609 million in 2005. Approximately 89 percent for 2007 and 90 percent for each of 2006 and 2005 of the selling expenses are related to our Timeshare segment.

The consolidated financial statements include the following related to operations located outside the United States (which are predominately related to our International lodging segment): Revenues of $2,287 million in 2007, $1,869 million in 2006, and $1,388 million in 2005; segment financial results of $341 million in 2007 (32 percent from Europe, 30 percent from the Americas excluding the United States, 17 percent from Asia, 11 percent from the United Kingdom, 8 percent from the Middle East and Africa, and 2 percent from Australia), $298 million in 2006, and $178 million in 2005; and fixed assets of $257 million in 2007 and $684 million in 2006. At year-end 2007, fixed assets totaling $257 million located outside the United States are included within the “Property and equipment” caption in our Consolidated Balance Sheets. At year-end 2006, fixed assets totaling $684 million located outside the United States include fixed assets of $336 million which are included within the “Property and equipment” caption and $348 million of fixed assets which are included within the “Assets held for sale” caption in our Consolidated Balance Sheets. No individual country, other than the United States, constitutes a material portion of our revenues, financial results or fixed assets.

20.	VARIABLE INTEREST ENTITIES

We currently consolidate a holding company that holds 100 percent interest in four entities that are variable interest entities under FIN 46, “Consolidation of Variable Interest Entities-revised” (“FIN 46(R)”). At year-end 2007, the combined capital in the four variable interest entities is less than $1 million, which is used primarily to fund hotel working capital. Our equity at risk was $3 million and we held 55 percent of the common equity shares of the holding company. The creditors of the holding company do not have general recourse to our credit.

We are party to a venture that develops and markets fractional ownership and residential interests. During the 2007 second quarter, we issued a guarantee to the senior lender of the venture in support of the senior loan facility and reevaluated our variable interests in the venture under FIN 46(R). At that time, we determined that we were the primary beneficiary and as such, we also consolidated this venture. During the 2007 third quarter, the guarantee was replaced with the issuance of a loan facility for $40 million, of which $36 million is receivable and outstanding at year-end 2007. Our issuance of the loan facility was a reconsideration event under FIN 46(R); we again determined we were the primary beneficiary and continue to consolidate the joint venture. At year-end 2007, the carrying amount of consolidated assets that are collateral for the variable interest entity’s obligations totaled $141 million and comprised $24 million of accounts receivable, $106 million of real estate held for development, property, equipment, and other long-term assets, and $11 million of cash. The creditors of the variable interest entity do not have general recourse to our credit.

In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions” we manage certain hotels on behalf of four tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. At year-end 2007, the number of hotels totaled 14. The entities have minimal equity and minimal assets comprised of hotel working capital. CTF placed money in a trust account to cover cash flow shortfalls and to meet rent payments. The terms of the trust require that the cash flows for the four tenant entities be pooled for purposes of making rent payments and determining cash flow shortfalls. At year-end 2007, the trust account held approximately $38 million. The entities are variable interest entities under FIN 46(R). We do not consolidate the entities because we do not bear the majority of the expected losses. We are secondarily liable for rent payments for eight of the 14 hotels in the event that there are cash flow shortfalls and there is no money left in the trust. Future minimum lease payments through the end of the lease term for these eight hotels total approximately $122 million. In addition, we are also secondarily liable for rent payments of up to an aggregate cap of $44 million for the six other hotels in the event that there are cash flow shortfalls.

21.	RELATED PARTY TRANSACTIONS

Equity Method Investments

We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. In addition, in some cases we provide loans, preferred equity or guarantees to these entities. Our ownership interest in these equity method investments generally varies from 10 to 50 percent. The amount of our consolidated retained earnings that represents undistributed earnings attributable to our equity investments totaled $9 million at year-end 2007.

The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

($ in millions)	2007	2006	2005
Base management fees	$56	$62	$83
Franchise fees	1	2	2
Incentive management fees	26	22	14
Cost reimbursements	510	649	936
Owned, leased, corporate housing, and other revenue	—	—	19

Total revenue	$593	$735	$1,054

General, administrative, and other	$(4)	$(1)	$(19)
Reimbursed costs	(510)	(649)	(936)
Gains and other income	25	28	54
Interest expense	(1)	(1)	—
Interest income	4	4	31
(Provision for) reversal of provision for loan losses	(12)	1	—
Equity in earnings	15	3	36

Balance Sheet Data

($ in millions)	At Year-end 2007	At Year-end 2006
Current assets-accounts and notes receivable	$42	$76
Deferred development	2	—
Contract acquisition costs	33	34
Equity and cost method investments	316	377
Loans to equity method investees	21	27
Long-term deferred tax assets, net	1	4
Current liabilities:
Other payables and accruals	(2)	(2)
Other long-term liabilities	(16)	(13)

Summarized information for the entities in which we have equity method investments is as follows:

Income Statement Summary

($ in millions)	2007	2006	2005
Sales	$1,622	$1,479	$1,975

Net income	$134	$170	$259

Balance Sheet Summary

($ in millions)	At Year-end 2007	At Year-end 2006
Assets (primarily comprised of hotel real estate managed by us)	$3,856	$4,325

Liabilities	$2,536	$2,830

22.	RELATIONSHIP WITH MAJOR CUSTOMER

As of year-end 2007, Host Hotels & Resorts, Inc. (“Host”), known as Host Marriott Corporation prior to April 18, 2006, owned or leased 149 lodging properties operated by us under long-term agreements. We recognized revenues from lodging properties owned or leased by Host (which are included in our North American Full-Service, North American Limited-Service, and International segments) for the last three fiscal years as shown in the following table:

($ in millions)	2007	2006	2005
Revenues	$2,580	$2,475	$2,427

Additionally, Host is a partner in several unconsolidated partnerships that own lodging properties operated by us under long-term agreements. As of year-end 2007, Host was affiliated with 124 such properties operated by us. The revenues associated with those properties (which are included in our North American Full-Service, North American Limited-Service, and International segments) that were recognized by the Company for the last three fiscal years are shown in the following table:

($ in millions)	2007	2006	2005
Revenues	$350	$353	$352

QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)	Fiscal Year 2007 (1), (2)
	Fir+st Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues (3)	$2,836	$3,122	$2,943	$4,089	$12,990

Operating income (3)	$237	$335	$210	$406	$1,188

Income from continuing operations	$164	$175	$122	$236	$697
Discontinued operations, net of tax	18	32	9	(60)	(1)

Net income	$182	$207	$131	$176	$696

Diluted earnings per share from continuing operations	$0.40	$0.43	$0.31	$0.62	$1.75
Diluted earnings per share from discontinued operations	0.04	0.08	0.02	(0.16)	—

Diluted earnings per share	$0.44	$0.51	$0.33	$0.46	$1.75

($ in millions, except per share data)	Fiscal Year 2006 (1), (2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues (3)	$2,648	$2,852	$2,697	$3,798	$11,995

Operating income (3)	$230	$292	$227	$338	$1,087

Income from continuing operations	$167	$182	$144	$219	$712
Discontinued operations, after-tax	3	4	(3)	1	5
Cumulative effect of change in accounting principle, net of tax	(109)	—	—	—	(109)

Net income	$61	$186	$141	$220	$608

Diluted earnings per share from continuing operations	$0.38	$0.42	$0.34	$0.52	$1.65
Diluted losses per share from cumulative effect of accounting change	(0.25)	—	—	—	(0.25)
Diluted earnings per share from discontinued operations	0.01	0.01	(0.01)	—	0.01

Diluted earnings per share	$0.14	$0.43	$0.33	$0.52	$1.41

(1)	The quarters consisted of 12 weeks, except for the fourth quarters, which consisted of 16 weeks.
(2)

All share and per share amounts reflect the June 2006 stock split. The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

(3)	Balances do not reflect the impact of the synthetic fuel business as the impact of that business is now reflected in discontinued operations.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

None.

PART III

Items 10, 11, 12, 13, 14.

As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with the 2008 Annual Meeting of Shareholders by reference in this Annual Report on Form 10-K.

ITEM 10.	We incorporate this information by reference to the “Directors Standing For Election,” “Directors Continuing In Office,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” and “Selection of Director Nominees” sections of our Proxy Statement. We have included information regarding our executive officers and our Code of Ethics below.

ITEM 11.	We incorporate this information by reference to the “Executive Compensation” section of our Proxy Statement.

ITEM 12.	We incorporate this information by reference to the “Securities Authorized for Issuance Under Equity Compensation Plans” and the “Stock Ownership” sections of our Proxy Statement.

ITEM 13.	We incorporate this information by reference to the “Certain Relationships and Related Transactions, and Director Independence” section of our Proxy Statement.

ITEM 14.	We incorporate this information by reference to the “Principal Independent Auditor Fee Disclosure” and the “Pre-Approval of Independent Auditor Fees and Services Policy” sections of our Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 1, 2008.

Name and Title	Age	Business Experience
J.W. Marriott, Jr. Chairman of the Board and Chief Executive Officer	75	J.W. Marriott, Jr. has been Chief Executive Officer of Marriott International, Inc. (the Company) and its predecessors since 1972, and Chairman of the Board since 1985. He joined Marriott Corporation (now known as Host Hotels & Resorts, Inc.) in 1956, became President and a director in 1964. Mr. Marriott serves as a director of the United States Naval Academy Foundation. He also serves on the Board of Trustees of the National Geographic Society, The J. Willard & Alice S. Marriott Foundation and the National Business Council. He is a member of the Executive Committee of the World Travel & Tourism Council and the chairman of the President’s Export Council, a presidential advisory committee on export trade. Mr. Marriott is also on the U.S. Travel and Tourism Advisory Board (TTAB) and the Secure Borders Open Doors Advisory Committee (SBODAC). In addition, he serves as chairman of the Leadership Council of the Laura Bush Foundation for America’s Libraries. Mr. Marriott has served as a director of the Company since March 1998. He is the father of John W. Marriott III, the non-employee Vice Chairman of the Company’s Board of Directors.

Carl T. Berquist Executive Vice President Financial Information and Enterprise Risk Management	56	Carl T. Berquist joined Marriott International in December 2002 as Executive Vice President of Financial Information and Enterprise Risk Management. He also serves as Principal Accounting Officer of the Company. Prior to joining Marriott, Mr. Berquist was a partner at Arthur Andersen LLP, most recently as managing partner of the mid-Atlantic region, which included five offices from Philadelphia, PA, to Richmond, VA. Mr. Berquist is a member of Penn State’s Smeal Business School’s Board of Visitors and is a member of the board of Hertz Global Holdings, Inc., and several private companies.

Simon F. Cooper President and Chief Operating Officer The Ritz-Carlton Hotel Company, L.L.C.	62	Simon F. Cooper joined Marriott International in 1998 as President of Marriott Lodging Canada and Senior Vice President of Marriott Lodging International. In 2000, the Company added the New England Region to his Canadian responsibilities. Prior to joining Marriott, Mr. Cooper was President and Chief Operating Officer of Delta Hotels and Resorts. He is a fellow of the Board of Trustees for the Educational Institute of the American Hotel and Motel Association. Mr. Cooper was appointed to his current position as President and COO, The Ritz-Carlton Hotel Company, in February 2001.

Name and Title	Age	Business Experience
Edwin D. Fuller President and Managing Director International Lodging	62	Edwin D. Fuller joined Marriott in 1972 and held several sales positions before being appointed Vice President of Marketing in 1979. He became Regional Vice President of the Midwest Region in 1985, Regional Vice President of the Western Region in 1988, and in 1990 was promoted to Senior Vice President and Managing Director of International Lodging, with a focus on developing the international group of hotels. He was named Executive Vice President and Managing Director of International Lodging in 1994 and was promoted to his current position in 1997.

Robert J. McCarthy Executive Vice President North American Lodging Operations and Global Brand Management	54	Robert J. “Bob” McCarthy has over 30 years experience with Marriott. Prior to his current position, he served as Executive Vice President of North American Lodging Operations for Marriott International; Senior Vice President of the Northeast region for Marriott Lodging; and Vice President of Operations for Courtyard and Fairfield Inn. He is also Chairman of the Board of Managers of Avendra, LLC, a procurement company serving the hospitality industry.

David A. Rodriguez Executive Vice President Global Human Resources	49	David A. Rodriguez joined Marriott International and assumed the role of Senior Vice President-Staffing & Development in 1998. In 2003, he was appointed Executive Vice President-Human Resources for Marriott Lodging and in 2006 he assumed the role of Executive Vice President-Global Human Resources for Marriott International. Prior to joining Marriott International, he held several senior roles in human resources at Citicorp (now Citigroup) from 1989-1998.

Edward A. Ryan Executive Vice President and General Counsel	54	Edward A. Ryan was named Executive Vice President and General Counsel in November 2006. He joined Marriott in 1996 as Assistant General Counsel, was promoted to Senior Vice President and Associate General Counsel in 1999, when he had responsibility for all new management agreements and real estate development worldwide for full-service and limited-service hotels; in 2005 he also assumed responsibility for all corporate transactions and corporate governance. Prior to joining Marriott, Mr. Ryan was a partner at the law firm of Hogan & Hartson in Washington, D.C.

William J. Shaw Director, President and Chief Operating Officer	62	William J. Shaw has served as President and Chief Operating Officer of the Company since 1997 (including service in the same capacity with Old MI until March 1998). He joined Marriott Corporation in 1974, was elected Corporate Controller in 1979 and a Corporate Vice President in 1982. In 1986, Mr. Shaw was elected Senior Vice President-Finance and Treasurer of Marriott Corporation. He was elected Chief Financial Officer and Executive Vice President of Marriott Corporation in 1988. In 1992, he was elected President of the Marriott Service Group. He also serves on the Board of Trustees of the University of Notre Dame and on the NCAA Leadership Advisory Board. Mr. Shaw served as a director of Old MI from March 1998 through June 2001. He has served as a director of the Company since March 1997.

Name and Title	Age	Business Experience
Arne M. Sorenson Executive Vice President, Chief Financial Officer and President, Continental European Lodging	49	Arne M. Sorenson joined Marriott in 1996 as Senior Vice President of Business Development. He was instrumental in our acquisition of the Renaissance Hotel Group in 1997. Prior to joining Marriott, he was a partner in the law firm of Latham & Watkins in Washington, D.C., where he played a key role in 1992 and 1993 in the distribution of Old MI by Marriott Corporation. Mr. Sorenson was appointed Executive Vice President and Chief Financial Officer in 1998 and assumed the additional title of President, Continental European Lodging, in January 2003. Mr. Sorenson serves on the Board of Regents of Luther College in Decorah, Iowa. He also serves on the Board of Directors of The Luther Institute.

James M. Sullivan Executive Vice President Lodging Development	64	James M. Sullivan joined Marriott Corporation in 1980, departed in 1983 to acquire, manage, expand, and subsequently sell a successful restaurant chain, and returned to Marriott Corporation in 1986 as Vice President of Mergers and Acquisitions. Mr. Sullivan became Senior Vice President, Finance-Lodging in 1989, Senior Vice President-Lodging Development in 1990 and was appointed to his current position in 1995. He serves as a director of IntegraLifeSciences, Holding Corporation.

Stephen P. Weisz President Marriott Vacation Club	57	Stephen P. Weisz joined Marriott Corporation in 1972 and was named Regional Vice President of the Mid-Atlantic Region in 1991. Mr. Weisz had previously served as Senior Vice President of Rooms Operations before being appointed Vice President of the Revenue Management Group. Mr. Weisz became Senior Vice President of Sales and Marketing for Marriott Hotels, Resorts & Suites in 1992 and Executive Vice President-Lodging Brands in 1994. Mr. Weisz was appointed to his current position in 1996. He serves as a director of Mindshare Technologies, Inc.

Code of Ethics

The Company has long maintained and enforced an Ethical Conduct Policy that applies to all Marriott associates, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, and to each member of our Board of Directors. We have posted our Code of Ethics (“Ethical Conduct Policy”) in the “Corporate Governance” section of our Investor Relations Web site, www.Marriott.com/investor. Any future changes or amendments to our Ethical Conduct Policy and any waiver of our Ethical Conduct Policy that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, or member of the Board of Directors, will be posted to www.Marriott.com/investor.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.(i).1	Restated Certificate of Incorporation of the Company.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.(i).2	Certificate of Elimination for the Capped Convertible Preferred Stock and ESOP Convertible Preferred Stock (nullifying and eliminating supplementary Certificates of Designation previously filed as Exhibits No. 3.1 and 3.2 to our Form 10-Q for the fiscal quarter ended June 16, 2000, filed July 28, 2000).	Exhibit 3(i) to our Form 8-K filed February 7, 2006 (File No. 001-13881).

3.(ii)	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Amended and Restated Rights Agreement dated as of August 9, 1999, with The Bank of New York, as Rights Agent.	Exhibit No. 4.1 to our Form 10-Q for the fiscal quarter ended September 10, 1999 (File No. 001-13881).

4.3	Form of Rights Certificate.	Exhibit No. 99.4 to our Form 8-A/A filed April 3, 1998 (File No. 001-13881).

4.4	Indenture dated November 16, 1998, with JPMorgan Chase Bank, N.A., as Trustee, formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year ended January 1, 1999 (File No. 001-13881).

4.5	Form of 7.875% Series C Note due 2009.	Exhibit No. 4.1 to our Form 8-K filed on September 21, 1999 (File No. 001-13881).

4.6	Form of 7.000% Series E Note due 2008.	Exhibit No. 4.1(f) to our Form S-3 filed January 17, 2001 (File No. 333-53860).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
4.7	Form of 4.625% Series F Note due 2012.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2005 (File No. 001-13881).

4.8	Form of 5.810% Series G Note due 2015.	Exhibit No. 4.1 to our Form 10-Q for the fiscal quarter ended June 16, 2006 (File No. 001-13881).

4.9	Form of 6.200% Series H Note due 2016.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2006 (File No. 001-13881).

4.10	Form of 6.375% Series I Note due 2017.	Exhibit No. 4.2 to our Form 8-K filed June 25, 2007 (File No. 001-13881).

4.11	Form of 5.625% Series J Note due 2013.	Exhibit No. 4.2 to our Form 8-K filed October 19, 2007 (File No. 001-13881).

10.1	U.S. $2.5 billion Amended and Restated Credit Agreement dated as of May 14, 2007, with Citibank, N.A., as Administrative Agent and certain banks.	Exhibit No. 10 to our Form 8-K filed May 16, 2007 (File No. 001-13881).

*10.2	Marriott International, Inc. Stock and Cash Incentive Plan-Amended and Restated as of January 1, 2008.	Filed with this report.

*10.3	Marriott International, Inc. Executive Deferred Compensation Plan-Amended and Restated as of January 1, 2008.	Filed with this report.

*10.4	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Filed with this report.

*10.5	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Filed with this report.

*10.6	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Filed with this report.

*10.7	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Filed with this report.

*10.8	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Filed with this report.

*10.9	Summary of Marriott International, Inc. Director Compensation.	Filed with this report.

*10.10	Marriott International, Inc. Executive Officer Incentive Plan and Executive Officer Individual Performance Plan.	Filed with this report.

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

21	Subsidiaries of Marriott International, Inc.	Filed with this report.

23	Consent of Ernst & Young LLP.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

*	Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 15th day of February 2008.

MARRIOTT INTERNATIONAL, INC.

By:	/s/ J.W. Marriott, Jr.
J.W. Marriott, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/ J.W. Marriott, Jr.
J.W. Marriott, Jr.	Chairman of the Board, Chief Executive Officer and Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Arne M. Sorenson
Arne M. Sorenson	Executive Vice President and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Carl T. Berquist
Carl T. Berquist	Executive Vice President, Financial Information and Enterprise Risk Management

DIRECTORS:

/s/ John W. Marriott III	/s/ Harry J. Pearce
John W. Marriott III, Vice Chairman of the Board	Harry J. Pearce, Director

/s/ Lawrence W. Kellner	/s/ Steven S Reinemund
Lawrence W. Kellner, Director	Steven S Reinemund, Director

/s/ Debra L. Lee	/s/ William J. Shaw
Debra L. Lee, Director	William J. Shaw, Director

/s/ Floretta Dukes McKenzie	/s/ Lawrence M. Small
Floretta Dukes McKenzie, Director	Lawrence M. Small, Director

/s/ George Muñoz
George Muñoz, Director