Form 10-Q
period 2008-03-21
MARRIOTT INTERNATIONAL INC /MD/
filed 2008-04-22
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 21, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 353,540,676 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 4, 2008.

MARRIOTT INTERNATIONAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 21, 2008	March 23, 2007
REVENUES
Base management fees	$148	$134
Franchise fees	96	91
Incentive management fees	74	71
Owned, leased, corporate housing, and other revenue	270	250
Timeshare sales and services	326	369
Cost reimbursements	2,033	1,921

	2,947	2,836
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	244	219
Timeshare-direct	313	312
Reimbursed costs	2,033	1,921
General, administrative, and other	162	147

	2,752	2,599

OPERATING INCOME	195	237

Gains and other income	3	35
Interest expense	(42)	(33)
Interest income	11	9
Reversal of provision for loan losses	2	—
Equity in earnings	27	2

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	196	250
Provision for income taxes	(75)	(86)
Minority interest in losses of consolidated subsidiaries, net of tax	1	—

INCOME FROM CONTINUING OPERATIONS	122	164
Discontinued operations, net of tax	(1)	18

NET INCOME	$121	$182

EARNINGS PER SHARE-Basic
Earnings from continuing operations	$0.34	$0.42
Earnings from discontinued operations	—	0.05

Earnings per share	$0.34	$0.47

EARNINGS PER SHARE-Diluted
Earnings from continuing operations	$0.33	$0.40
Earnings from discontinued operations	—	0.04

Earnings per share	$0.33	$0.44

DIVIDENDS DECLARED PER SHARE	$0.0750	$0.0625

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	March 21, 2008 (Unaudited)	December 28, 2007
ASSETS
Current assets
Cash and equivalents	$314	$332
Accounts and notes receivable	1,118	1,148
Inventory	1,718	1,557
Current deferred taxes, net	183	185
Assets held for sale	126	123
Discontinued operations	38	53
Other	208	174

	3,705	3,572

Property and equipment	1,338	1,329
Intangible assets
Goodwill	921	921
Contract acquisition costs	648	635

	1,569	1,556

Equity and cost method investments	324	343
Notes receivable
Loans to equity method investees	8	21
Loans to timeshare owners	512	408
Other notes receivable	176	171

	696	600

Other long-term receivables	176	176
Deferred taxes, net	654	678
Other	646	688

	$9,108	$8,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$55	$175
Accounts payable	636	789
Accrued payroll and benefits	490	642
Liability for guest loyalty program	425	421
Timeshare segment deferred revenue	143	101
Liabilities related to discontinued operations	13	13
Other payables and accruals	802	735

	2,564	2,876

Long-term debt	3,340	2,790
Liability for guest loyalty program	1,008	971
Self-insurance reserves	189	182
Other long-term liabilities	687	694

Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,477	3,531
Retained earnings	3,430	3,332
Treasury stock, at cost	(5,642)	(5,490)
Accumulated other comprehensive income	50	51

	1,320	1,429

	$9,108	$8,942

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Twelve Weeks Ended
	March 21, 2008	March 23, 2007
OPERATING ACTIVITIES
Net income	$121	$182
Adjustments to reconcile to cash used in operating activities:
Depreciation and amortization	41	45
Minority interest	(2)	—
Income taxes	41	(42)
Timeshare activity, net	(102)	(103)
Liability for guest loyalty program	33	14
Working capital changes and other	(199)	(249)

Net cash used in operating activities	(67)	(153)

INVESTING ACTIVITIES
Capital expenditures	(65)	(158)
Dispositions	14	48
Loan advances	(8)	(1)
Loan collections and sales	15	48
Equity and cost method investments	15	1
Other	(62)	(4)

Net cash used in investing activities	(91)	(66)

FINANCING ACTIVITIES
Commercial paper, net	571	586
Issuance of long-term debt	3	1
Repayment of long-term debt	(151)	(9)
Issuance of Class A Common Stock	15	95
Dividends paid	(27)	(25)
Purchase of treasury stock	(271)	(492)
Other	—	(6)

Net cash provided by financing activities	140	150

DECREASE IN CASH AND EQUIVALENTS	(18)	(69)
CASH AND EQUIVALENTS, beginning of period	332	191

CASH AND EQUIVALENTS, end of period	$314	$122

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (together with its subsidiaries, “we,” “us,” or the “Company”).

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. You should, however, read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2007, (“2007 Form 10-K”). Certain terms not otherwise defined in this quarterly report have the meanings specified in our 2007 Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates. We have reclassified certain prior year amounts to conform to our 2008 presentation. As a result of the discontinuation of our synthetic fuel business on November 3, 2007, the balances and activities of the synthetic fuel reportable segment have been segregated and reported as discontinued operations for all periods presented.

Our 2008 first quarter ended on March 21, 2008; our 2007 fourth quarter ended on December 28, 2007; and our 2007 first quarter ended on March 23, 2007. In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 21, 2008, and December 28, 2007, and the results of our operations and cash flows for the twelve weeks ended March 21, 2008, and March 23, 2007. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

2.	New Accounting Standards

EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”

We adopted the Emerging Issues Task Force (“EITF”) of Financial Accounting Standards Board (“FASB”) Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”) on December 29, 2007, the first day of our 2008 fiscal year. EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of Financial Accounting Standards (“FAS”) No. 66, “Accounting for Sales of Real Estate” (“FAS No. 66”), an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37, including an assessment of collectibility using the initial and continuing investment tests described in paragraphs 8 through 12 of FAS No. 66, then the entity should apply the deposit method of accounting as described in paragraphs 65 through 67 of FAS No. 66.

The adoption of EITF 06-8 had no impact on our wholly owned projects. However, in conjunction with the adoption of EITF 06-8 by one joint venture in which we are a partner, we recorded the cumulative effect of applying EITF 06-8 as a reduction of $5 million to our investment in that joint venture, an increase in deferred tax assets of $2 million, and a reduction of $3 million to the opening balance of our retained earnings. In certain circumstances, the application of the continuing investment criterion in EITF 06-8 on the collectibility of the sales price may delay our ability, or the ability of joint ventures in which we are a partner, to recognize revenues and costs using the percentage-of-completion method of accounting.

Financial Accounting Standards No. 157, “Fair Value Measurements”

We adopted FAS No. 157, “Fair Value Measurements” (“FAS No. 157”) on December 29, 2007, the first day of fiscal year 2008. FAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 29, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 3, 2009, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements. See Footnote No. 5, “Fair Value Measurements,” for additional information.

Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”

We adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“FAS No. 159”) on December 29, 2007, the first day of our 2008 fiscal year. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While FAS No. 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

EITF Issue No. 07-6, “Accounting for Sales of Real Estate Subject to the Requirements of FASB Statement No. 66, ‘Accounting for Sales of Real Estate,’ When the Agreement Includes a Buy-Sell Clause”

We adopted EITF Issue No. 07-6, “Accounting for Sales of Real Estate Subject to the Requirements of FASB Statement No. 66, ‘Accounting for Sales of Real Estate,’ When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”) on December 29, 2007, the first day of our 2008 fiscal year. EITF 07-6 clarifies whether a buy-sell clause is a prohibited form of continuing involvement that would preclude partial sales treatment under FAS No. 66. EITF 07-6 is effective for new arrangements entered into and assessments of existing transactions originally accounted for under the deposit, profit sharing, leasing, or financing methods for reasons other than the exercise of a buy-sell clause performed in 2008 and thereafter. The adoption of EITF 07-6 did not have a material impact on our financial statements.

Future Adoption of Accounting Standards

Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). FAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 fiscal year, with early application encouraged. We are currently evaluating the impact that FAS No. 161 will have on our financial statements.

Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”

On December 4, 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) will significantly change the accounting for business combinations. Under FAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year. FAS No. 141(R) will only have an impact on our financial statements if we are involved in a business combination in fiscal year 2009 or later years.

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

3.	Discontinued Operations-Synthetic Fuel

Our synthetic fuel operations consisted of four coal-based synthetic fuel production facilities (the “Facilities”). Because tax credits under Section 45K of the Internal Revenue Code are not available for the production and sale of synthetic fuel produced from coal after calendar year-end 2007, and because we estimated that high oil prices during 2007 would result in the phase-out of a significant portion of the tax credits available for synthetic fuel produced and sold in 2007, on November 3, 2007, we shut down the Facilities and permanently ceased production of synthetic fuel. Accordingly, we now report this business as a discontinued operation.

The following tables provide additional income statement and balance sheet information relating to the discontinued synthetic fuel operations. See Footnote No. 14, “Contingencies,” for additional information.

Income Statement Summary
	Twelve Weeks Ended
($ in millions)	March 21, 2008	March 23, 2007
Revenue	$1	$68

Income (loss) from discontinued operations before income taxes	(1)	(54)

Tax (provision) benefit	—	19
Tax credits	—	53

Total tax (provision) benefit	—	72

(Loss) income from discontinued operations	$(1)	$18

Balance Sheet Summary
	Period Ended
($ in millions)	March 21, 2008	December 28, 2007
Other assets	$38	$53
Liabilities	(13)	(13)

4.	Share-Based Compensation

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

We granted 2.5 million restricted stock units during the first quarter of 2008 under the Comprehensive Plan to certain officers and key employees and those units vest generally over four years in equal annual installments commencing one year after the date of grant. The weighted average grant-date fair value of the restricted stock units granted in the first quarter of 2008 was $35.

In the first quarter of 2008, we granted approximately 108,000 stock options that had a weighted average grant-date fair value of $13 and a weighted average exercise price of $36. The options are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant and expire 10 years after the date of grant.

During the first quarter of 2008, we granted 1.7 million employee share appreciation rights (“Employee SARs”) with a weighted average exercise price of $36 and a weighted average grant-date fair value of $13 to officers and key employees.

For Employee SARs and stock options we use a lattice-based valuation model that incorporates a range of assumptions for inputs. Historical data is used to estimate exercise behaviors for separate groups of retirement eligible and non-retirement eligible employees. The expected terms of stock options and Employee SARs granted are derived from the outputs of the valuation model and represent the periods of time that stock options and Employee SARs granted are expected to be outstanding.

The assumptions for the stock options and Employee SARs granted during the 2008 first quarter are shown in the following table.

2008
Expected volatility	29%
Dividend yield	0.80%
Risk-free rate	3.4%-3.9%
Expected term (in years)	6-9

The risk-free rates are based on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, converted to a continuously compounded rate. Employee SARs and options expire 10 years after the date of grant and generally both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant.

5.	Fair Value Measurements

We adopted FAS No. 157 on December 29, 2007, the first day of fiscal year 2008. FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FAS No. 157 details the disclosures that are required for items measured at fair value. Under FAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under FAS No. 159 for any of our financial assets or liabilities.

We have various financial instruments that must be measured under the new fair value standard including: certain marketable securities, derivatives, and servicing assets and residual interests related to our asset securitizations. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2-Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3-Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of March 21, 2008, which are classified as “Other current assets,” “Other assets,” and “Other long-term liabilities”:

($ in millions)	Fair Value Measurements as of March 21, 2008
Description	Balance at March 21, 2008	Level 1	Level 2	Level 3
Assets:
Servicing assets and other residual interests	$223	$—	$—	$223
Marketable securities	50	26	24	—
Derivative instruments	1	1	—	—

Liabilities:
Derivative instruments	25	—	4	21

The following table summarizes the changes in fair value of our Level 3 assets and liabilities:

($ in millions)	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Servicing Assets and Other Residual Interests	Derivative Instruments
Beginning balance at year-end 2007	$238	$(5)
Total Gains (Losses) (realized or unrealized)
Included in earnings	9	(3)
Included in other comprehensive income	—	(9)
Transfers in or out of Level 3	—	—
Purchases, sales, issuances and settlements	(24)	(4)

Ending balance at March 21, 2008	$223	$(21)

Gains (losses) for the 2008 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$9	$(3)

At the dates of sale and at the end of each reporting period, we estimate the fair value of our residual interests, including servicing assets, using a discounted cash flow model. The implementation of FAS No. 157 did not result in material changes to the models or processes used to value these assets. We used the following key assumptions in measuring the fair value of the residual interests, including servicing assets, in our 11 outstanding Timeshare note sales as of March 21, 2008: an average discount rate of 8.09 percent; an average expected annual prepayment rate, including defaults, of 18.94 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 60 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults of 35 months. We treat the residual interests, including servicing assets, as trading securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS No. 115”), and we recorded realized and unrealized gains or losses related to these assets in “Timeshare sales and services” revenue accordingly.

The rate of prepayment of loans serviced is the most significant estimate involved in the measurement process. Other estimates include the default rate and the discount rate. Estimates of prepayment rates, default rates, and discount rates are based on management’s expectations of future prepayment rates and default rates, reflecting our historical rate of loan repayments and loan defaults, industry trends, current market interest rates, and expected future interest rates and other considerations. Actual repayment rates, default rates, and discount rates differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates, and the availability of alternative financing sources to borrowers. If actual prepayments of the loans being serviced were to occur more slowly than had been projected, the carrying value of servicing assets could increase and accretion and servicing income would exceed previously projected amounts. If actual default rates or actual discount rates are lower than expected, the carrying value of retained interests could increase and accretion and servicing income would exceed previously projected amounts. Accordingly, the retained interests, including servicing assets, actually realized, could differ from the amounts initially recorded.

We completed a stress test on the fair value of the residual interests as of the end of the 2008 first quarter with the objective of measuring the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. The fair value of the residual interests was $223 million as of March 21, 2008, before any stress test changes were applied. An increase of 100 basis points in the prepayment rate would decrease the quarter-end valuation by $4 million, or 1.9 percent, and an increase of 200 basis points in the prepayment rate would decrease the quarter-end valuation by $8 million, or 3.7 percent. An increase of 100 basis points in the discount rate would decrease the quarter-end valuation by $5 million, or 2.2 percent, and an increase of 200 basis points in the discount rate would decrease the quarter-end valuation by $10 million, or 4.4 percent. A decline of two months in the weighted average remaining term would decrease the quarter-end valuation by $3 million, or 1.2 percent, and a decline of four months in the weighted average remaining term would decrease the quarter-end valuation by $5 million, or 2.4 percent.

We value our derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model including interest rates, credit spreads, and volatilities. We recorded realized and unrealized gains and losses on these derivative instruments in gains from the sale of timeshare notes receivable, which are recorded within the “Timeshare sales and services” revenue caption in our Condensed Consolidated Statements of Income.

6.	Earnings Per Share

The table below illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	Twelve Weeks Ended
(in millions, except per share amounts)	March 21, 2008	March 23, 2007
Computation of Basic Earnings Per Share
Income from continuing operations	$122	$164
Weighted average shares outstanding	354.3	388.1

Basic earnings per share from continuing operations	$0.34	$0.42

Computation of Diluted Earnings Per Share
Income from continuing operations	$122	$164

Weighted average shares outstanding	354.3	388.1

Effect of dilutive securities
Employee stock option and share appreciation rights plans	14.0	18.5
Deferred stock incentive plans	1.7	2.0
Restricted stock units	1.9	2.7

Shares for diluted earnings per share	371.9	411.3

Diluted earnings per share from continuing operations	$0.33	$0.40

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

In accordance with FAS No. 128, “Earnings per Share,” we have not included the following stock options and SARs in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended March 21, 2008, 1.8 million options and SARs, with exercise prices ranging from $34.47 to $49.03; and

(b)	for the twelve-week period ended March 23, 2007, 0.2 million options and SARs, with exercise prices of $49.03.

7.	Inventory

Inventory, totaling $1,718 million and $1,557 million as of March 21, 2008, and December 28, 2007, respectively, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,695 million and $1,536 million as of March 21, 2008, and December 28, 2007, respectively. Inventory totaling $23 million and $21 million as of March 21, 2008, and December 28, 2007, respectively, primarily relates to hotel operating supplies for the limited number of properties we own or lease. We value Timeshare segment interval, fractional ownership, and residential products at the lower of cost or net realizable value and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

8.	Assets Held for Sale

Assets held for sale totaled $126 million at the end of the 2008 first quarter and consisted of property and equipment. The $126 million total reflected the following segment composition: Luxury Lodging- $89 million; North American Full-Service Lodging-$20 million; and North American Limited-Service Lodging-$17 million. There were no liabilities of assets held for sale at the end of the 2008 first quarter.

Assets held for sale totaled $123 million at year-end 2007 and consisted of property and equipment. The $123 million total reflected the following segment composition: Luxury Lodging-$89 million; North American Full-Service Lodging-$17 million; and North American Limited-Service Lodging-$17 million. There were no liabilities of assets held for sale at year-end 2007.

9.	Property and Equipment

The following table details the composition of our property and equipment balances at March 21, 2008, and December 28, 2007.

($ in millions)	March 21, 2008	December 28, 2007
Land	$401	$399
Buildings and leasehold improvements	852	833
Furniture and equipment	914	900
Construction in progress	221	216

	2,388	2,348
Accumulated depreciation	(1,050)	(1,019)

	$1,338	$1,329

10.	Acquisitions and Dispositions

2008 Acquisitions

At year-end 2007, we were party to a venture that developed and marketed fractional ownership and residential products. In the first quarter of 2008, we purchased our partner’s interest in that joint venture and concurrent with this transaction, we purchased additional land from our partner as well. Cash consideration for this transaction totaled $37 million and we acquired assets and liabilities totaling $75 million and $38 million, respectively, on the date of purchase. On March 31, 2008, subsequent to the end of the 2008 first quarter, we closed on a transaction for the purchase of real estate located in Thailand for our timeshare operations. The total purchase price was approximately $64 million. Cash consideration totaled approximately $40 million, and non-current liabilities recorded as a result of this transaction were $24 million.

2008 Dispositions

In the 2008 first quarter, we sold two limited-service properties for cash proceeds of $14 million, which were approximately equal to the properties’ book values. We accounted for each of the sales under the full accrual method in accordance with FAS No. 66 and each property will continue to operate under our brands pursuant to franchise agreements.

11.	Notes Receivable

The following table details the composition of our notes receivable balances at March 21, 2008, and December 28, 2007.

($ in millions)	March 21, 2008	December 28, 2007
Loans to timeshare owners	$589	$476
Lodging senior loans	6	7
Lodging mezzanine and other loans	199	206

	794	689
Less current portion	(98)	(89)

	$696	$600

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in the accompanying Condensed Consolidated Balance Sheets, including $77 million and $68 million, as of March 21, 2008, and December 28, 2007, respectively, related to “Loans to timeshare owners.”

12.	Long-term Debt

Our long-term debt at March 21, 2008, and December 28, 2007, consisted of the following:

($ in millions)	March 21, 2008	December 28, 2007
Senior Notes:
Series C, interest rate of 7.875%, face amount of $76, maturing September 15, 2009	$76	$76
Series E, matured January 15, 2008	—	91
Series F, interest rate of 4.625%, face amount of $350, maturing June 15, 2012	349	349
Series G, interest rate of 5.810%, face amount of $427, maturing November 10, 2015	402	402
Series H, interest rate of 6.200%, face amount of $350, maturing June 15, 2016	349	349
Series I, interest rate of 6.375%, face amount of $350, maturing June 15, 2017	346	346
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013	397	397
Commercial paper, average interest rate of 3.5% at March 21, 2008	1,156	585
Mortgage debt, average interest rate of 7.6% at March 21, 2008, maturing through May 1, 2025	175	196
Other	145	174

	3,395	2,965
Less current portion	(55)	(175)

	$3,340	$2,790

As of the end of our 2008 first quarter, all debt, other than mortgage debt and $7 million of other debt, was unsecured.

13.	Comprehensive Income and Capital Structure

For the twelve weeks ended March 21, 2008, and March 23, 2007, respectively, net income totaled $121 million and $182 million, while comprehensive income totaled $120 million and $169 million. The principal difference between net income and comprehensive income for the twelve weeks ended March 21, 2008, primarily relates to mark-to-market adjustments associated with both cash flow hedges and available-for-sale securities, almost entirely offset by foreign currency translation adjustments. The principal difference between net income and comprehensive income for the twelve weeks ended March 23, 2007, relates to the reclassification of gains associated with the sale of securities that were classified as available-for-sale, partially offset by foreign currency translation adjustments.

We included net unrealized holding gains on available-for-sale securities in accumulated other comprehensive income of $3 million and $26 million for the twelve-week periods ended March 21, 2008, and March 23, 2007, respectively. The amount of gains reclassified out of accumulated other comprehensive income as a result of the sale of securities totaled zero and $10 million for the twelve-week periods ended March 21, 2008, and March 23, 2007, respectively.

For the twelve weeks ended March 21, 2008, approximately 2.6 million shares of our Class A Common Stock were issued upon conversion, exercise, or satisfaction of required conditions. In addition, during the first quarter of 2008 we repurchased approximately 6.2 million shares of our Class A Common Stock at an average price of $33.37 per share.

14.	Contingencies

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at March 21, 2008, are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings at March 21, 2008
Debt service	$35	$1
Operating profit	191	28
Other	75	7

Total guarantees where we are the primary obligor	$301	$36

Our guarantees of $301 million listed in the preceding table include $38 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties.

The guarantees of $301 million in the preceding table do not include $236 million of guarantees that expire in the years 2011 through 2013, related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”), which subsequently merged with Health Care Property Investors, Inc., is the primary obligor of the remainder of the lifecare bonds. Prior to our sale of the Senior Living Services business in 2003, these preexisting guarantees were guarantees by us of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

The table also does not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $7 million and total remaining rent payments through the initial term of approximately $77 million. Most of these obligations expire at the end of the 2023 calendar year. CTF Holdings Ltd. (“CTF”) had originally made available €35 million in cash collateral in the event that we are required to fund under such guarantees (approximately €7 million [$11 million] remained at the end of the 2008 first quarter). As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $77 million will decline. Since the time we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future.

Furthermore, in addition to the guarantees noted in the preceding table, we have provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $586 million. Payments for cost overruns for this project will be satisfied by the joint venture via contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 34 percent. We do not expect to fund under the guarantee. We have also provided a project completion guarantee to another lender for the project costs related to predevelopment with an estimated aggregate total cost of $80 million. Payments for cost overruns for this project will be satisfied by the joint venture via contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 25 percent. We do not expect to fund under this guarantee. At the end of the 2008 first quarter, the carrying value of the liabilities associated with these two project completion guarantees was $7 million.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted previously, as of March 21, 2008, we had extended approximately $4 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $3 million within one year. We do not expect to fund the remaining $1 million of commitments, which expire after five years.

At March 21, 2008, we also had commitments to invest up to $43 million of equity for minority interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel-anchored mixed-use real estate projects, which expire as follows: $3 million within one year; $10 million in one to two years; and $30 million after five years. Of the $43 million in commitments, we expect to fund $13 million within one year and $30 million within three years. In addition, as of March 21, 2008, we had commitments, with no expiration date, to fund up to $27 million in joint ventures for development of new properties of which we expect to fund $9 million within one year and $18 million in one to two years. Also, as of March 21, 2008, we had a commitment, with no expiration date, to invest up to $30 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

At March 21, 2008, we had $105 million of letters of credit outstanding on our behalf, the majority of which related to our self-insurance programs. Surety bonds issued on our behalf as of March 21, 2008, totaled $546 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

Synthetic Fuel

The tax credits available under the Internal Revenue Code for the production and sale of synthetic fuels were established by Congress to encourage the development of alternative domestic energy sources. Congress deemed that the incentives provided by the tax credits would not be necessary if the price of oil increased beyond certain thresholds as prices would then provide a more natural market for these alternative fuels. As a result, the tax credits available under the Internal Revenue Code for the production and sale of synthetic fuel in any given calendar year are phased out if the Reference Price of a barrel of oil for that year falls within a specified range. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and is determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. In 2006, the Reference Price was roughly equal to 90 percent of the average price in that year of the benchmark NYMEX futures contract for a barrel of light, sweet crude oil. The price range within which the credit is phased out was set in 1980 and is adjusted annually for inflation. In 2006, the Reference Price phase-out range was $55.06 to $69.12. Because the Reference Price of a barrel of oil for 2006 was within that range, at $59.68, there was a 33 percent reduction of the tax credits available for synthetic fuel produced and sold in 2006.

We estimated that the tax credits available for production and sale of synthetic fuel in 2007 would begin to be phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $62 and would be fully phased out if the average price of the benchmark NYMEX futures contract in 2007 exceeds approximately $78. For the year ended December 28, 2007, our results reflected a provision for an estimated 70.71 percent phase-out of tax credits as a result of high oil prices. The average price of the benchmark NYMEX futures contract for 2007, through December 31, 2007, was approximately $72.41.

See Footnote No. 3, “Discontinued Operations-Synthetic Fuel,” earlier in this report, for additional information related to the synthetic fuel operations, including information related to the permanent cessation of synthetic fuel production in November 2007.

15.	Business Segments

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

•

International Lodging, which includes Marriott Hotels & Resorts, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Courtyard, Fairfield Inn, Residence Inn, and Marriott Executive Apartments properties located outside the continental United States and Canada;

•	Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts properties worldwide; and

•

Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Club, Grand Residences by Marriott, and Horizons by Marriott Vacation Club timeshare, fractional ownership, and residential properties worldwide.

In addition to the brands noted above, in 2007, we announced our new brand of family-friendly resorts and spas, “Nickelodeon Resorts by Marriott” and a new brand of lifestyle boutique hotels, “Edition.” As of March 21, 2008, no properties were yet open under either brand.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, income taxes, or indirect general, administrative, and other expenses. With the exception of the Timeshare segment, we do not allocate interest income to our segments. Because note sales are an integral part of the Timeshare segment, we include note sale gains in our Timeshare segment results. We also include interest income associated with Timeshare segment notes in our Timeshare segment results because financing sales are an integral part of that segment’s business. Additionally, we allocate other gains or losses, equity in earnings or losses from our joint ventures, divisional general, administrative, and other expenses, and minority interests in income of losses of consolidated subsidiaries to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

We aggregate the brands presented within our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment and our organizational and management reporting structure.

Revenues

	Twelve Weeks Ended
($ in millions)	March 21, 2008	March 23, 2007
North American Full-Service Segment	$1,307	$1,244
North American Limited-Service Segment	488	463
International Segment	352	331
Luxury Segment	387	339
Timeshare Segment	402	443

Total segment revenues	2,936	2,820
Other unallocated corporate	11	16

	$2,947	$2,836

Income from Continuing Operations
	Twelve Weeks Ended
($ in millions)	March 21, 2008	March 23, 2007
North American Full-Service Segment	$95	$114
North American Limited-Service Segment	86	87
International Segment	64	50
Luxury Segment	26	11
Timeshare Segment	4	44

Total segment financial results	275	306
Other unallocated corporate	(48)	(32)
Interest expense, interest income, and provision for loan losses	(29)	(24)
Income taxes	(76)	(86)

	$122	$164

We allocate minority interest in losses of consolidated subsidiaries to our segments. Accordingly, minority interest in losses of consolidated subsidiaries of $1 million for the 2008 first quarter as reflected in our income statement was allocated as follows: $2 million to our Timeshare segment and $(1) million to “Provision for income taxes.”

Equity in Earnings of Equity Method Investees

	Twelve Weeks Ended
($ in millions)	March 21, 2008	March 23, 2007
International Segment	$7	$2
Timeshare Segment	5	—

Total segment equity in earnings	12	2
Other unallocated corporate	15	—

	$27	$2

Assets

	At Period End
($ in millions)	March 21, 2008	December 28, 2007
North American Full-Service Segment	$1,362	$1,322
North American Limited-Service Segment	481	486
International Segment	844	855
Luxury Segment	756	748
Timeshare Segment	3,387	3,142

Total segment assets	6,830	6,553
Other unallocated corporate	2,240	2,336
Discontinued operations	38	53

	$9,108	$8,942

16.	Variable Interest Entities

We currently consolidate a holding company that holds 100 percent interest in four entities that are variable interest entities under FIN 46, “Consolidation of Variable Interest Entities-revised” (“FIN 46(R)”). At the end of the 2008 first quarter, the combined capital in the four variable interest entities was $1 million, which is used primarily to fund hotel working capital. Our equity at risk was $4 million and we held 55 percent of the common equity shares of the holding company. The creditors of the holding company do not have general recourse to our credit.

We are party to a venture that develops and markets fractional ownership and residential interests. During the 2007 second quarter, we issued a guarantee to the senior lender of the venture in support of the senior loan facility and reevaluated our variable interests in the venture under FIN 46(R). At that time, we determined that we were the primary beneficiary and as such, we also consolidated this venture. During the 2007 third quarter, the guarantee was replaced with the issuance of a loan facility for $40 million, of which $40 million was receivable and outstanding as of March 21, 2008. Our issuance of the loan facility was a reconsideration event under FIN 46(R); we again determined we were the primary beneficiary and continue to consolidate the joint venture. At the end of the 2008 first quarter, the carrying amount of consolidated assets that are collateral for the variable interest entity’s obligations totaled $123 million and comprised $9 million of accounts receivable, $107 million of real estate held for development, property, equipment, and other long-term assets, and $7 million of cash. The creditors of the variable interest entity do not have general recourse to our credit.

In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions,” in our 2007 Form 10-K, we manage certain hotels on behalf of four tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. At the end of the 2008 first quarter, the number of hotels totaled 14. The entities have minimal equity and minimal assets comprised of hotel working capital. CTF has placed money in a trust account to cover cash flow shortfalls and to meet rent payments. The terms of the trust require that the cash flows for the four tenant entities be pooled for purposes of making rent payments and determining cash flow shortfalls. At the end of the 2008 first quarter, the trust account held approximately $36 million. The entities are variable interest entities under FIN 46(R). We do not consolidate the entities, because we do not bear the majority of the expected losses. We are secondarily liable (after exhaustion of funds from the trust account) for rent payments for eight of the 14 hotels in the event that there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these eight hotels totaled approximately $121 million. In addition, we are also secondarily liable for rent payments of up to an aggregate cap of $46 million for the six other hotels in the event that there are cash flow shortfalls.

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

In addition, see the “Item 1A. Risk Factors” caption in the “Part II-OTHER INFORMATION” section of this report.

BUSINESS AND OVERVIEW

Generally, worldwide lodging demand was stable through the first quarter of 2008, driven by strong demand in international markets. Transient demand in the United States, particularly leisure demand, was less robust than in the 2007 first quarter primarily as a result of slowing economic growth. Business transient demand was stronger than leisure demand, but varied by industry with professional services firms and defense contractors showing solid increases in room nights while room nights associated with the automotive and pharmaceutical industries declined. In general, luxury, international, and full-service properties experienced stronger demand worldwide than limited-service properties.

For our North American comparable properties, Revenue per Available Room (“RevPAR”) increased in the first quarter of 2008, as compared to the year-ago quarter, with particular strength in Manhattan, New York, Orlando, Florida, Los Angeles, California, and Seattle, Washington. Internationally, RevPAR increases in the first quarter of 2008 versus the prior year period were even stronger, particularly in Central and Southeast Asia, the Caribbean, Latin America, Continental Europe, and the Middle East.

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

We currently have over 130,000 rooms in our development pipeline. During the first quarter of 2008, we opened 5,948 rooms (gross), which included 116 residential units. We expect to open a total of approximately 30,000 rooms (gross) not including residential units for the 2008 full year. For the first quarter of 2008, approximately 24 percent of the rooms added to our system were conversions from competitor brands and 12 percent of the new rooms were located outside the United States.

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

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks ended March 21, 2008, compared to the twelve weeks ended March 23, 2007.

Revenues

Revenues increased by $111 million (4 percent) to $2,947 million in the first quarter of 2008 from $2,836 million in the first quarter of 2007, as a result of growth across the system and increased room rates. We opened 204 properties (30,162 rooms) since the first quarter of 2007. Base management and franchise fees increased by $19 million as a result of stronger RevPAR and unit growth. RevPAR increases over the year-ago quarter were driven primarily by rate increases. Owned, leased, corporate housing, and other revenue increased by $20 million, incentive fees increased by $3 million, and cost reimbursements revenue increased by $112 million, while Timeshare sales and services revenue decreased by $43 million.

Owned, leased, corporate housing, and other revenue increased by $20 million (8 percent). The increase largely reflected stronger RevPAR primarily associated with owned or leased hotels located outside the continental United States, the mix of owned and leased properties in the first quarter of 2008 as compared to the first quarter of 2007, and, to a lesser extent, higher fees associated with the sale of branded residential real estate, partially offset by the impact of renovations and lower termination fees.

The $111 million increase in total revenue includes $112 million of increased cost reimbursements revenue to $2,033 million in the first quarter of 2008 from $1,921 million in the year-ago quarter. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon the costs incurred, with no added markup, this revenue and related expense have no impact on either our operating income or net income. The increase in reimbursed costs was primarily attributable to wage increases, sales growth, and the growth in the number of properties we manage. We added 10 managed properties (4,841 rooms) and 140 franchised properties (17,063 rooms) to our system since the end of the 2007 first quarter, net of properties exiting the system.

Timeshare sales and services revenue in 2008 decreased by $43 million (12 percent) as compared to the year-ago quarter. The decrease primarily reflected revenue recognition of contract sales for several projects in the 2007 first quarter that reached reportability thresholds. Partially offsetting the decrease in revenue attributable to reportability, were higher sales from the Asia Pacific points program and increased services and financing revenue.

Operating Income

Operating income decreased by $42 million (18 percent) to $195 million in the first quarter of 2008 from $237 million in the first quarter of 2007. The decrease in operating income reflected $44 million of lower Timeshare sales and services revenue net of direct expenses, $15 million of higher general, administrative, and other expenses, and $5 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by an increase in combined base management, franchise, and incentive management fees of $22 million.

Timeshare sales and services revenue net of direct expenses totaled $13 million. It declined by $44 million from the year-ago quarter, largely due to $45 million of lower development revenue, net of product costs, and marketing and selling costs, partially offset by $3 million of increased financing revenue net of financing expenses. Lower development revenue, net of product costs and marketing and selling costs, primarily reflected revenue recognition for several projects in the 2007 first quarter that reached reportability thresholds, start-up costs and low reportability in 2008 for new projects, and the impact of other projects nearing sell-out in 2008. The increase in financing revenue net of financing costs primarily reflected increased interest income, as compared to the first quarter of 2007. See “BUSINESS SEGMENTS: Timeshare,” later in this report.

General, administrative, and other expenses increased by $15 million (10 percent) from $147 million in the first quarter of 2007 to $162 million in the first quarter of 2008. The increase reflected, among other things, increased costs related to our unit growth, development, systems improvements, brand initiatives, and legal expenses. Additionally, the first quarter of 2007 benefited from the reversal of $9 million of reserves, established several years earlier, that were no longer required. The 2008 first quarter included an $8 million favorable impact associated with deferred compensation expenses as compared to a $2 million unfavorable impact in the 2007 first quarter. Of the $15 million increase in total general, administrative, and other expenses, an increase of $9 million was attributable to our Lodging segments and an increase of $6 million was unallocated.

The $5 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses reflected $4 million of lower profits associated with properties undergoing renovation in 2008, $2 million of lower hotel management and franchise agreement termination fees received, $3 million of start-up costs from a new hotel opened in the first quarter of 2008, and a $2 million unfavorable impact associated with a property that was sold subsequent to the 2007 first quarter. Partially offsetting the decreases were the $4 million charge in the first quarter of 2007 for depreciation expense associated with one property that was reclassified as “held and used,” as the property no longer satisfied the criteria to be classified as “held for sale” and $3 million of higher fees in 2008 associated with the sale of branded residential real estate.

The combined base management, franchise, and incentive management fees increase of $22 million over the year-ago quarter, primarily reflected RevPAR growth and unit growth.

Gains and Other Income

The table below shows our gains and other income for the twelve weeks ended March 21, 2008, and March 23, 2007:

	Twelve Weeks Ended
($ in millions)	March 21, 2008	March 23, 2007
Gains on sales of real estate and other	$—	$2
Gain on forgiveness of debt	—	9
Gain on sale of joint venture and other investments	—	21
Income from cost method joint ventures	3	3

	$3	$35

The $9 million gain on forgiveness of debt for the first quarter of 2007 was associated with government incentives. The loan was forgiven in recognition of our contribution to job growth and economic development. Gain on sale of joint venture and other investments of $21 million in the first quarter of 2007 reflected an $11 million gain associated with the sale of stock we held and a gain totaling $10 million on the sale of one joint venture investment.

Interest Expense

Interest expense increased by $9 million (27 percent) to $42 million for the first quarter 2008 compared to $33 million in the first quarter of 2007. Series I and Series J Senior Notes issuances, which occurred in the second half of 2007, increased interest expense by $10 million. Outstanding commercial paper balances were higher versus the 2007 quarter, which increased interest expense by $3 million. Partially offsetting these were a $2 million favorable variance to last year for higher capitalized interest associated with construction projects and interest costs associated with various programs (including our Marriott Rewards, gift certificates, and self-insurance) declined by $2 million. The decline in interest on these programs, which we operate on behalf of owners, was attributable to lower interest rates.

Interest Income, Provision for Loan Losses, and Income Tax

Interest income, before the provision for loan losses, increased by $2 million (22 percent) to $11 million in the first quarter of 2008 from $9 million in the year-ago quarter, primarily reflecting $3 million of higher interest income associated with previously impaired loans that became collectible. The $2 million reversal of a loan loss provision in the first quarter of 2008 reflected the reversal of loan loss provisions totaling $5 million as two previously impaired loans were repaid to us, partially offset by a $3 million loan loss provision associated with one property. There was no loan loss provision in the first quarter of 2007.

Our tax provision decreased by $11 million (13 percent) from a tax provision of $86 million in the first quarter of 2007 to a tax provision of $75 million in the first quarter of 2008 and primarily reflected lower pretax income, partially offset by both an $8 million unfavorable impact associated with deferred compensation in 2008 and a higher tax rate in 2008.

Equity in Earnings

Equity in earnings increased by $25 million from $2 million in the first quarter of 2007 to $27 million in the first quarter of 2008 and primarily reflected $15 million of increased earnings from one joint venture which sold portfolio assets in 2008 and had significant associated gains, $6 million of increased earnings from another joint venture primarily reflecting insurance proceeds received by that joint venture in 2008, and $6 million of increased earnings from another joint venture attributable to strong demand in 2008 for a Timeshare segment residential project in Hawaii.

Minority Interest

Minority interest increased by $1 million in the first quarter of 2008 from the first quarter of 2007 to a $1 million benefit. The minority interest benefit of $1 million is net of tax and reflected our partner’s share of losses totaling $2 million associated with a joint venture we consolidate net of our partner’s share of tax benefits of $1 million associated with the losses.

Income from Continuing Operations

Compared to the year-ago quarter, income from continuing operations decreased by $42 million (26 percent) to $122 million in the first quarter of 2008, and diluted earnings per share from continuing operations decreased by $0.07 (18 percent) to $0.33. As discussed in more detail in the preceding sections beginning with “Operating Income,” the decrease versus the prior year was due to lower Timeshare sales and services revenue net of direct expenses ($44 million), lower gains and other income ($32 million), higher general, administrative, and other expenses ($15 million), higher interest expense ($9 million), and lower owned, leased, corporate housing, and other revenue net of direct expenses ($5 million). Partially offsetting these unfavorable variances were higher equity investment results ($25 million), higher fee income ($22 million), lower taxes ($11 million), higher interest income ($2 million), the reversal of loan loss provisions ($2 million), and a higher minority interest benefit ($1 million).

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

•

International Lodging, which includes the Marriott Hotels & Resorts, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Courtyard, Fairfield Inn, Residence Inn, and Marriott Executive Apartments properties located outside the continental United States and Canada;

•	Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts properties worldwide; and

•

Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Club, Grand Residences by Marriott, and Horizons by Marriott Vacation Club timeshare, fractional ownership, and residential properties worldwide.

In addition to the brands noted above, in 2007, we announced our new brand of family-friendly resorts and spas, “Nickelodeon Resorts by Marriott” and a new brand of lifestyle boutique hotels, “Edition.” As of March 21, 2008, no properties were yet open under either brand.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, income taxes, or indirect general, administrative, and other expenses. With the exception of the Timeshare segment, we do not allocate interest income to our segments. Because note sales are an integral part of the Timeshare segment, we include note sale gains in our Timeshare segment results. We also include interest income associated with our Timeshare segment notes in our Timeshare segment results because financing sales are an integral part of that segment’s business. Additionally, we allocate other gains and losses, equity in earnings or losses from our joint ventures, divisional general, administrative, and other expenses, and minority interests in income or losses of consolidated subsidiaries to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

We aggregate the brands presented within our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment and our organizational and management reporting structure.

Revenues

	Twelve Weeks Ended
($ in millions)	March 21, 2008	March 23, 2007
North American Full-Service Segment	$1,307	$1,244
North American Limited-Service Segment	488	463
International Segment	352	331
Luxury Segment	387	339
Timeshare Segment	402	443

Total segment revenues	2,936	2,820
Other unallocated corporate	11	16

	$2,947	$2,836

Income from Continuing Operations

	Twelve Weeks Ended
($ in millions)	March 21, 2008	March 23, 2007
North American Full-Service Segment	$95	$114
North American Limited-Service Segment	86	87
International Segment	64	50
Luxury Segment	26	11
Timeshare Segment	4	44

Total segment financial results	275	306
Other unallocated corporate	(48)	(32)
Interest expense, interest income, and provision for loan losses	(29)	(24)
Income taxes	(76)	(86)

	$122	$164

We allocate minority interest in losses of consolidated subsidiaries to our segments. Accordingly, minority interest in losses of consolidated subsidiaries of $1 million for the 2008 first quarter as reflected in our income statement was allocated as follows: $2 million to our Timeshare segment and $(1) million to “Provision for income taxes.”

Equity in Earnings of Equity Method Investees

	Twelve Weeks Ended
($ in millions)	March 21, 2008	March 23, 2007
International Segment	$7	$2
Timeshare Segment	5	—

Total segment equity in earnings	12	2
Other unallocated corporate	15	—

	$27	$2

Assets

	At Period End
($ in millions)	March 21, 2008	December 28, 2007
North American Full-Service Segment	$1,362	$1,322
North American Limited-Service Segment	481	486
International Segment	844	855
Luxury Segment	756	748
Timeshare Segment	3,387	3,142

Total segment assets	6,830	6,553
Other unallocated corporate	2,240	2,336
Discontinued operations	38	53

	$9,108	$8,942

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

Company-operated house profit margin is the ratio of property-level gross operating profit (also known as house profit) to total property-level revenue. We consider house profit margin to be a meaningful indicator of our performance because this ratio measures our overall ability as the operator to produce property-level profits by generating sales and controlling the operating expenses over which we have the most direct control. Gross operating profit includes room, food and beverage, and other revenue and the related expenses including payroll and benefits expenses, as well as repairs and maintenance, utility, general and administrative, and sales and marketing expenses. Gross operating profit does not include the impact of management fees, furniture, fixtures and equipment replacement reserves, insurance, taxes, or other fixed expenses.

We added 204 properties (30,162 rooms) and 59 properties (9,704 rooms) exited the system since the end of the 2007 first quarter, not including residential products. We also added six residential properties (528 units) since the end of the 2007 first quarter. Most of the properties that left the system were limited-service properties.

Total segment financial results decreased by $31 million (10 percent) to $275 million in the first quarter of 2008 from $306 million in the year-ago quarter, and total segment revenues increased by $116 million to $2,936 million in 2008, a 4 percent increase from revenues of $2,820 million in 2007, with international, luxury, and full-service properties experiencing stronger demand than limited-service properties. The increase in revenues included a $112 million increase in cost reimbursements revenue, which does not impact operating income or net income. The results, as compared to the year-ago quarter, reflected a $22 million (7 percent) increase in combined base management, franchise, and incentive management fees from $296 million in the 2007 first quarter to $318 million in the 2008 first quarter, a $10 million increase in earnings associated with equity investments, and a $2 million increase in minority interest benefit. Partially offsetting these favorable variances was a decrease of $44 million in Timeshare sales and services revenue net of direct expenses, primarily reflecting revenue recognition for several projects in the 2007 first quarter that reached reportability thresholds, a decrease of $12 million in gains and other income, and $9 million of increased general, administrative, and other expenses.

Higher RevPAR for comparable rooms, resulting from both domestic and international rate increases and new unit growth, drove the increase in base management and franchise fees. Incentive management fees increased by $3 million (4 percent) during the 2008 first quarter. In the first quarter of 2008, 52 percent of our managed properties paid incentive management fees to us versus 55 percent in the year-ago quarter.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased, and managed properties, for comparable North American properties increased by 2.2 percent and RevPAR for our comparable North American company-operated properties increased by 2.3 percent.

Systemwide RevPAR for comparable international properties increased by 10.7 percent, and RevPAR for comparable international company-operated properties increased by 11.5 percent. Worldwide RevPAR for comparable systemwide properties increased by 3.5 percent (4.4 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased by 4.5 percent (6.0 percent using actual dollars).

As compared to the year-ago quarter, worldwide comparable company-operated house profit margins for the 2008 first quarter increased 40 basis points, reflecting the strong RevPAR at our international properties and good cost control and contingency plans at our properties located in the United States, while North American company-operated house profit margins declined by 70 basis points. For the first quarter of 2008, house profit per available room (“HP-PAR”) at our full-service managed properties in North America increased by 1.7 percent. HP-PAR at our North American limited-service managed properties decreased by 1.2 percent, and worldwide HP-PAR for all our brands increased by 6.1 percent on a constant U.S. dollar basis.

Summary of Properties by Brand

We opened 40 lodging properties (5,948 rooms) during the first quarter of 2008, while 20 properties (3,101 rooms) exited the system, increasing our total properties to 3,019 (537,590 rooms) inclusive of 23 home and condominium products (2,032 units) for which we manage the related owners’ associations. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include Marriott Conference Centers and JW Marriott Hotels & Resorts. References to Renaissance Hotels & Resorts include Renaissance ClubSport, and references to Fairfield Inn include Fairfield Inn & Suites.

The table below shows properties we operated or franchised, by brand, as of March 21, 2008 (excluding 2,153 corporate housing rental units):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations

Marriott Hotels & Resorts	146	74,070	168	51,041
Marriott Conference Centers	13	3,476	—	—
JW Marriott Hotels & Resorts	11	6,736	5	1,552
Renaissance Hotels & Resorts	38	16,863	36	10,418
Renaissance ClubSport	—	—	1	175
The Ritz-Carlton	36	11,437	—	—
The Ritz-Carlton-Residential (1)	17	1,639	—	—
Courtyard	274	42,691	423	54,450
Fairfield Inn	2	855	525	45,746
SpringHill Suites	24	3,700	162	17,757
Residence Inn	134	18,330	395	44,689
TownePlace Suites	34	3,661	111	10,861
Marriott Vacation Club (2)	38	9,039	—	—
The Ritz-Carlton Club-Fractional (2)	5	283	—	—
The Ritz-Carlton Club-Residential (1), (2)	2	138	—	—
Grand Residences by Marriott-Fractional (2)	1	199	—	—
Grand Residences by Marriott-Residential (1), (2)	1	65	—	—
Horizons by Marriott Vacation Club (2)	2	444	—	—

Non-U.S. Locations

Marriott Hotels & Resorts	122	33,783	34	9,941
JW Marriott Hotels & Resorts	21	8,181	1	61
Renaissance Hotels & Resorts	53	17,485	15	4,915
The Ritz-Carlton	34	10,141	—	—
The Ritz-Carlton-Residential (1)	2	184	—	—
Bulgari Hotels & Resorts	2	117	—	—
Marriott Executive Apartments	17	2,788	1	99
Courtyard	34	7,283	39	6,544
Fairfield Inn	—	—	8	949
SpringHill Suites	—	—	1	124
Residence Inn	1	190	17	2,421
Marriott Vacation Club (2)	9	1,909	—	—
The Ritz-Carlton Club-Fractional (2)	2	105	—	—
The Ritz-Carlton Club-Residential (1), (2)	1	6	—	—
Grand Residences by Marriott-Fractional (2)	1	49	—	—

Total	1,077	275,847	1,942	261,743

(1)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.
(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

Total Lodging Products by Segment

At March 21, 2008, we operated or franchised the following properties by segment (excluding 2,153 corporate housing rental units):

	Total Lodging Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	310	12	322	122,344	4,556	126,900
Marriott Conference Centers	13	—	13	3,476	—	3,476
JW Marriott Hotels & Resorts	15	—	15	7,901	—	7,901
Renaissance Hotels & Resorts	74	3	77	27,281	1,034	28,315
Renaissance ClubSport	1	—	1	175	—	175

	413	15	428	161,177	5,590	166,767
North American Limited-Service Lodging Segment (1)
Courtyard	697	16	713	97,141	2,847	99,988
Fairfield Inn	527	7	534	46,601	741	47,342
SpringHill Suites	186	1	187	21,457	124	21,581
Residence Inn	529	17	546	63,019	2,536	65,555
TownePlace Suites	145	—	145	14,522	—	14,522

	2,084	41	2,125	242,740	6,248	248,988
International Lodging Segment (1)
Marriott Hotels & Resorts	4	144	148	2,767	39,168	41,935
JW Marriott Hotels & Resorts	1	22	23	387	8,242	8,629
Renaissance Hotels & Resorts	—	65	65	—	21,366	21,366
Courtyard	—	57	57	—	10,980	10,980
Fairfield Inn	—	1	1	—	208	208
Residence Inn	—	1	1	—	75	75
Marriott Executive Apartments	—	18	18	—	2,887	2,887

	5	308	313	3,154	82,926	86,080
Luxury Lodging Segment
The Ritz-Carlton	36	34	70	11,437	10,141	21,578
Bulgari Hotels & Resorts	—	2	2	—	117	117
The Ritz-Carlton-Residential (2)	17	2	19	1,639	184	1,823

	53	38	91	13,076	10,442	23,518
Timeshare Lodging Segment (3)
Marriott Vacation Club	38	9	47	9,039	1,909	10,948
The Ritz-Carlton Club-Fractional	5	2	7	283	105	388
The Ritz-Carlton Club-Residential (2)	2	1	3	138	6	144
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Grand Residences by Marriot-Residential (1), (2)	1	—	1	65	—	65
Horizons by Marriott Vacation Club	2	—	2	444	—	444

	49	13	62	10,168	2,069	12,237

Total	2,604	415	3,019	430,315	107,275	537,590

(1)	North American includes properties located in the continental United States and Canada. International includes properties located outside the continental United States and Canada.
(2)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.
(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

The following table provides additional detail, by brand, as of March 21, 2008, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	47	25
The Ritz-Carlton Club and Residences	7	5
Grand Residences by Marriott and Residences	3	3
Horizons by Marriott Vacation Club	2	2

Joint Ventures
The Ritz-Carlton Club and Residences	3	3

Total	62	38

(1)	Includes products that are in active sales as well as those that are sold out. Residential products are included once they possess a certificate of occupancy.
(2)	Products in active sales may not be ready for occupancy.

Statistics

The following tables show occupancy, average daily rate, and RevPAR for comparable properties, for each of the brands in our North American Full-Service and North American Limited-Service segments, for our International segment by region, and the principal brand in our Luxury segment, The Ritz-Carlton. We have not presented statistics for company-operated Fairfield Inn properties in these tables because we operate only a limited number of properties, as the brand is predominantly franchised, and such information would not be meaningful (identified as “nm” in the tables that follow). Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twelve weeks ended March 21, 2008, include the period from December 29, 2007, through March 21, 2008, and the statistics for the twelve weeks ended March 23, 2007, include the period from December 30, 2006, through March 23, 2007, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes the period from January 1 through the end of February).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended March 21, 2008	Change vs. 2007		Twelve Weeks Ended March 21, 2008	Change vs. 2007
Marriott Hotels & Resorts (2)
Occupancy	67.7%	-1.2	% pts.	65.7%	-1.5	% pts.
Average Daily Rate	$181.45	4.0%		$167.58	3.9%
RevPAR	$122.85	2.2%		$110.10	1.6%

Renaissance Hotels & Resorts
Occupancy	68.9%	0.1	% pts.	67.7%	-0.4	% pts.
Average Daily Rate	$171.70	3.0%		$159.90	2.6%
RevPAR	$118.29	3.1%		$108.17	2.1%

Composite North American Full-Service (3)
Occupancy	67.9%	-1.0	% pts.	66.0%	-1.3	% pts.
Average Daily Rate	$179.73	3.8%		$166.33	3.7%
RevPAR	$122.05	2.3%		$109.79	1.7%

The Ritz-Carlton North America
Occupancy	69.9%	1.4	% pts.	69.9%	1.4	% pts.
Average Daily Rate	$352.12	2.5%		$352.12	2.5%
RevPAR	$246.27	4.6%		$246.27	4.6%

Composite North American Full-Service and Luxury (4)
Occupancy	68.0%	-0.8	% pts.	66.2%	-1.2	% pts.
Average Daily Rate	$191.39	3.9%		$173.87	3.9%
RevPAR	$130.22	2.7%		$115.03	2.0%

Residence Inn
Occupancy	71.9%	-0.4	% pts.	72.5%	-0.5	% pts.
Average Daily Rate	$128.78	2.2%		$127.02	3.4%
RevPAR	$92.58	1.7%		$92.13	2.7%

Courtyard
Occupancy	64.7%	-0.5	% pts.	65.5%	-0.8	% pts.
Average Daily Rate	$132.41	1.9%		$128.64	3.0%
RevPAR	$85.68	1.0%		$84.20	1.8%

Fairfield Inn
Occupancy	nm	nm		62.3%	-1.5	% pts.
Average Daily Rate	nm	nm		$92.33	5.7%
RevPAR	nm	nm		$57.54	3.2%

TownePlace Suites
Occupancy	65.1%	-3.0	% pts.	66.9%	-1.2	% pts.
Average Daily Rate	$90.06	3.6%		$90.89	2.2%
RevPAR	$58.60	-1.0%		$60.82	0.4%

SpringHill Suites
Occupancy	66.8%	1.9	% pts.	67.2%	-0.5	% pts.
Average Daily Rate	$113.49	2.4%		$111.89	3.5%
RevPAR	$75.84	5.5%		$75.20	2.7%

Composite North American Limited-Service (5)
Occupancy	66.9%	-0.4	% pts.	66.9%	-0.9	% pts.
Average Daily Rate	$127.75	2.1%		$118.21	3.6%
RevPAR	$85.46	1.5%		$79.12	2.3%

Composite North American (6)
Occupancy	67.5%	-0.6	% pts.	66.6%	-1.0	% pts.
Average Daily Rate	$163.16	3.3%		$139.53	3.7%
RevPAR	$110.18	2.3%		$92.97	2.2%

(1)	Statistics are for the twelve weeks ended March 21, 2008, and March 23, 2007, except for Ritz-Carlton for which the statistics are for the two months ended February 29, 2008, and February 28, 2007.
(2)	Marriott Hotels & Resorts includes JW Marriott Hotels & Resorts.
(3)	Composite North American Full-Service statistics include Marriott Hotels & Resorts and Renaissance Hotels & Resorts properties located in the continental United States and Canada.
(4)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Ritz-Carlton.
(5)

Composite North American Limited-Service statistics include Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, and SpringHill Suites properties located in the continental United States and Canada.

(6)

Composite North American statistics include Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton properties located in the continental United States and Canada.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Two Months Ended February 29, 2008	Change vs. 2007		Two Months Ended February 29, 2008	Change vs. 2007
Caribbean and Latin America (2)
Occupancy	77.4%	3.6	% pts.	70.0%	1.4	% pts.
Average Daily Rate	$211.49	8.7%		$193.63	7.6%
RevPAR	$163.74	14.0%		$135.57	9.8%

Continental Europe (2)
Occupancy	64.1%	1.3	% pts.	62.1%	2.8	% pts.
Average Daily Rate	$191.13	9.2%		$191.53	8.4%
RevPAR	$122.42	11.5%		$118.85	13.5%

United Kingdom (2)
Occupancy	68.3%	-2.6	% pts.	67.7%	-2.5	% pts.
Average Daily Rate	$185.23	5.3%		$183.63	5.0%
RevPAR	$126.56	1.5%		$124.26	1.2%

Middle East and Africa (2)
Occupancy	75.2%	2.0	% pts.	75.2%	2.0	% pts.
Average Daily Rate	$173.22	10.8%		$173.22	10.8%
RevPAR	$130.20	13.9%		$130.20	13.9%

Asia Pacific (2), (3)
Occupancy	72.6%	0.4	% pts.	71.3%	-0.8	% pts.
Average Daily Rate	$163.29	9.0%		$162.99	7.7%
RevPAR	$118.47	9.6%		$116.13	6.6%

Regional Composite (4), (5)
Occupancy	70.3%	0.8	% pts.	68.0%	0.8	% pts.
Average Daily Rate	$183.69	8.7%		$181.17	8.0%
RevPAR	$129.13	10.0%		$123.26	9.2%

International Luxury (6)
Occupancy	72.0%	6.7	% pts.	72.0%	6.7	% pts.
Average Daily Rate	$325.62	7.3%		$325.62	7.3%
RevPAR	$234.48	18.2%		$234.48	18.2%

Total International (7)
Occupancy	70.5%	1.5	% pts.	68.4%	1.3	% pts.
Average Daily Rate	$200.14	9.2%		$195.10	8.5%
RevPAR	$141.08	11.5%		$133.45	10.7%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through the end of February. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2007 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard properties located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard.
(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts.
(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Two Months Ended February 29, 2008	Change vs. 2007		Two Months Ended February 29, 2008	Change vs. 2007
Composite Luxury (2)
Occupancy	70.9%	3.8	% pts.	70.9%	3.8	% pts.
Average Daily Rate	$340.05	4.3%		$340.05	4.3%
RevPAR	$240.98	10.1%		$240.98	10.1%

Total Worldwide (3)
Occupancy	68.1%	-0.2	% pts.	66.8%	-0.7	% pts.
Average Daily Rate	$171.06	4.8%		$146.14	4.6%
RevPAR	$116.56	4.5%		$97.67	3.5%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through the end of February. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2007 was on a constant dollar basis.

(2)	Composite Luxury includes worldwide properties for The Ritz-Carlton and Bulgari Hotels & Resorts.
(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the twelve weeks ended March 21, 2008, and March 23, 2007. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the two months ended February 29, 2008, and February 28, 2007.

North American Full-Service Lodging includes Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Renaissance ClubSport.

	Twelve Weeks Ended
($ in millions)	March 21, 2008	March 23, 2007	Change 2008/2007
Segment revenues	$1,307	$1,244	5%

Segment results	$95	$114	-17%

Since the first quarter of 2007, across our North American Full-Service Lodging segment we added 15 properties (5,003 rooms) and four properties (1,479 rooms) left the system.

As compared to the year-ago quarter, RevPAR for comparable company-operated North American full-service properties increased by 2.3 percent to $122.05, occupancy decreased by 1 percentage point to 67.9 percent, and average daily rates increased by 3.8 percent to $179.73.

The $19 million decrease in segment results, compared to the year-ago quarter, reflected an $11 million decrease in owned, leased, and other revenue net of direct expenses, a $4 million decrease in gains and other income, a $3 million decrease in incentive management fees, and a $3 million increase in general, administrative, and other expenses, partially offset by a $2 million increase in base management and franchise fees.

The $2 million increase in base management and franchise fees was largely due to stronger RevPAR and unit growth. The $3 million decrease in incentive management fees was largely due to decreased property-level margins.

Owned, leased, and other revenue net of direct expenses decreased by $11 million and primarily reflected properties sold since the first quarter of 2007, the unfavorable impact associated with one property undergoing renovations in 2008, and losses associated with a new property, which opened in the 2008 first quarter.

Gains and other income was $4 million lower in the first quarter of 2008, as compared to the first quarter of 2007, and primarily reflected losses associated with one property that was sold. General, administrative, and other expenses for 2008 increased by $3 million, as compared to the 2007 first quarter, primarily reflecting increased costs related to our unit growth and development.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

	Twelve Weeks Ended
($ in millions)	March 21, 2008	March 23, 2007	Change 2008/2007
Segment revenues	$488	$463	5%

Segment results	$86	$87	-1%

Since the first quarter of 2007, across our North American Limited-Service Lodging segment we added 160 properties (17,701 rooms) and 19 properties (2,112 rooms) left the system. The properties that left the system were mainly older properties associated with our Fairfield Inn brand.

As compared to the year-ago quarter, RevPAR for comparable company-operated North American limited-service properties increased by 1.5 percent to $85.46, occupancy decreased by 0.4 percentage points to 66.9 percent, and average daily rates increased by 2.1 percent to $127.75.

The $1 million decrease in segment results, as compared to the first quarter of 2007, reflected $5 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, $2 million of lower incentive management fees, $1 million of higher general, administrative, and other expenses, offset by a $7 million increase in base management and franchise fees.

The $7 million increase in base management and franchise fees was largely due to unit growth. The $2 million decrease in incentive management fees was largely due to lower property-level margins.

The $5 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected $3 million of hotel franchise agreement termination fees received in the first quarter of 2007, which were associated with eight Fairfield Inn properties that left our system, versus no similar fees in the 2008 first quarter.

International Lodging includes International Marriott Hotels & Resorts, International JW Marriott Hotels & Resorts, International Renaissance Hotels & Resorts, International Courtyard, International Fairfield Inn, International Residence Inn, and Marriott Executive Apartments.

	Twelve Weeks Ended
($ in millions)	March 21, 2008	March 23, 2007	Change 2008/2007
Segment revenues	$352	$331	6%

Segment results	$64	$50	28%

Since the first quarter of 2007, across our International Lodging segment we added 16 properties (4,038 rooms) and 34 properties (5,505 rooms) left the system. The properties that left the system largely left due to quality issues.

As compared to the year-ago quarter, RevPAR for comparable company-operated international properties increased by 10.0 percent to $129.13, occupancy increased by 0.8 percentage points to 70.3 percent, and average daily rates increased by 8.7 percent to $183.69. Results for our international operations were strong across most regions. The Central and Southeast Asia, the Caribbean, Latin America, Continental Europe, and the Middle East all had strong RevPAR increases, as compared to the year-ago quarter.

The $14 million increase in segment results in the first quarter of 2008, as compared to the year-ago quarter, reflected a $14 million increase in base management, franchise, and incentive management fees, a $5 million increase in joint venture equity earnings, and a $3 million increase in owned, leased, and other revenue net of direct expenses, partially offset by an $8 million decrease in gains and other income.

The increase in fees was largely due to higher RevPAR, driven by rate increases, unit growth and productivity improvements, which increased property-level margins and incentive management fees. The $5 million increase in joint venture equity results primarily reflected the receipt in 2008 of insurance proceeds associated with hurricanes in prior years, by a joint venture, of which we are a partner. The $3 million increase in owned, leased, and other revenue net of direct expenses primarily reflected increased demand at our owned and leased properties in the first quarter of 2008.

The $8 million decrease in gains and other income in 2008, as compared to 2007, primarily reflected a gain in 2007 associated with the sale of one joint venture.

Luxury Lodging includes The Ritz-Carlton and Bulgari Hotels & Resorts.

	Twelve Weeks Ended
($ in millions)	March 21, 2008	March 23, 2007	Change 2008/2007
Segment revenues	$387	$339	14%

Segment results	$26	$11	136%

Since the first quarter of 2007, across our Luxury Lodging segment we added 11 properties (2,880 rooms) and two properties (608 rooms) left the system. In addition, we added four residential products (398 units) since the 2007 first quarter.

As compared to the year-ago quarter, RevPAR for comparable company-operated luxury properties increased by 10.1 percent to $240.98, occupancy increased by 3.8 percentage points to 70.9 percent, and average daily rates increased by 4.3 percent to $340.05.

The $15 million increase in segment results, as compared to the first quarter of 2007, reflected a $3 million increase in base management fees and $13 million of higher owned, leased, and other revenue net of direct expenses. The increase in fees over the prior year reflected stronger RevPAR driven by rate increases and new properties added to the system. The $13 million increase in owned, leased, and other revenue net of direct expenses reflected charges totaling $4 million in the first quarter of 2007 for depreciation expense associated with one property that was reclassified as “held and used,” as the property no longer satisfied the criteria to be classified as “held for sale,” $3 million of improved results at one property which was being renovated in 2007, and $3 million of increased branding fees. The remaining increase primarily reflected the mix of owned and leased properties in the first quarter of 2008, as compared to the first quarter of 2007.

Timeshare includes Marriott Vacation Club, The Ritz-Carlton Club, Grand Residences by Marriott, and Horizons by Marriott Vacation Club.

	Twelve Weeks Ended
($ in millions)	March 21, 2008	March 23, 2007	Change 2008/2007
Segment Revenues
Segment revenues	$402	$443	-9%

Segment Results
Base fee revenue	$11	$10
Timeshare sales and services, net	13	57
Joint venture equity earnings	5	—
Minority interest	2	—
General, administrative, and other expense	(27)	(23)

Segment results	$4	$44	-91%

Sales and Services Revenue
Development	$205	$264
Services	84	76
Financing	27	23
Other revenue	10	6

Sales and services revenue	$326	$369	-12%

Contract Sales
Timeshare	$285	$275
Fractional	8	9
Residential	12	—

Total company	305	284
Timeshare	—	8
Fractional	5	18
Residential	23	16

Total joint venture	28	42

Total contract sales	$333	$326	2%

Timeshare segment contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential products before the adjustment for percentage-of-completion accounting. Timeshare segment contract sales increased by 2 percent as compared to the 2007 quarter. The increase in Timeshare segment contract sales in the first quarter of 2008, as compared to the year-ago quarter, primarily reflected strong residential sales at a project in Hawaii and a slight increase in timeshare contract sales associated with sales for new projects, net of lower timeshare sales for projects approaching sell-out and higher sales from the Asia Pacific points program. Those increases were partially offset by decreased fractional contract sales primarily associated with two projects. Sales of fractional units were slow reflecting the soft real estate market. Contrasting that, residential contract sales were strong reflecting limited residential inventory in highly desirable locations.

The $41 million decrease in Timeshare segment revenues from $443 million to $402 million reflected a $43 million decrease in Timeshare sales and services revenue, a $1 million increase in cost reimbursements revenue, and $1 million of increased base management fees. The decrease in Timeshare sales and services revenue, as compared to the year-ago quarter, primarily reflected revenue recognition for several projects in the 2007 first quarter that reached reportability thresholds. Partially offsetting the decrease were higher sales from the Asia Pacific points program and increased services and financing revenue. Timeshare segment revenues for the first quarters of 2008 and 2007 included $14 million and $11 million of interest income, respectively, which is recorded in our Condensed Consolidated Statements of Income in the “Timeshare sales and services” revenue line, associated with Timeshare segment notes receivable.

Segment results of $4 million in the first quarter of 2008 decreased by $40 million from $44 million in the 2007 first quarter, and primarily reflected $44 million of lower Timeshare sales and services revenue net of direct expenses and $4 million of higher general, administrative, and other expenses, partially offset by $5 million of increased joint venture equity results, a $2 million minority interest benefit, and $1 million of increased base management fees. Timeshare sales and services revenue net of direct expenses of $13 million, decreased by $44 million from the year-ago quarter, primarily reflecting $45 million of lower development revenue net of product costs and marketing and selling costs, partially offset by $3 million of increased financing revenue net of financing expenses. Lower development revenue net of product costs and marketing and selling costs primarily reflected several projects in the 2007 first quarter that reached reportability thresholds, start-up costs and low reportability in 2008 for new projects and the impact of other projects nearing sell-out in 2008. The increase in financing revenue, net of financing costs, primarily reflected increased interest income as compared to the first quarter of 2007. As compared to the year-ago quarter, the $5 million increase in joint venture equity results primarily reflected strong demand in 2008 for our residential product in Kapalua, Hawaii. The $4 million increase in general, administrative, and other expenses reflected higher program expenses in 2008. The $2 million benefit associated with minority interest reflected our minority interest partner’s portion of the losses of subsidiaries that we consolidate.

DISCONTINUED OPERATIONS

Synthetic Fuel

The tax credits provided under Internal Revenue Code Section 45K were only available for the production and sale of synthetic fuels produced from coal through December 31, 2007. Given high oil prices in 2007 and the anticipated phase out of a significant portion of tax credits available for synthetic fuel produced and sold in 2007, we permanently ceased operations at our synthetic fuel facilities on November 3, 2007, and now report this business as a discontinued operation. See Footnote No. 3, “Discontinued Operations-Synthetic Fuel,” and Footnote No. 14, “Contingencies,” in this report for additional information regarding the Synthetic Fuel segment.

For the first quarter of 2007, the synthetic fuel operation generated revenue of $68 million. Income from the Synthetic Fuel segment totaled $18 million, net of tax, in the first quarter of 2007.

NEW ACCOUNTING STANDARDS

EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”

We adopted the Emerging Issues Task Force (“EITF”) of Financial Accounting Standards Board (“FASB”) Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”) on December 29, 2007, the first day of our 2008 fiscal year. EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of Financial Accounting Standards (“FAS”) No. 66, “Accounting for Sales of Real Estate” (“FAS No. 66”), an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37, including an assessment of collectibility using the initial and continuing investment tests described in paragraphs 8 through 12 of FAS No. 66, then the entity should apply the deposit method of accounting as described in paragraphs 65 through 67 of FAS No. 66.

The adoption of EITF 06-8 had no impact on our wholly owned projects. However, in conjunction with the adoption of EITF 06-8 by one joint venture in which we are a partner, we recorded the cumulative effect of applying EITF 06-8 as a reduction of $5 million to our investment in that joint venture, an increase in deferred tax assets of $2 million, and a reduction of $3 million to the opening balance of our retained earnings. In certain circumstances, the application of the continuing investment criterion in EITF 06-8 on the collectibility of the sales price may delay our ability, or the ability of joint ventures in which we are a partner, to recognize revenues and costs using the percentage-of-completion method of accounting.

Financial Accounting Standards No. 157, “Fair Value Measurements”

We adopted FAS No. 157, “Fair Value Measurements” (“FAS No. 157”) on December 29, 2007, the first day of fiscal year 2008. FAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 29, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 3, 2009, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements. See Footnote No. 5, “Fair Value Measurements,” for additional information.

Our servicing assets and residual interests, which are measured using Level 3 inputs in the FAS No. 157 hierarchy, accounted for 81 percent of the total fair value of our financial assets that are required to be measured at fair value using the guidance found in FAS No. 157 at March 21, 2008. We treat the residual interests, including servicing assets, as trading securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS No. 115”), and we recorded realized and unrealized gains or losses related to these assets in the “Timeshare sales and services” revenue caption in our Condensed Consolidated Statements of Income accordingly.

At the dates of sale and at the end of each reporting period, we estimate the fair value of our residual interests, including servicing assets, using a discounted cash flow model. There were no material changes to the models or processes used to value these assets resulting from the implementation of FAS No. 157. We used the following key assumptions in measuring the fair value of the residual interests, including servicing assets, in our 11 outstanding note sales as of March 21, 2008: an average discount rate of 8.09 percent; an average expected annual prepayment rate, including defaults, of 18.94 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 60 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults of 35 months.

The rate of prepayment of loans serviced is the most significant estimate involved in the measurement process. Other estimates include the default rate and the discount rate. Estimates of prepayment rates, default rates, and discount rates are based on management’s expectations of future prepayment rates and default rates, reflecting our historical rate of loan repayments and loan defaults, industry trends, current market interest rates, and expected future interest rates and other considerations. Actual repayment rates, default rates, and discount rates differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates and the availability of alternative financing sources to borrowers. If actual prepayments of the loans being serviced were to occur more slowly than had been projected, the carrying value of servicing assets could increase and accretion and servicing income would exceed previously projected amounts. If actual default rates or actual discount rates are lower than expected, the carrying value of retained interests could increase and accretion and servicing income would exceed previously projected amounts. Accordingly, the retained interests, including servicing assets, actually realized, could differ from the amounts initially recorded.

We completed a stress test on the fair value of the residual interests as of the end of the 2008 first quarter with the objective of measuring the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. The fair value of the residual interests was $223 million as of March 21, 2008, before any stress test changes were applied. An increase of 100 basis points in the prepayment rate would decrease the quarter-end valuation by $4 million, or 1.9 percent and an increase of 200 basis points in the prepayment rate would decrease the quarter-end valuation by $8 million, or 3.7 percent. An increase of 100 basis points in the discount rate would decrease the quarter-end valuation by $5 million, or 2.2 percent and an increase of 200 basis points in the discount rate would decrease the quarter-end valuation by $10 million, or 4.4 percent. A decline of two months in the weighted average remaining term would decrease the quarter-end valuation by $3 million, or 1.2 percent, and a decline of four months in the weighted average remaining term would decrease the quarter-end valuation by $5 million, or 2.4 percent.

Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”

We adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“FAS No. 159”) on December 29, 2007, the first day of our 2008 fiscal year. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While FAS No. 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

EITF Issue No. 07-6, “Accounting for Sales of Real Estate Subject to the Requirements of FASB Statement No. 66, ‘Accounting for Sales of Real Estate,’ When the Agreement Includes a Buy-Sell Clause”

We adopted EITF Issue No. 07-6, “Accounting for Sales of Real Estate Subject to the Requirements of FASB Statement No. 66, ‘Accounting for Sales of Real Estate,’ When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”) on December 29, 2007, the first day of our 2008 fiscal year. EITF 07-6 clarifies whether a buy-sell clause is a prohibited form of continuing involvement that would preclude partial sales treatment under FAS No. 66. EITF 07-6 is effective for new arrangements entered into and assessments of existing transactions originally accounted for under the deposit, profit sharing, leasing, or financing methods for reasons other than the exercise of a buy-sell clause performed in fiscal years 2008 and thereafter. The adoption of EITF 07-6 did not have a material impact on our financial statements.

Future Adoption of Accounting Standards

Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). FAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 fiscal year, with early application encouraged. We are currently evaluating the impact that FAS No. 161 will have on our financial statements.

Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”

On December 4, 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) will significantly change the accounting for business combinations. Under FAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year. FAS

No. 141(R) will only have an impact on our financial statements if we are involved in a business combination in fiscal year 2009 or later years.

Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51”

On December 4, 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. FAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. FAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year. We are currently evaluating the impact that FAS No. 160 will have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and our Credit Facilities

At March 21, 2008, our available borrowing capacity amounted to $1.553 billion and reflected borrowing capacity of $2.5 billion under our multicurrency revolving credit facility, plus our cash balance of $314 million, less letters of credit outstanding totaling $105 million, and less $1,156 million of outstanding commercial paper supported by the facility. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements. We periodically evaluate opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons, or to further strengthen our financial position.

Cash and equivalents totaled $314 million at March 21, 2008, a decrease of $18 million from year-end 2007, reflecting activity for the twelve weeks ended March 21, 2008, as follows: purchases of treasury stock ($271 million); operating cash outflows ($67 million); capital expenditures ($65 million); loan advances and other investing activities, net of loan collections and sales ($40 million); and dividend payments ($27 million). Partially offsetting these outflows were cash inflows associated with the following: commercial paper and other debt issuances, net of debt repayments ($423 million); common stock issuances ($15 million); and dispositions ($14 million).

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

	Twelve Weeks Ended
($ in millions)	March 21, 2008	March 23, 2007
Timeshare segment development (in excess of) less than cost of sales	$(54)	$21
New Timeshare segment mortgages, net of collections	(111)	(83)
Note repurchases	(12)	(6)
Financially reportable sales less than (in excess of) closed sales	30	(60)
Collection on retained interests in notes sold and servicing fees	24	25
Other cash inflows	21	—

Net cash outflows from Timeshare segment activity	$(102)	$(103)

We estimate that, for the 20-year period from 2008 through 2027, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $3.6 billion.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2007 Form 10-K, other than those resulting from changes in the amount of outstanding debt. As of the end of the 2008 first quarter, debt had increased by $430 million, as compared to year-end 2007, from $2,965 million to $3,395 million, reflecting increased commercial paper borrowings of $571 million, partially offset by the repayment upon maturity of $91 million of Series E Senior Notes and decreased mortgage and other debt of $50 million. Among other things, the increase in commercial paper debt was used for share repurchases and capital expenditures. At the end of the 2008 first quarter, future debt payments plus interest totaled $4,269 million and are due as follows: $141 million in 2008; $407 million in 2009 and 2010; $596 million in 2011 and 2012; and $3,125 million thereafter.

Share Repurchases

We purchased 6.2 million shares of our Class A Common Stock during the twelve weeks ended March 21, 2008, at an average price of $33.37 per share. See Part II, Item 2 of this Form 10-Q for additional information on our share repurchases, including the August 2007 authorized increase in the number of shares that may be repurchased.

Acquisitions and Dispositions

2008 Acquisitions

At year-end 2007, we were party to a venture that developed and marketed fractional ownership and residential products. In the first quarter of 2008, we purchased our partner’s interest in that joint venture and concurrent with this transaction, we purchased additional land from our partner as well. Cash consideration for this transaction totaled $37 million and we acquired assets and liabilities totaling $75 million and $38 million, respectively, on the date of purchase. On March 31, 2008, subsequent to the end of the 2008 first quarter, we closed on a transaction for the purchase of real estate located in Thailand for our timeshare operations. The total purchase price was approximately $64 million. Cash consideration totaled approximately $40 million, and non-current liabilities recorded as a result of this transaction were $24 million.

2008 Dispositions

In the 2008 first quarter, we sold two limited-service properties for cash proceeds of $14 million, which were approximately equal to the properties’ book values. We accounted for each of the sales under the full accrual method in accordance with FAS No. 66 and each property will continue to operate under our brands pursuant to franchise agreements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2007 Form 10-K. Since the date of our 2007 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed since December 28, 2007.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to the range of operating risks common to the hotel, timeshare, and corporate apartment industries. The profitability of the hotels, vacation timeshare resorts, and corporate apartments that we operate or franchise may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms, timeshare interval, fractional ownership, and residential products, and apartments;

(2)	international, national, and regional economic and geopolitical conditions;

(3)	the impact of war, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats;

(4)	the desirability of particular locations and changes in travel patterns;

(5)	travelers’ fears of exposure to contagious diseases, such as Avian Flu and Severe Acute Respiratory Syndrome (“SARS”);

(6)	the occurrence of natural disasters, such as earthquakes, tsunamis, and hurricanes;

(7)	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures, and costs;

(8)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

(9)	regional and national development of competing properties;

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

The uncertain environment in the lodging industry and the economy generally will continue to impact our financial results and growth. Both the Company and the lodging industry were hurt by several events occurring over the last several years, including the global economic downturn, the terrorist attacks on New York and Washington in September 2001, the global outbreak of SARS in 2003, and military action in Iraq. Although by 2007 both the lodging and travel industries had recovered from the depressed levels during those years, the present economic slowdown and the uncertainty over its breadth, depth and duration have left it unclear whether the recent growth environment will continue. Accordingly, our financial results and growth could be harmed if the economic slowdown continues for a significant period or becomes worse.

Operational Risks

Our new branded hotel products may not be successful. We recently announced two new branded hotel products, Nickelodeon Resorts by Marriott® and Edition, and may launch additional branded hotel products in the future. We cannot assure that these brands will be accepted by hotel owners, potential franchisees, or the traveling public, that we will recover the costs we incurred in developing the brands, or that the brands will be successful. In addition, each of these new brands involves cooperation and/or consultation with a third party, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties regarding areas of consultation or shared control could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.

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

Risks relating to natural disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, and other natural disasters and the spread of contagious diseases, such as Avian Flu and SARS, in locations where we own, manage or franchise significant properties, and areas of the world from which we draw a large number of customers can cause a decline in the level of business and leisure travel and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty can have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms, timeshare units, and corporate apartments or limit the prices that we are able to obtain for them, both of which could adversely affect our profits.

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

Damage to, or other potential losses involving, properties that we own, manage or franchise may not be covered by insurance. We have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary. Market forces beyond our control may nonetheless limit the scope of insurance coverage that we can obtain and our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of hotel owners or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt, or other financial obligations related to the property.

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

Continued or increased volatility in the credit markets could adversely impact our ability to sell the loans that our Timeshare business generates. Our Timeshare business provides financing to purchasers of our timeshare and fractional properties, and we periodically sell interests in those loans in the securities markets. A continuation of the recent volatility in the credit markets could impact the timing and volume of the timeshare loans that we sell. Market conditions could result in terms that are less favorable to us than they have been historically, delay planned sales until the markets stabilize, or prevent us from selling our timeshare notes entirely. Although we expect to realize the economic value of our timeshare note portfolio even if future note sales are temporarily or indefinitely delayed, such delays could reduce or postpone future gains and could result in either increased borrowings to provide capital to replace anticipated proceeds from such sales or reduced spending in order to maintain our leverage and return targets.

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

An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our revenues. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Travelocity.com®, and Orbitz.com®, as well as lesser known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although Marriott’s Look No Further® Best Rate Guarantee has greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract customers, including the purchase of trademarked online keywords such as “Marriott” from Internet search engines such as Google® and Yahoo® to steer customers toward their websites (a practice currently being challenged by various trademark owners in federal court). Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from Marriott.com, or through their fees increasing the overall cost of internet bookings for our hotels.

Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation and/or subject us to costs, fines or lawsuits. Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers as they are entered into, processed by, summarized by, and reported by our various information systems and those of our service providers. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is inaccurate or incomplete we could make faulty decisions. Our customers and employees also have a high expectation that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the United States and other jurisdictions in which we operate. A significant theft, loss or fraudulent use of customer, employee or company data could adversely impact our reputation and could result in remedial and other expenses, fines and litigation.

Changes in privacy law could adversely affect our ability to market our products effectively. Our Timeshare segment, and to a lesser extent our other lodging segments, rely on a variety of direct marketing techniques, including telemarketing, email marketing, and postal mailings. Any further restrictions in laws such as the Telemarketing Sales Rule, CANSPAM Act, and various U.S. state laws, or new federal laws, regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of telemarketing, email, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of timeshare units and other products. We also obtain access to potential customers from travel service providers or other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers, and introduce them to our products could be impaired.

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

Delaware law and our governing corporate documents contain, and our board of directors could implement, anti-takeover provisions that could deter takeover attempts. Under the Delaware business combination statute, a stockholder holding 15 percent or more of our outstanding voting stock could not acquire us without board of director’s consent for at least three years after the date the stockholder first held 15 percent or more of the voting stock. Our governing corporate documents also, among other things, require supermajority votes in connection with mergers and similar transactions. In addition, our Board of Directors could, without stockholder approval, implement other anti-takeover defenses, such as a stockholder rights plan to replace the stockholder’s rights plan that expired in March 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 29, 2007-January 25, 2008	3.5	$32.61	3.5	29.7
January 26, 2008-February 22, 2008	1.3	35.01	1.3	28.4
February 23, 2008-March 21, 2008	1.4	33.66	1.4	27.0

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

22nd day of April, 2008

/s/ Arne M. Sorenson
Arne M. Sorenson
Executive Vice President and Chief Financial Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President, Financial
Information and Enterprise Risk Management and Principal Accounting Officer