Form 10-Q
period 2008-06-13
MARRIOTT INTERNATIONAL INC /MD/
filed 2008-07-11
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 13, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 351,796,334 shares of Class A Common Stock, par value $0.01 per share, outstanding at June 27, 2008.

MARRIOTT INTERNATIONAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
REVENUES
Base management fees	$161	$148	$309	$282
Franchise fees	110	101	206	192
Incentive management fees	103	116	177	187
Owned, leased, corporate housing, and other revenue	319	312	589	562
Timeshare sales and services (including note sale gains of $29 for the twelve and twenty-four weeks ended June 13, 2008, and $45 for the twelve and twenty-four weeks ended June 15, 2007)	388	453	714	822
Cost reimbursements	2,104	1,992	4,137	3,913

	3,185	3,122	6,132	5,958
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	273	257	517	476
Timeshare-direct	311	331	624	643
Reimbursed costs	2,104	1,992	4,137	3,913
General, administrative, and other	184	207	346	354

	2,872	2,787	5,624	5,386

OPERATING INCOME	313	335	508	572
Gains and other income	9	12	12	47
Interest expense	(38)	(52)	(80)	(85)
Interest income	9	9	20	18
Reversal of provision for loan losses	—	—	2	—
Equity in (losses) earnings	(3)	(1)	24	1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	290	303	486	553
Provision for income taxes	(139)	(128)	(214)	(214)
Minority interest in losses of consolidated subsidiaries, net of tax	2	—	3	—

INCOME FROM CONTINUING OPERATIONS	153	175	275	339
Discontinued operations, net of tax	4	32	3	50

NET INCOME	$157	$207	$278	$389

EARNINGS PER SHARE-Basic
Earnings from continuing operations	$0.43	$0.46	$0.78	$0.88
Earnings from discontinued operations	0.01	0.08	0.01	0.13

Earnings per share	$0.44	$0.54	$0.79	$1.01

EARNINGS PER SHARE-Diluted
Earnings from continuing operations	$0.41	$0.43	$0.74	$0.83
Earnings from discontinued operations	0.01	0.08	0.01	0.12

Earnings per share	$0.42	$0.51	$0.75	$0.95

DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0750	$0.1625	$0.1375

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	June 13, 2008 (Unaudited)	December 28, 2007
ASSETS
Current assets
Cash and equivalents	$125	$332
Accounts and notes receivable	1,120	1,148
Inventory	1,824	1,557
Current deferred taxes, net	192	185
Assets held for sale	128	123
Discontinued operations	3	53
Other	220	174

	3,612	3,572
Property and equipment	1,372	1,329
Intangible assets
Goodwill	921	921
Contract acquisition costs	712	635

	1,633	1,556
Equity and cost method investments	326	343
Notes receivable
Loans to equity method investees	6	21
Loans to timeshare owners	382	408
Other notes receivable	177	171

	565	600
Other long-term receivables	179	176
Deferred taxes, net	636	678
Other	689	688

	$9,012	$8,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$42	$175
Accounts payable	615	789
Accrued payroll and benefits	546	642
Liability for guest loyalty program	428	421
Timeshare segment deferred revenue	157	101
Liabilities related to discontinued operations	4	13
Other payables and accruals	768	735

	2,560	2,876
Long-term debt	3,006	2,790
Liability for guest loyalty program	1,047	971
Self-insurance reserves	216	182
Other long-term liabilities	748	694
Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,511	3,531
Retained earnings	3,549	3,332
Treasury stock, at cost	(5,701)	(5,490)
Accumulated other comprehensive income	71	51

	1,435	1,429

	$9,012	$8,942

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Twenty-Four Weeks Ended
	June 13, 2008	June 15, 2007
OPERATING ACTIVITIES
Net income	$278	$389
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	87	91
Minority interest	(5)	—
Income taxes	118	(54)
Timeshare activity, net	(34)	(11)
Liability for guest loyalty program	70	53
Working capital changes and other	(157)	(102)

Net cash provided by operating activities	357	366

INVESTING ACTIVITIES
Capital expenditures	(152)	(309)
Dispositions	19	120
Loan advances	(16)	(4)
Loan collections and sales	29	79
Equity and cost method investments	5	—
Contract acquisition costs	(96)	(10)
Other	(48)	107

Net cash used in investing activities	(259)	(17)

FINANCING ACTIVITIES
Commercial paper, net	217	346
Issuance of long-term debt	16	37
Repayment of long-term debt	(183)	(12)
Issuance of Class A Common Stock	30	142
Dividends paid	(54)	(49)
Purchase of treasury stock	(347)	(836)
Other	16	(19)

Net cash used in financing activities	(305)	(391)

DECREASE IN CASH AND EQUIVALENTS	(207)	(42)
CASH AND EQUIVALENTS, beginning of period	332	191

CASH AND EQUIVALENTS, end of period	$125	$149

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

Our 2008 second quarter ended on June 13, 2008; our 2007 fourth quarter ended on December 28, 2007; and our 2007 second quarter ended on June 15, 2007. In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 13, 2008, and December 28, 2007, the results of our operations for the twelve and twenty-four weeks ended June 13, 2008, and June 15, 2007, and cash flows for the twenty-four weeks ended June 13, 2008, and June 15, 2007. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

2.	New Accounting Standards

EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”

We adopted the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”) on December 29, 2007, the first day of our 2008 fiscal year. EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of Financial Accounting Standards (“FAS”) No. 66, “Accounting for Sales of Real Estate” (“FAS No. 66”), an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37, including an assessment of collectibility using the initial and continuing investment tests described in paragraphs 8 through 12 of FAS No. 66, then the entity should apply the deposit method of accounting as described in paragraphs 65 through 67 of FAS No. 66.

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

Future Adoption of Accounting Standards

Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”

On December 4, 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) will significantly change the accounting for business combinations. Under FAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Transaction costs will no longer be included in the measurement of the business acquired. Instead, these expenses will be expensed as they are incurred. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year. FAS No. 141(R) will only have an impact on our financial statements if we are involved in a business combination in fiscal year 2009 or later years.

Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51”

On December 4, 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. FAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. FAS No. 160 must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. We are currently evaluating the impact that FAS No. 160 will have on our financial statements.

Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). FAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 fiscal year. We are currently evaluating the impact that FAS No. 161 will have on our financial statements.

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

The tax credits available under the Internal Revenue Code for the production and sale of synthetic fuels were established by Congress to encourage the development of alternative domestic energy sources. Congress deemed that the incentives provided by the tax credits would not be necessary if the price of oil increased beyond certain thresholds as prices would then provide a more natural market for these alternative fuels. As a result, the tax credits available under the Internal Revenue Code for the production and sale of synthetic fuel in any given calendar year were phased out if the Reference Price of a barrel of oil for that year fell within a specified range. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and was determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. The price range within which the credit was phased out was set in 1980 and was adjusted annually for inflation. In 2007, the Reference Price phase-out range was $56.78 to $71.27. Because the Reference Price of a barrel of oil for 2007 was within that range, at $66.52, there was a 67.2 percent reduction of the tax credits available for synthetic fuel produced and sold in 2007. Income from discontinued operations of $4 million for the 2008 second quarter primarily reflected the recognition in the 2008 second quarter of additional tax credits as a result of that determination by the Secretary of the Treasury in the 2008 second quarter of the Reference Price of a barrel of oil for 2007, partially offset by obligations based on the amount of additional tax credits. The determination resulted in a 67.2 percent reduction of tax credits for the 2007 fiscal year, compared to the reduction of 70.7 percent that had been estimated and recorded in the 2007 fiscal year.

The following tables provide additional income statement and balance sheet information relating to the discontinued synthetic fuel operations.

Income Statement Summary

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
Revenue	$—	$88	$1	$156

Loss from discontinued operations before income taxes	$(2)	$(54)	$(3)	$(108)
Tax benefit	(3)	20	(3)	39
Tax credits	9	66	9	119

Total tax benefit	6	86	6	158

Income from discontinued operations	$4	$32	$3	$50

Balance Sheet Summary

	At Period End
($ in millions)	June 13, 2008	December 28, 2007
Other assets	$3	$53
Liabilities	(4)	(13)

4.	Share-Based Compensation

Under our 2002 Comprehensive Stock and Cash Incentive Plan (“the Comprehensive Plan”), we award: (1) stock options to purchase our Class A Common Stock (“Stock Option Program”); (2) share appreciation rights (“SARs”) for our Class A Common Stock; (3) restricted stock units of our Class A Common Stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that are equal to the market price of our Class A Common Stock on the date of grant.

We granted 2.5 million restricted stock units during the first half of 2008 under the Comprehensive Plan to certain officers and key employees and those units vest generally over four years in equal annual installments commencing one year after the date of grant. The weighted average grant-date fair value of the restricted stock units granted in the first half of 2008 was $35.

In the first half of 2008, we granted approximately 108,000 stock options that had a weighted average grant-date fair value of $13 and a weighted average exercise price of $36. The options are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant and expire 10 years after the date of grant.

During the first half of 2008, we granted 1.7 million SARs to officers and key employees (“Employee SARs”) with a weighted average exercise price of $36 and a weighted average grant-date fair value of $13. During the first half of 2008, we also granted 3,800 SARs to a director (“Non-employee SARs”) with a weighted average exercise price of $36 and a weighted average grant-date fair value of $15.

We also issued 18,000 deferred stock units with a weighted average grant-date fair value of $36 to Non-employee directors during the first half of 2008. These Non-employee director deferred stock units vest within one year and are distributed upon election.

For SARs and stock options, we use a lattice-based valuation model that incorporates a range of assumptions for inputs. Historical data is used to estimate exercise behaviors for separate groups of retirement eligible and non-retirement eligible employees. The expected terms of stock options and SARs granted are derived from the outputs of the valuation model and represent the periods of time that stock options and SARs granted are expected to be outstanding.

The assumptions for the stock options and Employee SARs granted during the first half of 2008 are shown in the following table.

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

For Non-employee SARs issued in 2008, the only differences in assumptions from the inputs shown above for Employee SARs were a dividend yield of 0.82 percent and an expected term of 10 years. Non-employee SARs expire 10 years after the date of grant and vest upon grant but are generally not exercisable until one year after grant.

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

We have various financial instruments we must measure under FAS No. 157 including: certain marketable securities, derivatives, and servicing assets and residual interests related to our asset securitizations. None of our current non-financial assets and non-financial liabilities must be measured at fair value on a recurring basis. We measure our financial assets and liabilities using inputs from the following three levels of the fair value hierarchy. The three levels are as follows:

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 includes unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

In accordance with the fair value hierarchy, the following table shows the fair value as of June 13, 2008, of those financial assets and liabilities that we must measure at fair value and that we classify as “Other current assets,” “Other assets,” and “Other long-term liabilities”:

($ in millions)	Fair Value Measurements as of June 13, 2008
Description	Balance at June 13, 2008	Level 1	Level 2	Level 3
Assets:
Servicing assets and other residual interests	$288	$—	$—	$288
Marketable securities	48	24	24	—
Derivative instruments	6	—	—	6

Liabilities:
Derivative instruments	(2)	(1)	(1)	—

The following tables summarize the changes in fair value of our Level 3 assets and liabilities for both the twelve and twenty-four weeks ended June 13, 2008:

($ in millions)	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Servicing Assets and Other Residual Interests	Derivative Instruments
Beginning balance at March 22, 2008	$223	$(21)
Total gains (losses) (realized or unrealized)
Included in earnings	(7)	(5)
Included in other comprehensive income	—	23
Transfers in or out of Level 3	—	—
Purchases, sales, issuances, and settlements	72	9

Ending balance at June 13, 2008	$288	$6

Losses for the second quarter of 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(7)	$(5)

($ in millions)	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Servicing Assets and Other Residual Interests	Derivative Instruments
Beginning balance at December 29, 2007	$238	$(5)
Total gains (losses) (realized or unrealized)
Included in earnings	2	(8)
Included in other comprehensive income	—	11
Transfers in or out of Level 3	—	—
Purchases, sales, issuances, and settlements	48	8

Ending balance at June 13, 2008	$288	$6

Gains (losses) for the first half of 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2	$(8)

At the dates of sale and at the end of each reporting period, we estimate the fair value of our residual interests, including servicing assets, using a discounted cash flow model. The implementation of FAS No. 157 did not result in material changes to the models or processes used to value these assets. These transactions may utilize interest rate swaps to protect the net interest margin associated with the beneficial interest. During 2008 and 2007, we used the following key assumptions to measure the fair value of the residual interests, including servicing assets, at the date of sale: average discount rate of 9.23 percent and 9.22 percent, respectively; average expected annual prepayments, including defaults, of 24.01 percent and 25.18 percent, respectively; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 76 months and 75 months, respectively; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 35 months and 34 months, respectively. Our key assumptions are based on experience.

We used the following key assumptions in measuring the fair value of the residual interests, including servicing assets, in our 11 outstanding Timeshare note sales as of June 13, 2008: an average discount rate of 10.56 percent; an average expected annual prepayment rate, including defaults, of 18.04 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 58 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 35 months. We treat the residual interests, including servicing assets, as trading securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS No. 115”), and we recorded realized and unrealized gains or losses related to these assets in “Timeshare sales and services” revenue accordingly.

The most significant estimate involved in the measurement process is the loan repayment rate, followed by the default rate and the discount rate. Estimates of these rates are based on management’s expectations of future prepayment rates and default rates, reflecting our historical experience, industry trends, current market interest rates, expected future interest rates, and other considerations. Actual repayment rates, default rates, and discount rates could differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates, and the availability of alternative financing sources to borrowers. If actual prepayments of the loans being serviced were to occur more slowly than had been projected, the carrying value of servicing assets could increase and accretion and servicing income would exceed previously projected amounts. If actual default rates or actual discount rates are lower than expected, the carrying value of retained interests could increase and accretion and servicing income would exceed previously projected amounts. Accordingly, the retained interests, including servicing assets, actually realized, could differ from the amounts initially recorded.

We completed a stress test on the fair value of the residual interests, including servicing assets, as of the end of the 2008 second quarter to measure the change in value associated with independent changes in individual key variables. This methodology applied unfavorable changes that would be statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. Before we applied any of these stress test changes, we determined that the fair value of the residual interests, including servicing assets, was $288 million as of June 13, 2008.

Applying the stress tests, we concluded that each change to a variable shown in the table below would have the following impact on the valuation of our residual interests at quarter-end:

	Decrease in Quarter- End Valuation (in millions)	Percentage Decrease
100 basis point increase in the prepayment rate	$4	1.4%
200 basis point increase in the prepayment rate	8	2.8%
100 basis point increase in the discount rate	6	2.2%
200 basis point increase in the discount rate	12	4.3%
Two month decline in the weighted average remaining term	3	0.9%
Four month decline in the weighted average remaining term	5	1.7%

We value our derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model including interest rates and volatilities. We record realized and unrealized gains and losses on these derivative instruments in gains from the sale of timeshare notes receivable, which are recorded within the “Timeshare sales and services” revenue caption in our Condensed Consolidated Statements of Income.

6.	Earnings Per Share

The table below illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in millions, except per share amounts)	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
Computation of Basic Earnings Per Share
Income from continuing operations	$153	$175	$275	$339
Weighted average shares outstanding	353.5	382.9	353.9	385.5

Basic earnings per share from continuing operations	$0.43	$0.46	$0.78	$0.88

Computation of Diluted Earnings Per Share
Income from continuing operations	$153	$175	$275	$339

Weighted average shares outstanding	353.5	382.9	353.9	385.5

Effect of dilutive securities
Employee stock option and share appreciation rights plans	13.8	17.2	13.9	18.0
Deferred stock incentive plans	1.5	1.8	1.6	1.9
Restricted stock units	1.2	1.9	1.8	2.5

Shares for diluted earnings per share	370.0	403.8	371.2	407.9

Diluted earnings per share from continuing operations	$0.41	$0.43	$0.74	$0.83

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

In accordance with FAS No. 128, “Earnings per Share,” we have not included the following stock options and SARs in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended June 13, 2008, 2.6 million options and SARs, with exercise prices ranging from $34.11 to $49.03;

(b)	for the twelve-week period ended June 15, 2007, 0.4 million options and SARs, with exercise prices of $49.03;

(c)	for the twenty-four week period ended June 13, 2008, 2.6 million options and SARs, with exercise prices ranging from $34.11 to $49.03; and

(d)	for the twenty-four week period ended June 15, 2007, 0.4 million options and SARs, with exercise prices of $49.03.

7.	Inventory

Inventory, totaling $1,824 million and $1,557 million as of June 13, 2008, and December 28, 2007, respectively, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,799 million and $1,536 million as of June 13, 2008, and December 28, 2007, respectively. Inventory totaling $25 million and $21 million as of June 13, 2008, and December 28, 2007, respectively, primarily relates to hotel operating supplies for the limited number of properties we own or lease. We value Timeshare segment interval, fractional ownership, and residential products at the lower of cost or net realizable value and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

8.	Assets Held for Sale

Assets held for sale totaled $128 million at the end of the 2008 second quarter and consisted of property and equipment. The $128 million total reflected the following segment composition: Luxury Lodging-$89 million; North American Full-Service Lodging-$21 million; and North American Limited-Service Lodging-$18 million. There were no liabilities of assets held for sale at the end of the 2008 second quarter.

Assets held for sale totaled $123 million at year-end 2007 and consisted of property and equipment. The $123 million total reflected the following segment composition: Luxury Lodging-$89 million; North American Full-Service Lodging-$17 million; and North American Limited-Service Lodging-$17 million. There were no liabilities of assets held for sale at year-end 2007.

9.	Property and Equipment

The following table details the composition of our property and equipment balances at June 13, 2008, and December 28, 2007.

($ in millions)	June 13, 2008	December 28, 2007
Land	$413	$399
Buildings and leasehold improvements	861	833
Furniture and equipment	916	900
Construction in progress	252	216

	2,442	2,348
Accumulated depreciation	(1,070)	(1,019)

	$1,372	$1,329

10.	Acquisitions and Dispositions

2008 Acquisitions

At year-end 2007, we were party to a venture that developed and marketed fractional ownership and residential products. In the first quarter of 2008, we purchased our partner’s interest in that joint venture together with additional land. Cash consideration for this transaction totaled $37 million and we acquired assets and liabilities totaling $75 million and $38 million, respectively, on the date of purchase. In the 2008 second quarter, we closed on a transaction for the purchase of real estate located in Thailand for our timeshare operations. The total purchase price was approximately $62 million. Cash consideration totaled approximately $38 million, and non-current liabilities recorded as a result of this transaction were $24 million.

2008 Dispositions

In the 2008 first quarter, we sold two limited-service properties for cash proceeds of $14 million, which were approximately equal to the properties’ book values. We accounted for each of the sales under the full accrual method in accordance with FAS No. 66 and each property will continue to operate under our brands pursuant to franchise agreements. In the 2008 second quarter, we sold our interest in an entity that leases four hotels. In conjunction with that transaction, we received cash proceeds totaling $5 million, and the sales price of the investment approximated its book value.

11.	Notes Receivable

The following table details the composition of our notes receivable balances at June 13, 2008, and December 28, 2007.

($ in millions)	June 13, 2008	December 28, 2007
Loans to timeshare owners	$440	$476
Lodging senior loans	3	7
Lodging mezzanine and other loans	196	206

	639	689
Less current portion	(74)	(89)

	$565	$600

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in the accompanying Condensed Consolidated Balance Sheets, including $58 million and $68 million, at June 13, 2008, and December 28, 2007, respectively, related to “Loans to timeshare owners.”

12.	Asset Securitizations

As noted in Footnote No. 11, “Asset Securitization,” in our 2007 Form 10-K, we periodically sell, without recourse, through special purpose entities, notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. We continue to service the notes and transfer all proceeds collected to special purpose entities. We retain servicing assets and other interests in the notes and account for these assets and interests as residual interests. The interests are limited to the present value of cash available after paying financing expenses and program fees and absorbing credit losses.

In June 2008, we sold to a newly formed trust $300 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional ownership products. On the same day, the trust issued $246 million of the trust’s notes. In connection with the sale of the notes receivable, we received net proceeds of $236 million and retained residual interests with a fair value of $93 million. We recorded note sale gains totaling $29 million in the first half of 2008. See Footnote No. 5, “Fair Value Measurements,” earlier in this report for additional information regarding our servicing assets and other residual interests. Also see “Asset Securitizations” later in this report in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding volatility in the credit markets.

13.	Long-term Debt

Our long-term debt at June 13, 2008, and December 28, 2007, consisted of the following:

($ in millions)	June 13, 2008	December 28, 2007
Senior Notes:
Series C, interest rate of 7.875%, face amount of $76, maturing September 15, 2009	$76	$76
Series E, matured January 15, 2008	—	91
Series F, interest rate of 4.625%, face amount of $350, maturing June 15, 2012	349	349
Series G, interest rate of 5.810%, face amount of $427, maturing November 10, 2015	403	402
Series H, interest rate of 6.200%, face amount of $350, maturing June 15, 2016	349	349
Series I, interest rate of 6.375%, face amount of $350, maturing June 15, 2017	346	346
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013	397	397
Commercial paper, average interest rate of 3.0% at June 13, 2008	802	585
Mortgage debt, average interest rate of 7.9% at June 13, 2008, maturing through May 1, 2025	161	196
Other	165	174

	3,048	2,965
Less current portion	(42)	(175)

	$3,006	$2,790

At the end of our 2008 second quarter, all debt, other than mortgage debt and $4 million of other debt, was unsecured.

14.	Comprehensive Income and Capital Structure

For the twelve weeks ended June 13, 2008, and June 15, 2007, respectively, net income totaled $157 million and $207 million, while comprehensive income totaled $178 million and $221 million. The principal difference between net income and comprehensive income for the twelve weeks ended June 13, 2008, primarily relates to mark-to-market adjustments associated with cash flow hedges and foreign currency translation adjustments. The principal difference between net income and comprehensive income for the twelve weeks ended June 15, 2007, relates to foreign currency translation adjustments.

For the twenty-four weeks ended June 13, 2008, and June 15, 2007, respectively, net income totaled $278 million and $389 million, while comprehensive income totaled $298 million and $390 million. The principal difference between net income and comprehensive income for the twenty-four weeks ended June 13, 2008, primarily relates to foreign currency translation adjustments and mark-to-market adjustments associated with cash flow hedges, partially offset by mark-to-market adjustments associated with available-for-sale securities. The principal difference between net income and comprehensive income for the twenty-four weeks ended June 15, 2007, primarily relates to foreign currency translation adjustments, partially offset by mark-to-market adjustments associated with available-for-sale securities.

We included the net change in unrealized holding losses on available-for-sale securities in accumulated other comprehensive income of $1 million and $2 million for the twelve-week periods ended June 13, 2008, and June 15, 2007, respectively, and $7 million and $11 million, respectively, for the twenty-four weeks then ended. The amount of gains reclassified out of accumulated other comprehensive income as a result of the sale of securities totaled zero for each of the twelve-week periods ended June 13, 2008, and June 15, 2007, and zero and $10 million, respectively, for the twenty-four weeks then ended.

For the twenty-four weeks ended June 13, 2008, approximately 3.3 million shares of our Class A Common Stock were issued upon conversion, exercise, or satisfaction of required conditions. In addition, during the first half of 2008 we repurchased approximately 8.6 million shares of our Class A Common Stock at an average price of $32.79 per share.

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at June 13, 2008, are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings at June 13, 2008
Debt service	$35	$1
Operating profit	187	27
Other	92	8

Total guarantees where we are the primary obligor	$314	$36

The liability for expected future fundings at June 13, 2008, is included in our Condensed Consolidated Balance Sheets as follows: $2 million in the “Other payables and accruals” line item and $34 million in the “Other long-term liabilities” line item.

Our guarantees of $314 million listed in the preceding table include $38 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties.

The guarantees of $314 million in the preceding table do not include $227 million of guarantees that expire in the years 2011 through 2013, related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”), which subsequently merged with Health Care Property Investors, Inc., is the primary obligor of the remainder of the lifecare bonds. Prior to our sale of the Senior Living Services business in 2003, these preexisting guarantees were guarantees by us of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

The table also does not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $7 million and total remaining rent payments through the initial term of approximately $77 million. Most of these obligations expire at the end of 2023. CTF Holdings Ltd. (“CTF”) had originally made available €35 million in cash collateral in the event that we are required to fund under such guarantees (approximately €7 million [$11 million] remained at the end of the 2008 second quarter). As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $77 million will decline. Since the time we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future.

In addition to the guarantees noted in the preceding table, we have provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $586 million. Payments for cost overruns for this project will be satisfied by the joint venture through contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 34 percent. We do not expect to fund under the guarantee. We have also provided a project completion guarantee to another lender for predevelopment related project costs aggregating approximately $80 million. Payments for cost overruns for this project will be satisfied by the joint venture through contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 25 percent. We do not expect to fund under this guarantee. At the end of the 2008 second quarter, the carrying value of the liabilities associated with these two project completion guarantees was $7 million.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted previously, as of June 13, 2008, we had extended approximately $4 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $3 million which expire as follows: $2 million within one year and $1 million in two to three years. We do not expect to fund the remaining $1 million of commitments, which expire after five years.

At June 13, 2008, we also had commitments to invest up to $38 million of equity for minority interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel-anchored mixed-use real estate projects, which expire as follows: $8 million within one year, and $30 million within three years. Of the $38 million in commitments, we expect to fund $8 million within one year and $30 million within three years. In addition, as of June 13, 2008, we had commitments, with no expiration date, to fund up to $23 million in joint ventures for development of new properties of which we expect to fund $5 million within one year and $18 million in one to two years. Also, as of June 13, 2008, we had a commitment, with no expiration date, to invest up to $31 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

At June 13, 2008, we had $132 million of letters of credit outstanding, the majority of which related to our self-insurance programs. Surety bonds issued as of June 13, 2008, totaled $571 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

16.	Business Segments

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

•

Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Club and Residences, Grand Residences by Marriott, and Horizons by Marriott Vacation Club timeshare, fractional ownership, and residential properties worldwide.

In addition to the brands noted above, in 2007, we announced our new brand of family-friendly resorts and spas, “Nickelodeon Resorts by Marriott” and a new brand of lifestyle boutique hotels, “Edition.” As of June 13, 2008, no properties were yet open under either brand.

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

Revenues

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
North American Full-Service Segment	$1,371	$1,282	$2,678	$2,526
North American Limited-Service Segment	538	538	1,026	1,001
International Segment	399	382	751	713
Luxury Segment	403	370	790	709
Timeshare Segment	461	532	863	975

Total segment revenues	3,172	3,104	6,108	5,924
Other unallocated corporate	13	18	24	34

	$3,185	$3,122	$6,132	$5,958

Income from Continuing Operations
	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
North American Full-Service Segment	$129	$132	$224	$246
North American Limited-Service Segment	112	131	198	218
International Segment	65	59	129	109
Luxury Segment	23	18	49	29
Timeshare Segment	70	107	74	151

Total segment financial results	399	447	674	753
Other unallocated corporate	(77)	(101)	(125)	(133)
Interest expense, interest income, and provision for loan losses	(29)	(43)	(58)	(67)
Income taxes	(140)	(128)	(216)	(214)

	$153	$175	$275	$339

We allocate net minority interest in losses of consolidated subsidiaries to our segments. Accordingly, as of June 13, 2008, we allocated net minority interest in losses of consolidated subsidiaries as reflected in our Condensed Consolidated Statements of Income as shown in the following table:

Minority Interest

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
International Segment	$(1)	$—	$(1)	$—
Timeshare Segment	4	—	6	—

Total segment minority interest	3	—	5	—
Provision for income taxes	(1)	—	(2)	—

	$2	$—	$3	$—

Equity in Earnings (Losses) of Equity Method Investees

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
North American Full-Service Segment	$1	$1	$1	$1
North American Limited-Service Segment	1	1	1	1
International Segment	(6)	—	1	2
Luxury Segment	—	(2)	—	(2)
Timeshare Segment	2	(1)	7	(1)

Total segment equity in earnings	(2)	(1)	10	1
Other unallocated corporate	(1)	—	14	—

	$(3)	$(1)	$24	$1

Assets

	At Period End
($ in millions)	June 13, 2008	December 28, 2007
North American Full-Service Segment	$1,413	$1,322
North American Limited-Service Segment	478	486
International Segment	835	855
Luxury Segment	823	748
Timeshare Segment	3,362	3,142

Total segment assets	6,911	6,553
Other unallocated corporate	2,098	2,336
Discontinued operations	3	53

	$9,012	$8,942

17.	Variable Interest Entities

At the end of the 2008 first quarter, we consolidated a holding company that held the 100 percent interest in four entities that were variable interest entities under FIN 46, “Consolidation of Variable Interest Entities-revised” (“FIN 46(R)”), and the combined capital in the four variable interest entities was $1 million, which was used primarily to fund hotel working capital. Our equity at risk totaled $4 million and we held 55 percent of the common equity shares of the holding company. We sold our interest in the holding company during the 2008 second quarter.

We are party to a venture that develops and markets fractional ownership and residential interests, and we consolidate this venture as we are the primary beneficiary. At the end of the 2008 second quarter, a loan we made to the venture was outstanding, with a balance due to us of $65 million. At the end of the 2008 second quarter, the carrying amount of consolidated assets that are collateral for the variable interest entity’s obligations totaled $118 million and comprised $2 million of accounts receivable, $104 million of real estate held for development, property, equipment, and other long-term assets, and $12 million of cash. The creditors of the variable interest entity do not have general recourse to our credit.

In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions,” in our 2007 Form 10-K, we manage certain hotels on behalf of four tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. At the end of the 2008 second quarter, the number of hotels totaled 14. The entities have minimal equity and minimal assets comprised of hotel working capital. CTF has placed money in a trust account to cover cash flow shortfalls and to meet rent payments. The terms of the trust require that the cash flows for the four tenant entities be pooled for purposes of making rent payments and determining cash flow shortfalls. At the end of the 2008 second quarter, the trust account held approximately $34 million. The entities are variable interest entities under FIN 46(R). We do not consolidate the entities, because we do not bear the majority of the expected losses. We are secondarily liable (after exhaustion of funds from the trust account) for rent payments for eight of the 14 hotels in the event that there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these eight hotels totaled approximately $117 million. In addition, we are also secondarily liable for rent payments of up to an aggregate cap of $47 million for the six other hotels in the event that there are cash flow shortfalls.

18.	Leases

In the 2008 second quarter we, as a lessee, entered into a lease agreement for one property with aggregate minimum lease payments of $63 million through the initial lease term, which ends in 2019. Future minimum lease payments for each of the next five years and thereafter are as follows: $3 million in 2008; $6 million in each of 2009, 2010, 2011, and 2012; and $36 million thereafter.

19.	Income Taxes

Our federal income tax returns have been examined and we have settled all issues for tax years through 1993 and 1995 through 2004. The 2005 and 2006 examinations have been completed, and we are currently addressing the remaining open issues for those tax years with the Internal Revenue Service (“IRS”). The 2007 and 2008 IRS examinations are ongoing as part of the IRS’s Compliance Assurance Program. Various state, local and foreign income tax returns are also under examination by taxing authorities.

In the 2008 second quarter, we recorded a $24 million income tax expense related to the treatment of funds received from certain foreign subsidiaries. We are contesting the issue with the IRS for tax years 2005 and 2006. In addition, on May 23, 2008, we reached a settlement with the IRS regarding a 1995 leasing transaction. We recorded a $12 million tax expense in the 2008 second quarter due primarily to prior years’ tax adjustments, including a settlement with the IRS that resulted in a lower than expected refund of taxes associated with the leasing transaction. The settlement resulted in a $26 million tax refund, which we received during the 2008 second quarter.

For the first half of 2008, we increased unrecognized tax benefits by $64 million, including increases for the foreign subsidiaries issue. For the same period, we decreased unrecognized tax benefits by $77 million related primarily to the leasing transaction settlement. The balance of unrecognized tax benefits was $119 million at the end of the 2008 second quarter.

As a large taxpayer, we are under continual audit by the IRS and other taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 52-week period. While it is possible that one or more of these examinations may be resolved in the next year, we do not anticipate that a significant impact to the unrecognized tax benefit balance will occur.

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

BUSINESS AND OVERVIEW

U.S. lodging demand declined in the first half of 2008 as a result of slowing economic growth, particularly impacting transient travel. Outside the United States, international lodging demand remained strong in most markets. Leisure transient demand in the United States weakened in the first quarter of 2008 and was joined by weakening business transient demand in the second quarter of 2008. Last minute new group meeting demand and attendance at group meetings have also softened. While some business customers increased room nights, including professional services firms, defense contractors, and insurance companies, others declined, including companies associated with the financial services, automotive, pharmaceutical, and telecommunications industries. In general, for the properties in our system, luxury, international, and full-service properties experienced stronger demand worldwide than our limited-service properties.

In this slower demand environment, we are working aggressively to enhance property-level house profit margins. While varying by property, most properties in North America have instituted very tight cost controls. On the revenue side, we benefit from ongoing group business from contracts signed over the past several years as well as recent price increases for ancillary operations. Furthermore, we continue to develop new sales promotions with a focus on leisure and group business opportunities to increase property revenue, rather than simply discounting room rates.

For our North American comparable properties, Revenue per Available Room (“RevPAR”) increased modestly in the first half of 2008, compared to the year-ago period, with greater strength in Manhattan, New York, Orlando, Florida, and Los Angeles, California and weaker RevPAR in suburban markets near, among other areas, Orange County, California, Chicago, and Detroit. International guest demand for many U.S. properties remains strong. Internationally, RevPAR increases in the first half of 2008 versus the prior year period were stronger, particularly in the Middle East, Central and Southeast Asia, South America, and Eastern and Western Europe. References to RevPAR throughout this report are in constant dollars unless otherwise noted.

We currently have over 130,000 rooms in our development pipeline. During the first half of 2008, we opened 15,430 rooms (gross), which included 416 residential units. We expect to open a total of approximately 30,000 rooms (gross) not including residential units for the 2008 full year. For the first half of 2008, approximately 23 percent of the rooms added to our system were conversions from competitor brands and 21 percent of the new rooms were located outside the United States.

At the end of the second quarter of 2008, 48 percent of the hotel rooms in our system were operated under management agreements, 50 percent were operated under franchise agreements and 2 percent were owned or leased by us. Our emphasis on property management and franchising tends to provide more stable earnings in periods of economic softness while continued unit expansion, reflecting properties added to our system, generates ongoing growth.

U.S. demand for timeshare intervals also softened in the first half of 2008 while demand in Latin America and Asia for timeshare products remains robust. Demand for Ritz-Carlton fractional and residential units is particularly weak. We have increased our timeshare marketing efforts. Since the sale of timeshare and fractional intervals and condominiums follows the percentage-of-completion accounting method, soft demand is frequently reflected in results in later accounting periods.

Our brands remain strong as a result of superior customer service with an emphasis on guest and associate satisfaction, the worldwide presence and quality of our brands, our Marriott Rewards loyalty program, an information-rich and easy-to-use Web site, a multi-channel central reservations system, and desirable property amenities. We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs and enhanced amenities and technology offerings. We continue to enhance the appeal of our proprietary Web site, www.Marriott.com, through functionality and service improvements, and we continue to capture an increasing proportion of property-level reservations via this cost efficient channel. We have added other languages to Marriott.com and we have enabled guests to use handheld devices to confirm reservations and get directions.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks and twenty-four weeks ended June 13, 2008, compared to the twelve weeks and twenty-four weeks ended June 15, 2007.

Revenues

Twelve Weeks. Revenues increased by $63 million (2 percent) to $3,185 million in the second quarter of 2008 from $3,122 million in the second quarter of 2007, as a result of growth across the system and increased room rates. We opened 221 properties (33,380 rooms) while 50 properties (9,371 rooms) exited the system since the second quarter of 2007. Base management and franchise fees increased by $22 million as a result of stronger RevPAR and unit growth. RevPAR increases over the year-ago quarter were driven primarily by rate increases. Incentive management fees decreased by $13 million. Second quarter 2007 revenue included $15 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until the second quarter of 2007 and $3 million of incentive management fees from business interruption proceeds associated with Hurricane Katrina, with no comparable fees for the 2008 second quarter. The decrease in incentive management fees also reflected higher property-level wages and benefits costs and utilities costs in North America. Partially offsetting the decreases, incentive management fees from international properties increased reflecting strong demand. See the “BUSINESS SEGMENTS” discussion later in this report for additional information. Compared to the year-ago quarter, owned, leased, corporate housing, and other revenue increased by $7 million and cost reimbursements revenue increased by $112 million, while Timeshare sales and services revenue decreased by $65 million.

The $7 million (2 percent) increase in owned, leased, corporate housing, and other revenue largely reflected the change in the mix of owned and leased properties from the second quarter of 2007 to the second quarter of 2008, and, to a lesser extent, stronger RevPAR.

The $112 million increase in cost reimbursements revenue to $2,104 million in the second quarter of 2008 from $1,992 million in the year-ago quarter primarily resulted from wage increases, sales growth, and the growth in the number of properties we manage. We added eight managed properties (3,674 rooms) and 158 franchised properties (19,595 rooms) to our system since the end of the 2007 second quarter, net of properties exiting the system. Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. This revenue and related expense has no impact on either our operating income or net income because we record cost reimbursements based upon the costs incurred, with no added markup.

Timeshare sales and services revenue in the second quarter of 2008 decreased by $65 million (14 percent) compared to the year-ago quarter. The decrease primarily reflected revenue recognition of contract sales for several projects in the 2007 second quarter that reached reportability thresholds, lower revenue from several projects with limited available inventory in 2008, and slow demand for fractional and residential products, as well as a decrease of $16 million in note sale gains in the 2008 second quarter compared to the year-ago period. Partially offsetting these decreases was higher revenue associated with the Asia Pacific points program, revenue associated with projects that became reportable subsequent to the 2007 second quarter, and increased services revenue.

Twenty-four Weeks. Revenues increased by $174 million (3 percent) to $6,132 million in the first half of 2008 from $5,958 million in the first half of 2007, as a result of growth across the system and increased room rates. Base management and franchise fees increased by $41 million as a result of stronger RevPAR and unit growth. RevPAR increases over the year-ago period were driven primarily by rate increases. Incentive management fees decreased by $10 million. Revenue in the first half of 2007, included $15 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until 2007 and $3 million of incentive management fees from business interruption proceeds associated with Hurricane Katrina, with no comparable fees in the first half of 2008. The decrease in incentive management fees also reflected higher property-level wages and benefits costs and utilities costs in North America. Partially offsetting the decreases, incentive management fees from international properties increased reflecting strong demand. See the “BUSINESS SEGMENTS” discussion later in this report for additional information. Owned, leased, corporate housing, and other revenue increased by $27 million and cost reimbursements revenue increased by $224 million, while Timeshare sales and services revenue decreased by $108 million.

The $27 million (5 percent) increase in owned, leased, corporate housing, and other revenue largely reflected the change in the mix of owned and leased properties from the first half of 2007 to the first half of 2008, and, to a lesser extent, stronger RevPAR and higher branding fees associated with the sale of branded residential real estate.

The $174 million increase in total revenue included $224 million of increased cost reimbursements revenue to $4,137 million in the first half of 2008 from $3,913 million in the year-ago period. The increase in reimbursed costs was primarily attributable to wage increases, sales growth, and the growth in the number of properties we manage.

Timeshare sales and services revenue in the first half of 2008 decreased by $108 million (13 percent) as compared to the year-ago period. The decrease primarily reflected revenue recognition of contract sales for several projects in the 2007 period that reached reportability thresholds and lower revenue from several projects with limited available inventory in 2008, as well as a decrease of $16 million in note sale gains in the first half of 2008 compared to the year-ago period. Partially offsetting these decreases in revenue in the first half of 2008 compared to the year-ago period was higher revenue associated with the Asia Pacific points program, revenue associated with projects that became reportable subsequent to the 2007 second quarter, and increased services revenue.

Operating Income

Twelve Weeks. Operating income decreased by $22 million (7 percent) to $313 million in the second quarter of 2008 from $335 million in the second quarter of 2007. The decrease in operating income reflected $45 million of lower Timeshare sales and services revenue net of direct expenses, $9 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, and $13 million of lower incentive management fees, partially offset by an increase in combined base management and franchise fees of $22 million and $23 million of lower general, administrative, and other expenses.

Timeshare sales and services revenue net of direct expenses totaled $77 million. The decline of $45 million from the year-ago quarter was largely due to $23 million of lower development revenue, net of product costs, and marketing and selling costs, $21 million of lower financing revenue net of financing expenses, and $3 million of lower services revenue net of services expenses. Lower development revenue, net of product costs and marketing and selling costs, reflected revenue recognition for several projects in the 2007 second quarter that reached reportability thresholds, lower revenue from several projects with limited available inventory in 2008, and slow demand for fractional and residential products, as well as start-up costs and low reportability in 2008 associated with newer projects that have not yet reached revenue recognition thresholds. The decrease in financing revenue net of financing costs primarily reflected lower note sales gains in the 2008 second quarter, compared to the second quarter of 2007. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information regarding our Timeshare segment.

General, administrative, and other expenses decreased by $23 million (11 percent) from $207 million in the second quarter of 2007 to $184 million in the second quarter of 2008. The second quarter of 2007 included a charge of $35 million, resulting from excise taxes associated with the settlement of issues raised during the examination by the Internal Revenue Service (“IRS”) and Department of Labor of our employee stock ownership plan (“ESOP”) feature of our Employees’ Profit Sharing, Retirement and Savings Plan and Trust (the “Plan”). Costs in the second quarter of 2008 associated with, among other things, our unit growth and development, systems improvements, and initiatives to enhance our brands globally, increased by $12 million over the second quarter of 2007. Of the $23 million decrease in total general, administrative, and other expenses, an increase of $10 million was attributable to our Lodging segments and a decrease of $33 million, primarily reflecting the 2007 ESOP settlement charge, was unallocated.

The $9 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses reflected $4 million of lower revenue in 2008 associated with a service contract that terminated at the end of the 2007 fiscal year and the impact of properties that were sold since the year-ago period. Partially offsetting the decreases was $2 million of higher branding fees in the second quarter of 2008 associated with the sale of branded residential real estate.

The combined base management and franchise fees increase of $22 million over the year-ago quarter primarily reflected RevPAR growth and unit growth. The $13 million decrease in incentive management fees in 2008 compared to the prior year reflected the recognition, in the second quarter of 2007, of $15 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until the 2007 second quarter, compared to no similar fees for the 2008 second quarter. In addition, incentive management fees included $3 million of business interruption proceeds associated with Hurricane Katrina that were received in the second quarter of 2007. The decrease in incentive management fees also reflected higher property-level wages and benefits costs and utilities costs in North America. Partially offsetting the decreases, incentive management fees from international properties increased reflecting strong demand. See the “BUSINESS SEGMENTS” discussion later in this report for additional information.

Twenty-four Weeks. Operating income decreased by $64 million (11 percent) to $508 million in the first half of 2008 from $572 million in the first half of 2007. The decrease in operating income reflected $89 million of lower Timeshare sales and services revenue net of direct expenses, $14 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, and $10 million of lower incentive management fees, partially offset by an increase in combined base management and franchise fees of $41 million and $8 million of lower general, administrative, and other expenses.

Timeshare sales and services revenue net of direct expenses totaled $90 million. The decline of $89 million from the year-ago period reflected $68 million of lower development revenue, net of product costs, and marketing and selling costs, $18 million of lower financing revenue net of financing expenses, and $3 million of lower services revenue net of services expenses. Lower development revenue, net of product costs and marketing and selling costs, primarily reflected revenue recognition for several projects in the first half of 2007 that reached reportability thresholds, lower revenue from several projects with limited available inventory in 2008, and slow demand for fractional and residential products, as well as start-up costs and low reportability in 2008 associated with newer projects that have not yet reached revenue recognition thresholds. The decrease in financing revenue net of financing costs primarily reflected lower note sale gains in 2008, compared to the year-ago period. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information regarding our Timeshare segment.

General, administrative, and other expenses decreased by $8 million (2 percent) from $354 million in the first half of 2007 to $346 million in the first half of 2008. The primary factors affecting this decrease were the $35 million charge resulting from the ESOP settlement and a $9 million reversal of reserves, both in the 2007 second quarter, which were partially offset by a $30 million increase in 2008 of expenses associated with, among other things, our unit growth and development, systems improvements, and initiatives to enhance our brands globally. Additionally, the first half of 2008 included a $4 million favorable impact associated with deferred compensation expenses, compared to an $8 million unfavorable impact in the year-ago period, both of which reflected mark-to-market valuations. Of the $8 million decrease in total general, administrative, and other expenses, an increase of $19 million was attributable to our Lodging segments and a decrease of $27 million, primarily reflecting the 2007 ESOP settlement charge, was unallocated.

The $14 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses reflected $7 million of lower revenue associated with a services contract that terminated at the end of the 2007 fiscal year, $3 million of lower affinity card endorsement revenue, $4 million of lower profits associated with one property undergoing renovation in the first half of 2008, and $4 million of lower income, primarily reflecting lower land rent. Partially offsetting the decreases were $5 million of higher branding fees in the first half of 2008 associated with the sale of branded residential real estate.

The combined base management and franchise fees increase of $41 million over the year-ago period, primarily reflected RevPAR growth and unit growth. The $10 million decrease in incentive management fees in 2008 compared to the year-ago period reflected the recognition in the first half of 2007 of $15 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until 2007 versus no similar fees for the 2008 period. In addition, incentive management fees included $3 million of business interruption proceeds associated with Hurricane Katrina that were received in the first half of 2007. The decrease in incentive management fees also reflected higher property-level wages and benefits costs and utilities costs in North America. Partially offsetting the decreases, incentive management fees from international properties increased reflecting strong demand. See the “BUSINESS SEGMENTS” discussion later in this report for additional information.

Gains and Other Income

The table below shows our gains and other income for the twelve weeks and twenty-four weeks ended June 13, 2008, and June 15, 2007:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
Gains on sales of real estate and other	$5	$5	$5	$7
Gain on forgiveness of debt	—	—	—	9
Other note sale/repayment gains	—	1	—	1
Gain on sale of joint venture and other investments	1	—	1	21
Income from cost method joint ventures	3	6	6	9

	$9	$12	$12	$47

The $9 million gain on forgiveness of debt for the first half of 2007 was associated with government incentives. The loan was forgiven in recognition of our contribution to job growth and economic development. Gain on sale of joint venture and other investments of $21 million in the first half of 2007 reflected an $11 million gain associated with the sale of stock we held and a gain totaling $10 million on the sale of one joint venture investment.

Interest Expense

Twelve Weeks. Interest expense decreased by $14 million (27 percent) to $38 million for the second quarter of 2008 compared to $52 million in the second quarter of 2007. Interest expense decreases compared to the 2007 period reflected a $2 million favorable variance to last year for higher capitalized interest associated with construction projects, and interest costs associated with various programs (including our Marriott Rewards, gift certificates, and self-insurance programs) declined by $4 million. The decline in interest on these programs that we operate on behalf of owners, was attributable to lower interest rates. Additionally, interest expense for the 2007 second quarter included a charge of $13 million for interest on the excise taxes related to the ESOP settlement as well as a $2 million write-off of deferred financing costs associated with the refinancing of our revolving credit agreement. While commercial paper balances were higher in the 2008 second quarter than the year-ago period, interest rates were lower yielding a $3 million reduction in interest expense. These favorable variances were partially offset by the impact of the Series I and Series J Senior Notes issuances, which occurred in the second half of 2007, that increased our interest expense in the 2008 second quarter by $11 million.

Twenty-four Weeks. Interest expense decreased by $5 million (6 percent) to $80 million for the first half of 2008 compared to $85 million in the first half of 2007. Interest expense decreases over the prior year reflected a charge of $13 million for interest on the excise taxes associated with the ESOP settlement in the second quarter of 2007. Although outstanding commercial paper balances were higher in the 2008 period than in the 2007 period, interest rates were lower and year-over-year interest expense was unchanged. There was also a $4 million favorable variance to last year for higher capitalized interest associated with construction projects and a $6 million decrease in interest costs associated with various programs that we operate on behalf of owners (including our Marriott Rewards, gift certificates, and self-insurance programs) as a result of lower interest rates. Additionally, our Series E Senior Notes matured in early 2008 yielding a $2 million favorable variance to the year-ago period. These favorable variances to the year-ago period were partially offset by the impact of the Series I and Series J Senior Notes issuances, which occurred in the second half of 2007, which increased our interest expense in 2008 by $21 million.

Interest Income, Provision for Loan Losses, and Income Tax

Twelve Weeks. Interest income, before the provision for loan losses, was unchanged at $9 million compared to the year-ago period.

Our tax provision increased by $11 million (9 percent) from a tax provision of $128 million in the second quarter of 2007 to a tax provision of $139 million in the second quarter of 2008 and reflected the impact of a higher tax rate in the second quarter of 2008, partially offset by the impact of lower pretax income in 2008 and $6 million of taxes in the 2007 quarter associated with additional interest on the ESOP settlement. The tax rate in the 2008 second quarter was higher than the tax rate in the year-ago quarter and primarily reflected: 1) $12 million of income tax expense in the 2008 second quarter due primarily to prior years’ tax adjustments, including a settlement with the IRS that resulted in a lower than expected refund of taxes associated with a 1995 leasing transaction; and 2) $24 million of income tax expense in the 2008 second quarter related to the tax treatment of funds received from certain foreign subsidiaries that is in ongoing discussions with the IRS.

Twenty-four Weeks. Interest income, before the provision for loan losses, increased by $2 million (11 percent) to $20 million in the first half of 2008 from $18 million in the year-ago period. The $2 million reversal of a loan loss provision in the first half of 2008 reflected the reversal of loan loss provisions totaling $5 million as two previously impaired loans were repaid to us, partially offset by a $3 million loan loss provision associated with one property. There was no loan loss provision in the first half of 2007.

Our tax provision was flat at $214 million in the first half of 2008 compared to the year-ago period and reflected lower pretax income in 2008 and $6 million of taxes in 2007 associated with additional interest on the ESOP settlement, partially offset by both a $12 million unfavorable impact associated with deferred compensation in the first half of 2008 compared to the first half of 2007 and a higher tax rate in the first half of 2008. The higher tax rate in 2008 reflected: 1) $12 million of income tax expense in the 2008 second quarter due primarily to prior years’ tax adjustments, including a settlement with the IRS that resulted in a lower than expected refund of taxes associated with a 1995 leasing transaction; and 2) $24 million of income tax expense in the 2008 second quarter related to the tax treatment of funds received from certain foreign subsidiaries that is in ongoing discussions with the IRS.

Equity in (Losses) Earnings

Twelve Weeks. Equity in earnings decreased by $2 million from losses of $1 million in the second quarter of 2007 to losses of $3 million in the second quarter of 2008 and reflected an unfavorable $9 million impact associated with tax law changes in a country in which two international joint ventures operate, partially offset by a $3 million impact associated with insurance proceeds received by one of these same joint ventures and a $3 million increase reflecting favorable reportability in the 2008 period associated with a Timeshare segment fractional and residential project in Hawaii.

Twenty-four Weeks. Equity in earnings increased by $23 million from income of $1 million in the first half of 2007 to income of $24 million in the first half of 2008 and primarily reflected $15 million of increased earnings from a joint venture which sold portfolio assets in the 2008 period and had significant associated gains, $9 million of increased earnings from another joint venture primarily reflecting insurance proceeds received by that joint venture in the first half of 2008, $5 million of increased earnings from a third joint venture attributable to favorable reportability in the 2008 period for a Timeshare segment fractional and residential project in Hawaii, and increased earnings of $3 million from several other joint ventures, partially offset by an unfavorable $9 million impact associated with tax law changes in a country in which two international joint ventures operate.

Minority Interest

Twelve Weeks. Minority interest increased by $2 million in the second quarter of 2008 from the second quarter of 2007 to a $2 million benefit. The minority interest benefit of $2 million is net of tax and reflected our partner’s share of losses totaling $3 million associated with joint ventures we consolidate net of our partner’s share of tax benefits of $1 million associated with the losses.

Twenty-four Weeks. Minority interest increased by $3 million in the first half of 2008 from the first half of 2007 to a $3 million benefit. The minority interest benefit of $3 million is net of tax and reflected our partner’s share of losses totaling $5 million associated with joint ventures we consolidate net of our partner’s share of tax benefits of $2 million associated with the losses.

Income from Continuing Operations

Twelve Weeks. Compared to the year-ago quarter, income from continuing operations decreased by $22 million (13 percent) to $153 million in the second quarter of 2008, and diluted earnings per share from continuing operations decreased by $0.02 (5 percent) to $0.41. As discussed in more detail in the preceding sections beginning with “Operating Income,” the decrease versus the prior year was due to lower Timeshare sales and services revenue net of direct expenses ($45 million), higher taxes ($11 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($9 million), lower gains and other income ($3 million), and lower equity method joint venture results ($2 million). Partially offsetting these unfavorable variances were lower general, administrative, and other expenses ($23 million), lower interest expense ($14 million), higher fee income ($9 million), and a higher minority interest benefit ($2 million).

Twenty-four Weeks. Compared to the year-ago period, income from continuing operations decreased by $64 million (19 percent) to $275 million in the first half of 2008, and diluted earnings per share from continuing operations decreased by $0.09 (11 percent) to $0.74. As discussed in more detail in the preceding sections beginning with “Operating Income,” the decrease versus the prior year was due to lower Timeshare sales and services revenue net of direct expenses ($89 million), lower gains and other income ($35 million), and lower owned, leased, corporate housing, and other revenue net of direct expenses ($14 million). Partially offsetting these unfavorable variances were higher equity investment results ($23 million), higher fee income ($31 million), lower general, administrative, and other expenses ($8 million), lower interest expense ($5 million), a higher minority interest benefit ($3 million), higher interest income ($2 million), and the reversal of loan loss provisions ($2 million).

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

•

Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Club and Residences, Grand Residences by Marriott, and Horizons by Marriott Vacation Club timeshare, fractional ownership, and residential properties worldwide.

In addition to the brands noted above, in 2007, we announced our new brand of family-friendly resorts and spas, “Nickelodeon Resorts by Marriott” and a new brand of lifestyle boutique hotels, “Edition.” As of June 13, 2008, no properties were yet open under either brand.

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

Revenues

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
North American Full-Service Segment	$1,371	$1,282	$2,678	$2,526
North American Limited-Service Segment	538	538	1,026	1,001
International Segment	399	382	751	713
Luxury Segment	403	370	790	709
Timeshare Segment	461	532	863	975

Total segment revenues	3,172	3,104	6,108	5,924
Other unallocated corporate	13	18	24	34

	$3,185	$3,122	$6,132	$5,958

Income from Continuing Operations
	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
North American Full-Service Segment	$129	$132	$224	$246
North American Limited-Service Segment	112	131	198	218
International Segment	65	59	129	109
Luxury Segment	23	18	49	29
Timeshare Segment	70	107	74	151

Total segment financial results	399	447	674	753
Other unallocated corporate	(77)	(101)	(125)	(133)
Interest expense, interest income, and provision for loan losses	(29)	(43)	(58)	(67)
Income taxes	(140)	(128)	(216)	(214)

	$153	$175	$275	$339

We allocate net minority interest in losses of consolidated subsidiaries to our segments. Accordingly, as of June 13, 2008, we allocated net minority interest in losses of consolidated subsidiaries as reflected in our Condensed Consolidated Statements of Income as shown in the following table:

Minority Interest

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
International Segment	$(1)	$—	$(1)	$—
Timeshare Segment	4	—	6	—

Total segment minority interest	3	—	5	—
Provision for income taxes	(1)	—	(2)	—

	$2	$—	$3	$—

Equity in Earnings (Losses) of Equity Method Investees

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
North American Full-Service Segment	$1	$1	$1	$1
North American Limited-Service Segment	1	1	1	1
International Segment	(6)	—	1	2
Luxury Segment	—	(2)	—	(2)
Timeshare Segment	2	(1)	7	(1)

Total segment equity in earnings	(2)	(1)	10	1
Other unallocated corporate	(1)	—	14	—

	$(3)	$(1)	$24	$1

Assets

	At Period End
($ in millions)	June 13, 2008	December 28, 2007
North American Full-Service Segment	$1,413	$1,322
North American Limited-Service Segment	478	486
International Segment	835	855
Luxury Segment	823	748
Timeshare Segment	3,362	3,142

Total segment assets	6,911	6,553
Other unallocated corporate	2,098	2,336
Discontinued operations	3	53

	$9,012	$8,942

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

Twelve Weeks. We added 213 properties (32,555 rooms) and 50 properties (9,371 rooms) exited the system since the end of the 2007 second quarter, not including residential products. We also added eight residential properties (825 units) since the end of the 2007 second quarter.

Total segment financial results decreased by $48 million (11 percent) to $399 million for the second quarter of 2008 from $447 million in the year-ago quarter, and total segment revenues increased by $68 million to $3,172 million for the second quarter of 2008, a 2 percent increase from revenues of $3,104 million in the second quarter of 2007, with international, luxury, and full-service properties experiencing stronger demand than limited-service properties. The increase in revenues included a $112 million increase in cost reimbursements revenue, which does not impact operating income or net income. The results, compared to the year-ago quarter, reflected a $22 million (9 percent) increase in combined base management and franchise fees from $249 million in the 2007 second quarter to $271 million in the 2008 second quarter and a $3 million increase in minority interest benefit. Partially offsetting these favorable variances was a decrease of $45 million in Timeshare sales and services revenue net of direct expenses, a decrease of $13 million in incentive management fees, a $10 million increase in general, administrative, and other expenses, a decrease of $3 million in owned, leased, corporate housing, and other revenue net of direct expenses, a decrease of $1 million in gains and other income, and a $1 million decrease in earnings associated with equity investments.

Higher RevPAR for comparable rooms, resulting from both domestic and international rate increases and new unit growth, drove the increase in base management and franchise fees. Compared to the second quarter of 2007, incentive management fees decreased by $13 million (11 percent) in the 2008 second quarter and reflected the recognition in the 2007 period of $15 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until the 2007 second quarter. In the second quarter of 2008, 58 percent of our managed properties paid incentive management fees to us versus 63 percent in the year-ago quarter.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased, and managed properties, for comparable North American properties increased by 1.2 percent and RevPAR for our comparable North American company-operated properties increased by 1.4 percent.

Systemwide RevPAR for comparable international properties increased by 7.5 percent, and RevPAR for comparable international company-operated properties increased by 7.2 percent. Worldwide RevPAR for comparable systemwide properties increased by 2.6 percent (4.2 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased by 3.2 percent (5.6 percent using actual dollars).

Compared to the year-ago quarter, worldwide comparable company-operated house profit margins for the 2008 second quarter were flat, reflecting strong RevPAR associated with international properties and cost control at properties located in the United States. North American company-operated house profit margins declined by 70 basis points reflecting modest RevPAR improvement and significant cost controls at most properties, more than offset by the impact of decreased demand and higher operating costs including those associated with wages and benefits and utilities. For the second quarter of 2008, house profit per available room (“HP-PAR”) at our full-service managed properties in North America increased by 2.5 percent. HP-PAR at our North American limited-service managed properties decreased by 2.5 percent, and worldwide HP-PAR for all our brands increased by 3.6 percent on a constant U.S. dollar basis.

Twenty-four Weeks. Total segment financial results decreased by $79 million (10 percent) to $674 million in the first half of 2008 from $753 million in the year-ago period, and total segment revenues increased by $184 million to $6,108 million for the first half of 2008, a 3 percent increase from revenues of $5,924 million for the first half of 2007, with international, luxury, and full-service properties experiencing stronger demand than limited-service properties. The increase in revenues included a $224 million increase in cost reimbursements revenue, which does not impact operating income or net income. The results, compared to the year-ago period, reflected a $41 million (9 percent) increase in combined base management and franchise fees from $474 million in the first half of 2007 to $515 million for the first half of 2008, a $9 million increase in earnings associated with equity investments, and a $5 million increase in minority interest benefit. Partially offsetting these favorable variances was a decrease of $89 million in Timeshare sales and services revenue net of direct expenses, $19 million of increased general, administrative, and other expenses, a decrease of $13 million in gains and other income, $10 million of lower incentive management fees, and a decrease of $3 million in owned, leased, corporate housing, and other revenue net of direct expenses.

Higher RevPAR for comparable rooms, resulting from both domestic and international rate increases and new unit growth, drove the increase in base management and franchise fees. Compared to the first half of 2007, incentive management fees decreased by $10 million (5 percent) in the first half of 2008 and reflected the recognition in the 2007 period of $15 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until 2007. In the first half of 2008, 60 percent of our managed properties paid incentive management fees to us versus 65 percent in the year-ago period.

Systemwide RevPAR for comparable North American properties increased by 1.6 percent and RevPAR for our comparable North American company-operated properties increased by 1.8 percent.

Systemwide RevPAR for comparable international properties increased by 8.6 percent, and RevPAR for comparable international company-operated properties increased by 8.7 percent. Worldwide RevPAR for comparable systemwide properties increased by 2.9 percent (4.3 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased by 3.7 percent (5.7 percent using actual dollars).

Compared to the year-ago period, worldwide comparable company-operated house profit margins for the first half of 2008 increased by 20 basis points, reflecting strong RevPAR associated with international properties and cost control at properties located in the United States. North American company-operated house profit margins declined by 70 basis points reflecting modest RevPAR improvement and significant cost controls at most properties, more than offset by the impact of decreased demand and higher operating costs, including those associated with wages and benefits and utilities. For the first half of 2008, HP-PAR at our full-service managed properties in North America increased by 2.2 percent. HP-PAR at our North American limited-service managed properties decreased by 1.9 percent, and worldwide HP-PAR for all our brands increased by 4.5 percent on a constant U.S. dollar basis.

Summary of Properties by Brand

We opened 61 lodging properties (9,482 rooms) during the second quarter of 2008, while 11 properties (2,392 rooms) exited the system, increasing our total properties to 3,069 (544,811 rooms) inclusive of 25 home and condominium products (2,332 units) for which we manage the related owners’ associations. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include Marriott Conference Centers and JW Marriott Hotels & Resorts. References to Renaissance Hotels & Resorts include Renaissance ClubSport, and references to Fairfield Inn include Fairfield Inn & Suites.

The table below shows properties we operated or franchised, by brand, as of June 13, 2008 (excluding 2,225 corporate housing rental units associated with our ExecuStay brand):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations

Marriott Hotels & Resorts	146	74,084	169	51,282
Marriott Conference Centers	13	3,476	—	—
JW Marriott Hotels & Resorts	11	6,736	5	1,552
Renaissance Hotels & Resorts	38	16,865	37	10,681
Renaissance ClubSport	—	—	1	175
The Ritz-Carlton	36	11,437	—	—
The Ritz-Carlton-Residential (1)	19	1,938	—	—
Courtyard	275	42,845	433	56,056
Fairfield Inn	2	855	534	46,717
SpringHill Suites	25	3,817	170	18,901
Residence Inn	133	18,250	401	45,593
TownePlace Suites	34	3,661	118	11,534
Marriott Vacation Club (2)	38	9,110	—	—
The Ritz-Carlton Club-Fractional (2)	5	283	—	—
The Ritz-Carlton Club-Residential (1), (2)	2	138	—	—
Grand Residences by Marriott-Fractional (2)	1	199	—	—
Grand Residences by Marriott-Residential (1), (2)	1	65	—	—
Horizons by Marriott Vacation Club (2)	2	444	—	—

Non-U.S. Locations

Marriott Hotels & Resorts	123	34,264	34	9,951
JW Marriott Hotels & Resorts	21	8,181	1	61
Renaissance Hotels & Resorts	50	16,827	14	4,291
The Ritz-Carlton	33	10,171	—	—
The Ritz-Carlton-Residential (1)	2	184	—	—
The Ritz-Carlton Serviced Apartments	2	387	—	—
Bulgari Hotels & Resorts	2	117	—	—
Marriott Executive Apartments	18	2,930	1	99
Courtyard	35	7,547	42	7,029
Fairfield Inn	—	—	9	1,111
SpringHill Suites	—	—	1	124
Residence Inn	1	190	17	2,421
Marriott Vacation Club (2)	10	2,071	—	—
The Ritz-Carlton Club-Fractional (2)	2	105	—	—
The Ritz-Carlton Club-Residential (1), (2)	1	7	—	—
Grand Residences by Marriott-Fractional (2)	1	49	—	—

Total	1,082	277,233	1,987	267,578

(1)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.
(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

Total Lodging Products by Segment

At June 13, 2008, we operated or franchised the following properties by segment (excluding 2,225 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging Products
	Properties			Rooms
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	311	12	323	122,599	4,556	127,155
Marriott Conference Centers	13	—	13	3,476	—	3,476
JW Marriott Hotels & Resorts	15	—	15	7,901	—	7,901
Renaissance Hotels & Resorts	75	3	78	27,546	1,034	28,580
Renaissance ClubSport	1	—	1	175	—	175

	415	15	430	161,697	5,590	167,287

North American Limited-Service Lodging Segment (1)
Courtyard	708	16	724	98,901	2,847	101,748
Fairfield Inn	536	8	544	47,572	903	48,475
SpringHill Suites	195	1	196	22,718	124	22,842
Residence Inn	534	17	551	63,843	2,536	66,379
TownePlace Suites	152	—	152	15,195	—	15,195

	2,125	42	2,167	248,229	6,410	254,639

International Lodging Segment (1)
Marriott Hotels & Resorts	4	145	149	2,767	39,659	42,426
JW Marriott Hotels & Resorts	1	22	23	387	8,242	8,629
Renaissance Hotels & Resorts	—	61	61	—	20,084	20,084
Courtyard	—	61	61	—	11,729	11,729
Fairfield Inn	—	1	1	—	208	208
Residence Inn	—	1	1	—	75	75
Marriott Executive Apartments	—	19	19	—	3,029	3,029

	5	310	315	3,154	83,026	86,180

Luxury Lodging Segment
The Ritz-Carlton	36	33	69	11,437	10,171	21,608
Bulgari Hotels & Resorts	—	2	2	—	117	117
The Ritz-Carlton-Residential (2)	19	2	21	1,938	184	2,122
The Ritz-Carlton Serviced Apartments	—	2	2	—	387	387

	55	39	94	13,375	10,859	24,234

Timeshare Lodging Segment (3)
Marriott Vacation Club	38	10	48	9,110	2,071	11,181
The Ritz-Carlton Club-Fractional	5	2	7	283	105	388
The Ritz-Carlton Club-Residential (2)	2	1	3	138	7	145
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Grand Residences by Marriot-Residential (1), (2)	1	—	1	65	—	65
Horizons by Marriott Vacation Club	2	—	2	444	—	444

	49	14	63	10,239	2,232	12,471

Total	2,649	420	3,069	436,694	108,117	544,811

(1)	North American includes properties located in the continental United States and Canada. International includes properties located outside the continental United States and Canada.
(2)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.
(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

The following table provides additional detail, by brand, as of June 13, 2008, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	48	26
The Ritz-Carlton Club and Residences	7	5
Grand Residences by Marriott and Residences	3	3
Horizons by Marriott Vacation Club	2	2

Joint Ventures
The Ritz-Carlton Club and Residences	3	3

Total	63	39

(1)	Includes products that are in active sales as well as those that are sold out. Residential products are included once they possess a certificate of occupancy.
(2)	Products in active sales may not be ready for occupancy.

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

The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twelve weeks ended June 13, 2008, include the period from March 22, 2008, through June 13, 2008, and the statistics for the twelve weeks ended June 15, 2007, include the period from March 24, 2007, through June 15, 2007, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes the period from March 1 through the end of May). The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twenty-four weeks ended June 13, 2008, include the period from December 29, 2007, through June 13, 2008, and the statistics for the twenty-four weeks ended June 15, 2007, include the period from December 30, 2006, through June 15, 2007 (except in each case for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes the period from January 1 through the end of May).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended June 13, 2008	Change vs. 2007		Twelve Weeks Ended June 13, 2008	Change vs. 2007
Marriott Hotels & Resorts (2)
Occupancy	75.9%	-0.3%	pts.	72.8%	-0.8%	pts.
Average Daily Rate	$184.10	3.2%		$168.07	3.3%
RevPAR	$139.67	2.7%		$122.37	2.2%

Renaissance Hotels & Resorts
Occupancy	74.7%	0.2%	pts.	73.5%	-0.3%	pts.
Average Daily Rate	$176.46	1.2%		$162.15	1.7%
RevPAR	$131.75	1.5%		$119.24	1.3%

Composite North American Full-Service (3)
Occupancy	75.7%	-0.2%	pts.	72.9%	-0.7%	pts.
Average Daily Rate	$182.79	2.9%		$167.12	3.1%
RevPAR	$138.29	2.5%		$121.87	2.1%

The Ritz-Carlton North America
Occupancy	76.3%	0.5%	pts.	76.3%	0.5%	pts.
Average Daily Rate	$363.32	0.4%		$363.32	0.4%
RevPAR	$277.21	1.1%		$277.21	1.1%

Composite North American Full-Service and Luxury (4)
Occupancy	75.7%	-0.2%	pts.	73.1%	-0.7%	pts.
Average Daily Rate	$200.45	2.5%		$178.79	2.8%
RevPAR	$151.78	2.3%		$130.73	1.9%

Residence Inn
Occupancy	79.3%	-1.1%	pts.	79.1%	-0.8%	pts.
Average Daily Rate	$127.69	1.9%		$127.00	2.8%
RevPAR	$101.22	0.5%		$100.50	1.8%

Courtyard
Occupancy	72.7%	-1.2%	pts.	73.6%	-1.2%	pts.
Average Daily Rate	$131.44	1.2%		$129.21	2.5%
RevPAR	$95.51	-0.4%		$95.05	0.8%

Fairfield Inn
Occupancy	nm	nm		70.8%	-3.5%	pts.
Average Daily Rate	nm	nm		$92.79	3.6%
RevPAR	nm	nm		$65.69	-1.2%

TownePlace Suites
Occupancy	71.6%	-5.9%	pts.	73.5%	-2.6%	pts.
Average Daily Rate	$87.14	1.3%		$88.98	1.7%
RevPAR	$62.38	-6.4%		$65.42	-1.8%

SpringHill Suites
Occupancy	76.6%	-0.5%	pts.	73.9%	-2.5%	pts.
Average Daily Rate	$110.82	1.7%		$110.40	2.0%
RevPAR	$84.91	1.1%		$81.62	-1.3%

Composite North American Limited-Service (5)
Occupancy	74.7%	-1.3%	pts.	74.5%	-1.7%	pts.
Average Daily Rate	$126.45	1.5%		$118.22	2.8%
RevPAR	$94.44	-0.3%		$88.09	0.5%

Composite North American (6)
Occupancy	75.3%	-0.7%	pts.	74.0%	-1.3%	pts.
Average Daily Rate	$168.22	2.3%		$141.79	3.0%
RevPAR	$126.61	1.4%		$104.87	1.2%

(1)	Statistics are for the twelve weeks ended June 13, 2008, and June 15, 2007, except for Ritz-Carlton for which the statistics are for the three months ended May 31, 2008, and May 31, 2007.
(2)	Marriott Hotels & Resorts includes JW Marriott Hotels & Resorts.
(3)	Composite North American Full-Service statistics include Marriott Hotels & Resorts and Renaissance Hotels & Resorts properties located in the continental United States and Canada.
(4)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Ritz-Carlton.
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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended May 31, 2008	Change vs. 2007		Three Months Ended May 31, 2008	Change vs. 2007
Caribbean and Latin America (2)
Occupancy	78.1%	0.5%	pts.	74.2%	-0.9%	pts.
Average Daily Rate	$203.49	7.3%		$186.62	6.3%
RevPAR	$159.01	8.0%		$138.46	5.0%

Continental Europe (2)
Occupancy	73.2%	-2.5%	pts.	71.7%	-0.5%	pts.
Average Daily Rate	$214.52	8.1%		$218.84	9.4%
RevPAR	$157.12	4.6%		$157.01	8.6%

United Kingdom (2)
Occupancy	76.1%	-0.5%	pts.	75.5%	-0.5%	pts.
Average Daily Rate	$185.57	3.6%		$184.03	3.6%
RevPAR	$141.23	2.9%		$138.99	2.9%

Middle East and Africa (2)
Occupancy	83.1%	6.7%	pts.	83.1%	6.7%	pts.
Average Daily Rate	$174.69	12.3%		$174.69	12.3%
RevPAR	$145.16	22.2%		$145.16	22.2%

Asia Pacific (2), (3)
Occupancy	74.5%	0.4%	pts.	74.5%	-0.4%	pts.
Average Daily Rate	$160.89	4.8%		$161.46	4.6%
RevPAR	$119.87	5.4%		$120.34	4.1%

Regional Composite (4), (5)
Occupancy	75.8%	—%	pts.	74.5%	—%	pts.
Average Daily Rate	$189.06	6.5%		$188.58	6.9%
RevPAR	$143.24	6.5%		$140.41	6.9%

International Luxury (6)
Occupancy	75.3%	0.7%	pts.	75.3%	0.7%	pts.
Average Daily Rate	$343.05	9.1%		$343.05	9.1%
RevPAR	$258.37	10.2%		$258.37	10.2%

Total International (7)
Occupancy	75.7%	0.1%	pts.	74.5%	0.1%	pts.
Average Daily Rate	$206.33	7.1%		$202.87	7.3%
RevPAR	$156.22	7.2%		$151.21	7.5%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for March 1 through the end of May. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2007 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard properties located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard.
(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts.
(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended May 31, 2008	Change vs. 2007		Three Months Ended May 31, 2008	Change vs. 2007
Composite Luxury (2)
Occupancy	75.9%	0.6%	pts.	75.9%	0.6%	pts.
Average Daily Rate	$354.33	3.9%		$354.33	3.9%
RevPAR	$268.79	4.8%		$268.79	4.8%

Total Worldwide (3)
Occupancy	75.4%	-0.5%	pts.	74.1%	-1.1%	pts.
Average Daily Rate	$178.96	3.9%		$151.95	4.0%
RevPAR	$134.92	3.2%		$112.53	2.6%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for May 1 through the end of May. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2007 was on a constant dollar basis.

(2)	Composite Luxury includes worldwide properties for The Ritz-Carlton and Bulgari Hotels & Resorts.
(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the twelve weeks ended June 13, 2008, and June 15, 2007. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the three months ended May 31, 2008, and May 31, 2007.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twenty-Four Weeks Ended June 13, 2008	Change vs. 2007		Twenty-Four Weeks Ended June 13, 2008	Change vs. 2007
Marriott Hotels & Resorts (2)
Occupancy	71.8%	-0.8%	pts.	69.3%	-1.2%	pts.
Average Daily Rate	$182.85	3.6%		$167.84	3.6%
RevPAR	$131.25	2.5%		$116.25	1.9%

Renaissance Hotels & Resorts
Occupancy	71.8%	0.2%	pts.	70.6%	-0.3%	pts.
Average Daily Rate	$174.18	2.0%		$161.08	2.1%
RevPAR	$125.02	2.3%		$113.74	1.7%

Composite North American Full-Service (3)
Occupancy	71.8%	-0.6%	pts.	69.5%	-1.0%	pts.
Average Daily Rate	$181.34	3.3%		$166.74	3.3%
RevPAR	$130.17	2.4%		$115.85	1.8%

The Ritz-Carlton North America
Occupancy	74.1%	0.9%	pts.	74.1%	0.9%	pts.
Average Daily Rate	$364.76	0.9%		$364.76	0.9%
RevPAR	$270.34	2.2%		$270.34	2.2%

Composite North American Full-Service and Luxury (4)
Occupancy	72.0%	-0.5%	pts.	69.7%	-0.9%	pts.
Average Daily Rate	$196.75	3.1%		$176.80	3.3%
RevPAR	$141.61	2.4%		$123.23	1.9%

Residence Inn
Occupancy	75.6%	-0.7%	pts.	75.9%	-0.7%	pts.
Average Daily Rate	$128.26	2.0%		$127.07	3.1%
RevPAR	$96.98	1.0%		$96.40	2.2%

Courtyard
Occupancy	68.7%	-0.8%	pts.	69.5%	-1.0%	pts.
Average Daily Rate	$131.90	1.5%		$128.94	2.7%
RevPAR	$90.60	0.3%		$89.63	1.3%

Fairfield Inn
Occupancy	nm	nm		66.6%	-2.5%	pts.
Average Daily Rate	nm	nm		$92.61	4.5%
RevPAR	nm	nm		$61.70	0.8%

TownePlace Suites
Occupancy	68.3%	-4.5%	pts.	70.2%	-1.9%	pts.
Average Daily Rate	$88.53	2.4%		$89.89	1.9%
RevPAR	$60.49	-3.9%		$63.12	-0.7%

SpringHill Suites
Occupancy	71.7%	0.7%	pts.	70.6%	-1.5%	pts.
Average Daily Rate	$112.06	2.1%		$111.11	2.7%
RevPAR	$80.38	3.1%		$78.41	0.6%

Composite North American Limited-Service (5)
Occupancy	70.8%	-0.9%	pts.	70.7%	-1.3%	pts.
Average Daily Rate	$127.08	1.8%		$118.23	3.2%
RevPAR	$89.97	0.5%		$83.64	1.3%

Composite North American (6)
Occupancy	71.5%	-0.7%	pts.	70.3%	-1.1%	pts.
Average Daily Rate	$166.16	2.7%		$140.89	3.3%
RevPAR	$118.72	1.8%		$99.09	1.6%

(1)	Statistics are for the twenty-four weeks ended June 13, 2008, and June 15, 2007, except for Ritz-Carlton for which the statistics are for the five months ended May 31, 2008, and May 31, 2007.
(2)	Marriott Hotels & Resorts includes JW Marriott Hotels & Resorts.
(3)	Composite North American Full-Service statistics include Marriott Hotels & Resorts and Renaissance Hotels & Resorts properties located in the continental United States and Canada.
(4)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Ritz-Carlton.
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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Five Months Ended May 31, 2008	Change vs. 2007		Five Months Ended May 31, 2008	Change vs. 2007
Caribbean and Latin America (2)
Occupancy	77.9%	1.7%	pts.	72.5%	—%	pts.
Average Daily Rate	$206.63	7.9%		$189.32	6.8%
RevPAR	$160.87	10.3%		$137.31	6.8%

Continental Europe (2)
Occupancy	69.6%	-1.0%	pts.	67.9%	0.8%	pts.
Average Daily Rate	$206.03	8.3%		$208.90	8.9%
RevPAR	$143.42	6.7%		$141.82	10.1%

United Kingdom (2)
Occupancy	72.8%	-1.3%	pts.	72.2%	-1.3%	pts.
Average Daily Rate	$185.67	4.2%		$184.12	4.1%
RevPAR	$135.23	2.3%		$132.99	2.2%

Middle East and Africa (2)
Occupancy	80.0%	4.9%	pts.	80.0%	4.9%	pts.
Average Daily Rate	$174.15	11.7%		$174.15	11.7%
RevPAR	$139.25	19.0%		$139.25	19.0%

Asia Pacific (2), (3)
Occupancy	73.9%	0.4%	pts.	73.3%	-0.5%	pts.
Average Daily Rate	$162.17	6.4%		$162.32	5.8%
RevPAR	$119.83	7.1%		$119.06	5.1%

Regional Composite (4), (5)
Occupancy	73.6%	0.3%	pts.	71.9%	0.3%	pts.
Average Daily Rate	$187.20	7.3%		$185.94	7.3%
RevPAR	$137.81	7.7%		$133.72	7.7%

International Luxury (6)
Occupancy	74.1%	3.1%	pts.	74.1%	3.1%	pts.
Average Daily Rate	$334.81	8.1%		$334.81	8.1%
RevPAR	$248.19	12.9%		$248.91	12.9%

Total International (7)
Occupancy	73.7%	0.6%	pts.	72.1%	0.6%	pts.
Average Daily Rate	$203.95	7.8%		$199.91	7.7%
RevPAR	$150.26	8.7%		$144.17	8.6%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through the end of May. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2007 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard properties located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard.
(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts.
(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Five Months Ended May 31, 2008	Change vs. 2007		Five Months Ended May 31, 2008	Change vs. 2007
Composite Luxury (2)
Occupancy	74.1%	1.9%	pts.	74.1%	1.9%	pts.
Average Daily Rate	$351.37	3.7%		$351.37	3.7%
RevPAR	$260.44	6.4%		$260.44	6.4%

Total Worldwide (3)
Occupancy	72.0%	-0.3%	pts.	70.6%	-0.9%	pts.
Average Daily Rate	$175.65	4.2%		$149.43	4.2%
RevPAR	$126.47	3.7%		$105.48	2.9%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through the end of May. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2007 was on a constant dollar basis.

(2)	Composite Luxury includes worldwide properties for The Ritz-Carlton and Bulgari Hotels & Resorts.
(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the twenty-four weeks ended June 13, 2008, and June 15, 2007. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the five months ended May 31, 2008, and May 31, 2007.

North American Full-Service Lodging includes Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Renaissance ClubSport.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007	Change 2008/2007	June 13, 2008	June 15, 2007	Change 2008/2007
Segment revenues	$1,371	$1,282	7%	$2,678	$2,526	6%

Segment results	$129	$132	-2%	$224	$246	-9%

Since the second quarter of 2007, across our North American Full-Service Lodging segment we added 12 properties (4,175 rooms) and two properties (459 rooms) left the system.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated North American full-service properties increased by 2.5 percent to $138.29, occupancy decreased by 0.2 percentage points to 75.7 percent, and average daily rates increased by 2.9 percent to $182.79.

The $3 million decrease in segment results, compared to the year-ago quarter, primarily reflected a $7 million decrease in owned, leased, and other revenue net of direct expenses and a $2 million decrease in incentive management fees, partially offset by a $2 million decrease in general, administrative, and other expenses and a $5 million increase in base management and franchise fees.

The $5 million increase in base management and franchise fees was largely due to stronger RevPAR and unit growth. The $2 million decrease in incentive management fees was largely due to the recognition in the 2007 quarter of $3 million of business interruption insurance proceeds associated with Hurricane Katrina.

Owned, leased, and other revenue net of direct expenses decreased by $7 million and primarily reflected $3 million of lower contract termination fees received, the sale of one property, and the impact of one property undergoing renovation.

Cost reimbursements revenue and expenses associated with our North American Full-Service segment properties totaled $1,185 million compared to $1,100 million in the year-ago quarter.

Twenty-four Weeks. Compared to the year-ago period, RevPAR for comparable company-operated North American full-service properties increased by 2.4 percent to $130.17, occupancy decreased by 0.6 percentage points to 71.8 percent, and average daily rates increased by 3.3 percent to $181.34.

The $22 million decrease in segment results, compared to the first half of 2007, primarily reflected an $18 million decrease in owned, leased, and other revenue net of direct expenses, a $5 million decrease in gains and other income, and a $5 million decrease in incentive management fees, partially offset by a $7 million increase in base management and franchise fees.

The $7 million increase in base management and franchise fees was largely due to stronger RevPAR and unit growth. The $5 million decrease in incentive management fees was largely due to the recognition, in the first half of 2007, of business interruption insurance proceeds totaling $3 million associated with Hurricane Katrina.

Owned, leased, and other revenue net of direct expenses decreased by $18 million and primarily reflected an unfavorable $3 million impact associated with one property sold since the first half of 2007, an unfavorable $4 million impact associated with one property undergoing renovations in the first half of 2008, $3 million of losses associated with a new property, which opened in the first half of 2008, $3 million of lower contract termination fees received, and $2 million of lower land rent income.

Gains and other income was $5 million lower in the first half of 2008, compared to the first half of 2007, and primarily reflected a loss associated with one property that was sold in the 2008 first half.

Cost reimbursements revenue and expenses associated with our North American Full-Service segment properties totaled $2,334 million compared to $2,182 million in the year-ago period.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007	Change 2008/2007	June 13, 2008	June 15, 2007	Change 2008/2007
Segment revenues	$538	$538	—%	$1,026	$1,001	2%

Segment results	$112	$131	-15%	$198	$218	-9%

Since the second quarter of 2007, across our North American Limited-Service Lodging segment we added 169 properties (19,803 rooms) and 20 properties (2,287 rooms) left the system. The properties that left the system were mainly older properties associated with our Fairfield Inn brand.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated North American limited-service properties decreased by 0.3 percent to $94.44, occupancy decreased by 1.3 percentage points to 74.7 percent, and average daily rates increased by 1.5 percent to $126.45.

The $19 million decrease in segment results, compared to the second quarter of 2007, primarily reflected $21 million of lower incentive management fees and $2 million of lower gains and other income, partially offset by a $6 million increase in franchise fees.

The $6 million increase in franchise fees was largely due to unit growth. The $21 million decrease in incentive management fees was largely due to lower property-level revenue and property-level margins and the recognition, in the 2007 second quarter, of $15 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until 2007.

Cost reimbursements revenue and expenses associated with our North American Limited-Service segment properties totaled $360 million compared to $344 million in the year-ago quarter.

Twenty-four Weeks. Compared to the year-ago period, RevPAR for comparable company-operated North American limited-service properties increased by 0.5 percent to $89.97, occupancy decreased by 0.9 percentage points to 70.8 percent, and average daily rates increased by 1.8 percent to $127.08.

The $20 million decrease in segment results, compared to the first half of 2007, reflected $6 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, $23 million of lower incentive management fees, $2 million of higher general, administrative, and other expenses, and $2 million of lower gains and other income, partially offset by a $13 million increase in base management and franchise fees.

The $13 million increase in base management and franchise fees was largely due to unit growth. The $23 million decrease in incentive management fees was largely due to lower revenue and property-level margins and the recognition, in the first half 2007, of $15 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until 2007.

The $6 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected $3 million of franchise agreement termination fees received in the first half of 2007, which were associated with eight Fairfield Inn properties that left our system, and lower revenue and margins at leased properties.

Cost reimbursements revenue and expenses associated with our North American Limited-Service segment properties totaled $706 million compared to $666 million in the year-ago period.

International Lodging includes International Marriott Hotels & Resorts, International JW Marriott Hotels & Resorts, International Renaissance Hotels & Resorts, International Courtyard, International Fairfield Inn, International Residence Inn, and Marriott Executive Apartments.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007	Change 2008/2007	June 13, 2008	June 15, 2007	Change 2008/2007
Segment revenues	$399	$382	4%	$751	$713	5%

Segment results	$65	$59	10%	$129	$109	18%

Since the second quarter of 2007, across our International Lodging segment we added 20 properties (5,150 rooms) and 26 properties (6,017 rooms) left the system. The properties that left the system largely left due to quality issues.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated international properties increased by 6.5 percent to $143.24, occupancy was unchanged at 75.8 percent, and average daily rates increased by 6.5 percent to $189.06. Results for our international operations were strong across many regions. The Middle East, Central and Southeast Asia, and South America all had particularly strong RevPAR increases, compared to the year-ago quarter.

The $6 million increase in segment results in the second quarter of 2008, compared to the year-ago quarter, primarily reflected a $14 million increase in base management, franchise, and incentive management fees and a $4 million increase in gains and other income, partially offset by a $6 million decrease in joint venture equity earnings and a $5 million increase in general, administrative, and other expenses.

The increase in fees was largely due to higher RevPAR, driven by rate increases, unit growth and productivity improvements, which increased property-level margins and incentive management fees. The $6 million decrease in joint venture equity results primarily reflected an unfavorable $9 million impact associated with tax law changes in a country in which two joint ventures operate. The $5 million increase in general, administrative, and other expenses reflected costs associated with unit growth and development.

Cost reimbursements revenue and expenses associated with our International segment properties totaled $173 million compared to $175 million in the year-ago quarter.

Twenty-four Weeks. Compared to the year-ago period, RevPAR for comparable company-operated international properties increased by 7.7 percent to $137.81, occupancy increased by 0.3 percentage points to 73.6 percent, and average daily rates increased by 7.3 percent to $187.20. Results for our international operations were strong across many regions. The Middle East, Central and Southeast Asia, South America, and Eastern and Western Europe all had particularly strong RevPAR increases, compared to the year-ago period.

The $20 million increase in segment results in the first half of 2008, compared to the year-ago period, primarily reflected a $28 million increase in base management, franchise, and incentive management fees and a $3 million increase in owned, leased, and other revenue net of direct expenses, partially offset by a $4 million decrease in gains and other income and an increase of $5 million in general, administrative, and other expenses.

The increase in fees was largely due to higher RevPAR, driven by rate increases, unit growth and productivity improvements, which increased property-level margins and incentive management fees. The $3 million increase in owned, leased, and other revenue net of direct expenses primarily reflected increased termination fees received in the first half of 2008. Joint venture equity results were lower than the year-ago period by $1 million reflecting an unfavorable $9 million impact associated with tax law changes in a country in which two joint ventures operate, offset by a $9 million impact associated with insurance proceeds received by one of those same joint ventures.

The $4 million decrease in gains and other income in the first half of 2008, compared to the first half of 2007, reflected a $10 million gain in 2007 associated with the sale of a joint venture, partially offset by the recognition of gains totaling $5 million in 2008. The $5 million increase in general, administrative, and other expenses reflected costs associated with unit growth and development.

Cost reimbursements revenue and expenses associated with our International segment properties totaled $332 million compared to $329 million in the year-ago period.

Luxury Lodging includes The Ritz-Carlton and Bulgari Hotels & Resorts.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007	Change 2008/2007	June 13, 2008	June 15, 2007	Change 2008/2007
Segment revenues	$403	$370	9%	$790	$709	11%

Segment results	$23	$18	28%	$49	$29	69%

Since the second quarter of 2007, across our Luxury Lodging segment we added 10 properties (2,802 rooms) and two properties (608 rooms) left the system. In addition, we added six residential products (697 units) since the 2007 second quarter.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated luxury properties increased by 4.8 percent to $268.79, occupancy increased by 0.6 percentage points to 75.9 percent, and average daily rates increased by 3.9 percent to $354.33.

The $5 million increase in segment results, compared to the second quarter of 2007, reflected a $5 million increase in base management and incentive management fees and $5 million of higher owned, leased, and other revenue net of direct expenses, partially offset by $5 million of increased general, administrative, and other expenses.

The increase in fees over the year-ago quarter reflected new properties added to the system and stronger RevPAR driven by rate increases. The $5 million increase in owned, leased, and other revenue net of direct expenses reflected $2 million of improved results in 2008 at one property that was being renovated in 2007 and $2 million of increased branding fees. The $5 million increase in general, administrative, and other expenses reflected costs associated with unit growth and development.

Cost reimbursement revenue and expenses associated with our Luxury segment properties totaled $325 million compared to $304 million in the year-ago quarter.

Twenty-four Weeks. Compared to the year-ago period, RevPAR for comparable company-operated luxury properties increased by 6.4 percent to $260.44, occupancy increased by 1.9 percentage points to 74.1 percent, and average daily rates increased by 3.7 percent to $351.37.

The $20 million increase in segment results, compared to the first half of 2007, reflected an $8 million increase in base management and incentive management fees and $18 million of higher owned, leased, and other revenue net of direct expenses, partially offset by $6 million of increased general, administrative, and other expenses. The increase in fees over the year-ago period reflected stronger RevPAR driven by rate increases and new properties added to the system.

The $18 million increase in owned, leased, and other revenue net of direct expenses reflected charges totaling $4 million in the first half of 2007 for depreciation expense associated with one property that was reclassified as “held and used,” as the property no longer satisfied the criteria to be classified as “held for sale,” $5 million of improved results in 2008 at that same property which was being renovated in the first half of 2007, and $5 million of increased branding fees. The remaining increase primarily reflected the mix of owned and leased properties in the first half of 2008, compared to the first half of 2007. The $6 million increase in general, administrative, and other expenses reflected costs associated with unit growth and development.

Cost reimbursement revenue and expenses associated with our Luxury segment properties totaled $639 million compared to $603 million in the year-ago period.

Timeshare includes Marriott Vacation Club, The Ritz-Carlton Club and Residences, Grand Residences by Marriott, and Horizons by Marriott Vacation Club.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007	Change 2008/2007	June 13, 2008	June 15, 2007	Change 2008/2007
Segment Revenues
Segment revenues	$461	$532	-13%	$863	$975	-11%

Segment Results
Base fee revenue	$12	$10		$23	$20
Timeshare sales and services, net	77	122		90	179
Joint venture equity earnings	2	(1)		7	(1)
Minority interest	4	—		6	—
General, administrative, and other expense	(25)	(24)		(52)	(47)

Segment results	$70	$107	-35%	$74	$151	-51%

Sales and Services Revenue
Development	$252	$303		$457	$567
Services	79	72		163	148
Financing	49	69		76	92
Other revenue	8	9		18	15

Sales and services revenue	$388	$453	-14%	$714	$822	-13%

Contract Sales
Timeshare	$291	$289		$576	$564
Fractional	8	6		16	15
Residential	27	—		39	—

Total company	326	295		631	579
Timeshare	—	8		—	16
Fractional	6	21		11	39
Residential	2	35		25	51

Total joint venture	8	64		36	106

Total Timeshare segment contract sales	$334	$359	-7%	$667	$685	-3%

Twelve Weeks. Timeshare segment contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential products before the adjustment for percentage-of-completion accounting. Timeshare segment contract sales decreased by $25 million (7 percent) compared to the 2007 second quarter from $359 million to $334 million. The decrease in Timeshare segment contract sales in the second quarter of 2008, compared to the year-ago quarter, reflected decreased fractional and residential contract sales, primarily associated with two projects, reflecting the soft real estate market, and lower sales associated with timeshare projects approaching sell-

out. Somewhat offsetting the declines were higher timeshare sales associated with the Asia Pacific points program.

The $71 million decrease in Timeshare segment revenues from $532 million to $461 million reflected a $65 million decrease in Timeshare sales and services revenue and an $8 million decrease in cost reimbursements revenue, partially offset by $2 million of increased base management fees. The decrease in Timeshare sales and services revenue, compared to the year-ago quarter primarily reflected revenue recognition for several projects in the 2007 second quarter that reached reportability thresholds, lower revenue from several projects with limited available inventory in 2008, and soft demand for fractional and residential projects, as well as a decrease of $16 million in note sale gains in the 2008 second quarter compared to the year-ago quarter. Partially offsetting the decrease was higher revenue associated with the Asia Pacific points program, revenue associated with projects that became reportable subsequent to the 2007 second quarter, and increased services revenue. Timeshare segment revenues for the second quarters of 2008 and 2007 included $15 million and $12 million, respectively, of interest income associated with Timeshare segment notes receivable, which was recorded in our Condensed Consolidated Statements of Income in the “Timeshare sales and services” revenue line, and note sale gains of $29 million and $45 million for the second quarters of 2008 and 2007, respectively.

Segment results of $70 million in the second quarter of 2008 decreased by $37 million from $107 million in the 2007 second quarter, and primarily reflected $45 million of lower Timeshare sales and services revenue net of direct expenses and $1 million of higher general, administrative, and other expenses, partially offset by $3 million of increased joint venture equity results, a $4 million minority interest benefit, and $2 million of increased base management fees.

The $45 million decrease in Timeshare sales and services revenue net of direct expenses, primarily reflected $23 million of lower development revenue net of product costs and marketing and selling costs, $21 million of lower financing revenue net of financing expenses, and $3 million of lower services revenue net of services expenses. Lower development revenue net of product costs and marketing and selling costs primarily reflected several projects in the 2007 second quarter that reached reportability thresholds, lower revenue from several projects with limited available inventory in 2008, and lower demand for fractional and residential projects, as well as start-up costs and low reportability in 2008 for newer projects that have not reached revenue recognition thresholds yet. The decrease in financing revenue, net of financing costs, primarily reflected lower note sale gains in the 2008 second quarter compared to the second quarter of 2007. Compared to the year-ago quarter, the $3 million increase in joint venture equity results primarily reflected the impact of favorable reportability for our fractional and residential product in Kapalua, Hawaii. The $4 million benefit associated with minority interest reflected our minority interest partner’s portion of the losses of subsidiaries that we consolidate.

Cost reimbursements revenue and expenses associated with Timeshare segment properties totaled $61 million compared to $69 million in the year-ago quarter.

Twenty-four Weeks. Timeshare segment contract sales decreased by $18 million (3 percent) compared to the first half of 2007 from $685 million to $667 million. The decrease in Timeshare segment contract sales in the first half of 2008, compared to the year-ago period, reflected $13 million of higher residential sales at new resorts, particularly during the 2008 first quarter, more than offset by a $27 million decrease for fractional sales and a $4 million decrease in timeshare sales. Sales of fractional units were slow reflecting the soft real estate market. The decrease in timeshare contract sales reflected lower sales associated with projects approaching sellout, partially offset by higher sales associated with the Asia Pacific points program.

The $112 million decrease in Timeshare segment revenues from $975 million to $863 million reflected a $108 million decrease in Timeshare sales and services revenue, a $7 million decrease in cost reimbursements revenue, partially offset by $3 million of increased base management fees. The decrease in Timeshare sales and services revenue, compared to the year-ago period, primarily reflected revenue recognition for several projects in the first half of 2007 that reached reportability thresholds, lower revenue from projects with limited available inventory in 2008, as well as a decrease of $16 million in note sale gains in the 2008 first half compared to the year-ago period. Partially offsetting the decrease was higher revenue associated with the Asia Pacific points program, revenue that became reportable subsequent to the first half of 2007, and increased services revenue. Timeshare segment revenues for the first half of 2008 and the first half of 2007 included $29 million and $23 million, respectively, of interest income and note sale gains of $29 million and $45 million for the first half of 2008 and 2007, respectively.

Segment results of $74 million in the first half of 2008 decreased by $77 million from $151 million in the first half of 2007, and reflected $89 million of lower Timeshare sales and services revenue net of direct expenses and $5 million of higher general, administrative, and other expenses, partially offset by $8 million of increased joint venture equity results, a $6 million minority interest benefit, and $3 million of increased base management fees.

The $89 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected $68 million of lower development revenue net of product costs and marketing and selling costs, $18 million of lower financing revenue net of financing expenses, and $3 million of lower services revenue net of services expenses. Lower development revenue net of product costs and marketing and selling costs primarily reflected revenue recognition for several projects in the first half of 2007 that reached reportability thresholds, start-up costs and low reportability in 2008 for newer projects that have not reached revenue recognition thresholds yet, lower demand for fractional and residential projects, and the impact of other projects nearing sell-out in the first half of 2008. The decrease in financing revenue, net of financing costs, primarily reflected lower note sale gains in the first half of 2008 compared to the first half of 2007. The $8 million increase in joint venture equity results primarily reflected favorable reportability in the first half of 2008 for our fractional and residential product in Kapalua, Hawaii. The $5 million increase in general, administrative, and other expenses reflected costs associated with development. The $6 million benefit associated with minority interest reflected our minority interest partner’s portion of the losses of subsidiaries that we consolidate.

Cost reimbursements revenue and expenses associated with Timeshare segment properties totaled $126 million compared to $133 million in the year-ago period.

DISCONTINUED OPERATIONS

Synthetic Fuel

The tax credits provided under Internal Revenue Code Section 45K were only available for the production and sale of synthetic fuels produced from coal through December 31, 2007. Given high oil prices in 2007 and the anticipated phase out of a significant portion of tax credits available for synthetic fuel produced and sold in 2007, we permanently ceased operations at our synthetic fuel facilities on November 3, 2007, and now report this business as a discontinued operation. See Footnote No. 3, “Discontinued Operations-Synthetic Fuel,” in this report for additional information regarding the Synthetic Fuel segment.

Twelve Weeks. For the second quarter of 2007, the synthetic fuel operation generated revenue of $88 million. Income from the Synthetic Fuel segment totaled $32 million, net of tax, in the second quarter of 2007 and $4 million in the second quarter of 2008. Income from the Synthetic Fuel segment of $4 million for the 2008 second quarter primarily reflected the recognition in the 2008 second quarter of additional tax credits as a result of that determination by the Secretary of the Treasury in the 2008 second quarter of the Reference Price of a barrel of oil for 2007, partially offset by obligations based on the amount of additional tax credits. The determination resulted in a 67.2 percent reduction of tax credits for the 2007 fiscal year, compared to the reduction of 70.7 percent that had been estimated and recorded in the 2007 fiscal year.

Twenty-four Weeks. For the first half of 2007, the synthetic fuel operation generated revenue of $156 million. Income from the Synthetic Fuel segment totaled $50 million, net of tax, in the first half of 2007 and $3 million in the first half of 2008.

NEW ACCOUNTING STANDARDS

EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”

We adopted the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”) on December 29, 2007, the first day of our 2008 fiscal year. EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of Financial Accounting Standards (“FAS”) No. 66, “Accounting for Sales of Real Estate” (“FAS No. 66”), an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37, including an assessment of collectibility using the initial and continuing investment tests described in paragraphs 8 through 12 of FAS No. 66, then the entity should apply the deposit method of accounting as described in paragraphs 65 through 67 of FAS No. 66.

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

Our servicing assets and residual interests, which are measured using Level 3 inputs in the FAS No. 157 hierarchy, accounted for 84 percent of the total fair value of our financial assets that are required to be measured at fair value using the guidance found in FAS No. 157 at June 13, 2008. We treat the residual interests, including servicing assets, as trading securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS No. 115”), and we recorded realized and unrealized gains or losses related to these assets in the “Timeshare sales and services” revenue caption in our Condensed Consolidated Statements of Income accordingly.

At the dates of sale and at the end of each reporting period, we estimate the fair value of our residual interests, including servicing assets, using a discounted cash flow model. There were no material changes to the models or processes used to value these assets resulting from the implementation of FAS No. 157. We used the following key assumptions to measure the fair value of the residual interests, including servicing assets, in our 11 outstanding note sales as of June 13, 2008: an average discount rate of 10.56 percent; average expected annual prepayments, including defaults, of 18.04 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 58 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults of 35 months.

The most significant estimate involved in the measurement process is the loan repayment rate, followed by the default rate and the discount rate. Estimates of these rates, and discount rates are based on management’s expectations of future prepayment rates and default rates, reflecting our historical experience, industry trends, current market interest rates, expected future interest rates, and other considerations. Actual repayment rates, default rates, and discount rates could differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates and the availability of alternative financing sources to borrowers. If actual prepayments of the loans being serviced were to occur more slowly than had been projected, the carrying value of servicing assets could increase and accretion and servicing income would exceed previously projected amounts. If actual default rates or actual discount rates are lower than expected, the carrying value of retained interests could increase and accretion and servicing income would exceed previously projected amounts. Accordingly, the retained interests, including servicing assets, actually realized could differ from the amounts initially recorded.

We completed a stress test on the fair value of the residual interests as of the end of the 2008 second quarter to measure the change in value associated with independent changes in individual key variables. This methodology applied unfavorable changes that would be statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. Before we applied any of these stress test changes, we determined that the fair value of the residual interests was $288 million as of June 13, 2008.

Applying the stress tests, we concluded that each change to a variable shown in the table below would have the following impact on the valuation of our residual interests at quarter-end:

	Decrease in Quarter- End Valuation (in millions)	Percentage Decrease
100 basis point increase in the prepayment rate	$4	1.4%
200 basis point increase in the prepayment rate	8	2.8%
100 basis point increase in the discount rate	6	2.2%
200 basis point increase in the discount rate	12	4.3%
Two month decline in the weighted average remaining term	3	0.9%
Four month decline in the weighted average remaining term	5	1.7%

We value our derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model including interest rates and volatilities. We record realized and unrealized gains and losses on these derivative instruments in gains from the sale of timeshare notes receivable, which are recorded within the “Timeshare sales and services” revenue caption in our Condensed Consolidated Statements of Income.

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

Future Adoption of Accounting Standards

Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”

On December 4, 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) will significantly change the accounting for business combinations. Under FAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Transaction costs will no longer be included in the measurement of the business acquired. Instead, these expenses will be expensed as they are incurred. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year. FAS No. 141(R) will only have an impact on our financial statements if we are involved in a business combination in fiscal year 2009 or later years.

Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51”

On December 4, 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. FAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. FAS No. 160 must be applied prospectively for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. We are currently evaluating the impact that FAS No. 160 will have on our financial statements.

Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). FAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 fiscal year. We are currently evaluating the impact that FAS No. 161 will have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and our Credit Facilities

At June 13, 2008, our available borrowing capacity amounted to $1.691 billion and reflected borrowing capacity of $2.5 billion under our multicurrency revolving credit facility, plus our cash balance of $125 million, less letters of credit outstanding totaling $132 million and less $802 million of outstanding commercial paper supported by the facility. We consider these resources, together with cash we expect to generate from operations, adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements. We periodically evaluate opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons, or to further strengthen our financial position.

Cash and equivalents totaled $125 million at June 13, 2008, a decrease of $207 million from year-end 2007, reflecting activity for the twenty-four weeks ended June 13, 2008, as follows: purchases of treasury stock ($347 million); capital expenditures ($152 million); loan advances and other investing activities, net of loan collections and sales ($126 million); and dividend payments ($54 million). Partially offsetting these outflows were cash inflows associated with the following: operating cash inflows ($357 million); commercial paper and other debt issuances, net of debt repayments ($50 million); common stock issuances ($30 million); dispositions ($19 million); and other cash inflows ($16 million).

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

	Twenty-Four Weeks Ended
($ in millions)	June 13, 2008	June 15, 2007
Timeshare segment development (in excess of) less than cost of sales	$(121)	$33
New Timeshare segment mortgages, net of collections	(240)	(210)
Note repurchases	(25)	(13)
Financially reportable sales less than (in excess of) closed sales	68	(85)
Note sale gains	(29)	(45)
Note sale proceeds	236	270
Collection on retained interests in notes sold and servicing fees	46	49
Other cash inflows (outflows)	31	(10)

Net cash outflows from Timeshare segment activity	$(34)	$(11)

We estimate that, for the 20-year period from 2008 through 2027, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $3.5 billion.

Asset Securitizations

In June 2008, we sold to a newly formed trust $300 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. On the same day, the trust issued $246 million of the trust’s notes. In connection with the sale of the notes receivable, we received net proceeds of $236 million and retained residual interests with a fair value of $93 million. We recorded note sale gains totaling $29 million in the first half of 2008. We used the following key assumptions to measure the fair value of the residual interests, including servicing assets, at the date of sale: average discount rate of 9.23 percent; average expected annual prepayments, including defaults, of 24.01 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 76 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 35 months. Our key assumptions are based on our experience with other Timeshare segment notes receivable that we originate.

Less favorable conditions in the asset securitization markets have reduced our gain from Timeshare segment note sales during the past year, as the trusts that purchased our mortgage notes have had to issue debt at higher relative interest rates and, in the second quarter 2008 transaction, we retained a larger residual interest in the trust. For example, in the 2008 second quarter note sale, the trust that purchased our mortgage notes issued AAA rated asset backed notes at a spread of 325 basis points over the 3.935 percent interest swap rate on LIBOR, compared to AAA note spreads of 100 basis points over the 4.782 percent interest swap rate on LIBOR for the 2007 fourth quarter note sale and 30 basis points over the 5.192 percent interest swap rate on LIBOR for the 2007 second quarter note sale. In addition, while the trusts in the fourth and second quarter 2007 securitizations each also issued 15.5 percent of the total principal amount of their asset backed notes at less than AAA ratings, we believed that the market for lower rated notes during the second quarter of 2008 was insufficient to permit issuance of AA, A and BBB+ rated notes at attractive spreads. Accordingly, we decided to retain a larger residual interest in the trust for the second quarter 2008 transaction rather than having the trust offer lower rated notes.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2007 Form 10-K, other than those resulting from: 1) changes in the amount of outstanding debt; and 2) a new lease agreement we entered into as a lessee.

As of the end of the 2008 second quarter, debt had increased by $83 million to $3,048 million compared to $2,965 million at year-end 2007, reflecting increased commercial paper borrowings of $217 million, partially offset by the repayment upon maturity of $91 million of Series E Senior Notes in the 2008 first quarter and decreased mortgage and other debt of $43 million. Among other things, the increase in commercial paper debt was used for share repurchases and capital expenditures. At the end of the 2008 second quarter, future debt payments plus interest totaled $3,886 million and are due as follows: $77 million in 2008; $436 million in 2009 and 2010; $595 million in 2011 and 2012; and $2,778 million thereafter.

As further described in Footnote No. 18, “Leases,” future minimum lease payments associated with a lease entered into in 2008, for each of the next five years and thereafter are as follows: $3 million in 2008; $6 million in each of 2009, 2010, 2011, and 2012; and $36 million thereafter.

Share Repurchases

We purchased 8.6 million shares of our Class A Common Stock during the twenty-four weeks ended June 13, 2008, at an average price of $32.79 per share. See Part II, Item 2 of this Form 10-Q for additional information on our share repurchases, including the August 2007 authorized increase in the number of shares that may be repurchased.

Dividends

In May 2008, our Board of Directors increased the quarterly cash dividend by 17 percent to $0.0875 per share.

Acquisitions and Dispositions

2008 Acquisitions

At year-end 2007, we were party to a venture that developed and marketed fractional ownership and residential products. In the first quarter of 2008, we purchased our partner’s interest in that joint venture and concurrent with this transaction, we purchased additional land from our partner as well. Cash consideration for this transaction totaled $37 million and we acquired assets and liabilities totaling $75 million and $38 million, respectively, on the date of purchase. In the 2008 second quarter, we closed on a transaction for the purchase of real estate located in Thailand for our timeshare operations. The total purchase price was approximately $62 million. Cash consideration totaled approximately $38 million, and non-current liabilities recorded as a result of this transaction were $24 million.

2008 Dispositions

In the first half of 2008, we sold two limited-service properties for cash proceeds of $14 million, which were approximately equal to the properties’ book values. We accounted for each of the sales under the full accrual method in accordance with FAS No. 66 and each property will continue to operate under our brands pursuant to franchise agreements. In the 2008 second quarter, we sold our interest in an entity that leases four hotels. In conjunction with that transaction, we received cash proceeds totaling $5 million, and the sales price of the investment approximated its book value.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(10)	increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business or the cost of travel for our customers, including recent increases in energy costs and any resulting increase in travel costs or decrease in airline capacity; and

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

The uncertain environment in the lodging industry and the economy generally will continue to impact our financial results and growth. The present economic slowdown and the uncertainty over its breadth, depth and duration have left it unclear whether the lodging industry’s growth environment during the past few years will continue. Many economists have reported that the U.S. economy is slowing and may be in, or nearing, a recession. Recent substantial increases in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity that could stem from higher fuel costs, could also reduce demand for our hotel rooms and interval and fractional timeshare products. Accordingly, our financial results and growth could be harmed if the economic slowdown continues for a significant period or becomes worse, or if transportation fuel costs remain at current high levels for an extended period or increase further.

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

Continued or increased volatility in the credit markets could adversely impact our ability to sell the loans that our Timeshare business generates. Our Timeshare business provides financing to purchasers of our timeshare and fractional properties, and we periodically sell interests in those loans in the securities markets. A continuation of the recent volatility in the credit markets could impact the timing and volume of the timeshare loans that we sell. Market conditions over the past year have resulted in terms that are less favorable to us than they have been historically, and further volatility or deterioration could delay planned sales until the markets stabilize, or prevent us from selling our timeshare notes entirely. Although we expect to realize the economic value of our timeshare note portfolio even if future note sales are temporarily or indefinitely delayed, such delays could reduce or postpone future gains and could result in either increased borrowings to provide capital to replace anticipated proceeds from such sales or reduced spending in order to maintain our leverage and return targets.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 22, 2008-April 18, 2008	—	$—	—	27.0
April 19, 2008-May 16, 2008	—	—	—	27.0
May 17, 2008-June 13, 2008	2.4	31.30	2.4	24.6

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 2, 2008. The shareholders (1) elected directors J.W. Marriott, Jr., John W. Marriott III, Mary K. Bush, Lawrence W. Kellner, Debra L. Lee, George Muñoz, Harry J. Pearce, Steven S Reinemund, William J. Shaw, and Lawrence M. Small; and (2) ratified the appointment of Ernst & Young LLP as the Company’s principal independent auditor for fiscal 2008.

The following table sets forth the votes cast at the Annual Meeting of Shareholders on May 2, 2008, with respect to each of the matters described above.

MATTER	FOR	AGAINST	ABSTAIN
Election of J.W. Marriott, Jr.	3,060,486,580	12,517,080	21,863,640
Election of John W. Marriott III	3,058,730,820	14,011,320	22,125,160
Election of Mary K. Bush	2,992,558,460	77,402,230	24,906,610
Election of Lawrence W. Kellner	3,059,110,980	9,339,140	26,417,180
Election of Debra L. Lee	3,033,608,290	37,056,080	24,202,930
Election of George Muñoz	3,040,820,690	28,675,210	25,371,400
Election of Harry J. Pearce	3,026,761,090	42,833,840	25,272,370
Election of Steven S Reinemund	3,059,750,540	9,471,450	25,645,310
Election of William J. Shaw	3,058,386,580	12,003,700	24,447,020
Election of Lawrence M. Small	3,042,052,800	27,275,170	25,539,330
Ratification of appointment of Ernst & Young LLP as the Company’s principal independent auditor for fiscal 2008	3,055,947,760	12,736,020	26,183,520

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.(i)	Restated Certificate of Incorporation of the Company.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.(ii)	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.

11th day of July, 2008

/s/ Arne M. Sorenson
Arne M. Sorenson Executive Vice President and Chief Financial Officer

/s/ Carl T. Berquist
Carl T. Berquist Executive Vice President, Financial Information and Enterprise Risk Management and Principal Accounting Officer