Form 10-Q
period 2008-09-05
MARRIOTT INTERNATIONAL INC /MD/
filed 2008-10-03
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 5, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 349,102,192 shares of Class A Common Stock, par value $0.01 per share, outstanding at September 19, 2008.

MARRIOTT INTERNATIONAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
REVENUES
Base management fees	$143	$135	$452	$417
Franchise fees	108	111	314	303
Incentive management fees	52	56	229	243
Owned, leased, corporate housing, and other revenue	260	262	849	824
Timeshare sales and services (including note sale gains of $28 for thirty-six weeks ended September 5, 2008, and $45 for the twelve and thirty-six weeks ended September 7, 2007)	384	389	1,098	1,211
Cost reimbursements	2,016	1,990	6,153	5,903

	2,963	2,943	9,095	8,901
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	240	235	757	711
Timeshare-direct	337	344	961	987
Reimbursed costs	2,016	1,990	6,153	5,903
General, administrative, and other	167	164	513	518

	2,760	2,733	8,384	8,119

OPERATING INCOME	203	210	711	782

Gains and other income	7	30	19	77
Interest expense	(33)	(42)	(113)	(127)
Interest income	8	8	28	26
Reversal of provision for loan losses	—	—	2	—
Equity in earnings	2	8	26	9

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	187	214	673	767
Provision for income taxes	(103)	(93)	(317)	(307)
Minority interest in losses of consolidated subsidiaries, net of tax	10	1	13	1

INCOME FROM CONTINUING OPERATIONS	94	122	369	461
Discontinued operations, net of tax	—	9	3	59

NET INCOME	$94	$131	$372	$520

EARNINGS PER SHARE-Basic
Earnings from continuing operations	$0.27	$0.33	$1.04	$1.21
Earnings from discontinued operations	—	0.02	0.01	0.15

Earnings per share	$0.27	$0.35	$1.05	$1.36

EARNINGS PER SHARE-Diluted
Earnings from continuing operations	$0.26	$0.31	$1.00	$1.14
Earnings from discontinued operations	—	0.02	0.01	0.15

Earnings per share	$0.26	$0.33	$1.01	$1.29

DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0750	$0.2500	$0.2125

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	September 5, 2008 (Unaudited)	December 28, 2007
ASSETS
Current assets
Cash and equivalents	$117	$332
Accounts and notes receivable	1,091	1,148
Inventory	1,892	1,557
Current deferred taxes, net	190	185
Assets held for sale	129	123
Discontinued operations	—	53
Other	188	174

	3,607	3,572

Property and equipment	1,394	1,329
Intangible assets
Goodwill	921	921
Contract acquisition costs	721	635

	1,642	1,556

Equity and cost method investments	329	343
Notes receivable
Loans to equity method investees	5	21
Loans to timeshare owners	503	408
Other notes receivable	179	171

	687	600

Other long-term receivables	175	176
Deferred taxes, net	616	678
Other	654	688

	$9,104	$8,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$44	$175
Accounts payable	657	789
Accrued payroll and benefits	562	642
Liability for guest loyalty program	429	421
Timeshare segment deferred revenue	162	101
Liabilities related to discontinued operations	3	13
Other payables and accruals	809	735

	2,666	2,876

Long-term debt	3,002	2,790
Liability for guest loyalty program	1,061	971
Self-insurance reserves	209	182
Other long-term liabilities	724	661
Minority interest	14	33

Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,542	3,531
Retained earnings	3,610	3,332
Treasury stock, at cost	(5,777)	(5,490)
Accumulated other comprehensive income	48	51

	1,428	1,429

	$9,104	$8,942

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Thirty-Six Weeks Ended
	September 5, 2008	September 7, 2007
OPERATING ACTIVITIES
Net income	$372	$520
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	130	134
Minority interest	(20)	(4)
Income taxes	230	(216)
Timeshare activity, net	(273)	(180)
Liability for guest loyalty program	79	76
Working capital changes and other	37	(23)

Net cash provided by operating activities	555	307

INVESTING ACTIVITIES
Capital expenditures	(220)	(528)
Dispositions	19	439
Loan advances	(20)	(5)
Loan collections and sales	33	86
Equity and cost method investments	(4)	(10)
Contract acquisition costs	(124)	(40)
Other	(51)	76

Net cash (used in) provided by investing activities	(367)	18

FINANCING ACTIVITIES
Commercial paper, net	226	592
Issuance of long-term debt	17	392
Repayment of long-term debt	(192)	(57)
Issuance of Class A Common Stock	42	168
Dividends paid	(84)	(77)
Purchase of treasury stock	(428)	(1,293)
Other	16	(34)

Net cash used in financing activities	(403)	(309)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(215)	16
CASH AND EQUIVALENTS, beginning of period	332	193

CASH AND EQUIVALENTS, end of period	$117	$209

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

Our 2008 third quarter ended on September 5, 2008; our 2007 fourth quarter ended on December 28, 2007; and our 2007 third quarter ended on September 7, 2007. In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 5, 2008, and December 28, 2007, the results of our operations for the twelve and thirty-six weeks ended September 5, 2008, and September 7, 2007, and cash flows for the thirty-six weeks ended September 5, 2008, and September 7, 2007. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

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

Financial Accounting Standards No. 157, “Fair Value Measurements”

We adopted FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), on December 29, 2007, the first day of fiscal year 2008. FAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 29, 2007, this standard applied prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 3, 2009, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements. See Footnote No. 6, “Fair Value Measurements,” for additional information.

Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”

We adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“FAS No. 159”), on December 29, 2007, the first day of our 2008 fiscal year. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While FAS No. 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

EITF Issue No. 07-6, “Accounting for Sales of Real Estate Subject to the Requirements of FASB Statement No. 66, ‘Accounting for Sales of Real Estate,’ When the Agreement Includes a Buy-Sell Clause”

We adopted EITF Issue No. 07-6, “Accounting for Sales of Real Estate Subject to the Requirements of FASB Statement No. 66, ‘Accounting for Sales of Real Estate,’ When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”), on December 29, 2007, the first day of our 2008 fiscal year. EITF 07-6 clarifies whether a buy-sell clause is a prohibited form of continuing involvement that would preclude partial sales treatment under FAS No. 66. EITF 07-6 is effective for new arrangements entered into and assessments of existing transactions originally accounted for under the deposit, profit sharing, leasing, or financing methods for reasons other than the exercise of a buy-sell clause performed in 2008 and thereafter. The adoption of EITF 07-6 did not have a material impact on our financial statements.

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

Our federal income tax returns have been examined and we have settled all issues for tax years through 2004 with the exception of one 1994 transaction discussed below. The 2005 and 2006 Internal Revenue Service (“IRS”) field examinations have been completed, and those years are now being sent to the IRS Appeals Division. The 2007 and 2008 IRS examinations are ongoing as part of the IRS’s Compliance Assurance Program. Various state, local and foreign income tax returns are also under examination by taxing authorities.

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

In the 2008 third quarter, we recorded a $29 million income tax expense primarily related to an unfavorable U.S. Court of Federal Claims decision involving a refund claim associated with a 1994 tax planning transaction. The tax had been paid, and we had filed a refund claim to recover the taxes. We expect to appeal the ruling.

For the first three quarters of 2008, we increased unrecognized tax benefits by $77 million, including increases for the foreign subsidiaries issue as well as the 1994 tax planning transaction issue. For the same period, we decreased unrecognized tax benefits by $78 million related primarily to the settlement of the 1995 leasing transaction. The balance of unrecognized tax benefits was $131 million at the end of the 2008 third quarter.

As a large taxpayer, we are under continual audit by the IRS and other taxing authorities. It is possible that the amount of the liability for unrecognized tax benefits could change during the next 52-week period, but we do not anticipate that a significant impact to the unrecognized tax benefit balance will occur.

4.	Discontinued Operations-Synthetic Fuel

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

The tax credits available under the Internal Revenue Code for the production and sale of synthetic fuels were established by Congress to encourage the development of alternative domestic energy sources. Congress deemed that the incentives provided by the tax credits would not be necessary if the price of oil increased beyond certain thresholds as prices would then provide a more natural market for these alternative fuels. As a result, the tax credits available under the Internal Revenue Code for the production and sale of synthetic fuel in any given calendar year were phased out if the Reference Price of a barrel of oil for that year fell within a specified range. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and was determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. The price range within which the credit was phased out was set in 1980 and was adjusted annually for inflation. In 2007, the Reference Price phase-out range was $56.78 to $71.27. Because the Reference Price of a barrel of oil for 2007 was within that range, at $66.52, there was a 67.2 percent reduction of the tax credits available for synthetic fuel produced and sold in 2007. Income from discontinued operations of $3 million for the thirty-six weeks ended September 5, 2008, primarily reflected the recognition in the 2008 second quarter of additional tax credits as a result of the determination by the Secretary of the Treasury in the 2008 second quarter of the Reference Price of a barrel of oil for 2007, partially offset by obligations based on the amount of additional tax credits. The determination resulted in a 67.2 percent reduction of tax credits for the 2007 fiscal year, compared to the reduction of 70.7 percent that had been estimated and recorded in the 2007 fiscal year.

The following tables provide additional income statement and balance sheet information relating to the discontinued synthetic fuel operations.

Income Statement Summary

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
Revenue	$—	$97	$1	$253

Loss from discontinued operations before income taxes	$(1)	$(32)	$(4)	$(140)
Tax (provision) benefit	—	12	(3)	51
Tax credits	1	29	10	148

Total tax (provision) benefit	1	41	7	199

Income from discontinued operations	$—	$9	$3	$59

Balance Sheet Summary

	At Period End
($ in millions)	September 5, 2008	December 28, 2007
Other assets	$—	$53
Liabilities	(3)	(13)

5.	Share-Based Compensation

Under our 2002 Comprehensive Stock and Cash Incentive Plan, we award: (1) stock options to purchase our Class A Common Stock (“Stock Option Program”); (2) share appreciation rights (“SARs”) for our Class A Common Stock; (3) restricted stock units of our Class A Common Stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that are equal to the market price of our Class A Common Stock on the date of grant.

We granted 2.5 million restricted stock units during the first two quarters of 2008 to certain officers and key employees and those units vest generally over four years in equal annual installments commencing one year after the date of grant. The weighted average grant-date fair value of the restricted stock units granted in the first two quarters of 2008 was $35.

We granted an additional 3.0 million restricted stock units during the 2008 third quarter to certain officers and key employees, and those units vest generally over four and a half years with one quarter of the units vesting one and a half years after the date of grant, and the remaining units vest in equal annual installments commencing one year after the first quarter vests. The weighted average grant-date fair value of these restricted stock units was $26.

In the first two quarters of 2008, we granted approximately 108,000 stock options that had a weighted average grant-date fair value of $13 and a weighted average exercise price of $36. The options are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant and expire 10 years after the date of grant.

We granted an additional 110,000 stock options during the 2008 third quarter that become exercisable generally over four and a half years, with one quarter becoming exercisable one and a half years after the date of grant, and the remaining options becoming exercisable in equal annual installments commencing one year after the first quarter become exercisable. The weighted average grant-date fair value of these options was $10 and they have a weighted average exercise price of $27. These options expire 10 years after the date of grant.

During the first two quarters of 2008, we granted 1.7 million SARs to officers and key employees (“Employee SARs”) with a weighted average exercise price of $36 and a weighted average grant-date fair value of $13. These SARs expire 10 years after the date of grant and both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant.

During the first two quarters of 2008, we also granted 3,800 SARs to a director (“Non-employee SARs”) with a weighted average exercise price of $36 and a weighted average grant-date fair value of $15. These Non-employee SARs expire 10 years after the date of grant and vest upon grant, but are generally not exercisable until one year after grant.

We granted an additional 0.9 million Employee SARs during the 2008 third quarter. These Employee SARs expire 10 years after the date of grant and vest generally over four and a half years with one quarter vesting one and a half years after the date of grant, and the remaining rights vesting in equal annual installments commencing one year after the first quarter vests. These Employee SARs are exercisable upon vesting. The weighted average grant-date fair value of these Employee SARs was $10 and the weighted average exercise price was $27.

We also issued 18,000 deferred stock units with a weighted average grant-date fair value of $36 to Non-employee directors during the first two quarters of 2008. These Non-employee director deferred stock units vest within one year and are distributed upon election.

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

The range of assumptions for the stock options and Employee SARs granted during the first three quarters of 2008 are shown in the following table.

Expected volatility	29%
Dividend yield	0.80%-0.95%
Risk-free rate	3.4%-3.9%
Expected term (in years)	6-9

The risk-free rates are based on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, converted to a continuously compounded rate. Non-employee SARs were valued using assumptions within the ranges shown above for Employee SARs, except using an expected term of 10 years.

6.	Fair Value Measurements

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

We have various financial instruments we must measure under FAS No. 157 including: certain marketable securities; derivatives; and servicing assets and residual interests related to our asset securitizations. None of our current non-financial assets or non-financial liabilities must be measured at fair value on a recurring basis. We measure our financial assets and liabilities using inputs from the following three levels of the fair value hierarchy. The three levels are as follows:

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

In accordance with the fair value hierarchy, the following table shows the fair value as of September 5, 2008, of those financial assets and liabilities that we must measure at fair value and that we classify as “Other current assets,” “Other assets,” and “Other long-term liabilities”:

($ in millions)	Fair Value Measurements as of September 5, 2008
Description	Balance at September 5, 2008	Level 1	Level 2	Level 3
Assets:
Servicing assets and other residual interests	$271	$—	$—	$271
Marketable securities	43	19	24	—
Liabilities:
Derivative instruments	(7)	(1)	(3)	(3)

The following tables summarize the changes in fair value of our Level 3 assets and liabilities for both the twelve and thirty-six weeks ended September 5, 2008:

($ in millions)	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Servicing Assets and Other Residual Interests	Derivative Instruments
Beginning balance at June 14, 2008	$288	$6
Total gains (losses) (realized or unrealized)
Included in earnings	12	(2)
Included in other comprehensive income	—	(9)
Transfers in or out of Level 3	—	—
Purchases, sales, issuances, and settlements	(29)	2

Ending balance at September 5, 2008	$271	$(3)

Gains (losses) for the third quarter of 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$12	$(2)

($ in millions)	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Servicing Assets and Other Residual Interests	Derivative Instruments
Beginning balance at December 29, 2007	$238	$(5)
Total gains (losses) (realized or unrealized)
Included in earnings	14	(10)
Included in other comprehensive income	—	3
Transfers in or out of Level 3	—	—
Purchases, sales, issuances, and settlements	19	9

Ending balance at September 5, 2008	$271	$(3)

Gains (losses) for the first three quarters of 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$14	$(10)

At the dates of sale and at the end of each reporting period, we estimate the fair value of our residual interests, including servicing assets, using a discounted cash flow model. The implementation of FAS No. 157 did not result in material changes to the models or processes used to value these assets. These transactions may utilize interest rate swaps to protect the net interest margin associated with the beneficial interest. The discount rates we use in determining the fair values of the residual interests are based on both the general level of interest rates in the market for the weighted average life of each pool and the assumed credit risk of the interests retained. We adjust these discount rates quarterly as interest rates and credit spreads in the market vary.

During 2008 and 2007, we used the following key assumptions to measure the fair value of the residual interests, including servicing assets, at the date of sale: average discount rates of 9.23 percent and 9.22 percent, respectively; average expected annual prepayments, including defaults, of 24.01 percent and 25.18 percent, respectively; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 76 months and 75 months, respectively; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 35 months and 34 months, respectively. Our key assumptions are based on experience with notes receivable and servicing assets.

We used the following key assumptions in measuring the fair value of the residual interests, including servicing assets, in our 12 outstanding Timeshare note sales as of September 5, 2008: an average discount rate of 10.13 percent; an average expected annual prepayment rate, including defaults, of 18.44 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 61 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 36 months. We treat the residual interests, including servicing assets, as trading securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, we recorded realized and unrealized gains or losses related to these assets in the “Timeshare sales and services” revenue caption in our Condensed Consolidated Statements of Income.

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

We completed a stress test on the fair value of the residual interests, including servicing assets, as of the end of the 2008 third quarter to measure the change in value associated with independent changes in individual key variables. This methodology applied unfavorable changes that would be statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. Before we applied any of these stress test changes, we determined that the fair value of the residual interests, including servicing assets, was $271 million as of September 5, 2008.

Applying the stress tests, we concluded that each change to a variable shown in the table below would have the following impact on the valuation of our residual interests at the end of the 2008 third quarter.

	Decrease in Quarter- End Valuation (in millions)	Percentage Decrease
100 basis point increase in the prepayment rate	$4	1.5%
200 basis point increase in the prepayment rate	8	2.9%
100 basis point increase in the discount rate	6	2.2%
200 basis point increase in the discount rate	12	4.3%
Two month decline in the weighted average remaining term	2	0.9%
Four month decline in the weighted average remaining term	5	1.8%

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

7.	Earnings Per Share

The table below illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in millions, except per share amounts)	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
Computation of Basic Earnings Per Share
Income from continuing operations	$94	$122	$369	$461
Weighted average shares outstanding	351.2	373.8	353.0	381.6

Basic earnings per share from continuing operations	$0.27	$0.33	$1.04	$1.21

Computation of Diluted Earnings Per Share
Income from continuing operations	$94	$122	$369	$461

Weighted average shares outstanding	351.2	373.8	353.0	381.6

Effect of dilutive securities
Employee stock option and SARs plans	11.3	16.3	13.0	17.5
Deferred stock incentive plans	1.6	1.8	1.6	1.9
Restricted stock units	1.3	2.2	1.8	2.4

Shares for diluted earnings per share	365.4	394.1	369.4	403.4

Diluted earnings per share from continuing operations	$0.26	$0.31	$1.00	$1.14

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

In accordance with FAS No. 128, “Earnings per Share,” we have not included the following stock options and SARs in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended September 5, 2008, 4.9 million options and SARs, with exercise prices ranging from $27.46 to $49.03;

(b)	for the twelve-week period ended September 7, 2007, 0.4 million options and SARs, with exercise prices ranging from $45.91 to $49.03;

(c)	for the thirty-six week period ended September 5, 2008, 3.9 million options and SARs, with exercise prices ranging from $32.16 to $49.03; and

(d)	for the thirty-six week period ended September 7, 2007, 0.4 million options and SARs, with exercise prices of $49.03.

8.	Inventory

Inventory, totaling $1,892 million and $1,557 million as of September 5, 2008, and December 28, 2007, respectively, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,869 million and $1,536 million as of September 5, 2008, and December 28, 2007, respectively. Inventory totaling $23 million and $21 million as of September 5, 2008, and December 28, 2007, respectively, primarily relates to hotel operating supplies for the limited number of properties we own or lease. We value Timeshare segment interval, fractional ownership, and residential products at the lower of cost or net realizable value and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

We recorded a pretax charge of $22 million in the 2008 third quarter within the “Timeshare-direct” caption of our Condensed Consolidated Statements of Income related to the impairment of a fractional and whole ownership real estate project held for development by a joint venture that we consolidate. We recorded a pretax benefit of $12 million in the 2008 third quarter within the “Minority interest” caption of our Condensed Consolidated Statements of Income representing our joint venture partner’s pretax share of the $22 million impairment charge. Accordingly, the impact to our Timeshare segment was $10 million. The adjustment was made in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to adjust the carrying value of the real estate to its estimated fair value at September 5, 2008. The downturn in market conditions including contract cancellations and tightening in the credit markets, especially for jumbo mortgage loans, were the predominant items considered in our analysis. We estimated the fair value of the inventory utilizing a probability weighted cash flow model containing our expectations of future performance discounted at a 10-year risk-free interest rate determined from the yield curve for U.S. Treasury instruments (3.68 percent).

9.	Assets Held for Sale

Assets held for sale totaled $129 million at the end of the 2008 third quarter and consisted of property and equipment. The $129 million total reflected the following segment composition: Luxury Lodging-$89 million; North American Full-Service Lodging-$22 million; and North American Limited-Service Lodging-$18 million. There were no liabilities of assets held for sale at the end of the 2008 third quarter.

Assets held for sale totaled $123 million at year-end 2007 and consisted of property and equipment. The $123 million total reflected the following segment composition: Luxury Lodging-$89 million; North

American Full-Service Lodging-$17 million; and North American Limited-Service Lodging-$17 million. There were no liabilities of assets held for sale at year-end 2007.

10.	Property and Equipment

The following table details the composition of our property and equipment balances at September 5, 2008, and December 28, 2007.

($ in millions)	September 5, 2008	December 28, 2007
Land	$421	$399
Buildings and leasehold improvements	866	833
Furniture and equipment	932	900
Construction in progress	272	216

	2,491	2,348
Accumulated depreciation	(1,097)	(1,019)

	$1,394	$1,329

11.	Acquisitions and Dispositions

2008 Acquisitions

At year-end 2007, we were party to a venture that developed and marketed fractional ownership and residential products. In the first quarter of 2008, we purchased our partner’s interest in that joint venture together with additional land. Cash consideration for this transaction totaled $37 million and we acquired assets and liabilities totaling $75 million and $38 million, respectively, on the date of purchase. In the 2008 second quarter, we closed on a transaction for the purchase of real estate for our timeshare operations. The total purchase price was approximately $62 million. Cash consideration totaled approximately $38 million, and non-current liabilities recorded as a result of this transaction were $24 million. In the 2008 third quarter, we closed on a transaction for the purchase of real estate for our timeshare operations for cash consideration of $47 million.

2008 Dispositions

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

12.	Notes Receivable

The following table details the composition of our notes receivable balances at September 5, 2008, and December 28, 2007.

($ in millions)	September 5, 2008	December 28, 2007
Loans to timeshare owners	$573	$476
Lodging senior loans	3	7
Lodging mezzanine and other loans	197	206

	773	689
Less current portion	(86)	(89)

	$687	$600

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in the accompanying Condensed Consolidated Balance Sheets, including $70 million and $68 million, at September 5, 2008, and December 28, 2007, respectively, related to “Loans to timeshare owners.”

13.	Asset Securitizations

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

In June 2008, prior to the end of our second quarter, we sold to a newly formed trust $300 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional ownership products. On the same day, the trust issued $246 million of the trust’s notes. In connection with the sale of notes receivable, we received net proceeds of $237 million. We retained residual interests with a fair value on the day of sale of $93 million. We recorded note sale gains totaling $28 million through the 2008 third quarter. See Footnote No. 6, “Fair Value Measurements,” earlier in this report for additional information regarding our servicing assets and other residual interests. Also, see “Asset Securitizations” later in this report in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding volatility in the credit markets.

14.	Long-term Debt

Our long-term debt at September 5, 2008, and December 28, 2007, consisted of the following:

($ in millions)	September 5, 2008	December 28, 2007
Senior Notes:
Series C, interest rate of 7.875%, face amount of $76, maturing September 15, 2009	$76	$76
Series E, matured January 15, 2008	—	91
Series F, interest rate of 4.625%, face amount of $350, maturing June 15, 2012	349	349
Series G, interest rate of 5.810%, face amount of $427, maturing November 10, 2015	404	402
Series H, interest rate of 6.200%, face amount of $350, maturing June 15, 2016	349	349
Series I, interest rate of 6.375%, face amount of $350, maturing June 15, 2017	346	346
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013	397	397
Commercial paper, average interest rate of 3.0% at September 5, 2008	811	585
Mortgage debt, average interest rate of 7.9% at September 5, 2008, maturing through May 1, 2025	161	196
Other	153	174

	3,046	2,965
Less current portion	(44)	(175)

	$3,002	$2,790

At the end of our 2008 third quarter, all debt, other than mortgage debt, was unsecured.

While we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and maintain hotels and also to develop timeshare properties. Events over the past several months, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile.

In response to historic events on Wall Street and the severe dislocation of the capital markets, in September 2008 (our 2008 fourth quarter) we borrowed under our $2.5 billion multicurrency revolving bank credit facility (the “Credit Facility”) to supplement dramatically reduced liquidity from the commercial paper market. We made these borrowings to fund anticipated short-term commercial paper maturities and, to a lesser extent, other general corporate needs, including working capital and capital expenditures. As of October 2, 2008, borrowings totaling $908 million were outstanding under the Credit Facility, and currently bear interest at the London Interbank Offered Rate (LIBOR) plus a spread of 35 basis points (0.35 percent), which is based on our public debt rating. We expect to replace these Credit Facility borrowings with commercial paper as stability returns to that market and we can again issue commercial paper on favorable terms.

Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc., has $96 million (3.8 percent) of the $2.5 billion in commitments under the Credit Facility. Although LCPI, to date, has not filed for bankruptcy (to our knowledge), LCPI has not funded its share of our fourth quarter 2008 draws under the Credit Facility, and we have no reason to expect that LCPI will do so in the future. Accordingly, unless this situation changes, the total effective size of the Credit Facility is approximately $2.4 billion.

15.	Comprehensive Income and Capital Structure

For the twelve weeks ended September 5, 2008, and September 7, 2007, respectively, net income totaled $94 million and $131 million, while comprehensive income totaled $71 million and $118 million. The principal difference between net income and comprehensive income for the twelve weeks ended September 5, 2008, primarily relates to foreign currency translation adjustments and, to a lesser extent, mark-to-market adjustments associated with both available-for-sale securities and cash flow hedges. The principal difference between net income and comprehensive income for the twelve weeks ended September 7, 2007, primarily relates to mark-to-market adjustments associated with available-for-sale securities.

For the thirty-six weeks ended September 5, 2008, and September 7, 2007, respectively, net income totaled $372 million and $520 million, while comprehensive income totaled $369 million and $508 million. The principal difference between net income and comprehensive income for the thirty-six weeks ended September 5, 2008, primarily relates to mark-to-market adjustments associated with available-for-sale securities, partially offset by both mark-to-market adjustments associated with cash flow hedges and foreign currency translation adjustments. The principal difference between net income and comprehensive income for the thirty-six weeks ended September 7, 2007, primarily relates to mark-to-market adjustments associated with available-for-sale securities, partially offset by foreign currency translation adjustments.

We included the net change in unrealized holding losses on available-for-sale securities in accumulated other comprehensive income of $5 million and $4 million for the twelve-week periods ended September 5, 2008, and September 7, 2007, respectively, and $12 million and $15 million, respectively, for the thirty-six weeks then ended. The amount of gains reclassified out of accumulated other comprehensive income as a result of the sale of securities totaled zero for each of the twelve-week periods ended September 5, 2008, and September 7, 2007, and zero and $10 million, respectively, for the thirty-six weeks then ended.

For the thirty-six weeks ended September 5, 2008, approximately 3.9 million shares of our Class A Common Stock were issued upon conversion, exercise, or satisfaction of required conditions. In addition, during the first three quarters of 2008 we repurchased approximately 11.9 million shares of our Class A Common Stock at an average price of $31.18 per share.

16.	Contingencies

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at September 5, 2008, are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings at September 5, 2008
Debt service	$48	$1
Operating profit	180	27
Other	93	7

Total guarantees where we are the primary obligor	$321	$35

The liability for expected future fundings at September 5, 2008, is included in our Condensed Consolidated Balance Sheets as follows: $1 million in the “Other payables and accruals” line item and $34 million in the “Other long-term liabilities” line item.

Our guarantees of $321 million listed in the preceding table include $36 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties, along with $13 million of debt service guarantees that will not be in effect until the underlying debt has been funded.

The guarantees of $321 million in the preceding table do not include $216 million of guarantees that expire in the years 2011 through 2013, related to Senior Living Services lease obligations and lifecare bonds for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and a portion of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”), which subsequently merged with Health Care Property Investors, Inc., is the primary obligor of the remainder of the lifecare bonds. Prior to our sale of the Senior Living Services business in 2003, these preexisting guarantees were guarantees by us of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. We do not expect to fund under the guarantees.

The table also does not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $72 million. Most of these obligations expire at the end of 2023. CTF Holdings Ltd. (“CTF”) had originally made available €35 million in cash collateral in the event that we are required to fund under such guarantees (approximately €7 million [$10 million] remained at the end of the 2008 third quarter). As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $72 million will decline. Since the time we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future.

In addition to the guarantees noted in the preceding table, we have provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $586 million. Payments for cost overruns for this project will be satisfied by the joint venture through contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 34 percent. We do not expect to fund under the guarantee. At the end of the 2008 third quarter, the carrying value of the liabilities associated with this project completion guarantee was $6 million.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted previously, as of September 5, 2008, we had extended approximately $3 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $2 million, which expire as follows: $1 million within one year and $1 million in two to three years. We do not expect to fund the remaining $1 million of commitments, which expire after five years.

At September 5, 2008, we also had commitments to invest up to $53 million of equity for minority interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel-anchored mixed-use real estate projects, which expire as follows: $14 million within one year; $29 million within three years; and $10 million in over three years. Of the $53 million in commitments, we expect to fund $14 million within one year; $10 million in one to two years; and $29 million within three years. In addition, as of September 5, 2008, we had commitments, with no expiration date, to fund up to $12 million in joint ventures for development of new properties, which we expect to fund within three years. Also, as of September 5, 2008, we had a commitment, with no expiration date, to invest up to $29 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

At September 5, 2008, we had $128 million of letters of credit outstanding, the majority of which related to our self-insurance programs. Surety bonds issued as of September 5, 2008, totaled $571 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

17.	Business Segments

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

In addition to the brands noted above, in 2007, we announced our new brand of family-friendly resorts and spas, “Nickelodeon Resorts by Marriott” and a new brand of lifestyle boutique hotels, “Edition.” As of September 5, 2008, no properties were yet open under either brand.

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

Revenues

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
North American Full-Service Segment	$1,239	$1,241	$3,917	$3,767
North American Limited-Service Segment	544	540	1,570	1,541
International Segment	342	343	1,093	1,056
Luxury Segment	357	339	1,147	1,048
Timeshare Segment	463	463	1,326	1,438

Total segment revenues	2,945	2,926	9,053	8,850
Other unallocated corporate	18	17	42	51

	$2,963	$2,943	$9,095	$8,901

Income from Continuing Operations
	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
North American Full-Service Segment	$66	$78	$290	$324
North American Limited-Service Segment	103	119	301	337
International Segment	50	57	179	166
Luxury Segment	17	15	66	44
Timeshare Segment	49	39	123	190

Total segment financial results	285	308	959	1,061
Other unallocated corporate	(58)	(59)	(183)	(192)
Interest expense, interest income, and provision for loan losses	(25)	(34)	(83)	(101)
Income taxes	(108)	(93)	(324)	(307)

	$94	$122	$369	$461

Minority Interest

We allocate net minority interest in losses of consolidated subsidiaries to our segments. Accordingly, as of September 5, 2008, and September 7, 2007, we allocated net minority interest in losses of consolidated subsidiaries as reflected in our Condensed Consolidated Statements of Income as shown in the following table:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
International Segment	$—	$—	$(1)	$—
Timeshare Segment	15	1	21	1

Total segment minority interest	15	1	20	1
Provision for income taxes	(5)	—	(7)	—

	$10	$1	$13	$1

Equity in Earnings (Losses) of Equity Method Investees

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
North American Full-Service Segment	$1	$—	$2	$1
North American Limited-Service Segment	—	1	1	2
International Segment	(1)	1	—	3
Luxury Segment	(1)	—	(1)	(2)
Timeshare Segment	2	5	9	4

Total segment equity in earnings	1	7	11	8
Other unallocated corporate	1	1	15	1

	$2	$8	$26	$9

Assets

	At Period End
($ in millions)	September 5, 2008	December 28, 2007
North American Full-Service Segment	$1,406	$1,322
North American Limited-Service Segment	474	486
International Segment	814	855
Luxury Segment	817	748
Timeshare Segment	3,570	3,142

Total segment assets	7,081	6,553
Other unallocated corporate	2,023	2,336
Discontinued operations	—	53

	$9,104	$8,942

18.	Variable Interest Entities

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

We are party to a venture that develops and markets fractional ownership and residential interests, and we consolidate this venture as we are the primary beneficiary. At the end of the 2008 third quarter, a loan we made to the venture was outstanding, with a balance due to us of $65 million. At the end of the 2008 third quarter, the carrying amount of consolidated assets that are collateral for the variable interest entity’s obligations totaled $82 million and comprised $77 million of real estate held for development, property, equipment, and other long-term assets and $5 million of cash. The creditors of the variable interest entity do not have general recourse to our credit.

In conjunction with the transaction with CTF described more fully in Footnote No. 11, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions,” in our 2007 Form 10-K, we manage certain hotels on behalf of four tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. At the end of the 2008 third quarter, the number of hotels totaled 14. The entities have minimal equity and minimal assets comprised of hotel working capital. CTF has placed money in a trust account to cover cash flow shortfalls and to meet rent payments. The terms of the trust require that the cash flows for the four tenant entities be pooled for purposes of making rent payments and determining cash flow shortfalls. At the end of the 2008 third quarter, the trust account held approximately $29 million. The entities are variable interest entities under FIN 46(R). We do not consolidate the entities, because we do not bear the majority of the expected losses. We are secondarily liable (after exhaustion of funds from the trust account) for rent payments for eight of the 14 hotels in the event that there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these eight hotels totaled approximately $106 million. In addition, we are also secondarily liable for rent payments of up to an aggregate cap of $44 million for the six other hotels in the event that there are cash flow shortfalls.

19.	Leases

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

BUSINESS AND OVERVIEW

U.S. lodging demand declined in the first three quarters of 2008 as a result of slowing economic growth, particularly impacting transient travel. Outside the United States, international lodging demand was generally stronger in most markets, but has softened progressively throughout 2008 as well. Leisure transient demand in the United States weakened in the first quarter of 2008 and was joined by weakening business transient demand beginning in the second quarter of 2008. Last minute new group meeting demand and attendance at group meetings have also softened. While some business customers increased room nights, including professional services firms, defense contractors, and insurance companies, others declined, including companies associated with the financial services, automotive, and telecommunications industries. In general, for the properties in our system, luxury, international, and full-service properties experienced stronger demand worldwide than our limited-service properties.

In this slower demand environment, we are working aggressively to enhance property-level house profit margins by modifying menus and restaurant hours, reviewing room amenities, and not filling some vacant positions. While varying by property, most properties in our system have instituted contingency plans with very tight cost controls. We have also reduced above-property costs by scaling back systems, processing, and support areas that are allocated to the hotels to be roughly flat relative to revenue. On the revenue side, we benefit from ongoing group business from contracts signed over the past several years as well as recent price increases for ancillary operations. Furthermore, we continue to develop new sales promotions with a focus on leisure and group business opportunities to increase property-level revenue, rather than simply discounting room rates. We also continue to enhance our Marriott Rewards loyalty program offerings and specifically market to this large and growing customer base. In response to increased hesitancy to finalize bookings, particularly on the group side, we have also implemented sales associate and customer incentives to close on business.

For our North American comparable properties, Revenue per Available Room (“RevPAR”) increased modestly in the first three quarters of 2008, compared to the year-ago period, with greater strength in Manhattan, New York, Orlando, Florida, and Los Angeles, California and weaker RevPAR in suburban markets near, among other areas, Orange County, California, Chicago, Illinois, and Detroit, Michigan. International guest demand for many U.S. properties remains strong. Internationally, RevPAR increases in the first three quarters of 2008 versus the prior year period were stronger, particularly in the Middle East,

Central and Southeast Asia, South America, and Central Europe. References to RevPAR throughout this report are in constant dollars unless otherwise noted.

We currently have over 130,000 rooms in our development pipeline. During the first three quarters of 2008, we opened 21,958 rooms (gross), which included 416 residential units. We expect to open approximately 30,000 rooms (gross) not including residential units for the 2008 full year. For the first three quarters of 2008, approximately 18 percent of the rooms added to our system were conversions from competitor brands and 24 percent of the new rooms were located outside the United States.

Events over the past several months, including recent failures and near failures of a number of large financial service companies have made the capital markets increasingly volatile. Accordingly, given the difficult lending environment, the company, owners or franchisees may decide to reevaluate continuing some number of projects included in the development pipeline. While the company has invested in few of its pipeline projects, possible delays, cancellations, or financial restructurings of projects under development could have a negative impact on our financial results.

At the end of the third quarter of 2008, 49 percent of the hotel rooms in our system were operated under management agreements, 49 percent were operated under franchise agreements, and 2 percent were owned or leased by us. Our emphasis on property management and franchising tends to provide more stable earnings in periods of economic softness while continued unit expansion, reflecting properties added to our system, generates ongoing growth.

U.S. demand for timeshare intervals also softened in the first three quarters of 2008 while demand in Latin America and Asia for timeshare products was stronger. Demand for Ritz-Carlton fractional and residential units was particularly weak and, as noted in greater detail in the “BUSINESS SEGMENTS: Timeshare” caption later in this report, we recorded a $22 million pretax impairment charge ($10 million net of minority interest benefit) in the 2008 third quarter to adjust the carrying value of fractional and whole ownership real estate held for development to its estimated fair value. We have increased our timeshare marketing efforts. Since the sale of timeshare and fractional intervals and condominiums follows the percentage-of-completion accounting method, soft demand is frequently reflected in results in later accounting periods.

Our brands remain strong as a result of superior customer service with an emphasis on guest and associate satisfaction, the worldwide presence and quality of our brands, our Marriott Rewards loyalty program, an information-rich and easy-to-use Web site, a multi-channel central reservations system, and desirable property amenities. We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We continue to enhance the appeal of our proprietary Web site, www.Marriott.com, through functionality and service improvements, and we continue to capture an increasing proportion of property-level reservations via this cost efficient channel. We have added other languages to Marriott.com and we have enabled guests to use handheld devices to confirm reservations and get directions.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks and thirty-six weeks ended September 5, 2008, compared to the twelve weeks and thirty-six weeks ended September 7, 2007. We opened 213 properties (32,745 rooms) while 50 properties (9,163 rooms) exited the system since the third quarter of 2007.

Revenues

Twelve Weeks. Revenues increased by $20 million (1 percent) to $2,963 million in the third quarter of 2008 from $2,943 million in the third quarter of 2007, primarily related to reimbursed costs as a small increase in base management fee growth was offset by small decreases in franchise and incentive management fees. Base management fees increased by $8 million primarily as a result of unit growth and, to a lesser extent, modest RevPAR improvement. RevPAR increases over the year-ago quarter were driven primarily by rate increases. Incentive management fees decreased by $4 million, reflecting a $14 million decrease in incentive management fees earned in North America, partially offset by a $10 million increase in incentive management fees earned from international properties. The decrease in incentive management fees reflected lower profitability of hotels driven by lower lodging demand and higher property-level wages and benefits costs and utilities costs, particularly in North America. Partially offsetting the decreases, incentive management fees from international properties increased reflecting stronger demand and unit growth. See the “BUSINESS SEGMENTS” discussion later in this report for additional information. Franchise fees decreased by $3 million as compared to the 2007 third quarter and reflected lower relicensing fees, partially offset by the impact of unit growth. Compared to the year-ago quarter, cost reimbursements revenue increased by $26 million, while Timeshare sales and services revenue decreased by $5 million and owned, leased, corporate housing, and other revenue decreased by $2 million.

The $2 million (1 percent) decrease in owned, leased, corporate housing, and other revenue largely reflected the impact of lower revenue associated with owned and leased properties reflecting weaker demand, and to a lesser extent lower revenue associated with properties under renovation in the third quarter of 2008. In addition, there were no termination fees received in the 2008 third quarter, compared to $3 million of termination fees received in the 2007 third quarter. Partially offsetting these decreases was higher affinity card endorsement revenue in the 2008 third quarter compared to the 2007 third quarter.

The $26 million (1 percent) increase in cost reimbursements revenue to $2,016 million in the third quarter of 2008 from $1,990 million in the year-ago quarter primarily resulted from wage increases, sales growth, and the growth in the number of properties we manage. We added two managed properties (3,059 rooms) and 149 franchised properties (18,066 rooms) to our system since the end of the 2007 third quarter, net of properties exiting the system. Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. This revenue and related expense has no impact on either our operating income or net income because we record cost reimbursements based upon the costs incurred, with no added markup.

Timeshare sales and services revenue in the third quarter of 2008 decreased by $5 million (1 percent) compared to the year-ago quarter. The decrease primarily reflected revenue recognition of contract sales for several projects in the 2007 third quarter that reached reportability thresholds, lower revenue from several projects with limited available inventory in 2008, and slow demand for fractional and residential products. Partially offsetting these decreases was higher revenue associated with the Asia Pacific points program, revenue associated with projects that became reportable subsequent to the 2007 third quarter, and increased services and financing revenue.

Thirty-six Weeks. Revenues increased by $194 million (2 percent) to $9,095 million in the first three quarters of 2008 from $8,901 million in the first three quarters of 2007, as a result of growth across the system and increased room rates. Base management and franchise fees increased by $46 million as a result of stronger RevPAR and unit growth. RevPAR increases over the year-ago period were driven primarily by rate increases. Incentive management fees decreased by $14 million primarily reflecting the recognition in the 2007 period of: 1) incentive fees totaling $15 million that were calculated based on prior periods’ results, but not earned and due until 2007; and 2) $4 million of incentive management fees from business interruption proceeds associated with Hurricane Katrina. The decrease in incentive management fees also reflected lower property-level profitability due to lower demand and higher property-level wages and benefits costs and utilities costs, particularly in North America. Partially offsetting the decreases, incentive management fees from international properties increased reflecting stronger demand and unit growth. See the “BUSINESS SEGMENTS” discussion later in this report for additional information.

Cost reimbursements revenue increased by $250 million and owned, leased, corporate housing, and other revenue increased by $25 million, while Timeshare sales and services revenue decreased by $113 million.

The $250 million (4 percent) increase in cost reimbursements revenue to $6,153 million in the first three quarters of 2008 from $5,903 million in the year-ago period. The increase in reimbursed costs was primarily attributable to wage increases, sales growth, and the growth in the number of properties we manage.

The $25 million (3 percent) increase in owned, leased, corporate housing, and other revenue largely reflected the impact of newly opened properties in the first three quarters of 2008, and, to a lesser extent, RevPAR growth and higher branding fees associated with the sale of branded residential real estate. Partially offsetting these increases were lower revenue for leased properties and the impact of properties undergoing renovation in 2008.

Timeshare sales and services revenue in the first three quarters of 2008 decreased by $113 million (9 percent) compared to the year-ago period. The decrease primarily reflected revenue recognition of contract sales for several projects in the 2007 period that reached reportability thresholds and lower revenue from several projects with limited available inventory in 2008, as well as a decrease of $17 million in note sale gains in the first three quarters of 2008 compared to the year-ago period. Partially offsetting these decreases in revenue in the first three quarters of 2008 compared to the year-ago period was higher revenue associated with the Asia Pacific points program, revenue associated with projects that became reportable subsequent to the 2007 third quarter, and increased services revenue.

Operating Income

Twelve Weeks. Operating income decreased by $7 million (3 percent) to $203 million in the third quarter of 2008 from $210 million in the third quarter of 2007. The decrease in operating income reflected $7 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, $3 million of higher general, administrative, and other expenses, $4 million of lower incentive management fees, and $3 million of lower franchise fees, partially offset by an increase in base management fees of $8 million and $2 million of higher Timeshare sales and services revenue net of direct expenses.

Timeshare sales and services revenue net of direct expenses totaled $47 million. The increase of $2 million (4 percent) from the year-ago quarter was largely due to $5 million of higher services revenue net of services expenses and $2 million of higher financing revenue net of financing expenses, mostly offset by $6 million of lower reacquired and resales revenue net of reacquired and resales expenses. Development revenue, net of product costs and marketing and selling costs, remained relatively unchanged and reflected lower revenue from several projects with limited available inventory in the 2008 period, a $22 million pretax impairment charge ($10 million net of minority interest benefit), slow demand for fractional and residential products, start-up costs and low reportability in the 2008 period associated with newer projects that have not yet reached revenue recognition thresholds, as well as revenue recognition for several projects that reached reportability thresholds in the 2007 third quarter. Lower reacquired and resales revenue net of reacquired and resales expenses was driven by higher marketing and selling costs coupled with increased product cost relative to the 2007 quarter. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information regarding our Timeshare segment.

General, administrative, and other expenses increased by $3 million (2 percent) to $167 million in the third quarter of 2008 from $164 million in the third quarter of 2007. The increase reflected, among other things, our unit growth and development, systems improvements, and initiatives to enhance our brands globally. Of the $3 million increase in total general, administrative, and other expenses, an increase of $4 million was attributable to our Lodging segments and a decrease of $1 million, was unallocated. Additionally, the 2008 third quarter included a $7 million favorable impact associated with deferred compensation expenses reflecting mark-to-market valuations, while the year-ago quarter reflected no impact associated with mark-to-market valuations.

The $7 million (26 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses reflected $3 million of lower revenue in 2008 associated with a service contract that terminated at the end of the 2007 fiscal year and the impact of several properties undergoing renovations in 2008. In addition, there were no termination fees received in the third quarter of 2008, compared to $3 million in the 2007 quarter. Partially offsetting these decreases, the 2008 third quarter reflected $4 million of higher affinity card endorsement revenue. The reasons for the base management fees increase and the franchise fee and incentive management fee decreases, compared to the year-ago quarter, are noted in the preceding “Revenues” discussion.

Thirty-six Weeks. Operating income decreased by $71 million (9 percent) to $711 million in the first three quarters of 2008 from $782 million in the first three quarters of 2007. The decrease in operating income reflected $87 million of lower Timeshare sales and services revenue net of direct expenses, $21 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, and $14 million of lower incentive management fees, partially offset by an increase in combined base management and franchise fees of $46 million and $5 million of lower general, administrative, and other expenses.

Timeshare sales and services revenue net of direct expenses totaled $137 million. The decline of $87 million (39 percent) from the year-ago period primarily reflected $70 million of lower development revenue, net of product costs and marketing and selling costs and $16 million of lower financing revenue net of financing expenses. Lower development revenue, net of product costs and marketing and selling costs, primarily reflected lower revenue from several projects with limited available inventory in 2008, a $22 million pretax impairment charge ($10 million net of minority interest benefit), slow demand for fractional and residential products, start-up costs, and low reportability in 2008 associated with newer projects that have not yet reached revenue recognition thresholds, as well as revenue recognition for several projects that reached reportability thresholds in the first three quarters of 2007. The decrease in financing revenue net of financing costs primarily reflected lower note sale gains in 2008, compared to the year-ago period. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information regarding our Timeshare segment.

General, administrative, and other expenses decreased by $5 million (1 percent) to $513 million in the first three quarters of 2008 from $518 million in the first three quarters of 2007. The 2007 period included a charge of $35 million, resulting from excise taxes associated with the settlement of issues raised during the examination by the Internal Revenue Service (“IRS”) and Department of Labor of our employee stock ownership plan (“ESOP”) feature of our Employees’ Profit Sharing, Retirement and Savings Plan and Trust (the “Plan”). Additionally impacting general, administrative, and other expenses was a $40 million increase in 2008 of expenses associated with, among other things, our unit growth and development, systems improvements, and initiatives to enhance our brands globally, and a $9 million reversal of reserves in the 2007 period. Additionally, the first three quarters of 2008 included an $11 million favorable impact associated with deferred compensation expenses, compared to an $8 million unfavorable impact in the year-ago period, both of which reflected mark-to-market valuations. Of the $5 million decrease in total general, administrative, and other expenses, an increase of $23 million was attributable to our Lodging segments and a decrease of $28 million, primarily reflecting the 2007 ESOP settlement charge, was unallocated.

The $21 million (19 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected $6 million of lower profits associated with two properties undergoing renovation in the first three quarters of 2008, $4 million of lower income, primarily reflecting lower land rent, and $11 million of lower revenue associated with a services contract that terminated at the end of the 2007 fiscal year. Partially offsetting the decreases were $5 million of higher branding fees in the first three quarters of 2008 associated with the sale of branded residential real estate. The reasons for the combined base management and franchise fees increase of $46 million (6 percent) over the year-ago period, are noted in the preceding “Revenues” discussion.

Gains and Other Income

The table below shows our gains and other income for the twelve weeks and thirty-six weeks ended September 5, 2008, and September 7, 2007:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
Gains on sales of real estate and other	$2	$22	$7	$29
Gain on forgiveness of debt	—	3	—	12
Other note sale/repayment gains	—	—	—	1
Gain on sale of joint venture and other investments	2	2	3	23
Income from cost method joint ventures	3	3	9	12

	$7	$30	$19	$77

Twelve Weeks. The $20 million decrease in gains on sales of real estate and other in the third quarter of 2008 primarily reflected a $15 million gain associated with the sale of real estate in our International segment as well as other smaller gains on sale of real estate in the 2007 third quarter that did not occur in the 2008 third quarter. The $3 million gain on forgiveness of debt in the 2007 third quarter was associated with government incentives. The loans were forgiven in recognition of our contribution to job growth and economic development.

Thirty-six Weeks. The $22 million decrease in gains on sales of real estate and other in the first three quarters of 2008 primarily reflected a $15 million gain associated with the sale of real estate in our International segment as well as other smaller gains on sale of real estate in the first three quarters of 2007 that did not occur in the first three quarters of 2008. The $12 million gain on forgiveness of debt for the first three quarters of 2007 was associated with government incentives noted in the “Twelve Weeks” discussion. Gain on sale of joint venture and other investments of $23 million in the first three quarters of 2007 reflected an $11 million gain associated with the sale of stock we held and net gains totaling $12 million on the sale of joint venture investments.

Interest Expense

Twelve Weeks. Interest expense decreased by $9 million (21 percent) to $33 million for the third quarter of 2008 compared to $42 million in the third quarter of 2007. The decrease in interest expense compared to the 2007 quarter reflected a $4 million favorable variance to last year for higher capitalized interest associated with construction projects and a $4 million decline in interest costs associated with various programs (including our Marriott Rewards, gift certificates, and self-insurance programs). The decline in interest on these programs that we operate on behalf of owners was attributable to lower interest rates. Commercial paper interest rates were lower in the 2008 third quarter than the year-ago quarter yielding a $4 million reduction in interest expense. Additionally, our Series E Senior Notes matured in early 2008 yielding a $2 million favorable variance to the 2007 quarter. These favorable variances were partially offset by the impact of the Series J Senior Notes issuance, which occurred in the fourth quarter of 2007 that increased our interest expense in the 2008 third quarter by $5 million.

Thirty-six Weeks. Interest expense decreased by $14 million (11 percent) to $113 million for the first three quarters of 2008 compared to $127 million in the first three quarters of 2007. The decrease in interest expense compared to the prior year reflected a charge of $13 million for interest on the excise taxes associated with the ESOP settlement and related interest rates in the second quarter of 2007. Commercial paper interest rates were lower in the 2008 period than in the 2007 period, and as a result, year-over-year interest expense was lower by $5 million. There was also an $8 million favorable variance to last year for higher capitalized interest associated with construction projects and a $10 million decrease in interest costs associated with various programs that we operate on behalf of owners (including our Marriott Rewards, gift certificates, and self-insurance programs) as a result of lower interest rates. Additionally, our Series E

Senior Notes matured in early 2008 yielding a $4 million favorable variance to the year-ago period. These favorable variances to the year-ago period were partially offset by the impact of the Series I and Series J Senior Notes issuances, which occurred in the second half of 2007 that increased our interest expense in the 2008 period by $26 million.

Interest Income, Provision for Loan Losses, and Income Tax

Twelve Weeks. Interest income was unchanged at $8 million in the third quarter of 2008 compared to the year-ago quarter.

Our tax provision increased by $10 million (11 percent) to a tax provision of $103 million in the third quarter of 2008 from a tax provision of $93 million in the third quarter of 2007 and reflected the impact of a higher tax rate in the third quarter of 2008 and a $7 million unfavorable impact in the 2008 third quarter associated with deferred compensation compared to the year-ago quarter, partially offset by the impact associated with lower pretax income in 2008. The higher tax rate in the 2008 third quarter reflected a $29 million income tax expense primarily related to an unfavorable U.S. Court of Federal Claims decision involving a 1994 tax planning transaction. The tax had been paid, and we had filed a refund claim to recover the taxes. We expect to appeal the ruling.

Thirty-six Weeks. Interest income, before the provision for loan losses, increased by $2 million (8 percent) to $28 million in the first three quarters of 2008 from $26 million in the year-ago period. The $2 million reversal of a loan loss provision in the first three quarters of 2008 reflected the reversal of loan loss provisions totaling $5 million as two previously impaired loans were repaid to us, partially offset by a $3 million loan loss provision associated with one property. There was no loan loss provision in the first three quarters of 2007.

Our tax provision increased by $10 million (3 percent) to a tax provision of $317 million in the first three quarters of 2008 from a tax provision of $307 million in the first three quarters of 2007 and reflected both a $19 million unfavorable impact associated with deferred compensation in the 2008 period compared to the 2007 period and a higher tax rate in the first three quarters of 2008, partially offset by the impact associated with lower pretax income in 2008 and $6 million of taxes in 2007 associated with additional interest on the ESOP settlement. The higher tax rate in 2008 reflected: 1) $29 million of income tax expense primarily related to an unfavorable U.S. Court of Federal Claims decision involving a refund claim associated with a 1994 tax planning transaction; 2) $12 million of income tax expense in the 2008 second quarter due primarily to prior years’ tax adjustments, including a settlement with the IRS that resulted in a lower than expected refund of taxes associated with a 1995 leasing transaction; and 3) $24 million of income tax expense in the 2008 second quarter related to the tax treatment of funds received from certain foreign subsidiaries that is in ongoing discussions with the IRS.

Equity in Earnings

Twelve Weeks. Equity in earnings decreased by $6 million (75 percent) to earnings of $2 million in the third quarter of 2008 from earnings of $8 million in the third quarter of 2007 and primarily reflected a $3 million decrease associated with prior year activity from a Timeshare segment joint venture which is now consolidated.

Thirty-six Weeks. Equity in earnings increased by $17 million to earnings of $26 million in the first three quarters of 2008 from earnings of $9 million in the first three quarters of 2007 and primarily reflected $14 million of increased earnings from a joint venture which sold portfolio assets in the 2008 period and had significant associated gains, $9 million of increased earnings from another joint venture primarily reflecting insurance proceeds received by that joint venture in the 2008 period, and a $5 million increase primarily reflecting favorable reportability for our fractional and residential product in one joint venture, partially offset by an unfavorable $11 million impact associated with tax law changes in a country in which two international joint ventures operate.

Minority Interest

Twelve Weeks. Minority interest increased by $9 million in the third quarter of 2008 to a $10 million benefit from a benefit of $1 million in the third quarter of 2007. The minority interest benefit of $10 million is net of tax and reflected our partners’ share of losses totaling $15 million associated with joint ventures we consolidate net of our partners’ share of tax benefits of $5 million associated with the losses. See our “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information.

Thirty-six Weeks. Minority interest increased by $12 million in the first three quarters of 2008 to a $13 million benefit from a benefit of $1 million in the first three quarters of 2007. The minority interest benefit of $13 million is net of tax and reflected our partners’ share of losses totaling $20 million associated with joint ventures we consolidate net of our partners’ share of tax benefits of $7 million associated with the losses.

Income from Continuing Operations

Twelve Weeks. Compared to the year-ago quarter, income from continuing operations decreased by $28 million (23 percent) to $94 million in the third quarter of 2008, and diluted earnings per share from continuing operations decreased by $0.05 (16 percent) to $0.26. As discussed in more detail in the preceding sections beginning with “Operating Income,” the decrease versus the prior year was due to lower gains and other income ($23 million), higher taxes ($10 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($7 million), lower equity method joint venture results ($6 million), and higher general, administrative, and other expenses ($3 million). Partially offsetting these unfavorable variances were lower interest expense ($9 million), a higher minority interest benefit ($9 million), higher Timeshare sales and services revenue net of direct expenses ($2 million), and higher fee income ($1 million).

Thirty-six Weeks. Compared to the year-ago period, income from continuing operations decreased by $92 million (20 percent) to $369 million in the first three quarters of 2008, and diluted earnings per share from continuing operations decreased by $0.14 (12 percent) to $1.00. As discussed in more detail in the preceding sections beginning with “Operating Income,” the decrease versus the prior year was due to lower Timeshare sales and services revenue net of direct expenses ($87 million), lower gains and other income ($58 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($21 million), and higher income taxes ($10 million). Partially offsetting these unfavorable variances were higher fee income ($32 million), higher equity investment results ($17 million), lower interest expense ($14 million), a higher minority interest benefit ($12 million), lower general, administrative, and other expenses ($5 million), higher interest income ($2 million), and the reversal of loan loss provisions ($2 million).

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

In addition to the brands noted above, in 2007, we announced our new brand of family-friendly resorts and spas, “Nickelodeon Resorts by Marriott” and a new brand of lifestyle boutique hotels, “Edition.” As of September 5, 2008, no properties were yet open under either brand.

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

Revenues

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
North American Full-Service Segment	$1,239	$1,241	$3,917	$3,767
North American Limited-Service Segment	544	540	1,570	1,541
International Segment	342	343	1,093	1,056
Luxury Segment	357	339	1,147	1,048
Timeshare Segment	463	463	1,326	1,438

Total segment revenues	2,945	2,926	9,053	8,850
Other unallocated corporate	18	17	42	51

	$2,963	$2,943	$9,095	$8,901

Income from Continuing Operations

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
North American Full-Service Segment	$66	$78	$290	$324
North American Limited-Service Segment	103	119	301	337
International Segment	50	57	179	166
Luxury Segment	17	15	66	44
Timeshare Segment	49	39	123	190

Total segment financial results	285	308	959	1,061
Other unallocated corporate	(58)	(59)	(183)	(192)
Interest expense, interest income, and provision for loan losses	(25)	(34)	(83)	(101)
Income taxes	(108)	(93)	(324)	(307)

	$94	$122	$369	$461

Minority Interest

We allocate net minority interest in losses of consolidated subsidiaries to our segments. Accordingly, as of September 5, 2008, and September 7, 2007, we allocated net minority interest in losses of consolidated subsidiaries as reflected in our Condensed Consolidated Statements of Income as shown in the following table:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
International Segment	$—	$—	$(1)	$—
Timeshare Segment	15	1	21	1

Total segment minority interest	15	1	20	1
Provision for income taxes	(5)	—	(7)	—

	$10	$1	$13	$1

Equity in Earnings (Losses) of Equity Method Investees

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
North American Full-Service Segment	$1	$—	$2	$1
North American Limited-Service Segment	—	1	1	2
International Segment	(1)	1	—	3
Luxury Segment	(1)	—	(1)	(2)
Timeshare Segment	2	5	9	4

Total segment equity in earnings	1	7	11	8
Other unallocated corporate	1	1	15	1

	$2	$8	$26	$9

Assets

	At Period End
($ in millions)	September 5, 2008	December 28, 2007
North American Full-Service Segment	$1,406	$1,322
North American Limited-Service Segment	474	486
International Segment	814	855
Luxury Segment	817	748
Timeshare Segment	3,570	3,142

Total segment assets	7,081	6,553
Other unallocated corporate	2,023	2,336
Discontinued operations	—	53

	$9,104	$8,942

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

We added 208 properties (32,113 rooms) and 50 properties (9,163 rooms) exited the system since the end of the 2007 third quarter, not including residential products. We also added five residential properties (632 units) since the end of the 2007 third quarter.

Twelve Weeks. Total segment financial results decreased by $23 million (7 percent) to $285 million for the third quarter of 2008 from $308 million in the year-ago quarter, and total segment revenues increased by $19 million to $2,945 million for the third quarter of 2008, a 1 percent increase from revenues of $2,926 million in the third quarter of 2007, with luxury and full-service properties experiencing stronger demand than limited-service properties. The increase in revenues included a $26 million increase in cost reimbursements revenue, which does not impact operating income or net income. The results, compared to the year-ago quarter, reflected an $8 million (6 percent) increase in base management fees to $143 million in the 2008 third quarter from $135 million in the 2007 third quarter, a $14 million increase in minority interest benefit, and an increase of $2 million in Timeshare sales and services revenue net of direct expenses. Partially offsetting these favorable variances was a decrease of $21 million in gains and other income, a $6 million decrease in earnings associated with equity investments, a decrease of $4 million in incentive management fees, a $3 million decrease in franchise fees, a $4 million increase in general, administrative, and other expenses, and a decrease of $9 million in owned, leased, corporate housing, and other revenue net of direct expenses.

Higher RevPAR for comparable rooms, resulting from both domestic and international rate increases and new unit growth, drove the increase in base management fees. Compared to the third quarter of 2007, incentive management fees decreased by $4 million (7 percent) in the 2008 third quarter. In the third quarter of 2008, 55 percent of our managed properties paid incentive management fees to us versus 59 percent in the year-ago quarter.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased, and managed properties, for comparable North American properties decreased by 0.7 percent and RevPAR for our comparable North American company-operated properties decreased by 1.0 percent.

Systemwide RevPAR for comparable international properties increased by 6.2 percent and RevPAR for comparable international company-operated properties increased by 5.7 percent. Worldwide RevPAR for comparable systemwide properties increased by 0.7 percent (2.2 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased by 1.1 percent (3.4 percent using actual dollars).

Compared to the year-ago quarter, worldwide comparable company-operated house profit margins for the third quarter of 2008 decreased by 50 basis points, reflecting RevPAR declines and higher operating costs in North America, partially offset by the impact of stronger international RevPAR and cost control plans at most properties in our system. North American company-operated house profit margins declined by 130 basis points reflecting modest RevPAR improvement and significant cost controls at most properties, more than offset by the impact of decreased demand and higher operating costs including those associated with wages and benefits and utilities. For the third quarter of 2008, house profit per available room (“HP-PAR”) at our North American managed properties decreased by 4.3 percent. HP-PAR at our North American limited-service managed properties decreased by 6.4 percent and worldwide HP-PAR for all our brands decreased by 0.4 percent on a constant U.S. dollar basis.

Thirty-six Weeks. Total segment financial results decreased by $102 million (10 percent) to $959 million in the first three quarters of 2008 from $1,061 million in the year-ago period, and total segment revenues increased by $203 million to $9,053 million for the first three quarters of 2008, a 2 percent increase from revenues of $8,850 million for the first three quarters of 2007, with international, luxury, and full-service properties experiencing stronger demand than limited-service properties. The increase in revenues included a $250 million increase in cost reimbursements revenue, which does not impact operating income or net income. The results, compared to the year-ago period, reflected a $46 million (6 percent) increase in combined base management and franchise fees to $766 million for the 2008 period from $720 million in the first three quarters of 2007, a $19 million increase in minority interest benefit, and a $3 million increase in earnings associated with equity investments. Partially offsetting these favorable variances was a decrease of $87 million in Timeshare sales and services revenue net of direct expenses, a decrease of $34 million in gains and other income, $23 million of increased general, administrative, and other expenses, $14 million of lower incentive management fees, and a decrease of $12 million in owned, leased, corporate housing, and other revenue net of direct expenses.

Higher RevPAR for comparable rooms, resulting from both domestic and international rate increases and new unit growth, drove the increase in base management and franchise fees. Compared to the first three quarters of 2007, incentive management fees decreased by $14 million (6 percent) in the first three quarters of 2008 and reflected the recognition in the 2007 period of $15 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until 2007. In the first three quarters of 2008, 62 percent of our managed properties paid incentive management fees to us versus 66 percent in the year-ago period.

Systemwide RevPAR for comparable North American properties increased by 0.8 percent and RevPAR for our comparable North American company-operated properties increased by 0.9 percent.

Systemwide RevPAR for comparable international properties increased by 7.7 percent, and RevPAR for comparable international company-operated properties increased by 7.6 percent. Worldwide RevPAR for comparable systemwide properties increased by 2.1 percent (3.5 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased by 2.8 percent (4.9 percent using actual dollars).

Compared to the year-ago period, worldwide comparable company-operated house profit margins for the first three quarters of 2008 were flat, reflecting strong RevPAR associated with international properties and cost control plans at most properties in our system, offset by almost flat RevPAR associated with properties in North America and higher expenses in North America primarily due to increased utilities and payroll costs. North American company-operated house profit margins declined by 80 basis points reflecting modest RevPAR improvement and significant cost controls at most properties, more than offset by the impact of decreased demand and higher operating costs, including those associated with wages and benefits and utilities. For the first three quarters of 2008, HP-PAR at our North American managed properties decreased by 0.8 percent. HP-PAR at our North American limited-service managed properties decreased by 3.4 percent, and worldwide HP-PAR for all our brands increased by 2.9 percent on a constant U.S. dollar basis.

Summary of Properties by Brand

We opened 42 lodging properties (6,528 rooms) during the third quarter of 2008, while six properties (838 rooms) exited the system, increasing our total properties to 3,105 (550,453 rooms) inclusive of 25 home and condominium products (2,332 units) for which we manage the related owners’ associations. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include Marriott Conference Centers and JW Marriott Hotels & Resorts. References to Renaissance Hotels & Resorts include Renaissance ClubSport, and references to Fairfield Inn include Fairfield Inn & Suites.

The table below shows properties we operated or franchised, by brand, as of September 5, 2008 (excluding 2,314 corporate housing rental units associated with our ExecuStay brand):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations

Marriott Hotels & Resorts	146	74,086	171	51,845
Marriott Conference Centers	12	3,279	—	—
JW Marriott Hotels & Resorts	11	6,736	5	1,552
Renaissance Hotels & Resorts	37	16,694	36	10,503
Renaissance ClubSport	1	174	1	175
The Ritz-Carlton	37	11,603	—	—
The Ritz-Carlton-Residential (1)	19	1,938	—	—
Courtyard	276	42,955	439	56,721
Fairfield Inn	2	855	545	47,687
SpringHill Suites	26	3,940	172	19,117
Residence Inn	132	18,154	409	46,398
TownePlace Suites	34	3,661	120	11,742
Marriott Vacation Club (2)	39	9,257	—	—
The Ritz-Carlton Club-Fractional (2)	6	311	—	—
The Ritz-Carlton Club-Residential (1), (2)	2	138	—	—
Grand Residences by Marriott-Fractional (2)	1	199	—	—
Grand Residences by Marriott-Residential (1), (2)	1	65	—	—
Horizons by Marriott Vacation Club (2)	2	444	—	—

Non-U.S. Locations

Marriott Hotels & Resorts	123	35,612	34	9,951
JW Marriott Hotels & Resorts	21	8,181	1	61
Renaissance Hotels & Resorts	51	17,369	14	4,315
The Ritz-Carlton	33	10,171	—	—
The Ritz-Carlton-Residential (1)	2	184	—	—
The Ritz-Carlton Serviced Apartments	2	387	—	—
Bulgari Hotels & Resorts	2	117	—	—
Marriott Executive Apartments	18	2,930	1	99
Courtyard	36	7,659	42	7,049
Fairfield Inn	—	—	9	1,109
SpringHill Suites	—	—	1	124
Residence Inn	1	190	17	2,475
Marriott Vacation Club (2)	10	2,071	—	—
The Ritz-Carlton Club-Fractional (2)	3	114	—	—
The Ritz-Carlton Club-Residential (1), (2)	1	7	—	—
Grand Residences by Marriott-Fractional (2)	1	49	—	—

Total	1,088	279,530	2,017	270,923

(1)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.
(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

Total Lodging Products by Segment

At September 5, 2008, we operated or franchised the following properties by segment (excluding 2,314 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	313	12	325	123,164	4,556	127,720
Marriott Conference Centers	12	—	12	3,279	—	3,279
JW Marriott Hotels & Resorts	15	—	15	7,901	—	7,901
Renaissance Hotels & Resorts	73	3	76	27,197	1,034	28,231
Renaissance ClubSport	2	—	2	349	—	349

	415	15	430	161,890	5,590	167,480

North American Limited-Service Lodging Segment (1)
Courtyard	715	16	731	99,676	2,847	102,523
Fairfield Inn	547	8	555	48,542	903	49,445
SpringHill Suites	198	1	199	23,057	124	23,181
Residence Inn	541	17	558	64,552	2,590	67,142
TownePlace Suites	154	—	154	15,403	—	15,403

	2,155	42	2,197	251,230	6,464	257,694

International Lodging Segment (1)
Marriott Hotels & Resorts	4	145	149	2,767	41,007	43,774
JW Marriott Hotels & Resorts	1	22	23	387	8,242	8,629
Renaissance Hotels & Resorts	—	62	62	—	20,650	20,650
Courtyard	—	62	62	—	11,861	11,861
Fairfield Inn	—	1	1	—	206	206
Residence Inn	—	1	1	—	75	75
Marriott Executive Apartments	—	19	19	—	3,029	3,029

	5	312	317	3,154	85,070	88,224

Luxury Lodging Segment
The Ritz-Carlton	37	33	70	11,603	10,171	21,774
Bulgari Hotels & Resorts	—	2	2	—	117	117
The Ritz-Carlton-Residential (2)	19	2	21	1,938	184	2,122
The Ritz-Carlton Serviced Apartments	—	2	2	—	387	387

	56	39	95	13,541	10,859	24,400

Timeshare Lodging Segment (3)
Marriott Vacation Club	39	10	49	9,257	2,071	11,328
The Ritz-Carlton Club-Fractional	6	3	9	311	114	425
The Ritz-Carlton Club-Residential (2)	2	1	3	138	7	145
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Grand Residences by Marriot-Residential (1), (2)	1	—	1	65	—	65
Horizons by Marriott Vacation Club	2	—	2	444	—	444

	51	15	66	10,414	2,241	12,655

Total	2,682	423	3,105	440,229	110,224	550,453

(1)	North American includes properties located in the continental United States and Canada. International includes properties located outside the continental United States and Canada.
(2)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.
(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

The following table provides additional detail, by brand, as of September 5, 2008, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	49	26
The Ritz-Carlton Club and Residences	9	7
Grand Residences by Marriott and Residences	3	3
Horizons by Marriott Vacation Club	2	2

Joint Ventures
The Ritz-Carlton Club and Residences	3	3

Total	66	41

(1)	Includes products that are in active sales as well as those that are sold out. Residential products are included once they possess a certificate of occupancy.
(2)	Products in active sales may not be ready for occupancy.

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

The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twelve weeks ended September 5, 2008, include the period from June 14, 2008, through September 5, 2008, and the statistics for the twelve weeks ended September 7, 2007, include the period from June 16, 2007, through September 7, 2007, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes the period from June 1 through the end of August). The occupancy, average daily rate, and RevPAR statistics used throughout this report for the thirty-six weeks ended September 5, 2008, include the period from December 29, 2007, through September 5, 2008, and the statistics for the thirty-six weeks ended September 7, 2007, include the period from December 30, 2006, through September 7, 2007 (except in each case for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes the period from January 1 through the end of August).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended September 5, 2008	Change vs. 2007		Twelve Weeks Ended September 5, 2008	Change vs. 2007
Marriott Hotels & Resorts (2)
Occupancy	75.1%	-1.5	% pts.	72.3%	-1.8	% pts.
Average Daily Rate	$167.39	2.5%		$156.37	2.1%
RevPAR	$125.67	0.5%		$113.12	-0.3%
Renaissance Hotels & Resorts
Occupancy	72.3%	-0.9	% pts.	72.5%	-0.5	% pts.
Average Daily Rate	$154.39	1.4%		$146.33	1.5%
RevPAR	$111.61	0.1%		$106.03	0.9%
Composite North American Full-Service (3)
Occupancy	74.6%	-1.4	% pts.	72.4%	-1.6	% pts.
Average Daily Rate	$165.17	2.3%		$154.76	2.0%
RevPAR	$123.19	0.4%		$111.99	-0.2%
The Ritz-Carlton North America
Occupancy	70.7%	-2.8	% pts.	70.7%	-2.8	% pts.
Average Daily Rate	$295.75	2.2%		$295.75	2.2%
RevPAR	$209.12	-1.7%		$209.12	-1.7%
Composite North American Full-Service and Luxury (4)
Occupancy	74.2%	-1.5	% pts.	72.3%	-1.6	% pts.
Average Daily Rate	$177.40	2.1%		$162.72	1.9%
RevPAR	$131.63	0.1%		$117.59	-0.3%
Residence Inn
Occupancy	80.5%	-1.5	% pts.	81.6%	-1.0	% pts.
Average Daily Rate	$124.76	0.4%		$126.52	2.2%
RevPAR	$100.41	-1.4%		$103.19	0.9%
Courtyard
Occupancy	71.3%	-2.4	% pts.	73.3%	-2.1	% pts.
Average Daily Rate	$124.21	0.1%		$124.57	1.2%
RevPAR	$88.52	-3.1%		$91.28	-1.5%
Fairfield Inn
Occupancy	nm	nm		73.3%	-3.2	% pts.
Average Daily Rate	nm	nm		$93.82	2.1%
RevPAR	nm	nm		$68.74	-2.2%
TownePlace Suites
Occupancy	73.5%	-4.9	% pts.	74.9%	-3.2	% pts.
Average Daily Rate	$87.32	0.2%		$89.96	2.1%
RevPAR	$64.14	-6.0%		$67.33	-2.1%
SpringHill Suites
Occupancy	73.6%	-3.6	% pts.	73.2%	-3.0	% pts.
Average Daily Rate	$106.54	-0.6%		$108.36	0.6%
RevPAR	$78.41	-5.2%		$79.37	-3.3%
Composite North American Limited-Service (5)
Occupancy	74.0%	-2.3	% pts.	75.5%	-2.1	% pts.
Average Daily Rate	$121.04	0.3%		$116.21	1.8%
RevPAR	$89.60	-2.8%		$87.77	-1.0%
Composite North American (6)
Occupancy	74.1%	-1.9	% pts.	74.3%	-1.9	% pts.
Average Daily Rate	$152.58	1.6%		$133.93	1.9%
RevPAR	$113.10	-1.0%		$99.45	-0.7%

(1)

Statistics are for the twelve weeks ended September 5, 2008, and September 7, 2007, except for Ritz-Carlton for which the statistics are for the three months ended August 31, 2008, and August 31, 2007.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended August 31, 2008	Change vs. 2007		Three Months Ended August 31, 2008	Change vs. 2007
Caribbean and Latin America (2)
Occupancy	74.6%	-2.0	% pts.	71.1%	-2.3	% pts.
Average Daily Rate	$183.61	12.9%		$165.72	11.6%
RevPAR	$137.04	10.0%		$117.87	8.1%
Continental Europe (2)
Occupancy	73.8%	-3.4	% pts.	73.2%	-2.3	% pts.
Average Daily Rate	$211.57	9.7%		$218.88	11.5%
RevPAR	$156.17	4.9%		$160.18	8.0%
United Kingdom (2)
Occupancy	79.0%	-1.8	% pts.	78.3%	-2.4	% pts.
Average Daily Rate	$182.42	2.0%		$181.32	2.4%
RevPAR	$144.05	-0.4%		$142.03	-0.6%
Middle East and Africa (2)
Occupancy	73.4%	2.7	% pts.	73.4%	2.7	% pts.
Average Daily Rate	$143.48	13.6%		$143.48	13.6%
RevPAR	$105.38	17.9%		$105.38	17.9%
Asia Pacific (2), (3)
Occupancy	71.3%	-4.1	% pts.	71.9%	-3.2	% pts.
Average Daily Rate	$154.45	9.9%		$155.55	7.4%
RevPAR	$110.07	4.0%		$111.81	2.8%
Regional Composite (4), (5)
Occupancy	74.1%	-2.6	% pts.	73.3%	-2.2	% pts.
Average Daily Rate	$180.96	8.7%		$181.93	8.9%
RevPAR	$134.06	5.0%		$133.36	5.7%
International Luxury (6)
Occupancy	71.2%	-	% pts.	71.2%	-	% pts.
Average Daily Rate	$294.99	8.8%		$294.99	8.8%
RevPAR	$210.17	8.8%		$210.17	8.8%
Total International (7)
Occupancy	73.8%	-2.3	% pts.	73.1%	-2.0	% pts.
Average Daily Rate	$193.48	8.9%		$192.08	9.1%
RevPAR	$142.71	5.7%		$140.43	6.2%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for June 1 through the end of August. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2007 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard properties located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard.
(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts.
(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended August 31, 2008	Change vs. 2007		Three Months Ended August 31, 2008	Change vs. 2007
Composite Luxury (2)
Occupancy	70.9%	-1.5	% pts.	70.9%	-1.5	% pts.
Average Daily Rate	$295.41	5.0%		$295.41	5.0%
RevPAR	$209.59	2.7%		$209.59	2.7%
Total Worldwide (3)
Occupancy	74.0%	-2.0	% pts.	74.1%	-2.0	% pts.
Average Daily Rate	$164.04	3.9%		$143.43	3.4%
RevPAR	$121.42	1.1%		$106.23	0.7%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for June 1 through the end of August. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2007 was on a constant dollar basis.

(2)	Composite Luxury includes worldwide properties for The Ritz-Carlton and Bulgari Hotels & Resorts.
(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the twelve weeks ended September 5, 2008, and September 7, 2007. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the three months ended August 31, 2008, and August 31, 2007.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Thirty-Six Weeks Ended September 5, 2008	Change vs. 2007		Thirty-Six Weeks Ended September 5, 2008	Change vs. 2007
Marriott Hotels & Resorts (2)
Occupancy	72.8%	-1.1	% pts.	70.3%	-1.4	% pts.
Average Daily Rate	$177.81	3.3%		$164.12	3.1%
RevPAR	$129.50	1.8%		$115.31	1.1%

Renaissance Hotels & Resorts
Occupancy	71.9%	-0.2	% pts.	71.4%	-0.4	% pts.
Average Daily Rate	$167.55	1.9%		$156.26	1.9%
RevPAR	$120.55	1.6%		$111.54	1.4%

Composite North American Full-Service (3)
Occupancy	72.7%	-0.9	% pts.	70.4%	-1.2	% pts.
Average Daily Rate	$176.02	3.0%		$162.85	2.9%
RevPAR	$127.92	1.7%		$114.71	1.1%

The Ritz-Carlton North America
Occupancy	72.8%	-0.5	% pts.	72.8%	-0.5	% pts.
Average Daily Rate	$339.50	1.6%		$339.50	1.6%
RevPAR	$247.26	0.9%		$247.26	0.9%

Composite North American Full-Service and Luxury (4)
Occupancy	72.7%	-0.9	% pts.	70.6%	-1.2	% pts.
Average Daily Rate	$190.42	2.9%		$172.23	2.9%
RevPAR	$138.41	1.6%		$121.52	1.1%

Residence Inn
Occupancy	77.3%	-1.0	% pts.	77.8%	-0.8	% pts.
Average Daily Rate	$127.37	1.5%		$126.98	2.8%
RevPAR	$98.47	0.2%		$98.79	1.8%

Courtyard
Occupancy	69.5%	-1.4	% pts.	70.8%	-1.4	% pts.
Average Daily Rate	$129.27	1.1%		$127.43	2.2%
RevPAR	$89.91	-0.9%		$90.18	0.3%

Fairfield Inn
Occupancy	nm	nm		68.9%	-2.7	% pts.
Average Daily Rate	nm	nm		$93.07	3.7%
RevPAR	nm	nm		$64.12	-0.3%

TownePlace Suites
Occupancy	70.0%	-4.6	% pts.	71.8%	-2.3	% pts.
Average Daily Rate	$88.11	1.6%		$89.91	2.0%
RevPAR	$61.71	-4.6%		$64.53	-1.2%

SpringHill Suites
Occupancy	72.3%	-0.7	% pts.	71.5%	-2.0	% pts.
Average Daily Rate	$110.19	1.2%		$110.17	2.0%
RevPAR	$79.72	0.2%		$78.73	-0.8%

Composite North American Limited-Service (5)
Occupancy	71.9%	-1.4	% pts.	72.4%	-1.6	% pts.
Average Daily Rate	$125.09	1.3%		$117.56	2.7%
RevPAR	$89.92	-0.6%		$85.06	0.5%

Composite North American (6)
Occupancy	72.3%	-1.1	% pts.	71.7%	-1.4	% pts.
Average Daily Rate	$161.60	2.4%		$138.51	2.8%
RevPAR	$116.89	0.9%		$99.26	0.8%

(1)

Statistics are for the thirty-six weeks ended September 5, 2008, and September 7, 2007, except for Ritz-Carlton for which the statistics are for the eight months ended August 31, 2008, and August 31, 2007.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Eight Months Ended August 31, 2008	Change vs. 2007		Eight Months Ended August 31, 2008	Change vs. 2007
Caribbean and Latin America (2)
Occupancy	76.6%	0.3	% pts.	72.0%	-0.9	% pts.
Average Daily Rate	$198.18	9.8%		$180.54	8.6%
RevPAR	$151.89	10.2%		$129.99	7.3%

Continental Europe (2)
Occupancy	71.1%	-2.0	% pts.	69.8%	-0.4	% pts.
Average Daily Rate	$209.69	8.8%		$214.00	9.9%
RevPAR	$149.15	5.9%		$149.41	9.2%

United Kingdom (2)
Occupancy	75.1%	-1.5	% pts.	74.5%	-1.7	% pts.
Average Daily Rate	$184.39	3.3%		$183.01	3.4%
RevPAR	$138.56	1.2%		$136.40	1.1%

Middle East and Africa (2)
Occupancy	77.5%	4.0	% pts.	77.5%	4.0	% pts.
Average Daily Rate	$163.19	12.5%		$163.19	12.5%
RevPAR	$126.48	18.7%		$126.48	18.7%

Asia Pacific (2), (3)
Occupancy	72.9%	-1.3	% pts.	72.8%	-1.5	% pts.
Average Daily Rate	$159.33	7.8%		$159.81	6.4%
RevPAR	$116.15	6.0%		$116.34	4.3%

Regional Composite (4), (5)
Occupancy	73.8%	-0.8	% pts.	72.4%	-0.6	% pts.
Average Daily Rate	$185.19	7.8%		$184.69	7.9%
RevPAR	$136.65	6.7%		$133.77	7.0%

International Luxury (6)
Occupancy	73.0%	1.9	% pts.	73.0%	1.9	% pts.
Average Daily Rate	$320.15	8.5%		$320.15	8.5%
RevPAR	$233.84	11.5%		$233.84	11.5%

Total International (7)
Occupancy	73.7%	-0.5	% pts.	72.5%	-0.4	% pts.
Average Daily Rate	$200.38	8.3%		$197.23	8.3%
RevPAR	$147.69	7.6%		$142.97	7.7%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through the end of August. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2007 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard properties located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard.
(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts.
(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Eight Months Ended August 31, 2008	Change vs. 2007		Eight Months Ended August 31, 2008	Change vs. 2007
Composite Luxury (2)
Occupancy	72.9%	0.6	% pts.	72.9%	0.6	% pts.
Average Daily Rate	$330.84	4.4%		$330.84	4.4%
RevPAR	$241.26	5.2%		$241.26	5.2%

Total Worldwide (3)
Occupancy	72.7%	-0.9	% pts.	71.8%	-1.3	% pts.
Average Daily Rate	$171.75	4.2%		$147.39	4.0%
RevPAR	$124.84	2.8%		$105.80	2.1%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through the end of August. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2007 was on a constant dollar basis.

(2)	Composite Luxury includes worldwide properties for The Ritz-Carlton and Bulgari Hotels & Resorts.
(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the thirty-six weeks ended September 5, 2008, and September 7, 2007. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the eight months ended August 31, 2008, and August 31, 2007.

North American Full-Service Lodging includes Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Renaissance ClubSport.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007	Change 2008/2007	September 5, 2008	September 7, 2007	Change 2008/2007
Segment revenues	$1,239	$1,241	—%	$3,917	$3,767	4%

Segment results	$66	$78	-15%	$290	$324	-10%

Since the third quarter of 2007, across our North American Full-Service Lodging segment we added 14 properties (4,749 rooms) and three properties (613 rooms) left the system.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated North American full-service properties increased by 0.4 percent to $123.19, occupancy decreased by 1.4 percentage points to 74.6 percent, and average daily rates increased by 2.3 percent to $165.17.

The $12 million decrease in segment results, compared to the year-ago quarter, primarily reflected a $5 million decrease in owned, leased, and other revenue net of direct expenses and a $7 million decrease in incentive management fees.

The $7 million decrease in incentive management fees was largely due to lower property-level margins. Owned, leased, and other revenue net of direct expenses decreased by $5 million and primarily reflected lower contract termination fees received and the impact of one property undergoing renovation.

Cost reimbursements revenue and expenses associated with our North American Full-Service segment properties totaled $1,114 million compared to $1,117 million in the year-ago quarter.

Thirty-six Weeks. Compared to the year-ago period, RevPAR for comparable company-operated North American full-service properties increased by 1.7 percent to $127.92, occupancy decreased by 0.9 percentage points to 72.7 percent, and average daily rates increased by 3.0 percent to $176.02.

The $34 million decrease in segment results, compared to the first three quarters of 2007, primarily reflected a $23 million decrease in owned, leased, and other revenue net of direct expenses, a $6 million decrease in gains and other income, and a $12 million decrease in incentive management fees, partially offset by a $6 million increase in base management and franchise fees.

The $6 million increase in base management and franchise fees was largely due to unit growth. The $12 million decrease in incentive management fees was in part due to the recognition, in the first three quarters of 2007, of business interruption insurance proceeds totaling $3 million associated with Hurricane Katrina and also reflected lower property-level margins.

Owned, leased, and other revenue net of direct expenses decreased by $23 million and primarily reflected an unfavorable $6 million impact associated with two properties undergoing renovations in 2008, $3 million of losses associated with a new property, which opened in 2008, $4 million of lower contract termination fees received, $2 million of lower land rent income, and an unfavorable $3 million impact associated with one property sold.

Gains and other income was $6 million lower in the first three quarters of 2008, compared to the first three quarters of 2007, and primarily reflected a loss associated with one property that was sold in the 2008 period.

Cost reimbursements revenue and expenses associated with our North American Full-Service segment properties totaled $3,448 million compared to $3,299 million in the year-ago period.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007	Change 2008/2007	September 5, 2008	September 7, 2007	Change 2008/2007
Segment revenues	$544	$540	1%	$1,570	$1,541	2%

Segment results	$103	$119	-13%	$301	$337	-11%

Since the third quarter of 2007, across our North American Limited-Service Lodging segment we added 162 properties (18,696 rooms) and 21 properties (2,430 rooms) left the system. The properties that left the system were mainly older properties associated with our Fairfield Inn brand.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated North American limited-service properties decreased by 2.8 percent to $89.60, occupancy decreased by 2.3 percentage points to 74.0 percent, and average daily rates increased by 0.3 percent to $121.04.

The $16 million decrease in segment results, compared to the third quarter of 2007, primarily reflected $6 million of lower incentive management fees, $6 million of decreased owned, leased, corporate housing, and other revenue net of direct expenses, $3 million of lower franchise fees, and $2 million of lower gains and other income.

The $6 million decrease in incentive management fees was largely due to lower property-level revenue and property-level margins. The $3 million decrease in franchise fees reflected lower relicensing fees, partially offset by the impact associated with unit growth.

The $6 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses reflected that there were no franchise agreement termination fees in the 2008 quarter, compared to the receipt of $2 million of similar fees in the 2007 quarter, and $2 million of reduced results for leased properties reflecting lower revenue and margins.

Cost reimbursements revenue and expenses associated with our North American Limited-Service segment properties totaled $372 million compared to $357 million in the year-ago quarter.

Thirty-six Weeks. Compared to the year-ago period, RevPAR for comparable company-operated North American limited-service properties decreased by 0.6 percent to $89.92, occupancy decreased by 1.4 percentage points to 71.9 percent, and average daily rates increased by 1.3 percent to $125.09.

The $36 million decrease in segment results, compared to the first three quarters of 2007, reflected $29 million of lower incentive management fees, $12 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, and $4 million of lower gains and other income, partially offset by an $11 million increase in base management and franchise fees.

The $11 million increase in base management and franchise fees was largely due to unit growth. The $29 million decrease in incentive management fees was largely due to lower revenue and property-level margins and the recognition, in the first three quarters of 2007, of $15 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until 2007.

The $12 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected $3 million of franchise agreement termination fees received in the first three quarters of 2007, which were associated with eight Fairfield Inn properties that left our system, and lower revenue and margins at leased properties.

Cost reimbursements revenue and expenses associated with our North American Limited-Service segment properties totaled $1,078 million compared to $1,023 million in the year-ago period.

International Lodging includes International Marriott Hotels & Resorts, International JW Marriott Hotels & Resorts, International Renaissance Hotels & Resorts, International Courtyard, International Fairfield Inn, International Residence Inn, and Marriott Executive Apartments.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007	Change 2008/2007	September 5, 2008	September 7, 2007	Change 2008/2007
Segment revenues	$342	$343	-%	$1,093	$1,056	4%

Segment results	$50	$57	-12%	$179	$166	8%

Since the third quarter of 2007, across our International Lodging segment we added 19 properties (6,087 rooms) and 24 properties (5,512 rooms) left the system. The properties that left the system largely left due to quality issues.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated international properties increased by 5.0 percent to $134.06, occupancy decreased by 2.6 percentage points to 74.1 percent, and average daily rates increased by 8.7 percent to $180.96. Results for our international operations were strong across many regions. The Middle East, Central Europe, the Caribbean, and South America all had particularly strong RevPAR increases, compared to the year-ago quarter.

The $7 million decrease in segment results in the third quarter of 2008, compared to the year-ago quarter, primarily reflected a $17 million decrease in gains and other income, a $2 million decrease in joint venture equity earnings, and a $2 million increase in general, administrative, and other expenses, partially offset by a $9 million increase in incentive management fees and a $5 million increase in base management and franchise fees. The increase in fees was largely due to higher RevPAR, driven by rate increases and, to a lesser extent, the increase in fees related to unit growth. The decrease in gains and other income primarily reflected gains associated with the sale of real estate in 2007.

Cost reimbursements revenue and expenses associated with our International segment properties totaled $169 million compared to $173 million in the year-ago quarter.

Thirty-six Weeks. Compared to the year-ago period, RevPAR for comparable company-operated international properties increased by 6.7 percent to $136.65, occupancy decreased by 0.8 percentage points to 73.8 percent, and average daily rates increased by 7.8 percent to $185.19. Results for our international operations were strong across many regions. The Middle East, Central and Southeast Asia, South America, and Central Europe all had particularly strong RevPAR increases, compared to the year-ago period.

The $13 million increase in segment results in the first three quarters of 2008, compared to the year-ago period, primarily reflected a $25 million increase in incentive management fees, a $17 million increase in combined base management and franchise fees, a $3 million increase in owned, leased, and other revenue net of direct expenses, partially offset by a $21 million decrease in gains and other income, a $7 million increase in general, administrative, and other expenses, and a decrease of $3 million in joint venture equity earnings.

The increase in fees was largely due to higher RevPAR, driven by rate increases and, to a lesser extent, the increase in fees reflected unit growth and productivity improvements, which increased property-level margins and incentive management fees. The $3 million increase in owned, leased, and other revenue net of direct expenses primarily reflected increased termination fees received in the first three quarters of 2008.

Joint venture equity results were lower than the year-ago period by $3 million primarily reflecting an unfavorable $11 million impact associated with tax law changes in a country in which two joint ventures operate, mostly offset by a $9 million impact associated with insurance proceeds received by one of those same joint ventures.

The $21 million decrease in gains and other income in the first three quarters of 2008, compared to the first three quarters of 2007, reflected the recognition of gains totaling $6 million in 2008, as compared to gains in 2007 of $27 million. The 2007 gains primarily reflected a $10 million gain associated with the sale of a joint venture and a gain totaling $15 million associated with the sale of real estate. The $7 million increase in general, administrative, and other expenses reflected costs associated with unit growth and development.

Cost reimbursements revenue and expenses associated with our International segment properties totaled $501 million compared to $502 million in the year-ago period.

Luxury Lodging includes The Ritz-Carlton and Bulgari Hotels & Resorts.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007	Change 2008/2007	September 5, 2008	September 7, 2007	Change 2008/2007
Segment revenues	$357	$339	5%	$1,147	$1,048	9%

Segment results	$17	$15	13%	$66	$44	50%

Since the third quarter of 2007, across our Luxury Lodging segment we added eight properties (1,937 rooms) and two properties (608 rooms) left the system. In addition, we added five residential products (627 units) since the 2007 third quarter.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated luxury properties increased by 2.7 percent to $209.59, occupancy decreased by 1.5 percentage points to 70.9 percent, and average daily rates increased by 5.0 percent to $295.41.

The $2 million increase in segment results, compared to the third quarter of 2007, primarily reflected increased base management fees over the year-ago quarter associated with new properties added to the system and RevPAR growth driven by rate increases, partially offset by the receipt in the 2007 quarter of $2 million of business interruption insurance proceeds associated with Hurricane Katrina.

Cost reimbursements revenue and expenses associated with our Luxury segment properties totaled $294 million compared to $279 million in the year-ago quarter.

Thirty-six Weeks. Compared to the year-ago period, RevPAR for comparable company-operated luxury properties increased by 5.2 percent to $241.26, occupancy increased by 0.6 percentage points to 72.9 percent, and average daily rates increased by 4.4 percent to $330.84.

The $22 million increase in segment results, compared to the first three quarters of 2007, reflected a $9 million increase in base management and incentive management fees and $20 million of higher owned, leased, and other revenue net of direct expenses, partially offset by $5 million of increased general, administrative, and other expenses and $3 million of lower gains and other income. The increase in fees over the year-ago period reflected RevPAR growth driven by rate increases and new properties added to the system as well as the receipt in the 2007 period of $2 million of business interruption insurance proceeds associated with Hurricane Katrina.

The $20 million increase in owned, leased, and other revenue net of direct expenses reflected $7 million of improved results in 2008 associated with one property which was being renovated in 2007, $6 million of increased branding fees, and charges totaling $3 million in 2007 associated with a new property. The

$5 million increase in general, administrative, and other expenses primarily reflected costs associated with unit growth and development.

Cost reimbursements revenue and expenses associated with our Luxury segment properties totaled $933 million compared to $882 million in the year-ago period.

Timeshare includes Marriott Vacation Club, The Ritz-Carlton Club and Residences, Grand Residences by Marriott, and Horizons by Marriott Vacation Club.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007	Change 2008/2007	September 5, 2008	September 7, 2007	Change 2008/2007
Segment Revenues
Segment revenues	$463	$463	-%	$1,326	$1,438	-8%

Segment Results
Base fee revenue	$12	$10		$35	$30
Timeshare sales and services, net	47	45		137	224
Joint venture equity earnings	2	5		9	4
Minority interest	15	1		21	1
General, administrative, and other expense	(27)	(22)		(79)	(69)

Segment results	$49	$39	26%	$123	$190	-35%

Sales and Services Revenue
Development	$265	$279		$722	$846
Services	81	77		244	225
Financing	31	28		107	120
Other revenue	7	5		25	20

Sales and services revenue	$384	$389	-1%	$1,098	$1,211	-9%

Contract Sales
Timeshare	$283	$313		$859	$877
Fractional	18	12		34	27
Residential	(6)	6		33	6

Total company	295	331		926	910
Timeshare	—	7		—	23
Fractional	6	7		17	46
Residential	5	5		30	56

Total joint venture	11	19		47	125

Total Timeshare segment contract sales	$306	$350	-13%	$973	$1,035	-6%

Twelve Weeks. Timeshare segment contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential products before the adjustment for percentage-of-completion accounting. Timeshare segment contract sales decreased by $44 million (13 percent) compared to the 2007 third quarter to $306 million from $350 million. The decrease in Timeshare segment contract sales in the third quarter of 2008, compared to the year-ago quarter, reflected decreased timeshare contract sales as well as decreased residential contract sales, reflecting the soft real estate market. Somewhat offsetting the declines were higher timeshare sales associated with the Asia Pacific points program and stronger fractional sales at the new Lake Tahoe resort.

Timeshare segment revenues remained unchanged at $463 million relative to the 2007 quarter and reflected a $5 million decrease in Timeshare sales and services revenue, offset by a $3 million increase in cost reimbursements revenue and $2 million of increased base management fees. Timeshare sales and services revenue, compared to the year-ago quarter primarily reflected lower revenue from several projects with limited available inventory in 2008, and soft demand for fractional and residential projects. Offsetting the decrease was higher revenue associated with the Asia Pacific points program, revenue associated with projects that became reportable subsequent to the 2007 third quarter, and increased services and financing revenue. Timeshare segment revenues for the third quarters of 2008 and 2007 included $13 million and $11 million, respectively, of interest income associated with Timeshare segment notes receivable, which was recorded in our Condensed Consolidated Statements of Income in the “Timeshare sales and services” revenue line.

Segment results of $49 million in the third quarter of 2008 increased by $10 million from $39 million in the 2007 third quarter, and primarily reflected $2 million of increased base management fees, $2 million of higher Timeshare sales and services revenue net of direct expenses, a higher minority interest benefit of $14 million, partially offset by $5 million of higher general, administrative, and other expenses and $3 million of lower joint venture equity results.

The $2 million increase in Timeshare sales and services revenue net of direct expenses, primarily reflected $5 million of higher services revenue net of services expenses and $2 million of higher financing revenue net of financing expenses, mostly offset by $6 million of lower reacquired and resales revenue net of reacquired and resales expenses. Development revenue net of product costs and marketing and selling costs remained relatively unchanged and reflected lower revenue from several projects with limited available inventory in 2008 and lower demand for fractional and residential projects, partially offset by higher reportability in 2008 for newer projects that reached revenue recognition thresholds and favorable product costs compared to the year-ago quarter. In addition, development revenue net of product costs and marketing and selling costs reflected a $22 million pretax impairment charge. We recorded a pretax charge of $22 million ($10 million net of minority interest benefit) in the 2008 third quarter within the “Timeshare-direct” caption of our Condensed Consolidated Statements of Income related to the impairment of a fractional and whole ownership real estate project held for development by a joint venture that we consolidate. The adjustment was made in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to adjust the carrying value of the real estate to its estimated fair value at September 5, 2008. The downturn in market conditions including contract cancellations, and tightening in the credit markets, especially for jumbo mortgage loans, were the predominant items considered in our analysis. We estimated the fair value of the inventory utilizing a probability weighted cash flow model containing our expectations of future performance discounted at a 10 year risk-free interest rate determined from the yield curve for U.S. Treasury instruments (3.68 percent). The $15 million benefit associated with minority interest reflected our joint venture partner’s portion of the losses of subsidiaries that we consolidate. Most of this was due to a pretax benefit of $12 million in the 2008 third quarter representing our joint venture partner’s pretax share of the $22 million impairment charge. Accordingly, the impact of the impairment charge to our Timeshare segment was $10 million.

The increase in financing revenue, net of financing costs, primarily reflected higher accretion and interest income, and higher services revenue net of services expense primarily reflected lower expenses. The lower reacquired and resales revenue net of reacquired and resales expenses was driven by higher marketing and selling costs coupled with increased product cost relative to the 2007 quarter. Compared to the year-ago quarter, the $3 million decrease in joint venture equity results primarily reflected favorable prior year activity at one project for which the joint venture is now consolidated.

Cost reimbursements revenue and expenses associated with Timeshare segment properties totaled $67 million compared to $64 million in the year-ago quarter.

Thirty-six Weeks. Timeshare segment contract sales decreased by $62 million (6 percent) compared to the first three quarters of 2007 to $973 million from $1,035 million. The decrease in Timeshare segment contract sales in the first three quarters of 2008, compared to the year-ago period, reflected a small decrease in residential sales, more than offset by a $22 million decrease for fractional sales and a $41 million decrease in timeshare sales. Sales of fractional units were slow reflecting the soft real estate market. The decrease in timeshare contract sales reflected lower sales in 2008 associated with projects approaching sellout and lower demand, partially offset by higher sales associated with the Asia Pacific points program.

The $112 million decrease in Timeshare segment revenues to $1,326 million from $1,438 million reflected a $113 million decrease in Timeshare sales and services revenue, a $4 million decrease in cost reimbursements revenue, partially offset by $5 million of increased base management fees. The decrease in Timeshare sales and services revenue, compared to the year-ago period, primarily reflected lower revenue from projects with limited available inventory in 2008, a decrease of $17 million in note sale gains in the first three quarters of 2008 compared to the year-ago period, as well as revenue recognition for several projects in the first three quarters of 2007 that reached reportability thresholds. Partially offsetting the decrease was higher revenue associated with the Asia Pacific points program, revenue that became reportable subsequent to the 2007 period, and increased services revenue. Timeshare segment revenues for the first three quarters of 2008 and the first three quarters of 2007 included $42 million and $34 million, respectively, of interest income and note sale gains of $28 million and $45 million for the first three quarters of 2008 and 2007, respectively.

Segment results of $123 million in the first three quarters of 2008 decreased by $67 million from $190 million in the first three quarters of 2007, and reflected $87 million of lower Timeshare sales and services revenue net of direct expenses and $10 million of higher general, administrative, and other expenses, partially offset by $5 million of increased joint venture equity results, a $20 million higher minority interest benefit, and $5 million of increased base management fees.

The $87 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected $70 million of lower development revenue net of product costs and marketing and selling costs and $16 million of lower financing revenue net of financing expenses. Lower development revenue net of product costs and marketing and selling costs primarily reflected start-up costs in 2008 for newer projects, lower demand for fractional and residential projects, the impact of other projects nearing sell-out in 2008, and revenue recognition for several projects in the 2007 period that reached reportability thresholds. Additionally, the decrease reflected a $22 million pretax impairment charge ($10 million net of minority interest benefit) in 2008 as noted in the “Twelve Weeks” discussion. The $21 million benefit associated with minority interest reflected our joint venture partner’s portion of the losses of subsidiaries that we consolidate and includes the impact of the pretax benefit of $12 million in the 2008 third quarter associated with the impairment charge as noted in the “Twelve Weeks” discussion. Partially offsetting these unfavorable variances were higher reportability in 2008 for newer projects that reached reportability thresholds and favorable product costs compared to the year-ago period.

The decrease in financing revenue, net of financing costs, primarily reflected lower note sale gains in the first three quarters of 2008 compared to the 2007 period. The $5 million increase in joint venture equity results primarily reflected favorable reportability in the first three quarters of 2008 for our fractional and residential product in one joint venture. The $10 million increase in general, administrative, and other expenses reflected costs associated with development.

Cost reimbursements revenue and expenses associated with Timeshare segment properties totaled $193 million compared to $197 million in the year-ago period.

DISCONTINUED OPERATIONS

Synthetic Fuel

The tax credits provided under Internal Revenue Code Section 45K were only available for the production and sale of synthetic fuels produced from coal through December 31, 2007. Given high oil prices in 2007 and the anticipated phase out of a significant portion of tax credits available for synthetic fuel produced and sold in 2007, we permanently ceased operations at our synthetic fuel facilities on November 3, 2007, and now report this business as a discontinued operation. See Footnote No. 4, “Discontinued Operations-Synthetic Fuel,” in this report for additional information regarding the Synthetic Fuel segment.

Twelve Weeks. For the third quarter of 2007, the synthetic fuel operation generated revenue of $97 million. There was no income from the Synthetic Fuel segment in the third quarter of 2008 compared to $9 million in the third quarter of 2007.

Thirty-six Weeks. For the first three quarters of 2007, the synthetic fuel operation generated revenue of $253 million. Income from the Synthetic Fuel segment totaled $3 million, net of tax, in the first three quarters of 2008 and $59 million in the first three quarters of 2007. Income from the Synthetic Fuel segment of $3 million for the 2008 third quarter year-to-date period primarily reflected the recognition in the 2008 second quarter of additional tax credits as a result of the determination by the Secretary of the Treasury in the 2008 second quarter of the Reference Price of a barrel of oil for 2007, partially offset by obligations based on the amount of additional tax credits.

SHARE-BASED COMPENSATION

Under our 2002 Comprehensive Stock and Cash Incentive Plan, we award: (1) stock options to purchase our Class A Common Stock (“Stock Option Program”); (2) share appreciation rights (“SARs”) for our Class A Common Stock; (3) restricted stock units of our Class A Common Stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that are equal to the market price of our Class A Common Stock on the date of grant.

We granted 5.5 million restricted stock units and approximately 2.6 million SARs during the first three quarters of 2008 to certain officers and key employees. During that time period, we also granted approximately 218,000 stock options and issued 18,000 deferred stock units. See Footnote No. 5, “Share-Based Compensation,” earlier in this report for additional information on vesting periods and weighted average grant-date fair values.

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

Financial Accounting Standards No. 157, “Fair Value Measurements”

We adopted FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), on December 29, 2007, the first day of fiscal year 2008. FAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 29, 2007, this standard applied prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 3, 2009, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements. See Footnote No. 6, “Fair Value Measurements,” for additional information.

Our servicing assets and residual interests, which are measured using Level 3 inputs in the FAS No. 157 hierarchy, accounted for 86 percent of the total fair value of our financial assets at September 5, 2008, that are required to be measured at fair value using the guidance found in FAS No. 157. We treat the residual interests, including servicing assets, as trading securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, we recorded realized and unrealized gains or losses related to these assets in the “Timeshare sales and services” revenue caption in our Condensed Consolidated Statements of Income.

At the dates of sale and at the end of each reporting period, we estimate the fair value of our residual interests, including servicing assets, using a discounted cash flow model. The implementation of FAS No. 157 did not result in material changes to the models or processes used to value these assets. These transactions may utilize interest rate swaps to protect the net interest margin associated with the beneficial interest. The discount rates we use in determining the fair values of the residual interests are based on both the general level of interest rates in the market for the weighted average life of each pool and the assumed credit risk of the interests retained. We adjust these discount rates quarterly as interest rates and credit spreads in the market vary.

During 2008, we used the following key assumptions to measure the fair value of the residual interests, including servicing assets, at the date of sale: average discount rates of 9.23 percent; average expected annual prepayments, including defaults, of 24.01 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 76 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 35 months. Our key assumptions are based on experience with notes receivable and servicing assets.

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

We completed a stress test on the fair value of the residual interests, including servicing assets, as of the end of the 2008 third quarter to measure the change in value associated with independent changes in individual key variables. This methodology applied unfavorable changes that would be statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. Before we applied any of these stress test changes, we determined that the fair value of the residual interests, including servicing assets, was $271 million as of September 5, 2008.

Applying the stress tests, we concluded that each change to a variable shown in the table below would have the following impact on the valuation of our residual interests at the end of the 2008 third quarter.

	Decrease in Quarter- End Valuation (in millions)	Percentage Decrease
100 basis point increase in the prepayment rate	$4	1.5%
200 basis point increase in the prepayment rate	8	2.9%
100 basis point increase in the discount rate	6	2.2%
200 basis point increase in the discount rate	12	4.3%
Two month decline in the weighted average remaining term	2	0.9%
Four month decline in the weighted average remaining term	5	1.8%

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

Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”

We adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“FAS No. 159”), on December 29, 2007, the first day of our 2008 fiscal year. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While FAS No. 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

EITF Issue No. 07-6, “Accounting for Sales of Real Estate Subject to the Requirements of FASB Statement No. 66, ‘Accounting for Sales of Real Estate,’ When the Agreement Includes a Buy-Sell Clause”

We adopted EITF Issue No. 07-6, “Accounting for Sales of Real Estate Subject to the Requirements of FASB Statement No. 66, ‘Accounting for Sales of Real Estate,’ When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”), on December 29, 2007, the first day of our 2008 fiscal year. EITF 07-6 clarifies whether a buy-sell clause is a prohibited form of continuing involvement that would preclude partial sales treatment under FAS No. 66. EITF 07-6 is effective for new arrangements entered into and assessments of existing transactions originally accounted for under the deposit, profit sharing, leasing, or financing methods for reasons other than the exercise of a buy-sell clause performed in fiscal years 2008 and thereafter. The adoption of EITF 07-6 did not have a material impact on our financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Our Credit Facilities

At September 5, 2008, our available borrowing capacity amounted to $1.678 billion and reflected capacity of $2.5 billion under our multicurrency revolving credit facility (the “Credit Facility”), plus our cash balance of $117 million, less letters of credit outstanding totaling $128 million and less $811 million of outstanding commercial paper supported by the facility.

While we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and maintain hotels and to develop timeshare properties. Events over the past several months, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile.

In response to the historic events on Wall Street and the severe dislocation of the capital markets, in September 2008 (our 2008 fourth quarter) we borrowed under the Credit Facility to supplement dramatically reduced liquidity from the commercial paper market. We made these borrowings to fund anticipated short-term commercial paper maturities and, to a lesser extent, other general corporate needs, including working capital and capital expenditures. As of October 2, 2008, borrowings totaling $908 million were outstanding under the Credit Facility, and currently bear interest at the London Interbank Offered Rate (LIBOR) plus a spread of 35 basis points (0.35 percent), which is based on our public debt rating. We expect to replace these Credit Facility borrowings with commercial paper as stability returns to that market and we can again issue commercial paper on favorable terms.

Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc., which has $96 million (3.8 percent) of the $2.5 billion in commitments under the Credit Facility. Although LCPI, to date, has not filed for bankruptcy (to our knowledge), LCPI has not funded its share of our fourth quarter 2008 draws under the Credit Facility, and we have no reason to expect that LCPI will do so in the future. Accordingly, unless this situation changes, the total effective size of the Credit Facility is approximately $2.4 billion. The loss of $96 million in effective capacity is not material to us, and the Credit Facility, together with cash we expect to generate from operations, remains adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements.

We periodically evaluate opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons, or to further strengthen our financial position.

Cash and equivalents totaled $117 million at September 5, 2008, a decrease of $215 million from year-end 2007, reflecting activity for the thirty-six weeks ended September 5, 2008, as follows: purchases of treasury stock ($428 million); capital expenditures ($220 million); loan advances and other investing activities, net of loan collections and sales ($166 million); and dividend payments ($84 million). Partially offsetting these outflows were cash inflows associated with the following: operating cash inflows ($555 million); commercial paper and other debt issuances, net of debt repayments ($51 million); common stock issuances ($42 million); dispositions ($19 million); and other cash inflows ($16 million).

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

	Thirty-Six Weeks Ended
($ in millions)	September 5, 2008	September 7, 2007
Timeshare segment development (in excess of) less than cost of sales	$(212)	$6
New Timeshare segment mortgages, net of collections	(401)	(348)
Note repurchases	(37)	(21)
Financially reportable sales less than (in excess of) closed sales	68	(112)
Note sale gains	(28)	(45)
Note sale proceeds	237	270
Collection on retained interests in notes sold and servicing fees	74	81
Other cash inflows (outflows)	26	(11)

Net cash outflows from Timeshare segment activity	$(273)	$(180)

We estimate that, for the 20-year period from 2008 through 2027, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $3.4 billion.

Asset Securitizations

In June 2008, prior to the end of our second quarter, we sold to a newly formed trust $300 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. On the same day, the trust issued $246 million of the trust’s notes. In connection with the sale of notes receivable, we received net proceeds of $237 million. We retained residual interests with a fair value on the day of sale of $93 million. We recorded note sale gains totaling $28 million through the 2008 third quarter. We used the following key assumptions to measure the fair value of the residual interests, including servicing assets, at the date of sale: average discount rate of 9.23 percent; average expected annual prepayments, including defaults, of 24.01 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 76 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 35 months. Our key assumptions are based on our experience with Timeshare segment notes receivable that we originate.

Less favorable conditions in the asset securitization markets have reduced our gain from Timeshare segment note sales during the past year, as the trusts that purchased our mortgage notes have had to issue debt at higher relative interest rates and, in the second quarter 2008 transaction, we retained a larger residual interest in the trust. For example, in the 2008 second quarter note sale, the trust that purchased our mortgage notes issued AAA rated asset backed notes at a spread of 325 basis points over the 3.935 percent interest swap rate on LIBOR, compared to AAA note spreads of 100 basis points over the 4.782 percent interest swap rate on LIBOR for the 2007 fourth quarter note sale and 30 basis points over the 5.192 percent interest swap rate on LIBOR for the 2007 second quarter note sale. In addition, while the trusts in the fourth and second quarter 2007 securitizations each also issued 15.5 percent of the total principal amount of their asset backed notes at less than AAA ratings, we believed that the market for lower rated notes during the second quarter of 2008 was insufficient to permit issuance of AA, A, and BBB+ rated notes at attractive spreads. Accordingly, we decided to retain a larger residual interest in the trust for the second quarter 2008 transaction rather than having the trust offer lower rated notes.

While the Company’s timeshare loan portfolio remains strong, current conditions in the capital markets significantly lower the likelihood that the Company can complete a timeshare note sale in the 2008 fourth quarter.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2007 Form 10-K, other than those resulting from: 1) changes in the amount of outstanding debt; and 2) a new lease agreement we entered into as a lessee.

As of the end of the 2008 third quarter, debt had increased by $81 million to $3,046 million compared to $2,965 million at year-end 2007, reflecting increased commercial paper borrowings of $226 million, partially offset by the repayment upon maturity of $91 million of Series E Senior Notes in the 2008 first quarter and decreased mortgage and other debt of $54 million. Among other things, the increase in commercial paper debt was used for share repurchases and capital expenditures. At the end of the 2008 third quarter, future debt payments plus interest totaled $3,862 million and are due as follows: $55 million in 2008; $426 million in 2009 and 2010; $598 million in 2011 and 2012; and $2,783 million thereafter.

As further described in Footnote No. 19, “Leases,” future minimum lease payments associated with a lease entered into in 2008, for each of the next five years and thereafter are as follows: $3 million in 2008; $6 million in each of 2009, 2010, 2011, and 2012; and $36 million thereafter.

Share Repurchases

We purchased 11.9 million shares of our Class A Common Stock during the thirty-six weeks ended September 5, 2008, at an average price of $31.18 per share. See Part II, Item 2 of this Form 10-Q for additional information on our share repurchases, including the August 2007 authorized increase in the number of shares that may be repurchased. The Company does not anticipate meaningful share repurchase activity in the 2008 fourth quarter or in fiscal year 2009.

Dividends

In May 2008, our Board of Directors increased the quarterly cash dividend by 17 percent to $0.0875 per share.

Acquisitions and Dispositions

2008 Acquisitions

At year-end 2007, we were party to a venture that developed and marketed fractional ownership and residential products. In the first quarter of 2008, we purchased our partner’s interest in that joint venture and concurrent with this transaction, we purchased additional land from our partner as well. Cash consideration for this transaction totaled $37 million and we acquired assets and liabilities totaling $75 million and $38 million, respectively, on the date of purchase. In the 2008 second quarter, we closed on a transaction for the purchase of real estate for our timeshare operations. The total purchase price was approximately $62 million. Cash consideration totaled approximately $38 million, and non-current liabilities recorded as a result of this transaction were $24 million. In the 2008 third quarter, we closed on a transaction for the purchase of real estate for our timeshare operations for cash consideration of $47 million.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current slowdown in the lodging industry and the economy generally will continue to impact our financial results and growth. The present economic slowdown and the uncertainty over its breadth, depth and duration has had a negative impact on the lodging industry. Many economists have reported that the U.S. economy is slowing and may be in, or nearing, a recession. Substantial increases in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity stemming from higher fuel costs, have reduced demand for our hotel rooms and interval and fractional timeshare products. Accordingly, our financial results have been impacted by the economic slowdown and both our future financial results and growth could be further harmed if the economic slowdown continues for a significant period or becomes worse, or if transportation fuel costs remain at current high levels for an extended period or increase further.

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

Our lodging operations are subject to international, national, and regional conditions. Because we conduct our business on a national and international platform, our activities are susceptible to changes in the performance of regional and global economies. In recent years, our business was hurt by decreases in travel resulting from recent economic conditions, the military action in Iraq, and the heightened travel security measures that have resulted from the threat of further terrorism. Our future economic performance is similarly subject to the economic environment in the United States and other regions, which has become increasingly uncertain with recent failures and near failures of a number of large financial service companies such as Lehman Brothers, Fannie Mae, Freddie Mac, and American International Group (AIG), the resulting unknown pace of business travel, and the occurrence of any future incidents in the countries where we operate.

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

While we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop and maintain hotels and to develop timeshare properties, and we or our hotel owners may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and maintenance of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. Events over the past several months, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile. As a result, many current and prospective hotel owners are finding hotel financing to be increasingly expensive and difficult to obtain. In addition, the recent bankruptcy of Lehman Brothers may prevent some projects that are in construction or development, including a few in which the Company has minority equity investments, from drawing on existing Lehman Brothers financing commitments, and replacement financing may not be available or may only be available on less favorable terms. Delays, increased costs and other impediments to restructuring such projects may affect our ability to realize fees, recover loans and guarantee advances, or realize equity investments from such projects. Our ability to recover loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to recycle and raise new capital. In addition, downgrades of our public debt ratings by Standard & Poor’s, Moody’s Investor Service or similar companies could increase our cost of capital.

Continued or increased volatility in the credit markets will likely adversely impact our ability to sell the loans that our Timeshare business generates. Our Timeshare business provides financing to purchasers of our timeshare and fractional properties, and we periodically sell interests in those loans in the securities markets. Recent increased volatility in the credit markets will likely impact the timing and volume of the timeshare loans that we sell. Market conditions over the past year have resulted in terms that are less favorable to us than they have been historically, and further volatility and deterioration during the last few weeks will likely prevent a planned fourth quarter 2008 sale, may delay planned 2009 sales until the markets stabilize, or prevent us from selling our timeshare notes entirely. Although we expect to realize the economic value of our timeshare note portfolio even if future note sales are temporarily or indefinitely delayed, such delays could reduce or postpone future gains and could result in either increased borrowings to provide capital to replace anticipated proceeds from such sales or reduced spending in order to maintain our leverage and return targets.

Our development activities expose us to project cost, completion, and resale risks. We develop new hotel, timeshare interval, fractional ownership, and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. Our involvement in the development of properties presents a number of risks, including that: (1) construction delays, cost overruns, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods or fires may increase overall project costs or result in project cancellations; (2) we may be unable to recover development costs we incur for projects that are not pursued to completion; (3) conditions within capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or development of future properties; and (4) properties that we develop could become less attractive due to changes in mortgage rates, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate.

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

Changes in privacy law could adversely affect our ability to market our products effectively. Our Timeshare segment and, to a lesser extent, our other lodging segments, rely on a variety of direct marketing techniques, including telemarketing, email marketing, and postal mailings. Any further restrictions in laws such as the Telemarketing Sales Rule, CANSPAM Act, and various U.S. state laws, or new federal laws, regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of telemarketing, email, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of timeshare units and other products. We also obtain access to potential customers from travel service providers or other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 14, 2008-July 11, 2008	—	$—	—	24.6
July 12, 2008-August 8, 2008	1.2	26.10	1.2	23.4
August 9, 2008-September 5, 2008	2.1	27.34	2.1	21.3

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

3rd day of October, 2008

/s/ Arne M. Sorenson
Arne M. Sorenson Executive Vice President and Chief Financial Officer

/s/ Carl T. Berquist
Carl T. Berquist Executive Vice President, Financial Information and Enterprise Risk Management and Principal Accounting Officer