Form 10-K
period 2009-01-02
MARRIOTT INTERNATIONAL INC /MD/
filed 2009-02-12
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended January 2, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

  For the transition period from              to

Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (301) 380-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value (349,860,166 shares outstanding as of January 30, 2009)	New York Stock Exchange Chicago Stock Exchange

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates at June 13, 2008, was $7,851,648,093.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2009 Annual Meeting of Shareholders are incorporated by reference into

Part III of this report.

MARRIOTT INTERNATIONAL, INC.

FORM 10-K TABLE OF CONTENTS

FISCAL YEAR ENDED JANUARY 2, 2009

Throughout this report, we refer to Marriott International, Inc., together with its subsidiaries, as “we,” “us,” or “the Company.” Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown in the table below, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-End Date	Fiscal Year	Fiscal Year-End Date
2008	January 2, 2009	2003	January 2, 2004
2007	December 28, 2007	2002	January 3, 2003
2006	December 29, 2006	2001	December 28, 2001
2005	December 30, 2005	2000	December 29, 2000
2004	December 31, 2004	1999	December 31, 1999

PART I

Item 1.	Business.

We are a worldwide operator and franchisor of hotels and related lodging facilities. We were organized as a corporation in Delaware in 1997 and became a public company in 1998 when we were “spun off” as a separate entity by the company formerly named “Marriott International, Inc.” Our operations are grouped into the following five business segments:

Segment	Percentage of 2008 Total Revenues
North American Full-Service Lodging Segment	44%
North American Limited-Service Lodging Segment	17%
International Lodging Segment	12%
Luxury Lodging Segment	13%
Timeshare Segment	14%
Other unallocated corporate	—%

Prior to November 3, 2007, our operations also included our synthetic fuel business, which we now classify as discontinued operations.

Our business includes our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments. We develop, operate, and franchise hotels and corporate housing properties under 14 separate brand names, and we develop, operate, and market timeshare, fractional ownership, and residential properties under four separate brand names. We also provide services to home/condominium owner associations for projects associated with several of our brands.

Financial information by segment and geographic area for the 2008, 2007, and 2006 fiscal years appears in Footnote No. 19, “Business Segments,” of the Notes to our Consolidated Financial Statements included in this annual report.

Lodging

We operate or franchise 3,178 lodging properties worldwide, with 560,681 rooms as of year-end 2008 inclusive of 27 home and condominium products (2,482 units) for which we manage the related owners’ associations. In addition, we provided 2,332 furnished corporate housing rental units, which are not included in the totals. We believe that our portfolio of lodging brands is the broadest of any company in the world and that we are the leader in the quality tier of the vacation timesharing business. Consistent with our focus on management and franchising, we own very few of our lodging properties. We manage and franchise lodging properties employing the following brands:

North American Full-Service Lodging Segment	International Lodging Segment
• Marriott® Hotels & Resorts	• Marriott® Hotels & Resorts
• JW Marriott® Hotels & Resorts	• JW Marriott® Hotels & Resorts
• Renaissance® Hotels & Resorts	• Renaissance® Hotels & Resorts
• Renaissance ClubSport®	• Courtyard by Marriott®
• Fairfield Inn by Marriott®
North American Limited-Service Lodging Segment	• Residence Inn by Marriott®
• Courtyard by Marriott® (“Courtyard”)	• Marriott Executive Apartments®
• Fairfield Inn by Marriott® (“Fairfield Inn”)
• SpringHill Suites by Marriott ® (“SpringHill Suites”)
• Residence Inn by Marriott® (“Residence Inn”)	Timeshare Segment
• TownePlace Suites by Marriott® (“TownePlace Suites”)	• Marriott Vacation Club SM
• Marriott ExecuStay®	• The Ritz-Carlton Club® and Residences
• Grand Residences by Marriott®
Luxury Lodging Segment	• Horizons by Marriott Vacation Club®
• The Ritz-Carlton®
• Bulgari Hotels & Resorts®
• EditionSM *

*	At year-end 2008, no Edition properties were yet open.

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

Company-Operated Lodging Properties

At year-end 2008, we operated 1,058 properties (270,935 rooms) under long-term management agreements with property owners, 35 properties (9,165 rooms) under long-term lease agreements with property owners (management and lease agreements together, “the Operating Agreements”), and six properties (1,448 rooms) as owned. The figures noted for properties operated under long-term management agreements include 27 residential products (2,482 units) for which we manage the related owners’ associations.

Terms of our management agreements vary, but typically, we earn a management fee, which comprises a base management fee, which is a percentage of the revenues of the hotel and an incentive management fee, which is based on the profits of the hotel. Our management agreements also typically include reimbursement of costs of operations (both direct and indirect). Such agreements are generally for initial periods of 20 to 30 years, with options to renew for up to 50 or more additional years. Our lease agreements also vary, but may include fixed annual rentals plus additional rentals based on a percentage of annual revenues in excess of a fixed amount. Many of the Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Additionally, many of our Operating Agreements permit the owners to terminate the agreement if certain performance metrics are not met and financial returns fail to meet defined levels for a period of time and we have not cured such deficiencies.

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

Franchised Lodging Properties

We have franchising programs that permit the use of many of our lodging brand names and systems by other hotel owners and operators. Under these programs, we generally receive an initial application fee and continuing royalty fees, which typically range from 4 percent to 6 percent of room revenues for all brands, plus 2 percent to 3 percent of food and beverage revenues for certain full-service hotels. In addition, franchisees contribute to our national marketing and advertising programs and pay fees for use of our centralized reservation systems. At year-end 2008, we had 2,079 franchised properties (279,133 rooms).

Timeshare and Residential

We develop, operate, market, and sell timeshare interval, fractional ownership, and residential properties under four brand names and generate revenues from three primary sources: (1) selling fee simple and other forms of timeshare intervals and personal residences; (2) financing consumer purchases; and (3) operating the resorts. Many resorts are located adjacent to company-operated hotels, such as Marriott Hotels & Resorts and The Ritz-Carlton, and owners have access to certain hotel facilities during their vacation. Owners can trade their annual interval for intervals at other Marriott timesharing resorts or for intervals at certain timesharing resorts not otherwise sponsored by Marriott through a third-party exchange company. Owners can also trade their unused interval for points in the Marriott Rewards® frequent stay program, enabling them to stay at over 3,100 company-operated or franchised properties worldwide. We typically open our interval and fractional ownership projects over time with limited inventory available at any one time.

We also sell residential real estate in conjunction with luxury hotel development (Ritz-Carlton-Residential) and Timeshare segment projects (Ritz-Carlton Club-Residential and Grand Residences by Marriott-Residential) and receive branding fees for sales of such branded residential real estate by others. Residences developed in conjunction with hotels are typically constructed and sold by hotel owners with limited amounts, if any, of our capital at risk. We typically open our Timeshare segment residential projects over time with limited inventory available at any one time. While the worldwide residential market is very large, the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make our residential properties distinctive.

Seasonality

In general, business at company-operated and franchised properties is relatively stable and includes only moderate seasonal fluctuations. Business at some resort properties may be seasonal depending on location.

Relationship with Major Customer

We operate a number of properties under long-term management agreements that are owned or leased by Host Hotels & Resorts, Inc. (“Host”). In addition, Host is a partner in several partnerships that own properties operated by us under long-term management agreements. See Footnote No. 24, “Relationship with Major Customer,” in the Notes to our Consolidated Financial Statements included in this annual report for more information.

Summary of Properties by Brand

At year-end 2008, we operated or franchised the following properties by brand (excluding 2,332 corporate housing rental units):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels & Resorts	146	74,074	175	53,118
Marriott Conference Centers	11	3,133	—	—
JW Marriott Hotels & Resorts	11	6,736	5	1,552
Renaissance Hotels & Resorts	37	16,690	37	10,735
Renaissance ClubSport	1	174	1	175
The Ritz-Carlton	37	11,629	—	—
The Ritz-Carlton-Residential (1)	22	2,176	—	—
Courtyard	276	42,955	452	58,788
Fairfield Inn	2	855	558	48,823
SpringHill Suites	26	3,940	181	20,087
Residence Inn	134	18,566	421	47,686
TownePlace Suites	34	3,661	129	12,667
Marriott Vacation Club (2)	39	9,282	—	—
The Ritz-Carlton Club-Fractional (2)	7	339	—	—
The Ritz-Carlton Club-Residential (1), (2)	2	138	—	—
Grand Residences by Marriott-Fractional (2)	1	199	—	—
Grand Residences by Marriott-Residential (1), (2)	1	65	—	—
Horizons by Marriott Vacation Club (2)	2	444	—	—
Non-U.S. Locations
Marriott Hotels & Resorts	123	35,523	34	9,886
JW Marriott Hotels & Resorts	24	8,837	2	371
Renaissance Hotels & Resorts	51	17,298	14	4,317
The Ritz-Carlton	33	10,204	—	—
The Ritz-Carlton-Residential (1)	1	93	—	—
The Ritz-Carlton Serviced Apartments	3	478	—	—
Bulgari Hotels & Resorts	2	117	—	—
Marriott Executive Apartments	19	3,118	1	99
Courtyard	38	8,394	42	7,121
Fairfield Inn	—	—	9	1,109
SpringHill Suites	—	—	1	124
Residence Inn	1	190	17	2,475
Marriott Vacation Club (2)	10	2,071	—	—
The Ritz-Carlton Club-Fractional (2)	3	117	—	—
The Ritz-Carlton Club-Residential (1), (2)	1	10	—	—
Grand Residences by Marriott-Fractional (2)	1	42	—	—

Total	1,099	281,548	2,079	279,133

(1)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.
(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

The following table provides additional detail, by brand, as of year-end 2008, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	49	26
The Ritz-Carlton Club and Residences	10	8
Grand Residences by Marriott and Residences	3	3
Horizons by Marriott Vacation Club	2	2
Joint Ventures
The Ritz-Carlton Club and Residences	3	3

Total	67	42

(1)	Includes products that are in active sales as well as those that are sold out. Residential products are included once they possess a certificate of occupancy.
(2)	Products in active sales may not be ready for occupancy.

Summary of Properties by Country

At year-end 2008, we operated or franchised properties in the following 66 countries and territories:

Country	Properties (1)	Rooms (1)
Americas
Argentina	1	318
Aruba	4	1,634
Bahamas	2	22
Brazil	4	1,116
Canada	58	12,277
Cayman Islands	4	929
Chile	2	485
Costa Rica	4	930
Curacao	1	247
Dominican Republic	2	445
Ecuador	1	257
El Salvador	1	133
Honduras	1	153
Jamaica	1	427
Mexico	18	4,329
Panama	2	415
Peru	1	300
Puerto Rico	6	1,703
Saint Kitts and Nevis	2	537
Trinidad and Tobago	1	119
United States	2,748	448,687
U.S. Virgin Islands	5	919
Venezuela	1	269

Total Americas	2,870	476,651
United Kingdom and Ireland
Ireland	7	1,121
United Kingdom (England, Scotland, and Wales)	54	10,662

Total United Kingdom and Ireland	61	11,783

(1)	Includes Timeshare products that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

Country	Properties (1)	Rooms (1)
Middle East and Africa
Armenia	1	226
Bahrain	2	452
Egypt	8	3,564
Israel	1	342
Jordan	3	644
Kuwait	2	573
Qatar	3	910
Saudi Arabia	3	749
Turkey	5	1,470
United Arab Emirates	6	1,150

Total Middle East and Africa	34	10,080
Asia
China	41	16,279
Guam	1	357
India	6	1,518
Indonesia	9	1,872
Japan	10	3,155
Malaysia	7	3,019
Pakistan	2	506
Philippines	2	899
Singapore	2	1,003
South Korea	4	1,502
Thailand	13	3,355
Vietnam	2	874

Total Asia	99	34,339

Australia	8	2,353

Continental Europe
Austria	8	1,973
Belgium	5	878
Czech Republic	5	937
Denmark	1	401
France	10	2,557
Georgia	2	245
Germany	29	6,819
Greece	1	314
Hungary	2	472
Italy	9	1,873
Kazakhstan	3	465
Netherlands	3	921
Poland	2	754
Portugal	4	1,164
Romania	1	402
Russia	9	2,321
Spain	9	2,359
Switzerland	3	620

Total Europe	106	25,475

Total-All Countries and Territories	3,178	560,681

(1)	Includes Timeshare products that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

Descriptions of Our Brands

North American Full-Service Segment, North American Limited-Service Segment,

and International Segment Lodging Products

Marriott Hotels & Resorts is our global flagship brand, primarily serving business and leisure upper-upscale travelers and meeting groups. Marriott properties are located in downtown, urban, and suburban areas, near airports, and at resort locations. Marriott inspires your best performance during travel, engineering an experience with the services and human touches that help you achieve and recharge.

Typically, properties contain 300 to 700 well-appointed rooms, the Revive bedding package, in-room high-speed Internet access, swimming pools, convention and banquet facilities, destination-driven restaurant and lounges, room service, concierge lounges, wireless Internet access in public places, and parking facilities. Eighteen properties have over 1,000 rooms. Many resort properties have additional recreational facilities, such as tennis courts, golf courses, additional restaurants and lounges, and many have spa facilities. New and renovated properties typically reflect the Great Room, a reinvented lobby featuring functional seating, state-of-the-art technology, and innovative food and beverage concepts in a stylish setting, as well as the new Marriott guest room, which features contemporary residential design, warm colors, rich woods and architectural detail, flat-screen high-definition televisions, “plug and play” technology, and bathrooms reflecting spa-like luxury. At year-end 2008, there were 478 Marriott Hotels & Resorts properties (172,601 rooms), excluding JW Marriott Hotels & Resorts and Marriott Conference Centers.

At year-end 2008, there were 11 Marriott Conference Centers (3,133 rooms) throughout the United States. Some of the centers are used exclusively by employees of sponsoring organizations, while others are marketed to outside meeting groups and individuals. In addition to the features found in a typical Marriott full-service property, the centers typically include expanded meeting room space, banquet and dining facilities, and recreational facilities.

JW Marriott Hotels & Resorts is the Marriott brand’s collection of luxurious properties and resorts that cater to accomplished, discerning travelers seeking an elegant environment and personal service. At year-end 2008, there were 42 properties (17,496 rooms) primarily located in gateway cities and upscale locations throughout the world. JW Marriott Resorts offer attentive service and exceptional amenities, many with world-class golf and spa facilities. In addition to the features found in a typical Marriott full-service property, the facilities and amenities at JW Marriott Hotels & Resorts properties normally include larger guest rooms, higher end décor and furnishings, upgraded in-room amenities, upgraded concierge lounges, business centers and fitness centers, and 24-hour room service.

Marriott Hotels & Resorts, Marriott Conference Centers, and JW Marriott Hotels & Resorts Geographic Distribution at Year-End 2008	Properties
United States (42 states and the District of Columbia)	348	(138,613 rooms)

Non-U.S. (56 countries and territories)
Americas	40
Continental Europe	36
United Kingdom and Ireland	53
Asia	33
Middle East and Africa	16
Australia	5

Total Non-U.S.	183	(54,617 rooms)

Renaissance Hotels & Resorts is a distinctive, global, full-service brand that targets business and leisure travelers seeking to expand their horizons and live life to the fullest.

Renaissance Hotels & Resorts properties are generally located at downtown locations in major cities, in suburban office parks, near major gateway airports, and in destination resorts. Renaissance hotels echo and embrace their locales-from exquisite, historic castles, to meticulously modern skyscrapers. Most properties contain from 300 to 500 rooms, featuring indigenous and intriguing design elements, distinctive restaurants and lounges, unique in-room dining options, state-of-the-art technology, and inspiring meeting and banquet facilities. At year-end 2008, there were 141 Renaissance Hotels & Resorts properties (49,389 rooms), including two Renaissance ClubSport properties (349 rooms).

Renaissance Hotels & Resorts Geographic Distribution at Year-End 2008	Properties
United States (28 states and the District of Columbia)	76	(27,774 rooms)

Non-U.S. (30 countries and territories)
Americas	7
Continental Europe	23
United Kingdom and Ireland	4
Asia	24
Middle East and Africa	7

Total Non-U.S.	65	(21,615 rooms)

Courtyard is our upper-moderate price select-service hotel product aimed primarily at transient business travel. Courtyard hotels maintain a residential atmosphere and typically contain 90 to 150 rooms in suburban locales and 140 to 340 rooms in downtown domestic and international locales. Well-landscaped grounds typically include a courtyard with a pool and social areas. Hotels feature functionally designed quality guest rooms and meeting rooms, free in-room high-speed Internet access, free wireless high-speed Internet access (Wi-Fi) in the lobby (in North America), a swimming pool, an exercise room, and The Market (a self-serve food store open 24 hours a day). While many hotels currently offer a breakfast buffet, the brand is in the early phases of a transition to a new state-of-the-art lobby design that offers appealing food and beverage offerings for breakfast and dinner, increased technology and media focus, flexible seating and lighting, and enhanced service offerings. The new lobby environment provides multifunctional space with a variety of options that allow guests to work or relax at their own pace. We believe that the transition to the new lobby design will keep Courtyard well positioned against its competition, providing better value through superior facilities and guest service. At year-end 2008, there were 808 Courtyards (117,258 rooms) operating in 29 countries and territories.

Courtyard Geographic Distribution at Year-End 2008	Properties
United States (48 states and the District of Columbia)	728	(101,743 rooms)

Non-U.S. (28 countries and territories)
Americas	31
Continental Europe	31
United Kingdom and Ireland	1
Asia	12
Middle East and Africa	2
Australia	3

Total Non-U.S.	80	(15,515 rooms)

Fairfield Inn is our hotel brand that competes in the moderate-price tier and is primarily aimed at value-conscious individual business travelers. Fairfield Inn (which includes Fairfield Inn & Suites) offers a broad range of amenities, including free in-room high-speed Internet access and free wireless high-speed Internet access (Wi-Fi) in the lobby, on-site business services (copying, faxing, and printing), a business center/lobby computer with Internet access and print capability, a swimming pool, complimentary hot “Early Eats®” continental breakfast, and exercise facilities (at most locations). A typical Fairfield Inn or Fairfield Inn & Suites property has 60 to 140 rooms in suburban locations and up to 200 rooms in urban destinations. At year-end 2008, there were 296 Fairfield Inn properties and 273 Fairfield Inn & Suites properties (569 hotels total), operating in the United States, Canada, and Mexico.

Fairfield Inn and Fairfield Inn & Suites Geographic Distribution at Year-End 2008	Properties
United States (46 states)	560	(49,678 rooms)

Non-U.S. Americas (Canada and Mexico)	9	(1,109 rooms)

SpringHill Suites is our all-suite brand in the upper-moderate-price tier primarily targeting business travelers. SpringHill Suites properties typically have 90 to 165 studio suites that have approximately 25 percent more space than a traditional hotel guest room with separate areas for sleeping, working, and relaxing. The brand offers a broad range of amenities, including free in-room high-speed Internet access and free wireless high-speed Internet access (Wi-Fi) in the lobby, The Market (a self-serve food store open 24 hours a day), complimentary “Suite Seasons®” hot breakfast buffet, lobby computer and on-site business services (copying, faxing, and printing), exercise facilities, and a swimming pool. At year-end 2008, there were 208 properties (24,151 rooms) located in the United States and Canada.

Residence Inn is North America’s leading extended-stay brand. For today’s marathon business traveler, Residence Inn allows guests on long-term trips to experience all the comforts of home while traveling so that they can ‘Thrive on Long Stays’ in a particular location. Residence Inn provides connectivity to home and office, exercise options and comfortable places to work or relax. Residence Inn also provides upscale design and style, spacious suites with full kitchens, separate sleeping areas and “real” food at social events or in suite. At year-end 2008, there were 573 Residence Inn properties (68,917 rooms) located in the United States, Canada, and Mexico.

Residence Inn Geographic Distribution at Year-End 2008	Properties
United States (47 states and the District of Columbia)	555	(66,252 rooms)

Non-U.S. Americas (Canada and Mexico)	18	(2,665 rooms)

TownePlace Suites is a moderately priced extended-stay hotel product that is designed to appeal to business and leisure travelers who stay for five nights or more. Designed for the self-sufficient, value-conscious traveler, each suite generally provides functional spaces for living and working, including a full kitchen and a home office. TownePlace Suites associates are trained to provide insightful local knowledge, and each hotel specializes in delivering service that helps guests settle in to the local area. Additional amenities include housekeeping services, on-site exercise facilities, an outdoor pool, 24-hour staffing, free in-room high-speed Internet access, and laundry facilities. At year-end 2008, 163 TownePlace Suites properties (16,328 rooms) were located in 38 states.

Marriott ExecuStay provides furnished corporate apartments primarily for long-term stays nationwide. ExecuStay owns no residential real estate and provides units primarily through short-term lease agreements with apartment owners and managers and franchise agreements. At year-end 2008, Marriott leased approximately 2,400 apartments and our 11 franchisees leased nearly 2,700 apartments. Apartments are located in 45 different markets in the United States, of which 37 are franchised.

Marriott Executive Apartments. We provide temporary housing (“Serviced Apartments”) for business executives and others who need quality accommodations outside their home country, usually for 30 or more days. Some Serviced Apartments operate under the Marriott Executive Apartments brand, which is designed specifically for the long-term international traveler. At year-end 2008, 17 Marriott Executive Apartments and three other Serviced Apartments properties (3,217 rooms total) were located in 14 countries and territories. All Marriott Executive Apartments are located outside the United States.

Luxury Segment Lodging Products

The Ritz-Carlton is a leading global luxury lifestyle brand of hotels and resorts renowned for their distinctive architecture and for the high quality level of their facilities, dining options, and exceptional personalized guest service. Most of The Ritz-Carlton hotels have 250 to 400 guest rooms and typically include meeting and banquet facilities, a variety of restaurants and lounges, a club level, gift shops, high-speed Internet access, flat-screen high-definition televisions, swimming pools, and parking facilities. Guests at most of The Ritz-Carlton resorts have access to additional recreational amenities, such as tennis courts, golf courses, and health spas. A number of the domestic hotels also include residences that provide luxurious real estate choices from one-bedroom apartments to spacious penthouses. All owners of the residences can avail themselves of the services and facilities offered by the hotel.

The Ritz-Carlton Geographic Distribution at Year-End 2008 (1)	Properties
United States (16 states and the District of Columbia)	59	(13,805 rooms)

Non-U.S. (22 countries and territories)
Americas	7
Continental Europe	7
United Kingdom and Ireland	1
Asia	16
Middle East and Africa	6

Total Non-U.S.	37	(10,775 rooms)

(1)	Includes 23 home and condominium projects (2,269 units) for which we manage the related owners’ associations.

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

Edition. In 2007, we announced that we had entered into an agreement with hotel innovator Ian Schrager to create next-generation lifestyle boutique hotels to be designed by Schrager and operated by Marriott. The Edition brand will offer a personal, intimate, individualized, and unique lodging experience on a global scale. These new lifestyle boutique hotels will attempt to push the boundaries, break new ground, and take the hotel industry to a new level. The first Edition hotel is expected to open in 2010.

Timeshare Segment Lodging Products

The Marriott Vacation Club (“MVC”) brand offers full-service villas featuring living and dining areas, one-, two-, and three-bedroom options, a full kitchen, and washer/dryer units. Customers may purchase a one-week interval or more at each resort. In 49 locations worldwide, this brand draws United States and international customers who vacation regularly with a focus on family, relaxation, and recreational activities. In the United States, in addition to other areas, MVC is located in beach and/or golf communities in Arizona, California, South Carolina, Florida, and Hawaii, in ski resorts in California, Colorado, and Utah, and in Las Vegas, Nevada. Internationally, MVC has resorts in Aruba, France, Spain, St. Thomas (U.S. Virgin Islands), the West Indies, and Thailand.

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

The Timeshare segment’s owner base continues to expand, with approximately 391,000 owners at year-end 2008, compared to approximately 371,000 at year-end 2007.

Timeshare (all brands) Geographic Distribution at Year-End 2008	Resorts	Units
Continental United States	46	8,895
Hawaii	6	1,572
Caribbean	8	1,038
Europe	5	925
Asia	2	277

Total	67	12,707

Other Activities

Marriott Golf manages 43 golf course facilities as part of our management of hotels and for other golf course owners.

We operate 13 systemwide hotel reservation centers, eight in the United States and Canada and five in other countries and territories, which handle reservation requests for our lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and lease the others.

We focus on increasing value for the consumer and “selling the way the customer wants to buy.” Our Look No Further® Best Rate Guarantee gives customers access to the same rates whether they book through our telephone reservation system, our Web site or any other Marriott reservation channel. Also key to our success is our strong Marriott Rewards loyalty program, and our information-rich and easy-to-use www.Marriott.com Web site. Our reservation system manages and controls inventory availability and pricing set by our hotels, and allows us to utilize online and offline agents where cost effective. With almost 3,200 hotels, economies of scale enable us to minimize costs per occupied room, drive profits for our owners, and maximize our fee revenue.

In late 2007, we rolled out Sales Force One, a sales deployment strategy that aligns sales efforts around customer needs. We believe that this strategy will reduce duplication of sales efforts and enable coverage for a larger number of accounts. To support this strategy, we have begun realigning our sales organization to provide a primary point of contact for group, business transient, extended stay, and catering customers. The realigned sales organization will be known as Global Sales, which will be made up of four components: Enterprise Sales, which is responsible for setting overall segment strategies and account-specific strategies for large corporate and association customers; Area Sales, assigned to a designated geographical area, and which is responsible for proactively selling a cross-brand portfolio; Property Sales, which is responsible for booking group and catering business that falls outside Sales Office parameters; and The Sales Office, which is responsible for evaluating and closing inbound leads, developing new business and executing event planning for select service and extended stay hotels.

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

Competition

We encounter strong competition both as a lodging operator and as a franchisor. We believe that by operating a number of hotels among our brands, we stay in direct touch with customers and react to changes in the marketplace more quickly than chains that rely exclusively on franchising. There are approximately 815 lodging management companies in the United States, including several that operate more than 100 properties. These operators are primarily private management firms, but also include several large national chains that own and operate their own hotels and also franchise their brands. Our management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

In the current economic environment, faced with softening demand, we have taken steps to reduce operating costs. Due to the competitive nature of our industry, we have focused these efforts on areas that have limited or no impact on the guest experience. While additional reductions may become necessary to preserve operating margins, we would expect to implement any such efforts in a manner designed to maintain customer loyalty, owner preference, and associate satisfaction, to help maintain or increase our market share.

Affiliation with a national or regional brand is prevalent in the U.S. lodging industry. In 2008, approximately 68 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is fairly concentrated, with the six largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.

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

Properties that we operate or franchise are regularly upgraded to maintain their competitiveness. Most of our management agreements provide for the allocation of funds, generally a fixed percentage of revenue, for periodic renovation of buildings and replacement of furnishings. These ongoing refurbishment programs, along with periodic brand initiatives, are generally adequate to preserve or enhance the competitive position and earning power of the hotels and timeshare properties. Competitor hotels converting to one of Marriott’s brands typically complete renovations in conjunction with the conversion.

The vacation ownership industry is comprised of a number of highly competitive companies including several branded hotel companies. Since entering the timeshare industry in 1984, we have become a recognized leader in vacation ownership worldwide. Competition in the timeshare interval, fractional, and residential business is based primarily on the quality and location of timeshare resorts, trust in the brand, the pricing of product offerings, and the availability of program benefits, such as exchange programs. We believe that our focus on offering distinct vacation experiences, combined with our financial strength, diverse market presence, strong brands, and well-maintained properties, will enable us to remain competitive. Approximately 53 percent of our timeshare ownership resort sales come from additional purchases by or referrals from existing owners.

Marriott Rewards is a frequent guest program with over 30 million members and nine participating Marriott brands. The Marriott Rewards program yields repeat guest business by rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 32 participating airline programs. We believe that Marriott Rewards generates substantial repeat business that might otherwise go to competing hotels and allows the company to tailor promotional offerings to guest needs and interests. In 2008, approximately 50 percent of our room nights were purchased by Marriott Rewards members. In addition, the ability of timeshare owners to convert unused intervals into Marriott Rewards points enhances the competitive position of our timeshare brands. Effective January 15, 2009, the Marriott Rewards program eliminated blackout dates at nearly 2,900 hotels worldwide, giving Marriott Rewards members greater access to redemption nights at the Company’s brands.

In the recent difficult economic climate, Marriott has rolled out aggressive new marketing programs to drive demand, leveraging Marriott Rewards and www.Marriott.com.

Discontinued Operations

Synthetic Fuel

Our synthetic fuel operation consisted of four coal-based synthetic fuel production facilities (the “Facilities”). Because tax credits under Section 45K of the IRC are not available for the production and sale of synthetic fuel produced from coal after calendar year-end 2007, we shut down the Facilities and permanently ceased production of synthetic fuel in late 2007. Accordingly, we now report this business segment as a discontinued operation. Contemporaneously with the shutdown, we transferred the Facilities to the lessors of the sites where the Facilities were located in exchange for the release of our obligations under the leases to restore the premises to their original conditions. The book value of the Facilities was zero at year-end 2007, as a result of the Facilities being transferred to the lessors. Costs associated with shutting down the synthetic fuel operation and transferring the Facilities to the site lessors were not material.

Employee Relations

At year-end 2008, we had approximately 146,000 employees, approximately 8,300 of which were represented by labor unions. We believe relations with our employees are positive.

Environmental Compliance

Our compliance with laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.

Internet Address and Company SEC Filings

Our Internet address is www.Marriott.com. On the investor relations portion of our Web site, www.Marriott.com/investor, we provide a link to our electronic SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing. The information found on our Web site is not part of this or any other report we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”).

Item 1A.	Risk Factors.

Forward-Looking Statements

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations, which follow under the headings “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

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

We are subject to the range of operating risks common to the hotel, timeshare, and corporate apartment industries. The profitability of the hotels, vacation timeshare resorts, and corporate apartments that we operate or franchise may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms, timeshare interval, fractional ownership, and residential products, and apartments;

(2)	international, national, and regional economic and geopolitical conditions;

(3)	the impact of war, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats;

(4)	the desirability of particular locations and changes in travel patterns;

(5)	travelers’ fears of exposure to contagious diseases, such as Avian Flu and Severe Acute Respiratory Syndrome (“SARS”);

(6)	the occurrence of natural disasters, such as earthquakes, tsunamis, and hurricanes;

(7)	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures, and costs;

(8)	the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, franchising, timeshare, lending, privacy, marketing and sales, licensing, labor, employment, immigration and environmental laws, and regulations applicable under the Office of Foreign Asset Control and the Foreign Corrupt Practices Act;

(9)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

(10)	regional and national development of competing properties;

(11)	increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business or the cost of travel for our customers, including recent increases in energy costs and any resulting increase in travel costs or decrease in airline capacity;

(12)	organized labor activities, which could cause the diversion of business from hotels involved in labor negotiations, loss of group business, and/or increased labor costs; and

(13)	foreign currency exchange fluctuations.

Any one or more of these factors could limit or reduce the demand or the prices our hotels are able to obtain for hotel rooms, timeshare units, residential units, and corporate apartments or could increase our costs and therefore reduce the profit of our lodging businesses. Reduced demand for hotels could also give rise to losses under loans, guarantees, and minority equity investments that we have made in connection with hotels that we manage. Even where such factors do not reduce demand, property-level profit margins may suffer if we are unable to fully recover increased operating costs from our guests. Similarly, our fee revenue could be impacted by weak property-level revenue or profitability.

Our hotel management and franchise agreements may also be subject to premature termination in certain circumstances, such as the bankruptcy of a hotel owner or franchisee, or a failure under some agreements to meet specified financial or performance criteria that are subject to the risks described in this section, which the Company fails or elects not to cure. A significant loss of agreements due to premature terminations could hurt our financial performance or our ability to grow our business.

The current general economic recession and the slowdown in the lodging and timeshare industries will continue to impact our financial results and growth. The present economic recession and the uncertainty over its depth and duration will continue to have a negative impact on the lodging and timeshare industries. There is now general consensus among economists that the economies of the U.S., Europe and much of the rest of the world are now in a recession, and we are experiencing reduced demand for our hotel rooms and timeshare products. Accordingly, our financial results have been impacted by the economic slowdown and we expect that our future financial results and growth will be further harmed while the recession continues.

Operational Risks

Our lodging operations are subject to international, national, and regional conditions. Because we conduct our business on a national and international platform, our activities are susceptible to changes in the performance of regional and global economies. In recent years, our business has been hurt by decreases in travel resulting from recent economic conditions, the military action in Iraq, and the heightened travel security measures that have resulted from the threat of further terrorism. Our future economic performance is similarly subject to the economic environment in the United States and other regions, which has become increasingly uncertain with recent failures and near failures of a number of large financial service companies, the current worldwide recession, the resulting unknown pace of business travel, and the occurrence of any future incidents in the countries where we operate.

New branded hotel products that we launch in the future may not be successful. We may in the future launch additional branded hotel products. We cannot assure that these brands will be accepted by hotel owners, potential franchisees, or the traveling public, that we will recover the costs we incurred in developing the brands, or that the brands will be successful. In addition, each of these new brands involves cooperation and/or consultation with a third party, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties regarding areas of consultation or shared control could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.

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

We may have disputes with the owners of the hotels that we manage or franchise. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and may give rise to disagreements in some instances. Such disagreements may be more likely as hotel returns are depressed as a result of the current economic recession. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners but have not always been able to do so. Failure to resolve such disagreements has in the past resulted in litigation, and could do so in the future.

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

Development and Financing Risks

While we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop and improve hotels and to develop timeshare properties, and we or our hotel owners may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and improvement of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. Events over the past several months, including recent failures and near failures of a number of large financial service companies and the contraction of available liquidity and leverage have impaired the capital markets for hotel and real estate investments. As a result, many current and prospective hotel owners are finding hotel financing on commercially viable terms to be difficult or impossible to obtain. In addition, the bankruptcy of Lehman Brothers and the financial condition of other lenders has prevented some projects that are in construction or development, including a few in which the Company has minority equity investments, from drawing on existing financing commitments, and replacement financing may not be available or may only be available on less favorable terms. Delays, increased costs and other impediments to restructuring such projects will reduce our ability to realize fees, recover loans and guarantee advances, or realize equity investments from such projects. Our ability to recover loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to recycle and raise new capital. In addition, any future downgrade of our credit ratings by Standard & Poor’s, Moody’s Investor Service or other rating agencies could reduce our availability of capital and increase our cost of capital.

Continued or increased volatility in the credit markets will likely continue to impair our ability to sell the loans that our Timeshare business generates. Our Timeshare business provides financing to purchasers of our timeshare and fractional properties, and we periodically sell interests in those loans in the securities markets. Recent declines in the credit markets will likely continue to impair the timing and volume of the timeshare loans that we sell. Market conditions during the first half of 2008 resulted in terms that were less favorable to us than they were historically, and further deterioration prevented a planned fourth quarter 2008 sale, may delay planned 2009 sales or sharply increase their cost to us until the markets stabilize, or prevent us from selling our timeshare notes entirely. Although we expect to realize the economic value of our timeshare note portfolio even if future note sales are temporarily or indefinitely delayed, such delays in note sales could reduce or postpone future gains, cause us to reduce spending in order to maintain our leverage and return targets, and could also result in increased borrowing to provide capital to replace proceeds from such sales.

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

Our development activities expose us to project cost, completion, and resale risks. We develop new hotel, timeshare interval, fractional ownership, and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. Our involvement in the development of properties presents a number of risks, including that: (1) recent and continued declines in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or development of future properties; (2) properties that we develop could become less attractive due to increases in mortgage rates and/or decreases in mortgage availability, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate; (3) construction delays, cost overruns, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for projects that are not pursued to completion.

Development activities that involve our co-investment with third parties may result in disputes that could increase project costs, impair project operations, or increase project completion risks. Partnerships, joint ventures, and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. Although we actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, actions by another investor may present additional risks of project delay, increased project costs, or operational difficulties following project completion. Such disputes may also be more likely in the current difficult investment environment.

Risks associated with development and sale of residential properties that are associated with our lodging and timeshare properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, through minority interests and/or licensing fees, in the development and sale of residential properties associated with our brands, including luxury residences, and condominiums under our Ritz-Carlton and Marriott brands. Such projects pose additional risks beyond those generally associated with our lodging and timeshare businesses, which may reduce our profits or compromise our brand equity, including the following:

•

Recent decreases in residential real estate, vacation home prices, and demand generally, will reduce our profits and could even result in losses on residential sales, increase our carrying costs due to a slower pace of sales than we anticipated, and could make it more difficult to convince future hotel development partners of the value added by our brands;

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

An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our revenues. Some of our hotel rooms are booked through Internet travel intermediaries, such as Expedia.com®, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although Marriott’s Look No Further® Best Rate Guarantee has greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked online keywords such as “Marriott”

from Internet search engines such as Google® and Yahoo® to steer customers toward their Web sites (a practice currently being challenged by various trademark owners in federal court). Although Marriott has successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ Web sites is too large to permit us to eliminate this risk entirely. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from Marriott.com, or through their fees increasing the overall cost of internet bookings for our hotels.

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

Other Risks

If we cannot attract and retain talented associates, our business could suffer. We compete with other companies both within and outside of our industry for talented personnel. If we are not able to recruit, train, develop and retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency or internal control failures. Insufficient numbers of talented associates could also limit our ability to grow and expand our businesses.

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

Company-operated properties are described in Part I, Item 1., “Business,” earlier in this report. We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. Most of our regional offices and reservation centers, both domestically and internationally, are located in leased facilities. We also lease space in six office buildings with combined space of approximately 1.3 million square feet in Maryland and Florida where our corporate, Ritz-Carlton, and Marriott Vacation Club International headquarters are located.

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

Executive Officers of the Registrant

See Part III, Item 10 of this report for information about our executive officers.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

The range of prices of our common stock and dividends declared per share for each quarterly period within the last two years are as follows:

	Stock Price		Dividends Declared Per Share
	High	Low
2007 First Quarter	$51.50	$44.79	$0.0625
Second Quarter	52.00	43.90	0.0750
Third Quarter	48.85	39.70	0.0750
Fourth Quarter	45.10	31.34	0.0750

	Stock Price		Dividends Declared Per Share
	High	Low
2008 First Quarter	$37.59	$31.17	$0.0750
Second Quarter	37.89	28.33	0.0875
Third Quarter	30.27	22.12	0.0875
Fourth Quarter	30.24	11.88	0.0875

At January 30, 2009, there were 349,860,166 shares of Class A Common Stock outstanding held by 46,504 shareholders of record. Our Class A Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. The fiscal year-end closing price for our stock was $20.06 on January 2, 2009, and $34.12 on December 28, 2007. All prices are reported on the consolidated transaction reporting system.

Fourth Quarter 2008 Issuer Purchases of Equity Securities

On August 2, 2007, we announced that our Board of Directors increased, by 40 million shares, the authorization to repurchase our Class A Common Stock for a total outstanding authorization of approximately 51 million shares on that date. We repurchase shares in the open market and in privately negotiated transactions. We did not repurchase any shares during the 2008 fourth quarter. As of year-end 2008, the maximum number of shares that may be purchased under our authorization was 21.3 million.

Item 6.	Selected Financial Data.

The following table presents a summary of selected historical financial data for the Company derived from our financial statements as of and for our last 10 fiscal years.

Since the information in this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.

	Fiscal Year (1)
($ in millions, except per share data)	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
Income Statement Data:
Revenues (2)	$12,879	$12,990	$11,995	$11,129	$9,778	$8,712	$8,222	$7,768	$7,911	$7,026

Operating income (2)	$785	$1,188	$1,087	$699	$575	$481	$455	$420	$762	$621

Income from continuing operations	$359	$697	$712	$543	$487	$380	$365	$269	$490	$399
Cumulative effect of change in accounting principle (3)	—	—	(109)	—	—	—	—	—	—	—
Discontinued operations (4)	3	(1)	5	126	109	122	(88)	(33)	(11)	1

Net income	$362	$696	$608	$669	$596	$502	$277	$236	$479	$400

Per Share Data:
Diluted earnings per share from continuing operations	$0.98	$1.75	$1.65	$1.17	$1.01	$0.77	$0.72	$0.52	$0.96	$0.75
Diluted losses per share from cumulative effect of accounting change	—	—	(0.25)	—	—	—	—	—	—	—
Diluted earnings (losses) per share from discontinued operations	0.01	—	0.01	0.28	0.23	0.25	(0.17)	(0.06)	(0.02)	—

Diluted earnings per share	$0.99	$1.75	$1.41	$1.45	$1.24	$1.02	$0.55	$0.46	$0.94	$0.75

Cash dividends declared per share	$0.3375	$0.2875	$0.2400	$0.2000	$0.1650	$0.1475	$0.1375	$0.1275	$0.1175	$0.1075

Balance Sheet Data (at year-end):
Total assets	$8,903	$8,942	$8,588	$8,530	$8,668	$8,177	$8,296	$9,107	$8,237	$7,324
Long-term debt (2)	2,975	2,790	1,818	1,681	836	1,391	1,553	2,708	1,908	1,570
Shareholders’ equity	1,380	1,429	2,618	3,252	4,081	3,838	3,573	3,478	3,267	2,908
Other Data:
Base management fees (2)	$635	$620	$553	$497	$435	$388	$379	$372	$383	$352
Franchise fees (2)	451	439	390	329	296	245	232	220	208	180
Incentive management fees (2)	311	369	281	201	142	109	162	202	316	268

Total fees	$1,397	$1,428	$1,224	$1,027	$873	$742	$773	$794	$907	$800

Fee Revenue-Source:
North America (5)	$1,038	$1,115	$955	$809	$682	$592	$626	$664	$779	$690
Outside North America	359	313	269	218	191	150	147	130	128	110

Total fees	$1,397	$1,428	$1,224	$1,027	$873	$742	$773	$794	$907	$800

(1)	All fiscal years included 52 weeks, except for 2008 and 2002, which each included 53 weeks.
(2)	Balances do not reflect the impact of discontinued operations.
(3)

We adopted Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions,” in our 2006 first quarter, which we reported in our Consolidated Statements of Income as a cumulative effect of change in accounting principle.

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

BUSINESS AND OVERVIEW

We are a worldwide operator and franchisor of 3,178 properties (560,681 rooms) and related facilities. The figures in the preceding sentence are as of year-end 2008 and include 27 home and condominium projects (2,482 units) for which we manage the related owners’ associations. In addition, we provided 2,332 furnished corporate housing rental units, which are not included in the totals.

Our operations are grouped into five business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, Luxury Lodging, and Timeshare. We operate, develop, and franchise under 18 separate brand names in 66 countries and territories.

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

We sell residential real estate either in conjunction with luxury hotel development or on a stand-alone basis under The Ritz-Carlton brand (Ritz-Carlton-Residential), and in conjunction with Timeshare segment projects (Ritz-Carlton Club-Residential and Grand Residences by Marriott-Residential). Our Timeshare segment residential projects are typically opened over time with limited inventory available at any one time. Other residences are typically constructed and sold by third-party developers with limited amounts, if any, of our capital at risk. While the worldwide residential market is very large, the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make our residential properties distinctive.

The economic recession, the global credit crisis and eroded consumer confidence all contributed to a difficult business environment in 2008. U.S. lodging demand declined throughout 2008, but especially in the fourth quarter, as a result of slowing economic growth. Outside the United States, international lodging demand was generally stronger in most markets than in the United States, but also softened progressively throughout 2008 and declined markedly in the 2008 fourth quarter. Leisure transient demand in the United States weakened in the first quarter of 2008 and was joined by weakening business transient demand beginning in the second quarter of 2008. Additionally, demand associated with our luxury properties decreased dramatically in the 2008 fourth quarter. These factors were compounded in several markets in the United States where the supply of hotel rooms increased. Last minute new group meeting demand and attendance at group meetings softened considerably throughout 2008 as well, and group meeting cancellations increased significantly in the fourth quarter. While some business customers increased room nights in 2008, including professional services firms, defense contractors, and insurance companies, others declined, including companies associated with the financial services, automotive, and telecommunications industries. In general, for the properties in our system, international, and full-service properties experienced stronger demand worldwide than our limited-service and luxury properties.

U.S. demand for timeshare intervals also softened considerably in 2008, and especially in the fourth quarter, reflecting weak consumer confidence and a very difficult financing environment, while demand in Latin America and Asia for timeshare products was stronger compared to 2007. Demand for Ritz-Carlton fractional and residential units was particularly weak. Since the sale of timeshare and fractional intervals and condominiums follows the percentage-of-completion accounting method, soft demand is frequently not reflected in our Timeshare segment results until later accounting periods. Intentional and unintentional construction delays could also unfavorably impact nearer-term Timeshare segment results as percentage-of-completion revenue recognition may correspondingly be delayed as well.

Responding to the challenging demand environment in 2008 for hotel rooms, we initiated a range of new sales promotions with a focus on leisure and group business opportunities to increase property-level revenue. These promotions were designed to keep current customers loyal while also attracting new guests. In response to increased hesitancy to finalize group bookings, we have also implemented sales associate and customer incentives to close on business. As more customers use social media, we have also found new ways to connect, communicating with more than 300,000 of our customers on YouTube, Twitter, Facebook and through our blog “Marriott on the Move.” We also continue to enhance our Marriott Rewards loyalty program offerings and specifically market to this large and growing customer base.

Given this slower demand environment, we worked aggressively to reduce costs and enhance property-level house profit margins by modifying menus and restaurant hours, reviewing and adjusting room amenities, and not filling some vacant positions. While varying by property, most properties in our system have instituted contingency plans with very tight cost controls. We have also reduced the above-property costs by scaling back systems, processing, and support areas that are allocated to the hotels. We have also eliminated certain positions, not filled some vacant positions, and will encourage, and where legally permitted, require employees to use their vacation time accrued during the 2009 fiscal year. Additionally, we canceled certain hotel development projects. For our Timeshare segment, we have slowed or canceled some development projects, closed less efficient timeshare sales offices and increased marketing efforts and purchase incentives. For additional information on our companywide restructuring efforts, see our “Restructuring Costs and Other Charges” caption later in this section.

Our lodging business model involves managing and franchising hotels, rather than owning them. At year-end 2008, 48 percent of the hotel rooms in our system were operated under management agreements, 50 percent were operated under franchise agreements, and 2 percent were owned or leased by us. Our emphasis on property management and franchising tends to provide more stable earnings in periods of economic softness while continued unit expansion, reflecting properties added to our system, generates ongoing growth. With long-term management and franchise agreements, this strategy has allowed substantial growth while reducing leverage and risk in a cyclical industry. Additionally, by reducing our capital investments and adopting a strategy of recycling those investments we do make, we increase our financial flexibility.

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

For our North American comparable properties, RevPAR decreased in 2008, compared to the year-ago period, with moderately greater strength in Manhattan, New York, Houston, Texas, Orlando, Florida, and Los Angeles, California and weaker RevPAR in suburban markets near, among other areas, Orange County, California, Chicago, Illinois, and Detroit, Michigan. Outside North America, 2008 RevPAR increases versus the prior year period were stronger, particularly in the Middle East, Central and Southeast Asia, South America, and Central Europe.

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

Compared to 2007, worldwide comparable company-operated house profit margins for 2008 decreased by 70 basis points reflecting the impact of stronger year-over-year RevPAR associated with international properties and very strong cost control plans in 2008 at properties in our system. This impact was more than offset by the impact of RevPAR declines year-over-year associated with properties in North America reflecting weaker demand and higher expenses in 2008 in North America primarily due to increased utilities and payroll costs.

The Company’s fiscal year ends on the Friday nearest December 31 and while the 2006 and 2007 fiscal years included 52 weeks, the 2008 fiscal year included 53 weeks. As the 53rd week for 2008 included the New Year’s holiday and was seasonally slow, it had the effect of reducing year-over-year RevPAR performance. While worldwide comparable RevPAR for 2008 for company-operated properties decreased 1.1 percent compared to 2007, worldwide comparable RevPAR for 2008 for company-operated properties excluding the extra 53rd week decreased 0.4 percent compared to 2007.

Our brands remain strong as a result of superior customer service with an emphasis on guest and associate satisfaction, the worldwide presence and quality of our brands, our Marriott Rewards loyalty program, an information-rich and easy-to-use Web site, a multichannel central reservations system, and desirable property amenities. We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We continue to enhance the appeal of our proprietary Web site, www.Marriott.com, through functionality and service improvements, and we continue to capture an increasing proportion of property-level reservations via this cost-efficient channel. We have added other languages to Marriott.com and we have enabled guests to use handheld devices to make and confirm reservations and get directions.

See Part I, Item 1A., “Risk Factors,” of this report for important information regarding forward-looking statements made in this report and risks and uncertainties that the Company faces.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for 2008, 2007, and 2006.

Continuing Operations

Revenues

2008 Compared to 2007

Revenues decreased by $111 million (1 percent) to $12,879 million in 2008 from $12,990 million in 2007, primarily as a result of lower Timeshare sales and service revenue and lower incentive management fees, partially offset by the impact of unit growth across the system. Base management and franchise fees increased by $27 million as a result of improved RevPAR in international markets and unit growth, partially offset by the impact of declines in North American RevPAR. The $27 million increase in combined base management and franchise fees also reflected the impact of both base management fees totaling $6 million in 2007 from business interruption insurance proceeds and $13 million of lower franchise relicensing fees in 2008. Incentive management fees decreased by $58 million primarily reflecting the recognition in the 2007 period of: (1) incentive management fees totaling $17 million that were calculated based on prior periods’ results, but not earned and due until 2007; and (2) $13 million of incentive management fees from business interruption proceeds associated with Hurricane Katrina. The decrease in incentive management fees also reflected lower property-level profitability due to lower occupancy and higher property-level wages and benefits costs and utilities costs, particularly in North America. Partially offsetting the decreases, incentive management fees from international properties increased, reflecting RevPAR and unit growth. See the “BUSINESS SEGMENTS” discussion later in this report for additional information.

The $15 million (1 percent) decrease in owned, leased, corporate housing, and other revenue largely reflected $10 million of lower revenue for owned and leased properties, $17 million of lower revenue associated with a services contract that terminated at the end of the 2007 fiscal year and the receipt in 2008 of $15 million in hotel management and franchise agreement termination fees, compared to $19 million in 2007 and flat branding fees associated with both affinity card endorsements and sale of branded residential real estate (totaling $64 million in both 2008 and 2007), partially offset by $17 million of higher corporate housing revenue. The $10 million decrease in owned and leased revenue primarily reflected the conversion of owned hotels to managed hotels.

Timeshare sales and services revenue in 2008 decreased by $324 million (19 percent) compared to the prior year. The decrease primarily reflected lower demand in 2008, revenue recognition of contract sales for several projects in 2007 that reached reportability thresholds, and lower revenue from several projects with limited available inventory in 2008, as well as a decrease of $65 million in note sale gains in 2008 compared to the prior year. Partially offsetting these decreases in revenue in 2008 compared to the prior year was higher revenue associated with the Asia Pacific points program, increased interest income, revenue associated with projects that became reportable subsequent to 2007, and increased services revenue. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our Timeshare segment.

The $111 million decrease in total revenue includes $259 million (3 percent) of increased cost reimbursements revenue to $8,834 million in 2008 from $8,575 million in the prior year. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon the costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. The increase in reimbursed costs is primarily attributable to sales growth and the growth in the number of properties we manage. We added six managed properties (3,100 rooms) and 157 franchised properties (19,836 rooms) to our system in 2008, net of properties exiting the system.

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

Timeshare sales and services revenue increased by $170 million (11 percent) in 2007 over the prior year. The increase largely reflected development revenue increases over the prior year as some newer projects reached revenue recognition thresholds. In 2006, some projects were in the early stages of development and did not reach revenue recognition thresholds until 2007. The increase in revenue also reflects increased services and financing revenue. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our Timeshare segment.

Owned, leased, corporate housing and other revenue increased by $121 million (11 percent). The increase largely reflected stronger RevPAR and the mix of owned and leased properties in 2007, compared to 2006, and to a lesser extent, higher branding fees associated with both affinity card endorsements and the sale of branded residential real estate (totaling $64 million in 2007 and $52 million in 2006), offset by the recognition of $19 million of hotel management and franchise agreement termination fees in 2007, compared to the recognition of $26 million of such fees in 2006.

The $995 million increase in total revenue includes $500 million (6 percent) of increased cost reimbursements revenue, to $8,575 million in 2007 from $8,075 million in the prior year. The increase in reimbursed costs is primarily attributable to wage increases, sales growth, and the growth in the number of properties we manage. We added 15 managed properties (4,870 rooms) and 138 franchised properties (15,963 rooms) to our system in 2007, net of properties exiting the system.

Restructuring Costs and Other Charges

During the latter part of 2008, we experienced a significant decline in demand for hotel rooms both domestically and internationally as a result, in part, of the recent failures and near failures of a number of large financial service companies in the fourth quarter of 2008 and the dramatic downturn in the economy. Our capital-intensive Timeshare business was also hurt both domestically and internationally by the downturn in market conditions and, particularly the significant deterioration in the credit markets, which resulted in our decision not to complete a note sale in the fourth quarter of 2008. These declines resulted in reduced management and franchise fees, cancellation of development projects, reduced timeshare contract sales, and anticipated losses under guarantees and loans. We responded by implementing certain companywide cost-saving measures, with individual company segments and corporate departments implementing further cost-saving measures. Upper-level management responsible for the Timeshare segment, hotel operations, development, and above-property level management of the various corporate departments and brand teams individually led these decentralized management initiatives. The various initiatives resulted in aggregate restructuring costs of $55 million that we recorded in the fourth quarter of 2008. We also incurred other charges, including charges for guarantees and reserves for loan losses, and inventory write-downs on Timeshare inventory, reserves on accounts receivable, contract cancellation allowances, a charge related to the valuation of Timeshare residual interests, a charge associated with hedge ineffectiveness related to Timeshare note sale hedges, and asset impairments and other charges, detailed further in “Other Charges.”

As part of the restructuring efforts in our Timeshare segment, we reduced and consolidated sales channels in the United States and closed down certain operations in Europe. We recorded Timeshare restructuring costs of $28 million in the 2008 fourth quarter, including: (1) $14 million in severance costs; (2) $5 million in facilities exit costs, primarily associated with noncancelable lease costs in excess of estimated sublease income arising from the reduction in personnel; and (3) $9 million related to the write-off of capitalized costs relating to development projects no longer deemed viable. We expect to complete this restructuring by year-end 2009. We are projecting $55 million to $65 million ($35 million to $42 million after-tax) of annual cost savings beginning in 2009 as a result of the restructuring. These savings will likely be reflected in the “Timeshare-direct” and the “General, administrative, and other expenses” captions in our Consolidated Statements of Income.

As part of the hotel development restructuring efforts across several of our Lodging segments, we discontinued certain development projects that required our investment. We recorded restructuring costs in the 2008 fourth quarter of $24 million, including: (1) $2 million in severance costs; and (2) $22 million related to the write-off of capitalized costs relating to development projects that we discontinued, including capitalized costs related to owned development of Renaissance ClubSport. We expect to complete this restructuring by year-end 2009. We are projecting up to $6 million ($4 million after-tax) of annual cost savings beginning in 2009 as a result of the restructuring. These savings will likely be reflected in the “General, administrative, and other expenses” caption in our Consolidated Statements of Income.

We also implemented restructuring initiatives by reducing above-property level lodging management personnel and corporate overhead. We incurred 2008 fourth quarter restructuring costs of $3 million primarily reflecting severance costs. We expect to complete this restructuring by year-end 2009. We are projecting up to $4 million ($3 million after-tax) of annual cost savings beginning in 2009 as a result of the restructuring. These savings will likely be reflected in the “General, administrative, and other expenses” caption in our Consolidated Statements of Income.

We have provided detailed information related to these restructuring costs and other charges below.

Restructuring Costs

Severance

These various restructuring initiatives resulted in an overall reduction of 1,021 employees (the majority of whom were terminated by January 2, 2009) across the Company. We recorded a total workforce reduction charge of $19 million related primarily to severance and fringe benefits, which consisted of $14 million for the Timeshare segment, $2 million related to hotel development, and $3 million related to above-property level lodging management and corporate overhead. The charge does not reflect amounts billed out separately to owners for property-level severance costs. We also delayed filling vacant positions and reduced staff hours. In connection with these initiatives, we expect to incur an additional $3 million to $4 million related to severance and fringe benefits in 2009 for the Timeshare segment.

Facilities Exit Costs

As a result of workforce reductions and delays in filling vacant positions that were part of the Timeshare segment restructuring, we ceased using certain leased facilities. We recorded a restructuring charge of approximately $5 million associated with these facilities, primarily related to noncancelable lease costs in excess of estimated sublease income. In connection with these initiatives, in 2009, we expect to incur an additional $2 million to $3 million related to ceasing use of additional noncancelable leases.

Development Cancellations

We sometimes incur certain costs associated with the development of hotel and timeshare properties, including legal costs, the cost of land, and planning and design costs. We capitalize these costs as incurred and they become part of the cost basis of the property once it is developed. As a result of the sharp downturn in the economy, we decided to discontinue certain development projects that required our investment, including our Renaissance ClubSport real estate development activities. These cancellations do not impact the two Renaissance ClubSport properties that are currently open. As a result of these development cancellations, we expensed $31 million of previously capitalized costs, which consisted of $9 million of costs for the Timeshare segment and $22 million of costs related to hotel development. We do not currently expect to expense any additional capitalized costs in 2009 in connection with these restructuring initiatives.

Other Charges

Charges for Guarantees and Reserves for Loan Losses

We sometimes issue guarantees to lenders and other third parties in connection with some financing transactions and other obligations. We also advance loans to some owners of properties that we manage. As a result of the downturn in the economy, certain hotels have experienced significant declines in profitability and the owners may not be able to meet debt service obligations to us or, in some cases, to third-party lending institutions. In addition, we expect profit levels at a few hotels to drop below guaranteed levels. As a result, based on cash flow projections, we expect to fund under some of our guarantees, which we do not deem recoverable, and we expect that one of the loans made by us will not be repaid according to its original terms. Due to the expected fundings under guarantees that we deemed nonrecoverable, we recorded charges of $16 million in the fourth quarter of 2008 in the “General, administrative, and other expenses” caption in our Consolidated Statements of Income. Due to the expected loan loss, we recorded a charge of $22 million in the fourth quarter of 2008 in the “Provision for loan losses” caption in our Consolidated Statements of Income.

Timeshare Inventory Write-downs

As a result of terminating certain phases of timeshare development in Europe, we recorded an inventory write-down of $9 million in the fourth quarter of 2008. We recorded this charge in the “Timeshare-direct” caption of our Consolidated Statements of Income.

Accounts Receivable-Bad Debts

In the fourth quarter of 2008, we reserved $4 million of accounts receivable, which we deemed uncollectible, generally as a result of the unfavorable hotel operating environment, following an analysis of those accounts. We recorded this charge in the “General, administrative, and other expenses” caption in our Consolidated Statements of Income.

Timeshare Contract Cancellation Allowances

Our financial statements reflect net contract cancellation allowances totaling $12 million recorded in the fourth quarter of 2008 in anticipation that a portion of contract revenue and cost previously recorded for certain projects under the percentage-of-completion method will not be realized due to contract cancellations prior to closing. We have an equity method investment in one of these projects, and reflected $7 million of the $12 million in the “Equity in earnings” caption in our Consolidated Statements of Income. The remaining net $5 million of contract cancellation allowances consisted of a reduction in revenue, net of adjustments to product costs and other direct costs, and was recorded in Timeshare sales and services revenue, net of direct costs.

Timeshare Residual Interests Valuation

The fair market value of our residual interest in timeshare notes sold declined in the fourth quarter of 2008 primarily due to an increase in the market rate of interest at which we discount future cash flows to estimate the fair market value of the retained interests. The increase in the market rate of interest reflects deteriorating economic conditions and disruption in the credit markets, which significantly increased the borrowing costs to issuers. As a result of this change, we recorded a $32 million charge in the “Timeshare sales and services” caption in our Consolidated Statements of Income to reflect the decrease in the fair value of these residual interests.

Timeshare Hedge Ineffectiveness

Given the significant deterioration in the credit markets, we expect that any potential note sale transactions pursued by the Company in the near term will be materially different from arrangements originally contemplated, and accordingly the sensitivity of a hedge the Company previously entered into to manage interest rate risk associated with forecasted note sales no longer significantly corresponds to the sensitivity in expected note sale proceeds. Differences include expected legal structures, modifications to priority of cash flow, and higher costs. The change in terms (inputs) used to determine hedge effectiveness for Timeshare’s note sale hedges resulted in the recognition of $12 million in hedge ineffectiveness. We recorded this hedge ineffectiveness as a reduction in note sale gains in the “Timeshare sales and services” caption in our Consolidated Statements of Income.

Asset Impairments and Other Charges

One project that is in development and in which the Company has a joint venture investment was unable to draw on existing financing commitments as a result of the recent turmoil in the capital markets and the bankruptcy of the project’s major lender. As a result, based on our analysis of expected future cash flows, we determined that our investment in that joint venture was fully impaired, and we recorded an impairment charge of $9 million in the “Equity in earnings” caption in our Consolidated Statements of Income.

In addition, as a result of the economic downturn and the inability of certain developers to obtain financing, we also recorded write-offs of other assets ($12 million) related to development costs associated with projects we no longer deem probable in the “General, administrative, and other expenses” caption of our Consolidated Statements of Income.

We also deemed certain cost method tax investments to be other-than-temporarily impaired because we do not expect to receive any future economic benefit from these investments. Accordingly, we recorded an impairment charge of $9 million for those investments in the “Gains and other income” caption of our Consolidated Statements of Income.

Summary of Restructuring Costs and Other Charges

The following table is a summary of the restructuring costs and other charges we recorded in the fourth quarter of 2008, as well as our remaining liability at the end of the fourth quarter of 2008 and remaining restructuring costs expected to be incurred in 2009 as part of these restructuring initiatives:

($ in millions)	Total Charge	Non-Cash Charge	Cash Payments in the 2008 Fourth Quarter	Restructuring Costs and Other Charges Liability at January 2, 2009	Restructuring Costs Expected to be Incurred in 2009
Severance-Timeshare	$14	$—	$3	$11	$3-4
Facilities exit costs-Timeshare	5	—	—	5	2-3
Development cancellations-Timeshare	9	9	—	—	—

Total restructuring costs-Timeshare	28	9	3	16	5-7

Severance-hotel development	2	—	—	2	—
Development cancellations-hotel development	22	22	—	—	—

Total restructuring costs-hotel development	24	22	—	2	—

Severance-above property-level management	3	—	1	2	—

Total restructuring costs-above property-level management	3	—	1	2	—

Total restructuring costs	$55	$31	$4	$20	$5-7

Reserves for guarantees and loan losses	38	22	—	16
Inventory write-downs	9	9	—	—
Accounts receivable-bad debts	4	4	—	—
Contract cancellation allowances	12	12	—	—
Residual interests valuation	32	32	—	—
Hedge ineffectiveness	12	12	—	—
Impairment of investments and other	30	30	—	—

Total other charges	137	121	—	16

Total restructuring and other charges	$192	$152	$4	$36

We anticipate that the remaining liability related to the workforce reduction will be substantially paid by the end of 2009 for the Timeshare segment, by the end of 2009 for hotel development, and by the end of 2009 for above-property level management. The amounts related to the space reduction and resulting lease expense due to the consolidation of facilities in the Timeshare segment will be paid over the respective lease terms through 2012. The remaining liability related to expected fundings under guarantees will likely be substantially paid by year-end 2010. The following tables provide further detail on these charges, including a breakdown by segment:

2008 Operating Income Impact

($ in millions)	North American Full-Service Segment	North American Limited- Service Segment	International Segment	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Severance	$—	$—	$—	$1	$14	$4	$19
Facilities exit costs	—	—	—	—	5	—	5
Development cancellations	—	—	—	—	9	22	31

Total restructuring costs	—	—	—	1	28	26	55
Charges related to guarantees	1	15	—	—	—	—	16
Inventory write-downs	—	—	—	—	9	—	9
Accounts receivable-bad debts	—	—	—	1	—	3	4
Contract cancellation allowances	—	—	—	—	5	—	5
Residual interests valuation	—	—	—	—	32	—	32
Hedge ineffectiveness	—	—	—	—	12	—	12
Impairment of investments and other	—	—	—	—	—	12	12

Total	$1	$15	$—	$2	$86	$41	$145

2008 Non-Operating Income Impact

($ in millions)	Gains and Other Income	Provision for Loan Losses	Equity in Earnings	Total
Impairment of investments	$9	$—	$9	$18
Contract cancellation allowances	—	—	7	7
Reserves for loan losses	—	22	—	22

Total	$9	$22	$16	$47

The following tables provide further detail on restructuring costs we expect to incur in 2009, including breakdown by segment:

2009 Expected Operating Income Impact

($ in millions)	North American Full-Service Segment	North American Limited- Service Segment	International Segment	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Severance	$—	$—	$—	$—	$3-4	$—	$3-4
Facilities exit costs	—	—	—	—	2-3	—	2-3
Development cancellations	—	—	—	—	—	—	—

Total restructuring costs	$—	$—	$—	$—	$5-7	$—	$5-7

Operating Income

2008 Compared to 2007

Operating income decreased by $403 million (34 percent) to $785 million in 2008 from $1,188 million in 2007. The decrease in operating income reflected $261 million of lower Timeshare sales and services revenue net of direct expenses, $41 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, $58 million of lower incentive management fees, $55 million of restructuring costs recorded in 2008, and a $15 million increase in general, administrative and other expenses, partially offset by an increase in combined base management and franchise fees of $27 million.

Timeshare sales and services revenue net of direct expenses for 2008 totaled $89 million. The decline of $261 million (75 percent) from the prior year primarily reflected $138 million of lower development revenue, net of product costs and marketing and selling costs, $95 million of lower financing revenue net of financing expenses, $34 million of lower reacquired and resales revenue net of expenses, partially offset by $4 million of higher services revenue net of expenses, and $2 million of lower joint venture related expenses. Lower development revenue, net of product costs and marketing and selling costs, primarily reflected lower demand for timeshare interval, fractional, and residential products, lower revenue from several projects with limited available inventory in 2008, a $22 million pretax impairment charge ($10 million net of minority interest benefit), start-up costs and low reportability in 2008 associated with newer projects that have not yet reached revenue recognition thresholds, as well as lower revenue recognition for several projects that reached reportability thresholds in 2007. The decrease in financing revenue net of financing costs primarily reflected lower note sale gains in 2008, compared to the prior year. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information regarding our Timeshare segment.

The $41 million (23 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected $21 million of lower income, reflecting conversions from owned properties to managed properties, $4 million of lower termination fees, and $17 million of lower revenue associated with a services contract that terminated at the end of the 2007 fiscal year. Partially offsetting the decreases were lower depreciation charges totaling $6 million in 2008 associated with one property, compared to depreciation charges recorded in 2007 of $8 million associated with that same property that was reclassified from “held for sale” to “held and used.”

General, administrative, and other expenses increased by $15 million (2 percent) to $783 million in 2008 from $768 million in 2007. This increase reflected the following items: $44 million of increased expenses associated with, among other things, our unit growth and development, systems improvements, and initiatives to enhance our brands globally; a $16 million charge for certain guarantees; an unfavorable $9 million variance for reserve reversals in 2007; $12 million in write-offs in 2008 of costs related to development cancellations; $4 million of increased foreign exchange losses; and $4 million of charges related to bad debt reserves on accounts receivable. See “Other Charges” section of Footnote No. 20, “Restructuring Costs and Other Charges,” for additional information on the charge related to certain guarantees, development cancellation write-offs, and bad debt reserves. These unfavorable variances were partially offset by a favorable variance related to a 2007 charge of $35 million resulting from excise taxes associated with the settlement of issues raised during the examination by the Internal Revenue Service (“IRS”) and Department of Labor of our employee stock ownership plan (“ESOP”) feature of our Employees’ Profit Sharing, Retirement and Savings Plan and Trust (the “Plan”). See Footnote No. 2, “Income Taxes,” for additional information on the ESOP settlement. Additionally, 2008 included a $28 million favorable impact associated with deferred compensation expenses, compared to an $11 million unfavorable impact in the prior year, both of which reflected mark-to-market valuations. Of the $15 million increase in total general, administrative, and other expenses, an increase of $51 million was attributable to our Lodging and Timeshare segments and a decrease of $36 million, reflecting the 2007 ESOP settlement charge, was unallocated.

The reasons for the decrease of $58 million in incentive management fees as well as the combined base management and franchise fees increase of $27 million over the prior year are noted in the preceding “Revenues” section.

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

Compared to the year-ago period, general, administrative, and other expenses increased by $91 million (13 percent) to $768 million in 2007 from $677 million in 2006. In 2007, we incurred a $35 million charge related to excise taxes associated with the settlement of issues raised during the IRS and Department of Labor examination of our ESOP feature of our Employees’ Profit Sharing, Retirement and Savings Plan and Trust (the “Plan”). See Footnote No. 2, “Income Taxes,” for additional information on the ESOP settlement. Additionally, the increase was attributable to, among other things, increased costs related to our unit growth, development and systems improvements, increased legal expenses, and increased other administrative costs. Also unfavorably impacting general, administrative, and other expenses, when compared to the prior year, were foreign exchange losses totaling $2 million in 2007 compared to foreign exchange gains of $6 million in 2006 and $1 million of guarantee charges in 2007 while the year-ago period reflected $6 million of guarantee reversals. Partially offsetting the aforementioned increases were $4 million of lower hotel operating agreement performance cure payments in 2007 compared to 2006 and a $9 million reversal in 2007 of reserves that were no longer required. Increased legal expenses in 2007 include charges associated with litigation and other legal matters. Of the $91 million increase in total general, administrative, and other expenses, an increase of $13 million was attributable to our Lodging and Timeshare segments and a $78 million increase was unallocated.

Timeshare sales and services revenue net of direct expenses of $350 million decreased by $7 million (2 percent), compared to the prior year, primarily reflecting flat development revenue net of product costs and marketing and selling costs and $12 million of increased financing revenue net of financing expenses, more than offset by the reversal in 2006 of $15 million of contingency reserves and $4 million of lower services revenue net of services expenses. Flat development revenue net of product costs and marketing and selling costs reflected newer projects that reached reportability thresholds in 2007, offset by several other projects that were approaching sell-out. The increase in financing revenue net of financing costs primarily reflects increased accretion, interest income, and higher note sale gains in 2007, compared to 2006.

The $5 million (3 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses reflected $19 million in hotel management and franchise agreement termination fees received in 2007, compared to $26 million in 2006. Depreciation charges totaling $8 million were recorded in 2007 associated with one owned property that was reclassified from “held for sale” to “held and used” during 2007 compared to depreciation charges recorded in 2006 of $7 million associated with two properties that were reclassified from “held for sale” to “held and used.” Partially offsetting the aforementioned decreases in owned, leased, corporate housing, and other revenue net of direct expenses was the favorable impact of $4 million associated with both the stronger demand environment in 2007 and the impact of the sale and purchase of several properties.

Gains and Other Income (Expense)

The table below shows our gains and other income for fiscal years 2008, 2007, and 2006:

($ in millions)	2008	2007	2006
Gain on debt extinguishment	$28	$—	$—
Gains on sales of real estate and other	14	39	26
Loss on expected land sale	—	—	(37)
Other note sale/repayment gains	—	1	2
Gains on forgiveness of debt	—	12	—
(Loss)/gain on sale/income on redemption of joint venture and other investments	(1)	31	68
(Loss)/income from cost method joint ventures	(3)	14	15

	$38	$97	$74

2008 Compared to 2007

The $28 million gain on debt extinguishment in 2008 represents the difference between the purchase price and net carrying amount of our Senior Notes we repurchased. For additional information on the debt extinguishment, see the “Liquidity and Capital Resources” section later in this report. The $25 million decrease in gains on sales of real estate and other primarily reflected a $23 million gain associated with sales of real estate in our International segment as well as other smaller gains on sale of real estate in 2007 that did not occur in 2008. The $12 million gain on forgiveness of debt in 2007 was associated with government incentives noted in the “2007 Compared to 2006” section below. Gain on sale/income on redemption of joint venture and other investments of $31 million in 2007 reflected an $18 million gain associated with the sale of stock we held and net gains totaling $13 million on the sale of joint venture investments. Income from cost method joint ventures decreased $17 million to a loss of $3 million in 2008 compared to the prior year primarily due to certain cost method tax investments that we deemed to be other-than-temporarily impaired (see the “Other Charges” section of Footnote No. 20, “Restructuring Costs and Other Charges,” for more information).

2007 Compared to 2006

The $12 million gain on forgiveness of debt for 2007 was associated with government incentives. The loans were forgiven in recognition of our contribution to job growth and economic development. Gain on sale/income on redemption of joint venture and other investments of $31 million in 2007 reflected an $18 million gain associated with the sale of stock we held and net gains totaling $13 million on the sale of joint venture investments. Gain on sale/income on redemption of joint venture and other investments of $68 million in 2006 was comprised of $43 million of net gains associated with the sale of joint venture investments and the redemption of preferred stock we held in one investee, which generated a gain of $25 million. Gains on sales of real estate and other increased $13 million in 2007, and primarily reflected a $23 million gain associated with sales of real estate by our International segment in 2007 that did not occur in 2006, partially offset by smaller gains in 2006 that did not occur in 2007.

Interest Expense

2008 Compared to 2007

Interest expense decreased by $21 million (11 percent) to $163 million in 2008 compared to $184 million in 2007. The decrease in interest expense compared to the prior year reflected a charge of $13 million for interest on the excise taxes associated with the ESOP settlement in 2007. Interest expense associated with commercial paper and our Credit Facility decreased in 2008 reflecting a reduction in the amount of commercial paper outstanding, lower interest rates on commercial paper, and increased borrowings under the Credit Facility with a lower interest rate. As a result, year-over-year interest expense was lower by $7 million. We also benefitted from a $15 million decrease in interest costs associated with various programs that we operate on behalf of owners (including our Marriott Rewards, gift certificates, and self-insurance programs) as a result of lower interest rates, a $6 million favorable variance to the prior year for higher capitalized interest associated with construction projects, and the maturity of our Series E Senior Notes in early 2008 yielding a $6 million favorable variance to the prior year. The write-off of $2 million of deferred financing costs in 2007 related to the refinancing of our revolving credit agreement resulted in a favorable variance in 2008. These favorable variances to the prior year were partially offset by the impact of the Series I and Series J Senior Notes issuances, which occurred in the second half of 2007 that increased our interest expense in 2008 by $30 million.

2007 Compared to 2006

Interest expense increased by $60 million (48 percent) to $184 million for 2007 from $124 million in 2006. Of the $60 million increase over 2006, $78 million was due to: $26 million of higher interest reflecting a higher outstanding commercial paper balance, primarily due to increased share repurchases and the ESOP settlement payments, and related interest rates; $25 million of interest associated with our Series H Senior Notes issuance, which occurred late in 2006 and our Series I and Series J Senior Notes issuances, which occurred in 2007; a charge of $13 million in 2007 related to the ESOP settlement; charges totaling $53 million and $46 million in 2007 and 2006, respectively, relating to interest on accumulated cash inflows in advance of our cash outflows for various programs that we operate on the owners’ behalf (including our Marriott Rewards, gift certificates, and self-insurance programs); interest totaling $5 million associated with other additional debt; and the write-off of $2 million of deferred financing costs associated with the refinancing of our revolving credit agreement in 2007. See Footnote No. 2, “Income Taxes,” for additional information on the ESOP settlement. The increase in interest on the programs we operate on behalf of the owners over the year-ago period is attributable to higher liability balances and higher interest rates. Partially offsetting the $78 million interest expense increases over 2006 was an $18 million favorable variance to last year for higher capitalized interest associated with construction projects.

Interest Income, Provision for Loan Losses, and Income Tax

2008 Compared to 2007

Interest income, before the provision for loan losses, increased by $1 million (3 percent) to $39 million from $38 million in the prior year.

The provision for loan losses increased by $3 million (18 percent) to $20 million from $17 million in the prior year. The increase reflected provisions recorded in 2008 including a $22 million provision on a fully impaired loan (see the “Other Charges” section of Footnote No. 20, “Restructuring Costs and Other Charges,” for more information) and a $3 million loan loss provision associated with one property. The unfavorable variance associated with the 2008 provisions was mostly offset by favorable variances associated with a $12 million provision recorded in 2007, related to one property, a $5 million provision recorded in 2007 to write off the remaining exposure associated with our investment in a Delta Airlines lease, and the reversal of $5 million of provisions in 2008 related to two previously impaired loans that were repaid. For additional information regarding the Delta Airlines lease investment write-off, see the “Investment in Leveraged Lease” caption later in this report.

Our tax provision decreased by $91 million (21 percent) to $350 million in 2008 from a tax provision of $441 million in 2007 and reflected the impact associated with lower pretax income in 2008, a 2007 charge for a German legislative tax change, and $6 million of taxes in 2007 associated with additional interest on the ESOP settlement. This decrease was partially offset by $39 million in higher deferred compensation costs in 2008 and a higher tax rate in 2008. The higher 2008 tax rate reflected: (1) $29 million of income tax expense primarily related to an unfavorable U.S. Court of Federal Claims decision involving a refund claim associated with a 1994 tax planning transaction; (2) $19 million of income tax expense due primarily to prior years’ tax adjustments, including a settlement with the IRS that resulted in a lower than expected refund of taxes associated with a 1995 leasing transaction; and (3) $24 million of income tax expense related to the tax treatment of funds received from certain foreign subsidiaries that is in ongoing discussions with the IRS.

2007 Compared to 2006

Interest income, before the provision for loan losses, decreased by $11 million (22 percent) to $38 million in 2007 from $49 million in 2006, primarily reflecting lower interest income associated with loans that have been repaid to us, partially offset by the impact associated with new loan fundings.

Loan loss provisions increased by $20 million versus the prior year primarily reflecting a $12 million charge associated with one property and a $5 million charge to write off our remaining exposure associated with our investment in a Delta Airlines lease versus loan loss reversals of $3 million in 2006. For additional information regarding the Delta Airlines lease investment write-off, see the “Investment in Leveraged Lease” caption later in this report.

Our tax provision increased by $61 million (16 percent) to $441 million in 2007 from a tax provision of $380 million in 2006 and reflected higher pretax income from our Lodging and Timeshare segments as well as a higher tax rate in 2007, primarily reflecting both increased taxes associated with our international operations and a less favorable mix of taxable earnings between countries. Increased taxes also reflect a charge for a German legislative tax change in 2007, which had a one-time impact and $6 million of taxes in 2007 associated with additional interest on the ESOP settlement. See Footnote No. 2, “Income Taxes,” for additional information on the ESOP settlement.

Equity in Earnings (Losses)

2008 Compared to 2007

Equity in earnings of $15 million in 2008 was unchanged from earnings of $15 million in 2007 and primarily reflected $14 million of increased earnings from a joint venture, which sold portfolio assets in 2008 and had significant associated gains, $10 million of favorable variances for three joint ventures that experienced losses due to start-up costs in the prior year, and $5 million of increased earnings from an international segment joint venture primarily reflecting insurance proceeds received by that joint venture in 2008, partially offset by an unfavorable $11 million impact associated with tax law changes in a country in which two international joint ventures operate, an impairment charge of $9 million associated with one Luxury segment joint venture under development, and a $7 million impact related to contract cancellation allowances recorded at one Timeshare segment joint venture (see the “Other Charges” section of Footnote No. 20, “Restructuring Costs and Other Charges,” for more information on the impairment and contract cancellation allowances).

2007 Compared to 2006

Equity in earnings increased by $12 million to earnings of $15 million from $3 million in 2006 and reflected the mix of investments, compared to 2006, and stronger results at several joint ventures reflecting the strong lodging demand environment in 2007, for one joint venture, the reopening of a hotel, late in 2006, in Mexico, which had been closed following a hurricane in 2005 and strong demand in 2007 for our timeshare products in Hawaii.

Minority Interest

2008 Compared to 2007

Minority interest increased by $14 million in 2008 to a $15 million benefit. The minority interest benefit of $15 million is net of tax and reflected our partners’ share of losses totaling $24 million associated with joint ventures we consolidate net of our partners’ share of tax benefits of $9 million associated with the losses.

Income from Continuing Operations

2008 Compared to 2007

Compared to the prior year, income from continuing operations decreased by $338 million (48 percent) to $359 million in 2008, and diluted earnings per share from continuing operations decreased by $0.77 (44 percent) to $0.98. As discussed in more detail in the preceding sections beginning with “Operating Income,” the decrease versus the prior year was due to lower Timeshare sales and services revenue net of direct expenses ($261 million), lower gains and other income ($59 million), lower incentive management fees ($58 million), restructuring costs recorded in 2008 ($55 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($41 million), higher general, administrative, and other expenses ($15 million), and higher provision for loan losses ($3 million). Partially offsetting these unfavorable variances were lower income taxes ($91 million), higher base management and franchise fees ($27 million), lower interest expense ($21 million), a higher minority interest benefit ($14 million), and higher interest income ($1 million).

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

Under SOP 04-2, we charge the majority of sales and marketing costs we incur to sell timeshares to expense when incurred. We also record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction in revenue at the time that we recognize profit on a timeshare sale. We also account for rental and other operations during holding periods as incidental operations, which require us to record any excess of revenues over costs as a reduction of inventory costs.

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

We estimate that, for the 20-year period from 2009 through 2028, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $3.5 billion.

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

•

Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts properties worldwide (together with adjacent residential projects associated with some Ritz-Carlton hotels), as well as Edition, for which no properties are yet open; and

•

Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Club and Residences, Grand Residences by Marriott, and Horizons by Marriott Vacation Club timeshare, fractional ownership, and residential properties worldwide.

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

Total Lodging and Timeshare Products by Segment

At year-end 2008, we operated or franchised the following properties by segment (excluding 2,332 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	317	12	329	124,425	4,558	128,983
Marriott Conference Centers	11	—	11	3,133	—	3,133
JW Marriott Hotels & Resorts	15	1	16	7,901	221	8,122
Renaissance Hotels & Resorts	74	3	77	27,425	1,034	28,459
Renaissance ClubSport	2	—	2	349	—	349

	419	16	435	163,233	5,813	169,046
North American Limited-Service Lodging Segment (1)
Courtyard	728	16	744	101,743	2,847	104,590
Fairfield Inn	560	8	568	49,678	903	50,581
SpringHill Suites	207	1	208	24,027	124	24,151
Residence Inn	555	17	572	66,252	2,590	68,842
TownePlace Suites	163	—	163	16,328	—	16,328

	2,213	42	2,255	258,028	6,464	264,492
International Lodging Segment (1)
Marriott Hotels & Resorts	4	145	149	2,767	40,851	43,618
JW Marriott Hotels & Resorts	1	25	26	387	8,987	9,374
Renaissance Hotels & Resorts	—	62	62	—	20,581	20,581
Courtyard	—	64	64	—	12,668	12,668
Fairfield Inn	—	1	1	—	206	206
Residence Inn	—	1	1	—	75	75
Marriott Executive Apartments	—	20	20	—	3,217	3,217

	5	318	323	3,154	86,585	89,739
Luxury Lodging Segment
The Ritz-Carlton	37	33	70	11,629	10,204	21,833
Bulgari Hotels & Resorts	—	2	2	—	117	117
The Ritz-Carlton-Residential (2)	22	1	23	2,176	93	2,269
The Ritz-Carlton Serviced Apartments	—	3	3	—	478	478

	59	39	98	13,805	10,892	24,697
Timeshare Segment (3)
Marriott Vacation Club	39	10	49	9,282	2,071	11,353
The Ritz-Carlton Club-Fractional	7	3	10	339	117	456
The Ritz-Carlton Club-Residential (2)	2	1	3	138	10	148
Grand Residences by Marriott-Fractional	1	1	2	199	42	241
Grand Residences by Marriott-Residential (1), (2)	1	—	1	65	—	65
Horizons by Marriott Vacation Club	2	—	2	444	—	444

	52	15	67	10,467	2,240	12,707

Total	2,748	430	3,178	448,687	111,994	560,681

(1)	North American includes properties located in the continental United States and Canada. International includes properties located outside the continental United States and Canada.
(2)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.
(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

Revenues

($ in millions)	2008	2007	2006
North American Full-Service Segment	$5,631	$5,476	$5,196
North American Limited-Service Segment	2,233	2,198	2,060
International Segment	1,544	1,594	1,411
Luxury Segment	1,659	1,576	1,423
Timeshare Segment	1,750	2,065	1,840

Total segment revenues	12,817	12,909	11,930
Other unallocated corporate	62	81	65

	$12,879	$12,990	$11,995

Income from Continuing Operations

($ in millions)	2008	2007	2006
North American Full-Service Segment	$419	$478	$455
North American Limited-Service Segment	395	461	380
International Segment	246	271	237
Luxury Segment	78	72	63
Timeshare Segment	28	306	280

Total segment financial results	1,166	1,588	1,415
Other unallocated corporate	(304)	(287)	(251)
Interest income, provision for loan losses, and interest expense	(144)	(163)	(72)
Income taxes	(359)	(441)	(380)

	$359	$697	$712

We allocate net minority interest in losses of consolidated subsidiaries to our segments. Accordingly, as of year-end 2008, we allocated net minority interest in losses of consolidated subsidiaries as reflected in our Consolidated Statements of Income as shown in the following table:

Minority Interest

($ in millions)	2008	2007	2006
North American Full-Service Segment	$—	$—	$1
International Segment	(1)	(1)	(1)
Luxury Segment	—	1	—
Timeshare Segment	25	1	—

Total segment minority interest	24	1	—
Provision for income taxes	(9)	—	—

	$15	$1	$—

Equity in Earnings (Losses) of Equity Method Investees
($ in millions)	2008	2007	2006
North American Full-Service Segment	$3	$3	$2
North American Limited-Service Segment	—	2	—
International Segment	(2)	3	—
Luxury Segment	(12)	(4)	(2)
Timeshare Segment	11	10	(2)

Total segment equity in earnings (losses)	—	14	(2)
Other unallocated corporate	15	1	5

	$15	$15	$3

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

2008 Compared to 2007

We added 215 properties (32,842 rooms) and 42 properties (7,525 rooms) exited the system in 2008, not including residential products. We also added six residential properties (567 units) in 2008.

Total segment financial results decreased by $422 million (27 percent) to $1,166 million in 2008 from $1,588 million in the prior year, and total segment revenues decreased by $92 million to $12,817 million in 2008, a 1 percent decrease from revenues of $12,909 million in 2007. While demand was weaker in 2008 compared to 2007, international and full-service properties experienced stronger demand than luxury and limited-service properties. The decrease in revenues included a $259 million increase in cost reimbursements revenue, which does not impact operating income or net income. The results, compared to the year-ago period, reflected a decrease of $261 million in Timeshare sales and services revenue net of direct expenses, $58 million of lower incentive management fees, $51 million of increased general, administrative, and other expenses, a decrease of $37 million in gains and other income, $29 million of restructuring costs recorded in 2008, a decrease of $22 million in owned, leased, corporate housing, and other revenue net of direct expenses, and $14 million of lower equity joint venture results. These unfavorable variances were partially offset by a $27 million (3 percent) increase in combined base management and franchise fees to $1,086 million in the 2008 period from $1,059 million in 2007 and a $23 million increase in minority interest benefit.

Higher RevPAR for comparable rooms, resulting from rate increases in international markets, and new unit growth drove the increase in base management and franchise fees. The $27 million increase in combined base management and franchise fees also reflected the impact of both base management fees totaling $6 million in 2007 from business interruption insurance proceeds and $13 million of lower franchise relicensing fees in 2008. Compared to 2007, incentive management fees decreased by $58 million (16 percent) in 2008 and reflected the recognition in 2007 of $17 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until 2007. Furthermore, incentive management fees for 2007 also included $13 million of business interruption insurance proceeds, also associated with hurricanes in prior years. The decrease in incentive management fees also reflected lower property-level profitability due to lower RevPAR, higher property-level wages and benefits costs, and utilities costs, particularly in North America. In 2008, 56 percent of our managed properties paid incentive management fees to us versus 67 percent in 2007. In addition, in 2008, 49 percent of our incentive fees were derived from international hotels versus 35 percent in 2007.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased, and managed properties, for comparable North American properties decreased by 2.7 percent and RevPAR for our comparable North American company-operated properties decreased by 2.9 percent.

Systemwide RevPAR for comparable international properties increased by 3.6 percent, and RevPAR for comparable international company-operated properties increased by 3.3 percent. Worldwide RevPAR for comparable systemwide properties decreased by 1.5 percent (0.8 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties decreased by 1.1 percent (0.2 percent using actual dollars).

Compared to the year-ago period, worldwide comparable company-operated house profit margins in 2008 decreased by 70 basis points, reflecting the impact of stronger year-over-year RevPAR associated with international properties and very tight cost control plans in 2008 at properties in our system, more than offset by the impact of year-over-year RevPAR decreases associated with properties in North America reflecting weaker demand and also higher expenses in North America primarily due to increased utilities and payroll costs. North American company-operated house profit margins declined by 140 basis points reflecting significant cost control plans at properties, more than offset by the impact of decreased demand and higher operating costs, including those associated with wages and benefits and utilities. For 2008, house profit per available room (“HP-PAR”) at our North American managed properties decreased by 5.8 percent. HP-PAR at our North American limited-service managed properties decreased by 8.0 percent, and worldwide HP-PAR for all our brands increased by 2.6 percent on a constant U.S. dollar basis.

2007 Compared to 2006

We added 203 properties (29,200 rooms) and 55 properties (9,722 rooms) exited the system in 2007, not including residential products. We also added three residential properties (347 units) in 2007.

Total segment financial results increased by $173 million (12 percent) to $1,588 million in 2007 from $1,415 million in 2006, and total segment revenues increased by $979 million to $12,909 million in 2007, an 8 percent increase from revenues of $11,930 million in 2006. The results, compared to the prior year, reflect a $204 million (17 percent) increase in combined base management, franchise, and incentive management fees to $1,428 million in 2007 from $1,224 million in 2006, a $16 million increase in earnings associated with equity investments, and a $1 million minority interest benefit. Partially offsetting these favorable variances was a decrease of $18 million in owned, leased, corporate housing, and other revenue net of direct expenses, $13 million of increased general, administrative, and other expenses, a decrease of $10 million in gains and other income, and a decrease of $7 million in Timeshare sales and services revenue net of direct expenses.

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

Systemwide RevPAR for comparable North American properties increased by 6.0 percent over 2006, and RevPAR for our comparable North American company-operated properties increased by 6.2 percent over 2006.

Systemwide RevPAR for comparable international properties increased by 8.4 percent, and RevPAR for comparable international company-operated properties increased by 8.9 percent. Worldwide RevPAR for comparable systemwide properties increased by 6.5 percent (7.6 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased by 7.0 percent (8.8 percent using actual dollars).

Compared to 2006, 2007 worldwide comparable company-operated house profit margins increased by 150 basis points, while North American company-operated house profit margins improved by 160 basis points versus 2006. For 2007, compared to 2006, HP-PAR at our full-service managed properties in North America increased by 10.6 percent. HP-PAR at our North American limited-service managed properties increased by 8.9 percent, and worldwide HP-PAR for all our brands increased by 11.0 percent on a constant dollar basis.

Lodging Development

We opened 215 properties, totaling 32,842 rooms, across our brands in 2008 and 42 properties (7,525 rooms) left the system, not including residential products. We also added six residential properties (567 units). Highlights of the year included:

•	Converting 31 properties (6,439 rooms), or 19 percent of our gross room additions for the year, from other brands, and 12 percent of those rooms were located in international markets;

•	Opening approximately 24 percent of all the new rooms outside the United States;

•	Adding 168 properties (19,747 rooms) to our North American Limited-Service brands; and

•	Opening one new Marriott Vacation Club property in Asia on the island of Phuket, Thailand.

We currently have more than 125,000 hotel rooms under construction, awaiting conversion, or approved for development in our hotel development pipeline and we expect to add over 30,000 hotel rooms to our system in 2009.

Recent events, including failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile. Accordingly, given the difficult lending environment, the Company, owners or franchisees may decide to reevaluate continuing some of the projects included in the development pipeline. While the company has invested in few of its pipeline projects, possible delays, cancellations, or financial restructurings of projects under development could have a negative impact on our financial results.

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

The occupancy, average daily rate, and RevPAR statistics used throughout this report for 2008 include the 53 weeks from December 29, 2007, through January 2, 2009, the statistics for 2007 include the 52 weeks from December 30, 2006, through December 28, 2007, and the statistics for 2006 include the period from December 31, 2005, through December 29, 2006 (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes the period from January 1 through December 31 for each year).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	2008	Change vs. 2007		2008	Change vs. 2007
Marriott Hotels & Resorts (2)
Occupancy	70.5%	-2.1%	pts.	68.0%	-2.5%	pts.
Average Daily Rate	$178.24	1.3%		$163.37	1.4%
RevPAR	$125.69	-1.6%		$111.02	-2.2%

Renaissance Hotels & Resorts
Occupancy	69.4%	-1.4%	pts.	68.9%	-1.7%	pts.
Average Daily Rate	$167.17	0.4%		$155.35	0.3%
RevPAR	$116.05	-1.5%		$107.08	-2.1%

Composite North American Full-Service (3)
Occupancy	70.3%	-2.0%	pts.	68.1%	-2.3%	pts.
Average Daily Rate	$176.30	1.2%		$162.07	1.2%
RevPAR	$123.98	-1.6%		$110.38	-2.2%

The Ritz-Carlton North America
Occupancy	68.6%	-3.1%	pts.	68.6%	-3.1%	pts.
Average Daily Rate	$335.52	-0.4%		$335.52	-0.4%
RevPAR	$230.13	-4.7%		$230.13	-4.7%

Composite North American Full-Service and Luxury (4)
Occupancy	70.2%	-2.1%	pts.	68.1%	-2.4%	pts.
Average Daily Rate	$190.29	0.7%		$171.24	0.9%
RevPAR	$133.52	-2.2%		$116.67	-2.5%

Residence Inn
Occupancy	74.8%	-2.2%	pts.	75.4%	-2.0%	pts.
Average Daily Rate	$126.06	0.2%		$125.62	1.5%
RevPAR	$94.32	-2.7%		$94.70	-1.1%

Courtyard
Occupancy	67.0%	-2.8%	pts.	68.3%	-2.7%	pts.
Average Daily Rate	$127.86	-1.0%		$126.01	0.4%
RevPAR	$85.71	-4.9%		$86.07	-3.4%

Fairfield Inn
Occupancy	nm	nm		66.2%	-3.9%	pts.
Average Daily Rate	nm	nm		$91.75	2.1%
RevPAR	nm	nm		$60.78	-3.5%

TownePlace Suites
Occupancy	68.7%	-4.7%	pts.	69.4%	-3.4%	pts.
Average Daily Rate	$87.46	1.0%		$89.22	1.3%
RevPAR	$60.12	-5.4%		$61.88	-3.4%

SpringHill Suites
Occupancy	69.1%	-2.9%	pts.	68.8%	-3.2%	pts.
Average Daily Rate	$109.00	0.2%		$108.78	0.9%
RevPAR	$75.29	-3.8%		$74.85	-3.6%

Composite North American Limited-Service (5)
Occupancy	69.4%	-2.7%	pts.	69.9%	-2.8%	pts.
Average Daily Rate	$123.69	-0.5%		$116.29	1.2%
RevPAR	$85.83	-4.2%		$81.24	-2.8%

Composite North American (6)
Occupancy	69.8%	-2.4%	pts.	69.2%	-2.7%	pts.
Average Daily Rate	$160.85	0.4%		$137.36	1.1%
RevPAR	$112.31	-2.9%		$95.04	-2.7%

(1)

Statistics are for the fifty-three and fifty-two weeks ended January 2, 2009, and December 28, 2007, respectively, except for Ritz-Carlton for which the statistics are for the twelve months ended December 31, 2008, and December 31, 2007.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2008	Change vs. 2007		2008	Change vs. 2007
Caribbean and Latin America (2)
Occupancy	74.1%	-0.9%	pts.	70.4%	-1.6%	pts.
Average Daily Rate	$195.63	11.6%		$179.94	9.8%
RevPAR	$145.05	10.2%		$126.71	7.4%

Continental Europe (2)
Occupancy	71.0%	-3.3%	pts.	69.8%	-2.1%	pts.
Average Daily Rate	$203.88	5.9%		$207.79	7.4%
RevPAR	$144.82	1.2%		$144.97	4.4%

United Kingdom (2)
Occupancy	74.8%	-2.0%	pts.	74.2%	-2.3%	pts.
Average Daily Rate	$175.32	1.3%		$174.06	1.4%
RevPAR	$131.15	-1.4%		$129.09	-1.7%

Middle East and Africa (2)
Occupancy	75.4%	2.5%	pts.	75.4%	2.5%	pts.
Average Daily Rate	$165.72	10.6%		$165.72	10.6%
RevPAR	$125.01	14.4%		$125.01	14.4%

Asia Pacific (2), (3)
Occupancy	70.6%	-4.0%	pts.	71.0%	-3.9%	pts.
Average Daily Rate	$155.27	5.5%		$157.13	4.7%
RevPAR	$109.65	-0.2%		$111.52	-0.8%

Regional Composite (4), (5)
Occupancy	72.5%	-2.4%	pts.	71.4%	-2.2%	pts.
Average Daily Rate	$180.81	6.0%		$181.02	6.3%
RevPAR	$131.00	2.6%		$129.21	3.1%

International Luxury (6)
Occupancy	69.8%	-0.5%	pts.	69.8%	-0.5%	pts.
Average Daily Rate	$315.83	7.4%		$315.83	7.4%
RevPAR	$220.60	6.6%		$220.60	6.6%

Total International (7)
Occupancy	72.2%	-2.2%	pts.	71.2%	-2.1%	pts.
Average Daily Rate	$195.65	6.5%		$193.29	6.7%
RevPAR	$141.18	3.3%		$137.69	3.6%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January through December. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2007 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard properties located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard.
(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts.
(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2008	Change vs. 2007		2008	Change vs. 2007
Composite Luxury (2)
Occupancy	69.2%	-1.9%	pts.	69.2%	-1.9%	pts.
Average Daily Rate	$326.63	2.7%		$326.63	2.7%
RevPAR	$225.87	-0.1%		$225.87	-0.1%

Total Worldwide (3)
Occupancy	70.4%	-2.3%	pts.	69.5%	-2.6%	pts.
Average Daily Rate	$170.20	2.1%		$146.02	2.2%
RevPAR	$119.88	-1.1%		$101.48	-1.5%

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
(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the fifty-three and fifty-two weeks ended January 2, 2009, and December 28, 2007, respectively. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the twelve months ended December 31, 2008, and December 31, 2007.

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

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January through December. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2006 was on a constant U.S. dollar basis.

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

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2006 was on a constant U.S. dollar basis.

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

				Annual Change
($ in millions)	2008	2007	2006	2008/2007	2007/2006
Segment revenues	$5,631	$5,476	$5,196	3%	5%

Segment results	$419	$478	$455	-12%	5%

2008 Compared to 2007

In 2008, across our North American Full-Service Lodging segment, we added 15 properties (4,611 rooms) and three properties (493 rooms) left the system.

In 2008, RevPAR for comparable company-operated North American full-service properties decreased by 1.6 percent to $123.98, occupancy decreased by 2.0 percentage points to 70.3 percent, and average daily rates increased by 1.2 percent to $176.30.

The $59 million decrease in segment results, compared to 2007, primarily reflected a $35 million decrease in incentive management fees and a $25 million decrease in owned, leased, and other revenue net of direct expenses, partially offset by a $2 million increase in base management and franchise fees.

The $35 million decrease in incentive management fees was in part due to the recognition, in 2007, of business interruption insurance proceeds totaling $12 million associated with Hurricane Katrina and also reflected lower demand and property-level margins in 2008 compared to 2007. The slight increase of $2 million in base management and franchise fees was a product of unit growth and an additional week of sales, mostly offset by lower RevPAR.

The decrease in owned, leased, and other revenue net of direct expenses of $25 million primarily reflected an unfavorable $7 million impact associated with two properties undergoing renovations in 2008, $8 million of losses associated with three properties, one of which was a new property that opened in 2008, $5 million of lower contract termination fees received, $2 million of lower land rent income, and an unfavorable $3 million impact associated with one property that was sold in 2007 and is now a managed property.

Cost reimbursements revenue and expenses associated with our North American Full-Service segment properties totaled $4,951 million in 2008, compared to $4,782 million in 2007.

2007 Compared to 2006

In 2007, across our North American Full-Service Lodging segment, we added 13 properties (3,947 rooms) and six properties (2,853 rooms) left the system.

In 2007, RevPAR for comparable company-operated North American full-service properties increased by 6.8 percent to $126.92, occupancy increased by 0.9 percentage points to 72.7 percent, and average daily rates increased by 5.4 percent to $174.54.

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

Gains and other income was $22 million lower in 2007, compared to 2006, and reflected a $37 million charge in 2006 associated with a straight-line rent receivable, partially offset by the redemption of preferred stock in a cost method investee that generated income of $25 million in 2006 and $34 million of lower other gains in 2007, compared to 2006. The $34 million decrease in other gains compared to the prior year reflects gains in 2006 associated with the sale of joint venture investments and real estate, while 2007 reflects limited similar activity. Owned, leased, and other revenue net of direct expenses decreased by $20 million and reflected properties sold and

$10 million of hotel management and franchise agreement termination fees received in 2006, compared to $3 million of such fees received in 2007. General, administrative, and other expenses for 2007 were unchanged compared to 2006 primarily reflecting $5 million of hotel management agreement performance cure payments in 2006 offset by a guarantee charge in 2007 associated with one property and the write-off of a deferred contract acquisition cost associated with another property that left the system.

Cost reimbursements revenue and expenses associated with our North American Full-Service segment properties totaled $4,782 million in 2007, compared to $4,527 million in 2006.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

				Annual Change
($ in millions)	2008	2007	2006	2008/2007	2007/2006
Segment revenues	$2,233	$2,198	$2,060	2%	7%

Segment results	$395	$461	$380	-14%	21%

2008 Compared to 2007

In 2008, across our North American Limited-Service Lodging segment, we added 168 properties (19,747 rooms) and 21 properties (2,519 rooms) left the system. The properties that left the system were primarily associated with our Fairfield Inn brand.

In 2008, RevPAR for comparable company-operated North American limited-service properties decreased by 4.2 percent to $85.83, occupancy decreased by 2.7 percentage points to 69.4 percent, and average daily rates decreased by 0.5 percent to $123.69.

The $66 million decrease in segment results, compared to 2007, reflected $43 million of lower incentive management fees, $14 million of higher general, administrative, and other expenses, $13 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, and $4 million of lower gains and other income, partially offset by a $10 million increase in base management and franchise fees.

The $10 million increase in base management and franchise fees was largely due to unit growth, partially offset by a decrease in relicensing fees. The $43 million decrease in incentive management fees was largely due to lower property-level revenue and margins and the recognition, in 2007, of $15 million of incentive management fees that were calculated based on prior periods’ results, but not earned and due until 2007.

The $14 million increase in general, administrative, and other expenses reflected a $15 million charge related to a shortfall funding under a guarantee (see the “Other Charges” caption in Footnote No. 20, “Restructuring Costs and Other Charges,” for more information). The $13 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected $6 million of franchise agreement termination fees received in 2007, which were primarily associated with Fairfield Inn brand properties that left our system, and $7 million of lower income due to lower revenue and property-level margins associated with weaker demand at certain leased properties.

Cost reimbursements revenue and expenses associated with our North American Limited-Service segment properties totaled $1,541 million in 2008, compared to $1,470 million in 2007.

2007 Compared to 2006

In 2007, across our North American Limited-Service Lodging segment, we added 156 properties (17,517 rooms) and 16 properties (1,853 rooms) left the system. The properties that left the system were primarily associated with our Fairfield Inn brand.

In 2007, RevPAR for comparable company-operated North American limited-service properties increased by 4.8 percent to $89.18, occupancy for these properties decreased by 0.4 percentage points to 72.7 percent, and average daily rates increased by 5.4 percent to $122.63.

The $81 million increase in segment results, compared to 2006, primarily reflected an $83 million increase in base management, incentive management, and franchise fees, a $5 million increase in owned, leased, and other revenue net of direct expenses, a $2 million increase in gains and other income, and a $2 million increase in joint venture equity earnings, partially offset by $11 million of higher general, administrative, and other expenses.

In 2007, we recognized $15 million of incentive management fees that were calculated based on prior years’ results but not earned and due until 2007 compared to the recognition of no similar fees in 2006. The additional increase in fees is largely due to higher RevPAR, driven by rate increases, which increased base management and franchise fees, and to productivity improvements, which increased property-level margins and incentive management fees. Additionally, growth in the number of rooms contributed to the increase in base management and franchise fees. The $5 million increase in owned, leased, and other revenue net of direct expenses is primarily a result of hotel franchise agreement termination fees of $6 million received in 2007, which were primarily associated with Fairfield Inn brand properties that left our system and $1 million of similar fees in 2006. The $11 million increase in general, administrative, and other expenses in 2007 primarily reflects the impact of unit growth and development and the write-off of $3 million of deferred contract acquisition costs.

Cost reimbursements revenue and expenses associated with our North American Limited-Service segment properties totaled $1,470 million in 2007, compared to $1,423 million in 2006.

International Lodging includes International Marriott Hotels & Resorts, International JW Marriott Hotels & Resorts, International Renaissance Hotels & Resorts, International Courtyard, International Fairfield Inn, International Residence Inn, and Marriott Executive Apartments.

				Annual Change
($ in millions)	2008	2007	2006	2008/2007	2007/2006
Segment revenues	$1,544	$1,594	$1,411	-3%	13%

Segment results	$246	$271	$237	-9%	14%

2008 Compared to 2007

In 2008, across our International Lodging segment, we added 21 properties (6,619 rooms) and 16 properties (3,905 rooms) left the system, primarily due to quality issues.

In 2008, RevPAR for comparable company-operated international properties increased by 2.6 percent to $131.00, occupancy for these properties decreased by 2.4 percentage points to 72.5 percent, and average daily rates increased by 6.0 percent to $180.81. Results for our international operations were favorable across most regions, but weakened progressively throughout 2008 and especially in the fourth quarter. RevPAR increases compared to the prior year were strongest in the Middle East, Central and Southeast Asia, South America, and Central Europe.

The $25 million decrease in segment results in 2008, compared to the prior year, primarily reflected a $32 million decrease in gains and other income, a $15 million increase in general, administrative, and other expenses, and a decrease of $5 million in joint venture equity earnings, partially offset by an $18 million increase in incentive management fees and an $11 million increase in combined base management and franchise fees. Owned, leased, and other revenue net of direct expenses remained unchanged in 2008 compared to the prior year.

The increase in fees was largely due to higher RevPAR, driven by rate increases and, to a lesser extent, reflected unit growth and cost control plans, which increased property-level margins and incentive management fees.

The $32 million decrease in gains and other income in 2008, compared to 2007, reflected the recognition of gains totaling $9 million in 2008, compared to gains in 2007 of $41 million. The 2007 gains primarily reflected a $10 million gain associated with the sale of a joint venture and a gain totaling $23 million associated with sales of real estate. The $15 million increase in general, administrative, and other expenses reflected higher wage and benefit costs and costs associated with unit growth and development.

Joint venture equity results were lower than the prior year by $5 million primarily reflecting an unfavorable $11 million impact associated with tax law changes in a country in which two joint ventures operate, partially offset by a $5 million favorable impact associated with insurance proceeds received by one of those same joint ventures.

Owned, leased, and other revenue net of direct of expenses remained unchanged and reflected $17 million of lower income, reflecting conversions from owned properties to managed properties, which was completely offset by $11 million of stronger results at some properties, $5 million of higher termination fees, and $1 million of higher branding fees.

Cost reimbursements revenue and expenses associated with our International segment properties totaled $707 million in 2008, compared to $741 million in 2007.

2007 Compared to 2006

In 2007, across our International Lodging segment, we added 20 properties (4,686 rooms) and 31 properties (4,678 rooms) left the system in 2007, primarily due to quality issues.

In 2007, RevPAR for comparable company-operated international properties increased by 8.2 percent to $127.44, occupancy for these properties increased by 0.8 percentage points to 75.7 percent, and average daily rates increased by 7.0 percent to $168.30. Results for our international operations were strong across most regions. RevPAR increases compared to the prior year were particularly strong in Central and Southeast Asia, South America, the Middle East, and Eastern Europe.

The $34 million increase in segment results in 2007 compared to 2006, reflected a $27 million increase in base management, incentive management, and franchise fees, an $11 million increase in gains and other income, and a $3 million increase in joint venture equity earnings, partially offset by $7 million of higher general, administrative, and other expenses. Incentive management fees included $2 million for 2007 that were calculated based on prior periods’ earnings, but not earned and due until recognized, compared to $10 million of similar fees in 2006.

The increase in fees is largely due to strong demand and higher RevPAR, driven by rate increases and favorable exchange rates. The $11 million increase in gains and other income reflected higher gains in 2007 on real estate sales, compared to the year-ago period, offset by lower gains on the sale of joint ventures. The $7 million increase in general, administrative, and other expenses from 2006 is primarily attributable to costs related to our unit growth and development. Owned, leased, and other revenue net of direct expenses remained flat primarily reflecting hotel management and franchise agreement termination fees of $8 million received in 2007 and $12 million of similar fees in 2006, entirely offset by the improved performance of our owned and leased properties in 2007.

Cost reimbursements revenue and expenses associated with our International segment properties totaled $741 million in 2007, compared to $635 million in 2006.

Luxury Lodging includes The Ritz-Carlton and Bulgari Hotels & Resorts.

				Annual Change
($ in millions)	2008	2007	2006	2008/2007	2007/2006
Segment revenues	$1,659	$1,576	$1,423	5%	11%

Segment results	$78	$72	$63	8%	14%

2008 Compared to 2007

In 2008, across our Luxury Lodging segment, we added four properties (1,195 rooms) and one property (517 rooms) left the system. In addition, we added seven residential products (654 units) in 2008.

In 2008, RevPAR for comparable company-operated luxury properties decreased by 0.1 percent to $225.87, occupancy for these properties decreased by 1.9 percentage points to 69.2 percent, and average daily rates increased by 2.7 percent to $326.63.

The $6 million increase in segment results, compared to 2007, reflected a $7 million increase in base management and incentive management fees and $18 million of higher owned, leased, and other revenue net of direct expenses, partially offset by $8 million of increased general, administrative, and other expenses, an $8 million decrease in joint venture equity earnings, $1 million of restructuring costs recorded in 2008, (see Footnote No. 20, “Restructuring Costs and Other Charges,” for additional information), and a $1 million decrease in gains and other income. The increase in fees over the year-ago period reflected new properties added to the system, partially offset by the receipt in 2007 of $5 million of business interruption insurance proceeds associated with hurricanes in prior years.

The $18 million increase in owned, leased, and other revenue net of direct expenses reflected charges of $8 million in 2007 for depreciation expense associated with one property that was reclassified to “held and used,” as the property no longer satisfied the criteria to be classified as “held for sale,” compared to $6 million of depreciation charges for that same property in 2008, as well as expenses totaling $3 million in 2007 associated with opening a new leased property, $10 million of improved results in 2008 associated with two properties, one of which was being renovated in 2007, and $2 million of increased branding fees in 2008.

The $8 million increase in general, administrative, and other expenses primarily reflected costs associated with unit growth and development as well as bad debt expense related to accounts receivable deemed uncollectible (see the “Other Charges” caption in Footnote No. 20, “Restructuring Costs and Other Charges,” for more information).

The $8 million decrease in joint venture equity earnings primarily reflected a $9 million impairment charge associated with a joint venture investment that we determined to be fully impaired in 2008 (see the “Other Charges” caption in Footnote No. 20, “Restructuring Costs and Other Charges,” for more information).

Cost reimbursements revenue and expenses associated with our Luxury segment properties totaled $1,350 million in 2008, compared to $1,307 million in 2007.

2007 Compared to 2006

In 2007, across our Luxury Lodging segment, we added 11 properties (2,529 rooms) and one property (273 rooms) left the system. In addition, we added three residential products (347 units) in 2007.

In 2007, RevPAR for comparable company-operated luxury properties increased by 9.4 percent to $227.87, occupancy for these properties increased by 1.8 percentage points to 72.5 percent, and average daily rates increased by 6.6 percent to $314.36.

The $9 million increase in segment results, compared to 2006, reflected a $20 million increase in base management and incentive management fees, partially offset by $6 million of increased general, administrative, and other expenses, $3 million of lower owned, leased, and other revenue net of direct expenses, and $2 million of lower equity joint venture results. Fiscal year 2006 included $2 million of base management fees that were calculated based on prior periods’ results, but not earned and due until 2006, compared to no similar fees in 2007. The increase in fees over the prior year reflects stronger RevPAR driven by rate increases, new properties added to the system, the receipt in 2007 of $5 million of business interruption insurance proceeds associated with hurricanes in prior years, the year-over-year favorable impact associated with the reopening, late in 2006, of two properties impacted by the same aforementioned hurricanes and increased branding fees. The $6 million increase in general, administrative, and other expenses is primarily attributable to costs related to our unit growth and development. The $3 million decrease in owned, leased, and other revenue net of direct expenses reflected charges totaling $8 million in 2007 for depreciation expense associated with one property that was reclassified to “held and used,” as the property no longer satisfied the criteria to be classified as “held for sale,” partially offset by a favorable $3 million impact associated with the opening of a new leased property in 2007.

Cost reimbursements revenue and expenses associated with our Luxury segment properties totaled $1,307 million in 2007, compared to $1,261 million in 2006.

Timeshare includes our Marriott Vacation Club, The Ritz-Carlton Club and Residences, Grand Residences by Marriott, and Horizons by Marriott Vacation Club brands.

				Annual Change
($ in millions)	2008	2007	2006	2008/2007	2007/2006
Segment Revenues
Segment revenues	$1,750	$2,065	$1,840	-15%	12%

Segment Results
Base management fee revenue	$42	$43	$34
Timeshare sales and services, net	89	350	357
Restructuring costs	(28)	—	—
Joint venture equity	11	10	(2)
Minority interest	25	1	—
General, administrative, and other expense	(111)	(98)	(109)

Segment results	$28	$306	$280	-91%	9%

Sales and Services Revenue
Development	$953	$1,208	$1,112
Services	336	315	286
Financing	106	195	171
Other revenue	28	29	8

Sales and services revenue	$1,423	$1,747	$1,577	-19%	11%

Contract Sales
Timeshare	$1,081	$1,221	$1,207
Fractional	35	44	42
Residential	10	(9)	5

Total company	1,126	1,256	1,254
Timeshare	—	33	28
Fractional	(6)	54	68
Residential	(44)	58	282

Total joint venture	(50)	145	378

Total Timeshare segment contract sales	$1,076	$1,401	$1,632	-23%	-14%

2008 Compared to 2007

Timeshare segment contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential ownership products before the adjustment of percentage-of-completion accounting. Timeshare segment contract sales decreased by $325 million (23 percent) compared to 2007 to $1,076 million from $1,401 million. The decrease in Timeshare segment contract sales in 2008, compared to the prior year, reflected a $173 million decrease in timeshare sales, an $83 million decrease in residential sales, and a $69 million decrease in fractional sales. The decrease in timeshare contract sales reflected the impact of projects approaching sellout and significantly lower demand. Sales of residential and fractional units were significantly impacted by weak demand, as well as increased cancellation allowances of $115 million recorded in anticipation that a portion of contract revenue previously recorded under the percentage-of-completion method for certain projects will not be realized due to contract cancellations prior to closing (see the “Other Charges” caption of Footnote No. 20, “Restructuring Costs and Other Charges,” for additional information).

The $315 million decrease in Timeshare segment revenues to $1,750 million from $2,065 million reflected a $324 million decrease in Timeshare sales and services revenue, and a $1 million decrease in base management fees, partially offset by a $10 million increase in cost reimbursements revenue. The decrease in Timeshare sales and services revenue, compared to the prior year, primarily reflected lower demand for timeshare interval, fractional, and residential projects, lower revenue from projects with limited available inventory in 2008, a decrease of $65 million in note sale gains in 2008, a $32 million impact from the reduced valuation of residual interests, contract cancellation allowances of $17 million, low reportability in 2008 associated with newer projects that have not yet reached revenue recognition reportability thresholds, as well as the recognition, in 2007, of revenues received in prior years for several projects that reached reportability thresholds in 2007. Partially offsetting the decrease was higher revenue associated with the Asia Pacific points program, revenue that became reportable subsequent to the 2007 fiscal year, and increased services revenue. Timeshare segment revenues for 2008 and 2007 included

$68 million and $50 million, respectively, of interest income and note sale gains of $16 million and $81 million for 2008 and 2007, respectively.

Segment results of $28 million in 2008 decreased by $278 million from $306 million in 2007, and reflected $261 million of lower Timeshare sales and services revenue net of direct expenses, $28 million of restructuring costs, and $13 million of higher general, administrative, and other expenses, partially offset by a $24 million higher minority interest benefit and $1 million in higher joint venture equity earnings.

The $261 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected $138 million of lower development revenue net of product costs and marketing and selling costs, $95 million of lower financing revenue net of financing expenses, $34 million of lower reacquired and resales revenue net of expenses, partially offset by $4 million of higher services revenue net of expenses, and $2 million of lower joint venture related expenses. Lower development revenue net of product costs and marketing and selling costs primarily reflected lower demand for timeshare interval, fractional, and residential projects, increased marketing and sales costs, lower revenue from several projects with limited available inventory in 2008, start-up costs in 2008 for newer projects, low reportability in 2008 associated with newer projects that have not yet reached revenue recognition reportability thresholds, revenue recognition for several projects in 2007 that reached reportability thresholds, a $9 million impact from inventory write-downs related to the termination of certain phases of timeshare development in Europe, and a $5 million net impact from contract cancellation allowances (see the “Other Charges” caption of Footnote No. 20, “Restructuring Costs and Other Charges,” for additional information). In addition, development revenue net of product costs and marketing and selling costs reflected an impairment charge. We recorded a pretax charge of $22 million ($10 million net of minority interest benefit) in the 2008 third quarter within the “Timeshare-direct” caption of our Consolidated Statements of Income related to the impairment of a fractional and whole ownership real estate project held for development by a joint venture that we consolidate. We made the adjustment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to adjust the carrying value of the real estate to its estimated fair value at year-end 2008. The predominant items we considered in our analysis were the downturn in market conditions including contract cancellations, and tightening in the credit markets, especially for jumbo mortgage loans. We estimated the fair value of the inventory utilizing a probability weighted cash flow model that reflected our expectations of future performance discounted at a 10 year risk-free interest rate determined from the yield curve for U.S. Treasury instruments (3.68 percent). The $25 million benefit associated with minority interest reflected our joint venture partner’s portion of the losses of subsidiaries that we consolidate. The $25 million benefit also reflected the impact of the pretax benefit of $12 million in 2008, representing our joint venture partner’s pretax share of the $22 million impairment charge.

The $95 million decrease in financing revenue, net of financing costs, primarily reflected $65 million of lower note sale gains in 2008 compared to 2007, mostly attributable to higher note sale volumes in 2007, $42 million of lower residual interest accretion, and $6 million of increased financing costs, partially offset by $18 million of increased interest income. Lower note sale gains of $65 million reflected a $12 million charge in the 2008 fourth quarter related to hedge ineffectiveness on note sale hedges and the $42 million of lower residual interest accretion reflected a $32 million charge in the 2008 fourth quarter related to the reduction in the valuation of residual interests due to an increase in the market rate of interest at which future cash flows were discounted to estimate the fair market value (see the “Other Charges” caption of Footnote No. 20, “Restructuring Costs and Other Charges,” for more information regarding these charges). In 2008 and 2007, we sold notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional ownership products of $300 million and $520 million, respectively. The $34 million of lower reacquired and resales revenue net of expenses represented increased marketing and selling costs coupled with increased product cost relative to prior year.

The $28 million of restructuring costs represented $14 million in severance costs, $9 million in development cancellations, and $5 million in facility exit costs incurred as a result of restructuring initiatives at the segment (see Footnote No. 20, “Restructuring Costs and Other Charges,” for more information related to these initiatives and the costs incurred). The $13 million increase in general, administrative, and other expenses reflected increased costs associated with wages and benefits. Joint venture equity earnings increased $1 million and reflected $10 million of start-up losses incurred in 2007 for three joint ventures, mostly offset by $7 million of contract cancellation allowances recorded at one joint venture in 2008 (see the “Other Charges” caption of Footnote No. 20, “Restructuring Costs and Other Charges,” for additional information) and $3 million of lower earnings in 2008 at one joint venture.

Cost reimbursements revenue and expenses associated with Timeshare segment properties totaled $285 million in 2008, compared to $275 million in 2007.

2007 Compared to 2006

Timeshare segment contract sales decreased by 14 percent compared to 2006, reflecting fewer residential and fractional sales, partially offset by increased timeshare sales. Contract sales in 2006 reflected particularly strong joint venture residential sales associated with the launch of our San Francisco and Kapalua, Hawaii products.

The $225 million increase in Timeshare segment revenues to $2,065 million from $1,840 million reflected a $170 million increase in timeshare sales and services revenue, a $46 million increase in cost reimbursements revenue, and $9 million of increased base management fees. The increase in timeshare sales and services revenue primarily reflected newer projects that reached reportability thresholds in 2007 and increased services and financing revenue. Higher base management fees reflect the growing number of timeshare resorts under management. Timeshare segment revenues include $50 million and $41 million of interest income for 2007 and 2006, respectively, and note sale gains of $81 million and $77 million for 2007 and 2006, respectively, recorded in our Consolidated Statements of Income on the “Timeshare sales and services” revenue line, associated with Timeshare segment notes receivable.

Segment results of $306 million in 2007 increased by $26 million over 2006 and primarily reflected $9 million of increased base management fees, $12 million of increased joint venture equity results, and $11 million of lower general, administrative, and other expenses, partially offset by $7 million of lower timeshare sales and services revenue net of expenses. Timeshare sales and services revenue net of direct expenses of $350 million decreased by $7 million, compared to the prior year, primarily reflecting flat development revenue net of product costs and marketing and selling costs and $12 million of increased financing revenue net of financing expenses, partially offset by the $15 million reversal of contingency reserves in 2006 and $4 million of lower services revenue net of services expenses. Flat development revenue net of product costs and marketing and selling costs reflected newer projects that reached reportability thresholds in 2007, offset by several other projects that were approaching sell-out. The increase in financing revenue net of financing costs primarily reflected increased accretion, interest income, and higher note sale gains in 2007, compared to 2006. Compared to the prior year, the $12 million increase in joint venture equity results primarily reflected strong demand in 2007 for our products in Kapalua, Hawaii and start-up costs in 2006 associated with that joint venture. The $11 million decrease in general, administrative, and other expenses reflected lower program and systems expenses in 2007.

Cost reimbursements revenue and expenses associated with Timeshare segment properties totaled $275 million in 2007, compared to $229 million in 2006.

Investment in Leveraged Lease

Historically, we had a $23 million investment in an aircraft leveraged lease with Delta Airlines, which we acquired in 1994. The gross investment was comprised of rentals receivable and the residual value of the aircraft offset by unearned income. On September 14, 2005, Delta Airlines filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and informed us that it wished to restructure the lease. As a result, our investment was impaired and we had recorded pretax charges of approximately $17 million in 2005 and $1 million in 2006. We recorded an additional $5 million loss related to this investment in fiscal 2007, and have no remaining exposure.

Effective Tax Rate

Tax credits contributed by our synthetic fuel operations have significantly reduced our effective tax rate during the last several years. As we exited the business in November 2007 our effective tax rate increased significantly, thereby reducing our after-tax profits.

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

2008 Compared to 2007

The synthetic fuel operation generated revenue of $1 million in 2008 and $352 million in 2007. Income from the Synthetic Fuel segment totaled $3 million, net of tax, in 2008, compared to a loss of $1 million in 2007. Income from the Synthetic Fuel segment of $3 million for 2008 primarily reflected the recognition in 2008 of additional tax credits as a result of the determination by the Secretary of the Treasury in 2008 of the Reference Price of a barrel of oil for 2007, partially offset by payments due to third parties based on the amount of additional tax credits.

2007 Compared to 2006

For 2007, the synthetic fuel operation generated revenue of $352 million versus revenue of $165 million for the prior year, primarily reflecting higher production in 2007. Production in 2006 reflected production suspensions instituted in response to high oil prices. Income from the Synthetic Fuel segment declined to a loss of $1 million in 2007 from income of $5 million in 2006, primarily reflecting increased operating losses associated with higher production in 2007, partially offset by increased revenue and increased tax credits associated with higher production and, on the increased operating losses, a higher tax benefit. Results for 2007 also reflect an estimated 70.7 percent phase-out of tax credits due to high oil prices versus a phase-out that was estimated at year-end 2006 to be 39 percent for 2006. Additionally, results in 2007 reflect interest costs of $8 million associated with hedges entered into in response to high oil prices.

SHARE-BASED COMPENSATION

Under our 2002 Comprehensive Stock and Cash Incentive Plan, we award: (1) stock options to purchase our Class A Common Stock (“Stock Option Program”); (2) stock appreciation rights (“SARs”); (3) restricted stock units of our Class A Common Stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that are equal to the market price of our Class A Common Stock on the date of grant.

During 2008 we granted 5.6 million restricted stock units (2.6 million, most of which were granted in February and had a weighted average grant-date fair value of $35 per unit and 3.0 million were granted in August and had a weighted average grant-date fair value of $26 per unit), 2.7 million Employee SARs (1.8 million, most of which were granted in February and had a weighted average grant-date fair value of $13 per right and 0.9 million were granted in August and had a weighted average grant-date fair value of $10 per right), and 4,000 Non-employee SARs. During that time period, we also granted approximately 218,000 stock options and issued 25,000 deferred stock units. The grants made in August would ordinarily have been made in February 2009, but were accelerated to encourage associate retention in a difficult economic climate. Awards for the most senior executives were not accelerated. See Footnote No. 4, “Share-Based Compensation,” later in this report for additional information.

NEW ACCOUNTING STANDARDS

EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”

We adopted the FASB Emerging Issues Task Force (“EITF”) Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”) on December 29, 2007, the first day of our 2008 fiscal year. EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of Financial Accounting Standards (“FAS”) No. 66, “Accounting for Sales of Real Estate” (“FAS No. 66”), an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37, including an assessment of collectibility using the initial and continuing investment tests described in paragraphs 8 through 12 of FAS No. 66, then the entity should apply the deposit method of accounting as described in paragraphs 65 through 67 of FAS No. 66.

Although our adoption of EITF 06-8 had no impact on our wholly owned projects in conjunction with the adoption of EITF 06-8 by one joint venture in which we are a partner, we recorded the cumulative effect of applying EITF 06-8 as a reduction of $5 million to our investment in that joint venture, an increase in deferred tax assets of $2 million, and a reduction of $3 million to the opening balance of our retained earnings. The application of the continuing investment criterion in EITF 06-8 on the collectibility of the sales price could in certain future circumstances delay our ability, or the ability of joint ventures in which we are a partner, to recognize revenues and costs using the percentage-of-completion method of accounting.

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

Our servicing assets and residual interests, which are measured using Level 3 inputs (which are described in Footnote No. 5, “Fair Value Measurements”) in the FAS No. 157 hierarchy, accounted for 94 percent of the total fair value of our financial assets at year-end 2008, that are required to be measured at fair value using the guidance found in FAS No. 157. We treat the residual interests, including servicing assets, as trading securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, we recorded realized and unrealized gains or losses related to these assets in the “Timeshare sales and services” revenue caption in our Consolidated Statements of Income.

At the dates of sale and at the end of each reporting period, we estimate the fair value of our residual interests, including servicing assets, using a discounted cash flow model. The implementation of FAS No. 157 did not result in material changes to the models or processes used to value these assets. These transactions may utilize interest rate swaps to protect the net interest margin associated with the beneficial interest. The discount rates we use in determining the fair values of the residual interests are based on the general level of interest rates in the market and the assumed credit risk of the interests retained. We adjust these discount rates quarterly as interest rates and credit spreads in the market vary.

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

The most significant estimate involved in the measurement process is the discount rate, followed by the default rate and the loan repayment rate. Estimates of these rates are based on management’s expectations of future prepayment rates and default rates, reflecting our historical experience, industry trends, current market interest rates, expected future interest rates, and other considerations. Actual repayment rates, default rates, and discount rates could differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates and the availability of alternative financing sources to borrowers. If actual prepayments of the loans being serviced were to occur more slowly than had been projected, the carrying value of servicing assets could increase and accretion and servicing income would exceed previously projected amounts. If actual default rates or actual discount rates are lower than expected, the carrying value of retained interests could increase and accretion and servicing income would exceed previously projected amounts. If actual prepayments of the loans being serviced occur at a faster pace than we have projected, the carrying value of servicing assets could decrease and accretion and servicing income would be below previously projected amounts. If actual default rates or actual discount rates are higher than we expect, the carrying value of retained interests could decrease and accretion and servicing income would be below previously projected amounts. Accordingly, the retained interests, including servicing assets, actually realized, could differ from the amounts initially recorded.

We completed a stress test on the fair value of the residual interests, including servicing assets, as of the end of 2008 to measure the change in value associated with independent changes in individual key variables. This methodology applied unfavorable changes that would be statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. Before we applied any of these stress test changes, we determined that the fair value of the residual interests, including servicing assets, was $221 million as of year-end 2008.

Applying the stress tests, we concluded that each change to a variable shown in the table below would have the following impact on the valuation of our residual interests at the end of 2008:

	Decrease in Year- End Valuation ($ in millions)	Percentage Decrease
100 basis point increase in the prepayment rate	$3	1.3%
200 basis point increase in the prepayment rate	6	2.6%
100 basis point increase in the discount rate	4	2.0%
200 basis point increase in the discount rate	9	3.9%
Two month decline in the weighted average remaining term	2	0.8%
Four month decline in the weighted average remaining term	4	1.7%

We value our derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model including interest rates and volatilities. We record realized and unrealized gains and losses on these derivative instruments in gains from the sale of timeshare notes receivable, which are recorded within the “Timeshare sales and services” revenue caption in our Consolidated Statements of Income.

Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”

We adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“FAS No. 159”), on December 29, 2007, the first day of our 2008 fiscal year. This standard permits but does not require entities to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option for any of our financial assets or liabilities in 2008.

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

FASB Staff Position FAS No. 140-4 and FIN 46(R)-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”

We adopted FASB Staff Position (“FSP”) FAS No. 140-4 and FIN 46(R)-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” in conjunction with our 2008 fiscal year-end. FSP FAS No. 140-4 and FIN 46(R)-8 amends FAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. FSP FAS No. 140-4 and FIN 46(R)-8 is effective for year-end 2008 disclosures. The adoption of FSP FAS No. 140-4 and FIN 46(R)-8 did not have a material impact on our financial statements.

FSP EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20, ‘Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets’”

We adopted FSP EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20, ‘Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,’” (“FSP EITF 99-20-1”) in conjunction with our 2008 fiscal year-end. FSP EITF 99-20-1 amends EITF Issue No. 99-20 to align the impairment guidance in EITF Issue

No. 99-20 with that of FAS No. 115. FAS No. 115 measures impairment based on a determination of whether an other-than-temporary impairment has occurred. Our residual interests in our asset securitizations are recorded at fair value each reporting period. Therefore, the adoption of FSP EITF 99-20-1 did not have a material impact on our financial statements.

Future Adoption of Accounting Standards

Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”

On December 4, 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) will significantly change the accounting for business combinations. Under FAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Transaction costs will no longer be included in the measurement of the business acquired. Instead, these costs will be expensed as they are incurred. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year.

Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51”

On December 4, 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. FAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS No. 160 must be applied prospectively for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. We are currently evaluating the impact that FAS No. 160 will have on our financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Our Credit Facilities

Although we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and improve hotels and to develop timeshare properties. Events over the past several months, including recent failures and near failures of a number of large financial services companies have made the capital markets increasingly volatile. We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We also periodically evaluate opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons, or to further strengthen our financial position.

We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for borrowings and letters of credit and has supported our commercial paper program. The Credit Facility provides for $2.5 billion of aggregate borrowings at any one time, and expires on May 14, 2012. Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus a fixed spread. Additionally, we pay quarterly fees on the Credit Facility at a rate based on our public debt rating. For additional information regarding our Credit Facility, including participating financial institutions, see Exhibit 10, “Amended and Restated Credit Agreement,” to our Current Report on Form 8-K filed with the SEC on May 16, 2007.

The Credit Facility contains certain covenants, including a single financial covenant that limits the Company’s maximum leverage (defined in the credit agreement as Adjusted Total Debt to Consolidated EBITDA) to not more than 4 to 1. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility and public debt instruments, including being well within the limits under the Credit Facility leverage covenant, and do not expect the covenants to restrict our ability to increase our anticipated borrowing and guarantee levels should we need to do so in the future.

Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehmann Brothers Holdings Inc., which filed for bankruptcy on October 5, 2008, is one of the lenders under the Credit Facility, with a total aggregate funding commitment of $96 million (3.8 percent) of the $2.5 billion in total commitments. LCPI did not fund its share of our fourth quarter 2008 draws under the Credit Facility, and we have no reason to expect that it will do so in the future. Accordingly, the total current effective size of the Credit Facility is approximately $2.4 billion. The loss of $96 million in effective capacity is not material to us, and the Credit Facility, together with cash we expect to generate from operations, remains adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements.

At year-end 2008, our available borrowing capacity amounted to $1.443 billion and reflected borrowing capacity of $2.404 billion under our Credit Facility, and our cash balance of $134 million, less letters of credit outstanding totaling $126 million, and less Credit Facility borrowings outstanding of $969 million. We anticipate that this available capacity is adequate to fund our liquidity needs as noted above. In addition, as noted previously, we continue to have ample flexibility under the Credit Facility’s covenants, and accordingly expect undrawn bank commitments under the Credit Facility to remain available to us even if business conditions were to deteriorate considerably more than we anticipate.

Until early in the 2008 fourth quarter, we regularly issued short-term commercial paper primarily in the United States and, to a much lesser extent, in Europe. Our commercial paper issuances are subject to the then-current demand for our commercial paper in each of these markets, as we do not have purchase commitments from buyers. Disruptions in the financial markets in September 2008 significantly reduced liquidity in the commercial paper market. Accordingly, in September 2008 we borrowed under the Credit Facility to fund anticipated short-term commercial paper maturities and, to a lesser extent, other general corporate needs, including working capital and capital expenditures, and suspended issuing commercial paper. All of our previously issued commercial paper has matured and been repaid. We anticipate issuing commercial paper when that market stabilizes and issuances can be made on favorable terms. We classify commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis. We reserve unused capacity under our Credit Facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. Fluctuations in the commercial paper market have not affected our liquidity and we do not expect them to do so in the future, given our borrowing capacity under the Credit Facility.

In November 2008 Standard & Poor’s changed the outlook on our BBB credit rating to “negative,” which resulted in an automatic downgrade in our commercial paper rating from A2 to A3. The market for A3 commercial paper is currently very limited. This limited availability, together with the higher interest costs associated with A3 issuances, currently makes it difficult and expensive for us to access the commercial paper market. Any future downgrades of our debt ratings by Standard & Poor’s, Moody’s Investor Service, or other similar rating agencies could increase our cost of capital. We cannot assure you that downgrades will not occur in the future.

Cash from Operations

Cash from operations, depreciation expense, and amortization expense for the last three fiscal years are as follows:

($ in millions)	2008	2007	2006
Cash from operations	$641	$778	$970
Depreciation expense	155	162	155
Amortization expense	35	35	33

Our ratio of current assets to current liabilities was roughly 1.3 to 1.0 at year-end 2008 and 1.2 to 1.0 at year-end 2007. We minimize working capital through cash management, strict credit-granting policies, aggressive collection efforts, and high inventory turnover. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.

Our ratios of earnings to fixed charges for the last five fiscal years, the calculations of which are detailed in Exhibit 12 to this report, are as follows:

Fiscal Years
2008	2007	2006	2005	2004
3.1x	4.3x	5.3x	4.6x	4.9x

In response to significantly lower demand for our timeshare products, we have correspondingly reduced our projected capital expenditures for 2009. While our Timeshare segment historically generates positive operating cash flow, year-to-year cash flow varies based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We include timeshare reportable sales we finance in cash from operations when we collect cash payments or the notes are sold for cash. The following table shows the net operating activity from our Timeshare segment (which does not include the portion of income from continuing operations from our Timeshare segment). As discussed in the second and third paragraphs following the table, the turmoil in the credit markets hurt the asset securitization market in 2008. Accordingly, we completed only one note sale transaction in 2008, compared with two such transactions in each of 2006 and 2007, and accordingly, note sale proceeds and note sale gains were both significantly lower in 2008 than in the prior two years.

($ in millions)	2008	2007	2006
Timeshare segment development in excess of cost of sales	$(299)	$(55)	$(83)
New Timeshare segment mortgages, net of collections	(525)	(559)	(537)
Note repurchases	(56)	(30)	(55)
Financially reportable sales less than (in excess of) closed sales	126	(16)	61
Note sale gains	(16)	(81)	(77)
Note sale proceeds	237	515	508
Collection on retained interests in notes sold and servicing fees	102	106	96
Other cash inflows (outflows)	33	(35)	(17)

Net cash outflows from Timeshare segment activity	$(398)	$(155)	$(104)

In June 2008, prior to the end of our second quarter, we sold to a newly formed trust $300 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. On the same day, the trust issued $246 million of the trust’s notes. In connection with the sale of notes receivable, we received net proceeds of $237 million. We retained residual interests with a fair value on the day of sale of $93 million. We used the following key assumptions to measure the fair value of the residual interests, including servicing assets, at the date of sale: average discount rate of 9.23 percent; average expected annual prepayments, including defaults, of 24.01 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 76 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 35 months. Our key assumptions are based on our experience with Timeshare segment notes receivable that we originate. We recorded note sale gains totaling $16 million in 2008, which was net of a $12 million charge related to hedge ineffectiveness.

Less favorable conditions in the asset securitization markets have reduced our gain from Timeshare segment note sales during the past year, as the trusts that purchased our mortgage notes have had to issue debt at higher relative interest rates and, in the second quarter 2008 transaction, we retained a larger residual interest in the trust. For example, in the 2008 second quarter note sale, the trust that purchased our mortgage notes issued AAA rated asset backed notes at a spread of 325 basis points over the 3.935 percent interest swap rate on LIBOR, compared to AAA note spreads of 100 basis points over the 4.782 percent interest swap rate on LIBOR for the 2007 fourth quarter note sale and 30 basis points over the 5.192 percent interest swap rate on LIBOR for the 2007 second quarter note sale. In addition, while the trusts in the fourth and second quarter 2007 securitizations each also issued 15.5 percent of the total principal amount of their asset backed notes at less than AAA ratings, we believed that the market for lower rated notes during the second quarter of 2008 was insufficient to permit issuance of AA, A, and BBB+ rated notes at attractive spreads. Accordingly, we decided to retain a larger residual interest in the trust for the second quarter 2008 transaction rather than having the trust offer lower rated notes. Given the further deterioration in the credit markets during the fourth quarter of 2008, we decided to postpone our planned note sale until 2009.

As of the date this annual report on Form 10-K is filed, the securitization market remains extremely uncertain, and very limited current demand for securitized loans makes that market much more difficult to access than it has been in the past. We believe, nonetheless, that alternatives remain available to us to sell our timeshare notes, record note sale gains, and thereby reduce our timeshare notes receivable balances and improve our cash flow. However, we expect any transaction that we may be able to complete in the near term will be more costly to us, and result in lower note sale gains, if any, relative to the size of the transaction, than those we have experienced in previous years.

Investing Activities Cash Flows

Capital Expenditures and Other Investments. We made capital expenditures of $357 million in 2008, $671 million in 2007, and $529 million in 2006 that included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. Timeshare segment development expenditures, which are included in “Cash from Operations,” as noted in that section, are not reflected in these numbers. Capital expenditures decreased primarily due to a reduction in development spending. We expect that near-term capital expenditures will be lower than 2008 levels. See the discussion of “Development and Financing Risks” within the Risk Factors section of this document for possible impacts of this reduction. Over time, we have sold lodging properties under development subject to long-term management agreements. The ability of third-party purchasers to raise the necessary debt and equity capital depends in part on the perceived risks inherent in the lodging industry and other constraints inherent in the capital markets as a whole. Although we expect to continue to consummate such real estate sales, if we were unable to do so, our liquidity could decrease and we could have increased exposure to the operating risks of owning real estate. We monitor the status of the capital markets and regularly evaluate the potential impact on our business operations of changes in capital market conditions. We also expect to continue to make other selective and opportunistic investments in connection with adding units to our lodging business. These investments include loans and minority equity investments.

Fluctuations in the values of hotel real estate generally have little impact on the overall results of our Lodging and Timeshare segments because: (1) we own less than 1 percent of the total number of hotels that we operate or franchise; (2) management and franchise fees are generally based upon hotel revenues and profits rather than current hotel property values; and (3) our management agreements generally do not terminate upon hotel sale.

Dispositions. Property and asset sales generated cash proceeds of $38 million in 2008, $745 million in 2007, and $798 million in 2006. In 2008, we closed on the sales of two properties, two land parcels, and an interest in an entity that leases four hotels.

Loan Activity. We have made loans to owners of hotels that we operate or franchise, typically to facilitate the development of a new hotel. Based on historical experience, over time we expect these owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. Loan collections and sales, net of advances during 2008 and 2007, amounted to net loan advances of $17 million in 2008 and net loan collections and sales of $75 million in 2007. Lodging senior loans outstanding totaled $2 million, all of which was long-term, at year-end 2008 and $7 million (which included a current portion of $4 million) at year-end 2007. Lodging mezzanine and other loans totaled $236 million (which included a current portion of $15 million) at year-end 2008 and $206 million (which included a current portion of $17 million) at year-end 2007. In 2008, our notes receivable balance associated with Lodging senior loans and Lodging mezzanine and other loans, increased by $25 million and primarily reflected the funding and collection of several loans offset by the reserve against one loan.

Equity and Cost Method Investments. Cash outflows of $25 million in 2008, $40 million in 2007, and $95 million in 2006 associated with equity and cost method investments primarily reflects our investments in a number of joint ventures.

Cash from Financing Activities

Debt. Debt increased by $130 million in 2008, to $3,095 million at year-end 2008 from $2,965 million, and reflected $969 million of borrowings under our Credit Facility, mostly offset by the decrease in commercial paper outstanding of $585 million, the repayment, upon maturity, of $91 million of Series E Senior Notes in the 2008 first quarter, repurchase of $109 million of Senior Notes across multiple series, and other debt decreases of $54 million. Debt increased by $1,132 million in 2007, to $2,965 million at year-end 2007 from $1,833 million, due to the issuance of $346 million (book value at issuance) of Series I Senior Notes (described more fully in our 2007 Annual Report on Form 10-K), the issuance of $397 million (book value at issuance) of Series J Senior Notes (described more fully in our 2007 Annual Report on Form 10-K), a net increase in commercial paper outstanding of $270 million and other debt increases of $119 million.

Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt and reducing our working capital. At year-end 2008, our long-term debt had an average interest rate of 4.8 percent and an average maturity of approximately 4.6 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.7 to 1.0 at year-end 2008. At the end of 2008, we had long-term public debt ratings of BBB from Standard and Poor’s and Baa2 from Moody’s.

See the “Cash Requirements and Our Credit Facilities,” caption within this “Liquidity and Capital Resources” section for additional information on our Credit Facility.

In 2008, we repurchased, in the open market, $109 million of our Senior Notes, across multiple series. The debt extinguishment resulted in a gain of $28 million that was recorded for the difference between the purchase price of $77 million and the respective carrying amount of $105 million of the debt.

Share Repurchases. We purchased 11.9 million shares of our Class A Common Stock in 2008 at an average price of $31.18 per share, 41.0 million shares of our Class A Common Stock in 2007 at an average price of $43.32 per share, and 41.5 million shares of our Class A Common Stock in 2006 at an average price of $38.13 per share. We purchase shares in the open market and in privately negotiated transactions. We did not repurchase any shares in the fourth quarter of 2008. As of year-end 2008, 21.3 million shares remained available for repurchase under authorizations from our Board of Directors. We do not expect share repurchase activity in 2009.

Dividends. In April 2008, our Board of Directors increased the quarterly cash dividend by 17 percent to $0.0875 per share. Dividends of $115 million were paid in 2008, a 10 percent increase over 2007.

Contractual Obligations and Off Balance Sheet Arrangements

The following table summarizes our contractual obligations as of year-end 2008:

Contractual Obligations

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$3,815	$238	$305	$1,910	$1,362
Capital lease obligations (1)	11	1	2	2	6
Operating leases where we are the primary obligor:
Recourse	1,335	137	248	212	738
Non-recourse	382	16	29	28	309
Operating leases where we are secondarily liable	131	29	54	25	23
Other long-term liabilities	104	—	2	6	96

Total contractual obligations	$5,778	$421	$640	$2,183	$2,534

(1)	Includes principal as well as interest payments.

The total amount of unrecognized tax benefits as of year-end 2008 and year-end 2007 was $141 million and $132 million, respectively, and is not reflected in the Contractual Obligations table. As a large taxpayer, we are under continual audit by the IRS and other taxing authorities. It is possible that the amount of the liability for unrecognized tax benefits could change during the next 52-week period, but we do not anticipate that a significant impact to the unrecognized tax benefit balance will occur. See Footnote No. 2, “Income Taxes,” for additional information.

The following table summarizes our commitments as of year-end 2008:

Other Commercial Commitments

		Amount of Commitment Expiration Per Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total guarantees where we are the primary obligor	$298	$—	$75	$65	$158
Total guarantees where we are secondarily liable	273	—	57	119	97

Total other commercial commitments	$571	$—	$132	$184	$255

Our guarantees where we are the primary obligor of $298 million listed in the preceding table include $33 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties, along with $3 million of debt service guarantees that will not be in effect until the underlying debt has been funded.

The guarantees in the preceding table for which we are secondarily liable include $206 million of guarantees that we anticipate will expire in the years 2011 through 2013, related to Senior Living Services lease obligations totaling $145 million and lifecare bonds of $61 million for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and $9 million of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”), which subsequently merged with Health Care Property Investors, Inc., is the primary obligor of $50 million of the lifecare bonds. Five Star is the primary obligor of the remainder of the lifecare bonds. Prior to our sale of the Senior Living Services business in 2003, these preexisting guarantees were guarantees by us of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. While we currently do not expect to fund under the guarantees, according to recent SEC filings made by Sunrise there has been a significant deterioration in Sunrise’s financial position and access to liquidity; accordingly, Sunrise’s continued ability to meet these guarantee obligations cannot be assured.

The guarantees in the preceding table for which we are secondarily liable include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $67 million. Most of these obligations expire at the end of 2023. CTF Holdings Ltd. (“CTF”) had originally made available €35 million in cash collateral in the event that we are required to fund under such guarantees (approximately €7 million [$10 million] remained at year-end 2008). As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $67 million will decline. Since the time we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future.

In addition to the guarantees noted in the preceding table, we have provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $586 million. Payments for cost overruns for this project will be satisfied by the joint venture through contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 34 percent. We do not expect to fund under the guarantee. At year-end 2008, the carrying value of the liabilities associated with this project completion guarantee was $6 million. We have provided a project completion guarantee to another lender for a project with an estimated aggregate total cost of $460 million. Payments for cost overruns for this project will be satisfied by the joint venture through contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 20 percent. We do not expect to fund under the guarantee. At year-end 2008, the carrying value of the liabilities associated with this project completion guarantee was $3 million.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of the actions of the other joint venture owner or our own actions.

In addition to the guarantees noted previously, as of year-end 2008, we had extended approximately $10 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $8 million, which expire within one year. We do not expect to fund the remaining $2 million of commitments, which expire in one year.

At year-end 2008, we also had commitments to invest up to $44 million of equity for minority interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel-anchored mixed-use real estate projects, which expire as follows: $34 million within three years; and $10 million after three years. Of the $44 million in commitments, we expect to fund $29 million within one to two years and $15 million within three years. In addition, as of year-end 2008, we had commitments, with no expiration date, to fund up to $25 million in joint ventures for development of new properties of which we expect to fund $13 million within one year and $12 million in one to two years. Also, as of year-end 2008, we had a commitment, with no expiration date, to invest up to $8 million in a joint venture of which we have funded $1 million and have $7 million remaining that we do not expect to fund. And, as of year-end 2008, we had a commitment to invest up to $28 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

At year-end 2008, we had $126 million of letters of credit outstanding, the majority of which related to our self-insurance programs. Surety bonds issued as of year-end 2008 totaled $465 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

In the normal course of the hotel management business, we enter into purchase commitments to manage the daily operating needs of hotels we manage for owners. Since we are reimbursed from the cash flows of the hotels, these obligations have minimal impact on our net income and cash flow.

RELATED PARTY TRANSACTIONS

Equity Method Investments

We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. In addition, in some cases we provide loans, preferred equity or guarantees to these entities. Our ownership interest in these equity method investments generally varies from 10 to 50 percent. The amount of consolidated retained earnings that represents undistributed earnings attributable to our equity investments totaled $3 million at year-end 2008.

The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

($ in millions)	2008	2007	2006
Base management fees	$49	$56	$62
Franchise fees	—	1	2
Incentive management fees	11	26	22
Cost reimbursements	340	510	649

Total revenue	$400	$593	$735

General, administrative, and other	$(1)	$(4)	$(1)
Reimbursed costs	(340)	(510)	(649)
Gains and other income	12	25	28
Interest expense	4	1	1
Interest income	3	4	4
(Provision for) reversal of provision for loan losses	—	(12)	1
Equity in earnings	15	15	3
Provision for income taxes	1	—	—

Balance Sheet Data

($ in millions)	At Year-End 2008	At Year-End 2007
Current assets-accounts and notes receivable	$23	$42
Deferred development	3	2
Contract acquisition costs	28	33
Equity and cost method investments	309	316
Loans to equity method investees	50	21
Other long-term receivables	7	—
Long-term deferred tax assets, net	—	1
Current liabilities:
Other payables and accruals	(9)	(2)
Other long-term liabilities	(15)	(16)

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

Valuation of Goodwill

We evaluate the fair value of goodwill to assess potential impairments on an annual basis, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We evaluate the fair value of goodwill at the reporting unit level and make that determination based upon future cash flow projections that assume certain growth projections, which may or may not occur. We record an impairment loss for goodwill when the carrying value of the intangible asset is greater than its estimated fair value.

Loan Loss Reserves

Lodging Senior Loans and Lodging Mezzanine and Other Loans

We measure loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows, that assumes certain growth projections that may or may not occur, or the estimated fair value of the collateral. We apply our loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. When we determine that a loan is impaired, we recognize interest income on a cash basis. At year-end 2008, our recorded investment in impaired loans was $157 million. We had a $113 million notes receivable reserve representing an allowance for credit losses, leaving $44 million of our investment in impaired loans for which there was no related allowance for credit losses. At year-end 2007, our recorded investment in impaired loans was $112 million. We had a $92 million allowance for credit losses, leaving $20 million of our investment in impaired loans for which there was no related allowance for credit losses. During 2008 and 2007, our average investment in impaired loans totaled $135 million and $102 million, respectively.

Loans to Timeshare Owners

In accordance with the adoption of SOP 04-2 in 2006, we record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time we recognize profit on a timeshare sale. We assess uncollectibility based on pools of receivables, because we hold large numbers of homogeneous timeshare notes receivable. We estimate uncollectibles based on historical activity for similar timeshare notes receivable from 2004 to the current year. We use a technique referred to as static pool analysis, which tracks uncollectibles for each year’s sales over the life of those notes. At year-end 2008 and year-end 2007, our allowance for credit losses associated with “Loans to timeshare owners” totaled $35 million and $19 million, respectively.

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

Changes in existing tax laws and rates, their related interpretations, as well as the uncertainty generated by the current economic environment may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

OTHER MATTERS

Inflation

Inflation has been moderate in recent years and has not had a significant impact on our businesses.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign exchange rates, and debt and equity prices. We manage our exposure to these risks by monitoring available financing alternatives, through development and application of credit granting policies and by entering into derivative arrangements. We do not foresee any significant changes in either our exposure to fluctuations in interest rates or foreign exchange rates or how such exposure is managed in the future.

We are exposed to interest rate risk on our floating-rate notes receivable, our residual interests retained in connection with the sale of Timeshare segment notes receivable and the fair value of our fixed-rate notes receivable. Changes in interest rates also impact our floating-rate long-term debt and the fair value of our fixed-rate long-term debt.

We are also subject to risk from changes in debt and equity prices from our investments in debt securities. We are also subject to risk from changes in equity prices from an investment in common stock, which has a carrying value of $10 million at year-end 2008, which we account for as available-for-sale securities under FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, we do not use derivatives for trading or speculative purposes.

At year-end 2008, we were party to the following derivative instruments:

•

An interest rate swap agreement under which we receive a floating rate of interest and pay a fixed rate of interest. The swap modifies our interest rate exposure by effectively converting a note receivable with a fixed rate to a floating rate. The aggregate notional amount of the swap was $92 million and it matures in 2010.

•

Four outstanding interest rate swap agreements to manage interest rate risk associated with the residual interests we retain in conjunction with our timeshare note sales. Historically, we have been required by purchasers and/or rating agencies to utilize interest rate swaps to protect the excess spread within our sold note pools. The aggregate notional amount of the swaps was $111 million, and they expire through 2022.

•

Two interest rate swaps to manage interest rate risk associated with forecasted timeshare note sales. The aggregate dollar equivalent of the notional amounts was $149 million at year-end 2008, and they expire in 2012.

•

Forward contracts to hedge forecasted transactions for contracts and fees denominated in foreign currencies. The aggregate dollar equivalent of the notional amounts was approximately $89 million, and they expire in 2009 and 2010.

•

Forward foreign exchange contracts to manage the foreign currency exposure related to certain monetary assets. The aggregate dollar equivalent of the notional amounts of the forward contracts was $190 million at year-end 2008 and they expire in 2009.

•

Forward foreign exchange contracts to manage currency exchange rate volatility associated with certain investments in foreign operations. The contracts offset the gains and losses associated with translation adjustments for various investments in foreign operations. The aggregate dollar equivalent of the notional amounts of the investments remaining at year-end 2008 was $15 million and they expire in 2009.

The following table sets forth the scheduled maturities and the total fair value of our derivatives and other financial instruments as of year-end 2008:

	Maturities by Period
($ in millions)	2009	2010	2011	2012	2013	There- after	Total Carrying Amount	Total Fair Value
Assets-Maturities represent expected principal receipts, fair values represent assets.

Timeshare segment notes receivable	$81	$62	$60	$58	$59	$368	$688	$688
Average interest rate							12.71%

Fixed-rate notes receivable	$5	$92	$—	$—	$—	$60	$157	$128
Average interest rate							9.88%

Floating-rate notes receivable	$10	$2	$12	$25	$—	$32	$81	$83
Average interest rate							4.27%

Residual interests	$87	$52	$32	$20	$13	$17	$221	$221
Average interest rate							16.8%

Liabilities-Maturities represent expected principal payments, fair values represent liabilities.

Fixed-rate debt	$(115)	$(66)	$(16)	$(352)	$(403)	$(1,136)	$(2,088)	$(1,751)
Average interest rate							5.79%

Floating-rate debt	$—	$—	$—	$(969)	$—	$—	$(969)	$(969)
Average interest rate							2.41%

Derivatives-Maturities represent notional amounts; fair values represent assets (liabilities).
Interest Rate Swaps:

Fixed to variable	$—	$93	$—	$149	$—	$88	$(21)	$(21)
Average pay rate							4.17%
Average receive rate							1.89%

Variable to fixed	$—	$—	$—	$—	$—	$23	$1	$1
Average pay rate							3.26%
Average receive rate							4.01%

Forward Foreign Exchange Contracts:

Fixed (EUR) to Fixed (USD)	$141	$—	$—	$—	$—	$—	$1	$1
Average Exchange rate							1.41

Fixed (GBP) to Fixed (USD)	$25	$—	$—	$—	$—	$—	$3	$3
Average Exchange rate							1.44

Fixed (HKD) to Fixed (USD)	$21	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.13

Fixed (MXN) to Fixed (USD)	$15	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.07

Fixed (JPY) to Fixed (USD)	$5	$—	$—	$—	$—	$—	$—	$—
Average Exchange Rate							0.01

Fixed (CAD) to Fixed (USD)	$40	$—	$—	$—	$—	$—	$2	$2
Average Exchange Rate							0.82

Fixed (THB) to Fixed (USD)	$6	$24	$—	$—	$—	$—	$(2)	$(2)
Average Exchange Rate							0.03

Item 8.	Financial Statements and Supplementary Data.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of January 2, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marriott International, Inc.:

We have audited Marriott International, Inc.’s internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Marriott International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Marriott International, Inc. maintained in all material respects, effective internal control over financial reporting as of January 2, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marriott International, Inc. as of January 2, 2009 and December 28, 2007, and the related consolidated statements of income, cash flows, comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended January 2, 2009, of Marriott International, Inc. and our report dated February 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marriott International, Inc.:

We have audited the accompanying consolidated balance sheets of Marriott International, Inc. as of January 2, 2009 and December 28, 2007, and the related consolidated statements of income, cash flows, comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended January 2, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott International, Inc. as of January 2, 2009 and December 28, 2007, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marriott International, Inc.’s internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 12, 2009

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years 2008, 2007, and 2006

($ in millions, except per share amounts)

	2008	2007	2006
REVENUES
Base management fees (1)	$635	$620	$553
Franchise fees (1)	451	439	390
Incentive management fees (1)	311	369	281
Owned, leased, corporate housing, and other revenue	1,225	1,240	1,119
Timeshare sales and services (including net note sale gains of $16 million for 2008, $81 million for 2007, and $77 million for 2006)	1,423	1,747	1,577
Cost reimbursements (1)	8,834	8,575	8,075

	12,879	12,990	11,995
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	1,088	1,062	936
Timeshare-direct	1,334	1,397	1,220
Reimbursed costs (1)	8,834	8,575	8,075
Restructuring costs	55	—	—
General, administrative, and other (1)	783	768	677

	12,094	11,802	10,908

OPERATING INCOME	785	1,188	1,087
Gains and other income (including gain on debt extinguishment in 2008 of $28 million) (1)	38	97	74
Interest expense (1)	(163)	(184)	(124)
Interest income (1)	39	38	49
(Provision for) reversal of provision for loan losses (1)	(20)	(17)	3
Equity in earnings (1)	15	15	3

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	694	1,137	1,092
Provision for income taxes (1)	(350)	(441)	(380)
Minority interest in losses of consolidated subsidiaries, net of tax	15	1	—

INCOME FROM CONTINUING OPERATIONS	359	697	712
Cumulative effect of change in accounting principle, net of tax	—	—	(109)
Discontinued operations, net of tax	3	(1)	5

NET INCOME	$362	$696	$608

EARNINGS PER SHARE-Basic
Earnings from continuing operations	$1.02	$1.85	$1.76
Losses from cumulative effect of accounting change	—	—	(0.27)
Earnings from discontinued operations	0.01	—	0.01

Earnings per share	$1.03	$1.85	$1.50

EARNINGS PER SHARE-Diluted
Earnings from continuing operations	$0.98	$1.75	$1.65
Losses from cumulative effect of accounting change	—	—	(0.25)
Earnings from discontinued operations	0.01	—	0.01

Earnings per share	$0.99	$1.75	$1.41

DIVIDENDS DECLARED PER SHARE	$0.3375	$0.2875	$0.2400

(1)	See Footnote No. 23, “Related Party Transactions,” of the Notes to Consolidated Financial Statements for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

Fiscal Year-End 2008 and 2007

($ in millions)

	2008	2007
ASSETS
Current assets
Cash and equivalents	$134	$332
Accounts and notes receivable (1)	898	1,148
Inventory	1,981	1,557
Current deferred taxes, net	186	185
Assets held for sale	—	123
Discontinued operations	—	53
Other	169	174

	3,368	3,572

Property and equipment	1,443	1,329

Intangible assets
Goodwill	875	921
Contract acquisition costs (1)	710	635

	1,585	1,556

Equity and cost method investments (1)	346	343

Notes receivable
Loans to equity method investees (1)	50	21
Loans to timeshare owners	607	408
Other notes receivable	173	171

	830	600

Other long-term receivables (1)	158	176
Deferred taxes, net (1)	727	678
Other	446	688

	$8,903	$8,942

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$120	$175
Accounts payable (1)	704	789
Accrued payroll and benefits	633	642
Liability for guest loyalty program	446	421
Timeshare segment deferred revenue	70	101
Other payables and accruals (1)	560	748

	2,533	2,876

Long-term debt	2,975	2,790
Liability for guest loyalty program	1,090	971
Self-insurance reserves	204	182
Other long-term liabilities (1)	710	661
Minority interest	11	33

Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,590	3,531
Retained earnings	3,565	3,332
Treasury stock, at cost	(5,765)	(5,490)
Accumulated other comprehensive (loss) income	(15)	51

	1,380	1,429

	$8,903	$8,942

(1)	See Footnote No. 23, “Related Party Transactions,” of the Notes to Consolidated Financial Statements for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years 2008, 2007, and 2006

($ in millions)

	2008	2007	2006
OPERATING ACTIVITIES
Net income	$362	$696	$608
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	190	197	188
Minority interest	(24)	(3)	(7)
Income taxes	110	(150)	(76)
Timeshare activity, net	(398)	(155)	(104)
Liability for guest loyalty program	116	122	113
Cumulative effect of change in accounting principle	—	—	109
Restructuring costs, net	51	—	—
Asset impairments and write-offs	62	13	24
Working capital changes and other	172	58	115

Net cash provided by operating activities	641	778	970

INVESTING ACTIVITIES
Capital expenditures	(357)	(671)	(529)
Dispositions	38	745	798
Loan advances	(53)	(31)	(59)
Loan collections and sales	36	106	121
Equity and cost method investments	(25)	(40)	(95)
Purchase of available-for-sale securities	—	—	(27)
Contract acquisition costs	(133)	(59)	(93)
Sale of available-for-sale securities	22	43	—
Other	(11)	32	3

Net cash (used in) provided by investing activities	(483)	125	119

FINANCING ACTIVITIES
Commercial paper/credit facility, net	384	258	(188)
Issuance of long-term debt	17	820	352
Repayment of long-term debt	(275)	(153)	(17)
Issuance of Class A Common Stock	51	203	378
Dividends paid	(115)	(105)	(93)
Purchase of treasury stock	(434)	(1,757)	(1,546)
Other	16	(28)	15

Net cash used in financing activities	(356)	(762)	(1,099)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(198)	141	(10)
CASH AND EQUIVALENTS, beginning of year	332	191	201

CASH AND EQUIVALENTS, end of year	$134	$332	$191

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years 2008, 2007, and 2006

($ in millions)

	2008	2007	2006
Net income	$362	$696	$608
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(59)	35	28
Other derivative instrument adjustments	12	(2)	—
Unrealized (losses) gains on available-for-sale securities	(21)	(8)	27
Reclassification of losses (gains) upon sale of available-for-sale securities	2	(18)	—

Total other comprehensive (loss) income	(66)	7	55

Comprehensive income	$296	$703	$663

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years 2008, 2007, and 2006

(in millions, except per share amounts)

Common Shares Outstanding		Class A Common Stock	Additional Paid-in- Capital	Deferred Compensation	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
411.8	Balance at year-end 2005	$5	$3,562	$(137)	$2,500	$(2,667)	$(11)
—	Net income	—	—	—	608	—	—
—	Dividends ($0.2400 per share)	—	—	—	(96)	—	—
19.2	Employee stock plan issuance and other	—	192	—	(152)	343	55
—	Impact of adoption of FAS No. 123(R)	—	(137)	137	—	—	—
(41.5)	Purchase of treasury stock	—	—	—	—	(1,584)	—

389.5	Balance at year-end 2006	5	3,617	—	2,860	(3,908)	44
—	Impact of adoption of FAS No. 156	—	—	—	1	—	—
—	Impact of adoption of FIN 48	—	(121)	—	(34)	—	—

389.5	Opening balance fiscal year 2007	5	3,496	—	2,827	(3,908)	44
—	Net income	—	—	—	696	—	—
—	Dividends ($0.2875 per share)	—	—	—	(107)	—	—
8.6	Employee stock plan issuance and other	—	35	—	(84)	195	7
(41.0)	Purchase of treasury stock	—	—	—	—	(1,777)	—

357.1	Balance at year-end 2007	5	3,531	—	3,332	(5,490)	51
—	Impact of adoption of EITF 06-8	—	—	—	(3)	—	—

357.1	Opening balance for fiscal year 2008	5	3,531	—	3,329	(5,490)	51
—	Net income	—	—	—	362	—	—
—	Dividends ($0.3375 per share)	—	—	—	(118)	—	—
4.4	Employee stock plan issuance and other	—	59	—	(8)	96	(66)
(11.9)	Purchase of treasury stock	—	—	—	—	(371)	—

349.6	Balance at year-end 2008	$5	$3,590	$—	$3,565	$(5,765)	$(15)

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We have reclassified certain prior year amounts to conform to our 2008 presentation. In our opinion, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2008 and fiscal year-end 2007 and the results of our operations and cash flows for fiscal years 2008, 2007, and 2006. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

Fiscal Year

Our fiscal year ends on the Friday nearest to December 31. The fiscal years in the following table encompass a 52-week period, except for 2002 and 2008, which both encompass a 53-week period. Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown in the following table, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-End Date	Fiscal Year	Fiscal Year-End Date
2008	January 2, 2009	2003	January 2, 2004
2007	December 28, 2007	2002	January 3, 2003
2006	December 29, 2006	2001	December 28, 2001
2005	December 30, 2005	2000	December 29, 2000
2004	December 31, 2004	1999	December 31, 1999

Revenue Recognition

Our revenues include: (1) base management and incentive management fees; (2) franchise fees; (3) revenues from lodging properties and other businesses owned or leased by us; (4) timeshare sales and services, which also includes resort rental revenue, interest income associated with our “Loans to timeshare owners,” Timeshare segment note securitization gains, and revenue from our points-based use system; and (5) cost reimbursements. Management fees comprise a base fee, which is a percentage of the revenues of hotels, and an incentive fee, which is generally based on hotel profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by lodging properties that we manage or franchise.

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

Timeshare Points-Based Use System Revenue: As sales under this points-based use system are considered to be the sale of real estate, we recognize these sales when the criteria noted in the “Timeshare and Fractional Intervals and Condominiums” caption are met.

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

Profit Sharing Plan

We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation costs from profit sharing of $111 million in 2008, $107 million in 2007, and $86 million in 2006.

Self-Insurance Programs

We are self-insured for certain levels of property, liability, workers’ compensation and employee medical coverage. We accrue estimated costs of these self-insurance programs at the present value of projected settlements for known and incurred but not reported claims. We use a discount rate of 3.0 percent to determine the present value of the projected settlements, which we consider to be reasonable given our history of settled claims, including payment patterns and the fixed nature of the individual settlements.

We are subject to a variety of assessments related to our insurance activities, including those by state guaranty funds and workers’ compensation second-injury funds. Our liabilities recorded for assessments are reflected within the amounts shown in our Consolidated Balance Sheets on the self-insurance reserves line, are not discounted, and totaled $4 million and $5 million for year-end 2008 and year-end 2007, respectively. Our liability of $4 million as of year-end 2008 for assessments is expected to be paid by the end of 2009.

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

Our management and franchise agreements require that we be reimbursed currently for the costs of operating the program, including marketing, promotion, communication with, and performing member services for the Marriott Rewards members. Due to the requirement that hotels reimburse us for program operating costs as incurred, we receive and recognize the balance of the revenue from properties in connection with the Marriott Rewards program at the time such costs are incurred and expensed. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred and recognize the corresponding expense relating to the costs of the awards redeemed. Our liability for the Marriott Rewards program was $1,536 million at year-end 2008 and $1,392 million at year-end 2007.

Guarantees

We record a liability for the fair value of a guarantee on the date a guarantee is issued or modified. The offsetting entry depends on the circumstances in which the guarantee was issued. Funding under the guarantee reduces the recorded liability. When no funding is forecasted, the liability is amortized into income on a straight-line basis over the remaining term of the guarantee. On a quarterly basis, we evaluate all material estimated liabilities based on the operating results and the terms of the guarantee. If we conclude that it is probable that we will be required to fund a greater amount than previously estimated, we will record a loss.

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

Restricted Cash

Restricted cash, totaling $103 million and $153 million at year-end 2008 and year-end 2007, respectively, is recorded in the “Other long-term assets” line in the accompanying Consolidated Balance Sheets. Restricted cash primarily consists of cash held internationally that has not been repatriated due to accounting, statutory, tax and foreign currency risks, and deposits received on timeshare interval, fractional ownership, and residential sales that are held in escrow until the contract is closed.

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

At year-end 2008, we had no assets held for sale or liabilities related to assets held for sale.

Assets held for sale totaled $123 million at year-end 2007 and consisted of property and equipment. The $123 million total reflected the following segment composition: North American Full-Service-$17 million; North American Limited-Service-$17 million; and Luxury-$89 million. There were no liabilities of assets held for sale at year-end 2007.

In 2007, we reclassified the balances associated with one property, in conformity with other “held and used” properties, as the property no longer satisfied the criteria to be classified as “held for sale.” In conjunction with that reclassification, we recorded depreciation expense of $4 million in 2007 that would have been recognized in 2006 and $4 million in late 2007 that would have been recognized earlier in 2007 had the asset been continuously classified as “held and used.”

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

Loans to Timeshare Owners

We record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time we recognize profit on a timeshare sale. We assess uncollectibility based on pools of receivables because we hold large numbers of homogeneous timeshare notes receivable. We estimate uncollectibles based on historical activity for similar timeshare notes receivable from 2004 forward. We use a technique referred to as static pool analysis, which tracks uncollectibles for each year’s sales over the life of those notes.

Valuation of Goodwill

We evaluate the fair value of goodwill to assess potential impairments on an annual basis, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We evaluate the fair value of goodwill at the reporting unit level and make that determination based upon future cash flow projections that assume certain growth projections, which may or may not occur. We record an impairment loss for goodwill when the carrying value of the intangible asset is greater than its estimated fair value.

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

The fair value of our available-for-sale securities totaled $10 million and $55 million at year-end 2008 and year-end 2007, respectively. We included net unrealized holding (losses) gains on available-for-sale securities of ($10) million at year-end 2008 and $9 million at year-end 2007 in accumulated other comprehensive income. The amount of net (losses) gains reclassified out of accumulated other comprehensive income as a result of the sale of available-for-sale securities totaled ($2) million and $18 million for 2008 and 2007, respectively. We determined the cost basis of the securities sold using specific identification.

Costs Incurred to Sell Real Estate Projects

We charge the majority of sales and marketing costs we incur to sell timeshares to expense when incurred. Selling and marketing costs deferred were $7 million at year-end 2008 and $6 million at year-end 2007 and are included in the accompanying Consolidated Balance Sheets in the “Other” caption within the “Current assets” section. If a contract is canceled, we charge unrecoverable direct selling and marketing costs to expense and record deposits forfeited as income.

Residual Interests

We periodically sell notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. We continue to service the notes and transfer all proceeds collected to special purpose entities. We retain servicing assets and other interests in the notes and account for these assets and interests as residual interests. The interests are limited to the present value of cash available after paying financing expenses and program fees and absorbing credit losses. We measure our servicing assets using the fair value method. Under the fair value method, we carry servicing assets on the balance sheet at fair value and report the changes in fair value, primarily due to changes in valuation inputs and assumptions and to the collection or realization of expected cash flows, in earnings in the period in which the change occurs. We treat the residual interests, including servicing assets, as “trading” securities under the provisions of FAS No. 115. At the dates of sale and at the end of each reporting period, we estimate the fair value of the residual interests, including servicing assets, using a discounted cash flow model. We report changes in the fair values of these residual interests, including servicing assets, through the accompanying Consolidated Statements of Income.

The most significant estimate involved in the measurement process is the discount rate, followed by the default rate and the loan repayment rate. Estimates of these rates are based on management’s expectations of future prepayment rates and default rates, reflecting our historical experience, industry trends, current market interest rates, expected future interest rates, and other considerations. Actual repayment rates, default rates, and discount rates could differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates and the availability of alternative financing sources to borrowers. If actual prepayments of the loans being serviced occurs more slowly than we project, the carrying value of servicing assets could increase and accretion and servicing income would exceed previously projected amounts. If actual default rates or actual discount rates are lower than we expect, the carrying value of retained interests could increase and accretion and servicing income would exceed previously projected amounts. Accordingly, the residual interests, including servicing assets, actually realized, could differ from the amounts initially recorded.

For additional information regarding residual interests, see Footnote No. 5, “Fair Value Measurements,” and Footnote No. 12, “Asset Securitizations.”

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

Foreign Operations

The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. The functional currency for our consolidated and unconsolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. For consolidated entities whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars, and we do the same, as needed, for unconsolidated entities whose functional currency is not the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date, and income statement accounts are translated using the weighted average exchange rate for the period. We include translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. We report gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions, currently in operating costs and expenses, and those amounted to a $6 million loss in 2008, a $2 million loss in 2007, and a $6 million gain in 2006. Gains and other income for 2007 included $6 million attributable to currency translation adjustment gains, net of losses, from the sale or complete or substantially complete liquidation of investments. There were no similar gains or losses in 2008.

New Accounting Standards

EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”

We adopted the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”) on December 29, 2007, the first day of our 2008 fiscal year. EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of FAS No. 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37, including an assessment of collectibility using the initial and continuing investment tests described in paragraphs 8 through 12 of FAS No. 66, then the entity should apply the deposit method of accounting as described in paragraphs 65 through 67 of FAS No. 66.

Although our adoption of EITF 06-8 had no impact on our wholly owned projects, in conjunction with the adoption of EITF 06-8 by one joint venture in which we are a partner, we recorded the cumulative effect of applying EITF 06-8 as a reduction of $5 million to our investment in that joint venture, an increase in deferred tax assets of $2 million, and a reduction of $3 million to the opening balance of our retained earnings. The application of the continuing investment criterion in EITF 06-8 on the collectibility of the sales price could in certain future circumstances delay our ability, or the ability of joint ventures in which we are a partner, to recognize revenues and costs using the percentage-of-completion method of accounting.

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

Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”

We adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“FAS No. 159”), on December 29, 2007, the first day of our 2008 fiscal year. This standard permits but does not require entities to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option for any of our financial assets or liabilities in 2008.

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

FASB Staff Position FAS No. 140-4 and FIN 46(R)-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”

We adopted FASB Staff Position (“FSP”) FAS No. 140-4 and FIN 46(R)-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” in conjunction with our 2008 fiscal year-end. FSP FAS No. 140-4 and FIN 46(R)-8 amends FAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. FSP FAS No. 140-4 and FIN 46(R)-8 is effective for year-end 2008 disclosures. The adoption of FSP FAS No. 140-4 and FIN 46(R)-8 did not have a material impact on our financial statements.

FSP EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20, ‘Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets’”

We adopted FSP EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20, ‘Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,’” (“FSP EITF 99-20-1”) in conjunction with our 2008 fiscal year-end. FSP EITF 99-20-1 amends EITF Issue No. 99-20 to align the impairment guidance in EITF Issue No. 99-20 with that of FAS No. 115. FAS No. 115 measures impairment based on a determination of whether an other-than-temporary impairment has occurred. Our residual interests in our asset securitizations are recorded at fair value each reporting period. Therefore, the adoption of FSP EITF 99-20-1 did not have a material impact on our financial statements.

Future Adoption of Accounting Standards

Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”

On December 4, 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) will significantly change the accounting for business combinations. Under FAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Transaction costs will no longer be included in the measurement of the business acquired. Instead, these costs will be expensed as they are incurred. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year.

Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51”

On December 4, 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. FAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS No. 160 must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. We are currently evaluating the impact that FAS No. 160 will have on our financial statements.

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

2.	INCOME TAXES

We adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on December 30, 2006, the first day of fiscal year 2007. As a result of the implementation of FIN 48, we recorded a $155 million increase in the net liability for unrecognized tax positions, which was recorded as an adjustment to the opening balance of retained earnings and additional paid-in-capital on December 30, 2006. The total amount of unrecognized tax benefits as of year-end 2008 and year-end 2007 was $141 million and $132 million, respectively. Included in the balances at year-end 2008 and year-end 2007 were $87 million and $97 million, respectively, of tax positions that, if recognized, would impact the effective tax rate.

The unrecognized tax benefit reconciliation from the beginning balance to the ending balance is as follows:

($ in millions)	Amount
Unrecognized tax benefit at beginning of year (December 30, 2006)	$244
Change attributable to tax positions taken during a prior period	163
Change attributable to tax positions taken during the current period	5
Decrease attributable to settlements with taxing authorities	(279)
Decrease attributable to lapse of statute of limitations	(1)

Unrecognized tax benefit at end of year (December 29, 2007)	132
Change attributable to tax positions taken during a prior period	92
Change attributable to tax positions taken during the current period	5
Decrease attributable to settlements with taxing authorities	(86)
Decrease attributable to lapse of statute of limitations	(2)

Unrecognized tax benefit at end of year (January 2, 2009)	$141

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. Our Consolidated Statement of Income for the year ended January 2, 2009, and our Consolidated Balance Sheet as of that date include interest of $42 million and $29 million, respectively. Our Consolidated Statement of Income for the year ended December 28, 2007, and our Consolidated Balance Sheet as of that date include interest of $18 million and $8 million, respectively.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We are participating in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2008 and 2007 tax years and we intend to participate for 2009. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our federal income tax returns have been examined and we have settled all issues for tax years through 2004 with the exception of one 1994 transaction discussed below. The 2005 and 2006 examinations have been completed, and the issues from those years are now at the IRS Appeals Division. Various state, local, and foreign income tax returns are also under examination by taxing authorities.

In 2008, we recorded a $24 million income tax expense primarily related to the treatment of funds received from certain foreign subsidiaries. We are contesting the issue with the IRS for tax years 2005 and 2006. In addition, we recorded a $19 million tax expense in 2008 due primarily to prior years’ tax adjustments, including a settlement with the IRS that resulted in a lower than expected refund of taxes associated with a 1995 leasing transaction. The settlement resulted in a $26 million tax refund, which we received during 2008.

We also recorded, in 2008, a $29 million income tax expense primarily related to an unfavorable U.S. Court of Federal Claims decision involving a refund claim associated with a 1994 tax planning transaction. The tax had been paid, and we had filed a refund claim to recover the taxes. We have appealed the ruling.

For 2008, we increased unrecognized tax benefits by $97 million, including increases for the foreign subsidiaries issue as well as the 1994 tax planning transaction issue. For the same period, we decreased unrecognized tax benefits by $88 million related primarily to the settlement of the 1995 leasing transaction. The balance of unrecognized tax benefits was $141 million at year-end 2008.

In 2007, we reached a settlement of issues raised during the IRS’ and Department of Labor’s examination of the employee stock ownership plan (“ESOP”) feature of the Company’s Employees’ Profit Sharing, Retirement and Savings Plan (the “Plan”). The settlement resulted in an after-tax charge in 2007 totaling $54 million and a reduction in shareholders’ equity of $115 million. The $54 million charge included $35 million of excise taxes (impacting general, administrative, and other expense), $13 million of interest expense on those excise taxes, and $6 million of income tax expense primarily reflecting additional interest. As a result of the settlement, we have made cash payments to the U.S. Treasury and state tax jurisdictions of $206 million through year-end 2008. The payments reflect income taxes, excise taxes, and interest charges. No penalties were assessed. For additional information regarding the Plan and the ESOP settlement, see Footnote No. 3, “Income Taxes,” in our 2007 Form 10-K.

As a large taxpayer, we are under continual audit by the IRS and other taxing authorities. It is possible that the amount of the liability for unrecognized tax benefits could change during the next 52-week period, but we do not anticipate that a significant impact to the unrecognized tax benefit balance will occur.

Total deferred tax assets and liabilities as of year-end 2008 and year-end 2007, were as follows:

($ in millions)	2008	2007
Deferred tax assets	$1,048	$1,013
Deferred tax liabilities	(135)	(150)

Net deferred taxes	$913	$863

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of deferred tax assets and liabilities as of year-end 2008 and year-end 2007, were as follows:

($ in millions)	2008	2007
Self-insurance	$25	$27
Employee benefits	280	282
Deferred income	24	30
Other reserves	82	52
Frequent guest program	113	105
Tax credits	237	300
Net operating loss carry-forwards	170	139
Timeshare financing	(22)	(47)
Property, equipment, and intangible assets	(41)	(45)
Other, net	83	58

Deferred taxes	951	901
Less: valuation allowance	(38)	(38)

Net deferred taxes	$913	$863

We claimed approximately $6 million of tax credits in 2008 (treated them as a reduction of 2008 Federal and Hawaii income taxes) associated with investment tax credits that arose in 2008 that we account for using the flow-through method in accordance with APB Opinion No. 4, “Accounting for the Investment Credit.” At year-end 2008, we had approximately $10 million of tax credits that expire through 2028, of which $3 million are investment tax credits and $226 million of tax credits that do not expire. We recorded $24 million of net operating loss benefits in 2008. At year-end 2008, we had approximately $749 million of net operating losses, of which $447 million expire through 2028.

We have made no provision for U.S. income taxes or additional foreign taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($911 million as of year-end 2008) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sold our interests in the affiliates. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings. We conduct business in countries that grant a “holiday” from income taxes for 10- and 30-year periods. The holidays expire through 2034. The aggregate amount of taxes not incurred due to tax “holidays” and the related earnings per share impacts are $14 million ($0.04 per diluted share), $14 million ($0.04 per diluted share), and $22 million ($0.05 per diluted share) for 2008, 2007, and 2006, respectively.

The (provision for) benefit from income taxes consists of:

($ in millions)	2008	2007	2006
Current - Federal	$(275)	$(303)	$(287)
- State	(40)	(59)	(61)
- Foreign	(85)	(61)	(56)

	(400)	(423)	(404)

Deferred - Federal	7	(10)	5
- State	8	1	1
- Foreign	35	(9)	18

	50	(18)	24

	$(350)	$(441)	$(380)

The current tax provision does not reflect the benefits attributable to us relating to the exercise or vesting of employee share-based awards of $21 million in 2008, $114 million in 2007, and $194 million in 2006. Included in the preceding table are tax credits of $9 million in 2008 and $4 million in each of 2007 and 2006. The taxes applicable to other comprehensive income are not material.

A reconciliation of the U.S. statutory tax rate to our effective income tax rate for continuing operations follows:

	2008	2007	2006
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	2.6	2.8	2.9
Nondeductible expenses	0.6	1.4	0.3
Foreign income	(1.6)	(0.9)	(1.8)
IRS activity	11.2	—	—
Company owned life insurance	2.7	(0.6)	(0.6)
Change in valuation allowance	—	—	(1.9)
Tax credits	(1.2)	(0.3)	(0.4)
Other, net	1.1	1.4	0.7

Effective rate	50.4%	38.8%	34.2%

Cash paid for income taxes, net of refunds, was $220 million in 2008, $350 million in 2007, and $169 million in 2006.

3.	DISCONTINUED OPERATIONS-SYNTHETIC FUEL

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

The tax credits available under the Internal Revenue Code for the production and sale of synthetic fuels were established by Congress to encourage the development of alternative domestic energy sources. Congress deemed that the incentives provided by the tax credits would not be necessary if the price of oil increased beyond certain thresholds as prices would then provide a more natural market for these alternative fuels. As a result, the tax credits available under the Internal Revenue Code for the production and sale of synthetic fuel in any given calendar year were phased out if the Reference Price of a barrel of oil for that year fell within a specified range. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel of domestic crude oil and was determined for each calendar year by the Secretary of the Treasury by April 1 of the following year. The price range within which the credit was phased out was set in 1980 and was adjusted annually for inflation. In 2007, the Reference Price phase-out range was $56.78 to $71.27. Because the Reference Price of a barrel of oil for 2007 was within that range, at $66.52, there was a 67.2 percent reduction of the tax credits available for synthetic fuel produced and sold in 2007. Income from discontinued operations of $3 million in 2008, primarily reflected the recognition in 2008 of additional tax credits as a result of the determination by the Secretary of the Treasury in 2008 of the Reference Price of a barrel of oil for 2007, partially offset by obligations based on the amount of additional tax credits. The determination resulted in a 67.2 percent reduction of tax credits for the 2007 fiscal year, compared to the reduction of 70.7 percent that had been estimated and recorded in the 2007 fiscal year.

The following tables provide additional income statement and balance sheet information relating to the discontinued synthetic fuel operations.

Income Statement Summary

($ in millions)	2008	2007	2006
Revenue	$1	$352	$165

Operating loss	$(4)	$(113)	$(76)
Gains and other expense	—	(6)	(15)
Interest expense	—	(8)	(4)

Loss from discontinued operations before income taxes and minority interest	(4)	(127)	(95)

Tax (provision) benefit	(3)	46	32
Tax credits	10	80	62

Total tax benefit	7	126	94

Income (loss) before minority interest	3	(1)	(1)
Minority interest	—	—	6

Income (loss) from discontinued operations	$3	$(1)	$5

Balance Sheet Summary

($ in millions)	At Year-End 2008	At Year-End 2007
Other current assets	$—	$53
Current liabilities-other payables and accruals	(3)	(13)

4.	SHARE-BASED COMPENSATION

Under our 2002 Comprehensive Stock and Cash Incentive Plan, we award: (1) stock options to purchase our Class A Common Stock (“Stock Option Program”); (2) stock appreciation rights (“SARs”) for our Class A Common Stock; (3) restricted stock units of our Class A Common Stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that are equal to the market price of our Class A Common Stock on the date of grant.

For all share-based awards FAS No. 123(R) requires that we measure compensation costs related to our share-based payment transactions at fair value on the grant date and that we recognize those costs in the financial statements over the vesting period during which the employee provides service in exchange for the award.

During 2008 we granted 5.6 million restricted stock units (2.6 million, most of which were granted in February and had a weighted average grant-date fair value of $35 per unit and 3.0 million were granted in August and had a weighted average grant-date fair value of $26 per unit), 2.7 million Employee SARs (1.8 million, most of which were granted in February and had a weighted average grant-date fair value of $13 per right and 0.9 million were granted in August and had a weighted average grant-date fair value of $10 per right), and 4,000 Non-employee SARs. During that time period, we also granted approximately 218,000 stock options and issued 25,000 deferred stock units. The grants made in August would ordinarily have been made in February, 2009 but were accelerated to encourage associate retention in a difficult economic climate. Awards for the most senior executives were not accelerated.

Under FAS No. 123(R), we recorded share-based compensation expense related to award grants of $112 million in 2008, $104 million in 2007, and $108 million in 2006. Deferred compensation costs related to unvested awards totaled $215 million at year-end 2008 and $162 million at year-end 2007, and the weighted average period over which we expect the deferred compensation costs at year-end 2008 to be recognized is two years.

For share-based compensation grants that occur after the adoption of FAS No. 123(R), (which for us was the first day of fiscal year 2006), FAS No. 123(R) requires that share-based compensation expense be recognized over the period from the grant date to the date on which the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). We continue to follow the stated vesting period for the unvested portion of awards granted prior to adoption of FAS No. 123(R) and follow the substantive vesting period for awards granted after the adoption of FAS No. 123(R).

In accordance with FAS No. 123(R), we present the tax benefits resulting from the exercise or vesting of share-based awards as financing cash flows. Tax benefits resulting from the exercise of share-based awards totaled $21 million, $114 million, and $194 million for 2008, 2007, and 2006, respectively.

The aggregate amount of cash we received from the exercise of stock options granted under share-based payment arrangements was $30 million, $89 million, and $184 million for 2008, 2007, and 2006, respectively.

Restricted Stock Units

We issue restricted stock units under the Comprehensive Plan to certain officers and key employees and those units vest generally over four years in annual installments commencing one year after the date of grant. We recognize compensation expense for the restricted stock units over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, restricted stock units convert to shares and are distributed from treasury shares. At year-end 2008 and year-end 2007, we had approximately $192 million and $145 million, respectively, in deferred compensation costs related to restricted stock units. Share-based compensation expense associated with restricted stock units was $85 million, $82 million, and $77 million for 2008, 2007, and 2006, respectively. The weighted average remaining term for restricted stock unit grants outstanding at year-end 2008 was two years. Restricted stock units converted and distributed during 2008, 2007, and 2006, had aggregate intrinsic values of $90 million, $147 million, and $78 million, respectively. The weighted average grant-date fair values of restricted stock units granted in 2008, 2007, and 2006 were $30, $49, and $35, respectively.

Changes in our outstanding restricted stock unit grants in 2008 were as follows:

	Number of Restricted Stock Units (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at year-end 2007	6.7	$37
Granted during 2008	5.6	30
Distributed during 2008	(2.6)	34
Forfeited during 2008	(0.4)	36

Outstanding at year-end 2008	9.3	34

Stock Options and SARs

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

We recognized compensation expense associated with employee stock options of $6 million in 2008, $12 million in 2007, and $22 million in 2006. At year-end 2008 and year-end 2007, there was approximately $2 million and $6 million, respectively, in deferred compensation costs related to employee stock options. Upon the exercise of stock options, we issue shares from treasury shares.

Changes in our outstanding Stock Option Program awards in 2008 were as follows:

	Number of Options (in millions)	Weighted Average Exercise Price
Outstanding at year-end 2007	37.7	$17
Granted during 2008	0.2	31
Exercised during 2008	(2.4)	13
Forfeited during 2008	(0.2)	25

Outstanding at year-end 2008	35.3	17

Stock options issued under the Stock Option Program awards outstanding at year-end 2008, were as follows:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Stock Options (in millions)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Stock Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
$6	to	$8	1.8	1	$7	1.8	$7	1
9	to	12	1.4	3	10	1.4	10	3
13	to	18	20.7	5	15	20.6	15	5
19	to	25	9.9	6	22	9.8	22	6
26	to	50	1.5	7	32	1.0	32	7

6	to	50	35.3	5	17	34.6	17	5

The number of options granted in the last three fiscal years and the associated weighted average grant-date fair values and weighted average exercise prices are noted in the following table:

	2008	2007	2006
Options granted	218,000	33,000	24,000
Weighted average grant-date fair value	$12	$19	$13
Weighted average exercise price	$31	$49	$34

The total intrinsic value of options outstanding at year-end 2008 and year-end 2007 was $88 million and $636 million, respectively, and the total intrinsic value for stock options exercisable as of year-end 2008 and year-end 2007 was $95 million and $624 million, respectively. The total intrinsic value of stock options exercised during 2008, 2007, and 2006 was approximately $42 million, $206 million, and $309 million, respectively.

Employee SARs may be granted to officers and key employees at exercise prices or strike prices equal to the market price of our Class A Common Stock on the date of grant. SARs generally expire 10 years after the date of grant and both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. Non-employee SARs may be granted to directors at exercise prices or strike prices equal to the market price of our Class A Common Stock on the date of grant. Non-employee SARs generally expire 10 years after the date of grant and vest upon grant; however, they are generally not exercisable until one year after grant. We first began issuing SARs in 2006. On exercise of SARs, employees or Non-employee directors receive the number of shares of Class A Common Stock equal to the number of SARs that are being exercised multiplied by the quotient of (a) the final value minus the base value, divided by (b) the final value.

We recognized compensation expense associated with Employee SARs and Non-employee SARs of $18 million in 2008, $5 million in 2007, and $3 million in 2006. At the end of 2008 and 2007, we had approximately $19 million and $7 million, respectively, in deferred compensation costs related to SARs. Upon the exercise of SARs, shares are issued from treasury shares.

The number of Employee SARs granted in the last three fiscal years and the associated weighted average base values and weighted average grant-date fair values are noted in the following table:

	2008	2007	2006
Employee SARs granted (in millions)	2.7	0.4	0.5
Weighted average base value	$33	$49	$34
Weighted average grant-date fair value	$12	$19	$13

The number of Non-employee SARs granted in the last three fiscal years and the associated weighted average base values and weighted average grant-date fair values are noted in the following table:

	2008	2007	2006
Non-employee SARs granted	4,000	4,000	8,000
Weighted average base value	$36	$46	$37
Weighted average grant-date fair value	$15	$20	$18

The number of SARs forfeited in 2008 was 184,000. No SARs were forfeited in 2007. The total intrinsic value of SARs outstanding was zero at year-end 2008 and year-end 2007, and the total intrinsic value of SARs exercisable was zero as of year-end 2008 and year-end 2007. No SARs were exercised in 2008. The total intrinsic value of SARs exercised during 2007 was $100,000. No SARs were exercised in 2006.

We use a binomial method to estimate the fair value of each stock option or SAR granted. The assumptions for stock options and employee SARs for 2008, 2007, and 2006 are noted in the following table:

	2008	2007	2006
Expected volatility	29%	28%	30%
Dividend yield	0.80-0.95%	0.60%	0.60%
Risk-free rate	3.4-3.9%	4.8%	4.5%
Expected term (in years)	6-9	7	7

The risk-free rates are based on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, converted to a continuously compounded rate. Non-employee SARs were valued using assumptions within the ranges shown above for Employee SARs, except using an expected term of 10 years.

For Non-employee SARs issued in 2008, 2007, and 2006, the only differences in the assumptions versus employee SARs were the use of risk-free interest rates of 3.9 percent, 4.6 percent, and 5.0 percent, respectively, and for each year’s issuances, an expected life of 10 years.

Estimated volatilities for 2008, 2007, and 2006 were based on the historical share-price volatility for a period equal to the stock option’s or SAR’s expected lives, ending on the day of grant, and calculated based on weekly data. The weighted average expected stock option or SARs terms for 2008, 2007, and 2006 were a product of the lattice-based binomial valuation model that uses suboptimal exercise factors to calculate the expected terms.

Deferred Stock Units

We also issue deferred stock units to Non-employee directors. These Non-employee director deferred stock units vest within one year and are distributed upon election. At year-end 2008 and year-end 2007, there was approximately $203,000 and $227,000, respectively, in deferred costs related to Non-employee director deferred stock units.

The share-based compensation expense, number of deferred stock units granted, weighted average grant-date fair value, and aggregate intrinsic value of Non-employee director deferred stock units are noted in the following table:

	2008	2007	2006
Share-based compensation expense	$684,000	$666,000	$492,000
Non-employee director deferred stock units granted	25,000	20,000	18,000
Weighted average grant-date fair value (per share)	$33	$46	$37
Aggregate intrinsic value (in millions)	$0.4	$0.3	$1.7

At year-end 2008 and year-end 2007, there were 233,000 and 218,000, respectively, Non-employee deferred stock units outstanding, and the weighted average grant-date fair value of those outstanding deferred stock units was $24 for each of 2008 and 2007.

Other Information

Although the Comprehensive Plan also provides for issuance of deferred stock bonus awards, deferred stock awards, and restricted stock awards, our Compensation Policy Committee indefinitely suspended the issuance of deferred bonus stock commencing with our 2001 fiscal year and the issuance of both deferred stock awards and restricted stock awards commencing with the 2003 fiscal year. At year-end 2008 and year-end 2007, there was approximately $2 million and $4 million, respectively, in deferred compensation costs related to these suspended award programs, and the weighted average remaining term was one year for such award grants outstanding at year-end 2008. Share-based compensation expense associated with these suspended award programs was $2 million, $4 million, and $6 million for 2008, 2007, and 2006, respectively.

At year-end 2008, 58 million shares were reserved under the Comprehensive Plan including 39 million shares under the Stock Option Program and Stock Appreciation Right Program.

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

In accordance with the fair value hierarchy, the following table shows the fair value as of year-end 2008, of those financial assets and liabilities that we must measure at fair value and that we classify as “Other current assets,” “Other assets,” and “Other long-term liabilities”:

($ in millions)	Fair Value Measurements as of Year-End 2008
Description	Balance at Year-End 2008	Level 1	Level 2	Level 3
Assets:
Servicing assets and other residual interests	$221	$—	$—	$221
Marketable securities	10	10	—	—
Derivative instruments	4	4	—	—

Liabilities:
Derivative instruments	(20)	—	(5)	(15)

As discussed in Footnote No. 20, “Restructuring Costs and Other Charges,” we recorded impairment charges during 2008 for some of our inventory and intangible assets. In accordance with the guidance found in FSP No. FAS 157-2, we did not apply the provisions of FAS No. 157 to these impairments.

The following table summarizes the changes in fair value of our Level 3 assets and liabilities for year-end 2008:

($ in millions)	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Servicing Assets and Other Residual Interests	Derivative Instruments
Beginning balance at December 29, 2007	$238	$(5)
Total losses (realized or unrealized)
Included in earnings	(9)	(26)
Included in other comprehensive income	—	6
Transfers in or out of Level 3	—	—
Purchases, sales, issuances, and settlements	(8)	10

Ending balance at January 2, 2009	$221	$(15)

Gains (losses) for 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(9)	$(26)

At the dates of sale and at the end of each reporting period, we estimate the fair value of our residual interests, including servicing assets, using a discounted cash flow model. The implementation of FAS No. 157 did not result in material changes to the models or processes used to value these assets. These transactions may utilize interest rate swaps to protect the net interest margin associated with the beneficial interest. The discount rates we use in determining the fair values of the residual interests are based on the general level of interest rates in the market and the assumed credit risk of the interests retained. We adjust these discount rates quarterly as interest rates and credit spreads in the market vary.

We treat the residual interests, including servicing assets, as trading securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, we recorded realized and unrealized gains or losses related to these assets in the “Timeshare sales and services” revenue caption in our Consolidated Statements of Income. During 2008 we recorded trading losses of $9 million, and in 2007 and 2006, we recorded trading gains of $30 million and $19 million, respectively.

During 2008, 2007, and 2006, we used the following key assumptions to measure, at the date of sale, the fair value of the residual interests, including servicing assets: average discount rates of 9.23 percent, 9.02 percent, and 9.22 percent, respectively; average expected annual prepayments, including defaults, of 24.01 percent, 25.02 percent, and 25.22 percent, respectively; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 76 months, 75 months, and 70 months respectively; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 35 months, 34 months, and 32 months, respectively. Our key assumptions are based on experience with notes receivable and servicing assets.

We used the following key assumptions in measuring the fair value of the residual interests, including servicing assets, in our 12 outstanding Timeshare note sales as of year-end 2008: an average discount rate of 16.87 percent; an average expected annual prepayment rate, including defaults, of 18.08 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 59 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 35 months.

The most significant estimate involved in the measurement process is the discount rate, followed by the default rate and the loan repayment rate. Estimates of these rates are based on management’s expectations of future prepayment rates and default rates, reflecting our historical experience, industry trends, current market interest rates, expected future interest rates, and other considerations. Actual repayment rates, default rates, and discount rates could differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates and the availability of alternative financing sources to borrowers. If actual prepayments of the loans being serviced were to occur more slowly than had been projected, the carrying value of servicing assets could increase and accretion and servicing income would exceed previously projected amounts. If actual default rates or actual discount rates are lower than expected, the carrying value of retained interests could increase and accretion and servicing income would exceed previously projected amounts. Accordingly, the retained interests, including servicing assets, actually realized, could differ from the amounts initially recorded. If actual prepayments of the loans being serviced occur at a faster pace than we have projected, the carrying value of servicing assets could decrease and accretion and servicing income would be below previously projected amounts. If actual default rates or actual discount rates are higher than we expect, the carrying value of retained interests could decrease and accretion and servicing income would be below previously projected amounts. Accordingly, the retained interests, including servicing assets, actually realized, could differ from the amounts initially recorded.

We completed a stress test on the fair value of the residual interests, including servicing assets, as of the end of 2008 to measure the change in value associated with independent changes in individual key variables. This methodology applied unfavorable changes that would be statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. Before we applied any of these stress test changes, we determined that the fair value of the residual interests, including servicing assets, was $221 million as of year-end 2008.

Applying the stress tests, we concluded that each change to a variable shown in the table below would have the following impact on the valuation of our residual interests at year-end:

	Decrease in Year- End Valuation ($ in millions)	Percentage Decrease
100 basis point increase in the prepayment rate	$3	1.3%
200 basis point increase in the prepayment rate	6	2.6%
100 basis point increase in the discount rate	4	2.0%
200 basis point increase in the discount rate	9	3.9%
Two month decline in the weighted average remaining term	2	0.8%
Four month decline in the weighted average remaining term	4	1.7%

We value our derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model including interest rates and volatilities. We record realized and unrealized gains and losses on these derivative instruments in gains from the sale of timeshare notes receivable, which are recorded within the “Timeshare sales and services” revenue caption in our Consolidated Statements of Income.

During the fourth quarter of 2008, we impaired one equity method investment and three other investments for a total of $25 million. Impairment charges of $9 million were recorded in “Equity in earnings” and $16 million were recorded in “Gains and other income.” We used level three inputs in a discounted cash flow model to determine the fair value of these assets. For additional information, see the “Other Charges” caption of Footnote No. 20, “Restructuring Costs and Other Charges.”

6.	EARNINGS PER SHARE

The table below illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

(in millions, except per share amounts)	2008	2007	2006
Computation of Basic Earnings Per Share

Income from continuing operations	$359	$697	$712
Weighted average shares outstanding	351.8	376.1	404.1

Basic earnings per share from continuing operations	$1.02	$1.85	$1.76

Computation of Diluted Earnings Per Share

Income from continuing operations	$359	$697	$712

Weighted average shares outstanding	351.8	376.1	404.1

Effect of dilutive securities
Employee stock option and SARs plan	11.7	16.8	20.2
Deferred stock incentive plan	1.6	1.9	3.4
Restricted stock units	1.8	2.5	2.5

Shares for diluted earnings per share	366.9	397.3	430.2

Diluted earnings per share from continuing operations	$0.98	$1.75	$1.65

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

In accordance with FAS No. 128, “Earnings per Share,” we have not included the following stock options and SARs in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the year ended January 2, 2009, 3.9 million options and SARs, with exercise prices ranging from $31.05 to $49.03;

(b)	for the year ended December 28, 2007, 0.4 million options and SARs, with exercise prices ranging from $45.91 to $49.03; and

(c)	for the year ended December 29, 2006, no options or SARs.

7.	INVENTORY

Inventory, totaling $1,981 million and $1,557 million as of January 2, 2009, and December 28, 2007, respectively, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,959 million and $1,536 million as of January 2, 2009, and December 28, 2007, respectively. Inventory totaling $22 million and $21 million as of January 2, 2009, and December 28, 2007, respectively, primarily relates to hotel operating supplies for the limited number of properties we own or lease. We value Timeshare segment interval, fractional ownership, and residential products at the lower of cost or net realizable value and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

We recorded a pretax charge of $22 million in 2008 within the “Timeshare-direct” caption of our Consolidated Statements of Income related to the impairment of a fractional and whole ownership real estate project held for development by a joint venture that we consolidate. We recorded a pretax benefit of $12 million in 2008 within the “Minority interest” caption of our Consolidated Statements of Income representing our joint venture partner’s pretax share of the $22 million impairment charge. Accordingly, the impact to our Timeshare segment was $10 million. We made the adjustment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to adjust the carrying value of the real estate to our estimate of its fair value at year-end 2008. The downturn in market conditions including contract cancellations and tightening in the credit markets, especially for jumbo mortgage loans, were the predominant items considered in our analysis. We estimated the fair value of the inventory utilizing a probability weighted cash flow model containing our expectations of future performance discounted at a 10-year risk-free interest rate determined from the yield curve for U.S. Treasury instruments (3.68 percent).

We also recorded a pretax charge of $9 million in 2008 in the “Timeshare-direct” caption of our Consolidated Statement of Income for write-downs of inventory due to the termination of certain phases of timeshare development in Europe (see the “Other Charges” caption of Footnote No. 20 “Restructuring Costs and Other Charges,” for additional information).

8.	PROPERTY AND EQUIPMENT

The following table details the composition of our property and equipment balances at year-end 2008 and year-end 2007.

($ in millions)	2008	2007
Land	$469	$399
Buildings and leasehold improvements	852	833
Furniture and equipment	954	900
Construction in progress	244	216

	2,519	2,348
Accumulated depreciation	(1,076)	(1,019)

	$1,443	$1,329

We record property and equipment at cost, including interest and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $55 million in 2008, $49 million in 2007, and $32 million in 2006. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Depreciation expense totaled $155 million in 2008, $162 million in 2007, and $155 million in 2006.

9.	ACQUISITIONS AND DISPOSITIONS

2008 Acquisitions

At year-end 2007, we were party to a venture that developed and marketed fractional ownership and residential products. In 2008, we purchased our partner’s interest in that joint venture together with additional land. Cash consideration for this transaction totaled $42 million and we acquired assets and liabilities totaling $80 million and $38 million, respectively, on the date of purchase. In 2008, we also purchased real estate for a timeshare project for a total purchase price of approximately $63 million. Cash consideration totaled approximately $39 million, and non-current liabilities recorded as a result of this transaction were $24 million. In addition, in 2008, we purchased real estate for another timeshare project for cash consideration of $47 million. Also in 2008, we purchased units in an existing building for our timeshare operations for cash consideration of approximately $14 million. We also purchased real estate for another timeshare project for $28 million. Cash consideration totaled approximately $27 million, and we acquired assets and liabilities totaling $28 million and $1 million, respectively, on the date of purchase.

2008 Dispositions

In 2008, we sold, at book value, two limited-service properties and two land parcels for cash proceeds of $33 million, and we received a $22 million equity interest in the entity that purchased one of the land parcels. We accounted for each of the sales under the full accrual method in accordance with FAS No. 66 and each property will continue to operate under our brands pursuant to management or franchise agreements. Also, in 2008, we sold our interest in an entity that leases four hotels. In conjunction with that transaction, we received cash proceeds totaling $5 million, and the sales price of the investment approximated its book value.

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

2007 Dispositions

In 2007, we sold nine properties for cash proceeds of $601 million and recognized gains totaling $24 million. We continue to operate eight of the nine properties under long-term agreements. We sold two parcels of land for $55 million in cash proceeds that were under development and recognized a gain of $2 million. We also sold the fee simple interest in the improvements of three properties and the leasehold interest in the ground underlying the three properties, initially acquired in early 2007, for book value and received $58 million in cash proceeds. We continue to manage the properties under long-term agreements. We accounted for each of the foregoing sales under the full accrual method in accordance with FAS No. 66. During the year, we also sold our interests in five joint ventures for cash proceeds of $30 million and recognized gains totaling $13 million. We had other asset sales during the year, which generated proceeds totaling $1 million. Cash flows totaling $745 million for all the preceding dispositions in 2007 are reflected in the “Dispositions” line in our Consolidated Statements of Cash Flows.

In 2007, we also sold land that was under development. Due to a contingency in the sales contract, we accounted for this sale under the deposit method of FAS No. 66. Accordingly, the cash proceeds, totaling $90 million, were reflected in “Other investing activities” in our Consolidated Statements of Cash Flows. In 2008, the contingency was resolved and we recorded a gain of $1 million.

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

During 2006 we also sold 10 full-service properties for cash proceeds of $487 million and recognized gains totaling $14 million. We accounted for each of the sales under the full accrual method in accordance with FAS No. 66 and continue to operate eight of the properties under long-term management agreements. The sold properties included eight properties purchased in 2005 from CTF Holdings Ltd. and certain of its affiliates (collectively “CTF”). For additional information regarding the CTF transaction, see the “2005 Acquisitions” caption in Footnote No. 8, “Acquisitions and Dispositions,” in our 2007 Annual Report on Form 10-K. Prior to the sale of one property, we reclassified balances associated with that property in conformity with other “held and used” properties, in the first half of 2006 as the property was not expected to be sold within one year of its classification as “held for sale.” In conjunction with that reclassification, we recorded depreciation expense of $2 million in the first half of 2006 that would have been recognized had the asset been continuously classified as “held and used.” Cash proceeds of $26 million for one hotel sold in 2006 are not reflected in the disposition proceeds of $487 million, as the proceeds were initially recorded as a deposit because of a contingency, and impacted the “Other investing activities” section of our Consolidated Statements of Cash Flows rather than “Dispositions.” The contingency was subsequently resolved and sale accounting was achieved in 2006. Other asset sales generated cash proceeds of $2 million.

Late in 2006, we sold a 75 percent interest in a joint venture to a third party for its book value of $14 million. At the time of the sale, the joint venture’s only asset was a parcel of land. In conjunction with the sale, we made a $25 million bridge loan to the joint venture, which matured in early 2007. Following the guidance found in EITF

98-8, “Accounting for Transfers of Investments That Are in Substance Real Estate,” and FAS No. 66 due to our continuing involvement with the joint venture, we consolidated the joint venture for the period of time that the bridge loan was outstanding. The bridge loan was subsequently repaid and we account for our remaining interest in the joint venture under the equity method as required by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

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

10.	GOODWILL AND INTANGIBLE ASSETS

The following table details the composition of our goodwill and other intangible assets at year-end 2008 and year-end 2007.

($ in millions)	2008	2007
Contract acquisition costs and other	$1,004	$899
Accumulated amortization	(294)	(264)

	$710	$635

Goodwill	$1,003	$1,049
Accumulated amortization	(128)	(128)

	$875	$921

We capitalize costs incurred to acquire management, franchise, and license agreements that are both direct and incremental. We amortize these costs on a straight-line basis over the initial term of the agreements, ranging from 15 to 30 years. We evaluate the carrying values of intangible assets for impairment under the provisions of FAS No. 142, “Goodwill and Other Intangible Assets.” Amortization expense totaled $35 million for each of 2008 and 2007 and $33 million in 2006. Our estimated aggregate amortization expense for each of the next five fiscal years is as follows: $29 million for 2009; $29 million for 2010; $28 million for 2011; $28 million for 2012; and $28 million for 2013. In 2008, following the guidance found in EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” we recorded a net $46 million reduction of goodwill and a corresponding change to the related net deferred tax liability due to the resolution of tax-related matters and a change in management’s estimate of tax basis related to the purchase method of accounting for the Renaissance brand acquisition in 1997.

11.	NOTES RECEIVABLE

The following table details the composition of our notes receivable balances at year-end 2008 and year-end 2007.

($ in millions)	2008	2007
Loans to timeshare owners	$688	$476
Lodging senior loans	2	7
Lodging mezzanine and other loans	236	206

	926	689
Less current portion	(96)	(89)

	$830	$600

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in the accompanying Consolidated Balance Sheets, including $81 million and $68 million, as of year-end 2008 and year-end 2007, respectively, related to “Loans to timeshare owners.”

Notes receivable at year-end 2008 were due to us as follows: $96 million in 2009; $156 million in 2010; $72 million in 2011; $83 million in 2012; $59 million in 2013; and $460 million thereafter. The 2008 notes receivable balance is net of unamortized discounts totaling $21 million. The 2007 notes receivable balance is net of unamortized discounts totaling $25 million. Gains from the sale of notes receivable totaled approximately $16 million, $82 million, and $79 million during 2008, 2007, and 2006, respectively.

Lodging Senior Loans and Lodging Mezzanine and Other Loans

We reflect interest income associated with “Lodging senior loans” and “Lodging mezzanine and other loans” in the “Interest income” caption in the accompanying Consolidated Statements of Income. For financial statement purposes we do not accrue interest on “Lodging senior loans” and “Lodging mezzanine and other loans” that are impaired. At year-end 2008, our recorded investment in impaired “Lodging senior loans” and “Lodging mezzanine and other loans” was $157 million. We had a $113 million notes receivable reserve representing an allowance for credit losses, leaving $44 million of our investment in impaired loans for which there was no related allowance for credit losses. At year-end 2007, our recorded investment in impaired “Lodging senior loans” and “Lodging mezzanine and other loans” was $112 million and we had a $92 million allowance for credit losses, leaving $20 million of our investment in impaired loans for which there was no related allowance for credit losses. During 2008 and 2007, our average investment in impaired loans totaled $135 million and $102 million, respectively.

The following table summarizes the activity related to our “Lodging senior loans” and “Lodging mezzanine and other loans” notes receivable reserve for 2006, 2007, and 2008:

($ in millions)	Notes Receivable Reserve
Year-end 2005 balance	$103
Additions	—
Reversals	(5)
Write-offs	(38)
Transfers and other	10

Year-end 2006 balance	70
Additions	11
Reversals	—
Write-offs	—
Transfers and other	11

Year-end 2007 balance	92
Additions	22
Reversals	(5)
Write-offs	(3)
Transfers and other	7

Year-end 2008 balance	$113

Loans to Timeshare Owners

At year-end 2008, the weighted average interest rate for our “Loans to timeshare owners” was 12.7 percent and the stated interest rates associated with these loans ranged from zero to 19.5 percent. We reflect interest income associated with “Loans to timeshare owners” of $68 million, $50 million, and $41 million for 2008, 2007, and 2006, respectively, in the accompanying Consolidated Statements of Income in the “Timeshare sales and services” revenue caption. We do not record accrued interest on “Loans to timeshare owners” that are over 90 days past due. Our recorded investment in “Loans to timeshare owners” on nonaccrual status at year-end 2008 and year-end 2007 totaled $74 million and $59 million, respectively. We established the reserve for “Loans to timeshare owners” notes receivable in 2006 in conjunction with the adoption of SOP 04-2.

The following table summarizes the activity related to our “Loans to timeshare owners” notes receivable reserve for 2006, 2007, and 2008:

($ in millions)	Notes Receivable Reserve
Year-end 2005 balance	$—
Establishment of reserve	25
Additions for current year sales	20
Write-offs	(16)

Year-end 2006 balance	29
Additions for current year sales	29
Write-offs	(24)
Other	(15)

Year-end 2007 balance	19
Additions for current year sales	36
Write-offs	(20)

Year-end 2008 balance	$35

12.	ASSET SECURITIZATIONS

We periodically sell, without recourse, through special purpose entities, notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. We continue to service the notes and transfer all proceeds collected to special purpose entities. We retain servicing assets and other interests in the notes and account for these assets and interests as residual interests. The interests are limited to the present value of cash available after paying financing expenses and program fees and absorbing credit losses. The executed transactions typically include minimal cash reserves established at time of sale as well as default and delinquency triggers, which are monitored on a monthly basis. These special purpose entities are specifically excluded from the scope of FIN 46(R). As such, we have not assessed if we would be deemed the primary beneficiary of these entities and thus be required to consolidated them. Prior to the start of the 2007 fiscal year, we measured servicing assets at the date of sale at their allocated previous carrying amount based on relative fair value, classified those assets as held to maturity under the provisions of FAS No. 115, and recorded those assets at amortized cost.

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

Effective December 30, 2006, upon the remeasurement of our servicing assets at fair value, we recorded a cumulative-effect adjustment to the 2007 beginning balance of retained earnings of $1 million after-tax ($2 million pretax) in our Consolidated Statements of Shareholders’ Equity. Accordingly, servicing assets totaled $11 million at year-end 2006 and $13 million on the first day of fiscal year 2007. At year-end 2008 and year-end 2007, servicing assets totaled $12 million and $15 million, respectively.

The table below reconciles the servicing assets balance at year-end 2006, to the beginning balance on December 30, 2006.

($ in millions)	Servicing Assets
Balance at year-end 2006 (December 29, 2006)	$11
Remeasurement upon adoption of FAS No. 156	2

Beginning balance at December 30, 2006	$13

The changes in servicing assets for year-end 2007 and year-end 2008, measured using the fair value method were:

($ in millions)	Servicing Assets
Fair value, beginning of period (December 30, 2006)	$13
Servicing from securitizations	6
Changes in fair value (1)	(4)

Fair value, end of period (December 28, 2007)	15
Servicing from securitizations	3
Changes in fair value (1)	(6)

Fair value, end of period (January 2, 2009)	$12

(1)	Principally represents changes due to collection/realization of expected cash flows over time and changes in fair value due to changes in key variables listed below.

Contractually specified servicing fees, late fees, and ancillary fees earned for 2008, 2007, and 2006 totaled $6 million, $6 million, and $5 million, respectively, and were reflected within the changes in fair value to the servicing assets noted above.

In 2008, 2007, and 2006, we sold notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional ownership products of $300 million, $520 million, and $530 million, respectively. The 2008, 2007, and 2006 note sales were made to newly formed trusts that, on the same day, issued $246 million, $520 million, and $530 million of the trust’s notes, respectively. In connection with the sale of the notes receivable, we received net proceeds of $237 million in 2008, $515 million in 2007, and $508 million in 2006. We have included gains from the sales of timeshare notes receivable totaling $16 million, net of $12 million of hedge ineffectiveness, in 2008, $81 million in 2007, and $77 million in 2006 within the “Timeshare sales and services” revenue caption in our Consolidated Statements of Income.

Our maximum exposure to loss as a result of our involvement with these special purpose entities is the value of our residual interests and servicing assets.

We had residual interests of $221 million and $238 million, respectively, at year-end 2008 and year-end 2007, which are recorded in the accompanying Consolidated Balance Sheets as other long-term receivables of $134 million and $157 million, respectively, and other current assets of $87 million and $81 million, respectively.

Cash flows between us and third-party purchasers during 2008, 2007, and 2006, were as follows: net proceeds to us from new timeshare note sales of $237 million, $515 million, and $508 million, respectively; repurchases by us of defaulted loans (over 150 days overdue) of $56 million, $30 million, and $24 million, respectively; repurchases by us of other loans in 2006 of $31 million; servicing fees received by us of $6 million, $6 million, and $5 million, respectively; and cash flows received from our retained interests of $96 million, $100 million, and $91 million, respectively.

At year-end 2008, $1,181 million of principal remained outstanding in 12 special purpose entities formed in connection with our timeshare note sales. Delinquencies of more than 90 days at year-end 2008 amounted to $12 million. The impact to us from delinquencies is limited to our residual interests, which we value based on a discounted cash flow model, as discussed in Footnote No. 5, “Fair Value Measurements.” In cases where we choose to repurchase defaulted loans, we have been able to resell timeshare units underlying the defaulted loans without incurring material losses.

See our discussion regarding asset securitizations in the “Cash from Operations” caption of the “Liquidity and Capital Resources” section of this report and, also, see Footnote No. 5, “Fair Value Measurements,” in this report for further discussion of our servicing assets and residual interests.

Due to the deterioration in the credit markets during the fourth quarter of 2008, we decided to postpone our planned note sale until 2009.

13.	LONG-TERM DEBT

Our long-term debt at year-end 2008 and year-end 2007 consisted of the following:

($ in millions)	2008	2007
Senior Notes:
Series C, interest rate of 7.875%, face amount of $76, maturing September 15, 2009 (effective interest rate of 8.022%)	$76	$76
Series E, matured January 15, 2008	—	91
Series F, interest rate of 4.625%, face amount of $348, maturing June 15, 2012 (effective interest rate of 5.014%)	347	349
Series G, interest rate of 5.810%, face amount of $368, maturing November 10, 2015 (effective interest rate of 6.620%)	349	402
Series H, interest rate of 6.200%, face amount of $314, maturing June 15, 2016 (effective interest rate of 6.311%)	314	349
Series I, interest rate of 6.375%, face amount of $338, maturing June 15, 2017 (effective interest rate of 6.454%)	335	346
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013 (effective interest rate of 5.709%)	397	397
Commercial paper	—	585
$2.5B Credit Facility, average interest rate of 2.412% at January 2, 2009	969	—
Other	308	370

	3,095	2,965
Less current portion	(120)	(175)

	$2,975	$2,790

As of year-end 2008, all debt was unsecured.

We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for borrowings and letters of credit and has supported our commercial paper program. The Credit Facility provides for $2.5 billion of aggregate borrowings at any one time, and expires on May 14, 2012. Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus a fixed spread. Additionally, we pay quarterly fees on the Credit Facility at a rate based on our public debt rating.

Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc., which filed for bankruptcy on October 5, 2008, is one of the lenders under the Credit Facility, with a total aggregate funding commitment of $96 million (3.8 percent) of the $2.5 billion in total commitments. LCPI did not fund its share of our fourth quarter 2008 draws under the Credit Facility, and we have no reason to expect that it will do so in the future. Accordingly, the total current effective size of the Credit Facility is approximately $2.4 billion.

Until early in the 2008 fourth quarter, we regularly issued short-term commercial paper primarily in the United States and, to a much lesser extent, in Europe. Our commercial paper issuances are subject to the then-current demand for our commercial paper in each of these markets, as we do not have purchase commitments from buyers. Disruptions in the financial markets in September 2008 significantly reduced liquidity in the commercial paper market. Accordingly, in September 2008, we borrowed under the Credit Facility to fund anticipated short-term commercial paper maturities and, to a lesser extent, other general corporate needs, including working capital and capital expenditures, and suspended issuing commercial paper. All of our previously issued commercial paper has matured and been repaid. We anticipate issuing commercial paper when that market stabilizes and issuances can be made on favorable terms. We classify commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis. We reserve unused capacity under our Credit Facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. Fluctuations in the commercial paper market have not affected our liquidity and we do not expect them to do so in the future, given our borrowing capacity under the Credit Facility.

Although we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and improve hotels and also to develop timeshare properties. Events over the past several months, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile. See the “Cash Requirements and Our Credit Facilities” discussion in the “Liquidity and Capital Resources” section of this report for additional information regarding our Credit Facility.

In early 2008, we made a $94 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series E Senior Notes. In the fourth quarter of 2008, we repurchased $109 million of our Senior Notes in the open market, across multiple series. We recorded a gain of $28 million for the debt extinguishment representing the difference between the acquired debt’s purchase price of $77 million and its carrying amount of $105 million. The weighted average interest rate on the senior debt that was paid down in 2008 was 6.4 percent.

Aggregate debt maturities at year-end 2008 were: $120 million in 2009; $71 million in 2010; $22 million in 2011; $1,327 million in 2012; $409 million in 2013; and $1,146 million thereafter.

Cash paid for interest, net of amounts capitalized, was $110 million in 2008, $115 million in 2007, and $73 million in 2006.

14.	SELF-INSURANCE RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The activity in the reserve for losses and loss adjustment expenses is summarized as follows:

($ in millions)	2008	2007
Balance at beginning of year	$274	$271
Less: reinsurance recoverable	(14)	(16)

Net balance at beginning of year	260	255

Incurred related to:
Current year	117	120
Prior year	(4)	(34)

Total incurred	113	86

Paid related to:
Current year	(36)	(31)
Prior year	(53)	(50)

Total paid	(89)	(81)

Net balance at end of year	284	260
Add: reinsurance recoverable	12	14

Balance at end of year	$296	$274

The provision for unpaid loss and loss adjustment expenses decreased by $4 million and $34 million in 2008 and 2007, respectively, as a result of changes in estimates from insured events of the prior years due to changes in underwriting experience and frequency and severity trends. The year-end 2008 self-insurance reserve of $296 million is comprised of a current portion of $92 million and long-term portion of $204 million. The year-end 2007 self-insurance reserve of $274 million is comprised of a current portion of $92 million and long-term portion of $182 million.

15.	SHAREHOLDERS’ EQUITY

Eight hundred million shares of our Class A Common Stock, with a par value of $.01 per share, are authorized, and 10 million shares of preferred stock, without par value, are authorized. As of year-end 2008, there were 349.6 million shares of our Class A Common Stock outstanding and no shares of our preferred stock were outstanding.

Accumulated other comprehensive loss of $15 million at year-end 2008 primarily consisted of losses totaling $10 million associated with available-for-sale securities and losses totaling $13 million associated with foreign currency translation adjustments, partially offset by net gains of $8 million associated with interest rate swap agreement cash flow hedges. Accumulated other comprehensive income of $51 million at year-end 2007 primarily consisted of gains totaling $9 million associated with available-for-sale securities and gains totaling $46 million associated with foreign currency translation adjustments, partially offset by net losses of $4 million associated with interest rate swap agreement cash flow hedges.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We believe that the fair values of current assets and current liabilities approximate their reported carrying amounts. The fair values of non-current financial assets, liabilities, and derivatives are shown in the following table.

($ in millions)	At Year-End 2008		At Year-End 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and other long-term assets	$1,138	$1,125	$1,012	$1,018

Long-term debt and other long-term liabilities	$(2,982)	$(2,761)	$(2,967)	$(3,050)

Long-term derivative instruments	$(20)	$(20)	$(7)	$(7)

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

During 2007, we entered into interest rate swap agreements to manage the volatility of the U.S. Treasury component of the interest rate risk associated with the forecasted issuance of our Series I and Series J Senior Notes. During 2006, we entered into an interest rate swap agreement to manage the volatility of the U.S. Treasury component of the interest rate risk associated with the forecasted issuance of our Series H Notes. All three swaps were designated as cash flow hedges under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”) and were terminated upon pricing of the notes. All three swaps were highly effective in offsetting fluctuations in the U.S. Treasury component. Thus, there was no net gain or loss reported in earnings during 2007, or 2006. The net losses for these swaps were $4 million in 2007 associated with the Series I and Series J Senior Notes, and zero in 2006 associated with the Series H notes. The net losses were recorded in other comprehensive income and are being amortized to interest expense using the interest method over the life of the notes.

At year-end 2008, we had four outstanding interest rate swap agreements to manage interest rate risk associated with the residual interests we retain in conjunction with our timeshare note sales. Historically, we were required by purchasers and/or rating agencies to utilize interest rate swaps to protect the excess spread within our sold note pools. The aggregate notional amount of the swaps is $111 million, and they expire through 2022. These swaps are not accounted for as hedges under FAS No. 133. The fair value of the swaps was a net liability of $2 million at year-end 2008 and a net asset of $2 million at year-end 2007. For the outstanding interest rate swaps, we recorded a $4 million net loss during 2008, a $3 million net loss during 2007, and a $1 million net loss during 2006.

During 2008, 2007, and 2006, we entered into interest rate swaps to manage interest rate risk associated with forecasted timeshare note sales. During 2008, eleven swaps were designated as cash flow hedges under FAS No. 133. The swaps were highly effective in offsetting interest rate fluctuations through the third quarter. In 2008, we terminated nine of those eleven swaps and recognized a $6 million loss in Timeshare sales and services revenue. During the fourth quarter, two of the hedges became ineffective and we recorded a $12 million charge in Timeshare sales and services revenue. The aggregate notional amount of the remaining two swaps is $149 million at year-end 2008 and they expire in 2012. The fair value of the remaining two swaps was a net liability of $13 million at year-end 2008. During 2007, five swaps were designated as cash flow hedges under FAS No. 133 and were highly effective in offsetting interest rate fluctuations. The amount of the ineffectiveness was immaterial. In 2007, we terminated two of those five swaps and recognized no gain or loss from the sales of Timeshare segment notes receivable. The fair value of the remaining three swaps was a net liability of $7 million at year-end 2007. For the outstanding interest rate swaps, we recorded in 2007 a $7 million net loss in other comprehensive income. During 2006, two swaps (the “2006 swaps”) were designated as cash flow hedges under FAS No. 133 and were highly effective in offsetting interest rate fluctuations. In 2006, we terminated the 2006 swaps and recognized a net gain of $1 million in the gains from the sales of Timeshare segment notes receivable.

During 2008, 2007, and 2006, we entered into forward foreign exchange contracts to manage the foreign currency exposure related to certain monetary assets. The aggregate dollar equivalent of the notional amount of the contracts was $190 million at year-end 2008 and they expire in 2009. The forward exchange contracts do not qualify as hedges in accordance with FAS No. 133. The fair value of the forward contracts to hedge monetary assets was zero at year-end 2008 and an asset of $2 million at year-end 2007. We recorded a $7 million gain during 2008, a $10 million loss during 2007, and a $34 million loss in 2006, relating to these forward foreign exchange contracts. The net gains and losses for all years were recorded as general, administrative, and other expense and were offset by income and losses recorded from translating the related monetary assets denominated in foreign currencies into U.S. dollars.

During 2007 and 2006, we entered into foreign exchange option contracts to hedge the potential volatility of earnings and cash flows associated with variations in foreign exchange rates. These contracts have terms of less than one year and are classified as cash flow hedges. Changes in their fair values are recorded as a component of other comprehensive income. The fair value of the option contracts was approximately $1 million at year-end 2007. During 2008, we recognized a $1 million loss related to the termination of contracts that we entered into during prior years. The hedges were highly effective and there was no net gain or loss reported in earnings for 2007 and 2006 due to ineffectiveness.

During 2008 and 2007, we entered into forward foreign exchange contracts to hedge forecasted transactions for contracts and fees denominated in foreign currencies. The aggregate dollar equivalent of the notional amounts of the contracts was $89 million at year-end 2008. These contracts have terms of less than three years and are classified as cash flow hedges. Changes in their fair value are recorded as a component of other comprehensive income. The fair value of the forward contracts was $4 million at year-end 2008 and zero at year-end 2007. The hedges were highly effective and there was no gain or loss, impacting our general, administrative, and other expenses, reported in earnings for 2008 or 2007 due to ineffectiveness. During 2008, we recorded a $1 million loss, impacting general, administrative, and other expenses, related to points paid to enter into these contracts. As of year-end 2008, the deferred gains and losses on existing contracts accumulated in other comprehensive income that we expect to reclassify into earnings over future periods is $6 million.

During 2008, 2007, and 2006, we entered into forward foreign exchange contracts to manage currency exchange rate volatility associated with certain investments in foreign operations. The contracts offset the gains and losses associated with translation adjustments for various investments in foreign operations. Certain contracts were designated as hedges in the net investment of a foreign operation under FAS No. 133. These hedges were highly effective and resulted in a net gain of $1 million for 2008, a net loss of $1 million for 2007, and no net gain or loss for 2006 in the foreign currency translation adjustment section of other comprehensive income. Due to contract terminations in 2008, $1 million that was originally recorded in other comprehensive income was recognized through earnings as a loss. The investments remaining at year-end 2008 had an aggregate dollar equivalent of the notional amount of $15 million and a fair value of zero. No contracts remained at year-end 2007. One contract remained at year-end 2006, which had an aggregate dollar equivalent of the notional amount of $43 million and a fair value of zero. Certain other contracts did not qualify as hedges under FAS No. 133 and resulted in no gain or loss for 2007 and a loss of $17 million for 2006, impacting our general, administrative, and other expenses.

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

During 2003, we entered into an interest rate swap agreement under which we receive a floating rate of interest and pay a fixed rate of interest. The swap modifies our interest rate exposure by effectively converting a note receivable with a fixed rate to a floating rate. The aggregate notional amount of the swap is $92 million and it matures in 2010. The swap is classified as a fair value hedge under FAS No. 133 and we recognize the change in the fair value of the swap, as well as the change in the fair value of the underlying note receivable, in interest income. The fair value of the swap was a $5 million liability at year-end 2008, a $2 million liability at year-end 2007, and a $1 million asset at year-end 2006. The hedge is highly effective and, therefore, no net gain or loss was reported during 2008, 2007, and 2006.

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at year-end 2008, are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings at Year-End 2008
Debt service	$38	$1
Operating profit	165	27
Other	95	7

Total guarantees where we are the primary obligor	$298	$35

The liability for expected future fundings at year-end 2008, is included in our Consolidated Balance Sheet as follows: $3 million in the “Other payables and accruals” line item and $32 million in the “Other long-term liabilities” line item.

Our guarantees of $298 million listed in the preceding table include $33 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties, along with $3 million of debt service guarantees that will not be in effect until the underlying debt has been funded.

The guarantees of $298 million in the preceding table do not include $206 million of guarantees that we anticipate will expire in the years 2011 through 2013, related to Senior Living Services lease obligations totaling $145 million and lifecare bonds of $61 million for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and $9 million of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”), which subsequently merged with Health Care Property Investors, Inc., is the primary obligor of $50 million of the lifecare bonds. Five Star is the primary obligor of the remainder of the lifecare bonds. Prior to our sale of the Senior Living Services business in 2003, these preexisting guarantees were guarantees by us of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. While we currently do not expect to fund under the guarantees, according to recent SEC filings made by Sunrise there has been a significant deterioration in Sunrise’s financial position and access to liquidity; accordingly, Sunrise’s continued ability to meet these guarantee obligations cannot be assured.

The table also does not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $67 million. Most of these obligations expire at the end of 2023. CTF Holdings Ltd. (“CTF”) had originally made available €35 million in cash collateral in the event that we are required to fund under such guarantees (approximately €7 million [$10 million] remained at year-end 2008). As CTF obtains releases from the landlords and these hotels exit the system, our contingent liability exposure of approximately $67 million will decline. Since the time we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future.

In addition to the guarantees noted in the preceding table , we have provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $586 million. Payments for cost overruns for this project will be satisfied by the joint venture through contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 34 percent. We do not expect to fund under the guarantee. At year-end 2008, the carrying value of the liabilities associated with this project completion guarantee was $6 million. We have provided a project completion guarantee to another lender for a project with an estimated aggregate total cost of $460 million. Payments for cost overruns for this project will be satisfied by the joint venture through contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 20 percent. We do not expect to fund under the guarantee. At year-end 2008, the carrying value of the liabilities associated with this project completion guarantee was $3 million.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted previously, as of year-end 2008, we had extended approximately $10 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $8 million, which expire within one year. We do not expect to fund the remaining $2 million of commitments, which expire in one year.

At year-end 2008, we also had commitments to invest up to $44 million of equity for minority interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel-anchored mixed-use real estate projects, which expire as follows: $34 million within three years; and $10 million after three years. Of the $44 million in commitments, we expect to fund $29 million within one to two years and $15 million within three years. In addition, as of year-end 2008, we had commitments, with no expiration date, to fund up to $25 million in joint ventures for development of new properties of which we expect to fund $13 million within one year and $12 million in one to two years. Also, as of year-end 2008, we had a commitment, with no expiration date, to invest up to $8 million in a joint venture of which we have funded $1 million and have $7 million remaining that we do not expect to fund. And, as of year-end 2008, we had a commitment to invest up to $28 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

At year-end 2008, we had $126 million of letters of credit outstanding, the majority of which related to our self-insurance programs. Surety bonds issued as of year-end 2008, totaled $465 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

Investment in Leveraged Lease

Historically, we had a $23 million investment in an aircraft leveraged lease with Delta Air Lines, Inc. (“Delta Airlines”), which we acquired in 1994. The gross investment was comprised of rentals receivable and the residual value of the aircraft offset by unearned income. On September 14, 2005, Delta Airlines filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and informed us that it wished to restructure the lease. As a result, our investment was impaired and we had recorded pretax charges of approximately $17 million in 2005 and $1 million in 2006. We recorded an additional $5 million loss related to this investment in fiscal 2007, and have no remaining exposure.

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

•

Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts properties worldwide (together with adjacent residential projects associated with some Ritz-Carlton Hotels), as well as Edition, for which no properties are yet open; and

•

Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Club and Residences, Grand Residences by Marriott, and Horizons by Marriott Vacation Club timeshare, fractional ownership, and residential properties worldwide.

In addition to the segments above, in 2007, we exited the synthetic fuel business, which was formerly a separate segment but which we now report under discontinued operations.

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

Revenues

($ in millions)	2008	2007	2006
North American Full-Service Segment	$5,631	$5,476	$5,196
North American Limited-Service Segment	2,233	2,198	2,060
International Segment	1,544	1,594	1,411
Luxury Segment	1,659	1,576	1,423
Timeshare Segment	1,750	2,065	1,840

Total segment revenues	12,817	12,909	11,930
Other unallocated corporate	62	81	65

	$12,879	$12,990	$11,995

Income from Continuing Operations
($ in millions)	2008	2007	2006
North American Full-Service Segment	$419	$478	$455
North American Limited-Service Segment	395	461	380
International Segment	246	271	237
Luxury Segment	78	72	63
Timeshare Segment	28	306	280

Total segment financial results	1,166	1,588	1,415
Other unallocated corporate	(304)	(287)	(251)
Interest income, provision for loan losses, and interest expense	(144)	(163)	(72)
Income taxes	(359)	(441)	(380)

	$359	$697	$712

We allocate net minority interest in losses of consolidated subsidiaries to our segments. Accordingly, as of year-end 2008, we allocated net minority interest in losses of consolidated subsidiaries as reflected in our Consolidated Statements of Income as shown in the following table:

Minority Interest

($ in millions)	2008	2007	2006
North American Full-Service Segment	$—	$—	$1
International Segment	(1)	(1)	(1)
Luxury Segment	—	1	—
Timeshare Segment	25	1	—

Total segment minority interest	24	1	—
Provision for income taxes	(9)	—	—

	$15	$1	$—

Equity in Earnings (Losses) of Equity Method Investees

($ in millions)	2008	2007	2006
North American Full-Service Segment	$3	$3	$2
North American Limited-Service Segment	—	2	—
International Segment	(2)	3	—
Luxury Segment	(12)	(4)	(2)
Timeshare Segment	11	10	(2)

Total segment equity in earnings (losses)	—	14	(2)
Other unallocated corporate	15	1	5

	$15	$15	$3

Depreciation and Amortization
($ in millions)	2008	2007	2006
North American Full-Service Segment	$29	$25	$24
North American Limited-Service Segment	20	23	24
International Segment	24	23	23
Luxury Segment	16	17	7
Timeshare Segment	46	39	39

Total segment depreciation and amortization	135	127	117
Other unallocated corporate	55	62	61
Discontinued operations	—	8	10

	$190	$197	$188

Assets
($ in millions)	At Year-End 2008	At Year-End 2007	At Year-End 2006
North American Full-Service Segment	$1,287	$1,322	$1,104
North American Limited-Service Segment	467	486	565
International Segment	832	855	1,225
Luxury Segment	715	748	755
Timeshare Segment	3,636	3,142	2,560

Total segment assets	6,937	6,553	6,209
Other unallocated corporate	1,966	2,336	2,288
Discontinued operations	—	53	91

	$8,903	$8,942	$8,588

Equity Method Investments

($ in millions)	At Year-End 2008	At Year-End 2007	At Year-End 2006
North American Full-Service Segment	$16	$16	$18
North American Limited-Service Segment	97	75	35
International Segment	56	62	73
Luxury Segment	50	41	17
Timeshare Segment	80	99	168

Total segment equity method investments	299	293	311
Other unallocated corporate	10	23	21

	$309	$316	$332

Goodwill
($ in millions)	At Year-End 2008	At Year-End 2007	At Year-End 2006
North American Full-Service Segment	$335	$406	$406
North American Limited-Service Segment	72	72	72
International Segment	298	273	273
Luxury Segment	170	170	170

Total segment goodwill	$875	$921	$921

Capital Expenditures
($ in millions)	2008	2007	2006
North American Full-Service Segment	$117	$446	$75
North American Limited-Service Segment	13	36	38
International Segment	45	44	215
Luxury Segment	6	35	104
Timeshare Segment	105	56	28

Total segment capital expenditures	286	617	460
Other unallocated corporate	71	54	69

	$357	$671	$529

Segment expenses include selling expenses directly related to the operations of the businesses, aggregating $629 million in 2008, $616 million in 2007, and $600 million in 2006. Approximately 89 percent for each of 2008 and 2007 and 90 percent for 2006 of the selling expenses are related to our Timeshare segment.

The consolidated financial statements include the following related to operations located outside the United States (which are predominately related to our International lodging segment): Revenues of $2,230 million in 2008, $2,287 million in 2007, and $1,869 million in 2006; segment financial results of $253 million in 2008 (13 percent from Europe, 36 percent from the Americas excluding the United States, 23 percent from Asia, 12 percent from the United Kingdom, 13 percent from the Middle East and Africa, and 3 percent from Australia), $341 million in 2007, and $298 million in 2006; and fixed assets of $314 million in 2008 and $257 million in 2007. At year-end 2008 and at year-end 2007, fixed assets located outside the United States are included within the “Property and equipment” caption in our Consolidated Balance Sheets. No individual country, other than the United States, constitutes a material portion of our revenues, financial results or fixed assets.

We estimate that, for the 20-year period from 2009 through 2028, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $3.5 billion.

20.	RESTRUCTURING COSTS AND OTHER CHARGES

During the latter part of 2008, we experienced a significant decline in demand for hotel rooms both domestically and internationally as a result, in part, of the recent failures and near failures of a number of large financial service companies in the fourth quarter of 2008 and the dramatic downturn in the economy. Our capital intensive Timeshare business was also hurt both domestically and internationally by the downturn in market conditions and particularly the significant deterioration in the credit markets, which resulted in our decision not to complete a note sale in the fourth quarter of 2008. These declines resulted in reduced management and franchise fees, cancellation of development projects, reduced timeshare contract sales, and anticipated losses under guarantees and loans. We responded by implementing certain company-wide cost-saving measures with individual company segments and corporate departments implementing further cost saving measures. Upper-level management responsible for the Timeshare segment, hotel operations, development, and above-property level management of the various corporate departments and brand teams individually led these decentralized management initiatives. The various initiatives resulted in aggregate restructuring costs of $55 million that we recorded in the fourth quarter of 2008. We also incurred other charges, including charges for guarantees and reserves for loan losses, and inventory write-downs on Timeshare inventory, reserves on accounts receivable, contract cancellation allowances, a charge related to the valuation of Timeshare residual interests, a charge associated with hedge ineffectiveness related to Timeshare note sale hedges, and asset impairments and other charges, detailed further in “Other Charges.”

As part of the restructuring efforts in our Timeshare segment, we reduced and consolidated sales channels in the United States and closed down certain operations in Europe. We recorded Timeshare restructuring costs of $28 million in the 2008 fourth quarter, including: (1) $14 million in severance costs; (2) $5 million in facilities exit costs, primarily associated with noncancelable lease costs in excess of estimated sublease income arising from the reduction in personnel; and (3) $9 million related to the write-off of capitalized costs relating to development projects no longer deemed viable. We expect to complete this restructuring by year-end 2009.

As part of the hotel development restructuring efforts across several of our Lodging segments, we discontinued certain development projects that required our investment. We recorded restructuring costs in the 2008 fourth quarter of $24 million, including: (1) $2 million in severance costs; and (2) $22 million related to the write-off of capitalized costs relating to development projects that we discontinued, including capitalized costs related to owned development of Renaissance ClubSport. We expect to complete this restructuring by year-end 2009.

We also implemented restructuring initiatives by reducing above-property level lodging management personnel and corporate overhead. We incurred 2008 fourth quarter restructuring costs of $3 million primarily reflecting severance costs. We expect to complete this restructuring by year-end 2009.

We have provided detailed information related to these restructuring costs and other charges below.

Restructuring Costs

Severance

These various restructuring initiatives resulted in an overall reduction of 1,021 employees (the majority of whom were terminated by January 2, 2009) across the Company. We recorded a total workforce reduction charge of $19 million related primarily to severance and fringe benefits, which consisted of $14 million for the Timeshare segment, $2 million related to hotel development, and $3 million related to above-property level lodging management and corporate overhead. The charge does not reflect amounts billed out separately to owners for property-level severance costs. We also delayed filling vacant positions and reduced staff hours. In connection with these initiatives, we expect to incur an additional $3 million to $4 million related to severance and fringe benefits in 2009 for the Timeshare segment.

Facilities Exit Costs

As a result of workforce reductions and delays in filling vacant positions that were part of the Timeshare segment restructuring, we ceased using certain leased facilities. We recorded a restructuring charge of approximately $5 million associated with these facilities, primarily related to noncancelable lease costs in excess of estimated sublease income. In connection with these initiatives, in 2009, we expect to incur an additional $2 million to $3 million related to ceasing use of additional noncancelable leases.

Development Cancellations

We sometimes incur certain costs associated with the development of hotel and timeshare properties, including legal costs, the cost of land, and planning and design costs. We capitalize these costs as incurred and they become part of the cost basis of the property once it is developed. As a result of the sharp downturn in the economy, we decided to discontinue certain development projects that required our investment, including our Renaissance ClubSport real estate development activities. These cancellations do not impact the two Renaissance ClubSport properties that are currently open. As a result of these development cancellations, we expensed $31 million of previously capitalized costs, which consisted of $9 million of costs for the Timeshare segment and $22 million of costs related to hotel development. We do not currently expect to expense any additional capitalized costs in 2009 in connection with these restructuring initiatives.

Other Charges

Charges for Guarantees and Reserves for Loan Losses

We sometimes issue guarantees to lenders and other third parties in connection with some financing transactions and other obligations. We also advance loans to some owners of properties that we manage. As a result of the downturn in the economy, certain hotels have experienced significant declines in profitability and the owners may not be able to meet debt service obligations to us, or in some cases, to third-party lending institutions. In addition, we expect profit levels at a few hotels to drop below guaranteed levels. As a result, based on cash flow projections, we expect to fund under some of our guarantees, which we do not deem recoverable, and we expect that one of the loans made by us will not be repaid according to its original terms. Due to the expected fundings under guarantees that we deemed nonrecoverable, we recorded charges of $16 million in the fourth quarter of 2008 in the “General, administrative, and other” expenses caption in our Consolidated Statements of Income. Due to the expected loan loss, we recorded a charge of $22 million in the fourth quarter of 2008 in the “Provision for loan losses” caption in our Consolidated Statements of Income.

Timeshare Inventory Write-downs

As a result of terminating certain phases of timeshare development in Europe, we recorded an inventory write-down of $9 million in the fourth quarter of 2008. We recorded this charge in the “Timeshare-direct” caption of our Consolidated Statements of Income.

Accounts Receivable-Bad Debts

In the fourth quarter of 2008, we reserved $4 million of accounts receivable, which we deemed uncollectible, generally as a result of the unfavorable hotel operating environment, following an analysis of those accounts. We recorded this charge in the “General, administrative, and other” expenses caption in our Consolidated Statements of Income.

Timeshare Contract Cancellation Allowances

Our financial statements reflect net contract cancellation allowances totaling $12 million recorded in the 2008 fourth quarter in anticipation that a portion of contract revenue and cost previously recorded for certain projects under the percentage-of-completion method will not be realized due to contract cancellations prior to closing. We have an equity method investment in one of these projects, and reflected $7 million of the $12 million in the “Equity in earnings” caption in our Consolidated Statements of Income. The remaining net $5 million of contract cancellation allowances consisted of a reduction in revenue, net of adjustments to product costs and other direct costs, and was recorded in Timeshare sales and services revenue, net of direct costs.

Timeshare Residual Interests Valuation

The fair market value of our residual interest in timeshare notes sold declined in the fourth quarter of 2008 primarily due to an increase in the market rate of interest at which we discount future cash flows to estimate the fair market value of the retained interests. The increase in the market rate of interest reflects deteriorating economic conditions and disruption in the credit markets, which significantly increased the borrowing costs to issuers. As a result of this change, we recorded a $32 million charge in “Timeshare sales and services” caption in our Consolidated Statements of Income to reflect the decrease in the fair value of these residual interests.

Timeshare Hedge Ineffectiveness

Given the significant deterioration in the credit markets, we expect that any potential note sale transactions pursued by the Company in the near term will be materially different from arrangements originally contemplated, and accordingly, the sensitivity of a hedge the Company previously entered into to manage interest rate risk associated with forecasted note sales no longer significantly corresponds to the sensitivity in expected note sale proceeds. Differences include expected legal structures, modifications to priority of cash flow, and higher costs. The change in terms (inputs) used to determine hedge effectiveness for Timeshare’s note sale hedges resulted in the recognition of $12 million in hedge ineffectiveness. We recorded this hedge ineffectiveness as a reduction in note sale gains in the “Timeshare sales and services” caption in our Consolidated Statements of Income.

Asset Impairments and Other Charges

One project that is in development and in which the Company has a joint venture investment was unable to draw on existing financing commitments as a result of the recent turmoil in the capital markets and the bankruptcy of the project’s major lender. As a result, based on our analysis of expected future cash flows, we determined that our investment in that joint venture was fully impaired, and we recorded an impairment charge of $9 million in the “Equity in earnings” caption in our Consolidated Statements of Income.

In addition, as a result of the economic downturn and the inability of certain developers to obtain financing, we also recorded write-offs of other assets ($12 million) related to development costs associated with projects we no longer deem probable in the “General, administrative, and other” expenses caption of our Consolidated Statements of Income.

We also deemed certain cost method tax investments to be other-than-temporarily impaired because we do not expect to receive any future economic benefit from these investments. Accordingly, we recorded an impairment charge of $9 million for those investments in the “Gains and other income” caption of our Consolidated Statements of Income.

Summary of Restructuring Costs and Other Charges

The following table is a summary of the restructuring costs and other charges we recorded in the fourth quarter of 2008, as well as our remaining liability at the end of the fourth quarter of 2008 and remaining restructuring costs expected to be incurred in 2009 as part of these restructuring initiatives:

($ in millions)	Total Charge	Non-Cash Charge	Cash Payments in the 2008 Fourth Quarter	Restructuring Costs and Other Charges Liability at January 2, 2009	Restructuring Costs Expected to be Incurred in 2009
Severance-Timeshare	$14	$—	$3	$11	$3-4
Facilities exit costs-Timeshare	5	—	—	5	2-3
Development cancellations-Timeshare	9	9	—	—	—

Total restructuring costs-Timeshare	28	9	3	16	5-7

Severance-hotel development	2	—	—	2	—
Development cancellations-hotel development	22	22	—	—	—

Total restructuring costs-hotel development	24	22	—	2	—

Severance-above property-level management	3	—	1	2	—

Total restructuring costs-above property-level management	3	—	1	2	—

Total restructuring costs	$55	$31	$4	$20	$5-7

Reserves for guarantees and loan losses	38	22	—	16
Inventory write-downs	9	9	—	—
Accounts receivable-bad debts	4	4	—	—
Contract cancellation allowances	12	12	—	—
Residual interests valuation	32	32	—	—
Hedge ineffectiveness	12	12	—	—
Impairment of investments and other	30	30	—	—

Total other charges	137	121	—	16

Total restructuring and other charges	$192	$152	$4	$36

We anticipate that the remaining liability related to the workforce reduction will be substantially paid by the end of 2009 for the Timeshare segment, by the end of 2009 for hotel development, and by the end of 2009 for above-property level management. The amounts related to the space reduction and resulting lease expense due to the consolidation of facilities in the Timeshare segment will be paid over the respective lease terms through 2012. The remaining liability related to expected fundings under guarantees will likely be substantially paid by year-end 2010. The following tables provide further detail on these charges, including a breakdown by segment:

2008 Operating Income Impact

($ in millions)	North American Full-Service Segment	North American Limited- Service Segment	International Segment	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Severance	$—	$—	$—	$1	$14	$4	$19
Facilities exit costs	—	—	—	—	5	—	5
Development cancellations	—	—	—	—	9	22	31

Total restructuring costs	—	—	—	1	28	26	55
Charges related to guarantees	1	15	—	—	—	—	16
Inventory write-downs	—	—	—	—	9	—	9
Accounts receivable-bad debts	—	—	—	1	—	3	4
Contract cancellation allowances	—	—	—	—	5	—	5
Residual interests valuation	—	—	—	—	32	—	32
Hedge ineffectiveness	—	—	—	—	12	—	12
Impairment of investments and other	—	—	—	—	—	12	12

Total	$1	$15	$—	$2	$86	$41	$145

2008 Non-Operating Income Impact

($ in millions)	Gains and Other Income	Provision for Loan Losses	Equity in Earnings	Total
Impairment of investments	$9	$—	$9	$18
Contract cancellations allowances	—	—	7	7
Reserves for interest and loan losses	—	22	—	22

Total	$9	$22	$16	$47

The following tables provide further detail on restructuring costs we expect to incur in 2009, including a breakdown by segment:

2009 Expected Operating Income Impact

($ in millions)	North American Full-Service Segment	North American Limited- Service Segment	International Segment	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Severance	$—	$—	$—	$—	$3-4	$—	$3-4
Facilities exit costs	—	—	—	—	2-3	—	2-3
Development cancellations	—	—	—	—	—	—	—

Total restructuring costs	$—	$—	$—	$—	$5-7	$—	$5-7

21.	VARIABLE INTEREST ENTITIES

In accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” we analyze our variable interests including loans, guarantees, and equity investments, to determine if the entity that is party to the variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. Quantitative analysis is based on the forecasted cash flows of the entity. Qualitative analysis is based on our review of the design of the entity, its organizational structure including decision making ability, and financial agreements. Quantitative and qualitative analyses are also used to determine if we must consolidate a variable interest entity as the primary beneficiary.

We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets fractional ownership and residential interests, and we consolidate the entity as we are the primary beneficiary. The loan we provided to the entity replaced the original senior loan and at year-end 2008 had a balance of $68 million and accrued interest of $15 million. The loan facility is utilized to fund net cash flow of the variable interest entity. The outstanding principal balance increased by $32 million compared to year-end 2007. At year-end 2008, the carrying amount of consolidated assets included within our Consolidated Balance Sheet that are collateral for the variable interest entity’s obligations totaled $103 million and comprised $101 million of real estate held for development, property, equipment, and other long-term assets, and $2 million of cash. Further, at year-end 2008, the carrying amount of consolidated liabilities included within our Consolidated Balance Sheet relative to this variable interest entity totaled $17 million. The creditors of the variable interest entity do not have general recourse to our credit.

We utilize several special purpose entities to maintain ownership of real estate in certain jurisdictions in order to facilitate sales within the Asia Pacific Points Club. Although we have no equity ownership in the Club itself, we absorb the variability in the assets of the club to the extent that inventory has not been sold to the ultimate Club Member. We determined that we were the primary beneficiary of these variable interest entities based upon the proportion of variability that we absorb compared to Club Members. At year-end 2007 and 2008, the carrying amount of inventory associated with these variable interest entities was $18 million and $78 million, respectively. The creditors of the special purpose entities do not have general recourse to our credit.

In conjunction with the transaction with CTF described more fully in Footnote No. 9, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions” in our 2007 Form 10-K, we manage certain hotels on behalf of four tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At year-end 2008, the number of hotels totaled 14. The entities have minimal equity and minimal assets comprised of hotel working capital. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from their guarantees in connection with these properties. The terms of the trust require that the cash flows for the four tenant entities be pooled for purposes of making rent payments and determining cash flow shortfalls. At year-end 2008, the trust account held approximately $28 million. The entities are variable interest entities under FIN 46(R). We do not consolidate the entities because we do not bear the majority of the expected losses. We are secondarily liable (after exhaustion of funds from the trust account) for rent payments for eight of the 14 hotels in the event that there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these eight hotels totaled approximately $94 million. In addition, we are also secondarily liable for rent payments of up to an aggregate cap of $37 million for the six other hotels in the event that there are cash flow shortfalls.

22.	LEASES

We have summarized our future obligations under operating leases at year-end 2008, below:

($ in millions)	Minimum Lease Payments
Fiscal Year
2009	$153
2010	148
2011	129
2012	124
2013	116
Thereafter	1,047

Total minimum lease payments where we are the primary obligor	$1,717

Most leases have initial terms of up to 20 years and contain one or more renewal options, generally for five- or 10-year periods. These leases provide for minimum rentals and additional rentals based on our operations of the leased property. The total minimum lease payments above include $382 million, representing obligations of consolidated subsidiaries that are non-recourse to us.

Minimum lease payments aggregating $131 million relating to the CTF leases further discussed in Footnote No. 21, “Variable Interest Entities,” which are not reflected in the $1,717 million in the preceding table are as follows: $29 million in each of 2009 and 2010; $25 million in 2011; $16 million in 2012; $9 million in 2013; and $23 million thereafter.

The composition of rent expense for the last three fiscal years associated with operating leases is detailed in the following table:

($ in millions)	2008	2007	2006
Minimum rentals	$283	$272	$253
Additional rentals	109	114	109

	$392	$386	$362

We have summarized our future obligations under capital leases at year-end 2008, in the following table:

($ in millions)	Minimum Lease Payments

Fiscal Year
2009	$1
2010	1
2011	1
2012	1
2013	1
Thereafter	6

Total minimum lease payments	11
Less: Amount representing interest	(5)

Present value of net minimum lease payments	$6

The accompanying Consolidated Balance Sheets for year-end 2008 and 2007 included $6 million and $7 million, respectively, in the “Long-term debt” caption that represented the present value of net minimum lease payments associated with capital leases.

23.	RELATED PARTY TRANSACTIONS

Equity Method Investments

We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. In addition, in some cases we provide loans, preferred equity or guarantees to these entities. Our ownership interest in these equity method investments generally varies from 10 to 50 percent. The amount of our consolidated retained earnings that represents undistributed earnings attributable to our equity investments totaled $3 million at year-end 2008.

The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

($ in millions)	2008	2007	2006
Base management fees	$49	$56	$62
Franchise fees	—	1	2
Incentive management fees	11	26	22
Cost reimbursements	340	510	649

Total revenue	$400	$593	$735

General, administrative, and other	$(1)	$(4)	$(1)
Reimbursed costs	(340)	(510)	(649)
Gains and other income	12	25	28
Interest expense	4	1	1
Interest income	3	4	4
(Provision for) reversal of provision for loan losses	—	(12)	1
Equity in earnings	15	15	3
Provision for income taxes	1	—	—

Balance Sheet Data

($ in millions)	At Year-End 2008	At Year-End 2007
Current assets-accounts and notes receivable	$23	$42
Deferred development	3	2
Contract acquisition costs	28	33
Equity and cost method investments	309	316
Loans to equity method investees	50	21
Other long-term receivables	7	—
Long-term deferred tax assets, net	—	1
Current liabilities:
Other payables and accruals	(9)	(2)
Other long-term liabilities	(15)	(16)

Summarized information for the entities in which we have equity method investments is as follows:

Income Statement Data

($ in millions)	2008	2007	2006
Sales	$1,342	$1,622	$1,479

Net income	$122	$134	$170

Balance Sheet Summary

($ in millions)	At Year-End 2008	At Year-End 2007
Assets (primarily comprised of hotel real estate managed by us)	$3,669	$3,856

Liabilities	$2,532	$2,536

24.	RELATIONSHIP WITH MAJOR CUSTOMER

As of year-end 2008, Host Hotels & Resorts, Inc. (“Host”), formerly known as Host Marriott Corporation, owned or leased 149 lodging properties operated by us under long-term agreements. We recognized revenues from lodging properties owned or leased by Host (which are included in our North American Full-Service, North American Limited-Service, Luxury, and International segments) for the last three fiscal years as shown in the following table:

($ in millions)	2008	2007	2006
Revenues	$2,539	$2,580	$2,475

Additionally, Host is a partner in several unconsolidated partnerships that own lodging properties operated by us under long-term agreements. As of year-end 2008, Host was affiliated with 125 such properties operated by us. The revenues associated with those properties (which are included in our North American Full-Service, North American Limited-Service, Luxury, and International segments) that were recognized by the Company for the last three fiscal years are shown in the following table:

($ in millions)	2008	2007	2006
Revenues	$411	$350	$353

QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)	Fiscal Year 2008 (1), (2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues (3)	$2,947	$3,185	$2,963	$3,784	$12,879

Operating income (3)	$195	$313	$203	$74	$785

Income from continuing operations	$122	$153	$94	$(10)	$359
Discontinued operations, net of tax	(1)	4	—	—	3

Net income	$121	$157	$94	$(10)	$362

Diluted earnings per share from continuing operations	$0.33	$0.41	$0.26	$(0.03)	$0.98
Diluted earnings per share from discontinued operations	—	0.01	—	—	0.01

Diluted earnings per share	$0.33	$0.42	$0.26	$(0.03)	$0.99

($ in millions, except per share data)	Fiscal Year 2007 (1), (2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues (3)	$2,836	$3,122	$2,943	$4,089	$12,990

Operating income (3)	$237	$335	$210	$406	$1,188

Income from continuing operations	$164	$175	$122	$236	$697
Discontinued operations, net of tax	18	32	9	(60)	(1)

Net income	$182	$207	$131	$176	$696

Diluted earnings per share from continuing operations	$0.40	$0.43	$0.31	$0.62	$1.75
Diluted earnings per share from discontinued operations	0.04	0.08	0.02	(0.16)	—

Diluted earnings per share	$0.44	$0.51	$0.33	$0.46	$1.75

(1)	The quarters consisted of 12 weeks, except for the fourth quarters of 2008 and 2007, which consisted of 17 weeks and 16 weeks, respectively.
(2)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.
(3)	Balances do not reflect the impact of the synthetic fuel business as the impact of that business is now reflected in discontinued operations.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Items 10, 11, 12, 13, 14.

As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with the 2009 Annual Meeting of Shareholders by reference in this Annual Report on Form 10-K.

ITEM 10.	We incorporate this information by reference to the “Directors Standing For Election,” “Directors Continuing In Office,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” and “Selection of Director Nominees” sections of our Proxy Statement. We have included information regarding our executive officers and our Code of Ethics below.

ITEM 11.	We incorporate this information by reference to the “Executive Compensation” section of our Proxy Statement.

ITEM 12.	We incorporate this information by reference to the “Securities Authorized for Issuance Under Equity Compensation Plans” and the “Stock Ownership” sections of our Proxy Statement.

ITEM 13.	We incorporate this information by reference to the “Certain Relationships and Related Transactions, and Director Independence” section of our Proxy Statement.

ITEM 14.	We incorporate this information by reference to the “Principal Independent Auditor Fee Disclosure” and the “Pre-Approval of Independent Auditor Fees and Services Policy” sections of our Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 1, 2009.

Name and Title	Age	Business Experience

J.W. Marriott, Jr. Chairman of the Board and Chief Executive Officer	76	J.W. Marriott, Jr. has been Chief Executive Officer of Marriott International, Inc. (the Company) and its predecessors since 1972, and Chairman of the Board since 1985. He joined Marriott Corporation (now known as Host Hotels & Resorts, Inc.) in 1956, became President and a director in 1964. Mr. Marriott serves on the Board of The J. Willard & Alice S. Marriott Foundation and the National Business Council. He is also a member of the Executive Committee of the World Travel & Tourism Council. In addition, he serves as chairman of the Leadership Council of the Laura Bush Foundation for America’s Libraries. Mr. Marriott has served as a director of the Company since March 1998. He is the father of John W. Marriott III, the non-employee Vice Chairman of the Company’s Board of Directors.

Carl T. Berquist Executive Vice President Financial Information and Enterprise Risk Management	57	Carl T. Berquist joined Marriott International in December 2002 as Executive Vice President of Financial Information and Enterprise Risk Management. He also serves as Principal Accounting Officer of the Company. Prior to joining Marriott, Mr. Berquist was a partner at Arthur Andersen LLP, most recently as managing partner of the Mid-Atlantic region, which included five offices from Philadelphia, PA, to Richmond, VA. Mr. Berquist is a member of Penn State’s Smeal Business School’s Board of Visitors and is a member of the board of Hertz Global Holdings, Inc.

Simon F. Cooper President and Chief Operating Officer The Ritz-Carlton Hotel Company, L.L.C.	63	Simon F. Cooper joined Marriott International in 1998 as President of Marriott Lodging Canada and Senior Vice President of Marriott Lodging International. In 2000, the Company added the New England Region to his Canadian responsibilities. Prior to joining Marriott, Mr. Cooper was President and Chief Operating Officer of Delta Hotels and Resorts. He is a fellow of the Board of Trustees for the Educational Institute of the American Hotel and Motel Association. Mr. Cooper was appointed to his current position as President and Chief Operating Officer, The Ritz-Carlton Hotel Company, in February 2001.

Edwin D. Fuller President and Managing Director International Lodging	63	Edwin D. Fuller joined Marriott in 1972 and held several sales positions before being appointed Vice President of Marketing in 1979. He became Regional Vice President of the Midwest Region in 1985, Regional Vice President of the Western Region in 1988, and in 1990 was promoted to Senior Vice President and Managing Director of International Lodging, with a focus on developing the international group of hotels. He was named Executive Vice President and Managing Director of International Lodging in 1994 and was promoted to his current position in 1997.

Name and Title	Age	Business Experience

Robert J. McCarthy President North American Lodging Operations and Global Brand Management	55	Robert J. “Bob” McCarthy has over 30 years experience with Marriott. Prior to his current position, he served as Executive Vice President of North American Lodging Operations for Marriott International; Senior Vice President of the Northeast region for Marriott Lodging; and Vice President of Operations for Courtyard and Fairfield Inn. He is also Chairman of the Board of Managers of Avendra, LLC, a procurement company serving the hospitality industry.

David A. Rodriguez Executive Vice President Global Human Resources	50	David A. Rodriguez joined Marriott International and assumed the role of Senior Vice President-Staffing & Development in 1998. In 2003, he was appointed Executive Vice President-Human Resources for Marriott Lodging and in 2006 he assumed the role of Executive Vice President-Global Human Resources for Marriott International. Prior to joining Marriott International, he held several senior roles in human resources at Citicorp (now Citigroup) from 1989-1998.

Edward A. Ryan Executive Vice President and General Counsel	55	Edward A. Ryan was named Executive Vice President and General Counsel in November 2006. He joined Marriott in 1996 as Assistant General Counsel, was promoted to Senior Vice President and Associate General Counsel in 1999, when he had responsibility for all new management agreements and real estate development worldwide for full-service and limited-service hotels; in 2005 he also assumed responsibility for all corporate transactions and corporate governance. Prior to joining Marriott, Mr. Ryan was a partner at the law firm of Hogan & Hartson in Washington, D.C.

William J. Shaw Director, President and Chief Operating Officer	63	William J. Shaw has served as President and Chief Operating Officer of the Company since 1997 (including service in the same capacity with the former Marriott International until March 1998). He joined Marriott Corporation in 1974, was elected Corporate Controller in 1979 and a Corporate Vice President in 1982. In 1986, Mr. Shaw was elected Senior Vice President-Finance and Treasurer of Marriott Corporation. He was appointed Chief Financial Officer and Executive Vice President of Marriott Corporation in 1988. In 1992, he was named President of the Marriott Service Group. He also serves on the Board of Trustees of the University of Notre Dame and on the NCAA Leadership Advisory Board. Mr. Shaw has served as a director of the Company since March 1997.

Arne M. Sorenson Executive Vice President, Chief Financial Officer and President, Continental European Lodging	50	Arne M. Sorenson joined Marriott in 1996 as Senior Vice President of Business Development. He was instrumental in our acquisition of the Renaissance Hotel Group in 1997. Prior to joining Marriott, he was a partner in the law firm of Latham & Watkins in Washington, D.C., where he played a key role in 1992 and 1993 in the distribution of Old MI by Marriott Corporation. Mr. Sorenson was appointed Executive Vice President and Chief Financial Officer in 1998 and assumed the additional title of President, Continental European Lodging, in January 2003. Mr. Sorenson serves on the Board of Regents of Luther College in Decorah, Iowa. He also serves on the Board of Directors of Wal-Mart Stores, Inc.

Name and Title	Age	Business Experience

James M. Sullivan Executive Vice President Lodging Development	65	James M. Sullivan joined Marriott Corporation in 1980, departed in 1983 to acquire, manage, expand, and subsequently sell a successful restaurant chain, and returned to Marriott Corporation in 1986 as Vice President of Mergers and Acquisitions. Mr. Sullivan became Senior Vice President, Finance-Lodging in 1989, Senior Vice President-Lodging Development in 1990 and was appointed to his current position in 1995. He serves as a director of IntegraLifeSciences, Holding Corporation. On September 4, 2008, Mr. Sullivan announced his intention to retire effective April 10, 2009. He will be succeeded by Anthony G. Capuano, who is currently an Executive Vice President in Lodging Development.

Stephen P. Weisz President Marriott Vacation Club	58	Stephen P. Weisz joined Marriott Corporation in 1972 and was named Regional Vice President of the Mid-Atlantic Region in 1991. Mr. Weisz had previously served as Senior Vice President of Rooms Operations before being appointed Vice President of the Revenue Management Group. Mr. Weisz became Senior Vice President of Sales and Marketing for Marriott Hotels, Resorts & Suites in 1992 and Executive Vice President-Lodging Brands in 1994. Mr. Weisz was appointed to his current position in 1996. He serves as a director of Mindshare Technologies, Inc.

Code of Ethics

The Company has long maintained and enforced an Ethical Conduct Policy that applies to all Marriott associates, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, and to each member of our Board of Directors. We have posted our Code of Ethics (“Ethical Conduct Policy”) in the “Corporate Governance & Social Responsibility” section of our Investor Relations Web site, www.Marriott.com/investor. Any future changes or amendments to our Ethical Conduct Policy and any waiver of our Ethical Conduct Policy that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, or member of the Board of Directors, will be posted to www.Marriott.com/investor.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

3.(i).1	Restated Certificate of Incorporation of the Company.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.(i).2	Certificate of Elimination for the Capped Convertible Preferred Stock and ESOP Convertible Preferred Stock (nullifying and eliminating supplementary Certificates of Designation previously filed as Exhibits No. 3.1 and 3.2 to our Form 10-Q for the fiscal quarter ended June 16, 2000, filed July 28, 2000).	Exhibit 3(i) to our Form 8-K filed February 7, 2006 (File No. 001-13881).

3.(ii)	Amended and Restated Bylaws.	Exhibit No. 3.(i) to our Form 8-K filed November 12, 2008 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Indenture dated November 16, 1998, with JPMorgan Chase Bank, N.A., as Trustee, formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year ended January 1, 1999 (File No. 001-13881).

4.3	Form of 7.875% Series C Note due 2009.	Exhibit No. 4.1 to our Form 8-K filed on September 21, 1999 (File No. 001-13881).

4.4	Form of 4.625% Series F Note due 2012.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2005 (File No. 001-13881).

4.5	Form of 5.810% Series G Note due 2015.	Exhibit No. 4.1 to our Form 10-Q for the fiscal quarter ended June 16, 2006 (File No. 001-13881).

4.6	Form of 6.200% Series H Note due 2016.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2006 (File No. 001-13881).

4.7	Form of 6.375% Series I Note due 2017.	Exhibit No. 4.2 to our Form 8-K filed June 25, 2007 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

4.8	Form of 5.625% Series J Note due 2013.	Exhibit No. 4.2 to our Form 8-K filed October 19, 2007 (File No. 001-13881).

10.1	U.S. $2.5 billion Amended and Restated Credit Agreement dated as of May 14, 2007, with Citibank, N.A., as Administrative Agent and certain banks.	Exhibit No. 10 to our Form 8-K filed May 16, 2007 (File No. 001-13881).

*10.2	Marriott International, Inc. Stock and Cash Incentive Plan, As Amended and Restated Effective January 1, 2008.	Exhibit No. 10.1 to our Form 8-K filed November 12, 2008 (File No. 001-13881).

*10.3	Marriott International, Inc. Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2009.	Exhibit No. 10.2 to our Form 8-K filed November 12, 2008 (File No. 001-13881).

*10.4	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.4 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.5	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Filed with this report.

*10.6	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Filed with this report.

*10.7	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.5 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.8	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.6 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.9	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Filed with this report.

*10.10	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Filed with this report.

*10.11	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.7 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.12	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Filed with this report.

*10.13	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Filed with this report.

*10.14	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Exhibit No. 10.8 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.15	Summary of Marriott International, Inc. Director Compensation.	Exhibit No. 10.9 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

*10.16	Marriott International, Inc. Executive Officer Incentive Plan and Executive Officer Individual Performance Plan.	Exhibit No. 10.10 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

21	Subsidiaries of Marriott International, Inc.	Filed with this report.

23	Consent of Ernst & Young LLP.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

*	Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 12th day of February 2009.

MARRIOTT INTERNATIONAL, INC.

By:	/s/ J.W. Marriott, Jr.
J.W. Marriott, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/ J.W. Marriott, Jr. J.W. Marriott, Jr.	Chairman of the Board, Chief Executive Officer and Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Arne M. Sorenson Arne M. Sorenson	Executive Vice President and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Carl T. Berquist Carl T. Berquist	Executive Vice President, Financial Information and Enterprise Risk Management

DIRECTORS:

/s/ John W. Marriott III John W. Marriott III, Vice Chairman of the Board	/s/ Harry J. Pearce Harry J. Pearce, Director

/s/ Mary K. Bush Mary K. Bush, Director	/s/ Steven S. Reinemund Steven S Reinemund, Director

/s/ Lawrence W. Kellner Lawrence W. Kellner, Director	/s/ W. Mitt Romney W. Mitt Romney, Director

/s/ Debra L. Lee Debra L. Lee, Director	/s/ William J. Shaw William J. Shaw, Director

/s/ George Muñoz George Muñoz, Director	/s/ Lawrence M. Small Lawrence M. Small, Director