Form 10-Q
period 2009-03-27
MARRIOTT INTERNATIONAL INC /MD/
filed 2009-04-24
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 352,091,323 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 10, 2009.

MARRIOTT INTERNATIONAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 27, 2009	March 21, 2008
REVENUES
Base management fees	$125	$148
Franchise fees	88	96
Incentive management fees	43	74
Owned, leased, corporate housing, and other revenue	220	270
Timeshare sales and services (including note sale losses of $1 for twelve weeks ended March 27, 2009)	209	326
Cost reimbursements	1,810	2,033

	2,495	2,947

OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	207	244
Timeshare-direct	220	313
Reimbursed costs	1,810	2,033
Restructuring costs	2	—
General, administrative, and other	174	162

	2,413	2,752

OPERATING INCOME	82	195
Gains and other income (including gain on debt extinguishment of $21 for the twelve weeks ended March 27, 2009)	25	3
Interest expense	(29)	(42)
Interest income	6	11
(Provision for) reversal of provision for loan losses	(42)	2
Equity in (losses) earnings	(34)	27

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8	196
Provision for income taxes	(33)	(75)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(25)	121
Discontinued operations, net of tax	—	(1)

NET (LOSS) INCOME	(25)	120
Add: Net losses attributable to noncontrolling interests, net of tax	2	1

NET (LOSS) INCOME ATTRIBUTABLE TO MARRIOTT	$(23)	$121

EARNINGS PER SHARE-Basic
(Losses) earnings from continuing operations attributable to Marriott shareholders (1)	$(0.06)	$0.34
Earnings from discontinued operations attributable to Marriott shareholders	—	—

(Losses) earnings per share attributable to Marriott shareholders	$(0.06)	$0.34

EARNINGS PER SHARE-Diluted
(Losses) earnings from continuing operations attributable to Marriott shareholders (1)	$(0.06)	$0.33
Earnings from discontinued operations attributable to Marriott shareholders	—	—

(Losses) earnings per share attributable to Marriott shareholders	$(0.06)	$0.33

DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0750

(1)

See Footnote No. 7, “Earnings Per Share,” for income from continuing operations attributable to Marriott used to calculate earnings from continuing operations per share attributable to Marriott shareholders.

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	March 27, 2009 (Unaudited)	January 2, 2009
ASSETS
Current assets
Cash and equivalents	$168	$134
Accounts and notes receivable	832	898
Inventory	1,994	1,981
Current deferred taxes, net	175	186
Other	268	207

	3,437	3,406

Property and equipment	1,449	1,443
Intangible assets
Goodwill	875	875
Contract acquisition costs and other	712	710

	1,587	1,585

Equity and cost method investments	311	346
Notes receivable
Loans to equity method investees	50	50
Loans to timeshare owners	354	607
Other notes receivable	135	173

	539	830

Other long-term receivables	109	158
Deferred taxes, net	826	727
Other	446	408

	$8,704	$8,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$143	$120
Accounts payable	599	704
Accrued payroll and benefits	568	633
Liability for guest loyalty program	442	446
Timeshare segment deferred revenue	65	70
Other payables and accruals	589	560

	2,406	2,533

Long-term debt	2,834	2,975
Liability for guest loyalty program	1,155	1,090
Self-insurance reserves	211	204
Other long-term liabilities	761	710

Marriott shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,520	3,590
Retained earnings	3,541	3,565
Treasury stock, at cost	(5,711)	(5,765)
Accumulated other comprehensive loss	(27)	(15)

	1,328	1,380
Noncontrolling interests	9	11

	1,337	1,391

	$8,704	$8,903

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Twelve Weeks Ended
	March 27, 2009	March 21, 2008
OPERATING ACTIVITIES
Net (loss) income attributable to Marriott	$(23)	$121
Adjustments to reconcile to cash provided by (used in) operating activities:
Depreciation and amortization	39	41
Noncontrolling interests	(3)	(2)
Income taxes	21	41
Timeshare activity, net	152	(102)
Liability for guest loyalty program	59	33
Restructuring costs and other charges, net	(9)	—
Asset impairments and write-offs	50	1
Working capital changes and other	(83)	(200)

Net cash provided by (used in) operating activities	203	(67)

INVESTING ACTIVITIES
Capital expenditures	(50)	(65)
Dispositions	1	14
Loan advances	(4)	(8)
Loan collections and sales	4	15
Equity and cost method investments	(4)	15
Contract acquisition costs	(5)	(19)
Other	17	(43)

Net cash used in investing activities	(41)	(91)

FINANCING ACTIVITIES
Commercial paper/credit facility, net	31	571
Issuance of long-term debt	—	3
Repayment of long-term debt	(130)	(151)
Issuance of Class A Common Stock	2	15
Dividends paid	(31)	(27)
Purchase of treasury stock	—	(271)

Net cash (used in) provided by financing activities	(128)	140

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	34	(18)
CASH AND EQUIVALENTS, beginning of period	134	332

CASH AND EQUIVALENTS, end of period	$168	$314

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (“Marriott,” and together with its subsidiaries “we,” “us,” or the “Company”). In accordance with Financial Accounting Standards (“FAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“FAS No. 160”), references in this report to our earnings per share, net income and shareholders’ equity attributable to Marriott do not include noncontrolling interests (previously known as minority interests), which we report separately. Please see Footnote No. 2, “New Accounting Standards,” for additional information on this accounting standard adopted in the 2009 first quarter.

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We believe our disclosures are adequate to make the information presented not misleading. You should, however, read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009, (“2008 Form 10-K”). Certain terms not otherwise defined in this quarterly report have the meanings specified in our 2008 Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates. We have reclassified certain prior year amounts to conform to our 2009 presentation. Because we discontinued our synthetic fuel business in 2007, we have segregated the balances and activities of the synthetic fuel reportable segment and reported them as discontinued operations for all periods presented.

Our 2009 first quarter ended on March 27, 2009; our 2008 fourth quarter ended on January 2, 2009; and our 2008 first quarter ended on March 21, 2008. In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 27, 2009, and January 2, 2009, the results of our operations and cash flows for the twelve weeks ended March 27, 2009, and March 21, 2008. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.

2.	New Accounting Standards

Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”)

We adopted FAS No. 141(R) on January 3, 2009, the first day of our 2009 fiscal year. FAS No. 141(R) significantly changed the accounting for business combinations. Under FAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Transaction costs are no longer included in the measurement of the business acquired. Instead, these costs are expensed as they are incurred. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us was the beginning of our 2009 fiscal year. The adoption of FAS No. 141(R) did not have a material impact on our financial statements.

Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”)

We adopted FAS No. 157 on December 29, 2007, the first day of our 2008 fiscal year. FSP FAS No. 157-2, “Effective Date of Financial Accounting Standards Board (“FASB”) Statement No. 157” (“FSP FAS No. 157-2”), amended FAS No. 157 by delaying its effective date, by one year, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP FAS No. 157-2, we adopted the provisions of FAS No. 157 to non-financial assets and non-financial liabilities in the first quarter of 2009. See Footnote No. 6, “Fair Value Measurements,” for additional information. The adoption did not have a material impact on our financial statements.

Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“FAS No. 160”)

We adopted FAS No. 160 on January 3, 2009, the first day of our 2009 fiscal year. FAS No. 160 establishes new accounting and reporting standards for noncontrolling interests, previously known as minority interest, in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income or loss attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement. FAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income attributable to Marriott when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. FAS No. 160 is applied prospectively for fiscal years and interim periods within those fiscal years, beginning with the current fiscal year, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. The adoption of FAS No. 160 did not have a material impact on our financial statements. See Footnote No. 13, “Comprehensive Income and Capital Structure,” for related disclosures.

Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”)

We adopted FAS No. 161 on January 3, 2009, the first day of our 2009 fiscal year. FAS No. 161 requires enhanced disclosure of derivatives and hedging activities in order to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 is applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning with our current fiscal year. See Footnote No. 15, “Derivative Instruments,” for the related disclosures. The adoption of FAS No. 161 did not have a material impact on our financial statements.

FASB Staff Position FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS No. 141(R) -1”)

We adopted FSP FAS No. 141(R)-1 on January 3, 2009, the first day of our 2009 fiscal year. FSP FAS No. 141-1(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP FAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with FAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. The adoption of FSP FAS No. 141(R)-1 did not have a material impact on our financial statements.

FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”)

We adopted FSP FAS No. 142-3 on January 3, 2009, the first day of our 2009 fiscal year. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP FAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The adoption of FSP FAS No. 142-3 did not have a material impact on our financial statements.

EITF Issue 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”)

We adopted Emerging Issues Task Force (“EITF”) 08-6 on January 3, 2009, the first day of our 2009 fiscal year concurrently with the adoption of FAS No. 141(R) and FAS No. 160. The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of FAS No. 141(R) and FAS No. 160. The adoption of EITF 08-6 did not have a material impact on our financial statements.

Future Adoption of Accounting Standards

The FASB issued the following new accounting standards on April 9, 2009. We plan to adopt each standard in the second quarter of 2009, and do not expect that our adoption of any of these standards will have a material impact on our financial statements.

FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and FAS No. 124-2”)

FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009, which, for us, would be our 2009 second quarter. Early adoption is permitted for periods ending after March 15, 2009.

FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”)

FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, we will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009, which, for us, would be our 2009 second quarter. Early adoption is permitted for periods ending after March 15, 2009.

FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”)

FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009, which, for us, would be our 2009 second quarter.

3.	Income Taxes

Our federal income tax returns have been examined and we have settled all issues for tax years through 2004 with the exception of one 1994 transaction as discussed in Footnote No. 2, “Income Taxes,” in our 2008 Form 10-K. The 2005 and 2006 Internal Revenue Service (“IRS”) examinations have been completed, and the unresolved issues from those years are now at the IRS Appeals Division. The 2007 and 2008 IRS examinations are ongoing as part of the IRS’s Compliance Assurance Program. Various state, local, and foreign income tax returns are also under examination by taxing authorities.

For the first quarter of 2009, we recorded a $26 million income tax expense primarily related to the treatment of funds received from foreign subsidiaries. We are contesting the issue with the IRS for tax years 2005, 2006, and 2007.

For the first quarter of 2009, we increased unrecognized tax benefits by $66 million (from $141 million at year-end 2008), primarily representing an increase for the foreign subsidiaries issue. If recognized, the $66 million net increase in unrecognized tax benefits would impact the effective tax rate by $21 million. The balance of unrecognized tax benefits was $207 million at the end of the 2009 first quarter.

As a large taxpayer, we are under continual audit by the IRS and other taxing authorities. It is possible that the amount of the liability for unrecognized tax benefits could change during the next 52-week period, but we do not anticipate that a significant impact to the unrecognized tax benefit balance will occur.

4.	Discontinued Operations-Synthetic Fuel

Our synthetic fuel operations consisted of four coal-based synthetic fuel production facilities (the “Facilities”). Because tax credits under Section 45K of the Internal Revenue Code were only available for the production and sale of synthetic fuel produced from coal before 2008, and because we estimated that high oil prices during 2007 would result in the phase-out of a significant portion of the tax credits available for synthetic fuel produced and sold in 2007, we permanently shut down the Facilities on November 3, 2007. Accordingly, we now report this business as a discontinued operation. See Footnote No. 3, “Discontinued Operations-Synthetic Fuel,” in our 2008 Annual Report on Form 10-K for additional information.

The following table provides additional balance sheet information relating to the discontinued synthetic fuel operations. The discontinued synthetic fuel operations reflected in the income statement for the twelve weeks ended March 21, 2008, only represent activity related to Marriott and there were no noncontrolling interests.

Balance Sheet Summary

	At Period End
($ in millions)	March 27, 2009	January 2, 2009
Other assets	$—	$—
Liabilities	(3)	(3)

5.	Share-Based Compensation

Under our 2002 Comprehensive Stock and Cash Incentive Plan (the “Comprehensive Plan”), we award: (1) stock options to purchase our Class A Common Stock (“Stock Option Program”); (2) share appreciation rights (“SARs”) for our Class A Common Stock; (3) restricted stock units of our Class A Common Stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that are equal to the market price of our Class A Common Stock on the date of grant.

Restricted Stock Units

We granted 0.3 million restricted stock units during the first quarter of 2009 to certain officers and key employees and those units vest generally over four years in equal annual installments commencing one year after the date of grant. The weighted average grant-date fair value of the restricted stock units granted in the first quarter of 2009 was $14.

SARs

We granted 0.5 million SARs to officers and key employees during the 2009 first quarter. These SARs expire 10 years after the date of grant and both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. The weighted average grant-date fair value of these SARs was $5, and the weighted average exercise price was $15.

To estimate the fair value of each SAR granted, we use a lattice-based valuation model that incorporates a range of assumptions for inputs. Historical data is used to estimate exercise behaviors for separate groups of retirement eligible and non-retirement eligible employees. The expected terms of the SARs granted are derived from the outputs of the valuation model and represent the periods of time that the SARs granted are expected to be outstanding.

The range of assumptions for the Employee SARs granted during the first quarter of 2009 is shown in the following table.

Expected volatility	32%
Dividend yield	0.95%
Risk-free rate	2.0%-2.6%
Expected term (in years)	6-9

The risk-free rates are based on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, converted to a continuously compounded rate.

Other Information

At the end of the 2009 first quarter, 55.9 million shares were reserved under the Comprehensive Plan, including 38.4 million shares under the Stock Option Program and Stock Appreciation Right Program.

6.	Fair Value Measurements

In accordance with FASB Staff Position No. FAS 157-2, which amended FAS No. 157 by delaying its effective date by one year to fiscal year 2009 for certain assets and liabilities, we adopted the provisions of FAS No. 157 to non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis on January 3, 2009, the first day of our 2009 fiscal year.

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

We have various financial instruments we must measure on a recurring basis under FAS No. 157 including certain marketable securities, derivatives, and residual interests related to our asset securitizations. We also apply the measurement provisions of FAS No. 157 to various non-recurring measurements for our non-financial assets and non-financial liabilities, which included the impairment of a joint venture investment and two security deposits during the current quarter. See Footnote No. 17, “Restructuring Costs and Other Charges,” for further information. We measure our assets and liabilities using inputs from the following three levels of the fair value hierarchy:

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

In accordance with the fair value hierarchy, the following table shows the fair value as of March 27, 2009, of those assets and liabilities that we must measure at fair value on a recurring basis and that we classify as “Other current assets,” “Other assets,” “Other payables and accruals,” and “Other long-term liabilities”:

($ in millions)	Fair Value Measurements as of March 27, 2009
Description	Balance at March 27, 2009	Level 1	Level 2	Level 3
Assets:
Residual interests	$205	$—	$—	$205
Marketable securities	8	8	—	—

Liabilities:
Derivative instruments	(10)	(3)	(5)	(2)

The following table summarizes the changes in fair value of our Level 3 assets and liabilities for the twelve weeks ended March 27, 2009:

($ in millions)	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Residual Interests	Derivative Instruments
Beginning balance at January 3, 2009	$221	$(15)
Total gains (losses) (realized or unrealized)
Included in earnings	(4)	—
Included in other comprehensive income	—	—
Transfers in or out of Level 3	—	—
Purchases, sales, issuances, and settlements	(12)	13

Ending balance at March 27, 2009	$205	$(2)

Gains (losses) for the first quarter of 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(4)	$—

As discussed in more detail in Footnote No. 11, “Asset Securitizations,” we periodically sell notes receivable originated by our Timeshare segment. We continue to service the notes after the sale, and we retain servicing assets and other interests in the notes and account for these assets and interests as residual interests. At the dates of sale and at the end of each reporting period, we estimate the fair value of our residual interests, including servicing assets, using a discounted cash flow model. These transactions may utilize interest rate swaps to protect the net interest margin associated with the beneficial interest.

The most significant estimate involved in the measurement process is the discount rate, followed by the default rate and the loan repayment rate. Estimates of these rates are based on management’s expectations of future prepayment rates and default rates, reflecting our historical experience, industry trends, current market interest rates, expected future interest rates, and other considerations. Actual repayment rates, default rates, and discount rates could differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates and the availability of alternative financing sources to borrowers. If actual prepayments of the loans being serviced were to occur more slowly than had been projected, or if actual default rates or actual discount rates are lower than expected, the carrying value of servicing assets could increase and accretion and servicing income would exceed previously projected amounts. Conversely, if actual prepayments occur at a faster than projected pace, or if actual default or actual discount rates are higher than we expect, the carrying value of servicing assets could decrease and accretion and servicing income would be below previously projected amounts. Accordingly, the retained interests, including servicing assets, actually realized, could differ from the amounts initially or currently recorded.

The discount rates we use in determining the fair values of our residual interests are based on the volatility characteristics (i.e., defaults and prepayments) of the residual assets. We assumed increases in the default and prepayment rates and discounted the resulting cash flows with a low risk rate to derive a stressed asset value. The low risk rate approximates credit spreads in the current market. Using our base case cash flows, we then determined the discount rate, which when applied to the base case cash flows, produced the stressed asset value, which we assume approximates an exit price for the residual assets. We adjust discount rates quarterly as interest rates, credit spreads and volatility characteristics in the market fluctuate.

We treat our residual interests, including servicing assets, as trading securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, we record realized and unrealized gains or losses related to these assets in the “Timeshare sales and services”

revenue caption in our Condensed Consolidated Statements of Income. During the first quarters of 2009 and 2008, we recorded trading losses of $4 million and gains of $9 million, respectively.

For our first quarter 2009 note sale, we used the following key assumptions to measure the fair value of the residual interests, including servicing assets, at the date of sale: average discount rate of 13.57 percent; average expected annual prepayments, including defaults, of 19.27 percent; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 73 months; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 38 months. Our key assumptions are based on experience with notes receivable and servicing assets.

We used the following key assumptions in measuring the fair value of the residual interests, including servicing assets, in our 13 outstanding Timeshare note sales as of March 27, 2009: an average discount rate of 18.83 percent; an average expected annual prepayment rate, including defaults, of 15.73 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 60 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 38 months.

We completed a stress test on the fair value of the residual interests, including servicing assets, as of the end of the 2009 first quarter to measure the change in value associated with independent changes in individual key variables. This methodology applied unfavorable changes that would be statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. Before we applied any of these stress test changes, we determined that the fair value of the residual interests, including servicing assets, was $205 million as of March 27, 2009.

Applying the stress tests, we concluded that each change to a variable shown in the table below would have the following impact on the valuation of our residual interests at the end of the 2009 first quarter.

	Decrease in Quarter- End Valuation ($ in millions)	Percentage Decrease
100 basis point increase in the prepayment rate	$4	2.1%
200 basis point increase in the prepayment rate	10	4.7%
100 basis point increase in the discount rate	4	2.1%
200 basis point increase in the discount rate	8	4.1%
Two month decline in the weighted average remaining term	2	0.8%
Four month decline in the weighted average remaining term	3	1.4%

We value our Level 3 input derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on unobservable inputs to the valuation model including interest rates and volatilities. We record realized and unrealized gains and losses on these derivative instruments in gains from the sale of timeshare notes receivable, which are recorded within the “Timeshare sales and services” revenue caption in our Condensed Consolidated Statements of Income.

In connection with the first quarter 2009 note sale, on the date of transfer, we recorded notes that we effectively owned after the transfer at a fair value of $81 million, which is classified as $5 million of “Loans to timeshare owners” and $76 million of “Other assets” in our Condensed Consolidated Balance Sheets. We used a discounted cash flow model, including Level 3 inputs, to determine the fair value of notes we effectively owned after the transfer. We based the discount rate we used in determining its fair value on the methodology described earlier in this footnote. Other assumptions, such as default and prepayment rates, are consistent with those used in determining the fair value of our retained interests. For additional information, see Footnote No. 11 “Asset Securitizations.”

During the first quarter of 2009 we recorded $79 million of impairment charges for two of our security deposits and one joint venture investment, prior to the application of an $11 million liability remaining from 2008. These charges are reflected in our Condensed Consolidated Statements of Income as $49 million in the “General, administrative, and other” caption and $30 million in the “Equity in (losses) earnings” caption. For additional information, see the “Other Charges” caption of Footnote No. 17 “Restructuring Costs and Other Charges.”

7.	Earnings Per Share

The table below illustrates the reconciliation of the earnings (losses) and number of shares used in our calculations of basic and diluted earnings per share attributable to Marriott shareholders. Losses from continuing operations attributable to Marriott for the twelve weeks ended March 27, 2009, of $23 million represent consolidated losses from continuing operations of $25 million plus the add-back for net losses attributable to noncontrolling interests of $2 million. Income from continuing operations attributable to Marriott for the twelve weeks ended March 21, 2008, of $122 million represents consolidated income from continuing operations of $121 million plus the add-back for net losses attributable to noncontrolling interests of $1 million.

	Twelve Weeks Ended
(in millions, except per share amounts)	March 27, 2009	March 21, 2008
Computation of Basic Earnings Per Share Attributable to Marriott Shareholders
(Losses) income from continuing operations attributable to Marriott shareholders	$(23)	$122
Weighted average shares outstanding	350.6	354.3

Basic (losses) earnings per share from continuing operations attributable to Marriott shareholders	$(0.06)	$0.34

Computation of Diluted Earnings Per Share Attributable to Marriott Shareholders
(Losses) income from continuing operations attributable to Marriott shareholders	$(23)	$122

Weighted average shares outstanding	350.6	354.3

Effect of dilutive securities
Employee stock option and SARs plans	—	14.0
Deferred stock incentive plans	—	1.7
Restricted stock units	—	1.9

Shares for diluted earnings per share attributable to Marriott shareholders	350.6	371.9

Diluted (losses) earnings per share from continuing operations attributable to Marriott shareholders	$(0.06)	$0.33

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings from continuing operations attributable to Marriott shareholders. As there was a loss from continuing operations for the 2009 first quarter, the “Effect of dilutive securities” caption in the preceding table does not include 3.9 million employee stock option and SARs plan shares, 1.7 million deferred stock incentive plans shares, or 0.5 million restricted stock units shares because to do so would have been antidilutive.

Additionally, in accordance with FAS No. 128, “Earnings per Share,” we have not included the following stock options and SARs in our calculation of diluted earnings per share attributable to Marriott shareholders because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended March 27, 2009, 19.5 million options and SARs, with exercise prices ranging from $16.22 to $49.03; and

(b)	for the twelve-week period ended March 21, 2008, 2.7 million options and SARs, with exercise prices ranging from $34.47 to $49.03.

8.	Inventory

Inventory, totaling $1,994 million and $1,981 million as of March 27, 2009, and January 2, 2009, respectively, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,973 million and $1,959 million as of March 27, 2009, and January 2, 2009, respectively. Inventory totaling $21 million and $22 million as of March 27, 2009, and January 2, 2009, respectively, primarily relates to hotel operating supplies for the limited number of properties we own or lease. We value Timeshare segment interval, fractional ownership, and residential products at the lower of cost or net realizable value, and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

9.	Property and Equipment

The following table details the composition of our property and equipment balances at March 27, 2009, and January 2, 2009.

($ in millions)	March 27, 2009	January 2, 2009
Land	$471	$469
Buildings and leasehold improvements	849	852
Furniture and equipment	946	954
Construction in progress	264	244

	2,530	2,519
Accumulated depreciation	(1,081)	(1,076)

	$1,449	$1,443

10.	Notes Receivable

The following table details the composition of our notes receivable balances at March 27, 2009, and January 2, 2009.

($ in millions)	March 27, 2009	January 2, 2009
Loans to timeshare owners	$421	$688
Lodging senior loans	2	2
Lodging mezzanine and other loans	197	236

	620	926
Less current portion	(81)	(96)

	$539	$830

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in the accompanying Condensed Consolidated Balance Sheets, including $67 million and $81 million, at March 27, 2009, and January 2, 2009, respectively, related to “Loans to timeshare owners.”

In the first quarter of 2009, we fully reserved two notes receivable balances that we deemed uncollectible, one of which relates to a project that is in development. We recorded a total charge of $42 million in the first quarter of 2009 in the “Provision for loan losses” caption in our Condensed Consolidated Statements of Income related to these two notes receivable balances. See Footnote No. 17, “Restructuring Costs and Other Charges” for additional information.

11.	Asset Securitizations

As noted in Footnote No. 12, “Asset Securitizations,” in our 2008 Form 10-K, we periodically sell, without recourse, through special purpose entities, notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. We continue to service the notes and transfer all proceeds collected to special purpose entities. We retain servicing assets and other interests in the notes and account for these assets and interests as residual interests. The interests are limited to the present value of cash available after paying financing expenses and program fees and absorbing credit losses.

At the end of the first quarter of 2009, $1,376 million of principal due from timeshare interval and fractional owners remained outstanding in 13 special purpose entities formed in connection with our timeshare note sales. Delinquencies of more than 90 days amounted to $22 million. The impact to us from delinquencies, and our maximum exposure to loss as a result of our involvement with these special purpose entities, is limited to our residual interests, which we value based on a discounted cash flow model, as discussed in Footnote No. 6, “Fair Value Measurements.” Please see the “Timeshare Residual Interests Valuation” caption within the “Restructuring Costs and Other Charges” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for additional information on the risks associated with our residual interests. Under the terms of our timeshare loan sales, we have the right, at our option, to repurchase a limited amount of defaulted mortgage loans at par. In cases where we have chosen to exercise this repurchase right, we have been able to resell the timeshare units underlying the defaulted loans without incurring material losses.

Cash flows between us and third-party purchasers during the first quarters of 2009 and 2008 were as follows: net proceeds to us from new timeshare note sales of $181 million and zero, respectively; voluntary repurchases by us of defaulted loans (over 150 days overdue) of $11 million and $12 million, respectively; servicing fees received by us of $1 million and $1 million, respectively; and cash flows received from our retained interests of $24 million and $23 million, respectively.

We earned contractually specified servicing fees for the first quarters of 2009 and 2008 totaling $1 million and $1 million, respectively, which we reflected within the changes in fair value to the servicing assets. We reflected contractually specified late and ancillary fees earned for the first quarters of 2009 and 2008 totalling $2 million in each year within the “Timeshare sales and services” line item on our Condensed Consolidated Statements of Income.

In March 2009, prior to the end of our first quarter, we completed a private placement of approximately $205 million of floating-rate Timeshare Loan Backed Notes with a bank administered commercial paper conduit. We contributed approximately $284 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional ownership products to a newly formed special purpose entity. On the same day, the special purpose entity issued approximately $205 million of the entity’s notes. In connection with the private placement of notes receivable, we received proceeds of approximately $181 million, net of costs, and retained $94 million of residual interests in the special purpose entity, which included $81 million of notes we effectively owned after the transfer and $13 million related to the servicing assets and interest only strip. We measured all residual interests at fair market value on the date of the transfer. Although the notes effectively owned after the transfer were measured at fair value on the transfer date, they will require prospective accounting treatment as notes receivable and will be carried at the basis established at the date of transfer unless we deem such amount to be non-recoverable in the future. If that occurs, we will record a valuation allowance.

In connection with the first quarter 2009 note sale, we recorded a $1 million loss, which was included within the “Timeshare sales and services” line item on our Condensed Consolidated Statements of Income. See “Asset Securitizations” later in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding disruption in the credit markets.

12.	Long-term Debt

Our long-term debt at March 27, 2009, and January 2, 2009, consisted of the following:

($ in millions)	March 27, 2009	January 2, 2009
Senior Notes:
Series C, interest rate of 7.875%, face amount of $76, maturing September 15, 2009	$76	$76
Series F, interest rate of 4.625%, face amount of $348, maturing June 15, 2012	347	347
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015	300	349
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016	289	314
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017	291	335
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013	397	397
$2.4B Effective Credit Facility, average interest rate of 1.078% at March 27, 2009	1,000	969
Other	277	308

	2,977	3,095
Less current portion	(143)	(120)

	$2,834	$2,975

As of the end of our 2009 first quarter, all debt was unsecured.

In the first quarter of 2009, we repurchased $122 million principal amount of our Senior Notes in the open market, across multiple series. We recorded a gain of $21 million for the debt extinguishment representing the difference between the acquired debt’s purchase price of $98 million and its carrying amount of $119 million.

As discussed in more detail in Footnote No. 13, “Long-term debt,” of our 2008 Form 10-K, we are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for borrowings and letters of credit and supported our commercial paper program. The effective size of the Credit Facility is approximately $2.4 billion.

Until the 2008 fourth quarter, we regularly issued short-term commercial paper primarily in the United States and, to a much lesser extent, in Europe. Disruptions in the financial markets beginning in September 2008 significantly reduced liquidity in the commercial paper market. Accordingly, in September 2008 we borrowed under the Credit Facility to fund anticipated short-term commercial paper maturities and, to a lesser extent, other general corporate needs, including working capital and capital expenditures, and suspended issuing commercial paper. All of our previously issued commercial paper matured and was repaid in the 2008 fourth quarter.

Our Standard & Poor’s commercial paper rating at the end of the 2009 first quarter was A3 and the market for A3 commercial paper is currently very limited. It would be very difficult to rely on the use of this market as a meaningful source of liquidity, and we do not anticipate issuing commercial paper under these circumstances.

We classify any outstanding commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis. We reserve unused capacity under our Credit Facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. Given our borrowing capacity under the Credit Facility, fluctuations in the commercial paper market or the costs at which we can issue commercial paper have not affected our liquidity, and we do not expect them to do so in the future.

Although we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and improve hotels, as well as to develop timeshare properties. Capital markets have been disrupted and largely frozen since early in the fourth quarter of 2008 due to the deepening worldwide financial crisis. See the “Cash Requirements and Our Credit Facilities” discussion in the “Liquidity and Capital Resources” section of this report for additional information regarding our Credit Facility.

13.	Comprehensive Income and Capital Structure

The following tables detail comprehensive income attributable to Marriott, comprehensive income attributable to noncontrolling interests, and consolidated comprehensive income for the twelve weeks ended March 27, 2009, and March 21, 2008.

	Attributable to Marriott		Attributable to Noncontrolling Interests		Consolidated
($ in millions)	Twelve Weeks Ended		Twelve Weeks Ended		Twelve Weeks Ended
	March 27, 2009	March 21, 2008	March 27, 2009	March 21, 2008	March 27, 2009	March 21, 2008
Net (loss) income	$(23)	$121	$(2)	$(1)	$(25)	$120
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(11)	13	—	—	(11)	13
Other derivative instrument adjustments	1	(9)	—	—	1	(9)
Unrealized (losses) gains on available-for-sale securities	(2)	(5)	—	—	(2)	(5)

Total other comprehensive (loss) income, net of tax	(12)	(1)	—	—	(12)	(1)

Comprehensive (loss) income	$(35)	$120	$(2)	$(1)	$(37)	$119

The following table details changes in shareholders’ equity, including changes in equity attributable to Marriott shareholders and changes in equity attributable to the noncontrolling interests.

($ in millions, except per share amounts)			Equity Attributable to Marriott Shareholders
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Equity Attributable to Non-controlling Interests
349.6	Balance at January 2, 2009	$1,391	$5	$3,590	$3,565	$(5,765)	$(15)	$11
—	Net loss	(25)	—	—	(23)	—	—	(2)
—	Other comprehensive loss	(12)	—	—	—	—	(12)	—
—	Dividends ($0.0875 per share)	(31)	—	—	(31)	—	—	—
2.5	Employee stock plan issuance	14	—	(70)	30	54	—	—
—	Purchase of treasury stock	—	—	—	—	—	—	—

352.1	Balance at March 27, 2009	$1,337	$5	$3,520	$3,541	$(5,711)	$(27)	$9

14.	Contingencies

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at March 27, 2009, are as follows:

($ in millions)
Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings at March 27, 2009
Debt service	$38	$1
Operating profit	163	25
Other	90	7

Total guarantees where we are the primary obligor	$291	$33

The liability for expected future fundings at March 27, 2009, is included in our Condensed Consolidated Balance Sheets as follows: $4 million in the “Other payables and accruals” line item and $29 million in the “Other long-term liabilities” line item.

Our guarantees of $291 million listed in the preceding table include $38 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties, along with $3 million of debt service guarantees that will not be in effect until the underlying debt has been funded.

The guarantees of $291 million in the preceding table do not include $197 million of guarantees that we anticipate will expire in the years 2011 through 2013, related to Senior Living Services lease obligations totaling $138 million and lifecare bonds of $59 million for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and $9 million of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”), which subsequently merged with Health Care Property Investors, Inc., is the primary obligor of $49 million of the lifecare bonds. Five Star is the primary obligor of the remainder of the lifecare bonds. Prior to our sale of the Senior Living Services business in 2003, these preexisting guarantees were guarantees by us of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. While we currently do not expect to fund under the guarantees, according to recent SEC filings made by Sunrise there has been a significant deterioration in Sunrise’s financial position and access to liquidity; accordingly, Sunrise’s continued ability to meet these guarantee obligations cannot be assured.

The table also does not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $60 million. Most of these obligations expire at the end of 2023. CTF Holdings Ltd. (“CTF”) had originally made available €35 million in cash collateral in the event that we are required to fund under such guarantees (approximately €6 million [$9 million] remained at the end of the 2009 first quarter). Our contingent liability exposure of approximately $60 million will decline as CTF obtains releases from the landlords and these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future.

In addition to the guarantees noted in the preceding table, we have provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $586 million. Payments for cost overruns for this project will be satisfied by the joint venture through contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 34 percent. We have also provided a project completion guarantee to another lender for a project with an estimated aggregate total cost of $460 million. Payments for cost overruns for this project will be satisfied by the joint venture through contributions from the partners, and we are liable, on a several basis, with our partners in an amount equal to our pro rata ownership in the joint venture, which is 20 percent. We do not expect to fund under either of these guarantees. At March 27, 2009, the carrying values of the liabilities associated with these project completion guarantees was $6 million and $3 million, respectively.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted previously, as of March 27, 2009, we had extended approximately $11 million of loan commitments to owners of lodging properties, under which we expect to fund approximately $9 million, which expire as follows: $7 million within one year; $1 million in two to three years; and $1 million in three to four years. We do not expect to fund the remaining $2 million of commitments, which expire within one year.

At March 27, 2009, we also had commitments to invest up to $52 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel-anchored mixed-use real estate projects, which expire as follows: $29 million in one to two years; $3 million within three years; and $20 million in more than three years. Of the $52 million in commitments, we expect to fund $3 million within one year; $29 million in one to two years; and $20 million within three years. In addition, as of March 27, 2009, we had commitments, with no expiration date, to fund up to $23 million in joint ventures for development of new properties of which we expect to fund $11 million within one year and $12 million in one to two years. Also, as of March 27, 2009, we had a commitment, with no expiration date, to invest up to $8 million in a joint venture of which we have funded $1 million and have $7 million remaining that we do not expect to fund. And, as of March 27, 2009, we had a commitment to invest up to $25 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

At March 27, 2009, we had $134 million of letters of credit outstanding, the majority of which related to our self-insurance programs. Surety bonds issued as of March 27, 2009, totaled $426 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

15.	Derivative Instruments

We adopted FAS No. 161 on January 3, 2009, the first day of our 2009 fiscal year. FAS No. 161 requires enhanced disclosure of derivatives and hedging activities on an interim and annual basis. The guidance seeks to improve the transparency of financial reporting through enhanced disclosures on: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

The designation of a derivative instrument as a hedge and its ability to meet the FAS No. 133 hedge accounting criteria determines how the change in fair value of the derivative instrument will be reflected in the Condensed Consolidated Financial Statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the hedged underlying’s cash flows or fair value and the documentation standards of FAS No. 133 are fulfilled at the time we enter into the derivative contract. A hedge is designated as a cash flow hedge, fair value hedge, or a net investment in foreign operations hedge based on the exposure being hedged. The asset or liability value of the derivative will change in tandem with its fair value. Changes in fair value, for the effective portion of qualifying hedges, are recorded in other comprehensive income (“OCI”). The derivative’s gain or loss is released from OCI to match the timing of the hedged underlying’s cash flows effect on earnings.

We review the effectiveness of our hedging instruments on a quarterly basis and we recognize current period hedge ineffectiveness immediately in earnings and we discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. Upon termination of cash flow hedges, we release gains and losses from OCI based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected timeframe. Such untimely transactions require us to immediately recognize in earnings gains and losses previously recorded in OCI.

We present derivative assets and liabilities net in the Condensed Consolidated Financial Statements to the extent that our master netting agreements meet the requirements of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” as amended by FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements.” As of March 27, 2009, we had derivative contracts outstanding with eight investment grade counterparties. Due to our master netting agreements, $7 million of our derivatives are in a net liability position; therefore, we currently have no exposure to credit losses for these derivatives because our derivative payables exceed our derivative receivables as defined in our master netting agreements.

Changes in interest rates, foreign exchange rates, and equity securities expose us to market risk. We manage our exposure to these risks by monitoring available financing alternatives, through development and application of credit granting policies. We also use derivative instruments, including cash flow hedges, net investment in foreign operations hedges, fair value hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, we do not use derivatives for trading or speculative purposes.

In certain note sale transactions, we use interest rate swaps to limit the variability in the value of the excess interest due to changing interest rates. Although we expect to receive the excess interest, interest rate swaps are provided for the benefit of the investors in the event the underlying notes do not perform as expected. The interest rate swaps used in some conduit note sale transactions move inversely to the movement in the excess spread, and thus provide a natural hedge in the transaction. Multiple interest rate swaps, including differential swaps, are used in the term asset backed securities transactions and largely offset one another to the extent that the sold notes prepay within expectations. Given the natural hedges provided by both of these types of transactions, we did not apply FAS No. 133 hedge accounting to these interest rate swaps. In certain deals, we sell a portfolio of fixed-coupon consumer loans to investors who require a variable rate of return. If unhedged, an increase in the variable rate of those deals would produce a compressed excess spread, which is the difference between the loan portfolio average fixed coupon and the variable rate expected by the note investor. We enter into these interest rate swaps to fix the excess spread at a level expected by the investor.

We do not apply the standards of FAS No. 133 to some of our foreign exchange contracts because there is no material timing difference between the recognition of the gain or loss on the underlying asset or liability and the derivative instrument. We use these forward contracts to hedge foreign currency denominated net monetary assets and/or liabilities. Examples of monetary assets and liabilities include, but are not limited to, cash, receivables, payables, and debt. We recognize fluctuations in exchange rates in earnings for transaction gains or losses due to fluctuations in exchange rates for the spot rate remeasurement at period end or the settlement date pursuant to FAS No. 52, “Foreign Currency Translation.”

During the first quarter of 2009, we used the following derivative instruments to mitigate our interest rate and foreign currency exchange rate risks:

Cash Flow Hedges

During 2008, we entered into interest rate swaps to manage interest rate risk associated with forecasted timeshare note sales. During 2008, eleven swaps were designated as cash flow hedges under FAS No. 133. We terminated nine of the eleven swaps in 2008 and recognized a $6 million loss in “Timeshare sales and services” revenue in our 2008 full-year income statement. The remaining two swaps became ineffective in the fourth quarter of 2008 and we recognized a $12 million loss in “Timeshare sales and services” revenue in our full-year 2008 income statement. These swaps became ineffective during the fourth quarter of 2008 and, as of that date, we no longer accounted for them as cash flow hedges under FAS No. 133. We terminated these swaps in the first quarter of 2009 and recognized no additional gain or loss.

During the 2009 first quarter and fiscal year 2008, we entered into forward foreign exchange contracts to hedge the risk associated with forecasted transactions for contracts and fees denominated in foreign currencies. The aggregate dollar equivalent of the notional amounts of these contracts was $57 million at the end of the first quarter of 2009. These contracts have terms of less than three years and we anticipate they will result in the reclassification of gains from other comprehensive income of $6 million to base management fees, $2 million to franchise fees, and $1 million to incentive management fees, in the next 12 months. Our beginning balance for the 2009 first quarter in accumulated other comprehensive income, related to derivatives, was a gain of $7 million and our ending balance was a gain of $9 million.

Net Investment Hedges

During the 2009 first quarter and fiscal year 2008, we entered into forward foreign exchange contracts to manage our risk of currency exchange rate volatility associated with certain of our investments we have in foreign operations. The contracts offset the gains and losses associated with translation adjustments for various investments in foreign operations. The aggregate dollar equivalent of the notional amount of the hedges remaining at March 27, 2009, was $15 million.

Fair Value Hedges

In 2003, we entered into an interest rate swap to address interest rate risk. Under this agreement, which has an aggregate notional amount of $92 million and matures in 2010, we receive a floating rate of interest and pay a fixed rate of interest. The swap modifies our interest rate exposure by effectively converting a note receivable with a fixed rate to a floating rate. We classify this swap as a fair value hedge under FAS No. 133 and we recognize the change in the fair value of the swap, as well as the change in the fair value of the underlying note receivable, in interest income. Due to the structure of the swap, the change in its fair value moves in tandem with the change in fair value of the underlying note receivable. The hedge is highly effective and, therefore, we reported no net gain or loss during the 2009 first quarter.

Derivatives not Designated as Hedging Instruments Under FAS No. 133

At the end of the 2009 first quarter, we had six outstanding interest rate swap agreements to manage interest rate risk associated with some of the residual interests we retain in conjunction with some of our timeshare note sales. Historically, we were required occasionally by purchasers and/or rating agencies to utilize interest rate swaps to protect the excess spread within our sold note pools. Due to market conditions, we were required to enter into swaps related to our retained interests for our 2009 first quarter note sale. The aggregate notional amount of the outstanding swaps at March 27, 2009, is $513 million and they expire through 2022.

During the 2009 first quarter and fiscal year 2008, we entered into forward foreign exchange contracts to manage the foreign currency exposure related to certain monetary assets. The aggregate dollar equivalent of the notional amount of the contracts was $248 million at the end of the 2009 first quarter. We anticipate entering into similar contracts when these contracts expire in the second quarter of 2009.

The following tables summarize the fair value of our derivative instruments, the effect of derivative instruments on our Condensed Consolidated Statements of Income and “Comprehensive income,” and the amounts reclassified from “Other comprehensive income” during the quarter.

Fair Value of Derivative Instruments

($ in millions)	Balance Sheet Location	Fair Value at March 27, 2009
Derivatives designated as hedging instruments under FAS No. 133 (1)

Liability Derivatives
Interest rate swaps	Other long-term liabilities	$(5)
Foreign exchange forwards	Other payables and accruals	(3)

Total liabilities under FAS No. 133		$(8)

Derivatives not designated as hedging instruments under FAS No. 133 (1)

Asset Derivatives
Interest rate swaps (2)	Other long-term liabilities	$6

Total assets outside FAS No. 133		6

Liability Derivatives
Interest rate swaps (2)	Other long-term liabilities	(8)

Total liabilities outside FAS No. 133		$(8)

(1)	See Footnote No. 6, “Fair Value Measurements,” for additional information on the fair value of our derivative instruments.
(2)	Derivatives are subject to master netting agreement in accordance with FASB Interpretation No. 39.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income for the Twelve Weeks Ended March 27, 2009

($ in millions)	Location of Gain Recognized in Income	Amount of Gain Recognized in Income
Derivatives in FAS No. 133 cash flow hedging relationship

Foreign exchange forwards	Base management fees	$1
Foreign exchange forwards	Franchise fees	1

Total		$2

Derivatives not designated as hedging instruments under FAS No. 133
Foreign exchange forwards	General, administrative, and other	$9

Total		9

Total gain recognized in income		$11

The Effect of Derivative Instruments on the Statement of Comprehensive Income for the Twelve Weeks Ended March 27, 2009 (1)

($ in millions)	Amount of Gain Recognized in OCI from Derivatives
Derivatives in FAS No. 133 cash flow hedging relationship

Foreign exchange forwards	$3

Derivatives in FAS No. 133 net investment hedging relationship

Foreign exchange forwards	$1

Total gain recognized in OCI	$4

(1)	For additional information, see Footnote No. 13 “Comprehensive Income and Capital Structure.”

Derivative Gain (Loss) Reclassifications from OCI for the Twelve Weeks Ended March 27, 2009 (1)

($ in millions)	Location of Gain Recognized in Income	Amount of Gain Reclassified from OCI for Derivative Income (Effective Portion) (1), (2)
Derivatives in FAS No. 133 cash flow hedging relationship

Foreign exchange forwards	Base management fees	$2

Total		$2

(1)	For additional information, see Footnote No. 13 “Comprehensive Income and Capital Structure.”
(2)	There was no ineffective portion of our derivatives in the first quarter of 2009; therefore, no amount required reclassification from OCI due to ineffectiveness.

16.	Business Segments

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

•

Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts properties worldwide (together with adjacent residential properties associated with some Ritz-Carlton hotels), as well as Edition, for which no properties are yet open; and

•

Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Club and Residences, and Grand Residences by Marriott timeshare, fractional ownership, and residential properties worldwide.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, income taxes, or indirect general, administrative, and other expenses. With the exception of the Timeshare segment, we do not allocate interest income to our segments. Because note sales are an integral part of the Timeshare segment, we include note sale gains or (losses) in our Timeshare segment results. We also include interest income associated with our Timeshare segment notes in our Timeshare segment results because financing sales are an integral part of that segment’s business. Additionally, we allocate other gains and losses, equity in earnings or losses from our joint ventures, divisional general, administrative, and other expenses, and income or losses attributable to noncontrolling interests to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

We aggregate the brands presented within our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment and our organizational and management reporting structure.

Revenues

	Twelve Weeks Ended
($ in millions)	March 27, 2009	March 21, 2008
North American Full-Service Segment	$1,166	$1,307
North American Limited-Service Segment	441	488
International Segment	247	352
Luxury Segment	351	387
Timeshare Segment	277	402

Total segment revenues	2,482	2,936
Other unallocated corporate	13	11

	$2,495	$2,947

Income from Continuing Operations Attributable to Marriott

	Twelve Weeks Ended
($ in millions)	March 27, 2009	March 21, 2008
North American Full-Service Segment	$69	$95
North American Limited-Service Segment	33	86
International Segment	37	64
Luxury Segment	(22)	26
Timeshare Segment	(17)	4

Total segment financial results	100	275
Other unallocated corporate	(24)	(48)
Interest expense, interest income, and provision for loan losses	(65)	(29)
Income taxes	(34)	(76)

	$(23)	$122

Net Losses Attributable to Noncontrolling Interests

	Twelve Weeks Ended
($ in millions)	March 27, 2009	March 21, 2008
Timeshare Segment	$3	$2

Total segment net losses attributable to noncontrolling interests	3	2
Provision for income taxes	(1)	(1)

	$2	$1

Equity in (Losses) Earnings of Equity Method Investees

	Twelve Weeks Ended
($ in millions)	March 27, 2009	March 21, 2008
North American Limited-Service Segment	$(3)	$—
International Segment	—	7
Luxury Segment	(30)	—
Timeshare Segment	(1)	5

Total segment equity in (losses) earnings	(34)	12
Other unallocated corporate	—	15

	$(34)	$27

Assets

	At Period End
($ in millions)	March 27, 2009	January 2, 2009
North American Full-Service Segment	$1,224	$1,287
North American Limited-Service Segment	480	467
International Segment	853	832
Luxury Segment	630	715
Timeshare Segment	3,455	3,636

Total segment assets	6,642	6,937
Other unallocated corporate	2,062	1,966

	$8,704	$8,903

We estimate that, for the 20-year period from 2009 through 2028, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $3.4 billion.

17.	Restructuring Costs and Other Charges

During the latter part of 2008, we experienced a significant decline in demand for hotel rooms both domestically and internationally as a result, in part, of the recent failures and near failures of a number of large financial service companies in the fourth quarter of 2008 and the dramatic downturn in the economy. Our capital intensive Timeshare business was also hurt both domestically and internationally by the downturn in market conditions and particularly the significant deterioration in the credit markets, which resulted in our decision not to complete a note sale in the fourth quarter of 2008 (although we did complete a note sale in the first quarter of 2009). These declines resulted in reduced management and franchise fees, cancellation of development projects, reduced timeshare contract sales, and anticipated losses under guarantees and loans. In the fourth quarter of 2008, we put certain company-wide cost-saving measures in place in response to these declines, with individual company segments and corporate departments implementing further cost saving measures. Upper-level management responsible for the Timeshare segment, hotel operations, development, and above-property level management of the various corporate departments and brand teams individually led these decentralized management initiatives. The various initiatives resulted in aggregate restructuring costs of $55 million that we recorded in the fourth quarter of 2008. We also recorded $137 million of other charges in the 2008 fourth quarter. For information regarding the fourth quarter 2008 charges, see Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K.

Restructuring Costs

As part of the restructuring actions we began in the fourth quarter of 2008, we initiated further cost savings measures in the 2009 first quarter associated with our Timeshare segment, hotel development, above-property level management, and corporate overhead that resulted in additional restructuring costs of $2 million in the first quarter of 2009. These first quarter restructuring costs primarily reflected severance costs related to the reduction of 105 employees (the majority of whom were terminated by March 27, 2009). Of the $2 million of severance costs recorded in the 2009 first quarter, $1 million reflected a portion of the $3 million to $4 million in costs that, as disclosed in our 2008 Form 10-K, we expected to incur in 2009 and $1 million reflected incremental costs that we incurred as a result of further cost savings measures we implemented in the first quarter of 2009.

As part of the restructuring efforts in our Timeshare segment, we reduced and consolidated sales channels in the United States and closed down certain operations in Europe in the fourth quarter of 2008. We recorded Timeshare restructuring costs of $28 million in the 2008 fourth quarter. We recorded further Timeshare restructuring costs in the 2009 first quarter of $1 million in severance costs. In connection with these initiatives, we expect to incur an additional $5 million to $8 million related to severance and fringe benefits and $3 million to $5 million related to ceasing use of additional noncancelable leases in 2009. We expect to complete this restructuring by year-end 2009.

As part of the hotel development restructuring efforts across several of our Lodging segments in the fourth quarter of 2008, we discontinued certain development projects that required our investment. We recorded restructuring costs in the 2008 fourth quarter of $24 million. We recorded further hotel development restructuring costs in the 2009 first quarter of $1 million for severance and fringe benefit costs. In connection with these initiatives, we expect to incur an additional $1 million related to severance and fringe benefits. We expect to complete this restructuring by year-end 2009.

We also implemented restructuring initiatives by reducing above property-level lodging management personnel and corporate overhead. We incurred 2008 fourth quarter restructuring costs of $3 million primarily reflecting severance and fringe benefit costs. In connection with these initiatives, we expect to incur an additional $2 million to $4 million related to severance and fringe benefits in 2009. We expect to complete this restructuring by year-end 2009.

Other Charges

We also incurred $127 million of other charges in the first quarter of 2009 as detailed in the following paragraphs.

Security Deposit and Joint Venture Asset Impairments

We sometimes issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. As a result of the continued downturn in the economy, certain hotels have experienced significant declines in profitability and accordingly, may experience cash flow shortfalls. In the fourth quarter of 2008, we concluded based on cash flow projections that we would fund certain cash flow shortfalls in two portfolios of hotels in order to prevent draws against the related security deposits and the potential conversion of the related management contracts to franchise agreements, even though the related guarantees had expired. We did not deem these fundings to be fully recoverable and recorded a corresponding charge of $16 million for the amount we expected to fund but not recover. However, in the first quarter of 2009 we decided not to continue funding, as the expected incremental funding levels had increased to unacceptable levels.

As a result of the Company’s decisions to stop funding these cash flow shortfalls and based on our internal analysis of expected future discounted cash flows, we determined that we may not recover two security deposits totaling $49 million. We used Level 3 inputs for our discounted cash flows analysis in accordance with FAS No. 157. Our assumptions included property level proformas, growth rates, and inflation. We recorded an impairment charge of $49 million to fully reserve these security deposits in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income. In the 2009 first quarter, we applied the remaining $11 million of the $16 million liability established in the fourth quarter of 2008 against this impairment. In the tables that follow, see the “Impairment of investments and other” caption, which includes the $49 million impairment charge, and the “Reserves for expected fundings” caption, which includes the $11 million reduction in the liability.

We expect that one project in development, in which the Company has a joint venture investment, will generate lower operating results than we had previously anticipated due to the continued downturn in the economy, and have concluded that it is highly unlikely that we will receive a return on or of our investment without first fully funding potentially significant incremental capital, which we are not inclined to do. As a result, based on our internal analysis of expected discounted future cash flows using Level 3 inputs in accordance with FAS No. 157, we determined that our investment in that joint venture was fully impaired. The Level 3 inputs we used in our analysis were based on assumptions regarding property level proformas, fundings of debt service obligations, growth rates, and inflation. We recorded an impairment charge of $30 million in the 2009 first quarter in the “Equity in (losses) earnings” caption in our Condensed Consolidated Statements of Income. See the “Impairment of investments and other” caption in the tables that follow that includes this charge.

Reserves for Loan Losses

From time to time, we advance loans to owners of properties that we manage. As a result of the continued downturn in the economy, certain hotels have experienced significant declines in profitability and the owners may not be able to meet debt service obligations to us or, in some cases, to third-party lending institutions. In the first quarter of 2009, we determined that two loans made by us may not be repaid. Due to the expected loan losses, we fully reserved these loans and recorded a charge of $42 million in the first quarter of 2009 in the “Provision for loan losses” caption in our Condensed Consolidated Statements of Income. See the “Reserves for loan losses” caption in the tables that follow, which includes this provision.

Timeshare Residual Interests Valuation

The fair market value of our residual interests in timeshare notes sold declined in the first quarter of 2009 primarily due to an increase in the market rate of interest at which we discount future cash flows to estimate the fair market value of the retained interests. The increase in the market rate of interest reflects an increase in defaults caused by the continued deteriorating economic conditions. As a result of this change, we recorded an $11 million charge in the 2009 first quarter. Furthermore, one previously securitized loan pool reached a performance trigger as a result of increased defaults in March 2009, which effectively redirected the excess spread we typically receive each month to accelerate returns to investors. As a result, we recorded a $2 million charge relating to reduced and delayed expected cash flows from that pool, further reducing the fair value of our residual interest. We recorded both charges in the “Timeshare sales and services” caption in our Condensed Consolidated Statements of Income. See the “Residual interests valuation” caption in the tables that follow, which includes this charge. The $13 million charge in the 2009 first quarter is reflected in Footnote No. 6, “Fair Value Measurements,” in the Level 3 assets and liabilities rollforward table on the “Included in earnings” line and is partially offset by other changes in the underlying assumptions that impact the fair value of the residual interests.

Four other previously securitized pools are close to hitting performance triggers and, if all four pools were to do so in the second quarter of 2009, we would expect to further reduce our expected cash flow in 2009 by $10 million to $11 million and we would record additional charges of $8 million to $9 million.

Timeshare Contract Cancellation Allowances

Our financial statements reflect net contract cancellation allowances of $4 million recorded in the first quarter of 2009, in anticipation that a portion of contract revenue and costs previously recorded for certain projects under the percentage-of-completion method will not be realized due to contract cancellations prior to closing. We have an equity method investment in one of these projects, and accordingly, we reflected $1 million of the $4 million in the “Equity in (losses) earnings” caption in our Condensed Consolidated Statements of Income. The remaining net $3 million of contract cancellation allowances consisted of a reduction in revenue, net of adjustments to product costs and other direct costs and was recorded in Timeshare sales and services revenue, net of direct costs. See the “Contract cancellation allowances” caption in the tables that follow, which includes this net allowance.

Summary of Restructuring Costs and Other Charges

The following table is a summary of the restructuring costs and other charges we recorded in and through the first quarter of 2009, as well as our remaining liability at the end of the first quarter of 2009:

($ in millions)	Restructuring Costs and Other Charges Liability at January 2, 2009	Total Charge (Reversal) in the 2009 First Quarter (1)	Cash Payments in the 2009 First Quarter	Restructuring Costs and Other Charges Liability at March 27, 2009	Total Cumulative Restructuring Costs through the 2009 First Quarter (2)
Severance-Timeshare	$11	$1	$9	$3	$15
Facilities exit costs-Timeshare	5	—	1	4	5
Development cancellations-Timeshare	—	—	—	—	9

Total restructuring costs-Timeshare	16	1	10	7	29

Severance-hotel development	2	1	1	2	3
Development cancellations-hotel development	—	—	—	—	22

Total restructuring costs-hotel development	2	1	1	2	25

Severance-above property-level management	2	—	—	2	3

Total restructuring costs-above property- level management	2	—	—	2	3

Total restructuring costs	20	2	11	11	$57

Impairment of investments and other	—	79	—	—
Reserves for expected fundings	16	(11)	4	1
Reserves for loan losses	—	42	—	—
Residual interests valuation	—	13	—	—
Contract cancellation allowances	—	4	—	—

Total other charges	16	127	4	1

Total restructuring costs and other charges	$36	$129	$15	$12

(1)	Reflects $138 million of non-cash other charges, which exclude the $11 million reversal of reserves for expected fundings.
(2)	Includes charges recorded in the 2008 fourth quarter and the 2009 first quarter.

The following tables provide further detail on the restructuring costs and other charges incurred in the first quarter of 2009 and cumulative restructuring costs incurred through the first quarter of 2009, including a breakdown of these charges by segment:

First Quarter 2009 and Cumulative

Operating Income Impact

($ in millions)	North American Full-Service Segment	North American Limited- Service Segment	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Restructuring Costs-First Quarter 2009:
Severance	$—	$—	$—	$1	$1	$2

Total restructuring costs-first quarter 2009	$—	$—	$—	$1	$1	$2

Restructuring Costs-Cumulative through First Quarter 2009(1):
Severance	$—	$—	$1	$15	$5	$21
Facilities exit costs	—	—	—	5	—	5
Development cancellations	—	—	—	9	22	31

Total restructuring costs-cumulative through first quarter 2009	$—	$—	$1	$29	$27	$57

Other Charges-First Quarter 2009:
Impairment of investments and other	$7	$42	$—	$—	$—	$49
Reversal of charges related to expected fundings	—	(11)	—	—	—	(11)
Residual interests valuation	—	—	—	13	—	13
Contract cancellation allowances	—	—	—	3	—	3

Total other charges-first quarter 2009	$7	$31	$—	$16	$—	$54

(1)	Includes charges recorded in the 2008 fourth quarter and the 2009 first quarter.

First Quarter 2009 Non-Operating

Impact

($ in millions)	Provision for Loan Losses	Equity in Earnings	Total
Impairment of investments-Luxury segment	$—	$30	$30
Reserves for loan losses (1)	42	—	42
Contract cancellations allowances-Timeshare segment	—	1	1

Total	$42	$31	$73

(1)	Includes $13 million loan loss provision recorded in the Limited-Service segment and $29 million loan loss provision recorded in the Luxury segment.

The following table provides further detail on restructuring costs we expect to incur in 2009, including a breakdown by segment:

Second Quarter to Fourth Quarter

2009 Expected Operating Income

Impact

($ in millions)	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Severance	$1	$5-8	$2-4	$8-13
Facilities exit costs	—	3-5	—	3-5
Development cancellations	—	—	—	—

Total restructuring costs	$1	$8-13	$2-4	$11-18

18.	Variable Interest Entities

In accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), we analyze our variable interests including loans, guarantees, and equity investments, to determine if the entity that is party to the variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and financial agreements. We also use our quantitative and qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.

We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets fractional ownership and residential interests, and we consolidate the entity because we are the primary beneficiary. The loan we provided to the entity replaced the original senior loan, and at March 27, 2009, had a principal balance of $72 million and an accrued interest balance of $18 million. The variable interest entity uses the loan facility to fund its net cash flow. The loan’s outstanding principal balance increased by $4 million compared to the quarter ended January 2, 2009. At March 27, 2009, the carrying amount of consolidated assets included within our Condensed Consolidated Balance Sheet that are collateral for the variable interest entity’s obligations totaled $104 million and comprised $102 million of real estate held for development, property, equipment, and other assets and $2 million of cash. Further, at March 27, 2009, the carrying amount of the consolidated liabilities and noncontrolling interests included within our Condensed Consolidated Balance Sheet for this variable interest entity totaled $18 million and $9 million, respectively. The creditors of this entity do not have general recourse to our credit.

Our Timeshare segment uses several special purpose entities to maintain ownership of real estate in certain jurisdictions in order to facilitate sales within the Asia Pacific Points Club. Although we have no equity ownership in the Club itself, we absorb the variability in the assets of the Club to the extent that inventory has not been sold to the ultimate Club member. We determined that we were the primary beneficiary of these entities based upon the proportion of variability that we absorb compared to Club members. At March 27, 2009, the carrying amount of inventory associated with these variable interest entities was $76 million. The creditors of these special purpose entities do not have general recourse to our credit.

In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions,” in our 2007 Form 10-K, we manage certain hotels on behalf of four tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At the end of the 2009 first quarter, the number of hotels totaled 14. The entities have minimal equity and minimal assets comprised of hotel working capital. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from their guarantees in connection with these properties. The terms of the trust require that the cash flows for the four tenant entities be pooled for purposes of making rent payments and determining cash flow shortfalls. At the end of the 2009 first quarter, the trust account held approximately $22 million. The tenant entities are variable interest entities because the holder of the equity investment risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not bear the majority of the expected losses. We are secondarily liable (after exhaustion of funds from the trust account) for rent payments for eight of the 14 hotels in the event that there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these eight hotels totaled approximately $80 million. In addition, we are also secondarily liable for rent payments of up to an aggregate cap of $33 million for the six other hotels in the event that there are cash flow shortfalls.

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

BUSINESS AND OVERVIEW

The deepening economic recession, the global credit crisis, and eroding consumer confidence all contributed to a difficult business environment in the first quarter of 2009. Lodging demand in the United States, as well as internationally, remained soft throughout the first quarter of 2009, as a result of slowing economic growth while hotel room supply increased in several markets. Demand for our luxury properties remained particularly weak. We experienced continued weakness associated with both leisure and business transient demand. Late in the quarter, new group meeting demand continued to be very weak, and while group meeting cancellations moderated somewhat, we continued to experience significant attrition rates from expected attendance at meetings.

We currently have over 115,000 rooms in our lodging development pipeline. During the first quarter of 2009, we opened 8,814 rooms (gross), which included 297 residential units. Approximately 9 percent of these rooms were conversions from competitor brands and 37 percent of the new rooms were located outside the United States. For the full 2009 fiscal year, we expect to open approximately 30,000 rooms (gross), not including residential units or timeshare units.

Demand for timeshare intervals also remained soft in the first quarter of 2009, reflecting weak consumer confidence. Demand for Ritz-Carlton fractional and residential units was particularly weak. Since the sale of timeshare and fractional intervals and condominiums follows the percentage-of-completion accounting method, soft demand frequently is not reflected in our Timeshare segment results until later accounting periods. Intentional and unintentional construction delays could also reduce nearer-term Timeshare segment results as percentage-of-completion revenue recognition may correspondingly be delayed as well.

Responding to the challenging demand environment for hotel rooms, we continue to deploy a range of new sales promotions with a focus on leisure and group business opportunities to increase property-level revenue. These promotions are designed both to reward and retain loyal customers and to attract new guests. In response to increased hesitancy to finalize group bookings, we have also implemented sales associate and customer incentives to close on business. As more customers use social media, we have also found new ways to connect, communicating with our customers on YouTube, Twitter, Facebook, and through our blog “Marriott on the Move.” We also continue to enhance our Marriott Rewards loyalty program offerings and specifically and strategically market to this large and growing customer base. As a result, most of our brands continue to gain market share on a global basis.

Properties in our system have instituted very tight cost controls. Given this slower demand environment, we continue to work aggressively to reduce costs and enhance property-level house profit margins by modifying menus and restaurant hours, reviewing and adjusting room amenities, cross-training personnel, utilizing personnel at multiple properties where feasible, eliminating certain positions, and not filling some vacant positions. We have also reduced above-property costs by scaling back systems, processing, and support areas that are allocated to the hotels. We have also not filled or eliminated certain above-property positions, and have encouraged, or, where legally permitted, required employees to use their vacation time accrued during the 2009 fiscal year. Additionally, we canceled certain hotel development projects in 2008. For our Timeshare segment, we slowed or canceled some development projects and closed less efficient timeshare sales offices in 2008. We also increased marketing efforts and purchase incentives and eliminated or did not fill certain positions in 2008 and first quarter of 2009. For additional information on our company-wide restructuring efforts, see our “Restructuring Costs and Other Charges” caption later in this section.

Our lodging business model involves managing and franchising hotels, rather than owning them. At March 27, 2009, 48 percent of the hotel rooms in our system were operated under management agreements, 50 percent were operated under franchise agreements, and 2 percent were owned or leased by us. Our emphasis on management contracts and franchising tends to provide more stable earnings in periods of economic softness while continued unit expansion, reflecting properties added to our system, generates ongoing growth. With long-term management and franchise agreements, this strategy has allowed substantial growth while reducing financial leverage and risk in a cyclical industry. Additionally, we increase our financial flexibility by reducing our capital investments and adopting a strategy of recycling those investments we do make.

We calculate RevPAR (revenue per available room) by dividing room sales for comparable properties by room nights available to guests for the period. We consider RevPAR to be a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues. References to RevPAR throughout this report are in constant dollars, unless otherwise noted.

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

For our North American comparable company-operated properties, RevPAR decreased by 18.0 percent in the first quarter of 2009, compared to the year-ago quarter, reflecting weakness in most markets. Our 2009 fiscal first quarter began on January 3, 2009, while the prior year’s first quarter included the New Year’s holiday. For North American hotels, the first quarter of 2008 included the negative impact of the week preceding Easter, while, for 2009, the week preceding Easter was in the second quarter. If RevPAR for the 2009 first quarter was calculated for the twelve weeks beginning on December 27, 2008, RevPAR would have declined by an average of 21.0 percent for our North American comparable company-operated properties. For our comparable managed properties outside North America, first quarter 2009 RevPAR also decreased versus the prior year period particularly in China, Central and Southeast Asia, and Europe.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks ended March 27, 2009, compared to the twelve weeks ended March 21, 2008. Including residential products, we opened 234 properties (36,275 rooms) while 26 properties (4,901 rooms) exited the system since the first quarter of 2008.

Revenues

Revenues decreased by $452 million (15 percent) to $2,495 million in the first quarter of 2009 from $2,947 million in the first quarter of 2008, as a result of lower: cost reimbursements revenue ($223 million); Timeshare sales and service revenue ($117 million); owned, leased, corporate housing, and other revenue ($50 million); incentive management fees ($31 million (comprised of $22 million for North America and $9 million outside of North America)); base management fees ($23 million (comprised of $14 million for North America and $9 million outside of North America)); and franchise fees ($8 million).

The decrease in Timeshare sales and services revenue, to $209 million in the 2009 first quarter, from $326 million in the 2008 first quarter, primarily reflected lower demand for timeshare interval and residential projects and lower services revenue. Favorable reportability from projects that became reportable subsequent to the 2008 first quarter partially offset this decrease.

The decrease in owned, leased, corporate housing, and other revenue, to $220 million in the 2009 quarter, from $270 million in the 2008 first quarter, largely reflected $49 million of lower revenue for owned and leased properties, $2 million of lower hotel agreement termination fees, and nearly flat branding fees associated with both affinity card endorsements and the sale of branded residential real estate (totaling $14 million and $13 million in the first quarters of 2009 and 2008, respectively). The decrease in owned and leased revenue primarily reflected RevPAR declines associated with weak lodging demand.

The decrease in incentive management fees, to $43 million in the 2009 first quarter from $74 million in the 2008 first quarter, reflected lower property-level revenue, associated with weak demand and resulting lower property-level operating income and margins in the first quarter of 2009 compared to the first quarter of 2008. The decreases in base management fees, to $125 million in the 2009 first quarter from $148 million in the 2008 first quarter, and franchise fees, to $88 million in the 2009 first quarter from $96 million in the 2008 first quarter, reflected RevPAR declines driven by weaker demand, partially offset by the impact of unit growth across the system.

Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. This revenue and related expense has no impact on either our operating income or net income attributable to us, because we record cost reimbursements based upon the costs incurred with no added markup. The decrease in cost reimbursements revenue, to $1,810 million in the 2009 first quarter from $2,033 million in the 2008 first quarter, reflected lower property-level costs, in response to weaker demand and cost controls, partially offset by the impact of growth across the system. We added 18 managed properties (7,038 rooms) and 176 franchised properties (22,006 rooms) to our system since the end of the 2008 first quarter, net of properties exiting the system.

Restructuring Costs and Other Charges

During the latter part of 2008, we experienced a significant decline in demand for hotel rooms both domestically and internationally as a result, in part, of the recent failures and near failures of a number of large financial service companies in the fourth quarter of 2008 and the dramatic downturn in the economy. Our capital intensive Timeshare business was also hurt both domestically and internationally by the downturn in market conditions and particularly the significant deterioration in the credit markets, which resulted in our decision not to complete a note sale in the fourth quarter of 2008 (although we did complete a note sale in the first quarter of 2009). These declines resulted in reduced management and franchise fees, cancellation of development projects, reduced timeshare contract sales, and anticipated losses under guarantees and loans. In the fourth quarter of 2008, we put certain company-wide cost-saving measures in place in response to these declines, with individual company segments and corporate departments implementing further cost saving measures. Upper-level management responsible for the Timeshare segment, hotel operations, development, and above-property level management of the various corporate departments and brand teams individually led these decentralized management initiatives. The various initiatives resulted in aggregate restructuring costs of $55 million that we recorded in the fourth quarter of 2008. We also recorded $137 million of other charges in the 2008 fourth quarter. For information regarding the fourth quarter 2008 charges, see Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K.

Restructuring Costs

As part of the restructuring actions we began in the fourth quarter of 2008, we initiated further cost savings measures in the 2009 first quarter associated with our Timeshare segment, hotel development, above-property level management, and corporate overhead that resulted in additional restructuring costs of $2 million in the first quarter of 2009. These first quarter restructuring costs primarily reflected severance costs related to the reduction of 105 employees (the majority of whom were terminated by March 27, 2009). Of the $2 million of severance costs recorded in the 2009 first quarter, $1 million reflected a portion of the $3 million to $4 million in costs that, as disclosed in our 2008 Form 10-K, we expected to incur in 2009 and $1 million reflected incremental costs that we incurred as a result of further cost savings measures we implemented in the first quarter of 2009.

As part of the restructuring efforts in our Timeshare segment, we reduced and consolidated sales channels in the United States and closed down certain operations in Europe in the fourth quarter of 2008. We recorded Timeshare restructuring costs of $28 million in the 2008 fourth quarter. We recorded further Timeshare restructuring costs in the 2009 first quarter of $1 million in severance costs. In connection with these initiatives, we expect to incur an additional $5 million to $8 million related to severance and fringe benefits and $3 million to $5 million related to ceasing use of additional noncancelable leases in 2009. We expect to complete this restructuring by year-end 2009. We are projecting $60 million to $70 million ($39 million to $45 million after-tax) of annual cost savings as of the beginning of 2009 as a result of the restructuring, of which $11 million ($7 million after-tax) has already been realized. These savings will likely be reflected in the “Timeshare-direct” and the “General, administrative, and other expenses” captions in our Condensed Consolidated Statements of Income.

As part of the hotel development restructuring efforts across several of our Lodging segments in the fourth quarter of 2008, we discontinued certain development projects that required our investment. We recorded restructuring costs in the 2008 fourth quarter of $24 million. We recorded further hotel development restructuring costs in the 2009 first quarter of $1 million for severance and fringe benefit costs. In connection with these initiatives, we expect to incur an additional $1 million related to severance and fringe benefits. We expect to complete this restructuring by year-end 2009. We are projecting $5 million to $6 million ($3 million to $4 million after-tax) of annual cost savings as of the beginning of 2009 as a result of the restructuring, of which $1 million ($1 million after-tax) has already been realized. These savings will likely be reflected in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income.

We also implemented restructuring initiatives by reducing above property-level lodging management personnel and corporate overhead. We incurred 2008 fourth quarter restructuring costs of $3 million primarily reflecting severance and fringe benefit costs. In connection with these initiatives, we expect to incur an additional $2 million to $4 million related to severance and fringe benefits in 2009. We expect to complete this restructuring by year-end 2009. We are projecting up to $4 million ($3 million after-tax) of annual cost savings as of the beginning of 2009 as a result of the restructuring, of which $1 million ($1 million after-tax) has already been realized. These savings will likely be reflected in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income.

Other Charges

We also incurred $127 million of other charges in the first quarter of 2009 as detailed in the following paragraphs.

Security Deposit and Joint Venture Asset Impairments

We sometimes issue guarantees to lenders and other third parties in connection with financing transactions and other obligations. As a result of the continued downturn in the economy, certain hotels have experienced significant declines in profitability and accordingly, may experience cash flow shortfalls. In the fourth quarter of 2008, we concluded based on cash flow projections that we would fund certain cash flow shortfalls in two portfolios of hotels in order to prevent draws against the related security deposits and the potential conversion of the related management contracts to franchise agreements, even though the related guarantees had expired. We did not deem these fundings to be fully recoverable and recorded a corresponding charge of $16 million for the amount we expected to fund but not recover. However, in the first quarter of 2009 we decided not to continue funding, as the expected incremental funding levels had increased to unacceptable levels.

As a result of the Company’s decisions to stop funding these cash flow shortfalls and based on our internal analysis of expected future discounted cash flows, we determined that we may not recover two security deposits totaling $49 million. We used Level 3 inputs for our discounted cash flows analysis in accordance with FAS No. 157. Our assumptions included property level proformas, growth rates, and inflation. We recorded an impairment charge of $49 million to fully reserve these security deposits in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income. In the 2009 first quarter, we applied the remaining $11 million of the $16 million liability established in the fourth quarter of 2008 against this impairment. In the tables that follow, see the “Impairment of investments and other” caption, which includes the $49 million impairment charge, and the “Reserves for expected fundings” caption, which includes the $11 million reduction in the liability.

We expect that one project in development, in which the Company has a joint venture investment, will generate lower operating results than we had previously anticipated due to the continued downturn in the economy, and have concluded that it is highly unlikely that we will receive a return on or of our investment without first fully funding potentially significant incremental capital, which we are not inclined to do. As a result, based on our internal analysis of expected discounted future cash flows using Level 3 inputs in accordance with FAS No. 157, we determined that our investment in that joint venture was fully impaired. The Level 3 inputs we used in our analysis were based on assumptions regarding property level proformas, fundings of debt service obligations, growth rates, and inflation. We recorded an impairment charge of $30 million in the 2009 first quarter in the “Equity in (losses) earnings” caption in our Condensed Consolidated Statements of Income. See the “Impairment of investments and other” caption in the tables that follow that includes this charge.

Reserves for Loan Losses

From time to time, we advance loans to owners of properties that we manage. As a result of the continued downturn in the economy, certain hotels have experienced significant declines in profitability and the owners may not be able to meet debt service obligations to us or, in some cases, to third-party lending institutions. In the first quarter of 2009, we determined that two loans made by us may not be repaid. Due to the expected loan losses, we fully reserved these loans and recorded a charge of

$42 million in the first quarter of 2009 in the “Provision for loan losses” caption in our Condensed Consolidated Statements of Income. See the “Reserves for loan losses” caption in the tables that follow, which includes this provision.

Timeshare Residual Interests Valuation

The fair market value of our residual interests in timeshare notes sold declined in the first quarter of 2009 primarily due to an increase in the market rate of interest at which we discount future cash flows to estimate the fair market value of the retained interests. The increase in the market rate of interest reflects an increase in defaults caused by the continued deteriorating economic conditions. As a result of this change, we recorded an $11 million charge in the 2009 first quarter. Furthermore, one previously securitized loan pool reached a performance trigger as a result of increased defaults in March 2009, which effectively redirected the excess spread we typically receive each month to accelerate returns to investors. As a result, we recorded a $2 million charge relating to reduced and delayed expected cash flows from that pool, further reducing the fair value of our residual interest. We recorded both charges in the “Timeshare sales and services” caption in our Condensed Consolidated Statements of Income. See the “Residual interests valuation” caption in the tables that follow, which includes this charge. The $13 million charge in the 2009 first quarter is reflected in Footnote No. 6, “Fair Value Measurements,” in the Level 3 assets and liabilities rollforward table on the “Included in earnings” line and is partially offset by other changes in the underlying assumptions that impact the fair value of the residual interests.

Four other previously securitized pools are close to hitting performance triggers and, if all four pools were to do so in the second quarter of 2009, we would expect to further reduce our expected cash flow in 2009 by $10 million to $11 million and we would record additional charges of $8 million to $9 million.

Timeshare Contract Cancellation Allowances

Our financial statements reflect net contract cancellation allowances of $4 million recorded in the first quarter of 2009, in anticipation that a portion of contract revenue and costs previously recorded for certain projects under the percentage-of-completion method will not be realized due to contract cancellations prior to closing. We have an equity method investment in one of these projects, and accordingly, we reflected $1 million of the $4 million in the “Equity in (losses) earnings” caption in our Condensed Consolidated Statements of Income. The remaining net $3 million of contract cancellation allowances consisted of a reduction in revenue, net of adjustments to product costs and other direct costs and was recorded in Timeshare sales and services revenue, net of direct costs. See the “Contract cancellation allowances” caption in the tables that follow, which includes this net allowance.

Summary of Restructuring Costs and Other Charges

The following table is a summary of the restructuring costs and other charges we recorded in and through the first quarter of 2009, as well as our remaining liability at the end of the first quarter of 2009:

($ in millions)	Restructuring Costs and Other Charges Liability at January 2, 2009	Total Charge (Reversal) in the 2009 First Quarter(1)	Cash Payments in the 2009 First Quarter	Restructuring Costs and Other Charges Liability at March 27, 2009	Total Cumulative Restructuring Costs through the 2009 First Quarter(2)
Severance-Timeshare	$11	$1	$9	$3	$15
Facilities exit costs-Timeshare	5	—	1	4	5
Development cancellations-Timeshare	—	—	—	—	9

Total restructuring costs-Timeshare	16	1	10	7	29

Severance-hotel development	2	1	1	2	3
Development cancellations-hotel development	—	—	—	—	22

Total restructuring costs-hotel development	2	1	1	2	25

Severance-above property-level management	2	—	—	2	3

Total restructuring costs-above property- level management	2	—	—	2	3

Total restructuring costs	20	2	11	11	$57

Impairment of investments and other	—	79	—	—
Reserves for expected fundings	16	(11)	4	1
Reserves for loan losses	—	42	—	—
Residual interests valuation	—	13	—	—
Contract cancellation allowances	—	4	—	—

Total other charges	16	127	4	1

Total restructuring costs and other charges	$36	$129	$15	$12

(1)	Reflects $138 million of non-cash other charges, which exclude the $11 million reversal of reserves for expected fundings.
(2)	Includes charges recorded in the 2008 fourth quarter and the 2009 first quarter.

The following tables provide further detail on the restructuring costs and other charges incurred in the first quarter of 2009 and cumulative restructuring costs incurred through the first quarter of 2009, including a breakdown of these charges by segment:

First Quarter 2009 and Cumulative

Operating Income Impact

($ in millions)	North American Full-Service Segment	North American Limited- Service Segment	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Restructuring Costs-First Quarter 2009:
Severance	$—	$—	$—	$1	$1	$2

Total restructuring costs-first quarter 2009	$—	$—	$—	$1	$1	$2

Restructuring Costs-Cumulative through First Quarter 2009(1):
Severance	$—	$—	$1	$15	$5	$21
Facilities exit costs	—	—	—	5	—	5
Development cancellations	—	—	—	9	22	31

Total restructuring costs-cumulative through first quarter 2009	$—	$—	$1	$29	$27	$57

Other Charges-First Quarter 2009:
Impairment of investments and other	$7	$42	$—	$—	$—	$49
Reversal of charges related to expected fundings	—	(11)	—	—	—	(11)
Residual interests valuation	—	—	—	13	—	13
Contract cancellation allowances	—	—	—	3	—	3

Total other charges-first quarter 2009	$7	$31	$—	$16	$—	$54

(1)	Includes charges recorded in the 2008 fourth quarter and the 2009 first quarter.

First Quarter 2009 Non-Operating

Impact

($ in millions)	Provision for Loan Losses	Equity in Earnings	Total
Impairment of investments-Luxury segment	$—	$30	$30
Reserves for loan losses (1)	42	—	42
Contract cancellations allowances-Timeshare segment	—	1	1

Total	$42	$31	$73

(1)	Includes $13 million loan loss provision recorded in the Limited-Service segment and $29 million loan loss provision recorded in the Luxury segment.

The following table provides further detail on restructuring costs we expect to incur in 2009, including a breakdown by segment:

Second Quarter to Fourth Quarter

2009 Expected Operating Income

Impact

($ in millions)	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Severance	$1	$5-8	$2-4	$8-13
Facilities exit costs	—	3-5	—	3-5
Development cancellations	—	—	—	—

Total restructuring costs	$1	$8-13	$2-4	$11-18

Operating Income

Operating income decreased by $113 million (58 percent) to $82 million in the 2009 first quarter from $195 million in the first quarter of 2008. The decrease in operating income reflected a decrease in combined base management and franchise fees of $31 million, $31 million of lower incentive management fees, $24 million of lower Timeshare sales and services revenue net of direct expenses, $13 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, a $12 million increase in general, administrative, and other expenses, and $2 million of restructuring costs.

The reasons for the decrease of $31 million in incentive management fees as well as the decrease of $31 million in combined base management and franchise fees as compared to the year-ago quarter are noted in the preceding “Revenues” section.

Timeshare sales and services revenue net of direct expenses in the first quarter of 2009 totaled a loss of $11 million. The decline of $24 million (185 percent) from the year-ago quarter primarily reflected $11 million of lower financing revenue net of financing expenses, $5 million of lower development revenue, net of product costs and marketing and selling costs, $4 million of lower reacquired and resales revenue net of expenses, and $3 million of lower services revenue net of expenses. Lower development revenue, net of product costs and marketing and selling costs, primarily reflected lower demand for timeshare interval and residential products, partially offset by favorable reportability for several projects that reached revenue recognition reportability thresholds subsequent to the first quarter of 2008. Lower financing revenue net of financing expenses reflected an adjustment to the fair market value of residual interests. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information regarding our Timeshare segment.

The $13 million (50 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $12 million of lower revenue and property-level margins associated with weaker demand at owned and leased properties, $2 million of lower termination fees, and nearly flat branding fees associated both with affinity card endorsements and the sale of branded residential real estate.

General, administrative, and other expenses increased by $12 million (7 percent) to $174 million in the first quarter of 2009 from $162 million in the first quarter of 2008. This increase reflected the following items: $49 million of impairment charges related to two security deposits that we deemed unrecoverable in the first quarter of 2009 due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by an $11 million reversal of the 2008 accrual for the funding of those cash flow shortfalls; and $4 million of bad debt expense on an accounts receivable balance and start-up costs related to a new brand. The unfavorable impact from these items was partially offset by $33 million of decreased expenses primarily due to cost savings generated from the restructuring efforts initiated in 2008 and lower incentive compensation. Additionally, the 2009 first quarter included a $5 million favorable impact associated with deferred compensation expenses, compared to an $8 million favorable impact in the year-ago quarter, both of which reflected mark-to-market valuations. Of the $12 million increase in total general, administrative, and other expenses, an increase of $29 million was attributable to our Lodging and Timeshare segments and a decrease of $17 million was unallocated.

Gains and Other Income

The table below shows our gains and other income for the twelve weeks ended March 27, 2009, and March 21, 2008:

	Twelve Weeks Ended
($ in millions)	March 27, 2009	March 21, 2008
Gain on debt extinguishment	$21	$—
Gains on sales of real estate and other	3	—
Income from cost method joint ventures	1	3

	$25	$3

The $21 million gain on debt extinguishment in the first quarter of 2009 represents the difference between the purchase price and net carrying amount of Senior Notes we repurchased. For additional information on the debt extinguishment, see the “Liquidity and Capital Resources” section later in this report.

Interest Expense

Interest expense decreased by $13 million (31 percent) to $29 million in the first quarter of 2009 compared to $42 million in the first quarter of 2008. Interest expense associated with commercial paper and our Credit Facility decreased by $5 million reflecting the repayment of our commercial paper in 2008 and increased borrowings under the Credit Facility with a lower interest rate. We also benefitted from a $6 million decrease in interest costs associated with various programs that we operate on behalf of owners (including our Marriott Rewards, gift certificates, and self-insurance programs) as a result of lower interest rates, and the maturity of our Series E Senior Notes in early 2008 and the repurchase of some of our Senior Notes across multiple series (see the “Liquidity and Capital Resources” section later in this report for additional information), which resulted in a $2 million reduction to interest expense.

Interest Income, Provision for Loan Losses, and Income Tax

Interest income, before the provision for loan losses, decreased by $5 million (45 percent) to $6 million in the first quarter of 2009, from $11 million in the first quarter of 2008, primarily reflecting $2 million of interest income collected in the first quarter of 2008 that we previously reserved and $2 million of interest income we recorded in the first quarter of 2008 related to two loans that were impaired at year-end 2008. As interest on impaired loans is recognized on a cash basis, we recognized no interest on those impaired loans in the 2009 first quarter.

The provision for loan losses increased by $44 million to $42 million in the first quarter of 2009 from a loan loss provisions reversal of $2 million in the 2008 quarter. The increase reflected a $29 million loan loss provision recorded in the first quarter of 2009 associated with one Luxury segment project and a $13 million loan loss provision associated with a North American Limited-Service segment portfolio. See the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information. The $2 million net loan loss provision reversal in the 2008 first quarter reflected the reversal of loan loss provisions totaling $5 million as two previously impaired loans were repaid to us, partially offset by a $3 million loan loss provision associated with one property.

Our tax provision decreased by $42 million (56 percent) to $33 million in the first quarter of 2009 from a tax provision of $75 million in the first quarter of 2008, reflecting lower pretax income in 2009 and $3 million in lower deferred compensation costs. The decrease was partially offset by a higher tax rate in the first quarter of 2009. The higher 2009 first quarter tax rate reflected $26 million of income tax expense primarily related to the treatment of funds received from certain foreign subsidiaries. We are contesting the issue with the IRS for tax years 2005, 2006, and 2007.

Equity in (Losses) Earnings

Equity in losses of $34 million in the first quarter of 2009 increased by $61 million from equity in earnings of $27 million in the first quarter of 2008 and primarily reflected a $30 million impairment charge in the 2009 first quarter associated with a Luxury segment joint venture investment that we determined to be fully impaired (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information). The decrease in joint venture equity earnings also reflected an unfavorable comparison to $15 million of equity earnings in the first quarter of 2008 from a joint venture, which sold portfolio assets and had significant associated gains, and $6 million of earnings in the first quarter of 2008 from another joint venture primarily reflecting insurance proceeds received by that joint venture. Further contributing to the decline were $7 million of decreased earnings from a joint venture, attributable to weak demand in 2009 for a Timeshare segment residential project in Hawaii, and $4 million of equity losses associated with a North American Limited-Service segment joint venture, which was hurt by the weak demand environment.

Net Losses Attributable to Noncontrolling Interests

Net losses attributable to noncontrolling interests increased by $1 million in the first quarter of 2009 to $2 million, compared to $1 million in the first quarter of 2008. The net losses attributable to noncontrolling interests benefit of $2 million is net of tax and reflected our partners’ share of losses totaling $3 million associated with joint ventures we consolidate net of our partners’ share of tax benefits of $1 million associated with the losses.

(Loss) Income from Continuing Operations

Compared to the prior year, loss from continuing operations increased by $146 million (121 percent) to a loss of $25 million in the first quarter of 2009 from income in the first quarter of 2008 of $121 million, loss from continuing operations attributable to Marriott increased by $145 million (119 percent) to a loss of $23 million in the first quarter of 2009 from income in the first quarter of 2008 of $122 million, and diluted losses per share from continuing operations attributable to Marriott increased by $0.39 (118 percent) to losses of $0.06 per share from earnings of $0.33 per share. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $146 million increase in loss from continuing operations compared to the prior year was due to lower equity in earnings ($61 million), a higher provision for loan losses ($44 million), lower base management and franchise fees ($31 million), lower incentive management fees ($31 million), lower Timeshare sales and services revenue net of direct expenses ($24 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($13 million), higher general, administrative, and other expenses ($12 million), lower interest income ($5 million), and restructuring costs in the 2009 first quarter ($2 million). These unfavorable variances were partially offset by lower income taxes ($42 million), higher gains and other income ($22 million), and lower interest expense ($13 million).

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

•

Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts properties worldwide (together with adjacent residential properties associated with some Ritz-Carlton hotels), as well as Edition, for which no properties are yet open; and

•

Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Club and Residences, and Grand Residences by Marriott timeshare, fractional ownership, and residential properties worldwide.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, income taxes, or indirect general, administrative, and other expenses. With the exception of the Timeshare segment, we do not allocate interest income to our segments. Because note sales are an integral part of the Timeshare segment, we include note sale gains or (losses) in our Timeshare segment results. We also include interest income associated with our Timeshare segment notes in our Timeshare segment results because financing sales are an integral part of that segment’s business. Additionally, we allocate other gains and losses, equity in earnings or losses from our joint ventures, divisional general, administrative, and other expenses, and income or losses attributable to noncontrolling interests to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

We aggregate the brands presented within our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment and our organizational and management reporting structure.

Revenues

	Twelve Weeks Ended
($ in millions)	March 27, 2009	March 21, 2008
North American Full-Service Segment	$1,166	$1,307
North American Limited-Service Segment	441	488
International Segment	247	352
Luxury Segment	351	387
Timeshare Segment	277	402

Total segment revenues	2,482	2,936
Other unallocated corporate	13	11

	$2,495	$2,947

Income from Continuing Operations Attributable to Marriott

	Twelve Weeks Ended
($ in millions)	March 27, 2009	March 21, 2008
North American Full-Service Segment	$69	$95
North American Limited-Service Segment	33	86
International Segment	37	64
Luxury Segment	(22)	26
Timeshare Segment	(17)	4

Total segment financial results	100	275
Other unallocated corporate	(24)	(48)
Interest expense, interest income, and provision for loan losses	(65)	(29)
Income taxes	(34)	(76)

	$(23)	$122

Net Losses Attributable to Noncontrolling Interests

	Twelve Weeks Ended
($ in millions)	March 27, 2009	March 21, 2008
Timeshare Segment	$3	$2

Total segment net losses attributable to noncontrolling interests	3	2
Provision for income taxes	(1)	(1)

	$2	$1

Equity in (Losses) Earnings of Equity Method Investees

	Twelve Weeks Ended
($ in millions)	March 27, 2009	March 21, 2008
North American Limited-Service Segment	$(3)	$—
International Segment	—	7
Luxury Segment	(30)	—
Timeshare Segment	(1)	5

Total segment equity in (losses) earnings	(34)	12
Other unallocated corporate	—	15

	$(34)	$27

Assets

	At Period End
($ in millions)	March 27, 2009	January 2, 2008
North American Full-Service Segment	$1,224	$1,287
North American Limited-Service Segment	480	467
International Segment	853	832
Luxury Segment	630	715
Timeshare Segment	3,455	3,636

Total segment assets	6,642	6,937
Other unallocated corporate	2,062	1,966

	$8,704	$8,903

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

We added 227 properties (35,436 rooms) and 26 properties (4,901 rooms) exited the system since the end of the 2008 first quarter, not including residential products. We also added seven residential properties (839 units) since the end of the 2008 first quarter.

Total segment financial results decreased by $175 million (64 percent) to $100 million in the first quarter of 2009 from $275 million in the first quarter of 2008, and total segment revenues decreased by $454 million to $2,482 million in the first quarter of 2009, a 15 percent decrease from revenues of $2,936 million in the first quarter of 2008. As noted earlier in this report in more detail, demand was weaker in the 2009 first quarter than the year-ago quarter. The decrease in revenues included a $223 million decrease in cost reimbursements revenue, which does not impact operating income or net income attributable to Marriott. The results, compared to the year-ago quarter, reflected $46 million of lower equity joint venture results, a $31 million (13 percent) decrease in combined base management and franchise fees to $213 million in the 2009 quarter from $244 million in the 2008 quarter, $31 million of lower incentive management fees, a decrease of $24 million in Timeshare sales and services revenue net of direct expenses, a decrease of $16 million in owned, leased, corporate housing, and other revenue net of direct expenses, $29 million of increased general, administrative, and other expenses, and $1 million of restructuring costs recorded in the first quarter of 2009. As discussed in the “Restructuring Costs and Other Charges” section these decreases included $54 million in other charges, with $38 million recorded in general, administrative, and other expenses and $16 million recorded in Timeshare sales and services revenue net of direct expenses. These unfavorable variances were partially offset by an increase of $2 million in gains and other income and a $1 million increase in net losses attributable to noncontrolling interests benefit.

The $31 million decrease in combined base management and franchise fees reflected lower demand and significantly lower RevPAR in the 2009 quarter. Compared to the first quarter of 2008, incentive management fees decreased by $31 million (42 percent) in the first quarter of 2009 and reflected lower property-level operating revenues and margins associated with weak demand, somewhat offset by property-level cost controls. In the first quarter of 2009, 25 percent of our managed properties paid incentive management fees to us versus 52 percent in the first quarter of 2008. In addition, in the first quarter of 2009, 54 percent of our incentive fees were derived from international hotels versus 43 percent in the 2008 first quarter.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased, and managed properties, for comparable North American properties decreased by 16.2 percent and RevPAR for our comparable North American company-operated properties decreased by 18.0 percent.

Systemwide RevPAR for comparable international properties decreased by 16.5 percent, and RevPAR for comparable international company-operated properties decreased by 17.0 percent. Worldwide RevPAR for comparable systemwide properties decreased by 16.2 percent (17.3 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties decreased by 17.8 percent (19.6 percent using actual dollars).

Compared to the year-ago quarter, worldwide comparable company-operated house profit margins in 2009 decreased by 340 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) decreased by 24.6 percent on a constant U.S. dollar basis reflecting the impact of very tight cost control plans in 2009 at properties in our system, more than offset by the impact of year-over-year RevPAR decreases. North American company-operated house profit margins declined by 360 basis points and HP-PAR at our North American managed properties decreased by 25.1 percent reflecting significant cost control plans at properties, more than offset by the impact of decreased demand.

Summary of Properties by Brand

We opened 53 lodging properties (8,814 rooms) during the first quarter of 2009, while four properties (477 rooms) exited the system, increasing our total properties to 3,227 (569,033 rooms) inclusive of 29 home and condominium products (2,779 units), for which we manage the related owners’ associations. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include Marriott Conference Centers and JW Marriott Hotels & Resorts. References to Renaissance Hotels & Resorts include Renaissance ClubSport, and references to Fairfield Inn include Fairfield Inn & Suites.

The table below shows properties we operated or franchised, by brand, as of March 27, 2009 (excluding 2,157 corporate housing rental units associated with our ExecuStay brand):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations

Marriott Hotels & Resorts	146	74,181	176	53,328
Marriott Conference Centers	11	3,133	—	—
JW Marriott Hotels & Resorts	11	6,736	5	1,553
Renaissance Hotels & Resorts	37	16,963	37	10,735
Renaissance ClubSport	1	174	1	175
The Ritz-Carlton	37	11,652	—	—
The Ritz-Carlton-Residential (1)	23	2,446	—	—
Courtyard	277	43,070	461	59,972
Fairfield Inn	2	855	572	50,197
SpringHill Suites	26	3,940	191	21,188
Residence Inn	135	18,774	423	47,956
TownePlace Suites	34	3,661	132	12,982
Marriott Vacation Club (2)	41	9,732	—	—
The Ritz-Carlton Club-Fractional (2)	7	339	—	—
The Ritz-Carlton Club-Residential (1), (2)	2	138	—	—
Grand Residences by Marriott-Fractional (2)	1	199	—	—
Grand Residences by Marriott-Residential (1), (2)	2	91	—	—

Non-U.S. Locations

Marriott Hotels & Resorts	124	36,056	34	9,885
JW Marriott Hotels & Resorts	25	9,428	2	371
Renaissance Hotels & Resorts	51	17,979	15	4,557
The Ritz-Carlton	34	10,477	—	—
The Ritz-Carlton-Residential (1)	1	93	—	—
The Ritz-Carlton Serviced Apartments	3	478	—	—
Bulgari Hotels & Resorts	2	117	—	—
Marriott Executive Apartments	20	3,238	1	99
Courtyard	40	8,903	43	7,319
Fairfield Inn	—	—	9	1,109
SpringHill Suites	—	—	1	124
Residence Inn	1	190	15	2,199
Marriott Vacation Club (2)	10	2,071	—	—
The Ritz-Carlton Club-Fractional (2)	3	117	—	—
The Ritz-Carlton Club-Residential (1), (2)	1	11	—	—
Grand Residences by Marriott-Fractional (2)	1	42	—	—

Total	1,109	285,284	2,118	283,749

(1)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.
(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

Total Lodging and Timeshare Products by Segment

At March 27, 2009, we operated or franchised the following properties by segment (excluding 2,157 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	318	4	322	124,744	4,558	129,302
Marriott Conference Centers	11	—	11	3,133	—	3,133
JW Marriott Hotels & Resorts	15	1	16	7,902	221	8,123
Renaissance Hotels & Resorts	74	3	77	27,698	1,034	28,732
Renaissance ClubSport	2	—	2	349	—	349

	420	8	428	163,826	5,813	169,639
North American Limited-Service Lodging Segment (1)
Courtyard	738	16	754	103,042	2,847	105,889
Fairfield Inn	574	8	582	51,052	903	51,955
SpringHill Suites	217	1	218	25,128	124	25,252
Residence Inn	558	16	574	66,730	2,389	69,119
TownePlace Suites	166	—	166	16,643	—	16,643

	2,253	41	2,294	262,595	6,263	268,858
International Lodging Segment (1)
Marriott Hotels & Resorts	4	154	158	2,765	41,383	44,148
JW Marriott Hotels & Resorts	1	26	27	387	9,578	9,965
Renaissance Hotels & Resorts	—	63	63	—	21,502	21,502
Courtyard	—	67	67	—	13,375	13,375
Fairfield Inn	—	1	1	—	206	206
Marriott Executive Apartments	—	21	21	—	3,337	3,337

	5	332	337	3,152	89,381	92,533
Luxury Lodging Segment
The Ritz-Carlton	37	34	71	11,652	10,477	22,129
Bulgari Hotels & Resorts	—	2	2	—	117	117
The Ritz-Carlton-Residential (2)	23	1	24	2,446	93	2,539
The Ritz-Carlton Serviced Apartments	—	3	3	—	478	478

	60	40	100	14,098	11,165	25,263
Timeshare Segment (3)
Marriott Vacation Club	41	10	51	9,732	2,071	11,803
The Ritz-Carlton Club-Fractional	7	3	10	339	117	456
The Ritz-Carlton Club-Residential (2)	2	1	3	138	11	149
Grand Residences by Marriott-Fractional	1	1	2	199	42	241
Grand Residences by Marriott-Residential (1), (2)	2	—	2	91	—	91

	53	15	68	10,499	2,241	12,740

Total	2,791	436	3,227	454,170	114,863	569,033

(1)	North American includes properties located in the continental United States and Canada. International includes properties located outside the continental United States and Canada.
(2)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.
(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

The following table provides additional detail, by brand, as of March 27, 2009, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	51	28
The Ritz-Carlton Club and Residences	10	8
Grand Residences by Marriott and Residences	4	4
Joint Ventures
The Ritz-Carlton Club and Residences	3	3

Total	68	43

(1)	Includes products that are in active sales as well as those that are sold out. Residential products are included once they possess a certificate of occupancy.
(2)	Products in active sales may not be ready for occupancy.

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

The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twelve weeks ended March 27, 2009, include the period from January 3, 2009, through March 27, 2009, and the statistics for the twelve weeks ended March 21, 2008, include the period from December 29, 2007, through March 21, 2008, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes the period from January 1 through the end of February).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended March 27, 2009	Change vs. 2008		Twelve Weeks Ended March 27, 2009	Change vs. 2008
Marriott Hotels & Resorts (2)
Occupancy	61.7%	-6.0	% pts.	59.7%	-5.9	% pts.
Average Daily Rate	$167.56	-7.7%		$154.31	-8.2%
RevPAR	$103.39	-15.9%		$92.14	-16.5%
Renaissance Hotels & Resorts
Occupancy	62.5%	-6.2	% pts.	60.5%	-6.0	% pts.
Average Daily Rate	$168.26	-3.8%		$153.75	-5.0%
RevPAR	$105.19	-12.5%		$92.98	-13.5%
Composite North American Full-Service (3)
Occupancy	61.8%	-6.1	% pts.	59.8%	-5.9	% pts.
Average Daily Rate	$167.68	-7.0%		$154.21	-7.7%
RevPAR	$103.70	-15.3%		$92.28	-16.0%
The Ritz-Carlton North America
Occupancy	57.0%	-13.1	% pts.	57.0%	-13.1	% pts.
Average Daily Rate	$337.03	-10.4%		$337.03	-10.4%
RevPAR	$192.13	-27.1%		$192.13	-27.1%
Composite North American Full-Service and Luxury (4)
Occupancy	61.5%	-6.5	% pts.	59.7%	-6.2	% pts.
Average Daily Rate	$178.32	-8.2%		$161.20	-8.5%
RevPAR	$109.69	-17.0%		$96.28	-17.1%
Residence Inn
Occupancy	64.6%	-7.6	% pts.	66.7%	-5.4	% pts.
Average Daily Rate	$121.72	-6.6%		$119.02	-6.3%
RevPAR	$78.58	-16.5%		$79.38	-13.4%
Courtyard
Occupancy	56.7%	-8.0	% pts.	59.1%	-5.8	% pts.
Average Daily Rate	$118.90	-10.5%		$117.15	-8.9%
RevPAR	$67.47	-21.5%		$69.18	-17.0%
Fairfield Inn
Occupancy	nm	nm		56.5%	-5.8	% pts.
Average Daily Rate	nm	nm		$87.12	-5.9%
RevPAR	nm	nm		$49.22	-14.7%
TownePlace Suites
Occupancy	57.0%	-8.0	% pts.	58.6%	-7.1	% pts.
Average Daily Rate	$85.50	-5.1%		$87.61	-4.3%
RevPAR	$48.75	-16.8%		$51.33	-14.6%
SpringHill Suites
Occupancy	56.0%	-10.3	% pts.	59.2%	-5.9	% pts.
Average Daily Rate	$107.14	-7.0%		$105.24	-5.8%
RevPAR	$59.95	-21.4%		$62.32	-14.3%
Composite North American Limited-Service (5)
Occupancy	59.0%	-8.0	% pts.	60.6%	-5.8	% pts.
Average Daily Rate	$116.86	-9.1%		$109.76	-7.2%
RevPAR	$68.90	-19.9%		$66.46	-15.3%
Composite North American (6)
Occupancy	60.4%	-7.2	% pts.	60.2%	-6.0	% pts.
Average Daily Rate	$152.38	-8.3%		$129.44	-7.9%
RevPAR	$92.05	-18.0%		$77.97	-16.2%

(1)	Statistics are for the twelve weeks ended March 27, 2009, and March 21, 2008, except for Ritz-Carlton, for which the statistics are for the two months ended February 28, 2009 and February 29, 2008.
(2)	Marriott Hotels & Resorts includes JW Marriott Hotels & Resorts.
(3)	Composite North American Full-Service statistics include Marriott Hotels & Resorts and Renaissance Hotels & Resorts properties located in the continental United States and Canada.
(4)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Ritz-Carlton.
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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Two Months Ended February 28, 2009	Change vs. 2008		Two Months Ended February 28, 2009	Change vs. 2008
Caribbean and Latin America (2)
Occupancy	69.2%	-8.6	% pts.	63.6%	-7.0	% pts.
Average Daily Rate	$207.66	-3.7%		$188.32	-4.7%
RevPAR	$143.65	-14.4%		$119.73	-14.1%
Continental Europe (2)
Occupancy	53.2%	-9.1	% pts.	52.1%	-8.8	% pts.
Average Daily Rate	$161.33	-5.9%		$161.87	-4.7%
RevPAR	$85.87	-19.6%		$84.26	-18.5%
United Kingdom (2)
Occupancy	62.9%	-5.7	% pts.	61.5%	-6.0	% pts.
Average Daily Rate	$129.53	-7.2%		$129.13	-6.9%
RevPAR	$81.45	-14.8%		$79.45	-15.2%
Middle East and Africa (2)
Occupancy	66.5%	-9.7	% pts.	66.5%	-9.7	% pts.
Average Daily Rate	$155.41	2.5%		$155.41	2.5%
RevPAR	$103.42	-10.5%		$103.42	-10.5%
Asia Pacific (2), (3)
Occupancy	58.5%	-9.7	% pts.	59.0%	-9.2	% pts.
Average Daily Rate	$132.72	-8.5%		$142.16	-6.1%
RevPAR	$77.66	-21.5%		$83.93	-18.8%
Regional Composite (4), (5)
Occupancy	60.4%	-8.4	% pts.	58.8%	-8.1	% pts.
Average Daily Rate	$156.69	-5.5%		$157.11	-4.8%
RevPAR	$94.66	-17.1%		$92.45	-16.4%
International Luxury (6)
Occupancy	56.1%	-9.0	% pts.	56.1%	-9.0	% pts.
Average Daily Rate	$341.39	-3.7%		$341.39	-3.7%
RevPAR	$191.56	-17.0%		$191.56	-17.0%
Total International (7)
Occupancy	60.0%	-8.5	% pts.	58.6%	-8.2	% pts.
Average Daily Rate	$174.87	-5.3%		$172.16	-4.8%
RevPAR	$104.85	-17.0%		$100.90	-16.5%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through the end of February. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2008 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard properties located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard.
(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts.
(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Two Months Ended February 28, 2009	Change vs. 2008		Two Months Ended February 28, 2009	Change vs. 2008
Composite Luxury (2)
Occupancy	56.6%	-11.4	% pts.	56.6%	-11.4	% pts.
Average Daily Rate	$338.85	-7.8%		$338.85	-7.8%
RevPAR	$191.89	-23.2%		$191.89	-23.2%
Total Worldwide (3)
Occupancy	60.3%	-7.5	% pts.	60.0%	-6.2	% pts.
Average Daily Rate	$157.09	-7.6%		$134.31	-7.6%
RevPAR	$94.74	-17.8%		$80.64	-16.2%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through the end of February. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2008 was on a constant dollar basis.

(2)	Composite Luxury includes worldwide properties for The Ritz-Carlton and Bulgari Hotels & Resorts.
(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the twelve weeks ended March 27, 2009, and March 21, 2008. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the two months ended February 28, 2009, and February 29, 2008.

North American Full-Service Lodging includes Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Renaissance ClubSport.

	Twelve Weeks Ended
($ in millions)	March 27, 2009	March 21, 2008	Change 2009/2008
Segment revenues	$1,166	$1,307	-11%

Segment results	$69	$95	-27%

Since the first quarter of 2008, across our North American Full-Service Lodging segment we added 11 properties (3,492 rooms) and three properties (493 rooms) left the system.

Compared to the year-ago quarter, RevPAR for comparable company-operated North American full-service properties decreased by 15.3 percent to $103.70, occupancy decreased by 6.1 percentage points to 61.8 percent, and average daily rates decreased by 7.0 percent to $167.68.

The $26 million decrease in segment results, compared to the 2008 first quarter, primarily reflected a $14 million decrease in incentive management fees, an $11 million decrease in base management and franchise fees, $3 million of higher general, administrative, and other expenses, and a $2 million decrease in owned, leased, and other revenue net of direct expenses, partially offset by a $4 million increase in gains and other income.

The $14 million decrease in incentive management fees was largely due to lower property-level revenue and margins in the first quarter of 2009 compared to the first quarter of 2008, a result of weak demand, partially offset by property-level cost controls. The $11 million decrease in base management and franchise fees was primarily driven by lower RevPAR.

The $3 million increase in general, administrative, and other expenses primarily reflected a $7 million impairment charge related to a security deposit that was deemed unrecoverable in the first quarter of 2009 (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information), partially offset by $2 million in cost reductions. Owned, leased, and other revenue, net of direct expenses, decreased $2 million and primarily reflected $5 million of net losses in the first quarter of 2009 associated with several properties with weak demand, partially offset by a favorable variance of $3 million related to one property that was being renovated in the 2008 first quarter.

The $4 million increase in gains and other income reflected a favorable variance associated with one property that was sold for a loss in the 2008 first quarter.

Cost reimbursements revenue and expenses associated with our North American Full-Service segment properties totaled $1,034 million in the first quarter of 2009, compared to $1,149 million in the 2008 first quarter.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

	Twelve Weeks Ended
($ in millions)	March 27, 2009	March 21, 2008	Change 2009/2008
Segment revenues	$441	$488	-10%

Segment results	$33	$86	-62%

Since the first quarter of 2008, across our North American Limited-Service Lodging segment we added 181 properties (21,341 rooms) and 12 properties (1,533 rooms) left the system. The properties that left the system were mainly franchised hotels associated with our Fairfield Inn brand.

Compared to the year-ago quarter, RevPAR for comparable company-operated North American limited-service properties decreased by 19.9 percent to $68.90, occupancy decreased by 8.0 percentage points to 59.0 percent, and average daily rates decreased by 9.1 percent to $116.86.

The $53 million decrease in segment results, compared to the first quarter of 2008, reflected $29 million of higher general, administrative, and other expenses, $10 million of lower base management and franchise fees, $8 million of lower incentive management fees, $3 million of lower joint venture equity earnings, and $3 million of lower owned, leased, corporate housing, and other revenue net of direct expenses.

The $29 million increase in general, administrative, and other expenses primarily reflected a $42 million impairment charge related to two security deposits that we deemed unrecoverable in the first quarter of 2009 due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by an $11 million reversal of the remaining balance from the 2008 accrual for the expected funding of those cash flow shortfalls (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information). The $10 million decrease in base management and franchise fees was largely due to lower demand and significantly lower RevPAR. The $8 million decrease in incentive management fees was largely due to lower property-level revenue and margins resulting from weak demand, partially offset by property-level cost controls.

The $3 million decrease in joint venture equity earnings represented equity losses at one of our joint ventures as the related properties experienced weak demand. The $3 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected lower revenue and property-level margins associated with weaker demand at certain leased properties.

Cost reimbursements revenue and expenses associated with our North American Limited-Service segment properties totaled $319 million in the first quarter of 2009, compared to $346 million in the first quarter of 2008.

International Lodging includes International Marriott Hotels & Resorts, International JW Marriott Hotels & Resorts, International Renaissance Hotels & Resorts, International Courtyard, International Fairfield Inn, International Residence Inn, and Marriott Executive Apartments.

	Twelve Weeks Ended
($ in millions)	March 27, 2009	March 21, 2008	Change 2009/2008
Segment revenues	$247	$352	-30%

Segment results	$37	$64	-42%

Since the first quarter of 2008, across our International Lodging segment we added 27 properties (9,186 rooms) and 11 properties (2,875 rooms) left the system, largely due to quality issues.

Compared to the year-ago quarter, RevPAR for comparable company-operated international properties decreased by 17.1 percent to $94.66, occupancy decreased by 8.4 percentage points to 60.4 percent, and average daily rates decreased by 5.5 percent to $156.69. Comparable managed properties in China, Central and Southeast Asia, and Europe experienced particularly significant RevPAR declines.

The $27 million decrease in segment results in the first quarter of 2009, compared to the year-ago quarter, primarily reflected an $8 million decrease in incentive management fees, a decrease of $7 million in joint venture equity earnings, a $5 million decrease in base management fees, a $4 million decrease in owned, leased, and other revenue net of direct expenses, and a $2 million decrease in gains and other income.

The $8 million decrease in incentive management fees was largely due to lower property-level margins, driven by weak demand and, to a lesser extent, unfavorable foreign exchange rates compared to the year-ago quarter, partially offset by property-level cost controls. The $5 million decrease in base management fees was driven mainly by lower RevPAR, impacted by weak demand and, to a lesser extent, unfavorable foreign exchange rates, somewhat offset by new room additions.

Joint venture equity results were lower than the prior year by $7 million, primarily due to the unfavorable impact associated with insurance proceeds received by one of our joint ventures in the 2008 first quarter.

Owned, leased, and other revenue net of direct expenses decreased by $4 million primarily reflecting weaker demand and lower RevPAR at some owned and leased properties.

Cost reimbursements revenue and expenses associated with our International segment properties totaled $111 million in the first quarter of 2009, compared to $159 million in the first quarter of 2008.

Luxury Lodging includes The Ritz-Carlton and Bulgari Hotels & Resorts.

	Twelve Weeks Ended
($ in millions)	March 27, 2009	March 21, 2008	Change 2009/2008
Segment revenues	$351	$387	-9%

Segment results	$(22)	$26	-185%

Since the first quarter of 2008, across our Luxury Lodging segment we added three properties (938 rooms). In addition, we added six residential products (808 units) since the 2008 first quarter.

Compared to the year-ago quarter, RevPAR for comparable company-operated luxury properties decreased by 23.2 percent to $191.89, occupancy decreased by 11.4 percentage points to 56.6 percent, and average daily rates decreased by 7.8 percent to $338.85. Luxury Lodging has been particularly impacted by weak demand associated with the financial services industry and other corporate group business.

The $48 million decrease in segment results, compared to the first quarter of 2008, reflected a $30 million decrease in joint venture equity earnings, $7 million of lower owned, leased, and other revenue net of direct expenses, $6 million of increased general, administrative, and other expenses, and a $4 million decrease in base management fees.

The $30 million decrease in joint venture equity earnings reflected a $30 million impairment charge associated with a joint venture investment that we determined to be fully impaired in the first quarter of 2009 (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information).

The $7 million decrease in owned, leased, and other revenue net of direct expenses reflected $5 million of lower results at three properties driven by weak demand and the resulting RevPAR declines in the first quarter of 2009 and $2 million of lower residential branding fees.

The $6 million increase in general, administrative, and other expenses in the first quarter of 2009 primarily reflected $4 million in bad debt expense related to an accounts receivable balance we deemed to be uncollectible and start-up costs related to a new brand.

The $4 million decrease in base management fees was largely driven by RevPAR declines associated with weaker demand.

Cost reimbursements revenue and expenses associated with our Luxury segment properties totaled $288 million in the first quarter of 2009, compared to $314 million in the first quarter of 2008.

Timeshare includes Marriott Vacation Club, The Ritz-Carlton Club and Residences, and Grand Residences by Marriott.

	Twelve Weeks Ended
($ in millions)	March 27, 2009	March 21, 2008	Change 2009/2008
Segment Revenues
Segment revenues	$277	$402	-31%

Segment Results
Base fee revenue	$10	$11
Timeshare sales and services, net	(11)	13
Joint venture equity earnings	(1)	5
Net losses attributable to noncontrolling interests	3	2
Restructuring costs	(1)	—
General, administrative, and other expense	(17)	(27)

Segment results	$(17)	$4	-525%

Sales and Services Revenue
Development	$121	$205
Services	70	84
Financing	13	27
Other revenue	5	10

Sales and services revenue	$209	$326	-36%

Contract Sales
Timeshare	$138	$285
Fractional	10	8
Residential	(5)	12

Total company	143	305

Timeshare	—	—
Fractional	13	5
Residential	(27)	23

Total joint venture	(14)	28

Total Timeshare segment contract sales	$129	$333	-61%

Timeshare segment contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential ownership products before the adjustment of percentage-of-completion accounting. Timeshare segment contract sales decreased by $204 million (61 percent) compared to the first quarter of 2008 to $129 million from $333 million. The decrease in Timeshare segment contract sales in the first quarter of 2009, compared to the year-ago quarter, reflected a $147 million decrease in timeshare sales and a $67 million decrease in residential sales, partially offset by a $10 million increase in fractional sales. Sales of residential units and timeshare intervals decreased significantly as a result of weak demand, as well as cancellation allowances of $28 million we recorded in anticipation that a portion of contract revenue previously recorded under the percentage-of-completion method for certain projects will not be realized due to contract cancellations prior to closing (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information).

The $125 million decrease in Timeshare segment revenues to $277 million from $402 million primarily reflected a $117 million decrease in Timeshare sales and services revenue and a $7 million decrease in cost reimbursements revenue. The decrease in Timeshare sales and services revenue, compared to the year-ago quarter, primarily reflected lower demand for timeshare interval, fractional, and residential projects, lower revenue from projects with limited available inventory in 2009, and lower services revenue. Partially offsetting the decrease was higher revenue from projects that became reportable subsequent to the 2008 first quarter. Timeshare segment revenues for the first quarters of 2009 and 2008 included $13 million and $14 million, respectively, of interest income and note sale losses of $1 million for the first quarter of 2009 compared to no note sale activity in the first quarter of 2008.

Segment losses of $17 million in the first quarter of 2009 increased by $21 million from $4 million of segment income in the first quarter of 2008, and reflected $24 million of lower Timeshare sales and services revenue net of direct expenses, $6 million in lower joint venture equity earnings, and $1 million of restructuring costs, partially offset by $10 million of lower general, administrative, and other expenses.

The $24 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected $11 million of lower financing revenue net of financing expenses, $5 million of lower development revenue net of product costs and marketing and selling costs, $4 million of lower reacquired and resales revenue net of expenses, and $3 million of lower services revenue net of expenses. Lower development revenue net of product costs and marketing and selling costs primarily reflected lower demand for timeshare interval and residential projects and a $3 million net impact from contract cancellation allowances (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information), partially offset by favorable reportability for several projects that reached revenue recognition reportability thresholds subsequent to the first quarter of 2008.

The $11 million decrease in financing revenue, net of financing costs, primarily reflected a $13 million charge in the 2009 first quarter related to the reduction in the valuation of residual interests and $2 million of lower income as a result of the loss on our first quarter 2009 sale of notes receivable originated in connection with the sale of timeshare interval and fractional ownership products coupled with lower interest income. This decline was partially offset by $3 million of increased residual interest accretion reflecting incremental accretion from the second quarter 2008 note sale. The $13 million charge for the reduction in the value of residual interests resulted from an increase in the market rate of interest used to discount future cash flows in our estimate of the fair market value, and reduced and delayed expectations of future cash flows due to increased defaults (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information). The $4 million of lower reacquired and resales revenue net of expenses primarily reflected lower demand. The $3 million decrease in services revenue net of expenses was driven by lower rental revenue due to the weak demand.

The $10 million decrease in general, administrative, and other expenses reflected cost savings generated from the restructuring efforts initiated in 2008, which resulted in the elimination of certain positions and other cost reductions. Joint venture equity earnings decreased by $6 million and reflected decreased earnings from a joint venture, attributable to weak demand in 2009 for a residential project in Hawaii, and $1 million of contract cancellation allowances recorded at one joint venture in the first quarter of 2009 (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information).

The $1 million of restructuring costs represented severance costs as a result of restructuring initiatives continued in the first quarter of 2009 (see the “Restructuring Costs and Other Charges” section for additional information).

Cost reimbursements revenue and expenses associated with Timeshare segment properties totaled $58 million in the first quarter of 2009, compared to $65 million in the first quarter of 2008.

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

During the first quarter of 2009, we granted 0.3 million restricted stock units and 0.5 million Employee SARs. See Footnote No. 5, “Share-Based Compensation,” earlier in this report for additional information.

NEW ACCOUNTING STANDARDS

See Footnote No. 2, “New Accounting Standards,” for information related to the adoption of new accounting standards in the 2009 first quarter, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Our Credit Facilities

Although we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and improve hotels, as well as to develop timeshare properties. Capital markets have been disrupted and largely frozen since early in the fourth quarter of 2008 due to the deepening worldwide financial crisis. We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We also periodically evaluate opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons, or to further strengthen our financial position.

We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for borrowings and letters of credit and has supported our commercial paper program. The Credit Facility provides for $2.4 billion of aggregate effective borrowings at any one time, and expires on May 14, 2012. Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus a fixed spread based on the credit ratings for our public debt. Additionally, we pay quarterly fees on the Credit Facility at a rate based on our public debt rating. For additional information on our Credit Facility, including participating financial institutions, see Exhibit 10, “Amended and Restated Credit Agreement,” to our Current Report on Form 8-K filed with the SEC on May 16, 2007.

The Credit Facility contains certain covenants, including a single financial covenant that limits the Company’s maximum leverage (consisting of Adjusted Total Debt to Consolidated EBITDA, each as defined in the credit agreement) to not more than 4 to 1. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility and public debt instruments, including being well within the limits under the Credit Facility leverage covenant, and do not expect the covenants to restrict our ability to increase our anticipated borrowing and guarantee levels should we need to do so in the future.

We believe the Credit Facility, together with cash we expect to generate from operations, remains adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements.

At March 27, 2009, our available borrowing capacity amounted to $1.438 billion and reflected borrowing capacity of $2.404 billion under our Credit Facility, and our cash balance of $168 million, less letters of credit outstanding totaling $134 million, and less Credit Facility borrowings outstanding of $1.0 billion. We anticipate that this available capacity is adequate to fund our liquidity needs as noted previously. In addition, as noted previously, we continue to have ample flexibility under the Credit Facility’s covenants, and accordingly expect undrawn bank commitments under the Credit Facility to remain available to us even if business conditions were to deteriorate considerably more than we anticipate.

Until the 2008 fourth quarter, we regularly issued short-term commercial paper primarily in the United States and, to a much lesser extent, in Europe. Disruptions in the financial markets beginning in September 2008 significantly reduced liquidity in the commercial paper market. Accordingly, in September 2008 we borrowed under the Credit Facility to fund anticipated short-term commercial paper maturities and, to a lesser extent, other general corporate needs, including working capital and capital expenditures, and suspended issuing commercial paper. All of our previously issued commercial paper matured and was repaid in the 2008 fourth quarter.

Our Standard & Poor’s commercial paper rating at the end of the 2009 first quarter was A3 and the market for A3 commercial paper is currently very limited. It would be very difficult to rely on the use of this market as a meaningful source of liquidity, and we do not anticipate issuing commercial paper under these circumstances.

We classify any outstanding commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis. We reserve unused capacity under our Credit Facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. Given our borrowing capacity under the Credit Facility, fluctuations in the commercial paper market or the costs at which we can issue commercial paper have not affected our liquidity and we do not expect them to do so in the future.

In the last three months, two of the three major credit rating agencies have reduced our long-term debt ratings, and all three agencies now rate us at or near their lowest investment grade level. Although the published outlook of the two most widely followed agencies indicates that they do not currently plan to reduce our debt ratings to below investment grade, we cannot assure you that our ratings will remain at their current levels. Any further downgrades of our long-term debt ratings by Standard & Poor’s, Moody’s Investor Service, Fitch Ratings, or other similar rating agencies could increase our cost of capital, limit our access to the capital markets, or permit access only on terms that are more restrictive than those of our outstanding debt.

Cash and equivalents totaled $168 million at March 27, 2009, an increase of $34 million from year-end 2008, reflecting activity for the twelve weeks ended March 27, 2009, as follows: other debt issuances, net of debt repayments and repurchases ($99 million); capital expenditures ($50 million); dividend payments ($31 million); and other cash outflows ($9 million). Partially offsetting these outflows were cash inflows associated with the following: operating cash inflows ($203 million); loan advances and other investing activities, net of loan collections and sales ($17 million); common stock issuances ($2 million); and dispositions ($1 million).

In response to significantly lower demand for our timeshare products, we correspondingly reduced our projected capital expenditures for 2009. While our Timeshare segment has historically generated positive operating cash flow, year-to-year cash flow has varied based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We include timeshare reportable sales we finance in cash from operations when we collect cash payments or the notes are sold for cash. The following table shows the net operating activity from our Timeshare segment (which does not include the portion of income from continuing operations from our Timeshare segment). It reflects note sale proceeds of $181 million and note sale losses of $1 million related to our sale of Timeshare notes receivable in the first quarter of 2009.

	Twelve Weeks Ended
($ in millions)	March 27, 2009	March 21, 2008
Timeshare segment development in excess of cost of sales	$(33)	$(54)
New Timeshare segment mortgages, net of collections	(6)	(111)
Note repurchases	(11)	(12)
Financially reportable sales (in excess of) less than closed sales	(9)	30
Note sale losses	1	—
Note sale proceeds	181	—
Collection on retained interests in notes sold and servicing fees	25	24
Other cash inflows	4	21

Net cash inflows (outflows) from Timeshare segment activity	$152	$(102)

We estimate that, for the 20-year period from 2009 through 2028, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $3.4 billion.

Asset Securitizations

At the end of the first quarter of 2009, $1,376 million of principal due from timeshare interval and fractional owners remained outstanding in 13 special purpose entities formed in connection with our timeshare note sales. Delinquencies of more than 90 days amounted to $22 million. The impact to us from delinquencies, and our maximum exposure to loss as a result of our involvement with these special purpose entities, is limited to our residual interests, which we value based on a discounted cash flow model, as discussed in Footnote No. 6, “Fair Value Measurements.” Please see the “Timeshare Residual Interests Valuation” caption within the “Restructuring Costs and Other Charges” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for additional information on the risks associated with our residual interests. Under the terms of our timeshare loan sales, we have the right, at our option, to repurchase a limited amount of defaulted mortgage loans at par. In cases where we have chosen to exercise this repurchase right, we have been able to resell the timeshare units underlying the defaulted loans without incurring material losses.

Cash flows between us and third-party purchasers during the first quarters of 2009 and 2008 were as follows: net proceeds to us from new timeshare note sales of $181 million and zero, respectively; voluntary repurchases by us of defaulted loans (over 150 days overdue) of $11 million and $12 million, respectively; servicing fees received by us of $1 million and $1 million, respectively; and cash flows received from our retained interests of $24 million and $23 million, respectively.

We earned contractually specified servicing fees for the first quarters of 2009 and 2008 totaling $1 million and $1 million, respectively, which we reflected within the changes in fair value to the servicing assets. We reflected contractually specified late and ancillary fees earned for the first quarters of 2009 and 2008 totalling $2 million in each year within the “Timeshare sales and services” line item on our Condensed Consolidated Statements of Income.

In March 2009, prior to the end of our first quarter, we completed a private placement of approximately $205 million of floating-rate Timeshare Loan Backed Notes with a bank administered commercial paper conduit. We contributed approximately $284 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional ownership products to a newly formed special purpose entity. On the same day, the special purpose entity issued approximately $205 million of the entity’s notes. In connection with the private placement of notes receivable, we received proceeds of approximately $181 million, net of costs, and retained $94 million of residual interests in the special purpose entity, which included $81 million of notes we effectively owned after the transfer and $13 million related to the servicing assets and interest only strip. We measured all residual interests at fair market value on the date of the transfer. Although the notes effectively owned after the transfer were measured at fair value on the transfer date, they will require prospective accounting treatment as notes receivable and will be carried at the basis established at the date of transfer unless we deem such amount to be non-recoverable in the future. If that occurs, we will record a valuation allowance.

We used the following key assumptions in measuring the fair value of the residual interests, including servicing assets, in our 13 outstanding Timeshare note sales as of March 27, 2009: an average discount rate of 18.83 percent; an average expected annual prepayment rate, including defaults, of 15.73 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 60 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 38 months. Our key assumptions are based on our experience with Timeshare segment notes receivable that we originate.

Less favorable conditions in the asset securitization markets have significantly reduced our gain from Timeshare segment note sales during the past two years to a loss in the first quarter of 2009, as the trusts that purchased our mortgage notes have had to issue debt at higher relative interest rates and lower overall amounts in proportion to the amounts of mortgage notes purchased. As a result, in the second quarter 2008 and the first quarter 2009 transactions, we retained larger residual interests in the applicable trusts than we had in prior transactions. In the first quarter 2009 note sale, the bank administered conduit that purchased our AAA mortgage notes provided $205 million in funding, in which the floating rate was swapped into a fixed rate of 9.87 percent, compared to the following rates for the AAA notes issued by the trusts in the following note sales (after taking into account the impact of the corresponding swaps): 7.19 percent in the 2008 second quarter notes sale, 5.91 percent in the 2007 fourth quarter note sale, and 5.54 percent in the 2007 second quarter note sale. In addition, while the trusts in the fourth quarter of 2007 and second quarter of 2007 securitizations each also issued 15.5 percent of the total principal amount of their asset backed notes at less than AAA ratings, we concluded that the market for lower rated notes during both the second quarter of 2008 and the first quarter of 2009 was insufficient to permit issuance of AA, A, and BBB+ rated notes at attractive spreads. Accordingly, we decided to retain larger residual interests, or principal only strips, in the associated trusts for each transaction.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K, other than those resulting from changes in the amount of outstanding debt.

As of the end of the 2009 first quarter, debt had decreased by $118 million to $2,977 million compared to $3,095 million at year-end 2008, and reflected the repurchase of $122 million principal amount of Senior Notes across multiple series and the decrease in other debt of $31 million, partially offset by increased borrowings under our Credit Facility of $31 million and other debt increases of $4 million. Among other things, we used the increase in borrowings under our Credit Facility for general corporate needs, including working capital and capital expenditures. At the end of the 2009 first quarter, future debt payments plus interest totaled $3,623 million and are due as follows: $182 million in 2009; $172 million in 2010; $120 million in 2011; $1,449 million in 2012; $479 million in 2013; and $1,221 million thereafter.

Share Repurchases

We did not purchase any shares of our Class A Common Stock during the twelve weeks ended March 27, 2009, and do not expect to repurchase shares during the remainder of 2009.

Dividends

Our quarterly cash dividend was $0.0875 per share.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2008 Form 10-K. Since the date of our 2008 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed since January 2, 2009.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to the range of operating risks common to the hotel, timeshare, and corporate apartment industries. The profitability of the hotels, vacation timeshare resorts, and corporate apartments that we operate or franchise may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms, timeshare interval, fractional ownership, and residential products, and apartments;

(2)	pricing strategies of competitors;

(3)	international, national, and regional economic and geopolitical conditions;

(4)	the impact of war, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats;

(5)	the desirability of particular locations and changes in travel patterns;

(6)	travelers’ fears of exposure to contagious diseases, such as Avian Flu and Severe Acute Respiratory Syndrome (“SARS”);

(7)	the occurrence of natural disasters, such as earthquakes, tsunamis, and hurricanes;

(8)	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures, and costs;

(9)	the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, franchising, timeshare, lending, privacy, marketing and sales, licensing, labor, employment, immigration and environmental laws, and regulations applicable under the Office of Foreign Asset Control and the Foreign Corrupt Practices Act;

(10)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

(11)	regional and national development of competing properties;

(12)	increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business or the cost of travel for our customers, including recent increases in energy costs and any resulting increase in travel costs or decrease in airline capacity;

(13)	organized labor activities, which could cause the diversion of business from hotels involved in labor negotiations, loss of group business, and/or increased labor costs; and

(14)	foreign currency exchange fluctuations.

Any one or more of these factors could limit or reduce the demand or the prices our hotels are able to obtain for hotel rooms, timeshare units, residential units, and corporate apartments or could increase our costs and therefore reduce the profit of our lodging businesses. Reduced demand for hotels could also give rise to losses under loans, guarantees, and noncontrolling equity investments that we have made in connection with hotels that we manage. Even where such factors do not reduce demand, property-level profit margins may suffer if we are unable to fully recover increased operating costs from our guests. Similarly, our fee revenue could be impacted by weak property-level revenue or profitability.

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

The current general economic recession and the slowdown in the lodging and timeshare industries will continue to impact our financial results and growth. The present economic recession in the United States, Europe and much of the rest of the world and the uncertainty over its depth and duration will continue to have a negative impact on the lodging and timeshare industries. As a result of the recession, we are experiencing reduced demand for our hotel rooms and timeshare products. Accordingly, our financial results have been impacted by the economic slowdown we expect that our future financial results and growth will be further harmed while the recession continues.

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

Development and Financing Risks

While we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop and improve hotels and to develop timeshare properties, and we or our hotel owners may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and improvement of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. Ongoing instability in the financial markets, including recent failures and near failures of a number of large financial service companies and the contraction of available liquidity and leverage have impaired the capital markets for hotel and real estate investments. As a result, many current and prospective hotel owners are finding hotel financing on commercially viable terms to be difficult or impossible to obtain. In addition, the bankruptcy of Lehman Brothers and the financial condition of other lenders has prevented some projects that are in construction or development, including a few in which the Company has noncontrolling equity investments, from drawing on existing financing commitments, and replacement financing may not be available or may only be available on less favorable terms. Delays, increased costs and other impediments to restructuring such projects will reduce our ability to realize fees, recover loans and guarantee advances, or realize equity investments from such projects. Our ability to recover loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to recycle and raise new capital. In addition, any further downgrade of our credit ratings by Standard & Poor’s, Moody’s Investor Service, Fitch Ratings, or other rating agencies could reduce our availability of capital or increase our cost of capital.

Disruption in the credit markets will likely continue to impair our ability to sell the loans that our Timeshare business generates. Our Timeshare business provides financing to purchasers of our timeshare and fractional properties, and we periodically sell interests in those loans in the securities markets. Recent declines in the credit markets have impaired the timing and volume of the timeshare loans that we sell, as well as the financial terms of such sales, and will likely continue to do so for some time. Deteriorating market conditions resulted in the delay of a planned fourth quarter 2008 sale to the 2009 first quarter with terms that were less favorable to us than they were historically and higher sales costs to us than we had originally anticipated. Further deterioration may delay planned 2009 sales, sharply increase their cost to us, or prevent us from selling our timeshare notes entirely. Although we expect to realize the economic value of our timeshare note portfolio even if future note sales are temporarily or indefinitely delayed, such delays in note sales or increases in sale costs could reduce or postpone future gains, result in losses on such sales, cause us to reduce spending in order to maintain our leverage and return targets, and could also result in increased borrowing to provide capital to replace proceeds from such sales.

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

Our development activities expose us to project cost, completion, and resale risks. We develop new hotel, timeshare interval, fractional ownership, and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. Our involvement in the development of properties presents a number of risks, including that: (1) recent and continued declines in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or development of future properties; (2) properties that we develop could become less attractive due to increases in mortgage rates and/or decreases in mortgage availability, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate; (3) construction delays, cost overruns, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for these projects that are not pursued to completion.

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

Risks associated with development and sale of residential properties that are associated with our lodging and timeshare properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, through noncontrolling interests and/or licensing fees, in the development and sale of residential properties associated with our brands, including luxury residences, and condominiums under our Ritz-Carlton and Marriott brands. Such projects pose additional risks beyond those generally associated with our lodging and timeshare businesses, which may reduce our profits or compromise our brand equity, including the following:

•

Recent decreases in residential real estate, vacation home prices, and demand generally will continue to reduce our profits and could even result in losses on residential sales, increase our carrying costs due to a slower pace of sales than we anticipated, and could make it more difficult to convince future hotel development partners of the value added by our brands;

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

An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our revenues. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although Marriott’s Look No Further® Best Rate Guarantee has greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked online keywords such as “Marriott” from Internet search engines such as Google® and Yahoo® to steer customers toward their Web sites (a practice currently being challenged by various trademark owners in federal court). Although Marriott has successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ Web sites is too large to permit us to eliminate this risk entirely. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from Marriott.com, or through their fees increasing the overall cost of internet bookings for our hotels.

Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation and/or subject us to costs, fines or lawsuits. Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers as they are entered into, processed by, summarized by, and reported by our various information systems and those of our service providers. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is inaccurate or incomplete we could make faulty decisions. Our customers and employees also have a high expectation that their personal information will be adequately protected by ourselves or our service providers, and the regulatory environment surrounding information, security and privacy is increasingly demanding, in both the United States and other jurisdictions in which we operate. A significant theft, loss or fraudulent use of customer, employee, or company data by us or by a service provider could adversely impact our reputation and could result in remedial and other expenses, fines and litigation.

Changes in privacy law could adversely affect our ability to market our products effectively. We rely on a variety of direct marketing techniques, including telemarketing, email marketing, and postal mailings. Any further restrictions in laws such as the Telemarketing Sales Rule, CANSPAM Act, and various U.S. state laws, or new federal laws, regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of telemarketing, email, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of timeshare units and other products. We also obtain access to potential customers from travel service providers or other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers, and introduce them to our products could be impaired.

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

24th day of April, 2009

/s/ Arne M. Sorenson
Arne M. Sorenson
Executive Vice President and Chief Financial Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President, Financial Information and Enterprise Risk Management and Principal Accounting Officer