Form 10-Q
period 2009-06-19
MARRIOTT INTERNATIONAL INC /MD/
filed 2009-07-17
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 354,045,738 shares(1) of Class A Common Stock, par value $0.01 per share, outstanding at July 2, 2009.

(1)	Includes 1,268,993 stock dividend shares that will be distributed on July 30, 2009, to shareholders of record on June 25, 2009.

MARRIOTT INTERNATIONAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
REVENUES
Base management fees	$126	$161	$251	$309
Franchise fees	93	110	181	206
Incentive management fees	35	103	78	177
Owned, leased, corporate housing, and other revenue	238	319	458	589
Timeshare sales and services (including note sale losses of $1 for the twenty-four weeks ended June 19, 2009 and note sale gains of $29 for the twelve weeks and twenty-four weeks ended June 13, 2008)	283	388	492	714
Cost reimbursements	1,787	2,104	3,597	4,137

	2,562	3,185	5,057	6,132

OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	217	273	424	517
Timeshare-direct	279	311	499	624
Reimbursed costs	1,787	2,104	3,597	4,137
Restructuring costs	33	—	35	—
General, administrative, and other	146	184	320	346

	2,462	2,872	4,875	5,624

OPERATING INCOME	100	313	182	508
Gains and other income (including gain on debt extinguishment of $21 for the twenty-four weeks ended June 19, 2009)	3	9	28	12
Interest expense	(28)	(38)	(57)	(80)
Interest income	9	9	15	20
(Provision for) reversal of provision for loan losses	(1)	—	(43)	2
Equity in (losses) earnings	(4)	(3)	(38)	24

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	79	290	87	486
Provision for income taxes	(44)	(139)	(77)	(214)

INCOME FROM CONTINUING OPERATIONS	35	151	10	272
Discontinued operations, net of tax	—	4	—	3

NET INCOME	35	155	10	275
Add: Net losses attributable to noncontrolling interests, net of tax	2	2	4	3

NET INCOME ATTRIBUTABLE TO MARRIOTT	$37	$157	$14	$278

EARNINGS PER SHARE-Basic
Earnings from continuing operations attributable to Marriott shareholders (1)	$0.10	$0.43	$0.04	$0.77
Earnings from discontinued operations attributable to Marriott shareholders	—	0.01	—	0.01

Earnings per share attributable to Marriott shareholders	$0.10	$0.44	$0.04	$0.78

EARNINGS PER SHARE-Diluted
Earnings from continuing operations attributable to Marriott shareholders (1)	$0.10	$0.41	$0.04	$0.74
Earnings from discontinued operations attributable to Marriott shareholders	—	0.01	—	0.01

Earnings per share attributable to Marriott shareholders	$0.10	$0.42	$0.04	$0.75

CASH DIVIDENDS DECLARED PER SHARE	$—	$0.0872	$0.0872	$0.1619

(1)

See Footnote No. 8, “Earnings Per Share,” for income from continuing operations attributable to Marriott used to calculate earnings from continuing operations per share attributable to Marriott shareholders.

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	June 19, 2009 (Unaudited)	January 2, 2009
ASSETS
Current assets
Cash and equivalents	$125	$134
Accounts and notes receivable	863	898
Inventory	2,001	1,981
Current deferred taxes, net	175	186
Prepaid expenses	96	72
Other	138	135

	3,398	3,406

Property and equipment	1,455	1,443
Intangible assets
Goodwill	875	875
Contract acquisition costs and other	716	710

	1,591	1,585

Equity and cost method investments	326	346
Notes receivable
Loans to equity method investees	51	50
Loans to timeshare owners	399	607
Other notes receivable	141	173

	591	830

Other long-term receivables	90	158
Deferred taxes, net	841	727
Other	451	408

	$8,743	$8,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$136	$120
Accounts payable	579	704
Accrued payroll and benefits	582	633
Liability for guest loyalty program	440	446
Timeshare segment deferred revenue	70	70
Other payables and accruals	598	560

	2,405	2,533

Long-term debt	2,713	2,975
Liability for guest loyalty program	1,163	1,090
Self-insurance reserves	222	204
Other long-term liabilities	821	710

Marriott shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,538	3,590
Treasury stock dividends distributable	31	—
Retained earnings	3,540	3,565
Treasury stock, at cost	(5,695)	(5,765)
Accumulated other comprehensive loss	(4)	(15)

	1,415	1,380
Noncontrolling interests	4	11

	1,419	1,391

	$8,743	$8,903

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Twenty-Four Weeks Ended
	June 19, 2009	June 13, 2008
OPERATING ACTIVITIES
Net income	$10	$275
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	81	87
Income taxes	27	116
Timeshare activity, net	80	(34)
Liability for guest loyalty program	63	70
Restructuring costs and other charges, net	17	—
Asset impairments and write-offs	60	2
Working capital changes and other	9	(159)

Net cash provided by operating activities	347	357

INVESTING ACTIVITIES
Capital expenditures	(83)	(152)
Dispositions	1	19
Loan advances	(18)	(16)
Loan collections and sales	7	29
Equity and cost method investments	(14)	5
Contract acquisition costs	(14)	(96)
Other	48	(48)

Net cash used in investing activities	(73)	(259)

FINANCING ACTIVITIES
Commercial paper/credit facility, net	(73)	217
Issuance of long-term debt	—	16
Repayment of long-term debt	(157)	(183)
Issuance of Class A Common Stock	8	30
Dividends paid	(61)	(54)
Purchase of treasury stock	—	(347)
Other	—	16

Net cash used in financing activities	(283)	(305)

DECREASE IN CASH AND EQUIVALENTS	(9)	(207)
CASH AND EQUIVALENTS, beginning of period	134	332

CASH AND EQUIVALENTS, end of period	$125	$125

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

On May 1, 2009, the Board of Directors declared the issuance of a stock dividend of 0.00369 shares of common stock for each outstanding share of common stock of the Company, payable on July 30, 2009, to shareholders of record on June 25, 2009. For periods prior to the stock dividend, all share and per share data in our condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock dividend using a factor of 0.00360, adjusted downward to reflect cash that will be paid in lieu of fractional shares to shareholders as of the date of record.

Our 2009 second quarter ended on June 19, 2009; our 2008 fourth quarter ended on January 2, 2009; and our 2008 second quarter ended on June 13, 2008. In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 19, 2009, and January 2, 2009, the results of our operations for the twelve and twenty-four weeks ended June 19, 2009, and June 13, 2008, and cash flows for the twenty-four weeks ended June 19, 2009, and June 13, 2008. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. We have evaluated all subsequent events through July 17, 2009, the date the financial statements were issued.

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

Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”)

We adopted FAS No. 157 on December 29, 2007, the first day of our 2008 fiscal year. FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of Financial Accounting Standards Board (“FASB”) Statement No. 157” (“FSP FAS No. 157-2”), amended FAS No. 157 by delaying its effective date, by one year, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP FAS No. 157-2, we adopted the provisions of FAS No. 157 to non-financial assets and non-financial liabilities in the first quarter of 2009. See Footnote No. 6, “Fair Value Measurements,” for additional information. The adoption did not have a material impact on our financial statements.

Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“FAS No. 160”)

We adopted FAS No. 160 on January 3, 2009, the first day of our 2009 fiscal year. FAS No. 160 establishes new accounting and reporting standards for noncontrolling interests, previously known as minority interest, in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income or loss attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement. FAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income attributable to Marriott when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. FAS No. 160 is applied prospectively for fiscal years and interim periods within those fiscal years, beginning with the current fiscal year, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. The adoption of FAS No. 160 did not have a material impact on our financial statements. See Footnote No. 14, “Comprehensive Income and Capital Structure,” for related disclosures.

Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”)

We adopted FAS No. 161 on January 3, 2009, the first day of our 2009 fiscal year. FAS No. 161 requires enhanced disclosure of derivatives and hedging activities in order to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 is applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning with our current fiscal year. See Footnote No. 16, “Derivative Instruments,” for the related disclosures. The adoption of FAS No. 161 did not have a material impact on our financial statements.

FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS No. 141(R) -1”)

We adopted FSP FAS No. 141(R)-1 on January 3, 2009, the first day of our 2009 fiscal year. FSP FAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP FAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with FAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. The adoption of FSP FAS No. 141(R)-1 did not have a material impact on our financial statements.

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

FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS No. 124-2”)

We adopted FSP FAS No. 115-2 and FAS No. 124-2 in the second quarter of 2009. FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on our financial statements.

FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”)

We adopted FSP FAS No. 107-1 and APB Opinion No. 28-1 in the second quarter of 2009. FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only annually. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, we are now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. Please see Footnote No. 7, “Fair Value of Financial Instruments” for the relevant disclosures. The adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on our financial statements.

FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”)

We adopted FSP FAS No. 157-4 in the second quarter of 2009. FSP FAS No. 157-4 clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The adoption of FSP FAS No. 157-4 did not have a material impact on our financial statements.

Financial Accounting Standards No. 165, “Subsequent Events” (“FAS No. 165”)

We adopted FAS No. 165 in the second quarter of 2009. FAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Footnote No. 1, “Basis of Presentation” for the related disclosures. The adoption of FAS No. 165 did not have a material impact on our financial statements.

Future Adoption of Accounting Standards

The FASB issued the following new accounting standards on June 12, 2009. We plan to adopt each standard on January 2, 2010, the first day of our 2010 fiscal year. We are currently evaluating the impact that these standards will have on our financial statements.

Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“FAS No. 166”)

FAS No. 166 amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. FAS No. 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.

FAS No. 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be January 2, 2010, the first day of our 2010 fiscal year.

Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS No. 167”)

FAS No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. FAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE.

FAS No. 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be January 2, 2010, the first day of our 2010 fiscal year.

3.	Income Taxes

Our federal income tax returns have been examined and we have settled all issues for tax years through 2004 with the exception of one 1994 transaction as discussed in Footnote No. 2, “Income Taxes,” in our 2008 Form 10-K. The 2005, 2006 and 2007 Internal Revenue Service (“IRS”) field examinations have been completed, and the unresolved issues from those years are now at the IRS Appeals Division. The 2008 and 2009 IRS examinations are ongoing as part of the IRS’s Compliance Assurance Program. Various state, local, and foreign income tax returns are also under examination by taxing authorities.

In 2009, we recorded a $17 million income tax expense in the second quarter and a $26 million income tax expense in the first quarter primarily related to the treatment of funds received from foreign subsidiaries. We are contesting the issue with the IRS for tax years 2005, 2006, and 2007.

The balance of unrecognized tax benefits was $226 million at the end of the 2009 second quarter. For the second quarter of 2009, we increased unrecognized tax benefits by $19 million (from $207 million at the end of the 2009 first quarter) primarily representing an increase for the foreign subsidiaries issue. For the first half of 2009, we increased unrecognized tax benefits by $85 million (from $141 million at year-end 2008), primarily representing an increase for the foreign subsidiaries issue. The unrecognized tax benefits balance of $226 million at the end of the 2009 second quarter included $119 million of tax positions that, if recognized, would impact the effective tax rate.

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

The following table provides additional balance sheet information relating to the discontinued synthetic fuel operations. The discontinued synthetic fuel operations reflected in the income statement for the twelve and twenty-four weeks ended June 13, 2008, only represent activity related to Marriott and there were no noncontrolling interests.

Income Statement Summary

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
Revenue	$—	$—	$—	$1

Loss from discontinued operations before income taxes	$—	$(2)	$—	$(3)
Tax benefit	—	(3)	—	(3)
Tax credits	—	9	—	9

Total tax benefit	—	6	—	6

Income from discontinued operations	$—	$4	$—	$3

Balance Sheet Summary

	At Period End
($ in millions)	June 19, 2009	January 2, 2009
Liabilities	—	(3)

5.	Share-Based Compensation

Under our 2002 Comprehensive Stock and Cash Incentive Plan (the “Comprehensive Plan”), we award: (1) stock options to purchase our Class A Common Stock (“Stock Option Program”); (2) share appreciation rights (“SARs”) for our Class A Common Stock (“Stock Appreciation Right Program”); (3) restricted stock units of our Class A Common Stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that are equal to the market price of our Class A Common Stock on the date of grant.

Restricted Stock Units

We granted 0.8 million restricted stock units during the first half of 2009 to certain officers and key employees and those units vest generally over four years in equal annual installments commencing one year after the date of grant. The weighted average grant-date fair value of the restricted stock units granted in the first half of 2009 was $19.

SARs

We granted 0.5 million SARs to officers and key employees during the first half of 2009. These SARs expire 10 years after the date of grant and both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. The weighted average grant-date fair value of these SARs was $5, and the weighted average exercise price was $15.

During the second quarter of 2009, we also granted 5,600 non-employee director SARs to a director with a weighted average exercise price of $23 and a weighted average grant-date fair value of $10. These non-employee director SARs expire 10 years after the date of grant and vest upon grant, but are generally not exercisable until one year after grant.

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

The range of assumptions for the SARs granted during the first half of 2009 is shown in the following table.

Expected volatility	32%-33%
Dividend yield	0.95%
Risk-free rate	2.0%-3.2%
Expected term (in years)	6-10

The risk-free rates are based on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, converted to a continuously compounded rate.

Deferred Stock Units

We issued 32,000 deferred stock units with a weighted average grant-date fair value of $23 to Non-employee directors during the second quarter of 2009. These non-employee director deferred stock units vest within one year and are distributed upon election.

Other Information

At the end of the 2009 second quarter, 70.2 million shares were reserved under the Comprehensive Plan, including 37.8 million shares under the Stock Option Program and Stock Appreciation Right Program.

On May 1, 2009, the shareholders approved an amendment to the Comprehensive Plan to increase the number of shares of the Company’s common stock authorized for issuance by 15 million to a total of 185 million from 170 million.

6.	Fair Value Measurements

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

We have various financial instruments we must measure on a recurring basis under FAS No. 157 including certain marketable securities, derivatives, and residual interests related to our asset securitizations. We also apply the provisions of FAS No. 157 to various non-recurring measurements for our financial and non-financial assets and liabilities, which included the impairment of a joint venture investment, and two security deposits in the first quarter of 2009. See Footnote No. 18, “Restructuring Costs and Other Charges,” for further information. We measure our assets and liabilities using inputs from the following three levels of the fair value hierarchy:

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

In accordance with the fair value hierarchy, the following table shows the fair value as of June 19, 2009, of those assets and liabilities that we must measure at fair value on a recurring basis and that we classify as “Other current assets,” “Other assets,” “Other payables and accruals,” and “Other long-term liabilities”:

($ in millions)	Fair Value Measurements as of June 19, 2009
Description	Balance at June 19, 2009	Level 1	Level 2	Level 3
Assets:
Residual interests	$180	$—	$—	$180
Marketable securities	32	13	19	—

Liabilities:
Derivative instruments	(9)	(4)	(4)	(1)

The following tables summarize the changes in fair value of our Level 3 assets and liabilities for the twelve and twenty-four weeks ended June 19, 2009:

($ in millions)	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Residual Interests	Derivative Instruments
Beginning balance at March 28, 2009	$205	$(2)
Total gains (losses) (realized or unrealized)
Included in earnings	(7)	1
Included in other comprehensive income	—	—
Transfers in or out of Level 3	—	—
Purchases, sales, issuances, and settlements	(18)	—

Ending balance at June 19, 2009	$180	$(1)

Gains (losses) for the second quarter of 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(7)	$1

($ in millions)	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Residual Interests	Derivative Instruments
Beginning balance at January 3, 2009	$221	$(15)
Total gains (losses) (realized or unrealized)
Included in earnings	(11)	1
Included in other comprehensive income	—	—
Transfers in or out of Level 3	—	—
Purchases, sales, issuances, and settlements	(30)	13

Ending balance at June 19, 2009	$180	$(1)

Gains (losses) for the first half of 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(11)	$1

As discussed in more detail in Footnote No. 12, “Asset Securitizations,” we periodically sell notes receivable originated by our Timeshare segment. We continue to service the notes after the sale, and we retain servicing assets and other interests in the notes and account for these assets and interests as residual interests. At the dates of sale and at the end of each reporting period, we estimate the fair value of our residual interests using a discounted cash flow model. These transactions may utilize interest rate swaps to protect the net interest margin associated with the beneficial interest.

The most significant estimate involved in the measurement process is the discount rate, followed by the default rate and the loan prepayment rate. Estimates of these rates are based on management’s expectations of future prepayment rates and default rates, reflecting our historical experience, industry trends, current market interest rates, expected future interest rates, and other considerations. Actual prepayment rates, default rates, and discount rates could differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates and the availability of alternative financing sources to borrowers. If actual prepayments of the notes being serviced were to occur more slowly than had been projected, or if actual default rates or actual discount rates are lower than expected, the carrying value of servicing assets could increase and accretion and servicing income would exceed previously projected amounts. Conversely, if actual prepayments occur at a faster than projected pace, or if actual default or actual discount rates are higher than we expect, the carrying value of servicing assets could decrease and accretion and servicing income would be below previously projected amounts. Accordingly, the residual interests actually realized, could differ from the amounts initially or currently recorded.

The discount rates we use in determining the fair values of our residual interests are based on the volatility characteristics (i.e., defaults and prepayments) of the residual assets. We assume increases in the default and prepayment rates and discount the resulting cash flows with a low risk rate to derive a stressed asset value. The low risk rate approximates credit spreads in the current market. Using our base case cash flows, we then determine the discount rate, which when applied to the base case cash flows, produces the stressed asset value, which we assume approximates an exit price for the residual assets. We adjust discount rates quarterly as interest rates, credit spreads, and volatility characteristics in the market fluctuate.

We treat our residual interests as trading securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, we record realized and unrealized gains or losses related to these assets in the “Timeshare sales and services” revenue caption in our Condensed Consolidated Statements of Income. During the second quarters of 2009 and 2008, we recorded trading losses of $7 million and $7 million, respectively.

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

We used the following key assumptions in measuring the fair value of the residual interests in our 13 outstanding Timeshare note sales as of June 19, 2009: an average discount rate of 16.99 percent; an average expected annual prepayment rate, including defaults, of 15.71 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 59 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 38 months.

We completed a stress test on the fair value of the residual interests as of the end of the 2009 second quarter to measure the change in value associated with independent changes in individual key variables. This methodology applied unfavorable changes that would be statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. Before we applied any of these stress test changes, we determined that the fair value of the residual interests was $180 million as of June 19, 2009.

Applying the stress tests, we concluded that each change to a variable shown in the table below would have the following impact on the valuation of our residual interests at the end of the 2009 second quarter.

	Decrease in Quarter- End Valuation ($ in millions)	Percentage Decrease
100 basis point increase in the prepayment rate	$4	2.2%
200 basis point increase in the prepayment rate	8	4.7%
100 basis point increase in the discount rate	5	2.5%
200 basis point increase in the discount rate	9	5.0%
Two month decline in the weighted average remaining term	1	0.8%
Four month decline in the weighted average remaining term	3	1.6%

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

In connection with the first quarter 2009 note sale, on the date of transfer, we recorded notes that we effectively owned after the transfer at a fair value of $81 million. We used a discounted cash flow model, including Level 3 inputs, to determine the fair value of notes we effectively owned after the transfer. We based the discount rate we used in determining the fair value on the methodology described earlier in this footnote. Other assumptions, such as default and prepayment rates, are consistent with those used in determining the fair value of our residual interests. For additional information, see Footnote No. 12, “Asset Securitizations.”

During the first quarter of 2009, we recorded $79 million of impairment charges for two of our security deposits and one joint venture investment, prior to the application of an $11 million liability remaining from 2008. These charges are reflected in our twenty-four week Condensed Consolidated Statements of Income as $49 million in the “General, administrative, and other” caption and $30 million in the “Equity in (losses) earnings” caption. For additional information, see Footnote No. 18 “Restructuring Costs and Other Charges.”

7.	Fair Value of Financial Instruments

We adopted FSP FAS No. 107-1 and APB Opinion No. 28-1 as of March 28, 2009, the first day of our 2009 second quarter. The guidance requires quarterly fair value disclosures for financial instruments rather than annual disclosure.

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. The carrying values and the fair values of non-current financial assets and liabilities, that qualify as financial instruments per FAS No. 107, “Disclosures about Fair Value of Financial Instruments,” are shown in the following table.

	At June 19, 2009		At Year-End 2008
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$39	$33	$37	$36
Long-term notes receivable	591	568	830	817
Residual interests and effectively owned notes	202	202	135	135
Restricted cash	20	20	51	51
Marketable securities	32	32	24	24
Other long-term receivables	22	20	24	24

Total long-term financial assets	$906	$875	$1,101	$1,087

Long-term debt	$(2,682)	$(2,606)	$(2,941)	$(2,720)
Other long-term liabilities	(88)	(88)	(92)	(92)
Long-term derivative liabilities	(5)	(5)	(20)	(20)

Total long-term financial liabilities	$(2,775)	$(2,699)	$(3,053)	$(2,832)

We estimate the fair value of our cost method investments by applying a cap rate to stabilized earnings. We estimate the fair value of our long term notes receivables using various methods, which include discounting cash flows using risk-adjusted rates and applying historical results from our most recent securitization transaction to our unsold notes receivables. The carrying value of our restricted cash approximates its fair value, and we estimate the fair value of our other long term receivables by discounting future cash flows at risk-adjusted rates. The carrying value of our marketable securities at June 19, 2009, of $32 million includes $13 million in equity securities in one entity and $19 million in debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs. Our residual interests, marketable securities, and restricted cash are included within the “Other long-term assets” caption on our Condensed Consolidated Balance Sheets.

We estimate the fair value of our long-term debt, excluding leases, using a combination of quoted market prices and expected future payments discounted at risk-adjusted rates. Other long-term liabilities represent guarantee costs and reserves and deposit liabilities. The carrying value of these liabilities approximates their fair values.

Our residual interests related to our timeshare securitizations, marketable securities, and derivative liabilities are carried at fair value. Please see Footnote No. 6, “Fair Value Measurements,” for additional information on the methods and assumptions used to estimate the fair value of these financial instruments and for further information on the effectively held notes. We include our long-term derivative liabilities within the “Other long-term liabilities” caption on our Condensed Consolidated Balance Sheets. See Footnote No. 16, “Derivative Instruments” for additional information.

8.	Earnings Per Share

The table below illustrates the reconciliation of the earnings (losses) and number of shares used in our calculations of basic and diluted earnings per share attributable to Marriott shareholders.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in millions, except per share amounts)	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
Computation of Basic Earnings Per Share Attributable to Marriott Shareholders
Income from continuing operations	$35	$151	$10	$272
Net losses attributable to noncontrolling interests	2	2	4	3

Income from continuing operations attributable to Marriott shareholders	37	153	14	275
Weighted average shares outstanding	353.7	354.8	352.7	355.2

Basic earnings per share from continuing operations attributable to Marriott shareholders	$0.10	$0.43	$0.04	$0.77

Computation of Diluted Earnings Per Share Attributable to Marriott Shareholders
Income from continuing operations attributable to Marriott shareholders	$37	$153	$14	$275

Weighted average shares outstanding	353.7	354.8	352.7	355.2

Effect of dilutive securities
Employee stock option and SARs plans	7.4	13.8	6.3	13.9
Deferred stock incentive plans	1.4	1.5	1.5	1.6
Restricted stock units	1.0	1.2	1.1	1.8

Shares for diluted earnings per share attributable to Marriott shareholders	363.5	371.3	361.6	372.5

Diluted earnings per share from continuing operations attributable to Marriott shareholders	$0.10	$0.41	$0.04	$0.74

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

In accordance with FAS No. 128, “Earnings per Share,” we have not included the following stock options and SARs in our calculation of diluted earnings per share attributable to Marriott shareholders because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended June 19, 2009, 12.6 million options and SARs, with exercise prices ranging from $21.95 to $49.03;

(b)	for the twelve-week period ended June 13, 2008, 2.6 million options and SARs, with exercise prices ranging from $34.11 to $49.03;

(c)	for the twenty-four week period ended June 19, 2009, 12.9 million options and SARs, with exercise prices ranging from $18.94 to $49.03; and

(d)	for the twenty-four week period ended June 13, 2008, 2.6 million options and SARs, with exercise prices ranging from $34.11 to $49.03.

In addition, for both the twelve and twenty-four week periods ended June 19, 2009, we have also not included 1.3 million restricted stock units in our calculation of diluted earnings per share attributable to Marriott shareholders because to do so would have been antidilutive.

Weighted average common and diluted shares have been restated to reflect the stock dividend of 0.00360 shares of common stock, adjusted downward from 0.00369 shares to reflect cash that will be distributed in lieu of fractional shares, for each outstanding share of common stock of the company, payable on July 30, 2009 to shareholders of record on June 25, 2009.

9.	Inventory

Inventory, totaling $2,001 million and $1,981 million as of June 19, 2009, and January 2, 2009, respectively, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,980 million and $1,959 million as of June 19, 2009, and January 2, 2009, respectively. Inventory totaling $21 million and $22 million as of June 19, 2009, and January 2, 2009, respectively, primarily relates to hotel operating supplies for the limited number of properties we own or lease. We value Timeshare segment interval, fractional ownership, and residential products at the lower of cost or net realizable value, and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

As noted throughout this report, the economic recession has resulted in weaker demand for our Timeshare segment products, in particular our residential (or whole ownership) products, but also to a lesser extent our fractional ownership and timeshare products. During the 2009 second quarter, we were able to increase sales over the 2009 first quarter through various sales promotions, including pricing adjustments. We continue to assess our strategic alternatives for each of our projects to address the weaker demand environment, including among other things, future development plans, inventory requirements and determining what, if any, pricing adjustments may be appropriate to stimulate sales and accelerate cash flows and returns. It is possible that changes to our plans could have a material impact on the carrying value of certain projects in our inventory and result in impairment or other charges.

10.	Property and Equipment

The following table details the composition of our property and equipment balances at June 19, 2009, and January 2, 2009.

($ in millions)	June 19, 2009	January 2, 2009
Land	$479	$469
Buildings and leasehold improvements	916	852
Furniture and equipment	959	954
Construction in progress	210	244

	2,564	2,519
Accumulated depreciation	(1,109)	(1,076)

	$1,455	$1,443

11.	Notes Receivable

The following table details the composition of our notes receivable balances at June 19, 2009, and January 2, 2009.

($ in millions)	June 19, 2009	January 2, 2009
Loans to timeshare owners	$468	$688
Lodging senior loans	2	2
Lodging mezzanine and other loans	200	236

	670	926
Less current portion	(79)	(96)

	$591	$830

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in the accompanying Condensed Consolidated Balance Sheets, including $69 million and $81 million, at June 19, 2009, and January 2, 2009, respectively, related to “Loans to timeshare owners.”

In the first quarter of 2009, we fully reserved two notes receivable balances that we deemed uncollectible, one of which relates to a project that is in development. We recorded a total charge of $42 million in the first quarter of 2009 in the “Provision for loan losses” caption in our Condensed Consolidated Statements of Income related to these two notes receivable balances. We also recorded a $1 million charge in the second quarter of 2009 related to two notes receivable balances. See Footnote No. 18, “Restructuring Costs and Other Charges” for additional information.

12.	Asset Securitizations

As noted in Footnote No. 12, “Asset Securitizations,” in our 2008 Form 10-K, we periodically sell, without recourse, through special purpose entities, notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. We continue to service the notes and transfer all proceeds collected to special purpose entities. We retain servicing assets and other interests in the notes and account for these assets and interests as residual interests. Residual interests at June 19, 2009, and January 2, 2009, totaled $180 million and $221 million, respectively, and included servicing assets totaling $13 million and $12 million, respectively. The interests are limited to the present value of cash available after paying financing expenses and program fees and absorbing credit losses.

We have inherent risk for changes in fair value of the servicing assets but do not deem the risk significant and therefore, do not use other financial instruments to mitigate this risk. The changes in servicing assets for the twelve weeks and twenty-four weeks ended June 19, 2009, measured using the fair value method appear in the following table:

($ in millions)	Servicing Assets Twelve Weeks Ended June 19, 2009	Servicing Assets Twenty-Four Weeks Ended June 19, 2009
Fair value at beginning of period	$14	$12
Servicing from securitizations	—	3
Changes in fair value (1)	(1)	(2)

Fair value at end of period	$13	$13

(1)	Principally represents changes due to collection/realization of expected future cash flows over time and changes in fair value due to changes in key variables listed below.

At the end of the second quarter of 2009, $1,260 million of principal due from timeshare interval and fractional owners remained outstanding in 13 special purpose entities formed in connection with our timeshare note sales. Delinquencies of more than 90 days amounted to $22 million. The impact to us from delinquencies, and our maximum exposure to loss as a result of our involvement with these special purpose entities, is limited to our residual interests, which we value based on a discounted cash flow model, as discussed in Footnote No. 6, “Fair Value Measurements.” Please see the “Timeshare Residual Interests Valuation” caption within the “Restructuring Costs and Other Charges” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for additional information on the risks associated with our residual interests. Under the terms of our timeshare note sales, we have the right, at our option, to repurchase a limited amount of defaulted mortgage notes at par. In cases where we have chosen to exercise this repurchase right, we have been able to resell the timeshare units underlying the defaulted loans without incurring material losses, although we may not be able to do so in the future.

Cash flows between us and third-party purchasers during the twenty-four weeks ended June 19, 2009, and June 13, 2008 were as follows: net proceeds to us from new timeshare note sales of $181 million and

$236 million, respectively; voluntary repurchases by us of defaulted notes (over 150 days overdue) of $35 million and $25 million, respectively; servicing fees received by us of $3 million and $3 million, respectively; and cash flows received from our retained interests of $40 million and $43 million, respectively.

We earned contractually specified servicing fees for the twelve weeks ended June 19, 2009 and June 13, 2008 totaling $2 million and $1 million, respectively, which we reflected within the changes in fair value to the servicing assets. Contractually specified late and ancillary fees earned for the twelve weeks ended June 19, 2009 and June 13, 2008, totaled $2 million for both periods. We reflect servicing fees and late and ancillary fees within the “Timeshare sales and services” line item on our Condensed Consolidated Statements of Income.

We earned contractually specified servicing fees for the twenty-four weeks ended June 19, 2009 and June 13, 2008 totaling $3 million and $3 million, respectively, which we reflected within the changes in fair value to the servicing assets. Contractually specified late and ancillary fees earned for the twenty-four weeks ended June 19, 2009 and June 13, 2008, totaled $3 million for both periods.

In March 2009, prior to the end of our first quarter, we completed a private placement of approximately $205 million of floating-rate Timeshare Loan Backed Notes with a bank administered commercial paper conduit. We contributed approximately $284 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional ownership products to a newly formed special purpose entity. On the same day, the special purpose entity issued approximately $205 million of the entity’s notes. In connection with the private placement of notes receivable, we received proceeds of approximately $181 million, net of costs, and retained $94 million of residual interests in the special purpose entity, which included $81 million of notes we effectively owned after the transfer and $13 million related to the servicing assets and interest only strip. We measured all residual interests at fair market value on the date of the transfer. The notes effectively owned after the transfer require accounting treatment as notes receivable and are carried at the basis established at the date of transfer unless we deem them non-recoverable in the future. If that were to occur, we would record a valuation allowance.

As of June 19, 2009, the value of the notes that we effectively owned from the 2009 note sale was approximately $81 million, which we classified as $1 million of “Loans to timeshare owners” and $80 million of “Other assets” in our Condensed Consolidated Balance Sheets. During the second quarter, we recorded approximately $3 million of interest income associated with these effectively owned notes.

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

13.	Long-term Debt

Our long-term debt at June 19, 2009, and January 2, 2009, consisted of the following:

($ in millions)	June 19, 2009	January 2, 2009
Senior Notes:
Series C, interest rate of 7.875%, face amount of $76, maturing September 15, 2009	$76	$76
Series F, interest rate of 4.625%, face amount of $348, maturing June 15, 2012	347	347
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015	301	349
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016	289	314
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017	291	335
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013	398	397
$2.4B Effective Credit Facility, average interest rate of 0.959% at June 19, 2009	896	969
Other	251	308

	2,849	3,095
Less current portion	(136)	(120)

	$2,713	$2,975

As of the end of our 2009 second quarter, all debt was unsecured. At the end of the 2009 second quarter, we had long-term public debt ratings of BBB- from Standard and Poor’s and Baa3 from Moody’s.

In the first half of 2009, we repurchased $122 million principal amount of our Senior Notes in the open market, across multiple series. We recorded a gain of $21 million for the debt extinguishment representing the difference between the acquired debt’s purchase price of $98 million and its carrying amount of $119 million.

As discussed in more detail in Footnote No. 13, “Long-term debt,” of our 2008 Form 10-K, we are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for borrowings and letters of credit and supported our commercial paper program. The effective size of the Credit Facility is approximately $2.4 billion.

Until the 2008 fourth quarter, we regularly issued short-term commercial paper primarily in the United States and, to a much lesser extent, in Europe. We classified outstanding commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis. We reserved unused capacity under our Credit Facility to repay outstanding commercial paper borrowings in the event that the commercial paper market was not available to us for any reason when outstanding borrowings mature.

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

Our Standard and Poor’s commercial paper rating at the end of the 2009 second quarter was A3 and the market for A3 commercial paper is currently very limited. It would be very difficult to rely on the use of this market as a meaningful source of liquidity, and we do not anticipate issuing commercial paper under these circumstances.

Given our borrowing capacity under the Credit Facility, fluctuations in the commercial paper market or the costs at which we can issue commercial paper have not affected our liquidity, and we do not expect them to do so in the future.

Although we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and improve hotels, as well as to develop timeshare properties. Capital markets were disrupted in the fourth quarter of 2008 and remain challenging due to the worldwide financial crisis. See the “Cash Requirements and Our Credit Facilities” discussion in the “Liquidity and Capital Resources” section of this report for additional information regarding our Credit Facility.

14.	Comprehensive Income and Capital Structure

The following tables detail comprehensive income attributable to Marriott, comprehensive income attributable to noncontrolling interests, and consolidated comprehensive income for the twelve and twenty-four weeks ended June 19, 2009, and June 13, 2008.

	Attributable to Marriott		Attributable to Noncontrolling Interests		Consolidated
($ in millions)	Twelve Weeks Ended		Twelve Weeks Ended		Twelve Weeks Ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
Net income (loss)	$37	$157	$(2)	$(2)	$35	$155
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23	3	—	—	23	3
Other derivative instrument adjustments	(5)	19	—	—	(5)	19
Unrealized gains (losses) on available-for-sale securities	5	(1)	—	—	5	(1)

Total other comprehensive (loss) income, net of tax	23	21	—	—	23	21

Comprehensive (loss) income	$60	$178	$(2)	$(2)	$58	$176

	Attributable to Marriott		Attributable to Noncontrolling Interests		Consolidated
($ in millions)	Twenty-Four Weeks Ended		Twenty-Four Weeks Ended		Twenty-Four Weeks Ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
Net income (loss)	$14	$278	$(4)	$(3)	$10	$275
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12	16	—	—	12	16
Other derivative instrument adjustments	(4)	10	—	—	(4)	10
Unrealized gains (losses) on available-for-sale securities	3	(6)	—	—	3	(6)

Total other comprehensive (loss) income, net of tax	11	20	—	—	11	20

Comprehensive (loss) income	$25	$298	$(4)	$(3)	$21	$295

The following table details changes in shareholders’ equity, including changes in equity attributable to Marriott shareholders and changes in equity attributable to the noncontrolling interests. We have restated common shares outstanding to reflect the stock dividend that was declared on May 1, 2009. The stock dividend will be distributed in the 2009 third quarter on July 30, 2009, to shareholders of record as of June 25, 2009.

(in millions, except per share amounts)			Equity Attributable to Marriott Shareholders
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Treasury Stock Dividends Distributable	Equity Attributable to Non- controlling Interests
350.8	Balance at January 2, 2009	$1,391	$5	$3,590	$3,565	$(5,765)	$(15)	$—	$11
—	Net income (loss)	10	—	—	14	—	—	—	(4)
—	Other comprehensive income	11	—	—	—	—	11	—	—
—	Dividends	(31)	—	—	(62)	—	—	31	—
3.2	Employee stock plan issuance	41	—	(52)	23	70	—	—	—
	Other	(3)	—	—	—	—	—	—	(3)
—	Purchase of treasury stock	—	—	—	—	—	—	—	—

354.0	Balance at June 19, 2009	$1,419	$5	$3,538	$3,540	$(5,695)	$(4)	$31	$4

15.	Contingencies

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at June 19, 2009, are as follows:

($ in millions)
Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings at June 19, 2009
Debt service	$37	$1
Operating profit	158	25
Other	96	7

Total guarantees where we are the primary obligor	$291	$33

The liability for expected future fundings at June 19, 2009, is included in our Condensed Consolidated Balance Sheets as follows: $5 million in the “Other payables and accruals” line item and $28 million in the “Other long-term liabilities” line item.

Our guarantees of $291 million listed in the preceding table include $31 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties, along with $3 million of debt service guarantees that will not be in effect until the underlying debt has been funded, and $5 million of other guarantees that will not be in effect until certain requirements are met.

The guarantees of $291 million in the preceding table do not include $188 million of guarantees that we anticipate will expire in the years 2011 through 2013, related to Senior Living Services lease obligations totaling $131 million and lifecare bonds of $57 million for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and $8 million of the lifecare bonds, and CNL Retirement Properties, Inc., which subsequently merged with Health Care Property Investors, Inc. (“HCP”), is the primary obligor of $47 million of the lifecare bonds. Five Star is the primary obligor of the remainder of the lifecare bonds. Prior to our sale of the Senior Living Services business in 2003, these preexisting guarantees were guarantees by us of obligations of consolidated Senior Living Services subsidiaries. Sunrise and HCP have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. While we currently do not expect to fund under the guarantees, according to recent SEC filings made by Sunrise there has been a significant deterioration in Sunrise’s financial position and access to liquidity; accordingly, Sunrise’s continued ability to meet these guarantee obligations cannot be assured.

The table also does not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $64 million. Most of these obligations expire at the end of 2020. CTF Holdings Ltd. (“CTF”) had originally made available €35 million in cash collateral in the event that we are required to fund under such guarantees (approximately €6 million [$9 million] remained at the end of the 2009 second quarter). Our contingent liability exposure of approximately $64 million will decline as CTF obtains releases from the landlords and these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future.

In addition to the guarantees noted in the preceding table, we have provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $586 million. Payments for cost overruns for this project will be satisfied by the joint venture through contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 34 percent. We do not expect to fund under the guarantee. At the end of the 2009 second quarter, the carrying value of the liabilities associated with this project completion guarantee was $6 million. We have provided a project completion guarantee to another lender for a project with an estimated aggregate total cost of $465 million. Payments for cost overruns for this project will be satisfied by the joint venture through contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 20 percent. We do not expect to fund under the guarantee. At June 19, 2009, the carrying value of the liabilities associated with this project completion guarantee was $3 million.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted previously, we had the following commitments outstanding as of June 19, 2009:

•

$7 million of loan commitments we have extended to owners of lodging properties, under which we expect to fund approximately $5 million, which expire as follows: $2 million within one year and $3 million in two to three years. We do not expect to fund the remaining $2 million of commitments, which expire within one year.

•

Commitments to invest up to $51 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel-anchored mixed-use real estate projects: $28 million of these investment commitments expire in one to two years; $3 million expire within three years; and $20 million expire in more than three years. Of the $51 million in commitments, we expect to fund $3 million within one year; $38 million in one to two years; and $10 million within three years.

•

Commitments, with no expiration date, to fund up to $18 million in joint ventures for development of new properties of which we expect to fund $6 million within one year and $12 million within three years.

•	A commitment, with no expiration date, to invest up to $8 million in a joint venture of which we have funded $1 million and have $7 million remaining that we do not expect to fund.

•

A commitment, subject to certain conditions, to invest up to $49 million (€35 million) into a new fund, which we expect will be capitalized and launched within six to 18 months, to purchase or develop Marriott hotels in Western Europe that will be managed exclusively by us. After the initial closing of the fund, we expect that our commitment will expire after four years and be funded over more than three years.

•	A commitment to invest up to $28 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

At June 19, 2009, we also had $139 million of letters of credit outstanding, the majority of which related to our self-insurance programs. Surety bonds issued as of June 19, 2009, totaled $437 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

16.	Derivative Instruments

We adopted FAS No. 161 on January 3, 2009, the first day of our 2009 fiscal year. FAS No. 161 enhances the current disclosure framework for derivative instruments and hedging activities. In this initial year of adoption, we have elected not to present earlier periods for comparative purposes.

The designation of a derivative instrument as a hedge and its ability to meet the FAS No. 133 hedge accounting criteria determines how the change in fair value of the derivative instrument will be reflected in the Condensed Consolidated Financial Statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows or fair value and the documentation standards of FAS No. 133 are fulfilled at the time we enter into the derivative contract. A hedge is designated as a cash flow hedge, fair value hedge, or a net investment in foreign operations hedge based on the exposure being hedged. The asset or liability value of the derivative will change in tandem with its fair value. Changes in fair value, for the effective portion of qualifying hedges, are recorded in other comprehensive income (“OCI”). The derivative’s gain or loss is released from OCI to match the timing of the underlying hedged cash flows effect on earnings.

We review the effectiveness of our hedging instruments on a quarterly basis, we recognize current period hedge ineffectiveness immediately in earnings, and we discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. Upon termination of cash flow hedges, we release gains and losses from OCI based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected timeframe. Such untimely transactions require us to immediately recognize in earnings gains and losses previously recorded in OCI.

Changes in interest rates, foreign exchange rates, and equity securities expose us to market risk. We manage our exposure to these risks by monitoring available financing alternatives, as well as through development and application of credit granting policies. We also use derivative instruments, including cash flow hedges, net investment in foreign operations hedges, fair value hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk and we do not use derivatives for trading or speculative purposes.

Our use of derivative instruments to manage market risks exposes us to the risk that a counterparty could default on a derivative contract. Our financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. We manage our exposure to counterparty risk by requiring specific minimum credit standards for our counterparties and by spreading our derivative contracts among diverse counterparties. As of June 19, 2009, we had derivative contracts outstanding with seven investment grade counterparties.

In the event that we were to default under a derivative contract or similar obligation, our derivative counterparty would generally have the right, but not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value. Although the netting terms of our derivative contracts vary by agreement, in a settlement following a default, the liability positions under some of these contracts would be netted against the asset positions with the same counterparty. At June 19, 2009, we had open derivative contracts in a liability or net liability position with a total fair value of $9 million.

During the second quarter of 2009, we used the following derivative instruments to mitigate our interest rate and foreign currency exchange rate risks:

Cash Flow Hedges

During 2008, we entered into interest rate swaps to manage interest rate risk associated with forecasted timeshare note sales. During 2008, eleven swaps were designated as cash flow hedges under FAS No. 133. We terminated nine of the eleven swaps in 2008 and recognized a $6 million loss in “Timeshare sales and services” revenue in our 2008 full-year income statement. The remaining two swaps became ineffective in the fourth quarter of 2008. We recognized a $12 million loss in “Timeshare sales and services” revenue in our full-year 2008 income statement and no longer accounted for them as cash flow hedges under FAS No. 133. We terminated these swaps in the first quarter of 2009 and recognized no additional gain or loss.

During the 2009 first quarter and fiscal years 2008 and 2007, we entered into forward foreign exchange contracts to hedge the risk associated with forecasted transactions for contracts and fees denominated in foreign currencies. These contracts have terms of less than three years.

Net Investment Hedges

During the 2009 second quarter, we entered into forward foreign exchange contracts to manage our risk of currency exchange rate volatility associated with certain of our investments in foreign operations. The contracts offset the gains and losses associated with translation adjustments for various investments in foreign operations.

Fair Value Hedges

In 2003, we entered into an interest rate swap to address interest rate risk. Under this agreement, which has an aggregate notional amount of $92 million and matures in 2010, we receive a floating rate of interest and pay a fixed rate of interest. The swap modifies our interest rate exposure by effectively converting a note receivable with a fixed rate to a floating rate. We classify this swap as a fair value hedge under FAS No. 133 and we recognize the change in the fair value of the swap, as well as the change in the fair value of the underlying note receivable, in interest income. Due to the structure of the swap, the change in its fair value moves in tandem with the change in fair value of the underlying note receivable. The hedge is highly effective and, therefore, we reported no net gain or loss during the first half of 2009.

Derivatives not Designated as Hedging Instruments Under FAS No. 133

In certain note sale transactions, we use interest rate swaps to limit the variability in the value of the excess spread (or the difference between the loan portfolio average fixed coupon rate and the variable rate expected by the note investors) due to changing interest rates. Although we expect to receive the excess spread, we provide interest rate swaps for the benefit of the investors in the event the underlying notes do not perform as expected. The interest rate swaps used in some conduit note sale transactions move inversely to the movement in the excess spread and thus provide a natural hedge in the transaction. We use multiple interest rate swaps, including differential swaps, in some of the term asset backed securities transactions that largely offset one another to the extent that the sold notes prepay within expectations. Given the natural hedges provided by both of these types of transactions, we did not apply FAS No. 133 hedge accounting to these interest rate swaps. In certain deals, we sell a portfolio of fixed-coupon consumer loans to investors who require a variable rate of return. If unhedged, an increase in the variable rate of those deals would compress the excess spread, therefore we enter into these interest rate swaps to preserve the excess spread at the level expected by the investors.

At the end of the 2009 second quarter, we had six such swap agreements. Due to market conditions, we were required to enter into a differential swap, representing two of our six outstanding swaps, related to our retained interests for our 2009 first quarter note sale. These swaps expire through 2022.

We do not apply the standards of FAS No. 133 to some of our foreign exchange contracts because there is no material timing difference between the recognition of the gain or loss on the underlying asset or liability and the gain or loss on the derivative instrument. During the first half of 2009 and for fiscal year 2008, we entered into these forward contracts to hedge foreign currency denominated net monetary assets and/or liabilities. We anticipate entering into similar contracts when these contracts expire in the third quarter of 2009. Examples of monetary assets and liabilities that we hedge include, but are not limited to, cash, receivables, payables, and debt. Pursuant to FAS No. 52, “Foreign Currency Translation,” the gains or losses on such forward contracts are computed by multiplying the foreign currency amount of the forward contract by the difference between the spot rate at the balance sheet date and the spot rate at the date of inception of the forward contract (or the spot rate last used to measure a gain or loss on that contract for an earlier period).

The following tables summarize the fair value of our derivative instruments, and the effect of derivative instruments on our Condensed Consolidated Statements of Income and “Comprehensive income.”

Fair Value of Derivative Instruments

($ in millions)	Balance Sheet Location	Fair Value at June 19, 2009	Notional Amount at June 19, 2009
Derivatives designated as hedging instruments under FAS No. 133 (1)

Liability Derivatives
Interest rate swaps	Other long-term liabilities	$(4)	$92
Foreign exchange forwards	Other payables and accruals	(4)	46
Net investment hedges	Other payables and accruals	—	16

Total liabilities under FAS No. 133		$(8)

Derivatives not designated as hedging instruments under FAS No. 133 (1)

Asset Derivatives
Interest rate swaps (2)	Other long-term liabilities	$4	$200
Foreign exchange forwards(2)	Other payables and accruals	1	94

Total asset derivatives not under FAS No. 133		$5

Liability Derivatives
Interest rate swaps (2)	Other long-term liabilities	$(5)	$270
Foreign exchange forwards(2)	Other payables and accruals	(1)	219

Total liability derivatives not under FAS No. 133		$(6)

(1)	See Footnote No. 6, “Fair Value Measurements,” for additional information on the fair value of our derivative instruments.

(2)	Derivatives are subject to master netting agreement in accordance with FASB Interpretation No. 39.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income

($ in millions)	Location of Gain/Loss Recognized in Income	Gain (Loss) Recognized in Income
		Twelve Weeks Ended June 19, 2009	Twenty-Four Weeks Ended June 19, 2009
FAS No. 133 cash flow hedges

Foreign exchange forwards	Base management fees	$2	$3
Foreign exchange forwards	Franchise fees	—	1

Total gain from FAS No. 133 cash flow hedges		$2	$4

Derivatives not designated as hedging instruments under FAS No. 133
Interest rate swaps	Timeshare sales and services	1	1
Foreign exchange forwards	General, administrative, and other	(17)	(8)

Total (loss) from derivatives not under FAS No. 133		(16)	(7)

Total (loss) recognized in income		$(14)	$(3)

The Effect of Derivative Instruments on the Statement of Comprehensive Income (1), (2)

($ in millions)	FAS No. 133 Cash Flow Hedges Foreign Exchange Forwards	FAS No. 133 Net Investment Foreign Exchange Forwards
Deferred gains (losses) from derivatives in OCI at January 3, 2009	$6	$1
Gains (losses) recognized in OCI from derivatives	3	1
Gains (losses) reclassified from OCI (effective portion) to:
Base management fees	(1)	—
Franchise fees	(1)	—

Deferred gains (losses) from derivatives in OCI at March 27, 2009	$7	$2
Gains (losses) recognized in OCI from derivatives	(3)	(1)
Gains (losses) reclassified from OCI (effective portion) to:
Base management fees	(2)	—
Franchise fees	—	—

Deferred gains (losses) from derivatives in OCI at June 19, 2009	$2	$1

Forecasted reclassification of derivative gains (losses) from OCI in the next 12 months to
Base management fees	$2	$—
Franchise fees	—	—
Incentive management fees	—	—

Total forecasted recognition of derivative gains (losses)	$2	$—

(1)	For additional information, see Footnote No. 14, “Comprehensive Income and Capital Structure.”

(2)	There was no ineffective portion of our derivatives in the first half of 2009; therefore, no amount required reclassification from OCI due to ineffectiveness.

17.	Business Segments

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

Revenues

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
North American Full-Service Segment	$1,142	$1,371	$2,308	$2,678
North American Limited-Service Segment	471	538	912	1,026
International Segment	250	399	497	751
Luxury Segment	324	403	675	790
Timeshare Segment	355	461	632	863

Total segment revenues	2,542	3,172	5,024	6,108
Other unallocated corporate	20	13	33	24

	$2,562	$3,185	$5,057	$6,132

Income from Continuing Operations Attributable to Marriott

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
North American Full-Service Segment	$71	$129	$140	$224
North American Limited-Service Segment	72	112	105	198
International Segment	27	65	64	129
Luxury Segment	15	23	(7)	49
Timeshare Segment	(35)	70	(52)	74

Total segment financial results	150	399	250	674
Other unallocated corporate	(47)	(77)	(71)	(125)
Interest expense, interest income, and provision for loan losses	(20)	(29)	(85)	(58)
Income taxes	(46)	(140)	(80)	(216)

	$37	$153	$14	$275

Net Losses Attributable to Noncontrolling Interests

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
International Segment	$—	$(1)	$—	$(1)
Timeshare Segment	4	4	7	6

Total segment net losses attributable to noncontrolling interests	4	3	7	5
Provision for income taxes	(2)	(1)	(3)	(2)

	$2	$2	$4	$3

Equity in (Losses) Earnings of Equity Method Investees

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
North American Full-Service Segment	$—	$1	$—	$1
North American Limited-Service Segment	(1)	1	(4)	1
International Segment	(1)	(6)	(1)	1
Luxury Segment	(1)	—	(31)	—
Timeshare Segment	(1)	2	(2)	7

Total segment equity in (losses) earnings	(4)	(2)	(38)	10
Other unallocated corporate	—	(1)	—	14

	$(4)	$(3)	$(38)	$24

Assets

	At Period End
($ in millions)	June 19, 2009	January 2, 2009
North American Full-Service Segment	$1,196	$1,287
North American Limited-Service Segment	479	467
International Segment	867	832
Luxury Segment	648	715
Timeshare Segment	3,504	3,636

Total segment assets	6,694	6,937
Other unallocated corporate	2,049	1,966

	$8,743	$8,903

We estimate that, for the 20-year period from 2009 through 2028, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $3.2 billion. See Footnote No. 9, “Inventory” for additional information about the current weak demand environment.

18.	Restructuring Costs and Other Charges

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

Restructuring Costs

As part of the restructuring actions we began in the fourth quarter of 2008, we initiated further cost savings measures in the 2009 first and second quarters associated with our Timeshare segment, hotel development, above-property level management, and corporate overhead. These further measures resulted in additional restructuring costs of $35 million in the first half of 2009, $33 million of which were incurred in the second quarter. These first half 2009 restructuring costs included: (1) $12 million in severance costs related to the reduction of 854 employees, $10 million of which were incurred in the second quarter for 749 employees terminated during the quarter (the majority of whom were given notice of termination by June 19, 2009); (2) $22 million in facilities exit costs incurred in the second quarter of 2009; and (3) $1 million related to the write-off of capitalized costs relating to development projects no longer deemed viable in the second quarter of 2009. The severance costs do not reflect amounts billed out separately to owners for property-level severance costs. The $10 million of severance costs we recorded in the 2009 second quarter reflected a portion of the $8 million to $13 million in costs that, as disclosed in our 2009 First Quarter Form 10-Q, we expected to incur in the second through fourth quarter of 2009. Of the $22 million of facilities exit costs we recorded in the 2009 second quarter, $5 million reflected a portion of the $3 million to $5 million in costs that, as disclosed in our 2009 First Quarter Form 10-Q, we expected to incur in the second through fourth quarter of 2009 and $17 million reflected incremental costs that we incurred as a result of further cost savings measures we implemented in the second quarter.

As part of the restructuring efforts in our Timeshare segment, we reduced and consolidated sales channels in the United States and closed down certain operations in Europe in the fourth quarter of 2008. We recorded Timeshare restructuring costs of $28 million in the 2008 fourth quarter. We recorded further Timeshare restructuring costs in the first half of 2009 of $31 million including: (1) $8 million in severance costs, of which $7 million were incurred in the second quarter of 2009; (2) $22 million in facility exit costs incurred in the second quarter of 2009, primarily associated with noncancelable lease costs in excess of estimated sublease income arising from the reduction in personnel, ceased use of certain lease facilities, and $3 million in fixed asset impairments; and (3) $1 million related to the write-off of capitalized costs relating to development projects no longer deemed viable in the second quarter of 2009. In connection with these initiatives, we expect to incur an additional $2 million to $4 million related to severance and fringe benefits and $2 million to $4 million related to ceasing use of additional noncancelable leases in 2009. In addition, we are currently assessing strategic alternatives for each of our Timeshare projects to address the weak demand environment, including among other things, our future development plans and inventory requirements, and determining what, if any, pricing adjustments may be appropriate to stimulate Timeshare segment sales and accelerate cash flows and returns. It is possible that changes to our plans could have a material impact on the carrying value of certain projects in our inventory and result in impairment or other charges. We expect to complete the portion of our restructuring efforts related to our Timeshare segment, including any adjustments related to inventory that may arise as a result of our assessment of strategic alternatives, by year-end 2009.

As part of the hotel development restructuring efforts across several of our Lodging segments in the fourth quarter of 2008, we discontinued certain development projects that required our investment. We recorded restructuring costs in the 2008 fourth quarter of $24 million. We recorded further hotel development restructuring costs in the first half of 2009 of $1 million for severance and fringe benefit costs, none of which was incurred in the second quarter of 2009. In connection with these initiatives, we expect to incur at least an additional $2 million related to severance and fringe benefits. We expect to complete this restructuring by year-end 2009.

We also implemented restructuring initiatives by reducing above property-level lodging management personnel and corporate overhead. We incurred 2008 fourth quarter restructuring costs of $3 million primarily reflecting severance and fringe benefit costs. We recorded further restructuring costs in the second quarter of 2009 of $3 million for severance and fringe benefit costs. In connection with these initiatives, we expect to incur at least an additional $2 million to $3 million related to severance and fringe benefits in 2009. We expect to complete this restructuring by year-end 2009.

Other Charges

We also incurred $151 million of other charges in the first half of 2009, of which $24 million were incurred in the second quarter of 2009, as detailed in the following paragraphs.

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

As a result of the Company’s decisions to stop funding these cash flow shortfalls and based on our internal analysis of expected future discounted cash flows, we determined that we may not recover two security deposits totaling $49 million. We used Level 3 inputs for our discounted cash flows analysis in accordance with FAS No. 157. Our assumptions included property level proformas, growth rates, and inflation. We recorded an impairment charge of $49 million in the first quarter of 2009 to fully reserve these security deposits in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income. In the 2009 first quarter, we applied the remaining $11 million of the $16 million liability established in the fourth quarter of 2008 against this impairment. In the tables that follow, see the “Impairment of investments and other” caption, which includes the $49 million impairment charge, and the “Reserves for expected fundings” caption, which includes the $11 million reduction in the liability.

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

Accounts Receivable-Bad Debts and Charges for Guarantees

We expect to fund under cash flow guarantees for two properties that have experienced cash flow shortfalls. We do not deem these guarantee fundings to be recoverable, and have therefore recorded a charge of $2 million to reflect these obligations during the 2009 second quarter. During the quarter we also reserved a $1 million accounts receivable balance, which on analysis we deemed to be uncollectible as a result of the unfavorable hotel operating environment. We have recorded both 2009 second quarter charges in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income. See the “Accounts receivable and guarantee charges” caption in the tables that follow that includes these charges.

Reserves for Loan Losses

From time to time, we advance loans to owners of properties that we manage. As a result of the continued downturn in the economy, certain hotels have experienced significant declines in profitability and the owners may not be able to meet debt service obligations to us or, in some cases, to third-party lending institutions. In the first quarter of 2009, we determined that two loans made by us may not be repaid. Due to the expected loan losses, we fully reserved these loans and recorded a charge of $42 million in the first quarter of 2009. We also recorded an additional $1 million in the second quarter of 2009 related to two loans, and the total $43 million is reflected in the “Provision for loan losses” caption in our Condensed Consolidated Statements of Income. See the “Reserves for loan losses” caption in the tables that follow, which includes this provision.

Timeshare Residual Interests Valuation

The fair market value of our residual interests in timeshare notes sold declined in the first quarter of 2009 primarily due to an increase in the market rate of interest at which we discount future cash flows to estimate the fair market value of the retained interests. The fair market value of our residual interests in timeshare notes sold also declined in the second quarter of 2009 primarily due to certain previously securitized loan pools reaching performance triggers, partially offset by a decrease in the market rate of interest at which we discount future cash flows to estimate the fair market value of the retained interests. The increase in the market rate of interest in the 2009 first quarter reflected an increase in defaults caused by the continued deteriorating economic conditions. As a result of this change, we recorded an $11 million charge in the 2009 first quarter. Seven previously securitized loan pools reached performance triggers as a result of increased defaults, one pool in March 2009, and the other six pools in April and May 2009. These performance triggers effectively redirected the excess spread we typically receive each month to accelerate returns to investors. As a result, we recorded a $2 million charge in the first quarter of 2009 and a $17 million charge in the 2009 second quarter. The $17 million unfavorable impact of these performance triggers was partially offset by a $5 million favorable impact from changes in assumptions related to discount rate, defaults and prepayments, resulting in a net $12 million charge in the second quarter of 2009. We recorded these charges in the “Timeshare sales and services” caption in our Condensed Consolidated Statements of Income. See the “Residual interests valuation” caption in the tables that follow, which includes these charges. The tables summarizing the changes to our Level 3 assets and liabilities in Footnote No. 6, “Fair Value Measurements,” reflect the $25 million in total charges for the first half of 2009 on the “Included in earnings” line, which also reflects a partial offset due to other changes in the underlying assumptions that impact the fair value of the residual interests.

Timeshare Contract Cancellation Allowances

Our financial statements reflect net contract cancellation allowances of $4 million recorded in the first quarter of 2009 and $1 million recorded in the second quarter of 2009, in anticipation that a portion of contract revenue and costs previously recorded for certain projects under the percentage-of-completion method will not be realized due to contract cancellations prior to closing. We have an equity method investment in one of these projects, and accordingly, we reflected $2 million of the $5 million in the first half of 2009 in the “Equity in (losses) earnings” caption in our Condensed Consolidated Statements of

Income. The remaining net $3 million of contract cancellation allowances consisted of a reduction in revenue, net of adjustments to product costs and other direct costs and was recorded in Timeshare sales and services revenue, net of direct costs. See the “Contract cancellation allowances” caption in the tables that follow, which includes this net allowance.

Timeshare Software Development Write-off

During the second quarter of 2009, we recorded an impairment of $7 million for the write-off of capitalized software development costs related to a software project we have decided not to further develop. We concluded that continued development of this software was not cost effective given continued cost savings initiatives associated with the challenging business environment and we will instead pursue alternative lower cost solutions.

Summary of Restructuring Costs and Other Charges

The following table is a summary of the restructuring costs and other charges we recorded in the first half of 2009 and through the second quarter of 2009, as well as our remaining liability at the end of the second quarter of 2009:

($ in millions)	Restructuring Costs and Other Charges Liability at January 2, 2009	Total Charge (Reversal) in the First Half of 2009		Cash Payments in the First Half of 2009	Restructuring Costs and Other Charges Liability at June 19, 2009	Total Cumulative Restructuring Costs through the 2009 Second Quarter (3)
Severance-Timeshare	$11	$8		$13	$6	$22
Facilities exit costs-Timeshare	5	22	(1)	2	22	27
Development cancellations-Timeshare	—	1		—	—	10

Total restructuring costs-Timeshare	16	31		15	28	59

Severance-hotel development	2	1		2	1	3
Development cancellations-hotel development	—	—		—	—	22

Total restructuring costs-hotel development	2	1		2	1	25

Severance-above property-level management	2	3		2	3	6

Total restructuring costs-above property-level management	2	3		2	3	6

Total restructuring costs	20	35		19	32	$90

Impairment of investments and other	—	79		—	—
Accounts receivable and guarantee charges	—	3		—	2
Reserves for expected fundings	16	(11)		4	1
Reserves for loan losses	—	43		—	—
Residual interests valuation	—	25		—	—
Contract cancellation allowances	—	5		—	—
Software development write-off	—	7		—	—

Total other charges	16	151	(2)	4	3

Total restructuring costs and other charges	$36	$186		$23	$35

(1)	Reflects $3 million of non-cash facilities exit costs related to fixed asset impairments.

(2)	Reflects $160 million of non-cash other charges, which exclude the $11 million reversal of reserves for expected fundings and $2 million of guarantee charges.

(3)	Includes charges recorded in the 2008 fourth quarter through the 2009 second quarter.

The following tables provide further detail on the restructuring costs and other charges incurred in the second quarter of 2009, first half of 2009, and cumulative restructuring costs incurred through the second quarter of 2009, including a breakdown of these charges by segment:

Second Quarter 2009 and Cumulative

Operating Income Impact

($ in millions)	North American Full-Service Segment	North American Limited- Service Segment	International Segment	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Restructuring Costs-Second Quarter 2009:
Severance	$—	$—	$2	$—	$7	$1	$10
Facilities exit costs	—	—	—	—	22	—	22
Development cancellations	—	—	—	—	1	—	1

Total restructuring costs-second quarter 2009	$—	$—	$2	$—	$30	$1	$33

Restructuring Costs-First Half 2009:
Severance	$—	$—	$2	$—	$8	$2	$12
Facilities exit costs	—	—	—	—	22	—	22
Development cancellations	—	—	—	—	1	—	1

Total restructuring costs-first half 2009	$—	$—	$2	$—	$31	$2	$35

Restructuring Costs-Cumulative through Second Quarter 2009(1):
Severance	$—	$—	$2	$1	$22	$6	$31
Facilities exit costs	—	—	—	—	27	—	27
Development cancellations	—	—	—	—	10	22	32

Total restructuring costs- cumulative through second quarter 2009	$—	$—	$2	$1	$59	$28	$90

Other Charges-First Half 2009:
Impairment of investments and other	$7	$42	$—	$—	$—	$—	$49
Accounts receivable and guarantee charges	—	—	2	1	—	—	3
Reversal of charges related to expected fundings	—	(11)	—	—	—	—	(11)
Residual interests valuation	—	—	—	—	25	—	25
Contract cancellation allowances	—	—	—	—	3	—	3
Software development write-off	—	—	—	—	7	—	7

Total other charges-first half 2009	$7	$31	$2	$1	$35	$—	$76

(1)	Includes charges recorded in the 2008 fourth quarter through the 2009 second quarter.

First Half 2009 Non-Operating

Impact

($ in millions)	Provision for Loan Losses	Equity in Earnings	Total
Impairment of investments-Luxury segment	$—	$30	$30
Reserves for loan losses (1)	43	—	43
Contract cancellations allowances-Timeshare segment	—	2	2

Total	$43	$32	$75

(1)	Includes $14 million loan loss provision related to Limited-Service properties and a $29 million loan loss provision related to a Luxury project in development.

The following table provides further detail on restructuring costs we expect to incur in the second half of 2009, including a breakdown by segment:

Third Quarter to Fourth Quarter 2009

Expected Operating Income Impact

($ in millions)	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Severance	$1	$2-4	$3-4	$6-9
Facilities exit costs	—	2-4	—	2-4
Development cancellations	—	—	—	—

Total restructuring costs	$1	$4-8	$3-4	$8-13

19.	Variable Interest Entities

In accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), we analyze our variable interests including loans, guarantees, and equity investments, to determine if the entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and financial agreements. We also use our quantitative and qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.

We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets fractional ownership and residential interests, and we consolidate the entity because we are the primary beneficiary. We concluded that the entity is a variable interest entity because the voting rights are not proportionate to the economic interests. The loan we provided to the entity replaced the original senior loan, and at June 19, 2009, had a principal balance of $74 million and an accrued interest balance of $22 million. The variable interest entity uses the loan facility to fund its net cash flow. The loan’s outstanding principal balance increased by $2 million compared to the quarter ended March 27, 2009. At June 19, 2009, the carrying amount of consolidated assets included within our Condensed Consolidated Balance Sheet that are collateral for the variable interest entity’s obligations totaled $109 million and comprised $107 million of real estate held for development, property, equipment, and other assets and $2 million of cash. Further, at June 19, 2009, the carrying amount of the consolidated liabilities and noncontrolling interests included within our Condensed Consolidated Balance Sheets for this variable interest entity totaled $22 million and $5 million, respectively. The creditors of this entity do not have general recourse to our credit.

Our Timeshare segment uses several special purpose entities to maintain ownership of real estate in certain jurisdictions in order to facilitate sales within the Asia Pacific Points Club (the “Club”). Although we have no equity ownership in the Club itself, we absorb the variability in the assets of the Club to the extent that inventory has not been sold to the ultimate Club member. The Club is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. We determined that we were the primary beneficiary of these entities based upon the proportion of variability that we absorb compared to Club members. At June 19, 2009, the carrying amount of inventory associated with the Club was $70 million, of which $40 million resulted from the consolidation of these special purpose entities and $30 million resulted from inventory and deposits in wholly owned subsidiaries that will be transferred to the Club structure in the future in order to facilitate the sale of the real estate interests.

In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” of our 2007 Form 10-K, under the caption “2005 Acquisitions,” we manage certain hotels on behalf of four tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At the end of the 2009 second quarter, the number of hotels totaled 14. The entities have minimal equity and minimal assets comprised of hotel working capital. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from their guarantees in connection with these properties. The terms of the trust require that the cash flows for the four tenant entities be pooled for purposes of making rent payments and determining cash flow shortfalls. At the end of the 2009 second quarter, the trust account held approximately $19 million. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not bear the majority of the expected losses. We are secondarily liable (after exhaustion of funds from the trust account) for rent payments for eight of the 14 hotels in the event that there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these eight hotels totaled approximately $82 million. In addition, we are also secondarily liable for rent payments of up to an aggregate cap of $36 million for the six other hotels in the event that there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments for which we are secondarily liable.

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

BUSINESS AND OVERVIEW

Lodging

The deepening economic recession, the global credit crisis, and eroding consumer confidence all contributed to a difficult business environment in the first half of 2009. Lodging demand in the United States, as well as internationally, remained soft throughout the first half of 2009, as a result of slowing economic growth while hotel room supply increased in several markets. Outside the United States, concerns in the 2009 second quarter regarding the H1N1 virus also impacted demand in Mexico and some markets in Asia. Demand for our luxury properties remained particularly weak. We experienced continued weakness associated with both group and business transient demand. While group meeting cancellations have moderated in the 2009 second quarter, we continued to experience significant attrition rates from expected attendance at meetings. As compared to the 2009 first quarter, leisure demand has improved in the 2009 second quarter, largely due to significant discounting. Through these challenging times, our strategy and focus continues to be to preserve profit margins by driving revenue, increasing our market share and managing costs.

We currently have over 110,000 rooms in our lodging development pipeline. During the first half of 2009, we opened 17,276 rooms (gross), which included 298 residential units. Approximately 8 percent of these rooms were conversions from competitor brands and 30 percent of the new rooms were located outside the United States. For the full 2009 fiscal year, we expect to open approximately 30,000 rooms (gross), not including residential units or timeshare units.

Responding to the challenging demand environment for hotel rooms, we continue to deploy a range of new sales promotions with a focus on leisure and group business opportunities to increase both property-level revenue and market share. These promotions are designed both to reward and retain loyal customers and to attract new guests. Our sophisticated revenue management tools allow us to monitor and respond quickly across our system to changing demand patterns. Marriott.com and our loyal Marriott Rewards member base are both low cost and high impact vehicles for our revenue generation efforts. In response to increased hesitancy to finalize group bookings, we have also implemented sales associate and customer incentives to close on business.

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

Properties in our system have instituted very tight cost controls. Given this slower demand environment, we continue to work aggressively to reduce costs and enhance property-level house profit margins by modifying menus and restaurant hours, reviewing and adjusting room amenities, relaxing some nonessential brand standards for hotels, cross-training personnel, utilizing personnel at multiple properties where feasible, eliminating certain positions, and not filling some vacant positions. We have also reduced above-property costs by scaling back systems, processing, and support areas that are allocated to the hotels. We have also not filled or eliminated certain above-property positions, and have encouraged, or, where legally permitted, required employees to use their vacation time accrued during the 2009 fiscal year. Additionally, we canceled certain hotel development projects in 2008.

Our lodging business model involves managing and franchising hotels, rather than owning them. At June 19, 2009, 48 percent of the hotel rooms in our system were operated under management agreements, 50 percent were operated under franchise agreements, and 2 percent were owned or leased by us. Our emphasis on management contracts and franchising tends to provide more stable earnings in periods of economic softness while continued unit expansion, reflecting properties added to our system, generates ongoing growth. With long-term management and franchise agreements, this strategy has allowed substantial growth while reducing financial leverage and risk in a cyclical industry. Additionally, we increase our financial flexibility by reducing our capital investments and adopting a strategy of recycling those investments we do make.

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

For our North American comparable company-operated properties, RevPAR decreased by 20.9 percent in the first half of 2009, compared to the year-ago period, reflecting weakness in most markets. Our 2009 fiscal year began on January 3, 2009, while the prior year included the New Year’s holiday. If RevPAR for the first half of 2009 was calculated for the twenty-four weeks beginning on December 27, 2008, RevPAR would have declined by an average of 22.5 percent for our North American comparable company-operated properties. For our comparable managed properties outside North America, RevPAR for the first half of 2009 also decreased versus the prior year period particularly in Mexico, China, Thailand, India, the United Arab Emirates, and Europe.

Timeshare

The recession, the global credit crisis, and weak consumer confidence also kept demand for timeshare intervals soft in the first half of 2009. Demand for Ritz-Carlton fractional and residential units was particularly weak. As a result, we slowed or canceled some development projects and closed less efficient timeshare sales offices in 2008 and 2009. We also increased marketing efforts and purchase incentives and eliminated or did not fill certain positions in 2008 and the first half of 2009. During the 2009 second quarter, we were able to increase sales over the 2009 first quarter through various sales promotions, including pricing adjustments.

As with Lodging, our Timeshare properties have instituted very tight cost controls, and we have not filled or eliminated certain above-property positions, and have encouraged, or, where legally permitted, required employees to use their vacation time accrued during the 2009 fiscal year. In addition, we are currently assessing strategic alternatives for each of our projects to address the weaker demand environment, including among other things, future development plans, inventory requirements and determining what, if any, pricing adjustments may be appropriate to stimulate sales and accelerate cash flows and returns. Changes to our plans could have a material impact on the carrying value of certain projects in our inventory and result in impairment or other charges. For additional information on our company-wide restructuring efforts, see our “Restructuring Costs and Other Charges” caption later in this section.

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

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks and twenty-four weeks ended June 19, 2009, compared to the twelve weeks and twenty-four weeks ended June 13, 2008. Including residential products, we opened 234 properties (35,200 rooms) while 18 properties (3,370 rooms) exited the system since the second quarter of 2008.

Revenues

Twelve Weeks. Revenues decreased by $623 million (20 percent) to $2,562 million in the second quarter of 2009 from $3,185 million in the second quarter of 2008, as a result of lower: cost reimbursements revenue ($317 million); Timeshare sales and service revenue ($105 million); owned, leased, corporate housing, and other revenue ($81 million); incentive management fees ($68 million (comprised of $51 million for North America and $17 million outside of North America)); base management fees ($35 million (comprised of $26 million for North America and $9 million outside of North America)); and franchise fees ($17 million).

The decrease in Timeshare sales and services revenue, to $283 million in the 2009 second quarter, from $388 million in the 2008 second quarter, primarily reflected lower demand for timeshare interval and fractional projects and lower financing revenue. Favorable reportability from projects that started sales or became reportable subsequent to the 2008 second quarter partially offset this decrease.

The decrease in owned, leased, corporate housing, and other revenue, to $238 million in the 2009 quarter, from $319 million in the 2008 second quarter, largely reflected $74 million of lower revenue for owned and leased properties, and $8 million of lower hotel agreement termination fees, partially offset by $5 million of increased branding fees associated with affinity card endorsements. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate totaled $19 million and $15 million in the second quarters of 2009 and 2008, respectively. The decrease in owned and leased revenue primarily reflected RevPAR declines associated with weak lodging demand.

The decrease in incentive management fees, to $35 million in the 2009 second quarter from $103 million in the 2008 second quarter, reflected lower property-level revenue, associated with weak demand and the associated lower property-level operating income and margins in the second quarter of 2009 compared to the second quarter of 2008. The impact of weak demand on incentive management fees was partially offset by the impact of strong cost controls. The decreases in base management fees, to

$126 million in the 2009 second quarter from $161 million in the 2008 second quarter, and franchise fees, to $93 million in the 2009 second quarter from $110 million in the 2008 second quarter, reflected RevPAR declines driven by weaker demand, partially offset by the impact of unit growth across the system.

Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. This revenue and related expense has no impact on either our operating income or net income attributable to us, because we record cost reimbursements based upon the costs incurred with no added markup. The decrease in cost reimbursements revenue, to $1,787 million in the 2009 second quarter from $2,104 million in the 2008 second quarter, reflected lower property-level costs, in response to weaker demand and cost controls, partially offset by the impact of growth across the system. We added 26 managed properties (8,098 rooms) and 179 franchised properties (21,965 rooms) to our system since the end of the 2008 second quarter, net of properties exiting the system.

Twenty-four Weeks. Revenues decreased by $1,075 million (18 percent) to $5,057 million in the first half of 2009 from $6,132 million in the first half of 2008, as a result of lower: cost reimbursements revenue ($540 million); Timeshare sales and service revenue ($222 million); owned, leased, corporate housing, and other revenue ($131 million); incentive management fees ($99 million (comprised of $73 million for North America and $26 million outside of North America)); base management fees ($58 million (comprised of $40 million for North America and $18 million outside of North America)); and franchise fees ($25 million).

The decrease in Timeshare sales and services revenue, to $492 million in the first half of 2009, from $714 million in the first half of 2008, primarily reflected lower demand for timeshare interval and residential projects and lower financing revenue. Favorable reportability from projects that became reportable subsequent to the first half of 2008 partially offset this decrease.

The decrease in owned, leased, corporate housing, and other revenue, to $458 million in the first half of 2009, from $589 million in the first half of 2008, largely reflected $123 million of lower revenue for owned and leased properties, and $10 million of lower hotel agreement termination fees, partially offset by $7 million of increased branding fees associated with affinity card endorsements. Branding fees associated with the sale of residential real estate declined by $4 million. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate totaled $31 million and $28 million in the first halves of 2009 and 2008, respectively. The decrease in owned and leased revenue primarily reflected RevPAR declines associated with weak lodging demand.

The decrease in incentive management fees, to $78 million in the first half of 2009 from $177 million in the first half of 2008, reflected lower property-level revenue, associated with weak demand and the associated lower property-level operating income and margins in the first half of 2009 compared to the first half of 2008. The impact of weak demand on incentive management fees was partially offset by the impact of strong cost controls. The decreases in base management fees, to $251 million in the first half of 2009 from $309 million in the first half of 2008, and franchise fees, to $181 million in the first half of 2009 from $206 million in the first half of 2008, reflected RevPAR declines driven by weaker demand, partially offset by the impact of unit growth across the system.

The decrease in cost reimbursements revenue, to $3,597 million in the first half of 2009 from $4,137 million in the first half of 2008, reflected lower property-level costs, in response to weaker demand and cost controls, partially offset by the impact of growth across the system.

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

Restructuring Costs

As part of the restructuring actions we began in the fourth quarter of 2008, we initiated further cost savings measures in the 2009 first and second quarters associated with our Timeshare segment, hotel development, above-property level management, and corporate overhead. These further measures resulted in additional restructuring costs of $35 million in the first half of 2009, $33 million of which were incurred in the second quarter. These first half 2009 restructuring costs included: (1) $12 million in severance costs related to the reduction of 854 employees, $10 million of which were incurred in the second quarter for 749 employees terminated during the quarter (the majority of whom were given notice of termination by June 19, 2009); (2) $22 million in facilities exit costs incurred in the second quarter of 2009; and (3) $1 million related to the write-off of capitalized costs relating to development projects no longer deemed viable in the second quarter of 2009. The severance costs do not reflect amounts billed out separately to owners for property-level severance costs. The $10 million of severance costs we recorded in the 2009 second quarter reflected a portion of the $8 million to $13 million in costs that, as disclosed in our 2009 First Quarter Form 10-Q, we expected to incur in the second through fourth quarter of 2009. Of the $22 million of facilities exit costs we recorded in the 2009 second quarter, $5 million reflected a portion of the $3 million to $5 million in costs that, as disclosed in our 2009 First Quarter Form 10-Q, we expected to incur in the second through fourth quarter of 2009 and $17 million reflected incremental costs that we incurred as a result of further cost savings measures we implemented in the second quarter.

As part of the restructuring efforts in our Timeshare segment, we reduced and consolidated sales channels in the United States and closed down certain operations in Europe in the fourth quarter of 2008. We recorded Timeshare restructuring costs of $28 million in the 2008 fourth quarter. We recorded further Timeshare restructuring costs in the first half of 2009 of $31 million including: (1) $8 million in severance costs, of which $7 million were incurred in the second quarter of 2009; (2) $22 million in facility exit costs incurred in the second quarter of 2009, primarily associated with noncancelable lease costs in excess of estimated sublease income arising from the reduction in personnel, ceased use of certain lease facilities, and $3 million in fixed asset impairments; and (3) $1 million related to the write-off of capitalized costs relating to development projects no longer deemed viable in the second quarter of 2009. In connection with these initiatives, we expect to incur an additional $2 million to $4 million related to severance and fringe benefits and $2 million to $4 million related to ceasing use of additional noncancelable leases in 2009. We are projecting $70 million to $90 million ($43 million to $55 million after-tax) of annual cost savings as of the beginning of 2009 as a result of the restructuring, of which $30 million ($18 million after-tax) has already been realized. These savings will likely be reflected in the “Timeshare-direct” and the “General, administrative, and other expenses” captions in our Condensed Consolidated Statements of Income. In addition, we are currently assessing strategic alternatives for each of our Timeshare projects to address the weak demand environment, including among other things, our future development plans and inventory requirements, and determining what, if any, pricing adjustments may be appropriate to stimulate Timeshare segment sales and accelerate cash flows and returns. It is possible that changes to our plans could have a material impact on the carrying value of certain projects in our inventory and result in impairment or other charges. We expect to complete the portion of our restructuring efforts related to our Timeshare segment, including any adjustments related to inventory that may arise as a result of our assessment of strategic alternatives, by year-end 2009.

As part of the hotel development restructuring efforts across several of our Lodging segments in the fourth quarter of 2008, we discontinued certain development projects that required our investment. We recorded restructuring costs in the 2008 fourth quarter of $24 million. We recorded further hotel development restructuring costs in the first half of 2009 of $1 million for severance and fringe benefit costs, none of which was incurred in the second quarter of 2009. In connection with these initiatives, we expect to incur at least an additional $2 million related to severance and fringe benefits. We expect to complete this restructuring by year-end 2009. We are projecting $5 million to $6 million ($3 million to $4 million after-tax) of annual cost savings as of the beginning of 2009 as a result of the restructuring, of which $1 million ($1 million after-tax) has already been realized. These savings will likely be reflected in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income.

We also implemented restructuring initiatives by reducing above property-level lodging management personnel and corporate overhead. We incurred 2008 fourth quarter restructuring costs of $3 million primarily reflecting severance and fringe benefit costs. We recorded further restructuring costs in the second quarter of 2009 of $3 million for severance and fringe benefit costs. In connection with these initiatives, we expect to incur at least an additional $2 million to $3 million related to severance and fringe benefits in 2009. We expect to complete this restructuring by year-end 2009. We are projecting up to $7 million ($4 million after-tax) of annual cost savings as of the beginning of 2009 as a result of the restructuring, of which $2 million ($1 million after-tax) has already been realized. These savings will likely be reflected in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income.

Other Charges

We also incurred $151 million of other charges in the first half of 2009, of which $24 million were incurred in the second quarter of 2009, as detailed in the following paragraphs.

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

As a result of the Company’s decisions to stop funding these cash flow shortfalls and based on our internal analysis of expected future discounted cash flows, we determined that we may not recover two security deposits totaling $49 million. We used Level 3 inputs for our discounted cash flows analysis in accordance with FAS No. 157. Our assumptions included property level proformas, growth rates, and inflation. We recorded an impairment charge of $49 million in the first quarter of 2009 to fully reserve these security deposits in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income. In the 2009 first quarter, we applied the remaining $11 million of the $16 million liability established in the fourth quarter of 2008 against this impairment. In the tables that follow, see the “Impairment of investments and other” caption, which includes the $49 million impairment charge, and the “Reserves for expected fundings” caption, which includes the $11 million reduction in the liability.

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

Accounts Receivable-Bad Debts and Charges for Guarantees

We expect to fund under cash flow guarantees for two properties that have experienced cash flow shortfalls. We do not deem these guarantee fundings to be recoverable, and have therefore recorded a charge of $2 million to reflect these obligations during the 2009 second quarter. During the quarter, we also reserved a $1 million accounts receivable balance, which on analysis we deemed to be uncollectible as a result of the unfavorable hotel operating environment. We have recorded both 2009 second quarter charges in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income. See the “Accounts receivable and guarantee charges” caption in the tables that follow that includes these charges.

Reserves for Loan Losses

From time to time, we advance loans to owners of properties that we manage. As a result of the continued downturn in the economy, certain hotels have experienced significant declines in profitability and the owners may not be able to meet debt service obligations to us or, in some cases, to third-party lending institutions. In the first quarter of 2009, we determined that two loans made by us may not be repaid. Due to the expected loan losses, we fully reserved these loans and recorded a charge of $42 million in the first quarter of 2009. We also recorded an additional $1 million in the second quarter of 2009 related to two loans, and the total $43 million is reflected in the “Provision for loan losses” caption in our Condensed Consolidated Statements of Income. See the “Reserves for loan losses” caption in the tables that follow, which includes this provision.

Timeshare Residual Interests Valuation

The fair market value of our residual interests in timeshare notes sold declined in the first quarter of 2009 primarily due to an increase in the market rate of interest at which we discount future cash flows to estimate the fair market value of the retained interests. The fair market value of our residual interests in timeshare notes sold also declined in the second quarter of 2009 primarily due to certain previously securitized loan pools reaching performance triggers, partially offset by a decrease in the market rate of interest at which we discount future cash flows to estimate the fair market value of the retained interests. The increase in the market rate of interest in the 2009 first quarter reflected an increase in defaults caused by the continued deteriorating economic conditions. As a result of this change, we recorded an $11 million charge in the 2009 first quarter. Seven previously securitized loan pools reached performance triggers as a result of increased defaults, one pool in March 2009, and the other six pools in April and May 2009. These performance triggers effectively redirected the excess spread we typically receive each month to accelerate returns to investors. As a result, we recorded a $2 million charge in the first quarter of 2009 and a $17 million charge in the 2009 second quarter. The $17 million unfavorable impact of these performance triggers was partially offset by a $5 million favorable impact from changes in assumptions related to discount rate, defaults and prepayments, resulting in a net $12 million charge in the second quarter of 2009. We recorded these charges in the “Timeshare sales and services” caption in our Condensed Consolidated Statements of Income. See the “Residual interests valuation” caption in the tables that follow, which includes these charges. The tables summarizing the changes to our Level 3 assets and liabilities in Footnote No. 6, “Fair Value Measurements,” reflect the $25 million in total charges for the first half of 2009 on the “Included in earnings” line, which also reflects a partial offset due to other changes in the underlying assumptions that impact the fair value of the residual interests.

Timeshare Contract Cancellation Allowances

Our financial statements reflect net contract cancellation allowances of $4 million recorded in the first quarter of 2009 and $1 million recorded in the second quarter of 2009, in anticipation that a portion of contract revenue and costs previously recorded for certain projects under the percentage-of-completion method will not be realized due to contract cancellations prior to closing. We have an equity method investment in one of these projects, and accordingly, we reflected $2 million of the $5 million in the first half of 2009 in the “Equity in (losses) earnings” caption in our Condensed Consolidated Statements of Income. The remaining net $3 million of contract cancellation allowances consisted of a reduction in revenue, net of adjustments to product costs and other direct costs and was recorded in Timeshare sales and services revenue, net of direct costs. See the “Contract cancellation allowances” caption in the tables that follow, which includes this net allowance.

Timeshare Software Development Write-off

During the second quarter of 2009, we recorded an impairment of $7 million for the write-off of capitalized software development costs related to a software project we have decided not to further develop. We concluded that continued development of this software was not cost effective given continued cost savings initiatives associated with the challenging business environment and we will instead pursue alternative lower cost solutions.

Summary of Restructuring Costs and Other Charges

The following table is a summary of the restructuring costs and other charges we recorded in the first half of 2009 and through the second quarter of 2009, as well as our remaining liability at the end of the second quarter of 2009:

($ in millions)	Restructuring Costs and Other Charges Liability at January 2, 2009	Total Charge (Reversal) in the First Half of 2009		Cash Payments in the First Half of 2009	Restructuring Costs and Other Charges Liability at June 19, 2009	Total Cumulative Restructuring Costs through the 2009 Second Quarter (3)
Severance-Timeshare	$11	$8		$13	$6	$22
Facilities exit costs-Timeshare	5	22	(1)	2	22	27
Development cancellations-Timeshare	—	1		—	—	10

Total restructuring costs-Timeshare	16	31		15	28	59

Severance-hotel development	2	1		2	1	3
Development cancellations-hotel development	—	—		—	—	22

Total restructuring costs-hotel development	2	1		2	1	25

Severance-above property-level management	2	3		2	3	6

Total restructuring costs-above property-level management	2	3		2	3	6

Total restructuring costs	20	35		19	32	$90

Impairment of investments and other	—	79		—	—
Accounts receivable and guarantee charges	—	3		—	2
Reserves for expected fundings	16	(11)		4	1
Reserves for loan losses	—	43		—	—
Residual interests valuation	—	25		—	—
Contract cancellation allowances	—	5		—	—
Software development write-off	—	7		—	—

Total other charges	16	151	(2)	4	3

Total restructuring costs and other charges	$36	$186		$23	$35

(1)	Reflects $3 million of non-cash facilities exit costs related to fixed asset impairments.

(2)	Reflects $160 million of non-cash other charges, which exclude the $11 million reversal of reserves for expected fundings and $2 million of guarantee charges.

(3)	Includes charges recorded in the 2008 fourth quarter through the 2009 second quarter.

The following tables provide further detail on the restructuring costs and other charges incurred in the second quarter of 2009, first half of 2009, and cumulative restructuring costs incurred through the second quarter of 2009, including a breakdown of these charges by segment:

Second Quarter 2009 and Cumulative

Operating Income Impact

($ in millions)	North American Full-Service Segment	North American Limited- Service Segment	International Segment	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Restructuring Costs-Second Quarter 2009:
Severance	$—	$—	$2	$—	$7	$1	$10
Facilities exit costs	—	—	—	—	22	—	22
Development cancellations	—	—	—	—	1	—	1

Total restructuring costs-second quarter 2009	$—	$—	$2	$—	$30	$1	$33

Restructuring Costs-First Half 2009:
Severance	$—	$—	$2	$—	$8	$2	$12
Facilities exit costs	—	—	—	—	22	—	22
Development cancellations	—	—	—	—	1	—	1

Total restructuring costs-first half 2009	$—	$—	$2	$—	$31	$2	$35

Restructuring Costs-Cumulative through Second Quarter 2009(1):
Severance	$—	$—	$2	$1	$22	$6	$31
Facilities exit costs	—	—	—	—	27	—	27
Development cancellations	—	—	—	—	10	22	32

Total restructuring costs-cumulative through second quarter 2009	$—	$—	$2	$1	$59	$28	$90

Other Charges-First Half 2009:
Impairment of investments and other	$7	$42	$—	$—	$—	$—	$49
Accounts receivable and guarantee charges	—	—	2	1	—	—	3
Reversal of charges related to expected fundings	—	(11)	—	—	—	—	(11)
Residual interests valuation	—	—	—	—	25	—	25
Contract cancellation allowances	—	—	—	—	3	—	3
Software development write-off	—	—	—	—	7	—	7

Total other charges-first half 2009	$7	$31	$2	$1	$35	$—	$76

(1)	Includes charges recorded in the 2008 fourth quarter through the 2009 second quarter.

First Half 2009 Non-Operating

Impact

($ in millions)	Provision for Loan Losses	Equity in Earnings	Total
Impairment of investments-Luxury segment	$—	$30	$30
Reserves for loan losses (1)	43	—	43
Contract cancellations allowances-Timeshare segment	—	2	2

Total	$43	$32	$75

(1)	Includes $14 million loan loss provision related to Limited-Service properties and a $29 million loan loss provision related to a Luxury project in development.

The following table provides further detail on restructuring costs we expect to incur in the second half of 2009, including a breakdown by segment:

Third Quarter to Fourth Quarter 2009

Expected Operating Income Impact

($ in millions)	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Severance	$1	$2-4	$3-4	$6-9
Facilities exit costs	—	2-4	—	2-4
Development cancellations	—	—	—	—

Total restructuring costs	$1	$4-8	$3-4	$8-13

Operating Income

Twelve Weeks. Operating income decreased by $213 million (68 percent) to $100 million in the 2009 second quarter from $313 million in the second quarter of 2008. The decrease in operating income reflected $73 million of lower Timeshare sales and services revenue net of direct expenses, $68 million of lower incentive management fees, a decrease in combined base management and franchise fees of $52 million, $33 million of restructuring costs, $25 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by a $38 million decrease in general, administrative, and other expenses.

The reasons for the decrease of $68 million in incentive management fees as well as the decrease of $52 million in combined base management and franchise fees as compared to the year-ago quarter are noted in the preceding “Revenues” section.

Timeshare sales and services revenue net of direct expenses in the second quarter of 2009 totaled $4 million. The decline of $73 million (95 percent) from $77 million in the year-ago quarter primarily reflected $42 million of lower development revenue net of product costs and marketing and selling costs and $31 million of lower financing revenue net of financing expenses. Lower development revenue net of product costs and marketing and selling costs primarily reflected lower demand for timeshare interval, fractional and residential projects and an $8 million charge related to an issue with a state tax authority, partially offset by favorable reportability for several projects that started sales or reached revenue recognition reportability thresholds subsequent to the second quarter of 2008. Lower financing revenue net of financing expenses primarily reflected lower note sale gains. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information regarding our Timeshare segment.

The $25 million (54 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to a decline of $17 million in revenue, net of expenses associated with weaker demand at owned and leased properties, as well as our corporate housing business, $8 million of lower hotel agreement termination fees, and $4 million of lower income reflecting conversions to managed properties, partially offset by $5 million of increased branding fees associated with affinity card endorsements.

General, administrative, and other expenses decreased by $38 million (21 percent) to $146 million in the second quarter of 2009 from $184 million in the second quarter of 2008. This decrease primarily reflected $47 million of decreased expenses, largely due to cost savings generated from the restructuring efforts initiated in 2008, and lower incentive compensation in 2009, including an $8 million reversal of incentive compensation accruals. This favorable impact was partially offset by a $7 million write-off of Timeshare segment capitalized software costs. Additionally, the 2009 second quarter included a $7 million unfavorable impact associated with deferred compensation expenses, compared to a $4 million unfavorable impact in the year-ago quarter, both of which reflected mark-to-market valuations. Of the $38 million decrease in total general, administrative, and other expenses, a decrease of $14 million was attributable to our Lodging and Timeshare segments and a decrease of $24 million was unallocated.

Twenty-four Weeks. Operating income decreased by $326 million (64 percent) to $182 million in the first half of 2009 from $508 million in the first half of 2008. The decrease in operating income reflected $99 million of lower incentive management fees, $97 million of lower Timeshare sales and services revenue net of direct expenses, a decrease in combined base management and franchise fees of $83 million, $38 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, and $35 million of restructuring costs, partially offset by a $26 million decrease in general, administrative, and other expenses.

The reasons for the decrease of $99 million in incentive management fees as well as the decrease of $83 million in combined base management and franchise fees as compared to the first half of 2008 are noted in the preceding “Revenues” section.

Timeshare sales and services revenue net of direct expenses in the first half of 2009 totaled a loss of $7 million. The decline of $97 million (108 percent) from $90 million in the first half of 2008 primarily reflected $47 million of lower development revenue net of product costs and marketing and selling costs, $42 million of lower financing revenue net of financing expenses, $5 million of lower reacquired and resales revenue net of expenses, and $6 million of lower services revenue net of expenses, partially offset by $3 million of higher other revenue net of expenses. Lower development revenue net of product costs and marketing and selling costs primarily reflected lower demand for timeshare interval, fractional and residential projects, an $8 million charge related to an issue with a state tax authority, and a net $3 million impact from contract cancellation allowances, partially offset by favorable reportability for several projects that reached revenue recognition reportability thresholds subsequent to the second quarter of 2008. Lower financing revenue net of financing expenses reflected lower note sale gains and an adjustment to the fair market value of residual interests. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information regarding our Timeshare segment.

The $38 million (53 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to a decline of $32 million in revenue, net of expenses associated with weaker demand at owned and leased properties, as well as our corporate housing business, $10 million of lower hotel agreement termination fees, and $4 million of lower branding fees associated with sale of residential real estate, partially offset by $7 million of increased branding fees associated with affinity card endorsements.

General, administrative, and other expenses decreased by $26 million (8 percent) to $320 million in the first half of 2009 from $346 million in the first half of 2008. The decrease primarily reflected $80 million of lower expenses, largely due to cost savings generated from the restructuring efforts initiated in 2008, and lower incentive compensation. The benefit from these cost savings was partially offset by the following items: $49 million of impairment charges related to two security deposits that we deemed unrecoverable in the first half of 2009 due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by an $11 million reversal of the 2008 accrual for the funding of those cash flow shortfalls; a $7 million write-off of Timeshare segment capitalized software costs; and $4 million of bad debt expense on an accounts receivable balance. Additionally, the 2009 period included a $2 million unfavorable impact associated with deferred compensation expenses, compared to a $4 million favorable impact in the first half of 2008, both of which reflected mark-to-market valuations. Of the $26 million decrease in total general, administrative, and other expenses, an increase of $15 million was attributable to our Lodging and Timeshare segments and a decrease of $41 million was unallocated.

Gains and Other Income

The table below shows our gains and other income for the twelve weeks and twenty-four weeks ended June 19, 2009, and June 13, 2008:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
Gain on debt extinguishment	$—	$—	$21	$—
Gains on sales of real estate and other	3	5	6	5
Gain on sale of joint venture and other investments	—	1	—	1
Income from cost method joint ventures	—	3	1	6

	$3	$9	$28	$12

Twenty-four Weeks. The $21 million gain on debt extinguishment in the first half of 2009 represents the difference between the purchase price and net carrying amount of Senior Notes we repurchased. For additional information on the debt extinguishment, see the “Liquidity and Capital Resources” section later in this report.

Interest Expense

Twelve Weeks. Interest expense decreased by $10 million (26 percent) to $28 million in the second quarter of 2009 compared to $38 million in the second quarter of 2008. Interest expense associated with commercial paper and our Credit Facility decreased by $6 million reflecting the repayment of our commercial paper in 2008 and increased borrowings under the Credit Facility with a lower interest rate. We also benefitted from a $5 million decrease in interest costs associated with various programs that we operate on behalf of owners (including our Marriott Rewards, gift certificates, and self-insurance programs) as a result of lower interest rates and, finally, the repurchase of some of our Senior Notes across multiple series in the 2008 fourth quarter and 2009 first quarter (see the “Liquidity and Capital Resources” section later in this report for additional information), which resulted in a $3 million reduction to interest expense. The decrease in interest expense was partially offset by a $5 million unfavorable variance to the 2008 second quarter related to lower capitalized interest associated with construction projects.

Twenty-four Weeks. Interest expense decreased by $23 million (29 percent) to $57 million in the first half of 2009 compared to $80 million in the first half of 2008. Interest expense associated with commercial paper and our Credit Facility decreased by $11 million reflecting the repayment of our commercial paper in 2008 and increased borrowings under the Credit Facility with a lower interest rate. We also benefitted from a $12 million decrease in interest costs associated with various programs that we operate on behalf of owners as a result of lower interest rates and, finally, the repurchase of some of our Senior Notes across multiple series in the 2008 fourth quarter and 2009 first quarter (see the “Liquidity and Capital Resources” section later in this report for additional information), which resulted in a $5 million reduction to interest expense. The decrease in interest expense was partially offset by a $7 million unfavorable variance to the 2008 second quarter year-to-date period related to lower capitalized interest associated with construction projects.

Interest Income, Provision for Loan Losses, and Income Tax

Twelve Weeks. Interest income, before the provision for loan losses, of $9 million remained unchanged as compared to the 2008 second quarter.

Our tax provision decreased by $95 million (68 percent) to $44 million in the second quarter of 2009 from a tax provision of $139 million in the second quarter of 2008, reflecting lower pretax income in 2009 and $3 million of lower tax expense associated with our deferred compensation plan. The decrease was partially offset by a higher tax rate in the second quarter of 2009. The higher 2009 second quarter tax rate reflected $17 million of income tax expense primarily related to the treatment of funds received from certain foreign subsidiaries, an issue for which we are in ongoing discussions with the IRS. In addition to tax expense on pre-tax earnings, the tax rate for the 2008 second quarter also reflected: 1) $12 million of income tax expense in the 2008 second quarter due primarily to prior years’ tax adjustments, including a settlement with the IRS that resulted in a lower than expected refund of taxes associated with a 1995 leasing transaction; and 2) $24 million of income tax expense in the 2008 second quarter related to the tax treatment of funds received from certain foreign subsidiaries.

As compared to the year ago quarter, the effective tax rate for 2009 also reflects the change in our mix of worldwide income resulting from substantial reductions of foreign income in jurisdictions with low tax rates.

Twenty-four Weeks. Interest income, before the provision for loan losses, decreased by $5 million (25 percent) to $15 million in the first half of 2009, from $20 million in the first half of 2008, primarily reflecting $2 million of interest income collected in the first half of 2008 that we previously reserved and $3 million of interest income we recorded in the first half of 2008 related to two loans that were impaired at year-end 2008. As interest on impaired loans is recognized on a cash basis, we recognized no interest on those impaired loans in the first half of 2009.

The provision for loan losses increased by $45 million to $43 million in the first half of 2009 from a loan loss provisions reversal of $2 million in the 2008 period. The increase reflected a $29 million loan loss provision recorded in the first half of 2009 associated with one Luxury segment project, and a $14 million loan loss provision associated with a North American Limited-Service segment portfolio. See the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information. The $2 million net loan loss provision reversal in the first half of 2008 reflected the reversal of loan loss provisions totaling $5 million as two previously impaired loans were repaid to us, partially offset by a $3 million loan loss provision associated with one property.

Our tax provision decreased by $137 million (64 percent) to $77 million in the first half of 2009 from a tax provision of $214 million in the first half of 2008, reflecting lower pretax income in 2009 and $6 million of lower tax expense associated with our deferred compensation plan. The decrease was partially offset by a higher tax rate in the first half of 2009. The higher 2009 tax rate reflected $43 million of income tax expense, primarily related to the treatment of funds received from certain foreign subsidiaries. In addition to tax expense on pre-tax earnings, the tax rate for the first half of 2008 also reflected: 1) $12 million of income tax expense in the 2008 second quarter due primarily to prior years’ tax adjustments, including a settlement with the IRS that resulted in a lower than expected refund of taxes associated with a 1995 leasing transaction; and 2) $24 million of income tax expense in the 2008 second quarter related to the tax treatment of funds received from certain foreign subsidiaries.

As compared to the prior year, the effective tax rate for the first half of 2009 also reflects the change in our mix of worldwide income resulting from substantial reductions of foreign income in jurisdictions with low tax rates.

Equity in (Losses) Earnings

Twelve Weeks. Equity in losses of $4 million in the second quarter of 2009 increased by $1 million from equity in losses of $3 million in the second quarter of 2008 and primarily reflected a $9 million unfavorable impact in the 2008 second quarter associated with tax law changes in a country in which two international joint ventures operate. This was mostly offset by $4 million of decreased earnings, in the second quarter of 2009, attributable to weak demand, for a Timeshare segment joint venture residential project in Hawaii, and a $3 million impact associated with insurance proceeds received in 2008 by one of the previously mentioned joint ventures.

Twenty-four Weeks. Equity in losses of $38 million in the first half of 2009 increased by $62 million from equity in earnings of $24 million in the first half of 2008 and primarily reflected a $30 million impairment charge in 2009 associated with a Luxury segment joint venture investment that we determined to be fully impaired (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information). The decrease in joint venture equity earnings also reflected an unfavorable comparison to $15 million of equity earnings in 2008 from a joint venture, which sold portfolio assets and had significant associated gains, and $9 million of earnings in 2008 from another joint venture primarily reflecting insurance proceeds received by that joint venture. Further contributing to the decline were $11 million of decreased earnings, in the first half of 2009, attributable to weak demand, for a Timeshare segment joint venture residential project in Hawaii, and $4 million of equity losses associated with a North American Limited-Service segment joint venture, which was hurt by the weak demand environment. These decreases were partially offset by a $9 million impact in the 2008 second quarter associated with tax law changes in a country in which two international joint ventures operate.

Net Losses Attributable to Noncontrolling Interests

Twelve Weeks. Net losses attributable to noncontrolling interests remained unchanged at $2 million in the second quarter of 2009 compared to the second quarter of 2008. The benefits for net losses attributable to noncontrolling interests of $2 million are net of tax and reflected our partners’ share of losses totaling $4 million associated with joint ventures we consolidate net of our partners’ share of tax benefits of $2 million associated with the losses.

Twenty-four Weeks. Net losses attributable to noncontrolling interests increased by $1 million in the first half of 2009 to $4 million, compared to $3 million in the first half of 2008. The benefits for net losses attributable to noncontrolling interests in the first half of 2009 of $4 million are net of tax and reflected our partners’ share of losses totaling $7 million associated with joint ventures we consolidate net of our partners’ share of tax benefits of $3 million associated with the losses. The benefits for net losses attributable to noncontrolling interests in the first half of 2008 of $3 million are net of tax and reflected our partners’ share of losses totaling $5 million associated with joint ventures we consolidate net of our partners’ share of tax benefits of $2 million associated with the losses.

Income from Continuing Operations

Twelve Weeks. Compared to the year-ago quarter, income from continuing operations decreased by $116 million (77 percent) to $35 million in the second quarter of 2009 from $151 million in the second quarter of 2008, income from continuing operations attributable to Marriott decreased by $116 million (76 percent) to $37 million in the second quarter of 2009 from $153 million in the second quarter of 2008, and diluted earnings per share from continuing operations attributable to Marriott decreased by $0.31 (76 percent) to $0.10 per share from $0.41 per share. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $116 million decrease in income from continuing operations compared to the prior year was due to lower Timeshare sales and services revenue net of direct expenses ($73 million), lower incentive management fees ($68 million), lower base management and franchise fees ($52 million), restructuring costs in the 2009 second quarter ($33 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($25 million), lower gains and other income ($6 million), lower equity in earnings ($1 million), and a higher provision for loan losses ($1 million). Lower income taxes ($95 million), lower general, administrative, and other expenses ($38 million), and lower interest expense ($10 million) partially offset the unfavorable variances.

Twenty-four Weeks. Compared to the prior year, income from continuing operations decreased by $262 million (96 percent) to $10 million in the first half of 2009 from income in the first half of 2008 of $272 million, income from continuing operations attributable to Marriott decreased by $261 million (95 percent) to $14 million in the first half of 2009 from income in the first half of 2008 of $275 million, and diluted earning per share from continuing operations attributable to Marriott decreased by $0.70 (95 percent) to $0.04 per share from earnings of $0.74 per share. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $262 million decrease in income from continuing operations compared to the prior year was due to lower incentive management fees ($99 million), lower Timeshare sales and services revenue net of direct expenses ($97 million), lower base management and franchise fees ($83 million), lower equity in earnings ($62 million), a higher provision for loan losses ($45 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($38 million), restructuring costs in the first half of 2009 ($35 million), and lower interest income ($5 million). Lower income taxes ($137 million), lower general, administrative, and other expenses ($26 million), lower interest expense ($23 million), and higher gains and other income ($16 million) partially offset the unfavorable variances.

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

Revenues

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
North American Full-Service Segment	$1,142	$1,371	$2,308	$2,678
North American Limited-Service Segment	471	538	912	1,026
International Segment	250	399	497	751
Luxury Segment	324	403	675	790
Timeshare Segment	355	461	632	863

Total segment revenues	2,542	3,172	5,024	6,108
Other unallocated corporate	20	13	33	24

	$2,562	$3,185	$5,057	$6,132

Income from Continuing Operations Attributable to Marriott

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
North American Full-Service Segment	$71	$129	$140	$224
North American Limited-Service Segment	72	112	105	198
International Segment	27	65	64	129
Luxury Segment	15	23	(7)	49
Timeshare Segment	(35)	70	(52)	74

Total segment financial results	150	399	250	674
Other unallocated corporate	(47)	(77)	(71)	(125)
Interest expense, interest income, and provision for loan losses	(20)	(29)	(85)	(58)
Income taxes	(46)	(140)	(80)	(216)

	$37	$153	$14	$275

Net Losses Attributable to Noncontrolling Interests

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
International Segment	$—	$(1)	$—	$(1)
Timeshare Segment	4	4	7	6

Total segment net losses attributable to noncontrolling interests	4	3	7	5
Provision for income taxes	(2)	(1)	(3)	(2)

	$2	$2	$4	$3

Equity in (Losses) Earnings of Equity Method Investees

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
North American Full-Service Segment	$—	$1	$—	$1
North American Limited-Service Segment	(1)	1	(4)	1
International Segment	(1)	(6)	(1)	1
Luxury Segment	(1)	—	(31)	—
Timeshare Segment	(1)	2	(2)	7

Total segment equity in (losses) earnings	(4)	(2)	(38)	10
Other unallocated corporate	—	(1)	—	14

	$(4)	$(3)	$(38)	$24

Assets

	At Period End
($ in millions)	June 19, 2009	January 2, 2009
North American Full-Service Segment	$1,196	$1,287
North American Limited-Service Segment	479	467
International Segment	867	832
Luxury Segment	648	715
Timeshare Segment	3,504	3,636

Total segment assets	6,694	6,937
Other unallocated corporate	2,049	1,966

	$8,743	$8,903

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

We added 230 properties (34,715 rooms) and 18 properties (3,370 rooms) exited the system since the end of the 2008 second quarter, not including residential products. We also added five residential properties (540 units) since the end of the 2008 second quarter.

Twelve Weeks. Total segment financial results decreased by $249 million (62 percent) to $150 million in the second quarter of 2009 from $399 million in the second quarter of 2008, and total segment revenues decreased by $630 million to $2,542 million in the second quarter of 2009, a 20 percent decrease from revenues of $3,172 million in the second quarter of 2008. As discussed in more detail earlier in this report, demand was weaker in the 2009 second quarter than the year-ago quarter.

The decrease in revenues included a $317 million decrease in cost reimbursements revenue, which does not impact operating income or net income attributable to Marriott. The results, compared to the year-ago quarter, reflected a decrease of $73 million in Timeshare sales and services revenue net of direct expenses, $68 million of lower incentive management fees, a $52 million (19 percent) decrease in combined base management and franchise fees to $219 million in the 2009 quarter from $271 million in the 2008 quarter, a decrease of $32 million in owned, leased, corporate housing, and other revenue net of direct expenses, $32 million of restructuring costs recorded in the second quarter of 2009, a decrease of $5 million in gains and other income, and $2 million of lower equity joint venture results. As discussed in the “Restructuring Costs and Other Charges” section, these decreases included $22 million in other charges, with $10 million recorded in general, administrative, and other expenses and $12 million recorded in Timeshare sales and services revenue net of direct expenses, partially offset by $14 million of decreased general, administrative, and other expenses, and a $1 million increase in net losses attributable to noncontrolling interests benefit.

Compared to the second quarter of 2008, incentive management fees decreased by $68 million (66 percent) in the second quarter of 2009 and reflected lower property-level operating revenues and margins associated with weak demand, somewhat offset by property-level cost controls. The $52 million decrease in combined base management and franchise fees reflected lower demand and significantly lower RevPAR in the 2009 quarter, partially offset by unit growth. With lower property-level operating income, many managed properties did not earn sufficient income to achieve owner priority returns and therefore we earned no incentive fees from those properties. In the second quarter of 2009, 23 percent of our managed properties paid incentive management fees to us versus 58 percent in the second quarter of 2008. In addition, in the second quarter of 2009, 61 percent of our incentive fees were derived from international hotels versus 37 percent in the 2008 second quarter.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased, and managed properties, for comparable North American properties decreased by 21.2 percent and RevPAR for our comparable North American company-operated properties decreased by 23.4 percent.

Systemwide RevPAR for comparable international properties decreased by 22.2 percent, and RevPAR for comparable international company-operated properties decreased by 22.1 percent. Worldwide RevPAR for comparable systemwide properties decreased by 21.4 percent (23.6 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties decreased by 23.0 percent (26.1 percent using actual dollars).

Compared to the year-ago quarter, worldwide comparable company-operated house profit margins in 2009 decreased by 450 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) decreased by 30.4 percent on a constant U.S. dollar basis reflecting the impact of very tight cost control plans in 2009 at properties in our system, more than offset by the impact of year-over-year RevPAR decreases. North American company-operated house profit margins declined by 530 basis points and HP-PAR at our North American managed properties decreased by 32.6 percent reflecting significant cost control plans at properties, more than offset by the impact of decreased demand.

Twenty-four Weeks. Total segment financial results decreased by $424 million (63 percent) to $250 million in the first half of 2009 from $674 million in the first half of 2008, and total segment revenues decreased by $1,084 million to $5,024 million in the first half of 2009, an 18 percent decrease from revenues of $6,108 million in the first half of 2008. As discussed in more detail earlier in this report demand was weaker in the first half of 2009 than the year-ago period. The decrease in revenues included a $540 million decrease in cost reimbursements revenue, which does not impact operating income or net income attributable to Marriott. The results, compared to the first half of 2008, reflected $99 million of lower incentive management fees, a decrease of $97 million in Timeshare sales and services revenue net of direct expenses, an $83 million (16 percent) decrease in combined base management and franchise fees to $432 million in 2009 from $515 million in 2008, $48 million of lower equity joint venture results, a decrease of $48 million in owned, leased, corporate housing, and other revenue net of direct expenses, $33 million of restructuring costs recorded in the first half of 2009, $15 million of increased general, administrative, and other expenses, and a decrease of $3 million in gains and other income. These unfavorable variances were partially offset by a $2 million increase in net losses attributable to noncontrolling interests benefit. As discussed in the “Restructuring Costs and Other Charges” section, these decreases included $76 million in other charges, with $48 million recorded in general, administrative, and other expenses and $28 million recorded in Timeshare sales and services revenue net of direct expenses.

The $83 million decrease in combined base management and franchise fees reflected lower demand and significantly lower RevPAR in 2009. Compared to the first half of 2008, incentive management fees decreased by $99 million (56 percent) in the first half of 2009 and reflected lower property-level operating revenues and margins associated with weak demand, somewhat offset by property-level cost controls. With lower property-level operating income, many managed properties did not earn sufficient income to achieve owner priority returns and therefore we earned no incentive fees from those properties. In the first half of 2009, 26 percent of our managed properties paid incentive management fees to us versus 60 percent in the first half of 2008. In addition, in the first half of 2009, 57 percent of our incentive fees were derived from international hotels versus 40 percent in the first half of 2008.

Systemwide RevPAR for comparable North American properties decreased by 18.8 percent and RevPAR for our comparable North American company-operated properties decreased by 20.9 percent.

Systemwide RevPAR for comparable international properties decreased by 20.1 percent, and RevPAR for comparable international company-operated properties decreased by 20.2 percent. Worldwide RevPAR for comparable systemwide properties decreased by 19.1 percent (20.7 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties decreased by 20.7 percent (23.3 percent using actual dollars).

Compared to the year-ago period, worldwide comparable company-operated house profit margins in the first half of 2009 decreased by 410 basis points and worldwide comparable company-operated HP-PAR decreased by 27.9 percent on a constant U.S. dollar basis reflecting the impact of very tight cost control plans in the first half of 2009 at properties in our system, more than offset by the impact of year-over-year RevPAR decreases. North American company-operated house profit margins declined by 450 basis points and HP-PAR at our North American managed properties decreased by 29.2 percent reflecting significant cost control plans at properties, more than offset by the impact of decreased demand.

Summary of Properties by Brand

We opened 62 lodging properties (8,462 rooms) during the second quarter of 2009, while three properties (861 rooms) exited the system, increasing our total properties to 3,286 (576,634 rooms) inclusive of 29 home and condominium products (2,780 units), for which we manage the related owners’ associations. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include Marriott Conference Centers and JW Marriott Hotels & Resorts. References to Renaissance Hotels & Resorts include Renaissance ClubSport, and references to Fairfield Inn include Fairfield Inn & Suites.

The table below shows properties we operated or franchised, by brand, as of June 19, 2009 (excluding 2,142 corporate housing rental units associated with our ExecuStay brand):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations

Marriott Hotels & Resorts	145	74,053	177	53,470
Marriott Conference Centers	11	3,133	—	—
JW Marriott Hotels & Resorts	11	6,404	5	1,553
Renaissance Hotels & Resorts	37	16,963	38	10,885
Renaissance ClubSport	1	174	1	175
The Ritz-Carlton	37	11,549	—	—
The Ritz-Carlton-Residential (1)	23	2,446	—	—
Courtyard	278	43,298	469	61,359
Fairfield Inn	2	855	587	51,595
SpringHill Suites	26	3,940	200	22,104
Residence Inn	137	19,080	430	48,734
TownePlace Suites	34	3,659	139	13,700
Marriott Vacation Club (2)	41	9,732	—	—
The Ritz-Carlton Club-Fractional (2)	7	339	—	—
The Ritz-Carlton Club-Residential (1), (2)	2	138	—	—
Grand Residences by Marriott-Fractional (2)	1	199	—	—
Grand Residences by Marriott-Residential (1), (2)	2	91	—	—

Non-U.S. Locations

Marriott Hotels & Resorts	126	36,525	34	10,049
JW Marriott Hotels & Resorts	25	9,901	2	371
Renaissance Hotels & Resorts	52	18,106	15	4,592
The Ritz-Carlton	33	10,113	—	—
The Ritz-Carlton-Residential (1)	1	93	—	—
The Ritz-Carlton Serviced Apartments	3	478	—	—
Bulgari Hotels & Resorts	2	117	—	—
Marriott Executive Apartments	20	3,313	1	99
Courtyard	44	9,685	43	7,425
Fairfield Inn	—	—	9	1,109
SpringHill Suites	—	—	1	124
Residence Inn	3	405	15	2,199
Marriott Vacation Club (2)	11	2,126	—	—
The Ritz-Carlton Club-Fractional (2)	3	122	—	—
The Ritz-Carlton Club-Residential (1), (2)	1	12	—	—
Grand Residences by Marriott-Fractional (2)	1	42	—	—

Total	1,120	287,091	2,166	289,543

(1)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.

(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

Total Lodging and Timeshare Products by Segment

At June 19, 2009, we operated or franchised the following properties by segment (excluding 2,142 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non- U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	318	12	330	124,758	4,558	129,316
Marriott Conference Centers	11	—	11	3,133	—	3,133
JW Marriott Hotels & Resorts	15	1	16	7,902	221	8,123
Renaissance Hotels & Resorts	75	3	78	27,848	1,034	28,882
Renaissance ClubSport	2	—	2	349	—	349

	421	16	437	163,990	5,813	169,803
North American Limited-Service Lodging Segment (1)
Courtyard	747	16	763	104,657	2,847	107,504
Fairfield Inn	589	8	597	52,450	903	53,353
SpringHill Suites	226	1	227	26,044	124	26,168
Residence Inn	567	17	584	67,814	2,495	70,309
TownePlace Suites	173	—	173	17,359	—	17,359

	2,302	42	2,344	268,324	6,369	274,693
International Lodging Segment (1)
Marriott Hotels & Resorts	4	148	152	2,765	42,016	44,781
JW Marriott Hotels & Resorts	1	26	27	387	9,719	10,106
Renaissance Hotels & Resorts	—	64	64	—	21,664	21,664
Courtyard	—	71	71	—	14,263	14,263
Fairfield Inn	—	1	1	—	206	206
Residence Inn	—	1	1	—	109	109
Marriott Executive Apartments	—	21	21	—	3,412	3,412

	5	332	337	3,152	91,389	94,541
Luxury Lodging Segment
The Ritz-Carlton	37	33	70	11,549	10,117	21,666
Bulgari Hotels & Resorts	—	2	2	—	117	117
The Ritz-Carlton-Residential (2)	23	1	24	2,446	93	2,539
The Ritz-Carlton Serviced Apartments	—	3	3	—	474	474

	60	39	99	13,995	10,801	24,796
Timeshare Segment (3)
Marriott Vacation Club	41	11	52	9,732	2,126	11,858
The Ritz-Carlton Club-Fractional	7	3	10	339	122	461
The Ritz-Carlton Club-Residential (2)	2	1	3	138	12	150
Grand Residences by Marriott-Fractional	1	1	2	199	42	241
Grand Residences by Marriott-Residential (1), (2)	2	—	2	91	—	91

	53	16	69	10,499	2,302	12,801

Total	2,841	445	3,286	459,960	116,674	576,634

(1)	North American includes properties located in the continental United States and Canada. International includes properties located outside the continental United States and Canada.

(2)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.

(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

The following table provides additional detail, by brand, as of June 19, 2009, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	52	29
The Ritz-Carlton Club and Residences	10	8
Grand Residences by Marriott and Residences	4	4
Joint Ventures
The Ritz-Carlton Club and Residences	3	3

Total	69	44

(1)	Includes products that are in active sales as well as those that are sold out. Residential products are included once they possess a certificate of occupancy.

(2)	Products in active sales may not be ready for occupancy.

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

The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twelve weeks ended June 19, 2009, include the period from March 28, 2009, through June 19, 2009, and the statistics for the twelve weeks ended June 13, 2008, include the period from March 22, 2008, through June 13, 2008, (except in each case, for The Ritz-Carlton brand properties worldwide and for all other properties located outside of the continental United States and Canada, which for them includes the period from March 1 through the end of May). The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twenty-four weeks ended June 19, 2009, include the period from January 3, 2009, through June 19, 2009, and the statistics for the twenty-four weeks ended June 13, 2008, include the period from December 29, 2007, (except in each case, for The Ritz-Carlton brand properties worldwide and for all other properties located outside of the continental United States and Canada, which for them includes the period from January 1 through the end of May).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended June 19, 2009	Change vs. 2008		Twelve Weeks Ended June 19, 2009	Change vs. 2008
Marriott Hotels & Resorts (2)
Occupancy	68.6%	-7.2	% pts.	65.5%	-7.3	% pts.
Average Daily Rate	$159.98	-13.8%		$146.79	-13.4%
RevPAR	$109.81	-22.0%		$96.16	-22.1%
Renaissance Hotels & Resorts
Occupancy	68.1%	-7.1	% pts.	66.0%	-6.8	% pts.
Average Daily Rate	$158.24	-12.6%		$143.92	-12.3%
RevPAR	$107.73	-20.8%		$95.05	-20.6%
Composite North American Full-Service (3)
Occupancy	68.5%	-7.1	% pts.	65.6%	-7.2	% pts.
Average Daily Rate	$159.69	-13.6%		$146.31	-13.3%
RevPAR	$109.45	-21.8%		$95.97	-21.8%
The Ritz-Carlton North America
Occupancy	61.9%	-13.9	% pts.	61.9%	-13.9	% pts.
Average Daily Rate	$299.28	-16.1%		$299.28	-16.1%
RevPAR	$185.34	-31.4%		$185.34	-31.4%
Composite North American Full-Service and Luxury (4)
Occupancy	67.9%	-7.8	% pts.	65.4%	-7.6	% pts.
Average Daily Rate	$172.45	-14.7%		$154.95	-14.1%
RevPAR	$117.05	-23.5%		$101.30	-23.0%
Residence Inn
Occupancy	71.8%	-7.6	% pts.	72.3%	-6.6	% pts.
Average Daily Rate	$115.31	-10.4%		$114.39	-9.9%
RevPAR	$82.78	-18.9%		$82.71	-17.4%
Courtyard
Occupancy	64.2%	-8.5	% pts.	65.8%	-7.3	% pts.
Average Daily Rate	$110.53	-16.0%		$111.93	-13.3%
RevPAR	$70.91	-25.8%		$73.68	-22.0%
Fairfield Inn
Occupancy	nm	nm		63.9%	-6.8	% pts.
Average Daily Rate	nm	nm		$85.46	-8.2%
RevPAR	nm	nm		$54.60	-17.1%
TownePlace Suites
Occupancy	63.6%	-8.0	% pts.	65.1%	-7.5	% pts.
Average Daily Rate	$77.69	-10.8%		$82.05	-8.6%
RevPAR	$49.42	-20.8%		$53.43	-18.0%
SpringHill Suites
Occupancy	65.9%	-9.3	% pts.	65.5%	-7.2	% pts.
Average Daily Rate	$99.00	-10.9%		$100.29	-9.2%
RevPAR	$65.26	-21.9%		$65.71	-18.2%
Composite North American Limited-Service (5)
Occupancy	66.5%	-8.2	% pts.	67.1%	-7.1	% pts.
Average Daily Rate	$109.19	-13.9%		$105.23	-11.0%
RevPAR	$72.58	-23.3%		$70.60	-19.5%
Composite North American (6)
Occupancy	67.3%	-8.0	% pts.	66.4%	-7.3	% pts.
Average Daily Rate	$145.91	-14.4%		$124.41	-12.6%
RevPAR	$98.17	-23.4%		$82.63	-21.2%

(1)	Statistics are for the twelve weeks ended June 19, 2009, and June 13, 2008, except for Ritz-Carlton, for which the statistics are for the three months ended May 31, 2009, and May 31, 2008.

(2)	Marriott Hotels & Resorts includes JW Marriott Hotels & Resorts.

(3)	Composite North American Full-Service statistics include Marriott Hotels & Resorts and Renaissance Hotels & Resorts properties located in the continental United States and Canada.

(4)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Ritz-Carlton.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended May 31, 2009	Change vs. 2008		Three Months Ended May 31, 2009	Change vs. 2008
Caribbean and Latin America (2)
Occupancy	67.9%	-11.2	% pts.	64.3%	-10.2	% pts.
Average Daily Rate	$183.40	-10.8%		$168.35	-11.3%
RevPAR	$124.51	-23.5%		$108.33	-23.4%
Continental Europe (2)
Occupancy	66.6%	-5.9	% pts.	64.3%	-7.0	% pts.
Average Daily Rate	$154.59	-11.4%		$156.52	-10.9%
RevPAR	$102.98	-18.6%		$100.57	-19.6%
United Kingdom (2)
Occupancy	72.1%	-5.3	% pts.	70.7%	-5.6	% pts.
Average Daily Rate	$128.51	-9.0%		$127.66	-9.0%
RevPAR	$92.61	-15.2%		$90.20	-15.6%
Middle East and Africa (2)
Occupancy	72.8%	-12.7	% pts.	72.8%	-12.7	% pts.
Average Daily Rate	$138.09	-8.7%		$138.09	-8.7%
RevPAR	$100.59	-22.2%		$100.59	-22.2%
Asia Pacific (2), (3)
Occupancy	59.6%	-12.0	% pts.	61.5%	-11.0	% pts.
Average Daily Rate	$123.43	-14.5%		$127.39	-13.6%
RevPAR	$73.57	-28.9%		$78.31	-26.7%
Regional Composite (4), (5)
Occupancy	66.8%	-8.5	% pts.	65.4%	-8.6	% pts.
Average Daily Rate	$145.61	-11.1%		$145.56	-11.1%
RevPAR	$97.23	-21.2%		$95.22	-21.4%
International Luxury (6)
Occupancy	57.5%	-11.8	% pts.	57.5%	-11.8	% pts.
Average Daily Rate	$327.22	-10.9%		$327.22	-10.9%
RevPAR	$188.29	-26.1%		$188.29	-26.1%
Total International (7)
Occupancy	65.8%	-8.9	% pts.	64.7%	-8.9	% pts.
Average Daily Rate	$162.31	-11.6%		$159.51	-11.5%
RevPAR	$106.80	-22.1%		$103.26	-22.2%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for March 1 through the end of May. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2008 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard properties located outside of the continental United States and Canada.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard.

(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts.

(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended May 31, 2009	Change vs. 2008		Three Months Ended May 31, 2009	Change vs. 2008
Composite Luxury (2)
Occupancy	60.1%	-13.0	% pts.	60.1%	-13.0	% pts.
Average Daily Rate	$310.70	-13.9%		$310.70	-13.9%
RevPAR	$186.59	-29.2%		$186.59	-29.2%
Total Worldwide (3)
Occupancy	66.9%	-8.2	% pts.	66.1%	-7.5	% pts.
Average Daily Rate	$150.59	-13.6%		$130.17	-12.4%
RevPAR	$100.67	-23.0%		$86.09	-21.4%

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

(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the twelve weeks ended June 19, 2009, and June 13, 2008. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the three months ended May 31, 2009, and May 31, 2008.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twenty-Four Weeks Ended June 19, 2009	Change vs. 2008		Twenty-Four Weeks Ended June 19, 2009	Change vs. 2008
Marriott Hotels & Resorts (2)
Occupancy	65.2%	-6.6	% pts.	62.6%	-6.6	% pts.
Average Daily Rate	$163.64	-11.0%		$150.39	-11.0%
RevPAR	$106.72	-19.2%		$94.22	-19.4%
Renaissance Hotels & Resorts
Occupancy	65.3%	-6.6	% pts.	63.2%	-6.5	% pts.
Average Daily Rate	$163.04	-8.5%		$148.80	-8.8%
RevPAR	$106.46	-16.9%		$94.07	-17.3%
Composite North American Full-Service (3)
Occupancy	65.2%	-6.6	% pts.	62.7%	-6.6	% pts.
Average Daily Rate	$163.53	-10.6%		$150.12	-10.6%
RevPAR	$106.68	-18.8%		$94.19	-19.1%
The Ritz-Carlton North America
Occupancy	59.9%	-13.5	% pts.	59.9%	-13.5	% pts.
Average Daily Rate	$310.14	-13.7%		$310.14	-13.7%
RevPAR	$185.85	-29.6%		$185.85	-29.6%
Composite North American Full-Service and Luxury (4)
Occupancy	64.8%	-7.2	% pts.	62.6%	-6.9	% pts.
Average Daily Rate	$174.89	-11.7%		$157.73	-11.4%
RevPAR	$113.31	-20.5%		$98.74	-20.2%
Residence Inn
Occupancy	68.2%	-7.6	% pts.	69.5%	-6.0	% pts.
Average Daily Rate	$118.35	-8.6%		$116.61	-8.2%
RevPAR	$80.68	-17.8%		$81.04	-15.5%
Courtyard
Occupancy	60.4%	-8.2	% pts.	62.4%	-6.6	% pts.
Average Daily Rate	$114.46	-13.4%		$114.40	-11.2%
RevPAR	$69.19	-23.8%		$71.43	-19.7%
Fairfield Inn
Occupancy	nm	nm		60.3%	-6.3	% pts.
Average Daily Rate	nm	nm		$86.24	-7.2%
RevPAR	nm	nm		$51.97	-16.0%
TownePlace Suites
Occupancy	60.3%	-8.0	% pts.	61.9%	-7.3	% pts.
Average Daily Rate	$81.38	-8.1%		$84.68	-6.5%
RevPAR	$49.09	-18.8%		$52.38	-16.4%
SpringHill Suites
Occupancy	60.9%	-9.8	% pts.	62.4%	-6.6	% pts.
Average Daily Rate	$102.73	-9.1%		$102.64	-7.5%
RevPAR	$62.61	-21.7%		$64.02	-16.3%
Composite North American Limited-Service (5)
Occupancy	62.7%	-8.1	% pts.	63.8%	-6.4	% pts.
Average Daily Rate	$112.80	-11.6%		$107.38	-9.2%
RevPAR	$70.74	-21.7%		$68.54	-17.5%
Composite North American (6)
Occupancy	63.9%	-7.6	% pts.	63.4%	-6.6	% pts.
Average Daily Rate	$148.74	-11.5%		$126.71	-10.3%
RevPAR	$95.05	-20.9%		$80.28	-18.8%

(1)	Statistics are for the twenty-four weeks ended June 19, 2009, and June 13, 2008, except for Ritz-Carlton, for which the statistics are for the five months ended May 31, 2009, and May 31, 2008.

(2)	Marriott Hotels & Resorts includes JW Marriott Hotels & Resorts.

(3)	Composite North American Full-Service statistics include Marriott Hotels & Resorts and Renaissance Hotels & Resorts properties located in the continental United States and Canada.

(4)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Ritz-Carlton.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Five Months Ended May 31, 2009	Change vs. 2008		Five Months Ended May 31, 2009	Change vs. 2008
Caribbean and Latin America (2)
Occupancy	68.4%	-10.2.	% pts.	64.0%	-8.9	% pts.
Average Daily Rate	$192.99	-7.9%		$176.23	-8.6%
RevPAR	$131.99	-19.9%		$112.86	-19.8%
Continental Europe (2)
Occupancy	61.4%	-7.1	% pts.	59.4%	-7.7	% pts.
Average Daily Rate	$156.88	-9.6%		$158.38	-8.8%
RevPAR	$96.30	-18.9%		$94.11	-19.2%
United Kingdom (2)
Occupancy	68.5%	-5.4	% pts.	67.1%	-5.7	% pts.
Average Daily Rate	$128.88	-8.3%		$128.19	-8.2%
RevPAR	$88.25	-15.0%		$86.00	-15.4%
Middle East and Africa (2)
Occupancy	70.4%	-11.5	% pts.	70.4%	-11.5	% pts.
Average Daily Rate	$144.49	-4.5%		$144.49	-4.5%
RevPAR	$101.69	-17.9%		$101.69	-17.9%
Asia Pacific (2), (3)
Occupancy	59.2%	-11.1	% pts.	60.5%	-10.3	% pts.
Average Daily Rate	$127.02	-12.4%		$133.06	-10.8%
RevPAR	$75.17	-26.2%		$80.52	-23.8%
Regional Composite (4), (5)
Occupancy	64.3%	-8.4	% pts.	62.8%	-8.4	% pts.
Average Daily Rate	$149.68	-9.1%		$149.82	-8.8%
RevPAR	$96.22	-19.7%		$94.13	-19.6%
International Luxury (6)
Occupancy	57.0%	-10.7	% pts.	57.0%	-10.7	% pts.
Average Daily Rate	$332.67	-8.2%		$332.67	-8.2%
RevPAR	$189.56	-22.8%		$189.56	-22.8%
Total International (7)
Occupancy	63.5%	-8.7	% pts.	62.3%	-8.6	% pts.
Average Daily Rate	$166.94	-9.3%		$164.19	-9.0%
RevPAR	$106.04	-20.2%		$102.33	-20.1%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through the end of May. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2008 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard properties located outside of the continental United States and Canada.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard.

(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts.

(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Five Months Ended May 31, 2009	Change vs. 2008		Five Months Ended May 31, 2009	Change vs. 2008
Composite Luxury (2)
Occupancy	58.7%	-12.3	% pts.	58.7%	-12.3	% pts.
Average Daily Rate	$319.48	-11.4%		$319.48	-11.4%
RevPAR	$187.44	-26.8%		$187.44	-26.8%
Total Worldwide (3)
Occupancy	63.8%	-7.9	% pts.	63.2%	-6.9	% pts.
Average Daily Rate	$153.32	-11.0%		$132.00	-10.2%
RevPAR	$97.82	-20.7%		$83.43	-19.1%

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

(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the twenty-four weeks ended June 19, 2009, and June 13, 2008. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the five months ended May 31, 2009, and May 31, 2008.

North American Full-Service Lodging includes Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Renaissance ClubSport.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008	Change 2009/2008	June 19, 2009	June 13, 2008	Change 2009/2008
Segment revenues	$1,142	$1,371	-17%	$2,308	$2,678	-14%

Segment results	$71	$129	-45%	$140	$224	-38%

Since the second quarter of 2008, across our North American Full-Service Lodging segment we added 11 properties (3,436 rooms) and four properties (790 rooms) left the system.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated North American full-service properties decreased by 21.8 percent to $109.45, occupancy decreased by 7.1 percentage points to 68.5 percent, and average daily rates decreased by 13.6 percent to $159.69.

The $58 million decrease in segment results, compared to the 2008 second quarter, primarily reflected a $31 million decrease in incentive management fees, a $19 million decrease in base management and franchise fees, and a $7 million decrease in owned, leased, and other revenue net of direct expenses.

The $31 million decrease in incentive management fees was largely due to lower property-level revenue and margins in the second quarter of 2009 compared to the second quarter of 2008, a result of weak demand, partially offset by property-level cost controls. The $19 million decrease in base management and franchise fees was primarily driven by lower RevPAR, partially offset by unit growth.

Owned, leased, and other revenue net of direct expenses, decreased $7 million and primarily reflected $8 million of net losses in the second quarter of 2009 associated with several properties with weak demand, partially offset by a favorable variance of $1 million related to a property that was being renovated in the 2008 second quarter.

Cost reimbursements revenue and expenses associated with our North American Full-Service segment properties totaled $1,015 million in the second quarter of 2009, compared to $1,185 million in the 2008 second quarter.

Twenty-four Weeks. Compared to the year-ago period, RevPAR for comparable company-operated North American full-service properties decreased by 18.8 percent to $106.68, occupancy decreased by 6.6 percentage points to 65.2 percent, and average daily rates decreased by 10.6 percent to $163.53.

The $84 million decrease in segment results, compared to the first half of 2008, primarily reflected a $45 million decrease in incentive management fees, a $30 million decrease in base management and franchise fees, a $9 million decrease in owned, leased, and other revenue net of direct expenses, and $3 million of higher general, administrative, and other expenses, partially offset by a $4 million increase in gains and other income.

The $45 million decrease in incentive management fees was largely due to lower property-level revenue and margins in the first half of 2009 compared to the first half of 2008, a result of weak demand, partially offset by property-level cost controls. The $30 million decrease in base management and franchise fees was primarily driven by lower RevPAR.

Owned, leased, and other revenue, net of direct expenses, decreased $9 million and primarily reflected $13 million of net losses in the first half of 2009 associated with several properties with weak demand, partially offset by a favorable variance of $4 million related to one property that was being renovated in the first half of 2008.

The $3 million increase in general, administrative, and other expenses primarily reflected a $7 million impairment charge related to a security deposit that we deemed unrecoverable in the first half of 2009 (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information), partially offset by $4 million in cost reductions.

The $4 million increase in gains and other income reflected a favorable variance associated with one property that was sold for a loss in the first half of 2008.

Cost reimbursements revenue and expenses associated with our North American Full-Service segment properties totaled $2,049 million in the first half of 2009, compared to $2,334 million in the first half of 2008.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008	Change 2009/2008	June 19, 2009	June 13, 2008	Change 2009/2008
Segment revenues	$471	$538	-12%	$912	$1,026	-11%

Segment results	$72	$112	-36%	$105	$198	-47%

Since the second quarter of 2008, across our North American Limited-Service Lodging segment we added 183 properties (20,508 rooms) and seven properties (898 rooms) left the system. The properties that left the system were mainly franchised hotels associated with our Fairfield Inn brand.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated North American limited-service properties decreased by 23.3 percent to $72.58, occupancy decreased by 8.2 percentage points to 66.5 percent, and average daily rates decreased by 13.9 percent to $109.19.

The $40 million decrease in segment results, compared to the second quarter of 2008, reflected $18 million of lower incentive management fees, $17 million of lower base management and franchise fees, $5 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, and $3 million of lower gains and other income, partially offset by $5 million of lower general, administrative, and other expenses.

The $18 million decrease in incentive management fees was largely due to lower property-level revenue and margins resulting from weak demand, partially offset by property-level cost controls. Thirty-one properties paid incentive fees in the 2009 second quarter as compared to 298 in the 2008 second quarter. The $17 million decrease in base management and franchise fees was largely due to lower demand and significantly lower RevPAR, partially offset by unit growth.

The $5 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected lower revenue and property-level margins associated with weaker demand at certain leased properties.

The $5 million decrease in general, administrative, and other expenses was primarily a result of cost reductions that were part of our cost containment efforts.

Cost reimbursements revenue and expenses associated with our North American Limited-Service segment properties totaled $334 million in the second quarter of 2009, compared to $360 million in the second quarter of 2008.

Twenty-four Weeks. Compared to the year-ago period, RevPAR for comparable company-operated North American limited-service properties decreased by 21.7 percent to $70.74, occupancy decreased by 8.1 percentage points to 62.7 percent, and average daily rates decreased by 11.6 percent to $112.80.

The $93 million decrease in segment results, compared to the first half of 2008, reflected $27 million of lower base management and franchise fees, $26 million of lower incentive management fees, $24 million of higher general, administrative, and other expenses, $8 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, $5 million of lower joint venture equity earnings, and $3 million of lower gains and other income.

The $27 million decrease in base management and franchise fees was largely due to lower demand and significantly lower RevPAR. The $26 million decrease in incentive management fees was largely due to lower property-level revenue and margins resulting from weak demand, partially offset by property-level cost controls. Forty-one properties paid incentive fees in the first half of 2009 as compared to 311 in the first half of 2008.

The $24 million increase in general, administrative, and other expenses primarily reflected a $42 million impairment charge related to two security deposits that we deemed unrecoverable in the first half of 2009 due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by an $11 million reversal of the remaining balance from the 2008 accrual for the expected funding of those cash flow shortfalls (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information). The net increase of $31 million associated with the 2009 impairment charge was partially offset by a $4 million decrease in general, administrative, and other expenses, primarily reflecting cost reductions that were part of our cost containment efforts.

The $8 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected lower revenue and property-level margins associated with weaker demand at certain leased properties. The $5 million decrease in joint venture equity earnings primarily reflected equity losses at one of our joint ventures as the related properties experienced weak demand.

Cost reimbursements revenue and expenses associated with our North American Limited-Service segment properties totaled $653 million in the first half of 2009, compared to $706 million in the first half of 2008.

International Lodging includes International Marriott Hotels & Resorts, International JW Marriott Hotels & Resorts, International Renaissance Hotels & Resorts, International Courtyard, International Fairfield Inn, International Residence Inn, and Marriott Executive Apartments.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008	Change 2009/2008	June 19, 2009	June 13, 2008	Change 2009/2008
Segment revenues	$250	$399	-37%	$497	$751	-34%

Segment results	$27	$65	-58%	$64	$129	-50%

Since the second quarter of 2008, across our International Lodging segment we added 29 properties (9,944 rooms) and six properties (1,308 rooms) left the system, largely due to quality issues.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated international properties decreased by 21.2 percent to $97.23, occupancy decreased by 8.5 percentage points to 66.8 percent, and average daily rates decreased by 11.1 percent to $145.61. Comparable managed properties in Central America, China, Ireland, United Arab Emirates, Thailand, India, and Eastern Europe experienced particularly significant RevPAR declines.

The $38 million decrease in segment results in the second quarter of 2009, compared to the year-ago quarter, primarily reflected a $17 million decrease in incentive management fees, a $15 million decrease in owned, leased, and other revenue net of direct expenses, a $10 million decrease in base management and franchise fees, a $3 million decrease in gains and other income, and $2 million of restructuring costs, partially offset by a $3 million decrease in general, administrative, and other expenses and a $5 million increase in joint venture equity earnings.

The $17 million decrease in incentive management fees was largely due to lower property-level margins, driven by weak demand and, to a lesser extent, unfavorable foreign exchange rates compared to the year-ago quarter, partially offset by property-level cost controls. The $10 million decrease in base management and franchise fees was driven mainly by lower RevPAR, impacted by weak demand and, to a lesser extent, unfavorable foreign exchange rates.

Owned, leased, and other revenue net of direct expenses decreased by $15 million, primarily reflecting $8 million of lower termination fees, $4 million of lower income reflecting conversions from leased properties to managed properties, and $3 million of weak results, driven by soft demand, at some owned and leased properties.

The $3 million decrease in gains and other income reflected miscellaneous gain activity in the 2008 second quarter that did not occur in the current quarter. The $2 million in restructuring costs reflected severance and fringe benefit costs. See the “Restructuring Costs and Other Charges” section for more information.

General, administrative, and other expenses decreased by $3 million, reflecting $4 million in cost reductions due to our cost containment efforts, partially offset by $2 million in guarantee reserves for two properties. See the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information.

Joint venture equity results were higher than the year-ago quarter by $5 million and benefited from a $9 million unfavorable 2008 second quarter impact associated with tax law changes in a country in which two joint ventures operate, partially offset by a $3 million impact associated with insurance proceeds received in 2008 by one of those same joint ventures. The increase was also partially offset by $3 million in lower equity results at some of our joint ventures.

Cost reimbursements revenue and expenses associated with our International segment properties totaled $115 million in the second quarter of 2009, compared to $173 million in the second quarter of 2008.

Twenty-four Weeks. Compared to the year-ago period, RevPAR for comparable company-operated international properties decreased by 19.7 percent to $96.22, occupancy decreased by 8.4 percentage points to 64.3 percent, and average daily rates decreased by 9.1 percent to $149.68. Comparable managed properties in Central America, China, Thailand, India, United Arab Emirates, Ireland and Eastern Europe experienced particularly significant RevPAR declines.

The $65 million decrease in segment results in the first half of 2009, compared to the year-ago period, primarily reflected a $25 million decrease in incentive management fees, a $19 million decrease in owned, leased, and other revenue net of direct expenses, a $15 million decrease in base management and franchise fees, a $5 million decrease in gains and other income, a decrease of $2 million in joint venture equity earnings, and $2 million in restructuring costs, partially offset by a $2 million decrease in general, administrative, and other expenses.

The $25 million decrease in incentive management fees was largely due to lower property-level margins, driven by weak demand and, to a lesser extent, unfavorable foreign exchange rates compared to the year-ago quarter, partially offset by property-level cost controls. The $15 million decrease in base management fees was driven mainly by lower RevPAR, impacted by weak demand and, to a lesser extent, unfavorable foreign exchange rates, somewhat offset by the impact of new room additions.

Owned, leased, and other revenue net of direct expenses decreased by $19 million primarily reflecting $9 million of lower termination fees, $4 million of lower income reflecting conversions from leased properties to managed properties, and $6 million of weak results, driven by soft demand and lower RevPAR, at some owned and leased properties.

The $5 million decrease in gains and other income reflected miscellaneous gain activity in the 2008 first half that did not occur in the current period. The $2 million in restructuring costs reflected severance and fringe benefit costs. See the “Restructuring Costs and Other Charges” section for more information.

Joint venture equity results were lower than the year-ago period by $2 million. The decrease was primarily driven by $3 million in lower equity results at some of our joint ventures reflecting lower demand. The decrease also reflected a $9 million unfavorable impact in the first half of 2008 associated with tax law changes in a country in which two joint ventures operate, offset by a $9 million favorable impact associated with insurance proceeds received by one of those same joint ventures in the first half of 2008.

General, administrative, and other expenses decreased by $2 million, reflecting $5 million in cost reductions due to our cost containment efforts, partially offset by $2 million in guarantee reserves for two properties. See the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information.

Cost reimbursements revenue and expenses associated with our International segment properties totaled $226 million in the first half of 2009, compared to $332 million in the first half of 2008.

Luxury Lodging includes The Ritz-Carlton and Bulgari Hotels & Resorts.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008	Change 2009/2008	June 19, 2009	June 13, 2008	Change 2009/2008
Segment revenues	$324	$403	-20%	$675	$790	-15%

Segment results	$15	$23	-35%	$(7)	$49	-114%

Since the second quarter of 2008, across our Luxury Lodging segment we added two properties (521 rooms) and one property (374 rooms) left the system. In addition, we added four residential products (509 units) since the 2008 second quarter.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated luxury properties decreased by 29.2 percent to $186.59, occupancy decreased by 13.0 percentage points to 60.1 percent, and average daily rates decreased by 13.9 percent to $310.70. Luxury Lodging has been particularly hurt by weak demand associated with the financial services industry and other corporate group business.

The $8 million decrease in segment results, compared to the second quarter of 2008, reflected a $5 million decrease in base management fees, $2 million of lower incentive management fees, $5 million of lower owned, leased, and other revenue net of direct expenses, partially offset by $4 million of lower general, administrative, and other expenses.

The $5 million decrease in base management fees was largely driven by RevPAR declines associated with weaker demand. The $2 million decrease in incentive management fees was largely due to lower property-level revenue and margins in the second quarter of 2009 compared to the second quarter of 2008, a result of weak demand, partially offset by property-level cost controls.

The $5 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected $3 million of lower residential branding fees and $1 million of lower results at three properties driven by weak demand in the second quarter of 2009.

The $4 million decrease in general, administrative, and other expenses was primarily driven by cost reductions related to our cost containment efforts.

Cost reimbursements revenue and expenses associated with our Luxury segment properties totaled $262 million in the second quarter of 2009, compared to $325 million in the second quarter of 2008.

Twenty-four Weeks. Compared to the year-ago period, RevPAR for comparable company-operated luxury properties decreased by 26.8 percent to $187.44, occupancy decreased by 12.3 percentage points to 58.7 percent, and average daily rates decreased by 11.4 percent to $319.48. Luxury Lodging has been particularly hurt by weak demand associated with the financial services industry and other corporate group business.

The $56 million decrease in segment results, compared to the first half of 2008, reflected a $31 million decrease in joint venture equity earnings, $12 million of lower owned, leased, and other revenue net of direct expenses, a $9 million decrease in base management fees, $2 million of increased general, administrative, and other expenses, and a $3 million decrease in incentive management fees.

The $31 million decrease in joint venture equity earnings reflected a $30 million impairment charge associated with a joint venture investment that we determined to be fully impaired in the first quarter of 2009 (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information).

The $12 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected $6 million of lower results at three properties driven by weak demand and the resulting RevPAR declines in the first half of 2009 and $5 million of lower residential branding fees.

The $9 million decrease in base management fees was largely driven by RevPAR declines associated with weaker demand. The $3 million decrease in incentive management fees was largely due to lower property-level revenue and margins in the second quarter of 2009 compared to the second quarter of 2008, a result of weak demand, partially offset by property-level cost controls.

The $2 million increase in general, administrative, and other expenses in the first half of 2009 reflected $4 million in bad debt expense related to an accounts receivable balance we deemed to be uncollectible, partially offset by $2 million in cost reductions related to our cost containment efforts.

Cost reimbursements revenue and expenses associated with our Luxury segment properties totaled $550 million in the first half of 2009, compared to $639 million in the first half of 2008.

Timeshare includes Marriott Vacation Club, The Ritz-Carlton Club and Residences, and Grand Residences by Marriott.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008	Change 2009/2008	June 19, 2009	June 13, 2008	Change 2009/2008
Segment Revenues
Segment revenues	$355	$461	-23%	$632	$863	-27%

Segment Results
Base fee revenue	$11	$12		$21	$23
Timeshare sales and services, net	4	77		(7)	90
Joint venture equity earnings	(1)	2		(2)	7
Net losses attributable to noncontrolling interests	4	4		7	6
Restructuring costs	(30)	—		(31)	—
General, administrative, and other expense	(23)	(25)		(40)	(52)

Segment results	$(35)	$70	-150%	$(52)	$74	-170%

Sales and Services Revenue
Development	$182	$252		$303	$457
Services	80	79		150	163
Financing	14	49		27	76
Other revenue	7	8		12	18

Sales and services revenue	$283	$388	-27%	$492	$714	-31%

Contract Sales
Timeshare	$200	$291		$338	$576
Fractional	8	8		18	16
Residential	2	27		(3)	39

Total company	210	326		353	631

Timeshare	—	—		—	—
Fractional	(18)	6		(5)	11
Residential	17	2		(10)	25

Total joint venture	(1)	8		(15)	36

Total Timeshare segment contract sales	$209	$334	-37%	$338	$667	-49%

Twelve Weeks. Timeshare segment contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential ownership products before the adjustment of percentage-of-completion accounting. Timeshare segment contract sales decreased by $125 million (37 percent) compared to the second quarter of 2008 to $209 million from $334 million. The decrease in Timeshare segment contract sales in the second quarter of 2009, compared to the year-ago quarter, reflected a $91 million decrease in timeshare sales, a $24 million decrease in fractional sales, and a $10 million decrease in residential sales. Sales of timeshare intervals decreased significantly as a result of weak demand. Fractional joint venture contract sales reflected $18 million of net sale reversals, a result of contract cancellation allowances of $19 million. Residential joint venture contract sales of $17 million consisted solely of contract cancellation allowance reversals in that amount. See the “Other charges” caption in the “Restructuring Costs and Other Charges” section for additional information. Various sales promotions, including pricing adjustments, during the 2009 second quarter partially offset the impact of weak demand.

The $106 million decrease in Timeshare segment revenues to $355 million from $461 million primarily reflected a $105 million decrease in Timeshare sales and services revenue. The decrease in Timeshare sales and services revenue, compared to the year-ago quarter, primarily reflected lower demand for timeshare interval, fractional and residential projects, lower revenue from projects with limited available inventory in the second quarter of 2009, and lower financing revenue. Partially offsetting the decrease was higher revenue from projects that became reportable subsequent to the 2008 second quarter. Timeshare segment revenues for the second quarters of 2009 and 2008 included $10 million and $15 million, respectively, of interest income associated Timeshare segment notes receivable, and note sale gains of $29 million for the second quarter of 2008, both of which were recorded in our Condensed Consolidated Statements of Income in the “Timeshare sales and services” revenue line.

Segment losses of $35 million in the second quarter of 2009 were $105 million worse than the $70 million of segment income in the second quarter of 2008, and reflected $73 million of lower Timeshare sales and services revenue net of direct expenses, $30 million of restructuring costs, and $3 million in lower joint venture equity earnings, partially offset by $2 million of lower general, administrative, and other expenses.

The $73 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected $42 million of lower development revenue net of product, marketing and selling costs and $31 million of lower financing revenue net of financing expenses. Lower development revenue net of product, marketing and selling costs primarily reflected lower demand for timeshare interval and fractional projects and an $8 million charge related to an issue with a state tax authority, partially offset by favorable reportability for several projects that started sales or reached revenue recognition reportability thresholds subsequent to the second quarter of 2008.

The $31 million decrease in financing revenue, net of financing costs, primarily reflected $29 million of lower note sale gains (since there was a note sale in the 2008 second quarter but no note sale in the 2009 second quarter), a $12 million charge in the 2009 second quarter related to the reduction in the valuation of residual interests and $5 million of lower interest income due to the earlier timing of the note sale in the current year as compared with the prior year. The reduction in the valuation of residual interests was more than offset by $13 million of increased residual interest accretion as compared to the year ago quarter reflecting incremental accretion from the second quarter 2008 and first quarter 2009 note sales. The $12 million charge for the reduction in the value of residual interests consisted of a $17 million unfavorable impact related to six previously securitized note pools reaching performance triggers as a result of increased defaults in the 2009 second quarter, partially offset by a $5 million favorable impact from changes in assumptions related to discount rate, defaults and prepayments used in our estimate of fair market value (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information).

Restructuring costs totaling $30 million reflected $22 million in facilities exit costs, $7 million in severance costs, and $1 million in development cancellations as a result of restructuring initiatives continued in the second quarter of 2009 (see the “Restructuring Costs and Other Charges” section for additional information).

The $2 million decrease in general, administrative, and other expenses reflected $10 million of cost savings generated from the restructuring efforts initiated in 2008, which resulted in the elimination of certain positions and other cost reductions, mostly offset by the $7 million write-off of capitalized software development costs related to a project for which we have decided not to pursue further development.

Joint venture equity earnings decreased by $3 million and primarily reflected decreased earnings from a joint venture, attributable to weak demand in 2009 for a residential project in Hawaii, and $1 million of contract cancellation allowances recorded at one joint venture in the second quarter of 2009 (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information on the write-off of capitalized software costs and contract cancellation allowances).

Cost reimbursements revenue and expenses associated with Timeshare segment properties totaled $61 million for both the 2009 and 2008 second quarters.

Twenty-four Weeks. Timeshare segment contract sales decreased by $329 million (49 percent) compared to the first half of 2008 to $338 million from $667 million. The decrease in Timeshare segment contract sales in the first half of 2009, compared to the year-ago period, reflected a $238 million decrease in timeshare sales, a $77 million decrease in residential sales, and a $14 million decrease in fractional sales. Sales of fractional and residential units and timeshare intervals decreased significantly as a result of weak demand, as well as cancellation allowances of $31 million we recorded in anticipation that a portion of contract revenue previously recorded under the percentage-of-completion method for certain residential and fractional projects will not be realized due to contract cancellations prior to closing (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information).

The $231 million decrease in Timeshare segment revenues to $632 million from $863 million primarily reflected a $222 million decrease in Timeshare sales and services revenue and a $7 million decrease in cost reimbursements revenue. The decrease in Timeshare sales and services revenue, compared to the year-ago quarter, primarily reflected lower demand for timeshare interval and residential projects, lower revenue from projects with limited available inventory in the first half of 2009, lower financing revenue, and lower services revenue. Partially offsetting the decrease was higher revenue from projects that became reportable subsequent to the 2008 second quarter. Timeshare segment revenues for the first half of 2009 and the first half of 2008 included $23 million and $29 million, respectively, of interest income and note sale losses of $1 million for the first half of 2009 versus note sale gains of $29 million for the first half of 2008.

Segment losses of $52 million in the first half of 2009 increased by $126 million from $74 million of segment income in the first half of 2008, and reflected $97 million of lower Timeshare sales and services revenue net of direct expenses, $31 million of restructuring costs, and $9 million in lower joint venture equity earnings, partially offset by $12 million of lower general, administrative, and other expenses.

The $97 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected $47 million of lower development revenue net of product costs and marketing and selling costs, $42 million of lower financing revenue net of financing expenses, $5 million of lower reacquired and resales revenue net of expenses, and $6 million of lower services revenue net of expenses, partially offset by $3 million of higher other revenue net of expenses. Lower development revenue net of product, marketing and selling costs primarily reflected lower demand for timeshare interval and residential projects, an $8 million charge related to an issue with a state tax authority, and a net $3 million impact from contract cancellation allowances (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information), partially offset by favorable reportability for several projects that reached revenue recognition reportability thresholds subsequent to the second quarter of 2008.

The $42 million decrease in financing revenue, net of financing costs, primarily reflected a $30 million decrease in note sale gains, as the 2008 second quarter note sale generated a $29 million gain, while the 2009 first quarter note sale generated a $1 million loss, a $25 million charge in the first half of 2009 related to the reduction in the valuation of residual interests and $6 million of lower interest income due to the earlier timing of the note sale in the current year as compared with the prior year, partially offset by $16 million of increased residual interest accretion reflecting incremental accretion from the second quarter 2008 and first quarter 2009 note sales. The $25 million charge for the reduction in the value of residual interests consisted of a $19 million unfavorable impact related to seven previously securitized pools reaching performance triggers as a result of increased defaults in the first half of 2009 and a $6 million net unfavorable impact from changes in assumptions related to discount rate, defaults and prepayments used in our estimate of the fair market value (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information).

The $5 million of lower reacquired and resales revenue net of expenses primarily reflected lower demand. The $6 million decrease in services revenue net of expenses was driven by lower rental revenue due to the weak demand.

Restructuring costs totaling $31 million reflected $22 million in facilities exit costs, $8 million in severance costs, and $1 million in development cancellations as a result of restructuring initiatives continued through the first half of 2009 (see the “Restructuring Costs and Other Charges” section for additional information).

The $12 million decrease in general, administrative, and other expenses reflected $20 million in cost savings primarily generated from the restructuring efforts initiated in 2008, which resulted in the elimination of certain positions and other cost reductions, partially offset by a $7 million write-off of capitalized software development costs related to a project for which we have decided not to pursue further development.

Joint venture equity earnings decreased by $9 million and primarily reflected decreased earnings from a joint venture, attributable to weak demand in the first half of 2009 for a residential project in Hawaii, and $2 million of contract cancellation allowances recorded at one joint venture in the first half of 2009 (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information on the write-off of capitalized software costs and contract cancellation allowances).

Cost reimbursements revenue and expenses associated with Timeshare segment properties totaled $119 million in the first half of 2009, compared to $126 million in the first half of 2008.

SHARE-BASED COMPENSATION

Under our 2002 Comprehensive Stock and Cash Incentive Plan, we award: (1) stock options to purchase our Class A Common Stock; (2) share appreciation rights (“SARs”) for our Class A Common Stock; (3) restricted stock units of our Class A Common Stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that are equal to the market price of our Class A Common Stock on the date of grant.

During the first half of 2009, we granted 0.8 million restricted stock units and 0.5 million Employee SARs, 5,600 Non-employee SARs, and 32,000 deferred stock units. See Footnote No. 5, “Share-Based Compensation,” earlier in this report for additional information.

NEW ACCOUNTING STANDARDS

See Footnote No. 2, “New Accounting Standards,” for information related to the adoption of new accounting standards in the first half of 2009, none of which had a material impact on our financial statements. For the future adoption of recently issued accounting standards, also see Footnote No. 2, “New Accounting Standards.” We are currently evaluating the impact that FAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140,” and FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” will have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Our Credit Facilities

Although we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and improve hotels, as well as to develop timeshare properties. In the fourth quarter of 2008, capital markets were disrupted and remain challenging due to the worldwide financial crisis. We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We also periodically evaluate opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons, or to further strengthen our financial position.

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

At June 19, 2009, our available borrowing capacity amounted to $1.494 billion and reflected borrowing capacity of $1.369 billion under our Credit Facility, and our cash balance of $125 million. Borrowing capacity under our Credit Facility of $1.369 billion was calculated as $2.404 billion of allowable effective aggregate borrowings under our Credit Facility, less letters of credit outstanding totaling $139 million, and less Credit Facility borrowings outstanding of $896 million. We anticipate that this available capacity is adequate to fund our liquidity needs as noted previously. In addition, as noted previously, we continue to have ample flexibility under the Credit Facility’s covenants, and accordingly expect undrawn bank commitments under the Credit Facility to remain available to us even if business conditions were to deteriorate considerably more than we anticipate.

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

Our Standard & Poor’s commercial paper rating at the end of the 2009 second quarter was A3 and the market for A3 commercial paper is currently very limited. It would be very difficult to rely on the use of this market as a meaningful source of liquidity, and we do not anticipate issuing commercial paper under these circumstances.

We classified outstanding commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis. We reserved unused capacity under our Credit Facility to repay outstanding commercial paper borrowings in the event that the commercial paper market was not available to us for any reason when outstanding borrowings mature. Given our borrowing capacity under the Credit Facility, fluctuations in the commercial paper market or the costs at which we can issue commercial paper have not affected our liquidity and we do not expect them to do so in the future.

In 2009, the three major credit rating agencies reduced our long-term debt ratings to their lowest investment grade level, each with a stable outlook. Although the published outlook of the two most widely followed agencies indicates that they do not currently plan to reduce our debt ratings to below investment grade, we cannot assure you that our ratings will remain at their current levels. Any further downgrades of our long-term debt ratings by Standard & Poor’s, Moody’s Investor Service, Fitch Ratings, or other similar rating agencies could increase our cost of capital, limit our access to the capital markets, or permit access only on terms that are more restrictive than those of our outstanding debt.

Cash and equivalents totaled $125 million at June 19, 2009, a decrease of $9 million from year-end 2008, reflecting activity for the twenty-four weeks ended June 19, 2009, as follows: debt repayments and repurchases ($230 million); capital expenditures ($83 million); dividend payments ($61 million); loan advances net of collections ($11 million); equity and cost method investments ($14 million); and contract acquisition costs ($14 million). Partially offsetting these outflows were cash inflows associated with the following: operating cash inflows ($347 million); other cash inflows ($48 million); common stock issuances ($8 million); and dispositions ($1 million).

In response to significantly lower demand for our timeshare products, we correspondingly reduced our projected investment in new development for 2009. While our Timeshare segment has historically generated positive operating cash flow, year-to-year cash flow has varied based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We include timeshare reportable sales we finance in cash from operations when we collect cash payments or the notes are sold for cash. The following table shows the net operating activity from our Timeshare segment (which does not include the portion of income from continuing operations from our Timeshare segment). It reflects note sale proceeds of $181 million and note sale losses of $1 million related to our sale of Timeshare notes receivable in the first quarter of 2009 and note sale proceeds of $236 million and note sale gains of $29 million related to our sale of Timeshare notes receivable in the second quarter of 2008. Additionally, as discussed in more detail earlier in this report in the “Timeshare Residual Interests Valuation” caption in the Restructuring Costs and Other Charges section, seven previously securitized note pools reached performance triggers in 2009 as a result of increased defaults, accordingly we expect that as compared to full year 2008, our cash inflows will be reduced by approximately $20 million.

	Twenty-Four Weeks Ended
($ in millions)	June 19, 2009	June 13, 2008
Timeshare segment development in excess of cost of sales	$(41)	$(121)
New Timeshare segment mortgages, net of collections	(47)	(240)
Note repurchases	(35)	(25)
Financially reportable sales (in excess of) less than closed sales	(27)	68
Note sale losses (gains)	1	(29)
Note sale proceeds	181	236
Collection on retained interests in notes sold and servicing fees	43	46
Other cash inflows	5	31

Net cash inflows (outflows) from Timeshare segment activity	$80	$(34)

We estimate that, for the 20-year period from 2009 through 2028, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $3.2 billion. See the “Restructuring Costs and Other Charges” caption in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information about the weak demand environment.

Asset Securitizations

At the end of the second quarter of 2009, $1,260 million of principal due from timeshare interval and fractional owners remained outstanding in 13 special purpose entities formed in connection with our timeshare note sales. Delinquencies of more than 90 days amounted to $22 million. The impact to us from delinquencies, and our maximum exposure to loss as a result of our involvement with these special purpose entities, is limited to our residual interests, which we value based on a discounted cash flow model, as discussed in Footnote No. 6, “Fair Value Measurements.” Please see the “Timeshare Residual Interests Valuation” caption within the “Restructuring Costs and Other Charges” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for additional information on the risks associated with our residual interests. Under the terms of our timeshare note sales, we have the right, at our option, to repurchase a limited amount of defaulted mortgage notes at par. In cases where we have chosen to exercise this repurchase right, we have been able to resell the timeshare units underlying the defaulted loans without incurring material losses although we may not be able to do so in the future.

Cash flows between us and third-party purchasers during the twenty-four weeks ended June 19, 2009, and June 13, 2008, were as follows: net proceeds to us from new timeshare note sales of $181 million and $236 million, respectively; voluntary repurchases by us of defaulted notes (over 150 days overdue) of $35 million and $25 million, respectively; servicing fees received by us of $3 million and $3 million, respectively; and cash flows received from our retained interests of $40 million and $43 million, respectively.

We earned contractually specified servicing fees for the twelve weeks ended June 19, 2009, and June 13, 2008, totaling $2 million and $1 million, respectively, which we reflected within the changes in fair value to the servicing assets. Contractually specified late and ancillary fees earned for the twelve weeks ended June 19, 2009, and June 13, 2008, totaled $2 million for both periods. We reflect servicing fees and late and ancillary fees within the “Timeshare sales and services” line item on our Condensed Consolidated Statements of Income.

We earned contractually specified servicing fees for the twenty-four weeks ended June 19, 2009, and June 13, 2008, totaling $3 million and $3 million, respectively, which we reflected within the changes in fair value to the servicing assets. Contractually specified late and ancillary fees earned for the twenty-four weeks ended June 19, 2009, and June 13, 2008, totaled $3 million for each period.

In March 2009, prior to the end of our first quarter, we completed a private placement of approximately $205 million of floating-rate Timeshare Loan Backed Notes with a bank administered commercial paper conduit. We contributed approximately $284 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional ownership products to a newly formed special purpose entity. On the same day, the special purpose entity issued approximately $205 million of the entity’s notes. In connection with the private placement of notes receivable, we received proceeds of approximately $181 million, net of costs, and retained $94 million of residual interests in the special purpose entity, which included $81 million of notes we effectively owned after the transfer and $13 million related to the servicing assets and interest only strip. We measured all residual interests at fair market value on the date of the transfer. The notes effectively owned after the transfer require accounting treatment as notes receivable and are carried at the basis established at the date of transfer unless we deem them non-recoverable in the future. If that were to occur, we would record a valuation allowance.

As of June 19, 2009, the value of the notes that we effectively owned from the 2009 note sales was approximately $81 million, which we classified as $1 million of “Loans to timeshare owners” and $80 million of “Other assets” in our Condensed Consolidated Balance Sheets. During the second quarter, we recorded approximately $3 million of interest income associated with these notes.

We used the following key assumptions in measuring the fair value of the residual interests, including servicing assets, in our 13 outstanding Timeshare note sales as of June 19, 2009: an average discount rate of 16.99 percent; an average expected annual prepayment rate, including defaults, of 15.71 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of

59 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 38 months. Our key assumptions are based on our experience with Timeshare segment notes receivable that we originate.

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

As of the end of the 2009 second quarter, debt had decreased by $246 million to $2,849 million compared to $3,095 million at year-end 2008, and reflected the repurchase of $119 million in book value ($122 million in principal amount) of Senior Notes across multiple series, a decrease in other debt of $57 million, and a $73 million decrease in borrowings under our Credit Facility, partially offset by other debt increases of $3 million. At the end of the 2009 second quarter, future debt payments plus interest totaled $3,455 million and are due as follows: $134 million in 2009; $163 million in 2010; $111 million in 2011; $1,345 million in 2012; $479 million in 2013; and $1,223 million thereafter.

Share Repurchases

We did not purchase any shares of our Class A Common Stock during the twenty-four weeks ended June 19, 2009, and do not expect to repurchase shares during the remainder of 2009.

Dividends

On May 1, 2009, the Board of Directors declared the issuance of a stock dividend of 0.00369 shares of common stock for each outstanding share of common stock of the Company, payable on July 30, 2009, to shareholders of record on June 25, 2009. As a result, we retroactively adjusted shares outstanding using a factor of 0.00360, adjusted downward to reflect cash that will be paid in lieu of fractional shares to shareholders as of the date of record, for all periods presented to reflect 1.3 million of additional shares that will be issued on July 30, 2009.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business, including adjustments proposed during governmental examinations of the various tax returns we file. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur that could have individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

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

Lodging and Timeshare Industry Risks

Our industries are highly competitive, which may impact our ability to compete successfully with other hotel and timeshare properties for customers. We generally operate in markets that contain numerous competitors. Each of our hotel and timeshare brands competes with major hotel chains in national and international venues and with independent companies in regional markets. Our ability to remain competitive and to attract and retain business and leisure travelers depends on our success in distinguishing the quality, value, and efficiency of our lodging products and services from those offered by others. If we are unable to compete successfully in these areas, this could limit our operating margins, diminish our market share, and reduce our earnings.

We are subject to the range of operating risks common to the hotel, timeshare, and corporate apartment industries. The profitability of the hotels, vacation timeshare resorts, and corporate apartments that we operate or franchise may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms, timeshare interval, fractional ownership, and residential products, and apartments;

(2)	pricing strategies of competitors;

(3)	international, national, and regional economic and geopolitical conditions;

(4)	the impact of war, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats;

(5)	the desirability of particular locations and changes in travel patterns;

(6)	travelers’ fears of exposure to contagious diseases, such as H1N1 Flu, Avian Flu and Severe Acute Respiratory Syndrome (“SARS”);

(7)	the occurrence of natural disasters, such as earthquakes, tsunamis, and hurricanes;

(8)	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures, and costs;

(9)	the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, franchising, timeshare, lending, privacy, marketing and sales, licensing, labor, employment, immigration and environmental laws, and regulations applicable under the Office of Foreign Asset Control and the Foreign Corrupt Practices Act;

(10)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

(11)	regional and national development of competing properties;

(12)	increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business or the cost of travel for our customers, including recent increases in energy costs and any resulting increase in travel costs or decrease in airline capacity;

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

Risks relating to natural disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, and other natural disasters and the spread of contagious diseases, such as H1N1 Flu, Avian Flu, and SARS, in locations where we own, manage or franchise significant properties, and areas of the world from which we draw a large number of customers can cause a decline in the level of business and leisure travel and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty can have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms, timeshare units, and corporate apartments or limit the prices that we are able to obtain for them, both of which could adversely affect our profits.

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

Development and Financing Risks

While we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and improve hotels and to develop timeshare properties, and we or our hotel owners may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and improvement of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. Ongoing instability in the financial markets, including recent failures and near failures of a number of large financial service companies and the contraction of available liquidity and leverage have impaired the capital markets for hotel and real estate investments. As a result, many current and prospective hotel owners are finding hotel financing on commercially viable terms to be difficult or impossible to obtain. In addition, the bankruptcy of Lehman Brothers and the financial condition of other lenders has prevented some projects that are in construction or development, including a few in which the Company has noncontrolling equity investments, from drawing on existing financing commitments, and replacement financing may not be available or may only be available on less favorable terms. Delays, increased costs, and other impediments to restructuring such projects will reduce our ability to realize fees, recover loans and guarantee advances, or realize equity investments from such projects. Our ability to recover loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to recycle and raise new capital. In addition, any further downgrade of our credit ratings by Standard & Poor’s, Moody’s Investor Service, Fitch Ratings, or other rating agencies could reduce our availability of capital or increase our cost of capital.

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

Other Risks Associated with Timeshare and Residential Properties

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

Possible future changes in our Timeshare business could result in material charges. The economic recession has resulted in weaker demand for our Timeshare segment products, in particular our residential (or whole ownership) products, but also to a lesser extent our fractional ownership and timeshare products. We continue to assess our strategic alternatives for each of our projects to address the weaker demand environment, including among other things, future development plans, inventory requirements and determining what, if any, pricing adjustments may be appropriate to stimulate sales and accelerate cash flows and returns. Changes to our plans could have a material impact on the carrying value of certain projects in our inventory and result in impairment or other charges that could be material.

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

Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation and/or subject us to costs, fines, or lawsuits. Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers as they are entered into, processed by, summarized by, and reported by our various information systems and those of our service providers. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions. Our customers and employees also have a high expectation that their personal information will be adequately protected by ourselves or our service providers, and the regulatory environment surrounding information, security and privacy is increasingly demanding, in both the United States and other jurisdictions in which we operate. A significant theft, loss, or fraudulent use of customer, employee, or company data by us or by a service provider could adversely impact our reputation and could result in remedial and other expenses, fines, and litigation.

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

Other Risks

Changes in tax and other laws and regulations could reduce our profits or increase our costs. Our businesses are subject to regulation under a wide variety of U.S. federal and state and foreign laws, regulations and policies. In response to the recent economic crisis and the current recession, we anticipate that many of the jurisdictions in which we do business will review tax and other revenue raising laws, regulations and policies, and any resulting changes could impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, U.S. and foreign governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations or that could require costly changes to those operations or the way in which they are structured. For example, our current effective tax rate reflects the fact that income we earn and reinvest outside the

United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations were to significantly increase the tax rates on our non-U.S. income, our effective tax rate could increase, our profits could be reduced, and if such increases were a result of our status as a U.S. company, could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

If we cannot attract and retain talented associates, our business could suffer. We compete with other companies both within and outside of our industry for talented personnel. If we are not able to recruit, train, develop, and retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency, or internal control failures. Insufficient numbers of talented associates could also limit our ability to grow and expand our businesses.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 1, 2009. The shareholders (1) elected directors J.W. Marriott, Jr., John W. Marriott III, Mary K. Bush, Lawrence W. Kellner, Debra L. Lee, George Muñoz, Harry J. Pearce, Steven S Reinemund, W. Mitt Romney, William J. Shaw, and Lawrence M. Small; (2) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2009; and (3) approved an amendment to the Company’s Stock and Cash Incentive Plan to increase the number of shares authorized for issuance by 15 million.

The following table sets forth the votes cast at the Annual Meeting of Shareholders on May 1, 2009, with respect to each of the matters described above.

MATTER	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Election of J.W. Marriott, Jr.	2,929,964,370	55,406,550	4,153,460	—
Election of John W. Marriott III	2,954,101,810	28,653,350	6,769,220	—
Election of Mary K. Bush	2,857,107,810	123,416,780	8,999,790	—
Election of Lawrence W. Kellner	2,956,624,710	24,183,580	8,716,090	—
Election of Debra L. Lee	2,949,767,810	33,124,490	6,632,080	—
Election of George Muñoz	2,952,796,240	29,630,400	7,097,740	—
Election of Harry J. Pearce	2,950,847,690	30,689,860	7,986,830	—
Election of Steven S Reinemund	2,912,257,760	68,454,550	8,812,070	—
Election W. Mitt Romney	2,945,734,800	38,110,120	5,679,460	—
Election of William J. Shaw	2,957,664,010	26,098,000	5,762,370	—
Election of Lawrence M. Small	2,934,626,310	47,350,680	7,547,390	—
Ratification of appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2009	2,976,838,050	7,378,980	5,307,350	—
Approval of an amendment to the Company’s Stock and Cash Incentive Plan to increase number of shares authorized for issuance by 15 million	1,846,723,630	770,428,130	11,435,050	360,937,570

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.(i)	Restated Certificate of Incorporation of the Company.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.(ii)	Amended and Restated Bylaws.	Exhibit No. 3.(i) to our Form 8-K filed November 12, 2008 (File No. 001-13881).

10.1	Marriott International, Inc. Stock and Cash Incentive Plan, As Amended Effective May 1, 2009.	Filed with this report.

10.2	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan, As Amended as of May 1, 2009.	Filed with this report.

10.3	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants), As Amended as of May 1, 2009.	Filed with this report.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the twelve weeks and twenty-four weeks ended June 19, 2009, and June 13, 2008, respectively; (ii) the Condensed Consolidated Balance Sheets at June 19, 2009, and January 2, 2009; and (iii) the Condensed Consolidated Statement of Cash Flows for the twenty-four weeks ended June 19, 2009, and June 13, 2008, respectively. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.

17th day of July, 2009

/s/ William J. Shaw
William J. Shaw
Director and Vice Chairman

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President and Chief Financial Officer