Form 10-Q
period 2009-09-11
MARRIOTT INTERNATIONAL INC /MD/
filed 2009-10-09
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 11, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 356,024,123 shares of Class A Common Stock, par value $0.01 per share, outstanding at September 25, 2009.

MARRIOTT INTERNATIONAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
REVENUES
Base management fees	$116	$143	$367	$452
Franchise fees	100	108	281	314
Incentive management fees	17	52	95	229
Owned, leased, corporate housing, and other revenue	226	260	684	849
Timeshare sales and services (including note sale losses of $1 for the thirty-six weeks ended September 11, 2009 and note sale gains of $28 for the thirty-six weeks ended September 5, 2008)	254	384	746	1,098
Cost reimbursements	1,758	2,016	5,355	6,153

	2,471	2,963	7,528	9,095

OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	214	240	638	757
Timeshare-direct	238	337	737	961
Timeshare strategy-impairment charges	614	—	614	—
Reimbursed costs	1,758	2,016	5,355	6,153
Restructuring costs	9	—	44	—
General, administrative, and other	144	167	464	513

	2,977	2,760	7,852	8,384

OPERATING (LOSS) INCOME	(506)	203	(324)	711
(Losses) gains and other income (including gain on debt extinguishment of $21 for the thirty-six weeks ended September 11, 2009)	(1)	7	27	19
Interest expense	(27)	(33)	(84)	(113)
Interest income	5	8	20	28
(Provision for) reversal of provision for loan losses	—	—	(43)	2
Equity in (losses) earnings	(12)	2	(50)	26
Timeshare strategy-impairment charges (non-operating)	(138)	—	(138)	—

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(679)	187	(592)	673
Benefit (provision) for income taxes	210	(103)	133	(317)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(469)	84	(459)	356
Discontinued operations, net of tax	—	—	—	3

NET (LOSS) INCOME	(469)	84	(459)	359
Add: Net losses attributable to noncontrolling interests, net of tax	3	10	7	13

NET (LOSS) INCOME ATTRIBUTABLE TO MARRIOTT	$(466)	$94	$(452)	$372

EARNINGS PER SHARE-Basic
(Losses) earnings from continuing operations attributable to Marriott shareholders (1)	$(1.31)	$0.27	$(1.27)	$1.04
Earnings from discontinued operations attributable to Marriott shareholders	—	—	—	0.01

(Losses) earnings per share attributable to Marriott shareholders	$(1.31)	$0.27	$(1.27)	$1.05

EARNINGS PER SHARE-Diluted
(Losses) earnings from continuing operations attributable to Marriott shareholders (1)	$(1.31)	$0.25	$(1.27)	$0.99
Earnings from discontinued operations attributable to Marriott shareholders	—	—	—	0.01

(Losses) earnings per share attributable to Marriott shareholders	$(1.31)	$0.25	$(1.27)	$1.00

CASH DIVIDENDS DECLARED PER SHARE	$—	$0.0869	$0.0869	$0.2482

(1)

See Footnote No. 8, “Earnings Per Share,” for income from continuing operations attributable to Marriott used to calculate earnings from continuing operations per share attributable to Marriott shareholders.

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	Unaudited September 11, 2009	January 2, 2009
ASSETS
Current assets
Cash and equivalents	$130	$134
Accounts and notes receivable	908	898
Inventory	1,465	1,981
Current deferred taxes, net	257	186
Prepaid expenses	78	72
Other	125	135

	2,963	3,406

Property and equipment	1,371	1,443
Intangible assets
Goodwill	875	875
Contract acquisition costs and other	734	710

	1,609	1,585

Equity and cost method investments	257	346
Notes receivable
Loans to equity method investees	16	50
Loans to timeshare owners	438	607

Other notes receivable	79	173

	533	830
Other long-term receivables	79	158
Deferred taxes, net	1,012	727
Other	443	408

	$8,267	$8,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$137	$120
Accounts payable	559	704
Accrued payroll and benefits	603	633
Liability for guest loyalty program	438	446
Timeshare segment deferred revenue	75	70
Other payables and accruals	679	560

	2,491	2,533

Long-term debt	2,523	2,975
Liability for guest loyalty program	1,171	1,090
Self-insurance reserves	231	204
Other long-term liabilities	866	710

Marriott shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,556	3,590
Retained earnings	3,038	3,565
Treasury stock, at cost	(5,622)	(5,765)
Accumulated other comprehensive income (loss)	8	(15)

	985	1,380
Noncontrolling interests	—	11

	985	1,391

	$8,267	$8,903

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Thirty-Six Weeks Ended
	September 11, 2009	September 5, 2008
OPERATING ACTIVITIES
Net (loss) income	$(459)	$359
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	124	130
Income taxes	(195)	223
Timeshare activity, net	54	(273)
Timeshare strategy-impairment charges	752	—
Liability for guest loyalty program	68	79
Restructuring costs and other charges, net	18	—
Asset impairments and write-offs	66	27
Working capital changes and other	169	10

Net cash provided by operating activities	597	555

INVESTING ACTIVITIES
Capital expenditures	(112)	(220)
Dispositions	1	19
Loan advances	(50)	(20)
Loan collections and sales	15	33
Equity and cost method investments	(27)	(4)
Contract acquisition costs	(26)	(124)
Other	69	(51)

Net cash used in investing activities	(130)	(367)

FINANCING ACTIVITIES
Commercial paper/credit facility, net	(259)	226
Issuance of long-term debt	—	17
Repayment of long-term debt	(159)	(192)
Issuance of Class A Common Stock	10	42
Dividends paid	(63)	(84)
Purchase of treasury stock	—	(428)
Other	—	16

Net cash used in financing activities	(471)	(403)

DECREASE IN CASH AND EQUIVALENTS	(4)	(215)
CASH AND EQUIVALENTS, beginning of period	134	332

CASH AND EQUIVALENTS, end of period	$130	$117

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

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We believe our disclosures are adequate to make the information presented not misleading. You should, however, read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009 (“2008 Form 10-K”). Certain terms not otherwise defined in this quarterly report have the meanings specified in our 2008 Form 10-K.

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

On May 1, 2009, the Board of Directors declared the issuance of a stock dividend of a 0.00369 share of common stock for each outstanding share of common stock of the Company, payable on July 30, 2009, to shareholders of record on June 25, 2009. On August 6, 2009, the Board of Directors declared the issuance of a stock dividend of a 0.00379 share of common stock for each outstanding share of common stock of the Company, payable on September 3, 2009, to shareholders of record on August 20, 2009. For periods prior to the stock dividends, all share and per share data in our condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the second and third quarter stock dividends using factors of 0.00360 and 0.00370, respectively, adjusted downward to reflect cash that was paid in lieu of fractional shares on July 30, 2009, and September 3, 2009 to shareholders as of the dates of record.

Our 2009 third quarter ended on September 11, 2009; our 2008 fourth quarter ended on January 2, 2009; and our 2008 third quarter ended on September 5, 2008. In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 11, 2009, and January 2, 2009, the results of our operations for the twelve and thirty-six weeks ended September 11, 2009, and September 5, 2008, and cash flows for the thirty-six weeks ended September 11, 2009, and September 5, 2008. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. We have evaluated all subsequent events through October 9, 2009, the date the financial statements were issued.

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

Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“FAS No. 160”)

We adopted FAS No. 160 on January 3, 2009, the first day of our 2009 fiscal year. FAS No. 160 establishes new accounting and reporting standards for noncontrolling interests, previously known as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income or loss attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement. FAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income attributable to Marriott when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. FAS No. 160 is applied prospectively for fiscal years and interim periods within those fiscal years, beginning with the current fiscal year, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. The adoption of FAS No. 160 did not have a material impact on our financial statements. See Footnote No. 14, “Comprehensive Income and Capital Structure,” for related disclosures.

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

FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS No. 141(R)-1”)

We adopted FSP FAS No. 141(R)-1 on January 3, 2009, the first day of our 2009 fiscal year. FSP FAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP FAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with FAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. The adoption of FSP FAS No. 141(R)-1 did not have a material impact on our financial statements.

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

Financial Accounting Standards No. 165, “Subsequent Events” (“FAS No. 165”)

We adopted FAS No. 165 in the second quarter of 2009. FAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Footnote No. 1, “Basis of Presentation,” for the related disclosures. The adoption of FAS No. 165 did not have a material impact on our financial statements.

Future Adoption of Accounting Standards

The FASB issued the following two new accounting standards on June 12, 2009.

Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“FAS No. 166”) and Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS No. 167”)

FAS No. 166 amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. FAS No. 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.

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

We expect that the initial adoption of FAS No. 166 and FAS No. 167 in our 2010 first quarter will require our consolidation of 13 existing qualifying special purpose entities associated with past securitization transactions. Accordingly, we expect to record a one-time non-cash after-tax charge of approximately $70 million to $95 million ($115 million to $155 million pre-tax) in the 2010 first quarter, representing the cumulative effect of a change in accounting principle. The cumulative effect will consist primarily of the reestablishment of notes receivable (net of reserves) associated with those securitization transactions, more than offset by the elimination of residual interests that we initially recorded in connection with those transactions, the impact of recording debt obligations associated with third party interests held in the special purpose entities and related adjustments to inventory balances. We anticipate that our adoption of these standards will have the following impacts on our balance sheet: (1) assets will increase by approximately $950 million to $1,025 million, primarily representing the consolidation of notes receivable; (2) liabilities will increase by approximately $1,020 million to $1,120 million, primarily representing the consolidation of debt obligations associated with third party interests; and (3) shareholders’ equity will decrease by approximately $70 million to $95 million.

The ongoing impact of the adoption in subsequent periods could in the future also prevent us from meeting the derecognition criteria of FAS No. 166, and, accordingly, prevent us from achieving sale accounting for securitization transactions because the underlying securitization vehicles may require consolidation. On an ongoing basis, we estimate that we will report an annual increase in income from continuing operations before income taxes of approximately $30 million to $50 million, primarily attributable to the difference between interest income on notes held (net of interest expense to third party debt holders) and the previously recorded accretion income attributed to residual interests for our past securitization transactions. Future securitizations may also have an earnings impact but such amounts are not included in these estimates.

Accounting Standards Update No. 2009-05 “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value” (“ASU No. 2009-5”)

The FASB issued ASU No. 2009-5, which amends Subtopic 820-10, “Fair Value Measurements and Disclosures-Overall” for the fair value measurement of liabilities, on August 28, 2009. ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820, such as a present value technique. ASU No. 2009-5 will be effective for the first reporting period after the issuance, which for us would be the fourth quarter of 2009. We do not expect ASU No. 2009-5 to have a material impact on our financial statements.

3.	Income Taxes

Our federal income tax returns have been examined and we have settled all issues for tax years through 2004 with the exception of one 1994 transaction as discussed in Footnote No. 2, “Income Taxes,” in our 2008 Form 10-K. We filed a refund claim relating to 2000 and 2001. The Internal Revenue Service (“IRS”) disallowed the claims, and in July 2009 we protested the disallowance. This issue is pending in the IRS Appeals Division. The 2005, 2006 and 2007 IRS field examinations have been completed, and the unresolved issues from those years are now with the IRS Appeals Division. The 2008 and 2009 IRS examinations are ongoing as part of the IRS’s Compliance Assurance Program. Various state, local, and foreign income tax returns are also under examination by taxing authorities.

We recorded $56 million of income tax expense for the thirty-six week period ended September 11, 2009 (which included a $13 million income tax expense in the third quarter), primarily related to the treatment of funds received from foreign subsidiaries. We are contesting the issue with the IRS for tax years 2005, 2006, and 2007. The charges recorded in 2009 primarily relate to our ongoing current fiscal year exposure related to this issue.

The balance of unrecognized tax benefits was $247 million at the end of the 2009 third quarter. For the third quarter of 2009, we increased unrecognized tax benefits by $21 million (from $226 million at the end of the 2009 second quarter) primarily representing an increase for the foreign subsidiaries issue. For the thirty-six weeks ended 2009, we increased unrecognized tax benefits by $106 million (from $141 million at year-end 2008), primarily representing an increase for the foreign subsidiaries issue due to our ongoing current fiscal year exposure. The unrecognized tax benefits balance of $247 million at the end of the 2009 third quarter included $131 million of tax positions that, if recognized, would impact the effective tax rate.

As a large taxpayer, we are under continual audit by the IRS and other taxing authorities. It is possible that the amount of the liability for unrecognized tax benefits could change during the next 52-week period, but we do not anticipate that a significant impact to the unrecognized tax benefit balance will occur.

4.	Discontinued Operations-Synthetic Fuel

Our synthetic fuel operations consisted of four coal-based synthetic fuel production facilities (the “Facilities”). Because tax credits under Section 45K of the Internal Revenue Code were only available for the production and sale of synthetic fuel produced from coal before 2008, and because we estimated that high oil prices during 2007 would result in the phase-out of a significant portion of the tax credits available for synthetic fuel produced and sold in 2007, we permanently shut down the Facilities on November 3, 2007. Accordingly, we now report this business as a discontinued operation. See Footnote No. 4, “Discontinued Operations-Synthetic Fuel,” in our 2008 Form 10-K for additional information.

The following table provides income statement and balance sheet information relating to the discontinued synthetic fuel operations. The discontinued synthetic fuel operations reflected in the income statement for the twelve and thirty-six weeks ended September 5, 2008, only represents activity related to Marriott and there were no noncontrolling interests.

Income Statement Summary

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
Revenue	$—	$—	$—	$1

Loss from discontinued operations before income taxes	$—	$(1)	$—	$(4)
Tax (provision) benefit	—	—	—	(3)
Tax credits	—	1	—	10

Total tax (provision) benefit	—	1	—	7

Income from discontinued operations	$—	$—	$—	$3

Balance Sheet Summary

	At Period End
($ in millions)	September 11, 2009	January 2, 2009
Liabilities	$—	$(3)

5.	Share-Based Compensation

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

Restricted Stock Units

We granted 0.8 million restricted stock units during the thirty-six weeks ended September 11, 2009, to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the date of grant. The weighted average grant-date fair value of the restricted stock units granted in the first three quarters of 2009 was $19.

SARs

We granted 0.5 million SARs to officers and key employees during the thirty-six weeks ended September 11, 2009. These SARs expire 10 years after the date of grant and both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. The weighted average grant-date fair value of these SARs was $5, and the weighted average exercise price was $15.

During the thirty-six weeks ended September 11, 2009, we also granted 5,600 non-employee director SARs to a director with a weighted average exercise price of $23 and a weighted average grant-date fair value of $10. These non-employee director SARs expire 10 years after the date of grant and vest upon grant, but are generally not exercisable until one year after grant.

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

The range of assumptions for the SARs granted during the first three quarters of 2009 is as follows:

Expected volatility	32%-33%
Dividend yield	0.95%
Risk-free rate	2.0%-3.2%
Expected term (in years)	6-10

The risk-free rates are based on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, converted to a continuously compounded rate.

Deferred Stock Units

We issued 32,000 deferred stock units with a weighted average grant-date fair value of $23 to non-employee directors during the thirty-six weeks ended September 11, 2009. These non-employee director deferred stock units vest within one year and are distributed upon election.

Other Information

At the end of the 2009 third quarter, 69.8 million shares were reserved under the Comprehensive Plan, including 37.4 million shares under the Stock Option Program and Stock Appreciation Right Program.

On May 1, 2009, the shareholders approved an amendment to the Comprehensive Plan to increase the number of shares of the Company’s common stock authorized for issuance by 15 million to a total of 185 million.

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

We have various financial instruments we must measure on a recurring basis under FAS No. 157, including certain marketable securities, derivatives, and residual interests related to our asset securitizations. We also apply the provisions of FAS No. 157 to various non-recurring measurements for our financial and non-financial assets and liabilities, which included the impairment of a joint venture investment, and two security deposits in the first quarter of 2009 and the impairment of Timeshare segment inventory, property and equipment, anticipated fundings in conjunction with certain purchase commitments, and a joint venture investment in the third quarter of 2009. See Footnote No. 19, “Restructuring Costs and Other Charges,” and Footnote No. 18, “Timeshare Strategy-Impairment Charges,” for further information. We measure our assets and liabilities using inputs from the following three levels of the fair value hierarchy:

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

In accordance with the fair value hierarchy, the following table shows the fair value as of September 11, 2009, of those assets and liabilities that we must measure at fair value on a recurring basis and that we classify as “Other current assets,” “Other assets,” “Other payables and accruals,” and “Other long-term liabilities”:

($ in millions)	Fair Value Measurements as of September 11, 2009
Description	Balance at September 11, 2009	Level 1	Level 2	Level 3
Assets:
Residual interests	$174	$—	$—	$174
Marketable securities	31	15	16	—

Liabilities:
Derivative instruments	(10)	(4)	(4)	(2)

The following tables summarize the changes in fair value of our Level 3 assets and liabilities for the twelve and thirty-six weeks ended September 11, 2009:

($ in millions)	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Residual Interests	Derivative Instruments
Beginning balance at June 19, 2009	$180	$(1)
Total gains (losses) (realized or unrealized)
Included in earnings	10	(1)
Purchases, sales, issuances, and settlements	(16)	—

Ending balance at September 11, 2009	$174	$(2)

Gains (losses) for the third quarter of 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$10	$(1)

($ in millions)	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Residual Interests	Derivative Instruments
Beginning balance at January 3, 2009	$221	$(15)
Total gains (losses) (realized or unrealized)
Included in earnings	(1)	—
Purchases, sales, issuances, and settlements	(46)	13

Ending balance at September 11, 2009	$174	$(2)

Gains (losses) for the first three quarters of 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1)	$—

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

We treat our residual interests as trading securities under the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, we record realized and unrealized gains or losses related to these assets in the “Timeshare sales and services” revenue caption in our Condensed Consolidated Statements of Income. During the twelve weeks ended September 11, 2009, and September 5, 2008, we recorded trading gains of $10 million and $12 million, respectively. During the thirty-six weeks ended September 11, 2009 and September 5, 2008, we recorded trading losses of $1 million and gains of $14 million, respectively.

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

We used the following key assumptions in measuring the fair value of the residual interests in our 13 outstanding Timeshare note sales as of September 11, 2009: an average discount rate of 17.07 percent; an average expected annual prepayment rate, including defaults, of 15.56 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 57 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 37 months.

We completed a stress test on the fair value of the residual interests as of the end of the 2009 third quarter to measure the change in value associated with independent changes in individual key variables. This methodology applied unfavorable changes that would be statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. Before we applied any of these stress test changes, we determined that the fair value of the residual interests was $174 million as of September 11, 2009.

Applying the stress tests, we concluded that each change to a variable shown in the table below would have the following impact on the valuation of our residual interests at the end of the 2009 third quarter.

	Decrease in Quarter- End Valuation ($ in millions)	Percentage Decrease
100 basis point increase in the prepayment rate	$4	2.2%
200 basis point increase in the prepayment rate	8	4.7%
100 basis point increase in the discount rate	4	2.5%
200 basis point increase in the discount rate	9	4.9%
Two month decline in the weighted average remaining term	1	0.8%
Four month decline in the weighted average remaining term	3	1.6%

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

During the first quarter of 2009, we recorded $79 million of impairment charges for two of our security deposits and one joint venture investment, prior to the application of an $11 million liability remaining from 2008. These charges are reflected in our thirty-six week Condensed Consolidated Statements of Income as

$49 million in the “General, administrative, and other” caption and $30 million in the “Equity in (losses) earnings” caption. For additional information, see Footnote No. 19, “Restructuring Costs and Other Charges.”

During the third quarter of 2009, we recorded an other-than-temporary impairment charge related to marketable equity securities. This charge is reflected in our twelve and thirty-six week Condensed Consolidated Statements of Income as $5 million in the “(Losses) gains and other income” caption. We measure these securities using Level 1 inputs on a recurring basis.

During the third quarter of 2009, in conjunction with our evaluation of the entire Timeshare portfolio and our resulting decisions to adjust the business strategy to reflect current market conditions, we recorded $685 million of impairment charges in accordance with FAS No. 157 for inventory, property and equipment, anticipated fundings in conjunction with certain purchase commitments, and one joint venture investment. We reflect these charges in our twelve and thirty-six week Condensed Consolidated Statements of Income as $614 million in the “Timeshare strategy – impairment charges” caption and $71 million in the “Timeshare strategy-impairment charges (non-operating)” caption. For additional information, see Footnote No. 18, “Timeshare Strategy-Impairment Charges.”

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

	At September 11, 2009		At Year-End 2008
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$40	$32	$37	$36
Long-term notes receivable	533	519	830	817
Residual interests and effectively owned notes	197	197	135	135
Restricted cash	18	18	51	51
Marketable securities	31	31	24	24
Other long-term receivables	23	22	24	24

Total long-term financial assets	$842	$819	$1,101	$1,087

Long-term debt	$(2,492)	$(2,473)	$(2,941)	$(2,720)
Other long-term liabilities	(90)	(86)	(92)	(92)
Long-term derivative liabilities	(6)	(6)	(20)	(20)

Total long-term financial liabilities	$(2,588)	$(2,565)	$(3,053)	$(2,832)

We estimate the fair value of our cost method investments by applying a cap rate to stabilized earnings. We estimate the fair value of our long-term notes receivables using various methods, which include discounting cash flows using risk-adjusted rates and applying historical results from our most recent securitization transaction to our unsold notes receivables. The carrying value of our restricted cash approximates its fair value, and we estimate the fair value of our other long-term receivables by discounting future cash flows at risk-adjusted rates. The carrying value of our marketable securities at September 11, 2009, of $31 million includes $15 million in equity securities in one entity and $16 million in debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs. Our residual interests, marketable securities, and restricted cash are included within the “Other long-term assets” caption on our Condensed Consolidated Balance Sheets.

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

The table below illustrates the reconciliation of the earnings (losses) and number of shares used in our calculations of basic and diluted earnings (losses) per share attributable to Marriott shareholders.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
Computation of Basic Earnings Per Share Attributable to Marriott Shareholders
(Loss) income from continuing operations	$(469)	$84	$(459)	$356
Net losses attributable to noncontrolling interests	3	10	7	13

(Loss) income from continuing operations attributable to Marriott shareholders	(466)	94	(452)	369
Weighted average shares outstanding	355.5	353.8	354.5	355.6

Basic (losses) earnings per share from continuing operations attributable to Marriott shareholders	$(1.31)	$0.27	$(1.27)	$1.04

Computation of Diluted Earnings Per Share Attributable to Marriott Shareholders
(Loss) income from continuing operations attributable to Marriott shareholders	$(466)	$94	$(452)	$369

Weighted average shares outstanding	355.5	353.8	354.5	355.6

Effect of dilutive securities
Employee stock option and SARs plans	—	11.3	—	13.0
Deferred stock incentive plans	—	1.6	—	1.6
Restricted stock units	—	1.3	—	1.8

Shares for diluted earnings per share attributable to Marriott shareholders	355.5	368.0	354.5	372.0

Diluted (losses) earnings per share from continuing operations attributable to Marriott shareholders	$(1.31)	$0.25	$(1.27)	$0.99

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings from continuing operations attributable to Marriott shareholders. As we recorded a loss from continuing operations for the twelve and thirty-six week periods ended September 11, 2009, we did not include the following shares in the “Effect of dilutive securities” caption in the preceding table, because it would have been antidilutive to do so: 7.4 million employee stock option and SARs plan shares, 1.4 million deferred stock incentive plans shares, or 2.0 million restricted stock unit shares for the twelve-week period and 6.7 million employee stock option and SARs plan shares, 1.5 million deferred stock incentive plans shares, or 1.5 million restricted stock units shares for the thirty-six week period.

In accordance with FAS No. 128, “Earnings per Share,” we have not included the following stock options and SARs in our calculation of diluted earnings per share attributable to Marriott shareholders because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended September 11, 2009, 12.6 million options and SARs, with exercise prices ranging from $22.30 to $49.03;

(b)	for the twelve-week period ended September 5, 2008, 4.9 million options and SARs, with exercise prices ranging from $27.46 to $49.03;

(c)	for the thirty-six week period ended September 11, 2009, 12.8 million options and SARs, with exercise prices ranging from $20.17 to $49.03; and

(d)	for the thirty-six week period ended September 5, 2008, 3.9 million options and SARs, with exercise prices ranging from $32.16 to $49.03.

Weighted average common and diluted shares have been restated to reflect the second and third quarter stock dividends of 0.00360 and 0.00370 shares of common stock, respectively, (adjusted downward from 0.00369 shares declared in the second quarter of 2009 and 0.00379 shares declared in the third quarter of 2009) to reflect cash that was distributed in lieu of fractional shares.

9.	Inventory

Inventory, totaling $1,465 million and $1,981 million as of September 11, 2009, and January 2, 2009, respectively, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,447 million and $1,959 million as of September 11, 2009, and January 2, 2009, respectively. Inventory totaling $18 million and $22 million as of September 11, 2009, and January 2, 2009, respectively, primarily relates to hotel operating supplies for the limited number of properties we own or lease. We value Timeshare segment interval, fractional ownership, and residential products at the lower of cost or net realizable value, and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

Weak economic conditions in the United States, Europe and much of the rest of the world, instability in the financial markets following the 2008 worldwide financial crisis, and weak consumer confidence all contributed to a difficult business environment and resulted in weaker demand for our Timeshare segment products, in particular our luxury residential (or whole ownership) products, but also to a lesser extent our luxury fractional ownership and timeshare products. In the 2009 third quarter, we recorded an inventory impairment charge of $529 million in conjunction with our evaluation of the entire Timeshare portfolio. See Footnote No. 18, “Timeshare Strategy-Impairment Charges,” for additional information.

10.	Property and Equipment

The following table details the composition of our property and equipment balances at September 11, 2009, and January 2, 2009.

($ in millions)	September 11, 2009	January 2, 2009
Land	$453	$469
Buildings and leasehold improvements	907	852
Furniture and equipment	963	954
Construction in progress	193	244

	2,516	2,519
Accumulated depreciation	(1,145)	(1,076)

	$1,371	$1,443

11.	Notes Receivable

The following table details the composition of our notes receivable balances at September 11, 2009, and January 2, 2009.

($ in millions)	September 11, 2009	January 2, 2009
Loans to timeshare owners	$511	$688
Senior loans	1	2
Mezzanine and other loans	192	236

	704	926
Less current portion	(171)	(96)

	$533	$830

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in the accompanying Condensed Consolidated Balance Sheets, including $73 million and $81 million, at September 11, 2009, and January 2, 2009, respectively, related to “Loans to timeshare owners.”

In the first quarter of 2009, we fully reserved two notes receivable balances that we deemed uncollectible, one of which relates to a project that is in development. We recorded a total charge of $42 million in the first quarter of 2009 in the “Provision for loan losses” caption in our Condensed Consolidated Statements of Income related to these two notes receivable balances. We also recorded a $1 million charge in the second quarter of 2009 related to two notes receivable balances. See Footnote No. 19, “Restructuring Costs and Other Charges” for additional information.

In the 2009 third quarter we fully reserved certain notes receivable balances that we deemed uncollectible, which relate to a Timeshare segment project that is in development. Accordingly, we recorded a loan impairment charge of $40 million in the 2009 third quarter in the “Timeshare strategy-impairment charges (non-operating)” caption of our Consolidated Statements of Income. See Footnote No. 18, “Timeshare Strategy-Impairment Charges,” for additional information.

12.	Asset Securitizations

As noted in Footnote No. 12, “Asset Securitizations,” in our 2008 Form 10-K, we periodically sell, without recourse, through special purpose entities, notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. We continue to service the notes and transfer all proceeds collected to special purpose entities. We retain servicing assets and other interests in the notes and account for these assets and interests as residual interests. Residual interests at September 11, 2009, and January 2, 2009, totaled $174 million and $221 million, respectively, and included servicing assets totaling $12 million and $12 million, respectively. The interests are limited to the present value of cash available after paying financing expenses and program fees and absorbing credit losses.

We have inherent risk for changes in fair value of the servicing assets but do not deem the risk significant and therefore, do not use other financial instruments to mitigate this risk. The changes in servicing assets for the twelve weeks and thirty-six weeks ended September 11, 2009, measured using the fair value method appear in the following table:

($ in millions)	Servicing Assets Twelve Weeks Ended September 11, 2009	Servicing Assets Thirty-Six Weeks Ended September 11, 2009
Fair value at beginning of period	$13	$12
Servicing from securitizations	—	3
Changes in fair value (1)	(1)	(3)

Fair value at end of period	$12	$12

(1)	Principally represents changes due to collection/realization of expected future cash flows over time and changes in fair value due to changes in key variables listed below.

At the end of the third quarter of 2009, $1,168 million of principal due from timeshare interval and fractional owners remained outstanding in 13 special purpose entities formed in connection with our timeshare note sales. Delinquencies of more than 90 days amounted to $16 million. The impact to us from delinquencies, and our maximum exposure to loss as a result of our involvement with these special purpose entities, is limited to our residual interests, which we value based on a discounted cash flow model, as discussed in Footnote No. 6, “Fair Value Measurements.” Please see the “Timeshare Residual Interests Valuation” caption within the “Restructuring Costs and Other Charges” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for additional information on the risks associated with our residual interests. Under the terms of our timeshare note sales, we have the right, at our option, to repurchase defaulted mortgage notes at par. The transaction documents typically limit such repurchases to ten percent of the transaction’s initial mortgage balance, but during the 2009 third quarter investors in two of our outstanding note sale transactions agreed to increase the applicable limit to 15 percent. In cases where we have chosen to exercise this repurchase right, we have been able to resell the timeshare units underlying the defaulted loans without incurring material losses, although we may not be able to do so in the future.

Cash flows between us and third-party purchasers during the thirty-six weeks ended September 11, 2009, and September 5, 2008 were as follows: net proceeds to us from new timeshare note sales of $181 million and $237 million, respectively; voluntary repurchases by us of defaulted notes (over 150 days overdue) of $58 million and $37 million, respectively; servicing fees received by us of $5 million and $5 million, respectively; and cash flows received from our retained interests of $54 million and $69 million, respectively.

We earned contractually specified servicing fees for the twelve weeks ended September 11, 2009 and September 5, 2008 totaling $2 million and $2 million, respectively, which we reflected within the changes in fair value to the servicing assets. Contractually specified late and ancillary fees earned for the twelve weeks ended September 11, 2009 and September 5, 2008, totaled $2 million for both periods. We reflect servicing fees and late and ancillary fees within the “Timeshare sales and services” line item on our Condensed Consolidated Statements of Income.

We earned contractually specified servicing fees for the thirty-six weeks ended September 11, 2009 and September 5, 2008 totaling $5 million and $5 million, respectively, which we reflected within the changes in fair value to the servicing assets. Contractually specified late and ancillary fees earned for the thirty-six weeks ended September 11, 2009 and September 5, 2008, totaled $5 million for both periods.

In March 2009, prior to the end of our first quarter, we completed a private placement of approximately $205 million of floating-rate Timeshare Loan Backed Notes with a bank-administered commercial paper conduit. We contributed approximately $284 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional ownership products to a newly formed special purpose entity. On the same day, the special purpose entity issued approximately $205 million of the entity’s notes. In connection with the private placement of notes receivable, we received proceeds of approximately $181 million, net of costs, and retained $94 million of residual interests in the special purpose entity, which included $81 million of notes we effectively owned after the transfer and $13 million related to the servicing assets and interest only strip. We measured all residual interests at fair market value on the date of the transfer. The notes effectively owned after the transfer require accounting treatment as notes receivable and are carried at the basis established at the date of transfer unless we deem them non-recoverable in the future. If that were to occur, we would record a valuation allowance.

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

As of September 11, 2009, the value of the notes that we effectively owned from the 2009 note sale was approximately $82 million, which we classified as “Other assets” in our Condensed Consolidated Balance Sheets. During the thirty-six weeks ended September 11, 2009, we recorded approximately $6 million of interest income associated with these effectively owned notes, $3 million of which we recognized during the third quarter.

13.	Long-term Debt

Our long-term debt at September 11, 2009, and January 2, 2009, consisted of the following:

($ in millions)	September 11, 2009	January 2, 2009
Senior Notes:
Series C, interest rate of 7.875%, face amount of $76, maturing September 15, 2009	$76	$76
Series F, interest rate of 4.625%, face amount of $348, maturing June 15, 2012	347	347
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015	301	349
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016	289	314
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017	291	335
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013	398	397
$2.4B Effective Credit Facility, average interest rate of 0.762% at September 11, 2009	710	969
Other	248	308

	2,660	3,095
Less current portion	(137)	(120)

	$2,523	$2,975

As of the end of our 2009 third quarter, all debt was unsecured, and we had long-term public debt ratings of BBB- from Standard and Poor’s and Baa3 from Moody’s.

In the first three quarters of 2009, we repurchased $122 million principal amount of our Senior Notes in the open market, across multiple series. We recorded a gain of $21 million for the debt extinguishment representing the difference between the acquired debt’s purchase price of $98 million and its carrying amount of $119 million.

Subsequent to the 2009 third quarter, on September 15, 2009, we made a $79 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series C Senior Notes.

As discussed in more detail in Footnote No. 13, “Long-term debt,” of our 2008 Form 10-K, we are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $2.4 billion of aggregate effective borrowings to support general corporate needs, including working capital and capital expenditures, and letters of credit and supported our commercial paper program.

Until the 2008 fourth quarter, we regularly issued short-term commercial paper primarily in the United States and, to a much lesser extent, in Europe. Disruptions in the financial markets beginning in September 2008 significantly reduced liquidity in the commercial paper market. Accordingly, in the fourth quarter of 2008, we suspended issuing commercial paper and used funds borrowed under the Credit Facility to repay all of our previously issued commercial paper as it matured. Our Standard and Poor’s commercial paper rating at the end of the 2009 third quarter was A3. Because the market for A3 commercial paper is currently very limited, it would be very difficult to rely on the use of this market as a meaningful source of liquidity, and we do not anticipate issuing commercial paper under these circumstances.

We classified outstanding commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis. We reserved unused capacity under our Credit Facility to repay outstanding commercial paper borrowings in the event that the commercial paper market was not available to us for any reason when outstanding borrowings matured. Given our borrowing capacity under the Credit Facility, fluctuations in the commercial paper market or the costs at which we can issue commercial paper have not affected our liquidity, and we do not expect them to do so in the future.

Although we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and improve hotels, as well as to develop timeshare properties. Capital markets were disrupted in the fourth quarter of 2008 and remain challenging due to the recession and ongoing worldwide financial instability. See the “Cash Requirements and Our Credit Facilities” discussion in the “Liquidity and Capital Resources” section of this report for additional information regarding our Credit Facility.

14.	Comprehensive Income and Capital Structure

The following tables detail comprehensive income attributable to Marriott, comprehensive income attributable to noncontrolling interests, and consolidated comprehensive income for the twelve and thirty-six weeks ended September 11, 2009, and September 5, 2008.

	Attributable to Marriott		Attributable to Noncontrolling Interests		Consolidated
($ in millions)	Twelve Weeks Ended		Twelve Weeks Ended		Twelve Weeks Ended
	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
Net (loss) income	$(466)	$94	$(3)	$(10)	$(469)	$84
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8	(14)	—	—	8	(14)
Other derivative instrument adjustments	(3)	(4)	—	—	(3)	(4)
Unrealized gains (losses) on available-for-sale securities	2	(5)	—	—	2	(5)
Reclassification of losses (gains) on available-for-sale securities	5	—	—	—	5	—

Total other comprehensive (loss) income, net of tax	12	(23)	—	—	12	(23)

Comprehensive (loss) income	$(454)	$71	$(3)	$(10)	$(457)	$61

	Attributable to Marriott		Attributable to Noncontrolling Interests		Consolidated
($ in millions)	Thirty-Six Weeks Ended		Thirty-Six Weeks Ended		Thirty-Six Weeks Ended
	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
Net (loss) income	$(452)	$372	$(7)	$(13)	$(459)	$359
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	20	2	—	—	20	2
Other derivative instrument adjustments	(7)	6	—	—	(7)	6
Unrealized gains (losses) on available-for-sale securities	5	(11)	—	—	5	(11)
Reclassification of losses (gains) on available-for-sale securities	5	—	—	—	5	—

Total other comprehensive (loss) income, net of tax	23	(3)	—	—	23	(3)

Comprehensive (loss) income	$(429)	$369	$(7)	$(13)	$(436)	$356

The following table details changes in shareholders’ equity, including changes in equity attributable to Marriott shareholders and changes in equity attributable to the noncontrolling interests. We have restated common shares outstanding to reflect the stock dividends that were declared on May 1, 2009 and August 6, 2009, respectively. The stock dividends were distributed in the 2009 third quarter.

($ in millions, except share amounts)			Equity Attributable to Marriott Shareholders
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Equity Attributable to Non- controlling Interests
352.1	Balance at January 2, 2009	$1,391	$5	$3,590	$3,565	$(5,765)	$(15)	$11
—	Net (loss) income	(459)	—	—	(452)	—	—	(7)
—	Other comprehensive income	23	—	—	—	—	23	—
—	Dividends	(33)	—	—	(96)	63	—	—
3.6	Employee stock plan issuance	67	—	(34)	21	80	—	—
—	Other	(4)	—	—	—	—	—	(4)
—	Purchase of treasury stock	—	—	—	—	—	—	—

355.7	Balance at September 11, 2009	$985	$5	$3,556	$3,038	$(5,622)	$8	$—

15.	Contingencies

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at September 11, 2009, are as follows:

($ in millions)
Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings at September 11, 2009
Debt service	$37	$1
Operating profit	152	26
Other	102	7

Total guarantees where we are the primary obligor	$291	$34

The liability for expected future fundings at September 11, 2009, is included in our Condensed Consolidated Balance Sheets as follows: $6 million in the “Other payables and accruals” line item and $28 million in the “Other long-term liabilities” line item.

Our guarantees of $291 million listed in the preceding table include $33 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties, along with $3 million of debt service guarantees that will not be in effect until the underlying debt has been funded, and $9 million of other guarantees that will not be in effect until certain requirements are met.

The guarantees of $291 million in the preceding table do not include $179 million of guarantees that we anticipate will expire in the years 2011 through 2013, related to Senior Living Services lease obligations totaling $123 million and lifecare bonds totaling $56 million for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and $8 million of the lifecare bonds, and CNL Retirement Properties, Inc., which subsequently merged with Health Care Property Investors, Inc. (“HCP”), is the primary obligor of $46 million of the lifecare bonds. Five Star is the primary obligor of the remainder of the lifecare bonds. Prior to our sale of the Senior Living Services business in 2003, these preexisting guarantees were guarantees by us of obligations of consolidated Senior Living Services subsidiaries. Sunrise and HCP have indemnified us for any guarantee fundings we may be called on to make in connection with these lease obligations and lifecare bonds. While we currently do not expect to fund under the guarantees, according to recent SEC filings made by Sunrise there has been a significant deterioration in Sunrise’s financial position and access to liquidity; accordingly, Sunrise’s continued ability to meet these guarantee obligations cannot be assured.

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

Approximately €7 million ($9 million) of this cash collateral remained at the end of the 2009 third quarter. Our contingent liability exposure of approximately $64 million will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future.

In addition to the guarantees noted in the preceding table, we have provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $586 million. Payments for cost overruns for this project will be satisfied by the joint venture through contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 34 percent. We do not expect to fund under the guarantee. At the end of the 2009 third quarter, the carrying value of the liabilities associated with this project completion guarantee was $6 million. We have provided a project completion guarantee to another lender for a project with an estimated aggregate total cost of CAD $466 million (USD $427 million). Payments for cost overruns for this project will be satisfied by the joint venture through contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 20 percent. We do not expect to fund under the guarantee. At September 11, 2009, the carrying value of the liabilities associated with this project completion guarantee was $3 million.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted previously, we had the following commitments outstanding as of September 11, 2009:

•

$5 million of loan commitments we have extended to owners of lodging properties, under which we expect to fund approximately $3 million, in two to three years. We do not expect to fund the remaining $2 million of commitments, $1 million of which will expire in two to three years and $1 million of which will expire after six years.

•

Commitments to invest up to $50 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $40 million of these commitments in two to three years and $10 million after three years. If not funded, $30 million of these investment commitments will expire within three years, and $20 million will expire in more than three years.

•	A commitment, with no expiration date, to invest up to $12 million in a joint venture for development of a new property that we expect to fund in two to three years.

•	A commitment, with no expiration date, to invest up to $7 million in a joint venture that we do not expect to fund.

•

A commitment, subject to certain conditions, to invest up to $50 million (€35 million) into a new fund, which we expect will be capitalized and launched within six to 18 months, to purchase or develop Marriott brand hotels in Western Europe that will be managed exclusively by us. After the initial closing of the fund, we expect that our commitment will expire after four years subject to a one-year extension option with funding occurring over time during that period.

•	A commitment to invest up to $29 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

•

We have two commitments aggregating to $139 million to purchase units upon completion of construction for use in our Asia Pacific points and the Ritz-Carlton Destination Club programs. We have already made deposits of $21 million in conjunction with these commitments, and we expect to make the remaining payment of $118 million in 2010.

At September 11, 2009, we also had $118 million of letters of credit outstanding, the majority of which related to our self-insurance programs. Surety bonds issued as of September 11, 2009, totaled $405 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

16.	Derivative Instruments

We adopted FAS No. 161 on January 3, 2009, the first day of our 2009 fiscal year. FAS No. 161 enhances the current disclosure framework for derivative instruments and hedging activities. In this initial year of adoption, we have elected not to present earlier periods for comparative purposes.

The designation of a derivative instrument as a hedge and its ability to meet the FAS No. 133 hedge accounting criteria determine how the change in fair value of the derivative instrument will be reflected in the Condensed Consolidated Financial Statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows or fair value and the documentation standards of FAS No. 133 are fulfilled at the time we enter into the derivative contract. A hedge is designated as a cash flow hedge, fair value hedge, or a net investment in foreign operations hedge based on the exposure being hedged. The asset or liability value of the derivative will change in tandem with its fair value. Changes in fair value, for the effective portion of qualifying hedges, are recorded in other comprehensive income (“OCI”). The derivative’s gain or loss is released from OCI to match the timing of the underlying hedged cash flows effect on earnings.

We review the effectiveness of our hedging instruments on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings, and discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. Upon termination of cash flow hedges, we release gains and losses from OCI based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected timeframe. Such untimely transactions require us to immediately recognize in earnings gains and losses previously recorded in OCI.

Changes in interest rates, foreign exchange rates, and equity securities expose us to market risk. We manage our exposure to these risks by monitoring available financing alternatives, as well as through development and application of credit granting policies. We also use derivative instruments, including cash flow hedges, net investment in foreign operations hedges, fair value hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes.

Our use of derivative instruments to manage market risks exposes us to the risk that a counterparty could default on a derivative contract. Our financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. We manage our exposure to counterparty risk by requiring specific minimum credit standards for our counterparties and by spreading our derivative contracts among diverse counterparties. As of September 11, 2009, we had derivative contracts outstanding with seven investment grade counterparties.

In the event that we were to default under a derivative contract or similar obligation, our derivative counterparty would generally have the right, but not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value. Although the netting terms of our derivative contracts vary by agreement, in a settlement following a default, the liability positions under some of these contracts would be netted against the asset positions with the same counterparty. At September 11, 2009, we had open derivative contracts in a liability or net liability position with a total fair value of $10 million.

During the first three quarters of 2009, we used the following derivative instruments to mitigate our interest rate and foreign currency exchange rate risks:

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

During 2009 and fiscal years 2008 and 2007, we entered into forward foreign exchange contracts to hedge the risk associated with forecasted transactions for contracts and fees denominated in foreign currencies. These contracts have terms of less than three years. During the 2009 third quarter, we entered into foreign exchange option contracts to hedge the risk associated with forecasted transactions for contracts and fees denominated in foreign currencies. These contracts have terms of less than one year.

Net Investment Hedges

During 2009, we entered into forward foreign exchange contracts to manage our risk of currency exchange rate volatility associated with certain of our investments in foreign operations. The contracts offset the gains and losses associated with translation adjustments for various investments in foreign operations.

Fair Value Hedges

In 2003, we entered into an interest rate swap to address interest rate risk. Under this agreement, which has an aggregate notional amount of $92 million and matures in 2010, we receive a floating rate of interest and pay a fixed rate of interest. The swap modifies our interest rate exposure by effectively converting a note receivable with a fixed rate to a floating rate. We classify this swap as a fair value hedge under FAS No. 133 and we recognize the change in the fair value of the swap, as well as the change in the fair value of the underlying note receivable, in interest income. Due to the structure of the swap, the change in its fair value moves in tandem with the change in fair value of the underlying note receivable. The hedge is highly effective and, therefore, we reported no net gain or loss during the first three quarters of 2009.

Derivatives not Designated as Hedging Instruments Under FAS No. 133

In certain note sale transactions, we use interest rate swaps to limit the variability in the value of the excess spread (or the difference between the loan portfolio average fixed coupon rate and the variable rate expected by the note investors) due to changing interest rates. Although we expect to receive the excess spread, we provide interest rate swaps for the benefit of the investors in the event the underlying notes do not perform as expected. The interest rate swaps used in some conduit note sale transactions move inversely to the movement in the excess spread and thus provide a natural hedge in the transaction. We use multiple interest rate swaps, including differential swaps, in some of the term asset backed securities transactions that largely offset one another to the extent that the sold notes prepay within expectations. Given the natural hedges provided by both of these types of transactions, we did not apply FAS No. 133 hedge accounting to these interest rate swaps. In certain deals, we sell a portfolio of fixed-coupon consumer loans to investors who require a variable rate of return. If unhedged, an increase in the variable rate of those deals would compress the excess spread; therefore, we enter into these interest rate swaps to preserve the excess spread at the level expected by the investors.

At the end of the 2009 third quarter, we had six such swap agreements with expiration dates ranging from 2013 to 2022. Due to market conditions, we were required to enter into a differential swap, representing two of our six outstanding swaps, related to our retained interests for our 2009 first quarter note sale.

We do not apply the standards of FAS No. 133 to some of our foreign exchange contracts because there is no material timing difference between the recognition of the gain or loss on the underlying asset or liability and the gain or loss on the derivative instrument. During the first three quarters of 2009 and for fiscal year 2008, we entered into these forward contracts to hedge foreign currency denominated net monetary assets and/or liabilities. We anticipate entering into similar contracts when these contracts expire in the fourth quarter of 2009. Examples of monetary assets and liabilities that we hedge include, but are not limited to, cash, receivables, payables, and debt. Pursuant to FAS No. 52, “Foreign Currency Translation,” the gains or losses on such forward contracts are computed by multiplying the foreign currency amount of the forward contract by the difference between the spot rate at the balance sheet date and the spot rate at the date of inception of the forward contract (or the spot rate last used to measure a gain or loss on that contract for an earlier period).

The following tables summarize the fair value of our derivative instruments, and the effect of derivative instruments on our Condensed Consolidated Statements of Income and “Comprehensive income.”

Fair Value of Derivative Instruments

($ in millions)	Balance Sheet Location	Fair Value at September 11, 2009	Notional Amount at September 11, 2009
Derivatives designated as hedging instruments under FAS No. 133 (1)

Asset Derivatives
Foreign exchange forwards (2)	Other payables and accruals	$—	$3

Liability Derivatives
Interest rate swaps	Other long-term liabilities	(4)	92
Foreign exchange forwards (2)	Other payables and accruals	(3)	44
Net investment hedges	Other payables and accruals	—	16

Total liabilities under FAS No. 133		$(7)

Derivatives not designated as hedging instruments under FAS No. 133 (1)

Asset Derivatives
Interest rate swaps (2)	Other long-term liabilities	$4	$198
Foreign exchange forwards (2)	Other payables and accruals	—	23

Total asset derivatives not under FAS No. 133		$4

Liability Derivatives
Interest rate swaps (2)	Other long-term liabilities	$(6)	$265
Foreign exchange forwards (2)	Other payables and accruals	(1)	261

Total liability derivatives not under FAS No. 133		$(7)

(1)	See Footnote No. 6, “Fair Value Measurements,” for additional information on the fair value of our derivative instruments.

(2)	Certain derivatives are subject to master netting agreements in accordance with FASB Interpretation No. 39.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income

($ in millions)	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Twelve Weeks Ended September 11, 2009	Thirty-Six Weeks Ended September 11, 2009
FAS No. 133 cash flow hedges

Foreign exchange forwards	Base management fees	$2	$5
Foreign exchange forwards	Franchise fees	—	1

Total gain from FAS No. 133 cash flow hedges		2	6

Derivatives not designated as hedging instruments under FAS No. 133
Interest rate swaps	Timeshare sales and services	$(1)	$—
Foreign exchange forwards	General, administrative, and other	(4)	(12)

Total (loss) from derivatives not under FAS No. 133		(5)	(12)

Total (loss) recognized in income		$(3)	$(6)

The Effect of Derivative Instruments on the Statement of Comprehensive Income (1), (2)

($ in millions)	FAS No. 133 Cash Flow Hedges Foreign Exchange Forwards	FAS No. 133 Net Investment Foreign Exchange Forwards
Deferred gains (losses) from derivatives in OCI at January 3, 2009	$6	$1
Gains (losses) recognized in OCI from derivatives	3	1
Gains (losses) reclassified from OCI (effective portion) to:
Base management fees	(1)	—
Franchise fees	(1)	—

Deferred gains (losses) from derivatives in OCI at March 27, 2009	7	2
Gains (losses) recognized in OCI from derivatives	(3)	(1)
Gains (losses) reclassified from OCI (effective portion) to:
Base management fees	(2)	—
Franchise fees	—	—

Deferred gains (losses) from derivatives in OCI at June 19, 2009	2	1
Gains (losses) recognized in OCI from derivatives	—	(1)
Gains (losses) reclassified from OCI (effective portion) to:
Base management fees	(2)	—

Deferred gains (losses) from derivatives in OCI at September 11, 2009	$—	$—

Forecasted reclassification of derivative gains (losses) from OCI in the next 12 months
Base management fees	$—	$—

Total forecasted recognition of derivative gains (losses)	$—	$—

(1)	For additional information, see Footnote No. 14, “Comprehensive Income and Capital Structure.”

(2)	There was no ineffective portion of our derivatives in the first three quarters of 2009; therefore, no amount required reclassification from OCI due to ineffectiveness.

17.	Business Segments

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

•

Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts properties worldwide (together with adjacent residential properties associated with some Ritz-Carlton hotels), as well as Edition, for which no properties are yet open; and

•

Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Destination Club, Ritz-Carlton Residences, and Grand Residences by Marriott timeshare, fractional ownership, and residential properties worldwide.

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

Revenues

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
North American Full-Service Segment	$1,074	$1,239	$3,382	$3,917
North American Limited-Service Segment	489	544	1,401	1,570
International Segment	259	342	756	1,093
Luxury Segment	296	357	971	1,147
Timeshare Segment	330	463	962	1,326

Total segment revenues	2,448	2,945	7,472	9,053
Other unallocated corporate	23	18	56	42

	$2,471	$2,963	$7,528	$9,095

(Loss) Income from Continuing Operations Attributable to Marriott

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
North American Full-Service Segment	$51	$66	$191	$290
North American Limited-Service Segment	77	103	182	301
International Segment	25	50	89	179
Luxury Segment	7	17	—	66
Timeshare Segment	(681)	49	(733)	123

Total segment financial results	(521)	285	(271)	959
Other unallocated corporate	(65)	(58)	(136)	(183)
Interest expense, interest income, and provision for loan losses	(89)	(25)	(174)	(83)
Income taxes	209	(108)	129	(324)

	$(466)	$94	$(452)	$369

Net Losses Attributable to Noncontrolling Interests

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
International Segment	$—	$—	$—	$(1)
Timeshare Segment	4	15	11	21

Total segment net losses attributable to noncontrolling interests	4	15	11	20
Provision for income taxes	(1)	(5)	(4)	(7)

	$3	$10	$7	$13

Equity in (Losses) Earnings of Equity Method Investees

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
North American Full-Service Segment	$1	$1	$1	$2
North American Limited-Service Segment	(1)	—	(5)	1
International Segment	(4)	(1)	(5)	—
Luxury Segment	—	(1)	(31)	(1)
Timeshare Segment	(4)	2	(6)	9

Total segment equity in (losses) earnings	(8)	1	(46)	11
Other unallocated corporate	(4)	1	(4)	15

	$(12)	$2	$(50)	$26

Assets

	At Period End
($ in millions)	September 11, 2009	January 2, 2009
North American Full-Service Segment	$1,182	$1,287
North American Limited-Service Segment	491	467
International Segment	867	832
Luxury Segment	653	715
Timeshare Segment	2,814	3,636

Total segment assets	6,007	6,937
Other unallocated corporate	2,260	1,966

	$8,267	$8,903

We estimate that, for the 20-year period from 2009 through 2028, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $2.9 billion. See Footnote No. 9, “Inventory” for additional information about the current weak demand environment.

18.	Timeshare Strategy-Impairment Charges

In response to the difficult business conditions that the Timeshare segment’s timeshare, luxury residential, and luxury fractional real estate development businesses continue to experience, we evaluated our entire Timeshare portfolio in the 2009 third quarter. In order to adjust the business strategy to reflect current market conditions, on September 22, 2009, we approved plans for our Timeshare segment to take the following actions: (1) for our luxury residential projects, reduce prices, convert certain proposed projects to other uses, sell some undeveloped land, and not pursue further Marriott-funded residential development projects; (2) reduce prices for existing luxury fractional units; (3) continue short-term promotions for our U.S. timeshare business and defer the introduction of new projects and development phases; and (4) for our European timeshare and fractional resorts, continue promotional pricing and marketing incentives and not pursue further development. We designed these plans, which primarily relate to luxury residential and fractional resorts, to stimulate sales, accelerate cash flow, and reduce investment spending.

As a result of these decisions, we recorded third quarter 2009 pretax charges totaling $752 million in our Consolidated Statements of Income ($502 million after-tax), including $614 million of pretax charges impacting operating income under the “Timeshare strategy-impairment charges” caption, and $138 million of pretax charges impacting non-operating income under the “Timeshare strategy-impairment charges (non-operating)” caption. These $752 million of pretax impairment charges are non-cash, except for $27 million associated with future mezzanine loan fundings in 2009 and $21 million related to purchase commitments expected to be funded in 2010.

Grouped by product type and/or geographic location, these impairment charges consist of $295 million associated with five luxury residential projects, $299 million associated with nine North American luxury fractional projects, $93 million related to one North American timeshare project, $51 million related to the four projects in our European timeshare and fractional business, and $14 million associated with two Asia Pacific timeshare resorts. The following table details the composition of these charges.

($ in millions)	Impairment Charge
Third Quarter 2009 Operating Income Charge
Inventory impairment	$529
Property and equipment impairment	64
Other impairments	21

Total operating income charge	614

Third Quarter 2009 Non-Operating Income Charge
Joint venture impairment	71
Loan impairment	40
Funding liability	27

Total non-operating income charge	138
Total	$752

In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we made these impairment adjustments to inventory, property and equipment and one joint venture investment to adjust the carrying value of each underlying asset to our estimate of its fair value as of the end of the 2009 third quarter, including fully impairing the joint venture investment. We estimated the fair value of the underlying assets using probability-weighted cash flow models that reflected our expectations of future performance discounted at risk-free interest rates commensurate with the remaining life of the related projects, using the guidance specified in FAS No. 157. We used Level 3 inputs for our discounted cash flow analyses. Our assumptions included: growth rate and sales pace projections, additional pricing discounts resulting from the business decisions we made, development cancellations resulting in shorter project life cycles, marketing and sales cost estimates, and in certain instances alternative uses to comply with FAS No. 157’s highest and best use provisions. In some instances, we took into account appraisals, which we deemed to be Level 3 inputs, for the fair value of the underlying assets.

We also determined that certain loans likely will not be repaid. As a result, we fully reserved the loans in accordance with FAS No. 114, “Accounting by Creditors for Impairment of a Loan,” based on the present value of the loans’ expected cash flows discounted at the loans’ effective interest rates.

Our funding liability relates to management’s intention to provide financial support to one of our variable interest entities through the end of 2009 based upon significant milestones related to the project and our history of support for the entity’s operations in order to ensure the completion of this project. We do not anticipate repayment from the variable interest entity and have accordingly expensed these amounts. The funding liability meets the criteria of probable and reasonably estimable, in accordance with the guidance in FAS No. 5, “Accounting for Contingencies.”

Other impairments primarily relate to our anticipated fundings in conjunction with certain purchase commitments, a portion of which we do not expect to recover because the projected fair value of the assets to be purchased under the commitments will be below the amount we expect to fund. We measured the projected fair value of the assets using probability-weighted cash flow models with Level 3 inputs, in accordance with FAS No. 157. Our assumptions included: growth rate and sales pace projections, additional pricing discounts as a result of the business decisions made, marketing and sales cost estimates, and in certain instances alternative uses to comply with FAS No. 157’s highest and best use provisions.

19.	Restructuring Costs and Other Charges

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

Restructuring Costs

As part of the restructuring actions we began in the fourth quarter of 2008, we initiated further cost savings measures in the 2009 first, second, and third quarters associated with our Timeshare segment, hotel development, above-property level management, and corporate overhead. These further measures resulted in additional restructuring costs of $44 million in the first three quarters of 2009, $9 million of which were incurred in the third quarter. These 2009 restructuring costs included: (1) $16 million in severance costs related to the reduction of 970 employees, $4 million of which we incurred in the third quarter for 116 employees terminated during the quarter (the majority of whom were given notice of termination by September 11, 2009); (2) $27 million in facilities exit costs incurred in the second and third quarters of 2009, $5 million of which we incurred in the third quarter; and (3) $1 million related to the write-off of capitalized costs relating to development projects no longer deemed viable in the second quarter of 2009. The severance costs do not reflect amounts billed out separately to owners for property-level severance costs. The $4 million of severance costs we recorded in the 2009 third quarter reflected a portion of the $6 million to $9 million in costs that, as disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 19, 2009 (“2009 Second Quarter Form 10-Q”), we expected to incur in the third through fourth quarters of 2009. Of the $5 million of facilities exit costs we recorded in the 2009 third quarter, $3 million reflected a portion of the $2 million to $4 million in costs that, as disclosed in our 2009 Second Quarter Form 10-Q, we expected to incur in the third through fourth quarters of 2009, and $2 million reflected incremental costs that we incurred as a result of further cost savings measures we implemented in the 2009 third quarter.

As part of the restructuring efforts in our Timeshare segment, we reduced and consolidated sales channels in the United States and closed down certain operations in Europe in the fourth quarter of 2008. We recorded Timeshare restructuring costs of $28 million in the 2008 fourth quarter. We recorded further Timeshare restructuring costs in the first three quarters of 2009 of $38 million including: (1) $10 million in severance costs, of which $2 million were incurred in the third quarter of 2009; (2) $27 million in facility exit costs incurred in the second and third quarters of 2009, primarily associated with noncancelable lease costs in excess of estimated sublease income arising from the reduction in personnel, ceased use of certain lease facilities, and $8 million in fixed asset impairments incurred in the second and third quarters; and (3) $1 million related to the write-off of capitalized costs relating to development projects no longer deemed viable in the second quarter of 2009. In connection with these initiatives, we expect to incur an additional $1 million related to severance and fringe benefits and $2 million to $3 million related to ceasing use of additional noncancelable leases in 2009. We expect to complete the portion of our restructuring efforts related to our Timeshare segment by year-end 2009.

As part of the hotel development restructuring efforts across several of our Lodging segments in the fourth quarter of 2008, we discontinued certain development projects that required our investment. We recorded restructuring costs in the 2008 fourth quarter of $24 million. We recorded further hotel development restructuring costs in the first three quarters of 2009 of $2 million for severance and fringe benefit costs, of which $1 million was incurred in the third quarter of 2009. We expect to complete this restructuring by year-end 2009 and do not expect to incur additional expenses in connection with these initiatives.

We also implemented restructuring initiatives by reducing above property-level lodging management personnel and corporate overhead. We incurred 2008 fourth quarter restructuring costs of $3 million primarily reflecting severance and fringe benefit costs. We recorded further restructuring costs in the second and third quarters of 2009 of $3 million and $1 million, respectively, for severance and fringe benefit costs. In connection with these initiatives, we expect to incur at least an additional $2 million related to severance and fringe benefits in 2009. We expect to complete this restructuring by year-end 2009.

Other Charges

We also incurred $150 million of other charges in the first three quarters of 2009, of which a net $1 million credit was recorded in the third quarter of 2009, as detailed in the following paragraphs.

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

As a result of the Company’s decisions to stop funding these cash flow shortfalls and based on our internal analysis of expected future discounted cash flows, we determined that we may not recover two security deposits totaling $49 million. We used Level 3 inputs for our discounted cash flows analysis in accordance with FAS No. 157. Our assumptions included property level pro forma financial information, growth rates, and inflation. We recorded an impairment charge of $49 million in the first quarter of 2009 to fully reserve these security deposits in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income. In the 2009 first quarter, we applied the remaining $11 million of the $16 million liability established in the fourth quarter of 2008 against this impairment. In the tables that follow, see the “Impairment of investments and other” caption, which includes the $49 million impairment charge, and the “Reserves for expected fundings” caption, which includes the $11 million reduction in the liability.

We expect that one project in development, in which the Company has a joint venture investment, will generate lower operating results than we had previously anticipated due to the continued downturn in the economy, and have concluded that it is highly unlikely that we will receive a return on or of our investment without first fully funding potentially significant incremental capital, which we are not inclined to do. As a result, based on our internal analysis of expected discounted future cash flows using Level 3 inputs in accordance with FAS No. 157, we determined that our investment in that joint venture was fully impaired. The Level 3 inputs we used in our analysis were based on assumptions regarding property level pro forma financial information, fundings of debt service obligations, growth rates, and inflation. We recorded an impairment charge of $30 million in the 2009 first quarter in the “Equity in (losses) earnings” caption in our Condensed Consolidated Statements of Income. See the “Impairment of investments and other” caption in the tables that follow that includes this charge.

Accounts Receivable-Bad Debts and Charges for Guarantees

We expect to fund under cash flow guarantees for two properties that have experienced cash flow shortfalls. We do not deem these guarantee fundings to be recoverable, and have therefore recorded a charge of $2 million during the 2009 second quarter and $1 million during the 2009 third quarter to reflect these obligations. During the 2009 second quarter, we also reserved a $1 million accounts receivable balance, which on analysis we deemed to be uncollectible as a result of the unfavorable hotel operating environment. We have recorded these charges in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income. See the “Accounts receivable and guarantee charges” caption in the tables that follow that includes these charges.

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

Timeshare Residual Interests Valuation

The fair market value of our residual interests in timeshare notes sold declined in the first quarter of 2009 primarily due to an increase in the market rate of interest at which we discount future cash flows to estimate the fair market value of the retained interests. The fair market value of our residual interests in timeshare notes sold also declined in the second quarter of 2009 primarily due to certain previously securitized loan pools reaching performance triggers, partially offset by a decrease in the market rate of interest at which we discount future cash flows to estimate the fair market value of the retained interests. The increase in the market rate of interest in the 2009 first quarter reflected an increase in defaults caused by the continued deteriorating economic conditions. As a result of this change, we recorded an $11 million charge in the 2009 first quarter. Seven previously securitized loan pools reached performance triggers as a result of increased defaults; one pool in March 2009, and the other six pools in April and May 2009. These performance triggers effectively redirected the excess spread we typically receive each month to accelerate returns to investors. As a result, we recorded a $2 million charge in the first quarter of 2009 and a $17 million charge in the 2009 second quarter. The $17 million unfavorable impact of these performance triggers was partially offset by a $5 million favorable impact from changes in assumptions related to discount rate, defaults and prepayments, resulting in a net $12 million charge in the second quarter of 2009. In the 2009 third quarter, loan performance improved sufficiently in three of the seven previously securitized loan pools, curing the performance triggers and resulting in a $3 million benefit to residual interest. We recorded these charges in the “Timeshare sales and services” caption in our Condensed Consolidated Statements of Income. See the “Residual interests valuation” caption in the tables that follow, which includes these charges. The tables summarizing the changes to our Level 3 assets and liabilities in Footnote No. 6, “Fair Value Measurements,” reflect the $22 million in total charges for the first three quarters of 2009 on the “Included in earnings” line, which also reflects a partial offset due to other changes in the underlying assumptions that impact the fair value of the residual interests and the cure of the performance triggers in the 2009 third quarter.

Timeshare Contract Cancellation Allowances

Our financial statements reflect net contract cancellation allowances of $4 million recorded in the first quarter of 2009, $1 million recorded in the second quarter of 2009, and $1 million recorded in the third quarter of 2009, in anticipation that a portion of contract revenue and costs previously recorded for certain projects under the percentage-of-completion method will not be realized due to contract cancellations prior to closing. We have an equity method investment in one of these projects, and accordingly, we reflected $3 million of the $6 million in the first three quarters of 2009 in the “Equity in (losses) earnings” caption in our Condensed Consolidated Statements of Income. The remaining net $3 million of contract cancellation allowances consisted of a reduction in revenue, net of adjustments to product costs and other direct costs and was recorded in Timeshare sales and services revenue, net of direct costs. See the “Contract cancellation allowances” caption in the tables that follow, which includes this net allowance.

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

Summary of Restructuring Costs and Other Charges

The following table is a summary of the restructuring costs and other charges we recorded in the first three quarters of 2009 and through the third quarter of 2009, as well as our remaining liability at the end of the third quarter of 2009:

($ in millions)	Restructuring Costs and Other Charges Liability at January 2, 2009	Total Charge (Reversal) in the First Three Quarters of 2009		Cash Payments in the First Three Quarters of 2009	Restructuring Costs and Other Charges Liability at September 11, 2009	Total Cumulative Restructuring Costs through the 2009 Third Quarter (3)
Severance-Timeshare	$11	$10		$17	$4	$24
Facilities exit costs-Timeshare	5	27	(1)	4	20	32
Development cancellations-Timeshare	—	1		—	—	10

Total restructuring costs-Timeshare	16	38		21	24	66

Severance-hotel development	2	2		2	2	4
Development cancellations-hotel development	—	—		—	—	22

Total restructuring costs-hotel development	2	2		2	2	26

Severance-above property-level management	2	4		3	3	7

Total restructuring costs-above property-level management	2	4		3	3	7

Total restructuring costs	$20	$44		$26	$29	$99

Impairment of investments and other	—	79		—	—
Accounts receivable and guarantee charges	—	4		—	3
Reserves for expected fundings	16	(11)		4	1
Reserves for loan losses	—	43		—	—
Residual interests valuation	—	22		—	—
Contract cancellation allowances	—	6		—	—
Software development write-off	—	7		—	—

Total other charges	16	150	(2)	4	4

Total restructuring costs and other charges	$36	$194		$30	$33

(1)	Reflects $8 million of non-cash facilities exit costs related to fixed asset impairments.

(2)	Reflects $158 million of non-cash other charges, which exclude the $11 million reversal of reserves for expected fundings and $3 million of guarantee charges.

(3)	Includes charges recorded in the 2008 fourth quarter through the 2009 third quarter.

The following tables provide further detail on the restructuring costs and other charges incurred in the third quarter of 2009, first three quarters of 2009, and cumulative restructuring costs incurred through the third quarter of 2009, including a breakdown of these charges by segment:

Third Quarter 2009 and Cumulative

Operating Income Impact

($ in millions)	North American Full-Service Segment	North American Limited- Service Segment	International Segment	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Restructuring Costs-Third Quarter 2009:
Severance	$—	$—	$—	$—	$2	$2	$4
Facilities exit costs	—	—	—	—	5	—	5
Development cancellations	—	—	—	—	—	—	—

Total restructuring costs-third quarter 2009	$—	$—	$—	$—	$7	$2	$9

Restructuring Costs-First Three Quarters 2009:
Severance	$—	$—	$2	$—	$10	$4	$16
Facilities exit costs	—	—	—	—	27	—	27
Development cancellations	—	—	—	—	1	—	1

Total restructuring costs-first three quarters 2009	$—	$—	$2	$—	$38	$4	$44

Restructuring Costs-Cumulative through Third Quarter 2009(1):
Severance	$—	$—	$2	$1	$24	$8	$35
Facilities exit costs	—	—	—	—	32	—	32
Development cancellations	—	—	—	—	10	22	32

Total restructuring costs-cumulative through third quarter 2009	$—	$—	$2	$1	$66	$30	$99

Other Charges-First Three Quarters 2009:
Impairment of investments and other	$7	$42	$—	$—	$—	$—	$49
Accounts receivable and guarantee charges	—	—	3	1	—	—	4
Reversal of charges related to expected fundings	—	(11)	—	—	—	—	(11)
Residual interests valuation	—	—	—	—	22	—	22
Contract cancellation allowances	—	—	—	—	3	—	3
Software development write-off	—	—	—	—	7	—	7

Total other charges-first three quarters 2009	$7	$31	$3	$1	$32	$—	$74

(1)	Includes charges recorded in the 2008 fourth quarter through the 2009 third quarter.

First Three Quarters 2009 Non-Operating

Impact

($ in millions)	Provision for Loan Losses	Equity in Earnings	Total
Impairment of investments-Luxury segment	$—	$30	$30
Reserves for loan losses (1)	43	—	43
Contract cancellation allowances-Timeshare segment	—	3	3

Total	$43	$33	$76

(1)	Includes $14 million loan loss provision related to Limited-Service properties and a $29 million loan loss provision related to a Luxury project in development.

The following table provides further detail on restructuring costs we expect to incur in the fourth quarter of 2009, including a breakdown by segment:

Fourth Quarter 2009

Expected Operating Income Impact

($ in millions)	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Severance	$1	$1	$1	$3
Facilities exit costs	—	2-3	—	2-3
Development cancellations	—	—	—	—

Total restructuring costs	$1	$3-4	$1	$5-6

20.	Variable Interest Entities

In accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), we analyze our variable interests, including loans, guarantees, and equity investments, to determine if the entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and financial agreements. We also use our quantitative and qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.

We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets fractional ownership and residential interests, and we consolidate the entity because we are the primary beneficiary. We concluded that the entity is a variable interest entity because the voting rights are not proportionate to the economic interests. The loan we provided to the entity replaced the original senior loan, and at September 11, 2009, had a principal balance of $76 million and an accrued interest balance of $25 million. The variable interest entity uses the loan facility to fund its net cash flow. The loan’s outstanding principal balance increased by $2 million compared to the quarter ended June 19, 2009. At September 11, 2009, the carrying amount of consolidated assets included within our Condensed Consolidated Balance Sheet that are collateral for the variable interest entity’s obligations totaled $58 million and comprised $55 million of real estate held for development, property, equipment, and other assets and $3 million of cash. Further, at September 11, 2009, the carrying amount of the consolidated liabilities and noncontrolling interests included within our Condensed Consolidated Balance Sheets for this variable interest entity totaled $16 million and the noncontrolling interest was reduced to zero. The creditors of this entity do not have general recourse to our credit. We have contracted to purchase the noncontrolling interest in the entity for less than $1 million. The acquisition will occur in stages, and commenced with our initial acquisition of 3 percent of the noncontrolling interest in the entity that occurred during the 2009 third quarter. The acquisition is expected to be completed in the 2010 third quarter.

Our Timeshare segment uses several special purpose entities to maintain ownership of real estate in certain jurisdictions in order to facilitate sales within the Asia Pacific Points Club (the “Asia Club”). We also use a special purpose entity to maintain ownership of real estate for sale of a Portfolio membership in the Ritz-Carlton Destination Club (“RCDC Club”). Although we have no equity ownership in the Asia or RCDC Clubs themselves, we absorb the variability in the assets of the Asia or RCDC Clubs to the extent that inventory has not been sold to the ultimate Asia or RCDC Club member. The Asia and RCDC Clubs are variable interest entities because the equity investment at risk is not sufficient to permit the entities to finance their activities without additional support from other parties. We determined that we were the primary beneficiary of these entities based upon the proportion of variability that we absorb compared to Asia or RCDC Club members. At September 11, 2009, the carrying amount of inventory associated with the Asia Club was $63 million, of which $36 million resulted from the consolidation of these special purpose entities and $27 million resulted from inventory and deposits in wholly owned subsidiaries that will be transferred to the Asia Club structure in the future in order to facilitate the sale of the real estate interests. At September 11, 2009, the carrying amount of inventory associated with the RCDC Club was $8 million, all of which resulted from the consolidation of the special purpose entity. The creditors of these entities do not have general recourse to our credit.

We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets fractional ownership and residential interests, and we do not consolidate the entity because we are not the primary beneficiary. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. We have determined that we are not the primary beneficiary as another party, within a de facto agent group, is most closely associated with the entity. During the 2009 third quarter, we advanced $4 million in additional loans to fund progress towards completion of the project and intend to continue funding through the end of 2009. We subsequently fully impaired our equity investment and certain loans receivable due from the entity. We will likely fund up to $33 million, which we believe is our maximum exposure to loss, and do not expect to recover this amount, which has been accrued and is included in current liabilities. See Footnote No. 18, “Timeshare Strategy-Impairment Charges,” for additional information.

In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2007, under the caption “2005 Acquisitions,” we manage certain hotels on behalf of five tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At the end of the 2009 third quarter, the number of hotels totaled 14. The entities have minimal equity and minimal assets comprised of hotel working capital and furniture, fixtures, and equipment. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from their guarantees fully in connection with eight of these properties and partially in connection with the other six properties. At the end of the 2009 third quarter, the trust account held approximately $17 million. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not bear the majority of the expected losses. We are secondarily liable (after exhaustion of funds from the trust account) for rent payments for eight of the 14 hotels in the event that there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these eight hotels totaled approximately $82 million. In addition, we are secondarily liable for rent payments of up to an aggregate cap of $37 million for the six other hotels in the event that there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease for which we are secondarily liable.

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

BUSINESS AND OVERVIEW

Lodging

Weak economic conditions in the United States, Europe and much of the rest of the world, instability in the financial markets following the 2008 worldwide financial crisis, and weak consumer confidence all contributed to a difficult business environment in the first three quarters of 2009. Lodging demand in the United States, as well as internationally, remained soft throughout the first three quarters of 2009, as a result of weak economic conditions, while hotel room supply increased in several markets. Outside the United States, concerns in the 2009 second and third quarters regarding the H1N1 virus also impacted demand, particularly in Mexico, as well as in some markets in Asia, the Caribbean and South America. Demand for our luxury properties remained particularly weak. We experienced continued weakness associated with both group and business transient demand. Group meeting cancellations have moderated in the 2009 second and third quarters as compared to the 2008 fourth quarter and the 2009 first quarter, although new near-term group bookings remain weak. While we continued to experience significant attrition rates in 2009 from expected attendance at meetings, that has moderated somewhat in the 2009 third quarter. As compared to the 2009 first quarter, non-corporate demand improved in the 2009 second quarter and even more so in the 2009 third quarter, largely as a result of significant promotional efforts and discounting aimed at replacing weak corporate business with leisure, government, and other discounted transient business. Through these challenging times, our strategy and focus continues to be to preserve profit margins by driving revenue, increasing our market share and managing costs.

We currently have approximately 105,000 rooms in our lodging development pipeline. During the first three quarters of 2009, we opened 27,565 rooms (gross), which included 397 residential units. Approximately 8 percent of these rooms were conversions from competitor brands and 22 percent of the new rooms were located outside the United States. For the full 2009 fiscal year, we expect to open over 33,000 rooms (gross), not including residential units or timeshare units.

Responding to the weak demand environment for hotel rooms, we continue to deploy a range of new sales promotions with a focus on leisure and group business opportunities to increase both property-level revenue and market share. These promotions are designed both to reward and retain loyal customers and to attract new guests. Marriott.com and our loyal Marriott Rewards member base are both low cost and high impact vehicles for our revenue generation efforts. In response to increased hesitancy to finalize group bookings, we have also implemented sales associate, meeting planner, and customer incentives to close on new group business.

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

Properties in our system instituted and are maintaining very tight cost controls. Given this weak demand environment, we continue to work aggressively to reduce costs and enhance property-level house profit margins by modifying menus and restaurant hours, reviewing and adjusting room amenities, relaxing some brand standards for hotels, cross-training personnel, utilizing personnel at multiple properties where feasible, eliminating certain positions, and not filling some vacant positions. We have also reduced above-property costs, which are allocated to hotels, by scaling back systems, processing, and support areas. We have also eliminated or not filled certain above-property positions, and have encouraged, or, where legally permitted, required employees to use their vacation time accrued during the 2009 fiscal year. Additionally, we canceled certain hotel development projects in 2008.

Our lodging business model involves managing and franchising hotels, rather than owning them. At September 11, 2009, 46 percent of the hotel rooms in our system were operated under management agreements, 52 percent were operated under franchise agreements, and 2 percent were owned or leased by us. Our emphasis on management contracts and franchising tends to provide more stable earnings in periods of economic softness while continued unit expansion, reflecting properties added to our system, generates ongoing growth. With long-term management and franchise agreements, this strategy has allowed substantial growth while reducing financial leverage and risk in a cyclical industry. Additionally, we maintain financial flexibility by minimizing our capital investments and adopting a strategy of recycling those investments we do make.

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

For our North American comparable company-operated properties, RevPAR decreased by 20.8 percent in the first three quarters of 2009, compared to the year-ago period, reflecting weakness in most markets. Our 2009 fiscal year began on January 3, 2009, while the prior year included the New Year’s holiday. If RevPAR for the first three quarters of 2009 was calculated for the thirty-six weeks beginning on December 27, 2008, RevPAR would have declined by an average of 21.3 percent for our North American comparable company-operated properties. For our comparable managed properties outside North America, RevPAR for the first three quarters of 2009 decreased 21.0 percent versus the prior year period, with particular weakness in China, Thailand, India, the United Arab Emirates, and Mexico.

Timeshare

Weak economic conditions, instability in the financial markets, and weak consumer confidence also kept demand for timeshare intervals soft in the first three quarters of 2009. Demand for fractional and residential units was particularly weak. As a result, we slowed or canceled some development projects and closed less efficient timeshare sales offices in 2008 and 2009. We also increased marketing efforts and purchase incentives and eliminated or did not fill certain positions in 2008 and the first three quarters of 2009. During the 2009 second and third quarters, we were able to increase sales over the 2009 first quarter through various sales promotions, including pricing adjustments. As with Lodging, our Timeshare properties have instituted very tight cost controls, and we have eliminated or not filled certain above-property positions, and have encouraged, or, where legally permitted, required employees to use their vacation time accrued during the 2009 fiscal year. For additional information on our company-wide restructuring efforts, see our “Restructuring Costs and Other Charges” caption later in this Management’s Discussion and Analysis section.

In response to the difficult business conditions that the Timeshare segment’s businesses continue to experience, we evaluated our entire Timeshare segment portfolio in the 2009 third quarter. In order to adjust the business strategy to reflect current market conditions, on September 22, 2009, we approved plans for our Timeshare segment to stimulate sales, accelerate cash flow, and reduce investment spending. These decisions resulted in our recording 2009 third quarter pretax charges totaling $752 million ($502 million after-tax). We discuss these charges in more detail under the caption “Timeshare Strategy-Impairment Charges” later in this Management’s Discussion and Analysis section.

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

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks and thirty-six weeks ended September 11, 2009, compared to the twelve weeks and thirty-six weeks ended September 5, 2008. Including residential products, we opened 271 properties (39,016 rooms) while 15 properties (3,035 rooms) exited the system since the third quarter of 2008.

Revenues

Twelve Weeks. Revenues decreased by $492 million (17 percent) to $2,471 million in the third quarter of 2009 from $2,963 million in the third quarter of 2008, as a result of lower: cost reimbursements revenue ($258 million); Timeshare sales and service revenue ($130 million); incentive management fees ($35 million (comprised of $17 million for North America and $18 million outside of North America)); owned, leased, corporate housing, and other revenue ($34 million); base management fees ($27 million (comprised of $19 million for North America and $8 million outside of North America)); and franchise fees ($8 million).

The decrease in Timeshare sales and services revenue, to $254 million in the 2009 third quarter, from $384 million in the 2008 third quarter, primarily reflected lower revenue for timeshare intervals and to a lesser extent, residential products and the Asia points program, as well as unfavorable reportability due to projects that became reportable in the 2008 third quarter. Favorable reportability from projects that started sales or became reportable subsequent to the 2008 third quarter partially offset this decrease.

The decrease in owned, leased, corporate housing, and other revenue, to $226 million in the 2009 quarter, from $260 million in the 2008 third quarter, largely reflected $34 million of lower revenue for owned and leased properties and $6 million of lower revenue associated with our corporate housing business, partially offset by a one-time $6 million transaction cancellation fee received in the 2009 third quarter. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate totaled $18 million and $16 million for the 2009 and 2008 third quarters, respectively. The decrease in owned and leased revenue primarily reflected RevPAR declines associated with weak lodging demand.

The decrease in incentive management fees, to $17 million in the 2009 third quarter from $52 million in the 2008 third quarter, reflected lower property-level revenue, associated with weak demand and the associated lower property-level operating income and margins in the third quarter of 2009 compared to the third quarter of 2008. The impact of weak demand on incentive management fees was partially offset by the impact of strong cost controls. The decreases in base management fees, to $116 million in the 2009 third quarter from $143 million in the 2008 third quarter, and franchise fees, to $100 million in the 2009 third quarter from $108 million in the 2008 third quarter, reflected RevPAR declines driven by weaker demand, partially offset by the impact of unit growth across the system.

Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. This revenue and related expense has no impact on operating income or net income attributable to us because we record cost reimbursements based upon the costs incurred with no added mark-up. The decrease in cost reimbursements revenue, to $1,758 million in the 2009 third quarter from $2,016 million in the 2008 third quarter, reflected lower property-level costs, in response to weaker demand and cost controls, partially offset by the impact of growth across the system. We added 27 managed properties (6,855 rooms) and 219 franchised properties (27,585 rooms) to our system since the end of the 2008 third quarter, net of properties exiting the system.

Thirty-six Weeks. Revenues decreased by $1,567 million (17 percent) to $7,528 million in the first three quarters of 2009 from $9,095 million in the first three quarters of 2008, as a result of lower: cost reimbursements revenue ($798 million); Timeshare sales and service revenue ($352 million); owned, leased, corporate housing, and other revenue ($165 million); incentive management fees ($134 million (comprised of $90 million for North America and $44 million outside of North America)); base management fees ($85 million (comprised of $59 million for North America and $26 million outside of North America)); and franchise fees ($33 million).

The decrease in Timeshare sales and services revenue, to $746 million in the first three quarters of 2009, from $1,098 million in the first three quarters of 2008, primarily reflected lower revenue for timeshare intervals and to a lesser extent, residential products and the Asia points program, as well as unfavorable reportability due to projects that became reportable in the 2008 third quarter, and lower financing revenue. Favorable reportability from projects that became reportable subsequent to the first three quarters of 2008 partially offset this decrease.

The decrease in owned, leased, corporate housing, and other revenue, to $684 million in the first three quarters of 2009, from $849 million in the first three quarters of 2008, largely reflected $157 million of lower revenue for owned and leased properties, $10 million of lower revenue associated with our corporate housing business, and $10 million of lower hotel agreement termination fees, partially offset by $8 million of increased branding fees associated with affinity card endorsements and a one-time $6 million transaction cancellation fee received in the 2009 third quarter. Branding fees associated with the sale of residential real estate declined by $3 million. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate totaled $49 million and $44 million in the first three quarters of 2009 and 2008, respectively. The decrease in owned and leased revenue primarily reflected RevPAR declines associated with weak lodging demand.

The decrease in incentive management fees, to $95 million in the first three quarters of 2009 from $229 million in the first three quarters of 2008, reflected lower property-level revenue, associated with weak demand and the associated lower property-level operating income and margins in the first three quarters of 2009 compared to the first three quarters of 2008. The impact of weak demand on incentive management fees was partially offset by the impact of strong cost controls. The decreases in base management fees, to $367 million in the first three quarters of 2009 from $452 million in the first three quarters of 2008, and franchise fees, to $281 million in the first three quarters of 2009 from $314 million in the first three quarters of 2008, reflected RevPAR declines driven by weaker demand, partially offset by the impact of unit growth across the system.

The decrease in cost reimbursements revenue, to $5,355 million in the first three quarters of 2009 from $6,153 million in the first three quarters of 2008, reflected lower property-level costs, in response to weaker demand and cost controls, partially offset by the impact of growth across the system.

Timeshare Strategy-Impairment Charges

In response to the difficult business conditions that the Timeshare segment’s timeshare, luxury residential, and luxury fractional real estate development businesses continue to experience, we evaluated our entire Timeshare portfolio in the 2009 third quarter. In order to adjust the business strategy to reflect current market conditions, on September 22, 2009, we approved plans for our Timeshare segment to take the following actions: (1) for our luxury residential projects, reduce prices, convert certain proposed projects to other uses, sell some undeveloped land, and not pursue further Marriott-funded residential development projects; (2) reduce prices for existing luxury fractional units; (3) continue short-term promotions for our U.S. timeshare business and defer the introduction of new projects and development phases; and (4) for our European timeshare and fractional resorts, continue promotional pricing and marketing incentives and not pursue further development. We designed these plans, which primarily relate to luxury residential and fractional resorts, to stimulate sales, accelerate cash flow, and reduce investment spending.

As a result of these decisions, we recorded third quarter 2009 pretax charges totaling $752 million in our Consolidated Statements of Income ($502 million after-tax), including $614 million of pretax charges impacting operating income under the “Timeshare strategy-impairment charges” caption, and $138 million of pretax charges impacting non-operating income under the “Timeshare strategy-impairment charges (non-operating)” caption. These $752 million of pretax impairment charges are non-cash, except for $27 million associated with future mezzanine loan fundings in 2009 and $21 million related to purchase commitments expected to be funded in 2010.

Grouped by product type and/or geographic location, these impairment charges consist of $295 million associated with five luxury residential projects, $299 million associated with nine North American luxury fractional projects, $93 million related to one North American timeshare project, $51 million related to the four projects in our European timeshare and fractional business, and $14 million associated with two Asia Pacific timeshare resorts. The following table details the composition of these charges.

($ in millions)	Impairment Charge
Third Quarter 2009 Operating Income Charge
Inventory impairment	$529
Property and equipment impairment	64
Other impairments	21

Total operating income charge	614

Third Quarter 2009 Non-Operating Income Charge
Joint venture impairment	71
Loan impairment	40
Funding liability	27

Total non-operating income charge	138

Total	$752

In accordance with Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we made these impairment adjustments to inventory, property and equipment and joint venture investment to adjust the carrying value of each underlying asset to our estimate of its fair value as of the end of the 2009 third quarter, including fully impairing the joint venture investment. We estimated the fair value of the underlying assets using probability-weighted cash flow models that reflected our expectations of future performance discounted at risk-free interest rates commensurate with the remaining life of the related projects using the procedures specified in FAS No. 157, “Fair Value Measurements (“FAS No. 157”).” We used Level 3 inputs for our discounted cash flow analyses. Our assumptions included: growth rate and sales pace projections, additional pricing discounts resulting from the business decisions we made, development cancellations resulting in shorter project life cycles, marketing and sales cost estimates, and in certain instances alternative uses to comply with FAS No. 157’s highest and best use provisions. In some instances, we took into account appraisals, which we deemed to be Level 3 inputs, for the fair value of the underlying assets.

We also determined that certain loans likely will not be repaid. As a result, we fully reserved the loans in accordance with FAS No. 114, “Accounting by Creditors for Impairment of a Loan,” based on the present value of the loans’ expected cash flows discounted at the loans’ effective interest rates.

Our funding liability relates to management’s intention to provide financial support to one of our variable interest entities through the end of 2009 based upon significant milestones related to the project and our history of support for the entity’s operations in order to ensure the completion of this project. We do not anticipate repayment from the variable interest entity and have accordingly expensed these amounts. The funding liability meets the criteria of probable and reasonably estimable, in accordance with the guidance in FAS No. 5, “Accounting for Contingencies.”

Other impairments primarily relate to our anticipated fundings in conjunction with certain purchase commitments, a portion of which we do not expect to recover because the projected fair value of the assets to be purchased under the commitments will be below the amount we expect to fund. We measured the projected fair value of the assets using probability-weighted cash flow models with Level 3 inputs, in accordance with FAS No. 157. Our assumptions included: growth rate and sales pace projections, additional pricing discounts as a result of the business decisions made, marketing and sales cost estimates, and in certain instances alternative uses to comply with FAS No. 157’s highest and best use provisions.

Restructuring Costs and Other Charges

During the latter part of 2008, we experienced a significant decline in demand for hotel rooms both domestically and internationally as a result, in part, of the recent failures and near failures of a number of large financial service companies in the fourth quarter of 2008 and the dramatic downturn in the economy. Our capital intensive Timeshare business was also hurt both domestically and internationally by the downturn in market conditions and particularly the significant deterioration in the credit markets, which resulted in our decision not to complete a note sale in the fourth quarter of 2008 (although we did complete a note sale in the first quarter of 2009). These declines resulted in reduced management and franchise fees, cancellation of development projects, reduced timeshare contract sales, and anticipated losses under guarantees and loans. In the fourth quarter of 2008, we put certain company-wide cost-saving measures in place in response to these declines, with individual company segments and corporate departments implementing further cost saving measures. Upper-level management responsible for the Timeshare segment, hotel operations, development, and above-property level management of the various corporate departments and brand teams individually led these decentralized management initiatives. The various initiatives resulted in aggregate restructuring costs of $55 million that we recorded in the fourth quarter of 2008. We also recorded $137 million of other charges in the 2008 fourth quarter. For information regarding the fourth quarter 2008 charges, see Footnote No. 20, “Restructuring Costs and Other Charges,” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009 (“2008 Form 10-K”).

Restructuring Costs

As part of the restructuring actions we began in the fourth quarter of 2008, we initiated further cost savings measures in the 2009 first, second, and third quarters associated with our Timeshare segment, hotel development, above-property level management, and corporate overhead. These further measures resulted in additional restructuring costs of $44 million in the first three quarters of 2009, $9 million of which were incurred in the third quarter. These 2009 restructuring costs included: (1) $16 million in severance costs related to the reduction of 970 employees, $4 million of which we incurred in the third quarter for 116 employees terminated during the quarter (the majority of whom were given notice of termination by September 11, 2009); (2) $27 million in facilities exit costs incurred in the second and third quarters of 2009, $5 million of which we incurred in the third quarter; and (3) $1 million related to the write-off of capitalized costs relating to development projects no longer deemed viable in the second quarter of 2009. The severance costs do not reflect amounts billed out separately to owners for property-level severance costs. The $4 million of severance costs we recorded in the 2009 third quarter reflected a portion of the $6 million to $9 million in costs that, as disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 19, 2009 (the “2009 Second Quarter Form 10-Q”), we expected to incur in the third through fourth quarters of 2009. Of the $5 million of facilities exit costs we recorded in the 2009 third quarter, $3 million reflected a portion of the $2 million to $4 million in costs that, as disclosed in our 2009 Second Quarter Form 10-Q, we expected to incur in the third through fourth quarters of 2009, and $2 million reflected incremental costs that we incurred as a result of further cost savings measures we implemented in the 2009 third quarter.

As part of the restructuring efforts in our Timeshare segment, we reduced and consolidated sales channels in the United States and closed down certain operations in Europe in the fourth quarter of 2008. We recorded Timeshare restructuring costs of $28 million in the 2008 fourth quarter. We recorded further Timeshare restructuring costs in the first three quarters of 2009 of $38 million including: (1) $10 million in severance costs, of which $2 million were incurred in the third quarter of 2009; (2) $27 million in facility exit costs incurred in the second and third quarters of 2009, primarily associated with noncancelable lease costs in excess of estimated sublease income arising from the reduction in personnel, ceased use of certain lease facilities, and $8 million in fixed asset impairments incurred in the second and third quarters; and (3) $1 million related to the write-off of capitalized costs relating to development projects no longer deemed viable in the second quarter of 2009. In connection with these initiatives, we expect to incur an additional $1 million related to severance and fringe benefits and $2 million to $3 million related to ceasing use of additional noncancelable leases in 2009. We are projecting $95 million to $105 million ($58 million to $64 million after-tax) of annual cost savings as of the beginning of 2010 as a result of the restructuring, and $48 million ($29 million after-tax) has already been realized in 2009 of the $70 million to $80 million projected for 2009. These savings will likely be reflected in the “Timeshare-direct” and the “General, administrative, and other expenses” captions in our Condensed Consolidated Statements of Income. We expect to complete the portion of our restructuring efforts related to our Timeshare segment by year-end 2009.

As part of the hotel development restructuring efforts across several of our Lodging segments in the fourth quarter of 2008, we discontinued certain development projects that required our investment. We recorded restructuring costs in the 2008 fourth quarter of $24 million. We recorded further hotel development restructuring costs in the first three quarters of 2009 of $2 million for severance and fringe benefit costs, of which $1 million was incurred in the third quarter of 2009. We expect to complete this restructuring by year-end 2009 and do not expect to incur additional expenses in connection with these initiatives. We have realized $1 million ($1 million after-tax) of the $3 million ($2 million after-tax) of savings projected for 2009. These savings will likely be reflected in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income.

We also implemented restructuring initiatives by reducing above property-level lodging management personnel and corporate overhead. We incurred 2008 fourth quarter restructuring costs of $3 million, primarily reflecting severance and fringe benefit costs. We recorded further restructuring costs in the second and third quarters of 2009 of $3 million and $1 million, respectively, for severance and fringe benefit costs. In connection with these initiatives, we expect to incur at least an additional $2 million related to severance and fringe benefits in 2009. We expect to complete this restructuring by year-end 2009. We have realized $5 million ($3 million after-tax) of the $8 million ($5 million after-tax) of savings projected for 2009. These savings will likely be reflected in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income.

Other Charges

We also incurred $150 million of other charges in the first three quarters of 2009, of which a net $1 million credit was recorded in the third quarter of 2009, as detailed in the following paragraphs.

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

As a result of the Company’s decisions to stop funding these cash flow shortfalls and based on our internal analysis of expected future discounted cash flows, we determined that we may not recover two security deposits totaling $49 million. We used Level 3 inputs for our discounted cash flows analysis in accordance with FAS No. 157. Our assumptions included property level pro forma financial information, growth rates, and inflation. We recorded an impairment charge of $49 million in the first quarter of 2009 to fully reserve these security deposits in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income. In the 2009 first quarter, we applied the remaining $11 million of the $16 million liability established in the fourth quarter of 2008 against this impairment. In the tables that follow, see the “Impairment of investments and other” caption, which includes the $49 million impairment charge, and the “Reserves for expected fundings” caption, which includes the $11 million reduction in the liability.

We expect that one project in development, in which the Company has a joint venture investment, will generate lower operating results than we had previously anticipated due to the continued downturn in the economy, and have concluded that it is highly unlikely that we will receive a return on or of our investment without first fully funding potentially significant incremental capital, which we are not inclined to do. As a result, based on our internal analysis of expected discounted future cash flows using Level 3 inputs in accordance with FAS No. 157, we determined that our investment in that joint venture was fully impaired. The Level 3 inputs we used in our analysis were based on assumptions regarding property level pro forma financial information, fundings of debt service obligations, growth rates, and inflation. We recorded an impairment charge of $30 million in the 2009 first quarter in the “Equity in (losses) earnings” caption in our Condensed Consolidated Statements of Income. See the “Impairment of investments and other” caption in the tables that follow that includes this charge.

Accounts Receivable-Bad Debts and Charges for Guarantees

We expect to fund under cash flow guarantees for two properties that have experienced cash flow shortfalls. We do not deem these guarantee fundings to be recoverable, and have therefore recorded a charge of $2 million during the 2009 second quarter and $1 million during the 2009 third quarter to reflect these obligations. During the 2009 second quarter, we also reserved a $1 million accounts receivable balance, which on analysis we deemed to be uncollectible as a result of the unfavorable hotel operating environment. We have recorded these charges in the “General, administrative, and other expenses” caption in our Condensed Consolidated Statements of Income. See the “Accounts receivable and guarantee charges” caption in the tables that follow that includes these charges.

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

Timeshare Residual Interests Valuation

The fair market value of our residual interests in timeshare notes sold declined in the first quarter of 2009 primarily due to an increase in the market rate of interest at which we discount future cash flows to estimate the fair market value of the retained interests. The fair market value of our residual interests in timeshare notes sold also declined in the second quarter of 2009 primarily due to certain previously securitized loan pools reaching performance triggers, partially offset by a decrease in the market rate of interest at which we discount future cash flows to estimate the fair market value of the retained interests. The increase in the market rate of interest in the 2009 first quarter reflected an increase in defaults caused by the continued deteriorating economic conditions. As a result of this change, we recorded an $11 million charge in the 2009 first quarter. Seven previously securitized loan pools reached performance triggers as a result of increased defaults; one pool in March 2009, and the other six pools in April and May 2009. These performance triggers effectively redirected the excess spread we typically receive each month to accelerate returns to investors. As a result, we recorded a $2 million charge in the first quarter of 2009 and a $17 million charge in the 2009 second quarter. The $17 million unfavorable impact of these performance triggers was partially offset by a $5 million favorable impact from changes in assumptions related to discount rate, defaults and prepayments, resulting in a net $12 million charge in the second quarter of 2009. In the 2009 third quarter, loan performance improved sufficiently in three of the seven previously securitized loan pools, curing the performance triggers and resulting in a $3 million benefit to residual interest. We recorded these charges in the “Timeshare sales and services” caption in our Condensed Consolidated Statements of Income. See the “Residual interests valuation” caption in the tables that follow, which includes these charges. The tables summarizing the changes to our Level 3 assets and liabilities in Footnote No. 6, “Fair Value Measurements,” reflect the $22 million in total charges for the first three quarters of 2009 on the “Included in earnings” line, which also reflects a partial offset due to other changes in the underlying assumptions that impact the fair value of the residual interests and the cure of the performance triggers in the 2009 third quarter.

Timeshare Contract Cancellation Allowances

Our financial statements reflect net contract cancellation allowances of $4 million recorded in the first quarter of 2009, $1 million recorded in the second quarter of 2009, and $1 million recorded in the third quarter of 2009, in anticipation that a portion of contract revenue and costs previously recorded for certain projects under the percentage-of-completion method will not be realized due to contract cancellations prior to closing. We have an equity method investment in one of these projects, and accordingly, we reflected $3 million of the $6 million in the first three quarters of 2009 in the “Equity in (losses) earnings” caption in our Condensed Consolidated Statements of Income. The remaining net $3 million of contract cancellation allowances consisted of a reduction in revenue, net of adjustments to product costs and other direct costs and was recorded in Timeshare sales and services revenue, net of direct costs. See the “Contract cancellation allowances” caption in the tables that follow, which includes this net allowance.

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

Summary of Restructuring Costs and Other Charges

The following table is a summary of the restructuring costs and other charges we recorded in the first three quarters of 2009 and through the third quarter of 2009, as well as our remaining liability at the end of the third quarter of 2009:

($ in millions)	Restructuring Costs and Other Charges Liability at January 2, 2009	Total Charge (Reversal) in the First Three Quarters of 2009		Cash Payments in the First Three Quarters of 2009	Restructuring Costs and Other Charges Liability at September 11, 2009	Total Cumulative Restructuring Costs through the 2009 Third Quarter (3)
Severance-Timeshare	$11	$10		$17	$4	$24
Facilities exit costs-Timeshare	5	27	(1)	4	20	32
Development cancellations-Timeshare	—	1		—	—	10

Total restructuring costs-Timeshare	16	38		21	24	66

Severance-hotel development	2	2		2	2	4
Development cancellations-hotel development	—	—		—	—	22

Total restructuring costs-hotel development	2	2		2	2	26

Severance-above property-level management	2	4		3	3	7

Total restructuring costs-above property-level management	2	4		3	3	7

Total restructuring costs	$20	$44		$26	$29	$99

Impairment of investments and other	—	79		—	—
Accounts receivable and guarantee charges	—	4		—	3
Reserves for expected fundings	16	(11)		4	1
Reserves for loan losses	—	43		—	—
Residual interests valuation	—	22		—	—
Contract cancellation allowances	—	6		—	—
Software development write-off	—	7		—	—

Total other charges	16	150	(2)	4	4

Total restructuring costs and other charges	$36	$194		$30	$33

(1)	Reflects $8 million of non-cash facilities exit costs related to fixed asset impairments.

(2)	Reflects $158 million of non-cash other charges, which exclude the $11 million reversal of reserves for expected fundings and $3 million of guarantee charges.

(3)	Includes charges recorded in the 2008 fourth quarter through the 2009 third quarter.

The following tables provide further detail on the restructuring costs and other charges incurred in the third quarter of 2009, first three quarters of 2009, and cumulative restructuring costs incurred through the third quarter of 2009, including a breakdown of these charges by segment:

Third Quarter 2009 and Cumulative

Operating Income Impact

($ in millions)	North American Full-Service Segment	North American Limited- Service Segment	International Segment	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Restructuring Costs-Third Quarter 2009:
Severance	$—	$—	$—	$—	$2	$2	$4
Facilities exit costs	—	—	—	—	5	—	5
Development cancellations	—	—	—	—	—	—	—

Total restructuring costs-third quarter 2009	$—	$—	$—	$—	$7	$2	$9

Restructuring Costs-First Three Quarters 2009:
Severance	$—	$—	$2	$—	$10	$4	$16
Facilities exit costs	—	—	—	—	27	—	27
Development cancellations	—	—	—	—	1	—	1

Total restructuring costs-first three quarters 2009	$—	$—	$2	$—	$38	$4	$44

Restructuring Costs-Cumulative through Third Quarter 2009 (1)
Severance	$—	$—	$2	$1	$24	$8	$35
Facilities exit costs	—	—	—	—	32	—	32
Development cancellations	—	—	—	—	10	22	32

Total restructuring costs-cumulative through third quarter 2009	$—	$—	$2	$1	$66	$30	$99

Other Charges-First Three Quarters 2009:
Impairment of investments and other	$7	$42	$—	$—	$—	$—	$49
Accounts receivable and guarantee charges	—	—	3	1	—	—	4
Reversal of charges related to expected fundings	—	(11)	—	—	—	—	(11)
Residual interests valuation	—	—	—	—	22	—	22
Contract cancellation allowances	—	—	—	—	3	—	3
Software development write-off	—	—	—	—	7	—	7

Total other charges-first three quarters 2009	$7	$31	$3	$1	$32	$—	$74

(1)	Includes charges recorded in the 2008 fourth quarter through the 2009 third quarter.

First Three Quarters 2009 Non-Operating

Impact

($ in millions)	Provision for Loan Losses	Equity in Earnings	Total
Impairment of investments-Luxury segment	$—	$30	$30
Reserves for loan losses (1)	43	—	43
Contract cancellation allowances-Timeshare segment	—	3	3

Total	$43	$33	$76

(1)	Includes $14 million loan loss provision related to Limited-Service properties and a $29 million loan loss provision related to a Luxury project in development.

The following table provides further detail on restructuring costs we expect to incur in the fourth quarter of 2009, including a breakdown by segment:

Fourth Quarter 2009 Expected Operating

Income Impact

($ in millions)	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Severance	$1	$1	$1	$3
Facilities exit costs	—	2-3	—	2-3
Development cancellations	—	—	—	—

Total restructuring costs	$1	$3-4	$1	$5-6

Operating Income

Twelve Weeks. Operating income decreased by $709 million (349 percent) to an operating loss of $506 million in the 2009 third quarter from operating income of $203 million in the third quarter of 2008. The decrease in operating income reflected Timeshare strategy-impairment charges in the 2009 third quarter of $614 million, $31 million of lower Timeshare sales and services revenue net of direct expenses, $35 million of lower incentive management fees, a decrease in combined base management and franchise fees of $35 million, $9 million of restructuring costs, $8 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by a $23 million decrease in general, administrative, and other expenses.

The reasons for the decrease of $35 million in incentive management fees as well as the decrease of $35 million in combined base management and franchise fees as compared to the year-ago quarter are noted in the preceding “Revenues” section.

Timeshare sales and services revenue net of direct expenses in the third quarter of 2009 totaled $16 million. The decline of $31 million (66 percent) from $47 million in the year-ago quarter primarily reflected $27 million of lower development revenue net of product, marketing and selling costs and $9 million of lower servicing revenue, net of servicing expenses, partially offset by $5 million of other higher revenue, net of expenses. Lower development revenue net of product, marketing and selling costs primarily reflected lower revenue, net of product, marketing and selling costs for timeshare intervals, partially offset by favorable reportability for several projects that started sales or reached revenue recognition reportability thresholds subsequent to the third quarter of 2008 and a favorable variance from a $22 million pretax ($10 million net of noncontrolling interest benefit) charge recorded in the 2008 third quarter related to the impairment of a fractional and whole ownership real estate project held for development by a joint venture that we consolidate. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information regarding our Timeshare segment.

The $8 million (40 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to a decline of $14 million in revenue, net of expenses associated with weaker demand at owned and leased properties, as well as our corporate housing business, partially offset by a one-time $6 million transaction cancellation fee received in the 2009 third quarter.

General, administrative, and other expenses decreased by $23 million (14 percent) to $144 million in the third quarter of 2009 from $167 million in the third quarter of 2008. This decrease primarily reflected $38 million of decreased expenses, largely due to cost savings generated from the restructuring efforts initiated in 2008 and lower incentive compensation in 2009. General, administrative and other expenses for the 2009 third quarter included charges totaling $5 million associated with litigation. Additionally, the 2009 third quarter included an $8 million unfavorable impact associated with deferred compensation expenses, compared to a $7 million favorable impact in the year-ago quarter, both of which reflected mark-to-market valuations. Of the $23 million decrease in total general, administrative, and other expenses, a decrease of $20 million was attributable to our Lodging and Timeshare segments and a decrease of $3 million was unallocated.

Thirty-six Weeks. Operating income decreased by $1,035 million (146 percent) to an operating loss of $324 million in the first three quarters of 2009 from operating income of $711 million in the first three quarters of 2008. The decrease in operating income reflected Timeshare strategy-impairment charges in the 2009 third quarter of $614 million, $134 million of lower incentive management fees, $128 million of lower Timeshare sales and services revenue net of direct expenses, a decrease in combined base management and franchise fees of $118 million, $46 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, and $44 million of restructuring costs, partially offset by a $49 million decrease in general, administrative, and other expenses.

The reasons for the decrease of $134 million in incentive management fees as well as the decrease of $118 million in combined base management and franchise fees as compared to the first three quarters of 2008 are noted in the preceding “Revenues” section.

Timeshare sales and services revenue net of direct expenses in the first three quarters of 2009 totaled $9 million. The decline of $128 million (93 percent) from $137 million in the first three quarters of 2008 primarily reflected $74 million of lower development revenue net of product costs and marketing and selling costs, $42 million of lower financing revenue net of financing expenses, and $15 million of lower services revenue net of expenses. Lower development revenue net of product, marketing and selling costs primarily reflected lower revenue, net of product, marketing and selling costs for timeshare intervals and to a lesser extent, lower revenue, net of costs for our Asia points program, an $8 million charge related to an issue with a state tax authority, and a net $3 million impact from contract cancellation allowances (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information). These unfavorable variances were partially offset by favorable reportability for several projects that reached revenue recognition reportability thresholds subsequent to the third quarter of 2008 and a favorable variance from a $22 million pretax charge ($10 million net of noncontrolling interest benefit) recorded in the 2008 third quarter as noted in the “Twelve Weeks” discussion. Lower financing revenue net of financing expenses reflected lower note origination volumes, lower note sale gains and an adjustment to the fair market value of residual interests, while lower services revenue net of expenses reflected weak demand and increased costs. See “BUSINESS SEGMENTS: Timeshare” later in this section for additional information regarding our Timeshare segment.

The $46 million (50 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to a decline of $45 million in revenue, net of expenses associated with weaker demand at owned and leased properties, as well as our corporate housing business, $10 million of lower hotel agreement termination fees, and $3 million of lower branding fees associated with sale of residential real estate, partially offset by $8 million of increased branding fees associated with affinity card endorsements and a one-time $6 million transaction cancellation fee received in the 2009 third quarter.

General, administrative, and other expenses decreased by $49 million (10 percent) to $464 million in the first three quarters of 2009 from $513 million in the first three quarters of 2008. The decrease primarily reflected $118 million of lower expenses, largely due to cost savings generated from the restructuring efforts initiated in 2008 and lower incentive compensation. The benefit from these cost savings was partially offset by the following items: $49 million of impairment charges related to two security deposits that we deemed unrecoverable in the first three quarters of 2009 due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by an $11 million reversal of the 2008 accrual for the funding of those cash flow shortfalls; a $7 million write-off of Timeshare segment capitalized software costs; and $4 million of bad debt expense on an accounts receivable balance, and charges totaling $5 million associated with litigation. Additionally, the 2009 period included a $10 million unfavorable impact associated with deferred compensation expenses, compared to an $11 million favorable impact in the first three quarters of 2008, both of which reflected mark-to-market valuations. Of the $49 million decrease in total general, administrative, and other expenses, a decrease of $5 million was attributable to our Lodging and Timeshare segments and a decrease of $44 million was unallocated.

(Losses) Gains and Other Income

The table below shows our (losses) gains and other income for the twelve weeks and thirty-six weeks ended September 11, 2009, and September 5, 2008:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
Gain on debt extinguishment	$—	$—	$21	$—
Gains on sales of real estate and other	3	2	9	7
Gain on sale of joint venture and other investments	—	2	—	3
Income from cost method joint ventures	1	3	2	9
Impairment of equity securities	(5)	—	(5)	—

	$(1)	$7	$27	$19

Twelve Weeks. The $5 million impairment of equity securities in the third quarter of 2009 reflects an other-than-temporary impairment of marketable securities in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” For additional information on the impairment, see Footnote No. 6, “Fair Value Measurements.”

Thirty-six Weeks. The $21 million gain on debt extinguishment in the first three quarters of 2009 represents the difference between the purchase price and net carrying amount of Senior Notes we repurchased. For additional information on the debt extinguishment, see the “Liquidity and Capital Resources” section later in this report.

Interest Expense

Twelve Weeks. Interest expense decreased by $6 million (18 percent) to $27 million in the third quarter of 2009 compared to $33 million in the third quarter of 2008. Interest expense associated with commercial paper and our multicurrency revolving credit agreement (the “Credit Facility”) decreased by $4 million reflecting the repayment of our commercial paper in 2008 and increased borrowings under the Credit Facility with a lower interest rate. We also benefited from a $5 million decrease in interest costs associated with various programs that we operate on behalf of owners (including our Marriott Rewards, gift certificates, and self-insurance programs) as a result of lower interest rates and, the repurchase of some of our Senior Notes across multiple series in the 2008 fourth quarter and 2009 first quarter (see “Liquidity and Capital Resources” later in this section for additional information), which resulted in a $3 million reduction to interest expense. These decreases in interest expense were partially offset by a $7 million unfavorable variance to the 2008 third quarter related to lower capitalized interest associated with construction projects.

Thirty-six Weeks. Interest expense decreased by $29 million (26 percent) to $84 million in the first three quarters of 2009 compared to $113 million in the first three quarters of 2008. Interest expense associated with commercial paper and our Credit Facility decreased by $15 million reflecting the repayment of our commercial paper in 2008 and increased borrowings under the Credit Facility with a lower interest rate. We also benefited from a $17 million decrease in interest costs associated with various programs that we operate on behalf of owners as a result of lower interest rates and, the repurchase of some of our Senior Notes across multiple series in the 2008 fourth quarter and 2009 first quarter (see “Liquidity and Capital Resources” later in this section for additional information), which resulted in an $8 million reduction to interest expense and, finally, other interest expense decreases of $3 million. These decreases in interest expense were partially offset by a $14 million unfavorable variance to the 2008 third quarter year-to-date period related to lower capitalized interest associated with construction projects.

Interest Income, Provision for Loan Losses, and Income Tax

Twelve Weeks. Interest income, before the provision for loan losses, of $5 million decreased $3 million as compared to the 2008 third quarter, primarily reflecting $3 million of interest income we recorded in the third quarter of 2008 related to three loans that subsequently became impaired. Because we recognize interest on impaired loans on a cash basis, we recognized no interest on those impaired loans in the 2009 third quarter.

Our tax provision decreased by $313 million (304 percent) to a tax benefit of $210 million in the third quarter of 2009 from a tax provision of $103 million in the third quarter of 2008, reflecting a pretax loss in 2009 and $15 million of lower tax expense associated with our deferred compensation plan. The decrease was partially offset by an increase to the effective tax rate in the third quarter of 2009 due to a change in our mix of worldwide income resulting from substantial reductions of foreign income in jurisdictions with low tax rates. The 2009 third quarter tax rate also reflected $13 million of income tax expense, primarily related to the treatment of funds received from certain foreign subsidiaries, an issue that is the subject of ongoing discussions between us and the IRS. In addition to tax expense on pre-tax earnings, the tax rate for the third quarter of 2008 also reflected a $29 million income tax expense primarily related to an unfavorable U.S. Court of Federal Claims decision involving a 1994 tax planning transaction.

Thirty-six Weeks. Interest income, before the provision for loan losses, decreased by $8 million (29 percent) to $20 million for the first three quarters of 2009, from $28 million for the first three quarters of 2008, primarily reflecting $9 million of interest income we recorded in the first three quarters of 2008 related to three loans that subsequently became impaired, $2 million of previously reserved interest income collected in the first three quarters of 2008, and $2 million of lower interest income due to a lower cash balance and a decline in interest rate on that cash balance. These unfavorable impacts were partially offset by $6 million of additional interest income from a new loan funded at year-end 2008.

The provision for loan losses increased by $45 million to $43 million for the first three quarters of 2009 from a loan loss provisions reversal of $2 million in the 2008 period. The increase reflected a $29 million loan loss provision associated with one Luxury segment project and a $14 million loan loss provision associated with a North American Limited-Service segment portfolio both of which were recorded in the first three quarters of 2009. See the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information. The $2 million net loan loss provision reversal for the first three quarters of 2008 reflected the reversal of loan loss provisions totaling $5 million as two previously impaired loans were repaid to us, partially offset by a $3 million loan loss provision associated with one property.

Our tax provision decreased by $450 million (142 percent) to a tax benefit of $133 million in the first three quarters of 2009 from a tax provision of $317 million in the first three quarters of 2008, reflecting a pretax loss in 2009 and $21 million of lower tax expense associated with our deferred compensation plan. The decrease was partially offset by an increase to the effective tax rate in the first three quarters of 2009 due to a change in our mix of worldwide income resulting from substantial reductions of foreign income in jurisdictions with low tax rates. The 2009 tax rate also reflected $56 million of income tax expense, primarily related to the treatment of funds received from certain foreign subsidiaries. The charges recorded in 2009 primarily relate to our ongoing current fiscal year exposure related to this issue. In addition to tax expense on pre-tax earnings, the tax rate for the first three quarters of 2008 also reflected: (1) $12 million of income tax expense in the 2008 second quarter due primarily to prior years’ tax adjustments, including a settlement with the IRS that resulted in a lower than expected refund of taxes associated with a 1995 leasing transaction; (2) $24 million of income tax expense in the 2008 second quarter related to the tax treatment of funds received from certain foreign subsidiaries; and (3) $29 million of income tax expense in the 2008 third quarter primarily related to an unfavorable U.S. Court of Federal Claims decision involving a 1994 tax planning transaction.

Equity in (Losses) Earnings

Twelve Weeks. Equity in losses of $12 million in the third quarter of 2009 increased by $14 million from equity in earnings of $2 million in the third quarter of 2008 and primarily reflected $6 million of decreased earnings in the 2009 third quarter for a Timeshare segment joint venture residential project,

$2 million of equity losses associated with an International segment joint venture, and $3 million of equity losses at certain other joint ventures, which were all hurt by the weak demand environment. The unfavorable impacts also included a $3 million impairment charge for a joint venture that is not allocated to one of our segments and for which we do not expect to recover our investment.

Thirty-six Weeks. Equity in losses of $50 million in the first three quarters of 2009 increased by $76 million from equity in earnings of $26 million in the first three quarters of 2008 and primarily reflected a $30 million impairment charge in 2009 associated with a Luxury segment joint venture investment that we determined to be fully impaired (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information). The decrease in joint venture equity earnings also reflected an unfavorable comparison to $15 million of equity earnings in 2008 from a joint venture that sold portfolio assets and had significant associated gains, and $9 million of earnings in 2008 from another joint venture primarily reflecting insurance proceeds received by that joint venture. Further contributing to the decline were $17 million of decreased earnings, in the first three quarters of 2009, for a Timeshare segment joint venture residential project, $5 million of equity losses associated with a North American Limited-Service segment joint venture, $2 million of equity losses associated with an International segment joint venture, and $4 million of equity losses at certain other joint ventures, all of which were negatively affected by the weak demand environment. The unfavorable impacts also included a $3 million impairment charge for a joint venture that is not allocated to one of our segments and for which we do not expect to recover our investment. These decreases were partially offset by an unfavorable $11 million impact in the 2008 period associated with tax law changes in a country in which two international joint ventures operate.

Net Losses Attributable to Noncontrolling Interests

Twelve Weeks. Net losses attributable to noncontrolling interests decreased by $7 million to $3 million in the third quarter of 2009 compared to $10 million in the third quarter of 2008. The benefits for net losses attributable to noncontrolling interests in the third quarter of 2009 of $3 million are net of tax and reflected our partners’ share of losses totaling $4 million associated with joint ventures we consolidate net of our partners’ share of tax benefits of $1 million associated with the losses. The benefits for net losses attributable to noncontrolling interests in the third quarter of 2008 of $10 million are net of tax and reflected our partners’ share of losses totaling $15 million associated with joint ventures we consolidate net of our partners’ share of tax benefits of $5 million associated with the losses. See “BUSINESS SEGMENTS: Timeshare” later in this section for additional information.

Thirty-six Weeks. Net losses attributable to noncontrolling interests decreased by $6 million in the first three quarters of 2009 to $7 million, compared to $13 million in the first three quarters of 2008. The benefits for net losses attributable to noncontrolling interests in the first three quarters of 2009 of $7 million are net of tax and reflected our partners’ share of losses totaling $11 million associated with joint ventures we consolidate net of our partners’ share of tax benefits of $4 million associated with the losses. The benefits for net losses attributable to noncontrolling interests in the first three quarters of 2008 of $13 million are net of tax and reflected our partners’ share of losses totaling $20 million associated with joint ventures we consolidate net of our partners’ share of tax benefits of $7 million associated with the losses.

(Loss) Income from Continuing Operations

Twelve Weeks. Compared to the year-ago quarter, loss from continuing operations increased by $553 million (658 percent) to a loss of $469 million in the third quarter of 2009 from income of $84 million in the third quarter of 2008, loss from continuing operations attributable to Marriott increased by $560 million (596 percent) to a loss of $466 million in the third quarter of 2009 from income of $94 million in the third quarter of 2008, and diluted losses per share from continuing operations attributable to Marriott increased by $1.56 (624 percent) to $1.31 per share from $0.25 per share. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $553 million increase in loss from continuing operations compared to the prior year was due to Timeshare strategy impairment charges in the 2009 third quarter ($752 million), lower Timeshare sales and services revenue net of direct expenses ($31 million), lower incentive management fees ($35 million), lower base management and franchise fees ($35 million), restructuring costs in the 2009 third quarter ($9 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($8 million), lower gains and other income ($8 million), lower equity in earnings ($14 million), and lower interest income ($3 million). Lower income taxes ($313 million), lower general, administrative, and other expenses ($23 million), and lower interest expense ($6 million) partially offset the unfavorable variances.

Thirty-six Weeks. Compared to the prior year, loss from continuing operations increased by $815 million (229 percent) to a loss of $459 million in the first three quarters of 2009 from income in the first three quarters of 2008 of $356 million, loss from continuing operations attributable to Marriott increased by $821 million (222 percent) to a loss of $452 million in the first three quarters of 2009 from income in the first three quarters of 2008 of $369 million, and diluted losses per share from continuing operations attributable to Marriott increased by $2.26 (228 percent) to $1.27 per share from earnings of $0.99 per share. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $815 million increase in loss from continuing operations compared to the prior year was due to Timeshare strategy impairment charges in the 2009 third quarter ($752 million), lower incentive management fees ($134 million), lower Timeshare sales and services revenue net of direct expenses ($128 million), lower base management and franchise fees ($118 million), lower equity in earnings ($76 million), a higher provision for loan losses ($45 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($46 million), restructuring costs in the first three quarters of 2009 ($44 million), and lower interest income ($8 million). Lower income taxes ($450 million), lower general, administrative, and other expenses ($49 million), lower interest expense ($29 million), and higher gains and other income ($8 million) partially offset the unfavorable variances.

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

•

Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts properties worldwide (together with adjacent residential properties associated with some Ritz-Carlton hotels), as well as Edition, for which no properties are yet open; and

•

Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Destination Club, Ritz-Carlton Residences, and Grand Residences by Marriott timeshare, fractional ownership, and residential properties worldwide.

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

Revenues

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
North American Full-Service Segment	$1,074	$1,239	$3,382	$3,917
North American Limited-Service Segment	489	544	1,401	1,570
International Segment	259	342	756	1,093
Luxury Segment	296	357	971	1,147
Timeshare Segment	330	463	962	1,326

Total segment revenues	2,448	2,945	7,472	9,053
Other unallocated corporate	23	18	56	42

	$2,471	$2,963	$7,528	$9,095

(Loss) Income from Continuing Operations Attributable to Marriott

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
North American Full-Service Segment	$51	$66	$191	$290
North American Limited-Service Segment	77	103	182	301
International Segment	25	50	89	179
Luxury Segment	7	17	—	66
Timeshare Segment	(681)	49	(733)	123

Total segment financial results	(521)	285	(271)	959
Other unallocated corporate	(65)	(58)	(136)	(183)
Interest expense, interest income, and provision for loan losses	(89)	(25)	(174)	(83)
Benefit/(provision) for income taxes	209	(108)	129	(324)

	$(466)	$94	$(452)	$369

Net Losses Attributable to Noncontrolling Interests

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
International Segment	$—	$—	$—	$(1)
Timeshare Segment	4	15	11	21

Total segment net losses attributable to noncontrolling interests	4	15	11	20
Provision for income taxes	(1)	(5)	(4)	(7)

	$3	$10	$7	$13

Equity in (Losses) Earnings of Equity Method Investees

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
North American Full-Service Segment	$1	$1	$1	$2
North American Limited-Service Segment	(1)	—	(5)	1
International Segment	(4)	(1)	(5)	—
Luxury Segment	—	(1)	(31)	(1)
Timeshare Segment	(4)	2	(6)	9

Total segment equity in (losses) earnings	(8)	1	(46)	11
Other unallocated corporate	(4)	1	(4)	15

	$(12)	$2	$(50)	$26

Assets

	At Period End
($ in millions)	September 11, 2009	January 2, 2009
North American Full-Service Segment	$1,182	$1,287
North American Limited-Service Segment	491	467
International Segment	867	832
Luxury Segment	653	715
Timeshare Segment	2,814	3,636

Total segment assets	6,007	6,937
Other unallocated corporate	2,260	1,966

	$8,267	$8,903

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

We added 265 properties (38,377 rooms) and 15 properties (3,035 rooms) exited the system since the end of the 2008 third quarter, not including residential products. We also added 6 residential properties (639 units) since the end of the 2008 third quarter.

Twelve Weeks. Total segment financial results decreased by $806 million (283 percent) to segment losses of $521 million in the third quarter of 2009 from segment income of $285 million in the third quarter of 2008, and total segment revenues decreased by $497 million to $2,448 million in the third quarter of 2009, a 17 percent decrease from revenues of $2,945 million in the third quarter of 2008. As discussed in more detail earlier in this report, demand was weaker in the 2009 third quarter than the year-ago quarter.

In addition to the revenue decreases noted in succeeding paragraphs, the decrease in revenues also included a $258 million decrease in cost reimbursements revenue, which does not impact operating income or net income attributable to Marriott. The $806 million decrease in segment results, compared to the year-ago quarter, reflected $685 million of Timeshare impairment charges, $614 million of which were reported in the “Timeshare strategy-impairment charges” caption and $71 million of which were reported in the “Timeshare strategy-impairment charges (non-operating)” caption of our Consolidated Statements of Income (see the “Timeshare strategy-impairment charges” section for more information on the impairments), $35 million of lower incentive management fees, a $35 million (14 percent) decrease in combined base management and franchise fees to $216 million in the 2009 quarter from $251 million in the 2008 quarter, a decrease of $31 million in Timeshare sales and services revenue net of direct expenses, a decrease of $12 million in owned, leased, corporate housing, and other revenue net of direct expenses, an $11 million decrease in net losses attributable to noncontrolling interests benefit, $9 million of lower equity joint venture results, $7 million of restructuring costs recorded in the third quarter of 2009, and a decrease of $1 million in gains and other income, partially offset by a $20 million decrease in general, administrative, and other expenses. As discussed in the “Restructuring Costs and Other Charges” section, these decreases included $2 million in other charges credits, with $1 million in charges recorded in general, administrative, and other expenses and $3 million in credits recorded in Timeshare sales and services revenue net of direct expenses, as well as $19 million of decreased general, administrative, and other expenses.

Compared to the third quarter of 2008, incentive management fees decreased by $35 million (67 percent) in the third quarter of 2009 and reflected lower property-level operating revenues and margins associated with weak demand, somewhat offset by property-level cost controls. The $35 million decrease in combined base management and franchise fees reflected lower demand and significantly lower RevPAR in the 2009 quarter, partially offset by unit growth. With lower property-level operating income, many managed properties did not earn sufficient income to achieve owner priority returns and, therefore, we earned no incentive fees from those properties. In the third quarter of 2009, 20 percent of our managed properties paid incentive management fees to us versus 55 percent in the third quarter of 2008. In addition, in the third quarter of 2009, nearly all of our incentive fees were derived from hotels outside North America versus 68 percent in the 2008 third quarter.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased, and managed properties, for comparable North American properties decreased by 19.3 percent and RevPAR for our comparable North American company-operated properties decreased by 20.6 percent.

Systemwide RevPAR for comparable international properties decreased by 22.1 percent, and RevPAR for comparable international company-operated properties decreased by 22.3 percent. Worldwide RevPAR for comparable systemwide properties decreased by 19.9 percent (21.4 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties decreased by 21.1 percent (23.5 percent using actual dollars).

Compared to the year-ago quarter, worldwide comparable company-operated house profit margins in 2009 decreased by 490 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) decreased by 31 percent on a constant U.S. dollar basis reflecting the impact of very tight cost control plans in 2009 at properties in our system, more than offset by the impact of year-over-year RevPAR decreases. North American company-operated house profit margins declined by

520 basis points and HP-PAR at our North American managed properties decreased by 32.1 percent reflecting significant cost control plans at properties, more than offset by the impact of decreased demand.

Thirty-six Weeks. Total segment financial results decreased by $1,230 million (128 percent) to segment losses of $271 million in the first three quarters of 2009 from segment income of $959 million in the first three quarters of 2008, and total segment revenues decreased by $1,581 million to $7,472 million in the first three quarters of 2009, a 17 percent decrease from revenues of $9,053 million in the first three quarters of 2008. As discussed in more detail earlier in this report, demand was weaker in the first three quarters of 2009 than in the year-ago period.

The decrease in revenues included a $798 million decrease in cost reimbursements revenue, which does not impact operating income or net income attributable to Marriott. The results, compared to the first three quarters of 2008, reflected $685 million of Timeshare impairment charges, $614 million of which were reported in the “Timeshare strategy-impairment charges” caption and $71 million of which were reported in the “Timeshare strategy-impairment charges (non-operating)” caption of our Consolidated Statements of Income (see the “Timeshare strategy-impairment charges” section for more information on the impairments), $134 million of lower incentive management fees, a decrease of $128 million in Timeshare sales and services revenue net of direct expenses, a $118 million (15 percent) decrease in combined base management and franchise fees to $648 million in 2009 from $766 million in 2008, $60 million in owned, leased, corporate housing, and other revenue net of direct expenses, $57 million of lower equity joint venture results, $40 million of restructuring costs recorded in the first three quarters of 2009, a $9 million decrease in net losses attributable to a noncontrolling interests benefit, and a decrease of $4 million in gains and other income, partially offset by $5 million of decreased general, administrative, and other expenses. As discussed in the “Restructuring Costs and Other Charges” section, these decreases included $74 million in other charges, with $49 million recorded in general, administrative, and other expenses and $25 million recorded in Timeshare sales and services revenue net of direct expenses.

The $118 million decrease in combined base management and franchise fees reflected lower demand and significantly lower RevPAR in 2009. Compared to the first three quarters of 2008, incentive management fees decreased by $134 million (59 percent) in the first three quarters of 2009 and reflected lower property-level operating revenues and margins associated with weak demand, somewhat offset by property-level cost controls. With lower property-level operating income, many managed properties did not earn sufficient income to achieve owner priority returns and, therefore, we earned no incentive fees from those properties. In the first three quarters of 2009, 25 percent of our managed properties paid incentive management fees to us versus 62 percent in the first three quarters of 2008. In addition, in the first three quarters of 2009, 65 percent of our incentive fees were derived from hotels outside North America versus 46 percent in the first three quarters of 2008.

Systemwide RevPAR for comparable North American properties decreased by 19.0 percent, and RevPAR for our comparable North American company-operated properties decreased by 20.8 percent.

Systemwide RevPAR for comparable international properties decreased by 20.8 percent, and RevPAR for comparable international company-operated properties decreased by 21.0 percent. Worldwide RevPAR for comparable systemwide properties decreased by 19.3 percent (21.0 percent using actual dollars) and worldwide RevPAR for comparable company-operated properties decreased by 20.9 percent (23.4 percent using actual dollars).

Compared to the year-ago period, worldwide comparable company-operated house profit margins in the first three quarters of 2009 decreased by 440 basis points and worldwide comparable company-operated HP-PAR decreased by 28.9 percent on a constant U.S. dollar basis reflecting the impact of very tight cost control plans in the first three quarters of 2009 at properties in our system, more than offset by the impact of year-over-year RevPAR decreases. North American company-operated house profit margins declined by 480 basis points and HP-PAR at our North American managed properties decreased by 30.1 percent reflecting significant cost control plans at properties, more than offset by the impact of decreased demand.

Summary of Properties by Brand

We opened 79 lodging properties (10,380 rooms) during the third quarter of 2009, while three properties (503 rooms) exited the system, increasing our total properties to 3,362 (586,515 rooms) inclusive of 30 home and condominium products (2,744 units), for which we manage the related owners’ associations. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include Marriott Conference Centers and JW Marriott Hotels & Resorts. References to Renaissance Hotels & Resorts include Renaissance ClubSport, and references to Fairfield Inn include Fairfield Inn & Suites.

The table below shows properties we operated or franchised, by brand, as of September 11, 2009 (excluding 2,153 corporate housing rental units associated with our ExecuStay brand):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations

Marriott Hotels & Resorts	142	73,024	181	54,890
Marriott Conference Centers	11	3,243	—	—
JW Marriott Hotels & Resorts	11	6,570	5	1,553
Renaissance Hotels & Resorts	36	16,789	40	11,370
Renaissance ClubSport	1	174	1	175
The Ritz-Carlton	37	11,549	—	—
The Ritz-Carlton-Residential (1)	24	2,545	—	—
Courtyard	280	43,892	481	62,943
Fairfield Inn	3	1,055	606	53,482
SpringHill Suites	27	4,140	214	23,678
Residence Inn	139	19,403	444	50,462
TownePlace Suites	34	3,659	145	14,258
Marriott Vacation Club (2)	41	9,728	—	—
The Ritz-Carlton Destination Club (2)	7	339	—	—
The Ritz-Carlton Residences (1), (2)	3	222	—	—
Grand Residences by Marriott-Fractional (2)	1	199	—	—
Grand Residences by Marriott-Residential (1), (2)	2	91	—	—

Non-U.S. Locations

Marriott Hotels & Resorts	127	36,880	34	10,027
JW Marriott Hotels & Resorts	25	9,732	2	371
Renaissance Hotels & Resorts	51	17,948	14	4,343
The Ritz-Carlton	33	10,117	—	—
The Ritz-Carlton-Residential (1)	1	93	—	—
The Ritz-Carlton Serviced Apartments	3	474	—	—
Bulgari Hotels & Resorts	2	117	—	—
Marriott Executive Apartments	21	3,481	1	99
Courtyard	45	9,829	43	7,425
Fairfield Inn	—	—	9	1,109
SpringHill Suites	—	—	1	124
Residence Inn	3	405	15	2,199
Marriott Vacation Club (2)	11	2,126	—	—
The Ritz-Carlton Destination Club (2)	3	122	—	—
The Ritz-Carlton Residences (1), (2)	1	12	—	—
Grand Residences by Marriott-Fractional (2)	1	49	—	—

Total	1,126	288,007	2,236	298,508

(1)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.

(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

Total Lodging and Timeshare Products by Segment

At September 11, 2009, we operated or franchised the following properties by segment (excluding 2,153 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	319	13	332	124,983	4,837	129,820
Marriott Conference Centers	11	—	11	3,243	—	3,243
JW Marriott Hotels & Resorts	15	1	16	7,902	221	8,123
Renaissance Hotels & Resorts	76	2	78	28,159	785	28,944
Renaissance ClubSport	2	—	2	349	—	349

	423	16	439	164,636	5,843	170,479
North American Limited-Service Lodging Segment (1)
Courtyard	761	16	777	106,835	2,847	109,682
Fairfield Inn	609	8	617	54,537	903	55,440
SpringHill Suites	241	1	242	27,818	124	27,942
Residence Inn	583	17	600	69,865	2,495	72,360
TownePlace Suites	179	—	179	17,917	—	17,917

	2,373	42	2,415	276,972	6,369	283,341
International Lodging Segment (1)
Marriott Hotels & Resorts	4	148	152	2,765	42,236	45,001
JW Marriott Hotels & Resorts	1	26	27	387	9,716	10,103
Renaissance Hotels & Resorts	—	63	63	—	21,506	21,506
Courtyard	—	72	72	—	14,407	14,407
Fairfield Inn	—	1	1	—	206	206
Residence Inn	—	1	1	—	109	109
Marriott Executive Apartments	—	22	22	—	3,580	3,580

	5	333	338	3,152	91,760	94,912
Luxury Lodging Segment
The Ritz-Carlton	37	33	70	11,549	10,117	21,666
Bulgari Hotels & Resorts	—	2	2	—	117	117
The Ritz-Carlton-Residential (2)	24	1	25	2,545	93	2,638
The Ritz-Carlton Serviced Apartments	—	3	3	—	474	474

	61	39	100	14,094	10,801	24,895
Timeshare Segment (3)
Marriott Vacation Club	41	11	52	9,728	2,126	11,854
The Ritz-Carlton Destination Club	7	3	10	339	122	461
The Ritz-Carlton Residences (2)	3	1	4	222	12	234
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Grand Residences by Marriott-Residential (1), (2)	2	—	2	91	—	91

	54	16	70	10,579	2,309	12,888

Total	2,916	446	3,362	469,433	117,082	586,515

(1)	North American includes properties located in the continental United States and Canada. International includes properties located outside the continental United States and Canada.

(2)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.

(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

The following table provides additional detail, by brand, as of September 11, 2009, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	52	29
The Ritz-Carlton Destination Club and Residences	10	8
Grand Residences by Marriott and Residences	4	4
Joint Ventures
The Ritz-Carlton Destination Club and Residences	4	4

Total	70	45

(1)	Includes products that are in active sales as well as those that are sold out. Residential products are included once they possess a certificate of occupancy.

(2)	Products in active sales may not be ready for occupancy.

Statistics

The following tables show occupancy, average daily rate, and RevPAR for comparable properties for each of the brands in our North American Full-Service and North American Limited-Service segments, for our International segment by region, and for the principal brand in our Luxury segment, The Ritz-Carlton. We have not presented statistics for company-operated Fairfield Inn properties in these tables because we operate only a limited number of properties, as the brand is predominantly franchised, and such information would not be meaningful (identified as “nm” in the tables that follow). Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twelve weeks ended September 11, 2009, include the period from June 20, 2009, through September 11, 2009, and the statistics for the twelve weeks ended September 5, 2008, include the period from June 14, 2008, through September 5, 2008, (except in each case, for The Ritz-Carlton brand properties worldwide and for all other properties located outside of the continental United States and Canada, which for them includes the period from June 1 through the end of August). The occupancy, average daily rate, and RevPAR statistics used throughout this report for the thirty-six weeks ended September 11, 2009, include the period from January 3, 2009, through September 11, 2009, and the statistics for the thirty-six weeks ended September 5, 2008, include the period from December 29, 2007, (except in each case, for The Ritz-Carlton brand properties worldwide and for all other properties located outside of the continental United States and Canada, which for them includes the period from January 1 through the end of August).

	Comparable Company-Operated North American Properties (1)				Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended September 11, 2009		Change vs. 2008		Twelve Weeks Ended September 11, 2009	Change vs. 2008
Marriott Hotels & Resorts (2)
Occupancy		70.0%	-4.9	% pts.	66.9%	-5.3	% pts.
Average Daily Rate		$143.98	-14.2%		$135.47	-13.6%
RevPAR		$100.78	-19.8%		$90.69	-19.9%
Renaissance Hotels & Resorts
Occupancy		68.0%	-4.3	% pts.	66.6%	-5.0	% pts.
Average Daily Rate		$138.14	-13.1%		$129.04	-13.5%
RevPAR		$93.90	-18.2%		$85.97	-19.6%
Composite North American Full-Service (3)
Occupancy		69.6%	-4.8	% pts.	66.9%	-5.2	% pts.
Average Daily Rate		$142.99	-14.0%		$134.40	-13.6%
RevPAR		$99.58	-19.6%		$89.90	-19.8%
The Ritz-Carlton North America
Occupancy		64.9%	-5.0	% pts.	64.9%	-5.0	% pts.
Average Daily Rate		$238.99	-17.5%		$238.99	-17.5%
RevPAR		$155.09	-23.5%		$155.09	-23.5%
Composite North American Full-Service and Luxury (4)
Occupancy		69.2%	-4.8	% pts.	66.8%	-5.2	% pts.
Average Daily Rate		$152.12	-14.6%		$140.50	-14.0%
RevPAR		$105.21	-20.2%		$93.82	-20.2%
Residence Inn
Occupancy		75.2%	-4.9	% pts.	76.3%	-5.0	% pts.
Average Daily Rate		$110.56	-11.8%		$112.41	-11.0%
RevPAR		$83.11	-17.2%		$85.72	-16.4%
Courtyard
Occupancy		65.0%	-6.1	% pts.	67.2%	-5.8	% pts.
Average Daily Rate		$103.75	-16.4%		$107.88	-13.3%
RevPAR		$67.42	-23.7%		$72.51	-20.2%
Fairfield Inn
Occupancy		nm	nm	pts.	66.5%	-6.7	% pts.
Average Daily Rate	$	nm	nm		$85.21	-9.5%
RevPAR	$	nm	nm		$56.69	-17.7%
TownePlace Suites
Occupancy		68.8%	-4.6	% pts.	69.4%	-5.3	% pts.
Average Daily Rate		$75.46	-13.6%		$80.22	-11.3%
RevPAR		$51.94	-19.0%		$55.69	-17.6%
SpringHill Suites
Occupancy		64.6%	-7.8	% pts.	66.9%	-6.4	% pts.
Average Daily Rate		$92.11	-13.2%		$97.97	-10.7%
RevPAR		$59.51	-22.6%		$65.52	-18.4%
Composite North American Limited-Service (5)
Occupancy		68.0%	-5.8	% pts.	69.5%	-5.8	% pts.
Average Daily Rate		$103.34	-14.7%		$102.68	-11.7%
RevPAR		$70.26	-21.4%		$71.41	-18.4%
Composite North American (6)
Occupancy		68.7%	-5.3	% pts.	68.5%	-5.6	% pts.
Average Daily Rate		$131.48	-14.5%		$117.09	-12.7%
RevPAR		$90.28	-20.6%		$80.16	-19.3%

(1)

Statistics are for the twelve weeks ended September 11, 2009, and September 5, 2008, except for The Ritz-Carlton, for which the statistics are for the three months ended August 31, 2009, and August 31, 2008.

(2)	Marriott Hotels & Resorts includes JW Marriott Hotels & Resorts.

(3)	Composite North American Full-Service statistics include Marriott Hotels & Resorts and Renaissance Hotels & Resorts properties located in the continental United States and Canada.

(4)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and The Ritz-Carlton.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended August 31, 2009	Change vs. 2008		Three Months Ended August 31, 2009	Change vs. 2008
Caribbean and Latin America (2)
Occupancy	66.3%	-9.1	% pts.	62.4%	-9.5	% pts.
Average Daily Rate	$158.84	-13.5%		$145.41	-13.1%
RevPAR	$105.28	-23.9%		$90.76	-24.5%
Continental Europe (2)
Occupancy	71.0%	-2.1	% pts.	69.4%	-3.4	% pts.
Average Daily Rate	$153.72	-16.0%		$156.47	-16.3%
RevPAR	$109.13	-18.4%		$108.55	-20.3%
United Kingdom (2)
Occupancy	77.3%	-2.7	% pts.	76.2%	-2.8	% pts.
Average Daily Rate	$144.66	-9.1%		$143.41	-9.3%
RevPAR	$111.78	-12.3%		$109.26	-12.5%
Middle East and Africa (2)
Occupancy	61.6%	-13.8	% pts.	61.6%	-13.8	% pts.
Average Daily Rate	$121.06	-11.7%		$121.06	-11.7%
RevPAR	$74.52	-27.8%		$74.52	-27.8%
Asia Pacific (2), (3)
Occupancy	62.6%	-6.1	% pts.	63.1%	-6.7	% pts.
Average Daily Rate	$119.16	-22.7%		$130.53	-17.0%
RevPAR	$74.55	-29.6%		$82.39	-25.0%
Regional Composite (4), (5)
Occupancy	68.3%	-5.4	% pts.	67.0%	-6.0	% pts.
Average Daily Rate	$142.25	-15.2%		$144.17	-14.4%
RevPAR	$97.11	-21.4%		$96.60	-21.4%
International Luxury (6)
Occupancy	55.0%	-9.7	% pts.	55.0%	-9.7	% pts.
Average Daily Rate	$282.69	-13.7%		$282.69	-13.7%
RevPAR	$155.56	-26.7%		$155.56	-26.7%
Total International (7)
Occupancy	66.9%	-5.8	% pts.	66.0%	-6.3	% pts.
Average Daily Rate	$154.40	-15.5%		$154.10	-14.7%
RevPAR	$103.26	-22.3%		$101.66	-22.1%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for June 1 through the end of August. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2008 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard properties located outside of the continental United States and Canada.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard.

(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts.

(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended August 31, 2009	Change vs. 2008		Three Months Ended August 31, 2009	Change vs. 2008
Composite Luxury (2)
Occupancy	60.7%	-7.0	% pts.	60.7%	-7.0	% pts.
Average Daily Rate	$255.90	-16.2%		$255.90	-16.2%
RevPAR	$155.29	-24.9%		$155.29	-24.9%
Total Worldwide (3)
Occupancy	68.1%	-5.4	% pts.	68.0%	-5.7	% pts.
Average Daily Rate	$138.03	-14.9%		$123.15	-13.2%
RevPAR	$94.06	-21.1%		$83.79	-19.9%

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

(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the thirty-six weeks ended September 11, 2009, and September 5, 2008. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the eight months ended August 31, 2009, and August 31, 2008.

	Comparable Company-Operated North American Properties (1)				Comparable Systemwide North American Properties (1)
	Thirty-Six Weeks Ended September 11, 2009		Change vs. 2008		Thirty-Six Weeks Ended September 11, 2009	Change vs. 2008
Marriott Hotels & Resorts (2)
Occupancy		66.9%	-6.1	% pts.	64.1%	-6.2	% pts.
Average Daily Rate		$156.81	-12.1%		$145.13	-11.9%
RevPAR		$104.85	-19.4%		$93.03	-19.6%
Renaissance Hotels & Resorts
Occupancy		66.2%	-5.8	% pts.	64.4%	-6.0	% pts.
Average Daily Rate		$154.51	-10.0%		$141.97	-10.4%
RevPAR		$102.27	-17.3%		$91.36	-18.0%
Composite North American Full-Service (3)
Occupancy		66.7%	-6.0	% pts.	64.1%	-6.1	% pts.
Average Daily Rate		$156.42	-11.8%		$144.60	-11.7%
RevPAR		$104.40	-19.1%		$92.75	-19.4%
The Ritz-Carlton North America
Occupancy		61.8%	-10.3	% pts.	61.8%	-10.3	% pts.
Average Daily Rate		$281.86	-15.6%		$281.86	-15.6%
RevPAR		$174.21	-27.6%		$174.21	-27.6%
Composite North American Full-Service and Luxury (4)
Occupancy		66.3%	-6.4	% pts.	64.0%	-6.3	% pts.
Average Daily Rate		$166.98	-12.7%		$151.67	-12.3%
RevPAR		$110.70	-20.4%		$97.10	-20.2%
Residence Inn
Occupancy		70.5%	-6.7	% pts.	71.8%	-5.7	% pts.
Average Daily Rate		$115.58	-9.7%		$115.12	-9.2%
RevPAR		$81.49	-17.6%		$82.60	-15.8%
Courtyard
Occupancy		62.0%	-7.5	% pts.	64.0%	-6.3	% pts.
Average Daily Rate		$110.72	-14.5%		$112.08	-12.0%
RevPAR		$68.60	-23.7%		$71.76	-19.9%
Fairfield Inn
Occupancy		nm	nm	pts.	62.3%	-6.4	% pts.
Average Daily Rate	$	nm	nm		$85.87	-8.0%
RevPAR	$	nm	nm		$53.54	-16.6%
TownePlace Suites
Occupancy		63.2%	-6.9	% pts.	64.4%	-6.7	% pts.
Average Daily Rate		$79.23	-10.1%		$83.08	-8.2%
RevPAR		$50.04	-18.9%		$53.48	-16.8%
SpringHill Suites
Occupancy		62.2%	-9.1	% pts.	63.9%	-6.5	% pts.
Average Daily Rate		$99.05	-10.5%		$101.01	-8.6%
RevPAR		$61.58	-22.0%		$64.52	-17.1%
Composite North American Limited-Service (5)
Occupancy		64.5%	-7.3	% pts.	65.7%	-6.2	% pts.
Average Daily Rate		$109.47	-12.7%		$105.71	-10.1%
RevPAR		$70.58	-21.6%		$69.49	-17.8%
Composite North American (6)
Occupancy		65.5%	-6.8	% pts.	65.1%	-6.3	% pts.
Average Daily Rate		$142.62	-12.6%		$123.26	-11.2%
RevPAR		$93.44	-20.8%		$80.21	-19.0%

(1)

Statistics are for the thirty-six weeks ended September 11, 2009, and September 5, 2008, except for The Ritz-Carlton, for which the statistics are for the eight months ended August 31, 2009, and August 31, 2008.

(2)	Marriott Hotels & Resorts includes JW Marriott Hotels & Resorts.

(3)	Composite North American Full-Service statistics include Marriott Hotels & Resorts and Renaissance Hotels & Resorts properties located in the continental United States and Canada.

(4)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and The Ritz-Carlton.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Eight Months Ended August 31, 2009	Change vs. 2008		Eight Months Ended August 31, 2009	Change vs. 2008
Caribbean and Latin America (2)
Occupancy	67.6%	-9.8	% pts.	63.4%	-9.1	% pts.
Average Daily Rate	$180.31	-9.9%		$164.74	-10.1%
RevPAR	$121.87	-21.3%		$104.49	-21.4%
Continental Europe (2)
Occupancy	65.0%	-5.2	% pts.	63.2%	-6.1	% pts.
Average Daily Rate	$155.57	-12.2%		$157.58	-11.9%
RevPAR	$101.15	-18.7%		$99.59	-19.6%
United Kingdom (2)
Occupancy	71.6%	-4.4	% pts.	70.3%	-4.7	% pts.
Average Daily Rate	$135.44	-8.6%		$134.55	-8.6%
RevPAR	$96.91	-14.0%		$94.59	-14.3%
Middle East and Africa (2)
Occupancy	67.0%	-12.5	% pts.	67.0%	-12.5	% pts.
Average Daily Rate	$137.69	-6.7%		$137.69	-6.7%
RevPAR	$92.22	-21.3%		$92.22	-21.3%
Asia Pacific (2), (3)
Occupancy	60.5%	-9.2	% pts.	61.5%	-9.0	% pts.
Average Daily Rate	$123.94	-16.1%		$132.08	-13.0%
RevPAR	$74.93	-27.2%		$81.23	-24.0%
Regional Composite (4), (5)
Occupancy	65.7%	-7.3	% pts.	64.4%	-7.5	% pts.
Average Daily Rate	$146.92	-11.5%		$147.73	-11.0%
RevPAR	$96.58	-20.3%		$95.08	-20.2%
International Luxury (6)
Occupancy	56.2%	-10.3	% pts.	56.2%	-10.3	% pts.
Average Daily Rate	$314.73	-10.2%		$314.73	-10.2%
RevPAR	$177.03	-24.1%		$177.03	-24.1%
Total International (7)
Occupancy	64.7%	-7.6	% pts.	63.7%	-7.7	% pts.
Average Daily Rate	$162.25	-11.7%		$160.41	-11.2%
RevPAR	$105.04	-21.0%		$102.13	-20.8%

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

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard properties located outside of the continental United States and Canada.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Courtyard.

(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts.

(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Eight Months Ended August 31, 2009	Change vs. 2008		Eight Months Ended August 31, 2009	Change vs. 2008
Composite Luxury (2)
Occupancy	59.4%	-10.3	% pts.	59.4%	-10.3	% pts.
Average Daily Rate	$295.13	-13.3%		$295.13	-13.3%
RevPAR	$175.41	-26.2%		$175.41	-26.2%
Total Worldwide (3)
Occupancy	65.3%	-7.0	% pts.	64.9%	-6.5	% pts.
Average Daily Rate	$147.82	-12.4%		$128.81	-11.3%
RevPAR	$96.54	-20.9%		$83.54	-19.3%

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

(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the thirty-six weeks ended September 11, 2009, and September 5, 2008. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the eight months ended August 31, 2009, and August 31, 2008.

North American Full-Service Lodging includes Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, and Renaissance ClubSport.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	Change 2009/2008	September 11, 2009	September 5, 2008	Change 2009/2008
Segment revenues	$1,074	$1,239	-13%	$3,382	$3,917	-14%

Segment results	$51	$66	-23%	$191	$290	-34%

Since the third quarter of 2008, across our North American Full-Service Lodging segment we added 12 properties (3,782 rooms) and 3 properties (692 rooms) left the system.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated North American full-service properties decreased by 19.6 percent to $99.58, occupancy decreased by 4.8 percentage points to 69.6 percent, and average daily rates decreased by 14.0 percent to $142.99.

The $15 million decrease in segment results, compared to the 2008 third quarter, primarily reflected a $12 million decrease in base management and franchise fees, a $6 million decrease in incentive management fees, and a $1 million decrease in owned, leased, and other revenue net of direct expenses, partially offset by a $3 million decrease in general, administrative and other expenses.

The $12 million decrease in base management and franchise fees was primarily driven by lower RevPAR, partially offset by unit growth. The $6 million decrease in incentive management fees was largely due to lower property-level revenue and margins in the third quarter of 2009 compared to the third quarter of 2008, a result of weak demand, partially offset by property-level cost controls.

Owned, leased, and other revenue net of direct expenses, decreased $1 million and primarily reflected net losses in the third quarter of 2009 associated with several properties with weak demand.

The $3 million decrease in general, administrative and other expenses was primarily driven by cost reductions.

Cost reimbursements revenue and expenses associated with our North American Full-Service segment properties totaled $971 million in the third quarter of 2009, compared to $1,114 million in the 2008 third quarter.

Thirty-six Weeks. Compared to the year-ago period, RevPAR for comparable company-operated North American full-service properties decreased by 19.1 percent to $104.40, occupancy decreased by 6.0 percentage points to 66.7 percent, and average daily rates decreased by 11.8 percent to $156.42.

The $99 million decrease in segment results, compared to the first three quarters of 2008, primarily reflected a $51 million decrease in incentive management fees, a $42 million decrease in base management and franchise fees, a $10 million decrease in owned, leased, and other revenue net of direct expenses, partially offset by a $5 million increase in gains and other income. General, administrative, and other expenses remained relatively unchanged compared to the first three quarters of 2008.

The $51 million decrease in incentive management fees was largely due to lower property-level revenue and margins in the first three quarters of 2009 compared to the first three quarters of 2008, a result of weak demand, partially offset by property-level cost controls. The $42 million decrease in base management and franchise fees was primarily driven by lower RevPAR.

Owned, leased, and other revenue, net of direct expenses, decreased $10 million and primarily reflected $14 million of net losses in the first three quarters of 2009 associated with several properties with weak demand, partially offset by a favorable variance of $2 million related to a property that was being renovated, and as a result was not operating at full capacity during the 2008 period.

The $5 million increase in gains and other income primarily reflected a favorable variance associated with one property that was sold for a loss in the 2008 period.

Flat general, administrative, and other expenses primarily reflected a $7 million impairment charge related to a security deposit that we deemed unrecoverable in 2009 (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information), which was mostly offset by $6 million in cost reductions.

Cost reimbursements revenue and expenses associated with our North American Full-Service segment properties totaled $3,020 million for the first three quarters of 2009, compared to $3,448 million for the first three quarters of 2008.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	Change 2009/2008	September 11, 2009	September 5, 2008	Change 2009/2008
Segment revenues	$489	$544	-10%	$1,401	$1,570	-11%

Segment results	$77	$103	-25%	$182	$301	-40%

Since the third quarter of 2008, across our North American Limited-Service Lodging segment we added 221 properties (25,717 rooms) and 4 properties (571 rooms) left the system. The properties that left the system were mainly franchised hotels associated with our Fairfield Inn brand.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated North American Limited-Service properties decreased by 21.4 percent to $70.26, occupancy decreased by 5.8 percentage points to 68.0 percent, and average daily rates decreased by 14.7 percent to $103.34.

The $26 million decrease in segment results, compared to the third quarter of 2008, reflected $11 million of lower incentive management fees, $11 million of lower base management and franchise fees, $4 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, and $2 million of lower gains and other income, partially offset by $3 million of lower general, administrative, and other expenses.

The $11 million decrease in incentive management fees was largely due to lower property-level revenue and margins resulting from weak demand, partially offset by property-level cost controls. Twenty-one properties paid incentive fees in the 2009 third quarter as compared to 298 in the 2008 third quarter. The $11 million decrease in base management and franchise fees was largely due to lower demand and significantly lower RevPAR.

The $4 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected lower revenue and property-level margins associated with our corporate housing business.

The $2 million decrease in (losses) gains and other income reflected the lack of dividend distributions in the current quarter from one joint venture, which had a decline in available cash flow as a result of the weak demand environment.

The $3 million decrease in general, administrative, and other expenses was primarily a result of cost reductions that were part of our cost containment efforts.

Cost reimbursements revenue and expenses associated with our North American Limited-Service segment properties totaled $348 million in the third quarter of 2009, compared to $372 million in the third quarter of 2008.

Thirty-six Weeks. Compared to the year-ago period, RevPAR for comparable company-operated North American Limited-Service properties decreased by 21.6 percent to $70.58, occupancy decreased by 7.3 percentage points to 64.5 percent, and average daily rates decreased by 12.7 percent to $109.47.

The $119 million decrease in segment results, compared to the first three quarters of 2008, reflected $38 million of lower base management and franchise fees, $37 million of lower incentive management fees, $21 million of higher general, administrative, and other expenses, $12 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, $6 million of lower joint venture equity earnings, and $5 million of lower gains and other income.

The $38 million decrease in base management and franchise fees was largely due to lower demand and significantly lower RevPAR. The $37 million decrease in incentive management fees was largely due to lower property-level revenue and margins resulting from weak demand, partially offset by property-level cost controls. Thirty-one properties paid incentive fees in the first three quarters of 2009 as compared to 334 in the first three quarters of 2008.

The $21 million increase in general, administrative, and other expenses primarily reflected a $42 million impairment charge related to two security deposits that we deemed unrecoverable in the first three quarters of 2009 due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by an $11 million reversal of the remaining balance from the 2008 accrual for the expected funding of those cash flow shortfalls (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information). The net increase of $31 million associated with the 2009 impairment charge was partially offset by a $6 million decrease in general, administrative, and other expenses, primarily reflecting cost reductions that were part of our cost containment efforts.

The $12 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected $7 million in lower revenue and property-level margins associated with weaker demand at certain leased properties and $5 million of lower revenue and property-level margins associated with our corporate housing business. The $6 million decrease in joint venture equity earnings primarily reflected equity losses at one of our joint ventures as the related properties experienced weak demand.

The $5 million decrease in gains and other income reflected the lack of dividend distributions in the current quarter from one joint venture, which had a decline in available cash flow as a result of the weak demand environment.

Cost reimbursements revenue and expenses associated with our North American Limited-Service segment properties totaled $1,001 million in the first three quarters of 2009, compared to $1,078 million in the first three quarters of 2008.

International Lodging includes International Marriott Hotels & Resorts, International JW Marriott Hotels & Resorts, International Renaissance Hotels & Resorts, International Courtyard, International Fairfield Inn, International Residence Inn, and Marriott Executive Apartments.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	Change 2009/2008	September 11, 2009	September 5, 2008	Change 2009/2008
Segment revenues	$259	$342	-24%	$756	$1,093	-31%

Segment results	$25	$50	-50%	$89	$179	-50%

Since the third quarter of 2008, across our International Lodging segment we added 29 properties (8,401 rooms) and 7 properties (1,398 rooms) left the system, largely due to quality issues.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated international properties decreased by 21.4 percent to $97.11, occupancy decreased by 5.4 percentage points to 68.3 percent, and average daily rates decreased by 15.2 percent to $142.25. Comparable managed properties in Central America, Mexico, China, United Arab Emirates, Thailand, India, and Eastern Europe experienced particularly significant RevPAR declines.

The $25 million decrease in segment results in the third quarter of 2009, compared to the year-ago quarter, primarily reflected a $15 million decrease in incentive management fees, a $7 million decrease in base management and franchise fees, a $5 million decrease in owned, leased, and other revenue net of direct expenses, and a $3 million decrease in joint venture equity earnings, partially offset by a $5 million decrease in general, administrative, and other expenses.

The $15 million decrease in incentive management fees was largely due to lower property-level margins, driven by weak demand and, to a lesser extent, unfavorable foreign exchange rates compared to the year-ago quarter, partially offset by property-level cost controls. The $7 million decrease in base management and franchise fees was driven mainly by lower RevPAR, impacted by weak demand and, to a lesser extent, unfavorable foreign exchange rates.

Owned, leased, and other revenue net of direct expenses decreased by $5 million, primarily reflecting $5 million of weak results, driven by soft demand, at some owned and leased properties.

Joint venture equity results were lower than the year-ago quarter by $3 million and primarily reflected lower equity results at some of our joint ventures, primarily driven by weak demand.

General, administrative, and other expenses decreased by $5 million, primarily reflecting cost reductions due to our cost containment efforts.

Cost reimbursements revenue and expenses associated with our International segment properties totaled $132 million in the third quarter of 2009, compared to $169 million in the third quarter of 2008.

Thirty-six Weeks. Compared to the year-ago period, RevPAR for comparable company-operated international properties decreased by 20.3 percent to $96.58, occupancy decreased by 7.3 percentage points to 65.7 percent, and average daily rates decreased by 11.5 percent to $146.92. Comparable managed properties in Central America, Mexico, China, Thailand, India, United Arab Emirates, Ireland and Eastern Europe experienced particularly significant RevPAR declines.

The $90 million decrease in segment results in the first three quarters of 2009, compared to the year-ago period, primarily reflected a $40 million decrease in incentive management fees, a $24 million decrease in owned, leased, and other revenue net of direct expenses, a $22 million decrease in base management and franchise fees, a $5 million decrease in gains and other income, a decrease of $5 million in joint venture equity earnings, and $2 million in restructuring costs, partially offset by a $7 million decrease in general, administrative, and other expenses.

The $40 million decrease in incentive management fees was largely due to lower property-level margins, driven by weak demand and, to a lesser extent, unfavorable foreign exchange rates compared to the year-ago quarter, partially offset by property-level cost controls. The $22 million decrease in base management fees was driven mainly by lower RevPAR, impacted by weak demand and, to a lesser extent, unfavorable foreign exchange rates, somewhat offset by the impact of new room additions.

Owned, leased, and other revenue net of direct expenses decreased by $24 million primarily reflecting $12 million of weaker results, driven by soft demand and lower RevPAR, at some owned and leased properties, $9 million of lower termination fees, and $4 million of lower income reflecting conversions from leased properties to managed properties.

The $5 million decrease in gains and other income reflected miscellaneous gain activity in the 2008 first three quarters that did not occur in the first three quarters of 2009. Restructuring costs totaling $2 million reflected severance and fringe benefit costs. See the “Restructuring Costs and Other Charges” section for more information.

Joint venture equity results were lower than the year-ago period by $5 million. The decrease was primarily driven by $6 million in lower equity results at some of our joint ventures primarily reflecting lower demand. The decrease also reflected an $11 million unfavorable impact in the first three quarters of 2008 associated with tax law changes in a country in which two joint ventures operate, mostly offset by a $9 million favorable impact associated with insurance proceeds received by one of those same joint ventures in the first three quarters of 2008.

General, administrative, and other expenses decreased by $7 million, reflecting $9 million in cost reductions due to our cost containment efforts, partially offset by $3 million in guarantee reserves for two properties. See the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information.

Cost reimbursements revenue and expenses associated with our International segment properties totaled $358 million in the first three quarters of 2009, compared to $501 million in the first three quarters of 2008.

Luxury Lodging includes The Ritz-Carlton and Bulgari Hotels & Resorts.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	Change 2009/2008	September 11, 2009	September 5, 2008	Change 2009/2008
Segment revenues	$296	$357	-17%	$971	$1,147	-15%

Segment results	$7	$17	-59%	$—	$66	-100%

Since the third quarter of 2008, across our Luxury Lodging segment we added 2 properties (387 rooms) and 1 property (374 rooms) left the system. In addition, we added 4 residential products (576 units) since the 2008 third quarter.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated luxury properties decreased by 24.9 percent to $155.29, occupancy decreased by 7.0 percentage points to 60.7 percent, and average daily rates decreased by 16.2 percent to $255.90. Luxury Lodging has been particularly hurt by weak demand associated with the financial services industry and other corporate group business.

The $10 million decrease in segment results, compared to the third quarter of 2008, reflected a $4 million decrease in base management fees, $3 million of lower incentive management fees, and $2 million of lower owned, leased, and other revenue net of direct expenses.

The $4 million decrease in base management fees was largely driven by RevPAR declines associated with weaker demand. The $3 million decrease in incentive management fees was largely due to lower property-level revenue and margins in the third quarter of 2009 compared to the third quarter of 2008, a result of weak demand, partially offset by property-level cost controls.

The $2 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected lower results at one property driven by weak demand in the third quarter of 2009.

Cost reimbursements revenue and expenses associated with our Luxury segment properties totaled $242 million in the third quarter of 2009, compared to $294 million in the third quarter of 2008.

Thirty-six Weeks. Compared to the year-ago period, RevPAR for comparable company-operated luxury properties decreased by 26.2 percent to $175.41, occupancy decreased by 10.3 percentage points to 59.4 percent, and average daily rates decreased by 13.3 percent to $295.13. Luxury Lodging has been particularly hurt by weak demand associated with the financial services industry and other corporate group business.

The $66 million decrease in segment results, compared to the first three quarters of 2008, reflected a $30 million decrease in joint venture equity earnings, $14 million of lower owned, leased, and other revenue net of direct expenses, a $13 million decrease in base management fees, a $6 million decrease in incentive management fees, and $3 million of increased general, administrative, and other expenses.

The $30 million decrease in joint venture equity earnings reflected a $30 million impairment charge in the first quarter of 2009 associated with a joint venture investment that we determined to be fully impaired (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information).

The $14 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected $7 million of lower results at three properties driven by weak demand and the resulting RevPAR declines in 2009 and $5 million of lower residential branding fees.

The $13 million decrease in base management fees was largely driven by RevPAR declines associated with weaker demand. The $6 million decrease in incentive management fees was largely due to lower property-level revenue and margins in the 2009 period compared to the 2008 period, a result of weak demand, partially offset by property-level cost controls.

The $3 million increase in general, administrative, and other expenses in the first three quarters of 2009 reflected $4 million in bad debt expense related to an accounts receivable balance we deemed to be uncollectible, partially offset by $2 million in cost reductions related to our cost containment efforts.

Cost reimbursements revenue and expenses associated with our Luxury segment properties totaled $792 million for the first three quarters of 2009, compared to $933 million for the first three quarters of 2008.

Timeshare includes Marriott Vacation Club, The Ritz-Carlton Destination Club and Residences, and Grand Residences by Marriott.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008	Change 2009/2008	September 11, 2009	September 5, 2008	Change 2009/2008
Segment Revenues
Segment revenues	$330	$463	-29%	$962	$1,326	-27%

Segment Results
Base fee revenue	$11	$12		$32	$35
Timeshare sales and services, net	16	47		9	137
Timeshare strategy-impairment charges	(614)	—		(614)	—
Joint venture equity (losses) earnings	(4)	2		(6)	9
Gains and other income	1	—		1	—
Net losses attributable to noncontrolling interests	4	15		11	21
Restructuring costs	(7)	—		(38)	—
General, administrative, and other expense	(17)	(27)		(57)	(79)
Timeshare strategy-impairment charges (non-operating)	(71)	—		(71)	—

Segment results	$(681)	$49	-1,490%	$(733)	$123	-696%

Sales and Services Revenue
Development	$138	$265		$441	$722
Services	82	81		232	244
Financing	27	31		54	107
Other revenue	7	7		19	25

Sales and services revenue	$254	$384	-34%	$746	$1,098	-32%

Contract Sales
Timeshare	$164	$283		$502	$859
Fractional	7	18		25	34
Residential	2	(6)		(1)	33

Total company	173	295		526	926

Timeshare	—	—		—	—
Fractional	(4)	6		(9)	17
Residential	(17)	5		(27)	30

Total joint venture	(21)	11		(36)	47

Total Timeshare segment contract sales	$152	$306	-50%	$490	$973	-50%

Twelve Weeks. Timeshare segment contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential ownership products before the adjustment of percentage-of-completion accounting. Timeshare segment contract sales decreased by $154 million (50 percent) compared to the third quarter of 2008 to $152 million from $306 million. The decrease in Timeshare segment contract sales in the third quarter of 2009, compared to the year-ago quarter, reflected a $119 million decrease in timeshare contract sales, a $21 million decrease in fractional contract sales, and a $14 million decrease in residential contract sales. Sales of timeshare intervals decreased significantly as a result of weak demand, and we recorded cancellation allowances of $24 million in anticipation that a portion of contract revenue previously recorded under the percentage-of-completion method for certain residential and fractional projects will not be realized due to contract cancellations prior to closing (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information). Various sales promotions, including pricing adjustments, during the 2009 third quarter partially offset the impact of weak demand.

The $133 million decrease in Timeshare segment revenues to $330 million from $463 million primarily reflected a $130 million decrease in Timeshare sales and services revenue. The decrease in Timeshare sales and services revenue, compared to the year-ago quarter, primarily reflected lower revenue for timeshare intervals, and to a lesser extent residential projects and the Asia points program and unfavorable reportability due to projects that became reportable in the 2008 third quarter. Partially offsetting the decrease was higher revenue from projects that started sales or became reportable subsequent to the 2008 third quarter. Timeshare segment revenues for the third quarters of 2009 and 2008 included $11 million and $13 million, respectively, of interest income associated Timeshare segment notes receivable which was recorded in our Condensed Consolidated Statements of Income in the “Timeshare sales and services” revenue line.

Segment losses of $681 million in the third quarter of 2009 decreased by $730 million from segment income of $49 million in the third quarter of 2008, and reflected $685 million of impairments, $614 million of which were reported in the “Timeshare strategy-impairment charges” caption and $71 million of which were reported in the “Timeshare strategy-impairment charges (non-operating)” caption of our Consolidated Statements of Income (see the “Timeshare strategy-impairment charges” section for more information on the impairments), $31 million of lower Timeshare sales and services revenue net of direct expenses, a $11 million decrease in net losses attributable to noncontrolling interests, $7 million of restructuring costs, and $6 million in lower joint venture equity earnings, partially offset by $10 million of lower general, administrative, and other expenses.

The $31 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected $27 million of lower development revenue net of product, marketing and selling costs and $9 million of lower servicing revenue, net of servicing expenses, partially offset by $5 million of other revenue, net of expenses. Lower development revenue net of product, marketing and selling costs primarily reflected lower revenue, net of product, marketing, and selling costs for timeshare intervals, partially offset by favorable reportability for several projects that started sales or reached revenue recognition reportability thresholds subsequent to the third quarter of 2008 and a favorable variance from a $22 million pretax charge ($10 million net of noncontrolling interest benefit) recorded in the 2008 third quarter related to the impairment of a fractional and whole ownership real estate project held for development by a joint venture that we consolidate. The decrease in revenue associated with our Asia points program was almost entirely offset by lower costs associated with the program. The $9 million decrease in servicing revenue, net of servicing costs, primarily reflected higher rental expenses.

Restructuring costs totaling $7 million reflected $5 million in facilities exit costs and $2 million in severance costs as a result of restructuring initiatives continued in the third quarter of 2009 (see the “Restructuring Costs and Other Charges” section for additional information).

The $10 million decrease in general, administrative, and other expenses reflected $7 million of cost savings generated from the restructuring efforts initiated in 2008, which resulted in the elimination of certain positions and other cost reductions and a $4 million favorable variance due to development cancellations in the prior year quarter.

Joint venture equity earnings decreased by $6 million and primarily reflected decreased earnings from a joint venture, attributable to weak demand in 2009 for a residential project, and $1 million of contract cancellation allowances recorded at one joint venture in the third quarter of 2009 (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information).

The $11 million decrease in net losses attributable to noncontrolling interests primarily related to a $12 million noncontrolling interest benefit recorded in the 2008 third quarter related to an impairment of a joint venture we consolidate.

Cost reimbursements revenue and expenses associated with Timeshare segment properties totaled $65 million in the 2009 third quarter and $67 million in the 2008 third quarter.

Thirty-six Weeks. Timeshare segment contract sales decreased by $483 million (50 percent) compared to the first three quarters of 2008 to $490 million from $973 million. The decrease in Timeshare segment contract sales in the first three quarters of 2009, compared to the year-ago period, reflected a $357 million decrease in timeshare contract sales, a $91 million decrease in residential contract sales, and a $35 million decrease in fractional contract sales. Sales of fractional and residential units and timeshare intervals decreased significantly as a result of weak demand, as well as cancellation allowances of $55 million we recorded in anticipation that a portion of contract revenue previously recorded under the percentage-of-completion method for certain residential and fractional projects will not be realized due to contract cancellations prior to closing (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information).

The $364 million decrease in Timeshare segment revenues to $962 million from $1,326 million primarily reflected a $352 million decrease in Timeshare sales and services revenue and a $9 million decrease in cost reimbursements revenue. The decrease in Timeshare sales and services revenue, compared to the year-ago quarter, primarily reflected lower demand for timeshare intervals and to a lesser extent, residential products and the Asia points program, as well as lower revenue from projects with limited available inventory in the first three quarters of 2009, lower financing revenue, and lower services revenue. Partially offsetting the decrease was higher revenue from projects that became reportable subsequent to the 2008 third quarter. Timeshare segment revenues for the first three quarters of 2009 and the first three quarters of 2008 included $34 million and $42 million, respectively, of interest income and note sale losses of $1 million for the first three quarters of 2009 versus note sale gains of $28 million for the first three quarters of 2008.

Segment losses of $733 million in the first three quarters of 2009 increased by $856 million from $123 million of segment income in the first three quarters of 2008, and reflected $685 million of impairments, $614 million of which were reported in the “Timeshare strategy –impairment charges” caption and $71 million of which were reported in the “Timeshare strategy –impairment charges (non-operating)” caption of our Consolidated Statements of Income (see “Timeshare strategy-impairment charges” section for more information on the impairments), $128 million of lower Timeshare sales and services revenue net of direct expenses, $38 million of restructuring costs, $15 million in lower joint venture equity earnings, and a $10 million decrease in net losses attributable to noncontrolling interests, partially offset by $22 million of lower general, administrative, and other expenses.

The $128 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected $74 million of lower development revenue net of product costs and marketing and selling costs, $42 million of lower financing revenue net of financing expenses, and $15 million of lower services revenue net of expenses. Lower development revenue net of product, marketing and selling costs primarily reflected lower revenue for timeshare intervals and to a lesser extent, lower revenue net of costs for our Asia points program, an $8 million charge related to an issue with a state tax authority, and a net $3 million impact from contract cancellation allowances (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information), partially offset by favorable reportability for several projects that reached revenue recognition reportability thresholds subsequent to the third quarter of 2008 and a favorable variance from a $22 million pretax charge ($10 million net of noncontrolling interest benefit) recorded in the 2008 third quarter as noted in the “Twelve Weeks” discussion.

The $42 million decrease in financing revenue, net of financing costs, primarily reflected a $30 million decrease in note sale gains, as gains in the 2008 period totaled $28 million, while losses in the 2009 period totaled $1 million, a $22 million charge in the first three quarters of 2009 related to the reduction in the valuation of residual interests and $8 million of lower interest income due to the earlier timing of the note sale in the current year as compared with the prior year as well as lower note origination volumes in the current year, and $5 million of increased other revenue, net of expenses, partially offset by $13 million of increased residual interest accretion reflecting incremental accretion from the second quarter 2008 and first quarter 2009 note sales. The $22 million charge for the reduction in the value of residual interests consisted of a $19 million unfavorable impact related to seven previously securitized pools reaching performance triggers as a result of increased defaults in the first two quarters of 2009, partially offset by a $3 million benefit for the release of three of the seven performance triggers in the 2009 third quarter due to improved loan performance, and a $6 million net unfavorable impact from changes in assumptions related to discount, default and prepayment rates used in our estimate of the fair market value (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information).

The $15 million decrease in services revenue net of expenses was driven by lower rental revenue due to the weak demand and increased rental expenses.

Restructuring costs totaling $38 million reflected $27 million in facilities exit costs, $10 million in severance costs, and $1 million in development cancellations as a result of restructuring initiatives continued through the first three quarters of 2009 (see the “Restructuring Costs and Other Charges” section for additional information).

The $22 million decrease in general, administrative, and other expenses reflected $27 million in cost savings primarily generated from the restructuring efforts initiated in 2008, which resulted in the elimination of certain positions and other cost reductions and a $4 million favorable variance due to development cancellations in the prior year, partially offset by a $7 million write-off of capitalized software development costs related to a project for which we have decided not to pursue further development.

Joint venture equity earnings decreased by $15 million and primarily reflected decreased earnings from a joint venture, attributable to weak demand in the first three quarters of 2009 for a residential project, and $3 million of contract cancellation allowances recorded at one joint venture in the first three quarters of 2009 (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information on the write-off of capitalized software costs and contract cancellation allowances).

The $10 million decrease in net losses attributable to noncontrolling interests primarily related to a $12 million noncontrolling interest benefit recorded in the 2008 third quarter related to an impairment of a joint venture we consolidate.

Cost reimbursements revenue and expenses associated with Timeshare segment properties totaled $184 million in the first three quarters of 2009, compared to $193 million in the first three quarters of 2008.

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

During the first three quarters of 2009, we granted 0.8 million restricted stock units and 0.5 million Employee SARs, 5,600 Non-employee SARs, and 32,000 deferred stock units. See Footnote No. 5, “Share-Based Compensation,” earlier in this report for additional information.

NEW ACCOUNTING STANDARDS

See Footnote No. 2, “New Accounting Standards,” for information related to the adoption of new accounting standards in the first three quarters of 2009, none of which had a material impact on our financial statements. For the future adoption and impact on our financial statements of recently issued accounting standards, FAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140,” and FAS No. 167, “Amendments to FASB Interpretation No. 46(R),” also see Footnote No. 2.

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

Our Credit Facility provides for $2.4 billion of aggregate effective borrowings and letters of credit, expires on May 14, 2012, and has supported our commercial paper program. Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus a fixed spread based on the credit ratings for our public debt. Additionally, we pay quarterly fees on the Credit Facility at a rate based on our public debt rating. For additional information on our Credit Facility, including participating financial institutions, see Exhibit 10, “Amended and Restated Credit Agreement,” to our Current Report on Form 8-K filed with the SEC on May 16, 2007.

The Credit Facility contains certain covenants, including a single financial covenant that limits the Company’s maximum leverage (consisting of Adjusted Total Debt to Consolidated EBITDA, each as defined in the Credit Facility) to not more than 4 to 1. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility and public debt instruments, including the leverage covenant under the Credit Facility, and do not expect the covenants to restrict our ability to meet our anticipated borrowing and guarantee levels or increase those levels should we need to do so in the future.

We believe the Credit Facility, together with cash we expect to generate from operations, remains adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements.

At September 11, 2009, our available borrowing capacity amounted to $1.706 billion and reflected borrowing capacity of $1.576 billion under our Credit Facility and our cash balance of $130 million. Borrowing capacity under our Credit Facility of $1.576 billion was calculated as $2.404 billion of allowable effective aggregate borrowings under our Credit Facility, less letters of credit outstanding totaling $118 million, and less Credit Facility borrowings outstanding of $710 million. We anticipate that this available capacity is adequate to fund our liquidity needs as noted earlier in this section. In addition, as noted earlier in this section, we continue to have ample flexibility under the Credit Facility’s covenants, and accordingly expect undrawn bank commitments under the Credit Facility to remain available to us even if business conditions are considerably worse than we currently anticipate.

Until the 2008 fourth quarter, we regularly issued short-term commercial paper primarily in the United States and, to a much lesser extent, in Europe. Disruptions in the financial markets beginning in September 2008 significantly reduced liquidity in the commercial paper market. Accordingly, in the fourth quarter of 2008 we suspended issuing commercial paper and used funds borrowed under the Credit Facility to repay all of our previously issued commercial paper as it matured. Our Standard and Poor’s commercial paper rating at the end of the 2009 third quarter was A3. Because the market for A3 commercial paper is currently very limited, it would be very difficult to rely on the use of this market as a meaningful source of liquidity, and we do not anticipate issuing commercial paper under these circumstances.

We classified outstanding commercial paper as long-term debt based on our ability and intent to refinance it on a long-term basis. We reserved unused capacity under our Credit Facility to repay outstanding commercial paper borrowings in the event that the commercial paper market was not available to us for any reason when outstanding borrowings matured. Given our borrowing capacity under the Credit Facility, fluctuations in the commercial paper market or the costs at which we can issue commercial paper have not affected our liquidity, and we do not expect them to do so in the future.

In 2009, the three major credit rating agencies reduced our long-term debt ratings to their lowest investment grade level. Although the agencies’ published outlooks indicate that they do not currently plan to reduce our debt ratings to below investment grade, we cannot assure you that our ratings will remain at their current levels. Any further downgrades of our long-term debt ratings by Standard & Poor’s, Moody’s Investor Service, Fitch Ratings, or other similar rating agencies could increase our cost of capital, limit our access to the capital markets, or permit access only on terms that are more restrictive than those of our outstanding debt.

Subsequent to the 2009 third quarter, on September 15, 2009, we made a $79 million cash payment of principal and interest to retire, at maturity, all of our then outstanding Series C Senior Notes. We do not have any further public debt maturities until June 15, 2012.

Cash and equivalents totaled $130 million at September 11, 2009, a decrease of $4 million from year-end 2008, reflecting activity for the thirty-six weeks ended September 11, 2009, as follows: debt repayments and repurchases ($418 million); capital expenditures ($112 million); dividend payments ($63 million); loan advances net of collections ($35 million); equity and cost method investments ($27 million); and contract acquisition costs ($26 million). Partially offsetting these outflows were cash inflows associated with the following: operating cash inflows ($597 million); other cash inflows ($69 million); common stock issuances ($10 million); and dispositions ($1 million).

Timeshare Cash Flows

In response to significantly lower demand for our timeshare products, we correspondingly reduced our projected investment in new development. See the “Timeshare Strategy-Impairment Charges” caption in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section for additional information. While our Timeshare segment has historically generated positive operating cash flow, year-to-year cash flow has varied based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We include timeshare reportable sales we finance in cash from operations when we collect cash payments or the notes are sold for cash. The following table shows the net operating activity from our Timeshare segment (which does not include the portion of income from continuing operations from our Timeshare segment). It reflects note sale proceeds of $181 million and note sale losses of $1 million related to our sale of Timeshare notes receivable in the first quarter of 2009 and note sale proceeds of $237 million and note sale gains of $28 million mainly related to our sale of Timeshare notes receivable in the second quarter of 2008. Additionally, as discussed in more detail earlier in this report in the “Timeshare Residual Interests Valuation” caption in the Restructuring Costs and Other Charges section, seven previously securitized note pools reached performance triggers in 2009 as a result of increased defaults. As of the end of the 2009 third quarter, loan performance had improved sufficiently in three of these pools to cure the performance triggers. We expect that as compared to full year 2008, our cash inflows will be reduced by approximately $18 million as a result of the performance triggers.

	Thirty-Six Weeks Ended
($ in millions)	September 11, 2009	September 5, 2008
Timeshare segment development in excess of cost of sales	$(29)	$(212)
New Timeshare segment mortgages, net of collections	(90)	(401)
Note repurchases	(58)	(37)
Financially reportable sales (in excess of) less than closed sales	2	68
Note sale losses (gains)	1	(28)
Note sale proceeds	181	237
Collection on retained interests in notes sold and servicing fees	59	74
Other cash (outflows)/inflows	(12)	26

Net cash inflows (outflows) from Timeshare segment activity	$54	$(273)

We estimate that, for the 20-year period from 2009 through 2028, the cost of completing improvements and currently planned amenities for our owned timeshare properties will be approximately $2.9 billion. See the “Restructuring Costs and Other Charges” caption earlier in this section for information about the weak demand environment.

Asset Securitizations

See the discussion under the “Future Adoption of Accounting Standards” caption regarding the expected impact in 2010 on asset securitizations as a result of the adoption of FAS Nos. 166 and 167.

At the end of the third quarter of 2009, $1,168 million of principal due from timeshare interval and fractional owners remained outstanding in 13 special purpose entities formed in connection with our timeshare note sales. Delinquencies of more than 90 days amounted to $16 million. The impact to us from delinquencies, and our maximum exposure to loss as a result of our involvement with these special purpose entities, is limited to our residual interests, which we value based on a discounted cash flow model, as discussed in Footnote No. 6, “Fair Value Measurements.” Please see the “Timeshare Residual Interests Valuation” caption within the “Restructuring Costs and Other Charges” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for additional information on the risks associated with our residual interests. Under the terms of our timeshare note sales, we have the right, at our option, to repurchase defaulted mortgage notes at par. The transaction documents typically limit such repurchases to ten percent of the transaction’s initial mortgage balance, but during the third quarter investors in two of our outstanding note sale transactions agreed to increase the applicable limit to 15 percent. In cases where we have chosen to exercise this repurchase right, we have been able to resell the timeshare units underlying the defaulted loans without incurring material losses although we may not be able to do so in the future.

Cash flows between us and third-party purchasers during the thirty-six weeks ended September 11, 2009, and September 5, 2008, were as follows: net proceeds to us from new timeshare note sales of $181 million and $237 million, respectively; voluntary repurchases by us of defaulted notes (over 150 days overdue) of $58 million and $37 million, respectively; servicing fees received by us of $5 million and $5 million, respectively; and cash flows received from our retained interests of $54 million and $69 million, respectively.

We earned contractually specified servicing fees for the twelve weeks ended September 11, 2009, and September 5, 2008, totaling $2 million and $2 million, respectively, which we reflected within the changes in fair value to the servicing assets. Contractually specified late and ancillary fees earned for the twelve weeks ended September 11, 2009, and September 5, 2008, totaled $2 million for both periods. We reflect servicing fees and late and ancillary fees within the “Timeshare sales and services” line item on our Condensed Consolidated Statements of Income.

We earned contractually specified servicing fees for the thirty-six weeks ended September 11, 2009, and September 5, 2008, totaling $5 million and $5 million, respectively, which we reflected within the changes in fair value to the servicing assets. Contractually specified late and ancillary fees earned for the thirty-six weeks ended September 11, 2009, and September 5, 2008, totaled $5 million for each period.

In March 2009, prior to the end of our first quarter, we completed a private placement of approximately $205 million of floating-rate Timeshare Loan Backed Notes with a bank-administered commercial paper conduit. We contributed approximately $284 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional ownership products to a newly formed special purpose entity. On the same day, the special purpose entity issued approximately $205 million of the entity’s notes. In connection with the private placement of notes receivable, we received proceeds of approximately $181 million, net of costs, and retained $94 million of residual interests in the special purpose entity, which included $81 million of notes we effectively owned after the transfer and $13 million related to the servicing assets and interest only strip. We measured all residual interests at fair market value on the date of the transfer. The notes effectively owned after the transfer require accounting treatment as notes receivable and are carried at the basis established at the date of transfer unless we deem them non-recoverable in the future. If that were to occur, we would record a valuation allowance.

As of September 11, 2009, the value of the notes that we effectively owned from the 2009 note sales was approximately $82 million, which we classified as “Other assets” in our Condensed Consolidated Balance Sheets. During the thirty-six weeks ended September 11, 2009, we recorded approximately $6 million of interest income associated with these notes, $3 million of which we recognized during the third quarter.

We used the following key assumptions in measuring the fair value of the residual interests, including servicing assets, in our 13 outstanding Timeshare note sales as of September 11, 2009: an average discount rate of 17.07 percent; an average expected annual prepayment rate, including defaults, of 15.56 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 57 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 37 months. Our key assumptions are based on our experience with Timeshare segment notes receivable that we originate.

Less favorable conditions in the asset securitization markets have significantly reduced our gain from Timeshare segment note sales during the past two years to a loss in the first quarter of 2009, as the trusts that purchased our mortgage notes have had to issue debt at higher relative interest rates and lower overall amounts in proportion to the amounts of mortgage notes purchased. As a result, in the second quarter 2008 and the first quarter 2009 transactions, we retained larger residual interests in the applicable trusts than we had in prior transactions. In the first quarter 2009 note sale, the bank administered conduit that purchased our AAA mortgage notes provided $205 million in funding, in which the floating rate was swapped into a fixed rate of 9.87 percent, compared to the following rates for the AAA notes issued by the trusts in the following note sales (after taking into account the impact of the corresponding swaps): 7.19 percent in the 2008 second quarter notes sale, 5.91 percent in the 2007 fourth quarter note sale, and 5.54 percent in the 2007 second quarter note sale. In addition, while the trusts in the fourth quarter of 2007 and second quarter of 2007 securitizations each also issued 15.5 percent of the total principal amount of their asset backed notes at less than AAA ratings, we concluded that the market for lower rated notes during both the second quarter of 2008 and the first quarter of 2009 was insufficient to permit issuance of AA, A, and BBB+ rated notes at attractive spreads. Accordingly, we decided to retain larger residual interests, or principal-only strips, in the associated trusts for each transaction.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K, other than those resulting from changes in the amount of outstanding debt and purchase commitments as described in the following two paragraphs.

As of the end of the 2009 third quarter, debt had decreased by $435 million to $2,660 million compared to $3,095 million at year-end 2008, and reflected the repurchase of $119 million in book value ($122 million in principal amount) of Senior Notes across multiple series, a decrease in other debt of $60 million, and a $259 million decrease in borrowings under our Credit Facility, partially offset by other debt increases of $3 million. At the end of the 2009 third quarter, future debt payments plus interest totaled $3,269 million and are due as follows: $130 million in 2009; $161 million in 2010; $111 million in 2011; $1,159 million in 2012; $480 million in 2013; and $1,228 million thereafter.

We have two commitments aggregating to $139 million to purchase units upon completion of construction for use in our Asia Pacific points and the Ritz-Carlton Destination Club programs. We have already made deposits totaling $21 million in conjunction with these commitments and expect to make the remaining payments of $118 million in 2010.

Share Repurchases

We did not purchase any shares of our Class A Common Stock during the thirty-six weeks ended September 11, 2009, and do not expect to repurchase shares during the remainder of 2009.

Dividends

On May 1, 2009, the Board of Directors declared the issuance of a stock dividend of a 0.00369 share of common stock for each outstanding share of common stock of the Company, payable on July 30, 2009, to shareholders of record on June 25, 2009. On August 6, 2009, the Board of Directors declared the issuance of a stock dividend of a 0.00379 share of common stock for each outstanding share of common stock of the Company, payable on September 3, 2009, to shareholders of record on August 20, 2009. As a result, we retroactively adjusted shares outstanding using a factor of 0.00360 for the 2009 second quarter stock dividend and 0.00370 for the 2009 third quarter stock dividend, adjusted downward to reflect cash that was paid in lieu of fractional shares to shareholders as of the dates of record, for all periods presented to reflect 2.6 million of additional shares that were issued in the 2009 third quarter.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to the range of operating risks common to the hotel, timeshare, and corporate apartment industries. The profitability of the hotels, vacation timeshare resorts, and corporate apartments that we operate or franchise may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms, timeshare interval, fractional ownership, and residential products, and apartments;

(2)	pricing strategies of competitors;

(3)	international, national, and regional economic and geopolitical conditions;

(4)	the impact of war, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats;

(5)	the desirability of particular locations and changes in travel patterns;

(6)	travelers’ fears of exposure to contagious diseases, such as H1N1 Flu, Avian Flu and Severe Acute Respiratory Syndrome (“SARS”);

(7)	the occurrence of natural disasters, such as earthquakes, tsunamis, and hurricanes;

(8)	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures, and costs;

(9)	the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, franchising, timeshare, lending, privacy, marketing and sales, licensing, labor, employment, immigration and environmental laws, and regulations applicable under the U.S. Department of the Treasury’s Office of Foreign Asset Control and the Foreign Corrupt Practices Act;

(10)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

(11)	regional and national development of competing properties;

(12)	increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business or the cost of travel for our customers, including recent increases in energy costs and any resulting increase in travel costs or decrease in airline capacity;

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

Current general economic conditions and the slowdown in the lodging and timeshare industries will continue to impact our financial results and growth. The present weak economic conditions in the United States, Europe and much of the rest of the world and the uncertainty over the duration of that weakness and the prospects for recovery will continue to have a negative impact on the lodging and timeshare industries. As a result of current economic conditions, we are experiencing reduced demand for our hotel rooms and timeshare products. Accordingly, our financial results have been impacted by the economic slowdown, and we expect that our future financial results and growth will be further harmed until a meaningful recovery is well underway.

Operational Risks

Our lodging operations are subject to international, national, and regional conditions. Because we conduct our business on a national and international platform, our activities are susceptible to changes in the performance of regional and global economies. In recent years, our business has been hurt by decreases in travel resulting from recent economic conditions, the military action in Iraq, and the heightened travel security measures that have resulted from the threat of further terrorism. Our future economic performance is similarly subject to the economic environment in the United States and other regions, which has become increasingly uncertain with recent failures and near failures of a number of large financial service companies, the current worldwide economic weakness, the resulting unknown pace of business travel, and the occurrence of any future incidents in the countries where we operate.

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

Unresolved disputes with the owners of the hotels that we manage or franchise may result in litigation. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and will from time to time give rise to disagreements. Such disagreements may be more likely as hotel returns are depressed as a result of current economic conditions. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners but are not always able to do so. Failure to resolve such disagreements has resulted in litigation, and could do so in the future.

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

Development and Financing Risks

While we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and improve hotels and to develop timeshare properties, and we or our hotel owners may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and improvement of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. Ongoing instability in the financial markets following the 2008 worldwide financial crisis and the contraction of available liquidity and leverage have impaired the capital markets for hotel and real estate investments. As a result, many current and prospective hotel owners are finding hotel financing on commercially viable terms to be difficult or impossible to obtain. In addition, the bankruptcy of Lehman Brothers and the financial condition of other lenders have prevented some projects that are in construction or development, including a few in which the Company has noncontrolling equity investments, from drawing on existing financing commitments, and replacement financing may not be available or may only be available on less favorable terms. Delays, increased costs, and other impediments to restructuring such projects will reduce our ability to realize fees, recover loans and guarantee advances, or realize equity investments from such projects. Our ability to recover loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to recycle and raise new capital. In addition, any further downgrade of our credit ratings by Standard & Poor’s, Moody’s Investor Service, Fitch Ratings, or other rating agencies could reduce our availability of capital or increase our cost of capital.

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

Our development activities expose us to project cost, completion, and resale risks. We develop new hotel, timeshare interval, fractional ownership, and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. As demonstrated by the third quarter 2009 impairment charges associated with our Timeshare business, our ongoing involvement in the development of properties presents a number of risks, including that: (1) continued weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop could become less attractive due to further decreases in demand for residential, fractional or interval ownership, increases in mortgage rates and/or decreases in mortgage availability, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in further charges; (3) construction delays, cost overruns, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for these projects that are not pursued to completion.

Development activities that involve our co-investment with third parties may result in disputes that could increase project costs, impair project operations, or increase project completion risks. Partnerships, joint ventures, and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. Although we actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, actions by another investor may present additional risks of project delay, increased project costs, or operational difficulties following project completion. Such disputes may also be more likely in the current difficult business environment.

Other Risks Associated with Timeshare and Residential Properties

Disruption in the credit markets will likely continue to impair our ability to sell the loans that our Timeshare business generates. Our Timeshare business provides financing to purchasers of our timeshare and fractional properties, and we periodically sell interests in those loans in the securities markets. Earlier in the year, disruption in the credit markets impaired the timing and volume of the timeshare loans that we sell, as well as the financial terms of such sales. Deteriorating market conditions resulted in the delay of a planned fourth quarter 2008 sale to the 2009 first quarter with terms that were less favorable to us than they were historically and higher sales costs to us than we had originally anticipated. Deterioration in financial market conditions could delay our planned fourth quarter 2009 or future sales, sharply increase their cost to us, or prevent us from selling our timeshare notes entirely. Delays in note sales or increases in sale costs could reduce or postpone future gains, result in losses on such sales, cause us to reduce spending in order to maintain our leverage and return targets, and could also result in increased borrowing to provide capital to replace proceeds from such sales.

Risks associated with development and sale of residential properties that are associated with our lodging and timeshare properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, through noncontrolling interests and/or licensing fees, in the development and sale of residential properties associated with our brands, including luxury residences, and condominiums under our Ritz-Carlton and Marriott brands. Such projects pose additional risks beyond those generally associated with our lodging and timeshare businesses, which may reduce our profits or compromise our brand equity, including the following:

•

Recent decreases in residential real estate, vacation home prices, and demand generally will continue to reduce our profits and could result in losses on residential sales, increase our carrying costs due to a slower pace of sales than we anticipated, and could make it more difficult to convince future hotel development partners of the value added by our brands;

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3(i)	Restated Certificate of Incorporation of the Company.	Exhibit No. 3(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3(ii)	Amended and Restated Bylaws.	Exhibit No. 3(i) to our Form 8-K filed November 12, 2008 (File No. 001-13881).

10	Marriott International, Inc. Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2009.	Exhibit No. 99 to our Form 8-K filed August 6, 2009 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the twelve weeks and thirty-six weeks ended September 11, 2009, and September 5, 2008, respectively; (ii) the Condensed Consolidated Balance Sheets at September 11, 2009, and January 2, 2009; and (iii) the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 11, 2009, and September 5, 2008, respectively. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.

9th day of October, 2009

/s/ William J. Shaw
William J. Shaw
Director and Vice Chairman

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President and Chief Financial Officer