Form 10-K
period 2010-01-01
MARRIOTT INTERNATIONAL INC /MD/
filed 2010-02-12
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended January 1, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

  For the transition period from              to

Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (301) 380-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value (358,522,350 shares outstanding as of January 29, 2010)	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates at June 19, 2009, was $5,960,238,420

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2010 Annual Meeting of Shareholders are incorporated by reference into

Part III of this report.

MARRIOTT INTERNATIONAL, INC.

FORM 10-K TABLE OF CONTENTS

FISCAL YEAR ENDED JANUARY 1, 2010

Throughout this report, we refer to Marriott International, Inc., together with its subsidiaries, as “we,” “us,” or “the Company.” Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown in the table below, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-End Date	Fiscal Year	Fiscal Year-End Date
2009	January 1, 2010	2004	December 31, 2004
2008	January 2, 2009	2003	January 2, 2004
2007	December 28, 2007	2002	January 3, 2003
2006	December 29, 2006	2001	December 28, 2001
2005	December 30, 2005	2000	December 29, 2000

PART I

Item 1.	Business.

We are a worldwide operator and franchisor of hotels and related lodging facilities. We were organized as a corporation in Delaware in 1997 and became a public company in 1998 when we were “spun off” as a separate entity by the company formerly named “Marriott International, Inc.” Our operations are grouped into the following five business segments:

Segment	Percentage of 2009 Total Revenues
North American Full-Service Lodging Segment	44%
North American Limited-Service Lodging Segment	18%
International Lodging Segment	11%
Luxury Lodging Segment	13%
Timeshare Segment	13%
Other unallocated corporate	1%

Prior to November 3, 2007, our operations also included our synthetic fuel business, which we now classify as discontinued operations.

We develop, operate, and franchise hotels and corporate housing properties under numerous separate brand names, and we develop, operate, and market timeshare, fractional ownership, and residential properties under four separate brand names. We also provide services to home/condominium owner associations for projects associated with several of our brands.

Financial information by segment and geographic area for the 2009, 2008, and 2007 fiscal years appears in Footnote No. 19, “Business Segments,” of the Notes to our Consolidated Financial Statements included in this annual report.

Lodging

We operate or franchise 3,420 lodging properties worldwide, with 595,461 rooms as of year-end 2009 inclusive of 30 home and condominium products (3,034 units) for which we manage the related owners’ associations. In addition, we provided 2,072 furnished corporate housing rental units, which are not included in the totals. We believe that our portfolio of lodging brands is the broadest of any company in the world and that we are the leader in the quality tier of the vacation timesharing business. Consistent with our focus on management and franchising, we own very few of our lodging properties. We manage and franchise lodging properties employing the following brands:

North American Full-Service Lodging Segment	International Lodging Segment
• Marriott® Hotels & Resorts	• Marriott® Hotels & Resorts
• JW Marriott®	• JW Marriott®
• Renaissance® Hotels	• Renaissance® Hotels
• Renaissance ClubSport®	• Courtyard by Marriott®
• Fairfield Inn & Suites by Marriott®
North American Limited-Service Lodging Segment	• Residence Inn by Marriott®
• Courtyard by Marriott® (“Courtyard”)	• Marriott Executive Apartments®
• Fairfield Inn & Suites by Marriott® (“Fairfield Inn & Suites”)
• SpringHill Suites by Marriott ® (“SpringHill Suites”)	Timeshare Segment
• Residence Inn by Marriott® (“Residence Inn”)	• Marriott Vacation Club ®
• TownePlace Suites by Marriott® (“TownePlace Suites”) • Marriott ExecuStay®	• The Ritz-Carlton Destination Club® • The Ritz-Carlton Residences®
• Grand Residences by Marriott®
Luxury Lodging Segment
• The Ritz-Carlton®
• Bulgari Hotels & Resorts®
• EDITIONSM *

*	At year-end 2009, no EDITION properties were yet open.

Additionally, as discussed in greater detail under the “New Lodging Products” caption, in November 2009 we announced the launch of the Autograph Collection SM, a new brand within the company’s global portfolio that will be comprised of upper-upscale and luxury, independent hotels with distinctive personalities, located in major cities and desired destinations worldwide. At year-end 2009, no Autograph Collection properties were yet open.

The North American Full-Service segment and the North American Limited-Service segment include properties located in the continental United States and Canada. The Luxury segment includes worldwide properties. The International segment includes full-service and limited-service properties located outside the continental United States and Canada. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include Marriott Conference Centers and JW Marriott, references to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn®.

Company-Operated Lodging Properties

At year-end 2009, we operated 1,098 properties (280,130 rooms) under long-term management agreements with property owners, 35 properties (9,277 rooms) under long-term lease agreements with property owners (management and lease agreements together, “the Operating Agreements”), and eight properties (1,785 rooms) as owned. The figures noted for properties operated under long-term management agreements include 30 home and condominium products (3,034 units) for which we manage the related owners’ associations.

Terms of our management agreements vary, but typically, we earn a management fee, which comprises a base management fee, which is a percentage of the revenues of the hotel and an incentive management fee, which is based on the profits of the hotel. Our management agreements also typically include reimbursement of costs of operations (both direct and indirect). Such agreements are generally for initial periods of 20 to 30 years, with options for us to renew for up to 50 or more additional years. Our lease agreements also vary, but may include fixed annual rentals plus additional rentals based on a percentage of annual revenues in excess of a fixed amount. Many of the Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Additionally, many of our Operating Agreements permit the owners to terminate the agreement if certain performance metrics are not met and financial returns fail to meet defined levels for a period of time and we have not cured such deficiencies.

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

Franchised Lodging Properties

We have franchising programs that permit the use of many of our lodging brand names and systems by other hotel owners and operators. Under these programs, we generally receive an initial application fee and continuing royalty fees, which typically range from 4 percent to 6 percent of room revenues for all brands, plus 2 percent to 3 percent of food and beverage revenues for certain full-service hotels. In addition, franchisees contribute to our national marketing and advertising programs and pay fees for use of our centralized reservation systems. At year-end 2009, we had 2,279 franchised properties (304,269 rooms).

Timeshare and Residential

We develop, operate, market, and sell timeshare interval, fractional ownership, and residential properties under four brand names and generate revenues from three primary sources: (1) selling fee simple and other forms of timeshare intervals and personal residences; (2) financing consumer purchases; and (3) operating the resorts. Many resorts are located adjacent to company-operated hotels, such as Marriott Hotels & Resorts and The Ritz-Carlton, and owners have access to certain hotel facilities during their vacation. Owners can trade their annual interval for intervals at other Marriott timesharing resorts or for intervals at certain timesharing resorts not otherwise sponsored by Marriott through a third-party exchange company. Owners can also trade their unused interval for points in the Marriott Rewards® frequent guest program, enabling them to stay at over 3,352 company-operated or franchised properties worldwide.

We also sell residential real estate in conjunction with luxury hotel development (Ritz-Carlton-Residential) and Timeshare segment projects (Ritz-Carlton Residences and Grand Residences by Marriott-Residential) and receive branding fees for sales of such branded residential real estate by others. Residences developed in conjunction with hotels are typically constructed and sold by hotel owners with limited amounts, if any, of our capital at risk. We typically open our Timeshare segment residential projects over time with limited inventory available at any one time. While the worldwide residential market is very large, the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make our residential properties distinctive.

Seasonality

In general, business at company-operated and franchised properties is relatively stable and includes only moderate seasonal fluctuations. Business at some resort properties may be seasonal depending on location.

Relationship with Major Customer

We operate a number of properties under long-term management agreements that are owned or leased by Host Hotels & Resorts, Inc. (“Host”). In addition, Host is a partner in several partnerships that own properties operated by us under long-term management agreements. See Footnote No. 25, “Relationship with Major Customer,” in the Notes to our Consolidated Financial Statements included in this annual report for more information.

Intellectual Property

We operate in a highly competitive industry and our brand names, trademarks, service marks, trade names and logos are very important to the sales and marketing of our properties and services. We believe that our brand names and other intellectual property have come to represent the highest standards of quality, caring, service and value to our customers and the traveling public. Accordingly, we register and protect our intellectual property where we deem appropriate and otherwise protect against its unauthorized use.

Summary of Properties by Brand

At year-end 2009, we operated or franchised the following properties by brand (excluding 2,072 corporate housing rental units):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels & Resorts	142	73,024	184	55,770
Marriott Conference Centers	11	3,243	—	—
JW Marriott	11	6,570	5	1,553
Renaissance Hotels	37	16,963	40	11,606
Renaissance ClubSport	—	—	2	349
The Ritz-Carlton	40	12,115	—	—
The Ritz-Carlton-Residential (1)	25	2,613	—	—
Courtyard	280	43,895	488	63,745
Fairfield Inn & Suites	3	1,055	617	54,567
SpringHill Suites	31	4,916	224	24,930
Residence Inn	139	19,598	452	51,397
TownePlace Suites	34	3,659	150	14,792
Marriott Vacation Club (2)	41	9,728	—	—
The Ritz-Carlton Destination Club (2)	7	339	—	—
The Ritz-Carlton Residences (1), (2)	3	222	—	—
Grand Residences by Marriott-Fractional (2)	1	199	—	—
Grand Residences by Marriott-Residential (1), (2)	2	91	—	—
Non-U.S. Locations
Marriott Hotels & Resorts	131	38,107	34	10,148
JW Marriott	26	10,030	1	310
Renaissance Hotels	50	17,351	14	4,313
The Ritz-Carlton	34	10,171	—	—
The Ritz-Carlton-Residential (1)	1	93	—	—
The Ritz-Carlton Serviced Apartments	3	474	—	—
Bulgari Hotels & Resorts	2	117	—	—
Marriott Executive Apartments	22	3,781	1	99
Courtyard	47	10,121	43	7,445
Fairfield Inn & Suites	—	—	9	1,109
SpringHill Suites	—	—	1	124
Residence Inn	3	405	14	2,012
Marriott Vacation Club (2)	11	2,126	—	—
The Ritz-Carlton Destination Club (2)	2	122	—	—
The Ritz-Carlton Residences (1), (2)	1	15	—	—
Grand Residences by Marriott-Fractional (2)	1	49	—	—

Total	1,141	291,192	2,279	304,269

(1)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.
(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

The following table provides additional detail, by brand, as of year-end 2009, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	52	29
The Ritz-Carlton Destination Club and Residences	9	8
Grand Residences by Marriott and Residences	4	4
Joint Ventures
The Ritz-Carlton Destination Club and Residences	4	4

Total	69	45

(1)	Includes products that are in active sales as well as those that are sold out. Residential products are included once they possess a certificate of occupancy.
(2)	Products in active sales may not be ready for occupancy.

Summary of Properties by Country

At year-end 2009, we operated or franchised properties in the following 68 countries and territories:

Country	Properties (1)	Rooms (1)
Americas
Argentina	1	318
Aruba	4	1,635
Bahamas	2	32
Brazil	4	1,115
Canada	57	12,026
Cayman Islands	3	753
Chile	2	485
Colombia	1	239
Costa Rica	5	1,094
Curaçao	2	484
Dominican Republic	2	445
Ecuador	2	401
El Salvador	1	133
Honduras	1	153
Jamaica	1	427
Mexico	18	4,541
Panama	2	543
Peru	1	300
Puerto Rico	6	1,731
Saint Kitts and Nevis	2	539
Suriname	1	140
Trinidad and Tobago	1	119
United States	2,969	476,939
U.S. Virgin Islands	4	919
Venezuela	2	476

Total Americas	3,094	505,987
United Kingdom and Ireland
Ireland	5	859
United Kingdom (England, Scotland, and Wales)	56	11,156

Total United Kingdom and Ireland	61	12,015

(1)	Includes Timeshare products that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

Country	Properties (1)	Rooms (1)
Middle East and Africa
Armenia	1	226
Bahrain	2	452
Egypt	7	3,412
Israel	1	342
Jordan	3	644
Kuwait	2	577
Qatar	3	910
Saudi Arabia	3	749
Turkey	6	1,739
United Arab Emirates	7	1,382

Total Middle East and Africa	35	10,433
Asia
China	47	18,859
Guam	1	357
India	9	2,335
Indonesia	8	1,723
Japan	10	3,151
Malaysia	7	3,019
Pakistan	2	506
Philippines	2	643
Singapore	2	1,001
South Korea	5	1,758
Thailand	19	4,437
Vietnam	2	874

Total Asia	114	38,663
Australia	8	2,353

Continental Europe
Austria	8	1,979
Belgium	5	878
Czech Republic	5	936
Denmark	1	401
France	13	3,012
Georgia	2	245
Germany	29	6,902
Greece	1	314
Hungary	2	472
Italy	8	1,813
Kazakhstan	3	465
Netherlands	3	942
Poland	2	758
Portugal	4	1,179
Romania	1	402
Russia	9	2,321
Spain	9	2,371
Switzerland	3	620

Total Europe	108	26,010

Total-All Countries and Territories	3,420	595,461

(1)	Includes Timeshare products that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

Descriptions of Our Brands

North American Full-Service Segment, North American Limited-Service Segment,

and International Segment Lodging Products

Marriott Hotels & Resorts is our global flagship brand, primarily serving business and leisure upper-upscale travelers and meeting groups. Marriott Hotels & Resorts properties are located in downtown, urban, and suburban areas, near airports, and at resort locations. Marriott Hotels & Resorts is a performance-inspired brand that caters to the achievement guest.

Typically, properties contain 300 to 700 well-appointed rooms, the Revive® bedding package, in-room high-speed Internet access, swimming pools, convention and banquet facilities, destination-driven restaurant and lounges, room service, concierge lounges, wireless Internet access in public places, and parking facilities. Eighteen properties have over 1,000 rooms. Many resort properties have additional recreational facilities, such as tennis courts, golf courses, additional restaurants and lounges, and many have spa facilities. New and renovated properties typically reflect the M.I.greatroomSM, a reinvented lobby featuring functional seating, state-of-the-art technology, and innovative food and beverage concepts in a stylish setting, as well as the new Marriott guest room, which features contemporary residential design, warm colors, rich woods and architectural detail, flat-screen high-definition televisions, “plug and play” technology, and bathrooms reflecting spa-like luxury. At year-end 2009, there were 545 Marriott Hotels & Resorts properties (198,755 rooms), excluding JW Marriott and Marriott Conference Centers.

At year-end 2009, there were 11 Marriott Conference Centers (3,243 rooms) throughout the United States. Some of the centers are used exclusively by employees of sponsoring organizations, while others are marketed to outside meeting groups and individuals. In addition to the features found in a typical Marriott full-service property, the centers typically include expanded meeting room space, banquet and dining facilities, and recreational facilities.

JW Marriott is a brand made up of a collection of beautiful properties and resorts that cater to accomplished, discerning travelers seeking an elegant environment with discreet personal service. At year-end 2009, there were 43 properties (18,463 rooms) primarily located in gateway cities and upscale locations throughout the world. JW Marriott offers anticipatory service and exceptional amenities, many with world-class golf and spa facilities. In addition to the features found in a typical Marriott full-service property, the facilities and amenities at JW Marriott properties normally include larger guest rooms, higher end décor and furnishings, upgraded in-room amenities, upgraded executive lounges, business centers and fitness centers, and 24-hour room service.

Marriott Hotels & Resorts, Marriott Conference Centers, and JW Marriott Geographic Distribution at Year-End 2009	Properties
United States (42 states and the District of Columbia)	353	(140,160 rooms	)

Non-U.S. (57 countries and territories)
Americas	44
Continental Europe	35
United Kingdom and Ireland	52
Asia	39
Middle East and Africa	17
Australia	5

Total Non-U.S.	192	(58,595 rooms	)

Renaissance Hotels is a distinctive, global, full-service lifestyle brand that targets business and leisure travelers seeking to expand their horizons and live life to the fullest.

Renaissance Hotels properties are generally located at downtown locations in major cities, in suburban office parks, near major gateway airports, and in destination resorts. Renaissance hotels echo and embrace their locales-from exquisite, historic castles, to meticulously modern skyscrapers. Most properties contain from 300 to 500 rooms, featuring indigenous and intriguing design elements, distinctive restaurants and lounges, unique in-room dining options, state-of-the-art technology, and inspiring meeting and banquet facilities. At year-end 2009, there were 143 Renaissance Hotels properties (50,582 rooms), including two Renaissance ClubSport properties (349 rooms).

Renaissance Hotels Geographic Distribution at Year-End 2009	Properties
United States (28 states and the District of Columbia)	79	(28,918 rooms	)

Non-U.S. (30 countries and territories)
Americas	7
Continental Europe	24
United Kingdom and Ireland	4
Asia	23
Middle East and Africa	6

Total Non-U.S.	64	(21,664 rooms	)

Courtyard is our select-service hotel product for the upper-moderate price tier. Focused primarily on transient business travel, Courtyard hotels are designed to offer a refreshing environment to help guests stay connected, productive and balanced, while accommodating their need for choice and control when traveling. The hotels typically contain 90 to 150 rooms in suburban locales and 140 to 340 rooms in downtown domestic and international locales. Well-landscaped grounds typically include a courtyard with a pool and outdoor social areas. Hotels feature functionally designed guest rooms and meeting rooms, free in-room high-speed Internet access, free wireless high-speed Internet access (Wi-Fi) in the lobby (in North America), a swimming pool, an exercise room, and The Market (a self-serve food store open 24 hours a day). While many hotels currently offer a breakfast buffet, the brand is transitioning to a new state-of-the-art lobby design and food and beverage concept. The multifunctional space enables guests to work, relax, eat, drink, and socialize at their own pace, taking advantage of enhanced technology and The Bistro’s breakfast and dinner offerings. The new, sophisticated lobby design is intended to keep Courtyard well positioned against its competition by providing better value through superior facilities, technology, and service to generate stronger connections with our guests. At year-end 2009, there were 858 Courtyards (125,206 rooms) operating in 33 countries and territories.

Courtyard Geographic Distribution at Year-End 2009	Properties
United States (49 states and the District of Columbia)	768	(107,640 rooms	)

Non-U.S. (32 countries and territories)
Americas	32
Continental Europe	33
United Kingdom and Ireland	2
Asia	17
Middle East and Africa	3
Australia	3

Total Non-U.S.	90	(17,566 rooms	)

Fairfield Inn & Suites is our hotel brand that competes in the moderate-price tier and is primarily aimed at value-conscious business travelers. Fairfield Inn & Suites (which includes Fairfield Inn) offers a broad range of amenities, including free in-room high-speed Internet access and free Wi-Fi access in the lobby, on-site business services (copying, faxing, and printing), a business center/lobby computer with Internet access and print capability, complimentary hot continental breakfast buffet, The Market (a self-serve food store open 24 hours a day, at most locations), exercise facilities (at most locations), and a swimming pool. A typical Fairfield Inn & Suites or Fairfield Inn property has 60 to 140 rooms in suburban locations and up to 200 rooms in urban destinations. At year-end 2009, there were 342 Fairfield Inn & Suites properties and 287 Fairfield Inn properties (629 properties total), operating in the United States, Canada, and Mexico.

Fairfield Inn & Suites and Fairfield Inn Geographic Distribution at Year-End 2009	Properties
United States (49 states)	620	(55,622 rooms	)

Non-U.S. Americas (Canada and Mexico)	9	(1,109 rooms	)

SpringHill Suites is our all-suite brand in the upper-moderate-price tier primarily targeting business travelers. SpringHill Suites properties typically have 90 to 165 suites that have approximately 25 percent more space than a traditional hotel guest room with separate areas for sleeping, working, and relaxing. The brand offers a broad range of amenities, including free in-room high-speed Internet access and free Wi-Fi access in the lobby, The Market (a self-serve food store open 24 hours a day), complimentary hot breakfast buffet, lobby computer and on-site business services (copying, faxing, and printing), exercise facilities, and a swimming pool. At year-end 2009, there were 256 properties (29,970 rooms) located in the United States and Canada.

Residence Inn is North America’s leading upscale extended-stay hotel brand designed for business and leisure travelers staying five or more nights. Residence Inn provides upscale design and style with spacious suites that feature separate living, sleeping, working, and kitchen areas. Guests can maintain their own pace and routines through free in-room high-speed Internet access and free Wi-Fi access in the lobby, on-site exercise options, and comfortable places to work or relax. Additional amenities include free hot breakfast and evening social events, free grocery shopping services, 24-hour friendly and knowledgeable staffing, and laundry facilities. At year-end 2009, there were 608 Residence Inn properties (73,412 rooms) located in the United States, Canada, and Mexico.

Residence Inn Geographic Distribution at Year-End 2009	Properties
United States (47 states and the District of Columbia)	591	(70,995 rooms	)

Non-U.S. Americas (Canada and Mexico)	17	(2,417 rooms	)

TownePlace Suites is a moderately priced extended-stay hotel brand that is designed to appeal to business and leisure travelers who stay for five nights or more. Designed for the self-sufficient, value-conscious traveler, each suite generally provides functional spaces for living and working, including a full kitchen and a home office. TownePlace Suites associates are trained to provide insightful local knowledge, and each hotel specializes in delivering service that helps guests settle in to the local area. Additional amenities include housekeeping services, on-site exercise facilities, an outdoor pool, 24-hour staffing, free in-room high-speed Internet access and free Wi-Fi access in the lobby, and laundry facilities. At year-end 2009, 184 TownePlace Suites properties (18,451 rooms) were located in 41 states.

Marriott ExecuStay provides furnished corporate apartments primarily for long-term stays nationwide. ExecuStay owns no residential real estate and provides units primarily through short-term lease agreements with apartment owners and managers and franchise agreements. At year-end 2009, Marriott leased approximately 1,750 apartments and our 10 franchisees leased approximately 2,100 apartments. Apartments are located in 43 different markets in the United States, of which 35 are franchised.

Marriott Executive Apartments. We provide temporary housing (“Serviced Apartments”) for business executives and others who need quality accommodations outside their home country, usually for 30 or more days. Some Serviced Apartments operate under the Marriott Executive Apartments brand, which is designed specifically for the long-term international traveler. At year-end 2009, 20 Marriott Executive Apartments and three other Serviced Apartments properties (3,911 rooms total) were located in 14 countries and territories. All Marriott Executive Apartments are located outside the United States.

Luxury Segment Lodging Products

The Ritz-Carlton is a leading global luxury lifestyle brand of hotels and resorts renowned for their distinctive architecture and for the high quality level of their facilities, dining options, and exceptional personalized guest service. Most of The Ritz-Carlton hotels have 250 to 400 guest rooms and typically include meeting and banquet facilities, a variety of restaurants and lounges, a club level, gift shops, high-speed Internet access, flat-screen high-definition televisions, swimming pools, and parking facilities. Guests at most of The Ritz-Carlton resorts have access to additional recreational amenities, such as tennis courts, golf courses, and health spas. A number of the domestic hotels also include residences that provide luxurious real estate choices from one-bedroom apartments to spacious penthouses, and residents can avail themselves of the services and facilities offered by the hotel. Certain other residences projects are stand-alone and not associated with a Ritz-Carlton hotel. In each case, we manage the related owners’ associations.

The Ritz-Carlton Geographic Distribution at Year-End 2009 (1)	Properties
United States (19 states and the District of Columbia)	65	(14,728 rooms	)

Non-U.S. (23 countries and territories)
Americas	7
Continental Europe	7
United Kingdom and Ireland	1
Asia	17
Middle East and Africa	6

Total Non-U.S.	38	(10,738 rooms	)

(1)	Includes 26 home and condominium projects (2,706 units) for which we manage the related owners’ associations.

Bulgari Hotels & Resorts. Through a joint venture with jeweler and luxury goods designer Bulgari SpA, we operate distinctive luxury hotel properties in prime locations under the name Bulgari Hotels & Resorts. The first property (58 rooms), the Bulgari Hotel Milano, opened in Milan, Italy, in 2004. The second property, the Bulgari Resort Bali, opened in late 2006 and includes 59 private villas, two restaurants, and comprehensive spa facilities. In November 2007, we opened two new restaurants in Tokyo, Japan, which we operate in connection with two new Bulgari retail stores. Other projects are currently in various stages of development in Europe, Asia, and North America.

EDITION. In 2007, we announced that we had entered into an agreement with hotel innovator Ian Schrager to create next-generation lifestyle boutique hotels to be designed by Schrager and operated by Marriott. The EDITION brand will offer a personal, intimate, individualized, and unique lodging experience on a global scale. The first EDITION hotel is expected to open in 2010.

Timeshare Segment Lodging Products

The Marriott Vacation Club (“MVC”) brand offers full-service villas featuring living and dining areas, one-, two-, and three-bedroom options, a full kitchen, and washer/dryer units. Customers may purchase a one-week interval or more at each resort. In 52 locations worldwide, this brand draws United States and international customers who vacation regularly with a focus on family, relaxation, and recreational activities. In the United States, in addition to other areas, MVC is located in beach and/or golf communities in Arizona, California, South Carolina, Florida, and Hawaii, in ski resorts in California, Colorado, and Utah, and in Las Vegas, Nevada. Internationally, MVC has resorts in Aruba, France, Spain, St. Thomas (U.S. Virgin Islands), the West Indies, and Thailand.

The Ritz-Carlton Destination Club brand offers a luxury-tier fractional ownership product that combines the benefits of second-home ownership with personalized services and amenities. This brand is designed as a private club whose members have access to all The Ritz-Carlton Clubs, and is offered in ski, golf, and beach destinations in the Bahamas, California, Colorado, St. Thomas (U.S. Virgin Islands), Florida, and Hawaii. Customers have the option to purchase multiple-week intervals and points-based equity memberships.

The Ritz-Carlton Residences brand offers luxury-tier personal residences that combine the benefits of second-home ownership with personalized services and amenities. Typically located in golf or beach destinations, The Ritz-Carlton Residences developed by us are currently in sales at locations in the Bahamas, California, Florida, and Hawaii.

Grand Residences by Marriott is an upper-quality-tier fractional ownership and personal residence brand for corporate and leisure customers. This brand is currently offering ownership in projects located in Lake Tahoe, California, Panama City, Florida, Kauai, Hawaii, and London, England. Customers typically purchase three-to-13-week intervals.

The Timeshare segment’s owner base continues to expand, with approximately 398,000 owners at year-end 2009, compared to approximately 391,000 at year-end 2008.

Timeshare (all brands) Geographic Distribution at Year-End 2009	Resorts	Units
Continental United States	46	8,897
Hawaii	8	1,682
Caribbean	7	1,048
Europe	5	932
Asia	3	332

Total	69	12,891

New Lodging Products

Autograph Collection. In November 2009, we announced the launch of the Autograph Collection, a new brand within the Company’s global portfolio that will be comprised of upper-upscale and luxury, independent hotels located in major cities and desired destinations worldwide.

The Autograph Collection will take the innovative approach of grouping these iconic hotels according to the unique experience that guests are seeking whether it is a resort, historic hotel, boutique arts, or urban-edge hotel in a dynamic gateway city. Each hotel will be unique and distinct with its own identity, appealing to a growing segment of our customers who are looking for an experience that an independent hotel can deliver.

We expect to sign contracts to add approximately 25 or more existing hotels to this portfolio through 2010, with locations throughout the world.

Other Activities

Marriott Golf manages 42 golf course facilities as part of our management of hotels and for other golf course owners.

We operate 13 systemwide hotel reservation centers, eight in the United States and Canada and five in other countries and territories, which handle reservation requests for our lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and lease the others.

We focus on increasing value for the consumer and “selling the way the customer wants to buy.” Our Look No Further® Best Rate Guarantee gives customers access to the same rates whether they book through our telephone reservation system, our website, or any other Marriott reservation channel. Also key to our success is our strong Marriott Rewards loyalty program and our information-rich and easy-to-use www.Marriott.com website. Our reservation system manages and controls inventory availability and pricing set by our hotels and allows us to utilize online and offline agents where cost effective. With almost 3,500 hotels, economies of scale enable us to minimize costs per occupied room, drive profits for our owners, and enhance our fee revenue.

During 2009, we unveiled the first in a series of improvements to www.Marriott.com that will make it easier for guests to find and book hotels and manage their Marriott Rewards accounts online. With 75 percent of our guests saying they use our website when planning or booking their stay and with over $6 billion in annual property-level gross revenues, www.Marriott.com is one of the largest online retail sites. The upgrade to www.Marriott.com, which includes our North American website, as well as our international websites in the United Kingdom, Germany, China, Latin America, Australia, Japan, South Korea, Brazil and France, allows for faster bookings and one-click guest access to a Marriott Rewards® account. These changes are designed to generate more revenue and further reduce booking costs. The redesign extends to Marriott’s industry-leading Travel Agent website (www.Marriott.com/travelagents), which includes new functionalities such as allowing travel agents easier access and booking of our rates and the ability to view commission statements online. Additionally, Marriott’s certified Hotel Sales Specialists can create their own user-friendly name and password for easier navigation of the site.

Building on more than 20 years of energy conservation experience, we are committed to protecting the environment. Our “Spirit to Preserve®” environmental strategy calls for: greening our $10 billion supply chain; further reducing fuel and water consumption by 25 percent per available room; creating green construction standards for hotel developers to achieve LEED® (Leadership in Energy and Environmental Design) certifications—an internationally recognized green building certification system designed by the U.S. Green Building Council; educating and inspiring employees and guests to support the environment; and helping protect the rainforest. Earlier in 2009, we invited guests to add to our $2 million commitment to help save the rainforest in Brazil.

For new properties, we have introduced a green hotel prototype that is in the process of being pre-certified LEED compliant. The green hotel prototype will save owners approximately $100,000 and six months in design time, and reduce a hotel’s energy and water consumption by up to 25 percent, based on national averages. These savings, combined with incentives offered in many jurisdictions, could provide a payback for the LEED building investment in about two years. The U.S. Travel Association confirms that travelers place the importance of supporting environmentally responsible travel service suppliers as a necessity, even in an economic downturn.

Sales Force One, a sales deployment strategy that aligns sales efforts around customer needs, reduces duplication of sales efforts and enables coverage for a larger number of accounts. To support this strategy, we continue to realign our sales organization to provide total account management for group, business transient, extended-stay, and catering customers. The rollout of Sales Force One, which began in late 2007, is scheduled for completion by mid-2011. The realigned sales organization is known as Global Sales, which is made up of four components: Enterprise Sales, which is responsible for setting overall segment strategies and account-specific strategies for large corporate and association customers; Area Sales, assigned to a designated geographical area, and which is responsible for proactively selling a cross-brand portfolio; Property Sales, which is responsible for booking group and catering business that falls outside Sales Office parameters; and The Sales Office, which is responsible for evaluating and closing inbound leads, developing new business and executing event planning for select-service and extended-stay hotels.

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

Competition

We encounter strong competition both as a lodging operator and as a franchisor. We believe that by operating a number of hotels among our brands, we stay in direct touch with customers and react to changes in the marketplace more quickly than chains that rely exclusively on franchising. There are approximately 852 lodging management companies in the United States, including several that operate more than 100 properties. These operators are primarily private management firms, but also include several large national chains that own and operate their own hotels and also franchise their brands. Our management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

In the current economic environment, faced with significant reductions in demand, we have taken steps to reduce operating costs and improve efficiency. Due to the competitive nature of our industry, we have focused these efforts on areas that have limited or no impact on the guest experience. While additional cost reductions may become necessary to preserve operating margins, we would expect to implement any such efforts in a manner designed to maintain customer loyalty, owner preference, and associate satisfaction, to help maintain or increase our market share.

Affiliation with a national or regional brand is prevalent in the U.S. lodging industry. In 2009, approximately 69 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is concentrated, with the six largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.

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

Based on lodging industry data, we have a 10 percent share of the U.S. hotel market (based on number of rooms) and we estimate less than a 1 percent share of the lodging market outside the United States. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation because our hotels typically generate higher occupancies and Revenue per Available Room (“RevPAR”) than our direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong customer preference. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems and our emphasis on guest service and guest and associate satisfaction are contributing factors across all of our brands.

Properties that we operate or franchise are regularly upgraded to maintain their competitiveness. Most of our management agreements provide for the allocation of funds, generally a fixed percentage of revenue, for periodic renovation of buildings and replacement of furnishings. These ongoing refurbishment programs, along with periodic brand initiatives, are generally adequate to preserve or enhance the competitive position and earning power of the hotels and timeshare properties. Competitor hotels converting to one of Marriott’s brands typically complete renovations as needed in conjunction with the conversion.

The vacation ownership industry is comprised of a number of highly competitive companies including several branded hotel companies. Since entering the timeshare industry in 1984, we have become a recognized leader in vacation ownership worldwide. Competition in the timeshare interval, fractional, and residential business is based primarily on the quality and location of timeshare resorts, trust in the brand, the pricing of product offerings, and the availability of program benefits, such as exchange programs. We believe that our focus on offering distinct vacation experiences, combined with our financial strength, diverse market presence, strong brands, and well-maintained properties, will enable us to remain competitive. Approximately 65 percent of our timeshare ownership resort sales came from additional purchases by or referrals from existing owners in 2009, as compared to 53 percent in 2008. The increase in 2009 reflected additional marketing and promotional efforts.

Marriott Rewards is our frequent guest program with over 32 million members and nine participating Marriott brands. The Marriott Rewards program yields repeat guest business by rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 31 participating airline programs. We believe that Marriott Rewards generates substantial repeat business that might otherwise go to competing hotels. In 2009, approximately 50 percent of our room nights were purchased by Marriott Rewards members. In addition, the ability of timeshare owners to convert unused intervals into Marriott Rewards points enhances the competitive position of our timeshare brands. We continue to enhance our Marriott Rewards loyalty program offerings and specifically and strategically market to this large and growing customer base. In 2009, the Marriott Rewards program eliminated blackout dates at nearly 2,900 hotels worldwide, giving Marriott Rewards members greater access to redemption nights at the Company’s brands. Our loyal Marriott Rewards member base is a low cost and high impact vehicle for our revenue generation efforts.

Discontinued Operations

Synthetic Fuel

Our synthetic fuel operation consisted of four coal-based synthetic fuel production facilities (the “Facilities”). Because tax credits under Section 45K of the Internal Revenue Code (“IRC”) were not available for the production and sale of synthetic fuel produced from coal after calendar year-end 2007, we shut down the Facilities and permanently ceased production of synthetic fuel in late 2007. Accordingly, we now report this business segment as a discontinued operation. Contemporaneously with the shutdown, we transferred the Facilities to the lessors of the sites where the Facilities were located in exchange for the release of our obligations under the leases to restore the premises to their original conditions. The book value of the Facilities was zero at year-end 2007, as a result of the Facilities being transferred to the lessors. Costs associated with shutting down the synthetic fuel operation and transferring the Facilities to the site lessors were not material.

Employee Relations

At year-end 2009, we had approximately 137,000 employees, approximately 7,900 of whom were represented by labor unions. We believe relations with our employees are positive.

Environmental Compliance

The properties we operate or develop are subject to national, state and local laws and regulations that govern the discharge of materials into the environment or otherwise relate to protecting the environment. Those environmental provisions include requirements that address health and safety; the use, management and disposal of hazardous substances and wastes; and emission or discharge of wastes or other materials. We believe that our operation of properties and our development of properties comply, in all material respects, with environmental laws and regulations. Our compliance with such provisions also has not had a material impact on our capital expenditures, earnings or competitive position, nor do we anticipate that such compliance will have a material impact in the future.

Internet Address and Company SEC Filings

Our Internet address is www.Marriott.com. On the investor relations portion of our website, www.Marriott.com/investor, we provide a link to our electronic SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing. The information found on our website is not part of this or any other report we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”).

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

We are subject to the range of operating risks common to the hotel, timeshare, and corporate apartment industries. The profitability of the hotels, vacation timeshare resorts, and corporate apartments that we operate or franchise may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms, timeshare interval, fractional ownership, and residential products, and apartments;

(2)	pricing strategies of our competitors;

(3)	international, national, and regional economic and geopolitical conditions;

(4)	the impact of war, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats;

(5)	the desirability of particular locations and changes in travel patterns;

(6)	travelers’ fears of exposure to contagious diseases, such as H1N1 Flu, Avian Flu and Severe Acute Respiratory Syndrome (“SARS”);

(7)	the occurrence of natural disasters, such as earthquakes, tsunamis, and hurricanes;

(8)	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures, and costs;

(9)	the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, those associated with franchising, timeshare, lending, privacy, marketing and sales, licensing, labor, employment, immigration, the environment, and the U.S. Department of the Treasury’s Office of Foreign Asset Control and the Foreign Corrupt Practices Act;

(10)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

(11)	regional and national development of competing properties;

(12)	increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business or the cost of travel for our customers, including recent increases in energy costs and any resulting increase in travel costs or decrease in airline capacity;

(13)	organized labor activities, which could cause the diversion of business from hotels involved in labor negotiations, loss of group business, and/or increased labor costs;

(14)	foreign currency exchange fluctuations; and

(15)	trademark or intellectual property infringement.

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

Current general economic conditions and the slowdown in the lodging and timeshare industries will continue to impact our financial results and growth. The present weak economic conditions in the United States, Europe and much of the rest of the world and the uncertainty over the duration of that weakness and the prospects for recovery will continue to have a negative impact on the lodging and timeshare industries. As a result of current economic conditions, we continue to experience reduced demand for our hotel rooms and timeshare products. Accordingly, our financial results have been impacted by the economic slowdown, and we expect that our future financial results and growth will be further harmed until a meaningful recovery is well under way.

Operational Risks

Our lodging operations are subject to international, national, and regional conditions. Because we conduct our business on a national and international platform, our activities are susceptible to changes in the performance of regional and global economies. In recent years, our business has been hurt by decreases in travel resulting from recent economic conditions, the military action in Iraq, and the heightened travel security measures that have resulted from the threat of further terrorism. Our future economic performance is similarly affected by the economic environment in the United States and other regions, which remains affected by the current worldwide economic weakness, the resulting unknown pace of business travel, and the occurrence of any future incidents in the countries where we operate.

The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business. We currently operate or franchise hotels and resorts in 68 countries, our operations outside the United States represented approximately 16 percent of our revenues in 2009, and we expect that the international share of our total revenues will increase in future years. As a result, we are increasingly exposed to a number of challenges and risks associated with doing business outside the United States, including those listed below, any of which could reduce our revenues or profits, increase our costs, or disrupt our business: (1) compliance with complex and changing laws, regulations and policies of foreign governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. laws that affect the activities of U.S. companies abroad; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; and (6) rapid changes in government policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.

New branded hotel products that we launch in the future may not be successful. We may in the future launch additional branded hotel products. We cannot assure that our recently launched EDITION and The Autograph Collection brands or new hotel products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public, that we will recover the costs we incurred in developing the brands, or that the brands will be successful. In addition, some of these new brands involve or may involve cooperation and/or consultation with a third party, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties regarding areas of consultation or shared control could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.

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

Unresolved disputes with the owners of the hotels that we manage or franchise may result in litigation. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and will from time to time give rise to disagreements. Such disagreements may be more likely as hotel returns are depressed as a result of current economic conditions. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners but are not always able to do so. Failure to resolve such disagreements has resulted in litigation, and could do so in the future. If any such litigation results in a significant adverse judgment, settlement or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.

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

Development and Financing Risks

While we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and improve hotels and to develop timeshare properties, and we or our hotel owners may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and improvement of existing hotels depends in large measure on capital markets and liquidity factors, over which we can exert little control. Ongoing instability in the financial markets following the 2008 worldwide financial crisis and the contraction of available liquidity and leverage continue to constrain the capital markets for hotel and real estate investments. As a result, while lenders have shown a willingness to work with borrowers to extend relief in the short to medium term, many current and prospective hotel owners are still finding new hotel financing on commercially viable terms to be challenging. Our ability to recover loan and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to recycle and raise new capital. In addition, any further downgrade of our credit ratings by Standard & Poor’s, Moody’s Investor Service, Fitch Ratings, or other rating agencies could reduce our availability of capital or increase our cost of capital.

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

Our development activities expose us to project cost, completion, and resale risks. We develop new hotel, timeshare interval, fractional ownership, and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. As demonstrated by the 2009 impairment charges associated with our Timeshare business, our ongoing involvement in the development of properties presents a number of risks, including that: (1) continued weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop could become less attractive due to further decreases in demand for residential, fractional or interval ownership, increases in mortgage rates and/or decreases in mortgage availability, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in further charges; (3) construction delays, cost overruns, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for these projects that are not pursued to completion.

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

Other Risks Associated with Timeshare and Residential Properties

Disruption in the credit markets could impair our ability to sell the loans that our Timeshare business generates. Our Timeshare business provides financing to purchasers of our timeshare and fractional properties, and we periodically sell interests in those loans in the securities markets. Disruption in the credit markets in the second half of 2008 and much of 2009 impaired the timing and volume of the timeshare loans that we sell, as well as the financial terms of such sales. Deteriorating market conditions resulted in the delay of a planned fourth quarter 2008 sale to the 2009 first quarter with terms that were less favorable to us than they had been historically and higher sales costs to us than we had originally anticipated. Market conditions improved throughout 2009 and we successfully completed a sale in the fourth quarter of 2009 on terms that were substantially more favorable than the first quarter 2009 transaction. Nonetheless, financial markets have not returned to pre-2008 conditions and another deterioration could delay future sales, sharply increase their cost to us, or prevent us from selling our timeshare notes entirely. Delays in note sales or increases in sale costs could cause us to reduce spending in order to maintain our leverage and return targets, and could also result in increased borrowing to provide capital to replace proceeds from such sales.

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

Purchase defaults on the loans our Timeshare business generates could reduce our Timeshare revenues and profits. We are also subject to the risk of default on the financing we provide to purchasers of our timeshare and fractional properties. Purchaser defaults could force us to foreclose on the loan and reclaim ownership of the financed property, both for loans that we have not securitized and in our role as servicer for the loans we have sold in the securities markets. If we cannot resell foreclosed properties in a timely manner or at a price sufficient to repay the loans and our costs, we could incur losses, impairment charges on loans we have yet to securitize or our residual interest in loans that we have securitized.

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

An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our revenues. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although Marriott’s Look No Further® Best Rate Guarantee has greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked online keywords such as “Marriott” from Internet search engines such as Google®, Bing® and Yahoo® to steer customers toward their websites (a practice currently being challenged by various trademark owners in federal court). Although Marriott has successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ websites is too large to permit us to eliminate this risk entirely. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from www.Marriott.com, or through their fees increasing the overall cost of Internet bookings for our hotels.

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

Other Risks

Changes in tax and other laws and regulations could reduce our profits or increase our costs. Our businesses are subject to regulation under a wide variety of U.S. federal and state and foreign laws, regulations and policies. In response to the recent economic crisis and the current recession, we anticipate that many of the jurisdictions in which we do business will review tax and other revenue raising laws, regulations and policies, and any resulting changes could impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, U.S. and foreign governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations or that could require costly changes to those operations or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations were to significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, our profits could be reduced, and if such increases were a result of our status as a U.S. company, could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

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

Delaware law and our governing corporate documents contain, and our Board of Directors could implement, anti-takeover provisions that could deter takeover attempts. Under the Delaware business combination statute, a stockholder holding 15 percent or more of our outstanding voting stock could not acquire us without Board of Director’s consent for at least three years after the date the stockholder first held 15 percent or more of the voting stock. Our governing corporate documents also, among other things, require supermajority votes in connection with mergers and similar transactions. In addition, our Board of Directors could, without stockholder approval, implement other anti-takeover defenses, such as a stockholder’s rights plan to replace the stockholder’s rights plan that expired in March 2008.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Company-operated properties are described in Part I, Item 1. “Business,” earlier in this report. We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. Most of our regional offices and reservation centers, both domestically and internationally, are located in leased facilities. We also lease space in six office buildings with combined space of approximately 1.3 million square feet in Maryland and Florida where our corporate, Ritz-Carlton, and Marriott Vacation Club International headquarters are located.

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

Executive Officers of the Registrant

See Part III, Item 10 of this report for information about our executive officers.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

The range of prices of our common stock and cash dividends declared per share for each quarterly period within the last two years are as follows:

	Stock Price		Cash Dividends Declared Per Share (1)
	High	Low
2008 First Quarter	$37.59	$31.17	$0.0742
Second Quarter	37.89	28.33	0.0866
Third Quarter	30.27	22.12	0.0866
Fourth Quarter	30.24	11.88	0.0866

	Stock Price		Cash Dividends Declared Per Share (1)
	High	Low
2009 First Quarter	$22.12	$12.22	$0.0866
Second Quarter	25.23	15.97	—
Third Quarter	25.49	18.94	—
Fourth Quarter	28.50	24.14	—

(1)

For periods prior to the stock dividends that were declared during 2009, all per share data in this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock dividends. See the “Basis of Presentation” caption in Footnote No. 1, “Summary of Significant Accounting Policies,” for additional information regarding the stock dividends.

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” weak economic conditions in much of the world, instability in the financial markets, and weak consumer confidence all contributed to a difficult business environment in 2009. We responded aggressively to the economic climate by reducing costs and lowering investment spending throughout the company, and taking decisive measures to enhance our liquidity and manage our balance sheet. Accordingly, our Board of Directors (the “Board”) declared stock dividends, rather than cash dividends, in each of the 2009 second, third and fourth quarters. While the Board again declared a cash dividend of $0.04 per share on February 4, 2010, the Board each quarter considers whether and in what form to declare a dividend.

At January 29, 2010, there were 358,522,350 shares of Class A Common Stock outstanding held by 44,867 shareholders of record. Our Class A Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. The fiscal year-end closing price for our stock was $27.25 on December 31, 2009, and $20.06 on January 2, 2009. All prices are reported on the consolidated transaction reporting system.

Fourth Quarter 2009 Issuer Purchases of Equity Securities

On August 2, 2007, we announced that our Board of Directors increased, by 40 million shares, the authorization to repurchase our Class A Common Stock for a total outstanding authorization of approximately 51 million shares on that date. We repurchase shares in the open market and in privately negotiated transactions. We did not repurchase any shares during the 2009 fourth quarter. As of year-end 2009, the maximum number of shares that may be purchased under our authorization was 21.3 million.

Item 6.	Selected Financial Data.

The following table presents a summary of selected historical financial data for the Company derived from our financial statements as of and for our last 10 fiscal years.

Since the information in this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements in our Form 10-K for each respective year for more detailed information including, among other items, restructuring costs and other charges incurred in 2001, 2008, and 2009, and timeshare strategy-impairment charges incurred in 2009.

	Fiscal Year (1)
($ in millions, except per share data)	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
Income Statement Data:
Revenues (2)	$10,908	$12,879	$12,990	$11,995	$11,129	$9,778	$8,712	$8,222	$7,768	$7,911

Operating (loss) income (2) (7)	$(152)	$765	$1,183	$1,089	$671	$579	$476	$448	$371	$758

(Loss) income from continuing operations attributable to Marriott	$(346)	$359	$697	$712	$543	$487	$380	$365	$269	$490
Cumulative effect of change in accounting principle (3)	—	—	—	(109)	—	—	—	—	—	—
Discontinued operations (4)	—	3	(1)	5	126	109	122	(88)	(33)	(11)

Net (loss) income attributable to Marriott	$(346)	$362	$696	$608	$669	$596	$502	$277	$236	$479

Per Share Data:
Diluted (losses) earnings per share from continuing operations attributable to Marriott shareholders (6)	$(0.97)	$0.97	$1.73	$1.64	$1.16	$1.01	$0.76	$0.71	$0.51	$0.95
Diluted losses per share from cumulative effect of accounting change (6)	—	—	—	(0.25)	—	—	—	—	—	—
Diluted earnings (losses) per share from discontinued operations attributable to Marriott shareholders (6)	—	0.01	—	0.01	0.27	0.22	0.25	(0.17)	(0.06)	(0.02)

Diluted (losses) earnings per share attributable to Marriott shareholders (6)	$(0.97)	$0.98	$1.73	$1.40	$1.43	$1.23	$1.01	$0.54	$0.45	$0.93

Cash dividends declared per share (6)	$0.0866	$0.3339	$0.2844	$0.2374	$0.1979	$0.1632	$0.1459	$0.1360	$0.1261	$0.1163

Balance Sheet Data (at year-end):
Total assets	$7,933	$8,903	$8,942	$8,588	$8,530	$8,668	$8,177	$8,296	$9,107	$8,237
Long-term debt (2)	2,234	2,975	2,790	1,818	1,681	836	1,391	1,553	2,708	1,908
Shareholders’ equity	1,142	1,380	1,429	2,618	3,252	4,081	3,838	3,573	3,478	3,267
Other Data:
Base management fees (2)	$530	$635	$620	$553	$497	$435	$388	$379	$372	$383
Franchise fees (2)	400	451	439	390	329	296	245	232	220	208
Incentive management fees (2)	154	311	369	281	201	142	109	162	202	316

Total fees	$1,084	$1,397	$1,428	$1,224	$1,027	$873	$742	$773	$794	$907

Fee Revenue-Source:
North America (5)	$806	$1,038	$1,115	$955	$809	$682	$592	$626	$664	$779
Outside North America	278	359	313	269	218	191	150	147	130	128

Total fees	$1,084	$1,397	$1,428	$1,224	$1,027	$873	$742	$773	$794	$907

(1)	All fiscal years included 52 weeks, except for 2008 and 2002, which each included 53 weeks.

(2)	Balances do not reflect the impact of discontinued operations.
(3)

We adopted Statement of Position 04-2, “Accounting for Real Estate Time Sharing Transactions,” in our 2006 first quarter, which we reported in our Consolidated Statements of Income as a cumulative effect of change in accounting principle.

(4)

In 2002, we announced our intent to sell, and subsequently did sell, our Senior Living Services business and exited our Distribution Services business. In 2007, we exited our synthetic fuel business. These businesses are now reflected as discontinued operations.

(5)	Includes the continental United States and Canada.
(6)

For periods prior to the stock dividends issued in the third and fourth quarters of 2009, all per share data have been retroactively adjusted to reflect stock dividends. Additionally, for periods prior to 2006, all per share data have been retroactively adjusted to reflect the June 9, 2006, stock split effected in the form of a stock dividend.

(7)

We have reclassified the provision for loan losses for all periods presented to “General, administrative and other” within “Operating (loss) income” from its own caption below “Operating (loss) income.” See Footnote No. 1, “Summary of Significant Accounting Policies” for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS AND OVERVIEW

We are a worldwide operator and franchisor of 3,420 properties (595,461 rooms) and related facilities. The figures in the preceding sentence are as of year-end 2009 and include 30 home and condominium products (3,034 units) for which we manage the related owners’ associations. In addition, we provided 2,072 furnished corporate housing rental units, which are not included in the totals.

Our operations are grouped into five business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, Luxury Lodging, and Timeshare. We operate, develop, and franchise under numerous separate brand names in 68 countries and territories.

We earn base, incentive, and franchise fees based upon the terms of our management and franchise agreements. We earn revenues from the limited number of hotels we own or lease. We also generate revenues from the following sources associated with our Timeshare segment: (1) selling timeshare interval, fractional ownership, and residential properties; (2) operating the resorts and residential properties; (3) financing customer purchases of timesharing intervals; and (4) rentals. Finally, we earn fees in association with affinity card endorsements and the sale of branded residential real estate.

We sell residential real estate either in conjunction with luxury hotel development or on a stand-alone basis under The Ritz-Carlton brand (The Ritz-Carlton Residences), and in conjunction with Timeshare segment projects (The Ritz-Carlton Destination Club and Grand Residences by Marriott-Residential). Our Timeshare segment residential projects are typically opened over time. Other residences are typically constructed and sold by third-party developers with limited amounts, if any, of our capital at risk. While the worldwide residential market is very large, the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make our residential properties distinctive.

Lodging

Weak economic conditions in the United States, Europe and much of the rest of the world, instability in the financial markets following the worldwide financial crisis that began in 2008, and weak consumer confidence all contributed to a difficult business environment in 2009. Lodging demand in the United States, as well as internationally, remained soft throughout 2009, as a result of weak economic conditions, while hotel room supply increased in several markets. Demand for our luxury properties remained particularly weak. Outside the United States, concerns in the latter half of 2009 regarding the H1N1 virus also hurt demand, particularly in Mexico, as well as in some markets in Asia, the Caribbean and South America.

We experienced continued weakness in 2009 associated with both group and business transient demand. New group meeting cancellations moderated progressively throughout 2009 as compared to the 2008 fourth quarter. New near-term group bookings remain soft, although they improved somewhat, particularly in the 2009 fourth quarter. While we continued to experience significant attrition rates in 2009 from expected attendance at meetings, that moderated somewhat in the latter half of 2009. Non-corporate demand, which remained weak in the 2009 first quarter, improved in the 2009 second quarter and even more so in the 2009 third and fourth quarters, largely as a result of significant promotional efforts and discounting aimed at replacing weak corporate business with leisure, government, and other discounted transient business. Through these challenging times, our strategy and focus continues to be to preserve profit margins by driving revenue, increasing our market share and managing costs.

Responding to the weak demand environment for hotel rooms, we continue to deploy a range of new sales promotions with a focus on leisure and group business opportunities to increase both property-level revenue and market share. We monitor market conditions continuously and are able to quickly institute high impact and low cost sales promotions as needed. These promotions are designed both to reward and retain loyal customers and to attract new guests. www.Marriott.com and our loyal Marriott Rewards member base are both low cost and high impact vehicles for our revenue generation efforts. In response to increased hesitancy to finalize group bookings, we also implemented sales associate, meeting planner, and customer incentives to close on new group business.

As more customers use social media, we have also found new ways to connect, communicating with our customers on YouTube, Twitter, Facebook, and through our blog “Marriott on the Move.” We also continue to enhance our Marriott Rewards loyalty program offerings and specifically and strategically market to this large and growing customer base. With a goal of continuing to improve the overall guest service experience, we improved www.Marriott.com in 2009 by redesigning the website to significantly enhance its functionality and modernize its appearance.

Properties in our system instituted and are maintaining very tight cost controls. Given the current weak demand environment, we continue to work aggressively to reduce costs and enhance property-level house profit margins by modifying menus and restaurant hours, reviewing and adjusting room amenities, relaxing some brand standards for hotels, cross-training personnel, utilizing personnel at multiple properties where feasible, eliminating certain positions, and not filling some vacant positions. We have also reduced above-property costs, which are allocated to hotels, by scaling back systems, processing, and support areas. In addition, we have eliminated or not filled certain above-property positions, and have encouraged, or, where legally permitted, required employees to use their vacation time accrued during the 2009 fiscal year.

Our lodging business model involves managing and franchising hotels, rather than owning them. At year-end 2009, 46 percent of the hotel rooms in our system were operated under management agreements, 52 percent were operated under franchise agreements, and 2 percent were owned or leased by us. Our emphasis on management contracts and franchising tends to provide more stable earnings in periods of economic softness while continued unit expansion, reflecting properties added to our system, generates ongoing growth. With long-term management and franchise agreements, this strategy has allowed substantial growth while reducing financial leverage and risk in a cyclical industry. Additionally, we maintain financial flexibility by minimizing our capital investments and adopting a strategy of recycling those investments we do make.

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

For our North American comparable company-operated properties, RevPAR decreased by 18.5 percent in 2009, compared to 2008, reflecting weakness in most markets. Our 2009 fiscal year began on January 3, 2009, and included 52 weeks while the prior year included 53 weeks and two New Year’s holidays. If RevPAR for 2008 was calculated for the 52 week period ended January 2, 2009, RevPAR would have declined by an average of 19.3 percent for our North American comparable company-operated properties. For our comparable managed properties outside North America, RevPAR for 2009 decreased 18.0 percent versus 2008, with weakness in most markets around the world.

Compared to 2008, worldwide comparable company-operated house profit margins for 2009 decreased by 380 basis points reflecting the impact of RevPAR declines from weak demand, partially offset by strong cost control plans in 2009 at properties in our system.

Timeshare

Weak economic conditions, instability in the financial markets, and low consumer confidence also kept demand for timeshare intervals soft in 2009. Demand for fractional and residential units was particularly weak. As a result, we slowed or canceled some development projects and closed less efficient timeshare sales offices in 2008 and 2009. We also increased marketing efforts and purchase incentives and eliminated or did not fill certain positions in 2008 and 2009. During the 2009 second and third quarters, we were able to increase sales over the 2009 first quarter through various sales promotions, including pricing adjustments. As with Lodging, our Timeshare properties have instituted very tight cost controls, and we have eliminated or not filled certain positions, and have encouraged, or, where legally permitted, required employees to use their vacation time accrued during the 2009 fiscal year. For additional information on our company-wide restructuring efforts, see our “Restructuring Costs and Other Charges” caption later in this Management’s Discussion and Analysis section.

In response to the difficult business conditions that the Timeshare segment’s businesses continued to experience, we evaluated our entire Timeshare segment portfolio in the 2009 third quarter. In order to adjust the business strategy to reflect current market conditions at that time, on September 22, 2009, we approved plans for our Timeshare segment to stimulate sales, accelerate cash flow, and reduce investment spending. These decisions resulted in our recording 2009 third quarter pretax charges totaling $752 million ($502 million after-tax). We discuss these charges in more detail under the caption “Timeshare Strategy-Impairment Charges” later in this Management’s Discussion and Analysis section.

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

Our brands remain strong as a result of superior customer service with an emphasis on guest and associate satisfaction, the worldwide presence and quality of our brands, our Marriott Rewards loyalty program, an information-rich and easy-to-use website, a multichannel central reservations system, and desirable property amenities. We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We continue to enhance the appeal of our proprietary website, www.Marriott.com, through functionality and service improvements, and we continue to capture an increasing proportion of property-level reservations via this cost-efficient channel. We have added other languages to www.Marriott.com, and we have enabled guests to use handheld devices to make and confirm reservations and get directions.

See the “Risk Factors” section of this report for important information regarding forward-looking statements made in this report and risks and uncertainties that the Company faces.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for 2009, 2008, and 2007.

Continuing Operations

Revenues

2009 Compared to 2008

Revenues decreased by $1,971 million (15 percent) to $10,908 million in 2009 from $12,879 million in 2008, as a result of lower: cost reimbursements revenue ($1,152 million); Timeshare sales and service revenue ($300 million); owned, leased, corporate housing, and other revenue ($206 million); incentive management fees ($157 million (comprised of $108 million for North America and $49 million outside of North America)); base management fees ($105 million (comprised of $79 million for North America and $26 million outside of North America)); and franchise fees ($51 million).

The decrease in cost reimbursements revenue, to $7,682 million in 2009 from $8,834 million in 2008, reflected lower property-level costs, in response to lower occupancy and cost controls, partially offset by the impact of growth across the system. This revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon the costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. We added 35 managed properties (8,574 rooms) and 200 franchised properties (25,136 rooms) to our system in 2009, net of properties exiting the system.

The decrease in Timeshare sales and services revenue of $300 million (21 percent), to $1,123 million in 2009, from $1,423 million in 2008, primarily reflected lower demand for timeshare intervals and to a lesser extent, residential products and the Asia Pacific points program, as well as lower revenue from projects with limited available inventory in 2009, and lower reacquired and resales revenue and services revenue. The decrease was partially offset by higher revenue from projects that became reportable subsequent to the 2008 fiscal year and higher financing revenue. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our Timeshare segment.

The decrease in owned, leased, corporate housing, and other revenue, to $1,019 million in 2009, from $1,225 million in 2008, largely reflected $183 million of lower revenue for owned and leased properties, $19 million of lower revenue associated with our corporate housing business, $14 million of lower hotel agreement termination fees, and $5 million of lower branding fees associated with the sale of residential real estate, partially offset by $11 million of increased branding fees associated with affinity card endorsements and a $3 million favorable impact related to a property that was being renovated during 2008, and as a result was not operating at full capacity. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate totaled $70 million and $64 million in 2009 and 2008, respectively. The decrease in owned and leased revenue primarily reflected RevPAR declines associated with weak lodging demand.

The decrease in incentive management fees, to $154 million in 2009 from $311 million in 2008, reflected lower property-level revenue, associated with weak demand, lower RevPAR, and the associated lower property-level operating income and margins in 2009 compared to 2008. Most incentive management fees are earned only after each hotel earns a minimum return for the hotel’s owner. With particularly weak demand and low property-level operating income in 2009, most managed hotels did not have sufficient operating income to allow us to earn an incentive fee. In 2009, only 25 percent of managed hotels paid incentive fees to us, as compared to 56 percent in 2008. The decreases in base management fees, to $530 million in 2009 from $635 million in 2008, and franchise fees, to $400 million in 2009 from $451 million in 2008, both reflected RevPAR declines driven by weaker demand, partially offset by the favorable impact of unit growth across the system.

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

Timeshare Strategy-Impairment Charges

In response to the difficult business conditions that the Timeshare segment’s timeshare, luxury residential, and luxury fractional real estate development businesses continued to experience, we evaluated our entire Timeshare portfolio in the 2009 third quarter. In order to adjust the business strategy to reflect current market conditions at that time, on September 22, 2009, we approved plans for our Timeshare segment to take the following actions: (1) for our luxury residential projects, reduce prices, convert certain proposed projects to other uses, sell some undeveloped land, and not pursue further Marriott-funded residential development projects; (2) reduce prices for existing luxury fractional units; (3) continue short-term promotions for our U.S. timeshare business and defer the introduction of new projects and development phases; and (4) for our European timeshare and fractional resorts, continue promotional pricing and marketing incentives and not pursue further development. We designed these plans, which primarily relate to luxury residential and fractional resorts, to stimulate sales, accelerate cash flow, and reduce investment spending.

As a result of these decisions, in 2009, we recorded pretax charges totaling $752 million in our Consolidated Statements of Income ($502 million after-tax), including $614 million of pretax charges impacting operating income under the “Timeshare strategy-impairment charges” caption, and $138 million of pretax charges impacting non-operating income under the “Timeshare strategy-impairment charges (non-operating)” caption. The $752 million of pretax impairment charges were non-cash, other than $27 million of charges associated with ongoing mezzanine loan fundings and $21 million of charges for purchase commitments that we expected to fund in 2010.

The following table details the composition of these charges.

($ in millions)	Impairment Charge
2009 Operating Income Charge
Inventory impairment	$529
Property and equipment impairment	64
Other impairments	21

Total operating income charge	614

2009 Non-Operating Income Charge
Joint venture impairment	71
Loan impairment	40
Funding liability	27

Total non-operating income charge	138

Total	$752

For additional information related to these impairment charges, including how these impairments were determined and the impairment charges grouped by product type and/or geographic location, see Footnote No. 20, “Timeshare Strategy – Impairment Charges.”

Restructuring Costs and Other Charges

During the latter part of 2008, we experienced a significant decline in demand for hotel rooms both domestically and internationally as a result, in part, of the failures and near failures of a number of large financial service companies in the fourth quarter of 2008 and the dramatic downturn in the economy. Our capital intensive Timeshare business was also hurt both domestically and internationally by the downturn in market conditions and particularly the significant deterioration in the credit markets, which resulted in our decision not to complete a note sale in the fourth quarter of 2008 (although we did complete a note sale in the first quarter of 2009). These declines resulted in reduced management and franchise fees, cancellation of development projects, reduced timeshare contract sales, and anticipated losses under guarantees and loans. In the fourth quarter of 2008, we put certain company-wide cost-saving measures in place in response to these declines, with individual company segments and corporate departments implementing further cost-saving measures. Upper-level management responsible for the Timeshare segment, lodging development, and above-property level management of the various corporate departments and brand teams individually led these decentralized management initiatives. The various initiatives resulted in aggregate restructuring costs of $55 million that we recorded in the fourth quarter of 2008. We also recorded $137 million of other charges in the 2008 fourth quarter. For information regarding the fourth quarter 2008 charges, see Footnote No. 20, “Restructuring Costs and Other Charges,” in our Annual Report on Form 10-K for 2008 (“2008 Form 10-K”).

Restructuring Costs

As part of the restructuring actions we began in the fourth quarter of 2008, we initiated further cost savings measures in 2009 associated with our Timeshare segment, hotel development, above-property level management, and corporate overhead. These further measures resulted in additional restructuring costs of $51 million in 2009. For additional information on these restructuring costs, including the types of restructuring costs incurred in total and by segment, a roll forward of the restructuring liability, and cumulative restructuring costs to date since inception of the restructuring, please see Footnote No. 21, “Restructuring Costs and Other Charges.”

As a result of our Timeshare segment’s restructuring efforts, we are projecting $112 million to $117 million ($68 million to $72 million after-tax) of annual cost savings in 2010. In 2009 we realized approximately $80 million to $85 million ($48 million to $52 million after-tax) compared to the $70 million to $80 million we had projected for 2009. The 2009 savings primarily were, and we expect that future savings will primarily be, reflected in the “Timeshare-direct” and the “General, administrative, and other” expense captions in our Consolidated Statements of Income.

As a result of the hotel development restructuring efforts across several of our Lodging segments, we are projecting approximately $12 million ($7 million after-tax) of annual cost savings in 2010. In 2009, we realized $9 million ($5 million after-tax) of savings. The 2009 savings primarily were, and we expect that future savings will primarily be, reflected in the “General, administrative, and other” expense caption in our Consolidated Statements of Income.

The restructuring initiatives we implemented by reducing above property-level lodging management personnel and corporate overhead are projected to result in $10 million to $11 million ($6 million to $7 million after-tax) of annual cost savings in 2010, and in 2009 we realized all of the $8 million ($5 million after-tax) of savings we had projected for 2009. These savings primarily were, and are expected to be, reflected in the “General, administrative, and other” expense caption in our Consolidated Statements of Income.

We anticipate that the remaining restructuring liability related to the workforce reduction will be substantially paid by the third quarter of 2010 for the Timeshare segment and by the fourth quarter of 2010 for hotel development and for above-property level management. The amounts related to the space reduction and resulting lease expense due to the consolidation of facilities in the Timeshare segment will be paid over the respective lease terms through 2014. The remaining liability related to expected fundings under guarantees will likely be substantially paid by year-end 2010.

Other Charges

We also incurred $162 million of other charges in 2009, which include $100 million recorded in the “General, administrative, and other” expense caption, a net $23 million recorded in Timeshare sales and services, net of direct expenses and $39 million of joint venture impairments recorded in the “Equity in (losses) earnings” caption of our Consolidated Statements of Income. The charges recorded in the “General, administrative, and other” expense caption include: (1) $49 million security deposit impairment; (2) $43 million in loan impairments now classified in “General, administrative and other”; (3) $11 million reversal of the related expected funding liability; (4) $4 million of accounts receivable and guarantee charges; (5) $7 million software development write-off; and (6) $8 million other asset impairment to write-off contract acquisition costs related to one property. The charges recorded in the “Timeshare sales and services” caption and Timeshare sales and services, net of direct expenses include: (1) $20 million in charges related to residual interest valuation; and (2) net contract cancellation allowances of $3 million. For a detailed discussion of these charges, as well as a table summarizing them by type, please see Footnote No. 21, “Restructuring Costs and Other Charges.” Also, for segment discussion of these charges, see the “Business Segments” caption that follows.

Operating Income

2009 Compared to 2008

Operating income decreased by $917 million (120 percent) to an operating loss of $152 million in 2009 from operating income of $765 million in 2008. The decrease in operating income reflected Timeshare strategy-impairment charges in 2009 of $614 million, $157 million of lower incentive management fees, a $156 million decrease in combined base management and franchise fees, $69 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, $6 million of lower Timeshare sales and services revenue net of direct expenses, partially offset by an $81 million decrease in general, administrative, and other expenses and a decrease in restructuring costs of $4 million. In the preceding “Revenues” section, we note the reasons for the decrease of $157 million in incentive management fees as well as the decrease of $156 million in combined base management and franchise fees as compared to 2008.

Timeshare sales and services revenue net of direct expenses in 2009 totaled $83 million. The decline of $6 million (7 percent) from $89 million in 2008 primarily reflected $50 million of lower development revenue net of product costs and marketing and selling costs and $17 million of lower services revenue net of expenses, mostly offset by $43 million of higher financing revenue net of financing expenses, $15 million of higher other revenue, net of expenses, and $3 million of higher reacquired and resales revenue, net of expenses. Lower development revenue net of product, marketing and selling costs primarily reflected lower revenue for timeshare intervals and to a lesser extent, lower revenue net of costs for our Asia Pacific points program, and a $10 million charge related to an issue with a state tax authority, partially offset by favorable reportability for several projects that reached revenue recognition reportability thresholds after 2008 and favorable variances from both a $22 million 2008 pretax impairment charge related to a joint venture that we fully consolidate ($10 million net of noncontrolling interest benefit) and a $9 million 2008 inventory write-down related to the termination of certain phases of timeshare development in Europe. Higher financing revenue net of financing expenses reflected higher note sale gains, increased residual interest accretion, a decrease in the adjustment to the fair market value of residual interests, and a decrease in the cost of financing, partially offset by lower interest income. Lower services revenue net of expenses reflected weak demand for rentals and increased maintenance cost for unsold inventory. See “BUSINESS SEGMENTS: Timeshare” later in this section for additional information regarding our Timeshare segment.

The $69 million (50 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to a decline of $65 million in revenue, net of expenses primarily associated with weaker demand at owned and leased properties, as well as our corporate housing business, $14 million of lower hotel agreement termination fees, and $5 million of lower branding fees associated with sale of residential real estate, partially offset by $11 million of increased branding fees associated with affinity card endorsements and a $3 million favorable impact related to a property that was being renovated, during 2008, and as a result was not operating at full capacity.

General, administrative, and other expenses decreased by $81 million (10 percent) to $722 million in 2009 from $803 million in 2008. The decrease primarily reflected $186 million of lower expenses, largely due to cost savings generated from the restructuring efforts initiated in 2008 and lower incentive compensation as well as a $12 million favorable variance due to development cancellations in 2008. Additionally, in 2009 we reached final settlement regarding the Delta Airlines lease investment and recorded a $3 million recovery of the investment previously reserved in the “General, administrative, and other” expense caption on our Consolidated Statements of Income. For additional information regarding the Delta Airlines lease investment, see the “Investment in Leveraged Lease” caption in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K. These benefits were partially offset by the following items: $49 million of impairment charges for two security deposits that we deemed unrecoverable in 2009 due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by a $15 million accrual in 2008 for the expected funding of those cash flow shortfalls and an $11 million reversal in 2009 of the remaining balance of that 2008 accrual due to the decision to no longer fund those cash flow shortfalls; 2009 provisions for loan losses of $43 million for two loans partially offset by a $22 million favorable variance from a 2008 provision on a fully impaired loan, (as discussed in Footnote No. 1, “Summary of Significant Accounting Policies,” these provisions for loan losses are now part of “General, administrative and other”); an $8 million impairment charge related to the write-off of contract acquisition costs for one property; a $7 million write-off of Timeshare segment capitalized software costs; $12 million of expenses primarily related to write-offs of other assets that we deemed non-recoverable, performance cure accruals, and guarantee accruals associated with 12 hotels; and $4 million of bad debt expense on an accounts receivable balance. Additionally, 2009 included a $15 million unfavorable impact associated with deferred compensation expenses, compared to a $28 million favorable impact in 2008, both of which reflected mark-to-market valuations. Of the $81 million decrease in total general, administrative, and other expenses, $1 million increase was attributable to our Lodging segments, $31 million decrease was attributable to our Timeshare segment, and $51 million decrease was unallocated.

2008 Compared to 2007

Operating income decreased by $418 million (35 percent) to $765 million in 2008 from $1,183 million in 2007. The decrease in operating income reflected $261 million of lower Timeshare sales and services revenue net of direct expenses, $41 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, $58 million of lower incentive management fees, $55 million of restructuring costs recorded in 2008, and a $30 million increase in general, administrative and other expenses, partially offset by an increase in combined base management and franchise fees of $27 million.

Timeshare sales and services revenue net of direct expenses for 2008 totaled $89 million. The decline of $261 million (75 percent) from the prior year primarily reflected $138 million of lower development revenue, net of product costs and marketing and selling costs, $95 million of lower financing revenue net of financing expenses, $34 million of lower reacquired and resales revenue net of expenses, partially offset by $4 million of higher services revenue net of expenses, and $2 million of lower joint venture related expenses. Lower development revenue, net of product costs and marketing and selling costs, primarily reflected lower demand for timeshare interval, fractional, and residential products, lower revenue from several projects with limited available inventory in 2008, a $22 million pretax impairment charge ($10 million net of noncontrolling interest benefit), start-up costs and low reportability in 2008 associated with newer projects that have not yet reached revenue recognition thresholds, as well as lower revenue recognition for several projects that reached reportability thresholds in 2007. The decrease in financing revenue net of financing costs primarily reflected lower note sale gains in 2008, compared to the prior year. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information regarding our Timeshare segment.

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

General, administrative, and other expenses increased by $30 million (4 percent) to $803 million in 2008 from $773 million in 2007. This increase reflected the following items: $44 million of increased expenses associated with, among other things, our unit growth and development, systems improvements, and initiatives to enhance our brands globally; a $16 million charge for certain guarantees; an unfavorable $9 million variance for reserve reversals in 2007; $12 million in write-offs in 2008 of costs related to development cancellations; $4 million of increased foreign exchange losses; $4 million of charges related to bad debt reserves on accounts receivable; and a $15 million increase in provision for loan losses, reflecting a $22 million 2008 provision on a fully impaired loan (see the “Other Charges” section of Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K for more information) and a $3 million loan loss provision associated with one property, partially offset by favorable variances associated with a $5 million provision recorded in 2007 to write off the remaining exposure associated with our investment in a Delta Airlines lease and the reversal of $5 million of provisions in 2008 related to two previously impaired loans that were repaid (as discussed in Footnote No. 1, “Summary of Significant Accounting Policies,” those provisions for loan losses are now part of “General, administrative and other”). See “Other Charges” section of Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K for additional information on the charge related to certain guarantees, development cancellation write-offs, bad debt reserves, and provision for loan losses. These unfavorable variances were partially offset by a favorable variance related to a 2007 charge of $35 million resulting from excise taxes associated with the settlement of issues raised during the examination by the Internal Revenue Service (“IRS”) and Department of Labor of our employee stock ownership plan (“ESOP”) feature of our Employees’ Profit Sharing, Retirement and Savings Plan and Trust (the “Plan”). See Footnote No. 2, “Income Taxes,” in our 2008 Form 10-K for additional information on the ESOP settlement. Additionally, 2008 included a $28 million favorable impact associated with deferred compensation expenses, compared to an $11 million unfavorable impact in the prior year, both of which reflected mark-to-market valuations. Of the $30 million increase in total general, administrative, and other expenses, an increase of $38 million was attributable to our Lodging segments, an increase of $13 million was attributable to our Timeshare segment, and a decrease of $21 million, primarily reflecting the 2007 ESOP settlement charge, was unallocated.

The reasons for the decrease of $58 million in incentive management fees as well as the combined base management and franchise fees increase of $27 million over the prior year are noted in the preceding “Revenues” section.

Gains and Other Income (Expense)

The table below shows our gains and other income for fiscal years 2009, 2008, and 2007:

($ in millions)	2009	2008	2007
Gain on debt extinguishment	$21	$28	$—
Gains on sales of real estate and other	10	14	39
Other note sale/repayment gains	—	—	1
Gains on forgiveness of debt	—	—	12
Gain/(loss) on sale of joint venture and other investments	3	(1)	31
Income/(loss) from cost method joint ventures	2	(3)	14
Impairment of equity securities	(5)	—	—

	$31	$38	$97

2009 Compared to 2008

The $21 million gain on debt extinguishment in 2009 represents the difference between the purchase price and net carrying amount of Senior Notes we repurchased during the period. For additional information on the debt extinguishment, see the “Liquidity and Capital Resources” section later in this report. The $5 million impairment of equity securities in 2009 reflected an other-than-temporary impairment of marketable securities in accordance with the guidance for accounting for certain investments in debt and equity securities. For additional information on the impairment, see Footnote No. 5, “Fair Value Measurements.”

2008 Compared to 2007

The $28 million gain on debt extinguishment in 2008 represents the difference between the purchase price and net carrying amount of our Senior Notes we repurchased. For additional information on the debt extinguishment, see the “Liquidity and Capital Resources” section later in this report. The $25 million decrease in gains on sales of real estate and other primarily reflected a $23 million gain associated with sales of real estate in our International segment as well as other smaller gains on sale of real estate in 2007 that did not occur in 2008. The $12 million gain on forgiveness of debt in 2007 was associated with government incentives noted in the “2007 Compared to 2006” section in our 2008 Form 10-K. Gain on sale of joint venture and other investments of $31 million in 2007 reflected an $18 million gain associated with the sale of stock we held and net gains totaling $13 million on the sale of joint venture investments. Income from cost method joint ventures decreased $17 million to a loss of $3 million in 2008 compared to the prior year primarily due to certain cost method tax investments that we deemed to be other-than-temporarily impaired (see the “Other Charges” section of Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K for more information).

Interest Expense

2009 Compared to 2008

Interest expense decreased by $45 million (28 percent) to $118 million in 2009 compared to $163 million in 2008. Interest expense associated with commercial paper and our $2.4 billion multicurrency revolving credit facility (our “Credit Facility”) decreased by $25 million reflecting the repayment of our commercial paper in 2008 and increased borrowings under the Credit Facility with a lower interest rate. We also benefited from a $26 million decrease in interest costs associated with various programs that we operate on behalf of owners (including our Marriott Rewards, gift certificates, and self-insurance programs) as a result of lower interest rates, and the repurchase of some of our Senior Notes across multiple series in the 2008 fourth quarter and 2009 first quarter (see “Liquidity and Capital Resources” later in this section for additional information), which resulted in a $12 million reduction to interest expense, and finally, other interest expense decreases of $5 million. These decreases in interest expense were partially offset by a $23 million unfavorable variance to 2008 as a result of lower capitalized interest in 2009 associated with construction projects.

2008 Compared to 2007

Interest expense decreased by $21 million (11 percent) to $163 million in 2008 compared to $184 million in 2007. The decrease in interest expense compared to the prior year reflected a charge of $13 million for interest on the excise taxes associated with the ESOP settlement in 2007. Interest expense associated with commercial paper and our Credit Facility decreased in 2008 reflecting a reduction in the amount of commercial paper outstanding, lower interest rates on commercial paper, and increased borrowings under the Credit Facility with a lower interest rate. As a result, year-over-year interest expense was lower by $7 million. We also benefited from a $15 million decrease in interest costs associated with various programs that we operate on behalf of owners as a result of lower interest rates, a $6 million favorable variance to the prior year for higher capitalized interest associated with construction projects, and the maturity of our Series E Senior Notes in early 2008 yielding a $6 million favorable variance to the prior year. The write-off of $2 million of deferred financing costs in 2007 related to the refinancing of our revolving credit agreement resulted in a favorable variance in 2008. These favorable variances to the prior year were partially offset by the impact of the Series I and Series J Senior Notes issuances, which occurred in the second half of 2007 that increased our interest expense in 2008 by $30 million.

Interest Income and Income Tax

2009 Compared to 2008

Interest income decreased by $14 million (36 percent) to $25 million in 2009, from $39 million in 2008, primarily reflecting $8 million of interest income we recorded in 2008 for three loans that subsequently became impaired. Because we recognize interest on impaired loans on a cash basis, we did not recognize any interest on these impaired loans in 2009. The decline in interest income also reflected $5 million of lower interest income due to a decline in interest rates on our cash balances, $2 million of previously reserved interest income collected in 2008, and $2 million of lower interest income in 2009 reflecting a reduction in principal due associated with one loan, partially offset by $4 million of additional interest income from new loans funded at year-end 2008 and in 2009.

As noted earlier in the “Operating Income” discussion, we now classify the 2009 and 2008 provisions for loan losses as “General, administrative, and other” expenses in our Consolidated Statements of Income.

Our tax provision decreased by $415 million (119 percent) to a benefit of $65 million in 2009 from a provision of $350 million in 2008, reflecting a pretax loss in 2009 and $43 million of lower tax expense associated with our deferred compensation plan. The decrease was partially offset by an increase to the effective tax rate in 2009 due to a change in our mix of worldwide income resulting from substantial reductions of foreign income in jurisdictions with low tax rates. The 2009 tax rate also reflected $52 million of income tax expense, primarily related to the treatment of funds received from certain foreign subsidiaries, an issue that is the subject of ongoing discussions between us and the IRS. The charges recorded in 2009 primarily relate to our ongoing current fiscal year exposure related to this issue. In addition to tax expense on pretax earnings, tax expense for 2008 also reflected: (1) $29 million of income tax expense primarily related to an unfavorable U.S. Court of Federal Claims decision involving a refund claim associated with a 1994 tax planning transaction; (2) $19 million of income tax expense due primarily to prior years’ tax adjustments, including a settlement with the IRS that resulted in a lower than expected refund of taxes associated with a 1995 leasing transaction; and (3) $24 million of income tax expense related to the tax treatment of funds received from certain foreign subsidiaries.

2008 Compared to 2007

Interest income increased by $1 million (3 percent) to $39 million from $38 million in the prior year.

As noted earlier in the “Operating Income” discussion and later in Footnote No. 1, “Significant Accounting Policies,” we now classify the 2008 provision for loan losses and $5 million of the $17 million 2007 provision for loan losses as “General, administrative, and other” expenses in our Consolidated Statements of Income. We also now classify the remaining $12 million of the 2007 provision for loan losses as “Equity in (losses) earnings” in our Consolidated Statements of Income, as discussed under that caption later in this section.

Our tax provision decreased by $91 million (21 percent) to $350 million in 2008 from a tax provision of $441 million in 2007 and reflected the impact associated with lower pretax income in 2008, a 2007 charge for a German legislative tax change, and $6 million of taxes in 2007 associated with additional interest on the ESOP settlement. This decrease was partially offset by $39 million in higher deferred compensation costs in 2008 and a higher tax rate in 2008. The higher 2008 tax rate reflected: (1) $29 million of income tax expense primarily related to an unfavorable U.S. Court of Federal Claims decision involving a refund claim associated with a 1994 tax planning transaction; (2) $19 million of income tax expense due primarily to prior years’ tax adjustments, including a settlement with the IRS that resulted in a lower than expected refund of taxes associated with a 1995 leasing transaction; and (3) $24 million of income tax expense related to the tax treatment of funds received from certain foreign subsidiaries.

Equity in (Losses) Earnings

2009 Compared to 2008

Equity in losses of $66 million in 2009 increased by $81 million from equity in earnings of $15 million in 2008 and primarily reflected a $30 million impairment charge in 2009 associated with a Luxury segment joint venture investment that we determined to be fully impaired (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information). The decrease in joint venture equity earnings also reflected an unfavorable comparison to $15 million of equity earnings in 2008 from a joint venture that sold portfolio assets and had significant associated gains, and $5 million of earnings in 2008 from another joint venture primarily reflecting insurance proceeds received by that joint venture. Further contributing to the decline were $24 million of decreased earnings in 2009 for a Timeshare segment joint venture residential and fractional project, $7 million of equity losses associated with a North American Limited-Service segment joint venture, a $3 million impairment and $2 million of other equity losses associated with an International segment joint venture, and $9 million of equity losses at certain other joint ventures, all of which were negatively affected by the weak demand environment. The unfavorable impacts also included a $3 million impairment charge for a joint venture that is not allocated to one of our segments and for which we do not expect to recover our investment. These decreases were partially offset by an unfavorable $11 million impact in 2008 associated with tax law changes in a country in which two international joint ventures operate and a 2008 impairment charge of $9 million associated with one Luxury segment joint venture under development. See the “Other Charges” section of Footnote No. 21, “Restructuring Costs and Other Charges,” for more information on some of these joint venture impairments.

2008 Compared to 2007

Equity in earnings of $15 million in 2008 decreased $12 million from earnings of $3 million in 2007 and primarily reflected $14 million of increased earnings from a joint venture, which sold portfolio assets in 2008 and had significant associated gains, $10 million of favorable variances for three joint ventures that experienced losses due to start-up costs in the prior year, and $5 million of increased earnings from an International segment joint venture primarily reflecting insurance proceeds received by that joint venture in 2008, partially offset by an unfavorable $11 million impact associated with tax law changes in a country in which two international joint ventures operate, an impairment charge of $9 million associated with one Luxury segment joint venture under development, and a $7 million impact related to contract cancellation allowances recorded at one Timeshare segment joint venture (see the “Other Charges” section of Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K for more information on the impairment and contract cancellation allowances). In 2007, we also recorded a $12 million loan loss provision related to one property where we have a joint venture investment that is not allocated to one of our segments, which as discussed in Footnote No. 1, “Significant Accounting Policies,” we now classify under the “Equity in (losses) earnings” caption in our Consolidated Statements of Income.

Net Losses Attributable to Noncontrolling Interests

2009 Compared to 2008

Net losses attributable to noncontrolling interests decreased by $8 million in 2009 to $7 million, compared to $15 million in 2008. The benefit for net losses attributable to noncontrolling interests in 2009 of $7 million are net of tax and reflected our partners’ share of losses totaling $11 million associated with joint ventures we consolidate, net of our partners’ share of tax benefits of $4 million associated with the losses.

2008 Compared to 2007

Net losses attributable to noncontrolling interests increased by $14 million in 2008 to $15 million. The benefits for net losses attributable to noncontrolling interests in 2008 of $15 million are net of tax and reflected our partners’ share of losses totaling $24 million associated with joint ventures we consolidate, net of our partners’ share of tax benefits of $9 million associated with the losses.

(Loss) Income from Continuing Operations

2009 Compared to 2008

Compared to the prior year, loss from continuing operations increased by $697 million (203 percent) to a 2009 loss of $353 million from 2008 income of $344 million, loss from continuing operations attributable to Marriott increased by $705 million (196 percent) to a 2009 loss of $346 million from 2008 income of $359 million, and diluted losses per share from continuing operations attributable to Marriott increased by $1.94 (200 percent) to $0.97 per share from earnings of $0.97 per share. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $697 million increase in loss from continuing operations compared to the prior year was due to 2009 Timeshare strategy impairment charges ($752 million), lower incentive management fees ($157 million), lower base management and franchise fees ($156 million), lower equity in earnings ($81 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($69 million), lower interest income ($14 million), lower gains and other income ($7 million), and lower Timeshare sales and services revenue net of direct expenses ($6 million). Lower income taxes ($415 million), lower general, administrative, and other expenses ($81 million), lower interest expense ($45 million), and lower restructuring costs ($4 million) partially offset the unfavorable variances.

2008 Compared to 2007

Compared to the prior year, income from continuing operations decreased by $352 million (51 percent) to $344 million in 2008, income from continuing operations attributable to Marriott increased by $338 million (48 percent) to $359 million in 2008, and diluted earnings per share from continuing operations attributable to Marriott decreased by $0.76 (44 percent) to $0.97. As discussed in more detail in the preceding sections beginning with “Operating Income,” the decrease in income from continuing operations versus the prior year was due to lower Timeshare sales and services revenue net of direct expenses ($261 million), lower gains and other income ($59 million), lower incentive management fees ($58 million), restructuring costs recorded in 2008 ($55 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($41 million), and higher general, administrative, and other expenses ($30 million). Partially offsetting these unfavorable variances were lower income taxes ($91 million), higher base management and franchise fees ($27 million), lower interest expense ($21 million), higher equity in earnings ($12 million), and higher interest income ($1 million).

Business Segments

We are a diversified hospitality company with operations in five business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, Luxury Lodging, and Timeshare. In 2007, we exited the synthetic fuel business, which was formerly a separate segment but which we now report under discontinued operations.

See Footnote No. 19, “Business Segments” for further information on: (1) our segments including how we aggregate our individual brands into each segment, and other information about each segment, including: revenues; (loss) income from continuing operations attributable to Marriott; net losses attributable to noncontrolling interests; and equity in earnings (losses) of equity method investees; (2) revenues, financial results, and fixed assets associated with operations outside the United States; and (3) selling expenses.

At year-end 2009, we operated or franchised the following properties by segment (excluding 2,072 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	322	13	335	125,863	4,837	130,700
Marriott Conference Centers	11	—	11	3,243	—	3,243
JW Marriott	15	1	16	7,902	221	8,123
Renaissance Hotels	77	2	79	28,569	786	29,355
Renaissance ClubSport	2	—	2	349	—	349

	427	16	443	165,926	5,844	171,770
North American Limited-Service Lodging Segment (1)
Courtyard	768	16	784	107,640	2,847	110,487
Fairfield Inn & Suites	620	8	628	55,622	903	56,525
SpringHill Suites	255	1	256	29,846	124	29,970
Residence Inn	591	16	607	70,995	2,308	73,303
TownePlace Suites	184	—	184	18,451	—	18,451

	2,418	41	2,459	282,554	6,182	288,736
International Lodging Segment (1)
Marriott Hotels & Resorts	4	152	156	2,765	43,584	46,349
JW Marriott	1	26	27	387	9,953	10,340
Renaissance Hotels	—	62	62	—	20,878	20,878
Courtyard	—	74	74	—	14,719	14,719
Fairfield Inn & Suites	—	1	1	—	206	206
Residence Inn	—	1	1	—	109	109
Marriott Executive Apartments	—	23	23	—	3,880	3,880

	5	339	344	3,152	93,329	96,481
Luxury Lodging Segment
The Ritz-Carlton	40	34	74	12,115	10,171	22,286
Bulgari Hotels & Resorts	—	2	2	—	117	117
The Ritz-Carlton-Residential (2)	25	1	26	2,613	93	2,706
The Ritz-Carlton Serviced Apartments	—	3	3	—	474	474

	65	40	105	14,728	10,855	25,583
Timeshare Segment (3)
Marriott Vacation Club	41	11	52	9,728	2,126	11,854
The Ritz-Carlton Destination Club	7	2	9	339	122	461
The Ritz-Carlton Residences (2)	3	1	4	222	15	237
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Grand Residences by Marriott-Residential (1), (2)	2	—	2	91	—	91

	54	15	69	10,579	2,312	12,891

Total	2,969	451	3,420	476,939	118,522	595,461

(1)	North American includes properties located in the continental United States and Canada. International includes properties located outside the continental United States and Canada.
(2)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.
(3)	Includes resorts that are in active sales as well as those that are sold-out. Products in active sales may not be ready for occupancy.

2009 Compared to 2008

We added 254 properties (37,714 rooms) and 17 properties (3,476 rooms) exited the system in 2009, not including residential products. We also added 5 residential properties (568 units) in 2009.

Total segment financial results decreased by $1,162 million (100 percent) to $4 million in 2009 from $1,166 million in 2008, and total segment revenues decreased by $1,986 million to $10,831 million in 2009, a 15 percent decrease from total segment revenues of $12,817 million in 2008. As discussed in more detail earlier in this report, demand was weaker in 2009 than 2008.

The decrease in revenues included a $1,152 million decrease in cost reimbursements revenue, which does not impact operating income or net income attributable to Marriott. The results, compared to 2008, reflected $685 million of Timeshare impairment charges ($614 million of which were reported in the “Timeshare strategy-impairment charges” caption and $71 million of which we reported in the “Timeshare strategy-impairment charges (non-operating)” caption of our Consolidated Statements of Income. See the “Timeshare strategy-impairment charges” section for more information on the impairments), $157 million of lower incentive management fees, a $156 million decrease in combined 2009 base management and franchise fees, $85 million of owned, leased, corporate housing, and other revenue net of direct expenses, $63 million of lower equity joint venture results, $18 million of higher restructuring costs, a $13 million decrease in net losses attributable to a noncontrolling interests benefit, a decrease of $9 million in gains and other income, and a decrease of $6 million in Timeshare sales and services revenue net of direct expenses, partially offset by $30 million of decreased general, administrative, and other expenses. As discussed in the “Restructuring Costs and Other Charges” section, these decreases included $80 million in other charges, with $57 million recorded in general, administrative, and other expenses and $23 million recorded in Timeshare sales and services revenue net of direct expenses.

The $156 million decrease in combined base management and franchise fees reflected lower demand and significantly lower RevPAR in 2009. Incentive management fees decreased by $157 million and reflected lower property-level operating revenues and margins associated with weak demand, somewhat offset by property-level cost controls. With lower property-level operating income, many managed properties did not earn sufficient income to achieve owner priority returns and, as a result, we earned no incentive fees from those properties. In 2009, 67 percent of our incentive fees were derived from hotels outside North America versus 49 percent in 2008.

Systemwide RevPAR, which includes data from our franchised properties, in addition to our owned, leased, and managed properties, for comparable North American properties decreased by 17.2 percent, and RevPAR for our comparable North American company-operated properties decreased by 18.5 percent.

Systemwide RevPAR for comparable international properties decreased by 17.9 percent, and RevPAR for comparable international company-operated properties decreased by 18.0 percent. Worldwide RevPAR for comparable systemwide properties decreased by 17.3 percent (18.4 percent using actual dollars) and worldwide RevPAR for comparable company-operated properties decreased by 18.3 percent (20.0 percent using actual dollars).

Compared to 2008, worldwide comparable company-operated house profit margins in 2009 decreased by 380 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) decreased by 25.7 percent on a constant U.S. dollar basis, reflecting the impact of very tight cost control plans in 2009 at properties in our system, more than offset by the impact of year-over-year RevPAR decreases. International company-operated house profit margins declined by 270 basis points, and HP-PAR at our International managed properties decreased by 22.0 percent reflecting significant cost control plans at properties, more than offset by the impact of decreased demand. North American company-operated house profit margins declined by 440 basis points, and HP-PAR at our North American managed properties decreased by 27.7 percent also reflecting significant cost control plans at properties, more than offset by the impact of decreased demand. HP-PAR at our North American limited-service managed properties decreased by 28.7 percent, reflecting cost control plans at properties, more than offset by the impact of decreased demand.

2008 Compared to 2007

We added 215 properties (32,842 rooms) and 42 properties (7,525 rooms) exited the system in 2008, not including residential products. We also added six residential properties (567 units) in 2008.

Total segment financial results decreased by $422 million (27 percent) to $1,166 million in 2008 from $1,588 million in the prior year, and total segment revenues decreased by $92 million to $12,817 million in 2008, a 1 percent decrease from revenues of $12,909 million in 2007. While demand was weaker in 2008 compared to 2007, international and full-service properties experienced stronger demand than luxury and limited-service properties. The decrease in revenues included a $259 million increase in cost reimbursements revenue, which does not impact operating income or net income. The results, compared to the year-ago period, reflected a decrease of $261 million in Timeshare sales and services revenue net of direct expenses, $58 million of lower incentive management fees, $51 million of increased general, administrative, and other expenses, a decrease of $37 million in gains and other income, $29 million of restructuring costs recorded in 2008, a decrease of $22 million in owned, leased, corporate housing, and other revenue net of direct expenses, and $14 million of lower equity joint venture results. These unfavorable variances were partially offset by a $27 million (3 percent) increase in combined base management and franchise fees to $1,086 million in the 2008 period from $1,059 million in 2007 and a $23 million increase in net losses attributable to noncontrolling interests.

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

Compared to the year-ago period, worldwide comparable company-operated house profit margins in 2008 decreased by 70 basis points, reflecting the impact of stronger year-over-year RevPAR associated with international properties and very tight cost control plans in 2008 at properties in our system, more than offset by the impact of year-over-year RevPAR decreases associated with properties in North America reflecting weaker demand and also higher expenses in North America primarily due to increased utilities and payroll costs. North American company-operated house profit margins declined by 140 basis points reflecting significant cost control plans at properties, more than offset by the impact of decreased demand and higher operating costs, including those associated with wages and benefits and utilities. For 2008, HP-PAR at our North American managed properties decreased by 5.8 percent. HP-PAR at our North American limited-service managed properties decreased by 8.0 percent, and worldwide HP-PAR for all our brands increased by 2.6 percent on a constant U.S. dollar basis.

Lodging Development

We opened 254 properties, totaling 37,714 rooms, across our brands in 2009 and 17 properties (3,476 rooms) left the system, not including residential products. We also added 5 residential properties (568 units). Highlights of the year included:

•	Converting 19 properties (3,989 rooms), or 10 percent of our gross room additions for the year, from other brands, and 13 percent of those rooms were located in international markets;

•	Opening approximately 23 percent of all the new rooms outside the United States;

•	Adding 207 properties (24,346 rooms) to our North American Limited-Service brands; and

•

Opening two new Marriott Vacation Club properties, one in Marco Island, Florida, and the other in Bangkok, Thailand. We also opened one Ritz-Carlton Destination Club property and one Ritz-Carlton Residences property in Kapalua Bay, Hawaii, one Ritz-Carlton Destination Club property in Lake Tahoe, California, and one Grand Residences by Marriott property in Kauai, Hawaii.

We currently have approximately 100,000 hotel rooms under construction, awaiting conversion, or approved for development in our hotel development pipeline and we expect to add 25,000 to 30,000 hotel rooms (gross) to our system in 2010.

We believe that we have access to sufficient financial resources to finance our growth, as well as to support our ongoing operations and meet debt service and other cash requirements. Nonetheless, our ability to develop and update our brands and the ability of hotel developers to build or acquire new Marriott-branded properties, both of which are important parts of our growth plan, depend in part on capital access, availability and cost for other hotel developers and third-party owners. These growth plans are subject to numerous risks and uncertainties, many of which are outside of our control. See the “Forward-Looking Statements” and “Risks and Uncertainties” captions earlier in this report and the “Liquidity and Capital Resources” caption later in this report.

Statistics

The following tables show occupancy, average daily rate, and RevPAR for comparable properties, for each of the brands in our North American Full-Service and North American Limited-Service segments, for our International segment by region, and the principal brand in our Luxury segment, The Ritz-Carlton. We have not presented statistics for company-operated Fairfield Inn & Suites properties in these tables because we operate only a limited number of properties, as the brand is predominantly franchised, and such information would not be meaningful (identified as “nm” in the tables that follow). Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

The occupancy, average daily rate, and RevPAR statistics used throughout this report for 2009 include the 52 weeks from January 3, 2009, through January 1, 2010, for 2008 include the 53 weeks from December 29, 2007, through January 2, 2009, and for 2007 include the 52 weeks from December 30, 2006, through December 28, 2007 (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes the period from January 1 through December 31 for each year).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	2009	Change vs. 2008		2009	Change vs. 2008
Marriott Hotels & Resorts (2)
Occupancy	66.3%	-4.3%	pts.	63.4%	-4.6%	pts.
Average Daily Rate	$157.81	-11.8%		$145.16	-11.6%
RevPAR	$104.60	-17.2%		$92.09	-17.5%

Renaissance Hotels
Occupancy	65.3%	-4.2%	pts.	63.8%	-4.3%	pts.
Average Daily Rate	$153.71	-10.7%		$140.75	-10.9%
RevPAR	$100.42	-16.1%		$89.75	-16.5%

Composite North American Full-Service (3)
Occupancy	66.1%	-4.3%	pts.	63.5%	-4.5%	pts.
Average Daily Rate	$157.10	-11.6%		$144.42	-11.5%
RevPAR	$103.87	-17.0%		$91.70	-17.3%

The Ritz-Carlton North America
Occupancy	61.5%	-6.5%	pts.	61.5%	-6.5%	pts.
Average Daily Rate	$280.76	-14.9%		$280.76	-14.9%
RevPAR	$172.61	-23.1%		$172.61	-23.1%

Composite North American Full-Service and Luxury (4)
Occupancy	65.7%	-4.5%	pts.	63.4%	-4.6%	pts.
Average Daily Rate	$167.93	-12.2%		$151.75	-11.9%
RevPAR	$110.30	-17.8%		$96.18	-17.9%

Residence Inn
Occupancy	69.5%	-5.3%	pts.	70.7%	-4.5%	pts.
Average Daily Rate	$114.27	-10.0%		$113.86	-9.2%
RevPAR	$79.38	-16.4%		$80.48	-14.6%

Courtyard
Occupancy	61.2%	-5.8%	pts.	62.8%	-5.1%	pts.
Average Daily Rate	$109.78	-14.2%		$111.20	-11.7%
RevPAR	$67.15	-21.7%		$69.87	-18.3%

Fairfield Inn & Suites
Occupancy	nm	nm		60.8%	-5.4%	pts.
Average Daily Rate	nm	nm		$84.62	-8.1%
RevPAR	nm	nm		$51.41	-15.6%

TownePlace Suites
Occupancy	61.3%	-7.4%	pts.	62.8%	-5.9%	pts.
Average Daily Rate	$77.40	-11.5%		$81.60	-9.2%
RevPAR	$47.45	-21.1%		$51.24	-16.9%

SpringHill Suites
Occupancy	61.3%	-6.9%	pts.	62.7%	-5.2%	pts.
Average Daily Rate	$97.32	-11.0%		$98.97	-9.2%
RevPAR	$59.63	-20.0%		$62.01	-16.1%

Composite North American Limited-Service (5)
Occupancy	63.5%	-5.8%	pts.	64.5%	-5.1%	pts.
Average Daily Rate	$108.33	-12.7%		$104.55	-10.0%
RevPAR	$68.83	-20.0%		$67.40	-16.6%

Composite North American (6)
Occupancy	64.8%	-5.1%	pts.	64.0%	-4.9%	pts.
Average Daily Rate	$142.86	-12.2%		$122.71	-10.9%
RevPAR	$92.52	-18.5%		$78.59	-17.2%

(1)

Statistics are for properties located in the continental United States and Canada for the fifty-two and fifty-three weeks ended January 1, 2010, and January 2, 2009, respectively, except for The Ritz-Carlton for which the statistics are for the twelve months ended December 31, 2009, and December 31, 2008.

(2)	Marriott Hotels & Resorts includes JW Marriott properties.
(3)	Composite North American Full-Service statistics include Marriott Hotels & Resorts and Renaissance Hotels properties.
(4)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels, and The Ritz-Carlton properties.
(5)	Composite North American Limited-Service statistics include Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites properties.
(6)

Composite North American statistics include Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton properties.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2009	Change vs. 2008		2009	Change vs. 2008
Caribbean and Latin America (2)
Occupancy	67.0%	-7.6%	pts.	63.6%	-6.9%	pts.
Average Daily Rate	$175.43	-10.8%		$158.85	-10.8%
RevPAR	$117.59	-19.8%		$101.02	-19.6%

Continental Europe (2)
Occupancy	66.9%	-3.3%	pts.	65.3%	-4.0%	pts.
Average Daily Rate	$161.17	-11.9%		$162.33	-11.8%
RevPAR	$107.83	-16.0%		$106.00	-16.9%

United Kingdom (2)
Occupancy	72.5%	-3.0%	pts.	72.0%	-3.0%	pts.
Average Daily Rate	$139.81	-7.5%		$139.01	-7.6%
RevPAR	$101.41	-11.1%		$100.03	-11.3%

Middle East and Africa (2)
Occupancy	68.6%	-9.1%	pts.	68.6%	-9.1%	pts.
Average Daily Rate	$137.31	-8.1%		$137.31	-8.1%
RevPAR	$94.21	-18.9%		$94.21	-18.9%

Asia Pacific (2), (3)
Occupancy	63.6%	-4.5%	pts.	64.1%	-5.1%	pts.
Average Daily Rate	$127.12	-15.5%		$136.15	-12.9%
RevPAR	$80.80	-21.1%		$87.33	-19.3%

Regional Composite (4), (5)
Occupancy	67.3%	-4.6%	pts.	66.1%	-4.9%	pts.
Average Daily Rate	$149.15	-11.4%		$149.93	-11.0%
RevPAR	$100.44	-17.1%		$99.11	-17.2%

International Luxury (6)
Occupancy	56.8%	-7.2%	pts.	56.8%	-7.2%	pts.
Average Daily Rate	$317.16	-12.2%		$317.16	-12.2%
RevPAR	$179.99	-22.1%		$179.99	-22.1%

Total International (7)
Occupancy	66.3%	-4.9%	pts.	65.3%	-5.1%	pts.
Average Daily Rate	$163.64	-11.9%		$161.89	-11.5%
RevPAR	$108.45	-18.0%		$105.78	-17.9%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through December 31. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2008 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.
(6)	Includes The Ritz-Carlton properties located outside of the continental United States and Canada and Bulgari Hotels & Resorts properties.
(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2009	Change vs. 2008		2009	Change vs. 2008
Composite Luxury (2)
Occupancy	59.5%	-6.8%	pts.	59.5%	-6.8%	pts.
Average Daily Rate	$295.11	-13.8%		$295.11	-13.8%
RevPAR	$175.66	-22.7%		$175.66	-22.7%

Total Worldwide (3)
Occupancy	65.2%	-5.0%	pts.	64.2%	-4.9%	pts.
Average Daily Rate	$148.61	-12.1%		$128.92	-10.9%
RevPAR	$96.86	-18.3%		$82.83	-17.3%

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
(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the fifty-two and fifty-three weeks ended January 1, 2010, and January 2, 2009, respectively. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the twelve months ended December 31, 2009, and December 31, 2008.

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

Fairfield Inn & Suites
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

(1)

Statistics are for properties located in the continental United States and Canada for the fifty-three and fifty-two weeks ended January 2, 2009, and December 28, 2007, respectively, except for The Ritz-Carlton for which the statistics are for the twelve months ended December 31, 2008, and December 31, 2007.

(2)	Marriott Hotels & Resorts includes JW Marriott properties.
(3)	Composite North American Full-Service statistics include Marriott Hotels & Resorts and Renaissance Hotels properties.
(4)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels, and The Ritz-Carlton properties.
(5)	Composite North American Limited-Service statistics include Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites properties.
(6)

Composite North American statistics include Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton properties.

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

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through December 31. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2007 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.
(6)	Includes The Ritz-Carlton properties located outside of the continental United States and Canada and Bulgari Hotels & Resorts properties.
(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2008	Change vs. 2007		2008	Change vs. 2007
Composite Luxury (2)
Occupancy	69.2%	-1.9%	pts.	69.2%	-1.9%	pts.
Average Daily Rate	$326.63	2.7%		$326.63	2.7%
RevPAR	$225.87	-0.1%		$225.87	-0.1%

Total Worldwide (3)
Occupancy	70.4%	-2.3%	pts.	69.5%	-2.6%	pts.
Average Daily Rate	$170.20	2.1%		$146.02	2.2%
RevPAR	$119.88	-1.1%		$101.48	-1.5%

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
(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the fifty-three and fifty-two weeks ended January 2, 2009, and December 28, 2007, respectively. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the twelve months ended December 31, 2008, and December 31, 2007.

North American Full-Service Lodging includes Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott, Renaissance Hotels, and Renaissance ClubSport.

				Annual Change
($ in millions)	2009	2008	2007	2009/2008	2008/2007
Segment revenues	$4,848	$5,631	$5,476	-14%	3%

Segment results	$272	$419	$478	-35%	-12%

2009 Compared to 2008

In 2009, across our North American Full-Service Lodging segment, we added 11 properties (3,645 rooms) and 3 properties (800 rooms) left the system.

In 2009, RevPAR for comparable company-operated North American full-service properties decreased by 17.0 percent to $103.87, occupancy decreased by 4.3 percentage points to 66.1 percent, and average daily rates decreased by 11.6 percent to $157.10.

The $147 million decrease in segment results, compared to 2008, primarily reflected a $71 million decrease in incentive management fees, a $60 million decrease in base management and franchise fees, a $15 million decrease in owned, leased, and other revenue net of direct expenses, and a $3 million increase in general, administrative, and other expenses, partially offset by a $4 million increase in gains and other income.

The $71 million decrease in incentive management fees was largely due to lower property-level revenue and margins in 2009 compared to 2008, a result of weak demand, partially offset by property-level cost controls. Fifty-one properties paid incentive fees in 2009 compared to 101 in 2008. The $60 million decrease in base management and franchise fees was primarily driven by lower RevPAR.

Owned, leased, and other revenue, net of direct expenses, decreased $15 million and primarily reflected $18 million of net losses in 2009 associated with several properties with weak demand, partially offset by a favorable variance of $3 million related to a property that was being renovated, and as a result was not operating at full capacity during 2008.

The $4 million increase in gains and other income primarily reflected a favorable variance associated with one property that was sold for a loss in the 2008 period.

The $3 million decrease in general, administrative, and other expenses primarily reflected an $8 million impairment charge related to the write-off of contract acquisition costs for one property and a $7 million impairment charge related to a security deposit, both of which we deemed unrecoverable in 2009 (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information), which were mostly offset by $12 million in cost reductions.

Cost reimbursements revenue and expenses associated with our North American Full-Service segment properties totaled $4,322 million in 2009, compared to $4,951 million in 2008.

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

North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

				Annual Change
($ in millions)	2009	2008	2007	2009/2008	2008/2007
Segment revenues	$1,986	$2,233	$2,198	-11%	2%

Segment results	$265	$395	$461	-33%	-14%

2009 Compared to 2008

In 2009, across our North American Limited-Service Lodging segment, we added 207 properties (24,346 rooms) and 4 properties (588 rooms) left the system. The properties that left the system were mainly franchised hotels associated with our Fairfield Inn & Suites brand.

In 2009, RevPAR for comparable company-operated North American limited-service properties decreased by 20.0 percent to $68.83, occupancy for these properties decreased by 5.8 percentage points to 63.5 percent, and average daily rates decreased by 12.7 percent to $108.33.

The $130 million decrease in segment results, compared to 2008, reflected $59 million of lower base management and franchise fees, $35 million of lower incentive management fees, $17 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, $9 million of lower joint venture equity earnings, $6 million of lower gains and other income, and $4 million of higher general, administrative, and other expenses.

The $59 million decrease in base management and franchise fees was largely due to lower demand and significantly lower RevPAR, partially offset by new unit growth. The $35 million decrease in incentive management fees was largely due to lower property-level revenue and margins resulting from weak demand, partially offset by property-level cost controls. Twenty-three properties paid incentive fees in 2009, compared to 256 in 2008.

The $17 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected $11 million in lower revenue and property-level margins associated with weaker demand at certain leased properties and $6 million of lower property-level margins associated with our corporate housing business. The $9 million decrease in joint venture equity earnings primarily reflected equity losses at one of our joint ventures as the related properties experienced weak demand.

The $4 million increase in general, administrative, and other expenses primarily reflected a $42 million impairment charge related to two security deposits that we deemed unrecoverable in 2009 due, in part, to our decision not to fund certain cash flow shortfalls, mostly offset by a $15 million accrual in 2008 for the expected funding of those cash flow shortfalls and an $11 million reversal in 2009 of the remaining balance of that 2008 accrual due to the decision to no longer fund those cash flow shortfalls (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information). The net increase of $16 million associated with the 2008 accrual and 2009 impairment charge was partially offset by an $11 million decrease in general, administrative, and other expenses, primarily reflecting cost reductions that were part of our cost containment efforts.

The $6 million decrease in gains and other income reflected the lack of dividend distributions in the current year from one joint venture, which had a decline in available cash flow as a result of the weak demand environment.

Cost reimbursements revenue and expenses associated with our North American Limited-Service segment properties totaled $1,419 million in 2009, compared to $1,541 million in 2008.

2008 Compared to 2007

In 2008, across our North American Limited-Service Lodging segment, we added 168 properties (19,747 rooms) and 21 properties (2,519 rooms) left the system. The properties that left the system were primarily associated with our Fairfield Inn & Suites brand.

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

The $14 million increase in general, administrative, and other expenses reflected a $15 million charge related to a shortfall funding under a guarantee (see the “Other Charges” caption in Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K for more information). The $13 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected $6 million of franchise agreement termination fees received in 2007, which were primarily associated with Fairfield Inn & Suites brand properties that left our system, and $7 million of lower income due to lower revenue and property-level margins associated with weaker demand at certain leased properties.

Cost reimbursements revenue and expenses associated with our North American Limited-Service segment properties totaled $1,541 million in 2008, compared to $1,470 million in 2007.

International Lodging includes International Marriott Hotels & Resorts, International JW Marriott, International Renaissance Hotels, International Courtyard, International Fairfield Inn & Suites, International Residence Inn, and Marriott Executive Apartments.

				Annual Change
($ in millions)	2009	2008	2007	2009/2008	2008/2007
Segment revenues	$1,145	$1,544	$1,594	-26%	-3%

Segment results	$129	$246	$271	-48%	-9%

2009 Compared to 2008

In 2009, across our International Lodging segment, we added 30 properties (8,734 rooms) and 8 properties (1,714 rooms) left the system largely due to quality issues.

In 2009, RevPAR for comparable company-operated international properties decreased by 18.0 percent to $108.45, occupancy for these properties decreased by 4.9 percentage points to 66.3 percent, and average daily rates decreased by 11.9 percent to $163.64. RevPAR declined in most markets around the world.

The $117 million decrease in segment results in 2009, compared to 2008, primarily reflected a $45 million decrease in incentive management fees, a $40 million decrease in owned, leased, and other revenue net of direct expenses, a $25 million decrease in base management and franchise fees, an $8 million decrease in gains and other income, a decrease of $9 million in joint venture equity earnings, and $2 million in restructuring costs, partially offset by an $11 million decrease in general, administrative, and other expenses.

The $45 million decrease in incentive management fees was largely due to lower property-level margins, driven by weak demand and, to a lesser extent, unfavorable foreign exchange rates compared to 2008, partially offset by property-level cost controls. The $25 million decrease in base management and franchise fees was driven mainly by lower RevPAR, impacted by weak demand and, to a lesser extent, unfavorable foreign exchange rates, somewhat offset by the impact of new room additions.

The $40 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected $23 million of weaker results, driven by weak demand and lower RevPAR at some owned and leased properties, $13 million of lower termination fees, and $3 million of lower income reflecting conversions from leased properties to managed properties.

The $8 million decrease in gains and other income reflected miscellaneous gain activity in 2008 that did not occur in 2009. Restructuring costs totaling $2 million reflected severance and fringe benefit costs. See the Footnote No. 21, “Restructuring Costs and Other Charges” for more information.

The $9 million decrease in joint venture equity earnings was primarily driven by a $3 million impairment charge and $12 million in lower equity results at three joint ventures primarily reflecting lower demand. See Footnote No. 21, “Restructuring Costs and Other Charges” for more information on the joint venture impairment. The decrease also reflected an $11 million unfavorable impact in 2008 associated with tax law changes in a country in which two joint ventures operate, partially offset by a $5 million favorable impact associated with insurance proceeds received by one of those same joint ventures in 2008.

The $11 million decrease in general, administrative, and other expenses reflected $15 million in cost reductions due to our cost containment efforts, partially offset by $3 million in guarantee reserves for two properties. See the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information.

Cost reimbursements revenue and expenses associated with our International segment properties totaled $529 million in 2009, compared to $707 million in 2008.

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

Luxury Lodging includes The Ritz-Carlton and Bulgari Hotels & Resorts.

				Annual Change
($ in millions)	2009	2008	2007	2009/2008	2008/2007
Segment revenues	$1,413	$1,659	$1,576	-15%	5%

Segment results	$17	$78	$72	-78%	8%

2009 Compared to 2008

In 2009, across our Luxury Lodging segment, we added 5 properties (916 rooms) and 1 property (374 rooms) left the system. In addition, we added 3 residential products (453 units) in 2009.

In 2009, RevPAR for comparable company-operated luxury properties decreased by 22.7 percent to $175.66, occupancy for these properties decreased by 6.8 percentage points to 59.5 percent, and average daily rates decreased by 13.8 percent to $295.11. Luxury Lodging has been particularly hurt by weak demand associated with the financial services industry and other corporate group business.

The $61 million decrease in segment results, compared to 2008, reflected a $20 million decrease in joint venture equity earnings, a $17 million decrease in base management fees, $13 million of lower owned, leased, and other revenue net of direct expenses, a $6 million decrease in incentive management fees, and $5 million of increased general, administrative, and other expenses.

The $20 million decrease in joint venture equity earnings primarily reflected a $30 million impairment charge in 2009 associated with a joint venture investment that we determined to be fully impaired, partially offset by a $9 million impairment charge associated with a joint venture investment that we determined to be fully impaired in 2008 (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information).

The $17 million decrease in base management fees was largely driven by RevPAR declines associated with weaker demand. The $6 million decrease in incentive management fees was largely due to lower property-level revenue and margins in 2009 compared to 2008, a result of weak demand, partially offset by property-level cost controls and new unit growth.

The $13 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected $5 million of lower results at three properties driven by weak demand and the resulting RevPAR declines in 2009 and $6 million of lower residential branding fees.

The $5 million increase in general, administrative, and other expenses in 2009 reflected $4 million in bad debt expense related to an accounts receivable balance we deemed to be uncollectible, $5 million of expenses primarily related to write-offs of other assets that we deemed non-recoverable, $3 million in start-up costs related to a new brand, and a $2 million performance cure payment for one property, partially offset by $9 million in cost reductions related to our cost containment efforts.

Cost reimbursements revenue and expenses associated with our Luxury segment properties totaled $1,143 million in 2009, compared to $1,350 million in 2008.

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

The $6 million increase in segment results, compared to 2007, reflected a $7 million increase in base management and incentive management fees and $18 million of higher owned, leased, and other revenue net of direct expenses, partially offset by $8 million of increased general, administrative, and other expenses, an $8 million decrease in joint venture equity earnings, $1 million of restructuring costs recorded in 2008, (see Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K for additional information), and a $1 million decrease in gains and other income. The increase in fees over the year-ago period reflected new properties added to the system, partially offset by the receipt in 2007 of $5 million of business interruption insurance proceeds associated with hurricanes in prior years.

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

The $8 million increase in general, administrative, and other expenses primarily reflected costs associated with unit growth and development as well as bad debt expense related to accounts receivable deemed uncollectible (see the “Other Charges” caption in Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K for more information).

The $8 million decrease in joint venture equity earnings primarily reflected a $9 million impairment charge associated with a joint venture investment that we determined to be fully impaired in 2008 (see the “Other Charges” caption in Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K for more information).

Cost reimbursements revenue and expenses associated with our Luxury segment properties totaled $1,350 million in 2008, compared to $1,307 million in 2007.

Timeshare includes our Marriott Vacation Club, The Ritz-Carlton Club and Residences, and Grand Residences by Marriott brands.

				Annual Change
($ in millions)	2009	2008	2007	2009/2008	2008/2007
Segment Revenues
Segment revenues	$1,439	$1,750	$2,065	-18%	-15%

Segment Results
Base management fee revenue	$47	$42	$43
Timeshare sales and services, net	83	89	350
Timeshare strategy-impairment charges (operating)	(614)	—	—
Restructuring costs	(45)	(28)	—
Joint venture equity (losses) earnings	(12)	11	10
Gains and other income	2	—	—
Net losses attributable to noncontrolling interests	11	25	1
General, administrative, and other expense	(80)	(111)	(98)
Timeshare strategy-impairment charges (non-operating)	(71)	—	—

Segment results	$(679)	$28	$306	-2,525%	-91%

Sales and Services Revenue
Development	$626	$953	$1,208
Services	330	336	315
Financing	130	106	195
Other revenue	37	28	29

Sales and services revenue	$1,123	$1,423	$1,747	-21%	-19%

Contract Sales
Timeshare	$685	$1,081	$1,221
Fractional	28	35	44
Residential	8	10	(9)

Total company	721	1,126	1,256
Timeshare	—	—	33
Fractional	(21)	(6)	54
Residential	(35)	(44)	58

Total joint venture	(56)	(50)	145

Total Timeshare segment contract sales	$665	$1,076	$1,401	-38%	-23%

2009 Compared to 2008

Timeshare segment contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential ownership products before the adjustment for percentage-of-completion accounting. Timeshare segment contract sales decreased by $411 million (38 percent), compared to 2008, to $665 million from $1,076 million. The decrease in Timeshare segment contract sales in 2009, compared to 2008, reflected a $396 million decrease in timeshare contract sales and a $22 million decrease in fractional contract sales, partially offset by $7 million of lower residential net cancellation allowances on contract sales. Sales of fractional and timeshare intervals decreased significantly as a result of weak demand, but were partially offset by a decrease in cancellation allowances of $32 million, as compared with prior year, recorded in anticipation that a portion of contract revenue previously recorded under the percentage-of-completion method of accounting for certain residential and fractional projects will not be realized due to contract cancellations prior to closing (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information).

The $311 million decrease in Timeshare segment revenues to $1,439 million from $1,750 million primarily reflected a $300 million decrease in Timeshare sales and services revenue and a $16 million decrease in cost reimbursements revenue, partially offset by a $5 million increase in base management fees. The decrease in Timeshare sales and services revenue, compared to 2008, primarily reflected lower demand for timeshare intervals and to a lesser extent, residential products and the Asia Pacific points program, as well as lower revenue from projects with limited available inventory in 2009, and lower reacquired and resales revenue and services revenue. Partially offsetting the decrease was higher revenue from projects that became reportable subsequent to the 2008 fiscal year and higher financing revenue. Timeshare segment revenues in 2009 and 2008 included $46 million and $68 million, respectively, of interest income and note sale gains of $37 million and $16 million, respectively.

Segment losses of $679 million in 2009 increased by $707 million from $28 million of segment income in 2008, and reflected $685 million of impairments ($614 million of which we reported in the “Timeshare strategy-impairment charges” caption and $71 million of which we reported in the “Timeshare strategy-impairment charges (non-operating)” caption of our Consolidated Statements of Income. See “Timeshare strategy-impairment charges” section for more information on the impairments), $17 million of higher restructuring costs, $23 million in lower joint venture equity earnings, a $14 million decrease in net losses attributable to noncontrolling interests, and $6 million of lower Timeshare sales and services revenue net of direct expenses, partially offset by $31 million of lower general, administrative, and other expenses and $5 million of higher base management fees.

The $6 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected $50 million of lower development revenue net of product costs and marketing and selling costs and $17 million of lower services revenue net of expenses, mostly offset by $43 million of higher financing revenue net of financing expenses, $15 million of higher other revenue, net of expenses, and $3 million of higher reacquired and resales revenue, net of expenses. Lower development revenue net of product, marketing and selling costs primarily reflected lower revenue for timeshare intervals and to a lesser extent, lower revenue net of costs for our Asia Pacific points program, and a $10 million charge related to an issue with a state tax authority, partially offset by favorable reportability for several projects that reached revenue recognition reportability thresholds after 2008 and favorable variances from both a $22 million 2008 pretax impairment charge related to a joint venture that we fully consolidate ($10 million net of noncontrolling interest benefit) and a $9 million 2008 inventory write-down related to the termination of certain phases of timeshare development in Europe as noted in the “2008 Compared to 2007” discussion that follows.

The $43 million increase in financing revenue, net of financing costs, primarily reflected: (1) a $21 million increase in note sale gains, from $16 million in 2008, which included a $12 million charge related to hedge ineffectiveness, to $37 million in 2009, due to only one note sale in 2008 as compared with two note sales in 2009; (2) $22 million of increased residual interest accretion reflecting incremental accretion from the second quarter 2008, first quarter 2009, and fourth quarter 2009 note sales; (3) a $12 million decrease in the charge that reduced the valuation of residual interests to $20 million in 2009 from $32 million in 2008; and (4) a $13 million decrease in the cost of financing due to cost containment efforts. These favorable impacts were partially offset by $22 million of lower interest income because of lower notes receivable balances in 2009 due to the completion of the 2009 second and fourth quarter note sales; and $5 million of lower settlement revenue, net of expenses, due to lower settlement volume. The $20 million recorded charge for the reduced value of residual interests in 2009 consisted of a $19 million unfavorable impact for eight previously securitized pools that reached performance triggers as a result of increased defaults in 2009, partially offset by a $4 million benefit for the release of seven of the eight performance triggers later in 2009 due to improved loan performance, and a $5 million net unfavorable impact from changes in the assumptions for discount, default and prepayment rates that we used in our estimate of fair market value (see the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for more information).

The $17 million decrease in services revenue net of expenses was driven by lower rental revenue due to the weak demand and increased maintenance cost for unsold inventory. The $15 million increase in other revenue, net of expenses, was primarily a result of higher marketing and sales revenue.

The $17 million increase in restructuring costs reflected a $24 million increase in facilities exit costs and $1 million increase in severance costs, partially offset by an $8 million decrease in development cancellations (see the “Restructuring Costs and Other Charges” section for additional information).

The $31 million decrease in general, administrative, and other expenses reflected $33 million in cost savings primarily generated from the restructuring efforts initiated in 2008, which resulted in the elimination of certain positions and other cost reductions and a $4 million favorable variance due to development cancellations in 2008, partially offset by a $7 million 2009 write-off of capitalized software development costs related to a project for which we have decided not to pursue further development. See the “Other Charges” caption in the “Restructuring Costs and Other Charges” section for additional information on the write-off of capitalized software costs.

Joint venture equity earnings decreased by $23 million and primarily reflected decreased earnings from a joint venture, attributable to weak 2009 demand for a residential and fractional project.

The $14 million decrease in net losses attributable to noncontrolling interests primarily related to a $12 million noncontrolling interest benefit recorded in 2008 related to an impairment of a joint venture we consolidate.

Cost reimbursements revenue and expenses associated with Timeshare segment properties totaled $269 million in 2009, compared to $285 million in 2008.

2008 Compared to 2007

Timeshare segment contract sales decreased by $325 million (23 percent) compared to 2007 to $1,076 million from $1,401 million. The decrease in Timeshare segment contract sales in 2008, compared to the prior year, reflected a $173 million decrease in timeshare sales, an $83 million decrease in residential sales, and a $69 million decrease in fractional sales. The decrease in timeshare contract sales reflected the impact of projects approaching sellout and significantly lower demand. Sales of residential and fractional units were significantly impacted by weak demand, as well as increased cancellation allowances of $115 million recorded in anticipation that a portion of contract revenue previously recorded under the percentage-of-completion method for certain projects will not be realized due to contract cancellations prior to closing (see the “Other Charges” caption of Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K for additional information).

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

Segment results of $28 million in 2008 decreased by $278 million from $306 million in 2007, and reflected $261 million of lower Timeshare sales and services revenue net of direct expenses, $28 million of restructuring costs, and $13 million of higher general, administrative, and other expenses, partially offset by $24 million of higher net losses attributable to noncontrolling interests and $1 million in higher joint venture equity earnings.

The $261 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected $138 million of lower development revenue net of product costs and marketing and selling costs, $95 million of lower financing revenue net of financing expenses, $34 million of lower reacquired and resales revenue net of expenses, partially offset by $4 million of higher services revenue net of expenses, and $2 million of lower joint venture related expenses. Lower development revenue net of product costs and marketing and selling costs primarily reflected lower demand for timeshare interval, fractional, and residential projects, increased marketing and sales costs, lower revenue from several projects with limited available inventory in 2008, start-up costs in 2008 for newer projects, low reportability in 2008 associated with newer projects that have not yet reached revenue recognition reportability thresholds, revenue recognition for several projects in 2007 that reached reportability thresholds, a $9 million impact from inventory write-downs related to the termination of certain phases of timeshare development in Europe, and a $5 million net impact from contract cancellation allowances (see the “Other Charges” caption of Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K for additional information). In addition, development revenue net of product costs and marketing and selling costs reflected an impairment charge. We recorded a pretax charge of $22 million ($10 million net of noncontrolling interest benefit) in the 2008 third quarter within the “Timeshare-direct” caption of our Consolidated Statements of Income related to the impairment of a fractional and whole ownership real estate project held for development by a joint venture that we consolidate. We made the adjustment in accordance with the guidance for accounting for the impairment or disposal of long-lived assets to adjust the carrying value of the real estate to its estimated fair value at year-end 2008. The predominant items we considered in our analysis were the downturn in market conditions including contract cancellations, and tightening in the credit markets, especially for jumbo mortgage loans. We estimated the fair value of the inventory utilizing a probability weighted cash flow model that reflected our expectations of future performance discounted at a 10 year risk-free interest rate determined from the yield curve for U.S. Treasury instruments (3.68 percent). The $25 million noncontrolling interests benefit reflected our joint venture partner’s portion of the losses of subsidiaries that we consolidate. The $25 million noncontrolling interests benefit also reflected the impact of the pretax benefit of $12 million in 2008, representing our joint venture partner’s pretax share of the $22 million impairment charge.

The $95 million decrease in financing revenue, net of financing costs, primarily reflected $65 million of lower note sale gains in 2008 compared to 2007, mostly attributable to higher note sale volumes in 2007, $42 million of lower residual interest accretion, and $6 million of increased financing costs, partially offset by $18 million of increased interest income. Lower note sale gains of $65 million reflected a $12 million charge in the 2008 fourth quarter related to hedge ineffectiveness on note sale hedges and the $42 million of lower residual interest accretion reflected a $32 million charge in the 2008 fourth quarter related to the reduction in the valuation of residual interests due to an increase in the market rate of interest at which future cash flows were discounted to estimate the fair market value (see the “Other Charges” caption of Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K for more information regarding these charges). In 2008 and 2007, we sold notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional ownership products of $300 million and $520 million, respectively. The $34 million of lower reacquired and resales revenue net of expenses represented increased marketing and selling costs coupled with increased product cost relative to prior year.

The $28 million of restructuring costs represented $14 million in severance costs, $9 million in development cancellations, and $5 million in facility exit costs incurred as a result of restructuring initiatives at the segment (see Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K for more information related to these initiatives and the costs incurred). The $13 million increase in general, administrative, and other expenses reflected increased costs associated with wages and benefits. Joint venture equity earnings increased $1 million and reflected $10 million of start-up losses incurred in 2007 for three joint ventures, mostly offset by $7 million of contract cancellation allowances recorded at one joint venture in 2008 (see the “Other Charges” caption of Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K for additional information) and $3 million of lower earnings in 2008 at one joint venture.

Cost reimbursements revenue and expenses associated with Timeshare segment properties totaled $285 million in 2008, compared to $275 million in 2007.

DISCONTINUED OPERATIONS

Synthetic Fuel

The tax credits provided under IRC Section 45K were only available for the production and sale of synthetic fuels produced from coal through December 31, 2007. Given high oil prices during 2007 and the anticipated and related phase-out of a significant portion of tax credits available for synthetic fuel produced and sold in 2007, we permanently ceased operations at our synthetic fuel facilities on November 3, 2007 and report this business as a discontinued operation. See Footnote No. 3, “Discontinued Operations-Synthetic Fuel,” in this report for additional information regarding the Synthetic Fuel segment.

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

During 2009, we granted 0.8 million restricted stock units and 0.5 million Employee SARs, 5,600 Non-employee SARs, and 39,000 deferred stock units. See Footnote No. 4, “Share-Based Compensation,” later in this report for additional information.

NEW ACCOUNTING STANDARDS

See Footnote No. 1, “Summary of Significant Accounting Policies,” for information on both (1) our adoption of new accounting standards in 2009, none of which had a material impact on our financial statements and (2) our first quarter of 2010 adoption of the following recently issued accounting standards and the estimated initial impact of those adoptions on our financial statements: Financial Accounting Standards (“FAS”) No. 166, “Accounting for Transfers of Financial Assets-an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 140,” or Accounting Standards Update No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets,” and FAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” The impact of adopting these recently issued accounting standards could, in subsequent periods, also prevent us from meeting the derecognition criteria of ASC 860, and, accordingly, prevent us from achieving sale accounting for future securitization transactions because the underlying securitization vehicles may require consolidation.

We estimate that if we had adopted the aforementioned new accounting standards as of the first day of our 2009 fiscal year, we would have reported an increase in income from continuing operations before income taxes for fiscal-year 2009 of approximately $18 million, primarily attributable to the difference between the increased amount of interest income from notes held (net of interest expense to third party debt holders) and the previously recorded accretion income attributed to residual interests for our past securitization transactions. After we adopt these new accounting standards, we will recognize higher amounts of interest income from notes held and interest expense, and we will no longer recognize gains from the sales of our timeshare notes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Our Credit Facilities

Although we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and improve hotels, as well as to develop timeshare properties. Capital markets were disrupted in the fourth quarter of 2008 and have remained challenging due to the worldwide financial crisis. We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We also periodically evaluate opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons, or to further strengthen our financial position.

Our Credit Facility, which expires on May 14, 2012, and associated letters of credit, provide for $2.4 billion of aggregate effective borrowings and has supported our commercial paper program. Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus a fixed spread based on the credit ratings for our public debt. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. For additional information on our Credit Facility, including participating financial institutions, see Exhibit 10, “Amended and Restated Credit Agreement,” to our Current Report on Form 8-K filed with the SEC on May 16, 2007.

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

At year-end 2009, our available borrowing capacity amounted to $1.978 billion and reflected borrowing capacity of $1.863 billion under our Credit Facility and our cash balance of $115 million. Borrowing capacity under our Credit Facility of $1.863 billion was calculated as $2.404 billion of allowable effective aggregate borrowings under our Credit Facility, less letters of credit outstanding totaling $116 million, and less Credit Facility borrowings outstanding of $425 million. As noted in the previous paragraphs, we anticipate that this available capacity will be adequate to fund our liquidity needs and because we continue to have ample flexibility under the Credit Facility’s covenants, we expect that undrawn bank commitments under the Credit Facility will remain available to us even if business conditions become considerably worse than we currently anticipate.

Until the 2008 fourth quarter, when disruptions in the financial markets significantly reduced liquidity in the commercial paper market, we regularly issued short-term commercial paper primarily in the United States and, to a much lesser extent, in Europe. At that time we suspended issuing commercial paper and used funds borrowed under the Credit Facility to repay all of our previously issued commercial paper as it matured. Our Standard and Poor’s commercial paper rating at the end of 2009 was A3. Because the current market for A3 commercial paper is very limited, it would be very difficult to rely on the use of this market as a meaningful source of liquidity, and we do not anticipate issuing commercial paper under these conditions.

When we had commercial paper outstanding, we classified it as long-term debt based on our ability and intent to refinance it on a long-term basis. We reserved unused capacity under our Credit Facility to repay outstanding commercial paper borrowings in the event that the commercial paper market was not available to us for any reason when outstanding borrowings matured, as was the case in the 2008 fourth quarter. Given our borrowing capacity under the Credit Facility, the limitations on our ability to access the commercial paper market and fluctuations in the costs of issuing commercial paper have not affected our liquidity, and we do not expect they will do so in the future.

In 2009, the three major credit rating agencies reduced our long-term debt ratings to their lowest investment grade level. Although the agencies’ published outlooks indicate that they do not currently plan to reduce our debt ratings to below investment grade, we cannot assure you that our ratings will remain at their current levels. Any further downgrades of our long-term debt ratings by Standard & Poor’s, Moody’s Investor Service, Fitch Ratings, or other similar rating agencies could increase our cost of capital, limit our access to the capital markets, or permit access only on terms that are more restrictive than those of our current outstanding debt.

On September 15, 2009, we made a $79 million cash payment of principal and interest to retire, at maturity, all of our then outstanding Series C Senior Notes. We do not have any further public debt maturities until June 15, 2012.

Cash from Operations

Cash from operations, depreciation expense, and amortization expense for the last three fiscal years are as follows:

($ in millions)	2009	2008	2007
Cash from operations	$868	$641	$778
Depreciation expense	151	155	162
Amortization expense	34	35	35

Our ratio of current assets to current liabilities was roughly 1.2 to 1.0 at year-end 2009 and 1.3 to 1.0 at year-end 2008. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.

Our ratios of earnings to fixed charges for the last five fiscal years, the calculations of which are detailed in Exhibit 12 to our 2009 Annual Report on Form 10-K, are as follows:

Fiscal Years
2009	2008	2007	2006	2005
—	3.1x	4.3x	5.3x	4.6x

In response to significantly lower demand for our timeshare products, we have correspondingly reduced our projected investment in new development. See “Timeshare Strategy-Impairment Charges” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section for additional information. While our Timeshare segment historically generates positive operating cash flow, year-to-year cash flow varies based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We include timeshare reportable sales that we finance in cash from operations when we collect cash payments or when the notes are sold for cash. The following table shows the net operating activity from our Timeshare segment (which does not include the portion of income from continuing operations from our Timeshare segment).

($ in millions)	2009	2008	2007
Timeshare segment development in excess of cost of sales	$(4)	$(299)	$(55)
New Timeshare segment mortgages, net of collections	(147)	(525)	(559)
Note repurchases	(81)	(56)	(30)
Financially reportable sales less than (in excess of) closed sales	29	126	(16)
Note sale gains	(37)	(16)	(81)
Note sale proceeds	349	237	515
Collection on retained interests in notes sold and servicing fees	82	102	106
Other cash (outflows) inflows	(45)	33	(35)

Net cash inflows (outflows) from Timeshare segment activity	$146	$(398)	$(155)

Additionally, as discussed in more detail in the “Timeshare Residual Interests Valuation” caption in Footnote No. 21, “Restructuring Costs and Other Charges” eight previously securitized note pools reached performance triggers in 2009 as a result of increased defaults. As of year-end 2009, loan performance had improved sufficiently in all but one of these pools to cure the performance triggers. As compared to full year 2008, our cash inflows were reduced by approximately $17 million in 2009 as a result of the performance triggers.

On March 9, 2009, we completed a private placement of approximately $205 million of floating-rate Timeshare Loan Backed Notes with a bank-administered commercial paper conduit. We contributed approximately $284 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional ownership products to a newly formed special purpose entity (the “2009-1 Trust”). On the same day, the 2009-1 Trust issued approximately $205 million of the 2009-1 Trust’s notes. In connection with the private placement of notes receivable, we received proceeds of approximately $181 million, net of costs, and retained $94 million of residual interests in the special purpose entity, which included $81 million of notes we effectively owned after the transfer and $13 million related to the servicing assets and interest only strip. We measured all residual interests at fair market value on the date of the transfer. The notes effectively owned after the transfer require accounting treatment as notes receivable and are carried at the basis established at the date of transfer unless we deem them non-recoverable in the future, in which case we would record a valuation allowance. In connection with this March 2009 note sale, we recorded a $1 million loss, which was included within the “Timeshare sales and services” line item in our Condensed Consolidated Statements of Income.

On October 21, 2009, we sold a pool of approximately $380 million in timeshare mortgage loans to a newly formed special purpose entity (the “2009-2 Trust”). Simultaneous with the sale, investors purchased $317 million of 4.809 percent Timeshare Loan Backed Notes from the 2009-2 Trust in a private placement. As part of this transaction, we paid off the notes that the 2009-1 Trust issued in March 2009 and reacquired approximately $233 million of timeshare mortgage loans that were released from the 2009-1 Trust. We included approximately $218 million of these reacquired loans in the October 21, 2009 sale. As consideration for our sale of the timeshare mortgage loans, we received cash proceeds of approximately $168 million and a subordinated residual interest in the 2009-2 Trust, through which we expect to realize the remaining value of the mortgage loans over time. These cash proceeds are net of approximately $145 million paid to the commercial paper conduit to unwind the first quarter transaction. In connection with this October 2009 note sale, we recorded a $38 million gain, which was included within the “Timeshare sales and services” line item in our Condensed Consolidated Statements of Income.

During 2008 and much of 2009, less favorable conditions in the asset securitization markets significantly reduced our gain from Timeshare segment note sales, as the trusts that purchased our mortgage notes had to issue debt at higher relative interest rates and lower overall amounts in proportion to the amounts of mortgage notes purchased. As a result, in the second quarter 2008 and for both transactions in 2009, we retained larger residual interests in the applicable trusts than we had in prior transactions. In the first quarter 2009 note sale, the bank administered conduit that purchased our AAA rated mortgage notes provided $205 million in funding, with the floating interest rate swapped into an effective fixed interest rate of 9.87 percent. This compares with effective interest rates (after taking into account the impact of the corresponding swaps) for the AAA rated notes issued by the trusts of 7.19 percent for the 2008 second quarter notes sale; 5.91 percent for the 2007 fourth quarter note sale; and 5.54 percent for the 2007 second quarter note sale. By the fourth quarter of 2009, the market improved and we issued $380 million of AAA rated mortgage notes (included both new mortgage notes of $162 million and mortgage notes from the conduit transaction in the first quarter of 2009 of $218 million) at an effective fixed interest rate of 4.81 percent. In addition, while the trusts in two 2007 securitizations each also issued 15.5 percent of the total principal amount of their asset backed notes at ratings of less than AAA, we concluded that the market for lower rated notes during 2008 and 2009 was insufficient to permit issuance of AA, A, and BBB+ rated notes at attractive spreads. Accordingly, we decided to retain larger residual interests, or principal-only strips, in the trusts associated with each transaction.

We had residual interests of $214 million and $221 million, respectively, at year-end 2009 and year-end 2008, which we recorded in the accompanying Consolidated Balance Sheets as other long-term receivables of $144 million and $134 million, respectively, and other current assets of $70 million and $87 million, respectively.

Our servicing assets and residual interests, which we measured using Level 3 inputs (which are described in Footnote No. 5, “Fair Value Measurements”) in the fair value measurement hierarchy, accounted for 91 percent of the total fair value of our financial assets at year-end 2009 that are required to be measured at fair value using the fair value measurement guidance. We treat the residual interests, including servicing assets, as trading securities under the provisions for accounting for certain investments in debt and equity securities, and accordingly, we recorded realized and unrealized gains or losses related to these assets in the “Timeshare sales and services” revenue caption in our Consolidated Statements of Income. During 2009 and 2008, we recorded trading gains of $18 million and losses of $9 million, respectively, and in 2007, we recorded trading gains of $30 million. For additional information on how we estimate the fair value of our residual interests and our assumptions used, including a stress test of those assumptions, please see Footnote No. 5, “Fair Value Measurements.”

For additional information on our timeshare note sales, including a discussion of the cash flows on securitized notes, our maximum exposure to loss on those securitized notes, and contractual servicing fees that we earned, see Footnote No. 13, “Asset Securitizations.” See also “Future Adoption of Accounting Standards” and Footnote No. 1, “Summary of Significant Accounting Policies,” for discussions of the expected impact of our future adoption of amendments to the accounting standards for transfers of financial assets and to reporting on a consolidated basis on existing and future asset securitizations.

We estimate that, for the 20-year period from 2010 through 2029, the cost of completing all phases of our existing portfolio of owned timeshare properties will be approximately $2.9 billion. This estimate is based on our current development plans, which remain subject to change.

Investing Activities Cash Flows

Capital Expenditures and Other Investments. We made capital expenditures of $147 million in 2009, $357 million in 2008, and $671 million in 2007 that included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. Timeshare segment development expenditures, which are included in “Cash from Operations,” as noted in that section, are not reflected in these numbers. Capital expenditures decreased primarily due to reduced development spending, a result of our cost containment efforts, as well as expenditures related to improvements to existing properties that were completed in the prior year . We expect that near-term capital expenditures will be consistent with 2009 levels. See the discussion of “Development and Financing Risks” within the Risk Factors section of this document for possible impacts of this reduction. Over time, we have sold lodging properties under development subject to long-term management agreements. The ability of third-party purchasers to raise the necessary debt and equity capital depends in part on the perceived risks inherent in the lodging industry and other constraints inherent in the capital markets as a whole. We monitor the status of the capital markets and regularly evaluate the potential impact on our business operations of changes in capital market conditions. We expect to continue to make selective and opportunistic investments in connection with adding units to our lodging business. These investments include loans and noncontrolling equity investments.

Fluctuations in the values of hotel real estate generally have little impact on the overall results of our Lodging and Timeshare segments because: (1) we own less than 1 percent of the total number of hotels that we operate or franchise; (2) management and franchise fees are generally based upon hotel revenues and profits rather than current hotel property values; and (3) our management agreements generally do not terminate upon hotel sale or foreclosure.

Dispositions. Property and asset sales generated cash proceeds of $2 million in 2009, $38 million in 2008, and $745 million in 2007.

Loan Activity. We have made loans to owners of hotels that we operate or franchise, typically to facilitate the development of a new hotel. Based on historical experience, over time we expect these owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. Loan collections and sales, net of advances during 2009 and 2008, amounted to net loan advances of $45 million and $17 million in 2009 and 2008, respectively. Senior loans outstanding totaled $1 million (which included a current portion of $1 million) at year-end 2009 and $2 million, all of which was long-term, at year-end 2008. Mezzanine and other loans totaled $195 million (which included a current portion of $95 million) at year-end 2009 and $236 million (which included a current portion of $15 million) at year-end 2008. In 2009, our notes receivable balance associated with senior, mezzanine, and other loans, decreased by $42 million and primarily reflected the funding and collection of several loans offset by the reserves against loans.

Equity and Cost Method Investments. Cash outflows of $28 million in 2009, $25 million in 2008, and $40 million in 2007 associated with equity and cost method investments primarily reflects our investments in a number of joint ventures.

Cash from Financing Activities

Debt. Debt decreased by $797 million in 2009, to $2,298 million at year-end 2009 from $3,095 million, and reflected a $544 million decrease in borrowings under our Credit Facility, the repayment, upon maturity, of $79 million (including interest) of Series C Senior Notes in 2009, the repurchase of $119 million in book value ($122 million in principal amount) of Senior Notes across multiple series, and other debt decreases of $57 million. Debt increased by $130 million in 2008, to $3,095 million at year-end 2008 from $2,965 million at year-end 2007, and reflected $969 million of borrowings under our Credit Facility, mostly offset by the decrease in commercial paper outstanding of $585 million, the repayment, upon maturity, of $91 million of Series E Senior Notes in the 2008 first quarter, repurchase of $109 million of Senior Notes across multiple series, and other debt decreases of $54 million.

Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt and reducing our working capital. At year-end 2009, our long-term debt had an average interest rate of 4.9 percent and an average maturity of approximately 4.7 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.8 to 1.0 at year-end 2009. At the end of 2009, we had long-term public debt ratings of BBB- from Standard and Poor’s and Baa3 from Moody’s.

See the “Cash Requirements and Our Credit Facilities,” caption within this “Liquidity and Capital Resources” section for additional information on our Credit Facility.

In 2009, we repurchased $122 million principal amount of our Senior Notes in the open market, across multiple series. We recorded a gain of $21 million for the debt extinguishment representing the difference between the acquired debt’s purchase price of $98 million and its carrying amount of $119 million. In 2008, we repurchased $109 million of our Senior Notes in the open market, across multiple series. We recorded a gain of $28 million for the debt extinguishment representing the difference between the acquired debt’s purchase price of $77 million and its carrying amount of $105 million of the debt.

Share Repurchases. We did not purchase any shares of our Class A Common Stock in 2009. We purchased 11.9 million shares of our Class A Common Stock in 2008 at an average price of $31.18 per share and 41.0 million shares of our Class A Common Stock in 2007 at an average price of $43.32 per share. We purchase shares in the open market and in privately negotiated transactions. As of year-end 2009, 21.3 million shares remained available for repurchase under authorizations from our Board of Directors. We do not currently anticipate share repurchase activity in 2010.

Dividends. The Board of Directors declared a cash dividend on February 4, 2010, and stock dividends on May 1, August 6, and November 5, 2009, respectively. As a result, for periods prior to the stock dividends, we have retroactively adjusted, as of the dates of record, all share and per share data in this report. See Footnote No. 1, “Summary of Significant Accounting Policies” for additional information on these stock dividends.

Contractual Obligations and Off Balance Sheet Arrangements

The following table summarizes our contractual obligations as of year-end 2009:

Contractual Obligations

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$2,913	$162	$985	$559	$1,207
Capital lease obligations (1)	10	1	2	2	5
Operating leases where we are the primary obligor:
Recourse	1,305	144	260	214	687
Non-recourse	382	16	31	28	307
Operating leases where we are secondarily liable	92	27	41	20	4
Purchase obligations	124	120	2	2	—
Other long-term liabilities	140	—	26	11	103

Total contractual obligations	$4,966	$470	$1,347	$836	$2,313

(1)	Includes principal as well as interest payments.

The preceding table does not reflect unrecognized tax benefits as of year-end 2009 of $249 million. As a large taxpayer, we are under continual audit by the IRS and other taxing authorities. We anticipate concluding U.S. federal appeals negotiations for the 2005, 2006 and 2007 tax years in the next 12 months, where the items under consideration include the taxation of our loyalty and gift card programs and the treatment of funds received from foreign subsidiaries. The conclusion of the negotiations could have a material impact on our unrecognized tax benefit balances. See Footnote No. 2, “Income Taxes,” for additional information.

The following table summarizes our guarantee commitments as of year-end 2009:

Guarantee Commitments

		Amount of Guarantee Commitments Expiration By Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total guarantees where we are the primary obligor	$279	$85	$52	$89	$53
Total guarantees where we are secondarily liable	233	43	88	72	30

Total guarantee commitments	$512	$128	$140	$161	$83

In addition to the guarantees noted in the preceding table, we have provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $586 million. Our liability related to this guarantee is included in our liability for anticipated project funding disclosed in Footnote No. 20, “Timeshare Strategy-Impairment Charges.” We have provided a project completion guarantee to another lender for a project with an estimated aggregate total cost of CAD $466 million (USD $441 million). We do not expect to fund under this project completion guarantee. For additional information on these project completion guarantees, including our pro rata ownership percentages, see the “Guarantees” caption within Footnote No. 18, “Contingencies.”

For additional information on our guarantees, including their nature and the circumstances under which they were entered into, see the “Guarantees” caption within Footnote No. 18, “Contingencies.”

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of the actions of the other joint venture owner or our own actions.

We also had the following other commitments, including loan and investment commitments, outstanding at year-end 2009:

Loan and Investment Commitments

		Amount of Loan and Investment Commitments Expected Funding By Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total loan commitments	$4	$1	$2	$—	$1
Total investment commitments	49	—	1	38	10

Total other commitments	$53	$1	$3	$38	$11

For further information on our loan and investment commitments, including the nature of the commitments and their expirations, see the “Loan and Investment Commitments” caption within Footnote No. 18, “Contingencies.”

At year-end 2009, we also had $116 million of letters of credit outstanding, the majority of which related to our self-insurance programs. Surety bonds issued as of year-end 2009 totaled $361 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

In the normal course of the hotel management business, we enter into purchase commitments to manage the daily operating needs of hotels we manage for owners. Since we are reimbursed from the cash flows of the hotels, these obligations have minimal impact on our net income and cash flow.

RELATED PARTY TRANSACTIONS

Equity Method Investments

We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. In addition, in some cases we provide loans, preferred equity or guarantees to these entities. Our ownership interests in these equity method investments generally varies from 10 to 49 percent. For other information regarding these equity method investments, including the impact to our financial statements of transactions with these related parties, see Footnote No. 24, “Related Party Transactions.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if: (1) it requires assumptions to be made that were uncertain at the time the estimate was made; and (2) changes in the estimate, or different estimates that could have been selected, could have a material effect on our consolidated results of operations or financial condition.

While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our financial position or results of operations.

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosure presented below relating to them.

Please see Footnote No. 1, “Summary of Significant Accounting Policies,” for further information on our critical accounting policies, including our policies on:

•

Marriott Rewards, our frequent guest loyalty program, including how members earn points, how we determine the fair value of our redemption obligation, and how we recognize revenue related to Marriott Rewards;

•	Valuation of Goodwill, including how we evaluate the fair value of goodwill and when we record an impairment loss on goodwill;

•	Valuation of Intangibles and Long-Lived Assets, including how we evaluate the fair value of intangibles and long-lived assets and when we record impairment losses on intangibles and long-lived assets;

•	Valuation of Investments in Ventures, including information on how we evaluate the fair value of investments in ventures and when we record impairment losses on investments in ventures;

•	Legal Contingencies, including information on how we account for legal contingencies;

•	Income Taxes, including information on how we determine our current year amounts payable or refundable, as well as our estimate of deferred tax assets and liabilities;

•	Loan Loss Reserves for Senior, Mezzanine, and Other Loans and for Loans to Timeshare Owners, including information on how we measure impairment on each of these types of loans.

OTHER MATTERS

Inflation

Inflation has been moderate in recent years and has not had a significant impact on our businesses.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

We are also subject to risk from changes in debt and equity prices from our investments in debt securities. We account for our investment as available-for-sale securities under the guidance for accounting for certain investments in debt and equity securities. At year-end 2009, our investment had a fair value of $18 million.

We use derivative instruments, including cash flow hedges, net investment in foreign operations hedges, fair value hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. At year-end 2009, our consolidated balance sheet included a $3 million asset and a $1 million liability for foreign exchange forwards, a $3 million liability related to a fair value interest rate swap and a $1 million liability for interest rate swaps not designated as hedging instruments. Please see Footnote No. 17, “Derivative Instruments” for additional information, including the risks associated with our derivative instruments, their impact on our consolidated financial statements, the notional amounts, and their maturity dates.

The following table sets forth the scheduled maturities and the total fair value as of year-end 2009 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2010	2011	2012	2013	2014	There- after	Total Carrying Amount	Total Fair Value
Assets-Maturities represent expected principal receipts, fair values represent assets.

Timeshare segment notes receivable	$73	$48	$44	$40	$37	$182	$424	$440
Average interest rate							12.20%

Fixed-rate notes receivable	$92	$—	$—	$—	$2	$7	$101	$78
Average interest rate							7.03%

Floating-rate notes receivable	$3	$10	$20	$3	$—	$59	$95	$78
Average interest rate							4.42%

Residual interests	$70	$44	$33	$25	$15	$27	$214	$214
Average interest rate							16.10%

Liabilities-Maturities represent expected principal payments, fair values represent liabilities.

Fixed-rate debt	$(58)	$(7)	$(353)	$(404)	$(6)	$(1,011)	$(1,839)	$(1,919)
Average interest rate							5.87%

Floating-rate debt	$—	$—	$(425)	$—	$—	$—	$(425)	$(425)
Average interest rate							0.87%

Item 8.	Financial Statements and Supplementary Data.

The following financial information is included on the pages indicated:

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Marriott International, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of January 1, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Marriott International, Inc.:

We have audited Marriott International, Inc.’s internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Marriott International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Marriott International, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marriott International, Inc. as of January 1, 2010 and January 2, 2009, and the related consolidated statements of income, cash flows, comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended January 1, 2010, of Marriott International, Inc. and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Marriott International, Inc.:

We have audited the accompanying consolidated balance sheets of Marriott International, Inc. as of January 1, 2010 and January 2, 2009, and the related consolidated statements of income, cash flows, comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended January 1, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott International, Inc. as of January 1, 2010 and January 2, 2009, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marriott International, Inc.’s internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 12, 2010

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years 2009, 2008, and 2007

($ in millions, except per share amounts)

	2009	2008	2007
REVENUES
Base management fees (1)	$530	$635	$620
Franchise fees (1)	400	451	439
Incentive management fees (1)	154	311	369
Owned, leased, corporate housing, and other revenue	1,019	1,225	1,240
Timeshare sales and services (including net note sale gains of $37 in 2009, $16 for 2008, and $81 for 2007)	1,123	1,423	1,747
Cost reimbursements (1)	7,682	8,834	8,575

	10,908	12,879	12,990
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	951	1,088	1,062
Timeshare-direct	1,040	1,334	1,397
Timeshare strategy-impairment charges	614	—	—
Reimbursed costs (1)	7,682	8,834	8,575
Restructuring costs	51	55	—
General, administrative, and other (1)	722	803	773

	11,060	12,114	11,807

OPERATING (LOSS) INCOME	(152)	765	1,183
Gains and other income (including gain on debt extinguishment of $21 in 2009 and $28 in 2008) (1)	31	38	97
Interest expense (1)	(118)	(163)	(184)
Interest income (1)	25	39	38
Equity in (losses) earnings (1)	(66)	15	3
Timeshare strategy-impairment charges (non-operating) (1)	(138)	—	—

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(418)	694	1,137
Benefit (provision) for income taxes (1)	65	(350)	(441)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(353)	344	696
Discontinued operations, net of tax	—	3	(1)

NET (LOSS) INCOME	(353)	347	695
Add: Net losses attributable to noncontrolling interests, net of tax	7	15	1

NET (LOSS) INCOME ATTRIBUTABLE TO MARRIOTT	$(346)	$362	$696

EARNINGS PER SHARE-Basic
(Losses) earnings from continuing operations attributable to Marriott shareholders (2)	$(0.97)	$1.01	$1.83
Earnings from discontinued operations attributable to Marriott shareholders	—	0.01	—

(Losses) earnings per share attributable to Marriott shareholders	$(0.97)	$1.02	$1.83

EARNINGS PER SHARE-Diluted
(Losses) earnings from continuing operations attributable to Marriott shareholders (2)	$(0.97)	$0.97	$1.73
Earnings from discontinued operations attributable to Marriott shareholders	—	0.01	—

(Losses) earnings per share attributable to Marriott shareholders	$(0.97)	$0.98	$1.73

CASH DIVIDENDS DECLARED PER SHARE	$0.0866	$0.3339	$0.2844

(1)	See Footnote No. 24, “Related Party Transactions,” of the Notes to Consolidated Financial Statements for disclosure of related party amounts.
(2)

See Footnote No. 7, “Earnings Per Share,” of the Notes to Consolidated Financial Statements for income from continuing operations attributable to Marriott used to calculate earnings from continuing operations per share attributable to Marriott shareholders.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONSOLIDATED BALANCE SHEETS

Fiscal Year-End 2009 and 2008

($ in millions)

	2009	2008
ASSETS
Current assets
Cash and equivalents	$115	$134
Accounts and notes receivable (1)	838	898
Inventory	1,444	1,981
Current deferred taxes, net	255	186
Other	199	207

	2,851	3,406

Property and equipment	1,362	1,443

Intangible assets
Goodwill	875	875
Contract acquisition costs (1)	731	710

	1,606	1,585

Equity and cost method investments (1)	249	346

Notes receivable (1)	452	830
Deferred taxes, net (1)	1,020	727
Other	393	566

	$7,933	$8,903

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$64	$120
Accounts payable (1)	562	704
Accrued payroll and benefits	519	633
Liability for guest loyalty program	454	446
Other (1)	688	630

	2,287	2,533

Long-term debt	2,234	2,975
Liability for guest loyalty program	1,193	1,090
Other long-term liabilities (1)	1,077	914

Marriott shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,585	3,590
Retained earnings	3,103	3,565
Treasury stock, at cost	(5,564)	(5,765)
Accumulated other comprehensive (loss) income	13	(15)

	1,142	1,380
Noncontrolling interests	—	11

	1,142	1,391

	$7,933	$8,903

(1)	See Footnote No. 24, “Related Party Transactions,” of the Notes to Consolidated Financial Statements for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years 2009, 2008, and 2007

($ in millions)

	2009	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(353)	$347	$695
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	185	190	197
Income taxes	(167)	101	(152)
Timeshare activity, net	146	(398)	(155)
Timeshare strategy-impairment charges	752	—	—
Liability for guest loyalty program	103	116	122
Restructuring costs, net	16	51	—
Asset impairments and write-offs	80	62	13
Working capital changes and other	106	172	58

Net cash provided by operating activities	868	641	778

INVESTING ACTIVITIES
Capital expenditures	(147)	(357)	(671)
Dispositions	2	38	745
Loan advances	(65)	(53)	(31)
Loan collections and sales	20	36	106
Equity and cost method investments	(28)	(25)	(40)
Contract acquisition costs	(39)	(133)	(59)
Sale of available-for-sale securities	16	22	43
Partial surrender of life insurance policy cash value	97	—	—
Other	75	(11)	32

Net cash (used in) provided by investing activities	(69)	(483)	125

FINANCING ACTIVITIES
Commercial paper/credit facility, net	(544)	384	258
Issuance of long-term debt	—	17	820
Repayment of long-term debt	(238)	(275)	(153)
Issuance of Class A Common Stock	27	51	203
Dividends paid	(63)	(115)	(105)
Purchase of treasury stock	—	(434)	(1,757)
Other	—	16	(28)

Net cash used in financing activities	(818)	(356)	(762)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(19)	(198)	141
CASH AND EQUIVALENTS, beginning of year	134	332	191

CASH AND EQUIVALENTS, end of year	$115	$134	$332

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years 2009, 2008, and 2007

($ in millions)

	Attributable to Marriott			Attributable to Noncontrolling Interests			Consolidated
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Net (loss) income	$(346)	$362	$696	$(7)	$(15)	$(1)	$(353)	$347	$695
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24	(59)	35	—	—	—	24	(59)	35
Other derivative instrument adjustments	(6)	12	(2)	—	—	—	(6)	12	(2)
Unrealized gains (losses) on available-for-sale securities	6	(21)	(8)	—	—	—	6	(21)	(8)
Reclassification of losses (gains) on available-for-sale securities	4	2	(18)	—	—	—	4	2	(18)

Total other comprehensive (loss) income, net of tax	28	(66)	7	—	—	—	28	(66)	7

Comprehensive (loss) income	$(318)	$296	$703	$(7)	$(15)	$(1)	$(325)	$281	$702

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years 2009, 2008, and 2007

(in millions)

			Equity Attributable to Marriott Shareholders
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Equity Attributable to Noncontrolling Interests
393.3	Balance at year-end 2006	$2,651	$5	$3,617	$2,860	$(3,908)	$44	$33
—	Impact of adoption of ASC 860-50-35 (1)	1	—	—	1	—	—	—
—	Impact of adoption of ASC 740-10 (2)	(155)	—	(121)	(34)	—	—	—

393.3	Opening balance fiscal year 2007	2,497	5	3,496	2,827	(3,908)	44	33
—	Net income	695	—	—	696	—	—	(1)
—	Other comprehensive income	7	—	—	—	—	7	—
—	Dividends	(107)	—	—	(107)	—	—	—
8.6	Employee stock plan issuance	146	—	35	(84)	195	—	—
—	Other	1	—	—	—	—	—	1
(41.0)	Purchase of treasury stock	(1,777)	—	—	—	(1,777)	—	—

360.9	Balance at year-end 2007	1,462	5	3,531	3,332	(5,490)	51	33
—	Impact of adoption of ASC 360-20-40 (3)	(3)	—	—	(3)	—	—	—

360.9	Opening balance for fiscal year 2008	1,459	5	3,531	3,329	(5,490)	51	33
—	Net income (loss)	347	—	—	362	—	—	(15)
—	Other comprehensive loss	(66)	—	—	—	—	(66)	—
—	Dividends	(118)	—	—	(118)	—	—	—
4.4	Employee stock plan issuance	147	—	59	(8)	96	—	—
—	Other	(7)	—	—	—	—	—	(7)
(11.9)	Purchase of treasury stock	(371)	—	—	—	(371)	—	—

353.4	Balance at year-end 2008	1,391	5	3,590	3,565	(5,765)	(15)	11
—	Net (loss) income	(353)	—	—	(346)	—	—	(7)
—	Other comprehensive income	28	—	—	—	—	28	—
—	Dividends	(33)	—	—	(125)	92	—	—
4.8	Employee stock plan issuance	113	—	(5)	9	109	—	—
—	Other	(4)	—	—	—	—	—	(4)
—	Purchase of treasury stock	—	—	—	—	—	—	—

358.2	Balance at year-end 2009	$1,142	$5	$3,585	$3,103	$(5,564)	$13	$—

(1)	This was previously FAS No. 156 and was updated with referencing to the Accounting Standards Codification (“ASC”).
(2)	This was previously FASB Interpretation No. (“FIN”) 48 and was updated with referencing to the ASC.
(3)	This was previously Emerging Issues Task Force Issue No. (“EITF”) 06-8 and was updated with referencing to the ASC.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (“Marriott,” and together with its subsidiaries “we,” “us,” or the “Company”). In accordance with the guidance for noncontrolling interests in consolidated financial statements, references in this report to our earnings per share, net income and shareholders’ equity attributable to Marriott do not include noncontrolling interests (previously known as minority interests), which we report separately. Please see “New Accounting Standards,” later in this Footnote No. 1 for additional information on this accounting standard, which was adopted in 2009.

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

We have reclassified certain prior year amounts to conform to our 2009 presentation. These reclassifications resulted from communications with the Staff of the Securities and Exchange Commission (“SEC”) on the income statement presentation of the provision for loan losses associated with our lodging operations in the normal course of business, which we now classify as a component of “General, administrative, and other” within “Operating (loss) income” in our Consolidated Statements of Income, and which we previously classified as “Provision for loan losses” below “Operating (loss) income.” We made the following reclassifications in our Consolidated Statements of Income of provisions for loan losses that we recognized in 2009, 2008, and 2007 and originally reported in “Provision for loan losses”:

1.	The $42 million provision for loan losses in the 2009 first quarter is now reported in “General, administrative, and other” expenses, with the result that “Operating (loss) income” of $82 million as originally reported in the 2009 first quarter, now totals $40 million;

2.	The $1 million provision for loan losses that we recognized in the 2009 second quarter is now reported in “General, administrative, and other” expenses, with the result that “Operating (loss) income” of $100 million as originally reported in the 2009 second quarter, now totals $99 million;

3.	As a result of these two reclassifications, and our 2009 fourth quarter classification of a $3 million reversal of provision for loan losses in “General, administrative, and other” expenses, we now report our 2009 full year provision for loan losses totaling $40 million in “General, administrative, and other” expenses; and

4.	The provisions for loan losses of $20 million reported for 2008 and $5 million of the $17 million provision for loan losses reported for 2007 are now also reported in “General, administrative, and other” expenses and the $12 million of the $17 million originally reported in 2007 is now reported below “Operating (loss) income” in “Equity in (losses) earnings.”

See “Supplementary Data-Quarterly Financial Data” table that follows our footnotes for a reconciliation of previously reported operating income to currently reported operating income for all 2008 and 2009 quarters, reflecting these reclassifications.

On May 1, 2009, the Board of Directors declared the issuance of a stock dividend of a 0.00369 share of common stock for each outstanding share of common stock of the Company, payable on July 30, 2009, to shareholders of record on June 25, 2009. On August 6, 2009, the Board of Directors declared the issuance of a stock dividend of a 0.00379 share of common stock for each outstanding share of common stock of the Company, payable on September 3, 2009, to shareholders of record on August 20, 2009. On November 5, 2009, the Board of Directors declared the issuance of a stock dividend of a 0.00341 share of common stock for each outstanding share of common stock of the Company, payable on December 3, 2009, to shareholders of record on November 19, 2009. As a result, for periods prior to the stock dividends, we have retroactively adjusted, as of the dates of record, all share and per share data in this report using factors of 0.00360 for the stock dividend declared in May 2009, and 0.00370 for the stock dividend declared in August 2009, both adjusted downward to reflect cash that was paid in lieu of fractional shares to shareholders as of the dates of record, and 0.00341 for the stock dividend declared in November 2009 to reflect 3.8 million of additional shares that were issued in 2009 in conjunction with these dividend declarations.

In our opinion, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2009 and fiscal year-end 2008 and the results of our operations and cash flows for fiscal years 2009, 2008, and 2007. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. We have evaluated all subsequent events through February 12, 2010, the date these financial statements were issued.

Fiscal Year

Our fiscal year ends on the Friday nearest to December 31. The fiscal years in the following table encompass a 52-week period, except for 2002 and 2008, which both encompass a 53-week period. Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown in the following table, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-End Date	Fiscal Year	Fiscal Year-End Date
2009	January 1, 2010	2004	December 31, 2004
2008	January 2, 2009	2003	January 2, 2004
2007	December 28, 2007	2002	January 3, 2003
2006	December 29, 2006	2001	December 28, 2001
2005	December 30, 2005	2000	December 29, 2000

Revenue Recognition

Our revenues include: (1) base management and incentive management fees; (2) franchise fees; (3) revenues from lodging properties owned or leased by us; (4) timeshare sales and services, which also includes resort rental revenue, interest income associated with our “Loans to timeshare owners,” Timeshare segment note securitization gains, and revenue from our points-based use system; and (5) cost reimbursements. Management fees comprise a base fee, which is a percentage of the revenues of hotels, and an incentive fee, which is generally based on hotel profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by lodging properties that we manage or franchise.

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

Timeshare and Fractional Intervals and Condominiums: We recognize sales when: (1) we have received a minimum of 10 percent of the purchase price; (2) the purchaser’s period to cancel for a refund has expired; (3) we deem the receivables to be collectible; and (4) we have attained certain minimum sales and construction levels. We defer all revenue using the deposit method for sales that do not meet all four of these criteria. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are deferred and recognized in earnings using the percentage of completion method. Timeshare segment deferred revenue at year-end 2009 and 2008 was $63 million and $70 million, respectively.

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

Other Revenue: Includes third-party licensing fees, branding fees for third party residential sales and credit card licensing, land rental income, and other revenue.

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

Profit Sharing Plan

We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation costs from profit sharing of $94 million in 2009, $111 million in 2008, and $107 million in 2007.

Self-Insurance Programs

We are self-insured for certain levels of property, liability, workers’ compensation and employee medical coverage. We accrue estimated costs of these self-insurance programs at the present value of projected settlements for known and incurred but not reported claims. We use a discount rate of 2.0 percent to determine the present value of the projected settlements, which we consider to be reasonable given our history of settled claims, including payment patterns and the fixed nature of the individual settlements.

We are subject to a variety of assessments related to our insurance activities, including those by state guaranty funds and workers’ compensation second-injury funds. Our liabilities recorded for assessments are reflected within the amounts shown in our Consolidated Balance Sheets on the self-insurance reserves line, are not discounted, and totaled $4 million at year-end for both 2009 and 2008. The $4 million liability for assessments as of year-end 2009 is expected to be paid by the end of 2010.

Marriott Rewards

Marriott Rewards is our frequent guest loyalty program. Marriott Rewards members earn points based on their monetary spending at our lodging operations, purchases of timeshare interval, fractional ownership, and residential products and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by car rental and credit card companies. Points, which we track on members’ behalf, can be redeemed for stays at most of our lodging operations, airline tickets, airline frequent flyer program miles, rental cars, and a variety of other awards; however, points cannot be redeemed for cash. We provide Marriott Rewards as a marketing program to participating properties, with the objective of operating the program on a break-even basis to us. As members earn points at properties and other program partners, we sell the points for amounts that we expect will, in the aggregate, to equal the costs of point redemptions and program operating costs over time.

We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We determine the fair value of the future redemption obligation based on statistical formulas that project timing of future point redemption based on historical levels, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. These judgment factors determine the required liability for outstanding points. Our Marriott Rewards liability totaled $1,647 million and $1,536 million at fiscal year-end 2009 and 2008, respectively. A 10 percent reduction in the estimate of “breakage” would have resulted in an estimated $73 million increase in the liability at fiscal year-end 2009.

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

Guarantees

We record a liability for the fair value of a guarantee on the date a guarantee is issued or modified. The offsetting entry depends on the circumstances in which the guarantee was issued. Funding under the guarantee reduces the recorded liability. When no funding is forecasted, the liability is amortized into income on a straight-line basis over the remaining term of the guarantee. On a quarterly basis, we evaluate all material estimated liabilities based on the operating results and the terms of the guarantee. If we conclude that it is probable that we will be required to fund a greater amount than previously estimated, we will record a loss unless the advance would be recoverable in the form of a loan.

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

Restricted Cash

We recorded restricted cash, totaling $76 million and $89 million at year-end 2009 and year-end 2008, respectively, in the accompanying Consolidated Balance Sheets as $54 million and $38 million, respectively, in the “Other current assets” line and $22 million and $51 million, respectively, in the “Other long-term assets” line. Restricted cash primarily consists of cash held internationally that has not been repatriated due to accounting, statutory, tax and foreign currency risks, deposits received primarily associated with timeshare interval, fractional ownership, and residential sales that are held in escrow until the contract is closed.

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

At year-end 2009 and 2008, we had no assets held for sale or liabilities related to assets held for sale.

Loan Loss Reserves

Senior, Mezzanine, and Other Loans

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

Loans to Timeshare Owners

We record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time we recognize profit on a timeshare sale. We assess uncollectibility based on pools of receivables, because we hold large numbers of homogeneous timeshare notes receivable. We estimate uncollectibles based on historical activity for similar timeshare notes receivable from 2004 to the current year. We use a technique referred to as static pool analysis, which tracks uncollectibles for each year’s sales over the life of those notes. We do not record accrued interest on “Loans to timeshare owners” that are over 90 days past due. At year-end 2009, our allowance for credit losses associated with “Loans to timeshare owners” totaled $27 million. At year-end 2009, the average estimated default rate for our loans to timeshare owners was 7.6 percent, and a change of 0.3 percent in the estimated default rate would have resulted in an increase in the allowance for credit losses of $1 million.

For additional information on our notes receivable, including information on the related reserves, see Footnote No. 12 “Notes Receivable.”

Valuation of Goodwill

We evaluate the fair value of goodwill to assess potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In the first step of the review process, we compare the estimated fair value the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed.

If the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step of the review process to calculate the implied fair value of the reporting unit goodwill in order to determine whether any impairment is required. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experiences.

We base our calculation of the estimated fair value of a reporting unit on the income approach. For the income approach, we use internally developed discounted cash flow models that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

We have not recorded a goodwill impairment charge in the last three fiscal years, and at year-end 2009, the estimated fair value of each of our reporting units’ exceeded its’ respective carrying amount by more than 100 percent based on our models and assumptions.

For additional information related to goodwill, including the amounts of goodwill by segment, see Footnote No. 19, “Business Segments.”

Investments

We consolidate entities that we control. We account for investments in joint ventures using the equity method of accounting when we exercise significant influence over the venture. If we do not exercise significant influence, we account for the investment using the cost method of accounting. We account for investments in limited partnerships and limited liability companies using the equity method of accounting when we own more than a minimal investment. Our ownership interest in these equity method investments varies generally from 10 percent to 49 percent.

The fair value of our available-for-sale securities totaled $18 million and $24 million at year-end 2009 and year-end 2008, respectively. We included net unrealized holding (losses) gains on available-for-sale securities that totaled ($10) million at year-end 2008 in accumulated other comprehensive income. The amount of net (losses) gains reclassified out of accumulated other comprehensive income as a result of the sale of available-for-sale securities totaled ($4) million and ($2) million for 2009 and 2008, respectively. We determined the cost basis of the securities sold using specific identification.

Costs Incurred to Sell Real Estate Projects

We charge the majority of sales and marketing costs we incur to sell timeshares to expense when incurred. Selling and marketing costs deferred were $5 million at year-end 2009 and $7 million at year-end 2008 and are included in the accompanying Consolidated Balance Sheets in the “Other” caption within the “Current assets” section. If a contract is canceled, we charge unrecoverable direct selling and marketing costs to expense and record deposits forfeited as income.

Valuation of Intangibles and Long-Lived Assets

We test intangibles and long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, and significant negative industry or economic trends. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When an impairment loss is recognized for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

We base our calculations of the estimated fair value of an intangible asset or asset group on the income approach or the market approach. The assumptions and methodology we utilize for the income approach are the same as those described in the “Valuation of Goodwill” caption. For the market approach, we use internal analyses based primarily on market comparables and assumptions about market capitalization rates, growth rates, and inflation.

For information on impairment losses that we recorded in 2009 and 2008 associated with intangibles and long-lived assets, see Footnote No. 20 “Timeshare Strategy – Impairment Charges” and Footnote No. 21 “Restructuring Costs and Other Charges.”

Valuation of Investments in Ventures

We sometimes hold a minority equity interest in ventures established to develop timeshare interval, fractional ownership and residential properties or to develop or acquire and own hotel properties. These ventures are generally limited liability companies or limited partnerships, and our equity interest in these ventures generally ranges from 10 percent to 49 percent.

We evaluate an investment in a venture for impairment when circumstances indicate that the carrying value may not be recoverable, for example due to loan defaults, significant under performance relative to historical or projected operating performance and significant negative industry or economic trends.

We impair investments accounted for using the equity and cost methods of accounting when we determine that there has been an “other than temporary” decline in the estimated fair value as compared to the carrying value, of the venture. Additionally, a commitment to a plan to sell some or all of the assets in a venture could cause a recoverability evaluation for the individual long-lived assets in the venture and possibly the venture itself.

We calculate the estimated fair value of an investment in a venture using either a market approach or an income approach. The assumptions and methodology we utilize for the income approach are the same as those described in the “Valuation of Goodwill” caption. For the market approach, we use internal analyses based primarily on market comparables and assumptions about market capitalization rates, growth rates, and inflation.

For information regarding impairment losses that we recorded in 2009 and 2008 associated with investments in ventures, see Footnote No. 20 “Timeshare Strategy – Impairment Charges” and Footnote No. 21 “Restructuring Costs and Other Charges.”

Residual Interests

We periodically sell notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. We continue to service the notes and transfer all proceeds collected to special purpose entities. We retain servicing assets and other interests in the notes and account for these assets and interests as residual interests. The interests are limited to the present value of cash available after paying financing expenses and program fees and absorbing credit losses. We measure our servicing assets using the fair value method. Under the fair value method, we carry servicing assets on the balance sheet at fair value and report the changes in fair value, primarily due to changes in valuation inputs and assumptions and to the collection or realization of expected cash flows, in earnings in the period in which the change occurs. We treat the residual interests, including servicing assets, as “trading” securities under the provisions of accounting for certain debt and equity securities, and accordingly, we record realized and unrealized gains or losses related to these assets in the “Timeshare sales and services” revenue caption in our Consolidated Statements of Income. At the dates of sale and at the end of each reporting period, we estimate the fair value of the residual interests, including servicing assets, using a discounted cash flow model. We report changes in the fair values of these residual interests, including servicing assets, through the accompanying Consolidated Statements of Income.

For additional information, including information regarding our estimates and measurements of our residual interests, see Footnote No. 5, “Fair Value Measurements,” and Footnote No. 13, “Asset Securitizations.”

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

Foreign Operations

The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. The functional currency for our consolidated and unconsolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. For consolidated entities whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars, and we do the same, as needed, for unconsolidated entities whose functional currency is not the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date, and income statement accounts are translated using the weighted average exchange rate for the period. We include translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. We report gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions, currently in operating costs and expenses, and those amounted to a loss of less than $1 million in 2009, a $6 million loss in 2008, and a $2 million loss in 2007. Gains and other income for 2007 included $6 million attributable to currency translation adjustment gains, net of losses, from the sale or complete or substantially complete liquidation of investments. There were no similar gains or losses in 2008 and 2009.

Legal Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We record an accrual for legal contingencies when we determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations we evaluate, among other things, the degree of probability of an unfavorable outcome, and when it is probable that a liability has been incurred, our ability to make a reasonable estimate of the loss. We review these accruals each reporting period and make revisions based on changes in facts and circumstances.

Income Taxes

We record the amounts of taxes payable or refundable for the current year, as well as deferred tax liabilities and assets for the future tax consequences of events that we have recognized in our financial statements or tax returns. We use judgment in assessing future profitability and the likely future tax consequences of events that we have recognized in our financial statements or tax returns. We base our estimates of deferred tax assets and liabilities on current tax laws, rates and interpretations, and, in certain cases, business plans and other expectations about future outcomes. We develop our estimates of future profitability and based on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations.

Changes in existing tax laws and rates, their related interpretations, as well as the uncertainty generated by the current economic environment may affect the amounts of deferred tax liabilities or the valuations of deferred tax assets over time. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

For tax positions we have taken or expect to take in a tax return, we apply a more likely than not threshold, under which we must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, in order to continue to recognize the benefit. In determining our provision for income taxes, we use judgment, reflecting our estimates and assumptions, in applying the more likely than not threshold.

For information about income taxes and deferred tax assets and liabilities, see Footnote No. 2 “Income Taxes.”

New Accounting Standards

Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”) or Accounting Standards Codification (“ASC”) 805, “Business Combinations”

We adopted FAS No. 141(R), or ASC 805, on January 3, 2009, the first day of our 2009 fiscal year. This topic significantly changed the accounting for business combinations. Under this topic, an acquiring entity is required to recognize all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Transaction costs are no longer included in the measurement of the business acquired. Instead, these costs are expensed as they are incurred. This topic also includes a substantial number of new disclosure requirements. It applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us was the beginning of our 2009 fiscal year. The adoption of this topic did not have a material impact on our financial statements.

Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”) or ASC 820, “Fair Value Measurements and Disclosures”

We adopted FAS No. 157 or ASC 820, on December 29, 2007, the first day of our 2008 fiscal year. FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of Financial Accounting Standards Board (“FASB”) Statement No. 157” (“FSP FAS No. 157-2”), or ASC 820-10, amended ASC 820 by delaying its effective date, by one year, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with ASC 820-10, we adopted the provisions of ASC 820 to non-financial assets and non-financial liabilities in the first quarter of 2009. See Footnote No. 5, “Fair Value Measurements,” for additional information. The adoption did not have a material impact on our financial statements.

Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“FAS No. 160”) or ASC 810-10-65-1, “Consolidation – Transition”

We adopted FAS No. 160 or ASC 810-10-65-1, on January 3, 2009, the first day of our 2009 fiscal year. This topic establishes new accounting and reporting standards for noncontrolling interests, previously known as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income or loss attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement. This topic clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income attributable to Marriott when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This topic also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. This topic is applied prospectively for fiscal years and interim periods within those fiscal years, beginning with the current fiscal year, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. The adoption of this topic did not have a material impact on our financial statements.

Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”) or new accounting guidance within ASC 815, “Derivatives and Hedging”

We adopted FAS No. 161, or new accounting guidance within ASC 815, on January 3, 2009, the first day of our 2009 fiscal year. This topic requires enhanced disclosure of derivatives and hedging activities in order to improve the transparency of financial reporting. Under this topic’s guidelines, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), or ASC 815, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This topic is applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under ASC 815 for all financial statements issued for fiscal years and interim periods beginning with our current fiscal year. See Footnote No. 17, “Derivative Instruments,” for the related disclosures. The adoption of this topic did not have a material impact on our financial statements.

FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS No. 141(R)-1”) or new accounting guidance within ASC 805, “Business Combinations”

We adopted FSP FAS No. 141(R)-1, or ASC 805, on January 3, 2009, the first day of our 2009 fiscal year. This topic applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. This topic states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with the guidelines for accounting for contingencies, are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. The adoption of this topic did not have a material impact on our financial statements.

FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”) or ASC 350-30-50-4

We adopted FSP FAS No. 142-3, or ASC 350-30-50-4, on January 3, 2009, the first day of our 2009 fiscal year. This topic amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). This topic is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. This topic requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The adoption of this topic did not have a material impact on our financial statements.

EITF Issue 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”) or new accounting guidance within ASC 323, “Investments-Equity Method and Joint Ventures”

We adopted Emerging Issues Task Force (“EITF”) 08-6, or ASC 323, on January 3, 2009, the first day of our 2009 fiscal year concurrently with the adoption of ASC 805 and ASC 820-10-65-1. The intent of this topic is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of ASC 805 and ASC 820-10-65-1. The adoption of this topic did not have a material impact on our financial statements.

FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS No. 124-2”) or ASC 320-10-65-1

We adopted FSP FAS No. 115-2 and FAS No. 124-2, or ASC 320-10-65-1, in the second quarter of 2009. This topic modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this topic did not have a material impact on our financial statements.

FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”) or ASC 825-10-65-1

We adopted FSP FAS No. 107-1 and APB Opinion No. 28-1, or ASC 825-10-65-1, in the second quarter of 2009. This topic requires fair value disclosures for financial instruments that are not reflected in the Consolidated Balance Sheets at fair value. Prior to the issuance of this topic, the fair values of those assets and liabilities were disclosed only annually. With the issuance of this topic, we are now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Consolidated Balance Sheets at fair value. Please see Footnote No. 6, “Fair Value of Financial Instruments” for the relevant disclosures. The adoption of this topic did not have a material impact on our financial statements.

FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”) or ASC 820-10-65-4

We adopted FSP FAS No. 157-4, or ASC 820-10-65-4, in the second quarter of 2009. This topic clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. This topic also reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The adoption of this topic did not have a material impact on our financial statements.

Financial Accounting Standards No. 165, “Subsequent Events” (“FAS No. 165”) or ASC 855, “Subsequent Events”

We adopted FAS No. 165, or ASC 855, in the second quarter of 2009. This topic establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Footnote No. 1, “Basis of Presentation,” for the related disclosures. The adoption of this topic did not have a material impact on our financial statements.

Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“FAS No. 168”) or ASC 105, “Generally Accepted Accounting Principles”

We adopted FAS No. 168, or ASC 105, in the fourth quarter of 2009. This topic is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. The adoption of this topic did not have a material impact on our financial statements.

Accounting Standards Update No. 2009-05 “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value” (“ASU No. 2009-5”)

We adopted ASU No. 2009-5, which amends ASU Subtopic 820-10, “Fair Value Measurements and Disclosures-Overall” for the fair value measurement of liabilities, in the fourth quarter of 2009. ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820, such as a present value technique. The adoption of ASU No. 2009-5 did not have a material impact on our financial statements.

Accounting Standards Update No. 2010-1 “Accounting for Distributions to Shareholders with Components of Stock and Cash” (“ASU No. 2010-1”)

We adopted ASU No. 2010-1 in the fourth quarter of 2009. ASU No. 2010-1 provides clarification that in circumstances where (1) a shareholder can elect to receive his or her entire distribution in cash or shares of equivalent value and (2) the total amount of cash that all shareholders can elect to receive in the aggregate is potentially limited, the stock portion of that distribution is considered a share issuance that is reflected prospectively in earnings per share rather than being treated as a stock dividend for purposes of applying ASC 505, “Equity,” and ASC 260, “Earnings Per Share.” The adoption of ASU No. 2010-1 did not have a material impact on our financial statements, particularly as shareholders had no option to elect to receive all of their respective 2009 stock dividends in cash.

Future Adoption of Accounting Standards

The FASB issued the following two new accounting standards on June 12, 2009.

Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“FAS No. 166”) or Accounting Standards Update No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”) and Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS No. 167”) or Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”)

FAS No. 166, or ASU 2009-16, amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The topic requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.

The topic will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be January 2, 2010, the first day of our 2010 fiscal year.

FAS No. 167, or ASU 2009-17, changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, the guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. The topic also requires enhanced disclosures about an enterprise’s involvement with a VIE.

The topic will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be January 2, 2010, the first day of our 2010 fiscal year.

We expect that the initial adoption of both topics in our 2010 first quarter will require our consolidation of 13 existing qualifying special purpose entities associated with past securitization transactions. Accordingly, we expect to record a one-time non-cash after-tax charge of approximately $105 million ($170 million pretax) in the 2010 first quarter, representing the cumulative effect of a change in accounting principle. The cumulative effect will consist primarily of the reestablishment of notes receivable (net of reserves) associated with those securitization transactions, more than offset by the elimination of residual interests that we initially recorded in connection with those transactions, the impact of recording debt obligations associated with third-party interests held in the special purpose entities and related adjustments to inventory balances. We anticipate that our adoption of these standards will have the following impacts on our balance sheet: (1) assets will increase by approximately $1,010 million, primarily representing the consolidation of notes receivable; (2) liabilities will increase by approximately $1,115 million, primarily representing the consolidation of debt obligations associated with third party interests; and (3) shareholders’ equity will decrease by approximately $105 million.

For the estimated ongoing impact on our financial statements of recently issued accounting standards, FAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140,” or ASU 2009-16 and FAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or ASU 2009-17, “Consolidation,” see the “New Accounting Standards” section of Management’s Discussion and Analysis.

2.	INCOME TAXES

We adopted the provisions for accounting for uncertainty in income taxes, on December 30, 2006, the first day of fiscal year 2007. As a result of the implementation, we recorded a $155 million increase in the net liability for unrecognized tax positions, which was recorded as an adjustment to the opening balance of retained earnings and additional paid-in-capital on December 30, 2006. The total amount of unrecognized tax benefits as of year-end 2009 and year-end 2008 was $249 million and $141 million, respectively. Included in the balances at year-end 2009 and year-end 2008 were $136 million and $87 million, respectively, of tax positions that, if recognized, would impact the effective tax rate.

The unrecognized tax benefit reconciliation from the beginning balance to the ending balance is as follows:

($ in millions)	Amount
Unrecognized tax benefit at beginning of year (December 29, 2007)	$132
Change attributable to tax positions taken during a prior period	92
Change attributable to tax positions taken during the current period	5
Decrease attributable to settlements with taxing authorities	(86)
Decrease attributable to lapse of statute of limitations	(2)

Unrecognized tax benefit at end of year (January 2, 2009)	141
Change attributable to tax positions taken during a prior period	99
Change attributable to tax positions taken during the current period	22
Decrease attributable to settlements with taxing authorities	(10)
Decrease attributable to lapse of statute of limitations	(3)

Unrecognized tax benefit at end of year (January 1, 2010)	$249

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Our Consolidated Statement of Income for the year ended January 1, 2010, and our Consolidated Balance Sheet as of that date included interest of $2 million and $28 million, respectively. Our Consolidated Statement of Income for the year ended January 2, 2009, and our Consolidated Balance Sheet as of that date included interest of $42 million and $29 million, respectively.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We are participating in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2009 and 2008 tax years and we will participate for 2010. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our federal income tax returns have been examined and we have settled all issues for tax years through 2004. We filed a refund claim relating to 2000 and 2001. The IRS disallowed the claims, and in July 2009, we protested the disallowance. This issue is pending in the IRS Appeals Division. The 2005, 2006, and 2007 field examinations have been completed, and the unresolved issues from those years are now with the IRS Appeals Division. The 2008 and 2009 IRS examinations are ongoing as part of the IRS’s Compliance Assurance Program. Various state, local, and foreign income tax returns are also under examination by taxing authorities.

In 2009 and 2008, we recorded an income tax expense of $52 million and $24 million, respectively, primarily related to the treatment of funds received from certain foreign subsidiaries. We are contesting the issue with the IRS for tax years 2005, 2006 and 2007. The charges recorded in 2009 primarily relate to our ongoing current fiscal year exposure related to this issue. In addition, we recorded a $19 million tax expense in 2008 due primarily to prior years’ tax adjustments, including a settlement with the IRS that resulted in a lower than expected refund of taxes associated with a 1995 leasing transaction. The settlement resulted in a $26 million tax refund, which we received during 2008.

We also recorded, in 2008, a $29 million income tax expense primarily related to an unfavorable U.S. Court of Federal Claims decision involving a refund claim associated with a 1994 tax planning transaction. The tax had been paid, and the issue is now closed.

For 2009, we increased unrecognized tax benefits by $121 million, primarily representing an increase for the foreign subsidiaries issue due to our ongoing current fiscal year exposure. The balance of unrecognized tax benefits was $249 million at year-end 2009.

As a large taxpayer, we are under continual audit by the IRS and other taxing authorities. We anticipate concluding U.S. federal appeals negotiations for the 2005, 2006, and 2007 tax years in the next 12 months where the items under consideration include the taxation of our loyalty and gift card programs and the treatment of funds received from foreign subsidiaries. The conclusion of the negotiations could have a material impact on our unrecognized tax benefit balances.

Total deferred tax assets and liabilities as of year-end 2009 and year-end 2008, were as follows:

($ in millions)	2009	2008
Deferred tax assets	$1,307	$1,048
Deferred tax liabilities	(70)	(135)

Net deferred taxes	$1,237	$913

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of deferred tax assets and liabilities as of year-end 2009 and year-end 2008, were as follows:

($ in millions)	2009	2008
Self-insurance	$15	$25
Employee benefits	278	280
Deferred income	22	24
Reserves	198	82
Frequent guest program	115	113
Joint venture interests	148	16
FIN 48 deferred taxes (1)	99	42
Tax credits	223	237
Net operating loss carry-forwards	184	170
Timeshare financing	(23)	(22)
Property, equipment, and intangible assets	(17)	(41)
Other, net	42	25

Deferred taxes	1,284	951
Less: valuation allowance	(47)	(38)

Net deferred taxes	$1,237	$913

(1)	Primarily related to the treatment of funds received from certain foreign subsidiaries, as discussed earlier in this footnote.

At year-end 2009, we had approximately $223 million of tax credits that do not expire. We claimed approximately $6 million of tax credits in 2008 (treating them as a reduction of 2008 Federal and Hawaii income taxes) associated with investment tax credits that arose in 2008. We accounted for these credits using the flow-through method. We recorded $33 million of net operating loss benefits in 2009. At year-end 2009, we had approximately $945 million of net operating losses, of which $555 million expire through 2029.

We have made no provision for U.S. income taxes or additional foreign taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($932 million as of year-end 2009) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sold our interests in the affiliates. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings. We conduct business in countries that grant a “holiday” from income taxes for 10- and 30-year periods. The holidays expire through 2034. The aggregate amount of taxes not incurred due to tax “holidays” and the related earnings per share impacts are $4 million ($0.01 per diluted share), $11 million ($0.03 per diluted share), and $14 million ($0.03 per diluted share) for 2009, 2008, and 2007, respectively.

The benefit (provision for) from income taxes consists of:

($ in millions)	2009	2008	2007
Current -Federal	$(169)	$(275)	$(303)
-State	(12)	(40)	(59)
-Foreign	(61)	(85)	(61)

	(242)	(400)	(423)

Deferred -Federal	234	7	(10)
-State	28	8	1
-Foreign	45	35	(9)

	307	50	(18)

	$65	$(350)	$(441)

The current tax provision does not reflect the (costs) benefits attributable to us relating to the exercise or vesting of employee share-based awards of $(8) million in 2009, $21 million in 2008, and $114 million in 2007. Included in the preceding table are tax credits of $2 million in 2009, $9 million in 2008, and $4 million in 2007. The taxes applicable to other comprehensive income are not material.

A reconciliation of the U.S. statutory tax rate to our effective income tax rate for continuing operations follows:

	2009	2008	2007
U.S. statutory tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	(2.1)	2.6	2.8
Nondeductible expenses	0.5	0.6	1.4
Foreign income	5.2	(1.6)	(0.9)
Audit activity (1)	13.7	11.2	—
Company owned life insurance	(2.0)	2.7	(0.6)
Change in valuation allowance	2.2	—	—
Tax credits	(0.4)	(1.2)	(0.3)
Other, net	2.3	1.1	1.4

Effective rate	(15.6)%	50.4%	38.8%

(1)	Primarily related to the treatment of funds received from certain foreign subsidiaries, as discussed earlier in this footnote.

Cash paid for income taxes, net of refunds, was $110 million in 2009, $220 million in 2008, and $350 million in 2007.

3.	DISCONTINUED OPERATIONS-SYNTHETIC FUEL

Our synthetic fuel operations consisted of four coal-based synthetic fuel production facilities (the “Facilities”). Because tax credits under Section 45K of the IRC are not available for the production and sale of synthetic fuel produced from coal after calendar year-end 2007, and because we estimated that high oil prices during 2007 would result in the phaseout of a significant portion of the tax credits available for synthetic fuel produced and sold in 2007, on November 3, 2007, we shut down the Facilities and permanently ceased production of synthetic fuel. Accordingly, we now report this business as a discontinued operation.

The following tables provide additional income statement and balance sheet information relating to our discontinued synthetic fuel operations. The discontinued synthetic fuel operations reflected in the income statements for 2008 and 2007 only represent activity related to Marriott and there were no noncontrolling interests.

Income Statement Summary

($ in millions)	2009	2008	2007
Revenue	$—	$1	$352

Operating loss	$—	$(4)	$(113)
Gains and other expense	—	—	(6)
Interest expense	—	—	(8)

Loss from discontinued operations before income taxes	—	(4)	(127)

Tax (provision) benefit	—	(3)	46
Tax credits	—	10	80

Total tax benefit	—	7	126

Income (loss) from discontinued operations, net of tax	$—	$3	$(1)

Balance Sheet Summary
($ in millions)	At Year-End 2009	At Year-End 2008

Current liabilities-other payables and accruals	$—	$(3)

4.	SHARE-BASED COMPENSATION

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

For all share-based awards, the guidance requires that we measure compensation costs related to our share-based payment transactions at fair value on the grant date and that we recognize those costs in the financial statements over the vesting period during which the employee provides service in exchange for the award.

During 2009, we granted 0.8 million restricted stock units, 0.5 million Employee SARs, 5,600 Non-employee SARs, and 39,000 deferred stock units. See Footnote No. 4, “Share-Based Compensation” in our 2008 Annual Report on Form 10-K for information regarding grants made in August 2008 that would ordinarily have been made in February 2009, but were accelerated to encourage associate retention in a difficult economic climate. Awards for the most senior executives were not accelerated.

We recorded share-based compensation expense related to award grants of $85 million in 2009, $112 million in 2008, and $104 million in 2007. Deferred compensation costs related to unvested awards totaled $122 million at year-end 2009 and $215 million at year-end 2008, and the weighted average period over which we expect the deferred compensation costs at year-end 2009 to be recognized is two years.

For awards granted after 2005, we recognize share-based compensation expense over the period from the grant date to the date on which the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). We continue to follow the stated vesting period for the unvested portion of awards granted prior to fiscal year 2006 and the adoption of the current guidance for share-based compensation and follow the substantive vesting period for awards granted after fiscal year 2005.

In accordance with the guidance for share-based compensation, we present the tax benefits and costs resulting from the exercise or vesting of share-based awards as financing cash flows. An $8 million tax cost resulted from the exercise of share-based awards in 2009. Tax benefits resulted from the exercise of share-based awards totaling $21 million in 2008, and $114 million in 2007.

The aggregate amount of cash we received from the exercise of stock options granted under share-based payment arrangements was $35 million, $30 million, and $89 million, for 2009, 2008, and 2007, respectively.

Restricted Stock Units

We issue restricted stock units under the Comprehensive Plan to certain officers and key employees and those units vest generally over four years in annual installments commencing one year after the date of grant. We recognize compensation expense for the restricted stock units over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, restricted stock units convert to shares and are distributed from treasury shares. At year-end 2009 and year-end 2008, we had approximately $109 million and $192 million, respectively, in deferred compensation costs related to restricted stock units. Share-based compensation expense associated with restricted stock units was $71 million, $85 million, and $82 million for 2009, 2008, and 2007, respectively. The weighted average remaining term for restricted stock unit grants outstanding at year-end 2009 was two years. Restricted stock units converted and distributed during 2009, 2008, and 2007, had aggregate intrinsic values of $39 million, $90 million, and $147 million, respectively. The weighted average grant-date fair values of restricted stock units granted in 2009, 2008, and 2007 were $19, $30, and $49, respectively.

The following table shows changes in our outstanding restricted stock unit grants in 2009:

	Number of Restricted Stock Units (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at year-end 2008	9.3	$34
Granted during 2009	0.8	19
Distributed during 2009	(2.6)	36
Forfeited during 2009	(0.4)	33

Outstanding at year-end 2009	7.1	30

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

We recognized compensation expense associated with employee stock options of $1 million in 2009, $6 million in 2008, and $12 million in 2007. At year-end 2009 and year-end 2008, there was approximately $1 million and $2 million, respectively, in deferred compensation costs related to employee stock options. Upon the exercise of stock options, we issue shares from treasury shares.

Changes in our outstanding Stock Option Program awards in 2009 were as follows:

	Number of Options (in millions)	Weighted Average Exercise Price
Outstanding at year-end 2008	35.3	$17
Granted during 2009	—	—
Exercised during 2009	(2.9)	12
Forfeited during 2009	(0.2)	20

Outstanding at year-end 2009	32.2	18

The following table shows the stock options issued under the Stock Option Program awards that were outstanding at year-end 2009:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Stock Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Number of Stock Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
$8	to	$12	1.8	$10	1	1.8	$10	1
13	to	17	19.2	15	4	19.2	15	4
18	to	22	2.3	19	3	2.3	19	3
23	to	49	8.9	25	4	8.8	24	4

8	to	49	32.2	18	4	32.1	18	3

The number of options granted in the last three fiscal years and the associated weighted average grant-date fair values and weighted average exercise prices are noted in the following table:

	2009	2008	2007
Options granted	—	218,000	33,000
Weighted average grant-date fair value	$—	$12	$19
Weighted average exercise price	$—	$31	$49

The total intrinsic value of options outstanding at year-end 2009 and year-end 2008 was $312 million and $88 million, respectively, and the total intrinsic value for stock options exercisable as of year-end 2009 and year-end 2008 was $313 million and $95 million, respectively. The total intrinsic value of stock options exercised during 2009, 2008, and 2007 was approximately $30 million, $42 million, and $206 million, respectively.

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

We recognized compensation expense associated with Employee SARs and Non-employee SARs of $11 million in 2009, $18 million in 2008, and $5 million in 2007. At year-end 2009 and year-end 2008, we had approximately $11 million and $19 million, respectively, in deferred compensation costs related to SARs. Upon the exercise of SARs, we issue shares from treasury shares.

The following tables show the number of Employee SARs and Non-employee SARs granted in the last three fiscal years, the associated weighted average base values, and the weighted average grant-date fair values:

Employee SARs	2009	2008	2007
Employee SARs granted (in millions)	0.5	2.7	0.4
Weighted average base value	$15	$33	$49
Weighted average grant-date fair value	$5	$12	$19

Non-employee SARs	2009	2008	2007
Non-employee SARs granted	5,600	4,000	4,000
Weighted average base value	$23	$36	$46
Weighted average grant-date fair value	$10	$15	$20

The number of SARs forfeited in 2009 and 2008 was 22,000 and 184,000, respectively. The total intrinsic value of SARs outstanding was zero at year-end 2009 and year-end 2008, and the total intrinsic value of SARs exercisable was zero as of year-end 2009 and year-end 2008. No SARs were exercised in 2009 or 2008. The total intrinsic value of SARs exercised during 2007 was $100,000.

We use a binomial method to estimate the fair value of each stock option or SAR granted. The assumptions for stock options and employee SARs for 2009, 2008, and 2007 are noted in the following table:

	2009	2008	2007
Expected volatility	32%	29%	28%
Dividend yield	0.95%	0.80-0.95%	0.60%
Risk-free rate	2.2%	3.4-3.9%	4.8%
Expected term (in years)	7	6.9	7

Estimated volatilities for 2009, 2008, and 2007 were based on the historical share-price volatility for the period beginning January 1999 through the last day of the prior year calculated on a weekly basis. The weighted average expected stock option or SARs terms for 2009, 2008, and 2007 were a product of the lattice-based binomial valuation model that uses suboptimal exercise factors to calculate the expected terms.

The risk-free rates are based on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, converted to a continuously compounded rate. Non-employee SARs were generally valued using assumptions consistent with those shown above for Employee SARs, except using an expected term of 10 years.

For Non-employee SARs issued in 2009, 2008, and 2007, the risk-free interest rates at the date of grant were 3.2 percent, 3.9 percent, and 4.6 percent, respectively.

Deferred Stock Units

We also issue deferred stock units to Non-employee directors. These Non-employee director deferred stock units vest within one year and are distributed upon election. At year-end 2009 and year-end 2008, there was approximately $228,000 and $203,000, respectively, in deferred costs related to Non-employee director deferred stock units.

The share-based compensation expense, number of deferred stock units granted, weighted average grant-date fair value, and aggregate intrinsic value of Non-employee director deferred stock units are noted in the following table:

	2009	2008	2007
Share-based compensation expense	$715,000	$684,000	$666,000
Non-employee director deferred stock units granted	39,000	25,000	20,000
Weighted average grant-date fair value (per share)	$23	$33	$46
Aggregate intrinsic value (in millions)	$0.5	$0.4	$0.3

At year-end 2009 and year-end 2008, there were 249,000 and 233,000, respectively, Non-employee deferred stock units outstanding, and the weighted average grant-date fair value of those outstanding deferred stock units was $24 for 2009 and $24 for 2008.

Other Information

Although the Comprehensive Plan also provides for issuance of deferred stock bonus awards, deferred stock awards, and restricted stock awards, our Compensation Policy Committee indefinitely suspended the issuance of deferred bonus stock commencing with our 2001 fiscal year and the issuance of both deferred stock awards and restricted stock awards commencing with the 2003 fiscal year. At year-end 2009 and year-end 2008, there was approximately $1 million and $2 million, respectively, in deferred compensation costs related to these suspended award programs, and the weighted average remaining term was one year for such award grants outstanding at year-end 2009. Share-based compensation expense associated with these suspended award programs was $1 million, $2 million, and $4 million for 2009, 2008, and 2007, respectively.

At year-end 2009, 69 million shares were reserved under the Comprehensive Plan including 36 million shares under the Stock Option Program and Stock Appreciation Right Program.

5.	FAIR VALUE MEASUREMENTS

The guidance for fair value measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. The guidance for fair value measurement details the disclosures that are required for items measured at fair value.

We have various financial instruments we must measure at fair value on a recurring basis, including certain marketable securities, derivatives, and residual interests related to our asset securitizations. We also apply the provisions of fair value measurement to various non-recurring measurements for our financial and non-financial assets and liabilities, which included the impairment of a joint venture investment, and two security deposits in the first quarter of 2009, the impairment of Timeshare segment inventory, property and equipment, anticipated fundings in conjunction with certain purchase commitments, and a joint venture investment in the third quarter of 2009, and the impairment of a joint venture investment and an intangible asset in the fourth quarter of 2009. See Footnote No. 21, “Restructuring Costs and Other Charges,” and Footnote No. 20, “Timeshare Strategy-Impairment Charges,” for further information. We measure our assets and liabilities using inputs from the following three levels of the fair value hierarchy:

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

Level 3 includes unobservable inputs that reflect our assumptions about what factors market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

In accordance with the fair value hierarchy, the following table shows the fair value as of year-end 2009, of those assets and liabilities that we must measure at fair value on a recurring basis and that we classify as “Other current assets,” “Other assets,” “Other current liabilities,” and “Other long-term liabilities”:

($ in millions)	Fair Value Measurements as of Year-End 2009
Description	Balance at Year-End 2009	Level 1	Level 2	Level 3
Assets:
Servicing assets and other residual interests	$214	$—	$—	$214
Marketable securities	18	18	—	—
Derivative instruments	2	2	—	—

Liabilities:
Derivative instruments	(4)	—	(3)	(1)

The following table summarizes the changes in fair value of our Level 3 assets and liabilities for year-end 2009:

($ in millions)	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Servicing Assets and Other Residual Interests	Derivative Instruments
Balance at beginning of fiscal year 2009	$221	$(15)
Total gains (losses) (realized or unrealized)
Included in earnings	18	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(25)	14

Ending balance at fiscal year-end 2009	$214	$(1)

Gains for 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$16	$1

As discussed in more detail in Footnote No. 13, “Asset Securitizations,” we periodically sell notes receivable originated by our Timeshare segment. We continue to service the notes after the sale, and we retain servicing assets and other interests in the notes and account for these assets and interests as residual interests. At the dates of sale and at the end of each reporting period, we estimate the fair value of our residual interests using a discounted cash flow model. These transactions may utilize interest rate swaps to protect the net interest margin associated with the beneficial interest.

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

As noted in the “Residual Interests” caption of Footnote No. 1, “Summary of Significant Accounting Policies,” we treat the residual interests, including servicing assets, as trading securities under the provisions of accounting for certain investments in debt and equity securities. During 2009 and 2008, we recorded trading gains of $18 million and losses of $9 million, respectively, and in 2007, we recorded trading gains of $30 million.

During 2009, 2008, and 2007, we used the following key assumptions to measure, at the date of sale, the fair value of the residual interests, including servicing assets: average discount rates of 12.53 percent, 9.23 percent, and 9.02 percent, respectively; average expected annual prepayments, including defaults, of 19.46 percent, 24.01 percent, and 25.02 percent, respectively; expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 72 months, 76 months, and 75 months, respectively; and expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 38 months, 35 months, and 34 months, respectively. Our key assumptions are based on experience with notes receivable and servicing assets.

We used the following key assumptions in measuring the fair value of the residual interests, including servicing assets, in our 13 outstanding Timeshare note sales as of year-end 2009: an average discount rate of 16.06 percent; an average expected annual prepayment rate, including defaults, of 15.58 percent; an expected weighted average life of prepayable notes receivable, excluding prepayments and defaults, of 57 months; and an expected weighted average life of prepayable notes receivable, including prepayments and defaults, of 37 months.

We completed a stress test on the fair value of the residual interests, including servicing assets, as of the end of 2009 to measure the change in value associated with independent changes in individual key variables. This methodology applied unfavorable changes that would be statistically significant for the key variables of prepayment rate, discount rate, and weighted average remaining term. Before we applied any of these stress test changes, we determined that the fair value of the residual interests, including servicing assets, was $214 million as of year-end 2009.

Applying the stress tests, we concluded that each change to a variable shown in the table below would have the following impact on the valuation of our residual interests as of year-end 2009:

	Decrease in Year- End Valuation ($ in millions)	Percentage Decrease
100 basis point increase in the prepayment rate	$6	2.6%
200 basis point increase in the prepayment rate	12	5.4%
100 basis point increase in the discount rate	5	2.3%
200 basis point increase in the discount rate	10	4.6%
Two month decline in the weighted average remaining term	2	0.9%
Four month decline in the weighted average remaining term	4	1.7%

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

In connection with the first and fourth quarter 2009 note sales, on the date of transfer, we recorded notes that we effectively owned after the transfer at a fair value of $81 million and $57 million, respectively. We used a discounted cash flow model, including Level 3 inputs, to determine the fair value of notes we effectively owned after the transfer. We based the discount rate we used in determining the fair value on the methodology described earlier in this footnote. Other assumptions, such as default and prepayment rates, are consistent with those used in determining the fair value of our residual interests. For additional information, see Footnote No. 13, “Asset Securitizations.”

During 2009, we recorded $90 million of impairment charges for two of our security deposits, one intangible asset, and two joint venture investments, prior to the application of an $11 million liability remaining from 2008. These charges are reflected in our Consolidated Statement of Income as $57 million in the “General, administrative, and other” expense caption and $33 million in the “Equity in (losses) earnings” caption. For additional information, see Footnote No. 21, “Restructuring Costs and Other Charges.”

During 2009, we also recorded an other-than-temporary impairment charge related to marketable equity securities. This charge is reflected in our Consolidated Statement of Income as $5 million in the “Gains and other income” caption. We measure these securities using Level 1 inputs on a recurring basis.

In 2009, in conjunction with our evaluation of the entire Timeshare portfolio and our resulting decisions to adjust the business strategy to reflect current market conditions, we recorded $685 million of impairment charges in accordance with the guidance for fair value measurement for inventory, property and equipment, anticipated fundings in conjunction with certain purchase commitments, and one joint venture investment. We reflected these charges in our Consolidated Statement of Income as $614 million in the “Timeshare strategy–impairment charges” caption and $71 million in the “Timeshare strategy-impairment charges (non-operating)” caption. For additional information, see Footnote No. 20, “Timeshare Strategy-Impairment Charges.”

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. The following table shows the carrying values and the fair values of non-current financial assets and liabilities that qualify as financial instruments, determined in accordance with the guidance for disclosures about fair value of financial instruments.

	At Year-End 2009		At Year-End 2008
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$41	$43	$37	$36
Long-term notes receivable	452	445	830	817
Residual interests and effectively owned notes	197	197	135	135
Restricted cash	22	22	51	51
Marketable securities	18	18	24	24
Other long-term receivables	6	6	24	24

Total long-term financial assets	$736	$731	$1,101	$1,087

Long-term debt	$(2,206)	$(2,286)	$(2,941)	$(2,720)
Other long-term liabilities	(86)	(75)	(92)	(92)
Long-term derivative liabilities	(1)	(1)	(20)	(20)

Total long-term financial liabilities	$(2,293)	$(2,362)	$(3,053)	$(2,832)

We estimate the fair value of our cost method investments by applying a cap rate to stabilized earnings (a market approach). We estimate the fair value of our long-term notes receivables using various methods, which include discounting cash flows using risk-adjusted rates and applying historical results from our most recent securitization transaction to our unsold notes receivables. The carrying value of our restricted cash approximates its fair value, and we estimate the fair value of our other long-term receivables by discounting future cash flows at risk-adjusted rates. The carrying value of our marketable securities at year-end 2009, of $18 million includes debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs. Our residual interests, marketable securities, and restricted cash are included within the “Other long-term assets” caption on our Consolidated Balance Sheets.

We estimate the fair value of our long-term debt, excluding leases, using a combination of quoted market prices and expected future payments discounted at risk-adjusted rates. Other long-term liabilities represent guarantee costs and reserves and deposit liabilities. The carrying values of our guarantee costs and reserves approximate their fair values. We estimate the fair value of our deposit liabilities primarily by discounting future payments at a risk adjusted rate.

Our residual interests related to our timeshare securitizations, marketable securities, and derivative liabilities are carried at fair value. Please see Footnote No. 5, “Fair Value Measurements,” for additional information on the methods and assumptions used to estimate the fair value of these financial instruments and for further information on the effectively held notes. We include our long-term derivative liabilities within the “Other long-term liabilities” caption on our Consolidated Balance Sheets. See Footnote No. 17, “Derivative Instruments” for additional information.

7.	EARNINGS PER SHARE

The table below illustrates the reconciliation of the (losses) earnings and number of shares used in our calculations of basic and diluted (losses) earnings per share attributable to Marriott shareholders.

(in millions, except per share amounts)	2009	2008	2007
Computation of Basic Earnings Per Share Attributable to Marriott Shareholders

(Loss) income from continuing operations	$(353)	$344	$696
Net losses attributable to noncontrolling interests	7	15	1

(Loss) income from continuing operations attributable to Marriott shareholders	(346)	$359	$697
Weighted average shares outstanding	356.4	355.6	380.2

Basic (losses) earnings per share from continuing operations attributable to Marriott shareholders	$(0.97)	$1.01	$1.83

Computation of Diluted Earnings Per Share Attributable to Marriott Shareholders

(Loss) income from continuing operations attributable to Marriott shareholders	$(346)	$359	$697

Weighted average shares outstanding	356.4	355.6	380.2

Effect of dilutive securities
Employee stock option and SARs plan	—	11.7	16.8
Deferred stock incentive plan	—	1.6	1.9
Restricted stock units	—	1.8	2.5

Shares for diluted earnings per share	356.4	370.7	401.4

Diluted (losses) earnings per share from continuing operations attributable to Marriott shareholders	$(0.97)	$0.97	$1.73

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings from continuing operations attributable to Marriott shareholders. As we recorded a loss from continuing operations in 2009, we did not include the following shares in the “Effect of dilutive securities” caption in the preceding table, because it would have been antidilutive to do so: 7.5 million employee stock option and SARs plan shares, 1.4 million deferred stock incentive plans shares, or 2.1 million restricted stock unit shares.

In accordance with the guidance for earnings per share, we have not included the following stock options and SARs in our calculation of diluted earnings per share attributable to Marriott shareholders because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for 2009, 12.3 million options and SARs, with exercise prices ranging from $22.30 to $49.03;

(b)	for 2008, 3.9 million options and SARs, with exercise prices ranging from $31.05 to $49.03; and

(c)	for 2007, 0.4 million options and SARs, with exercise prices ranging from $45.91 to $49.03.

We have restated weighted average common and diluted shares to reflect the 2009 second through fourth quarter stock dividends of 0.00360, 0.00370, and 0.00341 shares of common stock, respectively, and adjusted downward from 0.00369 shares and 0.00379 shares in the second and third quarters of 2009, respectively, to reflect cash that was distributed in lieu of fractional shares in the third quarter of 2009.

8.	INVENTORY

Inventory, totaling $1,444 million and $1,981 million as of fiscal year-end 2009 and fiscal year-end 2008, respectively, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,426 million and $1,959 million as of fiscal year-end 2009, and fiscal year-end 2008, respectively. Inventory totaling $18 million and $22 million as of fiscal year-end 2009, and fiscal year-end 2008, respectively, primarily relates to hotel operating supplies for the limited number of properties we own or lease. We value Timeshare segment interval, fractional ownership, and residential products at the lower of cost or net realizable value and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

Weak economic conditions in the United States, Europe and much of the rest of the world, instability in the financial markets following the 2008 worldwide financial crisis, and weak consumer confidence all contributed to a difficult business environment and resulted in weaker demand for our Timeshare segment products, in particular our luxury residential (or whole ownership) products, but also to a lesser extent our luxury fractional ownership and timeshare products. In 2009, we recorded an inventory impairment charge of $529 million in conjunction with our evaluation of the entire Timeshare portfolio. See Footnote No. 20, “Timeshare Strategy-Impairment Charges,” for additional information.

9.	PROPERTY AND EQUIPMENT

The following table details the composition of our property and equipment balances at year-end 2009 and year-end 2008.

($ in millions)	2009	2008
Land	$454	$469
Buildings and leasehold improvements	935	852
Furniture and equipment	996	954
Construction in progress	163	244

	2,548	2,519
Accumulated depreciation	(1,186)	(1,076)

	$1,362	$1,443

We record property and equipment at cost, including interest and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $32 million in 2009, $55 million in 2008, and $49 million in 2007. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Depreciation expense totaled $151 million in 2009, $155 million in 2008, and $162 million in 2007.

10.	ACQUISITIONS AND DISPOSITIONS

We made no significant acquisitions or dispositions in 2009.

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

2008 Dispositions

In 2008, we sold, at book value, two limited-service properties and two land parcels for cash proceeds of $33 million, and we received a $22 million equity interest in the entity that purchased one of the land parcels. We accounted for each of the sales under the full accrual method in accordance with accounting for sales of real estate and each property will continue to operate under our brands pursuant to management or franchise agreements. Also, in 2008, we sold our interest in an entity that leases four hotels. In conjunction with that transaction, we received cash proceeds totaling $5 million, and the sales price of the investment approximated its book value.

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

2007 Dispositions

In 2007, we sold nine properties for cash proceeds of $601 million and recognized gains totaling $24 million. We continue to operate eight of the nine properties under long-term agreements. We sold two parcels of land for $55 million in cash proceeds that were under development and recognized a gain of $2 million. We also sold the fee simple interest in the improvements of three properties and the leasehold interest in the ground underlying the three properties, initially acquired in early 2007, for book value and received $58 million in cash proceeds. We continue to manage the properties under long-term agreements. We accounted for each of the foregoing sales under the full accrual method in accordance with the accounting for sales of real estate. During the year, we also sold our interests in five joint ventures for cash proceeds of $30 million and recognized gains totaling $13 million. We had other asset sales during the year, which generated proceeds totaling $1 million. Cash flows totaling $745 million for all the preceding dispositions in 2007 are reflected in the “Dispositions” line in our Consolidated Statements of Cash Flows.

In 2007, we also sold land that was under development. Due to a contingency in the sales contract, we accounted for this sale under the deposit method in accordance with the accounting for sales of real estate. Accordingly, the cash proceeds, totaling $90 million, were reflected in “Other investing activities” in our Consolidated Statements of Cash Flows. In 2008, the contingency was resolved and we recorded a gain of $1 million.

11.	GOODWILL AND INTANGIBLE ASSETS

The following table details the composition of our other intangible assets at year-end 2009 and year-end 2008.

($ in millions)	2009	2008
Contract acquisition costs and other	$1,073	$1,004
Accumulated amortization	(342)	(294)

	$731	$710

We capitalize costs incurred to acquire management, franchise, and license agreements that are both direct and incremental. We amortize these costs on a straight-line basis over the initial term of the agreements, ranging from 15 to 30 years. Amortization expense totaled $31 million in 2009 and $35 million for each of 2008 and 2007. Our estimated aggregate amortization expense for each of the next five fiscal years is as follows: $30 million for 2010; $29 million for 2011; $28 million for 2012; $28 million for 2013; and $28 million for 2014. In 2008, following the guidance for uncertainties related to income taxes in a purchase business combination, we recorded a net $46 million reduction of goodwill and a corresponding change to the related net deferred tax liability due to the resolution of tax-related matters and a change in management’s estimate of tax basis related to the purchase method of accounting for the Renaissance brand acquisition in 1997.

The following table details the changes in the carrying amount of goodwill for year-end 2008. There were no changes in the carrying amount of goodwill for year-end 2009.

($ in millions)	Balance at Year-End 2007	2008 Net Deferred Tax Liability Adjustment	Balance at Year-End 2008	Balance at Year-End 2009
Goodwill	$1,049	$(46)	$1,003	$1,003
Accumulated amortization	(128)	—	(128)	(128)

	$921	$(46)	$875	$875

12.	NOTES RECEIVABLE

The following table details the composition of our notes receivable balances at year-end 2009 and year-end 2008.

($ in millions)	2009	2008
Loans to timeshare owners	$424	$688
Senior loans	1	2
Mezzanine and other loans	195	236

	620	926
Less current portion	(168)	(96)

	$452	$830

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in the accompanying Consolidated Balance Sheets, including $73 million and $81 million, as of year-end 2009 and year-end 2008, respectively, related to loans to timeshare owners. Total long-term notes receivable as of year-end 2009 and year-end 2008 of $452 million and $830 million, respectively, consist of loans to timeshare owners of $352 million and $607 million, respectively, loans to equity method investees of $10 million and $50 million, respectively, and other notes receivable of $90 million and $173 million, respectively.

Notes receivable at year-end 2009 were due to us as follows: $168 million in 2010; $58 million in 2011; $64 million in 2012; $43 million in 2013; $39 million in 2014; and $248 million thereafter. The 2009 notes receivable balance is net of reserves of $210 million and unamortized discounts totaling $16 million. The 2008 notes receivable balance is net of reserves of $148 million and unamortized discounts totaling $21 million. Gains from the sale of notes receivable totaled approximately $37 million, $16 million, and $82 million during 2009, 2008, and 2007, respectively.

Senior, Mezzanine, and Other Loans

We reflect interest income associated with “Senior, mezzanine, and other loans” in the “Interest income” caption in the accompanying Consolidated Statements of Income. For financial statement purposes we do not accrue interest on “Senior, mezzanine, and other loans” that are impaired. At year-end 2009, our recorded investment in impaired “Senior, mezzanine, and other loans” was $191 million. We had a $183 million notes receivable reserve representing an allowance for credit losses, leaving $8 million of our investment in impaired loans for which there was no related allowance for credit losses. At year-end 2008, our recorded investment in impaired “Senior, mezzanine, and other loans” was $157 million. We had a $113 million notes receivable reserve representing an allowance for credit losses, leaving $44 million of our investment in impaired loans for which there was no related allowance for credit losses. During 2009 and 2008, our average investment in impaired loans totaled $174 million and $135 million, respectively.

In 2009, we fully reserved two notes receivable balances that we deemed uncollectible, one of which relates to a project that is in development, and partially reserved one notes receivable balance. We recorded a total charge of $43 million in 2009 in the “General, administrative, and other” expense caption in our Consolidated Statements of Income related to these notes receivable balances. See Footnote No. 21, “Restructuring Costs and Other Charges” for additional information.

In 2009, we also fully reserved certain notes receivable balances that we deemed uncollectible, which relate to a Timeshare segment joint venture project that is in development. Accordingly, we recorded a loan impairment charge of $40 million in 2009 in the “Timeshare strategy-impairment charges (non-operating)” caption of our Consolidated Statements of Income. See Footnote No. 20, “Timeshare Strategy-Impairment Charges,” for additional information.

The following table summarizes the activity related to our “Senior, mezzanine, and other loans” notes receivable reserve for 2007, 2008, and 2009:

($ in millions)	Notes Receivable Reserve
Year-end 2006 balance	$70
Additions	11
Reversals	—
Write-offs	—
Transfers and other	11

Year-end 2007 balance	92
Additions	22
Reversals	(5)
Write-offs	(3)
Transfers and other	7

Year-end 2008 balance	113
Additions	84
Reversals	—
Write-offs	(28)
Transfers and other	14

Year-end 2009 balance	$183

Loans to Timeshare Owners

At year-end 2009, the weighted average interest rate for our “Loans to timeshare owners” was 12.2 percent and the stated interest rates associated with these loans ranged from zero to 19.50 percent. We reflect interest income associated with “Loans to timeshare owners” of $46 million, $68 million, and $50 million for 2009, 2008, and 2007, respectively, in the accompanying Consolidated Statements of Income in the “Timeshare sales and services” revenue caption. Our recorded investment in “Loans to timeshare owners” on nonaccrual status at year-end 2009 and year-end 2008 totaled $113 million and $74 million, respectively.

The following table summarizes the activity related to our “Loans to timeshare owners” notes receivable reserve for 2007, 2008, and 2009:

($ in millions)	Notes Receivable Reserve
Year-end 2006 balance	$29
Additions for current year sales	29
Write-offs	(24)
Other	(15)

Year-end 2007 balance	19
Additions for current year sales	36
Write-offs	(20)

Year-end 2008 balance	35
Additions for current year sales	5
Write-offs	(13)

Year-end 2009 balance	$27

13.	ASSET SECURITIZATIONS

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

The changes in servicing assets for year-end 2008 and year-end 2009, measured using the fair value method were:

($ in millions)	Servicing Assets
Fair value, beginning of fiscal year 2008	$15
Servicing from securitizations	3
Changes in fair value (1)	(6)

Fair value, fiscal year-end 2008	12
Servicing from securitizations	8
Disposals (2)	(3)
Changes in fair value (1)	(3)

Fair value, fiscal year-end 2009	$14

(1)	Principally represents changes due to collection/realization of expected cash flows over time and changes in fair value due to changes in key variables listed below.
(2)	Represents release of servicing assets related to the repurchase of outstanding note sale pools.

At year-end 2009, $1,235 million of principal due from timeshare interval and fractional owners remained outstanding in 13 special purpose entities formed in connection with our timeshare note sales. Delinquencies of more than 90 days amounted to $16 million. The impact to us from delinquencies, and our maximum exposure to loss as a result of our involvement with these special purpose entities, is limited to our residual interests and servicing assets, as discussed in Footnote No. 5, “Fair Value Measurements.” Please see the “Timeshare Residual Interests Valuation” caption in Footnote No. 21, “Restructuring Costs and Other Charges” for additional information on the risks associated with our residual interests. Under the terms of our timeshare note sales, we have the right, at our option, to repurchase defaulted mortgage notes at par. The transaction documents typically limit such repurchases to 10 percent of the transaction’s initial mortgage balance, but during 2009, investors in three of our outstanding note sale transactions agreed to increase the applicable limit to 15 percent. In cases where we have chosen to exercise this repurchase right, we have been able to resell the timeshare units underlying the defaulted loans without incurring material losses although we may not be able to do so in the future.

Cash flows between us and third-party purchasers during 2009, 2008, and 2007 were as follows: net proceeds to us from new timeshare note sales of $349 million, $237 million, and $515 million respectively; voluntary repurchases by us of defaulted notes (over 150 days overdue) of $81 million, $56 million, and $30 million respectively; servicing fees received by us of $6 million, $6 million, and $6 million, respectively; and cash flows received from our retained interests of $75 million, $96 million, and $100 million respectively.

We earned contractually specified servicing fees of $6 million in 2009, $6 million in 2008, and $6 million in 2007. We also earned contractually specified late fees and ancillary fees of $7 million in 2009, $7 million in 2008, and $7 million in 2007. We reflect all of these fees within the “Timeshare sales and services” line in our “Condensed Consolidated Statements of Income.”

In 2009, 2008, and 2007, we sold notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional ownership products of $446 million, $300 million, and $520 million, respectively. During 2009, we entered into two note sale transactions for $284 million and $380 million. The second of these transactions included our reacquisition and sale of $218 million of notes that were previously securitized in the first transaction. Each note sale was made to a newly formed transaction-specific trust that, simultaneously with its purchase of the notes receivable, issued $522 million, $246 million, and $520 million, respectively, of the trust’s notes. In connection with the sale of the notes receivable, we received net proceeds of $349 million in 2009, $237 million in 2008, and $515 million in 2007. We have included gains from the sales of timeshare notes receivable totaling $37 million in 2009, $16 million, net of $12 million of hedge ineffectiveness, in 2008, and $81 million in 2007 in the “Timeshare sales and services” revenue caption in our Consolidated Statements of Income.

See Footnote No. 5, “Fair Value Measurements,” in this report for further discussion of our servicing assets and residual interests. Additionally, see our “New Accounting Standards” discussion in “Management’s Discussion and Analysis” on the adoption of ASU 2009-17 in 2010 and its potential impact.

14.	LONG-TERM DEBT

Our long-term debt at year-end 2009 and year-end 2008, net of unamortized debt discounts of $20 million and $27 million, respectively, consisted of the following:

($ in millions)	2009	2008
Senior Notes:
Series C, matured September 15, 2009	$—	$76
Series F, interest rate of 4.625%, face amount of $348, maturing June 15, 2012 (effective interest rate of 5.020%)	347	347
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.550%)	302	349
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.300%)	289	314
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.450%)	291	335
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013 (effective interest rate of 5.710%)	398	397
$2.4B Effective Credit Facility, average interest rate of 0.872% at January 1, 2010	425	969
Other	246	308

	2,298	3,095
Less current portion	(64)	(120)

	$2,234	$2,975

As of year-end 2009, all debt was unsecured, and we had long-term public debt ratings of BBB- from Standard and Poor’s and Baa3 from Moody’s.

We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $2.4 billion of aggregate effective borrowings to support general corporate needs, including working capital and capital expenditures, and letters of credit supported our commercial paper program. The Credit Facility expires on May 14, 2012. Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus a fixed spread. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating.

Until the 2008 fourth quarter, when disruptions in the financial markets significantly reduced liquidity in the commercial paper market, we regularly issued short-term commercial paper primarily in the United States and, to a much lesser extent, in Europe. At that time, we suspended issuing commercial paper and used funds borrowed under the Credit Facility to repay all of our previously issued commercial paper as it matured. Our Standard and Poor’s commercial paper rating at the end of 2009 was A3. Because the current market for A3 commercial paper is very limited, it would be very difficult to rely on the use of this market as a meaningful source of liquidity, and we do not anticipate issuing commercial paper under these circumstances.

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

Although we are predominantly a manager and franchisor of hotel properties, we may use capital to buy, develop, and improve hotels, as well as to develop timeshare properties. Capital markets were disrupted in the fourth quarter of 2008 and have remained challenging due to the recession and ongoing worldwide financial instability. See the “Cash Requirements and Our Credit Facilities” discussion in the “Liquidity and Capital Resources” section of this report for additional information regarding our Credit Facility.

In 2009, we repurchased $122 million principal amount of our Senior Notes in the open market, across multiple series. We recorded a gain of $21 million for the debt extinguishment representing the difference between the acquired debt’s purchase price of $98 million and its carrying amount of $119 million. The weighted average interest rate on the senior debt that was paid down in 2009 was 6.8 percent.

In the fourth quarter of 2009, we made a $79 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series C Senior Notes.

Aggregate debt maturities at year-end 2009 were: $64 million in 2010; $12 million in 2011; $784 million in 2012; $410 million in 2013; $12 million in 2014; and $1,016 million thereafter.

Cash paid for interest, net of amounts capitalized, was $96 million in 2009, $110 million in 2008, and $115 million in 2007.

15.	SELF-INSURANCE RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The activity in the reserve for losses and loss adjustment expenses is summarized as follows:

($ in millions)	2009	2008
Balance at beginning of year	$296	$274
Less: reinsurance recoverable	(12)	(14)

Net balance at beginning of year	284	260

Incurred related to:
Current year	109	117
Prior year	(6)	(4)

Total incurred	103	113

Paid related to:
Current year	(36)	(36)
Prior year	(56)	(53)

Total paid	(92)	(89)

Net balance at end of year	295	284
Add: reinsurance recoverable	9	12

Balance at end of year	$304	$296

The provision for unpaid loss and loss adjustment expenses decreased by $6 million and $4 million in 2009 and 2008, respectively, as a result of changes in estimates from insured events of the prior years due to changes in underwriting experience and frequency and severity trends. The year-end 2009 self-insurance reserve of $304 million is comprised of a current portion of $96 million and long-term portion of $208 million. The year-end 2008 self-insurance reserve of $296 million is comprised of a current portion of $92 million and long-term portion of $204 million.

16.	SHAREHOLDERS’ EQUITY

Eight hundred million shares of our Class A Common Stock, with a par value of $.01 per share, and 10 million shares of preferred stock, without par value, are authorized under our restated certificate of incorporation. As of year-end 2009, of those authorized shares 358.2 million shares of our Class A Common Stock and no shares of our preferred stock were outstanding.

Accumulated other comprehensive income of $13 million at year-end 2009 consisted of gains totaling $11 million associated with foreign currency translation adjustments, and gains of $2 million associated with interest rate swap agreement cash flow hedges. Accumulated other comprehensive loss of $15 million at year-end 2008 primarily consisted of losses totaling $10 million associated with available-for-sale securities and losses totaling $13 million associated with foreign currency translation adjustments, partially offset by gains of $8 million associated with interest rate swap agreement cash flow hedges.

17.	DERIVATIVE INSTRUMENTS

We adopted the current guidance for disclosures about derivative instruments and hedging activities on January 3, 2009, the first day of our 2009 fiscal year. This guidance enhances the current disclosure framework for derivative instruments and hedging activities.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the change in fair value of the derivative instrument will be reflected in the Consolidated Financial Statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows or fair value and the hedge documentation standards are fulfilled at the time we enter into the derivative contract. A hedge is designated as a cash flow hedge, fair value hedge, or a net investment in foreign operations hedge based on the exposure being hedged. The asset or liability value of the derivative will change in tandem with its fair value. Changes in fair value, for the effective portion of qualifying hedges, are recorded in other comprehensive income (“OCI”). The derivative’s gain or loss is released from OCI to match the timing of the underlying hedged cash flows effect on earnings.

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

Our use of derivative instruments to manage market risks exposes us to the risk that a counterparty could default on a derivative contract. Our financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. We manage our exposure to counterparty risk by requiring specific minimum credit standards for our counterparties and by spreading our derivative contracts among diverse counterparties. As of year-end 2009, we had derivative contracts outstanding with eight investment grade counterparties.

In the event that we were to default under a derivative contract or similar obligation, our derivative counterparty would generally have the right, but not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value. Although the netting terms of our derivative contracts vary by agreement, in a settlement following a default, the liability positions under some of these contracts would be netted against the asset positions with the same counterparty. At year-end 2009, we had open derivative contracts in a liability position with a total fair value of $4 million.

During 2009, we used the following derivative instruments to mitigate our interest rate and foreign currency exchange rate risks:

Cash Flow Hedges

During 2008, we entered into interest rate swaps to manage interest rate risk associated with forecasted timeshare note sales. During 2008, 11 swaps were designated as cash flow hedges under the guidance for derivatives and hedging. We terminated nine of the 11 swaps in 2008 and recognized a $6 million loss in “Timeshare sales and services” revenue in our 2008 full-year income statement. The remaining two swaps became ineffective in the fourth quarter of 2008. We recognized a $12 million loss in “Timeshare sales and services” revenue in our full-year 2008 income statement and no longer accounted for them as cash flow hedges. We terminated these swaps in the first quarter of 2009 and recognized no additional gain or loss.

During 2009, 2008 and 2007, we entered into forward foreign exchange contracts to hedge the risk associated with forecasted transactions for contracts and fees denominated in foreign currencies. These contracts had original terms of less than three years and will expire in the first quarter of 2010. During 2009, we also entered into foreign exchange option contracts to hedge the risk associated with forecasted transactions for contracts and fees denominated in foreign currencies. These contracts had original terms of less than one year and will expire in the first quarter of 2010. We anticipate entering into similar foreign exchange contracts upon expiration of these forwards and options.

Net Investment Hedges

During 2009, 2008 and 2007, we entered into forward foreign exchange contracts to manage our risk of currency exchange rate volatility associated with certain of our investments in foreign operations. The contracts offset the gains and losses associated with translation adjustments for various investments in foreign operations and had original terms of approximately one month. We anticipate entering into similar contracts when these contracts expire in the first quarter of 2010.

Fair Value Hedges

In 2003, we entered into an interest rate swap to address interest rate risk. Under this agreement, which has an aggregate notional amount of $92 million and matures in 2010, we receive a floating rate of interest and pay a fixed rate of interest. The swap modifies our interest rate exposure by effectively converting a note receivable with a fixed rate to a floating rate. We classify this swap as a fair value hedge under the guidance for derivatives and hedging and we recognize the change in the fair value of the swap, as well as the change in the fair value of the underlying note receivable, in interest income. Due to the structure of the swap, the change in its fair value moves in tandem with the change in fair value of the underlying note receivable. The hedge is highly effective and, therefore, we reported no net gain or loss in 2009.

Derivatives not Designated as Hedging Instruments

In certain note sale transactions, we use interest rate swaps to limit the variability in the value of the excess spread (or the difference between the loan portfolio average fixed coupon rate and the variable rate expected by the note investors) due to changing interest rates. Although we expect to receive the excess spread, we provide interest rate swaps for the benefit of the investors in the event the underlying notes do not perform as expected. The interest rate swaps used in some conduit note sale transactions move inversely to the movement in the excess spread and thus provide a natural hedge in the transaction. We use multiple interest rate swaps, including differential swaps, in some of the term asset backed securities transactions that largely offset one another to the extent that the sold notes prepay within expectations. Given the natural hedges provided by both of these types of transactions, we did not apply hedge accounting to these interest rate swaps. In certain deals, we sell a portfolio of fixed-coupon consumer loans to investors who require a variable rate of return. If unhedged, an increase in the variable rate of those deals would compress the excess spread; therefore, we enter into these interest rate swaps to preserve the excess spread at the level expected by the investors.

At year-end 2009, we had four such swap agreements that expire through 2022. Due to market conditions, we were required to enter into a differential swap in connection with our first quarter 2009 note sale. We terminated that swap in the 2009 fourth quarter for a loss of $4 million related to our retained interests for our 2009 first quarter note sale.

We do not apply the standards of hedge accounting to some of our foreign exchange contracts because there is no material timing difference between the recognition of the gain or loss on the underlying asset or liability and the gain or loss on the derivative instrument. During 2009, 2008 and 2007, we entered into these forward contracts to hedge foreign currency denominated net monetary assets and/or liabilities. We anticipate entering into similar contracts when these contracts expire in the first quarter of 2010. Examples of monetary assets and liabilities that we hedge include, but are not limited to, cash, receivables, payables, and debt. Pursuant to the guidance for foreign currency translation, the gains or losses on such forward contracts are computed by multiplying the foreign currency amount of the forward contract by the difference between the spot rate at the balance sheet date and the spot rate at the date of inception of the forward contract (or the spot rate last used to measure a gain or loss on that contract for an earlier period).

The following tables summarize the fair value of our derivative instruments, and the effect of derivative instruments on our Consolidated Statements of Income and Comprehensive Income.

Fair Value of Derivative Instruments

($ in millions)	Balance Sheet Location	Fair Value at Year-End 2009	Fair Value at Year-End 2008	Notional Amount at Year-End 2009
Derivatives designated as hedging instruments (1)
Asset Derivatives
Foreign exchange forwards and options (2)	Other assets	$1	$6	$19
Net investment hedges	Other current liabilities	—	—	16

Total assets		$1	$6

Liability Derivatives
Interest rate swaps	Other current liabilities	(3)	(5)	92
Foreign exchange forwards (2)	Other current liabilities	(1)	(2)	38

Total liabilities		$(4)	$(7)

Derivatives not designated as hedging instruments (1)
Asset Derivatives
Interest rate swaps (2)	Other long-term liabilities	$—	$—	$14
Foreign exchange forwards (2)	Other assets	2	—	219

Total asset derivatives		$2	$—

Liability Derivatives
Interest rate swaps (2)	Other long-term liabilities	$(1)	$(15)	$62
Foreign exchange forwards (2)	Other current liabilities	—	—	70

Total liability derivatives		$(1)	$(15)

(1)	See Footnote No. 5, “Fair Value Measurements,” for additional information on the fair value of our derivative instruments.
(2)	Certain derivatives are subject to master netting agreements, which allows us to net payable and receivable positions for certain contracts within the same line item on the balance sheet.

The Effect of Derivative Instruments on the Consolidated Statement of Income

($ in millions)	Location of Gain (Loss) Recognized in Income	Fiscal Year- End 2009	Fiscal Year- End 2008	Fiscal Year- End 2007
Derivatives designated as cash flow hedges
Interest rate swaps	Timeshare sales and services	$—	$(19)	$—
Foreign exchange forwards and options	Base management fees	5	3	—
Foreign exchange forwards	Franchise fees	1	—	—
Foreign exchange forwards	Gains and other income	—	—	(1)

Total gain from cash flow hedges		6	(16)	(1)

Derivatives not designated as hedging instruments
Interest rate swaps	Timeshare sales and services	$(3)	$(4)	$(4)
Foreign exchange forwards	General, administrative, and other	(14)	7	(10)

Total (loss) from derivatives not designated as hedging instruments		(17)	3	(14)

Total (loss) recognized in income		$(11)	$(13)	$(15)

The Effect of Hedging Instruments on the Statement of Comprehensive Income (1), (2)

($ in millions)	Interest Rate Swaps	Cash Flow Hedges Foreign Exchange Forwards/Options
Deferred gains (losses) from derivatives in OCI at beginning of fiscal year 2007	$—	$—
Gains (losses) recognized in OCI from derivatives	(7)	—

Deferred gains (losses) from derivatives in OCI at fiscal year-end 2007	(7)	—
Gains (losses) recognized in OCI from derivatives	(1)	9
Less: Gains (losses) reclassified from OCI (effective portion) to:
Base management fees	—	3
Timeshare sales and services	(6)	—
Less: Gains (losses) reclassified from OCI (ineffective portion) to:
Timeshare sales and services	(2)	—

Deferred gains (losses) from derivatives in OCI at fiscal year-end 2008	—	6
Less: Gains (losses) reclassified from OCI (effective portion) to:
Base management fees	—	5
Franchise fees	—	1

Deferred gains (losses) from derivatives in OCI at fiscal year-end 2009	$—	$—

(1)	See Footnote No. 5, “Fair Value Measurements,” for additional information on the fair value of our derivative instruments.
(2)	Certain derivatives are subject to master netting agreements, which allows us to net payable and receivable positions for certain contracts within the same line item on the balance sheet.

18.	CONTINGENCIES

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at year-end 2009 are as follows:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings at Year-End 2009
Debt service	$37	$3
Operating profit	139	28
Other	103	7

Total guarantees where we are the primary obligor	$279	$38

The liability for expected future fundings at year-end 2009 in our Consolidated Balance Sheet is as follows: $8 million in the “Other current liabilities” line item and $30 million in the “Other long-term liabilities” line item.

Our guarantees of $279 million listed in the preceding table include $33 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties, $3 million of debt service guarantees that will not be in effect until the underlying debt has been funded, and $8 million of other guarantees.

The guarantees of $279 million in the preceding table do not include $171 million of guarantees that we anticipate will expire in the years 2013 and 2014, related to Senior Living Services lease obligations totaling $116 million and lifecare bonds of $55 million for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and $8 million of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”), which subsequently merged with Health Care Property Investors, Inc., is the primary obligor of $45 million of the lifecare bonds. Five Star is the primary obligor of the remainder of the lifecare bonds. Prior to our sale of the Senior Living Services business in 2003, these preexisting guarantees were guarantees by us of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called upon to make in connection with these lease obligations and lifecare bonds. While we currently do not expect to fund under the guarantees, according to recent SEC filings made by Sunrise there has been a significant deterioration in Sunrise’s financial position and access to liquidity; accordingly, Sunrise’s continued ability to meet these guarantee obligations cannot be assured.

The table also does not include lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $62 million. Most of these obligations expire at the end of 2020. CTF Holdings Ltd. (“CTF”) had originally made available €35 million in cash collateral in the event that we are required to fund under such guarantees (approximately €7 million ($9 million) remained at year-end 2009). Our contingent liability exposure of approximately $62 million will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future.

In addition to the guarantees noted in the preceding table, we provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $586 million. Payments for cost overruns for this project will be satisfied by the joint venture through contributions from the partners, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 34 percent. Our liability for this guarantee is included in our liability for anticipated project funding that we discuss in Footnote No. 20, “Timeshare Strategy-Impairment Charges,” which represents our intention to provide ongoing financial support to ensure completion of the project. The preceding table also does not include a project completion guarantee that we provided to another lender for a project with an estimated aggregate total cost of CAD $466 million (USD $441 million). The joint venture will satisfy payments for cost overruns for this project through contributions from the partners or from borrowings, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 20 percent. We do not expect to fund under the guarantee. At year-end 2009, the carrying value of the liabilities associated with this project completion guarantee was $3 million.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted previously, as of year-end 2009, we had the following commitments outstanding:

•

$4 million of loan commitments that we have extended to owners of lodging properties. We expect to fund approximately $2 million of these commitments in two to three years, and do not expect to fund the remaining $2 million of commitments, $1 million of which will expire in two to three years and $1 million of which will expire after six years.

•

Commitments to invest up to $49 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $1 million of these commitments in one to two years and $38 million within three years and $10 million after three years. If not funded, $29 million of these investment commitments will expire through 2012 and $20 million will expire through 2013.

•	A commitment, with no expiration date, to invest up to $12 million in a joint venture for development of a new property that we expect to fund within three years.

•	A commitment, with no expiration date, to invest up to $7 million in a joint venture that we do not expect to fund.

•

A commitment, subject to certain conditions, to invest up to $50 million (€35 million) into a new fund, which we expect will be capitalized and launched within six to 12 months, to purchase or develop managed Marriott brand hotels in Western Europe that will be managed exclusively by us. After the initial closing of the fund, we expect that our commitment will expire after four years subject to a one-year extension option with funding occurring over time during that period.

•	A commitment to invest up to $29 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

•

We have two commitments aggregating to $139 million to purchase timeshare and fractional units upon completion of construction for use in our Asia Pacific points and The Ritz-Carlton Destination Club programs. We have already made deposits of $21 million in conjunction with these commitments, and we are contractually obligated to make the remaining payment of $118 million in 2010, though we expect to defer payment of approximately $100 million to 2011.

•	$6 million (€5 million) of other purchase commitments to be funded over the next 5 years, as follows: $2 million in 2010 and $1 million in 2011, 2012, 2013 and 2014.

At year-end 2009, we also had $116 million of letters of credit outstanding, the majority of which related to our self-insurance programs. Surety bonds issued as of year-end 2009 totaled $361 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

Investment in Leveraged Lease

Historically, we had a $23 million investment in an aircraft leveraged lease with Delta Air Lines, Inc. (“Delta Airlines”), which we acquired in 1994. The gross investment was comprised of rentals receivable and the residual value of the aircraft offset by unearned income. On September 14, 2005, Delta Airlines filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and informed us that it wished to restructure the lease. As a result, our investment was impaired and we had recorded pretax charges of approximately $17 million in 2005 and $1 million in 2006. We recorded an additional $5 million loss related to this investment in fiscal 2007, and have no remaining exposure. In 2009, we reached final settlement with Delta Airlines and recorded a $3 million recovery of the investment previously reserved in the “General, administrative, and other” expense caption of our Consolidated Statements of Income.

19.	BUSINESS SEGMENTS

We are a diversified hospitality company with operations in five business segments:

•

North American Full-Service Lodging, which includes the Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott, Renaissance Hotels, and Renaissance ClubSport properties located in the continental United States and Canada;

•

North American Limited-Service Lodging, which includes the Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay properties located in the continental United States and Canada;

•

International Lodging, which includes the Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Courtyard, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments properties located outside the continental United States and Canada;

•

Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts properties worldwide (together with adjacent residential projects associated with some Ritz-Carlton hotels), as well as EDITION, for which no properties are yet open; and

•

Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott timeshare, fractional ownership, and residential properties worldwide.

In addition to the segments above, we exited the synthetic fuel business in 2007, which we formerly reported as a separate segment but now report under discontinued operations.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, interest expense, income taxes, or indirect general, administrative, and other expenses. With the exception of the Timeshare segment, we do not allocate interest income to our segments. Because note sales are an integral part of the Timeshare segment, we include note sale gains or (losses) in our Timeshare segment results. We also include interest income associated with Timeshare segment notes in our Timeshare segment results because financing sales are an integral part of that segment’s business. Additionally, we allocate other gains or losses, equity in earnings or losses from our joint ventures, divisional general, administrative, and other expenses, and income or losses attributable to noncontrolling interests to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, (which now includes provision for loan losses, as indicated in Footnote No. 1, “Summary of Significant Accounting Policies,”) equity in earnings or losses, and other gains or losses that are not allocable to our segments.

We aggregate the brands presented within our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment and our organizational and management reporting structure.

Revenues

($ in millions)	2009	2008	2007
North American Full-Service Segment	$4,848	$5,631	$5,476
North American Limited-Service Segment	1,986	2,233	2,198
International Segment	1,145	1,544	1,594
Luxury Segment	1,413	1,659	1,576
Timeshare Segment	1,439	1,750	2,065

Total segment revenues	10,831	12,817	12,909
Other unallocated corporate	77	62	81

	$10,908	$12,879	$12,990

(Loss) Income from Continuing Operations Attributable to Marriott

($ in millions)	2009	2008	2007
North American Full-Service Segment	$272	$419	$478
North American Limited-Service Segment	265	395	461
International Segment	129	246	271
Luxury Segment	17	78	72
Timeshare Segment	(679)	28	306

Total segment financial results	4	1,166	1,588
Other unallocated corporate	(318)	(324)	(304)
Interest income and interest expense	(93)	(124)	(146)
Income taxes	61	(359)	(441)

	$(346)	$359	$697

Net Losses Attributable to Noncontrolling Interests

($ in millions)	2009	2008	2007
International Segment	$—	$(1)	$(1)
Luxury Segment	—	—	1
Timeshare Segment	11	25	1

Total segment net losses attributable to noncontrolling interests	11	24	1
Provision for income taxes	(4)	(9)	—

	$7	$15	$1

Equity in (Losses) Earnings of Equity Method Investees

($ in millions)	2009	2008	2007
North American Full-Service Segment	$1	$3	$3
North American Limited-Service Segment	(9)	—	2
International Segment	(11)	(2)	3
Luxury Segment	(32)	(12)	(4)
Timeshare Segment	(12)	11	10

Total segment equity in (losses) earnings	(63)	—	14
Other unallocated corporate	(3)	15	(11)

	$(66)	$15	$3

Depreciation and Amortization

($ in millions)	2009	2008	2007
North American Full-Service Segment	$33	$29	$25
North American Limited-Service Segment	18	20	23
International Segment	25	24	23
Luxury Segment	17	16	17
Timeshare Segment	42	46	39

Total segment depreciation and amortization	135	135	127
Other unallocated corporate	50	55	62
Discontinued operations	—	—	8

	$185	$190	$197

Assets

($ in millions)	At Year-End 2009	At Year-End 2008
North American Full-Service Segment	$1,175	$1,287
North American Limited-Service Segment	468	467
International Segment	849	832
Luxury Segment	653	715
Timeshare Segment	2,653	3,636

Total segment assets	5,798	6,937
Other unallocated corporate	2,135	1,966
Discontinued operations	—	—

	$7,933	$8,903

Equity Method Investments

($ in millions)	At Year-End 2009	At Year-End 2008
North American Full-Service Segment	$14	$16
North American Limited-Service Segment	100	97
International Segment	47	56
Luxury Segment	38	50
Timeshare Segment	2	80

Total segment equity method investments	201	299
Other unallocated corporate	7	10

	$208	$309

Goodwill

($ in millions)	North American Full-Service Segment	North American Limited-Service Segment	International Segment	Luxury Segment	Total Goodwill
Year-end 2007 balance:
Goodwill	$461	$86	$310	$192	$1,049
Accumulated amortization	(55)	(14)	(37)	(22)	(128)

	406	72	273	170	921
Deferred tax liability adjustment	(71)	—	25	—	(46)

	$335	$72	$298	$170	$875

Year-end 2008 balance:
Goodwill	$390	$86	$335	$192	1,003
Accumulated amortization	(55)	(14)	(37)	(22)	(128)

	$335	$72	$298	$170	$875

Year-end 2009 balance:
Goodwill	$390	$86	$335	$192	$1,003
Accumulated amortization	(55)	(14)	(37)	(22)	(128)

	$335	$72	$298	$170	$875

Capital Expenditures

($ in millions)	2009	2008	2007
North American Full-Service Segment	$18	$117	$446
North American Limited-Service Segment	9	13	36
International Segment	33	45	44
Luxury Segment	1	6	35
Timeshare Segment	28	105	56

Total segment capital expenditures	89	286	617
Other unallocated corporate	58	71	54

	$147	$357	$671

Segment expenses include selling expenses directly related to the operations of the businesses, aggregating $436 million in 2009, $629 million in 2008, and $616 million in 2007. Approximately 87 percent for 2009 and 89 percent for each of 2008 and 2007 of the selling expenses are related to our Timeshare segment.

Our consolidated financial statements include the following related to operations located outside the United States (which are predominately related to our International lodging segment):

1.	Revenues of $1,700 million in 2009, $2,230 million in 2008, and $2,287 million in 2007;

2.	Segment financial losses of $26 million in 2009 (losses of $42 million from Continental Europe, losses of $51 million from the Americas excluding the United States, $8 million of income from Asia, $29 million of income from the United Kingdom and Ireland, $27 million of income from the Middle East and Africa, and $3 million of income from Australia), and segment results of $253 million in 2008 and $341 million in 2007. Segment losses for 2009 reflect timeshare strategy impairment charges and restructuring costs, both for our Timeshare segment, totaling $176 million associated with the Americas excluding the United States, Europe, Asia and the United Kingdom and Ireland of $100 million, $47 million, $22 million, and $7 million, respectively. Segment results for 2008 reflect restructuring costs and other charges, for our Timeshare segment, totaling $12 million associated with the Americas excluding the United States and with Europe of $2 million and $10 million, respectively; and

3.	Fixed assets of $325 million in 2009 and $314 million in 2008. At year-end 2009 and year-end 2008, fixed assets located outside the United States are included within the “Property and equipment” caption in our Consolidated Balance Sheets.

No individual country, other than the United States, constitutes a material portion of our revenues, financial results or fixed assets.

We estimate that, for the 20-year period from 2010 through 2029, the cost of completing all phases of our existing portfolio of owned timeshare properties will be approximately $2.9 billion. This estimate is based on our current development plans, which remain subject to change.

20.	TIMESHARE STRATEGY – IMPAIRMENT CHARGES

In response to the difficult business conditions that the Timeshare segment’s timeshare, luxury residential, and luxury fractional real estate development businesses continued to experience, we evaluated our entire Timeshare portfolio in the 2009 third quarter. In order to adjust the business strategy to reflect current market conditions at that time, on September 22, 2009, we approved plans for our Timeshare segment to take the following actions: (1) for our luxury residential projects, reduce prices, convert certain proposed projects to other uses, sell some undeveloped land, and not pursue further Marriott-funded residential development projects; (2) reduce prices for existing luxury fractional units; (3) continue short-term promotions for our U.S. timeshare business and defer the introduction of new projects and development phases; and (4) for our European timeshare and fractional resorts, continue promotional pricing and marketing incentives and not pursue further development. We designed these plans, which primarily relate to luxury residential and fractional resorts, to stimulate sales, accelerate cash flow, and reduce investment spending.

As a result of these decisions, in 2009 we recorded pretax charges totaling $752 million in our Consolidated Statements of Income ($502 million after-tax), including $614 million of pretax charges impacting operating income under the “Timeshare strategy-impairment charges” caption, and $138 million of pretax charges impacting non-operating income under the “Timeshare strategy-impairment charges (non-operating)” caption. The $752 million of pretax impairment charges were non-cash, other than $27 million of charges associated with ongoing mezzanine loan fundings and $21 million of charges for purchase commitments that we expected to fund in 2010.

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

In accordance with the guidance for accounting for the impairment or disposal of long-lived assets, we made these impairment adjustments to inventory, property and equipment and joint venture investment to adjust the carrying value of each underlying asset to our estimate of its fair value as of the end of the 2009 third quarter, including fully impairing the joint venture investment. We estimated the fair value of the underlying assets using probability-weighted cash flow models that reflected our expectations of future performance discounted at risk-free interest rates commensurate with the remaining life of the related projects using the procedures specified in the guidance for fair value measurements. We used Level 3 inputs for our discounted cash flow analyses. Our assumptions included: growth rate and sales pace projections, additional pricing discounts resulting from the business decisions we made, development cancellations resulting in shorter project life cycles, marketing and sales cost estimates, and in certain instances alternative uses to comply with the highest and best use provisions specified in the guidance for fair value measurements. In some instances, we took into account appraisals, which we deemed to be Level 3 inputs, for determining the fair value of the underlying assets.

We also determined that certain mezzanine loans made to the impaired joint venture we refer to in the preceding paragraph likely would not be repaid. As a result, we fully reserved those loans in accordance with the guidance for accounting by creditors for impairment of a loan, based on the present value of the loans’ expected cash flows discounted at the loans’ effective interest rates.

Our reported funding liability is related to our intention to provide ongoing financial support for this impaired joint venture in order to ensure the completion of this project based upon both completion of significant project milestones and our history of support for the entity’s operations. We do not anticipate repayment from this joint venture, which is a variable interest entity (See Footnote No. 22, “Variable Interest Entities”), and have accordingly expensed these amounts. The funding liability met the criteria of probable and reasonably estimable, in accordance with the guidance for accounting for contingencies.

Other impairments primarily related to our anticipated fundings in conjunction with certain purchase commitments, a portion of which we do not expect to recover because the projected fair value of the assets to be purchased under the commitments will be below the amount we expect to fund. We measured the projected fair value of the assets using probability-weighted cash flow models with Level 3 inputs, in accordance with the guidance for fair value measurements. Our assumptions included: growth rate and sales pace projections, additional pricing discounts as a result of the business decisions made, marketing and sales cost estimates, and in certain instances alternative uses to comply with the highest and best use provisions specified in the guidance for fair value measurements.

21.	RESTRUCTURING COSTS AND OTHER CHARGES

During the latter part of 2008, we experienced a significant decline in demand for hotel rooms both domestically and internationally as a result, in part, of the failures and near failures of a number of large financial service companies in the fourth quarter of 2008 and the dramatic downturn in the economy. Our capital intensive Timeshare business was also hurt both domestically and internationally by the downturn in market conditions and particularly the significant deterioration in the credit markets, which resulted in our decision not to complete a note sale in the fourth quarter of 2008 (although we did complete a note sale in the first quarter of 2009). These declines resulted in reduced management and franchise fees, cancellation of development projects, reduced timeshare contract sales, and anticipated losses under guarantees and loans. In the fourth quarter of 2008, we put certain company-wide cost-saving measures in place in response to these declines, with individual company segments and corporate departments implementing further cost saving measures. Upper-level management responsible for the Timeshare segment, lodging development, and above-property level management of the various corporate departments and brand teams individually led these decentralized management initiatives. The various initiatives resulted in aggregate restructuring costs of $55 million that we recorded in the fourth quarter of 2008. We also recorded $137 million of other charges in the 2008 fourth quarter. For information regarding the fourth quarter 2008 charges, see Footnote No. 20, “Restructuring Costs and Other Charges,” in our Annual Report on Form 10-K for 2008 (“2008 Form 10-K”).

Restructuring Costs

As part of the restructuring actions we began in the fourth quarter of 2008, we initiated further cost savings measures in 2009 associated with our Timeshare segment, hotel development, above-property level management, and corporate overhead. These further measures resulted in additional 2009 restructuring costs of $51 million, which included: (1) $21 million in severance costs related to the reduction of 1,077 employees; (2) $29 million in facilities exit costs; and (3) $1 million related to the write-off of capitalized costs relating to development projects no longer deemed viable. The severance costs do not reflect amounts billed out separately to owners for property-level severance costs. The $21 million of 2009 severance costs consists of (1) $17 million of the expected $19 million in costs that, as disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 11, 2009 (the “2009 Third Quarter Form 10-Q”), we incurred through the third quarter of 2009 and expected to incur in the fourth quarter of 2009, and (2) $4 million of incremental costs that we incurred as a result of further cost savings measures we implemented in the 2009 fourth quarter. All of the $29 million of 2009 facilities exit costs reflects the expected $29 million to $30 million in costs that, as disclosed in our 2009 Third Quarter Form 10-Q, we incurred through the third quarter of 2009 and expected to incur in the fourth quarter of 2009.

As part of the restructuring efforts in our Timeshare segment, we reduced and consolidated sales channels in the United States and closed down certain operations in Europe in the fourth quarter of 2008. We recorded Timeshare restructuring costs of $28 million in the 2008 fourth quarter. We recorded further Timeshare restructuring costs in 2009 of $45 million including: (1) $15 million in severance costs; (2) $29 million in facility exit costs primarily associated with noncancelable lease costs in excess of estimated sublease income arising from the reduction in personnel, ceased use of certain lease facilities, and $9 million in fixed asset impairments; and (3) $1 million related to the write-off of capitalized costs relating to development projects no longer deemed viable. We completed this restructuring in 2009 and do not expect to incur additional expenses in connection with these initiatives.

As part of the hotel development restructuring efforts across several of our Lodging segments in the fourth quarter of 2008, we discontinued certain development projects that required our investment. We recorded restructuring costs in the 2008 fourth quarter of $24 million. We recorded further hotel development restructuring costs in 2009 of $2 million for severance and fringe benefit costs. We completed this restructuring in 2009 and do not expect to incur additional expenses in connection with these initiatives.

We also implemented restructuring initiatives by reducing above property-level lodging management personnel and corporate overhead. We incurred 2008 fourth quarter restructuring costs of $3 million, primarily reflecting severance and fringe benefit costs. We recorded further restructuring costs in 2009 of $4 million for severance and fringe benefit costs. We completed this restructuring in 2009 and do not expect to incur additional expenses in connection with these initiatives.

Other Charges

We also incurred $162 million of other charges in 2009 as detailed in the following paragraphs.

Security Deposit, Joint Venture, and Other Asset Impairments

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

As a result of the Company’s decisions to stop funding these cash flow shortfalls and based on our internal analysis of expected future discounted cash flows, we determined that we may not recover two security deposits totaling $49 million. We used Level 3 inputs for our discounted cash flows analysis in accordance with the guidance for fair value measurements. Our assumptions included property level pro forma financial information, growth rates, and inflation. We recorded an impairment charge of $49 million in the first quarter of 2009 to fully reserve these security deposits in the “General, administrative, and other” expense caption in our Consolidated Statements of Income. In 2009, we applied the remaining $11 million of the $16 million liability established in the fourth quarter of 2008 against this impairment. In the tables that follow, see the “Impairment of investments and other” caption, which includes the $49 million impairment charge, and the “Reserves for expected fundings” caption, which includes the $11 million reduction in the liability.

We expect that one project in development, in which the Company has a joint venture investment, will generate lower operating results than we had previously anticipated due to the continued downturn in the economy, and have concluded that it is highly unlikely that we will receive a return on or of our investment without first fully funding potentially significant incremental capital, which we are not inclined to do. As a result, based on our internal analysis of expected discounted future cash flows using Level 3 inputs in accordance with the guidance for fair value measurements, we determined that our investment in that joint venture was fully impaired. The Level 3 inputs we used in our analysis were based on assumptions regarding property level pro forma financial information, fundings of debt service obligations, growth rates, and inflation. We recorded an impairment charge of $30 million in 2009 in the “Equity in (losses) earnings” caption in our Consolidated Statements of Income. See the “Impairment of investments and other” caption in the tables that follow that includes this charge.

Due to continued and projected losses at a joint venture, we evaluated our investment for impairment and determined that it was other than temporarily impaired. We recorded an impairment charge of $3 million in 2009 in the “Equity in (losses) earnings” caption in our Consolidated Statements of Income. We estimated the fair value of our joint venture investment using a market approach in accordance with the guidance for fair value measurements. The Level 3 inputs we used in our probability-weighted internal analysis were based on assumptions about market capitalization rates, growth rates, and inflation. See the “Impairment of investments and other” caption in the tables that follow that includes this charge.

We expect that a management agreement will likely be terminated for one property that is currently in receivership due to significant operating losses and an inability to meet debt service obligations. As a result, we have determined that previously capitalized contract acquisitions costs related to that property are not recoverable, and therefore, we recorded an impairment charge of $8 million in 2009 in the “General, administrative, and other” expense caption in our Consolidated Statements of Income. See the “Impairment of investments and other” caption in the tables that follow that includes this charge.

Accounts Receivable-Bad Debts and Charges for Guarantees

We expect to fund under cash flow guarantees for two properties that have experienced cash flow shortfalls. We do not deem these guarantee fundings to be recoverable, and have therefore recorded charges of $3 million in 2009 to reflect these obligations. We also reserved a $1 million accounts receivable balance in 2009, which, on analysis, we deemed to be uncollectible as a result of the unfavorable hotel operating environment. We have recorded these charges in the “General, administrative, and other” expense caption in our Consolidated Statements of Income. See the “Accounts receivable and guarantee charges” caption in the tables that follow that includes these charges.

Reserves for Loan Losses

From time to time, we advance loans to owners of properties that we manage. As a result of the continued downturn in the economy, certain hotels have experienced significant declines in profitability and the owners may not be able to meet debt service obligations to us or, in some cases, to third-party lending institutions. In 2009, we determined that two loans made by us may not be repaid. Due to the expected loan losses, we fully reserved these loans and recorded a charge of $43 million in 2009, which is reflected in the “General, administrative and other” expense caption in our Consolidated Statements of Income. See the “Reserves for loan losses” caption in the tables that follow, which includes this provision.

Timeshare Residual Interests Valuation

The fair market value of our residual interests in timeshare notes sold declined in the first half of 2009 primarily due to an increase in the market rate of interest at which we discount future cash flows to estimate the fair market value of the retained interests as well as certain previously securitized loan pools reaching performance triggers. The increase in the market rate of interest reflected an increase in defaults caused by the continued deteriorating economic conditions. As a result of this change, we recorded an $11 million charge in the 2009 first quarter, which was partially offset by a $6 million favorable impact from changes in assumptions related to discount rate, defaults and prepayments in the 2009 second and fourth quarters. Eight previously securitized loan pools reached performance triggers as a result of increased defaults; one pool in March 2009, six pools in April and May 2009, and one pool in December 2009. These performance triggers effectively redirected the excess spread we typically receive each month to accelerate returns to investors and resulted in $19 million in charges in the first half of 2009. In the 2009 second half, loan performance improved sufficiently in seven of the eight previously securitized loan pools to cure the performance triggers, resulting in a $4 million benefit to residual interest. We recorded these charges in the “Timeshare sales and services” caption in our Consolidated Statements of Income. See the “Residual interests valuation” caption in the tables that follow, which includes these charges. The tables summarizing the changes to our Level 3 assets and liabilities in Footnote No. 5, “Fair Value Measurements,” reflect the $20 million in total charges in 2009 on the “Included in earnings” line, which also reflects a partial offset due to other changes in the underlying assumptions that impact the fair value of the residual interests and the cure of the performance triggers in the 2009 second half.

Timeshare Contract Cancellation Allowances

Our financial statements reflect 2009 net contract cancellation allowances of $9 million recorded in anticipation that a portion of contract revenue and costs previously recorded for certain projects under the percentage-of-completion method will not be realized due to contract cancellations prior to closing. We have an equity method investment in one of these projects, and accordingly, we reflected $6 million of the $9 million in the “Equity in (losses) earnings” caption in our Consolidated Statements of Income. The remaining net $3 million of contract cancellation allowances consisted of a reduction in revenue, net of adjustments to product costs and other direct costs and was recorded in Timeshare sales and services revenue, net of direct costs. See the “Contract cancellation allowances” caption in the tables that follow, which includes this net allowance.

Timeshare Software Development Write-off

In 2009, we recorded an impairment of $7 million for the write-off of capitalized software development costs related to a software project. We concluded that continued development of this software was not cost effective given continued cost savings initiatives associated with the challenging business environment and we will instead pursue alternative lower cost solutions.

Summary of Restructuring Costs and Other Charges

The following table summarizes our restructuring costs and other charges we recorded in and through 2009, as well as our remaining liability at year-end 2009:

($ in millions)	Restructuring Costs and Other Charges Liability at Fiscal Year-End 2008	Total Charge (Reversal) in 2009		Cash Payments in 2009	Restructuring Costs and Other Charges Liability at Fiscal Year-End 2009	Total Cumulative Restructuring Costs through 2009 (3)
Severance-Timeshare	$11	$15		$22	$4	$29
Facilities exit costs-Timeshare	5	29	(1)	7	18	34
Development cancellations-Timeshare	—	1		—	—	10

Total restructuring costs-Timeshare	16	45		29	22	73

Severance-hotel development	2	2		3	1	4
Development cancellations-hotel development	—	—		—	—	22

Total restructuring costs-hotel development	2	2		3	1	26

Severance-above property-level management	2	4		4	2	7

Total restructuring costs-above property-level management	2	4		4	2	7

Total restructuring costs	$20	$51		$36	$25	$106

Impairment of investments and other	—	90		—	—
Accounts receivable and guarantee charges	—	4		—	3
Reserves for expected fundings	16	(11)		4	1
Reserves for loan losses	—	43		—	—
Residual interests valuation	—	20		—	—
Contract cancellation allowances	—	9		—	—
Software development write-off	—	7		—	—

Total other charges	16	162	(2)	4	4

Total restructuring costs and other charges	$36	$213		$40	$29

(1)	Reflects $9 million of non-cash facilities exit costs related to fixed asset impairments.
(2)	Reflects $170 million of non-cash other charges, which exclude the $11 million reversal of reserves for expected fundings and $3 million of guarantee charges.
(3)	Includes charges recorded in the 2008 fourth quarter through year-end 2009.

The following tables provide further detail on the restructuring costs and other charges incurred in 2009 and cumulative restructuring costs incurred through year-end 2009, including a breakdown of these charges by segment:

2009 and Cumulative Operating Income Impact

($ in millions)	North American Full- Service Segment	North American Limited- Service Segment	Inter- national Segment	Luxury Segment	Timeshare Segment	Other Unallocated Corporate	Total
Restructuring Costs-2009:
Severance	$—	$—	$2	$—	$15	$4	$21
Facilities exit costs	—	—	—	—	29	—	29
Development cancellations	—	—	—	—	1	—	1

Total restructuring costs- 2009	$—	$—	$2	$—	$45	$4	$51

Restructuring Costs-Cumulative through 2009 (1)
Severance	$—	$—	$2	$1	$29	$8	$40
Facilities exit costs	—	—	—	—	34	—	34
Development cancellations	—	—	—	—	10	22	32

Total restructuring costs-cumulative through 2009	$—	$—	$2	$1	$73	$30	$106

Other Charges-2009:
Impairment of investments and other	$15	$42	$—	$—	$—	$—	$57
Reserves for loan losses	—	—	—	—	—	43	43
Accounts receivable and guarantee charges	—	—	3	1	—	—	4
Reversal of charges related to expected fundings	—	(11)	—	—	—	—	(11)
Residual interests valuation	—	—	—	—	20	—	20
Contract cancellation allowances	—	—	—	—	3	—	3
Software development write-off	—	—	—	—	7	—	7

Total other charges-2009	$15	$31	$3	$1	$30	$43	$123

(1)	Includes charges recorded in the 2008 fourth quarter through year-end 2009.

2009 Non-Operating Impact

($ in millions)	Equity in Earnings	Total
Other Charges:
Impairment of investments (1)	$33	$33
Contract cancellation allowances-Timeshare segment	6	6

Total	$39	$39

(1)	Includes a $30 million impairment of a Luxury segment joint venture and $3 million impairment of an International segment joint venture.

22.	VARIABLE INTEREST ENTITIES

In accordance with the guidance for the consolidation of variable interest entities, we analyze our variable interests, including loans, guarantees, and equity investments, to determine if the entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and financial agreements. We also use our quantitative and qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.

We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets fractional ownership and residential interests, and we consolidate the entity because we are the primary beneficiary. We concluded that the entity is a variable interest entity because the voting rights are not proportionate to the economic interests. The loan we provided to the entity replaced the original senior loan, and at year-end 2009, had a principal balance of $88 million and an accrued interest balance of $3 million. The variable interest entity uses the loan facility to fund its net cash flow. The loan’s outstanding principal balance increased by $20 million compared to year-end 2008. At year-end 2009, the carrying amount of consolidated assets included within our Consolidated Balance Sheet that are collateral for the variable interest entity’s obligations totaled $40 million and comprised $34 million of real estate held for development, property, equipment, and other assets and $6 million of cash. Further, at year-end 2009, the carrying amount of the consolidated liabilities and noncontrolling interests included within our Consolidated Balance Sheets for this variable interest entity totaled $13 million and the noncontrolling interest was reduced to zero. The creditors of this entity do not have general recourse to our credit. We have contracted to purchase the noncontrolling interest in the entity for less than $1 million. The acquisition will occur in stages, and commenced with our initial acquisition of 3 percent of the noncontrolling interest in the entity that occurred during the 2009 third quarter. The acquisition is expected to be completed in the 2010 third quarter.

Our Timeshare segment uses several special purpose entities to maintain ownership of real estate in certain jurisdictions in order to facilitate sales within the Asia Pacific Points Club (the “Asia Club”). In 2009, we established a special purpose entity to maintain ownership of real estate for sale of a Portfolio membership in The Ritz-Carlton Destination Club (“RCDC Club”). Although we have no equity ownership in the Asia or RCDC Clubs themselves, we absorb the variability in the assets of the Asia or RCDC Clubs to the extent that inventory has not been sold to the ultimate Asia or RCDC Club member. The Asia and RCDC Clubs are variable interest entities because the equity investment at risk is not sufficient to permit the entities to finance their activities without additional support from other parties. We determined that we were the primary beneficiary of these entities based upon the proportion of variability that we absorb compared to Asia or RCDC Club members. At year-end 2009, the carrying amount of inventory associated with the Asia Club was $53 million, of which $31 million resulted from the consolidation of these special purpose entities and $22 million resulted from inventory and deposits in wholly owned subsidiaries that will be transferred to the Asia Club structure in the future in order to facilitate the sale of the real estate interests. At year-end 2008, the carrying amount of inventory associated with the Asia Club was $78 million, of which $49 million resulted from the consolidation of these special purpose entities and $29 million resulted from inventory and deposits in wholly owned subsidiaries that will be transferred to the Asia Club structure in the future in order to facilitate the sale of the real estate interests. At year-end 2009, the carrying amount of inventory associated with the RCDC Club was $13 million, all of which resulted from the consolidation of the special purpose entity. The creditors of these entities do not have general recourse to our credit.

We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets fractional ownership and residential interests, and we do not consolidate the entity because we are not the primary beneficiary. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. We have determined that we are not the primary beneficiary as another party, within a de facto agent group, is most closely associated with the entity. During 2009, we advanced $12 million in additional loans to fund progress toward completion of the project. We subsequently fully impaired our equity investment and certain loans receivable due from the entity. We will likely fund up to an additional $28 million, which we believe is our maximum exposure to loss, and do not expect to recover this amount, which has been accrued and is included in current liabilities. See Footnote No. 20, “Timeshare Strategy-Impairment Charges,” for additional information.

In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2007, under the caption “2005 Acquisitions,” we manage 12 hotels on behalf of four tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. The entities have minimal equity and minimal assets comprised of hotel working capital and furniture, fixtures, and equipment. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from their guarantees fully in connection with eight of these properties and partially in connection with the other four properties. At year-end 2009, the trust account held approximately $9 million. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not bear the majority of the expected losses. We are secondarily liable (after exhaustion of funds from the trust account) for rent payments for eight of the 12 hotels in the event that there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these eight hotels totaled approximately $72 million. In addition, we are secondarily liable for rent payments of up to an aggregate cap of $20 million for the four other hotels in the event that there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease for which we are secondarily liable.

23.	LEASES

We have summarized our future obligations under operating leases at year-end 2009, below:

($ in millions)	Minimum Lease Payments
Fiscal Year
2010	$160
2011	153
2012	138
2013	125
2014	117
Thereafter	994

Total minimum lease payments where we are the primary obligor	$1,687

Most leases have initial terms of up to 20 years and contain one or more renewal options, generally for five- or 10-year periods. These leases provide for minimum rentals and additional rentals based on our operations of the leased property. The total minimum lease payments above include $382 million, representing obligations of consolidated subsidiaries that are non-recourse to us.

Minimum lease payments aggregating $92 million relating to the CTF leases further discussed in Footnote No. 22, “Variable Interest Entities,” which are not reflected in the $1,687 million in the preceding table are as follows: $27 million in 2010; $25 million in 2011; $16 million in 2012; $12 million in 2013; $8 million in 2014; and $4 million thereafter.

The composition of rent expense for the last three fiscal years associated with operating leases is detailed in the following table:

($ in millions)	2009	2008	2007
Minimum rentals	$262	$283	$272
Additional rentals	63	67	78

	$325	$350	$350

We have summarized our future obligations under capital leases at year-end 2009, in the following table:

($ in millions)	Minimum Lease Payments
Fiscal Year
2010	$1
2011	1
2012	1
2013	1
2014	1
Thereafter	5

Total minimum lease payments	10
Less: Amount representing interest	(4)

Present value of net minimum lease payments	$6

The accompanying Consolidated Balance Sheets for year-end 2009 and year-end 2008 included $6 million and $6 million, respectively, in the “Long-term debt” caption that represented the present value of net minimum lease payments associated with capital leases.

24.	RELATED PARTY TRANSACTIONS

Equity Method Investments

We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. In addition, in some cases we provide loans, preferred equity or guarantees to these entities. Our ownership interest in these equity method investments generally varies from 10 to 49 percent. The amount of our consolidated retained earnings that represents undistributed earnings attributable to our equity investments totaled $2 million at year-end 2009.

The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

($ in millions)	2009	2008	2007
Base management fees	$44	$49	$56
Franchise fees	—	—	1
Incentive management fees	2	11	26
Cost reimbursements	260	340	510

Total revenue	$306	$400	$593

General, administrative, and other	$(1)	$(1)	$(4)
Reimbursed costs	(260)	(340)	(510)
Gains and other income	6	12	25
Interest expense-capitalized	4	4	1
Interest income	8	3	4
Equity in (losses) earnings	(66)	15	3
Timeshare strategy-impairment charges (non-operating)	(138)	—	—
Provision for income taxes	—	1	—

Balance Sheet Data

($ in millions)	At Year-End 2009	At Year-End 2008
Current assets-accounts and notes receivable	$10	$23
Deferred development	2	3
Contract acquisition costs	26	28
Equity and cost method investments	208	309
Notes receivable	10	50
Other	1	7
Current liabilities:
Other	(31)	(9)
Other long-term liabilities	(13)	(15)

Summarized information for the entities in which we have equity method investments is as follows:

Income Statement Data

($ in millions)	2009	2008	2007
Sales	$850	$1,342	$1,622

Net (loss) income	$(241)	$122	$134

Balance Sheet Summary

($ in millions)	At Year-End 2009	At Year-End 2008
Assets (primarily comprised of hotel real estate managed by us)	$3,228	$3,669

Liabilities	$2,339	$2,532

25.	RELATIONSHIP WITH MAJOR CUSTOMER

As of year-end 2009, Host Hotels & Resorts, Inc. (“Host”), formerly known as Host Marriott Corporation, owned or leased 146 lodging properties operated by us under long-term agreements as compared to 149 properties as of year-end 2008. We recognized revenues from lodging properties owned or leased by Host (which are included in our North American Full-Service, North American Limited-Service, Luxury, and International segments) for the last three fiscal years as shown in the following table:

($ in millions)	2009	2008	2007
Revenues	$2,096	$2,539	$2,580

Additionally, Host is a partner in certain unconsolidated partnerships that own lodging properties operated by us under long-term agreements. As of year-end 2009, Host was affiliated with five such properties operated by us as compared to 125 such properties operated by us as of year-end 2008. The revenues associated with those properties (which are included in our North American Full-Service, Luxury, and International segments for 2009, 2008 and 2007, as well as our North American Limited-Service segment for 2008 and 2007) that were recognized by the Company for the last three fiscal years are shown in the following table:

($ in millions)	2009	2008	2007
Revenues	$104	$411	$350

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)	Fiscal Year 2009 (1), (2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues (3)	$2,495	$2,562	$2,471	$3,380	$10,908

Operating income (loss) as previously reported (3) (5)	$82	$100	$(506)	$212	$(112)
Reclassification of (provision for) reversal of provision for loan losses to “General, administrative, and other” (5)	(42)	(1)	—	3	(40)

Operating income (loss) (3) (5)	$40	$99	$(506)	$215	$(152)

Income (loss) from continuing operations	$(25)	$35	$(469)	$106	$(353)
Discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	(25)	35	(469)	106	(353)
Net losses attributable to noncontrolling interests, net of tax	2	2	3	—	7

Net income (loss) attributable to Marriott	$(23)	$37	$(466)	$106	$(346)

Diluted earnings (losses) per share from continuing operations attributable to Marriott shareholders (6)	$(0.06)	$0.10	$(1.31)	$0.28	$(0.97)
Diluted earnings per share from discontinued operations attributable to Marriott shareholders	—	—	—	—	—

Diluted earnings (losses) per share attributable to Marriott shareholders	$(0.06)	$0.10	$(1.31)	$0.28	$(0.97)

($ in millions, except per share data)	Fiscal Year 2008 (1), (2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues (3)	$2,947	$3,185	$2,963	$3,784	$12,879

Operating income (loss) as previously reported (3) (5)	$195	$313	$203	$74	$785
Reclassification of reversal of provision for (provision for) loan losses to “General, administrative, and other” (5)	2	—	—	(22)	(20)

Operating income (loss) (3) (5)	$197	$313	$203	$52	$765

Income (loss) from continuing operations	$121	$151	$84	$(12)	$344
Discontinued operations, net of tax	(1)	4	—	—	3

Net income (loss)	120	155	84	(12)	347
Net losses attributable to noncontrolling interests, net of tax	1	2	10	2	15

Net income (loss) attributable to Marriott	$121	$157	$94	$(10)	$362

Diluted earnings (losses) per share from continuing operations attributable to Marriott shareholders (4) (6)	$0.32	$0.41	$0.25	$(0.03)	$0.97
Diluted earnings per share from discontinued operations attributable to Marriott shareholders	—	0.01	—	—	0.01

Diluted earnings (losses) per share attributable to Marriott shareholders (4)	$0.32	$0.42	$0.25	$(0.03)	$0.98

(1)	The quarters consisted of 12 weeks, except for the fourth quarters of 2009 and 2008, which consisted of 16 weeks and 17 weeks, respectively.
(2)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.
(3)	Balances do not reflect the impact of the synthetic fuel business as the impact of that business is now reflected in discontinued operations.
(4)

For periods prior to the stock dividends that were declared during 2009, all per share data in this Annual Report on Form 10-K has been retroactively adjusted to reflect the stock dividends. See the “Basis of Presentation” caption in Footnote No. 1, “Summary of Significant Accounting Policies,” located in Part I, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for additional information regarding the stock dividends as the per share amounts in the 2008 “First Quarter,” “Second Quarter,” and “Fiscal Year” columns reflect revisions to previously reported amounts.

(5)

As discussed in Footnote No. 1, “Summary of Significant Accounting Policies,” located in Part I, Item 8, “Financial Statements and Supplementary Data” of this Annual Report, we have reclassified the provision for loan losses for all periods presented to the “General, administrative, and other” expense caption within “Operating (loss) income” from its own caption below “Operating (loss) income” in our Consolidated Statements of Income.

(6)

See Footnote No. 7, “Earnings Per Share,” located in Part I, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for income from continuing operations attributable to Marriott used to calculate earnings from continuing operations per share attributable to Marriott shareholders.

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

None.

PART III

Items 10, 11, 12, 13, 14.

As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with the 2010 Annual Meeting of Shareholders by reference in this Annual Report on Form 10-K.

ITEM 10.	We incorporate this information by reference to “Our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” “Transactions with Related Persons,” and “Selection of Director Nominees” sections of our Proxy Statement. We have included information regarding our executive officers and our Code of Ethics below.

ITEM 11.	We incorporate this information by reference to the “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” sections of our Proxy Statement.

ITEM 12.	We incorporate this information by reference to the “Securities Authorized for Issuance Under Equity Compensation Plans” and the “Stock Ownership” sections of our Proxy Statement.

ITEM 13.	We incorporate this information by reference to the “Transactions with Related Persons,” and “Director Independence” sections of our Proxy Statement.

ITEM 14.	We incorporate this information by reference to the “Independent Registered Public Accounting Firm Fee Disclosure” and the “Pre-Approval of Independent Auditor Fees and Services Policy” sections of our Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 1, 2010.

Name and Title	Age	Business Experience

J.W. Marriott, Jr. Chairman of the Board and Chief Executive Officer	77	J.W. Marriott, Jr. has been Chief Executive Officer of Marriott International, Inc. (the Company) and its predecessors since 1972, and Chairman of the Board since 1985. He joined Marriott Corporation (now known as Host Hotels & Resorts, Inc.) in 1956, became President and a Director in 1964. Mr. Marriott serves on the Board of The J. Willard & Alice S. Marriott Foundation. He is a member of the National Business Council and the Executive Committee of the World Travel & Tourism Council. He also serves as the Chairman of the Mayo Clinic Capital Campaign. Mr. Marriott has served as a Director of the Company since March 1998. He is the father of John W. Marriott III, the non-employee Vice Chairman of the Company’s Board of Directors.

Carl T. Berquist Executive Vice President and Chief Financial Officer	58	Carl T. Berquist is Executive Vice President and Chief Financial Officer of Marriott International, Inc., with responsibility for global finance, including financial reporting, project finance, global treasury, corporate tax, internal audit, and investor relations. His previous role was Executive Vice President of Financial Information and Enterprise Risk Management. Prior to joining Marriott in December 2002, Mr. Berquist was a Partner at Arthur Andersen LLP. During his 28-year career with Arthur Andersen, Mr. Berquist held numerous leadership positions covering the management of the business as well as market facing operational roles. Mr. Berquist is a Trustee of the Business School of Penn State University.

Anthony G. Capuano Executive Vice President Global Development	44	Anthony G. Capuano began his Marriott International career in 1995 as a part of the Market Planning and Feasibility team. Between 1997 and 2005, he led Marriott’s Full-Service Development efforts in the Western U.S. and Canada. In 2005, he assumed responsibility for Full-Service Development in North America. In 2008, his responsibilities expanded to include the Caribbean and Latin America. In early 2009, Mr. Capuano assumed responsibility for Global Development. Mr. Capuano began his professional career in Laventhol and Horwath’s Leisure Time Advisory Group. He then joined Kenneth Leventhal and Company’s hospitality consulting group in Los Angeles, CA. Mr. Capuano is an active member of the Cornell Society of Hotelmen.

Simon F. Cooper President The Ritz-Carlton Hotel Company, L.L.C.	64	Simon F. Cooper joined Marriott International in 1998 as President of Marriott Lodging Canada and Senior Vice President of Marriott Lodging International. In 2000, the Company added the New England Region to his Canadian responsibilities. Prior to joining Marriott, Mr. Cooper was President and Chief Operating Officer of Delta Hotels and Resorts. He is a Fellow of the Board of Trustees for the Educational Institute of the American Hotel and Motel Association. Mr. Cooper was appointed to his current position as President and Chief Operating Officer, The Ritz-Carlton Hotel Company, in February 2001.

Name and Title	Age	Business Experience

Edwin D. Fuller President and Managing Director International Lodging	64	Edwin D. Fuller joined Marriott in 1972 and held numerous positions of increasing marketing, sales and operational responsibility, including Director of National and International Sales and Reservations, before being appointed Vice President of Marketing in 1979. Early in his career, Mr. Fuller established Marriott International’s original international reservations network and its sales and marketing organization in Europe and the Middle East. He became Regional Vice President of the Midwest Region in 1985 and Regional Vice President of the Western Region in 1988. In 1991, he assumed leadership of Marriott’s international lodging operations as Senior Vice President and Managing Director of International Lodging. He was named Executive Vice President and Managing Director of International Lodging in 1994 and was promoted to his current position in 1997. Mr. Fuller currently serves on the advisory boards of Boston University’s hotel and business schools where he is Chairman of the Hospitality Board and he was recently appointed to the university’s Board of Overseers. He also serves as Chairman of the Advisory Board for the University of California Irvine, Mirage School of Business, is a Trustee of the International Business Leaders Forum, chairs the Governing Council of the International Tourism Partnership, and serves on the Safe Kids Worldwide Board.

Robert J. McCarthy Group President, The Americas and Global Lodging Services	56	Robert J. McCarthy joined Marriott in 1975 and currently has overall responsibility for the financial management and leadership of 2,900 hotels in the Americas spanning multiple lodging segments and brands and a workforce of 120,000 associates. Mr. McCarthy’s role in Global Lodging Services includes oversight for support services to Marriott’s continental organizations around the globe including all areas of sales and marketing and operations. Mr. McCarthy’s duties also encompass brand management and brand strategy for Marriott’s lodging portfolio including consumer research. Prior to his current position, he served as President, North American Lodging Operations with additional responsibility for sales and marketing and brand management. Mr. McCarthy is also Chairman of the Board of Managers of Avendra, LLC, a procurement company serving the hospitality industry, and a member of the Dean’s Advisory Board at both the Villanova University School of Business and the Cornell University School of Hotel Administration.

Amy McPherson President and Managing Director Europe Division	48	Amy C. McPherson is President and Managing Director of Europe, a newly formed Division within Marriott that encompasses Continental Europe, the United Kingdom, and Ireland. Ms. McPherson joined Marriott in 1986 and most recently served as Executive Vice President of Global Sales and Marketing responsible for the Company’s global and field sales, marketing, Marriott Rewards program, revenue management and e-commerce. Other key positions held by Ms. McPherson include Senior Vice President of Business Transformation and Integration, and Vice President of Finance and Business Development. Prior to joining Marriott, she worked for Air Products & Chemicals in Allentown, PA. Ms. McPherson also serves as Vice Chair of the Executive Advisory Counsel of the School of Business at James Madison University.

Name and Title	Age	Business Experience

David A. Rodriguez Executive Vice President Global Human Resources	51	David A. Rodriguez joined Marriott International and assumed the role of Senior Vice President-Staffing & Development in 1998. In 2003, he was appointed Executive Vice President-Human Resources for Marriott Lodging and in 2006 he assumed the role of Executive Vice President-Global Human Resources for Marriott International. Prior to joining Marriott International, he held several senior roles in human resources at Citicorp (now Citigroup) from 1989-1998.

Edward A. Ryan Executive Vice President and General Counsel	56	Edward A. Ryan was named Executive Vice President and General Counsel in November 2006. He joined Marriott in 1996 as Assistant General Counsel, was promoted to Senior Vice President and Associate General Counsel in 1999, when he had responsibility for all new management agreements and real estate development worldwide for full-service and limited-service hotels; in 2005 he also assumed responsibility for all corporate transactions and corporate governance. Prior to joining Marriott, Mr. Ryan was a Partner at the law firm of Hogan & Hartson in Washington, D.C.

William J. Shaw Director, Vice Chairman	64	William J. Shaw became Vice Chairman of Marriott International, Inc. in May 2009. He previously served as President and Chief Operating Officer of the Company from 1997 until May 2009 (including service in the same capacity with the former Marriott International until March 1998). He joined Marriott Corporation in 1974, was elected Corporate Controller in 1979 and a Corporate Vice President in 1982. In 1986, Mr. Shaw was elected Senior Vice President-Finance and Treasurer of Marriott Corporation. He was appointed Chief Financial Officer and Executive Vice President of Marriott Corporation in 1988. In 1992, he was named President of the Marriott Service Group. He also serves on the Board of Directors of Washington Mutual Investors Fund, the Board of Directors of the United Negro College Fund, the Board of Trustees of the University of Notre Dame and on the NCAA Leadership Advisory Board. Mr. Shaw has served as a Director of the Company since March 1997.

Arne M. Sorenson President and Chief Operating Officer	51	Arne M. Sorenson joined Marriott in 1996 as Senior Vice President of Business Development. He was appointed Executive Vice President and Chief Financial Officer in 1998 and assumed the additional title of President, Continental European Lodging, in January 2003. In May 2009, Mr. Sorenson was named President and Chief Operating Officer of the Company. Prior to joining Marriott, he was a Partner in the law firm of Latham & Watkins in Washington, D.C., where he played a key role in 1992 and 1993 in the distribution of Old MI by Marriott Corporation. Mr. Sorenson serves on the Board of Regents of Luther College in Decorah, Iowa. He also serves on the Board of Directors of Wal-Mart Stores, Inc.

Stephen P. Weisz President Marriott Vacation Club	59	Stephen P. Weisz joined Marriott Corporation in 1972 and was named Regional Vice President of the Mid-Atlantic Region in 1991. Mr. Weisz had previously served as Senior Vice President of Rooms Operations before being appointed Vice President of the Revenue Management Group. Mr. Weisz became Senior Vice President of Sales and Marketing for Marriott Hotels, Resorts & Suites in 1992 and Executive Vice President-Lodging Brands in 1994. Mr. Weisz was appointed to his current position in 1996. He serves as a Director of Mindshare Technologies, Inc.

Code of Ethics

The Company has long maintained and enforced an Ethical Conduct Policy that applies to all Marriott associates, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, and to each member of our Board of Directors. We have posted our Code of Ethics (“Ethical Conduct Policy”) in the “Corporate Governance & Social Responsibility” section of our Investor Relations website, www.Marriott.com/investor. Any future changes or amendments to our Ethical Conduct Policy and any waiver of our Ethical Conduct Policy that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, or member of the Board of Directors, will be posted to www.Marriott.com/investor.

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

(3) EXHIBITS

Any shareholder who wants a copy of the following Exhibits may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, Marriott International, Inc., 10400 Fernwood Road, Department 52/862, Bethesda, MD 20817.

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

3.1	Restated Certificate of Incorporation of the Company.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3(i) to our Form 8-K filed November 12, 2008 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Indenture dated November 16, 1998, with JPMorgan Chase Bank, N.A., as Trustee, formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year ended January 1, 1999 (File No. 001-13881).

4.3	Form of 4.625% Series F Note due 2012.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2005 (File No. 001-13881).

4.4	Form of 5.810% Series G Note due 2015.	Exhibit No. 4.1 to our Form 10-Q for the fiscal quarter ended June 16, 2006 (File No. 001-13881).

4.5	Form of 6.200% Series H Note due 2016.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2006 (File No. 001-13881).

4.6	Form of 6.375% Series I Note due 2017.	Exhibit No. 4.2 to our Form 8-K filed June 25, 2007 (File No. 001-13881).

4.7	Form of 5.625% Series J Note due 2013.	Exhibit No. 4.2 to our Form 8-K filed October 19, 2007 (File No. 001-13881).

10.1	U.S. $2.5 billion Amended and Restated Credit Agreement dated as of May 14, 2007, with Citibank, N.A., as Administrative Agent and certain banks.	Exhibit No. 10 to our Form 8-K filed May 16, 2007 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

*10.2	Marriott International, Inc. Stock and Cash Incentive Plan, As Amended Effective May 1, 2009.	Exhibit No. 10.1 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.3	Marriott International, Inc. Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2009.	Exhibit No. 99 to our Form 8-K filed August 6, 2009 (File No. 001-13881).

*10.4	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.4 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.5	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.5 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.6	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.6 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.7	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.5 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.8	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan, As Amended as of May 1, 2009.	Exhibit No. 10.2 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.9	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.6 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.10	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.9 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.11	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.10 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.12	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants), As Amended as of May 1, 2009.	Exhibit No. 10.3 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.13	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.7 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.14	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.12 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

*10.15	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.13 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.16	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Exhibit No. 10.8 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.17	Summary of Marriott International, Inc. Director Compensation.	Exhibit No. 10.9 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.18	Marriott International, Inc. Executive Officer Incentive Plan and Executive Officer Individual Performance Plan.	Exhibit No. 10.10 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

21	Subsidiaries of Marriott International, Inc.	Filed with this report.

23	Consent of Ernst & Young LLP.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

*	Denotes management contract or compensatory plan.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the fifty-two weeks ended January 1, 2010, fifty-three weeks ended January 2, 2009, and fifty-two weeks ended December 28, 2007; (ii) the Consolidated Balance Sheets at January 1, 2010, and January 2, 2009; (iii) the Consolidated Statements of Cash Flows for the fifty-two weeks ended January 1, 2010, fifty-three weeks ended January 2, 2009, and fifty-two weeks ended December 28, 2007; (iv) the Consolidated Statements of Comprehensive Income for the fifty-two weeks ended January 1, 2010, fifty-three weeks ended January 2, 2009, and fifty-two weeks ended December 28, 2007; and (v) the Consolidated Statements of Shareholders’ Equity for the fifty-two weeks ended January 1, 2010, fifty-three weeks ended January 2, 2009, and fifty-two weeks ended December 28, 2007. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 12th day of February 2010.

MARRIOTT INTERNATIONAL, INC.

By:	/s/ J.W. Marriott, Jr.
J.W. Marriott, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/ J.W. Marriott, Jr. J.W. Marriott, Jr.	Chairman of the Board, Chief Executive Officer and Director

PRINCIPAL FINANCIAL OFFICER and PRINCIPAL ACCOUNTING OFFICER:

/s/ Carl T. Berquist Carl T. Berquist	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

DIRECTORS:

/s/ John W. Marriott III John W. Marriott III, Vice Chairman of the Board	/s/ Harry J. Pearce Harry J. Pearce, Director

/s/ Mary K. Bush Mary K. Bush, Director	/s/ Steven S Reinemund Steven S Reinemund, Director

/s/ Lawrence W. Kellner Lawrence W. Kellner, Director	/s/ W. Mitt Romney W. Mitt Romney, Director

/s/ Debra L. Lee Debra L. Lee, Director	/s/ William J. Shaw William J. Shaw, Director

/s/ George Muñoz George Muñoz, Director	/s/ Lawrence M. Small Lawrence M. Small, Director