Form 10-Q
period 2010-03-26
MARRIOTT INTERNATIONAL INC /MD/
filed 2010-04-23
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 361,332,043 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 9, 2010.

MARRIOTT INTERNATIONAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 26, 2010	March 27, 2009
REVENUES
Base management fees	$125	$125
Franchise fees	91	88
Incentive management fees	40	43
Owned, leased, corporate housing, and other revenue	229	220
Timeshare sales and services (including net note sale losses of $1 for twelve weeks ended March 27, 2009)	285	209
Cost reimbursements	1,860	1,810

	2,630	2,495

OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	217	207
Timeshare-direct	235	220
Reimbursed costs	1,860	1,810
Restructuring costs	0	2
General, administrative, and other	138	216

	2,450	2,455

OPERATING INCOME	180	40
Gains and other income (including gain on debt extinguishment of $21 for the twelve weeks ended March 27, 2009)	1	25
Interest expense	(45)	(29)
Interest income	4	6
Equity in losses	(11)	(34)

INCOME BEFORE INCOME TAXES	129	8
Provision for income taxes	(46)	(33)

NET INCOME (LOSS)	83	(25)
Add: Net losses attributable to noncontrolling interests, net of tax	0	2

NET INCOME (LOSS) ATTRIBUTABLE TO MARRIOTT	$83	$(23)

EARNINGS PER SHARE-Basic
Earnings (losses) per share attributable to Marriott shareholders	$0.23	$(0.06)

EARNINGS PER SHARE-Diluted
Earnings (losses) per share attributable to Marriott shareholders	$0.22	$(0.06)

CASH DIVIDENDS DECLARED PER SHARE	$0.0400	$0.0866

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	(Unaudited) March 26, 2010	January 1, 2010
ASSETS
Current assets
Cash and equivalents (including from VIEs of $3 and $6, respectively)	$118	$115
Accounts and notes receivable (including from VIEs of $114 and $3, respectively)	946	838
Inventory (including from VIEs of $45 and $96, respectively)	1,503	1,444
Current deferred taxes, net	254	255
Prepaid expenses	110	68
Other (including from VIEs of $31 and $0, respectively)	84	131

	3,015	2,851

Property and equipment (including from VIEs of $19 and $0, respectively)	1,339	1,362
Intangible assets
Goodwill	875	875
Contract acquisition costs and other	743	731

	1,618	1,606

Equity and cost method investments	243	249
Notes receivable (including from VIEs of $897 and $0, respectively)	1,268	452
Deferred taxes, net	1,091	1,020
Other (including from VIEs of $17 and $0, respectively)	219	393

	$8,793	$7,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt (including from VIEs of $120 and $2, respectively)	$145	$64
Accounts payable	499	562
Accrued payroll and benefits	543	519
Liability for guest loyalty program	457	454
Other (including from VIEs of $5 and $7, respectively)	669	688

	2,313	2,287

Long-term debt (including from VIEs of $926 and $3, respectively)	3,124	2,234
Liability for guest loyalty program	1,216	1,193
Other long-term liabilities	1,070	1,077

Marriott shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,524	3,585
Retained earnings	3,038	3,103
Treasury stock, at cost	(5,497)	(5,564)
Accumulated other comprehensive income	0	13

	1,070	1,142

	$8,793	$7,933

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Twelve Weeks Ended
	March 26, 2010	March 27, 2009
OPERATING ACTIVITIES
Net income (loss)	$83	$(25)
Adjustments to reconcile to cash provided by (used in) operating activities:
Depreciation and amortization	39	39
Income taxes	22	20
Timeshare activity, net	68	152
Liability for guest loyalty program	24	59
Restructuring costs, net	(4)	(9)
Asset impairments and write-offs	2	50
Working capital changes and other	(74)	(83)

Net cash provided by operating activities	160	203

INVESTING ACTIVITIES
Capital expenditures	(25)	(50)
Dispositions	0	1
Loan advances	(2)	(4)
Loan collections and sales	2	4
Equity and cost method investments	(3)	(4)
Contract acquisition costs	(16)	(5)
Other	20	17

Net cash used in investing activities	(24)	(41)

FINANCING ACTIVITIES
Commercial paper/credit facility, net	(29)	31
Repayment of long-term debt	(121)	(130)
Issuance of Class A Common Stock	17	2
Dividends paid	0	(31)

Net cash used in financing activities	(133)	(128)

INCREASE IN CASH AND EQUIVALENTS	3	34
CASH AND EQUIVALENTS, beginning of period	115	134

CASH AND EQUIVALENTS, end of period	$118	$168

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

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We believe our disclosures are adequate to make the information presented not misleading. You should, however, read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010, (“2009 Form 10-K”). Certain terms not otherwise defined in this quarterly report have the meanings specified in our 2009 Form 10-K.

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

Our 2010 first quarter ended on March 26, 2010; our 2009 fourth quarter ended on January 1, 2010; and our 2009 first quarter ended on March 27, 2009. In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 26, 2010, and January 1, 2010, and the results of our operations and cash flows for the twelve weeks ended March 26, 2010, and March 27, 2009. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. We have reclassified certain prior year amounts to conform to our 2010 presentation.

On January 2, 2010, the first day of the 2010 fiscal year, we adopted Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“FAS No. 166”) or Accounting Standards Update No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU No. 2009-16”) and Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS No. 167”) or Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”).

We used certain special purpose entities to securitize Timeshare segment notes receivables prior to the adoption of these topics, which we treated as off-balance sheet entities, and we retained the servicing rights and varying subordinated interests in the securitized notes. Pursuant to generally accepted accounting principles that existed prior to fiscal 2010, we did not consolidate these special purpose entities in our financial statements because the securitization transactions qualified as sales of financial assets.

As a result of the adoption of both topics in the 2010 first quarter, we consolidated 13 existing qualifying special purpose entities associated with past securitization transactions. We recorded a one-time non-cash after-tax reduction to shareholders’ equity of $146 million ($238 million pretax) in the

2010 first quarter, representing the cumulative effect of a change in accounting principle. The one-time non-cash after-tax reduction to shareholders’ equity was approximately $41 million greater than the estimated charge disclosed in our 2009 Form 10-K primarily due to increased notes receivable reserves recorded for the newly consolidated notes receivable. The increase in reserves was due to a change in estimate of uncollectible accounts based on historical experience. We now reserve for 100 percent of notes that are in default in addition to the reserve we record on the remaining notes.

We recorded the cumulative effect of the adoption of these topics to our financial statements in the 2010 first quarter. This consisted primarily of the reestablishment of notes receivable (net of reserves) that had been transferred to special purpose entities as a result of the securitization transactions, the elimination of residual interests that we initially recorded in connection with those transactions (and subsequently revalued on a periodic basis), the impact of recording debt obligations associated with third-party interests held in the special purpose entities, and related adjustments to inventory balances accounted for using the relative sales value method. We adjusted the inventory balance to include future revenue from the expected resale of inventory that we expect to acquire when we foreclose on defaulted notes.

Our adoption of these topics resulted in the following impacts in our Condensed Consolidated Balance Sheet at January 2, 2010: (1) assets increased by $970 million, primarily representing the consolidation of notes receivable (and corresponding reserves) partially offset by the elimination of the Company’s retained interests; (2) liabilities increased by $1,116 million, primarily representing the consolidation of debt obligations associated with third party interests; and (3) shareholders’ equity decreased by approximately $146 million. Our adoption of these topics also impacted our income statement and resulted in higher interest income (reflected in Timeshare sales and services revenue) from notes sold, which we classify within Timeshare sales and services in our Condensed Consolidated Statements of Income, and increased interest expense from consolidation of debt obligations, partially offset by the absence of accretion income on residual interests that were eliminated. We do not expect to recognize gains or losses from future securitizations of our timeshare notes following the adoption of these topics.

Please also see the parenthetical disclosures on our Condensed Consolidated Balance Sheets regarding amounts of variable interest entities’ (including Timeshare segment securitization variable interest entities) assets and liabilities that we consolidated.

Restricted Cash

We recorded restricted cash, totaling $115 million and $76 million at the end of the 2010 first quarter and year-end 2009, respectively, in the accompanying Condensed Consolidated Balance Sheets as $79 million and $54 million, respectively, in the “Other current assets” line and $36 million and $22 million, respectively, in the “Other long-term assets” line. Restricted cash primarily consists of cash held in a reserve account related to Timeshare segment notes receivable securitizations, cash held internationally that has not been repatriated due to accounting, statutory, tax and foreign currency risks, and deposits received, primarily associated with timeshare interval, fractional ownership, and residential sales that are held in escrow until the contract is closed.

Fair Value Measurements

We have various financial instruments we must measure at fair value on a recurring basis, including certain marketable securities and derivatives. See Footnote No. 5, “Fair Value of Financial Instruments,” for further information. We also apply the provisions of fair value measurement to various non-recurring measurements for our financial and non-financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure our assets and liabilities using inputs from the following three levels of the fair value hierarchy:

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

Derivative Instruments

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the change in fair value of the derivative instrument is reflected in our Condensed Consolidated Financial Statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows or fair value and the hedge documentation standards are fulfilled at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, fair value hedge, or a net investment in foreign operations hedge based on the exposure we are hedging. The asset or liability value of the derivative will change in tandem with its fair value. We record changes in fair value, for the effective portion of qualifying hedges, in other comprehensive income (“OCI”). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged cash flows’ effect on earnings.

We review the effectiveness of our hedging instruments on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings, and discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. Upon termination of cash flow hedges, we release gains and losses from OCI based on the timing of the underlying cash flows or revenue recognized, unless the termination results from the failure of the intended transaction to occur in the expected timeframe. Such untimely transactions require us to immediately recognize in earnings gains and losses previously recorded in OCI.

Changes in interest rates, foreign exchange rates, and equity securities expose us to market risk. We manage our exposure to these risks by monitoring available financing alternatives, as well as through development and application of credit granting policies. We also use derivative instruments, including cash flow hedges, net investment in foreign operations hedges, fair value hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. See Footnote No. 5, “Fair Value of Financial Instruments” for additional information.

2.	New Accounting Standards

FAS No. 166 or ASU No. 2009-16 and FAS No. 167 or ASU No. 2009-17

We adopted FAS No. 166 or ASU No. 2009-16 on the first day of our 2010 fiscal year, which amended FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. In addition, as a reporting entity, this topic requires us to evaluate existing QSPEs (as defined under previous accounting guidance) for consolidation in accordance with the applicable consolidation guidance. The topic requires us to supplement our disclosures about, among other things, our continuing involvement with transfers of financial assets previously accounted for as sales, our inherent risks in our retained financial assets, and the nature and financial effect of restrictions on our assets that continue to be reported in our statement of financial position.

We adopted FAS No. 167 or ASU No. 2009-17 on the first day of our 2010 fiscal year, which changes the consolidation guidance applicable to variable interest entities (“VIEs”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This topic also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, the applicable standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this topic, are now subject to the provisions of this topic. The topic also requires additional disclosures about an enterprise’s involvement with a VIE.

See Footnote No. 1, “Basis of Presentation” for the impact of the adoption of these topics.

Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”)

We adopted certain provisions of ASU No. 2010-06 in the 2010 first quarter. These provisions of ASU No. 2010-06 amended Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities, a subset of the captions disclosed in our Condensed Consolidated Balance Sheets. The adoption did not have a material impact on our financial statements or our disclosures, as we did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure. See “Future Adoption of Accounting Standards” for the provisions of this topic applicable to future periods.

Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”)

We adopted ASU No. 2010-09 in the 2010 first quarter. ASU No. 2010-09 amended Subtopic 855-10, “Subsequent Events – Overall” by removing the requirement for a United States Securities and Exchange Commission (“SEC”) registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Accordingly, we removed the related disclosure from Footnote No. 1, “Basis of Presentation.” The adoption did not have a material impact on our financial statements.

Future Adoption of Accounting Standards

ASU No. 2010-06 – Provisions Effective in the 2011 First Quarter

Certain provisions of ASU No. 2010-06 are effective for fiscal years beginning after December 15, 2010, which for us will be our 2011 first quarter. These provisions of ASU No. 2010-06, which amended Subtopic 820-10, will require us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, whereas currently these are presented in aggregate as one line item. Although this may change the appearance of our reconciliation, we do not believe the adoption will have a material impact on our financial statements or disclosures.

3.	Income Taxes

Our federal income tax returns have been examined and we have settled all issues for tax years through 2004. We filed a refund claim relating to 2000 and 2001. The Internal Revenue Service (“IRS”) disallowed the claims, and in July 2009, we protested the disallowance. This issue is pending in the IRS Appeals Division. The 2005, 2006, and 2007 field examinations have been completed, and the unresolved issues from those years are now with the IRS Appeals Division. The Revenue Agent’s Report for 2008 has been received and that year is in the process of being sent to Appeals. The 2009 and 2010 IRS examinations are ongoing as part of the IRS’s Compliance Assurance Program. Various state, local, and foreign income tax returns are also under examination by taxing authorities.

As noted in Footnote No. 1, “Basis of Presentation,” we recorded a one-time non-cash pre-tax reduction to shareholders’ equity of approximately $238 million in conjunction with the adoption of ASU Nos. 2009-16 and 2009-17 in the 2010 first quarter. That amount included a $92 million reduction in net deferred taxes.

For the first quarter of 2010, we decreased unrecognized tax benefits by $27 million (from $249 million at year-end 2009), primarily representing the settlement of an unfavorable U.S. Court of Federal Claims decision involving a refund claim associated with a 1994 transaction. The unrecognized tax benefits balance of $222 million at the end of the 2010 first quarter included $110 million of tax positions that, if recognized, would impact the effective tax rate.

As a large taxpayer, we are under continual audit by the IRS and other taxing authorities. We anticipate concluding U.S. federal appeals negotiations for the 2005, 2006, 2007, and 2008 tax years in the next 12 months where the items under consideration include the taxation of our loyalty and gift card programs and the treatment of funds received from foreign subsidiaries. The conclusion of the negotiations could have a material impact on our unrecognized tax benefit balances.

4.	Share-Based Compensation

Under our 2002 Comprehensive Stock and Cash Incentive Plan (the “Comprehensive Plan”), we award: (1) stock options to purchase our Class A Common Stock (“Stock Option Program”); (2) stock appreciation rights (“SARs”) for our Class A Common Stock (“Stock Appreciation Right Program”); (3) restricted stock units (“RSUs”) of our Class A Common Stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that are equal to the market price of our Class A Common Stock on the date of grant.

RSUs

We granted 3.7 million RSUs during the first quarter of 2010 to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the date of grant. The weighted average grant-date fair value of the RSUs granted in the first quarter of 2010 was $27.

SARs

We granted 1.1 million SARs to officers and key employees during the 2010 first quarter. These SARs expire 10 years after the date of grant and both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. The weighted average grant-date fair value of these SARs was $10, and the weighted average exercise price was $27.

To estimate the fair value of each SAR granted, we use a binomial method. The weighted average expected SARs terms were a product of the lattice-based binomial valuation model that uses suboptimal exercise factors to calculate the expected terms. Historical data is used to estimate exercise behaviors for separate groups of retirement eligible and non-retirement eligible employees.

The assumptions for the Employee SARs granted during the first quarter of 2010 are shown in the following table.

Expected volatility	32%
Dividend yield	0.71%
Risk-free rate	3.3%
Expected term (in years)	7

The risk-free rates are based on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, converted to a continuously compounded rate.

SARs granted during the first quarter of 2010 utilized a weighted average historical volatility where periods with atypical stock movement were given a lower weight to reflect stabilized long-term mean volatility.

Other Information

At the end of the 2010 first quarter, 65.6 million shares were reserved under the Comprehensive Plan, including 36 million shares under the Stock Option Program and Stock Appreciation Right Program.

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

	At March 26, 2010		At Year-End 2009
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$42	$41	$41	$43
Loans to timeshare owners – securitized	897	975	0	0
Loans to timeshare owners – non-securitized	276	288	352	368
Senior, mezzanine, and other loans – non-securitized	95	74	100	77
Residual interests and effectively owned notes	0	0	197	197
Restricted cash	36	36	22	22
Marketable securities	18	18	18	18

Total long-term financial assets	$1,364	$1,432	$730	$725

Non-recourse debt associated with securitized notes receivable	$(923)	$(923)	$0	$0
Senior Notes	(1,628)	(1,722)	(1,627)	(1,707)
$2,404 Effective Credit Facility	(396)	(396)	(425)	(425)
Other long-term debt	(151)	(143)	(154)	(154)
Other long-term liabilities	(78)	(70)	(86)	(75)
Long-term derivative liabilities	(2)	(2)	(1)	(1)

Total long-term financial liabilities	$(3,178)	$(3,256)	$(2,293)	$(2,362)

We estimate the fair value of our securitized and a portion of our non-securitized long-term loans to timeshare owners using a discounted cash flow model. We believe this model is comparable to what would be used in the current market by an independent third party. Our model uses default rates, prepayment rates, coupon rates and loan terms for the legally sold note portfolio as key drivers of risk and relative value, that when applied in combination with pricing parameters, determines the fair value of the underlying notes receivable. For those non-securitized loans to timeshare owners that we do not value using our pricing model, we believe their carrying value approximates fair value as the loans’ stated interest rates are consistent with current market rates and the reserve for these loans accounts for risks in default rates, prepayment rates, and loan terms. We estimate the fair value of our senior, mezzanine, and other loans by discounting cash flows using risk-adjusted rates.

We estimate the fair value of our cost method investments by applying a cap rate to stabilized earnings (a market approach). The carrying value of our restricted cash approximates its fair value.

We estimate the fair value of our non-recourse debt associated with securitized loans to timeshare owners by obtaining indicative bids from investment banks that actively issue and facilitate the secondary market for timeshare securities. As an additional measure, we internally generate cash flow estimates by modeling all bond tranches for active securitization transactions, with consideration for the collateral specific to each tranche. The key drivers in this analysis include default rates, prepayment rates, bond interest rates and other structural factors, which are used to estimate the projected cash flows. We reviewed market spreads from timeshare note securitizations and other asset-backed transactions during the fourth quarter of 2009 and the first quarter of 2010, in order to estimate market credit spreads by rating. We applied market spreads to swap rates in order to estimate an underlying discount rate for calculating the fair value of the active bonds. After comparing the results of our internal analysis to the bids we received from the investment banks, we concluded that the fair value of the bonds approximates book value.

We estimate the fair value of our other long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, and we determine the fair value of our senior notes using quoted market prices. We believe the carrying value of our credit facility approximates its fair value due to the short maturity dates of the draws we have executed to date. Other long-term liabilities represent guarantee costs and reserves and deposit liabilities. The carrying values of our guarantee costs and reserves approximate their fair values. We estimate the fair value of our deposit liabilities primarily by discounting future payments at a risk-adjusted rate.

We are required to carry our marketable securities at fair value. The carrying value of our marketable securities at the end of our 2010 first quarter of $18 million included debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs. These securities are valued using directly observable Level 1 inputs as described in Footnote No. 1, “Basis of Presentation.”

We are also required to carry our derivative assets and liabilities at fair value. As of the end of our 2010 first quarter, we had derivative instruments in a current asset position of $1 million, which we valued using Level 1 inputs, $2 million in a current liability position valued using Level 2 inputs, and $2 million in a long-term liability position valued using Level 3 inputs. We value our Level 3 input derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on unobservable inputs to the valuation model including interest rates and volatilities.

As discussed in more detail in Footnote No. 1, “Basis for Presentation” and Footnote No. 15, “Variable Interest Entities,” we periodically sell notes receivable originated by our Timeshare segment. We continue to service the notes after the sale, and we retain servicing assets and other interests in the notes. Historically, we accounted for these residual interests, including the servicing assets, as trading securities according to the then-applicable standards for accounting for certain investments in debt and equity securities. At the dates of sale and at the end of each reporting period, we estimated the fair value of our residual interests using a discounted cash flow model using Level 3 inputs. However, during the first quarter of 2010, we adopted new accounting topics for accounting for transfers and servicing of financial assets and extinguishments of liabilities as discussed in Footnote No. 1, “Basis of Presentation.” As a result, we reestablished notes receivable (net of reserves) associated with past securitization transactions, we recorded the debt obligations associated with third-party interests held in these special purpose entities and we correspondingly, eliminated our residual interests (including servicing assets) associated with these transactions. We have included the carrying amounts and the estimated fair values for the long-term portion of the securitized notes receivable and the debt obligations in the preceding table.

6.	Earnings Per Share

The table below illustrates the reconciliation of the earnings (losses) and number of shares used in our calculations of basic and diluted earnings per share attributable to Marriott shareholders.

	Twelve Weeks Ended
(in millions, except per share amounts)	March 26, 2010	March 27, 2009
Computation of Basic Earnings Per Share Attributable to Marriott Shareholders
Income (loss) attributable to Marriott shareholders	$83	$(23)
Weighted average shares outstanding	359.4	354.4

Basic earnings (losses) per share attributable to Marriott shareholders	$0.23	$(0.06)

Computation of Diluted Earnings Per Share Attributable to Marriott Shareholders
Income (loss) attributable to Marriott shareholders	$83	$(23)

Weighted average shares outstanding	359.4	354.4
Effect of dilutive securities
Employee stock option and SARs plans	9.9	0
Deferred stock incentive plans	1.2	0
Restricted stock units	2.8	0

Shares for diluted earnings per share attributable to Marriott shareholders	373.3	354.4

Diluted earnings (losses) per share attributable to Marriott shareholders	$0.22	$(0.06)

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings attributable to Marriott shareholders. As there was a loss for the 2009 first quarter, the “Effect of dilutive securities” caption in the preceding table does not include 3.9 million employee stock option and SARs plan shares, 1.7 million deferred stock incentive plans shares, or 0.5 million restricted stock units shares because including those shares would have been antidilutive.

Additionally, in accordance with the guidance for calculating earnings per share, we have not included the following stock options and SARs in our calculation of diluted earnings per share attributable to Marriott shareholders because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended March 26, 2010, 3.8 million options and SARs, with exercise prices ranging from $31.05 to $49.03; and

(b)	for the twelve-week period ended March 27, 2009, 19.5 million options and SARs, with exercise prices ranging from $16.22 to $49.03.

7.	Inventory

Inventory, totaling $1,503 million and $1,444 million as of March 26, 2010, and January 1, 2010, respectively, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,485 million and $1,426 million as of March 26, 2010, and January 1, 2010, respectively. Inventory totaling $18 million as of both March 26, 2010, and January 1, 2010, primarily relates to hotel operating supplies for the limited number of properties we own or lease. We primarily value Timeshare segment interval, fractional ownership, and residential products at the lower of cost or fair market value, as defined in the accounting guidance for the impairment or disposal of long-lived assets, and generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

The following table details the composition of our Timeshare segment inventory balances at March 26, 2010, and January 1, 2010.

($ in millions)	March 26, 2010	January 1, 2010
Finished goods	$797	$721
Work-in-process	168	198
Land and infrastructure	520	507

	$1,485	$1,426

8.	Property and Equipment

The following table details the composition of our property and equipment balances at March 26, 2010, and January 1, 2010.

($ in millions)	March 26, 2010	January 1, 2010
Land	$453	$454
Buildings and leasehold improvements	926	935
Furniture and equipment	985	996
Construction in progress	173	163

	2,537	2,548
Accumulated depreciation	(1,198)	(1,186)

	$1,339	$1,362

9.	Notes Receivable

As discussed in Footnote No. 1, “Basis of Presentation,” on the first day of fiscal year 2010, we consolidated certain entities associated with past timeshare notes receivable securitization transactions. Prior to the 2010 first quarter, we were not required to consolidate the special purpose entities utilized to securitize the notes.

The following table details the composition of our notes receivable balances (net of reserves) at March 26, 2010, and January 1, 2010.

($ in millions)	March 26, 2010	January 1, 2010
Loans to timeshare owners – securitized	$1,009	$0
Loans to timeshare owners – non-securitized	334	424
Senior, mezzanine, and other loans – non-securitized	188	196

	1,531	620
Less current portion
Loans to timeshare owners – securitized	(112)	0
Loans to timeshare owners – non-securitized	(58)	(72)
Senior, mezzanine, and other loans – non-securitized	(93)	(96)

	$1,268	$452

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in the accompanying Condensed Consolidated Balance Sheets. Total long-term notes receivable as of March 26, 2010, and January 1, 2010, of $1,268 million and $452 million, respectively, consisted of loans to timeshare owners of $1,173 million and $352 million, respectively, loans to equity method investees of $6 million and $10 million, respectively, and other notes receivable of $89 million and $90 million, respectively.

The following tables provide securitized and non-securitized notes receivable detail regarding: 1) future notes receivable principal payments due (net of reserves and unamortized discounts), weighted average interest rates and ranges of stated interest rates; 2) notes receivable reserves; and 3) unamortized discounts.

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
2010	$143	$93	$236
2011	49	114	163
2012	55	118	173
2013	34	122	156
2014	32	123	155
Thereafter	209	439	648

Balance at March 26, 2010	$522	$1,009	$1,531

Weighted average interest rate at March 26, 2010	10.0%	13.0%	12.0%

Range of stated interest rates at March 26, 2010	0 to 19.5%	5.2 to 19.5%	0 to 19.5%

Notes Receivable Reserves

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Balance at year-end 2009	$210	$0	$210

Balance at March 26, 2010	$210	$126	$336

Notes Receivable Unamortized Discounts

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Balance at year-end 2009	$16	$0	$16

Balance at March 26, 2010	$13	$0	$13

Senior, Mezzanine, and Other Loans

We reflect interest income associated with “Senior, mezzanine, and other loans” in the “Interest income” caption in the accompanying Consolidated Statements of Income. For financial statement purposes, we generally do not accrue interest on “Senior, mezzanine, and other loans” that are impaired. At the end of the 2010 first quarter, our recorded investment in impaired “Senior, mezzanine, and other loans” was $87 million. We had a $79 million notes receivable reserve representing an allowance for credit losses, leaving $8 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2009, our recorded investment in impaired “Senior, mezzanine, and other loans” was $191 million. We had a $183 million notes receivable reserve representing an allowance for credit losses, leaving $8 million of our investment in impaired loans, for which we had no related allowance for credit losses.

The following table summarizes the activity related to our “Senior, mezzanine, and other loans” notes receivable reserve for the 2010 first quarter:

($ in millions)	Notes Receivable Reserve
Year-end 2009 balance	$183
Additions	1
Write-offs	(105)

Balance at March 26, 2010	$79

Loans to Timeshare Owners

We reflect interest income associated with “Loans to timeshare owners” of $45 million and $13 million for the 2010 and 2009 first quarters, respectively, in the accompanying Consolidated Statements of Income in the “Timeshare sales and services” revenue caption. For the $45 million of interest income recognized in the 2010 first quarter, $36 million was associated with securitized loans and $9 million was associated with non-securitized loans, whereas the $13 million recognized in the 2009 first quarter was associated only with non-securitized loans.

The following table summarizes the activity related to our “Loans to timeshare owners” notes receivable reserve for the 2010 first quarter:

($ in millions)	Non-Securitized Notes Receivable Reserve	Securitized Notes Receivable Reserve	Total
Year-end 2009 balance	$27	$0	$27
Additions for current year sales	7	0	7
Write-offs	(15)	0	(15)
One-time impact of ASU Nos. 2009-16 and 2009-17 (1)	84	135	219
Other	28	(9)	19

Balance at March 26, 2010	$131	$126	$257

(1)       The non-securitized notes receivable reserve relates to the implementation of ASU Nos. 2009-16 and 2009-17, which required us to establish reserves for certain previously securitized and subsequently repurchased notes held at January 2, 2010.

We record an estimate of expected uncollectibility on notes receivable that we receive from timeshare purchasers as a reduction of revenue at the time we recognize profit on a timeshare sale. We have fully reserved all defaulted notes in addition to recording a reserve on the estimated uncollectible portion of the remaining notes. For those notes not in default, we assess collectibility based on pools of receivables, because we hold large numbers of homogenous timeshare notes receivable. We estimate uncollectibles based on historical activity for similar timeshare notes receivable. In addition to a static pool analysis, which tracks uncollectibles for each year’s sales over the life of those notes, we utilized internal cash flow models to estimate future defaults. As of March 26, 2010, we estimated average remaining default rates of 9.1 percent and 7.1 percent for outstanding non-securitized and securitized timeshare notes receivable, respectively.

We do not record accrued interest on “Loans to timeshare owners” that are over 90 days past due.

The following table provides securitized and non-securitized timeshare notes receivable detail regarding our recorded investment in loans on nonaccrual status.

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Investment in loans on nonaccrual status at March 26, 2010	$111	$25	$136

Investment in loans on nonaccrual status at January 1, 2010	$113	$0	$113

10.	Long-term Debt

As discussed in Footnote No. 1, “Basis of Presentation,” on the first day of fiscal year 2010, we consolidated certain entities associated with past timeshare notes receivable securitization transactions, resulting in consolidation of the related debt obligations. Prior to the 2010 first quarter, we were not required to consolidate these entities. We securitized the notes receivable through bankruptcy-remote entities, and the entities’ creditors have no recourse to us.

Our long-term debt at March 26, 2010, and January 1, 2010, consisted of the following:

($ in millions)	March 26, 2010	January 1, 2010
Non-recourse debt associated with securitized notes receivable, interest rates ranging from 0.22% to 7.20% (weighted average interest rate of 5.20%)	$1,043	$0
Less current portion	(120)	0

	923	0

Senior Notes:
Series F, interest rate of 4.625%, face amount of $348, maturing June 15, 2012 (effective interest rate of 5.02%)	347	347
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.53%)	303	302
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.30%)	289	289
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.45%)	291	291
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013 (effective interest rate of 5.71%)	398	398
$2,404 Effective Credit Facility, average interest rate of 0.7794% at March 26, 2010	396	425
Other	202	246

	2,226	2,298
Less current portion	(25)	(64)

	2,201	2,234

	$3,124	$2,234

At March 26, 2010, except for non-recourse debt associated with securitized notes receivable that was secured by the related notes receivable, all other debt was recourse to us and unsecured. At March 26, 2010, we had long-term public debt ratings associated with our Senior Notes of BBB- from Standard and Poor’s and Baa3 from Moody’s Investor Service.

We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $2.404 billion of aggregate effective borrowings to support general corporate needs, including working capital and capital expenditures, and letters of credit that have supported our commercial paper program. The Credit Facility expires on May 14, 2012. Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus a fixed spread. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating.

Each of our securitized notes receivable pools contains various triggers relating to the performance of the underlying notes receivable. If a pool of securitized notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds by deal) there are provisions pursuant to which the excess spread we typically receive each month from that pool (related to the interests we retained) is effectively redirected to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. During the first quarter of 2010, one pool that reached a performance trigger at year-end 2009 returned to compliance while three others reached performance triggers. As a result, an additional $2 million in cash of excess spread was used to pay down debt during the first quarter of 2010. As of March 26, 2010, only one of our 13 securitized notes receivable pools was out of compliance with applicable triggers.

The following tables provide securitized and non-securitized debt detail regarding: 1) future debt principal payments due (net of unamortized discounts), and 2) unamortized debt discounts.

Debt Principal Payments (net of unamortized discounts)

($ in millions)	Non-Recourse Debt	Other Debt	Total
2010	$106	$21	$127
2011	128	13	141
2012	132	754	886
2013	136	410	546
2014	137	12	149
Thereafter	404	1,016	1,420

Balance at March 26, 2010	$1,043	$2,226	$3,269

As the contractual terms of the underlying securitized notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may differ because of prepayments by the notes receivable obligors.

Unamortized Debt Discounts

($ in millions)	Non-Recourse Debt	Other Debt	Total
Balance at January 1, 2010	$0	$20	$20

Balance at March 26, 2010	$0	$19	$19

Cash paid for interest, net of amounts capitalized, was $27 million in the 2010 first quarter and $13 million in the 2009 first quarter.

11.	Comprehensive Income and Capital Structure

The following tables detail comprehensive income attributable to Marriott, comprehensive income attributable to noncontrolling interests, and consolidated comprehensive income for the twelve weeks ended March 26, 2010, and March 27, 2009.

	Attributable to Marriott		Attributable to Noncontrolling Interests		Consolidated
($ in millions)	Twelve Weeks Ended		Twelve Weeks Ended		Twelve Weeks Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Net income (loss)	$83	$(23)	$0	$(2)	$83	$(25)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13)	(11)	0	0	(13)	(11)
Other derivative instrument adjustments	0	1	0	0	0	1
Unrealized losses on available-for-sale securities	0	(2)	0	0	0	(2)

Total other comprehensive (loss) income, net of tax	(13)	(12)	0	0	(13)	(12)

Comprehensive income (loss)	$70	$(35)	$0	$(2)	$70	$(37)

The following table details changes in shareholders’ equity attributable to Marriott shareholders. Equity attributable to the noncontrolling interests was zero as of March 26, 2010 and January 1, 2010. The following table also includes the cumulative effect of a change in accounting principle of $146 million recorded directly to retained earnings on the first day of the 2010 fiscal year as a result of our adopting ASU Nos. 2009-16 and 2009-17. See Footnote No. 1, “Basis of Presentation” for additional information regarding the adoption of those updates.

($ in millions, except per share amounts)			Equity Attributable to Marriott Shareholders
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income
358.2	Balance at year-end 2009	$1,142	$5	$3,585	$3,103	$(5,564)	$13
0	Impact of adoption of ASU 2009-16 and ASU 2009-17	(146)	0	0	(146)	0	0

358.2	Opening balance fiscal year 2010	$996	$5	$3,585	$2,957	$(5,564)	$13
0	Net income	83	0	0	83	0	0
0	Other comprehensive income	(13)	0	0	0	0	(13)
0	Dividends ($0.0400 per share)	(14)	0	0	(14)	0	0
2.9	Employee stock plan issuance	18	0	(61)	12	67	0

361.1	Balance at March 26, 2010	$1,070	$5	$3,524	$3,038	$(5,497)	$0

12.	Contingencies

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

The maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at March 26, 2010, are as follows:

($ in millions)
Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings at March 26, 2010
Debt service	$37	$3
Operating profit	132	23
Other	59	2

Total guarantees where we are the primary obligor	$228	$28

The liability for expected future fundings at March 26, 2010, is included in our Condensed Consolidated Balance Sheets as follows: $6 million in the “Other current liabilities” line item and $22 million in the “Other long-term liabilities” line item.

Our guarantees of $228 million listed in the preceding table include $32 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties, $3 million of debt service guarantees that will not be in effect until the underlying debt has been funded, and $8 million of other guarantees.

The guarantees of $228 million in the preceding table do not include $162 million of guarantees related to Senior Living Services lease obligations totaling $109 million (expiring in 2013) and lifecare bonds of $53 million (estimated to expire in 2016), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor of the leases and $8 million of the lifecare bonds, and CNL Retirement Properties, Inc. (“CNL”), which subsequently merged with Health Care Property Investors, Inc., is the primary obligor of $43 million of the lifecare bonds. Five Star Senior Living is the primary obligor of the remainder of the lifecare bonds. Prior to our sale of the Senior Living Services business in 2003, these preexisting guarantees were guarantees by us of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called upon to make in connection with these lease obligations and lifecare bonds. While we currently do not expect to fund under the guarantees, according to SEC filings made by Sunrise, because of Sunrise’s financial position and reduced access to liquidity, Sunrise’s continued ability to meet these guarantee obligations cannot be assured.

The table also does not include lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $57 million. Most of these obligations expire at the end of 2020. CTF Holdings Ltd. (“CTF”) had originally made available €35 million in cash collateral in the event that we are required to fund under such guarantees (approximately €6 million ($8 million) remained at March 26, 2010). Our contingent liability exposure of approximately $57 million will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future.

In addition to the guarantees noted in the preceding table, we provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $586 million. We are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 34 percent. The carrying value of our liability at March 26, 2010, related to this guarantee was $28 million as further discussed in Footnote No. 15, “Variable Interest Entities.” The preceding table also does not include a project completion guarantee that we provided to another lender for a project with an estimated aggregate total cost of CAD $466 million (USD $439 million). The joint venture will satisfy payments for cost overruns for this project through contributions from the partners or from borrowings, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 20 percent. We do not expect to fund under the guarantee. At March 26, 2010, the carrying value of our liabilities associated with this project completion guarantee was $3 million.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures, in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted in the preceding paragraphs, as of March 26, 2010, we had the following commitments outstanding:

•

$4 million of loan commitments that we have extended to owners of lodging properties. We expect to fund approximately $2 million of these commitments within three years, and do not expect to fund the remaining $2 million of commitments, $1 million of which will expire within three years and $1 million of which will expire after five years.

•

Commitments to invest up to $48 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $11 million of these commitments in one to two years and $27 million within three years and $10 million after three years. If not funded, $28 million of these investment commitments will expire within one to two years and $20 million will expire in more than three years.

•	A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property that we expect to fund within three years.

•	A commitment, with no expiration date, to invest up to $7 million in a joint venture that we do not expect to fund.

•

A commitment, subject to certain conditions, to invest up to $47 million (€35 million) into a new fund to purchase or develop managed Marriott brand hotels in Western Europe that will be managed exclusively by us. The commitment will terminate on June 30, 2010 if marketing of the fund has not begun by that date. Based on current fundraising conditions, we do not expect marketing to commence by June 30, 2010, at which point the commitment will expire unless extended by mutual agreement.

•	A commitment to invest up to $27 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

•	A commitment to subscribe for shares up to $1.0 million (€0.8 million) in a joint venture in which we are a partner. We expect to fund this commitment within a year.

•

Two commitments for an aggregate of $130 million to purchase timeshare and fractional units upon completion of construction for use in our Asia Pacific points and The Ritz-Carlton Destination Club programs. We have already made deposits of $22 million in conjunction with these commitments. With regard to the payment of the remaining $108 million, the payment of $100 million is conditioned on satisfaction of certain conditions, and we have certain claims and contingencies that may have the effect of delaying and/or reducing the amount of such payment, which could otherwise become due in the third or fourth quarter of this year.

•	$4 million (€3 million) of other purchase commitments that will be funded over the next 5 years, as follows: $1 million in each of 2011, 2012, 2013 and 2014.

At March 26, 2010, we had $109 million of letters of credit outstanding, the majority of which related to our self-insurance programs. Surety bonds issued as of March 26, 2010, totaled $329 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

13.	Business Segments

We are a diversified hospitality company with operations in five business segments:

•

North American Full-Service Lodging, which includes the Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott, Renaissance Hotels, Renaissance ClubSport, and Autograph Collection properties located in the continental United States and Canada;

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

•

Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts properties worldwide (together with residential properties associated with some Ritz-Carlton hotels), as well as EDITION, for which no properties are yet open; and

•

Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott timeshare, fractional ownership, and residential properties worldwide.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. With the exception of the Timeshare segment, we do not allocate interest income or interest expense to our segments. Prior to the 2010 first quarter, we included note sale gains/(losses) in our Timeshare segment results. Due to our adoption of ASU Nos. 2009-16 and 2009-17, as discussed in Footnote No. 1, “Basis of Presentation,” we no longer account for note receivable securitizations as sales but rather as secured borrowings as defined in these topics, and therefore, we do not expect to recognize gains or losses on future note receivable securitizations. We include interest income and interest expense associated with our Timeshare segment notes in our Timeshare segment results because financing sales and securitization transactions are an integral part of that segment’s business. In addition, we allocate other gains and losses, equity in earnings or losses from our joint ventures, divisional general, administrative, and other expenses, and income or losses attributable to noncontrolling interests to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

We aggregate the brands presented within our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment and our organizational and management reporting structure.

Revenues

	Twelve Weeks Ended
($ in millions)	March 26, 2010	March 27, 2009
North American Full-Service Segment	$1,163	$1,166
North American Limited-Service Segment	461	441
International Segment	267	247
Luxury Segment	366	351
Timeshare Segment	358	277

Total segment revenues	2,615	2,482
Other unallocated corporate	15	13

	$2,630	$2,495

Income (Loss) Attributable to Marriott

	Twelve Weeks Ended
($ in millions)	March 26, 2010	March 27, 2009
North American Full-Service Segment	$71	$69
North American Limited-Service Segment	59	33
International Segment	33	37
Luxury Segment	21	(22)
Timeshare Segment	25	(17)

Total segment financial results	209	100
Other unallocated corporate	(53)	(66)
Interest expense and interest income (1)	(27)	(23)
Income taxes	(46)	(34)

	$83	$(23)

(1) Of the $45 million of interest expense shown on the Condensed Consolidated Statement of Income for the 2010 first quarter, we allocated $14 million to our Timeshare Segment.

Net Losses Attributable to Noncontrolling Interests

	Twelve Weeks Ended
($ in millions)	March 26, 2010	March 27, 2009
Timeshare Segment net losses attributable to noncontrolling interests	$0	$3
Provision for income taxes	0	(1)

	$0	$2

Equity in Losses of Equity Method Investees
	Twelve Weeks Ended
($ in millions)	March 26, 2010	March 27, 2009
North American Limited-Service Segment	(5)	(3)
Luxury Segment	(1)	(30)
Timeshare Segment	(5)	(1)

	(11)	(34)

Assets

	At Period End
($ in millions)	March 26, 2010	January 1, 2010
North American Full-Service Segment	$1,179	$1,175
North American Limited-Service Segment	478	468
International Segment	837	849
Luxury Segment	648	653
Timeshare Segment	3,448	2,653

Total segment assets	6,590	5,798
Other unallocated corporate	2,203	2,135

	$8,793	$7,933

We estimate that, for the 20-year period from 2010 through 2029, the cost of completing all phases of our existing portfolio of owned timeshare properties will be approximately $2.9 billion. This estimate is based on our current development plans, which remain subject to change.

14.	Restructuring Costs and Other Charges

During the latter part of 2008, we experienced a significant decline in demand for domestic and international hotel rooms based in part on the failures and near failures of a number of large financial service companies in the fourth quarter of 2008 and the dramatic downturn in the economy. Our capital-intensive Timeshare business was also hurt globally by the downturn in market conditions and particularly the significant deterioration in the credit markets, which resulted in our decision not to complete a note sale in the fourth quarter of 2008 (although we did complete note sales in the first and fourth quarters of 2009). These declines resulted in reduced management and franchise fees, cancellation of development projects, reduced timeshare contract sales, and anticipated losses under guarantees and loans. In the fourth quarter of 2008, we put certain company-wide cost-saving measures in place in response to these declines, with individual company segments and corporate departments implementing further cost saving measures. Upper-level management responsible for the Timeshare segment, hotel operations, development, and above-property level management of the various corporate departments and brand teams individually led these decentralized management initiatives.

The various initiatives resulted in aggregate restructuring costs of $55 million that we recorded in the fourth quarter of 2008. We also recorded $137 million of other charges in the 2008 fourth quarter. For information regarding the fourth quarter 2008 charges, see Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K. As part of the restructuring actions we began in the fourth quarter of 2008, we initiated further cost savings measures in 2009 associated with our Timeshare segment, hotel development, above-property level management, and corporate overhead that resulted in additional restructuring costs of $51 million in 2009, including $2 million in restructuring costs in the 2009 first quarter. We completed this restructuring in 2009 and do not expect to incur additional expenses in connection with these initiatives. We also recorded $162 million of other charges in 2009, including $127 million of other charges in the 2009 first quarter. For information regarding the 2009 charges, see Footnote No. 21, “Restructuring Costs and Other Charges,” in our 2009 Form 10-K.

Summary of Restructuring Costs and Liability

The following table provides additional information regarding our restructuring, including the balance of the liability at the end of the first quarter of 2010 and total costs incurred through the end of the restructuring in 2009.

($ in millions)	Restructuring Costs Liability at January 1, 2010	Cash Payments in the 2010 First Quarter	Restructuring Costs Liability at March 26, 2010	Total Cumulative Restructuring Costs through 2009(1)
Severance-Timeshare	$4	$2	$2	$29
Facilities exit costs-Timeshare	18	1	17	34
Development cancellations-Timeshare	0	0	0	10

Total restructuring costs-Timeshare	22	3	19	73

Severance-hotel development	1	0	1	4
Development cancellations-hotel development	0	0	0	22

Total restructuring costs-hotel development	1	0	1	26

Severance-above property-level management	2	1	1	7

Total restructuring costs-above property-level management	2	1	1	7

Total restructuring costs	$25	$4	$21	$106

(1)	Includes charges recorded in the 2008 fourth quarter through year-end 2009. We did not incur and do not expect to incur additional expenses as part of the restructuring.

15.	Variable Interest Entities

In accordance with the guidance for the consolidation of variable interest entities, we analyze our variable interests, including loans, guarantees, and equity investments, to determine if an entity in which we have a variable interest, is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. We also use our qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.

We periodically sell, without recourse, through special purpose entities, notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. These securitizations provide funding for the Company and transfer the economic risks and substantially all the benefits of the loans to third parties. In a securitization, various classes of debt securities that the special purpose entities issue are generally collateralized by a single tranche of transferred assets, which consist of timeshare notes receivable. The Company services the notes receivable. With each securitization, we may retain a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables or, in some cases, overcollateralization and cash reserve accounts.

Pursuant to generally accepted accounting principles that existed prior to fiscal year 2010, these entities met the definition of QSPEs, and we were not required to evaluate them for consolidation. Upon implementation in the 2010 first quarter of the new accounting topics related to transfers of financial assets (see Footnote No. 1, “Basis of Presentation” for additional information), the Company evaluated these entities for consolidation. We created these entities to serve as a mechanism for holding assets and related liabilities, and the entities have no equity investment at risk, making them variable interest entities. We continue to service the notes and transfer all proceeds collected to these special purpose entities and retain rights to receive benefits that are potentially significant to the entities. Thus, under the new accounting topics, we have concluded that we are the entities’ primary beneficiary and, therefore, we consolidate them. Please see Footnote No. 1, “Basis of Presentation” for the impact of initial consolidation of these entities.

At March 26, 2010, the carrying amount of consolidated assets included within our Condensed Consolidated Balance Sheet that are collateral for the variable interest entities’ obligations totaled $1,056 million, comprised primarily of $112 million and $897 million of current and long-term notes receivable (net of reserves), respectively. In addition, we consolidated $31 million and $16 million of current and long-term restricted cash, respectively. Further, at March 26, 2010, the carrying amount of the consolidated liabilities included within our Condensed Consolidated Balance Sheet for these variable interest entities totaled $1,047 million, comprised of $4 million of interest payable, $120 million of current portion of long-term debt and $923 million of long-term debt. The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

Under the terms of our timeshare note sales, we have the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limit such repurchases to 10 to 15 percent of the transaction’s initial mortgage balance. Voluntary repurchases by us of defaulted notes during the 2010 and 2009 first quarters were $17 million and $11 million, respectively.

We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets fractional ownership and residential interests, and we consolidate the entity because we are the primary beneficiary. We concluded that the entity is a variable interest entity because the voting rights are not proportionate to the economic interests. The loan we provided to the entity replaced the original senior loan, and at March 26, 2010, had a principal balance of $88 million and an accrued interest balance of $6 million. The variable interest entity uses the loan facility to fund its net cash flow. The loan’s outstanding principal balance did not increase during the 2010 first quarter.

At March 26, 2010, the carrying amount of consolidated assets included within our Condensed Consolidated Balance Sheet that are collateral for the variable interest entity’s obligations totaled $33 million and comprised $30 million of real estate held for development, property, equipment, and other assets and $3 million of cash. Further, at March 26, 2010, the carrying amount of the consolidated liabilities included within our Condensed Consolidated Balance Sheet for this variable interest entity totaled $4 million and the noncontrolling interest was zero. The creditors of this entity do not have general recourse to us. We have contracted to purchase the noncontrolling interest in the entity for less than $1 million. The acquisition will occur in stages. We acquired 3 percent of the noncontrolling interest in the entity during the 2009 third quarter, which provided us with a majority voting interest, and 47 percent of the noncontrolling interest in the entity during the 2010 first quarter. The acquisition is expected to be completed in the 2010 third quarter. Our involvement with the entity did not have a material effect on financial performance or cash flows during the 2010 first quarter.

Our Timeshare segment uses several special purpose entities to maintain ownership of real estate in certain jurisdictions in order to facilitate sales within pooled ownership structures (the “Clubs”). We absorb the variability in the assets of the Clubs to the extent that inventory has not been sold to the ultimate Club member. The Clubs are variable interest entities because the equity investment at risk is not sufficient to permit the entities to finance their activities without additional support from other parties.

We contributed all of the Clubs’ assets to them, in exchange for all of the entities’ beneficial interests. We determined that we are the primary beneficiary of two of the Clubs as we have the power to direct the activities that most significantly impact the economic performance of the entities through our rights to market and sell the assets of the entities and our rights to the proceeds from such sale. At the end of the 2010 first quarter, the carrying amount of assets included in our Condensed Consolidated Balance Sheet associated with the consolidated Clubs was $19 million, comprised entirely of inventory. The carrying amount of liabilities included in our Condensed Consolidated Balance Sheet was less than $1 million, and there were no noncontrolling interests. Our involvement with the Clubs did not have a material effect on our financial position, financial performance or cash flows during the 2010 first quarter. The creditors of these entities do not have general recourse to us.

We determined that we were not the primary beneficiary of one previously consolidated Club beginning in the 2010 first quarter. By virtue of transfer of variable interests to third parties, the power to direct the activities that most significantly impact economic performance of the entity is now shared amongst the variable interest holders. Our maximum exposure to loss is $26 million, the carrying value of our interest in this entity, which is classified as inventory, and the carrying costs during the holding period.

We have a call option on the equity of a variable interest entity that holds property and land acquired for timeshare development that is currently operated by us as a hotel, which gives us ultimate power to direct the activities of the entity that most significantly impact economic performance. The entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. At March 26, 2010, the carrying amount of the entity’s assets included within our Condensed Consolidated Balance Sheet totaled $19 million, entirely comprised of property and land. The carrying amount of the liabilities included within our Condensed Consolidated Balance Sheet for this variable interest entity totaled less than $1 million and the noncontrolling interest was zero. Our involvement with the entity did not have a material affect on our financial performance or cash flows during the 2010 first quarter. The creditors of this entity do not have general recourse to us.

We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets fractional ownership and residential interests, and we do not consolidate the entity because we are not the primary beneficiary. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. We have determined that we are not the primary beneficiary as power to direct the activities that most significantly impact economic performance of the entity is shared amongst the variable interest holders. During the first quarter of 2010, we advanced less than $1 million in additional loans to fund progress toward completion of the project. In the 2009 third quarter, we fully impaired our equity investment and certain loans receivable due from the entity. We may fund up to an additional $28 million and do not expect to recover this amount, which has been accrued and is included in current liabilities. See Footnote No. 20, “Timeshare Strategy-Impairment Charges,” in the 2009 Form 10-K for additional information. Coupled with the outstanding balance of $4 million on our loan receivable, our maximum exposure to loss is $32 million.

In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2007, under the caption “2005 Acquisitions,” we manage 12 hotels on behalf of four tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. The entities have minimal equity and minimal assets comprised of hotel working capital and furniture, fixtures, and equipment. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from their guarantees fully in connection with eight of these properties and partially in connection with the other four properties. At March 26, 2010, the trust account held approximately $7 million. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not bear the majority of the expected losses. We are secondarily liable (after exhaustion of funds from the trust account) for rent payments for eight of the 12 hotels in the event that there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these hotels totaled approximately $63 million at March 26, 2010. In addition, we are secondarily liable for rent payments of up to an aggregate cap of $19 million for the four other hotels in the event that there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

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

BUSINESS AND OVERVIEW

Lodging

Business conditions remained challenging in the 2010 first quarter as occupancy and room rates at our hotels were substantially below 2008 levels. At the same time, we saw meaningful improvement in global demand as compared to both the year-ago quarter and the 2009 fourth quarter, particularly among business transient customers and association group customers. Worldwide occupancy rates for our properties rose during the first quarter with particular strength in properties in Asia and in our luxury properties around the world. Nevertheless, average daily rates in the 2010 first quarter were lower than last year. However, as demand strengthens, and occupancy rates increase, we expect pricing to improve later in 2010.

Association group demand continued to improve progressively throughout the first quarter of 2010 with improvement in attendance at association group meetings; however, corporate group demand still remained weak. Group meeting cancellations returned to average levels and expected attendance for future group meetings continued to improve. Non-corporate demand continued to improve in the 2010 first quarter, largely as a result of continued promotional efforts aimed at driving leisure and other discounted transient business. However, as corporate demand improves and room rates rise, we expect leisure and other discontinued transient business demand will decline. Our strategy continues to be to preserve and increase hotel profit margins by driving revenue, including managing our mix of customers, and by aggressively managing costs.

We monitor market conditions continuously and are able to quickly change the mix of our business to take advantage of higher demand. We are also able to quickly institute high-impact and low-cost sales promotions as needed. These promotions are designed both to reward and retain loyal customers and to attract new guests. Both www.Marriott.com and our loyal Marriott Rewards member base are low-cost and high-impact vehicles for our revenue generation efforts. We also communicate with our customers through social media channels, such as YouTube, Twitter, Facebook, and through our blog “Marriott on the Move.”

Properties in our system are maintaining very tight cost controls, as we continue to focus on minimizing costs and enhancing property-level house profit margins. We have maintained many of our 2009 property-level cost saving initiatives such as adjusting menus and restaurant hours, modifying room amenities, relaxing some brand standards for hotels, cross-training personnel, utilizing personnel at multiple properties where feasible, and not filling some vacant positions. We also reduced above-property costs, which are allocated to hotels, by scaling back systems, processing, and support areas. In addition, we have not filled certain above-property vacant positions, and have encouraged, or, where legally permitted, required employees to use their vacation time accrued during the 2010 fiscal year.

Our lodging business model involves managing and franchising hotels, rather than owning them. At March 26, 2010, 45 percent of the hotel rooms in our system were operated under management agreements, 53 percent were operated under franchise agreements, and 2 percent were owned or leased by us. Our emphasis on management contracts and franchising tends to provide more stable earnings in periods of economic softness while the addition of new hotels to our system generates growth. With long-term management and franchise agreements, this strategy has allowed substantial growth while reducing financial leverage and risk in a cyclical industry. In addition, we increase our financial flexibility by reducing our capital investments and adopting a strategy of recycling the investments that we make.

We currently have over 95,000 rooms in our lodging development pipeline. During the first quarter of 2010, we opened 8,361 rooms (gross), which included one residential unit. Approximately 5 percent of these rooms were conversions from competitor brands and 26 percent of the new rooms were located outside the United States. For the full 2010 fiscal year, we expect to open approximately 25,000 to 30,000 rooms (gross), not including residential units or timeshare units.

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

For our North American comparable properties, systemwide RevPAR (which includes data from our franchised, managed, owned, and leased properties) decreased by 1.8 percent in the first quarter of 2010, compared to the year-ago quarter, reflecting lower average daily rates partially offset by improved occupancy levels in most markets. For our properties outside North America, first quarter 2010 systemwide RevPAR increased 1.2 percent versus the year-ago quarter, reflecting improved occupancy levels partially offset by lower average daily rates.

Timeshare

Demand for our timeshare interval products improved in the 2010 first quarter, as compared to the 2009 first quarter, in response to purchase incentives and targeted marketing efforts instituted throughout 2009. However, demand for fractional and residential units remains weak. As with Lodging, our Timeshare properties continue to maintain very tight cost controls, and we have not filled certain vacant positions, and have encouraged, or, where legally permitted, required employees to use their vacation time accrued during the 2010 fiscal year.

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

On January 2, 2010, the first day of the 2010 fiscal year, we adopted Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“FAS No. 166”) or Accounting Standards Update No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU No. 2009-16”) and Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS No. 167”) or Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”).

As a result of the adoption of both topics in the 2010 first quarter, we consolidated 13 existing qualifying special purpose entities associated with past securitization transactions, and we recorded a one-time non-cash after-tax reduction to shareholders’ equity of $146 million ($238 million pretax) in the 2010 first quarter, representing the cumulative effect of a change in accounting principle.

See Footnote No. 1, “Basis of Presentation” for more detailed information regarding the adoption of these topics, including the impact to our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Income.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks ended March 26, 2010, compared to the twelve weeks ended March 27, 2009. Including residential products, we opened 250 properties (37,829 rooms) while 20 properties (4,145 rooms) exited the system since the first quarter of 2009.

Revenues

Revenues increased by $135 million (5 percent) to $2,630 million in the first quarter of 2010 from $2,495 million in the first quarter of 2009, as a result of higher: Timeshare sales and service revenue ($76 million); cost reimbursements revenue ($50 million); owned, leased, corporate housing, and other revenue ($9 million); and franchise fees ($3 million). These revenue increases were partially offset by a decrease in incentive management fees ($3 million (comprised of a $4 million decrease for North America and $1 million increase outside of North America)).

The increase in Timeshare sales and services revenue to $285 million in the 2010 first quarter, from $209 million in the 2009 first quarter, primarily reflected higher financing revenue from increased interest income from consolidation of securitized notes, higher development revenue from higher demand for certain projects and one project that became reportable in the 2010 first quarter. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our Timeshare segment.

The increase in owned, leased, corporate housing, and other revenue, to $229 million in the 2010 first quarter, from $220 million in the 2009 first quarter, largely reflected $5 million of higher revenue for owned and leased properties and $4 million of higher hotel agreement termination fees associated with three properties exiting our system. The increase in owned and leased revenue primarily reflected increased occupancy levels. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate totaled $14 million for each of the 2010 and 2009 first quarters.

The decrease in incentive management fees, to $40 million in the 2010 first quarter from $43 million in the 2009 first quarter, primarily reflected lower property-level operating income and margins in the first quarter of 2010 compared to the first quarter of 2009. Lower room rates continue to compress property-level operating income and margins; however, that impact is partially offset by the impact of property-

level cost controls. The increase in franchise fees, to $91 million in the 2010 first quarter from $88 million in the 2009 first quarter, primarily reflected the impact of unit growth across the system, partially offset by the impact of lower average daily rates.

Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income attributable to us. The increase in cost reimbursements revenue, to $1,860 million in the 2010 first quarter from $1,810 million in the 2009 first quarter, reflected the impact of growth across the system. We added 25 managed properties (6,903 rooms) and 197 franchised properties (25,953 rooms) to our system since the end of the 2009 first quarter, net of properties exiting the system.

Restructuring Costs and Other Charges

As part of the restructuring actions we began in the fourth quarter of 2008, we initiated further cost savings measures in 2009 associated with our Timeshare segment, hotel development, above-property level management, and corporate overhead. These further measures resulted in additional restructuring costs of $51 million in 2009, $2 million of which we incurred in the 2009 first quarter. For additional information on the 2009 restructuring costs, including the types of restructuring costs incurred in total and by segment, please see Footnote No. 21, “Restructuring Costs and Other Charges” of the 2009 Form 10-K. For the cumulative restructuring costs incurred since inception and a roll forward of the restructuring liability through March 26, 2010, please see Footnote No. 14, “Restructuring Costs and Other Charges” of this Form 10-Q.

As a result of our Timeshare segment restructuring efforts, we are projecting approximately $114 million ($74 million after-tax) of annual cost savings in 2010, of which $26 million ($17 million after-tax) were realized in the first quarter of 2010. The 2010 savings primarily were, and we expect that they will continue to primarily be, reflected in the “Timeshare-direct” and the “General, administrative, and other” expense captions in our Condensed Consolidated Statements of Income.

As a result of the hotel development restructuring efforts across several of our Lodging segments, we are projecting approximately $12 million ($8 million after-tax) of annual cost savings in 2010, of which $3 million ($2 million after-tax) were realized in the first quarter of 2010. The 2010 savings primarily were, and we expect that they will continue to primarily be, reflected in the “General, administrative, and other” expense caption in our Condensed Consolidated Statements of Income.

We project that the restructuring initiatives we implemented by reducing above property-level lodging management personnel and corporate overhead will result in $10 million to $11 million ($6 million to $7 million after-tax) of annual cost savings in 2010, of which $2 million ($1 million after-tax) were realized in the first quarter of 2010. These savings primarily were, and are expected to be, reflected in the “General, administrative, and other” expense caption in our Condensed Consolidated Statements of Income.

Operating Income

Operating income increased by $140 million to $180 million in the 2010 first quarter from $40 million in the first quarter of 2009. The increase in operating income reflected a $78 million decrease in general, administrative, and other expenses, $61 million of higher Timeshare sales and services revenue net of direct expenses, an increase in franchise fees of $3 million, and a $2 million decrease in restructuring costs, partially offset by $3 million of lower incentive management fees and $1 million of lower owned, leased, corporate housing, and other revenue net of direct expenses.

The reasons for the decrease of $3 million in incentive management fees as well as the increase of $3 million in franchise fees as compared to the year-ago quarter are noted in the preceding “Revenues” section.

Timeshare sales and services revenue net of direct expenses in the first quarter of 2010 totaled $50 million. The increase of $61 million from the year-ago quarter primarily reflected $37 million of higher financing revenue, which largely reflected increased interest income associated with the impact of ASU Nos. 2009-16 and 2009-17, $14 million of higher development revenue, net of product costs and marketing and selling costs, $3 million of higher services revenue net of expenses, and $7 million of higher other revenue net of expenses. Higher development revenue net of product costs and marketing and selling costs primarily reflected stronger demand for certain timeshare projects and one project that reached revenue recognition reportability thresholds in the first quarter of 2010. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information regarding our Timeshare segment.

The $1 million (8 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to weaker RevPAR and lower property-level margins at some owned and leased properties, mostly offset by higher hotel agreement termination fees and improved property-level margins at one property.

General, administrative, and other expenses decreased by $78 million (36 percent) to $138 million in the first quarter of 2010 from $216 million in the first quarter of 2009. The 2010 first quarter was favorably impacted by a $6 million reversal in that quarter of guarantee accruals, primarily related to a completion guarantee for which we have now satisfied the related requirements, as well as the following 2009 expenses that were not incurred in 2010: $49 million of impairment charges related to two security deposits that we deemed unrecoverable in the first quarter of 2009 due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by an $11 million reversal of the 2008 accrual for the funding of those cash flow shortfalls; a $42 million provision for loan losses; and $4 million of bad debt expense on an accounts receivable balance. Somewhat offsetting these favorable items, the 2010 first quarter was unfavorably impacted by an $8 million accrual reversal in the 2009 first quarter, primarily associated with incentive compensation, $3 million of increased legal expenses and a $5 million unfavorable variance in deferred compensation expenses (the 2010 first quarter did not have an impact associated with deferred compensation expenses, compared to a $5 million favorable impact in the year-ago quarter from mark-to-market valuations). Of the $78 million decrease in total general, administrative, and other expenses, a decrease of $46 million was attributable to our Lodging segments and a decrease of $32 million was unallocated.

As noted in the preceding paragraph, the decrease in general, administrative, and other expenses included a $42 million decrease in the provision for loan losses to zero in the 2010 first quarter from $42 million in the first quarter of 2009. The 2009 provision reflected a $29 million loan loss provision associated with one Luxury segment project and a $13 million loan loss provision associated with a North American Limited-Service segment portfolio.

Gains and Other Income

The table below shows our gains and other income for the twelve weeks ended March 26, 2010, and March 27, 2009:

	Twelve Weeks Ended
($ in millions)	March 26, 2010	March 27, 2009
Gain on debt extinguishment	$0	$21
Gains on sales of real estate and other	2	3
Income from cost method joint ventures	(1)	1

	$1	$25

The $21 million gain on debt extinguishment in the first quarter of 2009 represents the difference between the purchase price and net carrying amount of Senior Notes we repurchased.

Interest Expense

Interest expense increased by $16 million (55 percent) to $45 million in the first quarter of 2010 compared to $29 million in the first quarter of 2009. This increase was primarily driven by: 1) the consolidation of $1,121 million of debt in the 2010 first quarter associated with previously securitized notes, as discussed in Footnote No. 1, “Basis of Presentation,” which resulted in a $14 million increase in interest expense related to that debt; 2) a $6 million unfavorable variance to the 2009 quarter as a result of lower capitalized interest in the 2010 quarter associated with construction projects; and 3) $3 million of interest expense in the 2010 first quarter associated with our executive deferred compensation plan. These increases were partially offset by: 1) $4 million of lower interest expense associated with our repurchase of $122 million of principal amount of our Senior Notes in 2009, the maturity of our Series C Senior Notes in the 2009 fourth quarter and other debt reductions; and 2) a $2 million decrease in interest expense associated with our Credit Facility, which reflected lower average borrowings under the Credit Facility and a lower average interest rate.

Interest Income and Income Tax

Interest income decreased by $2 million (33 percent) to $4 million in the first quarter of 2010, from $6 million in the first quarter of 2009, reflecting $2 million of interest income we recorded for a loan in the 2009 first quarter that subsequently became impaired in the 2009 third quarter. Because we recognize interest on impaired loans on a cash basis, we did not recognize any interest on this impaired loan in the 2010 first quarter.

Our tax provision increased by $13 million (39 percent) to $46 million in the first quarter of 2010 from a tax provision of $33 million in the first quarter of 2009, due to higher pretax income in 2010. The increase was partially offset by a lower tax rate in the first quarter of 2010, as the 2009 first quarter reflected $26 million of income tax expense primarily related to the treatment of funds received from certain foreign subsidiaries.

Equity in Losses

Equity in losses of $11 million in the first quarter of 2010 decreased by $23 million from equity in losses of $34 million in the first quarter of 2009 and primarily reflected a favorable variance from a $30 million impairment charge in the 2009 first quarter associated with a Luxury segment joint venture investment that we determined to be fully impaired. This favorable variance was partially offset by $4 million of decreased earnings in the 2010 quarter for a Timeshare segment residential and fractional project joint venture, primarily related to increased cancellation allowances, and impairment charges we recorded in the 2010 first quarter of $2 million and $1 million associated with a North American Limited-Service segment and a Timeshare segment joint venture, respectively.

Net Losses Attributable to Noncontrolling Interests

Net losses attributable to noncontrolling interests decreased by $2 million in the first quarter of 2010 to zero, compared to $2 million in the first quarter of 2009.

Net Income (Loss)

Net income increased by $108 million (432 percent) to $83 million in the first quarter of 2010 from a net loss of $25 million in the first quarter of 2009, net income attributable to Marriott increased by $106 million (461 percent) to $83 million in the first quarter of 2010 from a net loss of $23 million in the first quarter of 2009, and diluted income per share attributable to Marriott increased by $0.28 (467 percent) to $0.22 per share from losses of $0.06 per share. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $108 million increase in net income compared to the prior year was due to lower general, administrative, and other expenses ($78 million), higher Timeshare sales and services revenue net of direct expenses ($61 million), higher equity in earnings ($23 million), higher franchise fees ($3 million), and lower restructuring costs ($2 million). These favorable variances were partially offset by lower gains and other income ($24 million), higher interest expense ($16 million), higher income taxes ($13 million), lower incentive management fees

($3 million), lower interest income ($2 million), and lower owned, leased, corporate housing, and other revenue net of direct expenses ($1 million).

BUSINESS SEGMENTS

We are a diversified hospitality company with operations in five business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, Luxury Lodging, and Timeshare. See Footnote No. 13, “Business Segments” for further information on our segments including how we aggregate our individual brands into each segment, and other information about each segment, including revenues, income (loss) attributable to Marriott, net losses attributable to noncontrolling interests, equity in earnings (losses) of equity method investees, and assets.

We added 247 properties (37,557 rooms) and 20 properties (4,145 rooms) exited the system since the end of the 2009 first quarter, not including residential products. We also added 3 residential properties (272 units) since the end of the 2009 first quarter.

Total segment financial results increased by $109 million (109 percent) to $209 million in the first quarter of 2010 from $100 million in the first quarter of 2009, and total segment revenues increased by $133 million to $2,615 million in the first quarter of 2010, a 5 percent increase from revenues of $2,482 million in the first quarter of 2009.

The increase in revenues included a $50 million increase in cost reimbursements revenue, which does not impact operating income or net income attributable to Marriott. The results, compared to the year-ago quarter, reflected an increase of $61 million in Timeshare sales and services revenue net of direct expenses, $46 million of decreased general, administrative, and other expenses, $23 million of higher equity joint venture results, a $3 million increase in franchise fees to $91 million in the 2010 quarter from $88 million in the 2009 quarter, and a $1 million decrease in restructuring costs. These favorable variances were partially offset by $14 million of interest expense, $3 million of lower incentive management fees, a decrease of $3 million in owned, leased, corporate housing, and other revenue net of direct expenses, a $3 million decrease in net losses attributable to noncontrolling interest benefit, and a decrease of $2 million in gains and other income.

The $3 million increase in franchise fees primarily reflected the impact of unit growth across the system. Compared to the first quarter of 2009, incentive management fees decreased by $3 million (7 percent) in the first quarter of 2010 and primarily reflected lower property-level operating income and margins, partially offset by property-level cost controls. In the first quarter of 2010, 23 percent of our managed properties paid incentive management fees to us versus 25 percent in the first quarter of 2009. In addition, in the first quarter of 2010, 60 percent of our incentive fees were derived from international hotels versus 54 percent in the 2009 first quarter.

Worldwide RevPAR for comparable systemwide properties decreased by 1.3 percent (0.7 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties decreased by 1.0 percent (unchanged using actual dollars). Compared to the year-ago quarter, worldwide comparable company-operated house profit margins in 2010 decreased by 110 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) decreased by 5.4 percent on a constant U.S. dollar basis reflecting the impact of very tight cost control plans in 2010 at properties in our system, more than offset by the impact of year-over-year RevPAR decreases. North American company-operated house profit margins declined by 180 basis points and HP-PAR at our North American company-operated properties decreased by 8.3 percent reflecting significant cost control plans at properties, more than offset by the impact of decreased demand.

Summary of Properties by Brand

We opened 44 lodging properties (8,361 rooms) during the first quarter of 2010, while 7 properties (1,146 rooms) exited the system, increasing our total properties to 3,457 (603,009 rooms) inclusive of

32 home and condominium products (2,975 units), for which we manage the related owners’ associations. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include Marriott Conference Centers and JW Marriott. References to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn.

The table below shows properties we operated or franchised, by brand, as of March 26, 2010 (excluding 1,781 corporate housing rental units associated with our ExecuStay brand):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations

Marriott Hotels & Resorts	141	72,679	186	56,358
Marriott Conference Centers	11	3,243	0	0
JW Marriott	13	8,450	5	1,552
Renaissance Hotels	37	16,963	40	11,602
Renaissance ClubSport	0	0	2	349
Autograph Collection	0	0	2	242
The Ritz-Carlton	40	12,120	0	0
The Ritz-Carlton-Residential (1)	25	2,557	0	0
Courtyard	280	43,882	495	64,976
Fairfield Inn & Suites	3	1,055	629	55,893
SpringHill Suites	31	4,916	229	25,568
Residence Inn	133	18,997	455	51,726
TownePlace Suites	34	3,658	153	15,101
Marriott Vacation Club (2)	42	9,748	0	0
The Ritz-Carlton Destination Club (2)	7	342	0	0
The Ritz-Carlton Residences (1), (2)	3	222	0	0
Grand Residences by Marriott-Fractional (2)	1	199	0	0
Grand Residences by Marriott-Residential (1), (2)	2	68	0	0

Non-U.S. Locations

Marriott Hotels & Resorts	133	38,984	34	10,210
JW Marriott	26	10,137	1	310
Renaissance Hotels	50	17,185	16	4,807
The Ritz-Carlton	34	10,171	0	0
The Ritz-Carlton-Residential (1)	1	112	0	0
The Ritz-Carlton Serviced Apartments	3	458	0	0
Bulgari Hotels & Resorts	2	117	0	0
Marriott Executive Apartments	22	3,804	1	99
Courtyard	48	10,280	45	7,905
Fairfield Inn & Suites	0	0	9	1,109
SpringHill Suites	0	0	1	124
Residence Inn	3	405	14	2,013
Marriott Vacation Club (2)	11	2,126	0	0
The Ritz-Carlton Destination Club (2)	2	122	0	0
The Ritz-Carlton Residences (1), (2)	1	16	0	0
Grand Residences by Marriott-Fractional (2)	1	49	0	0

Total	1,140	293,065	2,317	309,944

(1)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.
(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

Total Lodging and Timeshare Products by Segment

At March 26, 2010, we operated or franchised the following properties by segment (excluding 1,781 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	323	13	336	126,104	4,837	130,941
Marriott Conference Centers	11	0	11	3,243	0	3,243
JW Marriott	17	1	18	9,781	221	10,002
Renaissance Hotels	77	2	79	28,565	790	29,355
Renaissance ClubSport	2	0	2	349	0	349
Autograph Collection	2	0	2	242	0	242

	432	16	448	168,284	5,848	174,132
North American Limited-Service Lodging Segment (1)
Courtyard	775	16	791	108,858	2,847	111,705
Fairfield Inn & Suites	632	8	640	56,948	903	57,851
SpringHill Suites	260	1	261	30,484	124	30,608
Residence Inn	588	16	604	70,723	2,309	73,032
TownePlace Suites	187	0	187	18,759	0	18,759

	2,442	41	2,483	285,772	6,183	291,955
International Lodging Segment (1)
Marriott Hotels & Resorts	4	154	158	2,767	44,523	47,290
JW Marriott	1	26	27	387	10,060	10,447
Renaissance Hotels	0	64	64	0	21,202	21,202
Courtyard	0	77	77	0	15,338	15,338
Fairfield Inn & Suites	0	1	1	0	206	206
Residence Inn	0	1	1	0	109	109
Marriott Executive Apartments	0	23	23	0	3,903	3,903

	5	346	351	3,154	95,341	98,495
Luxury Lodging Segment
The Ritz-Carlton	40	34	74	12,120	10,171	22,291
Bulgari Hotels & Resorts	0	2	2	0	117	117
The Ritz-Carlton-Residential (2)	25	1	26	2,557	112	2,669
The Ritz-Carlton Serviced Apartments	0	3	3	0	458	458

	65	40	105	14,677	10,858	25,535
Timeshare Segment (3)
Marriott Vacation Club	42	11	53	9,748	2,126	11,874
The Ritz-Carlton Destination Club	7	2	9	342	122	464
The Ritz-Carlton Residences (2)	3	1	4	222	16	238
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Grand Residences by Marriott-Residential (1), (2)	2	0	2	68	0	68

	55	15	70	10,579	2,313	12,892

Total	2,999	458	3,457	482,466	120,543	603,009

(1)	North American includes properties located in the continental United States and Canada. International includes properties located outside the continental United States and Canada.

(2)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.

(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

The following table provides additional detail, by brand, as of March 26, 2010, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	53	30
The Ritz-Carlton Destination Club and Residences	9	8
Grand Residences by Marriott and Residences	4	4
Joint Ventures
The Ritz-Carlton Destination Club and Residences	4	4

Total	70	46

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

The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twelve weeks ended March 26, 2010, include the period from January 2, 2010, through March 26, 2010, and the statistics for the twelve weeks ended March 27, 2009, include the period from January 3, 2009, through March 27, 2009, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes the period from January 1 through the end of February).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended March 26, 2010	Change vs. 2009		Twelve Weeks Ended March 26, 2010	Change vs. 2009
Marriott Hotels & Resorts (2)
Occupancy	66.2%	4.4	% pts.	63.5%	3.9	% pts.
Average Daily Rate	$152.59	-7.7%		$141.50	-7.1%
RevPAR	$101.05	-1.2%		$89.79	-1.0%
Renaissance Hotels
Occupancy	63.9%	3.3	% pts.	63.6%	4.7	% pts.
Average Daily Rate	$150.21	-9.6%		$138.12	-9.5%
RevPAR	$96.04	-4.6%		$87.78	-2.2%
Composite North American Full-Service (3)
Occupancy	65.8%	4.2	% pts.	63.5%	4.1	% pts.
Average Daily Rate	$152.16	-8.0%		$140.90	-7.6%
RevPAR	$100.12	-1.8%		$89.43	-1.2%
The Ritz-Carlton North America
Occupancy	64.2%	6.8	% pts.	64.2%	6.8	% pts.
Average Daily Rate	$301.74	-8.4%		$301.74	-8.4%
RevPAR	$193.68	2.5%		$193.68	2.5%
Composite North American Full-Service and Luxury (4)
Occupancy	65.7%	4.4	% pts.	63.5%	4.2	% pts.
Average Daily Rate	$163.82	-7.8%		$148.52	-7.4%
RevPAR	$107.58	-1.2%		$94.31	-0.9%
Residence Inn
Occupancy	69.4%	5.3	% pts.	70.6%	4.3	% pts.
Average Daily Rate	$113.69	-8.4%		$110.80	-6.8%
RevPAR	$78.90	-0.9%		$78.22	-0.8%
Courtyard
Occupancy	60.3%	3.6	% pts.	61.4%	2.4	% pts.
Average Daily Rate	$107.29	-9.9%		$109.16	-6.7%
RevPAR	$64.74	-4.1%		$66.99	-2.9%
Fairfield Inn & Suites
Occupancy	nm	nm		56.4%	0.9	% pts.
Average Daily Rate	nm	nm		$82.66	-5.4%
RevPAR	nm	nm		$46.59	-3.9%
TownePlace Suites
Occupancy	58.0%	1.0	% pts.	61.3%	3.4	% pts.
Average Daily Rate	$74.67	-12.7%		$80.33	-9.7%
RevPAR	$43.32	-11.2%		$49.27	-4.5%
SpringHill Suites
Occupancy	59.8%	4.0	% pts.	61.1%	2.6	% pts.
Average Daily Rate	$97.22	-8.9%		$96.55	-8.5%
RevPAR	$58.16	-2.3%		$58.95	-4.4%
Composite North American Limited-Service (5)
Occupancy	62.7%	3.9	% pts.	62.8%	2.7	% pts.
Average Daily Rate	$106.64	-9.3%		$102.22	-6.7%
RevPAR	$66.83	-3.3%		$64.15	-2.6%
Composite North American (6)
Occupancy	64.4%	4.2	% pts.	63.0%	3.3	% pts.
Average Daily Rate	$140.30	-8.2%		$119.96	-6.8%
RevPAR	$90.36	-1.9%		$75.63	-1.8%

(1)

Statistics are for the twelve weeks ended March 26, 2010, and March 27, 2009, except for The Ritz-Carlton, for which the statistics are for the two months ended February 28, 2010, and February 28, 2009.

(2)	Marriott Hotels & Resorts includes JW Marriott properties.

(3)	Composite North American Full-Service statistics include Marriott Hotels & Resorts and Renaissance Hotels properties located in the continental United States and Canada.

(4)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels, and The Ritz-Carlton properties.

(5)

Composite North American Limited-Service statistics include Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites properties located in the continental United States and Canada.

(6)

Composite North American statistics include Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton properties located in the continental United States and Canada.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Two Months Ended February 28, 2010	Change vs. 2009		Two Months Ended February 28, 2010	Change vs. 2009
Caribbean and Latin America (2)
Occupancy	73.4%	4.0	% pts.	67.4%	6.4	% pts.
Average Daily Rate	$197.68	-8.3%		$178.11	-7.9%
RevPAR	$145.17	-3.0%		$120.01	1.8%
Continental Europe (2)
Occupancy	57.2%	4.8	% pts.	56.1%	4.8	% pts.
Average Daily Rate	$158.20	-7.0%		$156.03	-8.1%
RevPAR	$90.47	1.5%		$87.50	0.4%
United Kingdom (2)
Occupancy	66.4%	4.4	% pts.	65.6%	4.3	% pts.
Average Daily Rate	$155.19	-1.1%		$154.36	-1.2%
RevPAR	$103.06	6.0%		$101.29	5.6%
Middle East and Africa (2)
Occupancy	67.6%	1.5	% pts.	67.6%	1.5	% pts.
Average Daily Rate	$136.58	-13.6%		$136.58	-13.6%
RevPAR	$92.29	-11.6%		$92.29	-11.6%
Asia Pacific (2), (3)
Occupancy	60.2%	12.5	% pts.	60.8%	10.6	% pts.
Average Daily Rate	$120.42	-8.3%		$126.47	-10.6%
RevPAR	$72.52	15.8%		$76.86	8.2%
Regional Composite (4), (5)
Occupancy	63.6%	6.4	% pts.	62.3%	6.3	% pts.
Average Daily Rate	$151.73	-8.3%		$150.52	-8.6%
RevPAR	$96.54	2.1%		$93.73	1.6%
International Luxury (6)
Occupancy	58.5%	3.6	% pts.	58.5%	3.6	% pts.
Average Daily Rate	$322.47	-6.8%		$322.47	-6.8%
RevPAR	$188.74	-0.7%		$188.74	-0.7%
Total International (7)
Occupancy	63.1%	6.1	% pts.	61.9%	6.0	% pts.
Average Daily Rate	$169.23	-8.3%		$165.25	-8.7%
RevPAR	$106.72	1.5%		$102.35	1.2%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through the end of February. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2009 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the continental United States and Canada.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts properties.

(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Two Months Ended February 28, 2010	Change vs. 2009		Two Months Ended February 28, 2010	Change vs. 2009
Composite Luxury (2)
Occupancy	61.8%	5.5	% pts.	61.8%	5.5	% pts.
Average Daily Rate	$309.94	-7.8%		$309.94	-7.8%
RevPAR	$191.61	1.1%		$191.61	1.1%
Total Worldwide (3)
Occupancy	64.1%	4.6	% pts.	62.9%	3.6	% pts.
Average Daily Rate	$146.86	-8.1%		$125.48	-6.9%
RevPAR	$94.13	-1.0%		$78.93	-1.3%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through the end of February. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2009 was on a constant U.S. dollar basis.

(2)	Composite Luxury includes worldwide properties for The Ritz-Carlton and Bulgari Hotels & Resorts brands.

(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the twelve weeks ended March 26, 2010, and March 27, 2009. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the two months ended February 28, 2010, and February 28, 2009.

North American Full-Service Lodging includes Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott, Renaissance Hotels, Renaissance ClubSport, and Autograph Collection.

	Twelve Weeks Ended
($ in millions)	March 26, 2010	March 27, 2009	Change 2010/2009
Segment revenues	$1,163	$1,166	0%

Segment results	$71	$69	3%

Since the first quarter of 2009, across our North American Full-Service Lodging segment we added 15 properties (5,253 rooms) and 3 properties (800 rooms) left the system.

Compared to the year-ago quarter, RevPAR for comparable company-operated North American full-service properties decreased by 1.8 percent to $100.12, occupancy increased by 4.2 percentage points to 65.8 percent, and average daily rates decreased by 8.0 percent to $152.16.

The $2 million increase in segment results, compared to the 2009 first quarter, primarily reflected $6 million of lower general, administrative, and other expenses, partially offset by a $4 million decrease in incentive management fees.

The $4 million decrease in incentive management fees was largely due to lower property-level revenue and margins in the first quarter of 2010 compared to the first quarter of 2009, a result of weak demand, partially offset by property-level cost controls.

The $6 million decrease in general, administrative, and other expenses primarily reflected a favorable variance to a $7 million impairment charge recorded in the 2009 first quarter related to a security deposit that was deemed unrecoverable.

Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $1,035 million in the first quarter of 2010, compared to $1,034 million in the 2009 first quarter.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

	Twelve Weeks Ended
($ in millions)	March 26, 2010	March 27, 2009	Change 2010/2009
Segment revenues	$461	$441	5%

Segment results	$59	$33	79%

Since the first quarter of 2009, across our North American Limited-Service Lodging segment we added 195 properties (23,511 rooms) and 7 properties (787 rooms) left the system. The properties that left the system were mainly managed hotels associated with our Residence Inn brand.

Compared to the year-ago quarter, RevPAR for comparable company-operated North American limited-service properties decreased by 3.3 percent to $66.83, occupancy increased by 3.9 percentage points to 62.7 percent, and average daily rates decreased by 9.3 percent to $106.64.

The $26 million increase in segment results, compared to the first quarter of 2009, reflected $30 million of lower general, administrative, and other expenses and $1 million of higher base management and franchise fees, partially offset by $2 million of lower joint venture equity earnings, $1 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, and $2 million of lower gains and other income.

The $30 million decrease in general, administrative, and other expenses primarily reflected a favorable variance from a $42 million impairment charge recorded in the 2009 first quarter related to two security deposits that we deemed unrecoverable due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by an $11 million reversal of the remaining balance from the 2008 accrual for the expected funding of those cash flow shortfalls.

The $2 million decrease in joint venture equity earnings primarily reflected an impairment charge associated with one joint venture. The $2 million decrease in gains and other income reflected the lack of dividend distributions in the current quarter from one joint venture, which had a decline in available cash flow as a result of the weak demand environment.

Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $342 million in the first quarter of 2010, compared to $319 million in the first quarter of 2009.

International Lodging includes International Marriott Hotels & Resorts, International JW Marriott, International Renaissance Hotels, International Courtyard, International Fairfield Inn & Suites, International Residence Inn, and Marriott Executive Apartments.

	Twelve Weeks Ended
($ in millions)	March 26, 2010	March 27, 2009	Change 2010/2009
Segment revenues	$267	$247	8%

Segment results	$33	$37	-11%

Since the first quarter of 2009, across our International Lodging segment we added 31 properties (8,083 rooms) and 8 properties (2,184 rooms) left the system, largely due to quality issues.

Compared to the year-ago quarter, RevPAR for comparable company-operated international properties increased by 2.1 percent to $96.54, occupancy increased by 6.4 percentage points to 63.6 percent, and average daily rates decreased by 8.3 percent to $151.73. Comparable company-operated RevPAR improved significantly in China and to a lesser extent in the Caribbean, United Kingdom and Egypt, while the United Arab Emirates experienced significant RevPAR declines.

The $4 million decrease in segment results in the first quarter of 2010, compared to the year-ago quarter, primarily reflected a $4 million decrease in owned, leased, and other revenue net of direct expenses.

Owned, leased, and other revenue net of direct expenses decreased by $4 million primarily reflecting $6 million of weaker results at some owned and leased properties, partially offset by $3 million of higher termination fees.

Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $120 million in the first quarter of 2010, compared to $111 million in the first quarter of 2009.

Luxury Lodging includes The Ritz-Carlton and Bulgari Hotels & Resorts.

	Twelve Weeks Ended
($ in millions)	March 26, 2010	March 27, 2009	Change 2010/2009
Segment revenues	$366	$351	4%

Segment results	$21	$(22)	195%

Since the first quarter of 2009, across our Luxury Lodging segment we added 4 properties (620 rooms) and one property (374 rooms) left the system. We also added 2 residential products (183 units) since the 2009 first quarter.

Compared to the year-ago quarter, RevPAR for comparable company-operated luxury properties increased by 1.1 percent to $191.61, occupancy increased by 5.5 percentage points to 61.8 percent, and average daily rates decreased by 7.8 percent to $309.94. While Luxury Lodging has been particularly impacted by weak demand associated with the financial services industry and other corporate group business, this demand has improved in the 2010 first quarter.

The $43 million increase in segment results, compared to the first quarter of 2009, reflected a $29 million increase in joint venture equity earnings, $11 million of decreased general, administrative, and other expenses, $1 million of higher owned, leased, and other revenue net of direct expenses, a $1 million increase in incentive management fees, and a $1 million increase in base management fees.

The $29 million increase in joint venture equity earnings primarily reflected a favorable variance from a $30 million impairment charge recorded in the first quarter of 2009 associated with a joint venture investment that we determined to be fully impaired.

The $11 million decrease in general, administrative, and other expenses in the first quarter of 2010 primarily reflected a $5 million reversal of a completion guarantee accrual for which we have now satisfied the related requirements, a $4 million favorable variance from bad debt expense recorded in the 2009 first quarter on an accounts receivable balance we deemed uncollectible, and $2 million in cost reductions related to our cost containment efforts.

Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $301 million in the first quarter of 2010, compared to $288 million in the first quarter of 2009.

Timeshare includes Marriott Vacation Club, The Ritz-Carlton Destination Club and Residences, and Grand Residences by Marriott.

	Twelve Weeks Ended
($ in millions)	March 26, 2010	March 27, 2009	Change 2010/2009
Segment Revenues
Base fees revenue	$11	$10
Sales and services revenue
Development	147	121
Services	83	70
Financing revenue
Interest income non-securitized notes	9	13
Interest income-securitized notes	36	0
Other financing revenue	5	0

Total financing revenue	50	13
Other revenue	5	5

Total sales and services revenue	285	209
Cost reimbursements	62	58

Segment revenues	$358	$277	29%

Segment Results
Base fee revenue	$11	$10
Timeshare sales and services, net	50	(11)
Joint venture equity losses	(5)	(1)
Net losses attributable to noncontrolling interests	0	3
Restructuring costs	0	(1)
General, administrative, and other expense	(17)	(17)
Interest expense	(14)	0

Segment results	$25	$(17)	247%

Contract Sales
Timeshare	$151	$138
Fractional	8	10
Residential	4	(5)

Total company	163	143
Timeshare	0	0
Fractional	1	13
Residential	0	(27)

Total joint venture	1	(14)

Total Timeshare segment contract sales	$164	$129	27%

Timeshare segment contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential ownership products before the adjustment for percentage-of-completion accounting. Timeshare segment contract sales increased by $35 million compared to the first quarter of 2009 to $164 million from $129 million. The increase in Timeshare segment contract sales in the first quarter of 2010, compared to the year-ago quarter, reflected a $13 million increase in timeshare contract sales and a $36 million increase in residential contract sales, partially offset by a $14 million decrease in fractional contract sales. Sales of residential units and timeshare intervals benefited from stronger demand, as well as a $20 million decrease in cancellation allowances we recorded in anticipation that a portion of contract revenue previously recorded under the percentage-of-completion method of accounting for certain residential and fractional projects will not be realized due to contract cancellations prior to closing.

The $81 million increase in Timeshare segment revenues to $358 million from $277 million primarily reflected a $76 million increase in Timeshare sales and services revenue and a $4 million increase in cost reimbursements revenue. The increase in Timeshare sales and services revenue, compared to the year-ago quarter, primarily reflected higher financing revenue due to higher interest income associated with the impact of ASU Nos. 2009-16 and 2009-17 and higher development revenue from stronger demand for certain timeshare projects including one project that became reportable in the 2010 first quarter upon reaching revenue recognition reportability thresholds. Partially offsetting the increase in development revenue was a $19 million increase in reserves primarily related to uncollectible notes.

Timeshare segment revenues for the first quarters of 2010 and 2009 included $45 million and $13 million, respectively, of interest income, and Timeshare segment revenue for the 2009 first quarter also reflected note sale losses of $1 million. The increase in interest income primarily reflected the additional $36 million in interest income from the notes receivable we now consolidate associated with past securitization transactions as part of the adoption of ASU Nos. 2009-16 and 2009-17, partially offset by a $4 million decrease in interest income related to the remaining notes receivable. Please also see Footnote No. 9, “Notes Receivable,” for additional information on these notes receivable, including their weighted average interest rate and range of stated interest rates at March 26, 2010.

Segment income of $25 million in the first quarter of 2010 increased by $42 million from $17 million of segment losses in the first quarter of 2009, and reflected $61 million of higher Timeshare sales and services revenue net of direct expenses, $1 million of higher base management fees, and $1 million of lower restructuring costs, partially offset by $14 million of interest expense, $4 million of lower joint venture equity earnings, and a $3 million decrease in net losses attributable to noncontrolling interest.

The $61 million increase in Timeshare sales and services revenue net of direct expenses primarily reflected $37 million of higher financing revenue, $14 million of higher development revenue net of product costs and marketing and selling costs, $3 million of higher services revenue net of expenses, and $7 million of higher other revenue net of expenses. Higher development revenue net of product costs and marketing and selling costs primarily reflected stronger demand for certain timeshare projects and favorable reportability for one project that reached revenue recognition reportability thresholds subsequent to the first quarter of 2009. Partially offsetting the increase was a net $11 million increase in reserves primarily related to a change in estimate of uncollectible accounts where we now reserve for 100 percent of notes that are in default in addition to the reserve we record on notes not in default. The $7 million increase in other revenue, net of expenses, included a $6 million reversal of an impairment charge, originally recorded in the 2009 third quarter related to our anticipated fundings in conjunction with a purchase commitment, due to a renegotiated contract.

The $37 million increase in financing revenue, primarily reflected: (1) a $32 million increase in interest income on notes receivable held; (2) a favorable variance from a $13 million charge in the 2009 first quarter related to the reduction in the valuation of residual interests; and (3) $1 million of higher income as a result of the loss on our first quarter 2009 sale of notes receivable originated in connection with the sale of timeshare interval and fractional ownership products. These favorable variances were partially offset by $9 million of decreased residual interest accretion reflecting the elimination of residual interests as part of the 2010 first quarter adoption of ASU Nos. 2009-16 and 2009-17.

The $14 million in interest expense was a result of the consolidation of debt obligations due to the adoption of ASU Nos. 2009-16 and 2009-17.

Joint venture equity earnings decreased by $4 million and primarily reflected decreased earnings from a residential and fractional project joint venture, primarily due to increased cancellation allowances recorded at that joint venture.

The $3 million decrease to zero in net losses attributable to a noncontrolling interest was associated with our acquisition that began in the 2009 third quarter of that noncontrolling interest. See Footnote No. 15, “Variable Interest Entities,” for additional information.

Cost reimbursements revenue and expenses associated with Timeshare segment properties totaled $62 million in the first quarter of 2010, compared to $58 million in the first quarter of 2009.

SHARE-BASED COMPENSATION

Under our 2002 Comprehensive Stock and Cash Incentive Plan, we award: (1) stock options to purchase our Class A Common Stock (“Stock Option Program”); (2) stock appreciation rights (“SARs”) for our Class A Common Stock (“Stock Appreciation Right Program”); (3) restricted stock units of our Class A Common Stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that are equal to the market price of our Class A Common Stock on the date of grant.

During the first quarter of 2010, we granted 3.7 million restricted stock units and 1.1 million Employee SARs. See Footnote No. 4, “Share-Based Compensation,” earlier in this report for additional information.

NEW ACCOUNTING STANDARDS

See Footnote No. 1, “Basis of Presentation” and Footnote No. 2, “New Accounting Standards,” for information related to the adoption of new accounting standards in the 2010 first quarter and Footnote No. 2, “New Accounting Standards” for information related to the future adoption of recently issued accounting standards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Our Credit Facilities

Our Credit Facility, which expires on May 14, 2012, and associated letters of credit, provide for $2.4 billion of aggregate effective borrowings. Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus a fixed spread based on the credit ratings for our public debt. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. For additional information on our Credit Facility, including participating financial institutions, see Exhibit 10, “Amended and Restated Credit Agreement,” to our Current Report on Form 8-K filed with the SEC on May 16, 2007.

The Credit Facility contains certain covenants, including a single financial covenant that limits the Company’s maximum leverage (consisting of Adjusted Total Debt to Consolidated EBITDA, each as defined in the Credit Facility) to not more than 4 to 1. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility and public debt instruments, including the leverage covenant under the Credit Facility, and do not expect the covenants to restrict our ability to meet our anticipated borrowing and guarantee levels or increase those levels should we determine to do so in the future.

We believe the Credit Facility, together with cash we expect to generate from operations, remains adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements.

At March 26, 2010, our available borrowing capacity amounted to $2.017 billion and reflected borrowing capacity of $1.899 billion under our Credit Facility and our cash balance of $118 million. Borrowing capacity under our Credit Facility of $1.899 billion was calculated as $2.404 billion of allowable effective aggregate borrowings under our Credit Facility, less letters of credit outstanding totaling $109 million, and less Credit Facility borrowings outstanding of $396 million. As noted in the previous paragraphs, we anticipate that this available capacity will be adequate to fund our liquidity needs and because we continue to have ample flexibility under the Credit Facility’s covenants, we expect that undrawn bank commitments under the Credit Facility will remain available to us even if business conditions become considerably worse than we currently anticipate.

The three major credit rating agencies maintain a stable outlook on our long-term debt ratings. Any downgrades of our long-term debt ratings by Standard & Poor’s, Moody’s Investor Service, Fitch Ratings, or other similar rating agencies could increase our cost of capital, limit our access to the capital markets, or permit access only on terms that are more restrictive than those of our current outstanding debt.

Cash and cash equivalents totaled $118 million at March 26, 2010, an increase of $3 million from year-end 2009, reflecting activity for the twelve weeks ended March 26, 2010, as follows: operating cash inflows ($160 million); loan advances and other investing activities, net of loan collections and sales ($20 million); and common stock issuances ($17 million). Mostly offsetting these inflows were cash outflows associated with the following: debt repayments ($121 million); decreased borrowings under the Credit Facility ($29 million); capital expenditures ($25 million); and other cash outflows ($19 million).

Due to the adoption of ASU Nos. 2009-16 and 2009-17 in the 2010 first quarter, as discussed in more detail in Footnote No. 1, “Basis of Presentation,” we no longer account for note receivable securitizations as sales, but rather as secured borrowings as defined in these topics, and accordingly we do not expect to recognize gains or losses on future note receivable securitizations. As part of our adoption of these topics, we have classified the following 2010 first quarter activity under the “Financing Activities” caption of our Condensed Consolidated Statement of Cash Flows: (1) payments on the newly recorded debt obligations as repayments of long-term debt ($62 million); (2) note repurchases (previously classified in “Timeshare activity, net” under “Operating Activities” for the 2009 first quarter) as repayments of long-term debt ($17 million); and (3) note sale proceeds on any future note securitizations (previously classified in “Timeshare activity, net” under “Operating Activities” for the 2009 first quarter) as issuance of long-term debt (zero for the 2010 first quarter). Also, we will no longer have any cash flow activity related to residual interests or servicing assets. We will continue to classify any collections on held notes receivable, as well as the notes receivable we reestablished in the 2010 first quarter associated with past securitization transactions, as “Timeshare activity, net” in “Operating Activities.”

In response to significantly lower demand for our timeshare products, we have correspondingly reduced our projected investment in new development. See Footnote No. 20, “Timeshare Strategy-Impairment Charges” in the 2009 Form 10-K for additional information. While our Timeshare segment historically generates positive operating cash flow, year-to-year cash flow varies based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We include timeshare reportable sales we finance in cash from operations when we collect cash payments. The following table shows the net operating activity from our Timeshare segment (which does not include the portion of income from our Timeshare segment). In the first quarters of 2010 and 2009, respectively, new Timeshare segment mortgages were $52 million and $62 million, respectively, net of collections of $91 million (which included collections on securitized notes of $62 million), and $56 million, respectively.

	Twelve Weeks Ended
($ in millions)	March 26, 2010	March 27, 2009
Timeshare segment development less than (in excess of) cost of sales	$28	$(33)
New Timeshare segment mortgages, net of collections	39	(6)
Note repurchases	0	(11)
Financially reportable sales in excess of closed sales	(6)	(9)
Note sale losses	0	1
Note sale proceeds	0	181
Collection on retained interests in notes sold and servicing fees	0	25
Other cash inflows	7	4

Net cash inflows from Timeshare segment activity	$68	$152

See Footnote No. 10, “Long-term Debt,” for additional information on performance triggers in the 2010 first quarter. We expect that two other securitized note pools will reach performance triggers in the 2010 second quarter as a result of increased defaults. We anticipate that in the third quarter of 2010, loan performance will have improved sufficiently to cure all performance triggers in those two pools. We expect that for the 2010 fiscal year we will redirect approximately $7 million of cash flows as a result of reaching the performance triggers.

We estimate that, for the 20-year period from 2010 through 2029, the cost of completing all phases of our existing portfolio of owned timeshare properties will be approximately $2.9 billion. This estimate is based on our current development plans, which remain subject to change.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Form 10-K, other than those resulting from changes in the amount of outstanding debt.

As of the end of the 2010 first quarter, debt had increased by $971 million to $3,269 million compared to $2,298 million at year-end 2009, and reflected consolidation of debt with a balance as of March 26, 2010, of $1,043 million in conjunction with the adoption of ASU Nos. 2009-16 and 2009-17, partially offset by decreased borrowings under our Credit Facility of $29 million and other debt decreases of $43 million. At the end of the 2010 first quarter, future debt payments plus interest totaled

$3,965 million and are due as follows: $252 million in 2010; $278 million in 2011; $1,005 million in 2012; $636 million in 2013; $220 million in 2014; and $1,574 million thereafter.

Share Repurchases

We did not purchase any shares of our Class A Common Stock during the twelve weeks ended March 26, 2010, and do not expect to repurchase shares during the remainder of 2010.

Dividends

Our quarterly cash dividend was $0.04 per share payable on April 9, 2010 to shareholders of record on February 19, 2010.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2009 Form 10-K. Since the date of our 2009 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed since January 1, 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

General economic uncertainty and weak demand in the lodging and timeshare industries could continue to impact our financial results and growth. Weak economic conditions in the United States, Europe and much of the rest of the world and the uncertainty over the duration of that weakness could continue to have a negative impact on the lodging and timeshare industries. As a result of current economic conditions, we continue to experience weak demand for our hotel rooms and timeshare products. Recent improvements in demand trends globally may not continue, and our future financial results and growth could be further harmed or constrained if the recovery was to stall or conditions were to worsen.

Operational Risks

Our lodging operations are subject to international, national, and regional conditions. Because we conduct our business on a national and international platform, our activities are susceptible to changes in the performance of regional and global economies. In recent years, our business has been hurt by decreases in travel resulting from weak economic conditions, the military action in Iraq, and the heightened travel security measures that have resulted from the threat of further terrorism. Our future economic performance could be similarly affected by the economic environment in the United States and other regions, the resulting unknown pace of business travel, and the occurrence of any future incidents in the countries where we operate.

The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business. We currently operate or franchise hotels and resorts in 70 countries, our operations outside the United States represented approximately 10 percent of our revenues in the 2010 first quarter, and we expect that the international share of our total revenues will increase in future years. As a result, we are increasingly exposed to a number of challenges and risks associated with doing business outside the United States, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business: (1) compliance with complex and changing laws, regulations and policies of foreign governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. laws that affect the activities of U.S. companies abroad; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; and (6) rapid changes in government policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.

New branded products that we launch in the future may not be successful. We may in the future launch additional branded products. We cannot assure that our recently launched EDITION and The Autograph Collection brands or new products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers, that we will recover the costs we incurred in developing the brands, or that the brands will be successful. In addition, some of these new brands involve or may involve cooperation and/or consultation with a third party, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties regarding areas of consultation or shared control could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.

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

Development and Financing Risks

While we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and improve hotels and to develop timeshare properties, and we or our hotel owners may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and improvement of existing hotels by our owners depends in large measure on capital markets and liquidity factors, over which we can exert little control. Instability in the financial markets following the 2008 worldwide financial crisis and the contraction of available liquidity and leverage continue to constrain the capital markets for hotel and real estate investments. In addition, owners of existing hotels that we franchise or manage may have difficulty meeting required debt service payments or refinancing loans at maturity. While lenders have shown a willingness to work with borrowers to extend relief in the short to medium term, many current and prospective hotel owners are still finding new hotel financing on commercially viable terms to be challenging. The three major credit rating agencies maintain a stable outlook on our long-term debt ratings. Any downgrades of our long-term debt ratings by Standard & Poor’s, Moody’s Investor Service, Fitch Ratings, or other similar rating agencies, could increase our cost of capital, limit our access to the capital markets, or permit access only on terms that are more restrictive than those of our current outstanding debt.

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

Other Risks Associated with Timeshare and Residential Properties

Disruption in the credit markets could impair our ability to sell the loans that our Timeshare business generates. Our Timeshare business provides financing to purchasers of our timeshare and fractional properties, and we periodically sell interests in those loans in the securities markets. Disruption in the credit markets in the second half of 2008 and much of 2009 impaired the timing and volume of the timeshare loans that we sell, as well as the financial terms of such sales. Although improved market conditions allowed us to successfully complete a sale in the fourth quarter of 2009 on terms that were substantially more favorable than the first quarter 2009 transaction, financial markets nonetheless have not returned to pre-2008 conditions and another deterioration could delay future sales, sharply increase their cost to us, or prevent us from selling our timeshare notes entirely. Delays in note sales or increases in sale costs could cause us to reduce spending in order to maintain our leverage and return targets, and could also result in increased borrowing to provide capital to replace proceeds from such sales.

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

Purchaser defaults on the loans our Timeshare business generates could reduce our Timeshare revenues and profits. We are also subject to the risk of default on the financing we provide to purchasers of our timeshare and fractional properties. Purchaser defaults could force us to foreclose on the loan and reclaim ownership of the financed property, both for loans that we have not securitized and in our role as servicer for the loans we have securitized. If we cannot resell foreclosed properties in a timely manner or at a price sufficient to repay the loans and our costs, we could incur losses, impairment charges on loans we have yet to securitize or our residual interest in loans that we have securitized.

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

Other Risks

Changes in tax and other laws and regulations could reduce our profits or increase our costs. Our businesses are subject to regulation under a wide variety of U.S. federal and state and foreign laws, regulations and policies. In response to the recent economic crisis and the current recession, we anticipate that many of the jurisdictions in which we do business will review tax and other revenue raising laws, regulations and policies, and any resulting changes could impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, U.S. and foreign governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations were to significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, our profits could be reduced, and if such increases were a result of our status as a U.S. company, could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation of the Company.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(i) to our Form 8-K filed November 12, 2008 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Furnished with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the twelve weeks ended March 26, 2010, and March 27, 2009, respectively; (ii) the Condensed Consolidated Balance Sheets at March 26, 2010, and January 1, 2010; and (iii) the Condensed Consolidated Statements of Cash Flows for the twelve weeks ended March 26, 2010, and March 27, 2009, respectively. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC. 23rd day of April, 2010

/s/ William J. Shaw
William J. Shaw
Director and Vice Chairman

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President and Chief Financial Officer