Form 10-Q/A
period 2010-03-26
MARRIOTT INTERNATIONAL INC /MD/
filed 2010-04-28
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Marriott International, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 26, 2010 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on April 23, 2010, for the sole purpose of correcting the Interactive Data File furnished as Exhibit 101. The previously furnished Interactive Data File showed that in our Document and Entity Information, the share count as of April 9, 2010 was 361,332,043 shares of Class A Common Stock and that this share data was “in millions.” However, this data was in actual shares and we have deleted the “in millions” from our Document and Entity Information in our Exhibit 101 to this Form 10-Q/A.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Item 6.    Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company. (1)

3.2	Amended and Restated Bylaws. (1)

12	Statement of Computation of Ratio of Earnings to Fixed Charges. (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a). (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a). (1)

32	Section 1350 Certifications. (1)

101.INS	XBRL Instance Document.	Furnished with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

(1)	Filed with, or incorporated by reference in, our Form 10-Q filed April 23, 2010 (File No. 001-13881).

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

28th day of April, 2010

/s/ William J. Shaw
William J. Shaw Director and Vice Chairman

/s/ Carl T. Berquist
Carl T. Berquist Executive Vice President and Chief Financial Officer

3