Form 10-Q
period 2010-06-18
MARRIOTT INTERNATIONAL INC /MD/
filed 2010-07-16
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 18, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 362,811,812 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 2, 2010.

MARRIOTT INTERNATIONAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
REVENUES
Base management fees	$136	$126	$261	$251
Franchise fees	105	93	196	181
Incentive management fees	46	35	86	78
Owned, leased, corporate housing, and other revenue	255	238	484	458
Timeshare sales and services (including note sale losses of $1 for the twenty-four weeks ended June 19, 2009)	289	283	574	492
Cost reimbursements	1,940	1,787	3,800	3,597

	2,771	2,562	5,401	5,057

OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	224	217	441	424
Timeshare-direct	239	279	474	499
Reimbursed costs	1,940	1,787	3,800	3,597
Restructuring costs	0	33	0	35
General, administrative, and other	142	147	280	363

	2,545	2,463	4,995	4,918

OPERATING INCOME	226	99	406	139
Gains and other income (including gain on debt extinguishment of $21 for the twenty-four weeks ended June 19, 2009)	3	3	4	28
Interest expense	(44)	(28)	(89)	(57)
Interest income	3	9	7	15
Equity in losses	(4)	(4)	(15)	(38)

INCOME BEFORE INCOME TAXES	184	79	313	87
Provision for income taxes	(65)	(44)	(111)	(77)

NET INCOME	119	35	202	10
Add: Net losses attributable to noncontrolling interests, net of tax	0	2	0	4

NET INCOME ATTRIBUTABLE TO MARRIOTT	$119	$37	$202	$14

EARNINGS PER SHARE-Basic
Earnings per share attributable to Marriott shareholders	$0.33	$0.10	$0.56	$0.04

EARNINGS PER SHARE-Diluted
Earnings per share attributable to Marriott shareholders	$0.31	$0.10	$0.54	$0.04

CASH DIVIDENDS DECLARED PER SHARE	$0.0400	$0.0000	$0.0800	$0.0866

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	(Unaudited) June 18, 2010	January 1, 2010
ASSETS
Current assets
Cash and equivalents (including from VIEs of $3 and $6, respectively)	$100	$115
Accounts and notes receivable (including from VIEs of $113 and $3, respectively)	956	838
Inventory (including from VIEs of $194 and $96, respectively)	1,467	1,444
Current deferred taxes, net	242	255
Prepaid expenses	93	68
Other (including from VIEs of $49 and $0, respectively)	93	131

	2,951	2,851

Property and equipment (including from VIEs of $20 and $0, respectively)	1,335	1,362
Intangible assets
Goodwill	875	875
Contract acquisition costs and other	735	731

	1,610	1,606

Equity and cost method investments	245	249
Notes receivable (including from VIEs of $849 and $0, respectively)	1,230	452
Deferred taxes, net	1,074	1,020
Other (including from VIEs of $16 and $0, respectively)	202	393

	$8,647	$7,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt (including from VIEs of $118 and $2, respectively)	$142	$64
Accounts payable	475	562
Accrued payroll and benefits	598	519
Liability for guest loyalty program	457	454
Other (including from VIEs of $8 and $7, respectively)	679	688

	2,351	2,287

Long-term debt (including from VIEs of $872 and $3, respectively)	2,769	2,234
Liability for guest loyalty program	1,219	1,193
Other long-term liabilities	1,084	1,077

Marriott shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,552	3,585
Retained earnings	3,130	3,103
Treasury stock, at cost	(5,458)	(5,564)
Accumulated other comprehensive (loss) income	(5)	13

	1,224	1,142

	$8,647	$7,933

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Twenty-Four Weeks Ended
	June 18, 2010	June 19, 2009
OPERATING ACTIVITIES
Net income	$202	$10
Adjustments to reconcile to cash provided by (used in) operating activities:
Depreciation and amortization	81	81
Income taxes	61	27
Timeshare activity, net	125	80
Liability for guest loyalty program	26	63
Restructuring costs, net	(6)	17
Asset impairments and write-offs	6	60
Working capital changes and other	27	9

Net cash provided by operating activities	522	347

INVESTING ACTIVITIES
Capital expenditures	(64)	(83)
Dispositions	0	1
Loan advances	(10)	(18)
Loan collections and sales	9	7
Equity and cost method investments	(9)	(14)
Contract acquisition costs	(20)	(14)
Other	25	48

Net cash used in investing activities	(69)	(73)

FINANCING ACTIVITIES
Credit facility, net	(329)	(73)
Repayment of long-term debt	(179)	(157)
Issuance of Class A Common Stock	54	8
Dividends paid	(14)	(61)

Net cash used in financing activities	(468)	(283)

DECREASE IN CASH AND EQUIVALENTS	(15)	(9)
CASH AND EQUIVALENTS, beginning of period	115	134

CASH AND EQUIVALENTS, end of period	$100	$125

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

These condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Although we believe our disclosures are adequate to make the information presented not misleading, you should read the condensed consolidated financial statements in this report in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010, (“2009 Form 10-K”). Certain terms not otherwise defined in this quarterly report have the meanings specified in our 2009 Form 10-K.

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

Our 2010 second quarter ended on June 18, 2010; our 2009 fourth quarter ended on January 1, 2010; and our 2009 second quarter ended on June 19, 2009. In our opinion, our condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 18, 2010, and January 1, 2010, the results of our operations for the twelve and twenty-four weeks ended June 18, 2010, and June 19, 2009, and cash flows for the twenty-four weeks ended June 18, 2010, and June 19, 2009. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. We have also reclassified certain prior year amounts to conform to our 2010 presentation.

Adoption of New Accounting Standards Resulting in Consolidation of Special Purpose Entities

On January 2, 2010, the first day of the 2010 fiscal year, we adopted Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” or Accounting Standards Update No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets,” (“ASU No. 2009-16”) and Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” or Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”).

Prior to our adoption of these topics, we used certain special purpose entities to securitize Timeshare segment notes receivables, which we treated as off-balance sheet entities, and we retained the servicing rights and varying subordinated interests in the securitized notes. Pursuant to GAAP in effect prior to fiscal 2010, we did not consolidate these special purpose entities in our financial statements because the securitization transactions qualified as sales of financial assets.

As a result of adopting both topics in the 2010 first quarter, we consolidated 13 existing qualifying special purpose entities associated with past securitization transactions. We recorded a one-time non-cash after-tax reduction to shareholders’ equity of $146 million ($238 million pretax) in the 2010 first quarter, representing the cumulative effect of a change in accounting principle. The one-time non-cash after-tax reduction to shareholders’ equity was approximately $41 million greater than we had estimated for this charge, as disclosed in our 2009 Form 10-K, primarily due to increased notes receivable reserves recorded for the newly consolidated notes receivable. This increase in reserves was due to a change in estimate of uncollectible accounts based on historical experience. We now reserve for 100 percent of notes that are in default in addition to the reserve we record on the remaining notes.

We recorded the cumulative effect of the adoption of these topics to our financial statements in the 2010 first quarter. This consisted primarily of reestablishing notes receivable (net of reserves) that had been transferred to special purpose entities as a result of the securitization transactions, eliminating residual interests that we initially recorded in connection with those transactions (and subsequently revalued on a periodic basis), the impact of recording debt obligations associated with third-party interests held in the special purpose entities, and related adjustments to inventory balances accounted for using the relative sales value method. We adjusted the inventory balance to include anticipated future revenue from the resale of inventory that we expect to acquire when we foreclose on defaulted notes.

Adopting these topics had the following impacts on our Condensed Consolidated Balance Sheet at January 2, 2010: (1) assets increased by $970 million, primarily representing the consolidation of notes receivable (and corresponding reserves) partially offset by the elimination of the Company’s retained interests; (2) liabilities increased by $1,116 million, primarily representing the consolidation of debt obligations associated with third party interests; and (3) shareholders’ equity decreased by approximately $146 million. Adopting these topics also impacted our income statement by increasing interest income (reflected in Timeshare sales and services revenue) from notes sold and increasing interest expense from consolidation of debt obligations, partially offset by the absence of accretion income on residual interests that were eliminated. We do not expect to recognize gains or losses from future securitizations of our timeshare notes following the adoption of these topics.

Please also see the parenthetical disclosures on our Condensed Consolidated Balance Sheets that show the amounts of consolidated assets and liabilities associated with variable interest entities (including Timeshare segment securitization variable interest entities) that we consolidated.

Restricted Cash

We recorded restricted cash, totaling $118 million and $76 million at the end of the 2010 second quarter and year-end 2009, respectively, in our Condensed Consolidated Balance Sheets as $87 million and $54 million, respectively, in the “Other current assets” line and $31 million and $22 million, respectively, in the “Other long-term assets” line. Restricted cash primarily consists of cash held in a reserve account related to Timeshare segment notes receivable securitizations; cash held internationally that we have not repatriated due to accounting, statutory, tax and foreign currency risks; and deposits received, primarily associated with timeshare interval, fractional ownership, and residential sales that are held in escrow until the contract is closed.

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

Derivative Instruments

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the change in fair value of the derivative instrument is reflected in our Condensed Consolidated Financial Statements. A derivative qualifies for hedge accounting if, at inception, we expect the derivative to be highly effective in offsetting the underlying hedged cash flows or fair value and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, fair value hedge, or a net investment in foreign operations hedge based on the exposure we are hedging. The asset or liability value of the derivative will change in tandem with its fair value. We record changes in fair value, for the effective portion of qualifying hedges, in other comprehensive income (“OCI”). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged items’ effect on earnings.

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

Changes in interest rates, foreign exchange rates, and equity securities expose us to market risk. We manage our exposure to these risks by monitoring available financing alternatives, as well as through development and application of credit granting policies. We also use derivative instruments, including cash flow hedges, net investment in foreign operations hedges, fair value hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. See Footnote No. 5, “Fair Value of Financial Instruments,” for additional information.

2.	New Accounting Standards

ASU No. 2009-16 and ASU No. 2009-17

We adopted ASU No. 2009-16 on the first day of our 2010 fiscal year, which amended FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: (1) eliminating the concept of a qualifying special-purpose entity (“QSPE”); (2) clarifying and amending the criteria for a transfer to be accounted for as a sale; (3) amending and clarifying the unit of account eligible for sale accounting; and (4) requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. In addition, this topic requires us as a reporting entity to evaluate entities that had been treated as QSPEs under previous accounting guidance for consolidation under the applicable current guidance. The topic also mandates that we supplement our disclosures about, among other things, our continuing involvement with transfers of financial assets previously accounted for as sales, the inherent risks in our retained financial assets, and the nature and financial effect of restrictions on the assets that we continue to report in our balance sheet.

We also adopted ASU No. 2009-17 on the first day of our 2010 fiscal year, which changed the consolidation guidance applicable to variable interest entities (“VIEs”). This topic also amended the guidance on determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative, rather than the prior quantitative, analysis of the VIE. The new qualitative analysis includes, among other things, consideration of who has the power to direct those activities that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This topic also mandates that the enterprise continually reassess whether it is the primary beneficiary of a VIE, in contrast to the prior standard that required the primary beneficiary only be reassessed when specific events occurred. This topic now also expressly applies to QSPEs, which were previously exempt, and requires additional disclosures about an enterprise’s involvement with a VIE.

See Footnote No. 1, “Basis of Presentation,” for the impact on our financial statements of adopting these topics.

Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”)

We adopted certain provisions of ASU No. 2010-06 in the 2010 first quarter. Those provisions amended Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities, a subset of the captions in our Condensed Consolidated Balance Sheets. Our adoption did not have a material impact on our financial statements or disclosures, as we had no transfers between Level 1 and Level 2 fair value measurements and no material classes of assets and liabilities that required additional disclosure. See “Future Adoption of Accounting Standards” for the provisions of this topic that apply to future periods.

Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”)

We adopted ASU No. 2010-09 in the 2010 first quarter. ASU No. 2010-09 amended Subtopic 855-10, “Subsequent Events – Overall,” by removing the requirement for a United States Securities and Exchange Commission (“SEC”) registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Accordingly, we removed the related disclosure from Footnote No. 1, “Basis of Presentation.” Our adoption did not have a material impact on our financial statements.

Future Adoption of Accounting Standards

Accounting Standards Update No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”)

ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements (complex contracts or related contracts that require the separate delivery of multiple goods and/or services) by expanding the circumstances in which vendors may account for deliverables separately rather than as a combined unit. This update clarifies the guidance on how to separate such deliverables and how to measure and allocate consideration for these arrangements to one or more units of accounting. The existing guidance requires a vendor to use vendor-specific objective evidence or third-party evidence of selling price to separate deliverables in multiple-deliverable arrangements. In addition to retaining this guidance, in situations where vendor-specific objective evidence or third-party evidence is not available, ASU No. 2009-13 will require a vendor to allocate arrangement consideration to each deliverable in multiple-deliverable arrangements based on each deliverable’s relative selling price. This update also expands disclosure requirements for multiple deliverable arrangements, can be applied either prospectively or retrospectively, and is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are assessing the impact that adoption of ASU No. 2009-13 will have on our financial statements.

ASU No. 2010-06 – Provisions Effective in the 2011 First Quarter

Certain provisions of ASU No. 2010-06 are effective for fiscal years beginning after December 15, 2010, which for us will be our 2011 first quarter. Those provisions, which amended

Subtopic 820-10, will require us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, in contrast to the current aggregate presentation as a single line item. Although this may change the appearance of our fair value reconciliations, we do not believe the adoption will have a material impact on our financial statements or disclosures.

3.	Income Taxes

The Internal Revenue Service (“IRS”) has examined our federal income tax returns, and we have settled all issues for tax years through 2004. We filed a refund claim relating to 2000 and 2001. The IRS disallowed the claims, and in July 2009, we protested the disallowance. This issue is pending in the IRS Appeals Division. The 2005, 2006, 2007, and 2008 field examinations have been completed, and the unresolved issues from those years are now also with the IRS Appeals Division. IRS examinations for 2009 and 2010 are ongoing as part of the IRS’s Compliance Assurance Program. Various state, local, and foreign income tax returns are also under examination by taxing authorities.

As noted in Footnote No. 1, “Basis of Presentation,” we recorded a one-time non-cash pre-tax reduction to shareholders’ equity of approximately $238 million in conjunction with our first quarter 2010 adoption of ASU Nos. 2009-16 and 2009-17. Including the related $92 million decrease in deferred tax liabilities, the after-tax reduction to shareholders’ equity totaled $146 million.

For the second quarter of 2010, we increased unrecognized tax benefits by $2 million (from $222 million at the end of the 2010 first quarter). For the first half of 2010, we decreased unrecognized tax benefits by $25 million (from $249 million at year-end 2009), primarily reflecting the settlement of an unfavorable U.S. Court of Federal Claims decision involving a refund claim associated with a 1994 transaction. The settlement resulted in no further outlay of cash tax, and we do not anticipate any further cash tax payments for this issue. The unrecognized tax benefits balance of $224 million at the end of the 2010 second quarter included $112 million of tax positions that, if recognized, would impact our effective tax rate.

As a large taxpayer, we are under continual audit by the IRS and other taxing authorities. We anticipate concluding U.S. federal appeals negotiations for the 2005, 2006, 2007, and 2008 tax years in the next 12 months where the items under consideration include the taxation of our loyalty and gift card programs and the treatment of funds received from foreign subsidiaries. Conclusion of these negotiations could have a material impact on our unrecognized tax benefit balances.

4.	Share-Based Compensation

Under our 2002 Comprehensive Stock and Cash Incentive Plan (the “Comprehensive Plan”), we award: (1) stock options to purchase our Class A Common Stock (“Stock Option Program”); (2) stock appreciation rights (“SARs”) for our Class A Common Stock (“SAR Program”); (3) restricted stock units (“RSUs”) of our Class A Common Stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices equal to the market price of our Class A Common Stock on the date of grant.

We recorded share-based compensation expense related to award grants of $26 million and $22 million for the twelve weeks ended June 18, 2010 and June 19, 2009, respectively, and $50 million for each of the twenty-four weeks ended June 18, 2010 and June 19, 2009. Deferred compensation costs related to unvested awards totaled $173 million and $122 million at June 18, 2010 and January 1, 2010, respectively.

RSUs

We granted 3.7 million RSUs during the first half of 2010 to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the date of grant. RSUs granted in the first half of 2010 had a weighted average grant-date fair value of $27.

SARs

We granted 1.1 million SARs to officers and key employees during the first half of 2010. These SARs expire 10 years after the date of grant and both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. These SARs had a weighted average grant-date fair value of $10, and a weighted average exercise price of $27.

To estimate the fair value of each SAR granted, we use a binomial method, under which the weighted average expected SARs terms are calculated as the product of a lattice-based binomial valuation model that uses suboptimal exercise factors. We use historical data to estimate exercise behaviors for separate groups of retirement eligible and non-retirement eligible employees.

We used the following assumptions to determine the fair value of the Employee SARs granted during the first half of 2010.

Expected volatility	32%
Dividend yield	0.71%
Risk-free rate	3.3%
Expected term (in years)	7

In making these assumptions, we based the risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we converted to a continuously compounded rate, and we based the expected volatility on the weighted average historical volatility, with periods with atypical stock movement given a lower weight to reflect stabilized long-term mean volatility.

Other Information

At the end of the 2010 second quarter, 64 million shares were reserved under the Comprehensive Plan, including 35 million shares under the Stock Option Program and the SAR Program.

5.	Fair Value of Financial Instruments

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. The following table shows the carrying values and the fair values of non-current financial assets and liabilities that qualify as financial instruments, determined in accordance with current guidance for disclosures on the fair value of financial instruments.

	At June 18, 2010		At Year-End 2009
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$46	$43	$41	$43
Loans to timeshare owners – securitized	849	976	0	0
Loans to timeshare owners – non-securitized	288	307	352	368
Senior, mezzanine, and other loans – non-securitized	92	65	100	77
Residual interests and effectively owned notes	0	0	197	197
Restricted cash	31	31	22	22
Marketable securities	18	18	18	18

Total long-term financial assets	$1,324	$1,440	$730	$725

Non-recourse debt associated with securitized notes receivable	$(869)	$(709)	$0	$0
Senior Notes	(1,629)	(1,737)	(1,627)	(1,707)
$2,404 Effective Credit Facility	(96)	(96)	(425)	(425)
Other long-term debt	(149)	(141)	(154)	(154)
Other long-term liabilities	(76)	(70)	(86)	(75)
Long-term derivative liabilities	(2)	(2)	(1)	(1)

Total long-term financial liabilities	$(2,821)	$(2,755)	$(2,293)	$(2,362)

We estimate the fair value of both our securitized long-term loans to timeshare owners and a portion of our non-securitized long-term loans to timeshare owners using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model uses default rates, prepayment rates, coupon rates and loan terms for our sold note portfolio as key drivers of risk and relative value, that when applied in combination with pricing parameters, determines the fair value of the underlying notes receivable. We value certain non-securitized loans to timeshare owners at their carrying value, rather than using our pricing model. We believe that the carrying value of such loans approximates fair value because the stated interest rates of these loans are consistent with current market rates and the reserve for these loans appropriately accounts for risks in default rates, prepayment rates, and loan terms.

We estimate the fair value of our senior, mezzanine, and other loans by discounting cash flows using risk-adjusted rates.

We estimate the fair value of our cost method investments by applying a cap rate to stabilized earnings (a market approach). The carrying value of our restricted cash approximates its fair value.

We estimate the fair value of our non-recourse debt associated with securitized loans to timeshare owners by obtaining indicative bids from investment banks that actively issue and facilitate the secondary market for timeshare securities. As an additional measure, we internally generate cash flow estimates by modeling all bond tranches for our active securitization transactions, with consideration for the collateral specific to each tranche. The key drivers in this analysis include default rates, prepayment rates, bond interest rates and other structural factors, which we use to estimate the projected cash flows. In order to estimate market credit spreads by rating, we reviewed market spreads from timeshare note securitizations and other asset-backed transactions that occurred during the fourth quarter of 2009 and the first half of 2010. We then applied those estimated market spreads to swap rates in order to estimate an underlying discount rate for calculating the fair value of the active bonds. We have concluded that the fair value of the bonds reflects a marginal premium over the book value resulting from relatively low current swap rates and credit spreads.

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

We are required to carry our marketable securities at fair value. The carrying value of our marketable securities at the end of our 2010 second quarter was $18 million, which included debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs. These securities are valued using directly observable Level 1 inputs as described in Footnote No. 1, “Basis of Presentation.”

We are also required to carry our derivative assets and liabilities at fair value. As of the end of our 2010 second quarter, we had derivative instruments in a current asset position of $1 million and $1 million in a current liability position valued using Level 1 inputs, $1 million in a current liability position valued using Level 2 inputs, and $2 million in a long-term liability position valued using Level 3 inputs. We value our Level 3 input derivatives using valuations that we calibrate to the initial trade prices, with subsequent valuations based on unobservable inputs to the valuation model, including interest rates and volatilities.

As discussed in more detail in Footnote No. 1, “Basis for Presentation,” and Footnote No. 15, “Variable Interest Entities,” we periodically sell notes receivable originated by our Timeshare segment. We continue to service the notes after the sale, and we retain servicing assets and other interests in the notes. Historically, we accounted for these residual interests, including the servicing assets, as trading securities under the then-applicable standards for accounting for certain investments in debt and equity securities. At the dates of sale and at the end of each reporting period, we estimated the fair value of our residual interests using a discounted cash flow model using Level 3 inputs. With the adoption of the new accounting topics in the first quarter of 2010, we reestablished notes receivable (net of reserves)

associated with past securitization transactions, recorded the debt obligations associated with third-party interests held in these special purpose entities and correspondingly eliminated our residual interests (including servicing assets) associated with these transactions. The preceding table includes the carrying amounts and estimated fair values for the long-term portion of the securitized notes receivable and the associated debt obligations.

6.	Earnings Per Share

The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share attributable to Marriott shareholders.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions, except per share amounts)	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
Computation of Basic Earnings Per Share Attributable to Marriott Shareholders
Income attributable to Marriott shareholders	119	37	202	14
Weighted average shares outstanding	362.1	356.2	360.7	355.3

Basic earnings per share attributable to Marriott shareholders	$0.33	$0.10	$0.56	$0.04

Computation of Diluted Earnings Per Share Attributable to Marriott Shareholders
Income attributable to Marriott shareholders	$119	$37	$202	$14

Weighted average shares outstanding	362.1	356.2	360.7	355.3
Effect of dilutive securities
Employee stock option and SARs plans	11.5	7.4	10.7	6.3
Deferred stock incentive plans	1.1	1.4	1.2	1.5
Restricted stock units	2.7	1.0	2.9	1.1

Shares for diluted earnings per share attributable to Marriott shareholders	377.4	366.0	375.5	364.2

Diluted earnings per share attributable to Marriott shareholders	$0.31	$0.10	$0.54	$0.04

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings attributable to Marriott shareholders. In accordance with the applicable accounting guidance for calculating earnings per share, we did not include the following stock options and SARs in our calculation of diluted earnings per share attributable to Marriott shareholders because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended June 18, 2010, 2.5 million options and SARs, with exercise prices ranging from $34.11 to $49.03;

(b)	for the twelve-week period ended June 19, 2009, 12.6 million options and SARs, with exercise prices ranging from $21.95 to $49.03;

(c)	for the twenty-four week period ended June 18, 2010, 3.7 million options and SARs, with exercise prices ranging from $31.05 to $49.03; and

(d)	for the twenty-four week period ended June 19, 2009, 12.9 million options and SARs, with exercise prices ranging from $18.94 to $49.03.

In addition, for both the twelve and twenty-four weeks periods ended June 19, 2009, we did not include 1.3 million RSUs in our calculation of diluted earnings per share attributable to Marriott shareholders because to do so would have been antidilutive.

7.	Inventory

Inventory, totaling $1,467 million and $1,444 million as of June 18, 2010, and January 1, 2010, respectively, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,450 million and $1,426 million as of June 18, 2010, and January 1, 2010, respectively. Inventory totaling $17 million and $18 million as of June 18, 2010, and January 1, 2010, respectively, primarily relates to hotel operating supplies for the limited number of properties we own or lease. We primarily value Timeshare segment interval, fractional ownership, and residential products at the lower of cost or fair market value, in accordance with applicable accounting guidance, and we generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

The following table shows the composition of our Timeshare segment inventory balances.

($ in millions)	June 18, 2010	January 1, 2010
Finished goods	$757	$721
Work-in-process	148	198
Land and infrastructure	545	507

	$1,450	$1,426

8.	Property and Equipment

The following table shows the composition of our property and equipment balances.

($ in millions)	June 18, 2010	January 1, 2010
Land	$455	$454
Buildings and leasehold improvements	925	935
Furniture and equipment	984	996
Construction in progress	199	163

	2,563	2,548
Accumulated depreciation	(1,228)	(1,186)

	$1,335	$1,362

9.	Notes Receivable

As discussed in Footnote No. 1, “Basis of Presentation,” on the first day of fiscal year 2010, we consolidated certain entities associated with past timeshare notes receivable securitization transactions. Prior to the 2010 first quarter, we were not required to consolidate the special purpose entities utilized to securitize the notes.

The following table shows the composition of our notes receivable balances (net of reserves).

($ in millions)	June 18, 2010	January 1, 2010
Loans to timeshare owners – securitized	$960	$0
Loans to timeshare owners – non-securitized	346	424
Senior, mezzanine, and other loans – non-securitized	188	196

	1,494	620
Less current portion
Loans to timeshare owners – securitized	(111)	0
Loans to timeshare owners – non-securitized	(58)	(72)
Senior, mezzanine, and other loans – non-securitized	(95)	(96)

	$1,230	$452

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in our Condensed Consolidated Balance Sheets. Total long-term notes receivable as of June 18, 2010, and January 1, 2010, of $1,230 million and $452 million, respectively, consisted of loans to timeshare owners of $1,137 million and $352 million, respectively, loans to equity method investees of

$2 million and $10 million, respectively, and other notes receivable of $91 million and $90 million, respectively.

The following tables show future principal payments, net of reserves and unamortized discounts, as well as interest rates, reserves and unamortized discounts for our securitized and non-securitized notes receivable.

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
2010	$132	$64	$196
2011	45	113	158
2012	57	116	173
2013	41	120	161
2014	34	120	154
Thereafter	225	427	652

Balance at June 18, 2010	$534	$960	$1,494

Weighted average interest rate at June 18, 2010	10.1%	13.0%	12.0%

Range of stated interest rates at June 18, 2010	0 to 19.5%	5.2 to 19.5%	0 to 19.5%

Notes Receivable Reserves

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Balance at year-end 2009	$210	$0	$210

Balance at June 18, 2010	$235	$103	$338

Notes Receivable Unamortized Discounts

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Balance at year-end 2009	$16	$0	$16

Balance at June 18, 2010	$13	$0	$13

Senior, Mezzanine, and Other Loans

We reflect interest income associated with “Senior, mezzanine, and other loans” in the “Interest income” caption in our Condensed Consolidated Statements of Income. We generally do not accrue interest on “Senior, mezzanine, and other loans” that are impaired. At the end of the 2010 second quarter, our recorded investment in impaired “Senior, mezzanine, and other loans” was $94 million. We had an $86 million notes receivable reserve representing an allowance for credit losses, leaving $8 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2009, our recorded investment in impaired “Senior, mezzanine, and other loans” was $191 million, and we had a $183 million notes receivable reserve representing an allowance for credit losses, leaving $8 million of our investment in impaired loans, for which we had no related allowance for credit losses.

The following table summarizes the activity related to our “Senior, mezzanine, and other loans” notes receivable reserve for the first half of 2010:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2009	$183
Additions	0
Write-offs	(105)
Transfers and other	8

Balance at June 18, 2010	$86

Loans to Timeshare Owners

We reflect interest income associated with “Loans to timeshare owners” of $43 million and $10 million for the 2010 and 2009 second quarters, respectively, and $88 million and $23 million for the twenty-four weeks ended June 18, 2010 and June 19, 2009, respectively, in our Condensed Consolidated Statements of Income in the “Timeshare sales and services” revenue caption. Of the $43 million of interest income we recognized in the 2010 second quarter, $33 million was associated with securitized loans and $10 million was associated with non-securitized loans, compared with the $10 million recognized in the 2009 second quarter which related solely to non-securitized loans. Of the $88 million of interest income we recognized in the 2010 first half, $69 million was associated with securitized loans and $19 million was associated with non-securitized loans, compared with the $23 million recognized in the 2009 first half which related solely to non-securitized loans.

The following table summarizes the activity related to our “Loans to timeshare owners” notes receivable reserve for the first half of 2010:

($ in millions)	Non-Securitized Notes Receivable Reserve	Securitized Notes Receivable Reserve	Total
Balance at year-end 2009	$27	$0	$27
Additions for current year sales	16	0	16
Write-offs	(34)	0	(34)
One-time impact of ASU Nos. 2009-16 and 2009-17 (1)	84	135	219
Repurchase activity (2)	29	(29)	0
Other (3)	27	(3)	24

Balance at June 18, 2010	$149	$103	$252

(1)

The non-securitized notes receivable reserve relates to the implementation of ASU Nos. 2009-16 and 2009-17, which required us to establish reserves for certain previously securitized and subsequently repurchased notes held at January 2, 2010.

(2)	Decrease in securitized reserve and increase in non-securitized reserve was attributable to the transfer of the reserve when we repurchased the notes.

(3)	Consists of static pool and default rate assumption changes.

We record an estimate of expected uncollectibility on notes receivable from timeshare purchasers as a reduction of revenue at the time we recognize profit on a timeshare sale. We have fully reserved all defaulted notes in addition to recording a reserve on the estimated uncollectible portion of the remaining notes. For those notes not in default, we assess collectibility based on pools of receivables, because we hold large numbers of homogenous timeshare notes receivable. We estimate uncollectibles based on historical activity for similar timeshare notes receivable. As of June 18, 2010, we estimated average remaining default rates of 10.2 percent for both outstanding non-securitized and securitized timeshare notes receivable, respectively.

We do not record accrued interest on “Loans to timeshare owners” that are over 90 days past due, and the following table shows our recorded investment in such loans.

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Investment in loans on nonaccrual status at June 18, 2010	$116	$22	$138

Investment in loans on nonaccrual status at January 1, 2010	$113	$0	$113

10.	Long-term Debt

As discussed in Footnote No. 1, “Basis of Presentation,” on the first day of fiscal year 2010, we consolidated certain previously unconsolidated entities associated with past timeshare notes receivable securitization transactions, resulting in consolidation of the related debt obligations. We securitized the notes receivable through bankruptcy-remote entities, and the entities’ creditors have no recourse to us.

The following table provides detail on our long-term debt balances:

($ in millions)	June 18, 2010	January 1, 2010
Non-recourse debt associated with securitized notes receivable, interest rates ranging from 0.27% to 7.20% (weighted average interest rate of 5.21%)	$987	$0
Less current portion	(118)	0

	869	0

Senior Notes:
Series F, interest rate of 4.625%, face amount of $348, maturing June 15, 2012 (effective interest rate of 5.02%) (1)	347	347
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.53%) (1)	303	302
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.30%) (1)	289	289
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.45%) (1)	291	291
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013 (effective interest rate of 5.71%) (1)	398	398
$2,404 Effective Credit Facility, average interest rate of 0.869%	96	425
Other	200	246

	1,924	2,298
Less current portion	(24)	(64)

	1,900	2,234

	$2,769	$2,234

(1)	Face amount and effective interest rate are as of June 18, 2010.

The non-recourse debt associated with securitized notes receivable was, and to the extent currently outstanding is, secured by the related notes receivable. All of our other long-term debt was, and to the extent currently outstanding is, recourse to us but unsecured.

We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $2.404 billion of aggregate effective borrowings to support general corporate needs, including working capital, capital expenditures, and letters of credit. The Credit Facility expires on May 14, 2012. Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus a fixed spread. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While borrowings under our Credit Facility generally have short-term maturities, we classify outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis.

Each of our 13 securitized notes receivable pools contains various triggers relating to the performance of the underlying notes receivable. If a pool of securitized notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds by deal) there are provisions under which the monthly excess spread we typically receive from that pool (related to the interests we retained) is effectively redirected to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. During the first quarter of 2010, one pool that reached a performance trigger at year-end 2009 returned to compliance while three others reached performance triggers. At the end of the first quarter of 2010, only one of these three pools was still out of compliance with applicable triggers. This pool continued to be under trigger through the end of the second quarter of 2010. No other pools reached performance triggers during the second quarter. As a result, a total of $2 million in cash of excess spread was used to pay down debt during the first half of 2010.

The following tables show future principal payments, net of unamortized discounts, and unamortized discounts for our securitized and non-securitized debt.

Debt Principal Payments (net of unamortized discounts)

($ in millions)	Non-Recourse Debt	Other Debt	Total
2010	$78	$17	$95
2011	124	12	136
2012	127	455	582
2013	131	411	542
2014	131	12	143
Thereafter	396	1,017	1,413

Balance at June 18, 2010	$987	$1,924	$2,911

As the contractual terms of the underlying securitized notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier due to prepayments by the notes receivable obligors.

Unamortized Debt Discounts

($ in millions)	Non-Recourse Debt	Other Debt	Total
Balance at January 1, 2010	$0	$20	$20

Balance at June 18, 2010	$0	$18	$18

We paid cash for interest, net of amounts capitalized, of $74 million in the first half of 2010 and $48 million in the first half of 2009.

11.	Comprehensive Income and Capital Structure

The following tables detail comprehensive income attributable to Marriott, comprehensive income attributable to noncontrolling interests, and consolidated comprehensive income.

	Attributable to Marriott		Attributable to Noncontrolling Interests		Consolidated
($ in millions)	Twelve Weeks Ended		Twelve Weeks Ended		Twelve Weeks Ended
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
Net income (loss)	$119	$37	$0	$(2)	$119	$35
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6)	23	0	0	(6)	23
Other derivative instrument adjustments	1	(5)	0	0	1	(5)
Unrealized gains on available-for-sale securities	0	5	0	0	0	5

Total other comprehensive (loss) income, net of tax	(5)	23	0	0	(5)	23

Comprehensive income (loss)	$114	$60	$0	$(2)	$114	$58

	Attributable to Marriott		Attributable to Noncontrolling Interests		Consolidated
($ in millions)	Twenty-Four Weeks Ended		Twenty-Four Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
Net income (loss)	$202	$14	$0	$(4)	$202	$10
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19)	12	0	0	(19)	12
Other derivative instrument adjustments	1	(4)	0	0	1	(4)
Unrealized gains on available-for-sale securities	0	3	0	0	0	3

Total other comprehensive (loss) income, net of tax	(18)	11	0	0	(18)	11

Comprehensive income (loss)	$184	$25	$0	$(4)	$184	$21

The following table details changes in shareholders’ equity attributable to Marriott shareholders. Equity attributable to the noncontrolling interests was zero as of both June 18, 2010 and January 1, 2010. The table also includes the cumulative effect of a change in accounting principle of $146 million recorded directly to retained earnings on the first day of the 2010 fiscal year as a result of our adopting ASU Nos. 2009-16 and 2009-17. See Footnote No. 1, “Basis of Presentation,” for additional information on our adoption of those updates.

($ in millions, except per share amounts)			Equity Attributable to Marriott Shareholders
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
358.2	Balance at year-end 2009	$1,142	$5	$3,585	$3,103	$(5,564)	$13
0	Impact of adoption of ASU 2009-16 and ASU 2009-17	(146)	0	0	(146)	0	0

358.2	Opening balance fiscal year 2010	$996	$5	$3,585	$2,957	$(5,564)	$13
0	Net income	202	0	0	202	0	0
0	Other comprehensive loss	(18)	0	0	0	0	(18)
0	Cash dividends ($0.0800 per share)	(29)	0	0	(29)	0	0
4.5	Employee stock plan issuance	73	0	(33)	0	106	0

362.7	Balance at June 18, 2010	$1,224	$5	$3,552	$3,130	$(5,458)	$(5)

12.	Contingencies

Guarantees

We issue guarantees to certain lenders and hotel owners, primarily to obtain long-term management contracts. The guarantees generally have a stated maximum amount of funding and a term of three to 10 years. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are inadequate to cover annual debt service or to repay the loan at the end of the term. The terms of the guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. Guarantee fundings to lenders and hotel owners are generally recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. We also enter into project completion guarantees with certain lenders in conjunction with hotels and Timeshare segment properties that we or our joint venture partners are building.

The following table shows the maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings.

($ in millions)
Guarantee Type	Maximum Potential Amount of Future Fundings at June 18, 2010	Liability for Expected Future Fundings at June 18, 2010
Debt service	$37	$3
Operating profit	118	20
Other	56	2

Total guarantees where we are the primary obligor	$211	$25

We included our liability for expected future fundings at June 18, 2010, in our Condensed Consolidated Balance Sheets in the following line items: $3 million in the “Other current liabilities” and $22 million in the “Other long-term liabilities.”

Our guarantees of $211 million listed in the preceding table include $31 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties, $3 million of debt service guarantees that will not be in effect until the underlying debt has been funded, and $7 million of other guarantees.

The guarantees of $211 million in the preceding table do not include $153 million of guarantees related to Senior Living Services lease obligations of $102 million (expiring in 2013) and lifecare bonds of

$51 million (estimated to expire in 2016), for which we are secondarily liable. The primary obligors on these liabilities are Sunrise Senior Living, Inc. (“Sunrise”) on both the leases and $7 million of the lifecare bonds; CNL Retirement Properties, Inc. (“CNL”), which subsequently merged with Health Care Property Investors, Inc., on $42 million of the lifecare bonds; and Five Star Senior Living on the remaining $2 million of lifecare bonds. Prior to our sale of the Senior Living Services business in 2003, these preexisting guarantees were guarantees by us of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called upon to make in connection with these lease obligations and lifecare bonds. While we currently do not expect to fund under the guarantees, Sunrise’s SEC filings suggest that Sunrise’s continued ability to meet these guarantee obligations cannot be assured given Sunrise’s financial position and reduced access to liquidity.

The table also does not include lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $51 million. Most of these obligations expire at the end of 2020. CTF Holdings Ltd. (“CTF”) had originally made available €35 million in cash collateral in the event that we are required to fund under such guarantees (approximately €6 million ($7 million) of which remained at June 18, 2010). Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts and we do not expect to fund any amounts under these guarantees in the future.

In addition to the guarantees noted in the preceding table, we provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $592 million. We are liable on a several basis with our partners in an amount equal to our 34 percent pro rata ownership in the joint venture. The carrying value of our liability associated with this guarantee was $28 million at June 18, 2010, as further discussed in Footnote No. 15, “Variable Interest Entities.” The preceding table also does not include a project completion guarantee that we provided to another lender for a project with an estimated aggregate total cost of CAD $483 million (USD $461 million). The associated joint venture will satisfy payments for cost overruns for this project through contributions from the partners or from borrowings, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 20 percent. We do not expect to fund under the guarantee. The carrying value of our liability associated with this project completion guarantee was $3 million at June 18, 2010.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted in the preceding paragraphs, as of June 18, 2010, we had the following commitments outstanding:

•

$4 million of loan commitments that we have extended to owners of lodging properties. We expect to fund approximately $1 million of these commitments within three years, and do not expect to fund the remaining $3 million of commitments, $1 million of which will expire within three years, $1 million of which will expire within five years, and $1 million of which will expire after five years.

•

Commitments to invest up to $44 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $24 million of these commitments in one to two years, $10 million within three years and $10 million after three years. If not funded, $24 million of these investment commitments will expire in one to two years and $20 million will expire in more than three years.

•	A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property that we expect to fund within three years.

•

A commitment, subject to certain conditions, to invest up to $43 million (€35 million) into a new fund to purchase or develop managed Marriott brand hotels in Western Europe that will be managed exclusively by us. In accordance with the agreement, this commitment expired on June 30, 2010.

•	A commitment to invest up to $25 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

•	Other investment commitments, generally with no expiration date, totaling $9 million of which we only expect to fund $1 million. That funding is expected to occur within one year.

•

Two commitments for an aggregate of $130 million to purchase timeshare and fractional units upon completion of construction for use in our Asia Pacific Points Club and The Ritz-Carlton Destination Club programs. We have already made deposits of $22 million in conjunction with these commitments. With regard to the payment of the remaining $108 million, the payment of $100 million is conditioned on satisfaction of certain conditions, and we have certain claims and contingencies that may have the effect of delaying and/or reducing the amount of such payment, which could otherwise become due in the third or fourth quarter of this year.

•	$4 million (€3 million) of other purchase commitments that will be funded over the next 5 years, as follows: $1 million in each of 2011, 2012, 2013 and 2014.

At June 18, 2010, we had $98 million of letters of credit outstanding, the majority of which related to our self-insurance programs. Surety bonds issued as of June 18, 2010, totaled $284 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

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

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. With the exception of our Timeshare segment, we do not allocate interest income or interest expense to our segments. Prior to the 2010 first quarter, we included note sale gains/(losses) in our Timeshare segment results. Due to our adoption of ASU Nos. 2009-16 and 2009-17, as discussed in Footnote No. 1, “Basis of Presentation,” we no longer account for note receivable securitizations as sales but rather as secured borrowings as defined in these topics, and therefore, we do not expect to recognize gains or losses on future note receivable securitizations. We include interest income and interest expense associated with our Timeshare segment notes in our Timeshare segment results because financing sales and securitization transactions are an integral part of that segment’s business. In addition, we allocate other gains and losses, equity in earnings or losses from our joint ventures, divisional general, administrative, and other expenses, and income or losses attributable to noncontrolling interests to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

We aggregate the brands presented within our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment and our organizational and management reporting structure.

Revenues

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
North American Full-Service Segment	$1,231	$1,142	$2,394	$2,308
North American Limited-Service Segment	507	471	968	912
International Segment	287	250	554	497
Luxury Segment	364	324	730	675
Timeshare Segment	363	355	721	632

Total segment revenues	2,752	2,542	5,367	5,024
Other unallocated corporate	19	20	34	33

	$2,771	$2,562	$5,401	$5,057

Net Income Attributable to Marriott

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
North American Full-Service Segment	$85	$71	$156	$140
North American Limited-Service Segment	82	72	141	105
International Segment	42	27	75	64
Luxury Segment	21	15	42	(7)
Timeshare Segment	30	(35)	55	(52)

Total segment financial results	260	150	469	250
Other unallocated corporate	(49)	(48)	(102)	(114)
Interest expense and interest income (1)	(27)	(19)	(54)	(42)
Income taxes (2)	(65)	(46)	(111)	(80)

	$119	$37	$202	$14

(1)

Of the $44 million and $89 million of interest expense shown on the Condensed Consolidated Statements of Income for the twelve and twenty-four weeks ended June 18, 2010, respectively, we allocated $14 million and $28 million, respectively, to our Timeshare Segment.

(2)

The $46 million and $80 million of income taxes for the twelve and twenty-four weeks ended June 19, 2009, included respectively, our provision for income taxes of $44 million and $77 million and taxes attributable to noncontrolling interests of $2 million and $3 million for the applicable periods.

Net Losses Attributable to Noncontrolling Interests

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
Timeshare Segment net losses attributable to noncontrolling interests	$0	$4	$0	$7
Provision for income taxes	0	(2)	0	(3)

	$0	$2	$0	$4

Equity in Losses of Equity Method Investees

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
North American Full-Service Segment	$1	$0	$1	$0
North American Limited-Service Segment	(1)	(1)	(6)	(4)
International Segment	(2)	(1)	(2)	(1)
Luxury Segment	1	(1)	0	(31)
Timeshare Segment	(3)	(1)	(8)	(2)

	$(4)	$(4)	$(15)	$(38)

Assets

	At Period End
($ in millions)	June 18, 2010	January 1, 2010
North American Full-Service Segment	$1,188	$1,175
North American Limited-Service Segment	476	468
International Segment	839	849
Luxury Segment	661	653
Timeshare Segment	3,375	2,653

Total segment assets	6,539	5,798
Other unallocated corporate	2,108	2,135

	$8,647	$7,933

We estimate that, for the 20-year period from 2010 through 2029, the cash flow associated with completing all phases of our existing portfolio of owned timeshare properties will be approximately $2.7 billion. This estimate is based on our current development plans, which remain subject to change.

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

The various initiatives resulted in aggregate restructuring costs of $55 million that we recorded in the fourth quarter of 2008. We also recorded $137 million of other charges in the 2008 fourth quarter. For information regarding the fourth quarter 2008 charges, see Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K. As part of the restructuring actions we began in the fourth quarter of 2008, we initiated further cost savings measures in 2009 associated with our Timeshare segment, hotel development, and above-property level management that resulted in additional restructuring costs of $51 million in 2009, which included $2 million and $33 million of restructuring costs in the 2009 first quarter and 2009 second quarter, respectively. We completed this restructuring in 2009 and do not expect to incur additional expenses in connection with these initiatives. We also recorded $162 million of other charges in 2009, which included $24 million and $127 million of other charges in the 2009 second quarter and 2009 first quarter, respectively. For information regarding the 2009 charges, see Footnote No. 21, “Restructuring Costs and Other Charges,” in our 2009 Form 10-K.

Summary of Restructuring Costs and Liability

The following table provides additional information regarding our restructuring, including the balance of the liability at the end of the second quarter of 2010 and total costs incurred through the end of the restructuring in 2009.

($ in millions)	Restructuring Costs Liability at January 1, 2010	Cash Payments in the First Half of 2010	Restructuring Costs Liability at June 18, 2010	Total Cumulative Restructuring Costs through 2009 (1)
Severance-Timeshare	$4	$2	$2	$29
Facilities exit costs-Timeshare	18	2	16	34
Development cancellations-Timeshare	0	0	0	10

Total restructuring costs-Timeshare	22	4	18	73

Severance-hotel development	1	1	0	4
Development cancellations-hotel development	0	0	0	22

Total restructuring costs-hotel development	1	1	0	26

Severance-above property-level management	2	1	1	7

Total restructuring costs-above property-level management	2	1	1	7

Total restructuring costs	$25	$6	$19	$106

(1)	Includes charges recorded in the 2008 fourth quarter through year-end 2009. Subsequent to fiscal year-end 2009, we did not incur and do not expect to incur additional restructuring expenses.

15.	Variable Interest Entities

In accordance with the applicable accounting guidance for the consolidation of variable interest entities, we analyze our variable interests, including loans, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. We also use our qualitative analyses to determine if we must consolidate a variable interest entity as its primary beneficiary.

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

Under GAAP as it existed prior to fiscal year 2010, these entities met the definition of QSPEs, and we were not required to evaluate them for consolidation. We evaluated these entities for consolidation in the 2010 first quarter when we implemented the new accounting topics related to transfers of financial assets in the 2010 first quarter. We created these entities to serve as a mechanism for holding assets and related liabilities, and the entities have no equity investment at risk, making them variable interest entities. We continue to service the notes and transfer all proceeds collected to these special purpose entities and retain rights to receive benefits that are potentially significant to the entities. Accordingly, we concluded under the new accounting topics that we are the entities’ primary beneficiary and, therefore, consolidate them. Please see Footnote No. 1, “Basis of Presentation,” for additional information, including the impact of initial consolidation of these entities.

At June 18, 2010, consolidated assets included in our Condensed Consolidated Balance Sheet that are collateral for the variable interest entities’ obligations had a carrying amount of $1,025 million, comprised of $111 million and $849 million, respectively, of current and long-term notes receivable (net of reserves) and $49 million and $16 million, respectively, of current and long-term restricted cash. Further, at June 18, 2010, consolidated liabilities included in our Condensed Consolidated Balance Sheet for these variable interest entities had a carrying amount of $994 million, comprised of $7 million of interest payable, $118 million of current portion of long-term debt, and $869 million of long-term debt. The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

Under the terms of our timeshare note sales, we have the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limit such repurchases to 10 to 15 percent of the transaction’s initial mortgage balance. Voluntary repurchases by us of defaulted notes during the first halves of 2010 and 2009 were $29 million and $35 million, respectively.

We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets fractional ownership and residential interests, and we consolidate the entity because we are the primary beneficiary. We concluded that the entity is a variable interest entity because the voting rights are not proportionate to the economic interests. As a result of consolidating the variable interest entity, the equity investment and the loan receivable were eliminated.

At June 18, 2010, the consolidated assets included in our Condensed Consolidated Balance Sheet that are collateral for the variable interest entity’s obligations had a carrying amount of $30 million, consisting of $27 million of real estate held for development, property, equipment, and other assets and $3 million of cash. Further, at June 18, 2010, the consolidated liabilities included in our Condensed Consolidated Balance Sheet for this variable interest entity had a carrying amount of $4 million and a noncontrolling interest of zero. The creditors of this entity do not have general recourse to us. We have contracted to purchase the noncontrolling interest in the entity for less than $1 million, and we expect the acquisition will be completed in the 2010 third quarter. Our involvement with the entity did not have a material effect on financial performance or cash flows during the first half of 2010.

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

We contributed all of the Clubs’ assets to them, in exchange for all of the entities’ beneficial interests. We determined that we are the primary beneficiary of two of the Clubs as we have the power to direct the activities that most significantly impact the economic performance of the entities through our rights to market and sell the assets of the entities and our rights to the proceeds from such sale. At the end of the 2010 second quarter, the assets included in our Condensed Consolidated Balance Sheet associated with the consolidated Clubs had a carrying amount of $171 million, comprised entirely of inventory. The liabilities included in our Condensed Consolidated Balance Sheet had a carrying amount of less than $1 million, and there were no noncontrolling interests. Our involvement with these Clubs did not have a material effect on our financial position, financial performance or cash flows during the first half of 2010. The creditors of these entities do not have general recourse to us.

We determined that we were not the primary beneficiary of one previously consolidated Club beginning in the 2010 first quarter. By virtue of transfer of variable interests to third parties, the power to direct the activities that most significantly impact economic performance of the entity is now shared amongst the variable interest holders. Our maximum exposure to loss is $29 million, which consists of the carrying value of our interest in this entity, which we classify as inventory, and the carrying costs during the holding period.

We have a call option on the equity of a variable interest entity that holds property and land acquired for timeshare development that we currently operate as a hotel, which gives us ultimate power to direct the activities that most significantly impact the entity’s economic performance, and therefore, we consolidate this entity. The entity is a variable interest entity because the equity investment at risk is not sufficient to permit it to finance its activities without additional support from other parties. At June 18, 2010, the entity’s assets included in our Condensed Consolidated Balance Sheet had a carrying amount of $19 million, entirely comprised of property and land. The liabilities included in our Condensed Consolidated Balance Sheet for this variable interest entity had a carrying amount of less than $1 million and a noncontrolling interest of zero. Our involvement with the entity did not have a material affect on our financial performance or cash flows during the first half of 2010. The creditors of this entity do not have general recourse to us.

We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets fractional ownership and residential interests. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. We have determined that we are not the primary beneficiary as power to direct the activities that most significantly impact economic performance of the entity is shared amongst the variable interest holders, and therefore do not consolidate the entity. In the 2009 third quarter, we fully impaired our equity investment and certain loans receivable due from the entity. We may fund up to an additional $28 million and do not expect to recover this amount, which we have accrued and included in current liabilities. See Footnote No. 20, “Timeshare Strategy-Impairment Charges,” in our 2009 Form 10-K for additional information. Our remaining maximum exposure to loss is $2 million, which is the outstanding balance of our loan receivable.

In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2007, under the caption “2005 Acquisitions,” we manage certain hotels on behalf of tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At the end of the 2010 second quarter, we managed 11 hotels on behalf of three tenant entities. The entities have minimal equity and minimal assets comprised of hotel working capital and furniture, fixtures, and equipment. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from their guarantees fully in connection with eight of these properties and partially in connection with the other three properties. At June 18, 2010, the trust account held approximately $5 million. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not bear the majority of the expected losses. We are secondarily liable (after exhaustion of funds from the trust account) for rent payments for eight of the 11 hotels if there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these hotels totaled approximately $53 million at June 18, 2010. In addition, we are secondarily liable for rent payments of up to an aggregate cap of $16 million for the three other hotels if there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

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

BUSINESS AND OVERVIEW

Lodging

Business conditions for our lodging business improved in the first half of 2010. While the recent recession significantly impacted lodging demand and hotel pricing, occupancies began to improve in the fourth quarter of 2009 and room rates began to both stabilize and improve in some markets in the second quarter 2010. Worldwide average daily rates were essentially flat for company-operated hotels on a constant dollar basis in the 2010 second quarter reflecting the impact of a modest increase in North American rates mostly offset by a modest decline in rates outside North America.

While worldwide revenue per available room (“RevPAR”) in the first half of 2010 remains well below 2008 levels, compared to 2009 levels, we saw strength in properties in Asia and in our luxury properties around the world. North America experienced better demand from corporate transient and association group customers in the first half of 2010 as compared to 2009. During the 2010 first quarter, group meeting cancellations returned to average levels, and expected revenue from future group meetings continued to improve throughout 2010. We also saw greater numbers of corporate group customers in the second quarter of 2010. Nevertheless, our booking windows for both group business and transient business remain very short.

We monitor market conditions continuously and carefully price our rooms daily to meet individual hotel demand levels. We modify the mix of our business to maximize revenue as demand changes. Demand for higher rated rooms improved in the first half of 2010, which allowed us to reduce discounting and special offers for transient business. This mix improvement benefited average daily rates at many hotels. However, room rates associated with special negotiated corporate business, which represented 14 percent of our full service hotel room nights for 2010 through the end of the second quarter, are typically negotiated beginning in late summer for the upcoming year, which limits our ability to raise these rates quickly. With stronger demand emerging as we begin negotiations for 2011, we believe 2011 special negotiated corporate rates will be meaningfully higher. Group business pricing is even less flexible in the near term, as some group business may be booked several years in advance of guest arrival. However, as a result of the recent recession, shorter group booking windows have become more common for 2010 than they were in prior years. And with strengthening demand, group business booked in 2010 is more likely to show stronger price improvement than business booked in 2009.

Properties in our system are maintaining very tight cost controls, as we continue to focus on minimizing costs and enhancing property-level house profit margins. Where market conditions dictate as still appropriate, we have maintained many of our 2009 property-level cost saving initiatives such as adjusting menus and restaurant hours, modifying room amenities, cross-training personnel, utilizing personnel at multiple properties where feasible, and not filling some vacant positions. We also reduced above-property costs, which are allocated to hotels, by scaling back systems, processing, and support areas. In addition, we have not filled certain above-property vacant positions, and have encouraged, or, where legally permitted, required employees to use their vacation time accrued during the 2010 fiscal year.

Our lodging business model involves managing and franchising hotels, rather than owning them. At June 18, 2010, we operated 45 percent of the hotel rooms in our system under management agreements, our franchisees operated 53 percent under franchise agreements, and we owned or leased 2 percent. Our emphasis on long-term management contracts and franchising tends to provide more stable earnings in periods of economic softness, while the addition of new hotels to our system generates growth. This strategy has allowed substantial growth while reducing financial leverage and risk in a cyclical industry. In addition, we increase our financial flexibility by reducing our capital investments and adopting a strategy of recycling the investments that we make.

We currently have approximately 95,000 rooms in our lodging development pipeline. During the first half of 2010, we opened 14,929 rooms (gross). Approximately 27 percent of the new rooms were located outside the United States and 12 percent of the room additions were conversions from competitor brands. Of the rooms that converted, 71 percent converted to our Autograph Collection brand. For the full 2010 fiscal year, we expect to open over 30,000 rooms (gross), not including residential or timeshare units.

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

For our North American comparable properties, systemwide RevPAR (which includes data from our franchised, managed, owned, and leased properties) increased by 2.3 percent in the first half of 2010, compared to the year-ago period, reflecting improved occupancy levels in most markets partially offset by lower average daily rates (on a constant dollar basis). For our properties outside North America, systemwide RevPAR for the first half of 2010 increased 6.5 percent versus the year-ago period, reflecting improved occupancy levels partially offset by lower average daily rates (on a constant dollar basis).

Timeshare

Contract sales of our timeshare products declined in the first half of 2010, compared to the 2009 first half, largely due to tough second quarter comparisons driven by sales promotions in the second quarter of 2009. In the first half of 2010, we have continued the purchase incentives and targeted marketing efforts we instituted throughout 2009, although at lower levels, so pricing improved year-over-year late in the second quarter. Rental revenues increased in the first half with stronger leisure demand for our Marriott Vacation Club product. Demand for fractional and residential units remains weak. Sales and marketing costs as a percentage of contract sales continue to improve. As with Lodging, our Timeshare properties continue to maintain very tight cost controls, and we have not filled certain vacant positions, and have encouraged, or, where legally permitted, required employees to use their vacation time accrued during the 2010 fiscal year.

Since the sale of timeshare and fractional intervals and condominiums follows the percentage-of-completion accounting method, current demand frequently is not reflected in our Timeshare segment results until later accounting periods. Intentional and unintentional construction delays could also reduce nearer-term Timeshare segment results as percentage-of-completion revenue recognition may correspondingly be delayed as well.

On January 2, 2010, the first day of the 2010 fiscal year, we adopted Accounting Standards Update No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU No. 2009-16”) and Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”). As a result of adopting both topics in the 2010 first quarter, we consolidated 13 existing qualifying special purpose entities associated with past securitization transactions, and we recorded a one-time non-cash after-tax reduction to shareholders’ equity of $146 million ($238 million pretax) in the 2010 first quarter, representing the cumulative effect of a change in accounting principle.

See Footnote No. 1, “Basis of Presentation,” for more detailed information regarding our adoption of these new accounting topics, including the impact to our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Income.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks and twenty-four weeks ended June 18, 2010, compared to the twelve weeks and twenty-four weeks ended June 19, 2009. Including residential products, we opened 234 properties (35,935 rooms) while 31 properties (5,595 rooms) exited the system since the second quarter of 2009.

Revenues

Twelve Weeks. Revenues increased by $209 million (8 percent) to $2,771 million in the second quarter of 2010 from $2,562 million in the second quarter of 2009, as a result of higher: cost reimbursements revenue ($153 million); base management and franchise fees ($22 million); owned, leased, corporate housing, and other revenue ($17 million); incentive management fees ($11 million (comprised of a $4 million increase for North America and a $7 million increase outside of North America)); and Timeshare sales and service revenue ($6 million).

The increase in owned, leased, corporate housing, and other revenue, to $255 million in the 2010 second quarter, from $238 million in the 2009 second quarter, largely reflected $11 million of higher revenue for owned and leased properties and $8 million of higher hotel agreement termination fees associated with five properties that exited our system. The increase in owned and leased revenue primarily reflected increased RevPAR and occupancy levels. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate totaled $19 million for each of the 2010 and 2009 second quarters.

The increase in incentive management fees, to $46 million in the 2010 second quarter from $35 million in the 2009 second quarter, primarily reflected higher property-level revenue and continued tight property-level cost controls favorably impacting margins in the second quarter of 2010 compared to the second quarter of 2009. The increases in base management fees, to $136 million in the 2010 second quarter from $126 million in the 2009 second quarter, and in franchise fees, to $105 million in the 2010 second quarter from $93 million in the 2009 second quarter, primarily reflected increased RevPAR and the impact of unit growth across the system.

The increase in Timeshare sales and services revenue to $289 million in the 2010 second quarter, from $283 million in the 2009 second quarter, primarily reflected higher financing revenue due to higher interest income and to a lesser extent higher services revenue reflecting increased rental occupancy levels and rates. These favorable impacts were mostly offset by lower development revenue due to tough comparisons driven by sales promotions in the 2009 second quarter and lower reportability as certain timeshare projects in the 2010 second quarter have not yet reached revenue recognition reportability thresholds. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our Timeshare segment.

Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income attributable to us. The increase in cost reimbursements revenue, to $1,940 million in the 2010 second quarter from $1,787 million in the 2009 second quarter, reflected the impact of growth across the system, partially offset by lower property-level costs, in response to cost controls. We added 18 managed properties (6,031 rooms) and 182 franchised properties (24,356 rooms) to our system since the end of the 2009 second quarter, net of properties exiting the system.

Twenty-four Weeks. Revenues increased by $344 million (7 percent) to $5,401 million in the first half of 2010 from $5,057 million in the first half of 2009, as a result of higher: cost reimbursements revenue ($203 million); Timeshare sales and service revenue ($82 million); owned, leased, corporate housing, and other revenue ($26 million); base management and franchise fees ($25 million); and incentive management fees ($8 million (entirely associated with properties outside of North America)).

The increase in Timeshare sales and services revenue to $574 million in the first half of 2010, from $492 million in the first half of 2009, primarily reflected higher financing revenue due to higher interest income and to a lesser extent higher services revenue reflecting increased rental occupancy levels and rates. These favorable impacts were partially offset by lower development revenue due to tough comparisons driven by sales promotions in the 2009 second quarter, mitigated by favorable reportability from projects that became reportable in the 2010 first half upon reaching revenue recognition reportability thresholds. See “BUSINESS SEGMENTS: Timeshare” later in this report for additional information on our Timeshare segment.

The increase in owned, leased, corporate housing, and other revenue, to $484 million in the first half of 2010, from $458 million in the first half of 2009, largely reflected $16 million of higher revenue for owned and leased properties and $12 million of higher hotel agreement termination fees associated with five properties that exited our system. The increase in owned and leased revenue primarily reflected increased RevPAR and occupancy levels. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate totaled $31 million for both the first halves of 2010 and 2009.

The increase in incentive management fees, to $86 million in the first half of 2010 from $78 million in the first half of 2009, primarily reflected higher property-level revenue and continued tight property-level cost controls favorably impacting margins in the first half of 2010 compared to the first half of 2009. The increases in base management fees, to $261 million in the first half of 2010 from $251 million in the first half of 2009, and in franchise fees, to $196 million in the first half of 2010 from $181 million in the first half of 2009, primarily reflected stronger RevPAR and the impact of unit growth across the system.

The increase in cost reimbursements revenue, to $3,800 million in the first half of 2010 from $3,597 million in the first half of 2009, reflected the impact of growth across the system, partially offset by lower property-level costs in response to cost controls.

Restructuring Costs and Other Charges

As part of the restructuring actions we began in the fourth quarter of 2008, we initiated further cost savings measures in 2009 associated with our Timeshare segment, hotel development, above-property level management, and corporate overhead. These further measures resulted in additional restructuring costs of $51 million in fiscal year 2009 ($2 million and $33 million of which we incurred in the first and second quarters of 2009, respectively). For additional information on the 2009 restructuring costs, including the types of restructuring costs incurred in total and by segment, please see Footnote No. 21,

“Restructuring Costs and Other Charges,” of the 2009 Form 10-K. For the cumulative restructuring costs incurred since inception and a roll forward of the restructuring liability through June 18, 2010, please see Footnote No. 14, “Restructuring Costs and Other Charges,” of this Form 10-Q.

As a result of our Timeshare segment restructuring efforts, we are projecting approximately $113 million ($73 million after-tax) of annual cost savings in 2010, $52 million ($33 million after-tax) of which we realized in the first half of 2010. The 2010 savings primarily were, and we expect that they will continue to primarily be, reflected in the “Timeshare-direct” and the “General, administrative, and other” expense captions in our Condensed Consolidated Statements of Income.

As a result of the hotel development restructuring efforts across several of our Lodging segments, we are projecting approximately $12 million ($8 million after-tax) of annual cost savings in 2010, $6 million ($4 million after-tax) of which we realized in the first half of 2010. The 2010 savings primarily were, and we expect that they will continue to be, primarily reflected in the “General, administrative, and other” expense caption in our Condensed Consolidated Statements of Income.

We project that the restructuring initiatives we implemented by reducing above property-level lodging management personnel will result in $10 million to $11 million ($6 million to $7 million after-tax) of annual cost savings in 2010, $5 million ($3 million after-tax) of which we realized in the first half of 2010. These savings primarily were, and we expect that they will continue to be, primarily reflected in the “General, administrative, and other” expense caption in our Condensed Consolidated Statements of Income.

Operating Income

Twelve Weeks. Operating income increased by $127 million to $226 million in the 2010 second quarter from $99 million in the second quarter of 2009. This increase reflected $46 million of higher Timeshare sales and services revenue net of direct expenses, a $33 million decrease in restructuring costs, an increase in base management and franchise fees of $22 million, $11 million of higher incentive management fees, $10 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, and a $5 million decrease in general, administrative, and other expenses.

The reasons for the increase of $22 million in base management and franchise fees as well as the increase of $11 million in incentive management fees as compared to the year-ago quarter are noted in the preceding “Revenues” section.

Timeshare sales and services revenue net of direct expenses in the second quarter of 2010 totaled $50 million. The increase of $46 million from the year-ago quarter primarily reflected $35 million of higher financing revenue, which largely reflected increased interest income associated with the impact of ASU Nos. 2009-16 and 2009-17, $9 million of higher development revenue net of product costs and marketing and selling costs, and $4 million of higher services revenue net of expenses, partially offset by $3 million of lower other revenue net of expenses. Higher development revenue net of product costs and marketing and selling costs primarily reflected lower costs due to lower sales volumes and lower marketing and selling costs, as well as a favorable variance from an $8 million charge related to an issue with a state tax authority in the 2009 second quarter, mostly offset by lower development revenue for the reasons stated in the preceding “Revenues” section. See “BUSINESS SEGMENTS: Timeshare” later in this report for additional information regarding our Timeshare segment.

The $10 million (48 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $6 million of higher hotel agreement termination fees net of property closing costs and stronger RevPAR and higher property-level margins at some owned and leased properties, partially offset by additional rent expense associated with one property.

General, administrative, and other expenses decreased by $5 million (3 percent) to $142 million in the second quarter of 2010 from $147 million in the second quarter of 2009. The quarter-over-quarter variance was favorably impacted by a $7 million write-off of Timeshare segment capitalized software costs in the 2009 second quarter, an $8 million decrease in legal expenses, and a $7 million favorable variance in deferred compensation expenses (with changes to the company’s deferred compensation plan, 2010 second quarter general, administrative, and other expenses had no deferred compensation expenses, compared to a $7 million unfavorable impact in the year-ago quarter from mark-to-market valuations). Somewhat offsetting these favorable items, the quarter-over-quarter variance was unfavorably impacted by $12 million of increased incentive compensation and $4 million of foreign exchange losses. Of the $5 million decrease in total general, administrative, and other expenses, a decrease of $7 million was attributable to our Lodging segments and an increase of $2 million was unallocated.

Twenty-four Weeks. Operating income increased by $267 million to $406 million in the first half of 2010 from $139 million in the first half of 2009. The increase in operating income reflected $107 million of higher Timeshare sales and services revenue net of direct expenses, an $83 million decrease in general, administrative, and other expenses, a $35 million decrease in restructuring costs, a $25 million increase in base management and franchise fees, $9 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, and $8 million of higher incentive management fees.

The reasons for the increase of $25 million in base management and franchise fees as well as the increase of $8 million in incentive management fees as compared to the first half of 2009 are noted in the preceding “Revenues” section.

Timeshare sales and services revenue net of direct expenses in the first half of 2010 totaled $100 million. The increase of $107 million from the year-ago period primarily reflected $72 million of higher financing revenue, which largely reflected increased interest income associated with the impact of consolidating previously unconsolidated securitized notes under ASU Nos. 2009-16 and 2009-17, $23 million of higher development revenue net of product costs and marketing and selling costs, $7 million of higher services revenue net of expenses, and $5 million of higher other revenue, net of expenses. Higher development revenue net of product costs and marketing and selling costs primarily reflected lower costs due to lower sales volumes and lower marketing and selling costs, as well as a favorable variances from both an $8 million charge related to an issue with a state tax authority and a net $3 million impact from contract cancellation allowances in the 2009 first half, partially offset by lower development revenue for the reasons stated in the preceding “Revenues” section. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information regarding our Timeshare segment.

The $9 million (26 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $10 million of higher hotel agreement termination fees net of property closing costs and net stronger results at some owned and leased properties due to higher RevPAR and property-level margins, partially offset by additional rent expense associated with one property.

General, administrative, and other expenses decreased by $83 million (23 percent) to $280 million in the first half of 2010 from $363 million in the first half of 2009. The 2010 first half was favorably impacted by a $6 million reversal in that period of guarantee accruals, primarily related to a completion guarantee for which we satisfied the related requirements, $5 million of decreased legal expenses, as well as the following 2009 expenses that were not incurred in 2010: $49 million of impairment charges related to two security deposits that we deemed unrecoverable in the first quarter of 2009 due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by an $11 million reversal of the 2008 accrual for the funding of those cash flow shortfalls; a $43 million provision for loan losses; a $7 million write-off of Timeshare segment capitalized software costs; and $4 million of bad debt expense on an accounts receivable balance. The period over period variance also reflected a $2 million favorable variance in deferred compensation expenses (with changes to the company’s deferred compensation plan, 2010 first half general, administrative, and other expenses had no deferred compensation expenses, compared to a $2 million unfavorable impact in the year-ago period from mark-to-market valuations). Somewhat offsetting these favorable items were incentive compensation, which was $18 million higher in the 2010 first half, as well as $4 million of increased foreign exchange losses. Of the $83 million decrease in total general, administrative, and other expenses, a decrease of $53 million was attributable to our Lodging segments and a decrease of $30 million was unallocated.

As noted in the preceding paragraph, the decrease in general, administrative, and other expenses included a $43 million decrease in the provision for loan losses to zero in the 2010 first half from $43 million in the first half of 2009. The 2009 provision reflected a $29 million loan loss provision associated with one Luxury segment project and a $14 million loan loss provision associated with a North American Limited-Service segment portfolio.

Gains and Other Income

The table below shows our gains and other income for the twelve and twenty-four weeks ended June 18, 2010, and June 19, 2009:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
Gain on debt extinguishment	$0	$0	$0	$21
Gains on sales of real estate and other	2	3	4	6
Income from cost method joint ventures	1	0	0	1

	$3	$3	$4	$28

Twenty-four Weeks. The $21 million gain on debt extinguishment in the first half of 2009 represents the difference between the purchase price and net carrying amount of Senior Notes we repurchased.

Interest Expense

Twelve Weeks. Interest expense increased by $16 million (57 percent) to $44 million in the second quarter of 2010 compared to $28 million in the second quarter of 2009. This increase was primarily driven by: (1) the consolidation of $1,121 million of debt in the 2010 first quarter associated with previously securitized notes, as discussed in Footnote No. 1, “Basis of Presentation,” which resulted in a $14 million increase in interest expense in the 2010 second quarter related to that debt; (2) a $4 million unfavorable variance to the 2009 second quarter as a result of lower capitalized interest in the 2010 second quarter associated with construction projects; and (3) $3 million of higher interest expense in the 2010 second quarter associated with our executive deferred compensation plan. These increases were partially offset by: (1) $4 million of lower interest expense associated with the maturity of our Series C Senior Notes in the 2009 fourth quarter, and other net debt reductions; and (2) a $2 million decrease in interest expense associated with our Credit Facility, which reflected lower average borrowings under the Credit Facility and a lower average interest rate.

Twenty-four Weeks. Interest expense increased by $32 million (56 percent) to $89 million in the first half of 2010 compared to $57 million in the first half of 2009. This increase was primarily driven by: (1) the consolidation of $1,121 million of debt in the 2010 first quarter associated with previously securitized notes, as discussed in Footnote No. 1, “Basis of Presentation,” which resulted in a $28 million increase in interest expense in the 2010 first half related to that debt; (2) a $10 million unfavorable variance to the 2009 first half as a result of lower capitalized interest in the 2010 first half associated with construction projects; and (3) $6 million of higher interest expense in the 2010 first half associated with our executive deferred compensation plan. These increases were partially offset by: (1) $8 million of lower interest expense associated with our repurchase of $122 million of principal amount of our Senior Notes in 2009, the maturity of our Series C Senior Notes in the 2009 fourth quarter and other net debt reductions; and (2) a $4 million decrease in interest expense associated with our Credit Facility, which reflected lower average borrowings under the Credit Facility and a lower average interest rate.

Interest Income and Income Tax

Twelve Weeks. Interest income decreased by $6 million (67 percent) to $3 million in the second quarter of 2010, from $9 million in the second quarter of 2009, primarily reflecting a $3 million decrease due to a change in the timing of payment of a preferred dividend (paid in the second quarter of 2009, but expected to be paid in the fourth quarter of 2010), and a $2 million decrease primarily associated with a loan for which interest was recognized in the 2009 second quarter, but that we impaired in the 2009 third quarter. Because we recognize interest on impaired loans on a cash basis, we did not recognize any interest on this impaired loan subsequent to its impairment.

Our tax provision increased by $21 million (48 percent) to $65 million in the second quarter of 2010 from a tax provision of $44 million in the second quarter of 2009. The increase was primarily due to higher pretax income in 2010 and $7 million of higher tax expense associated with changes to the Company’s deferred compensation plan (the 2010 second quarter had no impact associated with deferred compensation expenses, compared to a $7 million favorable impact in the year-ago quarter). The increase was partially offset by a lower tax rate in the second quarter of 2010, as the 2009 second quarter reflected $17 million of income tax expense primarily related to the treatment of funds received from certain foreign subsidiaries.

Twenty-four Weeks. Interest income decreased by $8 million (53 percent) to $7 million in the first half of 2010, from $15 million in the first half of 2009, reflecting a $3 million decrease due to a change in the timing of payment of a preferred dividend, a $3 million decrease primarily associated with a loan that we impaired in the 2009 third quarter (both of which are discussed in the preceding “Twelve Weeks” discussion), and $2 million of other lower interest.

Our tax provision increased by $34 million (44 percent) to $111 million in the first half of 2010 from a tax provision of $77 million in the first half of 2009. The increase was primarily due to higher pretax income in 2010 and $2 million of higher tax expense associated with changes to the Company’s deferred compensation plan (the 2010 first half had no impact associated with deferred compensation expenses, compared to a $2 million favorable impact in the year-ago period). The increase was partially offset by a lower tax rate in the first half of 2010, as the 2009 first half reflected $43 million of income tax expense primarily related to the treatment of funds received from certain foreign subsidiaries.

Equity in Losses

Twelve Weeks. Equity in losses of $4 million in the second quarter of 2010 remained unchanged from equity in losses of $4 million in the second quarter of 2009.

Twenty-four Weeks. Equity in losses of $15 million in the first half of 2010 decreased by $23 million from equity in losses of $38 million in first half of 2009 and primarily reflected a favorable variance from a $30 million impairment charge in the first half of 2009 associated with a Luxury segment joint venture investment that we determined to be fully impaired. This favorable variance was partially offset by $5 million of decreased earnings in the 2010 first half for a Timeshare segment residential and fractional project joint venture, primarily related to increased cancellation allowances, and impairment charges we recorded in the 2010 first half of $2 million and $1 million associated with a North American Limited-Service segment and a Timeshare segment joint venture, respectively.

Net Losses Attributable to Noncontrolling Interests

Twelve Weeks. Net losses attributable to noncontrolling interests decreased by $2 million in the second quarter of 2010 to zero, compared to $2 million in the second quarter of 2009.

Twenty-four Weeks. Net losses attributable to noncontrolling interests decreased by $4 million in the first half of 2010 to zero, compared to $4 million in the first half of 2009.

Net Income

Twelve Weeks. Net income increased by $84 million (240 percent) to $119 million in the second quarter of 2010 from $35 million in the second quarter of 2009, net income attributable to Marriott increased by $82 million (222 percent) to $119 million in the second quarter of 2010 from $37 million in the second quarter of 2009, and diluted income per share attributable to Marriott increased by $0.21 (210 percent) to $0.31 per share from $0.10 per share in the second quarter of 2009. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $84 million increase in net income compared to the prior year was due to higher Timeshare sales and services revenue net of direct expenses ($46 million), lower restructuring costs ($33 million), higher base management and franchise fees ($22 million), higher incentive management fees ($11 million), higher owned, leased, corporate housing, and other revenue net of direct expenses ($10 million), and lower general, administrative, and other expenses ($5 million). These favorable variances were partially offset by higher income taxes ($21 million), higher interest expense ($16 million), and lower interest income ($6 million).

Twenty-four Weeks. Net income increased by $192 million (1,920 percent) to $202 million in the first half of 2010 from $10 million in the first half of 2009, net income attributable to Marriott increased by $188 million (1,343 percent) to $202 million in first half of 2010 from $14 million in the first half of 2009, and diluted income per share attributable to Marriott increased by $0.50 (1,250 percent) to $0.54 per share from $0.04 per share in the first half of 2009. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $192 million increase in net income compared to the prior year was due to higher Timeshare sales and services revenue net of direct expenses ($107 million), lower general, administrative, and other expenses ($83 million), lower restructuring costs ($35 million), higher base management and franchise fees ($25 million), lower equity losses ($23 million), higher owned, leased, corporate housing, and other revenue net of direct expenses ($9 million), and higher incentive management fees ($8 million). These favorable variances were partially offset by higher income taxes ($34 million), higher interest expense ($32 million), lower gains and other income ($24 million), and lower interest income ($8 million).

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”)

Earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measure that reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

We also evaluate adjusted EBITDA as an indicator of operating performance. Adjusted EBITDA excludes: (1) the 2009 second quarter restructuring costs and other charges totaling $57 million; and (2) the 2009 first quarter restructuring costs and other charges totaling $129 million. We evaluate non-GAAP measures that exclude the impact of the restructuring costs and other charges incurred in the 2009 first and second quarters because those non-GAAP measures allow for period-over-period comparisons of our on-going core operations before material charges. These non-GAAP measures also facilitate our comparison of results from our on-going operations before material charges with results from other lodging companies. EBITDA and adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Both of these non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The table below shows our EBITDA and Adjusted EBITDA calculations and reconciles those measures with Net Income attributable to Marriott.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
Net Income attributable to Marriott	$119	$37	$202	$14
Interest expense	44	28	89	57
Tax provision	65	44	111	77
Tax provision, noncontrolling interests	0	2	0	3
Depreciation and amortization	42	42	81	81
Less: Depreciation reimbursed by third-party owners	(3)	(2)	(6)	(4)
Interest expense from unconsolidated joint ventures	5	6	10	9
Depreciation and amortization from unconsolidated joint ventures	6	6	12	12

EBITDA	$278	$163	$499	$249
Restructuring costs and other charges
Severance	0	10	0	12
Facilities exit costs	0	22	0	22
Development cancellations	0	1	0	1

Total restructuring costs	0	33	0	35

Impairment of investments and other	0	0	0	79
Reversal of reserve for expected fundings	0	0	0	(11)
Accounts receivable and guarantee charges	0	3	0	3
Reserves for loan losses	0	1	0	43
Contract cancellation allowances	0	1	0	5
Residual interests valuation	0	12	0	25
Software development write-off	0	7	0	7

Total other charges	0	24	0	151

Total restructuring costs and other charges	0	57	0	186

Adjusted EBITDA	$278	$220	$499	$435

BUSINESS SEGMENTS

We are a diversified hospitality company with operations in five business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, Luxury Lodging, and Timeshare. See Footnote No. 13, “Business Segments,” for further information on our segments including how we aggregate our individual brands into each segment, and other information about each segment, including revenues, income (loss) attributable to Marriott, net losses attributable to noncontrolling interests, equity in earnings (losses) of equity method investees, and assets.

We added 231 properties (35,664 rooms) and 30 properties (5,570 rooms) exited the system since the end of the 2009 second quarter, not including residential products. We also added 3 residential properties (271 units) and one property (25 units) exited the system since the end of the 2009 second quarter.

Twelve Weeks. Total segment financial results increased by $110 million (73 percent) to $260 million in the second quarter of 2010 from $150 million in the second quarter of 2009, and total segment revenues increased by $210 million to $2,752 million in the second quarter of 2010, an 8 percent increase from revenues of $2,542 million in the second quarter of 2009.

The increase in revenues included a $153 million increase in cost reimbursements revenue, which does not impact operating income or net income attributable to Marriott. The results, compared to the year-ago quarter, reflected an increase of $46 million in Timeshare sales and services revenue net of direct expenses, a $32 million decrease in restructuring costs, a $22 million increase in base management and franchise fees to $241 million in the 2010 quarter from $219 million in the 2009 quarter, an $11 million increase in incentive management fees, an increase of $11 million in owned, leased, corporate housing, and other revenue net of direct expenses, and $7 million of decreased general, administrative, and other expenses. These favorable variances were partially offset by $14 million of interest expense, a $4 million decrease in net losses attributable to noncontrolling interest benefit, and a decrease of $1 million in gains and other income.

The $22 million increase in base management and franchise fees primarily reflected stronger RevPAR and the impact of unit growth across the system. The $11 million increase in incentive management fees primarily reflected higher property-level revenue and continued tight property-level cost controls favorably impacting margins in the second quarter of 2010 compared to the second quarter of 2009. In the second quarter of 2010, 25 percent of our managed properties paid incentive management fees to us versus 23 percent in the second quarter of 2009. In addition, in the second quarter of 2010, 62 percent of our incentive fees were derived from international hotels versus 61 percent in the 2009 second quarter.

Worldwide RevPAR for comparable systemwide properties increased by 7.0 percent (8.5 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased by 8.2 percent (9.9 percent using actual dollars). Compared to the year-ago quarter, worldwide comparable company-operated house profit margins in 2010 increased by 90 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 9.3 percent on a constant U.S. dollar basis reflecting the impact of very tight cost controls in 2010 at properties in our system as well as increased demand. North American company-operated house profit margins increased by 90 basis points and HP-PAR at our North American company-operated properties increased by 8.7 percent (9.0 percent using actual dollars) also reflecting very tight cost controls at properties as well as increased demand.

Twenty-four Weeks. Total segment financial results increased by $219 million (88 percent) to $469 million in the first half of 2010 from $250 million in the first half of 2009, and total segment revenues increased by $343 million to $5,367 million in the first half of 2010, a 7 percent increase from revenues of $5,024 million in the first half of 2009.

The increase in revenues included a $203 million increase in cost reimbursements revenue, which does not impact operating income or net income attributable to Marriott. The results, compared to the first half of 2009, reflected an increase of $107 million in Timeshare sales and services revenue net of direct expenses, $53 million of decreased general, administrative, and other expenses, a $33 million decrease in restructuring costs, a $25 million increase in base management and franchise fees to $457 million in the first half of 2010 from $432 million in the first half of 2009, $23 million of lower joint venture equity losses, $8 million of higher incentive management fees, and an increase of $8 million in owned, leased, corporate housing, and other revenue net of direct expenses. These favorable variances were partially offset by $28 million of interest expense, a $7 million decrease in net losses attributable to noncontrolling interest benefit, and a decrease of $3 million in gains and other income.

The $25 million increase in base management and franchise fees primarily reflected stronger RevPAR and the impact of unit growth across the system. The $8 million increase in incentive management fees primarily reflected higher property-level revenue and continued tight property-level cost controls favorably impacting margins in the first half of 2010 compared to the first half of 2009. In the first halves of each of 2010 and 2009, 26 percent of our managed properties paid incentive management fees to us. In addition, in the first half of 2010, 61 percent of our incentive fees were derived from international hotels versus 57 percent in the first half of 2009.

Worldwide RevPAR for comparable systemwide properties increased by 3.1 percent (4.2 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased by 4.0 percent (5.5 percent using actual dollars). Compared to the year-ago period, worldwide comparable company-operated house profit margins in the 2010 first half increased by 10 basis points and worldwide comparable company-operated HP-PAR increased by 3.1 percent on a constant U.S. dollar basis reflecting the impact of very tight cost controls in 2010 at properties in our system and increased demand, partially offset by decreased average daily rates. North American company-operated house profit margins declined by 20 basis points and HP-PAR at our North American company-operated properties increased by 0.8 percent (1.0 percent using actual dollars) reflecting very tight cost controls at properties, partially offset by decreased average daily rates.

Summary of Properties by Brand

We opened 46 lodging properties (6,568 rooms) during the second quarter of 2010, while 14 properties (2,311 rooms) exited the system, increasing our total properties to 3,489 (607,252 rooms) inclusive of 31 home and condominium products (2,950 units), for which we manage the related owners’ associations.

Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include JW Marriott and Marriott Conference Centers. References to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn.

The table below shows properties we operated or franchised, by brand, as of June 18, 2010 (excluding 1,869 corporate housing rental units associated with our ExecuStay brand):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations

Marriott Hotels & Resorts	141	72,511	184	55,897
Marriott Conference Centers	11	3,243	0	0
JW Marriott	13	8,616	5	1,552
Renaissance Hotels	37	16,963	41	11,757
Renaissance ClubSport	0	0	2	349
Autograph Collection	0	0	10	1,529
The Ritz-Carlton	39	11,587	0	0
The Ritz-Carlton-Residential (1)	24	2,532	0	0
Courtyard	281	44,143	499	65,506
Fairfield Inn & Suites	3	1,055	638	56,725
SpringHill Suites	32	5,035	235	26,260
Residence Inn	133	18,997	456	52,001
TownePlace Suites	34	3,658	156	15,405
Marriott Vacation Club (2)	42	9,748	0	0
The Ritz-Carlton Destination Club (2)	7	342	0	0
The Ritz-Carlton Residences (1), (2)	3	222	0	0
Grand Residences by Marriott-Fractional (2)	1	199	0	0
Grand Residences by Marriott-Residential (1), (2)	2	68	0	0

Non-U.S. Locations

Marriott Hotels & Resorts	132	39,008	35	10,326
JW Marriott	26	9,972	1	310
Renaissance Hotels	50	17,213	16	5,042
The Ritz-Carlton	34	10,171	0	0
The Ritz-Carlton-Residential (1)	1	112	0	0
The Ritz-Carlton Serviced Apartments	3	458	0	0
Bulgari Hotels & Resorts	2	117	0	0
Marriott Executive Apartments	21	3,580	1	99
Courtyard	51	11,080	45	7,851
Fairfield Inn & Suites	0	0	9	1,153
SpringHill Suites	0	0	1	124
Residence Inn	3	405	14	2,013
Marriott Vacation Club (2)	11	2,126	0	0
The Ritz-Carlton Destination Club (2)	2	127	0	0
The Ritz-Carlton Residences (1), (2)	1	16	0	0
Grand Residences by Marriott-Fractional (2)	1	49	0	0

Total	1,141	293,353	2,348	313,899

(1)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.

(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

Total Lodging and Timeshare Products by Segment

At June 18, 2010, we operated or franchised the following properties by segment (excluding 1,869 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	321	13	334	125,641	4,837	130,478
Marriott Conference Centers	11	0	11	3,243	0	3,243
JW Marriott	17	1	18	9,781	221	10,002
Renaissance Hotels	78	2	80	28,720	790	29,510
Renaissance ClubSport	2	0	2	349	0	349
Autograph Collection	10	0	10	1,529	0	1,529

	439	16	455	169,263	5,848	175,111
North American Limited-Service Lodging Segment (1)
Courtyard	779	16	795	109,245	2,793	112,038
Fairfield Inn & Suites	641	8	649	57,780	947	58,727
SpringHill Suites	267	1	268	31,295	124	31,419
Residence Inn	589	16	605	70,998	2,309	73,307
TownePlace Suites	190	0	190	19,063	0	19,063

	2,466	41	2,507	288,381	6,173	294,554
International Lodging Segment (1)
Marriott Hotels & Resorts	4	154	158	2,767	44,497	47,264
JW Marriott	1	26	27	387	10,061	10,448
Renaissance Hotels	0	64	64	0	21,465	21,465
Courtyard	1	80	81	404	16,138	16,542
Fairfield Inn & Suites	0	1	1	0	206	206
Residence Inn	0	1	1	0	109	109
Marriott Executive Apartments	0	22	22	0	3,679	3,679

	6	348	354	3,558	96,155	99,713
Luxury Lodging Segment
The Ritz-Carlton	39	34	73	11,587	10,171	21,758
Bulgari Hotels & Resorts	0	2	2	0	117	117
The Ritz-Carlton-Residential (2)	24	1	25	2,532	112	2,644
The Ritz-Carlton Serviced Apartments	0	3	3	0	458	458

	63	40	103	14,119	10,858	24,977
Timeshare Segment (3)
Marriott Vacation Club	42	11	53	9,748	2,126	11,874
The Ritz-Carlton Destination Club	7	2	9	342	127	469
The Ritz-Carlton Residences (2)	3	1	4	222	16	238
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Grand Residences by Marriott-Residential (1), (2)	2	0	2	68	0	68

	55	15	70	10,579	2,318	12,897

Total	3,029	460	3,489	485,900	121,352	607,252

(1)	North American includes properties located in the continental United States and Canada. International includes properties located outside the continental United States and Canada.

(2)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.

(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

The following table provides additional detail, by brand, as of June 18, 2010, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	53	27
The Ritz-Carlton Destination Club and Residences	9	7
Grand Residences by Marriott and Residences	4	3
Joint Ventures
The Ritz-Carlton Destination Club and Residences	4	4

Total	70	41

(1)       Includes products that are in active sales as well as those that are sold out. Residential products are included once they possess a certificate of occupancy.

(2)       Products in active sales may not be ready for occupancy.

Statistics

The following tables show occupancy, average daily rate, and RevPAR for comparable properties, for each of the brands in our North American Full-Service and North American Limited-Service segments, for our International segment by region, and the principal brand in our Luxury segment, The Ritz-Carlton. We have not presented statistics for company-operated Fairfield Inn & Suites properties in these tables because we operate very few properties, as the brand is predominantly franchised, and such information would not be meaningful (identified as “nm” in the tables that follow). Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twelve weeks ended June 18, 2010, include the period from March 27, 2010, through June 18, 2010, and the statistics for the twelve weeks ended June 19, 2009, include the period from March 28, 2009, through June 19, 2009, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for those properties includes the period from March 1 through the end of May). The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twenty-four weeks ended June 18, 2010, include the period from January 2, 2010, through June 18, 2010, and the statistics for the twenty-four weeks ended June 19, 2009, include the period from January 3, 2009, through June 19, 2009, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for those properties includes the period from January 1 through the end of May).

	Comparable Company-Operated North American Properties (1)				Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended June 18, 2010		Change vs. 2009		Twelve Weeks Ended June 18, 2010	Change vs. 2009
Marriott Hotels & Resorts (2)
Occupancy		73.1%	4.4	% pts.	70.0%	4.6	% pts.
Average Daily Rate		$160.30	1.2%		$146.03	0.0%
RevPAR		$117.21	7.6%		$102.17	7.1%
Renaissance Hotels & Resorts
Occupancy		71.0%	3.0	% pts.	70.7%	4.6	% pts.
Average Daily Rate		$159.16	1.6%		$144.32	0.2%
RevPAR		$113.08	6.1%		$101.97	7.1%
Composite North American Full-Service (3)
Occupancy		72.7%	4.1	% pts.	70.1%	4.6	% pts.
Average Daily Rate		$160.09	1.3%		$145.72	0.1%
RevPAR		$116.44	7.4%		$102.14	7.1%
The Ritz-Carlton North America
Occupancy		71.6%	9.9	% pts.	71.6%	9.9	% pts.
Average Daily Rate		$297.03	0.0%		$297.03	0.0%
RevPAR		$212.67	15.9%		$212.67	15.9%
Composite North American Full-Service and Luxury (4)
Occupancy		72.6%	4.8	% pts.	70.2%	5.0	% pts.
Average Daily Rate		$176.29	1.7%		$156.72	0.6%
RevPAR		$127.98	9.0%		$110.01	8.2%
Residence Inn
Occupancy		76.7%	4.8	% pts.	77.9%	5.5	% pts.
Average Daily Rate		$115.87	-1.6%		$113.56	-1.6%
RevPAR		$88.88	4.9%		$88.49	5.8%
Courtyard
Occupancy		67.7%	3.6	% pts.	69.2%	3.4	% pts.
Average Daily Rate		$108.98	-1.4%		$111.33	-0.9%
RevPAR		$73.82	4.0%		$77.06	4.2%
Fairfield Inn
Occupancy		nm	nm	pts.	66.4%	3.1	% pts.
Average Daily Rate	$	nm	nm		$84.67	-1.7%
RevPAR	$	nm	nm		$56.25	3.1%
TownePlace Suites
Occupancy		68.8%	5.2	% pts.	71.2%	6.2	% pts.
Average Daily Rate		$73.30	-5.6%		$79.84	-4.5%
RevPAR		$50.47	2.1%		$56.84	4.5%
SpringHill Suites
Occupancy		69.5%	3.5	% pts.	69.1%	4.3	% pts.
Average Daily Rate		$96.85	-2.1%		$98.37	-2.8%
RevPAR		$67.26	3.2%		$67.98	3.6%
Composite North American Limited-Service (5)
Occupancy		70.4%	3.9	% pts.	71.0%	4.1	% pts.
Average Daily Rate		$108.00	-1.7%		$104.08	-1.6%
RevPAR		$76.03	4.0%		$73.94	4.5%
Composite North American (6)
Occupancy		71.7%	4.4	% pts.	70.7%	4.5	% pts.
Average Daily Rate		$148.53	0.8%		$124.31	-0.4%
RevPAR		$106.47	7.5%		$87.90	6.3%

(1)

Statistics are for the twelve weeks ended June 18, 2010, and June 19, 2009, except for The Ritz-Carlton, for which the statistics are for the three months ended May 31, 2010, and May 31, 2009. For the properties located in Canada, the comparison to 2009 was on a constant U.S. dollar basis.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended May 31, 2010	Change vs. 2009		Three Months Ended May 31, 2010	Change vs. 2009
Caribbean and Latin America (2)
Occupancy	72.7%	5.5	% pts.	71.2%	8.8	% pts.
Average Daily Rate	$190.08	1.3%		$171.83	1.3%
RevPAR	$138.23	9.5%		$122.40	15.5%
Continental Europe (2)
Occupancy	70.6%	3.8	% pts.	68.9%	4.6	% pts.
Average Daily Rate	$163.77	0.0%		$162.53	-1.9%
RevPAR	$115.68	5.6%		$111.92	5.1%
United Kingdom (2)
Occupancy	76.3%	4.0	% pts.	75.6%	3.9	% pts.
Average Daily Rate	$150.98	0.3%		$150.08	0.3%
RevPAR	$115.15	5.8%		$113.43	5.8%
Middle East and Africa (2)
Occupancy	76.7%	3.8	% pts.	76.7%	3.8	% pts.
Average Daily Rate	$135.92	-6.8%		$135.92	-6.8%
RevPAR	$104.18	-2.0%		$104.18	-2.0%
Asia Pacific (2), (3)
Occupancy	68.2%	16.2	% pts.	69.0%	13.9	% pts.
Average Daily Rate	$122.94	-2.5%		$127.43	-3.4%
RevPAR	$83.87	27.7%		$87.89	21.0%
Regional Composite (4), (5)
Occupancy	72.1%	7.3	% pts.	71.2%	7.5	% pts.
Average Daily Rate	$150.82	-2.2%		$150.16	-2.4%
RevPAR	$108.81	8.8%		$106.96	9.0%
International Luxury (6)
Occupancy	67.3%	10.1	% pts.	67.3%	10.1	% pts.
Average Daily Rate	$317.09	-3.1%		$317.09	-3.1%
RevPAR	$213.49	14.0%		$213.49	14.0%
Total International (7)
Occupancy	71.6%	7.6	% pts.	70.9%	7.7	% pts.
Average Daily Rate	$167.72	-1.8%		$164.43	-2.1%
RevPAR	$120.13	9.8%		$116.55	9.8%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for March 1 through the end of May. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2009 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the continental United States and Canada.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts properties.

(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended May 31, 2010	Change vs. 2009		Three Months Ended May 31, 2010	Change vs. 2009
Composite Luxury (2)
Occupancy	69.8%	10.0	% pts.	69.8%	10.0	% pts.
Average Daily Rate	$304.98	-1.3%		$304.98	-1.3%
RevPAR	$213.01	15.1%		$213.01	15.1%
Total Worldwide (3)
Occupancy	71.7%	5.4	% pts.	70.7%	5.0	% pts.
Average Daily Rate	$154.52	0.1%		$131.39	-0.6%
RevPAR	$110.74	8.2%		$92.96	7.0%

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

(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the twelve weeks ended June 18, 2010, and June 19, 2009. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the three months ended May 31, 2010, and May 31, 2009.

	Comparable Company-Operated North American Properties (1)				Comparable Systemwide North American Properties (1)
	Twenty-Four Weeks Ended June 18, 2010		Change vs. 2009		Twenty-Four Weeks Ended June 18, 2010	Change vs. 2009
Marriott Hotels & Resorts (2)
Occupancy		69.7%	4.4	% pts.	66.7%	4.3	% pts.
Average Daily Rate		$156.68	-3.3%		$143.93	-3.6%
RevPAR		$109.28	3.2%		$96.06	3.0%
Renaissance Hotels & Resorts
Occupancy		67.5%	3.2	% pts.	67.1%	4.6	% pts.
Average Daily Rate		$154.92	-4.0%		$141.39	-4.6%
RevPAR		$104.56	0.8%		$94.89	2.5%
Composite North American Full-Service (3)
Occupancy		69.3%	4.2	% pts.	66.8%	4.4	% pts.
Average Daily Rate		$156.36	-3.4%		$143.47	-3.8%
RevPAR		$108.40	2.7%		$95.85	2.9%
The Ritz-Carlton North America
Occupancy		68.7%	8.7	% pts.	68.7%	8.7	% pts.
Average Daily Rate		$298.75	-3.3%		$298.75	-3.3%
RevPAR		$205.25	10.6%		$205.25	10.6%
Composite North American Full-Service and Luxury (4)
Occupancy		69.3%	4.6	% pts.	66.9%	4.6	% pts.
Average Daily Rate		$170.57	-2.9%		$152.94	-3.4%
RevPAR		$118.14	4.0%		$102.35	3.8%
Residence Inn
Occupancy		73.1%	5.0	% pts.	74.3%	4.9	% pts.
Average Daily Rate		$114.83	-5.0%		$112.29	-4.3%
RevPAR		$83.89	2.0%		$83.39	2.4%
Courtyard
Occupancy		64.0%	3.6	% pts.	65.3%	2.9	% pts.
Average Daily Rate		$108.18	-5.6%		$110.30	-3.9%
RevPAR		$69.28	0.0%		$72.06	0.6%
Fairfield Inn
Occupancy		nm	nm	pts.	61.4%	2.0	% pts.
Average Daily Rate	$	nm	nm		$83.73	-3.6%
RevPAR	$	nm	nm		$51.43	-0.3%
TownePlace Suites
Occupancy		63.4%	3.1	% pts.	66.3%	4.8	% pts.
Average Daily Rate		$73.92	-9.2%		$80.07	-7.1%
RevPAR		$46.89	-4.5%		$53.05	0.1%
SpringHill Suites
Occupancy		64.6%	3.8	% pts.	65.1%	3.4	% pts.
Average Daily Rate		$97.02	-5.3%		$97.52	-5.6%
RevPAR		$62.71	0.6%		$63.46	-0.3%
Composite North American Limited-Service (5)
Occupancy		66.5%	3.9	% pts.	66.9%	3.4	% pts.
Average Daily Rate		$107.36	-5.4%		$103.21	-4.2%
RevPAR		$71.43	0.4%		$69.07	0.9%
Composite North American (6)
Occupancy		68.1%	4.3	% pts.	66.9%	3.9	% pts.
Average Daily Rate		$144.68	-3.6%		$122.27	-3.7%
RevPAR		$98.55	2.9%		$81.83	2.3%

(1)

Statistics are for the twenty-four weeks ended June 18, 2010, and June 19, 2009, except for The Ritz-Carlton, for which the statistics are for the five months ended May 31, 2010, and May 31, 2009. For the properties located in Canada, the comparison to 2009 was on a constant U.S. dollar basis.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Five Months Ended May 31, 2010	Change vs. 2009		Five Months Ended May 31, 2010	Change vs. 2009
Caribbean and Latin America (2)
Occupancy	73.0%	4.9	% pts.	69.7%	7.8	% pts.
Average Daily Rate	$193.07	-2.9%		$174.24	-2.6%
RevPAR	$140.94	4.1%		$121.45	9.7%
Continental Europe (2)
Occupancy	65.6%	4.2	% pts.	63.9%	4.7	% pts.
Average Daily Rate	$161.90	-2.5%		$160.29	-4.1%
RevPAR	$106.18	4.2%		$102.50	3.4%
United Kingdom (2)
Occupancy	72.6%	4.2	% pts.	71.9%	4.1	% pts.
Average Daily Rate	$152.56	-0.1%		$151.68	-0.2%
RevPAR	$110.77	5.9%		$109.01	5.7%
Middle East and Africa (2)
Occupancy	73.1%	2.8	% pts.	73.1%	2.8	% pts.
Average Daily Rate	$138.08	-8.9%		$138.08	-8.9%
RevPAR	$100.94	-5.3%		$100.94	-5.3%
Asia Pacific (2), (3)
Occupancy	64.9%	14.8	% pts.	65.6%	12.6	% pts.
Average Daily Rate	$122.62	-4.8%		$127.61	-6.2%
RevPAR	$79.53	23.3%		$83.65	16.0%
Regional Composite (4), (5)
Occupancy	68.9%	6.9	% pts.	67.7%	7.0	% pts.
Average Daily Rate	$151.59	-4.4%		$150.65	-4.7%
RevPAR	$104.41	6.2%		$102.06	6.1%
International Luxury (6)
Occupancy	63.9%	7.7	% pts.	63.9%	7.7	% pts.
Average Daily Rate	$320.28	-4.6%		$320.28	-4.6%
RevPAR	$204.73	8.4%		$204.73	8.4%
Total International (7)
Occupancy	68.3%	7.0	% pts.	67.4%	7.0	% pts.
Average Daily Rate	$168.66	-4.3%		$165.05	-4.6%
RevPAR	$115.26	6.6%		$111.24	6.5%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through the end of May. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2009 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the continental United States and Canada.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(6)	Includes The Ritz-Carlton properties located outside of North America and Bulgari Hotels & Resorts properties.

(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Five Months Ended May 31, 2010	Change vs. 2009		Five Months Ended May 31, 2010	Change vs. 2009
Composite Luxury (2)
Occupancy	66.7%	8.2	% pts.	66.7%	8.2	% pts.
Average Daily Rate	$307.23	-3.9%		$307.23	-3.9%
RevPAR	$205.03	9.7%		$205.03	9.7%
Total Worldwide (3)
Occupancy	68.2%	5.0	% pts.	67.0%	4.3	% pts.
Average Daily Rate	$151.27	-3.7%		$128.77	-3.6%
RevPAR	$103.13	4.0%		$86.27	3.1%

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

(3)

Total Worldwide statistics include all properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the twelve weeks ended June 18, 2010, and June 19, 2009. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the five months ended May 31, 2010, and May 31, 2009.

North American Full-Service Lodging includes Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott, Renaissance Hotels, Renaissance ClubSport, and Autograph Collection.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 18, 2010	June 19, 2009	Change 2010/2009	June 18, 2010	June 19, 2009	Change 2010/2009
Segment revenues	$1.231	$1,142	8%	$2,394	$2,308	4%

Segment results	$85	$712	20%	$156	$140	11%

Since the second quarter of 2009, across our North American Full-Service Lodging segment we added 21 properties (5,938 rooms) and 4 properties (964 rooms) left the system.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated North American full-service properties increased by 7.4 percent (8.0 percent in actual dollars) to $116.44, occupancy increased by 4.1 percentage points to 72.7 percent, and average daily rates increased by 1.3 percent to $160.09.

The $14 million increase in segment results, compared to the 2009 second quarter, primarily reflected $8 million of higher base management and franchise fees, $3 million of higher incentive management fees, and $2 million of higher owned, leased, and other revenue net of direct expenses.

The $8 million increase in base management and franchise fees primarily reflected increased RevPAR and unit growth as well as franchise fees from new properties added to the Autograph Collection. The $3 million increase in incentive management fees was largely due to higher property-level revenue and continued tight property-level cost controls favorably impacting margins in the second quarter of 2010 compared to the second quarter of 2009.

Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $1,096 million in the second quarter of 2010, compared to $1,015 million in the 2009 second quarter.

Twenty-four Weeks. Compared to the year-ago period, RevPAR for comparable company-operated North American full-service properties increased by 2.7 percent (3.2 percent in actual dollars) to $108.40, occupancy increased by 4.2 percentage points to 69.3 percent, and average daily rates decreased by 3.4 percent to $156.36.

The $16 million increase in segment results, compared to the first half of 2009, primarily reflected $7 million of higher base management and franchise fees, $6 million of lower general, administrative, and other expenses and $3 million of higher owned, leased, and other revenue net of direct expenses.

The $7 million of higher base management and franchise fees primarily reflected increased RevPAR and unit growth as well as franchise fees from new properties added to the Autograph Collection.

The $6 million decrease in general, administrative, and other expenses primarily reflected a favorable variance related to a $7 million charge for a security deposit that was deemed unrecoverable in the first half of 2009, partially offset by $2 million in net cost increases.

The $3 million increase in owned, leased, and other revenue net of direct expenses is primarily due to stronger results driven by higher RevPAR and property-level margins.

Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $2,131 million in the first half of 2010, compared to $2,049 million in the first half of 2009.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 18, 2010	June 19, 2009	Change 2010/2009	June 18, 2010	June 19, 2009	Change 2010/2009
Segment revenues	$507	$471	8%	$968	$912	6%

Segment results	$82	$72	14%	$141	$105	34%

Since the second quarter of 2009, across our North American Limited-Service Lodging segment we added 177 properties (21,715 rooms) and 13 properties (1,406 rooms) left the system. The properties that left the system were mostly managed hotels associated with our Residence Inn brand.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated North American limited-service properties increased by 4.0 percent to $76.03, occupancy increased by 3.9 percentage points to 70.4 percent, and average daily rates decreased by 1.7 percent to $108.00.

The $10 million increase in segment results, compared to the second quarter of 2009, reflected $10 million of higher base management and franchise fees and $1 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by $2 million of higher general, administrative, and other expenses.

The $10 million of higher base management and franchise fees primarily reflected higher RevPAR and new unit growth.

Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $361 million in the second quarter of 2010, compared to $334 million in the second quarter of 2009.

Twenty-four Weeks. Compared to the year-ago period, RevPAR for comparable company-operated North American limited-service properties increased by 0.4 percent to $71.43, occupancy increased by 3.9 percentage points to 66.5 percent, and average daily rates decreased by 5.4 percent to $107.36.

The $36 million increase in segment results, compared to the first half of 2009, reflected $28 million of lower general, administrative, and other expenses and $11 million of higher base management and franchise fees, partially offset by $2 million of lower joint venture equity earnings and $1 million of lower gains and other income.

The $28 million decrease in general, administrative, and other expenses primarily reflected a favorable variance from a $42 million impairment charge recorded in the first half of 2009 related to two security deposits that we deemed unrecoverable due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by an $11 million reversal of the remaining balance from the 2008 accrual for the expected funding of those cash flow shortfalls.

The $11 million of higher base management and franchise fees primarily reflected higher RevPAR and new unit growth.

The $2 million decrease in joint venture equity earnings primarily reflected an impairment charge associated with one joint venture. The $1 million decrease in gains and other income primarily reflected the lack of dividend distributions in the current period from one joint venture, which had a decline in available cash flow as a result of the weak demand environment.

Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $703 million in the first half of 2010, compared to $653 million in the first half of 2009.

International Lodging includes International Marriott Hotels & Resorts, International JW Marriott, International Renaissance Hotels, International Courtyard, International Fairfield Inn & Suites, International Residence Inn, and Marriott Executive Apartments.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 18, 2010	June 19, 2009	Change 2010/2009	June 18, 2010	June 19, 2009	Change 2010/2009
Segment revenues	$287	$250	15%	$554	$497	11%

Segment results	$42	$27	56%	$75	$64	17%

Since the second quarter of 2009, across our International Lodging segment we added 27 properties (7,232 rooms) and 11 properties (2,851 rooms) left the system, largely due to quality issues.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated international properties increased by 8.8 percent to $108.81, occupancy increased by 7.3 percentage points to 72.1 percent, and average daily rates decreased by 2.2 percent to $150.82. Comparable company-operated RevPAR improved significantly in China and Brazil and, to a lesser extent, in Germany, United Kingdom and Egypt, while the United Arab Emirates experienced RevPAR declines.

The $15 million increase in segment results in the second quarter of 2010, compared to the year-ago quarter, primarily reflected a $5 million increase in incentive management fees, a $6 million increase in owned, leased, and other revenue net of direct expenses, a $2 million increase in base management and franchise fees, and a $2 million decrease in restructuring costs.

The $5 million increase in incentive management fees was largely due to higher property-level revenue and continued tight property-level cost controls favorably impacting margins, as well as new unit growth. The $2 million increase in base management and franchise fees primarily reflected stronger RevPAR and new unit growth.

Owned, leased, and other revenue net of direct expenses increased by $6 million primarily reflecting $4 million of termination fees received in the 2010 second quarter and $4 million of stronger results at some owned and leased properties, partially offset by $4 million of additional rent expense associated with one property.

Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $130 million in the second quarter of 2010, compared to $115 million in the second quarter of 2009.

Twenty-four Weeks. Compared to the year-ago period, RevPAR for comparable company-operated international properties increased by 6.2 percent to $104.41, occupancy increased by 6.9 percentage points to 68.9 percent, and average daily rates decreased by 4.4 percent to $151.59. Comparable company-operated RevPAR improved significantly in China and Brazil and, to a lesser extent, in Germany, United Kingdom and Egypt, while the United Arab Emirates experienced RevPAR declines.

The $11 million increase in segment results in the first half of 2010, compared to the year-ago period, primarily reflected a $5 million increase in incentive management fees, a $3 million increase in base management and franchise fees, a $2 million decrease in restructuring costs, and a $2 million increase in owned, leased, and other revenue net of direct expenses, partially offset by $1 million of lower joint venture equity earnings and $1 million of lower gains and other income.

The $5 million increase in incentive management fees was largely due to higher property-level revenue and continued tight property-level cost controls favorably impacting margins, as well as new unit growth. The $3 million increase in base management and franchise fees primarily reflected stronger RevPAR and new unit growth.

Owned, leased, and other revenue net of direct expenses increased by $2 million, primarily reflecting $7 million of higher termination fees and $3 million of stronger results at some owned and leased properties, partially offset by $9 million of additional rent expense associated with one property.

Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $250 million in the first half of 2010, compared to $226 million in the first half of 2009.

Luxury Lodging includes The Ritz-Carlton and Bulgari Hotels & Resorts.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 18, 2010	June 19, 2009	Change 2010/2009	June 18, 2010	June 19, 2009	Change 2010/2009
Segment revenues	$364	$324	12%	$730	$675	8%

Segment results	$21	$15	40%	$42	$(7)	700%

Since the second quarter of 2009, across our Luxury Lodging segment we added 5 properties (744 rooms) and one property (349 rooms) left the system. Since the 2009 second quarter, we also added 2 residential products (183 units) and one product (25 units) left the system.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated luxury properties increased by 15.1 percent to $213.01, occupancy increased by 10.0 percentage points to 69.8 percent, and average daily rates decreased by 1.3 percent to $304.98. While Luxury Lodging was particularly impacted by weak demand associated with the financial services industry and other corporate group business in 2009, this strengthened during the 2010 second quarter.

The $6 million increase in segment results, compared to the second quarter of 2009, reflected a $3 million increase in incentive management fees, $2 million of higher owned, leased, and other revenue net of direct expenses, and a $1 million increase in base management fees.

The $3 million increase in incentive management fees primarily reflected fees earned and due from one property in the 2010 second quarter that were calculated based on prior periods’ results.

The $2 million of higher owned, leased, and other revenue net of direct expenses primarily reflected improved operating performance at three properties.

Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $291 million in the second quarter of 2010, compared to $262 million in the second quarter of 2009.

Twenty-four Weeks. Compared to the year-ago period, RevPAR for comparable company-operated luxury properties increased by 9.7 percent to $205.03, occupancy increased by 8.2 percentage points to 66.7 percent, and average daily rates decreased by 3.9 percent to $307.23. While Luxury Lodging was particularly impacted by weak demand associated with the financial services industry and other corporate group business in 2009, this demand improved in the first half of 2010.

The $49 million increase in segment results, compared to the first half of 2009, reflected a $31 million increase in joint venture equity earnings, $10 million of decreased general, administrative, and other expenses, a $4 million increase in incentive management fees, $3 million of higher owned, leased, and other revenue net of direct expenses, and a $2 million increase in base management fees.

The $31 million increase in joint venture equity earnings primarily reflected a favorable variance from a $30 million impairment charge recorded in the first half of 2009 associated with a joint venture investment that we determined to be fully impaired.

The $10 million decrease in general, administrative, and other expenses in the first half of 2010 primarily reflected a $5 million reversal of a completion guarantee accrual for which we satisfied the related requirements and a $4 million favorable variance from bad debt expense recorded in the 2009 first half on an accounts receivable balance we deemed uncollectible.

The $4 million increase in incentive management fees primarily reflected fees earned and due from one property in the 2010 first half that were calculated based on prior periods’ results.

The $3 million of higher owned, leased, and other revenue net of direct expenses primarily reflected improved operating performance at three properties.

Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $592 million in the first half of 2010, compared to $550 million in the first half of 2009.

Timeshare includes Marriott Vacation Club, The Ritz-Carlton Destination Club and Residences, and Grand Residences by Marriott.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 18, 2010	June 19, 2009	Change 2010/2009	June 18, 2010	June 19, 2009	Change 2010/2009
Segment Revenues
Base fee revenue	$12	$11		$23	$21
Sales and services revenue
Development	148	182		295	303
Services	84	80		167	150
Financing revenue
Interest income non-securitized notes	10	10		19	23
Interest income-securitized notes	33	0		69	0
Other financing revenue	1	(1)		3	(4)

Total financing revenue	44	9		91	19
Other revenue	13	12		21	20

Total sales and services revenue	289	283		574	492
Cost reimbursements	62	61		124	119

Segment revenues	$363	$355	2%	$721	$632	14%

Segment Results
Base fee revenue	$12	$11		$23	$21
Timeshare sales and services, net	50	4		100	(7)
Joint venture equity losses	(3)	(1)		(8)	(2)
Net losses attributable to noncontrolling interests	0	4		0	7
Restructuring costs	0	(30)		0	(31)
General, administrative, and other expense	(15)	(23)		(32)	(40)
Interest expense	(14)	0		(28)	0

Segment results	$30	$(35)	186%	$55	$(52)	206%

Contract Sales
Timeshare	$155	$200		$306	$338
Fractional	8	8		16	18
Residential	2	2		6	(3)

Total company	165	210		328	353
Timeshare	0	0		0	0
Fractional	(1)	(18)		0	(5)
Residential	(3)	17		(3)	(10)

Total joint venture	(4)	(1)		(3)	(15)

Total Timeshare segment contract sales	$161	$209	-23%	$325	$338	-4%

Twelve Weeks. Timeshare segment contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential ownership products before the adjustment for percentage-of-completion accounting. Timeshare segment contract sales decreased by $48 million compared to the second quarter of 2009 to $161 million from $209 million. The decrease in Timeshare segment contract sales in the second quarter of 2010, compared to the year-ago quarter, reflected a $45 million decrease in timeshare contract sales and a $20 million decrease in residential contract sales, partially offset by a $17 million increase in fractional contract sales. Sales of timeshare intervals were hurt by tough comparisons driven by sales promotions in the 2009 second quarter. Residential and fractional contract sales were impacted in the second quarter of 2010 by a net $3 million increase in cancellation allowances that we recorded in anticipation that a portion of contract revenue, previously recorded under the percentage-of-completion method of accounting, for certain residential and fractional projects will not be realized due to contract cancellations prior to closing. The net $3 million of cancellation allowances in the 2009 second quarter consisted of $20 million in fractional cancellation allowances, mostly offset by $17 million in residential cancellation allowance reversals.

The $8 million increase in Timeshare segment revenues to $363 million from $355 million primarily reflected a $6 million increase in Timeshare sales and services revenue. The increase in Timeshare sales and services revenue, compared to the year-ago quarter, primarily reflected higher financing revenue due to higher interest income associated with the impact of ASU Nos. 2009-16 and 2009-17 and, to a lesser extent, higher services revenue reflecting increased rental occupancy levels and rates. These favorable impacts were mostly offset by lower development revenue due to tough comparisons driven by sales promotions in the 2009 second quarter, lower reportability as certain timeshare projects in the 2010 second quarter have not yet reached revenue recognition reportability thresholds, and a $6 million increase in reserves associated with a change in our method of estimating uncollectible accounts. We now reserve for 100 percent of notes that are in default in addition to the reserve we record on notes not in default.

Segment income of $30 million in the second quarter of 2010 increased by $65 million from $35 million of segment losses in the second quarter of 2009, and primarily reflected $46 million of higher Timeshare sales and services revenue net of direct expenses, $30 million of lower restructuring costs which reflected restructuring costs incurred in the 2009 second quarter, and $8 million of lower general, administrative, and other expenses, partially offset by $14 million of interest expense and a $4 million decrease in net losses attributable to noncontrolling interest.

The $46 million increase in Timeshare sales and services revenue net of direct expenses primarily reflected $35 million of higher financing revenue, $9 million of higher development revenue net of product costs and marketing and selling costs, and $4 million of higher services revenue net of expenses, partially offset by $3 million of lower other revenue net of expenses. Higher development revenue net of product costs and marketing and selling costs primarily reflected lower costs due to lower sales volumes and lower marketing and selling costs, as well as a favorable variance from an $8 million charge related to an issue with a state tax authority in the 2009 second quarter, mostly offset by lower development revenue for the reasons stated previously. The increase in services revenue net of expenses primarily reflected higher rental revenue. The decrease in other revenue net of expenses primarily reflected start-up costs related to the new points-based program. See “Marriott Vacation Club Destinations Points-Based Program” later in this Form 10-Q for additional information on this program.

The $35 million increase in financing revenue, primarily reflected: (1) a $33 million increase in interest income on notes receivable from the notes receivable we now consolidate associated with past securitization transactions as part of the adoption of ASU Nos. 2009-16 and 2009-17. Please also see Footnote No. 9, “Notes Receivable,” for additional information on these notes receivable, including their weighted average interest rate and range of stated interest rates at June 18, 2010; and (2) a favorable variance from a $12 million charge in the 2009 second quarter related to the reduction in the valuation of residual interests. These favorable variances were partially offset by $9 million of decreased residual interest accretion reflecting the elimination of residual interests as part of the 2010 first quarter adoption of ASU Nos. 2009-16 and 2009-17.

The $8 million decrease in general, administrative, and other expenses primarily reflected a favorable variance to a $7 million write-off of capitalized software development costs in the 2009 second quarter related to a project for which we decided not to pursue further development.

The $14 million in interest expense was a result of the consolidation of debt obligations due to our adoption of ASU Nos. 2009-16 and 2009-17.

The $4 million decrease to zero in net losses attributable to a noncontrolling interest was associated with our acquisition that began in the 2009 third quarter of that noncontrolling interest. See Footnote No. 15, “Variable Interest Entities,” for additional information.

Twenty-four Weeks. Timeshare segment contract sales decreased by $13 million compared to the first half of 2009 to $325 million from $338 million. The decrease in Timeshare segment contract sales in the first half of 2010, compared to the year-ago period, reflected a $32 million decrease in timeshare contract sales, partially offset by a $16 million increase in residential contract sales and a $3 million increase in fractional contract sales. Sales of timeshare intervals were hurt by tough comparisons driven by sales promotions in the 2009 second quarter. Residential and fractional contract sales benefited from a $17 million decrease in cancellation allowances we recorded in anticipation that a portion of contract revenue previously recorded under the percentage-of-completion method of accounting for certain residential and fractional projects will not be realized due to contract cancellations prior to closing.

The $89 million increase in Timeshare segment revenues to $721 million from $632 million primarily reflected an $82 million increase in Timeshare sales and services revenue, a $5 million increase in cost reimbursements revenue, and a $2 million increase in base management fees. The increase in Timeshare sales and services revenue, compared to the year-ago period, primarily reflected higher financing revenue due to higher interest income associated with the impact of ASU Nos. 2009-16 and 2009-17 and, to a lesser extent, higher services revenue reflecting increased rental occupancy levels and rates. These favorable impacts were partially offset by lower development revenue due to tough comparisons driven by sales promotions in the 2009 second quarter and a $25 million increase in reserves primarily related to a change in the calculation of estimate of uncollectible accounts as discussed previously, partially offset by favorable reportability from projects that became reportable in the 2010 first half upon reaching revenue recognition reportability thresholds.

Segment income of $55 million in the first half of 2010 increased by $107 million from $52 million of segment losses in the first half of 2009, and reflected $107 million of higher Timeshare sales and services revenue net of direct expenses, $31 million of lower restructuring costs which reflected restructuring costs incurred in the 2009 first half, $8 million of lower general, administrative, and other expenses, and a $2 million increase in base management fees, partially offset by $28 million of interest expense, $6 million of lower joint venture equity earnings, and a $7 million decrease in net losses attributable to noncontrolling interest.

The $107 million increase in Timeshare sales and services revenue net of direct expenses primarily reflected $72 million of higher financing revenue, $23 million of higher development revenue net of product costs and marketing and selling costs, $7 million of higher services revenue net of expenses, and $5 million of other revenue net of expense. Higher development revenue net of product costs and marketing and selling costs primarily reflected lower costs due to lower sales volumes and lower marketing and selling costs, as well as favorable variances from both an $8 million charge related to an issue with a state tax authority and a net $3 million impact from contract cancellation allowances in the 2009 first half, partially offset by lower development revenue for the reasons stated previously. The unfavorable impact to development revenue related to the reserve for uncollectible accounts was also partially offset by a favorable impact in product costs, resulting in a net $12 million increase in reserves. The increase in services revenue net of expenses primarily reflected higher rental revenue.

The $72 million increase in financing revenue, primarily reflected: (1) a net $65 million increase in interest income, reflecting a $69 million increase from the notes receivable we now consolidate associated with past securitization transactions as part of the adoption of ASU Nos. 2009-16 and 2009-17, partially offset by a $4 million decrease in interest income related to non-securitized notes receivable reflecting a lower outstanding balance. Please also see Footnote No. 9, “Notes Receivable,” for additional information on these notes receivable, including their weighted average interest rate and range of stated interest rates at June 18, 2010; (2) a favorable variance from a $25 million charge in the 2009 first half related to the reduction in the valuation of residual interests; and (3) $1 million of higher income as a result of the loss on our first quarter 2009 sale of notes receivable. These favorable variances were partially offset by $18 million of decreased residual interest accretion reflecting the elimination of residual interests as part of the 2010 first quarter adoption of ASU Nos. 2009-16 and 2009-17.

The $28 million in interest expense was a result of the consolidation of debt obligations due to the adoption of ASU Nos. 2009-16 and 2009-17.

The $8 million decrease in general, administrative, and other expenses primarily reflected a favorable variance to a $7 million write-off of capitalized software development costs in the 2009 first half related to a project for which we decided not to pursue further development.

Joint venture equity earnings decreased by $6 million and primarily reflected decreased earnings from a residential and fractional project joint venture, primarily due to increased cancellation allowances recorded at that joint venture.

The $7 million decrease to zero in net losses attributable to a noncontrolling interest was associated with our acquisition that began in the 2009 third quarter of that noncontrolling interest. See Footnote No. 15, “Variable Interest Entities,” for additional information.

MARRIOTT VACATION CLUB DESTINATIONS PROGRAM

In June 2010, subsequent to the end of our 2010 second quarter, we launched the points-based Marriott Vacation Club Destinations program (“MVCD program”) in North America and the Caribbean. Under the MVCD program, we sell beneficial interests in a domestic land trust. Based on the number of beneficial interests purchased, MVCD members receive an annual allocation of Vacation Club Points to redeem for travel at numerous destinations. For owners of weeks-based intervals, their existing rights and privileges are unchanged; however, those owners now have the option of enrolling in the MVCD Exchange program. After enrolling, those owners can each year, at their option, exchange their week for Vacation Club Points.

We believe the MVCD program will appeal to a broader demographic by allowing us to sell our resort system at all locations and providing our owners with more flexible usage options. We expect that this will result in fewer resorts under construction at any given time and allow us to better leverage successful sales centers at completed resorts. We believe this program will further appeal to prospective owners by offering them more flexibility in using points to tailor their vacation experience.

We anticipate revenue recognition for the MVCD program will follow our Timeshare Points-Based Use System revenue recognition policy (see our 2009 Form 10-K, Footnote No. 1, “Summary of Significant Accounting Policies”). We anticipate the timing of revenue recognition for this program will approximate contract sales because we expect to sell fully completed inventory for the foreseeable future. With more efficient inventory management, we expect to have lower unsold maintenance fee expense, which should enhance profitability over time. In addition to capitalized costs for internally developed software and licensing fees of $19 million, we estimate that the start-up costs for the MVCD program in 2010 will be approximately $10 million and will be reflected in our Consolidated Statement of Income in Timeshare sales and service, net of direct expenses.

Given the amount of inventory we have, we do not expect to develop new timeshare resorts for the foreseeable future.

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

During the first half of 2010, we granted 3.7 million RSUs and 1.1 million Employee SARs. See Footnote No. 4, “Share-Based Compensation,” earlier in this report for additional information.

NEW ACCOUNTING STANDARDS

See Footnote No. 1, “Basis of Presentation,” and Footnote No. 2, “New Accounting Standards,” for information related to our adoption of new accounting standards in the 2010 first half and Footnote No. 2, “New Accounting Standards,” for information on our anticipated future adoption of recently issued accounting standards.

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

The Credit Facility contains certain covenants, including a single financial covenant that limits the Company’s maximum leverage (consisting of the ratio of Adjusted Total Debt to Consolidated EBITDA, each as defined in the Credit Facility) to not more than 4 to 1. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility and public debt instruments, including the Credit Facility’s leverage covenant, and do not expect the covenants to restrict our ability to meet our anticipated borrowing and guarantee levels or increase those levels should we decide to do so in the future.

We believe the Credit Facility, together with cash we expect to generate from operations, remains adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements.

At June 18, 2010, our available borrowing capacity amounted to $2.310 billion and reflected borrowing capacity of $2.210 billion under our Credit Facility and our cash balance of $100 million. We calculate that borrowing capacity by taking $2.404 billion of effective aggregate bank commitments under our Credit Facility, and subtracting $98 million of outstanding letters of credit and $96 million of outstanding Credit Facility borrowings. As noted in the previous paragraphs, we anticipate that this available capacity will be adequate to fund our liquidity needs. Since we continue to have ample flexibility under the Credit Facility’s covenants, we also expect that undrawn bank commitments under the Credit Facility will remain available to us even if business conditions were to deteriorate markedly.

Cash and cash equivalents totaled $100 million at June 18, 2010, a decrease of $15 million from year-end 2009, reflecting activity for the twenty-four weeks ended June 18, 2010, as follows: Credit Facility net repayments ($329 million); debt repayments ($179 million); capital expenditures ($64 million); other cash outflows ($29 million); and dividend payments ($14 million). Mostly offsetting these outflows were cash inflows associated with the following: operating cash inflows ($522 million); common stock issuances ($54 million); and loan collections and sales and other investing activities, net of loan advances ($24 million).

Timeshare Cash Flows

Due to our adoption of ASU Nos. 2009-16 and 2009-17 in the 2010 first quarter, as discussed in more detail in Footnote No. 1, “Basis of Presentation,” we no longer account for note receivable securitizations as sales, but rather as secured borrowings as defined in these topics, and accordingly we do not expect to recognize gains or losses on future note receivable securitizations. As part of our adoption of these topics, we have classified the following first half of 2010 activity under the “Financing Activities” caption of our Condensed Consolidated Statement of Cash Flows: (1) payments on the newly recorded debt obligations as repayments of long-term debt ($105 million); (2) note repurchases (previously classified in “Timeshare activity, net” under “Operating Activities” for the 2009 first half) as repayments of long-term debt ($29 million); and (3) note sale proceeds on any future note securitizations (previously classified in “Timeshare activity, net” under “Operating Activities” for the 2009 first half) as issuance of long-term debt (zero for the 2010 first half). Also, we will no longer have any cash flow activity related to residual interests or servicing assets. We will continue to classify any collections on held notes receivable, as well as the notes receivable we reestablished in the 2010 first quarter associated with past securitization transactions, as “Timeshare activity, net” in “Operating Activities.”

In response to lower demand for our timeshare products, we have correspondingly reduced our projected investment in new development. See Footnote No. 20, “Timeshare Strategy-Impairment Charges,” in the 2009 Form 10-K for additional information. While our Timeshare segment historically generates positive operating cash flow, year-to-year cash flow varies based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We include timeshare reportable sales we finance in cash from operations when we collect cash payments. The following table shows the net operating activity from our Timeshare segment (which does not include income from our Timeshare segment). In the first halves of 2010 and 2009, respectively, new Timeshare segment mortgages were $113 million and $133 million, respectively, and collections totaled $173 million (which included collections on securitized notes of $116 million) and $86 million, respectively.

	Twenty-Four Weeks Ended
($ in millions)	June 18, 2010	June 19, 2009
Timeshare segment development less than (in excess of) cost of sales	$60	$(41)
Timeshare segment collections (net of new mortgages)	60	(47)
Note repurchases	0	(35)
Financially reportable sales less than (in excess of) closed sales	16	(27)
Note sale losses	0	1
Note sale proceeds	0	181
Collection on retained interests in notes sold and servicing fees	0	43
Other cash (outflows) inflows	(11)	5

Net cash inflows from Timeshare segment activity	$125	$80

See Footnote No. 10, “Long-term Debt,” for additional information on performance triggers in the 2010 first half. As of June 18, 2010, only one of our 13 securitized notes receivable pools was out of compliance with applicable triggers. We anticipate that in the third quarter of 2010, in addition to this one pool, five other pools will reach performance triggers, all of which we expect to subsequently cure during the third and fourth quarters of 2010. We expect that for the 2010 fiscal year we will redirect approximately $8 million of cash flows as a result of reaching the performance triggers.

We estimate that, for the 20-year period from 2010 through 2029, the cash flow associated with completing all phases of our existing portfolio of owned timeshare properties will be approximately $2.7 billion. This estimate is based on our current development plans, which remain subject to change.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2009 Form 10-K, other than those resulting from changes in the amount of outstanding debt.

As of the end of the 2010 second quarter, debt had increased by $613 million to $2,911 million compared to $2,298 million at year-end 2009, and reflected consolidation (in conjunction with the adoption of ASU Nos. 2009-16 and 2009-17) of debt with a balance as of June 18, 2010, of $987 million, partially offset by decreased borrowings under our Credit Facility of $329 million and other net debt decreases of $45 million. At the end of the 2010 second quarter, future debt payments plus interest totaled $3,560 million and are due as follows: $175 million in 2010; $274 million in 2011; $700 million in 2012; $631 million in 2013; $214 million in 2014; and $1,566 million thereafter.

Share Repurchases

We did not purchase any shares of our Class A Common Stock during the twenty-four weeks ended June 18, 2010, and do not expect to repurchase shares during the remainder of 2010.

Dividends

On May 7, 2010, our board of directors declared a quarterly cash dividend of $0.04 per share, which was paid on June 25, 2010 to shareholders of record on May 21, 2010.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to the range of operating risks common to the hotel, timeshare, and corporate apartment industries. The profitability of the hotels, vacation timeshare resorts, and corporate apartments that we operate or franchise may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms, timeshare interval, fractional ownership, and residential products, and apartments;

(2)	pricing strategies of our competitors;

(3)	international, national, and regional economic and geopolitical conditions;

(4)	the impact of war, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats;

(5)	the desirability of particular locations and changes in travel patterns;

(6)	travelers’ fears of exposure to contagious diseases, such as H1N1 Flu, Avian Flu and Severe Acute Respiratory Syndrome (“SARS”);

(7)	the occurrence of natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, and oil spills;

(8)	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures, and costs;

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

General economic uncertainty and weak demand in the lodging and timeshare industries could continue to impact our financial results and growth. Weak economic conditions in the United States, Europe and much of the rest of the world and the uncertainty over the duration of that weakness could continue to have a negative impact on the lodging and timeshare industries. As a result of current economic conditions, we continue to experience weakened demand for our hotel rooms and timeshare products. Recent improvements in demand trends globally may not continue, and our future financial results and growth could be further harmed or constrained if the recovery was to stall or conditions were to worsen.

Operational Risks

Our lodging operations are subject to international, national, and regional conditions. Because we conduct our business on a national and international platform, our activities are susceptible to changes in the performance of regional and global economies. In recent years, our business has been hurt by decreases in travel resulting from weak economic conditions, and the heightened travel security measures that have resulted from the threat of further terrorism. Our future economic performance could be similarly affected by the economic environment in the United States and other regions, the resulting unknown pace of business travel, and the occurrence of any future incidents in the countries where we operate.

The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business. We currently operate or franchise hotels and resorts in 70 countries, our operations outside the United States represented approximately 16 percent of our revenues in the 2010 second quarter, and we expect that the international share of our total revenues will increase in future years. As a result, we are increasingly exposed to a number of challenges and risks associated with doing business outside the United States, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business: (1) compliance with complex and changing laws, regulations and policies of foreign governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. laws that affect the activities of U.S. companies abroad; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; and (6) rapid changes in government policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.

New branded products that we launch in the future may not be successful. We may in the future launch additional programs or branded products. We cannot assure that our recently launched EDITION and Autograph Collection brands and Marriott Vacation Club Destination points-based program or new products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers, that we will recover the costs we incurred in developing the brands, or that the brands will be successful. In addition, some of these new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties regarding areas of consultation or shared control could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.

Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, and other natural disasters, man-made disasters such as the current oil spill in the Gulf of Mexico, and the spread of contagious diseases, such as H1N1 Flu, Avian Flu, and SARS, in locations where we own, manage or franchise significant properties, and areas of the world from which we draw a large number of customers can cause a decline in the level of business and leisure travel and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty can have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms, timeshare units, and corporate apartments or limit the prices that we are able to obtain for them, both of which could adversely affect our profits.

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

Damage to, or other potential losses involving, properties that we own, manage or franchise may not be covered by insurance. We have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or too expensive to justify obtaining insurance.

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

Development and Financing Risks

While we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and improve hotels and to develop timeshare properties, and we or our hotel owners may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and improvement of existing hotels by our owners depends in large measure on capital markets and liquidity factors, over which we can exert little control. Instability in the financial markets following the 2008 worldwide financial crisis and the contraction of available liquidity and leverage continue to constrain the capital markets for hotel and real estate investments. In addition, owners of existing hotels that we franchise or manage may have difficulty meeting required debt service payments or refinancing loans at maturity. While lenders have shown a willingness to work with borrowers to extend relief in the short to medium term, some current and prospective hotel owners are still finding new hotel financing on commercially viable terms to be challenging.

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

Other Risks Associated with Timeshare and Residential Properties

Disruption in the credit markets could impair our ability to sell the loans that our Timeshare business generates. Our Timeshare business provides financing to purchasers of our timeshare and fractional properties, and we periodically sell interests in those loans in the securities markets. Disruption in the credit markets in the second half of 2008 and much of 2009 impaired the timing and volume of the timeshare loans that we sell, as well as the financial terms of such sales. Although improved market conditions allowed us to successfully complete a sale in the fourth quarter of 2009 on terms that were substantially more favorable than the first quarter 2009 transaction, future deterioration in the financial markets could preclude, delay or increase the cost to us of future note sales, which could in turn cause us to reduce spending in order to maintain our leverage and return targets.

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

Purchaser defaults on the loans our Timeshare business generates could reduce our Timeshare revenues and profits. We are also subject to the risk of default on the financing we provide to purchasers of our timeshare and fractional properties. Purchaser defaults could force us to foreclose on the loan and reclaim ownership of the financed property, both for loans that we have not securitized and in our role as servicer for the loans we have securitized. If we cannot resell foreclosed properties in a timely manner or at a price sufficient to repay the loans and our costs, we could incur losses or impairment charges on loans we have yet to securitize or our residual interest in loans that we have securitized.

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

Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation and/or subject us to costs, fines, or lawsuits. Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers as they are entered into, processed by, summarized by, and reported by our various information systems and those of our service providers. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions. Our customers and employees also have a high expectation that their personal information will be adequately protected by us and our service providers. The regulatory environment surrounding information security and privacy is increasingly demanding in both the United States and other jurisdictions in which we operate. A significant theft, loss, or fraudulent use of customer, employee, or company data by us or by a service provider could adversely impact our reputation and could result in remedial and other expenses such as fines and litigation.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the twelve and twenty-four weeks ended June 18, 2010, and June 19, 2009, respectively; (ii) the Condensed Consolidated Balance Sheets at June 18, 2010, and January 1, 2010; and (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 18, 2010, and June 19, 2009, respectively. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC. 16th day of July, 2010

/s/ William J. Shaw
William J. Shaw
Vice Chairman

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President and Chief Financial Officer