Form 10-Q
period 2010-09-10
MARRIOTT INTERNATIONAL INC /MD/
filed 2010-10-08
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 10, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 364,245,305 shares of Class A Common Stock, par value $0.01 per share, outstanding at September 24, 2010.

MARRIOTT INTERNATIONAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
REVENUES
Base management fees	$123	$116	$384	$367
Franchise fees	109	100	305	281
Incentive management fees	21	17	107	95
Owned, leased, corporate housing, and other revenue	220	226	704	684
Timeshare sales and services (including note sale losses of $1 for the thirty-six weeks ended September 11, 2009)	275	254	849	746
Cost reimbursements	1,900	1,758	5,700	5,355

	2,648	2,471	8,049	7,528

OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	213	214	654	638
Timeshare-direct	219	238	693	737
Timeshare strategy-impairment charges	0	614	0	614
Reimbursed costs	1,900	1,758	5,700	5,355
Restructuring costs	0	9	0	44
General, administrative, and other	149	144	429	507

	2,481	2,977	7,476	7,895

OPERATING INCOME (LOSS)	167	(506)	573	(367)
Gains (losses) and other income (including gain on debt extinguishment of $21 for the thirty-six weeks ended September 11, 2009)	3	(1)	7	27
Interest expense	(41)	(27)	(130)	(84)
Interest income	4	5	11	20
Equity in losses	(5)	(12)	(20)	(50)
Timeshare strategy-impairment charges (non-operating)	0	(138)	0	(138)

INCOME (LOSS) BEFORE INCOME TAXES	128	(679)	441	(592)
(Provision) benefit for income taxes	(45)	210	(156)	133

NET INCOME (LOSS)	83	(469)	285	(459)
Add: Net losses attributable to noncontrolling interests, net of tax	0	3	0	7

NET INCOME (LOSS) ATTRIBUTABLE TO MARRIOTT	$83	$(466)	$285	$(452)

EARNINGS PER SHARE-Basic
Earnings (losses) per share attributable to Marriott shareholders	$0.23	$(1.31)	$0.79	$(1.27)

EARNINGS PER SHARE-Diluted
Earnings (losses) per share attributable to Marriott shareholders	$0.22	$(1.31)	$0.76	$(1.27)

CASH DIVIDENDS DECLARED PER SHARE	$0.0400	$0.0000	$0.1200	$0.0866

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	(Unaudited) September 10, 2010	January 1, 2010
ASSETS
Current assets
Cash and equivalents (including from VIEs of $0 and $6, respectively)	$223	$115
Accounts and notes receivable (including from VIEs of $109 and $3, respectively)	931	838
Inventory (including from VIEs of $0 and $96, respectively)	1,455	1,444
Current deferred taxes, net	223	255
Prepaid expenses	74	68
Other (including from VIEs of $58 and $0, respectively)	155	131

	3,061	2,851
Property and equipment	1,327	1,362
Intangible assets
Goodwill	875	875
Contract acquisition costs and other	748	731

	1,623	1,606

Equity and cost method investments	245	249
Notes receivable (including from VIEs of $797 and $0, respectively)	1,295	452
Deferred taxes, net	1,050	1,020
Other (including from VIEs of $16 and $0, respectively)	188	393

	$8,789	$7,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt (including from VIEs of $114 and $2, respectively)	$126	$64
Accounts payable	509	562
Accrued payroll and benefits	714	519
Liability for guest loyalty program	456	454
Other (including from VIEs of $6 and $7, respectively)	691	688

	2,496	2,287
Long-term debt (including from VIEs of $798 and $3, respectively)	2,600	2,234
Liability for guest loyalty program	1,243	1,193
Other long-term liabilities	1,095	1,077

Marriott shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,580	3,585
Retained earnings	3,191	3,103
Treasury stock, at cost	(5,427)	(5,564)
Accumulated other comprehensive income	6	13

	1,355	1,142

	$8,789	$7,933

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Thirty-Six Weeks Ended
	September 10, 2010	September 11, 2009
OPERATING ACTIVITIES
Net income (loss)	$285	$(459)
Adjustments to reconcile to cash provided by (used in) operating activities:
Depreciation and amortization	121	124
Income taxes	91	(195)
Timeshare activity, net	213	54
Timeshare strategy-impairment charges	0	752
Liability for guest loyalty program	26	68
Restructuring costs, net	(9)	18
Asset impairments and write-offs	9	66
Working capital changes and other	177	169

Net cash provided by operating activities	913	597

INVESTING ACTIVITIES
Capital expenditures	(147)	(112)
Dispositions	3	1
Loan advances	(16)	(50)
Loan collections and sales	14	15
Equity and cost method investments	(15)	(27)
Contract acquisition costs	(35)	(26)
Other	35	69

Net cash used in investing activities	(161)	(130)

FINANCING ACTIVITIES
Credit facility, net repayment	(425)	(259)
Repayment of long-term debt	(268)	(159)
Issuance of Class A Common Stock	78	10
Dividends paid	(29)	(63)

Net cash used in financing activities	(644)	(471)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	108	(4)
CASH AND EQUIVALENTS, beginning of period	115	134

CASH AND EQUIVALENTS, end of period	$223	$130

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (“Marriott,” and together with its subsidiaries “we,” “us,” or the “Company”). In accordance with the guidance for noncontrolling interests in consolidated financial statements, references in this report to our earnings per share, net income, and shareholders’ equity attributable to Marriott do not include noncontrolling interests (previously known as minority interests), which we report separately.

These condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Although we believe our disclosures are adequate to make the information presented not misleading, you should read the condensed consolidated financial statements in this report in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010, (“2009 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2009 Form 10-K.

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

Our 2010 third quarter ended on September 10, 2010; our 2009 fourth quarter ended on January 1, 2010; and our 2009 third quarter ended on September 11, 2009. In our opinion, our condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 10, 2010, and January 1, 2010, the results of our operations for the twelve and thirty-six weeks ended September 10, 2010, and September 11, 2009, and cash flows for the thirty-six weeks ended September 10, 2010, and September 11, 2009. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. We have also reclassified certain prior year amounts to conform to our 2010 presentation.

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

As a result of adopting both topics in the 2010 first quarter, we consolidated 13 existing qualifying special purpose entities associated with past securitization transactions. We recorded a one-time non-cash pretax reduction to shareholders’ equity of $238 million in the 2010 first quarter, representing the cumulative effect of a change in accounting principle. Including the related $92 million decrease in deferred tax liabilities, the after-tax reduction to shareholders’ equity totaled $146 million. The one-time non-cash after-tax reduction to shareholders’ equity was approximately $41 million greater than we had estimated for this charge, as disclosed in our 2009 Form 10-K, primarily due to increased notes receivable reserves recorded for the newly consolidated notes receivable. This increase in reserves was due to a change in estimate of uncollectible accounts based on historical experience. We now reserve for 100 percent of notes that are in default in addition to the reserve we record on the remaining notes.

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

Adopting these topics had the following impacts on our Condensed Consolidated Balance Sheet at January 2, 2010: (1) assets increased by $970 million, primarily representing the consolidation of notes receivable (and corresponding reserves) partially offset by the elimination of the Company’s retained interests; (2) liabilities increased by $1,116 million, primarily representing the consolidation of debt obligations associated with third party interests; and (3) shareholders’ equity decreased by approximately $146 million. Adopting these topics also impacted our income statement by increasing interest income (reflected in Timeshare sales and services revenue) from notes sold and increasing interest expense from consolidation of debt obligations, partially offset by the absence of accretion income on residual interests that were eliminated. We do not expect to recognize gains or losses from future securitizations of our timeshare notes as a result of the adoption of these topics.

Please also see the parenthetical disclosures on our Condensed Consolidated Balance Sheets that show the amounts of consolidated assets and liabilities associated with variable interest entities (including Timeshare segment securitization variable interest entities) that we consolidated.

Restricted Cash

Restricted cash in our Condensed Consolidated Balance Sheets at the end of the 2010 third quarter and year-end 2009 is recorded as $68 million and $54 million, respectively, in the “Other current assets” line and $28 million and $22 million, respectively, in the “Other long-term assets” line. Restricted cash primarily consists of cash held in a reserve account related to Timeshare segment notes receivable securitizations; cash held internationally that we have not repatriated due to accounting, statutory, tax and foreign currency risks; and deposits received, primarily associated with timeshare interval, fractional ownership, and residential sales that are held in escrow until the contract is closed.

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

ASU No. 2009-16 and ASU No. 2009-17

On the first day of our 2010 fiscal year, we adopted ASU No. 2009-16, which amended Topic 860, “Transfers and Servicing,” by: (1) eliminating the concept of a qualifying special-purpose entity (“QSPE”); (2) clarifying and amending the criteria for a transfer to be accounted for as a sale; (3) amending and clarifying the unit of account eligible for sale accounting; and (4) requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. In addition, this topic requires us as a reporting entity to evaluate entities that had been treated as QSPEs under previous accounting guidance for consolidation under the applicable current guidance. The topic also mandates that we supplement our disclosures about, among other things, our continuing involvement with transfers of financial assets previously accounted for as sales, the inherent risks in our retained financial assets, and the nature and financial effect of restrictions on the assets that we continue to report in our balance sheet.

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

Accounting Standards Update No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”)

We adopted ASU No. 2009-13 in the 2010 third quarter and applied it retrospectively to the first day of our 2010 fiscal year, as required by the guidance. ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements (complex contracts or related contracts that require the separate delivery of multiple goods and/or services) by expanding the circumstances in which vendors may account for deliverables separately rather than as a combined unit. This update clarifies the guidance on how to separate such deliverables and how to measure and allocate consideration for these arrangements to one or more units of accounting. The previous guidance required a vendor to use vendor-specific objective evidence or third-party evidence of selling price to separate deliverables in multiple-deliverable arrangements. In addition to retaining this guidance, in situations where vendor-specific objective evidence or third-party evidence is not available, ASU No. 2009-13 requires a vendor to allocate arrangement consideration to each deliverable in multiple-deliverable arrangements based on each deliverable’s relative selling price. Our adoption did not have a material impact on our financial statements, and we do not expect it will have a material effect on our financial statements in future periods.

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

Future Adoption of Accounting Standards

ASU No. 2010-06 – Provisions Effective in the 2011 First Quarter

Certain provisions of ASU No. 2010-06 are effective for fiscal years beginning after December 15, 2010, which for us will be our 2011 first quarter. Those provisions, which amended Subtopic 820-10, will require us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation of fair value measurements, in contrast to the current aggregate presentation as a single line item. Although this may change the appearance of our fair value reconciliations, we do not believe the adoption will have a material impact on our financial statements or disclosures.

Accounting Standards Update No. 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”)

ASU No. 2010-20 amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010, which for us is the 2010 fourth quarter; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, which for us is the 2011 first quarter. We believe the adoption of this update will primarily result in increased notes receivable disclosures, but will not have any other impact on our financial statements.

3.	Income Taxes

The Internal Revenue Service (“IRS”) has examined our federal income tax returns, and we have settled all issues for tax years through 2004. We filed a refund claim relating to 2000 and 2001. The IRS disallowed the claims, and in July 2009, we protested the disallowance. This issue is pending in the IRS Appeals Division. The 2005, 2006, 2007, and 2008 field examinations have been completed, and the unresolved issues from those years are now also with the IRS Appeals Division. The IRS examinations for 2009 and 2010 are ongoing as part of the IRS’s Compliance Assurance Program. Various state, local, and foreign income tax returns are also under examination by taxing authorities.

See Footnote No. 1, “Basis of Presentation,” for additional information on the one-time non-cash reduction to shareholders’ equity and the related tax impact that we recorded in conjunction with our first quarter 2010 adoption of ASU Nos. 2009-16 and 2009-17.

For the third quarter of 2010, we decreased unrecognized tax benefits by $2 million from $224 million at the end of the 2010 second quarter. For the thirty-six weeks ended September 10, 2010, we decreased unrecognized tax benefits by $27 million from $249 million at year-end 2009, primarily reflecting the settlement of an unfavorable U.S. Court of Federal Claims decision involving a refund claim associated with a 1994 transaction. The settlement resulted in no further outlay of cash tax, and we do not anticipate any further cash tax payments for this issue. The unrecognized tax benefits balance of $222 million at the end of the 2010 third quarter included $109 million of tax positions that, if recognized, would impact our effective tax rate.

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

We recorded share-based compensation expense related to award grants of $27 million and $23 million for the twelve weeks ended September 10, 2010 and September 11, 2009, respectively, and $77 million and $73 million for the thirty-six weeks ended September 10, 2010 and September 11, 2009, respectively. Deferred compensation costs related to unvested awards totaled $147 million and $122 million at September 10, 2010 and January 1, 2010, respectively.

RSUs

We granted 3.7 million RSUs during the thirty-six weeks ended September 10, 2010, to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the date of grant. RSUs granted in the first three quarters of 2010 had a weighted average grant-date fair value of $27.

SARs

We granted 1.1 million SARs to officers and key employees during the first three quarters of 2010. These SARs expire 10 years after the date of grant and both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. These SARs had a weighted average grant-date fair value of $10, and a weighted average exercise price of $27.

To estimate the fair value of each SAR granted, we use a binomial method, under which the weighted average expected SARs terms are calculated as the product of a lattice-based binomial valuation model that uses suboptimal exercise factors. We use historical data to estimate exercise behaviors for separate groups of retirement eligible and non-retirement eligible employees.

We used the following assumptions to determine the fair value of the Employee SARs granted during the first three quarters of 2010.

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

Other Information

At the end of the 2010 third quarter, 63 million shares were reserved under the Comprehensive Plan, including 33 million shares under the Stock Option Program and the SAR Program.

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

	At September 10, 2010		At Year-End 2009
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$48	$45	$41	$43
Loans to timeshare owners – securitized	797	903	0	0
Loans to timeshare owners – non-securitized	321	351	352	368
Senior, mezzanine, and other loans – non-securitized	177	130	100	77
Residual interests and effectively owned notes	0	0	197	197
Restricted cash	28	28	22	22
Marketable securities	19	19	18	18

Total long-term financial assets	$1,390	$1,476	$730	$725

Non-recourse debt associated with securitized notes receivable	$(798)	$(674)	$0	$0
Senior Notes	(1,630)	(1,762)	(1,627)	(1,707)
$2,404 Effective Credit Facility	0	0	(425)	(425)
Other long-term debt	(148)	(136)	(154)	(154)
Other long-term liabilities	(76)	(73)	(86)	(75)
Long-term derivative liabilities	(2)	(2)	(1)	(1)

Total long-term financial liabilities	$(2,654)	$(2,647)	$(2,293)	$(2,362)

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

We estimate the fair value of our non-recourse debt associated with securitized loans to timeshare owners by obtaining indicative bids from investment banks that actively issue and facilitate the secondary market for timeshare securities. As an additional measure, we internally generate cash flow estimates by modeling all bond tranches for our active securitization transactions, with consideration for the collateral specific to each tranche. The key drivers in this analysis include default rates, prepayment rates, bond interest rates and other structural factors, which we use to estimate the projected cash flows. In order to estimate market credit spreads by rating, we reviewed market spreads from timeshare note securitizations and other asset-backed transactions that occurred during the fourth quarter of 2009 and the first three quarters of 2010. We then applied those estimated market spreads to swap rates in order to estimate an underlying discount rate for calculating the fair value of the active bonds. We have concluded that the fair value of the bonds reflects a marginal premium over the book value resulting from relatively low current swap rates and credit spreads.

We estimate the fair value of our other long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, and we determine the fair value of our senior notes using quoted market prices. At year-end 2009 the carrying value of our credit facility approximated its fair value due to the short maturity dates of the draws we had executed. Other long-term liabilities represent guarantee costs and reserves and deposit liabilities. The carrying values of our guarantee costs and reserves approximate their fair values. We estimate the fair value of our deposit liabilities primarily by discounting future payments at a risk-adjusted rate.

We are required to carry our marketable securities at fair value. The carrying value of our marketable securities at the end of our 2010 third quarter was $19 million, which included debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs. These securities are valued using directly observable Level 1 inputs as described in Footnote No. 1, “Basis of Presentation.”

We are also required to carry our derivative assets and liabilities at fair value. As of the end of our 2010 third quarter, we had derivative instruments in a current asset position of $2 million valued using Level 1 inputs and $2 million in a long-term liability position valued using Level 3 inputs. We value our Level 3 input derivatives using valuations that we calibrate to the initial trade prices, with subsequent valuations based on unobservable inputs to the valuation model, including interest rates and volatilities.

As discussed in more detail in Footnote No. 1, “Basis for Presentation,” and Footnote No. 16, “Variable Interest Entities,” we periodically securitize notes receivable originated by our Timeshare segment. We continue to service the notes after securitization, and we retain servicing assets and other interests in the notes. Historically, we accounted for these residual interests, including the servicing assets, as trading securities under the then-applicable standards for accounting for certain investments in debt and equity securities. At the dates of sale and at the end of each reporting period, we estimated the fair value of our residual interests using a discounted cash flow model using Level 3 inputs. With the adoption of the new accounting topics in the first quarter of 2010, we reestablished notes receivable (net of reserves) associated with past securitization transactions, recorded the debt obligations associated with third-party interests held in these special purpose entities and correspondingly eliminated our residual interests (including servicing assets) associated with these transactions. The preceding table includes the carrying amounts and estimated fair values for the long-term portion of the securitized notes receivable and the associated debt obligations.

6.	Earnings Per Share

The table below illustrates the reconciliation of the earnings (losses) and number of shares used in our calculations of basic and diluted earnings (losses) per share attributable to Marriott shareholders.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in millions, except per share amounts)	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Computation of Basic Earnings Per Share Attributable to Marriott Shareholders
Income (loss) attributable to Marriott shareholders	$83	$(466)	$285	$(452)
Weighted average shares outstanding	363.1	356.7	361.5	355.7

Basic earnings (losses) per share attributable to Marriott shareholders	$0.23	$(1.31)	$0.79	$(1.27)

Computation of Diluted Earnings Per Share Attributable to Marriott Shareholders
Income (loss) attributable to Marriott shareholders	$83	$(466)	$285	$(452)

Weighted average shares outstanding	363.1	356.7	361.5	355.7
Effect of dilutive securities
Employee stock option and SARs plans	10.8	0	10.7	0
Deferred stock incentive plans	1.0	0	1.1	0
Restricted stock units	3.2	0	3.1	0

Shares for diluted earnings per share attributable to Marriott shareholders	378.1	356.7	376.4	355.7

Diluted earnings (losses) per share attributable to Marriott shareholders	$0.22	$(1.31)	$0.76	$(1.27)

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings attributable to Marriott shareholders. As we recorded a loss attributable to Marriott shareholders for the twelve and thirty-six week periods ended September 11, 2009, we did not include the following shares in the “Effect of dilutive securities” caption in the preceding table, because it would have been antidilutive to do so: 7.4 million employee stock option and SARs plan shares, 1.4 million deferred stock incentive plan shares, or 2.0 million restricted stock unit shares for the twelve-week period and 6.7 million employee stock option and SARs plan shares, 1.5 million deferred stock incentive plans shares, or 1.5 million restricted stock units shares for the thirty-six week period.

In accordance with the applicable accounting guidance for calculating earnings per share, we did not include the following stock options and SARs in our calculation of diluted earnings per share attributable to Marriott shareholders because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended September 10, 2010, 2.5 million options and SARs, with exercise prices ranging from $34.11 to $49.03;

(b)	for the twelve-week period ended September 11, 2009, 12.6 million options and SARs, with exercise prices ranging from $22.30 to $49.03;

(c)	for the thirty-six week period ended September 10, 2010, 3.7 million options and SARs, with exercise prices ranging from $32.16 to $49.03; and

(d)	for the thirty-six week period ended September 11, 2009, 12.8 million options and SARs, with exercise prices ranging from $20.17 to $49.03.

7.	Inventory

Inventory, totaling $1,455 million and $1,444 million as of September 10, 2010, and January 1, 2010, respectively, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,437 million and $1,426 million as of September 10, 2010, and January 1, 2010, respectively. Inventory totaling $18 million as of both September 10, 2010, and January 1, 2010 primarily relates to hotel operating supplies for the limited number of properties we own or lease. We primarily value Timeshare segment interval, fractional ownership, and residential products at the lower of cost or fair market value, in accordance with applicable accounting guidance, and we generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

The following table shows the composition of our Timeshare segment inventory balances:

($ in millions)	September 10, 2010	January 1, 2010
Finished goods	$738	$721
Work-in-process	147	198
Land and infrastructure	552	507

	$1,437	$1,426

8.	Property and Equipment

The following table shows the composition of our property and equipment balances:

($ in millions)	September 10, 2010	January 1, 2010
Land	$495	$454
Buildings and leasehold improvements	869	935
Furniture and equipment	983	996
Construction in progress	206	163

	2,553	2,548
Accumulated depreciation	(1,226)	(1,186)

	$1,327	$1,362

9.	Notes Receivable

As discussed in Footnote No. 1, “Basis of Presentation,” on the first day of fiscal year 2010, we consolidated certain entities associated with past timeshare notes receivable securitization transactions. Prior to the 2010 first quarter, we were not required to consolidate the special purpose entities utilized to securitize the notes.

The following table shows the composition of our notes receivable balances (net of reserves):

($ in millions)	September 10, 2010	January 1, 2010
Loans to timeshare owners – securitized	$907	$0
Loans to timeshare owners – non-securitized	382	424
Senior, mezzanine, and other loans – non-securitized	187	196

	1,476	620
Less current portion
Loans to timeshare owners – securitized	(110)	0
Loans to timeshare owners – non-securitized	(61)	(72)
Senior, mezzanine, and other loans – non-securitized	(10)	(96)

	$1,295	$452

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in our Condensed Consolidated Balance Sheets. Total long-term notes receivable as of September 10, 2010, and January 1, 2010, of $1,295 million and $452 million, respectively, consisted of loans to timeshare owners of $1,118 million and $352 million, respectively, loans to equity method investees of $2 million and $10 million, respectively, and other notes receivable of $175 million and $90 million, respectively.

The following tables show future principal payments, net of reserves and unamortized discounts, as well as interest rates, reserves and unamortized discounts for our securitized and non-securitized notes receivable.

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
2010	$34	$36	$70
2011	51	110	161
2012	64	113	177
2013	48	117	165
2014	39	117	156
Thereafter	333	414	747

Balance at September 10, 2010	$569	$907	$1,476

Weighted average interest rate at September 10, 2010	10.1%	13.0%	11.9%

Range of stated interest rates at September 10, 2010	0 to 19.5%	5.2 to 19.5%	0 to 19.5%

Notes Receivable Reserves

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Balance at year-end 2009	$210	$0	$210

Balance at September 10, 2010	$223	$89	$312

Notes Receivable Unamortized Discounts

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Balance at year-end 2009	$16	$0	$16

Balance at September 10, 2010	$13	$0	$13

Senior, Mezzanine, and Other Loans

We reflect interest income associated with “Senior, mezzanine, and other loans” in the “Interest income” caption in our Condensed Consolidated Statements of Income. We generally do not accrue interest on “Senior, mezzanine, and other loans” that are impaired. At the end of the 2010 third quarter, our recorded investment in impaired “Senior, mezzanine, and other loans” was $79 million. We had a $71 million notes receivable reserve representing an allowance for credit losses, leaving $8 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2009, our recorded investment in impaired “Senior, mezzanine, and other loans” was $191 million, and we had a $183 million notes receivable reserve representing an allowance for credit losses, leaving $8 million of our investment in impaired loans, for which we had no related allowance for credit losses.

The following table summarizes the activity related to our “Senior, mezzanine, and other loans” notes receivable reserve for the first three quarters of 2010:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2009	$183
Additions	2
Write-offs	(120)
Transfers and other	6

Balance at September 10, 2010	$71

Loans to Timeshare Owners

We reflect interest income associated with “Loans to timeshare owners” of $41 million and $11 million for the 2010 and 2009 third quarters, respectively, and $129 million and $34 million for the thirty-six weeks ended September 10, 2010 and September 11, 2009, respectively, in our Condensed Consolidated Statements of Income in the “Timeshare sales and services” revenue caption. Of the $41 million of interest income we recognized in the 2010 third quarter, $30 million was associated with securitized loans and $11 million was associated with non-securitized loans, compared with the $11 million recognized in the 2009 third quarter, which related solely to non-securitized loans. Of the $129 million of interest income we recognized in the first three quarters of 2010, $99 million was associated with securitized loans and $30 million was associated with non-securitized loans, compared with the $34 million recognized in the first three quarters of 2009, which related solely to non-securitized loans.

The following table summarizes the activity related to our “Loans to timeshare owners” notes receivable reserve for the first three quarters of 2010:

($ in millions)	Non-Securitized Notes Receivable Reserve	Securitized Notes Receivable Reserve	Total
Balance at year-end 2009	$27	$0	$27
Additions for current year sales	23	0	23
Write-offs	(52)	0	(52)
One-time impact of ASU Nos. 2009-16 and 2009-17 (1)	84	135	219
Repurchase activity (2)	49	(49)	0
Other (3)	21	3	24

Balance at September 10, 2010	$152	$89	$241

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

We record an estimate of expected uncollectibility on notes receivable from timeshare purchasers as a reduction of revenue at the time we recognize profit on a timeshare sale. We have fully reserved all defaulted notes in addition to recording a reserve on the estimated uncollectible portion of the remaining notes. For those notes not in default, we assess collectibility based on pools of receivables because we hold large numbers of homogenous timeshare notes receivable. We estimate uncollectibles based on historical activity for similar timeshare notes receivable. As of September 10, 2010, we estimated average remaining default rates of 9.6 percent for both non-securitized and securitized timeshare notes receivable.

We do not record accrued interest on “Loans to timeshare owners” that are over 90 days past due, and the following table shows our recorded investment in such loans.

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Investment in loans on nonaccrual status at September 10, 2010	$118	$16	$134

Investment in loans on nonaccrual status at January 1, 2010	$113	$0	$113

10.	Long-term Debt

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

The following table provides detail on our long-term debt balances:

($ in millions)	September 10, 2010	January 1, 2010
Non-recourse debt associated with securitized notes receivable, interest rates ranging from 0.35% to 7.20% (weighted average interest rate of 5.23%)	$912	$0
Less current portion	(114)	0

	798	0

Senior Notes:
Series F, interest rate of 4.625%, face amount of $348, maturing June 15, 2012 (effective interest rate of 5.02%) (1)	348	347
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.53%) (1)	304	302
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.30%) (1)	289	289
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.45%) (1)	291	291
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013 (effective interest rate of 5.71%) (1)	398	398
$2,404 Effective Credit Facility	0	425
Other	184	246

	1,814	2,298
Less current portion	(12)	(64)

	1,802	2,234

	$2,600	$2,234

(1)	Face amount and effective interest rate are as of September 10, 2010.

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

Each of our 13 securitized notes receivable pools contains various triggers relating to the performance of the underlying notes receivable. If a pool of securitized notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds by deal) there are provisions under which the monthly excess spread we typically receive from that pool (related to the interests we retained) is effectively redirected to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. During the first quarter of 2010, one pool that reached a performance trigger at year-end 2009 returned to compliance while three others reached performance triggers. At the end of the first quarter of 2010, only one of these three pools was still out of compliance with applicable triggers. This pool continued to be under trigger through the end of the second quarter of 2010, but returned to compliance during the third quarter of 2010. No other pools reached performance triggers during the second quarter. During the third quarter of 2010, six pools reached performance triggers, and at the end of the third quarter, only three of these six pools were still out of compliance with applicable triggers. As a result of performance triggers, a total of $6 million in cash of excess spread was used to pay down debt during the first three quarters of 2010.

The following tables show future principal payments, net of unamortized discounts, and unamortized discounts for our securitized and non-securitized debt.

Debt Principal Payments (net of unamortized discounts)

($ in millions)	Non-Recourse Debt	Other Debt	Total
2010	$39	$3	$42
2011	119	12	131
2012	122	360	482
2013	126	411	537
2014	126	12	138
Thereafter	380	1,016	1,396

Balance at September 10, 2010	$912	$1,814	$2,726

As the contractual terms of the underlying securitized notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier due to prepayments by the notes receivable obligors.

Unamortized Debt Discounts

($ in millions)	Non-Recourse Debt	Other Debt	Total
Balance at January 1, 2010	$0	$20	$20

Balance at September 10, 2010	$0	$17	$17

We paid cash for interest, net of amounts capitalized, of $98 million in the first three quarters of 2010 and $59 million in the first three quarters of 2009.

11.	Comprehensive Income and Capital Structure

The following tables detail comprehensive income attributable to Marriott, comprehensive income attributable to noncontrolling interests, and consolidated comprehensive income.

	Attributable to Marriott		Attributable to Noncontrolling Interests		Consolidated
	Twelve Weeks Ended		Twelve Weeks Ended		Twelve Weeks Ended
($ in millions)	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Net income (loss)	$83	$(466)	$0	$(3)	$83	$(469)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8	8	0	0	8	8
Other derivative instrument adjustments	0	(3)	0	0	0	(3)
Unrealized gains on available-for-sale securities	0	2	0	0	0	2
Reclassification of losses	3	5	0	0	3	5

Total other comprehensive (loss) income, net of tax	11	12	0	0	11	12

Comprehensive income (loss)	$94	$(454)	$0	$(3)	$94	$(457)

	Attributable to Marriott		Attributable to Noncontrolling Interests		Consolidated
	Thirty-Six Weeks Ended		Thirty-Six Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Net income (loss)	$285	$(452)	$0	$(7)	$285	$(459)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11)	20	0	0	(11)	20
Other derivative instrument adjustments	1	(7)	0	0	1	(7)
Unrealized gains on available-for-sale securities	0	5	0	0	0	5
Reclassification of losses	3	5	0	0	3	5

Total other comprehensive (loss) income, net of tax	(7)	23	0	0	(7)	23

Comprehensive income (loss)	$278	$(429)	$0	$(7)	$278	$(436)

The following table details changes in shareholders’ equity attributable to Marriott shareholders. Equity attributable to the noncontrolling interests was zero as of both September 10, 2010 and January 1, 2010. The table also includes the cumulative effect of a change in accounting principle of $146 million recorded directly to retained earnings on the first day of the 2010 fiscal year as a result of our adopting ASU Nos. 2009-16 and 2009-17. See Footnote No. 1, “Basis of Presentation,” for additional information on our adoption of those updates.

(in millions, except per share amounts)			Equity Attributable to Marriott Shareholders
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
358.2	Balance at year-end 2009	$1,142	$5	$3,585	$3,103	$(5,564)	$13
0	Impact of adoption of ASU 2009-16 and ASU 2009-17	(146)	0	0	(146)	0	0

358.2	Opening balance fiscal year 2010	996	5	3,585	2,957	(5,564)	13
0	Net income	285	0	0	285	0	0
0	Other comprehensive loss	(7)	0	0	0	0	(7)
0	Cash dividends ($0.1200 per share)	(43)	0	0	(43)	0	0
5.7	Employee stock plan issuance	124	0	(5)	(8)	137	0

363.9	Balance at September 10, 2010	$1,355	$5	$3,580	$3,191	$(5,427)	$6

12.	Contingencies

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

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings at September 10, 2010	Liability for Expected Future Fundings at September 10, 2010
Debt service	$37	$3
Operating profit	113	21
Other	54	2

Total guarantees where we are the primary obligor	$204	$26

We included our liability for expected future fundings at September 10, 2010, in our Condensed Consolidated Balance Sheets as follows: $4 million in the “Other current liabilities” and $22 million in the “Other long-term liabilities.”

Our guarantees listed in the preceding table include $31 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties and $3 million of debt service guarantees that will not be in effect until the underlying debt has been funded.

The guarantees in the preceding table do not include $143 million of guarantees related to Senior Living Services lease obligations of $94 million (expiring in 2013) and lifecare bonds of $49 million (estimated to expire in 2016), for which we are secondarily liable. The primary obligors on these liabilities are

Sunrise Senior Living, Inc. (“Sunrise”) on both the leases and $7 million of the lifecare bonds; CNL Retirement Properties, Inc. (“CNL”), which subsequently merged with Health Care Property Investors, Inc., on $40 million of the lifecare bonds; and Five Star Senior Living on the remaining $2 million of lifecare bonds. Prior to our sale of the Senior Living Services business in 2003, these were guarantees by us of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called upon to make in connection with these lease obligations and lifecare bonds. While we currently do not expect to fund under the guarantees, Sunrise’s SEC filings suggest that Sunrise’s continued ability to meet these guarantee obligations cannot be assured given Sunrise’s financial position and limited access to liquidity.

The table also does not include lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $51 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally made available €35 million in cash collateral in the event that we are required to fund under such guarantees (approximately €6 million ($7 million) of which remained at September 10, 2010). Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

In addition to the guarantees noted in the preceding table, we provided a project completion guarantee to a lender for a project with an estimated aggregate total cost of $592 million. We are liable on a several basis with our partners in an amount equal to our 34 percent pro rata ownership in the joint venture. The carrying value of our liability associated with this guarantee was $27 million at September 10, 2010, as further discussed in Footnote No. 16, “Variable Interest Entities.” The preceding table also does not include a project completion guarantee that we provided to another lender for a project with an estimated aggregate total cost of Canadian $491 million ($464 million). The associated joint venture will satisfy payments for cost overruns for this project through contributions from the partners or from borrowings, and we are liable on a several basis with our partners in an amount equal to our pro rata ownership in the joint venture, which is 20 percent. During the third quarter of 2010, our joint venture partners executed documents indemnifying us for any payments that may be required in connection with this guaranty obligation. The carrying value of our liability associated with this project completion guarantee was $3 million at September 10, 2010.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted in the preceding paragraphs, as of September 10, 2010, we had the following commitments outstanding:

•

$4 million of loan commitments that we have extended to owners of lodging properties. We expect to fund approximately $1 million of these commitments within three years, and do not expect to fund the remaining $3 million of commitments, $1 million of which will expire within three years, $1 million of which will expire within five years, and $1 million of which will expire after five years.

•

Commitments to invest up to $41 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $21 million of these commitments in one to two years, $10 million within three years and $10 million after three years. If not funded, $21 million of these investment commitments will expire in one to two years and $20 million will expire in more than three years.

•	A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property that we expect to fund within three years.

•	A commitment, with no expiration date, to invest up to $26 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

•	Other investment commitments, generally with no expiration date, totaling $9 million of which we only expect to fund $1 million. That funding is expected to occur within one year.

•

Two commitments for an aggregate of $130 million to purchase timeshare and fractional units upon completion of construction for use in our Asia Pacific Points Club and The Ritz-Carlton Destination Club programs. We have already made deposits of $22 million in conjunction with these commitments, and we fulfilled $100 million of these commitments by acquiring real estate subsequent to the 2010 third quarter. We expect to fulfill the remaining $8 million in the 2011 first quarter.

•	$4 million (€3 million) of other purchase commitments that will be funded over the next 5 years, as follows: $1 million in each of 2011, 2012, 2013 and 2014.

At September 10, 2010, we had $93 million of letters of credit outstanding, the majority of which related to our self-insurance programs. Surety bonds issued as of September 10, 2010, totaled $229 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

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

•

Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts properties worldwide (together with residential properties associated with some Ritz-Carlton hotels), as well as EDITION, which opened its first hotel on September 28, 2010; and

•

Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott timeshare, fractional ownership, and residential properties worldwide.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. With the exception of our Timeshare segment, we do not allocate interest income or interest expense to our segments. Prior to the 2010 first quarter, we included note securitization gains/(losses) in our Timeshare segment results. Due to our adoption of ASU Nos. 2009-16 and 2009-17, as discussed in Footnote No. 1, “Basis of Presentation,” we no longer account for note receivable securitizations as sales but rather as secured borrowings as defined in these topics, and therefore, we do not expect to recognize gains or losses on future note receivable securitizations. We include interest income and interest expense associated with our Timeshare segment notes in our Timeshare segment results because financing sales and securitization transactions are an integral part of that segment’s business. In addition, we allocate other gains and losses, equity in earnings or losses from our joint ventures, divisional general, administrative, and other expenses, and income or losses attributable to noncontrolling interests to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

We aggregate the brands presented within our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment and our organizational and management reporting structure.

Revenues

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
North American Full-Service Segment	$1,144	$1,074	$3,538	$3,382
North American Limited-Service Segment	532	489	1,500	1,401
International Segment	280	259	834	756
Luxury Segment	323	296	1,053	971
Timeshare Segment	351	330	1,072	962

Total segment revenues	2,630	2,448	7,997	7,472
Other unallocated corporate	18	23	52	56

	$2,648	$2,471	$8,049	$7,528

Net Income (Loss) Attributable to Marriott

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
North American Full-Service Segment	$55	$51	$211	$191
North American Limited-Service Segment	82	77	223	182
International Segment	26	25	101	89
Luxury Segment	11	7	53	0
Timeshare Segment	37	(681)	92	(733)

Total segment financial results	211	(521)	680	(271)
Other unallocated corporate	(58)	(132)	(160)	(246)
Interest expense and interest income (1)	(25)	(22)	(79)	(64)
Income taxes (2)	(45)	209	(156)	129

	$83	$(466)	$285	$(452)

(1)

Of the $41 million and $130 million of interest expense shown on the Condensed Consolidated Statements of Income for the twelve and thirty-six weeks ended September 10, 2010 we allocated $12 million and $40 million, respectively, to our Timeshare Segment.

(2)

The $209 million and $129 million of income tax benefits for the twelve and thirty-six weeks ended September 11, 2009, included respectively, our benefit for income taxes of $210 million and $133 million as shown in the Condensed Consolidated Statements of Income and taxes attributable to noncontrolling interests of $1 million and $4 million for the applicable periods.

Net Losses Attributable to Noncontrolling Interests

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Timeshare Segment net losses attributable to noncontrolling interests	$0	$4	$0	$11
Provision for income taxes	0	(1)	0	(4)

	$0	$3	$0	$7

Equity in Losses of Equity Method Investees

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
North American Full-Service Segment	$0	$1	$1	$1
North American Limited-Service Segment	0	(1)	(6)	(5)
International Segment	(2)	(4)	(4)	(5)
Luxury Segment	(2)	0	(2)	(31)
Timeshare Segment	(2)	(4)	(10)	(6)

Total segment equity in losses	(6)	(8)	(21)	(46)
Other unallocated corporate	1	(4)	1	(4)

	$(5)	$(12)	$(20)	$(50)

Assets

	At Period End
($ in millions)	September 10, 2010	January 1, 2010
North American Full-Service Segment	$1,190	$1,175
North American Limited-Service Segment	490	468
International Segment	848	849
Luxury Segment	745	653
Timeshare Segment	3,335	2,653

Total segment assets	6,608	5,798
Other unallocated corporate	2,181	2,135

	$8,789	$7,933

We estimate that, for the 20-year period from 2010 through 2029, the cash flow associated with completing all phases of our existing portfolio of owned timeshare properties will be approximately $2.8 billion. This estimate is based on our current development plans, which remain subject to change.

14.	Timeshare Strategy-Impairment Charges

In response to the difficult business conditions that the Timeshare segment’s timeshare, luxury residential, and luxury fractional real estate development businesses experienced, we evaluated our entire Timeshare portfolio in the 2009 third quarter. In order to adjust the business strategy to reflect current market conditions at that time, on September 22, 2009, we approved plans for our Timeshare segment to take the following actions: (1) for our luxury residential projects, reduce prices, convert certain proposed projects to other uses, sell some undeveloped land, and not pursue further Marriott-funded residential development projects; (2) reduce prices for existing luxury fractional units; (3) continue short-term promotions for our U.S. timeshare business and defer the introduction of new projects and development phases; and (4) for our European timeshare and fractional resorts, continue promotional pricing and marketing incentives and not pursue further development. We designed these plans, which primarily relate to luxury residential and fractional resorts, to stimulate sales, accelerate cash flow, and reduce investment spending.

As a result of these decisions, in the 2009 third quarter, we recorded charges reflected in the following table in our Condensed Consolidated Statements of Income that impacted operating income under the “Timeshare strategy-impairment charges” caption and that impacted non-operating income under the “Timeshare strategy-impairment charges (non-operating)” caption. The impairment charges were non-cash, other than $27 million of charges associated with ongoing mezzanine loan fundings and $21 million of charges for purchase commitments.

Grouped by product type and/or geographic location, these impairment charges consisted of $295 million associated with five luxury residential projects, $299 million associated with nine North American luxury fractional projects, $93 million related to one North American timeshare project, $51 million related to the four projects in our European timeshare and fractional business, and $14 million associated with two Asia Pacific timeshare resorts.

The following table details the composition of these charges:

($ in millions)	Impairment Charge
2009 Third Quarter Operating Income Charge
Inventory impairment	$529
Property and equipment impairment	64
Other impairments	21

Total operating income charge	614

2009 Third Quarter Non-Operating Income Charge
Joint venture impairment	71
Loan impairment	40
Funding liability	27

Total non-operating income charge	138

Total	$752

Total (after-tax)	$502

For additional information related to these impairment charges, including how these impairments were determined and the inputs used in calculating fair value, please see Footnote No. 20, “Timeshare Strategy-Impairment Charges,” in the 2009 Form 10-K.

15.	Restructuring Costs and Other Charges

During the latter part of 2008, we experienced a significant decline in demand for domestic and international hotel rooms based in part on the failures and near failures of a number of large financial service companies in the fourth quarter of 2008 and the dramatic downturn in the economy. Our capital-intensive Timeshare business was also hurt globally by the downturn in market conditions and particularly the significant deterioration in the credit markets, which resulted in our decision not to complete a note securitization in the fourth quarter of 2008 (although we did complete note securitization transactions in the first and fourth quarters of 2009). These declines resulted in reduced management and franchise fees, cancellation of development projects, reduced timeshare contract sales, and anticipated losses under guarantees and loans. In the fourth quarter of 2008, we put certain company-wide cost-saving measures in place in response to these declines, with individual company segments and corporate departments implementing further cost saving measures. Upper-level management responsible for the Timeshare segment, hotel operations, development, and above-property level management of the various corporate departments and brand teams individually led these decentralized management initiatives.

The various initiatives resulted in restructuring costs and other charges in the 2008 fourth quarter. For information on the fourth quarter 2008 charges, see Footnote No. 20, “Restructuring Costs and Other Charges,” in our 2008 Form 10-K. As part of the restructuring actions we began in the fourth quarter of 2008, we initiated further cost savings measures in 2009 associated with our Timeshare segment, hotel development, and above-property level management that resulted in additional restructuring costs of $51 million in fiscal year 2009, which included $2 million, $33 million, $9 million, and $7 million of restructuring costs in the 2009 first, second, third and fourth quarters, respectively. We completed this restructuring in 2009 and do not expect to incur additional expenses in connection with these initiatives. We also recorded $162 million of other charges in fiscal year 2009, which included $127 million and $24 million of other charges in the 2009 first and second quarters, respectively, a net $1 million credit in the 2009 third quarter and $12 million of other charges in the 2009 fourth quarter. For information on the 2009 charges, see Footnote No. 21, “Restructuring Costs and Other Charges,” in our 2009 Form 10-K.

Summary of Restructuring Costs and Liability

The following table provides additional information regarding our restructuring, including the balance of the liability at the end of the third quarter of 2010 and total costs incurred through the end of the restructuring in 2009.

($ in millions)	Restructuring Costs Liability at January 1, 2010	Cash Payments in the First Three Quarters of 2010	Restructuring Costs Liability at September 10, 2010	Total Cumulative Restructuring Costs through 2009(1)
Severance-Timeshare	$4	$3	$1	$29
Facilities exit costs-Timeshare	18	3	15	34
Development cancellations-Timeshare	0	0	0	10

Total restructuring costs-Timeshare	22	6	16	73

Severance-hotel development	1	1	0	4
Development cancellations-hotel development	0	0	0	22

Total restructuring costs-hotel development	1	1	0	26

Severance-above property-level management	2	2	0	7

Total restructuring costs-above property-level management	2	2	0	7

Total restructuring costs	$25	$9	$16	$106

(1)	Includes charges recorded in the 2008 fourth quarter through year-end 2009. Subsequent to fiscal year-end 2009, we did not incur and do not expect to incur additional restructuring expenses.

16.	Variable Interest Entities

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

We periodically securitize, without recourse, through special purpose entities, notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. These securitizations provide funding for the Company and transfer the economic risks and substantially all the benefits of the loans to third parties. In a securitization, various classes of debt securities that the special purpose entities issue are generally collateralized by a single tranche of transferred assets, which consist of timeshare notes receivable. The Company services the notes receivable. With each securitization, we may retain a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables or, in some cases, overcollateralization and cash reserve accounts.

Under GAAP as it existed prior to fiscal year 2010, these entities met the definition of QSPEs, and we were not required to evaluate them for consolidation. We began evaluating these entities for consolidation when we implemented the new accounting topics related to transfers of financial assets in the 2010 first quarter. We created these entities to serve as a mechanism for holding assets and related liabilities, and the entities have no equity investment at risk, making them variable interest entities. We continue to service the notes, transfer all proceeds collected to these special purpose entities, and retain rights to receive benefits that are potentially significant to the entities. Accordingly, we concluded under the new accounting topics that we are the entities’ primary beneficiary and, therefore, consolidate them. Please see Footnote No. 1, “Basis of Presentation,” for additional information, including the impact of initial consolidation of these entities.

At September 10, 2010, consolidated assets included in our Condensed Consolidated Balance Sheet that are collateral for the variable interest entities’ obligations had a carrying amount of $961 million, comprised of $109 million and $797 million, respectively, of current and long-term notes receivable (net of reserves) and $39 million and $16 million, respectively, of current and long-term restricted cash. Further, at September 10, 2010, consolidated liabilities included in our Condensed Consolidated Balance Sheet for these variable interest entities had a carrying amount of $918 million, comprised of $6 million of interest payable, $114 million of current portion of long-term debt, and $798 million of long-term debt. The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us.

Under the terms of our timeshare note securitizations, we have the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limit such repurchases to 10 to 15 percent of the transaction’s initial mortgage balance. Voluntary repurchases by us of defaulted notes during the first three quarters of 2010 and 2009 were $49 million and $58 million, respectively.

In the 2010 third quarter, we completed the acquisition of the noncontrolling interest in an entity that develops and markets fractional ownership and residential interests. We had previously concluded that the entity was a variable interest entity because the voting rights were not proportionate to the economic interests and we had consolidated the entity because we were the primary beneficiary. Subsequent to the acquisition of the noncontrolling interest, we determined that this now wholly-owned entity was no longer a variable interest entity.

We have a call option on the equity of a variable interest entity that holds property and land acquired for timeshare development that we currently operate as a hotel, which gives us ultimate power to direct the activities that most significantly impact the entity’s economic performance, and therefore, we consolidate this entity. The entity is a variable interest entity because the equity investment at risk is not sufficient to permit it to finance its activities without additional support from other parties. At September 10, 2010, the entity’s assets included in our Condensed Consolidated Balance Sheet had a carrying amount of $19 million, entirely comprised of property and land held for sale, classified as other current assets. The liabilities included in our Condensed Consolidated Balance Sheet for this variable interest entity had a carrying amount of less than $1 million and a noncontrolling interest of zero. Our involvement with the entity did not have a material affect on our financial performance or cash flows during the first three quarters of 2010. The creditors of this entity do not have general recourse to us, and we sold substantially all of the assets and liabilities of this entity subsequent to the end of the 2010 third quarter.

We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets fractional ownership and residential interests. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. We have determined that we are not the primary beneficiary as power to direct the activities that most significantly impact economic performance of the entity is shared amongst the variable interest holders, and therefore do not consolidate the entity. In the 2009 third quarter, we fully impaired our equity investment and certain loans receivable due from the entity. In the 2010 third quarter, the continued application of equity losses to our outstanding loan receivable balance reduced its carrying value to zero. We may fund up to an additional $27 million and do not expect to recover this amount, which we have accrued and included in current liabilities. See Footnote No. 20, “Timeshare Strategy-Impairment Charges,” in our 2009 Form 10-K for additional information. We do not have any remaining exposure to loss.

In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2007, under the caption “2005 Acquisitions,” we manage certain hotels on behalf of tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At the end of the 2010 third quarter, we managed 10 hotels on behalf of three tenant entities. The entities have minimal equity and minimal assets comprised of hotel working capital and furniture, fixtures, and equipment. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from their guarantees fully in connection with seven of these properties and partially in connection with the other three properties. At September 10, 2010, the trust account held approximately $1 million. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not bear the majority of the expected losses. We are secondarily liable (after exhaustion of funds from the trust account) for rent payments for seven of the 10 hotels if there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these hotels totaled approximately $52 million at September 10, 2010. In addition, we are secondarily liable for rent payments of up to an aggregate cap of $17 million for the three other hotels if there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

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

BUSINESS AND OVERVIEW

Lodging

Business conditions for our lodging business improved in the first three quarters of 2010. While the recent recession significantly impacted lodging demand and hotel pricing, occupancies began to improve in the fourth quarter of 2009. Room rates began to stabilize and improve in some markets in the 2010 second quarter, and that improvement continued, strengthened and expanded to other markets throughout the 2010 third quarter. In the 2010 third quarter, as compared to the 2009 third quarter, worldwide average daily rates on a constant dollar basis increased 2.8 percent for company-operated properties reflecting the impact of modest increases in both North American rates and rates outside of North America. Worldwide revenue per available room (“RevPAR”) for company-operated properties increased 8.4 percent on a constant dollar basis for the 2010 third quarter, as compared to the 2009 third quarter, and occupancy increased 3.7 percentage points to 71.2 percent.

While worldwide RevPAR for the first three quarters of 2010 remains well below 2008 levels, we continued to see strengthening in properties in Asia, Europe, the Caribbean, Latin America, and in our luxury properties around the world. Additionally, hotels in North America experienced stronger demand from corporate transient and association group customers in the first three quarters of 2010 as compared to 2009, and that demand continued to strengthen progressively during the 2010 period. However, property-level banquet and catering spending continues to be weak primarily reflecting tight budgets and fewer group functions. During the 2010 first quarter, group meeting cancellations returned to typical levels, and expected revenue from group meetings continued to improve throughout 2010. While our booking windows for both group business and transient business remain very short, our pace of bookings for group business for future periods continues to improve.

We monitor market conditions continuously and carefully price our rooms daily to meet individual hotel demand levels. We modify the mix of our business to maximize revenue as demand changes. Demand for higher rated rooms improved in the first three quarters of 2010, which allowed us to reduce discounting and special offers for transient business. This mix improvement benefited average daily rates at many hotels.

However, room rates associated with negotiated corporate business (“special corporate business”) are typically negotiated and locked in for the upcoming year, which limits our ability to raise these rates quickly. Special corporate business represented 14 percent of our full service hotel room nights for 2010 through the end of the third quarter. Demand trends continue to strengthen, and we expect to negotiate 2011 special corporate rates late in 2010. Given recent strong demand, we believe 2011 special negotiated corporate rates will be meaningfully higher. In establishing pricing for this segment of business, we do not focus strictly on volume, but instead carefully evaluate the relationship with our customers, including for example, stay patterns (day of week and season), locations of stays, non-room spend, and aggregate spend.

Group business pricing is even less flexible in the near term, as some group business may be booked several years in advance of guest arrival. However, as a result of the recent recession, shorter group booking windows have become more common for 2010 than they were in prior years. Accordingly, with strengthening demand, group business booked in 2010 is showing stronger price improvement than business booked in 2009.

Properties in our system are maintaining very tight cost controls, as we continue to focus on enhancing property-level house profit margins. Where market conditions dictate as appropriate, we have maintained many of our 2009 property-level cost saving initiatives such as adjusting menus and restaurant hours, modifying room amenities, cross-training personnel, utilizing personnel at multiple properties where feasible, and not filling some vacant positions. We also reduced above-property costs, which are allocated to hotels, by scaling back systems, processing, and support areas. In addition, we have not filled certain above-property vacant positions, and have encouraged, or, where legally permitted, required employees to use their vacation time accrued during the 2010 fiscal year.

Our lodging business model involves managing and franchising hotels, rather than owning them. At September 10, 2010, we operated 45 percent of the hotel rooms in our system under management agreements, our franchisees operated 53 percent under franchise agreements, and we owned or leased 2 percent. Our emphasis on long-term management contracts and franchising tends to provide more stable earnings in periods of economic softness, while the addition of new hotels to our system generates growth. This strategy has allowed substantial growth while reducing financial leverage and risk in a cyclical industry. In addition, we increase our financial flexibility by reducing our capital investments and adopting a strategy of recycling the investments that we make.

We currently have nearly 95,000 rooms in our lodging development pipeline. During the first three quarters of 2010, we opened 19,985 rooms (gross). Approximately 30 percent of the new rooms were located outside the United States and 9 percent of the room additions were conversions from competitor brands. Of the rooms that converted, 90 percent converted to our Autograph Collection brand. For the full 2010 fiscal year, we expect to open about 30,000 rooms (gross). The figures in this paragraph do not include residential, timeshare, or ExecuStay units.

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

We earn base management fees and incentive management fees on the hotels that we manage, and we earn franchise fees on the hotels operated by others under franchise agreements with us. Base fees are typically a percentage of property-level revenue while incentive fees are typically a percentage of net house profit adjusted for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less non-controllable expenses such as insurance, real estate taxes, capital spending reserves, and the like. Year-to-date in 2010, base management and franchise fees have increased reflecting strengthening RevPAR and unit growth. Improvement in incentive management fees year-to-date in 2010 reflects improving RevPAR and unit growth and improved gross operating profit.

For our North American comparable properties, systemwide RevPAR (which includes data from our franchised, managed, owned, and leased properties), on a constant dollar basis, increased by 3.9 percent in the first three quarters of 2010, compared to the year-ago period, reflecting improved occupancy levels in most markets partially offset by a modest decline in average daily rate. For our properties outside North America, systemwide RevPAR, on a constant dollar basis, for the first three quarters of 2010 increased 8.6 percent versus the year-ago period, reflecting improved occupancy levels partially offset by lower average daily rates.

Timeshare

Contract sales for our timeshare products remained essentially flat for the first three quarters of 2010, compared to the 2009 period, largely due to difficult second and third quarter comparisons driven by sales promotions begun in the second quarter of 2009. This was mostly offset by the favorable variance in 2010 of contract sales cancellation allowances we recorded in the 2009 period in anticipation that a portion of contract revenue previously recorded for certain residential and fractional projects would not be realized due to contract cancellations prior to closing. By the third quarter of 2010, we had largely discontinued or reduced the purchase incentives and targeted marketing efforts instituted in 2009, therefore pricing improved.

We launched the points-based Marriott Vacation Club Destinations program (“MVCD Program”) in North America and the Caribbean in June 2010, and we are initially focusing our marketing efforts on existing customers. As a result, in the 2010 third quarter, contract sales to existing owners increased 27 percent while sales to new customers declined. We expect accelerated sales to new customers in 2011. See the “Marriott Vacation Club Destinations Program” caption later in this Form 10-Q for additional information.

Rental revenues increased in the first three quarters with stronger leisure demand for our Marriott Vacation Club product. Demand for fractional and residential units remains weak. Sales and marketing costs as a percentage of contract sales continue to improve. As with Lodging, our Timeshare properties continue to maintain very tight cost controls, and we have not filled certain vacant positions, and have encouraged, or, where legally permitted, required employees to use their vacation time accrued during the 2010 fiscal year.

Since the sale of timeshare and fractional intervals and condominiums follows the percentage-of-completion accounting method, current demand may not always be reflected in our Timeshare segment results until later accounting periods. Intentional and unintentional construction delays could also reduce nearer-term Timeshare segment results as percentage-of-completion revenue recognition may correspondingly be delayed as well.

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

See Footnote No. 1, “Basis of Presentation,” for more detailed information on our adoption of these new accounting topics, including the impact to our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Income.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks and thirty-six weeks ended September 10, 2010, compared to the twelve weeks and thirty-six weeks ended September 11, 2009. We added 185 properties (30,452 rooms) and 30 properties (5,734 rooms) exited the system since the end of the 2009 third quarter. These figures do not include residential or ExecuStay units. We also added 2 residential properties (159 units) and 1 residential property (25 units) exited the system since the end of the 2009 third quarter.

Revenues

Twelve Weeks. Revenues increased by $177 million (7 percent) to $2,648 million in the third quarter of 2010 from $2,471 million in the third quarter of 2009, as a result of higher: cost reimbursements revenue ($142 million); base management and franchise fees ($16 million); incentive management fees ($4 million (comprised of a $3 million increase for North America and a $1 million increase outside of North America)); and Timeshare sales and service revenue ($21 million). These increases were partially offset by lower owned, leased, corporate housing, and other revenue ($6 million).

The increases in base management fees, to $123 million in the 2010 third quarter from $116 million in the 2009 third quarter, and in franchise fees, to $109 million in the 2010 third quarter from $100 million in the 2009 third quarter, primarily reflected increased RevPAR and the impact of unit growth across the system. The increase in incentive management fees, to $21 million in the 2010 third quarter from $17 million in the 2009 third quarter, primarily reflected higher property-level revenue and continued tight property-level cost controls favorably impacting margins.

The increase in Timeshare sales and services revenue to $275 million in the 2010 third quarter, from $254 million in the 2009 third quarter, primarily reflected higher financing revenue due to higher interest income and to a lesser extent higher services revenue reflecting increased rental occupancy levels and rates. These favorable impacts were partially offset by lower development revenue due to lower sales volumes associated with tough comparisons driven by sales promotions begun in the 2009 second quarter, lower reportability as certain timeshare projects in the 2010 third quarter have not yet reached revenue recognition reportability thresholds, and lower sales to new customers in our initial launch of the MVCD Program. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our Timeshare segment.

The decrease in owned, leased, corporate housing, and other revenue, to $220 million in the 2010 third quarter, from $226 million in the 2009 third quarter, largely reflected an unfavorable variance from a one-time $6 million transaction cancellation fee received in the 2009 third quarter. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate totaled $15 million and $17 million for the 2010 and 2009 third quarters, respectively.

Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income attributable to us. The increase in cost reimbursements revenue, to $1,900 million in the 2010 third quarter from $1,758 million in the 2009 third quarter, reflected the impact of growth across the system, partially offset by lower property-level costs in response to cost controls. We added 18 managed properties (6,555 rooms) and 136 franchised properties (18,411 rooms) to our system since the end of the 2009 third quarter, net of properties exiting the system.

Thirty-six Weeks. Revenues increased by $521 million (7 percent) to $8,049 million in the first three quarters of 2010 from $7,528 million in the first three quarters of 2009, as a result of higher: cost reimbursements revenue ($345 million); Timeshare sales and service revenue ($103 million); base management and franchise fees ($41 million); incentive management fees ($12 million (comprised of a $3 million increase for North America and a $9 million increase outside of North America)); and owned, leased, corporate housing, and other revenue ($20 million).

The increase in Timeshare sales and services revenue to $849 million in the first three quarters of 2010, from $746 million in the first three quarters of 2009, primarily reflected higher financing revenue due to higher interest income and to a lesser extent higher services revenue reflecting increased rental occupancy levels and rates. These favorable impacts were partially offset by lower development revenue reflecting lower sales volumes primarily associated with tough comparisons driven by sales promotions begun in the 2009 second quarter, a $25 million increase in reserves (we now reserve for 100 percent of notes that are in default in addition to the reserve we record on notes not in default), and lower sales to new customers in our initial launch of the MVCD Program. See “BUSINESS SEGMENTS: Timeshare” later in this report for additional information on our Timeshare segment.

The increases in base management fees, to $384 million in the first three quarters of 2010 from $367 million in the first three quarters of 2009, and in franchise fees, to $305 million in the first three quarters of 2010 from $281 million in the first three quarters of 2009, primarily reflected stronger RevPAR and the impact of unit growth across the system. The increase in incentive management fees, to $107 million in the first three quarters of 2010 from $95 million in the first three quarters of 2009, primarily reflected higher property-level revenue and continued tight property-level cost controls favorably impacting margins and, to a lesser extent, new unit growth.

The increase in owned, leased, corporate housing, and other revenue, to $704 million in the first three quarters of 2010, from $684 million in the first three quarters of 2009, largely reflected $14 million of higher revenue for owned and leased properties and $12 million of higher hotel agreement termination fees associated with five properties that exited our system, partially offset by an unfavorable variance for a one-time $6 million transaction cancellation fee received in the 2009 period. The increase in owned and leased revenue primarily reflected increased RevPAR and occupancy levels. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate totaled $47 million and $49 million in the first three quarters of 2010 and 2009, respectively.

The increase in cost reimbursements revenue, to $5,700 million in the first three quarters of 2010 from $5,355 million in the first three quarters of 2009, reflected the impact of growth across the system, partially offset by lower property-level costs in response to cost controls.

Timeshare Strategy-Impairment Charges

As discussed in more detail in Footnote No. 14, “Timeshare Strategy-Impairment Charges,” of this Form 10-Q, in the 2009 third quarter we recorded pretax charges totaling $752 million in our Condensed Consolidated Statements of Income ($502 million after-tax), including $614 million of pretax charges that impacted operating income under the “Timeshare strategy-impairment charges” caption, and $138 million of pretax charges that impacted non-operating income under the “Timeshare strategy-impairment charges (non-operating)” caption. The $752 million of pretax impairment charges were non-cash, other than $27 million of charges associated with ongoing mezzanine loan fundings and $21 million of charges for purchase commitments.

See Footnote No. 14, “Timeshare Strategy-Impairment Charges,” in this Form 10-Q for additional information, including a table showing the composition of the charges.

Restructuring Costs and Other Charges

As part of the restructuring actions we began in the fourth quarter of 2008, we initiated further cost savings measures in 2009 associated with our Timeshare segment, hotel development, above-property level management, and corporate overhead. These further measures resulted in additional restructuring costs of $51 million in fiscal year 2009 ($2 million, $33 million, and $9 million of which we incurred in the 2009 first, second, and third quarters, respectively). For additional information on the 2009 restructuring costs, including the types of restructuring costs incurred in total and by segment, please see

Footnote No. 21, “Restructuring Costs and Other Charges,” of the 2009 Form 10-K. For the cumulative restructuring costs incurred since inception and a roll forward of the restructuring liability through September 10, 2010, please see Footnote No. 15, “Restructuring Costs and Other Charges,” of this Form 10-Q.

As a result of our Timeshare segment restructuring efforts, we are projecting approximately $113 million ($72 million after-tax) of annual cost savings in 2010, $77 million ($49 million after-tax) of which we realized in the first three quarters of 2010. The 2010 savings primarily were, and we expect that they will continue to be primarily reflected in the “Timeshare-direct” and the “General, administrative, and other” expense captions in our Condensed Consolidated Statements of Income.

As a result of the hotel development restructuring efforts across several of our Lodging segments, we are projecting approximately $12 million ($8 million after-tax) of annual cost savings in 2010, $8 million ($5 million after-tax) of which we realized in the first three quarters of 2010. The 2010 savings primarily were, and we expect that they will continue to be, primarily reflected in the “General, administrative, and other” expense caption in our Condensed Consolidated Statements of Income.

We project that the restructuring initiatives we implemented by reducing above property-level lodging management personnel will result in $10 million to $11 million ($6 million to $7 million after-tax) of annual cost savings in 2010, $7 million ($5 million after-tax) of which we realized in the first three quarters of 2010. These savings primarily were, and we expect that they will continue to be, primarily reflected in the “General, administrative, and other” expense caption in our Condensed Consolidated Statements of Income.

Operating Income (Loss)

Twelve Weeks. Operating income increased by $673 million to operating income of $167 million in the 2010 third quarter from an operating loss of $506 million in the third quarter of 2009. This increase reflected a favorable variance of $614 million related to Timeshare strategy-impairment charges recorded in the 2009 third quarter, $40 million of higher Timeshare sales and services revenue net of direct expenses, a $9 million decrease in restructuring costs, an increase in base management and franchise fees of $16 million, and $4 million of higher incentive management fees. These increases were partially offset by $5 million of lower owned, leased, corporate housing, and other revenue net of direct expenses and a $5 million increase in general, administrative, and other expenses.

The reasons for the increase of $16 million in base management and franchise fees as well as the increase of $4 million in incentive management fees as compared to the year-ago quarter are noted in the preceding “Revenues” section.

Timeshare sales and services revenue net of direct expenses in the third quarter of 2010 totaled $56 million. The increase of $40 million from the year-ago quarter primarily reflected $20 million of higher financing revenue, which largely reflected increased interest income associated with the impact of ASU Nos. 2009-16 and 2009-17, $7 million of higher development revenue net of product costs and marketing and selling costs, $11 million of higher other revenue net of expenses, and $3 million of higher services revenue net of expenses. Higher development revenue net of product costs and marketing and selling costs primarily reflected lower product costs due to lower sales volumes, lower reportability and lower marketing and selling costs, partially offset by lower development revenue for the reasons stated in the preceding “Revenues” section. See “BUSINESS SEGMENTS: Timeshare” later in this report for additional information on our Timeshare segment.

The $5 million (42 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to an unfavorable variance from a one-time $6 million transaction cancellation fee received in the 2009 third quarter and additional rent expense associated with one property, partially offset by stronger results at some owned and leased properties.

General, administrative, and other expenses increased by $5 million (3 percent) to $149 million in the third quarter of 2010 from $144 million in the third quarter of 2009. The quarter-over-quarter variance reflected $6 million of increased incentive compensation, $7 million of increased other expenses, primarily associated with initiatives to enhance our brands globally, and a $3 million increase in legal expenses. Partially offsetting these increased expenses were an $8 million favorable variance in deferred compensation expenses (with changes to the company’s deferred compensation plan, 2010 third quarter general, administrative, and other expenses had no deferred compensation expenses, compared to an $8 million unfavorable impact in the year-ago quarter from mark-to-market valuations) and a $4 million reversal of excess accruals for net asset tax based on the receipt of final assessments from a taxing authority located outside the United States. Of the $5 million increase in total general, administrative, and other expenses, an increase of $7 million was attributable to our Lodging segments and a decrease of $2 million was unallocated.

Thirty-six Weeks. Operating income increased by $940 million to operating income of $573 million in the first three quarters of 2010 from an operating loss of $367 million in the first three quarters of 2009. The increase in operating income reflected a favorable variance of $614 million related to Timeshare strategy-impairment charges recorded in the 2009 third quarter, $147 million of higher Timeshare sales and services revenue net of direct expenses, a $78 million decrease in general, administrative, and other expenses, a $44 million decrease in restructuring costs, a $41 million increase in base management and franchise fees, $12 million of higher incentive management fees, and $4 million of higher owned, leased, corporate housing, and other revenue net of direct expenses.

The reasons for the increase of $41 million in base management and franchise fees as well as the increase of $12 million in incentive management fees as compared to the first three quarters of 2009 are noted in the preceding “Revenues” section.

Timeshare sales and services revenue net of direct expenses in the first three quarters of 2010 totaled $156 million. The increase of $147 million from the year-ago period primarily reflected $92 million of higher financing revenue, which largely reflected increased interest income associated with the impact of consolidating previously unconsolidated securitized notes under ASU Nos. 2009-16 and 2009-17, $30 million of higher development revenue net of product costs and marketing and selling costs, $10 million of higher services revenue net of expenses, and $16 million of higher other revenue, net of expenses. Higher development revenue net of product costs and marketing and selling costs primarily reflected both lower product costs due to lower sales volumes and lower marketing and selling costs in the 2010 period, as well as favorable variances from both an $8 million charge related to an issue with a state tax authority and a net $3 million impact from contract cancellation allowances in the 2009 period, partially offset by lower development revenue for the reasons stated in the preceding “Revenues” section. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our Timeshare segment.

The $4 million (9 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $10 million of higher hotel agreement termination fees net of property closing costs and net stronger results at some owned and leased properties due to higher RevPAR and property-level margins, partially offset by additional rent expense associated with one property and an unfavorable variance from a one-time $6 million transaction cancellation fee received in the 2009 period.

General, administrative, and other expenses decreased by $78 million (15 percent) to $429 million in the first three quarters of 2010 from $507 million in the first three quarters of 2009. The first three quarters of 2010 were favorably impacted by a $6 million reversal in that period of guarantee accruals, primarily related to a completion guarantee for which we satisfied the related requirements, $2 million of decreased legal expenses, and a $4 million reversal of excess accruals for net asset tax based on the receipt of final assessments from a taxing authority located outside the United States, as well as the following 2009 expenses that were not incurred in 2010: $49 million of impairment charges related to two security deposits that we deemed unrecoverable in the first quarter of 2009 due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by an $11 million reversal of the 2008 accrual for the funding of those cash flow shortfalls; a $43 million provision for loan losses; a $7 million write-off of Timeshare segment capitalized software costs; and $4 million of bad debt expense on an accounts receivable balance. The period over period variance also reflected a $10 million favorable variance in deferred compensation expenses (with changes to the company’s deferred compensation plan, general, administrative, and other expenses for the first three quarters of 2010 had no deferred compensation expenses, compared to a $10 million unfavorable impact in the year-ago period from mark-to-market valuations). Somewhat offsetting these favorable items were incentive compensation costs, which were $26 million higher, as well as $7 million of increased other expenses primarily associated with initiatives to enhance our brands globally, and $5 million of increased foreign exchange losses, all in the 2010 period. Of the $78 million decrease in total general, administrative, and other expenses, a decrease of $46 million was attributable to our Lodging segments and a decrease of $32 million was unallocated.

As noted in the preceding paragraph, the decrease in general, administrative, and other expenses included a $43 million decrease in the provision for loan losses to zero in the first three quarters of 2010 from $43 million in the first three quarters of 2009. The 2009 provision reflected a $29 million loan loss provision associated with one Luxury segment project and a $14 million loan loss provision associated with a North American Limited-Service segment portfolio.

Gains (Losses) and Other Income

The table below shows our gains (losses) and other income for the twelve and thirty-six weeks ended September 10, 2010, and September 11, 2009:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Gain on debt extinguishment	$0	$0	$0	$21
Gains on sales of real estate and other	3	3	7	9
Income from cost method joint ventures	0	1	0	2
Impairment of equity securities	0	(5)	0	(5)

	$3	$(1)	$7	$27

Twelve Weeks. The $5 million impairment of equity securities in the third quarter of 2009 reflected an other-than-temporary impairment of marketable securities in accordance with the guidance for accounting for certain investments in debt and equity securities. For additional information on the impairment, see Footnote No. 5, “Fair Value Measurements,” of the 2009 Form 10-K.

Thirty-six Weeks. The $21 million gain on debt extinguishment in the first three quarters of 2009 represents the difference between the purchase price and net carrying amount of Senior Notes we repurchased.

Interest Expense

Twelve Weeks. Interest expense increased by $14 million (52 percent) to $41 million in the third quarter of 2010 compared to $27 million in the third quarter of 2009. This increase was primarily driven by: (1) the consolidation of $1,121 million of debt in the 2010 first quarter associated with previously securitized notes, as discussed in Footnote No. 1, “Basis of Presentation,” which resulted in a $12 million increase in interest expense in the 2010 third quarter related to that debt; (2) a $3 million unfavorable variance to the 2009 third quarter as a result of lower capitalized interest in the 2010 third quarter associated with construction projects; and (3) $3 million of higher interest expense in the 2010 third quarter associated with our executive deferred compensation plan. These increases were partially offset by $4 million of lower interest expense associated with the maturity of our Series C Senior Notes in the 2009 fourth quarter, lower average borrowings under the Credit Facility with a lower average interest rate, and other net debt reductions.

Thirty-six Weeks. Interest expense increased by $46 million (55 percent) to $130 million in the first three quarters of 2010 compared to $84 million in the first three quarters of 2009. This increase was primarily driven by: (1) the consolidation of $1,121 million of debt in the 2010 first quarter associated with previously securitized notes, which resulted in a $40 million increase in interest expense in the first three quarters of 2010 related to that debt; (2) a $13 million unfavorable variance to the first three quarters of 2009 as a result of lower capitalized interest in the first three quarters of 2010 associated with construction projects; and (3) $9 million of higher interest expense in the first three quarters of 2010 associated with our executive deferred compensation plan. These increases were partially offset by: (1) $11 million of lower interest expense associated with our repurchase of $122 million of principal amount of our Senior Notes in 2009, the maturity of our Series C Senior Notes in the 2009 fourth quarter and other net debt reductions; and (2) a $5 million decrease in interest expense associated with our Credit Facility, which reflected lower average borrowings under the Credit Facility and a lower average interest rate.

Interest Income and Income Tax

Twelve Weeks. Interest income decreased by $1 million (20 percent) to $4 million in the third quarter of 2010, from $5 million in the third quarter of 2009, primarily reflecting a $2 million decrease associated with a loan for which we recognized interest income in the 2009 third quarter, but for which we no longer recognize interest income. Subsequent to the 2009 third quarter, we determined that the loan had become impaired. Because we recognize interest on impaired loans on a cash basis, we did not recognize any interest on this loan after its impairment.

Our tax provision increased by $255 million (121 percent) to a tax provision of $45 million in the third quarter of 2010 from a tax benefit of $210 million in the third quarter of 2009. The increase was primarily due to pretax income in 2010 (as compared to a pretax loss in 2009) and $7 million of higher tax expense associated with changes to the Company’s deferred compensation plan (the 2010 third quarter had no impact associated with deferred compensation expenses, compared to a $7 million favorable impact in the year-ago quarter). The increase was partially offset by a lower tax rate in the third quarter of 2010, as the 2009 third quarter reflected $13 million of income tax expense primarily related to the treatment of funds received from certain foreign subsidiaries.

Thirty-six Weeks. Interest income decreased by $9 million (45 percent) to $11 million in the first three quarters of 2010, from $20 million in the first three quarters of 2009, primarily reflecting a $5 million decrease associated with a loan that we determined was impaired in the 2009 third quarter (as noted in the preceding “Twelve Weeks” discussion), and a $3 million decrease due to a change in the timing of payment of a preferred dividend.

Our tax provision increased by $289 million (217 percent) to a tax provision of $156 million in the first three quarters of 2010 from a tax benefit of $133 million in the first three quarters of 2009. The increase was primarily due to pretax income in 2010 (as compared to a pretax loss in 2009) and $9 million of higher tax expense associated with changes to the Company’s deferred compensation plan (the first three quarters of 2010 had no impact associated with deferred compensation expenses, compared to a $9 million favorable impact in the year-ago period). The increase was partially offset by a lower tax rate in the first three quarters of 2010, as the first three quarters of 2009 reflected $56 million of income tax expense primarily related to the treatment of funds received from certain foreign subsidiaries.

Equity in Losses

Twelve Weeks. Equity in losses of $5 million in the third quarter of 2010 decreased by $7 million from equity in losses of $12 million in the third quarter of 2009 and primarily reflected a favorable variance from a $3 million impairment charge in the 2009 third quarter for a joint venture that was not allocated to one of our segments and a total of $4 million of lower losses in the 2010 third quarter for a Timeshare segment residential and fractional project joint venture and International segment joint venture.

Thirty-six Weeks. Equity in losses of $20 million in the first three quarters of 2010 decreased by $30 million from equity in losses of $50 million in first three quarters of 2009 and primarily reflected favorable variances from a $30 million impairment charge associated with a Luxury segment joint venture investment that we determined was fully impaired and a $3 million impairment charge for a joint venture that was not allocated to one of our segments, both incurred in the 2009 period. Increased earnings of $2 million for our International segment joint ventures also contributed to the decrease in equity in losses. These favorable impacts were partially offset by $3 million of increased losses in the 2010 period for a Timeshare segment residential and fractional project joint venture, primarily related to increased cancellation allowances, and impairment charges we recorded in the 2010 period of $2 million and

$1 million associated with a North American Limited-Service segment joint venture and a Timeshare segment joint venture, respectively.

Net Losses Attributable to Noncontrolling Interests

Twelve Weeks. Net losses attributable to noncontrolling interests decreased by $3 million in the third quarter of 2010 to zero, compared to $3 million in the third quarter of 2009.

Thirty-six Weeks. Net losses attributable to noncontrolling interests decreased by $7 million in the first three quarters of 2010 to zero, compared to $7 million in the first three quarters of 2009.

Net Income (Loss)

Twelve Weeks. Net income increased by $552 million (118 percent) to income of $83 million in the third quarter of 2010 from a loss of $469 million in the third quarter of 2009, net income attributable to Marriott increased by $549 million (118 percent) to income of $83 million in the third quarter of 2010 from a loss of $466 million in the third quarter of 2009, and diluted earnings per share attributable to Marriott increased by $1.53 (117 percent) to earnings of $0.22 per share from losses of $1.31 per share in the third quarter of 2009. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $552 million increase in net income compared to the prior year was due to a favorable variance related to Timeshare strategy-impairment charges in the 2009 third quarter ($752 million), higher Timeshare sales and services revenue net of direct expenses ($40 million), higher base management and franchise fees ($16 million), lower restructuring costs ($9 million), lower equity in losses ($7 million), higher gains and other income ($4 million), and higher incentive management fees ($4 million). These favorable variances were partially offset by higher income taxes ($255 million), higher interest expense ($14 million), lower owned, leased, corporate housing and other revenue net of direct expenses ($5 million), higher general, administrative, and other expenses ($5 million) and lower interest income ($1 million).

Thirty-six Weeks. Net income increased by $744 million (162 percent) to income of $285 million in the first three quarters of 2010 from a loss of $459 million in the first three quarters of 2009, net income attributable to Marriott increased by $737 million (163 percent) to income of $285 million in first three quarters of 2010 from a loss of $452 million in the first three quarters of 2009, and diluted income per share attributable to Marriott increased by $2.03 (160 percent) to earnings of $0.76 per share from losses of $1.27 per share in the first three quarters of 2009. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $744 million increase in net income compared to the prior year was due to a favorable variance related to Timeshare strategy-impairment charges in the third quarter of 2009 ($752 million), higher Timeshare sales and services revenue net of direct expenses ($147 million), lower general, administrative, and other expenses ($78 million), lower restructuring costs ($44 million), higher base management and franchise fees ($41 million), lower equity in losses ($30 million), higher incentive management fees ($12 million), and higher owned, leased, corporate housing, and other revenue net of direct expenses ($4 million). These favorable variances were partially offset by higher income taxes ($289 million), higher interest expense ($46 million), lower gains and other income ($20 million), and lower interest income ($9 million).

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA is a non-GAAP financial measure that reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

We also evaluate adjusted EBITDA as an indicator of operating performance. Adjusted EBITDA excludes: (1) the 2009 third quarter restructuring costs and other charges totaling $8 million; (2) the 2009 second quarter restructuring costs and other charges totaling $57 million; and (3) the 2009 first quarter restructuring costs and other charges totaling $129 million. We evaluate non-GAAP measures that exclude the impact of the restructuring costs and other charges incurred in the first three quarters of 2009 because those non-GAAP measures allow for period-over-period comparisons of our on-going core operations before material charges. These non-GAAP measures also facilitate our comparison of results from our on-going operations before material charges with results from other lodging companies. EBITDA and adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Both of these non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate adjusted EBITDA differently than we do or may not calculate it at all, limiting adjusted EBITDA’s usefulness as a comparative measure. The table below shows our EBITDA and Adjusted EBITDA calculations and reconciles those measures with Net Income (Loss) attributable to Marriott.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Net Income (Loss) attributable to Marriott	$83	$(466)	$285	$(452)
Interest expense	41	27	130	84
Tax provision (benefit)	45	(210)	156	(133)
Tax provision, noncontrolling interests	0	1	0	4
Depreciation and amortization	40	43	121	124
Less: Depreciation reimbursed by third-party owners	(2)	(2)	(8)	(6)
Interest expense from unconsolidated joint ventures	6	4	16	13
Depreciation and amortization from unconsolidated joint ventures	7	6	19	18

EBITDA	$220	$(597)	$719	$(348)
Restructuring costs and other charges
Severance	0	4	0	16
Facilities exit costs	0	5	0	27
Development cancellations	0	0	0	1

Total restructuring costs	0	9	0	44

Impairment of investments and other	0	0	0	79
Reversal of reserve for expected fundings	0	0	0	(11)
Accounts receivable and guarantee charges	0	1	0	4
Reserves for loan losses	0	0	0	43
Contract cancellation allowances	0	1	0	6
Residual interests valuation	0	(3)	0	22
Software development write-off	0	0	0	7

Total other charges	0	(1)	0	150

Total restructuring costs and other charges	0	8	0	194

Timeshare strategy-impairment charges
Operating impairments	0	614	0	614
Non-operating impairments	0	138	0	138

Total timeshare strategy-impairment charges	0	752	0	752

Adjusted EBITDA	$220	$163	$719	$598

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

Twelve Weeks. Total segment financial results increased by $732 million (140 percent) to segment income of $211 million in the third quarter of 2010 from segment losses of $521 million in the third quarter of 2009, and total segment revenues increased by $182 million to $2,630 million in the third quarter of 2010, a 7 percent increase from revenues of $2,448 million in the third quarter of 2009.

The increase in revenues included a $142 million increase in cost reimbursements revenue, which does not impact operating income or net income attributable to Marriott. The results, compared to the year-ago quarter, primarily reflected a favorable impact of $685 million related to Timeshare strategy-impairment charges recorded in the 2009 third quarter, $614 million of which were reported in the “Timeshare strategy-impairment charges” caption and $71 million of which were reported in the “Timeshare strategy-impairment charges (non-operating)” caption of our Condensed Consolidated Statements of Income, an increase of $40 million in Timeshare sales and services revenue net of direct expenses, a $16 million increase in base management and franchise fees to $232 million in the 2010 quarter from $216 million in the 2009 quarter, a $7 million decrease in restructuring costs, and a $4 million increase in incentive management fees. These favorable variances were partially offset by $12 million of increased interest expense, $7 million of increased general, administrative, and other expenses, and a $4 million decrease in net losses attributable to noncontrolling interest benefit.

The $16 million increase in base management and franchise fees primarily reflected stronger RevPAR and the impact of unit growth across the system. The $4 million increase in incentive management fees primarily reflected higher property-level revenue and continued tight property-level cost controls favorably impacting margins in the third quarter of 2010 compared to the third quarter of 2009. In the third quarter of 2010, 23 percent of our managed properties paid incentive management fees to us versus 20 percent in the third quarter of 2009. In addition, in the third quarter of 2010, 88 percent of our incentive fees were derived from international hotels versus nearly all of our incentive fees in the 2009 third quarter.

Worldwide RevPAR for comparable systemwide properties increased by 8.2 percent (7.5 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased by 8.4 percent (7.0 percent using actual dollars). Compared to the year-ago quarter, worldwide comparable company-operated house profit margins in 2010 increased by 90 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 9.7 percent on a constant U.S. dollar basis reflecting the impact of very tight cost controls in 2010 at properties in our system as well as increased demand. North American company-operated house profit margins increased by 30 basis points and HP-PAR at our North American company-operated properties increased by 6.0 percent also reflecting very tight cost controls at properties and increased demand, offset in part by lower cancellation and attrition fees in the 2010 quarter. International company-operated house profit margins increased by 170 basis points and HP-PAR at our international company-operated properties increased by 15.0 percent reflecting higher property-level revenue and continued tight property-level cost controls.

Thirty-six Weeks. Total segment financial results increased by $951 million (351 percent) to segment income of $680 million in the first three quarters of 2010 from segment losses of $271 million in the first three quarters of 2009, and total segment revenues increased by $525 million to $7,997 million in the first three quarters of 2010, a 7 percent increase from revenues of $7,472 million in the first three quarters of 2009.

The increase in revenues included a $345 million increase in cost reimbursements revenue, which does not impact operating income or net income attributable to Marriott. The results, compared to the first three quarters of 2009, reflected a favorable impact of $685 million related to Timeshare strategy-impairment charges recorded in the 2009 third quarter, $614 million of which were reported in the “Timeshare strategy-impairment charges” caption and $71 million of which were reported in the “Timeshare strategy-impairment charges (non-operating)” caption of our Condensed Consolidated Statements of Income, an increase of $147 million in Timeshare sales and services revenue net of direct expenses, $46 million of decreased general, administrative, and other expenses, a $41 million increase in base management and franchise fees to $689 million in the first three quarters of 2010 from $648 million in the first three quarters of 2009, a $40 million decrease in restructuring costs, $25 million of lower joint venture equity losses, $12 million of higher incentive management fees, and an increase of $8 million in owned, leased, corporate housing, and other revenue net of direct expenses. These favorable variances were partially offset by $40 million of increased interest expense, an $11 million decrease in net losses attributable to noncontrolling interest benefit, and a decrease of $2 million in gains and other income.

The $41 million increase in base management and franchise fees primarily reflected stronger RevPAR and the impact of unit growth across the system. The $12 million increase in incentive management fees primarily reflected higher property-level revenue and continued tight property-level cost controls favorably impacting margins in the first three quarters of 2010 compared to the first three quarters of 2009. In the first three quarters of 2010, 27 percent of our managed properties paid incentive management fees to us versus 25 percent in the first three quarters of 2009. In addition, in the first three quarters of 2010, 67 percent of our incentive fees were derived from international hotels versus 65 percent in the first three quarters of 2009.

Worldwide RevPAR for comparable systemwide properties increased by 4.8 percent (5.1 percent using actual dollars) while worldwide RevPAR for comparable company-operated properties increased by 5.5 percent (5.8 percent using actual dollars). Compared to the year-ago period, worldwide comparable company-operated house profit margins in the first three quarters of 2010 increased by 30 basis points and worldwide comparable company-operated HP-PAR increased by 4.9 percent on a constant U.S. dollar basis reflecting the impact of very tight cost controls in 2010 at properties in our system and increased demand, partially offset by decreased average daily rates. North American company-operated house profit margins declined by 20 basis points and HP-PAR at our North American company-operated properties increased by 1.9 percent reflecting very tight cost controls at properties, partially offset by decreased average daily rates and lower cancellation and attrition fees. International company-operated house profit margins increased by 110 basis points and HP-PAR at our international company-operated properties increased by 10.l percent reflecting higher property-level revenue and continued tight property-level cost controls.

Summary of Properties by Brand

Inclusive of residential properties, we opened 32 lodging properties (5,056 rooms) during the third quarter of 2010, while 3 properties (667 rooms) exited the system, increasing our total properties to 3,518 (611,566 rooms). These figures include 32 home and condominium products (3,021 units), for which we manage the related owners’ associations. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include JW Marriott and Marriott Conference Centers. References to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn.

The table below shows properties we operated or franchised, by brand, as of September 10, 2010 (excluding 1,993 corporate housing rental units associated with our ExecuStay brand):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
U.S. Locations

Marriott Hotels & Resorts	141	72,569	185	56,242
Marriott Conference Centers	11	3,298	0	0
JW Marriott	13	8,616	5	1,552
Renaissance Hotels	37	16,963	40	11,478
Renaissance ClubSport	0	0	2	349
Autograph Collection	0	0	11	1,646
The Ritz-Carlton	39	11,587	0	0
The Ritz-Carlton-Residential (1)	25	2,603	0	0
Courtyard	281	44,143	504	66,182
Fairfield Inn & Suites	3	1,055	644	57,343
SpringHill Suites	33	5,156	238	26,616
Residence Inn	133	18,997	459	52.283
TownePlace Suites	34	3,658	158	15,662
Marriott Vacation Club (2)	42	9,748	0	0
The Ritz-Carlton Destination Club (2)	7	314	0	0
The Ritz-Carlton Residences (1), (2)	3	222	0	0
Grand Residences by Marriott-Fractional (2)	1	199	0	0
Grand Residences by Marriott-Residential (1), (2)	2	68	0	0

Non-U.S. Locations

Marriott Hotels & Resorts	132	39,059	35	10,332
JW Marriott	26	9,971	2	574
Renaissance Hotels	51	17,580	16	5,042
The Ritz-Carlton	35	10,457	0	0
The Ritz-Carlton-Residential (1)	1	112	0	0
The Ritz-Carlton Serviced Apartments	3	458	0	0
Bulgari Hotels & Resorts	2	117	0	0
Marriott Executive Apartments	22	3,676	1	99
Courtyard	51	11,301	46	8,006
Fairfield Inn & Suites	0	0	10	1,235
SpringHill Suites	0	0	1	124
Residence Inn	3	405	15	2,154
Marriott Vacation Club (2)	11	2,118	0	0
The Ritz-Carlton Destination Club (2)	2	132	0	0
The Ritz-Carlton Residences (1), (2)	1	16	0	0
Grand Residences by Marriott-Fractional (2)	1	49	0	0

Total	1,146	294,647	2,372	316,919

(1)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.

(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

Total Lodging and Timeshare Products by Segment

At September 10, 2010, we operated or franchised the following properties by segment (excluding 1,993 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	322	13	335	126,044	4,837	130,881
Marriott Conference Centers	11	0	11	3,298	0	3,298
JW Marriott	17	1	18	9,781	221	10,002
Renaissance Hotels	77	2	79	28,441	790	29,231
Renaissance ClubSport	2	0	2	349	0	349
Autograph Collection	11	0	11	1,646	0	1,646

	440	16	456	169,559	5,848	175,407
North American Limited-Service Lodging Segment (1)
Courtyard	784	16	800	109,921	2,793	112,714
Fairfield Inn & Suites	647	9	656	58,398	1,029	59,427
SpringHill Suites	271	1	272	31,772	124	31,896
Residence Inn	592	17	609	71,280	2,450	73,730
TownePlace Suites	192	0	192	19,320	0	19,320

	2,486	43	2,529	290,691	6,396	297,087
International Lodging Segment (1)
Marriott Hotels & Resorts	4	154	158	2,767	44,554	47,321
JW Marriott	1	27	28	387	10,324	10,711
Renaissance Hotels	0	65	65	0	21,832	21,832
Courtyard	1	81	82	404	16,514	16,918
Fairfield Inn & Suites	0	1	1	0	206	206
Residence Inn	0	1	1	0	109	109
Marriott Executive Apartments	0	23	23	0	3,775	3,775

	6	352	358	3,558	97,314	100,872
Luxury Lodging Segment
The Ritz-Carlton	39	35	74	11,587	10,457	22,044
Bulgari Hotels & Resorts	0	2	2	0	117	117
The Ritz-Carlton-Residential (2)	25	1	26	2,603	112	2,715
The Ritz-Carlton Serviced Apartments	0	3	3	0	458	458

	64	41	105	14,190	11,144	25,334
Timeshare Segment (3)
Marriott Vacation Club	42	11	53	9,748	2,118	11,866
The Ritz-Carlton Destination Club	7	2	9	314	132	446
The Ritz-Carlton Residences (2)	3	1	4	222	16	238
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Grand Residences by Marriott-Residential (1), (2)	2	0	2	68	0	68

	55	15	70	10,551	2,315	12,866

Total	3,051	467	3,518	488,549	123,017	611,566

(1)	North American includes properties located in the continental United States and Canada. International includes properties located outside the continental United States and Canada.

(2)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.

(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

The following table provides additional detail, by brand, as of September 10, 2010, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	53	27
The Ritz-Carlton Destination Club and Residences	11	9
Grand Residences by Marriott and Residences	4	3
Joint Ventures
The Ritz-Carlton Destination Club and Residences	2	2

Total	70	41

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

The occupancy, average daily rate, and RevPAR statistics used throughout this report for the twelve weeks ended September 10, 2010, include the period from June 19, 2010, through September 10, 2010, and the statistics for the twelve weeks ended September 11, 2009, include the period from June 20, 2009, through September 11, 2009, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States, which for those properties includes the period from June 1 through the end of August). The occupancy, average daily rate, and RevPAR statistics used throughout this report for the thirty-six weeks ended September 10, 2010, include the period from January 2, 2010, through September 10, 2010, and the statistics for the thirty-six weeks ended September 11, 2009, include the period from January 3, 2009, through September 11, 2009, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States, which for those properties includes the period from January 1 through the end of August).

	Comparable Company-Operated North American Properties (1)				Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended September 10, 2010		Change vs. 2009		Twelve Weeks Ended September 10, 2010	Change vs. 2009
Marriott Hotels & Resorts (2)
Occupancy		71.7%	2.2	% pts.	69.4%	3.1	% pts.
Average Daily Rate		$147.02	3.7%		$137.17	2.6%
RevPAR		$105.35	7.0%		$95.20	7.4%
Renaissance Hotels & Resorts
Occupancy		69.1%	0.7	% pts.	69.6%	2.7	% pts.
Average Daily Rate		$142.02	2.7%		$132.59	2.1%
RevPAR		$98.20	3.8%		$92.22	6.2%
Composite North American Full-Service (3)
Occupancy		71.2%	1.9	% pts.	69.4%	3.1	% pts.
Average Daily Rate		$146.11	3.5%		$136.35	2.5%
RevPAR		$104.01	6.4%		$94.67	7.2%
The Ritz-Carlton North America
Occupancy		68.6%	2.9	% pts.	68.6%	2.9	% pts.
Average Daily Rate		$247.12	3.3%		$247.12	3.3%
RevPAR		$169.51	7.9%		$169.51	7.9%
Composite North American Full-Service and Luxury (4)
Occupancy		70.9%	2.0	% pts.	69.4%	3.0	% pts.
Average Daily Rate		$158.18	3.6%		$144.46	2.6%
RevPAR		$112.10	6.7%		$100.21	7.3%
Residence Inn
Occupancy		78.9%	3.8	% pts.	80.6%	4.4	% pts.
Average Daily Rate		$113.40	1.1%		$113.32	0.9%
RevPAR		$89.50	6.2%		$91.37	6.6%
Courtyard
Occupancy		67.5%	2.5	% pts.	70.2%	3.3	% pts.
Average Daily Rate		$105.77	1.9%		$109.63	1.8%
RevPAR		$71.37	5.8%		$76.92	6.8%
Fairfield Inn
Occupancy		nm	nm	pts.	70.5%	4.4	% pts.
Average Daily Rate	$	nm	nm		$86.76	1.7%
RevPAR	$	nm	nm		$61.20	8.4%
TownePlace Suites
Occupancy		72.8%	4.0	% pts.	76.4%	7.1	% pts.
Average Daily Rate		$75.06	-0.5%		$80.79	-1.4%
RevPAR		$54.67	5.2%		$61.74	8.6%
SpringHill Suites
Occupancy		68.5%	3.6	% pts.	70.6%	4.5	% pts.
Average Daily Rate		$94.32	2.3%		$98.56	0.1%
RevPAR		$64.65	8.0%		$69.63	6.9%
Composite North American Limited-Service (5)
Occupancy		70.9%	3.0	% pts.	73.3%	4.1	% pts.
Average Daily Rate		$105.39	1.5%		$103.52	1.1%
RevPAR		$74.74	6.0%		$75.92	7.1%
Composite North American (6)
Occupancy		70.9%	2.4	% pts.	71.8%	3.7	% pts.
Average Daily Rate		$135.99	2.8%		$118.69	1.7%
RevPAR		$96.40	6.5%		$85.24	7.2%

(1)

Statistics are for the twelve weeks ended September 10, 2010, and September 11, 2009, except for The Ritz-Carlton, for which the statistics are for the three months ended August 31, 2010, and August 31, 2009. North American statistics include only properties located in the continental United States.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended August 31, 2010	Change vs. 2009		Three Months Ended August 31, 2010	Change vs. 2009
Caribbean and Latin America (2)
Occupancy	71.5%	5.8	% pts.	68.6%	8.1	% pts.
Average Daily Rate	$158.53	-1.1%		$146.92	0.7%
RevPAR	$113.33	7.6%		$100.82	14.2%
Continental Europe (2)
Occupancy	75.5%	3.8	% pts.	74.7%	4.8	% pts.
Average Daily Rate	$149.09	3.2%		$148.78	2.0%
RevPAR	$112.54	8.6%		$111.17	9.0%
United Kingdom (2)
Occupancy	81.6%	3.3	% pts.	81.3%	3.4	% pts.
Average Daily Rate	$158.45	5.3%		$157.02	5.0%
RevPAR	$129.35	9.7%		$127.58	9.6%
Middle East and Africa (2)
Occupancy	62.4%	1.5	% pts.	62.7%	1.6	% pts.
Average Daily Rate	$119.06	-4.5%		$117.81	-4.4%
RevPAR	$74.25	-2.2%		$73.85	-1.9%
Asia Pacific (2), (3)
Occupancy	68.1%	13.1	% pts.	68.2%	11.3	% pts.
Average Daily Rate	$118.54	4.9%		$129.35	0.9%
RevPAR	$80.76	29.9%		$88.25	21.0%
Regional Composite (4), (5)
Occupancy	73.0%	6.5	% pts.	72.2%	6.7	% pts.
Average Daily Rate	$142.33	2.2%		$143.23	1.5%
RevPAR	$103.89	12.1%		$103.38	11.9%
International Luxury (6)
Occupancy	62.8%	5.3	% pts.	62.8%	5.3	% pts.
Average Daily Rate	$289.92	2.8%		$289.92	2.8%
RevPAR	$182.05	12.4%		$182.05	12.4%
Total International (7)
Occupancy	71.9%	6.3	% pts.	71.3%	6.6	% pts.
Average Daily Rate	$156.39	2.3%		$154.85	1.6%
RevPAR	$112.42	12.2%		$110.47	12.0%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for June 1 through the end of August. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2009 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the continental United States and Canada.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Regional Composite statistics include properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(6)	Includes The Ritz-Carlton properties located outside the continental United States and Canada and Bulgari Hotels & Resorts properties.

(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended August 31, 2010	Change vs. 2009		Three Months Ended August 31, 2010	Change vs. 2009
Composite Luxury (2)
Occupancy	66.2%	3.9	% pts.	66.2%	3.9	% pts.
Average Daily Rate	$263.81	3.3%		$263.81	3.3%
RevPAR	$174.67	9.8%		$174.67	9.8%
Total Worldwide (3)
Occupancy	71.2%	3.7	% pts.	71.7%	4.2	% pts.
Average Daily Rate	$142.46	2.8%		$125.18	1.8%
RevPAR	$101.43	8.4%		$89.79	8.2%

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

(3)

Total Worldwide statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the continental United States (except for The Ritz-Carlton) represent the twelve weeks ended September 10, 2010, and September 11, 2009. Statistics for The Ritz-Carlton brand properties and properties located outside of the continental United States represent the three months ended August 31, 2010, and August 31, 2009.

	Comparable Company-Operated North American Properties (1)				Comparable Systemwide North American Properties (1)
	Thirty-Six Weeks Ended September 10, 2010		Change vs. 2009		Thirty-Six Weeks Ended September 10, 2010	Change vs. 2009
Marriott Hotels & Resorts (2)
Occupancy		70.4%	3.7	% pts.	67.6%	4.0	% pts.
Average Daily Rate		$153.40	-1.2%		$141.62	-1.7%
RevPAR		$107.94	4.3%		$95.79	4.4%
Renaissance Hotels & Resorts
Occupancy		68.1%	2.2	% pts.	68.0%	3.9	% pts.
Average Daily Rate		$150.30	-2.3%		$138.29	-2.8%
RevPAR		$102.32	1.1%		$94.03	3.1%
Composite North American Full-Service (3)
Occupancy		69.9%	3.4	% pts.	67.7%	4.0	% pts.
Average Daily Rate		$152.83	-1.4%		$141.02	-1.9%
RevPAR		$106.88	3.7%		$95.48	4.2%
The Ritz-Carlton North America
Occupancy		68.7%	6.5	% pts.	68.7%	6.5	% pts.
Average Daily Rate		$279.22	-0.7%		$279.22	-0.7%
RevPAR		$191.72	9.7%		$191.72	9.7%
Composite North American Full-Service and Luxury (4)
Occupancy		69.8%	3.7	% pts.	67.8%	4.1	% pts.
Average Daily Rate		$166.55	-0.9%		$150.23	-1.5%
RevPAR		$116.24	4.7%		$101.80	4.8%
Residence Inn
Occupancy		75.0%	4.7	% pts.	76.4%	4.7	% pts.
Average Daily Rate		$114.20	-3.0%		$112.34	-2.6%
RevPAR		$85.65	3.5%		$85.83	3.8%
Courtyard
Occupancy		65.2%	3.2	% pts.	66.8%	3.1	% pts.
Average Daily Rate		$107.35	-3.1%		$109.90	-2.0%
RevPAR		$69.98	1.9%		$73.42	2.7%
Fairfield Inn
Occupancy		nm	nm	pts.	64.5%	2.8	% pts.
Average Daily Rate	$	nm	nm		$84.62	-1.7%
RevPAR	$	nm	nm		$54.54	2.7%
TownePlace Suites
Occupancy		66.6%	3.4	% pts.	69.6%	5.5	% pts.
Average Daily Rate		$74.34	-6.2%		$80.33	-5.1%
RevPAR		$49.48	-1.1%		$55.95	3.1%
SpringHill Suites
Occupancy		65.9%	3.7	% pts.	66.9%	3.8	% pts.
Average Daily Rate		$96.09	-2.9%		$97.73	-3.7%
RevPAR		$63.36	3.0%		$65.41	2.0%
Composite North American Limited-Service (5)
Occupancy		68.0%	3.6	% pts.	69.0%	3.7	% pts.
Average Daily Rate		$106.63	-3.1%		$103.04	-2.5%
RevPAR		$72.48	2.3%		$71.08	3.0%
Composite North American (6)
Occupancy		69.0%	3.7	% pts.	68.5%	3.8	% pts.
Average Daily Rate		$141.53	-1.6%		$120.84	-1.9%
RevPAR		$97.69	4.0%		$82.80	3.9%

(1)

Statistics are for the thirty-six weeks ended September 10, 2010, and September 11, 2009, except for The Ritz-Carlton, for which the statistics are for the eight months ended August 31, 2010, and August 31, 2009. North American statistics include only properties located in the continental United States.

(2)	Marriott Hotels & Resorts includes JW Marriott properties.

(3)	Composite North American Full-Service statistics include Marriott Hotels & Resorts and Renaissance Hotels.

(4)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels, and The Ritz-Carlton properties.

(5)	Composite North American Limited-Service statistics include Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites properties.

(6)

Composite North American statistics include Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton properties.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Eight Months Ended August 31, 2010	Change vs. 2009		Eight Months Ended August 31, 2010	Change vs. 2009
Caribbean and Latin America (2)
Occupancy	72.4%	5.2	% pts.	69.3%	7.9	% pts.
Average Daily Rate	$180.16	-2.4%		$163.94	-1.6%
RevPAR	$130.49	5.2%		$113.59	11.1%
Continental Europe (2)
Occupancy	69.4%	4.0	% pts.	68.1%	4.7	% pts.
Average Daily Rate	$156.87	-0.3%		$155.68	-1.8%
RevPAR	$108.94	5.8%		$106.02	5.5%
United Kingdom (2)
Occupancy	76.0%	3.9	% pts.	75.4%	3.8	% pts.
Average Daily Rate	$154.96	2.0%		$153.86	1.9%
RevPAR	$117.80	7.5%		$116.04	7.3%
Middle East and Africa (2)
Occupancy	69.0%	2.3	% pts.	69.1%	2.7	% pts.
Average Daily Rate	$131.57	-7.5%		$130.09	-7.6%
RevPAR	$90.84	-4.4%		$89.87	-3.9%
Asia Pacific (2), (3)
Occupancy	66.1%	14.1	% pts.	66.5%	12.1	% pts.
Average Daily Rate	$121.02	-1.1%		$128.55	-3.5%
RevPAR	$80.00	25.7%		$85.54	17.9%
Regional Composite (4), (5)
Occupancy	70.5%	6.8	% pts.	69.4%	6.9	% pts.
Average Daily Rate	$147.78	-1.9%		$147.58	-2.4%
RevPAR	$104.12	8.5%		$102.48	8.4%
International Luxury (6)
Occupancy	63.5%	6.8	% pts.	63.5%	6.8	% pts.
Average Daily Rate	$308.92	-1.9%		$308.92	-1.9%
RevPAR	$196.14	9.8%		$196.14	9.8%
Total International (7)
Occupancy	69.7%	6.8	% pts.	68.9%	6.9	% pts.
Average Daily Rate	$163.79	-1.8%		$160.97	-2.3%
RevPAR	$114.16	8.7%		$110.92	8.6%

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

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the continental United States and Canada.

(3)	Excludes Hawaii.

(4)	Includes Hawaii.

(5)	Regional Composite statistics include properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(6)	Includes The Ritz-Carlton properties located outside the continental United States and Canada and Bulgari Hotels & Resorts properties.

(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Eight Months Ended August 31, 2010	Change vs. 2009		Eight Months Ended August 31, 2010	Change vs. 2009
Composite Luxury (2)
Occupancy	66.5%	6.6	% pts.	66.5%	6.6	% pts.
Average Daily Rate	$290.87	-1.2%		$290.87	-1.2%
RevPAR	$193.54	9.7%		$193.54	9.7%
Total Worldwide (3)
Occupancy	69.2%	4.6	% pts.	68.6%	4.3	% pts.
Average Daily Rate	$148.01	-1.5%		$127.41	-1.8%
RevPAR	$102.45	5.5%		$87.38	4.8%

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

(3)

Total Worldwide statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the continental United States (except for The Ritz-Carlton) represent the thirty-six weeks ended September 10, 2010, and September 11, 2009. Statistics for The Ritz-Carlton brand properties and properties located outside of the continental United States represent the eight months ended August 31, 2010, and August 31, 2009.

North American Full-Service Lodging includes Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott, Renaissance Hotels, Renaissance ClubSport, and Autograph Collection.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 10, 2010	September 11, 2009	Change 2010/2009	September 10, 2010	September 11, 2009	Change 2010/2009
Segment revenues	$1,144	$1,074	7%	$3,538	$3,382	5%

Segment results	$55	$51	8%	$211	$191	10%

Since the third quarter of 2009, across our North American Full-Service Lodging segment we added 20 properties (5,593 rooms) and 4 properties (994 rooms) left the system.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated North American full-service properties increased by 6.4 percent to $104.01, occupancy increased by 1.9 percentage points to 71.2 percent, and average daily rates increased by 3.5 percent to $146.11.

The $4 million increase in segment results, compared to the 2009 third quarter, primarily reflected $6 million of higher base management and franchise fees, partially offset by $1 million of lower owned, leased, and other revenue net of direct expenses and $1 million of higher general, administrative, and other expenses.

The $6 million increase in base management and franchise fees primarily reflected increased RevPAR and unit growth as well as franchise fees from new properties added to the Autograph Collection.

Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $1,041 million in the third quarter of 2010, compared to $971 million in the 2009 third quarter.

Thirty-six Weeks. Compared to the year-ago period, RevPAR for comparable company-operated North American full-service properties increased by 3.7 percent to $106.88, occupancy increased by 3.4 percentage points to 69.9 percent, and average daily rates decreased by 1.4 percent to $152.83.

The $20 million increase in segment results, compared to the first three quarters of 2009, primarily reflected $13 million of higher base management and franchise fees, $5 million of lower general, administrative, and other expenses, and $2 million of higher owned, leased, and other revenue net of direct expenses.

The $13 million of higher base management and franchise fees primarily reflected increased RevPAR and unit growth as well as franchise fees from new properties added to the Autograph Collection.

The $5 million decrease in general, administrative, and other expenses primarily reflected a favorable variance related to a $7 million charge for a security deposit that was deemed unrecoverable in the 2009 period, partially offset by $3 million in net cost increases primarily reflecting incentive compensation.

Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $3,172 million in the first three quarters of 2010, compared to $3,020 million in the first three quarters of 2009.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 10, 2010	September 11, 2009	Change 2010/2009	September 10, 2010	September 11, 2009	Change 2010/2009
Segment revenues	$532	$489	9%	$1,500	$1,401	7%

Segment results	$82	$77	6%	$223	$182	23%

Since the third quarter of 2009, across our North American Limited-Service Lodging segment we added 129 properties (15,737 rooms) and 14 properties (1,558 rooms) left the system. The properties that left the system were mostly associated with our Residence Inn brand, primarily due to quality issues.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated North American limited-service properties increased by 6.0 percent to $74.74, occupancy increased by 3.0 percentage points to 70.9 percent, and average daily rates increased by 1.5 percent to $105.39.

The $5 million increase in segment results, compared to the third quarter of 2009, reflected $6 million of higher base management and franchise fees, a $1 million increase in incentive management fees, and $1 million of higher joint venture equity earnings, partially offset by $4 million of higher general, administrative, and other expenses.

The $6 million of higher base management and franchise fees primarily reflected higher RevPAR and new unit growth.

The $4 million increase in general, administrative, and other expenses primarily reflected higher incentive compensation.

Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $382 million in the third quarter of 2010, compared to $348 million in the third quarter of 2009.

Thirty-six Weeks. Compared to the year-ago period, RevPAR for comparable company-operated North American limited-service properties increased by 2.3 percent to $72.48, occupancy increased by 3.6 percentage points to 68.0 percent, and average daily rates decreased by 3.1 percent to $106.63.

The $41 million increase in segment results, compared to the first three quarters of 2009, primarily reflected $24 million of lower general, administrative, and other expenses and $17 million of higher base management and franchise fees.

The $24 million decrease in general, administrative, and other expenses primarily reflected a favorable variance from a $42 million impairment charge recorded in the 2009 period related to two security deposits that we deemed unrecoverable due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by an $11 million reversal of the remaining balance from the 2008 accrual for the expected funding of those cash flow shortfalls and $6 million of miscellaneous cost increases primarily driven by higher incentive compensation.

The $17 million of higher base management and franchise fees primarily reflected higher RevPAR and new unit growth.

Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $1,085 million in the first three quarters of 2010, compared to $1,001 million in the first three quarters of 2009.

International Lodging includes International Marriott Hotels & Resorts, International JW Marriott, International Renaissance Hotels, International Courtyard, International Fairfield Inn & Suites, International Residence Inn, and Marriott Executive Apartments.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 10, 2010	September 11, 2009	Change 2010/2009	September 10, 2010	September 11, 2009	Change 2010/2009
Segment revenues	$280	$259	8%	$834	$756	10%

Segment results	$26	$25	4%	$101	$89	13%

Since the third quarter of 2009, across our International Lodging segment we added 29 properties (8,059 rooms) and 10 properties (2,833 rooms) left the system, largely due to quality issues.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated international properties increased by 12.1 percent to $103.89, occupancy increased by 6.5 percentage points to 73.0 percent, and average daily rates increased by 2.2 percent to $142.33. Comparable company-operated RevPAR improved significantly in China, Brazil, Germany and Mexico and, to a lesser extent, in the United Kingdom, while the United Arab Emirates experienced RevPAR declines.

The $1 million increase in segment results in the third quarter of 2010, compared to the year-ago quarter, primarily reflected a $2 million increase in incentive management fees and a $2 million increase in base management and franchise fees, partially offset by a $3 million decrease in owned, leased, and other revenue net of direct expenses.

The $2 million increase in incentive management fees was largely due to higher property-level revenue and continued tight property-level cost controls favorably impacting margins, as well as new unit growth to a lesser extent. The $2 million increase in base management and franchise fees primarily reflected stronger RevPAR and new unit growth, partially offset by increased foreign exchange losses.

Owned, leased, and other revenue net of direct expenses decreased by $3 million primarily reflecting $3 million of additional rent expense associated with one property.

Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $147 million in the third quarter of 2010, compared to $132 million in the third quarter of 2009.

Thirty-six Weeks. Compared to the year-ago period, RevPAR for comparable company-operated international properties increased by 8.5 percent to $104.12, occupancy increased by 6.8 percentage points to 70.5 percent, and average daily rates decreased by 1.9 percent to $147.78. Comparable company-operated RevPAR improved significantly in China, Brazil and Germany and, to a lesser extent, in the United Kingdom, while the United Arab Emirates experienced RevPAR declines.

The $12 million increase in segment results in the first three quarters of 2010, compared to the year-ago period, primarily reflected a $7 million increase in incentive management fees, a $5 million increase in base management and franchise fees, a $2 million decrease in restructuring costs, and $1 million of higher joint venture equity earnings, partially offset by $3 million of higher general, administrative, and other expenses and a $1 million decrease in owned, leased and other revenue net of direct expenses.

The $7 million increase in incentive management fees was largely due to higher property-level revenue and continued tight property-level cost controls favorably impacting margins, as well as new unit growth to a lesser extent. The $5 million increase in base management and franchise fees primarily reflected stronger RevPAR and new unit growth, partially offset by increased foreign exchange losses.

The $3 million increase in general, administrative, and other expenses was primarily driven by higher incentive compensation in the current period as compared to the prior period, partially offset by net property-level cost decreases. The $1 million in higher joint venture equity earnings primarily reflected increased earnings at our joint ventures reflecting stronger property-level performance.

The $1 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected $7 million of higher termination fees and $5 million of stronger results at some owned and leased properties, partially offset by $12 million of additional rent expense associated with one property.

Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $397 million in the first three quarters of 2010, compared to $358 million in the first three quarters of 2009.

Luxury Lodging includes The Ritz-Carlton and Bulgari Hotels & Resorts.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 10, 2010	September 11, 2009	Change 2010/2009	September 10, 2010	September 11, 2009	Change 2010/2009
Segment revenues	$323	$296	9%	$1,053	$971	8%

Segment results	$11	$7	57%	$53	$0

Since the third quarter of 2009, across our Luxury Lodging segment we added 6 properties (1,030 rooms) and 1 property (349 rooms) left the system. Since the 2009 third quarter, we also added 2 residential products (155 units) and 1 product (25 units) left the system.

Twelve Weeks. Compared to the year-ago quarter, RevPAR for comparable company-operated luxury properties increased by 9.8 percent to $174.67, occupancy increased by 3.9 percentage points to 66.2 percent, and average daily rates increased by 3.3 percent to $263.81. While Luxury Lodging was particularly impacted by weak demand associated with the financial services industry and other corporate group business in 2009, that business strengthened during the 2010 third quarter.

The $4 million increase in segment results, compared to the third quarter of 2009, primarily reflected $3 million of higher owned, leased, and other revenue net of direct expenses and a $2 million increase in base management fees.

The $3 million of higher owned, leased, and other revenue net of direct expenses primarily reflected improved operating performance at two properties.

The $2 million increase in base management fees was largely driven by RevPAR growth associated with stronger demand and new unit growth.

Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $265 million in the third quarter of 2010, compared to $242 million in the third quarter of 2009.

Thirty-six Weeks. Compared to the year-ago period, RevPAR for comparable company-operated luxury properties increased by 9.7 percent to $193.54, occupancy increased by 6.6 percentage points to 66.5 percent, and average daily rates decreased by 1.2 percent to $290.87. While Luxury Lodging was particularly impacted by weak demand associated with the financial services industry and other corporate group business in 2009, that business improved in the first three quarters of 2010.

The $53 million increase in segment results, compared to the first three quarters of 2009, reflected a $29 million decrease in joint venture equity losses, $11 million of decreased general, administrative, and other expenses, $6 million of higher owned, leased, and other revenue net of direct expenses, a $4 million increase in base management fees, and a $3 million increase in incentive management fees.

The $29 million decrease in joint venture equity losses primarily reflected a favorable variance from a $30 million impairment charge recorded in the 2009 period associated with a joint venture investment that we determined to be fully impaired.

The $11 million decrease in general, administrative, and other expenses primarily reflected a $5 million reversal in the 2010 period of a completion guarantee accrual for which we satisfied the related requirements and a $4 million favorable variance from bad debt expense recorded in the 2009 period on an accounts receivable balance we deemed uncollectible.

The $6 million of higher owned, leased, and other revenue net of direct expenses primarily reflected a $4 million favorable variance from improved operating performance at three properties and $2 million of termination fees net of property closing costs, both in the 2010 period.

The $4 million increase in base management fees was largely driven by RevPAR growth associated with stronger demand and, to a lesser extent, new unit growth. The $3 million increase in incentive management fees primarily reflected fees earned and due from one property in the 2010 period that were calculated based on prior periods’ results.

Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $857 million in the first three quarters of 2010, compared to $792 million in the first three quarters of 2009.

Timeshare includes Marriott Vacation Club, The Ritz-Carlton Destination Club and Residences, and Grand Residences by Marriott.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 10, 2010	September 11, 2009	Change 2010/2009	September 10, 2010	September 11, 2009	Change 2010/2009
Segment Revenues
Base fee revenue	$11	$11		$34	$32
Sales and services revenue
Development	135	138		430	441
Services	86	82		253	232
Financing revenue
Interest income non-securitized notes	11	11		30	34
Interest income-securitized notes	30	0		99	0
Other financing revenue	2	12		5	8

Total financing revenue	43	23		134	42
Other revenue	11	11		32	31

Total sales and services revenue	275	254		849	746
Cost reimbursements	65	65		189	184

Segment revenues	$351	$330	6%	$1,072	$962	11%

Segment Results
Base fee revenue	$11	$11		$34	$32
Timeshare sales and services, net	56	16		156	9
Timeshare strategy-impairment charges	0	(614)		0	(614)
Joint venture equity losses	(2)	(4)		(10)	(6)
Gains and other income	0	1		0	1
Net losses attributable to noncontrolling interests	0	4		0	11
Restructuring costs	0	(7)		0	(38)
General, administrative, and other expense	(16)	(17)		(48)	(57)
Timeshare strategy-impairment charges (non-operating)	0	(71)		0	(71)
Interest expense	(12)	0		(40)	0

Segment results	$37	$(681)	105%	$92	$(733)	113%

Contract Sales
Timeshare	$157	$164		$463	$502
Fractional	5	7		21	25
Residential	0	2		6	(1)

Total company	162	173		490	526

Timeshare	0	0		0	0
Fractional	2	(4)		2	(9)
Residential	0	(17)		(3)	(27)

Total joint venture	2	(21)		(1)	(36)

Total Timeshare segment contract sales	$164	$152	8%	$489	$490	0%

Twelve Weeks. Timeshare segment contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential ownership products before the adjustment for percentage-of-completion accounting. Timeshare segment contract sales increased by $12 million compared to the third quarter of 2009 to $164 million from $152 million. The increase in Timeshare segment contract sales in the third quarter of 2010, compared to the year-ago quarter, reflected a $15 million increase in residential contract sales and a $4 million increase in fractional contract sales, partially offset by a $7 million decrease in timeshare contract sales. Contract sales to existing customers accelerated in the quarter due to sales efforts associated with the MVCD Program. Residential and fractional contract sales were favorably impacted in the third quarter of 2010 by a net $23 million decrease in cancellation allowances that we recorded in anticipation that a portion of contract revenue, previously recorded for certain residential and fractional projects will not be realized due to contract cancellations prior to closing.

The $21 million increase in Timeshare segment revenues to $351 million from $330 million primarily reflected a $21 million increase in Timeshare sales and services revenue. The increase in Timeshare sales and services revenue, compared to the year-ago quarter, primarily reflected higher financing revenue due to higher interest income associated with the impact of ASU Nos. 2009-16 and 2009-17 and, to a lesser extent, higher services revenue reflecting increased rental occupancy levels and rates. These favorable impacts were partially offset by lower development revenue due to lower sales volume and lower reportability as certain timeshare projects in the 2010 third quarter have not yet reached revenue recognition reportability thresholds.

Segment income of $37 million in the third quarter of 2010 increased by $718 million from $681 million of segment losses in the third quarter of 2009, and primarily reflected a favorable variance related to $685 million of impairments recorded in the third quarter of 2009 ($614 million of which were reported in the “Timeshare strategy-impairment charges” caption and $71 million of which were reported in the “Timeshare strategy-impairment charges (non-operating)” caption of our Condensed Consolidated Statements of Income), $40 million of higher Timeshare sales and services revenue net of direct expenses, $7 million of lower restructuring costs which reflected restructuring costs incurred in the 2009 third quarter, and $2 million of lower joint venture equity losses, partially offset by $12 million of interest expense and a $4 million decrease in net losses attributable to noncontrolling interest.

The $40 million increase in Timeshare sales and services revenue net of direct expenses primarily reflected $20 million of higher financing revenue, $7 million of higher development revenue net of product costs and marketing and selling costs, $11 million of higher other revenue net of expenses, and $3 million of higher services revenue net of expenses. Higher development revenue net of product costs and marketing and selling costs primarily reflected lower costs due to lower sales volumes, lower reportability and lower marketing and selling costs, partially offset by lower development revenue for the reasons stated previously.

The $20 million increase in financing revenue, primarily reflected a $30 million increase in interest income on notes receivable from the notes receivable we now consolidate associated with past securitization transactions as part of the adoption of ASU Nos. 2009-16 and 2009-17, partially offset by $7 million of decreased residual interest accretion reflecting the elimination of residual interests as part of the adoption of ASU Nos. 2009-16 and 2009-17 and an unfavorable variance from a $3 million residual interest benefit in the 2009 quarter related to the curing of performance triggers. Please also see Footnote No. 9, “Notes Receivable,” for additional information on these notes receivable, including their weighted average interest rate and range of stated interest rates at September 10, 2010.

The $11 million increase in other revenue net of expenses primarily reflected a $15 million favorable adjustment to the Marriott Rewards liability resulting from lower than anticipated cost of redemptions, partially offset by $6 million in incremental costs related to the new points-based program. See “Marriott Vacation Club Destinations Program” later in this Form 10-Q for additional information on this program launched in the 2010 third quarter. The increase in services revenue net of expenses primarily reflected higher rental revenue.

Joint venture equity losses decreased by $2 million and primarily reflected lower losses from a residential and fractional project joint venture, primarily due to lower expenses at that joint venture.

The $12 million in interest expense was a result of the consolidation of debt obligations due to our adoption of ASU Nos. 2009-16 and 2009-17.

The $4 million decrease to zero in net losses attributable to a noncontrolling interest was associated with our acquisition of that noncontrolling interest. See Footnote No. 16, “Variable Interest Entities,” for additional information.

Thirty-six Weeks. Timeshare segment contract sales decreased by $1 million compared to the first three quarters of 2009 to $489 million from $490 million. The decrease in Timeshare segment contract sales in the first three quarters of 2010, compared to the year-ago period, reflected a $39 million decrease in timeshare contract sales, mostly offset by a $31 million increase in residential contract sales and a $7 million increase in fractional contract sales. Sales of timeshare intervals were hurt by tough comparisons driven by sales promotions begun in the 2009 second quarter. Residential and fractional contract sales benefited from a net $40 million decrease in cancellation allowances we recorded in anticipation that a portion of contract revenue previously recorded for certain residential and fractional projects will not be realized due to contract cancellations prior to closing.

The $110 million increase in Timeshare segment revenues to $1,072 million from $962 million primarily reflected a $103 million increase in Timeshare sales and services revenue, a $5 million increase in cost reimbursements revenue, and a $2 million increase in base management fees. The increase in Timeshare sales and services revenue, compared to the year-ago period, primarily reflected higher financing revenue due to higher interest income associated with the impact of ASU Nos. 2009-16 and 2009-17 and, to a lesser extent, higher services revenue reflecting increased rental occupancy levels and rates. These favorable impacts were partially offset by lower development revenue reflecting lower sales volumes primarily due to tough comparisons driven by sales promotions begun in the 2009 second quarter and a $25 million increase in reserves (we now reserve for 100 percent of notes that are in default in addition to the reserve we record on notes not in default).

Segment income of $92 million in the first three quarters of 2010 increased by $825 million from $733 million of segment losses in the first three quarters of 2009, and primarily reflected a favorable variance related to $685 million of impairments recorded in the third quarter of 2009, $147 million of higher Timeshare sales and services revenue net of direct expenses, $38 million of lower restructuring costs which reflected restructuring costs incurred in the 2009 period, $9 million of lower general, administrative, and other expenses, and a $2 million increase in base management fees, partially offset by $40 million of interest expense, an $11 million decrease in net losses attributable to noncontrolling interest, and $4 million of higher joint venture equity losses.

The $147 million increase in Timeshare sales and services revenue net of direct expenses primarily reflected $92 million of higher financing revenue, $30 million of higher development revenue net of product costs and marketing and selling costs, $10 million of higher services revenue net of expenses, and $16 million of higher other revenue net of expense. Higher development revenue net of product costs and marketing and selling costs primarily reflected both lower costs due to lower sales volumes and lower marketing and selling costs in the 2010 period, as well as favorable variances from both an $8 million charge related to an issue with a state tax authority and a net $3 million impact from contract cancellation allowances in the 2009 period, partially offset by lower development revenue for the reasons stated previously. The $25 million unfavorable impact to development revenue related to the reserve for uncollectible accounts was partially offset by a favorable impact in product costs, resulting in a net $12 million increase in reserves.

The $92 million increase in financing revenue, primarily reflected: (1) a net $95 million increase in interest income, reflecting a $99 million increase from the notes receivable we now consolidate associated with past securitization transactions as part of the adoption of ASU Nos. 2009-16 and 2009-17, partially offset by a $4 million decrease in interest income related to non-securitized notes receivable reflecting a lower outstanding balance; (2) a favorable variance from a $22 million charge in the 2009 period related to the reduction in the valuation of residual interests; and (3) $1 million of higher income as a result of the loss on our first quarter 2009 sale of notes receivable. These favorable variances were partially offset by $25 million of decreased residual interest accretion reflecting the elimination of residual interests as part of the 2010 first quarter adoption of ASU Nos. 2009-16 and 2009-17.

The $16 million increase in other revenue net of expense primarily reflected a $15 million favorable adjustment to the Marriott Rewards liability resulting from lower than anticipated cost of redemptions, a $6 million reversal of an impairment charge in the 2010 first quarter (originally recorded in the 2009 third quarter related to our anticipated fundings in conjunction with a purchase commitment), as well as higher other miscellaneous revenue, partially offset by $11 million in incremental costs related to the new points-based program. The $10 million increase in services revenue net of expenses primarily reflected higher rental revenue associated with increased transient demand.

The $40 million in interest expense was a result of the consolidation of debt obligations due to the adoption of ASU Nos. 2009-16 and 2009-17.

The $9 million decrease in general, administrative, and other expenses primarily reflected a favorable variance to a $7 million write-off of capitalized software development costs in the 2009 period related to a project for which we decided not to pursue further development and $2 million in net cost savings.

Joint venture equity losses increased by $4 million and primarily reflected increased losses from a residential and fractional project joint venture, primarily due to increased cancellation allowances recorded at that joint venture.

The $11 million decrease to zero in net losses attributable to a noncontrolling interest was associated with our acquisition of that noncontrolling interest. See Footnote No. 16, “Variable Interest Entities,” for additional information.

MARRIOTT VACATION CLUB DESTINATIONS PROGRAM

In June 2010, during our 2010 third quarter, we launched the points-based MVCD Program in North America and the Caribbean. Under the MVCD Program, we sell beneficial interests in a domestic land trust. Based on the number of beneficial interests purchased, MVCD members receive an annual allocation of Vacation Club Points to redeem for travel at numerous destinations. For owners of weeks-based intervals, their existing rights and privileges are unchanged; however, those owners now have the option of enrolling in the MVCD Exchange program and purchasing additional product in increments of less than one week. Since the MVCD Program is a significant change from our prior approach to the timeshare business, our marketing efforts have been focused on existing owners, to encourage participation and purchase of additional product. Early results have exceeded expectations.

We believe the MVCD Program will appeal to a broader demographic by allowing us to sell our resort system at all locations and providing our owners with more flexible usage options. We believe this program will further appeal to prospective owners by offering them more flexibility in using points to tailor their vacation experience. We expect that this will result in fewer resorts under construction at any given time and allow us to better leverage successful sales centers at completed resorts. With less invested in inventory, the MVCD Program also should allow us to improve returns on investment.

Revenue recognition for the MVCD Program follows our Timeshare Points-Based Use System revenue recognition policy (see our 2009 Form 10-K, Footnote No. 1, “Summary of Significant Accounting Policies”). The timing of revenue recognition for this program approximates contract sales because we expect to sell fully completed inventory for the foreseeable future. With more efficient inventory management, we expect to have lower unsold maintenance fee expense, which should enhance profitability over time. In addition to capitalized costs for internally developed software and licensing fees of $18 million, we estimate that the start-up costs for the MVCD Program in 2010 will be approximately $11 million and will be reflected in our Consolidated Statement of Income in Timeshare sales and service, net of direct expenses.

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

During the first three quarters of 2010, we granted 3.7 million RSUs and 1.1 million Employee SARs. See Footnote No. 4, “Share-Based Compensation,” earlier in this report for additional information.

NEW ACCOUNTING STANDARDS

See Footnote No. 1, “Basis of Presentation,” and Footnote No. 2, “New Accounting Standards,” for information related to our adoption of new accounting standards in the first three quarters of 2010 and Footnote No. 2, “New Accounting Standards,” for information on our anticipated future adoption of recently issued accounting standards.

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

At September 10, 2010, our available borrowing capacity amounted to $2.534 billion and reflected borrowing capacity of $2.311 billion under our Credit Facility and our cash balance of $223 million. We calculate that borrowing capacity by taking $2.404 billion of effective aggregate bank commitments under our Credit Facility, and subtracting $93 million of outstanding letters of credit. We had no outstanding borrowings under our Credit Facility at the end of the 2010 third quarter. As noted in the previous paragraphs, we anticipate that this available capacity will be adequate to fund our liquidity needs. Since we continue to have ample flexibility under the Credit Facility’s covenants, we also expect that undrawn bank commitments under the Credit Facility will remain available to us even if business conditions were to deteriorate markedly.

Cash and cash equivalents totaled $223 million at September 10, 2010, an increase of $108 million from year-end 2009, reflecting for the thirty-six weeks ended September 10, 2010, cash inflows associated with the following: operating cash inflows ($913 million); common stock issuances ($78 million); and loan collections and sales and other investing activities, net of loan advances ($36 million). Partially offsetting these cash inflows were cash outflows as follows: Credit Facility net repayments ($425 million); debt repayments ($268 million); capital expenditures ($147 million); other cash outflows ($50 million); and dividend payments ($29 million).

Timeshare Cash Flows

In conjunction with our adoption of ASU Nos. 2009-16 and 2009-17 in the 2010 first quarter, as discussed in more detail in Footnote No. 1, “Basis of Presentation,” we no longer account for note receivable securitizations as secured borrowings as defined in these topics, and accordingly we do not expect to recognize gains or losses on future note receivable securitizations. As part of our adoption of these topics, we have classified the following activity for the first three quarters of 2010 under the “Financing Activities” caption of our Condensed Consolidated Statement of Cash Flows: (1) payments on the newly recorded debt obligations as repayments of long-term debt ($160 million); (2) note repurchases (previously classified in “Timeshare activity, net” under “Operating Activities” for the first three quarters of 2009) as repayments of long-term debt ($49 million); and (3) note sale proceeds on any future note securitizations (previously classified in “Timeshare activity, net” under “Operating Activities” for the first three quarters of 2009) as issuance of long-term debt (zero for the first three quarters of 2010). Also, we will no longer have any cash flow activity related to residual interests or servicing assets. We will continue to classify any collections on held notes receivable, as well as the notes receivable we reestablished in the 2010 first quarter associated with past securitization transactions, as “Timeshare activity, net” in “Operating Activities.”

In response to lower demand for our timeshare products, we have correspondingly reduced our projected investment in new development. See Footnote No. 20, “Timeshare Strategy-Impairment Charges,” in the 2009 Form 10-K for additional information. While our Timeshare segment historically generates positive operating cash flow, year-to-year cash flow varies based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We include timeshare reportable sales we finance in cash from operations when we collect cash payments. The following table shows the net operating activity from our Timeshare segment (which does not include income from our Timeshare segment). In the first three quarters of 2010 and 2009, new Timeshare segment mortgages were $178 million and $211 million, respectively, and collections totaled $248 million (which included collections on securitized notes of $164 million) and $121 million, respectively.

	Thirty-Six Weeks Ended
($ in millions)	September 10, 2010	September 11, 2009
Timeshare segment development less than (in excess of) cost of sales	$83	$(29)
Timeshare segment collections (net of new mortgages)	70	(90)
Note repurchases	0	(58)
Financially reportable sales less than closed sales	30	2
Note sale losses	0	1
Note sale proceeds	0	181
Collection on retained interests in notes sold and servicing fees	0	59
Other cash inflows (outflows)	30	(12)

Net cash inflows from Timeshare segment activity	$213	$54

See Footnote No. 10, “Long-term Debt,” for additional information on performance triggers in the first three quarters of 2010. As of September 10, 2010, only 3 of our 13 securitized notes receivable pools were out of compliance with applicable triggers. We anticipate that in the fourth quarter of 2010, two of these three pools will initially remain out of compliance, but we expect them to subsequently cure during the fourth quarter of 2010. We expect that for the 2010 fiscal year we will redirect approximately $6 million of cash flows as a result of reaching the performance triggers.

We estimate that, for the 20-year period from 2010 through 2029, the cash flow associated with completing all phases of our existing portfolio of owned timeshare properties will be approximately $2.8 billion. This estimate is based on our current development plans, which remain subject to change.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2009 Form 10-K, other than those resulting from changes in the amount of outstanding debt.

As of the end of the 2010 third quarter, debt had increased by $428 million to $2,726 million compared to $2,298 million at year-end 2009, and reflected consolidation (in conjunction with the adoption of ASU Nos. 2009-16 and 2009-17) of debt with a balance as of September 10, 2010, of $912 million, partially offset by decreased borrowings under our Credit Facility of $425 million and other net debt decreases of $59 million. At the end of the 2010 third quarter, future debt payments plus interest totaled $3,349 million and are due as follows: $95 million in 2010; $269 million in 2011; $599 million in 2012; $627 million in 2013; $209 million in 2014; and $1,550 million thereafter.

Share Repurchases

We did not purchase any shares of our Class A Common Stock during the thirty-six weeks ended September 10, 2010.

Dividends

On August 5, 2010, our board of directors declared a quarterly cash dividend of $0.04 per share, which was paid on September 17, 2010 to shareholders of record on August 19, 2010.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance on management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions on required disclosure.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business. We currently operate or franchise hotels and resorts in 70 countries, our operations outside the United States represented approximately 16 percent of our revenues in the 2010 third quarter, and we expect that the international share of our total revenues will increase in future years. As a result, we are increasingly exposed to a number of challenges and risks associated with doing business outside the United States, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business: (1) compliance with complex and changing laws, regulations and policies of foreign governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. laws that affect the activities of U.S. companies abroad; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; and (6) rapid changes in government policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.

New branded products that we launch in the future may not be successful. We may in the future launch additional programs or branded products. We cannot assure that our recently launched EDITION and Autograph Collection brands and Marriott Vacation Club Destination points-based program or new products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers, that we will recover the costs we incurred in developing the brands, or that the brands will be successful. In addition, some of these new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties on areas of consultation or shared control could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.

Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, and other natural disasters, man-made disasters such as the recent oil spill in the Gulf of Mexico, and the spread of contagious diseases, such as H1N1 Flu, Avian Flu, and SARS, in locations where we own, manage or franchise significant properties, and areas of the world from which we draw a large number of customers can cause a decline in the level of business and leisure travel and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty can have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms, timeshare units, and corporate apartments or limit the prices that we are able to obtain for them, both of which could adversely affect our profits.

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

Other Risks

Changes in tax and other laws and regulations could reduce our profits or increase our costs. Our businesses are subject to regulation under a wide variety of U.S. federal and state and foreign laws, regulations and policies. In response to the recent economic crisis and the recent recession, we anticipate that many of the jurisdictions in which we do business will review tax and other revenue raising laws, regulations and policies, and any resulting changes could impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, U.S. and foreign governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations were to significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, our profits could be reduced, and if such increases were a result of our status as a U.S. company, could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the twelve and thirty-six weeks ended September 10, 2010, and September 11, 2009, respectively; (ii) the Condensed Consolidated Balance Sheets at September 10, 2010, and January 1, 2010; and (iii) the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 10, 2010, and September 11, 2009, respectively. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC. 8th day of October, 2010

/s/ William J. Shaw
William J. Shaw
Vice Chairman

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President and Chief Financial Officer