Form 10-K
period 2010-12-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2011-02-18
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (301) 380-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value (367,937,640 shares outstanding as of January 28, 2011)	New York Stock Exchange Chicago Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates at June 18, 2010, was $9,920,558,833

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2011 Annual Meeting of Shareholders are incorporated by reference into

Part III of this report.

MARRIOTT INTERNATIONAL, INC.

FORM 10-K TABLE OF CONTENTS

FISCAL YEAR ENDED DECEMBER 31, 2010

Throughout this report, we refer to Marriott International, Inc., together with its subsidiaries, as “we,” “us,” or “the Company.” Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown in the table below, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-End Date	Fiscal Year	Fiscal Year-End Date
2010	December 31, 2010	2005	December 30, 2005
2009	January 1, 2010	2004	December 31, 2004
2008	January 2, 2009	2003	January 2, 2004
2007	December 28, 2007	2002	January 3, 2003
2006	December 29, 2006	2001	December 28, 2001

In addition, in order to make this report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” our Consolidated Balance Sheets as our “Balance Sheets,” (iii) our properties, brands or markets in the continental United States and Canada as “North America” or “North American,” (iv) our properties, brands or markets outside of the continental United States and Canada as “international,” and (v) Accounting Standards Update No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU No. 2009-16”) and Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”) both of which we adopted on the first day of 2010 as the “new Transfers of Financial Assets and Consolidation standards.” Please see Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for further information on some of these items.

PART I

Item 1.	Business.

We are a worldwide operator and franchisor of hotels and related lodging facilities. We were organized as a corporation in Delaware in 1997 and became a public company in 1998 when we were “spun off” as a separate entity by the company formerly named “Marriott International, Inc.” Our operations are grouped into the following five business segments:

Segment	Percentage of 2010 Total Revenues
North American Full-Service Lodging Segment	44%
North American Limited-Service Lodging Segment	18%
International Lodging Segment	11%
Luxury Lodging Segment	13%
Timeshare Segment	13%
Other unallocated corporate	1%

We develop, operate, and franchise hotels and corporate housing properties under numerous separate brand names, and we develop, operate, and market timeshare, fractional ownership, and residential properties under four separate brand names. We also provide services to home/condominium owner associations for projects associated with several of our brands.

Financial information by segment and geographic area for 2010, 2009, and 2008 appears in Footnote No. 17, “Business Segments,” of the Notes to our Financial Statements included in this annual report.

Lodging

We operate or franchise 3,545 lodging properties worldwide, with 618,104 rooms as of year-end 2010 inclusive of 36 home and condominium products (3,737 units) for which we manage the related owners’ associations. In addition, we provided 2,043 furnished corporate housing rental units, which are not included in the totals. We believe that our portfolio of lodging brands is the broadest of any company in the world and that we are the leader in the quality tier of the vacation timesharing business. Consistent with our focus on management and franchising, we own very few of our lodging properties. We manage and franchise lodging properties employing the following brands:

North American Full-Service Lodging Segment	International Lodging Segment
• Marriott® Hotels & Resorts	• Marriott® Hotels & Resorts
• JW Marriott®	• JW Marriott®
• Renaissance® Hotels	• Renaissance® Hotels
• Autograph Collection®	• Courtyard by Marriott®
• Fairfield Inn & Suites by Marriott®
North American Limited-Service Lodging Segment	• Residence Inn by Marriott®
• Courtyard by Marriott® (“Courtyard”)	• Marriott Executive Apartments®
• Fairfield Inn & Suites by Marriott®- (“Fairfield Inn & Suites”)
• SpringHill Suites by Marriott®-(“SpringHill Suites”)	Timeshare Segment
• Residence Inn by Marriott®-(“Residence Inn”)	• Marriott Vacation Club ®
• TownePlace Suites by Marriott®-(“TownePlace Suites”)	• The Ritz-Carlton Destination Club®
• Marriott ExecuStay®	• The Ritz-Carlton Residences®
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

Company-Operated Lodging Properties

At year-end 2010, we operated 1,104 properties (284,868 rooms) under long-term management agreements with property owners, 45 properties (10,957 rooms) under long-term lease agreements with property owners (management and lease agreements together, “the Operating Agreements”), and five properties (986 rooms) as owned. The figures noted for properties operated under long-term management agreements include 36 home and condominium products (3,737 units) for which we manage the related owners’ associations.

Terms of our management agreements vary, but typically, we earn a management fee, which comprises a base management fee, which is a percentage of the revenues of the hotel, and an incentive management fee, which is based on the profits of the hotel. Our management agreements also typically include reimbursement of costs of operations (both direct and indirect). Such agreements are generally for initial periods of 20 to 30 years, with options for us to renew for up to 50 or more additional years. Our lease agreements also vary, but may include fixed annual rentals plus additional rentals based on a percentage of annual revenues in excess of a fixed amount. Many of the Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Additionally, many of our Operating Agreements permit the owners to terminate the agreement if certain performance metrics are not met and financial returns fail to meet defined levels for a period of time and we have not cured such deficiencies.

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

At year-end 2010, we had 2,391 franchised properties (321,293 rooms).

Timeshare and Residential

We develop, operate, market, and sell timeshare interval, fractional ownership, and residential properties under four brand names and generate revenues from three primary sources: (1) selling fee simple and other forms of timeshare intervals and personal residences; (2) financing consumer purchases; and (3) operating the resorts. During 2010 we broadened our timeshare interval product offering to include the sale of the points-based Marriott Vacation Club DestinationsTM program in North America and the Caribbean. The Marriott Vacation Club Destinations program offers greater flexibility, further personalization, and more experience opportunities for Owners. See the “Marriott Vacation Club Destinations Timeshare Program” caption later in this Form 10-K for additional information. Many resorts are located adjacent to company-operated hotels, such as Marriott Hotels & Resorts and The Ritz-Carlton, and owners have access to certain hotel facilities during their vacation. Owners can trade their annual interval for intervals at other Marriott timesharing resorts or for intervals at certain timesharing resorts not otherwise sponsored by Marriott through a third-party exchange company. Owners can also trade their unused interval for points in our frequent guest programs, enabling them to stay at over 3,500 company-operated or franchised properties worldwide.

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

Relationship with Major Customer

We operate a number of properties under long-term management agreements that are owned or leased by Host Hotels & Resorts, Inc. (“Host”). In addition, Host is a partner in several partnerships that own properties operated by us under long-term management agreements. See Footnote No. 23, “Relationship with Major Customer,” of the Notes to our Financial Statements included in this annual report for more information.

Intellectual Property

We operate in a highly competitive industry and our brand names, trademarks, service marks, trade names, and logos are very important to the sales and marketing of our properties and services. We believe that our brand names and other intellectual property have come to represent the highest standards of quality, caring, service, and value to our customers and the traveling public. Accordingly, we register and protect our intellectual property where we deem appropriate and otherwise protect against its unauthorized use.

Summary of Properties by Brand

At year-end 2010, we operated or franchised the following properties by brand (excluding 2,043 corporate housing rental units):

	Company-Operated		Franchised
Brand	Properties	Rooms	Properties	Rooms
United States (U.S.) Locations
Marriott Hotels & Resorts	142	72,974	184	55,942
Marriott Conference Centers	11	3,298	0	0
JW Marriott	14	9,226	6	1,909
Renaissance Hotels	36	16,461	40	11,478
Renaissance ClubSport	0	0	2	349
Autograph Collection	0	0	13	3,828
The Ritz-Carlton	39	11,587	0	0
The Ritz-Carlton-Residential (1)	27	2,973	0	0
EDITION	1	353	0	0
Courtyard	281	44,060	514	67,574
Fairfield Inn & Suites	3	1,055	645	57,455
SpringHill Suites	33	5,156	240	26,805
Residence Inn	133	18,997	462	52,574
TownePlace Suites	34	3,658	158	15,662
Marriott Vacation Club (2)	42	9,800	0	0
The Ritz-Carlton Destination Club (2)	8	359	0	0
The Ritz-Carlton Residences (1), (2)	3	222	0	0
Grand Residences by Marriott-Fractional (2)	1	199	0	0
Grand Residences by Marriott-Residential (1), (2)	2	68	0	0
Non-U.S. Locations
Marriott Hotels & Resorts	133	39,485	35	10,333
JW Marriott	27	10,278	2	574
Renaissance Hotels	51	17,528	17	5,192
The Ritz-Carlton	35	10,457	0	0
The Ritz-Carlton-Residential (1)	1	112	0	0
The Ritz-Carlton Serviced Apartments	3	458	0	0
Bulgari Hotels & Resorts	2	117	0	0
Marriott Executive Apartments	22	3,676	1	99
Courtyard	52	11,534	45	7,901
Fairfield Inn & Suites	0	0	10	1,235
SpringHill Suites	0	0	1	124
Residence Inn	3	405	15	2,154
TownePlace Suites	0	0	1	105
Marriott Vacation Club (2)	11	2,118	0	0
The Ritz-Carlton Destination Club (2)	2	132	0	0
The Ritz-Carlton Residences (1), (2)	1	16	0	0
Grand Residences by Marriott-Fractional (2)	1	49	0	0

Total	1,154	296,811	2,391	321,293

(1)	Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy.
(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

The following table provides additional detail, by brand, as of year-end 2010, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	53	27
The Ritz-Carlton Destination Club and Residences	12	10
Grand Residences by Marriott and Residences	4	3
Joint Ventures
The Ritz-Carlton Destination Club and Residences	2	2

Total	71	42

(1)	Includes products that are in active sales as well as those that are sold out. Residential products are included once they possess a certificate of occupancy.
(2)	Products in active sales may not be ready for occupancy.

Summary of Properties by Country

At year-end 2010, we operated or franchised properties in the following 70 countries and territories:

Country	Properties (1)	Rooms (1)
Americas
Argentina	1	318
Aruba	4	1,635
Bahamas	2	43
Brazil	4	1,115
Canada	60	12,349
Cayman Islands	3	772
Chile	2	485
Colombia	2	503
Costa Rica	5	1,039
Curaçao	2	484
Dominican Republic	2	445
Ecuador	2	401
El Salvador	1	133
Honduras	1	153
Jamaica	1	427
Mexico	18	4,600
Panama	2	637
Peru	1	300
Puerto Rico	6	1,971
Saint Kitts and Nevis	2	541
Suriname	1	140
Trinidad and Tobago	1	119
United States	3,074	494,022
U.S. Virgin Islands	5	1,094
Venezuela	2	476

Total Americas	3,204	524,202
United Kingdom and Ireland
Ireland	3	610
United Kingdom (England, Scotland, and Wales)	57	11,272

Total United Kingdom and Ireland	60	11,882

(1)	Includes Timeshare products that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

Country	Properties (1)	Rooms (1)
Middle East and Africa
Bahrain	2	457
Egypt	7	3,430
Jordan	3	644
Kuwait	2	577
Oman	1	245
Pakistan	2	508
Qatar	3	910
Saudi Arabia	3	751
United Arab Emirates	7	1,382

Total Middle East and Africa	30	8,904
Asia
China	55	21,364
Guam	1	436
India	12	3,246
Indonesia	8	1,705
Japan	10	3,151
Malaysia	7	3,019
Philippines	2	657
Singapore	2	1,001
South Korea	5	1,751
Thailand	21	4,947
Vietnam	2	874

Total Asia	125	42,151
Australia	6	1,768

Continental Europe
Armenia	1	226
Austria	7	1,720
Belgium	5	878
Czech Republic	5	936
Denmark	1	401
France	13	3,012
Georgia	2	245
Germany	29	6,822
Greece	1	314
Hungary	3	707
Israel	1	342
Italy	8	1,813
Kazakhstan	3	465
Netherlands	3	945
Poland	2	754
Portugal	3	950
Romania	1	401
Russia	11	2,963
Spain	9	2,363
Sweden	2	406
Switzerland	4	795
Turkey	6	1,739

Total Continental Europe	120	29,197

Total-All Countries and Territories	3,545	618,104

(1)	Includes Timeshare products that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

Descriptions of Our Brands

North American Full-Service Segment, North American Limited-Service Segment,

and International Segment Lodging Products

Marriott Hotels & Resorts is our global flagship brand, primarily serving business and leisure upper-upscale travelers and meeting groups. Marriott Hotels & Resorts properties are located in downtown, urban, and suburban areas, near airports, and at resort locations. Marriott Hotels & Resorts is a performance-inspired brand that caters to the achievement-oriented guest.

Typically, properties contain 300 to 700 well-appointed rooms, the Revive® bedding package, in-room high-speed Internet access, swimming pools, convention and banquet facilities, destination-driven restaurant and lounges, room service, concierge lounges, wireless Internet access in public places, and parking facilities. Twenty-one properties have over 1,000 rooms. Many resort properties have additional recreational facilities, such as tennis courts, golf courses, additional restaurants and lounges, and spa facilities. New and renovated properties typically reflect the M.I. greatroomSM, a reinvented lobby featuring functional seating, state-of-the-art technology, and innovative food and beverage concepts in a stylish setting, as well as the new Marriott guest room, which features contemporary residential design, warm colors, rich woods and architectural detail, flat-screen high-definition televisions, “plug ‘n play” technology, and bathrooms reflecting spa-like luxury. At year-end 2010, there were 494 Marriott Hotels & Resorts properties (178,734 rooms), excluding JW Marriott and Marriott Conference Centers.

At year-end 2010, there were 11 Marriott Conference Centers (3,298 rooms) throughout the United States. Some of the centers are used exclusively by employees of sponsoring organizations, while others are marketed to outside meeting groups and individuals. In addition to the features found in a typical Marriott full-service property, the centers typically include expanded meeting room space, banquet and dining facilities, and recreational facilities.

JW Marriott is a global luxury brand made up of a collection of beautiful properties and resorts that cater to accomplished, discerning travelers seeking an elegant environment with discreet personal service. At year-end 2010, there were 49 properties (21,987 rooms) primarily located in gateway cities and upscale locations throughout the world. JW Marriott offers anticipatory service and exceptional amenities, many with world-class golf and spa facilities. In addition to the features found in a typical Marriott full-service property, the facilities and amenities at JW Marriott properties normally include larger guest rooms, higher end décor and furnishings, upgraded in-room amenities, upgraded executive lounges, business centers and fitness centers, and 24-hour room service.

Marriott Hotels & Resorts, Marriott Conference Centers, and JW Marriott Geographic Distribution at Year-End 2010	Properties
United States (42 states and the District of Columbia)	357	(143,349 rooms	)

Non-U.S. (58 countries and territories)
Americas	45
Continental Europe	37
United Kingdom and Ireland	52
Asia	40
Middle East and Africa	18
Australia	5

Total Non-U.S.	197	(60,670 rooms	)

Renaissance Hotels is a distinctive, global, full-service lifestyle brand that targets business and leisure travelers seeking to expand their horizons and live life to the fullest.

Renaissance Hotels properties are generally located in downtown locations of major cities, in suburban office parks, near major gateway airports, and in destination resorts. Renaissance hotels echo and embrace their locales—from exquisite historic castles, to meticulously modern skyscrapers. Most properties contain from 300 to 500 rooms, featuring indigenous and intriguing design elements, distinctive restaurants and lounges, unique in-room dining options, state-of-the-art technology, and inspiring meeting and banquet facilities. At year-end 2010, there were 146 Renaissance Hotels properties (51,008 rooms), including two Renaissance ClubSport properties (349 rooms).

Renaissance Hotels Geographic Distribution at Year-End 2010	Properties
United States (28 states and the District of Columbia)	78	(28,288 rooms	)

Non-U.S. (31 countries and territories)
Americas	8
Continental Europe	28
United Kingdom and Ireland	4
Asia	26
Middle East and Africa	2

Total Non-U.S.	68	(22,720 rooms	)

Autograph Collection. The Autograph Collection, a new brand within our global portfolio, is comprised of upper-upscale and luxury, independent hotels located in major cites and desired destinations.

The Autograph Collection takes the innovative approach of grouping iconic hotels according to the unique experience that guests are seeking whether it is a resort, historic hotel, boutique arts, or urban edge hotel in a dynamic gateway city. Each hotel is unique and distinct with its own identity, appealing to a growing segment of our customers who are looking for an experience that only an independent hotel can deliver.

At year-end 2010, there were 13 Autograph Collection properties (3,828 rooms) operating in the United States.

Autograph Collection Hotels Geographic Distribution at Year-End 2010	Properties
United States (8 states)	13	(3,828 rooms	)

Courtyard is our select-service hotel product for the upper-moderate price tier. Focused primarily on transient business travel, Courtyard hotels are designed to offer a refreshing environment to help guests stay connected, productive, and balanced, while accommodating their need for choice and control when traveling. The hotels typically contain 90 to 150 rooms in suburban locales and 140 to 340 rooms in downtown domestic and international locales. Well-landscaped grounds typically include a courtyard with a pool and outdoor social areas. Hotels feature functionally designed guest rooms and meeting rooms, free in-room high-speed Internet access, free wireless high-speed Internet access (Wi-Fi) in the lobby (in North America), a swimming pool, an exercise room, and The Market (a self-serve food store open 24 hours a day). While many hotels currently offer a breakfast buffet, the brand is transitioning to a new state-of-the-art lobby design and food and beverage concept. The multifunctional space enables guests to work, relax, eat, drink, and socialize at their own pace, taking advantage of enhanced technology and The Bistro’s breakfast and dinner offerings. The new, sophisticated lobby design is intended to keep Courtyard well positioned against its competition by providing better value through superior facilities, technology, and service to generate stronger connections with our guests. At year-end 2010, there were 892 Courtyards (131,069 rooms) operating in 34 countries and territories.

Courtyard Geographic Distribution at Year-End 2010	Properties
United States (49 states and the District of Columbia)	795	(111,634 rooms	)

Non-U.S. (33 countries and territories)
Americas	32
Continental Europe	38
United Kingdom and Ireland	1
Asia	23
Middle East and Africa	2
Australia	1

Total Non-U.S.	97	(19,435 rooms	)

Fairfield Inn & Suites (which includes Fairfield Inn) competes in the moderate-price tier and is targeted primarily at value-conscious business travelers. A typical Fairfield Inn & Suites or Fairfield Inn property has 60 to 140 rooms in suburban locations and up to 200 rooms in urban destinations. Fairfield Inn & Suites offers a wide range of amenities, including free in-room high-speed Internet access and free Wi-Fi access in the lobby, on-site business services (copying, faxing, and printing), a business center/lobby computer with Internet access and print capability, complimentary continental breakfast buffet, The Market (a self-serve food store open 24 hours a day, at most locations), exercise facilities (at most locations), and a swimming pool. Additionally, suite rooms (approximately 25 percent of the rooms at a typical Fairfield Inn & Suites) provide guests with separate areas for sleeping, working, and relaxing as well as in-room amenities including a microwave and refrigerator. At year-end 2010, there were 390 Fairfield Inn & Suites properties and 268 Fairfield Inn properties (59,745 properties total), operating in the United States, Canada, and Mexico.

Fairfield Inn & Suites and Fairfield Inn Geographic Distribution at Year-End 2010	Properties
United States (49 states and the District of Columbia)	648	(58,510 rooms	)

Non-U.S. Americas (Canada and Mexico)	10	(1,235 rooms	)

SpringHill Suites is our all-suite brand in the upper-moderate-price tier primarily targeting business travelers. SpringHill Suites properties typically have 90 to 165 suites that have approximately 25 percent more space than a traditional hotel guest room with separate areas for sleeping, working, and relaxing. The brand offers a broad range of amenities, including free in-room high-speed Internet access and free Wi-Fi access in the lobby, The Market (a self-serve food store open 24 hours a day), complimentary hot breakfast buffet, lobby computer and on-site business services (copying, faxing, and printing), exercise facilities, and a swimming pool. At year-end 2010, there were 273 properties (31,961 rooms) located in the United States and 1 property (124 rooms) in Canada.

Residence Inn is North America’s leading upscale extended-stay hotel brand designed for business and leisure travelers staying five or more nights. Residence Inn provides upscale design and style with spacious suites that feature separate living, sleeping, working, and kitchen areas. Guests can maintain their own pace and routines through free in-room high-speed Internet access and free Wi-Fi access in the lobby, on-site exercise options, and comfortable places to work or relax. Additional amenities include free hot breakfast and evening social events, free grocery shopping services, 24-hour friendly and knowledgeable staffing, and laundry facilities. At year-end 2010, there were 613 Residence Inn properties (74,130 rooms) located in the United States, Canada, and Costa Rica.

Residence Inn Geographic Distribution at Year-End 2010	Properties
United States (47 states and the District of Columbia)	595	(71,571 rooms	)

Non-U.S. Americas (Canada and Costa Rica)	18	(2,559 rooms	)

TownePlace Suites is a moderately priced extended-stay hotel brand that is designed to appeal to business and leisure travelers who stay for five nights or more. Designed for the self-sufficient, value-conscious traveler, each suite generally provides functional spaces for living and working, including a full kitchen and a home office. TownePlace Suites associates are trained to provide insightful local knowledge, and each hotel specializes in delivering service that helps guests settle in, maintain their day-to-day routine, and connect to the local area. Additional amenities include housekeeping services, breakfast, on-site exercise facilities, a pool, 24-hour staffing, free in-room high-speed Internet access and free Wi-Fi access in the lobby, and laundry facilities. At year-end 2010, 193 TownePlace Suites properties (19,425 rooms) were located in 41 states.

Marriott ExecuStay provides furnished corporate apartments primarily for long-term stays nationwide. ExecuStay owns no residential real estate and provides units primarily through short-term lease agreements with apartment owners and managers and franchise agreements. At year-end 2010, Marriott leased approximately 2,100 apartments and our 10 franchisees leased approximately 2,300 apartments. Apartments are located in 41 different markets in the United States, of which 33 are franchised.

Marriott Executive Apartments. We provide temporary housing (“Serviced Apartments”) for business executives and others who need quality accommodations outside their home country, usually for 30 or more days. Some Serviced Apartments operate under the Marriott Executive Apartments brand, which is designed specifically for the long-term international traveler. At year-end 2010, 20 Marriott Executive Apartments and three other Serviced Apartments properties (3,775 rooms total) were located in 14 countries and territories. All Marriott Executive Apartments are located outside the United States.

Luxury Segment Lodging Products

The Ritz-Carlton is a leading global luxury lifestyle brand, comprised of hotels and resorts renowned for their exceptional levels of personalized service. Most of The Ritz-Carlton hotels have 250 to 400 guest rooms and typically include meeting and banquet facilities, a variety of restaurants and lounges, a club level, gift shops, high-speed Internet access, flat-screen televisions, swimming pools, and parking facilities. Established in 1983, The Ritz-Carlton has enjoyed 27 years as a highly reputable, award-winning organization. We have developed brand extensions and programs that include elegant spa and wellness facilities; restaurants headed by celebrity chefs; championship golf courses; The Ritz-Carlton Rewards program; retail sales both in hotel boutiques and online; and a new brand extension – The Ritz-Carlton Reserve.

The Ritz-Carlton Geographic Distribution at Year-End 2010 (1)	Properties
United States (16 states and the District of Columbia)	66	(14,560 rooms	)

Non-U.S. (23 countries and territories)
Americas	7
Continental Europe	8
United Kingdom and Ireland	1
Asia	18
Middle East and Africa	5

Total Non-U.S.	39	(11,027 rooms	)

(1)	Includes 28 home and condominium projects (3,085 units) for which we manage the related owners’ associations.

Bulgari Hotels & Resorts. Through a joint venture with jeweler and luxury goods designer Bulgari SpA, we operate distinctive luxury hotel properties in prime locations under the name Bulgari Hotels & Resorts. We currently operate the Bulgari Milano Hotel (58 rooms), in Milan, Italy, and the Bulgari Bali Resort, which features 59 private villas, two restaurants, and comprehensive spa facilities. We also operate two restaurants in Tokyo, Japan, which are co-located with two Bulgari retail stores. Other projects are currently in various stages of development in Europe, Asia, and North America.

EDITION. In 2007, we entered into an agreement with hotel innovator Ian Schrager to create next-generation lifestyle boutique hotels to be designed by Schrager and operated by Marriott. The EDITION brand offers a personal, intimate, individualized, and unique lodging experience on a global scale. We opened our first EDITION hotel (353 rooms) in September 2010 in Waikiki, Hawaii, and our second EDITION hotel opened in February 2011 in Istanbul, Turkey.

Timeshare Segment Lodging Products

The Marriott Vacation Club (“MVC”) brand offers full-service villas featuring living and dining areas, one-, two-, and three-bedroom options, a full kitchen, and washer/dryer units. Customers may purchase points-based beneficial interests in a domestic land trust that can be redeemed at numerous destinations or a one-week interval or more at each resort. In 53 locations worldwide, this brand draws customers from around the world who vacation regularly with a focus on family, relaxation, and recreational activities. In the United States, in addition to other areas, MVC is located in beach and/or golf communities in Arizona, California, South Carolina, Florida, and Hawaii, in ski resorts in California, Colorado, and Utah, and in Las Vegas, Nevada. Internationally, MVC has resorts in Aruba, France, Spain, St. Thomas (U.S. Virgin Islands), the West Indies, and Thailand.

The Ritz-Carlton Destination Club is a luxury vacation ownership program. Members have an equity interest in real estate at luxurious Ritz-Carlton Club destinations throughout North America along with access to Ritz-Carlton hotels worldwide and a growing list of exchange and vacation travel options through The Lion & Crown Travel Company, an affiliated entity. Current Ritz-Carlton Club locations include Aspen Highlands, Vail and Bachelor Gulch, Colorado; St. Thomas (U.S Virgin Islands); Jupiter, Florida; San Francisco and North Lake Tahoe, California; Kapalua Bay in Maui and Kauai Lagoons, Hawaii; and Abace, Bahamas.

The Ritz-Carlton Residences are luxury residential condominiums, located at many Ritz-Carlton hotels and resorts. Real estate choices range from one-bedroom apartments to spacious penthouses, and golf communities with private homes where residents can avail themselves of the services and facilities offered by the hotel. Certain other residential projects are stand-alone and not associated with a Ritz-Carlton hotel. In each case, Ritz-Carlton manages the related owners’ associations. Residential features include marble foyers, walk-in closets, custom kitchen cabinetry and the services of The Ritz-Carlton, including twice-daily maid service, valet, 24-hour room service, and access to extensive fitness facilities.

Grand Residences by Marriott is an upper-quality-tier fractional ownership and personal residence brand for corporate and leisure customers. This brand is currently offering ownership in projects located in Lake Tahoe, California, Panama City, Florida, Kauai, Hawaii, and London, England. Customers typically purchase 3-to-13-week intervals.

The Timeshare segment’s owner base continues to expand, with approximately 403,000 owners at year-end 2010, compared to approximately 398,000 at year-end 2009.

Timeshare (all brands) Geographic Distribution at Year-End 2010	Resorts	Units
Continental United States	47	8,942
Hawaii	9	1,706
Caribbean	7	1,059
Europe	5	924
Asia	3	332

Total	71	12,963

New Lodging Products

AC Hotels by Marriott. In the fourth quarter of 2010, we signed a definitive agreement to enter into a joint venture with AC Hotels of Spain to create the “AC Hotels by Marriott” co-brand. We expect that nearly all of the 92 existing AC Hotels in Spain, Italy, and Portugal will transition to the new co-brand sometime during 2011 following the expected first quarter closing on the joint venture. The joint venture will rebrand those hotels to “AC Hotels by Marriott” once systems integration targeted for mid-2011 is complete, which will allow the hotels to be sold through Marriott channels. AC Hotels by Marriott will focus on the upper moderate price tier and offer stylish, sleek designs with limited food and beverage. AC Hotels typically contain 50 – 150 rooms and are located in destination, downtown, and suburban markets. Each hotel has it own unique style and character, but feature the signature “AC Bed” with four large pillows and built-in reading light. Other hotel amenities include a mini-bar, 24-hour room service, laundry service, exclusive bathroom amenities, writing desk, and Wi-Fi. AC Hotels also feature “AC Fitness” centers with state-of-the-art exercise equipment and the “AC Lounge” where guests can relax and unwind. Small meeting rooms can be found in most hotels to enable guests to have private board meetings or intimate social gatherings. We expect that the joint venture will increase the number of AC Hotels by Marriott across Europe and in Latin and South America.

Other Activities

Marriott Golf manages 43 golf course facilities as part of our management of hotels and for other golf course owners.

We operate 14 system-wide hotel reservation centers, eight in the United States and Canada and six in other countries and territories, which handle reservation requests for our lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and lease the others.

We focus on increasing value for the consumer and “selling the way the customer wants to buy.” Our Look No Further® Best Rate Guarantee gives customers access to the same rates whether they book through our telephone reservation system, our website, or any other Marriott reservation channel. Also key to our success is our strong Marriott Rewards program, our Ritz-Carlton Rewards program, and our information-rich and easy-to-use www.Marriott.com website. Our reservation system manages and controls inventory availability and pricing set by our hotels and allows us to utilize online and offline agents where cost effective. With over 3,500 properties in our system, economies of scale enable us to minimize costs per occupied room, drive profits for our owners, and enhance our fee revenue.

With 75 percent of our guests saying they use our website when planning or booking their stays and with over $6 billion in annual property-level gross revenues, www.Marriott.com is one of the largest online retail sites in the world based on sales. In 2010, we introduced a number of new enhancements to the www.Marriott.com booking, mobile, and search engine experience that are designed to generate more revenue and further reduce booking costs.

Marriott’s Sales Transformation is a sales deployment strategy that aligns sales efforts around customer needs, reduces duplication of sales efforts, and enables coverage for a larger number of accounts. We consider our sales transformation strategy to be a key competitive advantage for Marriott. The rollout of Sales Transformation, which began in late 2007, is scheduled for completion by mid-2011.

Building on more than 20 years of energy conservation experience, we are committed to protecting the environment. Our “Spirit to Preserve®” environmental strategy calls for: greening our $10 billion supply chain; further reducing fuel and water consumption; expanding our portfolio of green hotels and buildings; educating and inspiring employees and guests to support the environment; and investing in innovative, large-scale conservation projects worldwide.

We are the first in the hospitality industry to launch a green hotel prototype that has been pre-approved by U.S. Green Building Council (“USGBC”) as part of its Leadership in Energy and Environment Design (“LEED”) Volume program, meaning that any hotel that follows these plans will earn basic LEED certification, or possibly higher, upon final USGBC approval. The U.S. Travel Association confirms that travelers place the importance of supporting environmentally responsible travel service suppliers as a necessity, even in an economic downturn.

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

Competition

We encounter strong competition both as a lodging operator and as a franchisor. We believe that by operating a number of hotels among our brands, we stay in direct touch with customers and react to changes in the marketplace more quickly than chains that rely exclusively on franchising. There are approximately 870 lodging management companies in the United States, including several that operate more than 100 properties. These operators are primarily private management firms, but also include several large national chains that own and operate their own hotels and also franchise their brands. Our management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

During the recent recession we experienced significant reductions in demand for hotel rooms and timeshare products, particularly in 2009, and we took steps to reduce operating costs and improve efficiency. Due to the competitive nature of our industry, we focused these efforts on areas that had limited or no impact on the guest experience. While demand trends globally improved in 2010, additional cost reductions could become necessary to preserve operating margins if demand trends reverse, but we would expect to implement any such efforts in a manner designed to maintain customer loyalty, owner preference, and associate satisfaction, to help maintain or increase our market share.

Affiliation with a national or regional brand is prevalent in the U.S. lodging industry. In 2010, approximately 69 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is concentrated, with the six largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.

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

Based on lodging industry data, we have approximately a ten percent share of the U.S. hotel market (based on number of rooms) and we estimate less than a one percent share of the lodging market outside the United States. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation because our hotels typically generate higher occupancies and Revenue per Available Room (“RevPAR”) than our direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong customer preference. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems and our emphasis on guest service and guest and associate satisfaction are contributing factors across all of our brands.

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

The vacation ownership industry is comprised of a number of highly competitive companies including several branded hotel companies. Since entering the timeshare industry in 1984, we have become a recognized leader in vacation ownership worldwide. Competition in the timeshare interval, fractional, and residential business is based primarily on the quality and location of timeshare resorts, trust in the brand, the pricing of product offerings, and the availability of program benefits, such as exchange programs. We believe that our focus on offering distinct vacation experiences, combined with our financial strength, diverse market presence, strong brands, and well-maintained properties, will enable us to remain competitive. Approximately 74 percent of our timeshare ownership resort sales came from additional purchases by or referrals from existing owners in 2010, as compared to 65 percent in 2009. The increase in 2010 reflected our customer service, marketing, and sales efforts which initially focused on the existing owner base after the launch of Marriott Vacation Club Destinations timeshare program in June.

Marriott Rewards and The Ritz-Carlton Rewards are our frequent guest programs with over 34 million members and 12 participating brands. The rewards programs yield repeat guest business by rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 30 participating airline programs. We believe that our rewards programs generate substantial repeat business that might otherwise go to competing hotels. In 2010, approximately 50 percent of our room nights were purchased by rewards program members. In addition, the ability of timeshare owners to convert unused intervals into rewards points enhances the competitive position of our timeshare brands. We continue to enhance our rewards program offerings and specifically and strategically market to this large and growing customer base. Our loyal rewards member base provides a low cost and high impact vehicle for our revenue generation efforts.

Discontinued Operations

Synthetic Fuel

Prior to 2008, we operated four coal-based synthetic fuel production facilities (the “Facilities”). Because tax credits under Section 45K of the U.S. Internal Revenue Code (“IRC”) were not available for coal-based synthetic fuel produced or sold after calendar year-end 2007, we shut down the Facilities and permanently ceased production of synthetic fuel in late 2007. Accordingly, we now report this business segment as a discontinued operation. See Footnote No. 3, “Discontinued Operations – Synthetic Fuel,” of the Notes to our Financial Statements for additional information.

Employee Relations

At year-end 2010, we had approximately 129,000 employees, approximately 7,700 of whom were represented by labor unions. We believe relations with our employees are positive.

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

We are subject to the range of operating risks common to the hotel, timeshare, and corporate apartment industries. The profitability of the hotels, vacation timeshare resorts, and corporate apartments that we operate or franchise may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms, timeshare interval, fractional ownership, and residential products, and apartments;

(2)	pricing strategies of our competitors;

(3)	international, national, and regional economic and geopolitical conditions;

(4)	the impact of war, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats, and civil unrest;

(5)	the desirability of particular locations and changes in travel patterns;

(6)	travelers’ fears of exposure to contagious diseases, such as H1N1 Flu, Avian Flu and Severe Acute Respiratory Syndrome (“SARS”);

(7)	the occurrence of natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, and oil spills;

(8)	events that may be beyond our control that could affect the reputation of one or more of our properties or more generally impact the reputation of our brands;

(9)	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures, and costs;

(10)

the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, those associated with franchising, timeshare, lending, privacy, marketing and sales, licensing, labor, employment, immigration, the environment, and the U.S. Department of the Treasury’s Office of Foreign Asset Control and the Foreign Corrupt Practices Act;

(11)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

(12)	regional and national development of competing properties;

(13)	increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business or the cost of travel for our customers, including recent increases in energy costs and any resulting increase in travel costs or decrease in airline capacity;

(14)	organized labor activities, which could cause the diversion of business from hotels involved in labor negotiations, loss of group business, and/or increased labor costs;

(15)	currency exchange fluctuations; and

(16)	trademark or intellectual property infringement.

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

General economic uncertainty and weak demand in the lodging and timeshare industries could continue to impact our financial results and growth. Weak economic conditions in the United States, Europe and much of the rest of the world and the uncertainty over the duration of these conditions could continue to have a negative impact on the lodging and timeshare industries. As a result of current economic conditions, we continue to experience weakened demand for our hotel rooms and timeshare products. Recent improvements in demand trends globally may not continue, and our future financial results and growth could be further harmed or constrained if the recovery was to stall or conditions were to worsen.

Proposed Spin-off Risk

The proposed spin-off of our Timeshare division may not occur as or when planned or at all, or could result in issues we do not yet anticipate. Unanticipated developments could delay, prevent the completion of, or otherwise adversely affect the proposed spin-off of our Timeshare division, including any problems or delays in obtaining financing for the new timeshare company, regulatory approvals, third-party consents, a favorable letter ruling from the Internal Revenue Service, or disruptions either in general market conditions or in the lodging or timeshare business. The transaction is also subject to final approval by our board of directors. Completion of the proposed spin-off may require significant time, effort, and expense, and may divert management’s attention from other aspects of our business operations, which could adversely affect those operations. Any delays in completion of the proposed spin-off may increase the amount of time, effort, and expense that we devote to the transaction. Moreover, we may not be able to complete the spin-off on the terms currently anticipated as a result of financing issues or accommodations we may have to make to obtain the consent of regulators or other third parties.

In addition, if we complete the proposed spin-off, the actual results may differ materially from the results we anticipate. Specifically, the proposed transaction could adversely affect our relationships with our customers or employees (including those of the Timeshare division) or disrupt our operations. The separated businesses could also face unanticipated problems in operating independently, and thus may not achieve the anticipated benefits of the separation.

Operational Risks

Our lodging operations are subject to global, regional and national conditions. Because we conduct our business on a global platform, our activities are susceptible to changes in the performance of both global and regional economies. In recent years, our business has been hurt by decreases in travel resulting from weak economic conditions and the heightened travel security measures that have resulted from the threat of further terrorism. Our future economic performance could be similarly affected by the economic environment in each of the regions in which we operate, the resulting unknown pace of business travel, and the occurrence of any future incidents in those regions.

The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business. We currently operate or franchise hotels and resorts in 70 countries, and our operations outside the United States represented approximately 16 percent of our revenues in 2010. We expect that the international share of our total revenues will increase in future years. As a result, we are increasingly exposed to a number of challenges and risks associated with doing business outside the United States, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. laws that affect the activities of U.S. companies abroad; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; and (6) rapid changes in government policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.

Our new programs and new branded products may not be successful. We cannot assure that our recently launched EDITION and Autograph Collection brands and Marriott Vacation Club Destination points-based timeshare program, the expected launch of AC Hotels by Marriott, or any new programs or products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.

Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, and other natural disasters, man-made disasters such as the recent oil spill in the Gulf of Mexico, and the spread of contagious diseases, such as H1N1 Flu, Avian Flu, and SARS, in locations where we own, manage or franchise significant properties, and areas of the world from which we draw a large number of customers could cause a decline in the level of business and leisure travel and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms, timeshare units, and corporate apartments or limit the prices that we are able to obtain for them, both of which could adversely affect our profits.

Disagreements with the owners of the hotels that we manage or franchise may result in litigation or may delay implementation of product or service initiatives. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the need for or payment for new product or service initiatives. Such disagreements may be more likely while hotel returns are weaker as a result of the 2008 – 2009 economic slow down. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners but are not always able to do so. Failure to resolve such disagreements has resulted in litigation, and could do so in the future. If any such litigation results in a significant adverse judgment, settlement or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.

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

Development and Financing Risks

While we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and improve hotels and to develop timeshare properties, and we or our hotel owners may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and improvement of existing hotels by our current and potential hotel owners depends in large measure on capital markets and liquidity factors, over which we can exert little control. Instability in the financial markets following the 2008 worldwide financial crisis and the contraction of available liquidity and leverage continue to constrain the capital markets for hotel and real estate investments. In addition, owners of existing hotels that we franchise or manage may have difficulty meeting required debt service payments or refinancing loans at maturity. While lenders have shown a willingness to work with borrowers to extend relief in the short- to medium- term, some current and prospective hotel owners are still finding new hotel financing on commercially viable terms to be challenging.

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

Other Risks Associated with Timeshare and Residential Properties

Disruption in the credit markets could impair our ability to securitize the loans that our Timeshare business generates. Our Timeshare business provides financing to purchasers of our timeshare and fractional properties, and we periodically securitize interests in those loans in the capital markets. Disruption in the credit markets in the second half of 2008 and much of 2009 impaired the timing and volume of the timeshare loans that we securitized, as well as the financial terms of such securitizations. Improved market conditions in 2010 allowed us to successfully complete a securitization in the fourth quarter of 2010 on substantially more favorable terms. Nonetheless, any future deterioration in the financial markets could preclude, delay or increase the cost to us of future note securitizations, which could in turn cause us to reduce spending in order to maintain our leverage and return targets.

Risks associated with development and sale of residential properties that are associated with our lodging and timeshare properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, through noncontrolling interests and/or licensing fees, in the development and sale of residential properties associated with our brands, including luxury residences and condominiums under our Ritz-Carlton and Marriott brands. Such projects pose additional risks beyond those generally associated with our lodging and timeshare businesses, which may reduce our profits or compromise our brand equity, including the following:

•

The continued weakness in residential real estate, vacation home prices, and demand generally will continue to reduce our profits and could result in losses on residential sales, increase our carrying costs due to a slower pace of sales than we anticipated, and could make it more difficult to convince future hotel development partners of the value added by our brands;

•

Increases in interest rates, reductions in mortgage availability, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay; and

•	Residential construction may be subject to warranty and liability claims, and the costs of resolving such claims may be significant.

Purchaser defaults on the loans our Timeshare business generates could reduce our Timeshare revenues and profits. We are also subject to the risk of default on the financing we provide to purchasers of our timeshare and fractional properties. Purchaser defaults could force us to foreclose on the loan and reclaim ownership of the financed property, both for loans that we have not securitized and in our role as servicer for the loans we have securitized. If we cannot resell foreclosed properties in a timely manner or at a price sufficient to repay the loans and our costs, we could incur losses or impairment charges on loans we have yet to securitize or loss of future income from our residual interest in loans that we have securitized.

Technology, Information Protection, and Privacy Risks

A failure to keep pace with developments in technology could impair our operations or competitive position. The lodging and timeshare industries continue to demand the use of sophisticated technology and systems, including those used for our reservation, revenue management and property management systems, our Marriott Rewards and The Ritz-Carlton Rewards programs, and technologies we make available to our guests. These technologies and systems must be refined, updated, and/or replaced with more advanced systems on a regular basis. If we are unable to do so as quickly as our competitors or within budgeted costs and time frames, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although Marriott’s Look No Further® Best Rate Guarantee has greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked online keywords such as “Marriott” from Internet search engines such as Google®, Bing® and Yahoo® to steer customers toward their websites (a practice currently being challenged by various trademark owners in federal court). Although Marriott has successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ websites is too large to permit us to eliminate this risk entirely. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from www.Marriott.com, or through their fees increasing the overall cost of Internet bookings for our hotels.

Failure to maintain the integrity of internal or customer data could result in faulty business decisions, operational inefficiencies, damage of reputation and/or subject us to costs, fines, or lawsuits. Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems and those of our service providers. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment surrounding information, security and privacy is also increasingly demanding, in both the United States and other jurisdictions in which we operate. Our systems may be unable to satisfy changing regulatory requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Our information systems and records, including those we maintain with our service providers, may be subject to security breaches, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

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

Other Risks

Changes in tax and other laws and regulations could reduce our profits or increase our costs. Our businesses are subject to regulation under a wide variety of laws, regulations and policies in jurisdictions around the world. In response to the recent economic crisis and the recent recession, we anticipate that many of the jurisdictions in which we do business will review tax and other revenue raising laws, regulations and policies, and any resulting changes could impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations were to significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, our profits could be reduced, and if such increases were a result of our status as a U.S. company, could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

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

Delaware law and our governing corporate documents contain, and our Board of Directors could implement, anti-takeover provisions that could deter takeover attempts. Under the Delaware business combination statute, a stockholder holding 15 percent or more of our outstanding voting stock could not acquire us without Board of Director consent for at least three years after the date the stockholder first held 15 percent or more of the voting stock. Our governing corporate documents also, among other things, require supermajority votes in connection with mergers and similar transactions. In addition, our Board of Directors could, without stockholder approval, implement other anti-takeover defenses, such as a stockholder’s rights plan to replace the stockholder’s rights plan that expired in March 2008.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Company-operated properties are described in Part I, Item 1. “Business,” earlier in this report. We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. Most of our regional offices and reservation centers, both domestically and internationally, are located in leased facilities. We also lease space in a number of buildings with combined space of approximately 1.3 million square feet in Maryland and Florida where our corporate, Ritz-Carlton, and Marriott Vacation Club International headquarters are located.

Item 3.	Legal Proceedings.

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business, including adjustments proposed during governmental examinations of the various tax returns we file. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur that could have individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 4.	Removed and Reserved.

Executive Officers of the Registrant

See Part III, Item 10 of this report for information about our executive officers.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

The range of prices of our common stock and cash dividends declared per share for each quarterly period within the last two years are as follows:

		Stock Price		Cash Dividends Declared Per Share (1)
		High	Low
2009	First Quarter	$22.12	$12.22	$0.0866
	Second Quarter	25.23	15.97	0.0000
	Third Quarter	25.49	18.94	0.0000
	Fourth Quarter	28.50	24.14	0.0000

		Stock Price		Cash Dividends Declared Per Share
		High	Low
2010	First Quarter	$31.24	$25.63	$0.0400
	Second Quarter	38.15	30.44	0.0400
	Third Quarter	36.39	28.94	0.0400
	Fourth Quarter	42.68	34.51	0.0875

(1)

For periods prior to the stock dividends that were declared in each of the 2009 second, third and fourth quarters, all per share data in this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock dividends.

Weak economic conditions in much of the world, instability in the financial markets, and weak consumer confidence all contributed to a difficult business environment in 2009. We responded aggressively to the economic climate by reducing costs and lowering investment spending throughout the company, and taking decisive measures to enhance our liquidity and manage our balance sheet. Accordingly, our Board of Directors (the “Board”) declared stock dividends, rather than cash dividends, in each of the 2009 second, third and fourth quarters. While the Board again declared a cash dividend in response to the improving business environment, of $0.04 per share in the 2010 first, second and third quarters and a cash dividend of $0.0875 per share in the 2010 fourth quarter, each quarter the Board considers whether and in what form to declare a dividend.

At January 28, 2011, there were 367,937,640 shares of Class A Common Stock outstanding held by 43,415 shareholders of record. Our Class A Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. The fiscal year-end closing price for our stock was $41.54 on December 31, 2010, and $27.25 on December 31, 2009. All prices are reported on the consolidated transaction reporting system.

Fourth Quarter 2010 Issuer Purchases of Equity Securities

(in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 11, 2010-October 8, 2010	0.0	$0.00	0.0	21.3
October 9, 2010-November 5, 2010	0.5	37.13	0.5	24.8
November 6, 2010-December 3, 2010	0.5	38.33	0.5	24.3
December 4, 2010-December 31, 2010	0.5	41.47	0.5	23.8

(1)

On November 4, 2010, we announced that our Board of Directors increased, by 4 million shares, the authorization to repurchase our Class A Common Stock for a total outstanding authorization of approximately 25 million shares on that date. We repurchase shares in the open market and in privately negotiated transactions.

Item 6.	Selected Financial Data.

The following table presents a summary of selected historical financial data for the Company derived from our financial statements as of and for our last ten fiscal years.

Since the information in this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements in our Form 10-K for each respective year for more detailed information including, among other items, restructuring costs and other charges incurred in 2001, 2008, and 2009, and timeshare strategy - impairment charges incurred in 2009.

	Fiscal Year (1)
($ in millions, except per share data)	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
Income Statement Data:
Revenues (2)	$11,691	$10,908	$12,879	$12,990	$11,995	$11,129	$9,778	$8,712	$8,222	$7,768

Operating income (loss) (2)	$695	$(152)	$765	$1,183	$1,089	$671	$579	$476	$448	$371

Income (loss) from continuing operations attributable to Marriott	$458	$(346)	$359	$697	$712	$543	$487	$380	$365	$269
Cumulative effect of change in accounting principle (3)	0	0	0	0	(109)	0	0	0	0	0
Discontinued operations (4)	0	0	3	(1)	5	126	109	122	(88)	(33)

Net income (loss) attributable to Marriott	$458	$(346)	$362	$696	$608	$669	$596	$502	$277	$236

Per Share Data:
Diluted earnings (losses) per share from continuing operations attributable to Marriott shareholders (7)	$1.21	$(0.97)	$0.97	$1.73	$1.64	$1.16	$1.01	$0.76	$0.71	$0.51
Diluted losses per share from cumulative effect of accounting change (7)	0	0	0	0	(0.25)	0	0	0	0	0
Diluted earnings (losses) per share from discontinued operations attributable to Marriott shareholders (7)	0	0	0.01	0	0.01	0.27	0.22	0.25	(0.17)	(0.06)

Diluted earnings (losses) per share attributable to Marriott shareholders (7)	$1.21	$(0.97)	$0.98	$1.73	$1.40	$1.43	$1.23	$1.01	$0.54	$0.45

Cash dividends declared per share (7)	$0.2075	$0.0866	$0.3339	$0.2844	$0.2374	$0.1979	$0.1632	$0.1459	$0.1360	$0.1261

Balance Sheet Data (at year-end):
Total assets	$8,983	$7,933	$8,903	$8,942	$8,588	$8,530	$8,668	$8,177	$8,296	$9,107
Long-term debt (2)	2,691	2,234	2,975	2,790	1,818	1,681	836	1,391	1,553	2,708
Shareholders’ equity	1,585	1,142	1,380	1,429	2,618	3,252	4,081	3,838	3,573	3,478
Other Data:
Base management fees (2)	$562	$530	$635	$620	$553	$497	$435	$388	$379	$372
Franchise fees (2)	441	400	451	439	390	329	296	245	232	220
Incentive management fees (2)	182	154	311	369	281	201	142	109	162	202

Total fees	$1,185	$1,084	$1,397	$1,428	$1,224	$1,027	$873	$742	$773	$794

Fee Revenue-Source:
North America (5)	$878	$806	$1,038	$1,115	$955	$809	$682	$592	$626	$664
Total Outside North America	307	278	359	313	269	218	191	150	147	130

Total fees	$1,185	$1,084	$1,397	$1,428	$1,224	$1,027	$873	$742	$773	$794

(1)	All fiscal years included 52 weeks, except for 2008 and 2002, which each included 53 weeks.
(2)	Balances do not reflect the impact of discontinued operations.
(3)

We adopted certain provisions of Accounting Standards Certification Topic 978 (previously Statement of Position 04-2, “Accounting for Real Estate Time Sharing Transactions”), in our 2006 first quarter, which we reported in our Income Statements as a cumulative effect of change in accounting principle.

(4)

In 2002, we announced our intent to sell, and subsequently did sell, our Senior Living Services business and exited our Distribution Services business. In 2007, we exited our synthetic fuel business. These businesses are now reflected as discontinued operations.

(5)	Includes the continental United States and Canada.
(6)	Represents fee revenue outside the continental United States and Canada.
(7)

For periods prior to the stock dividends issued in the third and fourth quarters of 2009, all per share data have been retroactively adjusted to reflect the stock dividends. Additionally, for periods prior to 2006, all per share data have been retroactively adjusted to reflect the June 9, 2006, stock split effected in the form of a stock dividend.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS AND OVERVIEW

We are a worldwide operator and franchisor of 3,545 properties (618,104 rooms) and related facilities. The figures in the preceding sentence are as of year-end 2010 and include 34 home and condominium products (3,391 units) for which we manage the related owners’ associations. In addition, we provided 2,043 furnished corporate housing rental units, which are not included in the totals.

Our operations are grouped into five business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, Luxury Lodging, and Timeshare. We operate, develop, and franchise under numerous separate brand names in 70 countries and territories.

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

During 2010 we broadened our timeshare interval product offering to include the sale of the points-based Marriott Vacation Club Destinations timeshare program in North America and the Caribbean. The Marriott Vacation Club Destinations timeshare program offers greater flexibility, further personalization and more experience opportunities for participating timeshare owners. See the “Marriott Vacation Club Destinations Timeshare Program” caption later in this Form 10-K for additional information.

We sell residential real estate either in conjunction with luxury hotel development or on a stand-alone basis under The Ritz-Carlton brand (The Ritz-Carlton Residences) and in conjunction with Timeshare segment projects (The Ritz-Carlton Destination Club and Grand Residences by Marriott-Residential). Our Timeshare segment residential projects are typically opened over time. Other residences are typically constructed and sold by third-party developers with limited amounts, if any, of our capital at risk. While the worldwide residential market is very large, the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make our residential properties distinctive.

Lodging

Business conditions for our lodging business improved in 2010. While the recent recession significantly impacted lodging demand and hotel pricing, occupancies began to improve late in 2009 and that improvement continued throughout 2010. Room rates began to stabilize and improve in some markets in the 2010 second quarter, and that improvement continued, strengthened and expanded to other markets throughout the rest of 2010. In 2010, worldwide average daily rates on a constant dollar basis stayed the same as 2009 for company-operated properties. Worldwide RevPAR for company-operated properties increased 6.3 percent on a constant dollar basis for 2010, as compared to 2009, and occupancy increased 4.1 percentage points to 68.7 percent.

While worldwide RevPAR for 2010 remained well below 2008 levels, we continued to see strengthening in properties in Asia, Europe, the Caribbean, Latin America, and in our luxury properties around the world. Our hotels in Asia are particularly benefitting from strong economic growth in that region. Additionally, hotels in North America experienced stronger demand from corporate transient and association group customers in 2010 as compared to 2009, and that demand continued to strengthen progressively during the 2010 period. However, property-level banquet and catering spending continues to be weak primarily reflecting tight budgets and fewer group functions; although we did experience some improvement late in 2010. During the 2010 first quarter, group meeting cancellations declined to typical levels, and expected revenue from group meetings continued to improve throughout 2010. While our booking windows for both group business and transient business remain very short, our pace of bookings for group business for future periods continued to improve throughout 2010.

We monitor market conditions continuously and carefully price our rooms daily to meet individual hotel demand levels. We modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms improved in 2010, which allowed us to reduce discounting and special offers for transient business. This mix improvement benefited average daily rates at many hotels.

Negotiated corporate business (“special corporate business”) represented 14 percent of our full-service hotel room nights for 2010 in North America. By late 2010, demand trends had further strengthened, and we had negotiated rates with more than two-thirds of our 2011 special corporate rate clients. Those rates were meaningfully higher than those we negotiated in 2009 and early 2010. We typically negotiate and fix room rates associated with special corporate business in advance of the year to which they apply, which limits our ability to raise these rates quickly. We expect to complete negotiations with our remaining special corporate business clients in the 2011 first quarter. In negotiating pricing for this segment of business, we do not focus strictly on volume, but instead carefully evaluate the relationship with our customers, including for example, stay patterns (day of week and season), locations of stays, non-room spend, and aggregate spend.

Group business pricing is also inflexible in the near term, as some group business may be booked several years in advance of guest arrival. However, as a result of the recent recession, shorter group booking windows became more common for 2010 than they were in prior years. Accordingly, with strengthening demand, group business booked in 2010 showed stronger price improvement than business booked in 2009, and “in-the-year-for-the-year” bookings also increased in 2010.

Properties in our system are maintaining very tight cost controls, as we continue to focus on enhancing property-level house profit margins. Where appropriate for market conditions, we have maintained many of our 2009 property-level cost saving initiatives such as adjusting menus and restaurant hours, modifying room amenities, cross-training personnel, utilizing personnel at multiple properties where feasible, and not filling some vacant positions. We also reduced above-property costs, which are allocated to hotels, by scaling back systems, processing, and support areas. In addition, we have not filled certain above-property vacant positions, and have required where legally permitted and elsewhere encouraged employees to use their vacation time accrued during 2010.

Our lodging business model involves managing and franchising hotels, rather than owning them. At year-end 2010, we operated 45 percent of the hotel rooms in our system under management agreements, our franchisees operated 53 percent under franchise agreements, and we owned or leased 2 percent. Our emphasis on long-term management contracts and franchising tends to provide more stable earnings in periods of economic softness, while the addition of new hotels to our system generates growth. This strategy has allowed substantial growth while reducing financial leverage and risk in a cyclical industry. In addition, we increase our financial flexibility by reducing our capital investments and adopting a strategy of recycling the investments that we make.

We consider RevPAR, which we calculate by dividing room sales for comparable properties by room nights available to guests for the period, to be a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues. References to RevPAR throughout this report are in constant dollars, unless otherwise noted.

Company-operated house profit margin is the ratio of property-level gross operating profit (also known as house profit) to total property-level revenue. We consider house profit margin to be a meaningful indicator of our performance because this ratio measures our overall ability as the operator to produce property-level profits by generating sales and controlling the operating expenses over which we have the most direct control. House profit includes room, food and beverage, and other revenue and the related expenses including payroll and benefits expenses, as well as repairs and maintenance, utility, general and administrative, and sales and marketing expenses. House profit does not include the impact of management fees, furniture, fixtures and equipment replacement reserves, insurance, taxes, or other fixed expenses.

For our North American comparable properties, systemwide RevPAR (which includes data from our franchised, managed, owned, and leased properties) increased by 4.9 percent in 2010, compared to 2009, reflecting improved occupancy levels in most markets, partially offset by a modest decline in average daily rates. For our properties outside North America, systemwide RevPAR for 2010 increased 9.2 percent versus 2009, reflecting improved occupancy levels, partially offset by a modest decline in average daily rates.

Timeshare

We launched the points-based Marriott Vacation Club Destinations timeshare program (“MVCD Program”) in North America and the Caribbean in June 2010, and we are initially focusing our marketing efforts on existing customers. As a result, in 2010, contract sales to existing owners increased 31 percent while sales to new customers declined. We expect accelerated sales to new customers in 2011. See the “Marriott Vacation Club Destinations Timeshare Program” caption later in this Form 10-K for additional information.

Contract sales for our timeshare, fractional, and residential products increased modestly in 2010, compared to 2009, largely due to a decline in contract sales cancellation allowances. We adjust our contract sales for cancellation allowances that we record in anticipation that a portion of contract revenue previously recorded for certain residential and fractional projects would not be realized due to pre-closing contract cancellations. At the same time, contract sales were constrained by difficult comparisons driven by sales promotions begun in 2009. By the end of 2010, timeshare pricing improved because we had largely discontinued or reduced the purchase incentives and targeted marketing efforts instituted in 2009.

Rental revenues increased in 2010 with stronger leisure demand for our Marriott Vacation Club product and greater available rental inventory. Demand for fractional and residential units remains weak. Sales and marketing costs as a percentage of contract sales continue to improve. As with Lodging, our Timeshare properties continue to maintain very tight cost controls, and we have not filled certain vacant positions, and have required where legally permitted and elsewhere encouraged employees to use their vacation time accrued during 2010.

Since the sale of timeshare and fractional intervals and condominiums follows the percentage-of-completion accounting method, current demand may not always be reflected in our Timeshare segment results until later accounting periods.

On January 2, 2010, the first day of our 2010 fiscal year, we adopted the new Transfers of Financial Assets and Consolidation standards. As a result of adopting these standards in the 2010 first quarter, we consolidated 13 existing qualifying special purpose entities associated with past securitization transactions, and we recorded a one-time non-cash after-tax reduction to shareholders’ equity of $146 million ($238 million pretax) in the 2010 first quarter, representing the cumulative effect of a change in accounting principle.

See Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for more detailed information on our adoption of these new accounting topics, including the impact to our Balance Sheet and Statement of Income.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for 2010, 2009, and 2008.

Continuing Operations

Revenues

2010 Compared to 2009

Revenues increased by $783 million (7 percent) to $11,691 million in 2010 from $10,908 million in 2009, as a result of higher: cost reimbursements revenue ($557 million); Timeshare sales and services revenue ($98 million); base management and franchise fees ($73 million); incentive management fees ($28 million (comprised of a $12 million increase for North America and a $16 million increase outside of North America)); and owned, leased, corporate housing, and other revenue ($27 million).

The increase in Timeshare sales and services revenue to $1,221 million in 2010, from $1,123 million in 2009, primarily reflected higher financing revenue due to higher interest income and to a lesser extent higher services revenue reflecting increased rental occupancy levels and rates. These favorable impacts were partially offset by lower development revenue reflecting lower sales volumes primarily associated with tough comparisons driven by sales promotions begun in 2009, a $20 million increase in reserves (we now reserve for 100 percent of notes that are in default in addition to the reserve we record on notes not in default), and lower sales to new customers in our initial launch of the MVCD Program. See “BUSINESS SEGMENTS: Timeshare” later in this report for additional information on our Timeshare segment.

The increases in base management fees, to $562 million in 2010 from $530 million in 2009, and in franchise fees, to $441 million in 2010 from $400 million in 2009, primarily reflected stronger RevPAR and the impact of unit growth across the system. The increase in incentive management fees, to $182 million in 2010 from $154 million in 2009, primarily reflected higher property-level revenue and continued tight property-level cost controls that improved 2010 margins compared to 2009 and, to a lesser extent, new unit growth.

The increase in owned, leased, corporate housing, and other revenue, to $1,046 million in 2010, from $1,019 million in 2009, largely reflected $14 million of higher hotel agreement termination fees associated with six properties that exited our system, $8 million of higher branding fees, $6 million of higher revenue for owned and leased properties, and $5 million of higher other revenue. Partially offsetting these favorable variances was a one-time $6 million transaction cancellation fee received in 2009. The increase in owned and leased revenue primarily reflected increased RevPAR and occupancy levels. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate totaled $78 million and $70 million in 2010 and 2009, respectively.

Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income attributable to us. The increase in cost reimbursements revenue, to $8,239 million in 2010 from $7,682 million in 2009, reflected the impact of growth across the system, partially offset by lower property-level costs in response to cost controls. Net of hotels exiting the system, we added 4,287 managed rooms and 17,024 franchised rooms to our system in 2010.

2009 Compared to 2008

Revenues decreased by $1,971 million (15 percent) to $10,908 million in 2009 from $12,879 million in 2008, as a result of lower: cost reimbursements revenue ($1,152 million); Timeshare sales and services revenue ($300 million); owned, leased, corporate housing, and other revenue ($206 million); incentive management fees ($157 million (comprised of $108 million for North America and $49 million outside of North America)); base management fees ($105 million (comprised of $79 million for North America and $26 million outside of North America)); and franchise fees ($51 million).

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

The decrease in Timeshare sales and services revenue of $300 million (21 percent), to $1,123 million in 2009, from $1,423 million in 2008, primarily reflected lower demand for timeshare intervals and to a lesser extent, residential products and the Asia Pacific points program, as well as lower revenue from projects with limited available inventory in 2009, and lower reacquired and resales revenue and services revenue. The decrease was partially offset by higher revenue from projects that became reportable subsequent to 2008 and higher financing revenue. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our Timeshare segment.

The decrease in owned, leased, corporate housing, and other revenue, to $1,019 million in 2009, from $1,225 million in 2008, largely reflected $183 million of lower revenue for owned and leased properties, $19 million of lower revenue associated with our corporate housing business, $14 million of lower hotel agreement termination fees, and $5 million of lower branding fees associated with the sale of residential real estate, partially offset by $11 million of increased branding fees associated with our affinity credit card and a $3 million favorable impact related to a property that was being renovated during 2008, and as a result was not operating at full capacity. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate totaled $70 million and $64 million in 2009 and 2008, respectively. The decrease in owned and leased revenue primarily reflected RevPAR declines associated with weak lodging demand.

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

Timeshare Strategy-Impairment Charges

In 2009 we recorded pretax charges totaling $752 million in our Income Statement ($502 million after-tax), including $614 million of pretax charges that impacted operating income under the “Timeshare strategy-impairment charges” caption, and $138 million of pretax charges that impacted non-operating income under the “Timeshare strategy-impairment charges (non-operating)” caption. The $752 million of pretax impairment charges were non-cash, other than $27 million of charges associated with ongoing mezzanine loan fundings and $21 million of charges for purchase commitments.

See Footnote No. 18, “Timeshare Strategy-Impairment Charges,” of the Notes to our Financial Statements for additional information, including a table showing the composition of the charges.

Restructuring Costs and Other Charges

As a result of the restructuring actions we began in the fourth quarter of 2008, we incurred $55 million in restructuring costs in the fourth quarter of 2008. As part of these actions we initiated further cost savings measures in 2009 associated with our Timeshare segment, hotel development, above-property level management, and corporate overhead. These further measures resulted in additional restructuring costs of $51 million in 2009. For additional information on the 2008 and 2009 restructuring costs, including the types of restructuring costs incurred in total and by segment, please see Footnote No. 21, “Restructuring Costs and Other Charges,” of the Notes to the Financial Statements in our 2009 Form 10-K. For the cumulative restructuring costs incurred since inception and a roll forward of the restructuring liability through year-end

2010, please see Footnote No. 19, “Restructuring Costs and Other Charges,” of the Notes to our Financial Statements in this
Form 10-K.

As a result of our restructuring efforts, we realized the following annual cost savings in 2010, which were primarily reflected in our Income Statement under the expense captions noted: (i) $113 million ($73 million after-tax) for our Timeshare segment, under “Timeshare-direct” and “General, administrative, and other”; (ii) $12 million ($8 million after-tax) for hotel development across several of our Lodging segments, primarily under “General, administrative, and other”; and (iii) $10 million ($8 million after-tax) for reducing above property-level lodging management personnel under “General, administrative, and other.”

Operating Income (Loss)

2010 Compared to 2009

Operating income increased by $847 million to operating income of $695 million in 2010 from an operating loss of $152 million in 2009. The increase in operating income reflected a favorable variance of $614 million related to Timeshare strategy-impairment charges recorded in 2009, $116 million of higher Timeshare sales and services revenue net of direct expenses, a $73 million increase in base management and franchise fees, a $51 million decrease in restructuring costs, $28 million of higher incentive management fees, and $23 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by a $58 million increase in general, administrative, and other expenses. We note the reasons for the increase of $73 million in base management and franchise fees as well as the increase of $28 million in incentive management fees as compared to 2009 in the preceding “Revenues” section.

Timeshare sales and services revenue net of direct expenses in 2010 totaled $199 million. The increase of $116 million as compared to 2009, primarily reflected $78 million of higher financing revenue, net of expenses, which largely reflected increased interest income associated with the impact of consolidating previously unconsolidated securitized notes under the new Transfers of Financial Assets and Consolidation standards, $33 million of higher development revenue net of product costs and marketing and selling costs, and $8 million of higher other revenue, net of expenses partially offset by $3 million of lower services revenue net of expenses. Higher development revenue net of product costs and marketing and selling costs primarily reflected both lower product costs due to lower sales volumes and lower marketing and selling costs in 2010, as well as favorable variances from both a $10 million charge related to an issue with a state tax authority and a net $3 million impact from contract cancellation allowances in 2009, partially offset by lower development revenue for the reasons stated in the preceding “Revenues” section. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our Timeshare segment.

The $23 million (34 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $12 million of higher hotel agreement termination fees net of property closing costs, $8 million of higher branding fees, a $4 million reversal of a liability related to a hotel that closed in 2010, and net stronger results at some owned and leased properties due to higher RevPAR and property-level margins, partially offset by additional rent expense associated with one property and an unfavorable variance from a one-time $6 million transaction cancellation fee received in 2009.

General, administrative, and other expenses increased by $58 million (8 percent) to $780 million in 2010 from $722 million in 2009. The increase primarily reflected the following 2010 charges: an $84 million long-lived asset impairment associated with a capitalized revenue management software asset (which we did not allocate to any of our segments); a $13 million long-lived asset impairment (allocated to our Timeshare segment); and a $14 million long-lived asset impairment (allocated to our North American Limited-Service segment). See Footnote No. 8, “Property and Equipment,” of the Notes to our Financial Statements for additional information regarding these three impairment charges. In addition, we recorded a $4 million contract acquisition cost impairment charge (allocated to our North American Full-Service segment) in 2010. See the North American Full-Service segment discussion for additional information regarding this impairment charge. Also contributing to the year-over-year increase was $35 million of higher incentive compensation costs, $14 million of increased other expenses primarily associated with initiatives to enhance our brands globally, $7 million of increased currency exchange losses, and $2 million of increased legal expenses. These unfavorable variances were partially offset by an $8 million reversal in 2010 of guarantee accruals, primarily related to a completion guarantee for which we satisfied the related requirements, and a $4 million reversal of excess accruals for net asset tax based on the receipt of final assessments from a taxing authority located outside the United States. In addition, the comparison reflects the following 2009 expenses that we did not incur in 2010: $49 million of impairment charges related to two security deposits that we deemed unrecoverable in 2009 due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by an $11 million reversal of the 2008 accrual for the funding of those cash flow shortfalls; a $7 million write-off of Timeshare segment capitalized software costs; and $4 million of bad debt expense on an accounts receivable balance. The year-over-year comparison also reflected a $15 million favorable variance in deferred compensation expenses (with changes to our deferred compensation plan, general, administrative, and other expenses for 2010 had no deferred compensation impact, compared with $15 million of mark-to-market valuation expenses in 2009). The increase in general, administrative, and other expenses was also partially offset by the elimination of the loan loss provision in 2010, compared with a $43 million provision in 2009, which reflected $29 million associated with one Luxury segment project and $14 million associated with a North American Limited-Service segment portfolio.

The $58 million increase in total general, administrative, and other expenses was comprised of: a $77 million increase that we did not allocate to any of our segments; a $5 million increase impacting our Timeshare segment; an $8 million decrease impacting our North American Limited-Service segment; an $8 million decrease impacting our Luxury segment; a $7 million decrease impacting our North American Full-Service segment; and a $1 million decrease impacting our International segment.

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

Timeshare sales and services revenue net of direct expenses in 2009 totaled $83 million. The decline of $6 million (7 percent) from $89 million in 2008 primarily reflected $50 million of lower development revenue net of product costs and marketing and selling costs and $17 million of lower services revenue net of expenses, mostly offset by $43 million of higher financing revenue net of financing expenses, $15 million of higher other revenue, net of expenses, and $3 million of higher reacquired and resales revenue, net of expenses. Lower development revenue net of product, marketing and selling costs primarily reflected lower revenue for timeshare intervals and to a lesser extent, lower revenue net of costs for our Asia Pacific points program, and a $10 million charge related to an issue with a state tax authority, partially offset by favorable reportability for several projects that reached revenue recognition reportability thresholds after 2008 and favorable variances from both a $22 million 2008 pretax impairment charge related to a joint venture that we fully consolidate ($10 million net of noncontrolling interest benefit) and a $9 million 2008 inventory write-down related to the termination of certain phases of timeshare development in Europe. Higher financing revenue net of financing expenses reflected higher note securitization gains, increased residual interest accretion, a decrease in the adjustment to the fair market value of residual interests, and a decrease in the cost of financing, partially offset by lower interest income. Lower services revenue net of expenses reflected weak demand for rentals and increased maintenance cost for unsold inventory. See “BUSINESS SEGMENTS: Timeshare” later in this section for additional information regarding our Timeshare segment.

The $69 million (50 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to a decline of $65 million in revenue, net of expenses primarily associated with weaker demand at owned and leased properties, as well as our corporate housing business, $14 million of lower hotel agreement termination fees, and $5 million of lower branding fees associated with sale of residential real estate, partially offset by $11 million of increased branding fees associated with our affinity credit card and a $3 million favorable impact related to a property that was being renovated during 2008, and as a result was not operating at full capacity.

General, administrative, and other expenses decreased by $81 million (10 percent) to $722 million in 2009 from $803 million in 2008. The decrease primarily reflected $186 million of lower expenses, largely due to cost savings generated from the restructuring efforts initiated in 2008 and lower incentive compensation as well as a $12 million favorable variance due to development cancellations in 2008. Additionally, in 2009 we reached final settlement regarding the Delta Airlines lease investment and recorded a $3 million recovery of the investment previously reserved in the “General, administrative, and other” expense caption on our Income Statement. For additional information regarding the Delta Airlines lease investment, see the “Investment in Leveraged Lease” caption in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K. These benefits were partially offset by the following items: $49 million of impairment charges for two security deposits that we deemed unrecoverable in 2009 due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by a $15 million accrual in 2008 for the expected funding of those cash flow shortfalls and an $11 million reversal in 2009 of the remaining balance of that 2008 accrual due to the decision to no longer fund those cash flow shortfalls; 2009 provisions for loan losses of $43 million for two loans partially offset by a $22 million favorable variance from a 2008 provision on a fully impaired loan; an $8 million impairment charge related to the write-off of contract acquisition costs for one property; a $7 million write-off of Timeshare segment capitalized software costs; $12 million of expenses primarily related to write-offs of other assets that we deemed non-recoverable, performance cure accruals, and guarantee accruals associated with 12 hotels; and $4 million of bad debt expense on an accounts receivable balance. Additionally, 2009 included a $15 million unfavorable impact associated with deferred compensation expenses, compared to a $28 million favorable impact in 2008, both of which reflected mark-to-market valuations. Of the $81 million decrease in total general, administrative, and other expenses, a $1 million increase was attributable to our Lodging segments, a $31 million decrease was attributable to our Timeshare segment, and a $51 million decrease was unallocated.

Gains (Losses) and Other Income (Expense)

The table below shows our gains (losses) and other income for 2010, 2009, and 2008:

($ in millions)	2010	2009	2008
Gain on debt extinguishment	$0	$21	$28
Gains on sales of real estate and other	34	10	14
Gain/(loss) on sale of joint venture and other investments	1	3	(1)
Income/(loss) from cost method joint ventures	0	2	(3)
Impairment of equity securities	0	(5)	0

	$35	$31	$38

2010 Compared to 2009

We did not extinguish any debt in 2010. In 2009, we repurchased $122 million principal amount of our Senior Notes in the open market, across multiple series. The $21 million gain on debt extinguishment in 2009 represents the difference between the $98 million purchase price and the $119 million net carrying amount of Senior Notes we repurchased during the period. The $5 million impairment of equity securities in 2009 reflected an other-than-temporary impairment of marketable securities in accordance with the guidance for accounting for certain investments in debt and equity securities. For additional information on the impairment, see Footnote No. 5, “Fair Value Measurements,” of the Notes to the Financial Statements in our 2009 Form 10-K.

2009 Compared to 2008

See the previous paragraph for information on our debt extinguishment and impairment of equity securities in 2009. We did not extinguish any debt in 2008.

Interest Expense

2010 Compared to 2009

Interest expense increased by $62 million (53 percent) to $180 million in 2010 compared to $118 million in 2009. This increase was driven by: (1) the consolidation of $1,121 million of debt in the 2010 first quarter associated with previously securitized notes, which resulted in a $55 million increase in interest expense in 2010 related to that debt; (2) a $14 million unfavorable variance from 2009 as a result of lower capitalized interest in 2010 associated with construction projects; and (3) $12 million of higher interest expense in 2010 associated with our executive deferred compensation plan. These increases were partially offset by: (1) $12 million of lower interest expense associated with our repurchase of $122 million of principal amount of our Senior Notes in 2009, the maturity of our Series C Senior Notes in the 2009 fourth quarter and other net debt reductions; and (2) a $7 million decrease in interest expense associated with our $2.4 billion multicurrency revolving credit facility (our “Credit Facility”), which primarily reflected lower average borrowings.

2009 Compared to 2008

Interest expense decreased by $45 million (28 percent) to $118 million in 2009 compared to $163 million in 2008. Interest expense associated with commercial paper and our Credit Facility decreased by $25 million reflecting the repayment of our commercial paper in 2008 and increased borrowings under the Credit Facility with a lower interest rate. We also benefited from a $26 million decrease in interest costs associated with various programs that we operate on behalf of owners (including our Marriott Rewards, gift certificates, and self-insurance programs) as a result of lower interest rates, and the repurchase of some of our Senior Notes across multiple series in the 2008 fourth quarter and 2009 first quarter (see “Liquidity and Capital Resources” in our 2009 Form 10-K for additional information), which resulted in a $12 million reduction to interest expense, and finally, other interest expense decreases of $5 million. These decreases in interest expense were partially offset by a $23 million unfavorable variance to 2008 as a result of lower capitalized interest in 2009 associated with construction projects.

Interest Income and Income Tax

2010 Compared to 2009

Interest income decreased by $6 million (24 percent) to $19 million in 2010, from $25 million in 2009, primarily reflecting a $4 million decrease associated with a loan that we determined was impaired in 2009. Because we recognize interest on impaired loans on a cash basis, we did not recognize any interest on this loan after its impairment. The decline in interest income also reflected a $2 million decrease due to a reduction in principal due associated with one loan.

Our income tax expense increased by $158 million (243 percent) to a provision of $93 million in 2010 from a benefit of $65 million in 2009. The increase was primarily due to pretax income in 2010 (as compared to a pretax loss in 2009) and $14 million of higher tax expense associated with changes to our deferred compensation plan (there were no 2010 plan changes impacting deferred compensation expenses, compared with changes which had a $14 million favorable impact in 2009). The increase was partially offset by a lower tax rate in 2010, as 2009 reflected $52 million of income tax expense primarily related to the treatment of funds received from certain non-U.S. subsidiaries. In the 2010 fourth quarter, we settled issues with the Internal Revenue Service (“IRS”) on our treatment of funds received from certain non-U.S. subsidiaries. In conjunction with that settlement, we recorded an $85 million benefit to our income tax provision in 2010. Our 2010 income tax expense also reflected a $12 million benefit we recorded primarily associated with revisions to prior years’ estimated foreign tax expense.

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

Our tax provision decreased by $415 million (119 percent) to a benefit of $65 million in 2009 from a provision of $350 million in 2008, reflecting a pretax loss in 2009 and $43 million of lower tax expense associated with our deferred compensation plan. The decrease was partially offset by an increase to the effective tax rate in 2009 due to a change in our mix of worldwide income resulting from substantial reductions of non-U.S. income in jurisdictions with low tax rates. The 2009 tax rate also reflected $52 million of income tax expense, primarily related to the treatment of funds received from certain non-U.S. subsidiaries, an issue that was the subject of ongoing discussions at that time between us and the IRS. The charges recorded in 2009 primarily related to our then current exposure related to this issue. In addition to tax expense on pretax earnings, tax expense for 2008 also reflected: (1) $29 million of income tax expense primarily related to an unfavorable U.S. Court of Federal Claims decision involving a refund claim associated with a 1994 tax planning transaction; (2) $19 million of income tax expense due primarily to prior years’ tax adjustments, including a settlement with the IRS that resulted in a lower than expected refund of taxes associated with a 1995 leasing transaction; and (3) $24 million of income tax expense related to the tax treatment of funds received from certain non-U.S. subsidiaries.

Equity in (Losses) Earnings

2010 Compared to 2009

Equity in losses of $18 million in 2010 decreased by $48 million from equity in losses of $66 million in 2009 and primarily reflected favorable variances from a $30 million impairment charge associated with a Luxury segment joint venture investment that we determined was fully impaired and a $3 million impairment charge for a joint venture that we did not allocate to one of our segments, both incurred in 2009. In the 2010 fourth quarter we also recorded an $11 million reversal of a funding liability (recorded in 2009) due to progress in that quarter on certain construction-related legal claims and other factors. See Footnote No. 18, “Timeshare Strategy-Impairment Charges,” of the Notes to our Financial Statements for additional information regarding this reversal. Increased earnings of $5 million for our International segment joint ventures and $3 million of lower cancellation reserves at our Timeshare segment joint venture also contributed to the decrease in equity in losses. A 2010 impairment charge of $5 million associated with our North American Limited-Service segment joint venture partially offset the favorable impacts.

2009 Compared to 2008

Equity in losses of $66 million in 2009 increased by $81 million from equity in earnings of $15 million in 2008 and primarily reflected a $30 million impairment charge in 2009 associated with a Luxury segment joint venture investment that we determined to be fully impaired. The decrease in joint venture equity earnings also reflected an unfavorable comparison to $15 million of equity earnings in 2008 from a joint venture that sold portfolio assets and had significant associated gains, and $5 million of earnings in 2008 from another joint venture primarily reflecting insurance proceeds received by that joint venture. Further contributing to the decline were $24 million of decreased earnings in 2009 for a Timeshare segment joint venture residential and fractional project, $7 million of equity losses associated with a North American Limited-Service segment joint venture, a $3 million impairment and $2 million of other equity losses associated with an International segment joint venture, and $9 million of equity losses at certain other joint ventures, all of which were negatively affected by the weak demand environment. The unfavorable impacts also included a $3 million impairment charge for a joint venture that is not allocated to one of our segments and for which we do not expect to recover our investment. These decreases were partially offset by an unfavorable $11 million impact in 2008 associated with tax law changes in a country in which two international joint ventures operate and a 2008 impairment charge of $9 million associated with one Luxury segment joint venture under development. See Footnote No. 21, “Restructuring Costs and Other Charges,” of the Notes to the Financial Statements in our 2009 Form 10-K for more information on some of these joint venture impairments.

Net Losses Attributable to Noncontrolling Interests

2010 Compared to 2009

Net losses attributable to noncontrolling interests decreased by $7 million in 2010 to zero, compared to $7 million in 2009. The benefit for net losses attributable to noncontrolling interests in 2009 of $7 million are net of tax and reflected our partners’ share of losses totaling $11 million associated with joint ventures we consolidate, net of our partners’ share of tax benefits of $4 million associated with the losses.

2009 Compared to 2008

Net losses attributable to noncontrolling interests decreased by $8 million in 2009 to $7 million compared to $15 million in 2008.

Income (Loss) from Continuing Operations

2010 Compared to 2009

Income from continuing operations of $458 million in 2010 increased by $811 million (230 percent) from a loss of $353 million in 2009, income from continuing operations attributable to Marriott of $458 million in 2010 increased by $804 million (232 percent) from a loss of $346 million in 2009, and diluted income per share from continuing operations attributable to Marriott of $1.21 per share increased by $2.18 (225 percent) from losses of $0.97 per share in 2009. As discussed in more detail in the preceding sections beginning with “Operating Income (Loss),” the $458 million increase in income from continuing operations compared to the prior year was due to a favorable variance related to Timeshare strategy-impairment charges in 2009 ($752 million), higher Timeshare sales and services revenue net of direct expenses ($116 million), lower restructuring costs ($51 million), higher base management and franchise fees ($73 million), lower equity in losses ($48 million), higher incentive management fees ($28 million), higher owned, leased, corporate housing, and other revenue net of direct expenses ($23 million), and higher gains and other income ($4 million). These favorable variances were partially offset by higher income taxes ($158 million), higher general, administrative, and other expenses ($58 million), higher interest expense ($62 million), and lower interest income ($6 million).

2009 Compared to 2008

Compared to the prior year, loss from continuing operations increased by $697 million (203 percent) to a 2009 loss of $353 million from 2008 income of $344 million, loss from continuing operations attributable to Marriott increased by $705 million (196 percent) to a 2009 loss of $346 million from 2008 income of $359 million, and diluted losses per share from continuing operations attributable to Marriott increased by $1.94 (200 percent) to $0.97 per share from earnings of $0.97 per share. As discussed in more detail in the preceding sections beginning with “Operating Income (Loss),” the $697 million increase in loss from continuing operations compared to the prior year was due to 2009 Timeshare strategy-impairment charges ($752 million), lower incentive management fees ($157 million), lower base management and franchise fees ($156 million), lower equity in earnings ($81 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($69 million), lower interest income ($14 million), lower gains and other income ($7 million), and lower Timeshare sales and services revenue net of direct expenses ($6 million). Lower income taxes ($415 million), lower general, administrative, and other expenses ($81 million), lower interest expense ($45 million), and lower restructuring costs ($4 million) partially offset the unfavorable variances.

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA

EBITDA, a financial measure which is not prescribed or authorized by United States generally accepted accounting principles (“GAAP”), reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

We also evaluate adjusted EBITDA, another non-GAAP financial measure, as an indicator of operating performance. Our adjusted EBITDA excludes the 2008 and 2009 restructuring costs and other charges totaling $192 million and $213 million, respectively, the 2009 Timeshare strategy-impairment charges totaling $752 million, and for 2010, both impairment charges totaling $111 million and the $11 million reversal of a prior year impairment charge. We evaluate adjusted EBITDA that excludes these items to allow for period-over-period comparisons of our ongoing core operations before material charges. EBITDA and adjusted EBITDA also facilitate our comparison of results from our ongoing operations before material charges with results from other lodging companies.

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

($ in millions)	2010	2009	2008
Net Income (Loss) attributable to Marriott	$458	$(346)	$362
Interest expense	180	118	163
Tax provision (benefit), continuing operations	93	(65)	350
Tax provision, noncontrolling interests	0	4	9
Tax benefit, synthetic fuel	0	0	(7)
Depreciation and amortization	178	185	190
Less: Depreciation reimbursed by third-party owners	(11)	(9)	(10)
Interest expense from unconsolidated joint ventures	18	19	18
Depreciation and amortization from unconsolidated joint ventures	27	27	27

EBITDA	943	(67)	1,102

Discontinued operations adjustment (synthetic fuel)	0	0	4

Impairment of long-lived assets	111	0	0
Reversal of prior year impairment charge	(11)	0	0

Total 2010 net impairment charges	100	0	0

Restructuring costs and other charges
Severance	0	21	19
Facilities exit costs	0	29	5
Development cancellations	0	1	31

Total restructuring costs	0	51	55

Reserves for expected fundings	0	0	16
Inventory write-downs	0	0	9
Impairment of investments and other, net of prior year reserves	0	83	30
Reserves for loan losses	0	43	22
Contract cancellation allowances	0	9	12
Accounts receivable – bad debts	0	0	4
Residual interests valuation	0	20	32
Hedge ineffectiveness	0	0	12
Software development write-off	0	7	0

Total other charges	0	162	137

Total restructuring costs and other charges	0	213	192

Timeshare strategy-impairment charges
Operating impairments	0	614	0
Non-operating impairments	0	138	0

Total Timeshare strategy-impairment charges	0	752	0

Adjusted EBITDA	$1,043	$898	$1,298

Business Segments

We are a diversified hospitality company with operations in five business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, Luxury Lodging, and Timeshare. See Footnote No. 17, “Business Segments,” of the Notes to our Financial Statements for further information on our segments including how we aggregate our individual brands into each segment, and other information about each segment, including revenues, income (loss) from continuing operations attributable to Marriott, net losses attributable to noncontrolling interests, equity in (losses) earnings of equity method investees, assets, and capital expenditures.

At year-end 2010, we operated or franchised the following properties by segment (excluding 2,043 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	322	13	335	126,149	4,837	130,986
Marriott Conference Centers	11	0	11	3,298	0	3,298
JW Marriott	19	1	20	10,748	221	10,969
Renaissance Hotels	76	2	78	27,939	790	28,729
Renaissance ClubSport	2	0	2	349	0	349
Autograph Collection	13	0	13	3,828	0	3,828

	443	16	459	172,311	5,848	178,159
North American Limited-Service Lodging Segment (1)
Courtyard	793	16	809	110,922	2,793	113,715
Fairfield Inn & Suites	648	9	657	58,510	1,029	59,539
SpringHill Suites	273	1	274	31,961	124	32,085
Residence Inn	595	17	612	71,571	2,450	74,021
TownePlace Suites	192	1	193	19,320	105	19,425

	2,501	44	2,545	292,284	6,501	298,785
International Lodging Segment (1)
Marriott Hotels & Resorts	4	155	159	2,767	44,981	47,748
JW Marriott	1	28	29	387	10,631	11,018
Renaissance Hotels	0	66	66	0	21,930	21,930
Courtyard	2	81	83	712	16,642	17,354
Fairfield Inn & Suites	0	1	1	0	206	206
Residence Inn	0	1	1	0	109	109
Marriott Executive Apartments	0	23	23	0	3,775	3,775

	7	355	362	3,866	98,274	102,140
Luxury Lodging Segment
The Ritz-Carlton	39	35	74	11,587	10,457	22,044
Bulgari Hotels & Resorts	0	2	2	0	117	117
EDITION	1	0	1	353	0	353
The Ritz-Carlton-Residential (2)	27	1	28	2,973	112	3,085
The Ritz-Carlton Serviced Apartments	0	3	3	0	458	458

	67	41	108	14,913	11,144	26,057
Timeshare Segment (3)
Marriott Vacation Club	42	11	53	9,800	2,118	11,918
The Ritz-Carlton Destination Club	8	2	10	359	132	491
The Ritz-Carlton Residences (2)	3	1	4	222	16	238
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Grand Residences by Marriott-Residential (1), (2)	2	0	2	68	0	68

	56	15	71	10,648	2,315	12,963

Total	3,074	471	3,545	494,022	124,082	618,104

(1)	North American includes properties located in the continental United States and Canada. International includes properties located outside the continental United States and Canada.
(2)

Represents projects where we manage the related owners’ association. Residential products are included once they possess a certificate of occupancy. Includes resorts that are in active sales as well as those that are sold-out. Products in active sales may not be ready for occupancy.

Lodging (reflects all five of our Lodging segments)

2010 Compared to 2009

We added 154 properties (28,114 rooms) and 31 properties (6,072 rooms) exited the system in 2010. These figures do not include residential or ExecuStay units. We also added three residential properties (442 units) and one residential property (25 units) exited the system in 2010.

Total segment financial results increased by $979 million to $983 million in 2010 from $4 million in 2009, and total segment revenues increased by $780 million to $11,611 million in 2010, a 7 percent increase from revenues of $10,831 million in 2009.

The year-over-year increase in revenues included a $557 million increase in cost reimbursements revenue, which does not impact operating income or net income attributable to Marriott. The results, compared to 2009, reflected a favorable variance from $685 million of 2009 Timeshare strategy-impairment charges, $614 million of which were reported in the “Timeshare strategy-impairment charges” caption and $71 million of which were reported in the “Timeshare strategy-impairment charges (non-operating)” caption of our Income Statements, an increase of $116 million in Timeshare sales and services revenue net of direct expenses, $19 million of decreased general, administrative, and other expenses, a $73 million increase in base management and franchise fees to $1,003 million in 2010 from $930 million in 2009, a $48 million decrease in restructuring costs, $35 million of lower joint venture equity losses, $28 million of higher incentive management fees to $182 million in 2010 from $154 million in 2009, an increase of $21 million in owned, leased, corporate housing, and other revenue net of direct expenses, and a $21 million increase in gains and other income. These favorable variances were partially offset by $55 million of increased interest expense and an $11 million decrease in net losses attributable to noncontrolling interest benefit. For more detailed information regarding the variances see the preceding sections beginning with “Operating Income (Loss).”

In 2010, 27 percent of our managed properties paid incentive management fees to us versus 25 percent in 2009. In addition, in 2010, 65 percent of our incentive fees were derived from properties outside of the continental United States versus 67 percent in 2009.

See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region and brand.

Compared to 2009, worldwide comparable company-operated house profit margins in 2010 increased by 50 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 6.4 percent on a constant U.S. dollar basis, reflecting the impact of tight cost controls in 2010 at properties in our system and increased demand, partially offset by decreased average daily rates. North American company-operated house profit margins were nearly unchanged as compared to 2009 while HP-PAR at those same properties increased by 3.8 percent reflecting increased demand and tight cost controls at properties, partially offset by decreased average daily rates and lower cancellation and attrition fees. International company-operated house profit margins increased by 120 basis points and HP-PAR at those properties increased by 10.6 percent reflecting increased demand and continued tight property-level cost controls.

2009 Compared to 2008

We added 254 properties (37,714 rooms) and 17 properties (3,476 rooms) exited the system in 2009. These figures do not include residential or ExecuStay units. We also added five residential properties (568 units) in 2009.

Total segment financial results decreased by $1,162 million (100 percent) to $4 million in 2009 from $1,166 million in 2008, and total segment revenues decreased by $1,986 million to $10,831 million in 2009, a 15 percent decrease from total segment revenues of $12,817 million in 2008. As discussed in more detail earlier in this report, demand was weaker in 2009 than 2008.

The decrease in revenues included a $1,152 million decrease in cost reimbursements revenue, which does not impact operating income or net income attributable to Marriott. The results, compared to 2008, reflected $685 million of Timeshare impairment charges ($614 million of which were reported in the “Timeshare strategy-impairment charges” caption and $71 million of which we reported in the “Timeshare strategy-impairment charges (non-operating)” caption of our Income Statements. See the “Timeshare strategy-impairment charges” section for more information on the impairments), $157 million of lower incentive management fees, a $156 million decrease in combined 2009 base management and franchise fees, $85 million of owned, leased, corporate housing, and other revenue net of direct expenses, $63 million of lower equity joint venture results, $18 million of higher restructuring costs, a $13 million decrease in net losses attributable to a noncontrolling interests benefit, a decrease of $9 million in gains and other income, and a decrease of $6 million in Timeshare sales and services revenue net of direct expenses, partially offset by $30 million of decreased general, administrative, and other expenses. These decreases included $80 million in other charges (see Footnote No. 21, “Restructuring Costs and Other Charges,” of the Notes to the Financial Statements in our 2009 Form 10-K), with $57 million recorded in general, administrative, and other expenses and $23 million recorded in Timeshare sales and services revenue net of direct expenses.

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

Compared to 2008, worldwide comparable company-operated house profit margins in 2009 decreased by 380 basis points and worldwide comparable company-operated HP-PAR decreased by 25.7 percent on a constant U.S. dollar basis, reflecting the impact of very tight cost control plans in 2009 at properties in our system, more than offset by the impact of year-over-year RevPAR decreases. International company-operated house profit margins declined by 270 basis points, and HP-PAR at our International managed properties decreased by 22.0 percent reflecting significant cost control plans at properties, more than offset by the impact of decreased demand. North American company-operated house profit margins declined by 440 basis points, and HP-PAR at our North American managed properties decreased by 27.7 percent also reflecting significant cost control plans at properties, more than offset by the impact of decreased demand. HP-PAR at our North American Limited-Service managed properties decreased by 28.7 percent, reflecting cost control plans at properties, more than offset by the impact of decreased demand.

Lodging Development

We opened 154 properties, totaling 28,114 rooms, across our brands in 2010 and 31 properties (6,072 rooms) left the system, not including residential products or ExecuStay. We also added three residential properties (442 units) and one residential property (25 units) left the system. Highlights of the year included:

•

Converting 23 properties (3,660 rooms), or 13 percent of our gross room additions for the year, to one of our brands including 11 properties joining our Autograph Collection brand. Twenty-two of the properties converted were located in the United States;

•	Opening approximately 28 percent of all the new rooms outside the United States;

•	Adding 102 properties (12,030 rooms) to our North American Limited-Service brands;

•

Opening three new Marriott Vacation Club properties, one in Singer Island, Florida, one in Orlando, Florida, and one in Kauai, Hawaii. We also opened one Ritz-Carlton Destination Club property in Vail, Colorado; and

•	Opening our first EDITION hotel in Waikiki, Hawaii (353 rooms).

We currently have nearly 105,000 hotel rooms under construction, awaiting conversion, or approved for development in our hotel development pipeline and we expect to add approximately 35,000 hotel rooms (gross) to our system in 2011.

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

Statistics

The following tables show occupancy, average daily rate, and RevPAR for comparable properties, for each of the brands in our North American Full-Service and North American Limited-Service segments, for our International segment by region, and the principal brand in our Luxury segment, The Ritz-Carlton. We have not presented statistics for company-operated Fairfield Inn & Suites properties in these tables because the brand is predominantly franchised and we operate very few properties, so such information would not be meaningful (identified as “nm” in the tables that follow).

Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

The occupancy, average daily rate, and RevPAR statistics used throughout this report for 2010 include the 52 weeks from January 2, 2010, through December 31, 2010, for 2009 include the 52 weeks from January 3, 2009, through January 1, 2010, and for 2008 include the 53 weeks from December 29, 2007, through January 2, 2009 (except in each case, for The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada, which for them includes the period from January 1 through December 31 for each year).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	2010	Change vs. 2009		2010	Change vs. 2009
Marriott Hotels & Resorts (2)
Occupancy	69.1%	3.0%	pts.	66.5%	3.5%	pts.
Average Daily Rate	$156.27	0.2%		$143.06	-0.6%
RevPAR	$107.98	4.7%		$95.07	5.0%

Renaissance Hotels
Occupancy	67.2%	1.9%	pts.	67.2%	3.5%	pts.
Average Daily Rate	$152.57	-0.3%		$139.71	-1.0%
RevPAR	$102.51	2.6%		$93.82	4.4%

Composite North American Full-Service (3)
Occupancy	68.7%	2.8%	pts.	66.6%	3.5%	pts.
Average Daily Rate	$155.60	0.1%		$142.46	-0.6%
RevPAR	$106.95	4.3%		$94.85	4.9%

The Ritz-Carlton North America
Occupancy	67.6%	5.8%	pts.	67.6%	5.8%	pts.
Average Daily Rate	$280.17	0.3%		$280.17	0.3%
RevPAR	$189.30	9.8%		$189.30	9.8%

Composite North American Full-Service and Luxury (4)
Occupancy	68.6%	3.1%	pts.	66.6%	3.7%	pts.
Average Daily Rate	$169.61	0.5%		$151.98	-0.3%
RevPAR	$116.36	5.3%		$101.29	5.5%

Residence Inn
Occupancy	74.0%	4.7%	pts.	75.3%	4.8%	pts.
Average Daily Rate	$113.52	-2.2%		$112.06	-1.6%
RevPAR	$84.06	4.4%		$84.41	5.0%

Courtyard
Occupancy	64.3%	3.1%	pts.	65.7%	3.1%	pts.
Average Daily Rate	$107.69	-1.9%		$110.00	-1.0%
RevPAR	$69.26	3.1%		$72.27	4.0%

Fairfield Inn & Suites
Occupancy	nm	nm		63.1%	2.9%	pts.
Average Daily Rate	nm	nm		$84.54	-0.3%
RevPAR	nm	nm		$53.33	4.6%

TownePlace Suites
Occupancy	65.5%	4.2%	pts.	68.7%	6.1%	pts.
Average Daily Rate	$73.94	-4.5%		$80.02	-3.7%
RevPAR	$48.47	2.1%		$55.01	5.6%

SpringHill Suites
Occupancy	64.7%	3.4%	pts.	65.7%	3.7%	pts.
Average Daily Rate	$96.04	-1.2%		$97.32	-2.2%
RevPAR	$62.16	4.3%		$63.91	3.6%

Composite North American Limited-Service (5)
Occupancy	67.1%	3.6%	pts.	67.8%	3.8%	pts.
Average Daily Rate	$106.59	-2.0%		$102.96	-1.4%
RevPAR	$71.51	3.5%		$69.85	4.4%

Composite North American (6)
Occupancy	68.0%	3.3%	pts.	67.4%	3.7%	pts.
Average Daily Rate	$143.35	-0.4%		$121.50	-0.9%
RevPAR	$97.43	4.7%		$81.87	4.9%

(1)

Statistics are for the 52 weeks ended December 31, 2010, and January 1, 2010, except for The Ritz-Carlton for which the statistics are for the 12 months ended December 31, 2010, and December 31, 2009. North American statistics represent properties located in the continental United States.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2010	Change vs. 2009		2010	Change vs. 2009
Caribbean and Latin America (2)
Occupancy	70.7%	4.1%	pts.	67.9%	6.3%	pts.
Average Daily Rate	$178.59	-0.5%		$161.09	0.3%
RevPAR	$126.19	5.5%		$109.45	10.6%

Continental Europe (2)
Occupancy	71.1%	4.0%	pts.	69.9%	4.5%	pts.
Average Daily Rate	$161.63	1.6%		$160.08	0.2%
RevPAR	$114.92	7.6%		$111.95	7.1%

United Kingdom (2)
Occupancy	76.4%	3.1%	pts.	75.9%	3.1%	pts.
Average Daily Rate	$159.27	3.3%		$158.75	3.3%
RevPAR	$121.68	7.8%		$120.47	7.7%

Middle East and Africa (2)
Occupancy	70.5%	2.4%	pts.	70.4%	2.7%	pts.
Average Daily Rate	$133.18	-5.9%		$131.66	-6.0%
RevPAR	$93.86	-2.6%		$92.74	-2.3%

Asia Pacific (2), (3)
Occupancy	66.7%	11.7%	pts.	67.2%	10.1%	pts.
Average Daily Rate	$125.88	1.7%		$134.90	-1.0%
RevPAR	$83.96	23.3%		$90.71	16.5%

Regional Composite (4), (5)
Occupancy	71.1%	5.8%	pts.	70.1%	5.9%	pts.
Average Daily Rate	$151.19	0.2%		$151.12	-0.3%
RevPAR	$107.47	9.1%		$106.01	8.9%

International Luxury (6)
Occupancy	64.0%	6.0%	pts.	64.0%	6.0%	pts.
Average Daily Rate	$310.46	0.4%		$310.46	0.4%
RevPAR	$198.82	10.7%		$198.82	10.7%

Total International (7)
Occupancy	70.3%	5.8%	pts.	69.6%	5.9%	pts.
Average Daily Rate	$166.93	0.3%		$164.24	-0.2%
RevPAR	$117.38	9.4%		$114.31	9.2%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through December 31. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2009 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the continental United States and Canada.
(3)	Excludes Hawaii.
(4)	Includes Hawaii.
(5)	Regional Composite statistics include all properties located outside of the continental United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.
(6)	Includes The Ritz-Carlton properties located outside of the continental United States and Canada and Bulgari Hotels & Resorts properties.
(7)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2010	Change vs. 2009		2010	Change vs. 2009
Composite Luxury (2)
Occupancy	66.1%	5.9%	pts.	66.1%	5.9%	pts.
Average Daily Rate	$292.11	0.4%		$292.11	0.4%
RevPAR	$193.17	10.2%		$193.17	10.2%

Total Worldwide (3)
Occupancy	68.7%	4.1%	pts.	67.8%	4.1%	pts.
Average Daily Rate	$150.46	0.0%		$128.82	-0.6%
RevPAR	$103.30	6.3%		$87.28	5.8%

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
(3)

Total Worldwide statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, The Ritz-Carlton and Bulgari Hotels & Resorts brands. Statistics for properties located in the continental United States (except for The Ritz-Carlton) represent the fifty-two weeks ended December 31, 2010 and January 1, 2010. Statistics for The Ritz-Carlton brand properties and properties located outside of the continental United States represent the 12 months ended December 31, 2010, and December 31, 2009.

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

(1)

Statistics are for the fifty-two weeks and the fifty-three weeks ended January 1, 2010, and January 2, 2009, respectively, except for The Ritz-Carlton for which the statistics are for the 12 months ended December 31, 2009, and December 31, 2008. North American statistics represent properties located in the continental United States.

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
(3)

Total Worldwide statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, The Ritz-Carlton and Bulgari Hotels & Resorts brands. Statistics for properties located in the continental United States and Canada (except for The Ritz-Carlton) represent the fifty-two and fifty-three weeks ended January 1, 2010, and January 2, 2009, respectively. Statistics for all The Ritz-Carlton brand properties and properties located outside of the continental United States and Canada represent the 12 months ended December 31, 2009, and December 31, 2008.

North American Full-Service Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, and Autograph Collection.

				Annual Change
($ in millions)	2010	2009	2008	2010/2009	2009/2008
Segment revenues	$5,108	$4,848	$5,631	5%	-14%

Segment results	$318	$272	$419	17%	-35%

2010 Compared to 2009

In 2010, across our North American Full-Service Lodging segment we added 20 properties (7,591 rooms) and 5 properties (1,541 rooms) left the system.

In 2010, RevPAR for comparable company-operated North American Full-Service properties increased by 4.3 percent to $106.95, occupancy for these properties increased by 2.8 percentage points to 68.7 percent, and average daily rates increased by 0.1 percent to $155.60.

The $46 million increase in segment results, compared to 2009, primarily reflected $21 million of higher base management and franchise fees, $10 million of higher incentive management fees, $7 million of lower general, administrative, and other expenses, and $7 million of higher owned, leased, and other revenue net of direct expenses.

The $21 million of higher base management and franchise fees primarily reflected increased RevPAR and unit growth as well as franchise fees from new properties added to the Autograph Collection. The $10 million increase in incentive management fees was largely due to higher property-level revenue and continued tight property-level cost controls favorably impacting house profit margins.

The $7 million increase in owned, leased, and other revenue net of direct expenses is primarily due to stronger results driven by higher RevPAR and property-level margins.

The $7 million decrease in general, administrative, and other expenses primarily reflected favorable variances from an $8 million impairment charge related to the write-off of contract acquisition costs for one property, a $7 million charge for a security deposit, both of which we deemed unrecoverable in 2009, and a $3 million reversal of a completion guarantee accrual because we satisfied the related guarantee release requirements in 2010. These favorable variances were partially offset by $7 million in net 2010 other cost increases, primarily reflecting incentive compensation, as well as a $4 million contract acquisition cost impairment charge recorded in the 2010 fourth quarter because we expect that a management agreement associated with one property will likely be terminated early in 2011 in conjunction with a change in property ownership.

Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $4,575 million in 2010, compared to $4,322 million in 2009.

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

The $3 million decrease in general, administrative, and other expenses primarily reflected an $8 million impairment charge related to the write-off of contract acquisition costs for one property and a $7 million impairment charge related to a security deposit, both of which we deemed unrecoverable in 2009 (see Footnote No. 21, “Restructuring Costs and Other Charges,” of the Notes to the Financial Statements in our 2009 Form 10-K for more information), which were mostly offset by $12 million in cost reductions.

Cost reimbursements revenue and expenses associated with our North American Full-Service segment properties totaled $4,322 million in 2009, compared to $4,951 million in 2008.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

				Annual Change
($ in millions)	2010	2009	2008	2010/2009	2009/2008
Segment revenues	$2,149	$1,986	$2,233	8%	-11%

Segment results	$298	$265	$395	12%	-33%

2010 Compared to 2009

In 2010, across our North American Limited-Service Lodging segment, we added 102 properties (12,030 rooms) and 15 properties (1,556 rooms) left the system. The majority of the properties that left the system were Residence Inn properties of poor quality.

In 2010, RevPAR for comparable company-operated North American Limited-Service properties increased by 3.5 percent to $71.51, occupancy for these properties increased by 3.6 percentage points to 67.1 percent, and average daily rates decreased by 2.0 percent to $106.59.

The $33 million increase in segment results, compared to 2009, primarily reflected $33 million of higher base management and franchise fees, $8 million of lower general, administrative, and other expenses, and $2 million of higher incentive management fees, partially offset by $4 million of increased joint venture equity losses, $4 million of lower owned, leased, corporate housing, and other revenue net of direct expenses, and $2 million of lower gains and other income.

The $33 million of higher base management and franchise fees primarily reflected higher RevPAR and new unit growth. The $2 million increase in incentive management fees was due to higher property-level revenue and continued tight property-level cost controls favorably impacting house profit margins.

The $8 million decrease in general, administrative, and other expenses primarily reflected a favorable variance from a net $31 million impairment charge recorded in 2009 related to two security deposits that we deemed unrecoverable due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by a $14 million long-lived asset impairment charge in 2010 and $9 million of other cost increases primarily driven by higher incentive compensation. See Footnote No. 8, “Property and Equipment,” of the Notes to our Financial Statements for more information on the impairment charge recorded in 2010.

The $4 million increase in joint venture equity losses primarily reflected an impairment charge associated with one joint venture. The $2 million decrease in gains and other income reflected the lack of dividends from one joint venture due to a decline in available cash flow.

The $4 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected lower revenue and property-level margins associated with weaker demand at certain leased properties.

Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $1,547 million in 2010, compared to $1,419 million in 2009.

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

The $4 million increase in general, administrative, and other expenses primarily reflected a $42 million impairment charge related to two security deposits that we deemed unrecoverable in 2009 due, in part, to our decision not to fund certain cash flow shortfalls, mostly offset by a $15 million accrual in 2008 for the expected funding of those cash flow shortfalls and an $11 million reversal in 2009 of the remaining balance of that 2008 accrual due to the decision to no longer fund those cash flow shortfalls (see Footnote No. 21, “Restructuring Costs and Other Charges,” of the Notes to the Financial Statements in our 2009 Form 10-K for more information). The net increase of $16 million associated with the 2008 accrual and 2009 impairment charge was partially offset by an $11 million decrease in general, administrative, and other expenses, primarily reflecting cost reductions that were part of our cost containment efforts.

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

International Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Courtyard, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments located outside the continental United States and Canada.

				Annual Change
($ in millions)	2010	2009	2008	2010/2009	2009/2008
Segment revenues	$1,245	$1,145	$1,544	9%	-26%

Segment results	$169	$129	$246	31%	-48%

2010 Compared to 2009

In 2010, across our International Lodging segment we added 27 properties (7,600 rooms) and 10 properties (2,626 rooms) left the system, largely due to quality issues.

In 2010, RevPAR for comparable company-operated international properties increased by 9.4 percent to $117.38, occupancy for these properties increased by 5.8 percentage points to 70.3 percent, and average daily rates increased by 0.3 percent to $166.93. Comparable company-operated RevPAR improved significantly in China, Brazil and Germany and, to a lesser extent, in France and the United Kingdom, while the United Arab Emirates experienced RevPAR declines.

The $40 million increase in segment results in 2010, compared to 2009, primarily reflected a $13 million increase in incentive management fees, a $9 million increase in base management and franchise fees, a $6 million increase in owned, leased, and other revenue net of direct expenses, a $5 million increase in gains and other income, a $4 million decrease in joint venture equity losses, and a $2 million decrease in restructuring costs.

The $13 million increase in incentive management fees was largely due to higher property-level revenue and continued tight property-level cost controls that favorably impacted house profit margins, and to a lesser extent new unit growth. The $9 million increase in base management and franchise fees primarily reflected stronger RevPAR and new unit growth, partially offset by increased currency exchange losses.

The $6 million increase in owned, leased, and other revenue net of direct expenses primarily reflected $11 million of stronger results at some owned and leased properties, and $7 million of higher termination fees partially offset by $12 million of additional rent expense associated with one property.

The $5 million increase in gains and other income primarily reflected a favorable variance associated with a net gain associated with the sale of two properties in 2010.

The $4 million decrease in joint venture equity losses primarily reflected increased earnings at our joint ventures, resulting from stronger property-level performance, and a favorable variance from a $3 million impairment charge recorded for one joint venture in 2009.

The $2 million decrease in restructuring costs primarily reflects a favorable variance from a $2 million severance and fringe benefit charge recorded in 2009 during our restructuring efforts. See Footnote No. 19, “Restructuring Costs and Other Charges,” of the Notes to our Financial Statements for more information.

Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $581 million in 2010, compared to $529 million in 2009.

2009 Compared to 2008

In 2009, across our International Lodging segment, we added 30 properties (8,734 rooms) and 8 properties (1,714 rooms) left the system, largely due to quality issues.

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

The $45 million decrease in incentive management fees was largely due to lower property-level margins, driven by weak demand and, to a lesser extent, unfavorable currency exchange rates compared to 2008, partially offset by property-level cost controls. The $25 million decrease in base management and franchise fees was driven mainly by lower RevPAR, impacted by weak demand and, to a lesser extent, unfavorable currency exchange rates, somewhat offset by the impact of new room additions.

The $40 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected $23 million of weaker results, driven by weak demand and lower RevPAR at some owned and leased properties, $13 million of lower termination fees, and $3 million of lower income reflecting conversions from leased properties to managed properties.

The $8 million decrease in gains and other income reflected miscellaneous gain activity in 2008 that did not occur in 2009. Restructuring costs totaling $2 million reflected severance and fringe benefit costs. See Footnote No. 21, “Restructuring Costs and Other Charges,” of the Notes to our 2009 Form 10-K for more information.

The $9 million decrease in joint venture equity earnings was primarily driven by a $3 million impairment charge and $12 million in lower equity results at three joint ventures primarily reflecting lower demand. See Footnote No. 21, “Restructuring Costs and Other Charges,” of the Notes to the Financial Statements in our 2009 Form 10-K for more information on the joint venture impairment. The decrease also reflected an $11 million unfavorable impact in 2008 associated with tax law changes in a country in which two joint ventures operate, partially offset by a $5 million favorable impact associated with insurance proceeds received by one of those same joint ventures in 2008.

The $11 million decrease in general, administrative, and other expenses reflected $15 million in cost reductions due to our cost containment efforts, partially offset by $3 million in guarantee reserves for two properties. See Footnote No. 21, “Restructuring Costs and Other Charges,” of the Notes to the Financial Statements in our 2009 Form 10-K for more information.

Cost reimbursements revenue and expenses associated with our International segment properties totaled $529 million in 2009, compared to $707 million in 2008.

Luxury Lodging includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION worldwide.

				Annual Change
($ in millions)	2010	2009	2008	2010/2009	2009/2008
Segment revenues	$1,563	$1,413	$1,659	11%	-15%

Segment results	$77	$17	$78	353%	-78%

2010 Compared to 2009

In 2010, across our Luxury Lodging segment we added 3 properties (763 rooms) and 1 property (349 rooms) left the system becoming an Autograph hotel. In 2010, we also added 3 residential products (441 units) and 1 product (25 units) left the system.

Compared to 2009, RevPAR for comparable company-operated luxury properties increased by 10.2 percent to $193.17, occupancy for these properties increased by 5.9 percentage points to 66.1 percent, and average daily rates increased by 0.4 percent to $292.11. While Luxury Lodging was particularly hurt by weak demand associated with the financial services industry and other corporate group business in 2009, that business improved in 2010.

The $60 million increase in segment results, compared to 2009, reflected a $30 million decrease in joint venture equity losses, $12 million of higher owned, leased, and other revenue net of direct expenses, $8 million of decreased general, administrative, and other expenses, a $7 million increase in base management fees, and a $3 million increase in incentive management fees.

The $30 million decrease in joint venture equity losses primarily reflected a favorable variance from a $30 million impairment charge recorded in 2009 associated with a joint venture investment that we determined to be fully impaired.

The $12 million of higher owned, leased, and other revenue net of direct expenses primarily reflected a $6 million favorable variance from improved operating performance at three properties, as well as $4 million of higher branding fees primarily from one property, and $2 million of termination fees net of property closing costs, all in 2010.

The $8 million decrease in general, administrative, and other expenses primarily reflected a $5 million reversal in 2010 of a completion guarantee accrual for which we satisfied the related requirements and a $4 million favorable variance from bad debt expense recorded in 2009 on an accounts receivable balance we deemed uncollectible partially offset by $1 million in other net 2010 cost increases primarily reflecting incentive compensation.

The $7 million increase in base management fees was largely driven by RevPAR growth associated with stronger demand and, to a lesser extent, new unit growth. The $3 million increase in incentive management fees primarily reflected fees earned and due from one property in 2010 that were calculated based on prior periods’ results.

Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $1,261 million in 2010, compared to $1,143 million in 2009.

2009 Compared to 2008

In 2009, across our Luxury Lodging segment, we added 5 properties (916 rooms) and 1 property (374 rooms) left the system. In addition, we added 3 residential products (453 units) in 2009.

In 2009, RevPAR for comparable company-operated luxury properties decreased by 22.7 percent to $175.66, occupancy for these properties decreased by 6.8 percentage points to 59.5 percent, and average daily rates decreased by 13.8 percent to $295.11. Luxury Lodging was particularly hurt by weak demand associated with the financial services industry and other corporate group business.

The $61 million decrease in segment results, compared to 2008, reflected a $20 million decrease in joint venture equity earnings, a $17 million decrease in base management fees, $13 million of lower owned, leased, and other revenue net of direct expenses, a $6 million decrease in incentive management fees, and $5 million of increased general, administrative, and other expenses.

The $20 million decrease in joint venture equity earnings primarily reflected a $30 million impairment charge in 2009 associated with a joint venture investment that we determined to be fully impaired, partially offset by a $9 million impairment charge associated with a joint venture investment that we determined to be fully impaired in 2008 (see Footnote No. 21, “Restructuring Costs and Other Charges,” of the Notes to the Financial Statements in our 2009 Form 10-K for more information).

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

Timeshare includes our Marriott Vacation Club, The Ritz-Carlton Club and Residences, and Grand Residences by Marriott brands worldwide.

				Annual Change
($ in millions)	2010	2009	2008	2010/2009	2009/2008
Segment Revenues
Base fee revenue	$50	$47	$42
Sales and services revenue
Development	626	626	953
Services	351	330	336
Financing revenue
Interest income non-securitized notes	40	46	68
Interest income-securitized notes	147	0	0
Other financing revenue	7	67	12

Total financing revenue	194	113	80
Other revenue	50	54	54

Total sales and services revenue	1,221	1,123	1,423
Cost reimbursements	275	269	285

Segment revenues	$1,546	$1,439	$1,750	7%	-18%

Segment Results
Base fee revenue	$50	$47	$42
Timeshare sales and services, net	199	83	89
Timeshare strategy-impairment charges (operating)	0	(614)	0
Restructuring costs	0	(45)	(28)
Joint venture equity (losses) earnings	(8)	(12)	11
Gains and other income	20	2	0
Net losses attributable to noncontrolling interests	0	11	25
General, administrative, and other expense	(85)	(80)	(111)
Timeshare strategy-impairment charges (non-operating)	0	(71)	0
Interest expense	(55)	0	0

Segment results	$121	$(679)	$28	118%	-2,525%

Contract Sales
Timeshare	$651	$685	$1,081
Fractional	28	28	35
Residential	9	8	10

Total company	688	721	1,126
Timeshare	0	0	0
Fractional	5	(21)	(6)
Residential	(8)	(35)	(44)

Total joint venture	(3)	(56)	(50)

Total Timeshare segment contract sales	$685	$665	$1,076	3%	-38%

2010 Compared to 2009

Timeshare segment contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential ownership products before the adjustment for percentage-of-completion accounting. Timeshare segment contract sales increased by $20 million to $685 million in 2010 from $665 million in 2009 primarily reflecting a $28 million increase in residential contract sales and a $26 million increase in fractional contract sales, mostly offset by a $34 million decrease in timeshare contract sales. Sales of timeshare intervals were hurt by tough comparisons driven by sales promotions begun in 2009. Residential and fractional contract sales benefited from a net $63 million decrease in cancellation allowances we recorded in anticipation that a portion of contract revenue previously recorded for certain residential and fractional projects will not be realized due to contract cancellations prior to closing.

The $107 million increase in Timeshare segment revenues to $1,546 million from $1,439 million in 2009 primarily reflected a $98 million increase in Timeshare sales and services revenue, a $6 million increase in cost reimbursements revenue, and a $3 million increase in base management fees. The increase in Timeshare sales and services revenue, compared to 2009, primarily reflected higher financing revenue due to higher interest income associated with the impact of the new Transfers of Financial Assets and Consolidation standards and, to a lesser extent, higher services revenue reflecting increased rental occupancies and rates. These favorable impacts were partially offset by lower development revenue reflecting lower sales volumes primarily due to tough comparisons driven by sales promotions begun in 2009, and a $20 million increase in reserves (we now reserve for 100 percent of notes that are in default in addition to the reserve we record on notes not in default).

Segment income of $121 million in 2010 increased by $800 million from $679 million of segment losses in 2009, and primarily reflected a favorable variance from the $685 million of impairments recorded in 2009, $116 million of higher 2010 Timeshare sales and services revenue net of direct expenses, $45 million of lower restructuring costs compared with 2009, $18 million increase in gains and other income, $3 million increase in base management fees, and $4 million of lower joint venture equity losses partially offset by a $55 million increase in interest expense, an $11 million decrease in net losses attributable to noncontrolling interest, and $5 million of higher general, administrative, and other expenses.

The $116 million increase in Timeshare sales and services revenue net of direct expenses primarily reflected $78 million of higher financing revenue, net of expenses, $33 million of higher development revenue net of product costs and marketing and selling costs, and $8 million of higher other revenue net of expense, partially offset by $3 million of lower services revenue net of expenses. Higher development revenue net of product costs and marketing and selling costs primarily reflected both lower costs due to lower sales volumes and lower marketing and selling costs in 2010, as well as favorable variances from both a $10 million charge related to an issue with a state tax authority and a net $3 million impact from contract cancellation allowances in 2009, partially offset by lower development revenue for the reasons stated previously. The $20 million unfavorable impact to development revenue related to the reserve for uncollectible accounts was partially offset by a favorable impact in product costs, resulting in a net $12 million increase in reserves.

The $78 million increase in financing revenue, net of expense, primarily reflected: (1) a net $141 million increase in interest income, reflecting a $147 million increase from the notes receivable we now consolidate associated with past securitization transactions as part of our adoption of the new Transfers of Financial Assets and Consolidation standards, partially offset by a $6 million decrease in interest income related to non-securitized notes receivable reflecting a lower outstanding balance; and (2) a favorable variance from a $20 million charge in 2009 related to the reduction in the valuation of residual interests. These favorable variances were partially offset by $42 million of decreased residual interest accretion reflecting the elimination of residual interests as part of our 2010 adoption of the new Transfers of Financial Assets and Consolidation standards, $37 million of gain on notes sold in 2009, and $3 million of other net expenses.

The $8 million increase in other revenue net of expense primarily reflected a $15 million favorable adjustment to the Marriott Rewards liability resulting from lower than anticipated cost of redemptions, as well as $6 million of higher other miscellaneous revenue, partially offset by $13 million of net costs in excess of enrollment revenue related to the new points-based program. The $11 million increase in services revenue net of expenses primarily reflected higher rental revenue associated with increased transient demand.

The $55 million in interest expense was a result of the consolidation of debt obligations due to our adoption of the new Transfers of Financial Assets and Consolidation standards.

Gains and other income increased by $18 million, primarily due to the sale of one property in the 2010 fourth quarter.

The $5 million increase in general, administrative, and other expenses primarily reflected a $13 million impairment charge in 2010 associated with the anticipated disposition of a golf course and related assets. Partially offsetting this unfavorable variance was a $7 million write-off of capitalized software development costs in 2009 related to a project for which we decided not to pursue further development. For additional information regarding the impairment charge recorded in 2010, see Footnote No. 8, “Property and Equipment,” of the Notes to our Financial Statements.

Joint venture equity losses decreased by $4 million and primarily reflected higher cancellation allowances recorded at a joint venture in 2009.

The $11 million decrease to zero in net losses attributable to a noncontrolling interest was associated with our acquisition of that noncontrolling interest. See Footnote No. 20, “Variable Interest Entities,” of the Notes to our Financial Statements for additional information.

2009 Compared to 2008

Timeshare segment contract sales decreased by $411 million (38 percent), compared to 2008, to $665 million from $1,076 million. The decrease in Timeshare segment contract sales in 2009, compared to 2008, reflected a $396 million decrease in timeshare contract sales and a $22 million decrease in fractional contract sales, partially offset by $7 million of lower residential net cancellation allowances on contract sales. Sales of fractional and timeshare intervals decreased significantly as a result of weak demand, but were partially offset by a decrease in cancellation allowances of $32 million, as compared with prior year, recorded in anticipation that a portion of contract revenue previously recorded for certain residential and fractional projects will not be realized due to contract cancellations prior to closing (see Footnote No. 21, “Restructuring Costs and Other Charges,” of the Notes to the Financial Statements in our 2009 Form 10-K for additional information).

The $311 million decrease in Timeshare segment revenues to $1,439 million from $1,750 million primarily reflected a $300 million decrease in Timeshare sales and services revenue and a $16 million decrease in cost reimbursements revenue, partially offset by a $5 million increase in base management fees. The decrease in Timeshare sales and services revenue, compared to 2008, primarily reflected lower demand for timeshare intervals and to a lesser extent, residential products and the Asia Pacific points program, as well as lower revenue from projects with limited available inventory in 2009, and lower reacquired and resales revenue and services revenue. Partially offsetting the decrease was higher revenue from projects that became reportable subsequent to 2008 and higher financing revenue. Timeshare segment revenues in 2009 and 2008 included note securitization gains of $37 million and $16 million, respectively.

Segment losses of $679 million in 2009 increased by $707 million from $28 million of segment income in 2008, and reflected $685 million of impairments (See Footnote No. 20, “Timeshare Strategy-Impairment Charges,” of the Notes to the Financial Statements in our 2009 Form 10-K for more information on the impairments), $17 million of higher restructuring costs, $23 million in lower joint venture equity earnings, a $14 million decrease in net losses attributable to noncontrolling interests, and $6 million of lower Timeshare sales and services revenue net of direct expenses, partially offset by $31 million of lower general, administrative, and other expenses and $5 million of higher base management fees.

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

The $43 million increase in financing revenue, net of financing costs, primarily reflected: (1) a $21 million increase in note securitization gains, from $16 million in 2008, which included a $12 million charge related to hedge ineffectiveness, to $37 million in 2009, due to only one note securitization in 2008 as compared with two note securitizations in 2009; (2) $22 million of increased residual interest accretion reflecting incremental accretion from the second quarter 2008, first quarter 2009, and fourth quarter 2009 note securitizations; (3) a $12 million decrease in the charge that reduced the valuation of residual interests to $20 million in 2009 from $32 million in 2008; and (4) a $13 million decrease in the cost of financing due to cost containment efforts. These favorable impacts were partially offset by $22 million of lower interest income because of lower notes receivable balances in 2009 due to the completion of the 2009 second and fourth quarter note securitizations; and $5 million of lower settlement revenue, net of expenses, due to lower settlement volume. The $20 million recorded charge for the reduced value of residual interests in 2009 consisted of a $19 million unfavorable impact for eight previously securitized pools that reached performance triggers as a result of increased defaults in 2009, partially offset by a $4 million benefit for the release of seven of the eight performance triggers later in 2009 due to improved loan performance, and a $5 million net unfavorable impact from changes in the assumptions for discount, default and prepayment rates that we used in our estimate of fair market value (see Footnote No. 21, “Restructuring Costs and Other Charges,” of the Notes to the Financial Statements in our 2009 Form 10-K for more information).

The $17 million decrease in services revenue net of expenses was driven by lower rental revenue due to the weak demand and increased maintenance cost for unsold inventory. The $15 million increase in other revenue, net of expenses, was primarily a result of higher marketing and sales revenue.

The $17 million increase in restructuring costs reflected a $24 million increase in facilities exit costs and $1 million increase in severance costs, partially offset by an $8 million decrease in development cancellations (see the “Restructuring Costs and Other Charges” section of our 2009 Form 10-K for additional information).

The $31 million decrease in general, administrative, and other expenses reflected $33 million in cost savings primarily generated from the restructuring efforts initiated in 2008, which resulted in the elimination of certain positions and other cost reductions and a $4 million favorable variance due to development cancellations in 2008, partially offset by a $7 million 2009 write-off of capitalized software development costs related to a project for which we have decided not to pursue further development. See Footnote No. 21, “Restructuring Costs and Other Charges,” of the Notes to the Financial Statements in our 2009 Form 10-K for additional information on the write-off of capitalized software costs.

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

MARRIOTT VACATION CLUB DESTINATIONS TIMESHARE PROGRAM

During our 2010 third quarter, we launched the points-based Marriott Vacation Club Destinations timeshare program (the “MVCD Program”) in North America and the Caribbean. Under the MVCD Program, we sell beneficial interests in a domestic land trust. Based on the number of beneficial interests purchased, MVCD members receive an annual allocation of Vacation Club Points to redeem for travel at numerous destinations. Although the existing rights and privileges of owners of weeks-based intervals are unchanged, those owners now also have the option of enrolling in the Marriott Vacation Club Destinations Exchange Program, which affords them the opportunity to trade their weeks-based intervals for Vacation Club Points usage each year, as well as to purchase additional product in increments of less than one week. Since the MVCD Program is a significant change from our prior approach to the timeshare business, we have focused our marketing efforts on existing owners, to encourage participation and purchase of additional product. Early results have exceeded our expectations.

We believe the MVCD Program will appeal to a broader demographic than our prior weeks-based program by providing our owners with more flexible usage options, including the use of points for tailored vacation experiences, and by allowing us to sell our resort system at all locations, including those where few or no weeks were still available. We expect that the MVCD Program will result in fewer resorts under construction at any given time and allow us to better leverage successful sales centers at completed resorts. With less invested in inventory, the MVCD Program also should allow us to improve returns on investment.

Revenue recognition for the MVCD Program follows our Timeshare Points-Based Use System revenue recognition policy (see Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements). The timing of revenue recognition for this program approximates contract sales because we expect to sell fully completed inventory for the foreseeable future. With more efficient inventory management, we expect to have lower unsold maintenance fee expense, which should enhance profitability over time. In addition to capitalized costs for internally developed software and licensing fees of $14 million, we incurred costs for the MVCD Program in 2010 of approximately $20 million (which included $12 million of start-up costs). Costs in excess of enrollment revenue for the new points-based program totaled $13 million and is reflected in our Income Statement in Timeshare sales and service, net of direct expenses.

Given the amount of inventory we have, we do not expect to develop new timeshare resorts in the near term.

PROPOSED SPIN-OFF OF TIMESHARE OPERATIONS AND DEVELOPMENT BUSINESS

On February 14, 2011, we announced a plan to split the company’s businesses into two separate, publicly traded companies. Under the plan, we expect to spin off our timeshare operations and development business as a new independent company through a special tax-free dividend to our shareholders in late 2011. Please see Footnote No. 24, “Subsequent Event,” of the Notes to our Financial Statements for additional information.

DISCONTINUED OPERATIONS

Synthetic Fuel

Prior to 2008 we operated four coal-based synthetic fuel production facilities (the “Facilities”). Because tax credits under IRC Section 45K were not available for coal-based synthetic fuels produced or sold after calendar year 2007, and because we estimated that high oil prices during 2007 would result in the phase-out of a significant portion of the tax credits available for synthetic fuel produced and sold in 2007, we shut down the Facilities in our 2007 fourth quarter and permanently ceased production of synthetic fuel. Accordingly, we now report this business as a discontinued operation. See Footnote No. 3, “Discontinued Operations - Synthetic Fuel,” of the Notes to our Financial Statements for additional information regarding our former Synthetic Fuel segment.

SHARE-BASED COMPENSATION

Under our 2002 Comprehensive Stock and Cash Incentive Plan, we award: (1) stock options to purchase our Class A Common Stock (“Stock Option Program”); (2) stock appreciation rights (“SARs”) for our Class A Common Stock (“Stock Appreciation Program”); (3) restricted stock units (“RSUs”) of our Class A Common Stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that are equal to the market price of our Class A Common Stock on the date of grant.

During 2010, we granted 3.8 million RSUs and 1.1 million Employee SARs. See Footnote No. 4, “Share-Based Compensation,” of the Notes to our Financial Statements for additional information.

NEW ACCOUNTING STANDARDS

See Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2010 and for information on our anticipated adoption of recently issued accounting standards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Our Credit Facilities

Our Credit Facility, which expires on May 14, 2012, and associated letters of credit, provide for $2.4 billion of aggregate effective borrowings. Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus a fixed spread based on the credit ratings for our public debt. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. For additional information on our Credit Facility, including participating financial institutions, see Exhibit 10, “Amended and Restated Credit Agreement,” to our Current Report on Form 8-K filed with the SEC on May 16, 2007. Although our Credit Facility does not expire until 2012, we expect that we may extend or replace it during 2011.

The Credit Facility contains certain covenants, including a single financial covenant that limits our maximum leverage (consisting of Adjusted Total Debt to Consolidated EBITDA, each as defined in the Credit Facility) to not more than 4 to 1. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility and public debt instruments, including the leverage covenant under the Credit Facility, and do not expect the covenants to restrict our ability to meet our anticipated borrowing and guarantee levels or increase those levels should we need to do so in the future.

We believe the Credit Facility, together with cash we expect to generate from operations and our ability to raise capital, remains adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements.

At year-end 2010, our available borrowing capacity amounted to $2.831 billion and reflected borrowing capacity of $2.326 billion under our Credit Facility and our cash balance of $505 million. We calculate that borrowing capacity by taking $2.404 billion of effective aggregate bank commitments under our Credit Facility and subtracting $78 million of outstanding letters of credit under our Credit Facility. During 2010, we repaid our outstanding Credit Facility borrowings and had no outstanding balance at year-end. As noted in the previous paragraphs, we anticipate that this available capacity will be adequate to fund our liquidity needs. Since we continue to have ample flexibility under the Credit Facility’s covenants, we also expect that undrawn bank commitments under the Credit Facility will remain available to us even if business conditions were to deteriorate markedly.

Cash from Operations

Cash from operations, depreciation expense, and amortization expense for the last three fiscal years are as follows:

($ in millions)	2010	2009	2008
Cash from operations	$1,151	$868	$641
Depreciation expense	138	151	155
Amortization expense	40	34	35

Our ratio of current assets to current liabilities was roughly 1.4 to 1.0 at year-end 2010 and 1.2 to 1.0 at year-end 2009. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.

Our ratios of earnings to fixed charges for the last five fiscal years, the calculations of which are detailed in Exhibit 12 to our 2010 Annual Report on Form 10-K, are as follows:

Fiscal Years
2010	2009	2008	2007	2006
2.9x	*	3.1x	4.3x	5.3x

*	In 2009, earnings were inadequate to cover fixed charges by approximately $364 million.

Timeshare Cash Flows. In conjunction with our adoption of the new Transfers of Financial Assets and Consolidation standards in the 2010 first quarter, as discussed in more detail in Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements we no longer account for note receivable securitizations as sales, but rather as secured borrowings as defined in the new standards, and accordingly did not recognize gains or losses on the 2010 notes receivable securitization nor do we expect to recognize gains or losses on future note receivable securitizations. As part of our adoption of the new standards, we classify the following 2010 activities as “Financing Activities” in our Consolidated Statement of Cash Flows: (1) payments on the newly recorded debt obligations as repayments of long-term debt ($231 million); (2) note repurchases (classified in “Timeshare activity, net” under “Operating Activities” for 2009 and 2008) as repayments of long-term debt ($93 million); and (3) proceeds on any note securitizations as issuance of long-term debt ($215 million) (classified in “Timeshare activity, net” under “Operating Activities” for 2009 and 2008). Also, we no longer have any cash flow activity related to residual interests or servicing assets. We will continue to classify any collections on held notes receivable, as well as the notes receivable we reestablished in the 2010 first quarter associated with past securitization transactions, as “Timeshare activity, net” in “Operating Activities.”

In response to lower demand for our Timeshare products, we have correspondingly reduced our projected investment in new Timeshare development. While our Timeshare segment historically generates positive operating cash flow, year-to-year cash flow varies based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We include timeshare reportable sales we finance in cash from operations when we collect cash payments. The following table shows the net operating activity from our Timeshare segment (which does not include the portion of income from continuing operations from our Timeshare segment). In 2010, 2009, and 2008, new Timeshare segment mortgages were $256 million, $302 million, and $747 million, respectively, and collections totaled $347 million (which included collections on securitized notes of $230 million), $155 million, and $222 million, respectively.

($ in millions)	2010	2009	2008
Timeshare segment development less than (in excess of) cost of sales	$15	$(4)	$(299)
Timeshare segment collections (net of new mortgages)	91	(147)	(525)
Note repurchases	0	(81)	(56)
Financially reportable sales less than closed sales	58	29	126
Note securitization gains	0	(37)	(16)
Note securitization proceeds	0	349	237
Collection on retained interests in securitized notes and servicing fees	0	82	102
Other cash inflows (outflows)	52	(45)	33

Net cash inflows (outflows) from Timeshare segment activity	$216	$146	$(398)

See Footnote No. 13, “Long-term Debt,” of the Notes to our Financial Statements for additional information on the failure of some Timeshare securitized notes receivable pools to perform within established parameters and the resulting redirection of cash flows. In 2010, seven securitized notes receivable pools reached performance triggers in different months throughout the year as a result of increased defaults. As of year-end 2010, of the seven pools out of compliance during 2010, loan performance had improved sufficiently in six pools to cure the performance triggers, leaving one pool out of compliance. Approximately $6 million of cash flows in 2010 and $17 million of cash flows in 2009 were redirected as a result of reaching the performance triggers for those years. None of our pools experienced performance triggers in 2008, so no cash flow was redirected during that year.

On November 12, 2010, we securitized a pool of approximately $229 million in timeshare mortgage loans to a newly formed special purpose entity (the “2010-1 Trust”). Simultaneous with the securitization, investors purchased approximately $218 million in Timeshare Loan Backed Notes from the 2010-1 Trust in a private placement in two classes. Class A Notes totaling approximately $195 million with an interest rate of 3.54 percent and Class B Notes totaling approximately $23 million with an interest rate of 4.52 percent. As consideration for our securitization of the timeshare mortgage loans, we received cash proceeds of approximately $215 million, net of costs, and a subordinated residual interest in the 2010-1 Trust, through which we expect to realize the remaining value of the mortgage loans over time. Under the new Transfers of Financial Assets and Consolidation standards, we accounted for this transaction as a secured borrowing in 2010 and we did not record a gain or loss.

On October 20, 2010, we exercised our option for the Term 2002 transaction to repurchase all outstanding collateral, payoff and redeem all outstanding bonds, and terminate the associated trust, which resulted in cash outflows from the Company of approximately $25 million.

On March 9, 2009, we completed a private placement of approximately $205 million of floating-rate Timeshare Loan Backed Notes with a bank-administered commercial paper conduit. We contributed approximately $284 million of notes receivable originated by our Timeshare segment in connection with the securitization of timeshare interval and fractional ownership products to a newly formed special purpose entity (the “2009-1 Trust”). On the same day, the 2009-1 Trust issued approximately $205 million of the 2009-1 Trust’s notes. In connection with the private placement of notes receivable, we received proceeds of approximately $181 million, net of costs, and retained $94 million of residual interests in the special purpose entity, which included $81 million of notes we effectively owned after the transfer and $13 million related to the servicing assets and interest only strip. We measured all residual interests at fair market value on the date of the transfer. We recorded the notes that we effectively owned after the transfer as notes receivable. In connection with this March 2009 note securitization, we recorded a $1 million loss, which we included in the “Timeshare sales and services” line item in our Income Statement.

On October 21, 2009, we securitized a pool of approximately $380 million in timeshare mortgage loans to a newly formed special purpose entity (the “2009-2 Trust”). Simultaneous with the securitization, investors purchased $317 million of 4.809 percent Timeshare Loan Backed Notes from the 2009-2 Trust in a private placement. As part of this transaction, we paid off the notes that the 2009-1 Trust issued in March 2009 and reacquired approximately $233 million of timeshare mortgage loans that were released from the 2009-1 Trust. We included approximately $218 million of these reacquired loans in the October 21, 2009 securitization. As consideration for our securitization of the timeshare mortgage loans, we received cash proceeds of approximately $168 million and a subordinated residual interest in the 2009-2 Trust, through which we expect to realize the remaining value of the mortgage loans over time. These cash proceeds are net of approximately $145 million paid to the commercial paper conduit to unwind the first quarter transaction. In connection with this October 2009 note securitization, we recorded a $38 million gain, which we included in the “Timeshare sales and services” line item in our Income Statement.

On June 10, 2008, we securitized to a newly formed special purpose entity (the “2008-1 Trust”) $300 million of notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. On the same day, the 2008-1 Trust issued $246 million of the 2008-1 Trust’s notes. In connection with the securitization of notes receivable, we received net proceeds of $237 million. We retained residual interests with a fair value on the day of sale of $93 million. We recorded note securitization gains totaling $16 million in 2008, which was net of a $12 million charge related to hedge ineffectiveness which we included in the “Timeshare sales and services” line item in our Income Statement.

We had residual interests of $214 million at year-end 2009, which we recorded in the accompanying Balance Sheet as other long-term receivables of $144 million and other current assets of $70 million. Our servicing assets and residual interests, which we measured at year-end 2009 using Level 3 inputs in the fair value measurement hierarchy (which we described in our 2009 Form 10-K in Footnote No. 5, “Fair Value Measurements”), accounted for 91 percent of the total fair value of our financial assets at year-end 2009 that were required to be measured at fair value using the then applicable fair value measurement guidance. We treated the residual interests, including servicing assets, as trading securities under the provisions for accounting for certain investments in debt and equity securities, and accordingly, we recorded realized and unrealized gains or losses related to these assets in the “Timeshare sales and services” revenue caption in our Income Statements. During 2009 and 2008, we recorded trading gains of $18 million and losses of $9 million, respectively. See Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for additional information on residual interests eliminated as part of the adoption of the new Transfers of Financial Assets and Consolidation standards in the first quarter of 2010.

For additional information on our timeshare note securitizations, including a discussion of the cash flows on securitized notes, see Footnote No. 12, “Asset Securitizations,” of the Notes to our Financial Statements. See also Footnote No. 1, “Summary of Significant Accounting Policies,” and Footnote No. 20, “Variable Interest Entities,” of the Notes to our Financial Statements for the impact of adoption of the new Transfers of Financial Assets and Consolidation standards.

We estimate that, for the 20-year period from 2011 through 2030, the cash flow associated with completing all phases of our existing portfolio of owned timeshare properties will be approximately $2.8 billion. This estimate is based on our current development plans, which remain subject to change.

Investing Activities Cash Flows

Capital Expenditures and Other Investments. We made capital expenditures of $307 million in 2010, $147 million in 2009, and $357 million in 2008 that included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. Timeshare segment development expenditures, which we include in “Cash from Operations,” as noted in that section, are not reflected in these numbers. Capital expenditures increased primarily due to our purchase of two hotel properties in 2010. Over time, we have sold lodging properties under development subject to long-term management agreements. The ability of third-party purchasers to raise the necessary debt and equity capital depends in part on the perceived risks inherent in the lodging industry and other constraints inherent in the capital markets as a whole. We monitor the status of the capital markets and regularly evaluate the potential impact on our business operations of changes in capital market conditions. We expect to continue to make selective and opportunistic investments in connection with adding units to our lodging business. These investments include loans and noncontrolling equity investments.

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

Dispositions. Property and asset sales generated cash proceeds of $114 million in 2010, $2 million in 2009, and $38 million in 2008.

Loan Activity. From time to time we make loans to owners of hotels that we operate or franchise. Collections and sales for such loans, net of advances during 2010 and 2009, amounted to net loan advances of $6 million in 2010 and net loan advances of $45 million in 2009. At year-end 2010, we had no senior loans and $191 million in mezzanine and other loans (including a current portion of $7 million) outstanding, compared with $1 million in senior loans (including a current portion of $1 million) and $195 million in mezzanine and other loans (including a current portion of $95 million) outstanding at year-end 2009. In 2010, our notes receivable balance associated with senior, mezzanine, and other loans decreased by $4 million and primarily reflected the funding and collection of several loans offset by the reserves against loans. See the “Senior, Mezzanine, and Other Loans” caption in Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for additional information.

Equity and Cost Method Investments. Cash outflows of $29 million in 2010, $28 million in 2009, and $25 million in 2008 associated with equity and cost method investments primarily reflects our investments in a number of joint ventures.

Cash from Financing Activities

Debt. Debt increased by $531 million in 2010, to $2,829 million at year-end 2010 from $2,298 million at year-end 2009, and reflected consolidation (in conjunction with our adoption of the new Transfers of Financial Assets and Consolidation standards) of debt with a balance at year-end 2010 of $1,016 million, partially offset by decreased borrowings under our Credit Facility of $425 million and other net debt decreases of $60 million. Debt decreased by $797 million in 2009, to $2,298 million at year-end 2009 from $3,095 million at year-end 2008, and reflected a $544 million decrease in borrowings under our Credit Facility, the repayment, upon maturity, of $79 million (including interest) of Series C Senior Notes in 2009, the repurchase of $119 million in book value ($122 million in principal amount) of Senior Notes across multiple series, and other debt decreases of $57 million.

Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt and reducing our working capital. At year-end 2010, our long-term debt had an average interest rate of 5.6 percent and an average maturity of approximately 8.9 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.99 to 1.0 at year-end 2010.

See the “Cash Requirements and Our Credit Facilities,” caption within this “Liquidity and Capital Resources” section for additional information on our Credit Facility.

During 2010, we repaid all outstanding borrowings under our Credit Facility, which had a balance outstanding at year-end 2009 of $425 million.

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

Share Repurchases. We purchased 1.5 million shares of our Class A Common Stock in 2010 at an average price of $39.02 per share, did not purchase any shares in 2009, and purchased 11.9 million shares in 2008 at an average price of $31.18 per share. On November 4, 2010, our Board of Directors authorized the purchase of 4 million additional shares, bringing the total outstanding purchase authorization on that date to approximately 25 million shares. We purchase shares in the open market and in privately negotiated transactions. As of year-end 2010, 23.8 million shares remained available for repurchase under authorizations from our Board of Directors.

Dividends. Our Board of Directors declared a cash dividend of $0.04 per share on April 9, May 7, and August 5, 2010, respectively, and a cash dividend of $0.0875 per share on November 4, 2010.

Contractual Obligations and Off Balance Sheet Arrangements

The following table summarizes our contractual obligations as of year-end 2010:

Contractual Obligations

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$3,424	$282	$1,256	$744	$1,142
Capital lease obligations (1)	9	1	2	2	4
Operating leases where we are the primary obligor:
Recourse	1,174	128	243	206	597
Non-recourse	337	15	31	26	265
Operating leases where we are secondarily liable	58	18	27	12	1
Purchase obligations	11	8	2	1	0
Other long-term liabilities	108	0	21	6	81

Total contractual obligations	$5,121	$452	$1,582	$997	$2,090

(1)	Includes principal as well as interest payments.

The preceding table does not reflect unrecognized tax benefits as of year-end 2010 of $39 million. As a large taxpayer, we are under continual audit by the IRS and other taxing authorities. Although we do not anticipate that those audits will have a significant impact on our unrecognized tax benefit balance during the next 52 weeks, it remains possible that our liability for unrecognized tax benefits could change over that time period. See Footnote No. 2, “Income Taxes,” of the Notes to our Financial Statements for additional information.

The following table summarizes our guarantee commitments as of year-end 2010:

Guarantee Commitments

		Amount of Guarantee Commitments Expiration By Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total guarantees where we are the primary obligor	$199	$33	$59	$50	$57
Total guarantees where we are secondarily liable	185	43	87	29	26

Total guarantee commitments	$384	$76	$146	$79	$83

In addition to the guarantees noted in the preceding table, we have provided two project completion guarantees in favor of lenders:

•

A guarantee with an estimated aggregate total cost of $592 million, and a $16 million carrying value for our associated liability as of year-end 2010, as further discussed in Footnote No. 20, “Variable Interest Entities,” of the Notes to our Financial Statements; and

•

A guarantee with an estimated aggregate total cost of Canadian $491 million ($491 million), and a $3 million carrying value for our associated liability as of year-end 2010. During 2010, our joint venture partners executed documents indemnifying us for any payments that may be required in connection with this guarantee.

For additional information on these project completion guarantees, including our pro rata ownership percentages in the associated entities, as well as additional information on our guarantees, including their nature and the circumstances under which they were entered into, see the “Guarantees” caption within Footnote No. 16, “Contingencies,” of the Notes to our Financial Statements.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of our actions or the actions of the other joint venture owner.

We also had the following other commitments, including loan and investment commitments, outstanding at year-end 2010:

Loan and Investment Commitments

		Amount of Loan and Investment Commitments Expected Funding By Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total loan commitments	$1	$0	$1	$0	$0
Total investment commitments	129	95	3	31	0

Total other commitments	$130	$95	$4	$31	$0

For further information on our loan and investment commitments, including the nature of the commitments and their expirations, see the “Commitments and Letters of Credit” caption within Footnote No. 16, “Contingencies,” of the Notes to our Financial Statements.

At year-end 2010, we also had $81 million of letters of credit outstanding ($78 million under our Credit Facility and $3 million outside the Credit Facility), the majority of which related to our self-insurance programs. Surety bonds issued as of year-end 2010 totaled $219 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

In the normal course of the hotel management business, we enter into purchase commitments to manage the daily operating needs of hotels we manage for owners. Since we are reimbursed from the cash flows of the hotels, these obligations have minimal impact on our net income and cash flow.

RELATED PARTY TRANSACTIONS

Equity Method Investments

We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. In some cases we provide loans, preferred equity or guarantees to these entities. Our ownership interests in these equity method investments generally varies from 10 to 49 percent. For other information regarding these equity method investments, including the impact to our financial statements of transactions with these related parties, see Footnote No. 22, “Related Party Transactions,” of the Notes to our Financial Statements.

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

Please see Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for further information on our critical accounting policies, including our policies on:

Marriott Rewards and The Ritz-Carlton Rewards, our frequent guest rewards programs, including how members earn points, how we determine the fair value of our redemption obligation, and how we recognize revenue related to these programs;

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

Legal Contingencies, including information on how we account for legal contingencies;

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

We are exposed to market risk from changes in interest rates, currency exchange rates, and debt prices. We manage our exposure to these risks by monitoring available financing alternatives, through development and application of credit granting policies and by entering into derivative arrangements. We do not foresee any significant changes in either our exposure to fluctuations in interest rates or currency rates or how such exposure is managed in the future.

We are exposed to interest rate risk on our floating-rate notes receivable and the fair value of our fixed-rate notes receivable. Changes in interest rates also impact the fair value of our fixed-rate long-term debt.

We are also subject to risk from changes in debt prices from our investments in debt securities. We account for our investments as available-for-sale securities under the guidance for accounting for certain investments in debt and equity securities. At year-end 2010, our investments had a fair value of $18 million.

We use derivative instruments, including cash flow hedges, net investment in non-U.S. operations hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and currency exchange rates. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. At year-end 2010, our Balance Sheet included a $1 million liability for currency exchange derivatives and a $1 million liability for interest rate swaps not designated as hedging instruments. Please see Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for additional information associated with derivative instruments.

The following table sets forth the scheduled maturities and the total fair value as of year-end 2010 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2011	2012	2013	2014	2015	There- after	Total Carrying Amount	Total Fair Value
Assets-Maturities represent expected principal receipts, fair values represent assets.

Timeshare segment notes receivable-non-securitized	$55	$28	$24	$20	$19	$79	$225	$231
Average interest rate							11.78%

Timeshare segment notes receivable-securitized	$118	$123	$130	$131	$126	$400	$1,028	$1,219
Average interest rate							13.07%

Fixed-rate notes receivable	$3	$21	$2	$4	$75	$8	$113	$90
Average interest rate							6.92%

Floating-rate notes receivable	$4	$0	$8	$1	$0	$65	$78	$47
Average interest rate							3.42%

Liabilities-Maturities represent expected principal payments, fair values represent liabilities.

Fixed-rate debt	$(7)	$(354)	$(404)	$(6)	$(311)	$(702)	$(1,784)	$(1,916)
Average interest rate							5.56%

Non-recourse debt associated with securitized timeshare segment notes receivable	$(126)	$(131)	$(138)	$(139)	$(134)	$(348)	$(1,016)	$(1,047)
Average interest rate							4.96%

Item 8.	Financial Statements and Supplementary Data.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Marriott International, Inc.:

We have audited Marriott International, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Marriott International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Marriott International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marriott International, Inc. as of December 31, 2010 and January 1, 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 31, 2010, of Marriott International, Inc. and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Marriott International, Inc.:

We have audited the accompanying consolidated balance sheets of Marriott International, Inc. as of December 31, 2010 and January 1, 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott International, Inc. as of December 31, 2010 and January 1, 2010, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its qualified special purpose entities associated with past securitization transactions as a result of the adoption of Accounting Standards Update No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” and Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” effective January 2, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marriott International, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 18, 2011

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years 2010, 2009, and 2008

($ in millions, except per share amounts)

	2010	2009	2008
REVENUES
Base management fees (1)	$562	$530	$635
Franchise fees (1)	441	400	451
Incentive management fees (1)	182	154	311
Owned, leased, corporate housing, and other revenue	1,046	1,019	1,225
Timeshare sales and services (including net note securitization gains of $37 in 2009 and $16 in 2008)	1,221	1,123	1,423
Cost reimbursements (1)	8,239	7,682	8,834

	11,691	10,908	12,879
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	955	951	1,088
Timeshare-direct	1,022	1,040	1,334
Timeshare strategy-impairment charges	0	614	0
Reimbursed costs (1)	8,239	7,682	8,834
Restructuring costs	0	51	55
General, administrative, and other (1)	780	722	803

	10,996	11,060	12,114

OPERATING INCOME (LOSS)	695	(152)	765
Gains and other income (including gain on debt extinguishment of $21 in 2009 and $28 in 2008) (1)	35	31	38
Interest expense (1)	(180)	(118)	(163)
Interest income (1)	19	25	39
Equity in (losses) earnings (1)	(18)	(66)	15
Timeshare strategy-impairment charges (non-operating) (1)	0	(138)	0

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	551	(418)	694
(Provision) benefit for income taxes (1)	(93)	65	(350)

INCOME (LOSS) FROM CONTINUING OPERATIONS	458	(353)	344
Discontinued operations, net of tax	0	0	3

NET INCOME (LOSS)	458	(353)	347
Add: Net losses attributable to noncontrolling interests, net of tax	0	7	15

NET INCOME (LOSS) ATTRIBUTABLE TO MARRIOTT	$458	$(346)	$362

EARNINGS PER SHARE-Basic
Earnings (losses) from continuing operations attributable to Marriott shareholders (2)	$1.26	$(0.97)	$1.01
Earnings from discontinued operations attributable to Marriott shareholders	0	0	0.01

Earnings (losses) per share attributable to Marriott shareholders	$1.26	$(0.97)	$1.02

EARNINGS PER SHARE-Diluted
Earnings (losses) from continuing operations attributable to Marriott shareholders (2)	$1.21	$(0.97)	$0.97
Earnings from discontinued operations attributable to Marriott shareholders	0	0	0.01

Earnings (losses) per share attributable to Marriott shareholders	$1.21	$(0.97)	$0.98

CASH DIVIDENDS DECLARED PER SHARE	$0.2075	$0.0866	$0.3339

(1)	See Footnote No. 22, “Related Party Transactions,” of the Notes to Consolidated Financial Statements for disclosure of related party amounts.
(2)

See Footnote No. 6, “Earnings Per Share,” of the Notes to Consolidated Financial Statements for income from continuing operations attributable to Marriott used to calculate earnings from continuing operations per share attributable to Marriott shareholders.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONSOLIDATED BALANCE SHEETS

Fiscal Year-End 2010 and 2009

($ in millions)

	2010	2009
ASSETS
Current assets
Cash and equivalents (including from VIEs of $0 and $6, respectively)	$505	$115
Accounts and notes receivable (1) (including from VIEs of $125 and $3, respectively)	938	838
Inventory (including from VIEs of $0 and $96, respectively)	1,489	1,444
Current deferred taxes, net	246	255
Prepaid expenses	81	68
Other (including from VIEs of $31 and $0, respectively)	123	131

	3,382	2,851

Property and equipment	1,307	1,362

Intangible assets
Goodwill	875	875
Contract acquisition costs (1)	768	731

	1,643	1,606

Equity and cost method investments (1)	250	249

Notes receivable (1) (including from VIEs of $911 and $0, respectively)	1,264	452
Deferred taxes, net (1)	932	1,020
Other (including from VIEs of $14 and $0, respectively)	205	393

	$8,983	$7,933

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt (including from VIEs of $126 and $2, respectively)	$138	$64
Accounts payable (1)	634	562
Accrued payroll and benefits	692	519
Liability for guest loyalty program	486	454
Other (1) (including from VIEs of $3 and $7, respectively)	551	688

	2,501	2,287

Long-term debt (including from VIEs of $891 and $3, respectively)	2,691	2,234
Liability for guest loyalty program	1,313	1,193
Other long-term liabilities (1)	893	1,077

Marriott shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,644	3,585
Retained earnings	3,286	3,103
Treasury stock, at cost	(5,348)	(5,564)
Accumulated other comprehensive (loss) income	(2)	13

	1,585	1,142

	$8,983	$7,933

The abbreviation VIEs above means Variable Interest Entities.

(1)	See Footnote No. 22, “Related Party Transactions,” of the Notes to Consolidated Financial Statements for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years 2010, 2009, and 2008

($ in millions)

	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$458	$(353)	$347
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	178	185	190
Income taxes	(27)	(167)	101
Timeshare activity, net	216	146	(398)
Timeshare strategy-impairment charges	0	752	0
Liability for guest loyalty program	86	103	116
Restructuring costs, net	(11)	16	51
Asset impairments and write-offs	131	80	62
Working capital changes and other	120	106	172

Net cash provided by operating activities	1,151	868	641

INVESTING ACTIVITIES
Capital expenditures	(307)	(147)	(357)
Dispositions	114	2	38
Loan advances	(24)	(65)	(53)
Loan collections and sales	18	20	36
Equity and cost method investments	(29)	(28)	(25)
Contract acquisition costs	(56)	(39)	(133)
Sale of available-for-sale securities	0	16	22
Partial surrender of life insurance policy cash value	0	97	0
Other	20	75	(11)

Net cash used in investing activities	(264)	(69)	(483)

FINANCING ACTIVITIES
Commercial paper/credit facility, net	(425)	(544)	384
Issuance of long-term debt	215	0	17
Repayment of long-term debt	(385)	(238)	(275)
Issuance of Class A Common Stock	198	27	51
Dividends paid	(43)	(63)	(115)
Purchase of treasury stock	(57)	0	(434)
Other	0	0	16

Net cash used in financing activities	(497)	(818)	(356)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	390	(19)	(198)
CASH AND EQUIVALENTS, beginning of year	115	134	332

CASH AND EQUIVALENTS, end of year	$505	$115	$134

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years 2010, 2009, and 2008

($ in millions)

	Attributable to Marriott			Attributable to Noncontrolling Interests			Consolidated
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net income (loss)	$458	$(346)	$362	$0	$(7)	$(15)	$458	$(353)	$347
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(17)	24	(59)	0	0	0	(17)	24	(59)
Other derivative instrument adjustments	0	(6)	12	0	0	0	0	(6)	12
Unrealized gains (losses) on available-for-sale securities	0	6	(21)	0	0	0	0	6	(21)
Reclassification of losses	2	4	2	0	0	0	2	4	2

Total other comprehensive (loss) income, net of tax	(15)	28	(66)	0	0	0	(15)	28	(66)

Comprehensive income (loss)	$443	$(318)	$296	$0	$(7)	$(15)	$443	$(325)	$281

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years 2010, 2009, and 2008

(in millions)

			Equity Attributable to Marriott Shareholders
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Equity Attributable to Noncontrolling Interests
360.9	Balance at year-end 2007	$1,462	$5	$3,531	$3,332	$(5,490)	$51	$33
0	Impact of adoption of ASC 360-20-40 (1) (2)	(3)	0	0	(3)	0	0	0
360.9	Opening balance 2008	1,459	5	3,531	3,329	(5,490)	51	33
0	Net income (loss)	347	0	0	362	0	0	(15)
0	Other comprehensive loss	(66)	0	0	0	0	(66)	0
0	Dividends	(118)	0	0	(118)	0	0	0
4.4	Employee stock plan issuance	147	0	59	(8)	96	0	0
0	Other	(7)	0	0	0	0	0	(7)
(11.9)	Purchase of treasury stock	(371)	0	0	0	(371)	0	0
353.4	Balance at year-end 2008	1,391	5	3,590	3,565	(5,765)	(15)	11
0	Net loss	(353)	0	0	(346)	0	0	(7)
0	Other comprehensive income	28	0	0	0	0	28	0
0	Dividends	(33)	0	0	(125)	92	0	0
4.8	Employee stock plan issuance	113	0	(5)	9	109	0	0
0	Other	(4)	0	0	0	0	0	(4)
0	Purchase of treasury stock	0	0	0	0	0	0	0
358.2	Balance at year-end 2009	1,142	5	3,585	3,103	(5,564)	13	0
0	Impact of adoption of ASU 2009-16 and ASU 2009-17 (1)	(146)	0	0	(146)	0	0	0
358.2	Opening balance 2010	996	5	3,585	2,957	(5,564)	13	0
0	Net income	458	0	0	458	0	0	0
0	Other comprehensive loss	(15)	0	0	0	0	(15)	0
0	Dividends	(76)	0	0	(76)	0	0	0
10.2	Employee stock plan issuance	279	0	59	(53)	273	0	0
(1.5)	Purchase of treasury stock	(57)	0	0	0	(57)	0	0
366.9	Balance at year-end 2010	$1,585	$5	$3,644	$3,286	$(5,348)	$(2)	$0

(1)	The abbreviation ASC means Accounting Standards Codification, and the abbreviation ASU means Accounting Standards Update.
(2)	This was previously Emerging Issues Task Force Issue No. (“EITF”) 06-8 and was updated with referencing to the ASC.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (“Marriott,” and together with its subsidiaries “we,” “us,” or the “Company”). In order to make this report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” our Consolidated Balance Sheets as our “Balance Sheets,” (iii) our properties, brands or markets in the continental United States and Canada as “North America” or “North American,” (iv) our properties, brands or markets outside of the continental United States and Canada as “international,” and (v) Accounting Standards Update No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU No. 2009-16”) and Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”) both of which we adopted on the first day of 2010 as the “new Transfers of Financial Assets and Consolidation standards.”

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

Because we permanently shut down our synthetic fuel business in 2007, we segregated the balances and activities of our synthetic fuel reportable segment and report them as discontinued operations for all periods presented.

In our opinion, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2010 and fiscal year-end 2009 and the results of our operations and cash flows for fiscal years 2010, 2009, and 2008. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. We have also reclassified certain prior year amounts to conform to our 2010 presentation.

Adoption of New Accounting Standards Resulting in Consolidation of Special Purpose Entities

On January 2, 2010, the first day of the 2010 fiscal year, we adopted the new Transfers of Financial Assets and Consolidation standards (which were originally known as Financial Accounting Standards Nos. 166 and 167).

We use certain special purpose entities to securitize Timeshare segment notes receivables, which prior to our adoption of these new standards we treated as off-balance sheet entities. We retain the servicing rights and varying subordinated interests in the securitized notes. Pursuant to GAAP in effect prior to the 2010 fiscal year, we did not consolidate these special purpose entities in our financial statements because the securitization transactions qualified as sales of financial assets.

As a result of adopting the new Transfers of Financial Assets and Consolidation standards on the first day of 2010, we consolidated 13 existing qualifying special purpose entities associated with past securitization transactions. We recorded a one-time non-cash pretax reduction to shareholders’ equity of $238 million in 2010, representing the cumulative effect of a change in accounting principle. Including the related $92 million decrease in deferred tax liabilities, the after-tax reduction to shareholders’ equity totaled $146 million. The one-time non-cash after-tax reduction to shareholders’ equity was approximately $41 million greater than we had estimated for this charge, as disclosed in our 2009 Form 10-K, primarily due to increased notes receivable reserves recorded for the newly consolidated notes receivable. This increase in reserves was due to a change in estimate of uncollectible accounts based on historical experience. We now reserve for 100 percent of notes that are in default in addition to the reserve we record on the remaining notes.

We recorded the cumulative effect of the adoption of these standards to our financial statements in 2010. This consisted primarily of reestablishing the notes receivable (net of reserves) that we had transferred to special purpose entities as a result of the securitization transactions, eliminating residual interests that we initially recorded in connection with those transactions (and subsequently revalued on a periodic basis), the impact of recording debt obligations associated with third-party interests held in the special purpose entities, and related adjustments to inventory balances accounted for using the relative sales value method. We adjusted the inventory balance to include anticipated future revenue from the resale of inventory that we expect to acquire when we foreclose on defaulted notes.

Adopting these topics had the following impacts on our Balance Sheet at January 2, 2010: (1) assets increased by $970 million, primarily representing the consolidation of notes receivable (and corresponding reserves) partially offset by the elimination of our retained interests; (2) liabilities increased by $1,116 million, primarily representing the consolidation of debt obligations associated with third party interests; and (3) shareholders’ equity decreased by approximately $146 million. Adopting these topics also impacted our 2010 Income Statement by increasing interest income (reflected in Timeshare sales and services revenue) from securitized notes and increasing interest expense from consolidation of debt obligations, partially offset by the absence of accretion income on residual interests that were eliminated. We do not expect to recognize gains or losses from future securitizations of our timeshare notes as a result of the adoption of these topics. Our adoption of these topics on January 2, 2010 did not have a significant impact on our Consolidated Statement of Cash Flow because the resulting increase in assets and liabilities was primarily non-cash.

Please also see the parenthetical disclosures on our Balance Sheets that show the amounts of consolidated assets and liabilities associated with variable interest entities (including those associated with our Timeshare segment securitizations) that we consolidated. Also see the “New Accounting Standards” caption later in this footnote for additional information regarding ASU Nos. 2009-16 and 2009-17.

Fiscal Year

Our fiscal year ends on the Friday nearest to December 31. The fiscal years in the following table encompass a 52-week period, except for 2002 and 2008, which both encompass a 53-week period. Unless otherwise specified, each reference to a particular year in this Form 10-K means the fiscal year ended on the date shown in the following table, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-End Date	Fiscal Year	Fiscal Year-End Date
2010	December 31, 2010	2005	December 30, 2005
2009	January 1, 2010	2004	December 31, 2004
2008	January 2, 2009	2003	January 2, 2004
2007	December 28, 2007	2002	January 3, 2003
2006	December 29, 2006	2001	December 28, 2001

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

Timeshare and Fractional Intervals and Condominiums: We recognize sales when: (1) we have received a minimum of ten percent of the purchase price; (2) the purchaser’s period to cancel for a refund has expired; (3) we deem the receivables to be collectible; and (4) we have attained certain minimum sales and construction levels. We defer all revenue using the deposit method for sales that do not meet all four of these criteria. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are deferred and recognized in earnings using the percentage of completion method. Timeshare segment deferred revenue at year-end 2010 and 2009 was $56 million and $63 million, respectively.

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

Profit Sharing Plan

We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation costs from profit sharing of $86 million in 2010, $94 million in 2009, and $111 million in 2008.

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

We are subject to a variety of assessments related to our insurance activities, including those by state guaranty funds and workers’ compensation second-injury funds. Our liabilities recorded for assessments are reflected within the amounts shown in our Balance Sheets on the other current liabilities line, are not discounted, and totaled $5 million at year-end 2010 and $4 million at year-end 2009. The $5 million liability for assessments as of year-end 2010 is expected to be paid by the end of 2011.

Our Rewards Programs

Marriott Rewards and The Ritz-Carlton Rewards are our frequent guest loyalty programs. Program members earn points based on their monetary spending at our lodging operations, purchases of timeshare interval, fractional ownership, and residential products and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by car rental and credit card companies. Points, which we track on members’ behalf, can be redeemed for stays at most of our lodging operations, airline tickets, airline frequent flyer program miles, rental cars, and a variety of other awards; however, points cannot be redeemed for cash. We provide Marriott Rewards and The Ritz-Carlton Rewards as marketing programs to participating properties, with the objective of operating the programs on a break-even basis to us. As members earn points at properties and other program partners, we sell the points for amounts that we expect will, in the aggregate, equal the costs of point redemptions and program operating costs over time.

We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We determine the fair value of the future redemption obligation based on statistical formulas that project timing of future point redemption based on historical levels, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. These judgment factors determine the required liability for outstanding points. Our rewards programs’ liability totaled $1,799 million and $1,647 million at year-end 2010 and 2009, respectively. A ten percent reduction in the estimate of “breakage” would have resulted in an estimated $90 million increase in the liability at year-end 2010.

Our management and franchise agreements require that we be reimbursed currently for the costs of operating the program, including marketing, promotion, communication with, and performing member services for rewards program members. Due to the requirement that properties reimburse us for program operating costs as incurred, we recognize the related cost reimbursements revenues from properties in connection with our rewards programs at the time such costs are incurred and expensed. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. Upon the redemption of points, we recognize as revenue the amounts previously deferred and recognize the corresponding expense relating to the costs of the awards redeemed.

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

Restricted Cash

Restricted cash in our Balance Sheets at year-end 2010 and year-end 2009 is recorded as $55 million and $54 million, respectively, in the “Other current assets” line and $30 million and $22 million, respectively, in the “Other long-term assets” line. Restricted cash primarily consists of cash held in a reserve account related to Timeshare segment notes receivable securitizations; cash held internationally that we have not repatriated due to statutory, tax and currency risks; and deposits received, primarily associated with timeshare interval, fractional ownership, and residential sales that are held in escrow until the associated contract has closed.

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

At year-end 2010 and 2009, we had no assets held for sale or liabilities related to assets held for sale.

Loan Loss Reserves

Senior, Mezzanine, and Other Loans

We make loans to owners of hotels that we operate or franchise, typically to facilitate the development of a hotel and sometimes to facilitate brand programs or initiatives. We expect the owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. We use metrics such as loan-to-value ratios, debt service coverage, collateral, etc., to assess the credit quality of the loan receivable upon entering into the loan agreement and on an ongoing basis as applicable.

On a regular basis, we individually assess all of these loans for impairment. Internally generated cash flow projections are used to determine if the loans are expected to be repaid according to the terms of the loan agreements. If it is probable that a loan will not be repaid in accordance with the loan agreement, we consider the loan impaired and begin recognizing interest income on a cash basis. To measure impairment, we calculate the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. If the present value or the estimated collateral is less than the carrying value of the loan receivable, we establish a specific impairment reserve for the difference.

If it is likely that a loan will not be collected based on financial or other business indicators, including our historical experience, it is our policy to charge off these loans in the quarter when it is deemed uncollectible.

Loans to Timeshare Owners

We record an estimate of expected uncollectibility on all notes receivable from timeshare purchasers as a reduction of revenue at the time we recognize profit on a timeshare sale. We fully reserve all defaulted notes in addition to recording a reserve on the estimated uncollectible portion of the remaining notes. For those notes not in default, we assess collectibility based on pools of receivables because we hold large numbers of homogeneous timeshare notes receivable. We estimate uncollectibles for the pool based on historical activity for similar timeshare notes receivable.

Although we consider loans to timeshare owners past due if we do not receive payment within 30 days of the due date, we suspend accrual of interest only on those that are over 90 days past due. We consider loans over 150 days past due to be in default. We apply payments we receive for loans on non-accrual status first to interest, then principal, and any remainder to fees. We resume accruing interest when loans are less than 90 days past due. We do not accept payments for notes during the foreclosure process unless the amount is sufficient to pay all principal, interest, fees and penalties owed and fully reinstate the note. We write uncollectible notes off against the reserve once we receive title through the foreclosure or deed-in-lieu process. At year-end 2010, we estimated an average remaining default rate of 9.25 percent for both non-securitized and securitized timeshare notes receivable. An increase of 0.5 percent in the estimated default rate would have resulted in an increase in our allowance for credit losses of $6 million.

For additional information on our notes receivable, including information on the related reserves, see Footnote No. 11, “Notes Receivable.”

Valuation of Goodwill

We evaluate the fair value of goodwill to assess potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In the first step of the review process, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed.

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

We base our calculation of the estimated fair value of a reporting unit on the income approach. For the income approach, we use internally developed discounted cash flow models that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

We have not recorded a goodwill impairment charge in the last three fiscal years, and at year-end 2010, the estimated fair value of each of our reporting units’ exceeded its’ respective carrying amount by more than 100 percent based on our models and assumptions.

For additional information related to goodwill, including the amounts of goodwill by segment, see Footnote No. 17, “Business Segments.”

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

The fair value of our available-for-sale securities totaled $18 million and $18 million at year-end 2010 and year-end 2009, respectively. The amount of net losses reclassified out of accumulated other comprehensive income as a result of the sale of available-for-sale securities totaled zero and ($4) million for 2010 and 2009, respectively. We determined the cost basis of the securities sold using specific identification.

Costs Incurred to Sell Real Estate Projects

We charge the majority of sales and marketing costs we incur to sell timeshares to expense when incurred. Deferred selling and marketing costs were $6 million at year-end 2010 and $5 million at year-end 2009 and are included in the accompanying Balance Sheets in the “Other” caption within the “Current assets” section. If a contract is canceled, we charge unrecoverable direct selling and marketing costs to expense and record deposits forfeited as income.

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

For information on impairment losses that we recorded in 2009 and 2008 associated with intangibles and long-lived assets, see Footnote No. 20, “Timeshare Strategy-Impairment Charges” and Footnote No. 21, “Restructuring Costs and Other Charges” of the Notes to the Financial Statements in our 2009 Form 10-K. For information on impairment losses that we recorded in 2010 associated with long-lived assets, see Footnote No. 8, “Property and Equipment.”

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

For information regarding impairment losses that we recorded in 2009 and 2008 associated with investments in ventures, see Footnote No. 20, “Timeshare Strategy-Impairment Charges” and Footnote No. 21, “Restructuring Costs and Other Charges” in the Notes to the Financial Statements in our 2009 Form 10-K.

Timeshare Segment Residual Interests

We periodically securitize notes receivable originated by our Timeshare segment. We continue to service the notes after securitization, and we retain servicing assets and other interests in the notes. Historically, we accounted for these residual interests, including the servicing assets, as trading securities under the then-applicable standards for accounting for certain investments in debt and equity securities. At the dates of sale and at the end of each reporting period, we estimated the fair value of our residual interests using a Level 3 discounted cash flow model.

For additional information, including the elimination of our residual interests upon adoption of the new Transfers of Financial Assets and Consolidation standards, see the “Adoption of New Accounting Standards Resulting in Consolidation of Special Purpose Entities” caption of this footnote, Footnote No. 5, “Fair Value of Financial Instruments,” and Footnote No. 12, “Asset Securitizations.”

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

Derivative Instruments

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument in our Financial Statements. A derivative qualifies for hedge accounting if, at inception, we expect the derivative to be highly effective in offsetting the underlying hedged cash flows or fair value and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, fair value hedge, or a net investment in non-U.S. operations hedge based on the exposure we are hedging. The asset or liability value of the derivative will change in tandem with its fair value. For the effective portion of qualifying hedges, we record changes in fair value in other comprehensive income (“OCI”). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged items’ effect on earnings.

We review the effectiveness of our hedging instruments on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings, and discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. Upon termination of cash flow hedges, we release gains and losses from OCI based on the timing of the underlying cash flows or revenue recognized, unless the termination results from the failure of the intended transaction to occur in the expected timeframe. Such untimely transactions require us to immediately recognize in earnings, gains and losses that we previously recorded in OCI.

Changes in interest rates, currency exchange rates, and equity securities expose us to market risk. We manage our exposure to these risks by monitoring available financing alternatives, as well as through development and application of credit granting policies. We also use derivative instruments, including cash flow hedges, net investment in non-U.S. operations hedges, fair value hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. See Footnote No. 5, “Fair Value of Financial Instruments,” for additional information.

Non-U.S. Operations

The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. The functional currency for our consolidated and unconsolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. For consolidated entities whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars, and we do the same, as needed, for unconsolidated entities whose functional currency is not the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date, and translate income statement accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. We report gains and losses from currency exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from non-U.S. currency transactions, currently in operating costs and expenses, and those amounted to a loss of $7 million in 2010, a loss of less than $1 million in 2009, and a $6 million loss in 2008. Gains and other income for 2010 included $2 million attributable to currency translation adjustment losses, net of gains, from the sale or complete or substantially complete liquidation of investments. There were no similar gains or losses in 2008 and 2009.

Legal Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We record an accrual for legal contingencies when we determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations we evaluate, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, our ability to make a reasonable estimate of the loss. We review these accruals each reporting period and make revisions based on changes in facts and circumstances.

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

For information about income taxes and deferred tax assets and liabilities, see Footnote No. 2, “Income Taxes.”

New Accounting Standards

New Transfers of Financial Assets and Consolidation Standards

On the first day of 2010, we adopted ASU No. 2009-16, which amended Topic 860, “Transfers and Servicing,” by: (1) eliminating the concept of a qualifying special-purpose entity (“QSPE”); (2) clarifying and amending the criteria for a transfer to be accounted for as a sale; (3) amending and clarifying the unit of account eligible for sale accounting; and (4) requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. In addition, this topic requires us to evaluate entities for consolidation that had been treated as QSPEs under previous accounting guidance. The topic also mandates that we supplement our disclosures about, among other things, our continuing involvement with transfers of financial assets previously accounted for as sales, the inherent risks in our retained financial assets, and the nature and financial effect of restrictions on the assets that we continue to report in our Balance Sheet.

We also adopted ASU No. 2009-17 on the first day of 2010, which changed the consolidation guidance applicable to variable interest entities (“VIEs”). This topic also amended the guidance on determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative, rather than the prior quantitative, analysis of the VIE. The new qualitative analysis includes, among other things, consideration of who has the power to direct those activities that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This topic also mandates that an enterprise continually reassess whether it is the primary beneficiary of a VIE, in contrast to the prior standard that required the primary beneficiary only be reassessed when specific events occurred. This topic now also expressly applies to QSPEs, which were previously exempt, and requires additional disclosures about an enterprise’s involvement with a VIE.

Accounting Standards Update No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”)

We adopted ASU No. 2009-13 in the 2010 third quarter as required by the guidance and applied it retrospectively to the first day of 2010. ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements (complex contracts or related contracts that require the separate delivery of multiple goods and/or services) by expanding the circumstances in which vendors may account for deliverables separately rather than as a combined unit. This update clarifies the guidance on how to separate such deliverables and how to measure and allocate consideration for these arrangements to one or more units of accounting. The previous guidance required a vendor to use vendor-specific objective evidence or third-party evidence of selling price to separate deliverables in multiple-deliverable arrangements. In addition to retaining this guidance, in situations where vendor-specific objective evidence or third-party evidence is not available, ASU No. 2009-13 requires a vendor to allocate arrangement consideration to each deliverable in multiple-deliverable arrangements based on each deliverable’s relative selling price. Our adoption did not have a material impact on our financial statements, and we do not expect it will have a material effect on our financial statements in future periods.

Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”)

We adopted certain provisions of ASU No. 2010-06 in the 2010 first quarter. Those provisions amended Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities, a subset of the captions in our Balance Sheets. Our adoption did not have a material impact on our financial statements or disclosures, as we had no transfers between Level 1 and Level 2 fair value measurements and no material classes of assets and liabilities that required additional disclosure. See “Future Adoption of Accounting Standards” for the provisions of this topic that apply to future periods.

Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”)

We adopted ASU No. 2010-09 in the 2010 first quarter. ASU No. 2010-09 amended Subtopic 855-10, “Subsequent Events – Overall,” by removing the requirement for a United States Securities and Exchange Commission (“SEC”) registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Accordingly, we removed the related disclosure from the “Basis of Presentation” caption of Footnote

No. 1, “Summary of Significant Accounting Policies.” Our adoption did not have a material impact on our financial statements.

Accounting Standards Update No. 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”)

We adopted ASU No. 2010-20 in the 2010 fourth quarter. ASU No. 2010-20 amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. Our adoption of this update primarily resulted in increased notes receivable disclosures (see Footnote No. 11, “Notes Receivable”), but did not have any other impact on our financial statements.

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

2.	INCOME TAXES

Our (provision for)/benefit from income taxes consists of:

($ in millions)	2010	2009	2008
Current -U.S. Federal	$117	$(169)	$(275)
-U.S. State	(7)	(12)	(40)
-Non-U.S.	(51)	(61)	(85)

	59	(242)	(400)

Deferred -U.S. Federal	(150)	234	7
-U.S. State	(14)	28	8
-Non-U.S.	12	45	35

	(152)	307	50

	$(93)	$65	$(350)

Our current tax provision does not reflect the benefits (costs) attributable to us for the exercise or vesting of employee share-based awards of $51 million in 2010, $(8) million in 2009, and $21 million in 2008. The preceding table includes tax credits of $2 million in 2010, $2 million in 2009, and $9 million in 2008. The taxes applicable to other comprehensive income are not material.

We have made no provision for U.S. income taxes or additional non-U.S. taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($861 million as of year-end 2010) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sold our interests in the affiliates. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

We conduct business in countries that grant “holidays” from income taxes for 5- to 30- year periods. These holidays expire through 2034. Without these tax “holidays,” we would have incurred the following aggregate income taxes and related earnings per share impacts: $7 million ($0.02 per diluted share) in 2010; $4 million ($0.01 per diluted share) in 2009; and $11 million ($0.03 per diluted share) in 2008.

We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. We filed an Internal Revenue Service (“IRS”) refund claim relating to 2000 and 2001 for certain software development costs. The IRS disallowed the claims, and in July 2009, we protested the disallowance. This issue is pending in the IRS Appeals Division.

In the 2010 fourth quarter, we reached a settlement with the IRS Appeals Division resolving all issues that arose in the audit of tax years 2005 through 2008. This settlement resulted in an $85 million decrease in our tax expense for 2010 due to the release of tax liabilities we had previously established for the treatment of funds we received from non-U.S. subsidiaries. Additionally, our 2010 income tax expense reflected a $12 million benefit we recorded primarily associated with revisions to estimates of prior years’ foreign income tax expenses.

In 2009 and 2008, we recorded an income tax expense of $52 million and $24 million, respectively, primarily related to the treatment of funds received from non-U.S. subsidiaries. This issue has been settled as noted above. In addition, we recorded a $19 million tax expense in 2008 due primarily to prior years’ tax adjustments, including a settlement with the IRS that resulted in a lower than expected refund of taxes associated with a 1995 leasing transaction. The settlement resulted in a $26 million tax refund, which we received during 2008. In 2008 we also recorded a $29 million income tax expense primarily related to an unfavorable U.S. Court of Federal Claims decision involving a refund claim associated with a 1994 tax planning transaction. The tax had been paid, and the issue is now closed.

With the exception of the refund claim for 2000 and 2001, the IRS has examined our federal income tax returns, and we have settled all issues for tax years through 2008. We participated in the IRS Compliance Assurance Program (“CAP”) for the 2010 and 2009 tax years and also expect to participate for 2011. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Various income tax returns are also under examination by foreign, state and local taxing authorities.

Our total unrecognized tax benefits were $39 million at year-end 2010, $249 million at year-end 2009, and $141 million at year-end 2008. Our unrecognized tax benefit reflects the following 2010, 2009, and 2008 changes: in 2010 a decrease of $210 million, primarily reflecting the settlement with IRS Appeals of the 2005-2008 tax years; in 2009 an increase of $108 million; primarily representing an increase for the non-U.S. subsidiaries issue due to our then current exposure, and in 2008 an increase of $97 million; primarily representing an increase for the treatment of funds received from non-U.S. subsidiaries as well as a 1994 tax planning transaction issue and a decrease of $88 million, primarily representing the settlement of a 1995 leasing transaction.

As a large taxpayer, we are under continual audit by the IRS and other taxing authorities. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next 52 weeks as a result of these audits, it remains possible that the amount of our liability for unrecognized tax benefits could change over that time period.

Our unrecognized tax benefit balances included $26 million at year-end 2010, $136 million at year-end 2009, and $87 million at year-end 2008 of tax positions that, if recognized, would impact our effective tax rate.

The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2008 to the end of 2010:

($ in millions)	Amount
Unrecognized tax benefit at beginning of 2008	$132
Change attributable to tax positions taken during a prior period	92
Change attributable to tax positions taken during the current period	5
Decrease attributable to settlements with taxing authorities	(86)
Decrease attributable to lapse of statute of limitations	(2)

Unrecognized tax benefit at end of 2008	141
Change attributable to tax positions taken during a prior period	99
Change attributable to tax positions taken during the current period	22
Decrease attributable to settlements with taxing authorities	(10)
Decrease attributable to lapse of statute of limitations	(3)

Unrecognized tax benefit at end of 2009	249
Change attributable to tax positions taken during a prior period	(187)
Change attributable to tax positions taken during the current period	25
Decrease attributable to settlements with taxing authorities	(47)
Decrease attributable to lapse of statute of limitations	(1)

Unrecognized tax benefit at end of 2010	$39

In accordance with our accounting policies, we recognize accrued interest and penalties related to our unrecognized tax benefits as a component of tax expense. Related interest expense totaled $2 million in 2010, $2 million in 2009, and $42 million in 2008. Accrued interest expense totaled $4 million in 2010, $28 million in 2009 and $29 million in 2008.

Deferred Income Taxes

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carry-forwards. We state those balances at the enacted tax rates we expect will be in effect when taxes are actually paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes we will pay on taxable income in future years. We evaluate our ability to realize these future tax deductions and credits by assessing whether we expect to have sufficient future taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies to utilize these future deductions and credits. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized.

Total deferred tax assets and liabilities as of year-end 2010 and year-end 2009, were as follows:

($ in millions)	2010	2009
Deferred tax assets	$1,236	$1,307
Deferred tax liabilities	(100)	(70)

Net deferred taxes	$1,136	$1,237

The following table details the composition of the net deferred tax balances at year-end 2010 and 2009.

($ in millions) Balance Sheet Caption	At Year-End 2010	At Year-End 2009
Current deferred taxes, net	$246	$255
Long-term deferred taxes, net	932	1,020
Current liabilities, other	(19)	(18)
Long-term liabilities, other	(23)	(20)

Net deferred taxes	$1,136	$1,237

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities as of year-end 2010 and year-end 2009, were as follows:

($ in millions)	2010	2009
Self-insurance	$22	$15
Employee benefits	296	278
Deferred income	18	22
Reserves	213	185
Frequent guest program	104	115
Joint venture interests	99	148
ASC 740 deferred taxes (1)	5	99
Tax credits	235	223
Net operating loss carry-forwards	204	194
Timeshare financing	0	(23)
Property, equipment, and intangible assets	18	(17)
Other, net	(16)	55

Deferred taxes	1,198	1,294
Less: valuation allowance	(62)	(57)

Net deferred taxes	$1,136	$1,237

(1)	Primarily related to the treatment of funds received from certain non-U.S. subsidiaries, as discussed earlier in this footnote.

At year-end 2010, we had approximately $16 million of tax credits that expire through 2030 and $219 million of tax credits that do not expire. We claimed approximately $6 million of tax credits in 2008 (treating them as a reduction of 2008 Federal and state income taxes) associated with investment tax credits that arose in 2008. We accounted for these credits using the flow-through method. We recorded $21 million of net operating loss benefits in 2010 and $33 million in 2009. At year-end 2010, we had approximately $1.1 billion of net operating losses, of which $573 million expire through 2030.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

The following table reconciles the U.S. statutory tax rate to our effective income tax rate for continuing operations:

	2010	2009	2008
U.S. statutory tax rate	35.0%	(35.0)%	35.0%
U.S. State income taxes, net of U.S. federal tax benefit	2.4	(2.1)	2.6
Nondeductible expenses	0.5	0.5	0.6
Non-U.S. income	(3.7)	5.2	(1.6)
Audit activity (1)	(15.6)	13.7	11.2
Company owned life insurance	0.0	(2.0)	2.7
Change in valuation allowance	0.9	2.2	0.0
Tax credits	(0.4)	(0.4)	(1.2)
Other, net	(2.3)	2.3	1.1

Effective rate	16.8%	(15.6)%	50.4%

(1)	Primarily related to the treatment of funds received from certain non-U.S. subsidiaries, as discussed earlier in this footnote.

Cash paid for income taxes, net of refunds, was $68 million in 2010, $110 million in 2009, and $220 million in 2008.

3.	DISCONTINUED OPERATIONS-SYNTHETIC FUEL

Prior to 2008 we operated four coal-based synthetic fuel production facilities. Because tax credits under Section 45K of the U.S. Internal Revenue Code (“IRC”) were not available for coal-based synthetic fuel produced or sold after calendar year-end 2007, we shut down the Facilities and permanently ceased production of synthetic fuel in late 2007. Accordingly, we now report this business as a discontinued operation.

The following tables provide additional income statement information relating to our discontinued synthetic fuel operations. The discontinued synthetic fuel operations reflected in our 2008 Income Statement only represent activity related to Marriott and there were no noncontrolling interests.

Income Statement Summary

($ in millions)	2010	2009	2008
Revenue	$0	$0	$1

Operating loss	$0	$0	$(4)

Loss from discontinued operations before income taxes	0	0	(4)

Tax (provision) benefit	0	0	(3)
Tax credits	0	0	10

Total tax benefit	0	0	7

Income (loss) from discontinued operations, net of tax	$0	$0	$3

4.	SHARE-BASED COMPENSATION

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

During 2010, we granted 3.8 million RSUs, 1.1 million Employee SARs, 0 Non-employee SARs, and 34,000 deferred stock units.

We recorded share-based compensation expense related to award grants of $91 million in 2010, $85 million in 2009, and $112 million in 2008. Deferred compensation costs related to unvested awards totaled $113 million at year-end 2010 and $122 million at year-end 2009. As of year-end 2010, we expect that these deferred compensation expenses will be recognized over a weighted average period of two years.

For awards granted after 2005, we recognize share-based compensation expense over the period from the grant date to the date on which the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). We continue to follow the stated vesting period for the unvested portion of awards granted prior to 2006 and the adoption of the current guidance for share-based compensation and follow the substantive vesting period for awards granted after 2005.

In accordance with the guidance for share-based compensation, we present the tax benefits and costs resulting from the exercise or vesting of share-based awards as financing cash flows. The exercise of share-based awards in 2010, 2009 and 2008 resulted in tax benefits of $51 million in 2010, tax costs of $8 million in 2009, and tax benefits of $21 million in 2008.

We received $147 million in 2010, $35 million in 2009, and $30 million in 2008 in cash from the exercise of stock options granted under share-based payment arrangements.

RSUs

We issue RSUs under the Comprehensive Plan to certain officers and key employees and those units vest generally over four years in annual installments commencing one year after the date of grant. We recognize compensation expense for the RSUs over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, RSUs convert to shares and are distributed from treasury shares. At year-end 2010 and year-end 2009, we had approximately $103 million and $109 million, respectively, in deferred compensation costs related to RSUs. The weighted average remaining term for RSU grants outstanding at year-end 2010 was two years.

The following table provides additional information on RSUs for the last three fiscal years:

	2010	2009	2008
Share-based compensation expense (in millions)	$76	$71	$85
Weighted average grant-date fair value (per share)	$27	$19	$30
Aggregate intrinsic value of converted and distributed (in millions)	$95	$39	$90

The following table shows the 2010 changes in our outstanding RSU grants:

	Number of RSUs (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at year-end 2009	7.1	$30
Granted during 2010	3.8	27
Distributed during 2010	(2.8)	33
Forfeited during 2010	(0.4)	30

Outstanding at year-end 2010	7.7	30

Stock Options and SARs

We may grant employee stock options to officers and key employees at exercise prices or strike prices equal to the market price of our Class A Common Stock on the date of grant. Non-qualified options generally expire ten years after the date of grant, except those issued from 1990 through 2000, which expire 15 years after the date of the grant. Most stock options under the Stock Option Program are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant.

We recognized compensation expense associated with employee stock options of less than $1 million in 2010, $1 million in 2009, and $6 million in 2008. We had approximately $1 million in deferred compensation costs related to employee stock options at both year-end 2010 and year-end 2009. Upon the exercise of stock options, we issue shares from treasury shares.

The following table shows the 2010 changes in our outstanding Stock Option Program awards:

	Number of Options (in millions)	Weighted Average Exercise Price
Outstanding at year-end 2009	32.2	$18
Granted during 2010	0.1	27
Exercised during 2010	(8.2)	18
Forfeited during 2010	0.0	20

Outstanding at year-end 2010	24.1	18

The following table shows the stock options issued under the Stock Option Program awards outstanding at year-end 2010:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Stock Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Number of Stock Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
$8	to	$12	0.5	$12	1	0.5	$12	1
13	to	17	16.3	15	3	16.3	15	3
18	to	22	1.9	19	2	1.9	19	2
23	to	49	5.4	26	4	5.2	25	4

8	to	49	24.1	18	3	23.9	18	3

The following table shows the number of options we granted in the last three years and the associated weighted average grant-date fair values and weighted average exercise prices:

	2010	2009	2008
Options granted	53,304	0	218,000
Weighted average grant-date fair value	$10	$0	$12
Weighted average exercise price	$18	$0	$31

The following table shows the intrinsic value of outstanding stock options and exercisable stock options at year-end 2010 and 2009:

($ in millions)	2010	2009
Outstanding stock options	$580	$312
Exercisable stock options	578	313

The total intrinsic value of stock options exercised during 2010, 2009, and 2008 was approximately $149 million, $30 million, and $42 million, respectively.

We may grant SARs to officers and key employees at exercise prices or strike prices equal to the market price of our Class A Common Stock on the date of grant. SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the date of grant. We may grant Non-employee SARs to directors at exercise prices or strike prices equal to the market price of our Class A Common Stock on the date of grant. Non-employee SARs generally expire ten years after the date of grant and vest upon grant; however, they are generally not exercisable until one year after grant. On exercise of SARs, employees or Non-employee directors receive the number of shares of Class A Common Stock equal to the number of SARs that are being exercised multiplied by the quotient of (a) the final value minus the base value, divided by (b) the final value.

We recognized compensation expense associated with Employee SARs and Non-employee SARs of $12 million in 2010, $11 million in 2009, and $18 million in 2008. At year-end 2010 and year-end 2009, we had approximately $9 million and $11 million, respectively, in deferred compensation costs related to SARs. Upon the exercise of SARs, we issue shares from treasury shares. The following table shows the 2010 changes in our outstanding SARs:

	Number of SARs (in millions)	Weighted Average Exercise Price
Outstanding at year-end 2009	3.9	$32
Granted during 2010	1.1	27
Exercised during 2010	(0.1)	33
Forfeited during 2010	(0.1)	31

Outstanding at year-end 2010	4.8	31

The following tables show the number of Employee SARs and Non-employee SARs granted in the last three years, the associated weighted average base values, and the associated weighted average grant-date fair values:

Employee SARs	2010	2009	2008
Employee SARs granted (in millions)	1.1	0.5	2.7
Weighted average base value	$27	$15	$33
Weighted average grant-date fair value	$10	$5	$12

Non-employee SARs	2010	2009	2008
Non-employee SARs granted	0	5,600	4,000
Weighted average base value	$0	$23	$36
Weighted average grant-date fair value	$0	$10	$15

The number of SARs forfeited in 2010 and 2009 was 79,000 and 22,000, respectively. Outstanding SARs had a total intrinsic value of $54 million at year-end 2010 and zero at year-end 2009, and exercisable SARs had a total intrinsic value of $13 million at year-end 2010 and zero at year-end 2009. SARs exercised during 2010 had a total intrinsic value of $402,000. No SARs were exercised in 2009 or 2008.

We use a binomial method to estimate the fair value of each stock option or SAR granted, under which we calculate the weighted average expected stock option or SARs as the product of a lattice-based binomial valuation model that uses suboptimal exercise factors. We use historical data to estimate exercise behaviors for separate groups of retirement eligible and non-retirement eligible employees. The following table shows the assumptions we used for stock options and employee SARs for 2010, 2009, and 2008:

	2010	2009	2008
Expected volatility	32%	32%	29%
Dividend yield	0.71%	0.95%	0.80-0.95%
Risk-free rate	3.3%	2.2%	3.4-3.9%
Expected term (in years)	7.0	7.0	6.9

In making these assumptions, we based risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we converted to a continuously compounded rate. We based expected volatility on the weighted-average historical volatility, with periods with atypical stock movement given a lower weight to reflect stabilized long-term mean volatility. We generally valued non-employee SARs using assumptions consistent with those shown above for Employee SARs, except that we used an expected term of ten years and risk-free rates of 3.2 percent and 3.9 percent for 2009 and 2008, respectively, rather than those shown in the foregoing table.

Deferred Stock Units

We also issue deferred stock units to Non-employee directors. These Non-employee director deferred stock units vest within one year and are distributed upon election. At year-end 2010 and year-end 2009, there was approximately $313,000 and $228,000, respectively, in deferred costs related to Non-employee director deferred stock units.

The following table shows share-based compensation expense, number of deferred stock units granted, weighted average grant-date fair value, and aggregate intrinsic value of Non-employee director deferred stock units:

	2010	2009	2008
Share-based compensation expense	$932,000	$715,000	$684,000
Non-employee director deferred stock units granted	34,000	39,000	25,000
Weighted average grant-date fair value (per share)	$35	$23	$33
Aggregate intrinsic value (in millions)	$1.2	$0.5	$0.4

At year-end 2010 and year-end 2009, 252,000 and 249,000, respectively, of Non-employee deferred stock units were outstanding. The weighted average grant-date fair value of those outstanding deferred stock units was $26 for 2010 and $24 for 2009.

Other Information

Although the Comprehensive Plan also provides for issuance of deferred stock bonus awards, deferred stock awards, and restricted stock awards, our Compensation Policy Committee indefinitely suspended the issuance of deferred bonus stock beginning in 2001 and the issuance of both deferred stock awards and restricted stock awards beginning in 2003. At year-end 2010 and year-end 2009, we had less than $1 million and $1 million, respectively, in deferred compensation costs related to these suspended award programs, and at year-end 2010 the weighted average remaining term for outstanding awards granted under those suspended programs was one year. We had share-based compensation expense associated with these suspended award programs of $1 million in 2010, $1 million in 2009, and $2 million in 2008.

At year-end 2010, we reserved 58 million shares under the Comprehensive Plan, including 29 million shares under the Stock Option Program and the SAR Program.

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

	At Year-End 2010		At Year-End 2009
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$60	$63	$41	$43
Loans to timeshare owners—securitized	910	1,097	0	0
Loans to timeshare owners—non-securitized	169	176	352	368
Senior, mezzanine, and other loans—non-securitized	184	130	100	77
Residual interests and effectively owned notes	0	0	197	197
Restricted cash	30	30	22	22
Marketable securities	18	18	18	18

Total long-term financial assets	$1,371	$1,514	$730	$725

Non-recourse debt associated with securitized notes receivable	$(891)	$(745)	$0	$0
Senior Notes	(1,631)	(1,771)	(1,627)	(1,707)
$2,404 Effective Credit Facility	0	0	(425)	(425)
Other long-term debt	(142)	(138)	(154)	(154)
Other long-term liabilities	(71)	(67)	(86)	(75)
Long-term derivative liabilities	(1)	(1)	(1)	(1)

Total long-term financial liabilities	$(2,736)	$(2,722)	$(2,293)	$(2,362)

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

We estimate the fair value of our non-recourse debt associated with securitized loans to timeshare owners by obtaining indicative bids from investment banks that actively issue and facilitate the secondary market for timeshare securities. As an additional measure, we internally generate cash flow estimates by modeling all bond tranches for our active securitization transactions, with consideration for the collateral specific to each tranche. The key drivers in our analysis include default rates, prepayment rates, bond interest rates and other structural factors, which we use to estimate the projected cash flows. In order to estimate market credit spreads by rating, we reviewed market spreads from timeshare note securitizations and other asset-backed transactions that occurred during 2010 and 2009. We then applied those estimated market spreads to swap rates in order to estimate an underlying discount rate for calculating the fair value of the active bonds. We concluded that the fair value of the bonds reflects a marginal premium over the book value resulting from relatively low current swap rates and credit spreads.

We estimate the fair value of our other long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, and we determine the fair value of our senior notes using quoted market prices. At year-end 2009, the carrying value of our credit facility approximated its fair value due to the short maturity dates of the draws we had executed (we had no outstanding borrowings under our Credit Facility at year-end 2010). Other long-term liabilities represent guarantee costs and reserves and deposit liabilities. The carrying values of our guarantee costs and reserves approximate their fair values. We estimate the fair value of our deposit liabilities primarily by discounting future payments at a risk-adjusted rate.

We are required to carry our marketable securities at fair value. The carrying value of our marketable securities at year-end 2010 was $18 million, which included debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs. We value these securities using directly observable Level 1 inputs as described in Footnote No. 1, “Summary of Significant Accounting Policies.”

We are also required to carry our derivative assets and liabilities at fair value. As of year-end 2010, we had derivative instruments in a current liability position of $1 million valued using Level 1 inputs and $1 million in a long-term liability position valued using Level 3 inputs. We value our Level 3 input derivatives using valuations that we calibrate to the initial trade prices, with subsequent valuations based on unobservable inputs to the valuation model, including interest rates and volatilities.

See Footnote No. 1, “Summary of Significant Accounting Policies,” for additional information on Timeshare Segment residual interests that we eliminated as part of our adoption of the new Transfers of Financial Assets and Consolidation standards in the first quarter of 2010. The preceding table includes the carrying amounts and estimated fair values for the long-term portion of the securitized notes receivable we reestablished and the associated debt obligations we recorded as part of this adoption.

6.	EARNINGS PER SHARE

The table below illustrates the reconciliation of the earnings (losses) and number of shares used in our calculations of basic and diluted earnings (losses) per share attributable to Marriott shareholders.

(in millions, except per share amounts)	2010	2009	2008
Computation of Basic Earnings Per Share Attributable to Marriott Shareholders
Income (loss) from continuing operations	$458	$(353)	$344
Net losses attributable to noncontrolling interests	0	7	15

Income (loss) from continuing operations attributable to Marriott shareholders	$458	$(346)	$359
Weighted average shares outstanding	362.8	356.4	355.6

Basic earnings (losses) per share from continuing operations attributable to Marriott shareholders	$1.26	$(0.97)	$1.01

Computation of Diluted Earnings Per Share Attributable to Marriott Shareholders
Income (loss) from continuing operations attributable to Marriott shareholders	$458	$(346)	$359

Weighted average shares outstanding	362.8	356.4	355.6
Effect of dilutive securities
Employee stock option and SARs plan	11.0	0.0	11.7
Deferred stock incentive plan	1.1	0.0	1.6
Restricted stock units	3.4	0.0	1.8

Shares for diluted earnings per share	378.3	356.4	370.7

Diluted earnings (losses) per share from continuing operations attributable to Marriott shareholders	$1.21	$(0.97)	$0.97

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings from continuing operations attributable to Marriott shareholders. As we recorded a loss from continuing operations in 2009, we did not include the following shares in the “Effect of dilutive securities”

caption in the preceding table, because it would have been antidilutive to do so: 7.5 million employee stock option and SARs plan shares, 1.4 million deferred stock incentive plans shares, or 2.1 million RSU shares.

In accordance with the applicable accounting guidance for calculating earnings per share, we have not included the following stock options and SARs in our calculation of diluted earnings per share attributable to Marriott shareholders because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for 2010, 2.4 million options and SARs, with exercise prices ranging from $34.11 to $49.03;

(b)	for 2009, 12.3 million options and SARs, with exercise prices ranging from $22.30 to $49.03; and

(c)	for 2008, 3.9 million options and SARs, with exercise prices ranging from $31.05 to $49.03.

7.	INVENTORY

Inventory, totaling $1,489 million as of year-end 2010 and $1,444 million as of year-end 2009, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,472 million as of year-end 2010 and $1,426 million as of year-end 2009. Inventory totaling $17 million as of year-end 2010 and $18 million as of year-end 2009, primarily relates to hotel operating supplies for the limited number of properties we own or lease. We primarily value Timeshare segment interval, fractional ownership, and residential products at the lower of cost or fair market value, in accordance with applicable accounting guidance, and we generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

Weak economic conditions in the United States, Europe and much of the rest of the world, instability in the financial markets following the 2008 worldwide financial crisis, and weak consumer confidence all contributed to a difficult business environment and resulted in weaker demand for our Timeshare segment products, in particular our luxury residential (or whole ownership) products, but also to a lesser extent our luxury fractional ownership and timeshare products. Accordingly, in 2009, we recorded an inventory impairment charge of $529 million in conjunction with our evaluation of the entire Timeshare portfolio. See Footnote No.18, “Timeshare Strategy-Impairment Charges,” for additional information.

The following table shows the composition of our Timeshare segment inventory balances:

($ in millions)	At Year-End 2010	At Year-End 2009
Finished goods	$732	$721
Work-in-process	101	198
Land and infrastructure	639	507

	$1,472	$1,426

8.	PROPERTY AND EQUIPMENT

The following table details the composition of our property and equipment balances:

($ in millions)	At Year-End 2010	At Year-End 2009
Land	$514	$454
Buildings and leasehold improvements	854	935
Furniture and equipment	984	996
Construction in progress	204	163

	2,556	2,548
Accumulated depreciation	(1,249)	(1,186)

	$1,307	$1,362

We record property and equipment at cost, including interest and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $10 million in 2010, $8 million in 2009, and $26 million in 2008. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Depreciation expense totaled $138 million in 2010, $151 million in 2009, and $155 million in 2008.

In the 2010 fourth quarter, we determined that we would not be able to fully recover the carrying amount of a capitalized software asset from an existing group of property owners. In accordance with the guidance for the impairment of long-lived assets, we evaluated the asset for recovery and as a result of a negotiated agreement with the property owners, in 2010 we recorded an impairment charge of $84 million to adjust the carrying value of the asset to our estimate of its fair value. We estimated that fair value using an income approach reflecting internally developed Level 3 discounted cash flows that included, among other things, our expectations of future cash flows based on historical experience and projected growth rates, usage estimates and demand trends. The impairment charge impacted the general, administrative, and other expense line in our Income Statement. We did not allocate that charge to any of our segments.

In the 2010 fourth quarter, we decided to pursue the disposition of a golf course and related assets from our Timeshare segment. In accordance with the guidance for the impairment of long-lived assets, we evaluated the property and related assets for recovery and in 2010 we recorded an impairment charge of $13 million to adjust the carrying value of the assets to our estimate of fair value. We estimated that fair value using an income approach reflecting internally developed Level 3 discounted cash flows based on negotiations with a qualified prospective third-party purchaser of the asset. The impairment charge impacted the general, administrative, and other expense line in our Income Statement, and we allocated the charge to our Timeshare segment.

In the 2010 fourth quarter, we decided to pursue the disposition of a land parcel. In accordance with the guidance for the impairment of long-lived assets, we evaluated the property for recovery and subsequently in 2010 we recorded an impairment charge of $14 million to adjust the carrying value of the property to our estimate of fair value. We estimated that fair value using an income approach reflecting internally developed Level 3 cash flows that included, among other things, our expectations about the eventual disposition of the property based on discussions with potential third-party purchasers. The impairment charge impacted the general, administrative, and other expense line in our Income Statement, and we allocated that charge to our North American Limited-Service segment.

9.	ACQUISITIONS AND DISPOSITIONS

2010 Acquisitions

In 2010, we acquired one land parcel for hotel development and one hotel for cash consideration of $175 million. We also acquired timeshare and fractional units for use in The Ritz-Carlton Destination Club program for cash consideration of $112 million, which included a deposit of $11 million, paid in 2009.

2010 Dispositions

In 2010, we sold two limited-service properties, one full-service property, and one land parcel for cash proceeds of $114 million and recorded a net gain of $27 million. We accounted for each of the sales under the full accrual method in accordance with accounting for sales of real estate. We will continue to operate the full-service property and one of the limited-service properties under management agreements. The other limited-service property left our system.

2009 Acquisitions and Dispositions

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

10.	GOODWILL AND INTANGIBLE ASSETS

The following table details the composition of our other intangible assets:

($ in millions)	At Year-End 2010	At Year-End 2009
Contract acquisition costs and other	$1,145	$1,073
Accumulated amortization	(377)	(342)

	$768	$731

We capitalize costs incurred to acquire management, franchise, and license agreements that are both direct and incremental. We amortize these costs on a straight-line basis over the initial term of the agreements, ranging from 15 to 30 years. Amortization expense totaled $40 million in 2010, $34 million in 2009, and $35 million in 2008. Our estimated aggregate amortization expense for each of the next five fiscal years is as follows: $33 million for 2011; $33 million for 2012; $33 million for 2013; $33 million for 2014; and $33 million for 2015.

The following table details the carrying amount of goodwill:

($ in millions)	At Year-End 2010	At Year-End 2009
Goodwill	$1,003	$1,003
Accumulated amortization	(128)	(128)

	$875	$875

11.	NOTES RECEIVABLE

As discussed in Footnote No. 1, “Summary of Significant Accounting Policies,” on the first day of 2010, we consolidated certain entities associated with past timeshare notes receivable securitization transactions. Prior to 2010, we were not required to consolidate the special purpose entities utilized to securitize the notes.

The following table shows the composition of our notes receivable balances (net of reserves and unamortized discounts):

($ in millions)	2010	2009
Loans to timeshare owners – securitized	$1,028	$0
Loans to timeshare owners – non-securitized	225	424
Senior, mezzanine, and other loans – non-securitized	191	196

	1,444	620
Less current portion
Loans to timeshare owners – securitized	(118)	0
Loans to timeshare owners – non-securitized	(55)	(72)
Senior, mezzanine, and other loans – non-securitized	(7)	(96)

	$1,264	$452

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in our Balance Sheets. The following table shows the composition of our long-term notes receivable balances (net of reserves and unamortized discounts):

($ in millions)	2010	2009
Loans to timeshare owners	$1,080	$352
Loans to equity method investees	2	10
Other notes receivable	182	90

	$1,264	$452

The following tables show future principal payments (net of reserves and unamortized discounts) as well as interest rates, reserves and unamortized discounts for our securitized and non-securitized notes receivable.

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
2011	$62	$118	$180
2012	49	123	172
2013	34	130	164
2014	25	131	156
2015	94	126	220
Thereafter	152	400	552

Balance at year-end 2010	$416	$1,028	$1,444

Weighted average interest rate at year-end 2010	8.9%	13.1%	11.9%

Range of stated interest rates at year-end 2010	0.0 to 19.5%	5.2 to 19.5%	0.0 to 19.5%

Notes Receivable Reserves

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Balance at year-end 2009	$210	$0	$210

Balance at year-end 2010	$203	$89	$292

Notes Receivable Unamortized Discounts (1)

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Balance at year-end 2009	$16	$0	$16

Balance at year-end 2010	$13	$0	$13

(1)	The discounts for both year-end 2010 and 2009 relate entirely to our Senior, Mezzanine, and Other Loans

Senior, Mezzanine, and Other Loans

We reflect interest income associated with “Senior, mezzanine, and other loans” in the “Interest income” caption in our Income Statements. At year-end 2010, our recorded investment in impaired “Senior, mezzanine, and other loans” was $83 million. We do not accrue interest on impaired loans, but instead recognize interest on a cash basis. We had a $74 million notes receivable reserve representing an allowance for credit losses, leaving $9 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2009, our recorded investment in impaired “Senior, mezzanine, and other loans” was $191 million, and we had a $183 million notes receivable reserve representing an allowance for credit losses, leaving $8 million of our investment in impaired loans, for which we had no related allowance for credit losses. During 2010 and 2009, our average investment in impaired loans totaled $137 million and $174 million, respectively.

The following table summarizes the activity related to our “Senior, mezzanine, and other loans” notes receivable reserve for 2008, 2009, and 2010:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2007	$92
Additions	22
Reversals	(5)
Write-offs	(3)
Transfers and other	7

Balance at year-end 2008	$113
Additions	84
Write-offs	(28)
Transfers and other	14

Balance at year-end 2009	$183
Additions	4
Write-offs	(120)
Transfers and other	7

Balance at year-end 2010	$74

As of year-end 2010, past due senior, mezzanine, and other loans totaled $3 million.

Loans to Timeshare Owners

We reflect interest income associated with “Loans to timeshare owners” of $187 million, $46 million, and $68 million for 2010, 2009, and 2008, respectively, in our Income Statements in the “Timeshare sales and services” revenue caption. Of the $187 million of interest income we recognized from these loans in 2010, $147 million was associated with securitized loans and $40 million was associated with non-securitized loans, while the interest income recognized in 2009 and 2008 related solely to non-securitized loans.

The following table summarizes the activity related to our “Loans to timeshare owners” notes receivable reserve for 2008, 2009, and 2010:

($ in millions)	Non-Securitized Notes Receivable Reserve	Securitized Notes Receivable Reserve	Total
Balance at year-end 2007	$19	$0	$19
Additions for current year securitizations	36	0	36
Write-offs	(20)	0	(20)

Balance at year-end 2008	35	0	35
Additions for current year securitizations	5	0	5
Write-offs	(13)	0	(13)

Balance at year-end 2009	27	0	27
Additions for current year securitizations	32	0	32
Additions for new securitizations, net of clean-up call	(18)	18	0
Write-offs	(79)	0	(79)
One-time impact of the new Transfers of Financial Assets and Consolidation standards (1)	84	135	219
Defaulted note repurchase activity (2)	68	(68)	0
Other (3)	15	4	19

Balance at year-end 2010	$129	$89	$218

(1)

The non-securitized notes receivable reserve relates to the implementation of the new Transfers of Financial Assets and Consolidation standards, which required us to establish reserves for certain previously securitized and subsequently repurchased notes held at January 2, 2010.

(2)	Decrease in securitized reserve and increase in non-securitized reserve was attributable to the transfer of the reserve when we repurchased the notes.
(3)	Consists of static pool and default rate assumption changes.

The following table shows our recorded investment in nonaccrual loans, which are loans that are 90 days or more past due. As noted in Footnote No. 1, “Summary of Significant Accounting Policies,” we recognize interest income on a cash basis for these loans.

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Investment in loans on nonaccrual status at year-end 2010	$113	$15	$128

Investment in loans on nonaccrual status at year-end 2009	$113	$0	$113

The following table shows the aging of the recorded investment (before reserves) in Loans to Timeshare owners.

($ in millions)	At Year-End 2010
31 – 90 days past due	$38
91 – 150 days past due	24
Greater than 150 days past due	104

Total past due	166
Current	1,305

Total loans to timeshare owners	$1,471

12.	ASSET SECURITIZATIONS

We periodically securitize, without recourse, through special purpose entities, notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. We continue to service the notes and transfer all proceeds collected to special purpose entities. We retain servicing agreements and other interests in the notes. The executed transactions typically include minimal cash reserves established at time of securitization as well as default and delinquency triggers, which we monitor on a monthly basis. As a result of our adoption of the new Transfers of Financial Assets and Consolidation standards, we no longer account for note receivable securitizations as sales, but rather as secured borrowings as defined in these topics, and therefore, we did not recognize gains or losses on the 2010 note securitization, nor do we expect to recognize gains or losses on future note receivable securitizations. See Footnote No. 1, “Summary of Significant Accounting Policies,” for additional information on the impact of our 2010 first quarter adoption of the new Transfers of Financial Assets and Consolidation standards on our timeshare note securitizations, including the elimination of residual interests.

The following table shows cash flows between us and investors during 2009 and 2008. In 2010 we consolidated the entities that facilitate our notes receivable securitizations. See Footnote No. 20, “Variable Interest Entities,” for discussion of the impact of our involvement with these entities on our financial position, financial performance, and cash flows for 2010.

(in millions)	2009	2008
Net proceeds to us from timeshare note securitizations	$349	$237

Voluntary repurchases by us of defaulted notes (over 150 days overdue)	$81	$56

Servicing fees received by us	$6	$6

Cash flows received from our retained interests	$75	$96

In 2010, 2009 and 2008, we securitized notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional ownership products of $229 million, $446 million and $300 million, respectively. During 2010, we entered into one note securitization transaction for $229 million. The note securitization was made to a newly formed transaction-specific trust that, simultaneously with its purchase of the notes receivable, issued $218 million of the trust’s notes. During 2009, we entered into two note securitization transactions for $284 million and $380 million. The second of these transactions included our reacquisition and securitization of $218 million of notes that were previously securitized in the first transaction. Each note securitization in 2009 and 2008 was made to a newly formed transaction-specific trust that, simultaneously with its purchase of the notes receivable, issued $522 million and $246 million respectively, of the trust’s notes. In connection with the securitization of the notes receivable, we received proceeds, net of costs and reserves, of $215 million in 2010, $349 million in 2009 and $237 million in 2008. We have included gains from the sales of timeshare notes receivable totaling $37 million in 2009 and $16 million, net of $12 million of hedge ineffectiveness, in 2008 in the “Timeshare sales and services” revenue caption in our Income Statements.

13.	LONG-TERM DEBT

As discussed in Footnote No. 1, “Summary of Significant Accounting Policies,” on the first day of 2010, we consolidated certain previously unconsolidated entities associated with past timeshare notes receivable securitization transactions (and later in 2010 we consolidated the special purpose entity associated with our 2010 securitization), resulting in consolidation of the related debt obligations. We securitize notes receivable through bankruptcy-remote entities, and the entities’ creditors have no recourse to us.

The following table provides detail on our long-term debt balances:

($ in millions)	2010	2009
Non-recourse debt associated with securitized notes receivable, interest rates ranging from 0.31% to 7.20% (weighted average interest rate of 4.96%)	$1,016	$0
Less current portion	(126)	0

	890	0

Senior Notes:
Series F, interest rate of 4.625%, face amount of $348, maturing June 15, 2012 (effective interest rate of 5.02%) (1)	348	347
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.53%) (1)	304	302
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.30%) (1)	289	289
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.45%) (1)	291	291
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013 (effective interest rate of 5.71%) (1)	399	398
$2,404 Effective Credit Facility	0	425
Other	182	246

	1,813	2,298
Less current portion	(12)	(64)

	1,801	2,234

	$2,691	$2,234

(1)	Face amount and effective interest rate are as of year-end 2010.

The non-recourse debt associated with securitized notes receivable was, and to the extent currently outstanding is, secured by the related notes receivable. All of our other long-term debt was, and to the extent currently outstanding is, recourse to us but unsecured.

We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $2.404 billion of aggregate effective borrowings (all of which was available at year-end 2010) to support general corporate needs, including working capital, capital expenditures, and letters of credit. The Credit Facility expires on May 14, 2012. Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus a fixed spread. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While borrowings under our Credit Facility generally have short-term maturities, we classify outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis.

Each of our securitized notes receivable pools contains various triggers relating to the performance of the underlying notes receivable. If a pool of securitized notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds vary by deal) transaction provisions effectively redirect the monthly excess spread we typically receive from that pool (related to the interests we retained) to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. In 2010, seven of our securitized notes receivable pools reached performance triggers in different months throughout the year as a result of increased defaults. As of year-end 2010, of the seven pools out of compliance during 2010, loan performance had improved sufficiently in six pools to cure the performance triggers, leaving one pool out of compliance. For 2010, 2009 and 2008 approximately $6 million, $17 million, and $0, respectively, of cash flows were redirected as a result of reaching the performance triggers for those years. At year-end 2010, we had 13 securitized notes receivable pools outstanding.

The following tables show future principal payments (net of unamortized discounts) and unamortized discounts for our securitized and non-securitized debt.

Debt Principal Payments (net of unamortized discounts)

($ in millions)	Non-Recourse Debt	Other Debt	Total
2011	$126	$12	$138
2012	131	360	491
2013	138	411	549
2014	139	12	151
2015	134	312	446
Thereafter	348	706	1,054

Balance at year-end 2010	$1,016	$1,813	$2,829

As the contractual terms of the underlying securitized notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier due to prepayments by the notes receivable obligors.

Unamortized Debt Discounts

($ in millions)	Non-Recourse Debt	Other Debt	Total
Balance at year-end 2009	$0	$20	$20

Balance at year-end 2010	$0	$16	$16

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

We did not repurchase or retire any of our Senior Notes in 2010.

We paid cash for interest, net of amounts capitalized, of $148 million in 2010, $96 million in 2009, and $110 million in 2008.

14.	SELF-INSURANCE RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The activity in the reserve for losses and loss adjustment expenses is summarized as follows:

($ in millions)	2010	2009
Balance at beginning of year	$304	$296
Less: reinsurance recoverable	(9)	(12)

Net balance at beginning of year	295	284

Incurred related to:
Current year	114	109
Prior year	(8)	(6)

Total incurred	106	103

Paid related to:
Current year	(38)	(36)
Prior year	(57)	(56)

Total paid	(95)	(92)

Net balance at end of year	306	295
Add: reinsurance recoverable	7	9

Balance at end of year	$313	$304

The provision for unpaid loss and loss adjustment expenses decreased by $8 million in 2010 and $6 million in 2009 as a result of changes in estimates from insured events of the prior years due to changes in underwriting experience and frequency and severity trends. Our year-end 2010 self-insurance reserve of $313 million consisted of a current portion of $98 million and long-term portion of $215 million. Our year-end 2009 self-insurance reserve of $304 million consisted of a current portion of $96 million and long-term portion of $208 million.

15.	SHAREHOLDERS’ EQUITY

Eight hundred million shares of our Class A Common Stock, with a par value of $.01 per share, and ten million shares of preferred stock, without par value, are authorized under our restated certificate of incorporation. As of year-end 2010, of those authorized shares 366.9 million shares of our Class A Common Stock and no shares of our preferred stock were outstanding.

Accumulated other comprehensive loss of $2 million at year-end 2010 consisted of losses totaling $4 million associated with currency translation adjustments, and gains of $2 million associated with interest rate swap agreement cash flow hedges. Accumulated other comprehensive income of $13 million at year-end 2009 consisted of gains totaling $11 million associated with currency translation adjustments, and gains of $2 million associated with interest rate swap agreement cash flow hedges.

16.	CONTINGENCIES

Guarantees

We issue guarantees to certain lenders and hotel owners, primarily to obtain long-term management contracts. The guarantees generally have a stated maximum amount of funding and a term of three to ten years. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are inadequate to cover annual debt service or to repay the loan at the end of the term. The terms of guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. We are generally entitled to recover guarantee fundings to lenders and hotel owners as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. We also enter into project completion guarantees with certain lenders in conjunction with hotels and Timeshare segment properties that we or our joint venture partners are building.

The following table shows the maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings.

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings at Year-End 2010	Liability for Expected Future Fundings at Year-End 2010
Debt service	$29	$3
Operating profit	121	25
Other	49	3

Total guarantees where we are the primary obligor	$199	$31

We included our liability for expected future fundings at year-end 2010, in our Balance Sheet as follows: $5 million in the “Other current liabilities” line item and $26 million in the “Other long-term liabilities” line item.

Our guarantees listed in the preceding table include $32 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties.

The guarantees in the preceding table do not include the following:

•

$133 million of guarantees related to Senior Living Services lease obligations of $87 million (expiring in 2013) and lifecare bonds of $46 million (estimated to expire in 2016), for which we are secondarily liable. The primary obligors on these liabilities are Sunrise Senior Living, Inc. (“Sunrise”) on both the leases and $7 million of the lifecare bonds; CNL Retirement Properties, Inc. (“CNL”), which subsequently merged with Health Care Property Investors, Inc., on $38 million of the lifecare bonds; and Five Star Senior Living on the remaining $1 million of lifecare bonds. Prior to our sale of the Senior Living Services business in 2003, these were guarantees by us of obligations of consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any guarantee fundings we may be called upon to make in connection with these lease obligations and lifecare bonds. While we currently do not expect to fund under the guarantees, Sunrise’s SEC filings suggest that Sunrise’s continued ability to meet these guarantee obligations cannot be assured given Sunrise’s financial position and limited access to liquidity.

•

Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $52 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally made available €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately €6 million ($8 million) of which remained at year-end 2010. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•

A project completion guarantee to a lender for a project with an estimated aggregate total cost of $592 million. We are liable on a several basis with our partners in an amount equal to our 34 percent pro rata ownership in the joint venture. The carrying value of our liability associated with this guarantee was $16 million at year-end 2010, as further discussed in Footnote No. 20, “Variable Interest Entities.”

•

A project completion guarantee that we provided to another lender for a project with an estimated aggregate total cost of Canadian $491 million ($491 million). The associated joint venture will satisfy payments for cost overruns for this project through contributions from the partners or from borrowings, and we are liable on a several basis with our partners in an amount equal to our 20 percent pro rata ownership in the joint venture. During the third quarter of 2010, our joint venture partners executed documents indemnifying us for any payments that may be required in connection with this guarantee obligation. The carrying value of our liability associated with this project completion guarantee was $3 million at year-end 2010.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted in the preceding paragraphs, as of year-end 2010, we had the following commitments outstanding:

•

A commitment, subject to certain conditions, to invest up to €41 million ($54 million) to acquire 50 percent interests in two new joint ventures for the operation, management and development of hotels, initially in Europe but eventually in other parts of the world; to purchase related intellectual property; and to fund property improvements at some hotels. The hotels will be managed by the joint ventures or franchised at the direction of the joint ventures. We expect to fund this commitment during the first or second quarter of 2011. We also have a right and under certain circumstances an obligation to acquire the remaining interest in the joint ventures over the next ten years.

•

A commitment, subject to certain conditions, to acquire a 50-year leasehold in a hotel for an initial payment of €25 million ($33 million) plus the payment of fixed annual rent from an affiliate of a joint venture partner. We expect to fund this commitment during the first or second quarter of 2011. After acquiring the leasehold, we will also have a right and under certain circumstances an obligation to acquire the landlord’s interest in the hotel for €45 million ($60 million) during the following three years.

•

Commitments to invest up to $28 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $3 million of these commitments in one to two years and $20 million within three years. We do not expect to fund $5 million of these investment commitments. If not funded, $8 million of these investment commitments will expire within one to two years, $10 million will expire within three years, and $10 million will expire in more than three years.

•	A commitment, with no expiration date, to invest up to $27 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

•

A commitment for $18 million to purchase timeshare units upon completion of construction for use in our Asia Pacific Points Club program. We have already made deposits of $11 million in conjunction with this commitment. We expect to fulfill the remaining $7 million in the 2011 second quarter.

•	A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property that we expect to fund within three years.

•	A commitment, with no expiration date, to invest up to $7 million in a joint venture that we do not expect to fund.

•	$4 million (€3 million) of other purchase commitments that will be funded over the next four years, as follows: $1 million in each of 2011, 2012, 2013 and 2014.

•

$4 million of loan commitments that we have extended to owners of lodging properties. We expect to fund approximately $1 million of these commitments within three years, and do not expect to fund the remaining $3 million of commitments, $2 million of which will expire within three years, and $1 million of which will expire after five years.

•

A $1 million commitment, with no expiration date, to a hotel real estate investment trust in which we have an ownership interest. We expect to fund this commitment within one year. The commitment is pledged as collateral for certain trust investments.

At year-end 2010, we had $81 million of letters of credit outstanding ($78 million under our Credit Facility and $3 million outside the Credit Facility), the majority of which related to our self-insurance programs. Surety bonds issued as of year-end 2010, totaled $219 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our Timeshare segment and self-insurance programs.

17.	BUSINESS SEGMENTS

We are a diversified hospitality company with operations in five business segments:

•

North American Full-Service Lodging, which includes the Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, and Autograph Collection properties located in the continental United States and Canada. The first Autograph property opened in 2010;

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

•

Luxury Lodging, which includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION properties worldwide (together with adjacent residential projects associated with some Ritz-Carlton hotels). The first EDITION property opened in 2010; and

•

Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott timeshare, fractional ownership, and residential properties worldwide.

Unless otherwise indicated, our references to Marriott Hotels & Resorts include Marriott Conference Centers and JW Marriott, references to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. With the exception of our Timeshare segment, we do not allocate interest income or interest expense to our segments. Prior to 2010, we included note securitization gains/(losses) in our Timeshare segment results. Due to our adoption of the new Transfers of Financial Assets and Consolidation standards, we no longer account for note receivable securitizations as sales but rather as secured borrowings as defined in these topics, and therefore, we did not recognize gains or losses on the 2010 note receivable securitization nor do we expect to recognize gains or losses on future note receivable securitizations. We include interest income and interest expense associated with our Timeshare segment notes in our Timeshare segment results because financing sales and securitization transactions are an integral part of that segment’s business. In addition, we allocate other gains and losses, equity in earnings or losses from our joint ventures, divisional general, administrative, and other expenses, and income or losses attributable to noncontrolling interests to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that are not allocable to our segments.

We aggregate the brands presented within our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment and our organizational and management reporting structure.

Revenues

($ in millions)	2010	2009	2008
North American Full-Service Segment	$5,108	$4,848	$5,631
North American Limited-Service Segment	2,149	1,986	2,233
International Segment	1,245	1,145	1,544
Luxury Segment	1,563	1,413	1,659
Timeshare Segment	1,546	1,439	1,750

Total segment revenues	11,611	10,831	12,817
Other unallocated corporate	80	77	62

	$11,691	$10,908	$12,879

Income (Loss) from Continuing Operations Attributable to Marriott

($ in millions)	2010	2009	2008
North American Full-Service Segment	$318	$272	$419
North American Limited-Service Segment	298	265	395
International Segment	169	129	246
Luxury Segment	77	17	78
Timeshare Segment	121	(679)	28

Total segment financial results	983	4	1,166
Other unallocated corporate	(326)	(318)	(324)
Interest income and interest expense(1)	(106)	(93)	(124)
Income taxes(2)	(93)	61	(359)

	$458	$(346)	$359

(1)	Of the $180 million of interest expense shown on the Income Statement for year -end 2010 we allocated $55 million to our Timeshare segment.
(2)

The $61 million of income tax benefits for year-end 2009 included our benefit for income taxes of $65 million as shown in the Income Statements and taxes attributable to noncontrolling interests of $4 million.

Net Losses Attributable to Noncontrolling Interests

($ in millions)	2010	2009	2008
International Segment	$0	$0	$(1)
Timeshare Segment	0	11	25

Total segment net losses attributable to noncontrolling interests	0	11	24
Provision for income taxes	0	(4)	(9)

	$0	$7	$15

Equity in (Losses) Earnings of Equity Method Investees

($ in millions)	2010	2009	2008
North American Full-Service Segment	$2	$1	$3
North American Limited-Service Segment	(13)	(9)	0
International Segment	(7)	(11)	(2)
Luxury Segment	(2)	(32)	(12)
Timeshare Segment	(8)	(12)	11

Total segment equity in (losses) earnings	(28)	(63)	0
Other unallocated corporate	10	(3)	15

	$(18)	$(66)	$15

Depreciation and Amortization

($ in millions)	2010	2009	2008
North American Full-Service Segment	$31	$33	$29
North American Limited-Service Segment	19	18	20
International Segment	24	25	24
Luxury Segment	19	17	16
Timeshare Segment	36	42	46

Total segment depreciation and amortization	129	135	135
Other unallocated corporate	49	50	55

	$178	$185	$190

Assets

($ in millions)	At Year-End 2010	At Year-End 2009
North American Full-Service Segment	$1,203	$1,175
North American Limited-Service Segment	464	468
International Segment	841	849
Luxury Segment	871	653
Timeshare Segment	3,310	2,653

Total segment assets	6,689	5,798
Other unallocated corporate	2,294	2,135

	$8,983	$7,933

Equity Method Investments

($ in millions)	At Year-End 2010	At Year-End 2009
North American Full-Service Segment	$14	$14
North American Limited-Service Segment	87	100
International Segment	38	47
Luxury Segment	44	38
Timeshare Segment	1	2

Total segment equity method investments	184	201
Other unallocated corporate	6	7

	$190	$208

Goodwill

($ in millions)	North American Full-Service Segment	North American Limited-Service Segment	International Segment	Luxury Segment	Total Goodwill
Year-end 2008 balance:
Goodwill	$390	$86	$335	$192	$1,003
Accumulated amortization	(55)	(14)	(37)	(22)	(128)

	$335	$72	$298	$170	$875

Year-end 2009 balance:
Goodwill	$390	$86	$335	$192	$1,003
Accumulated amortization	(55)	(14)	(37)	(22)	(128)

	$335	$72	$298	$170	$875

Year-end 2010 balance:
Goodwill	$390	$86	$335	$192	$1,003
Accumulated amortization	(55)	(14)	(37)	(22)	(128)

	$335	$72	$298	$170	$875

Capital Expenditures

($ in millions)	2010	2009	2008
North American Full-Service Segment	$7	$18	$117
North American Limited-Service Segment	13	9	13
International Segment	35	33	45
Luxury Segment	168	1	6
Timeshare Segment	24	28	105

Total segment capital expenditures	247	89	286
Other unallocated corporate	60	58	71

	$307	$147	$357

Segment expenses include selling expenses directly related to the operations of the businesses, aggregating $419 million in 2010, $440 million in 2009, and $633 million in 2008. Approximately 85 percent for 2010, 86 percent for 2009 and 88 percent for 2008 of the selling expenses are related to our Timeshare segment.

Our Financial Statements include the following related to operations located outside the United States (which are predominately related to our International lodging segment):

1.	Revenues of $1,841 million in 2010, $1,700 million in 2009, and $2,230 million in 2008;

2.	Segment results of $252 million in 2010 ($91 million from Asia, $71 million from Continental Europe, $67 million from the Americas (excluding the United States), $23 million from the Middle East and Africa, and $4 million from Australia, partially offset by a segment loss of $4 million from the United Kingdom and Ireland), segment financial losses of $26 million in 2009, and segment results of $253 million in 2008. Segment losses for 2009 reflect timeshare-strategy impairment charges and restructuring costs, both for our Timeshare segment, totaling $176 million associated with the Americas (excluding the United States), Europe, Asia and the United Kingdom and Ireland of $100 million, $47 million, $22 million, and $7 million, respectively. Segment results for 2008 reflect restructuring costs and other charges, for our Timeshare segment, totaling $12 million associated with the Americas (excluding the United States) and with Europe of $2 million and $10 million, respectively; and

3.	Fixed assets of $350 million in 2010 and $325 million in 2009. At year-end 2010 and year-end 2009, fixed assets located outside the United States are included within the “Property and equipment” caption in our Balance Sheets.

We estimate that, for the 20-year period from 2011 through 2030, the cash flow associated with completing all phases of our existing portfolio of owned timeshare properties will be approximately $2.8 billion. This estimate is based on our current development plans, which remain subject to change.

18.	TIMESHARE STRATEGY–IMPAIRMENT CHARGES

In response to the difficult business conditions that the Timeshare segment’s timeshare, luxury residential, and luxury fractional real estate development businesses experienced, we evaluated our entire Timeshare portfolio in the 2009 third quarter. In order to adjust the business strategy to reflect current market conditions at that time, we approved plans for our Timeshare segment to take the following actions: (1) for our luxury residential projects, reduce prices, convert certain proposed projects to other uses, sell some undeveloped land, and not pursue further Marriott-funded residential development projects; (2) reduce prices for existing luxury fractional units; (3) continue short-term promotions for our U.S. timeshare business and defer the introduction of new projects and development phases; and (4) for our European timeshare and fractional resorts, continue promotional pricing and marketing incentives and not pursue further development. We designed these plans, which primarily relate to luxury residential and fractional resorts, to stimulate sales, accelerate cash flow, and reduce investment spending.

As a result of these decisions, in 2009 we recorded the charges shown in the following table in our Income Statements, with charges that impacted operating income under the “Timeshare strategy-impairment charges” caption and charges that impacted non-operating income under the “Timeshare strategy-impairment charges (non-operating)” caption:

($ in millions)	Impairment Charge
2009 Operating Income Charge
Inventory impairment	$529
Property and equipment impairment	64
Other impairments	21

Total operating income charge	614

2009 Non-Operating Income Charge
Joint venture impairment	71
Loan impairment	40
Funding liability	27

Total non-operating income charge	138

Total	$752

Total (after-tax)	$502

The impairment charges were non-cash, other than $27 million of charges associated with ongoing mezzanine loan fundings and $21 million of charges for purchase commitments. Grouped by product type and/or geographic location, these impairment charges consisted of $295 million associated with five luxury residential projects, $299 million associated with nine North American luxury fractional projects, $93 million related to one North American timeshare project, $51 million related to the four projects in our European timeshare and fractional business, and $14 million associated with two Asia Pacific timeshare resorts. Except for the $40 million loan impairment and the $27 million funding liability, we allocated the remaining pretax charges totaling $685 million to our Timeshare segment.

For additional information on these impairment charges, including how we determined these impairments and the inputs we used in calculating fair value, please see Footnote No. 20, “Timeshare Strategy-Impairment Charges,” in the Notes to the Financial Statements of our 2009 Form 10-K.

In the 2010 fourth quarter, we reversed (based on facts and circumstances surrounding the project, including progress on certain construction-related legal claims and potential funding of certain costs by one of our partners) $11 million of the $27 million funding liability we recorded in 2009. We recorded the reversal of the funding liability in the equity in (losses) earnings line in our Income Statement, but did not allocate it to any of our segments. In addition, the venture was unable to pay one of its promissory notes when it was due on December 31, 2010. The partners, on behalf of the venture, continue to negotiate an extension of the maturity date.

19.	RESTRUCTURING COSTS AND OTHER CHARGES

During the latter part of 2008, we experienced a significant decline in demand for hotel rooms worldwide based in part on the failures and near failures of a number of large financial service companies in the fourth quarter of 2008 and the dramatic downturn in the economy. Our capital-intensive Timeshare business was also hurt globally by the downturn in market conditions and particularly the significant deterioration in the credit markets. These declines resulted in reduced management and franchise fees, cancellation of development projects, reduced timeshare contract sales, and anticipated losses under guarantees and loans. In the fourth quarter of 2008, we put company-wide cost-saving measures in place in response to these declines, with individual company segments and corporate departments implementing further cost-saving measures. Upper-level management responsible for the Timeshare segment, hotel operations, development, and above-property level management of the various corporate departments and brand teams individually led these decentralized management initiatives.

The various initiatives resulted in restructuring costs and other charges in the 2008 fourth quarter. For information on the fourth quarter 2008 charges, see Footnote No. 20, “Restructuring Costs and Other Charges,” in the Notes to the Financial Statements of our 2008 Form 10-K. As part of the restructuring actions we began in 2008, we initiated further cost-saving measures in 2009 associated with our Timeshare segment, hotel development, and above-property level management that resulted in additional restructuring costs of $51 million in 2009. We completed this restructuring in 2009 and have not incurred additional expenses in connection with these initiatives. We also recorded $162 million of other charges in 2009. For information on the 2009 charges, see Footnote No. 21, “Restructuring Costs and Other Charges,” in the Notes to the Financial Statements of our 2009 Form 10-K.

Summary of Restructuring Costs and Liability

The following table provides additional information regarding our restructuring, including the balance of the liability at year-end 2010 and total costs incurred through the end of the restructuring in 2009:

($ in millions)	Restructuring Costs Liability at Year-End 2009	Cash Payments in 2010	Restructuring Costs Liability at Year-End 2010	Total Cumulative Restructuring Costs through 2009(1)
Severance-Timeshare	$4	$3	$1	$29
Facilities exit costs-Timeshare	18	5	13	34
Development cancellations-Timeshare	0	0	0	10

Total restructuring costs-Timeshare	22	8	14	73

Severance-hotel development	1	1	0	4
Development cancellations-hotel development	0	0	0	22

Total restructuring costs-hotel development	1	1	0	26

Severance-above property-level management	2	2	0	7

Total restructuring costs-above property-level management	2	2	0	7

Total restructuring costs	$25	$11	$14	$106

(1)	Includes charges recorded in the 2008 fourth quarter through year-end 2009. After 2009, we have not incurred and do not expect to incur additional restructuring expenses.

20.	VARIABLE INTEREST ENTITIES

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

Variable interest entities related to our timeshare note securitizations

We periodically securitize, without recourse, through special purpose entities, notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. These securitizations provide funding for us and transfer the economic risks and substantially all the benefits of the loans to third parties. In a securitization, various classes of debt securities that the special purpose entities issue are generally collateralized by a single tranche of transferred assets, which consist of timeshare notes receivable. We service the notes receivable. With each securitization, we may retain a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables or, in some cases, overcollateralization and cash reserve accounts.

Under GAAP as it existed prior to 2010, these entities met the definition of QSPEs, and we were not required to evaluate them for consolidation. We began evaluating these entities for consolidation when we implemented the new Transfers of Financial Assets and Consolidation standards in the 2010 first quarter. We created these entities to serve as a mechanism for holding assets and related liabilities, and the entities have no equity investment at risk, making them variable interest entities. We continue to service the notes, transfer all proceeds collected to these special purpose entities, and retain rights to receive benefits that are potentially significant to the entities. Accordingly, we concluded under the new Transfers of Financial Assets and Consolidation standards that we are the entities’ primary beneficiary and, therefore, consolidate them. Please see Footnote No. 1, “Summary of Significant Accounting Policies,” for additional information, including the impact of initial consolidation of these entities.

At year-end 2010, consolidated assets included in our Balance Sheet that are collateral for the obligations of these variable interest entities had a carrying amount of $1,081 million, comprised of $118 million of current notes receivable and $911 million of long-term notes receivable (each net of reserves), $7 million of interest receivable and $31 million and $14 million, respectively, of current and long-term restricted cash. Further, at year-end 2010, consolidated liabilities included in our Balance Sheet for these variable interest entities had a carrying amount of $1,020 million, comprised of $3 million of interest payable, $126 million of current portion of long-term debt, and $891 million of long-term debt. The noncontrolling interest balance was zero. The creditors of these entities do not have general recourse to us. As a result of our involvement with these entities, we recognized $147 million of interest income, offset by $51 million of interest expense to investors, and $4 million in debt issuance cost amortization.

The following table shows cash flows between us and the timeshare notes securitization variable interest entities:

Cash inflows:	2010
Proceeds from securitization	$215
Principal receipts	231
Interest receipts	142
Reserve release	3

Total	591

Cash outflows:
Principal to investors	$(230)
Repurchases	(93)
Interest to investors	(53)

Total	(376)

Net Cash Flows	$215

Under the terms of our timeshare note securitizations, we have the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limit such repurchases to 10 to 15 percent of the transaction’s initial mortgage balance. We made voluntary repurchases of defaulted notes of $68 million during 2010, $81 million during 2009, and $56 million during 2008. We also made voluntary repurchases of $25 million of other non-defaulted notes during 2010. Our maximum exposure to loss relating to the entities that own these notes is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding notes), plus cash reserves and any residual interest in future cash flows from collateral.

Other variable interest entities

In 2010, we completed the acquisition of the noncontrolling interest in an entity that develops and markets fractional ownership and residential interests. We had previously concluded that the entity was a variable interest entity because the voting rights were not proportionate to the economic interests and we had consolidated the entity because we were the primary beneficiary. Following our acquisition of the noncontrolling interest, we determined that this now wholly-owned entity was no longer a variable interest entity.

In 2010, we caused the sale of substantially all of the assets and liabilities of an entity in which we have a call option on the equity, resulting in an $18 million gain and net cash flow of $38 million. We had previously concluded that the entity, which holds property and land acquired for timeshare development that we operated as a hotel, was a variable interest entity because the equity investment at risk was not sufficient to permit it to finance its activities without additional support from other parties. We concluded we were the primary beneficiary because we had ultimate power to direct the activities that most significantly impact the entity’s economic performance. Our involvement with the entity did not have a material effect on our financial performance or cash flows prior to 2010.

We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets fractional ownership and residential interests. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. We have determined that we are not the primary beneficiary as power to direct the activities that most significantly impact economic performance of the entity is shared among the variable interest holders, and therefore do not consolidate the entity. In 2009, we fully impaired our equity investment and certain loans receivable due from the entity. In 2010, the continued application of equity losses to our outstanding loan receivable balance reduced its carrying value to zero. We may fund up to an additional $16 million and do not expect to recover this amount, which we have accrued and included in current liabilities. See Footnote No. 18, “Timeshare Strategy-Impairment Charges,” for additional information. We do not have any remaining exposure to loss related to this entity.

In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” of our Annual Report on Form 10-K for 2007, under the caption “2005 Acquisitions,” we manage hotels on behalf of tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At the end of 2010 we managed ten hotels on behalf of three tenant entities. The entities have minimal equity and minimal assets comprised of hotel working capital and furniture, fixtures, and equipment. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from its guarantees fully in connection with seven of these properties and partially in connection with the other three properties. At year-end 2010, the trust account held less than $1 million. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not bear the majority of the expected losses. We are secondarily liable (after exhaustion of funds from the trust account) for rent payments for seven of the ten hotels if there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these hotels totaled approximately $49 million. In addition, we are secondarily liable for rent payments of up to an aggregate cap of $15 million for the three other hotels if there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

21.	LEASES

We have summarized our future obligations under operating leases at year-end 2010, below:

($ in millions)	Minimum Lease Payments
Fiscal Year
2011	$143
2012	145
2013	129
2014	117
2015	115
Thereafter	862

Total minimum lease payments where we are the primary obligor	$1,511

Most leases have initial terms of up to 20 years and contain one or more renewal options, generally for five- or 10-year periods. These leases provide for minimum rentals and additional rentals based on our operations of the leased property. The total minimum lease payments above include $338 million, representing obligations of consolidated subsidiaries that are non-recourse to us.

The foregoing table does not reflect the following $58 million in aggregate minimum lease payments relating to the CTF leases further discussed in Footnote No. 20, “Variable Interest Entities,” $18 million in 2011; $15 million in 2012; $12 million in 2013; $8 million in 2014; $4 million in 2015; and $1 million thereafter.

The following table details the composition of rent expense associated with operating leases for the last three years:

($ in millions)	2010	2009	2008
Minimum rentals	$252	$262	$283
Additional rentals	67	63	67

	$319	$325	$350

We have summarized our future obligations under capital leases at year-end 2010 in the following table:

($ in millions)	Minimum Lease Payments
Fiscal Year
2011	$1
2012	1
2013	1
2014	1
2015	1
Thereafter	4

Total minimum lease payments	9
Less: amount representing interest	(3)

Present value of net minimum lease payments	$6

The “Long-term debt” caption in the accompanying Balance Sheets includes $6 million for year-end 2010 and $6 million for year-end 2009 that represents the present value of net minimum lease payments associated with capital leases.

22.	RELATED PARTY TRANSACTIONS

Equity Method Investments

We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. In addition, in some cases we provide loans, preferred equity or guarantees to these entities. We generally own between 10 and 49 percent of these equity method investments. Undistributed earnings attributable to our equity method investments represented approximately $1 million of our consolidated retained earnings at year-end 2010.

The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

($ in millions)	2010	2009	2008
Base management fees	$35	$44	$49
Franchise fees	0	0	0
Incentive management fees	3	2	11
Cost reimbursements	270	260	340
Owned, leased, corporate housing, and other	4	0	0

Total revenue	$312	$306	$400

General, administrative, and other	$(1)	$(1)	$(1)
Reimbursed costs	(270)	(260)	(340)
Gains and other income	6	6	12
Interest expense-capitalized	5	4	4
Interest income	3	8	3
Equity in (losses) earnings	(29)	(66)	15
Timeshare strategy-impairment charges (non-operating)	0	(138)	0
Provision for income taxes	0	0	1

Balance Sheet Data

($ in millions)	At Year-End 2010	At Year-End 2009
Current assets-accounts and notes receivable	$9	$10
Deferred development	2	2
Contract acquisition costs	28	26
Equity and cost method investments	190	208
Notes receivable	2	10
Deferred taxes, net asset	22	25
Other	0	1
Current liabilities:
Other	(25)	(31)
Other long-term liabilities	(8)	(13)

Summarized information for the entities in which we have equity method investments is as follows:

Income Statement Data

($ in millions)	2010	2009	2008
Sales	$914	$850	$1,342

Net (loss) income	$(77)	$(241)	$122

Balance Sheet Summary

($ in millions)	At Year-End 2010	At Year-End 2009
Assets (primarily comprised of hotel real estate managed by us)	$3,186	$3,228

Liabilities	$2,446	$2,339

23.	RELATIONSHIP WITH MAJOR CUSTOMER

At year-end 2010 and 2009, Host Hotels & Resorts, Inc., formerly known as Host Marriott Corporation, and its affiliates (“Host”) owned or leased 146 lodging properties that we operated under long-term agreements. We recognized the following revenues (which are included in our North American Full-Service, North American Limited-Service, Luxury, and International segments) from lodging properties owned or leased over the last three years: $2,036 million in 2010, $2,096 million in 2009, and $2,539 in 2008.

Host is also a partner in certain unconsolidated partnerships that own lodging properties that we operate under long-term agreements. As of year-end 2010 and 2009, Host was affiliated with five such properties. We recognized the following revenues (which are included in our North American Full-Service, Luxury, and International segments for 2010, 2009 and 2008, as well as our North American Limited-Service segment for 2008) from lodging properties associated with Host partnerships over the last three years: $112 million in 2010, $104 million in 2009, and $411 million in 2008.

24.	SUBSEQUENT EVENT

On February 14, 2011, we announced a plan to split the company’s businesses into two separate, publicly traded companies. Under the plan, we expect to spin off our timeshare operations and development business as a new independent company through a special tax-free dividend to our shareholders in late 2011. The new company will focus on the timeshare business as the exclusive developer and operator of timeshare, fractional, and related products under the Marriott brand and the exclusive developer of fractional and related products under the Ritz-Carlton brand. After the split, we will concentrate on the lodging management and franchise business. We will receive franchise fees from the new timeshare company’s use of the Marriott timeshare and Ritz-Carlton fractional brands.

As two separate public companies, Marriott and the new timeshare company will have separate boards of directors. William J. Shaw, who recently announced his retirement as vice chairman of Marriott and also resigned from its board, will become chairman of the board of the new timeshare company and Deborah Marriott Harrison, senior vice president of government affairs for Marriott, will serve as a board member of the new timeshare company. J.W. Marriott, Jr. will remain chairman of the board and chief executive officer of Marriott. Stephen P. Weisz, president of Marriott’s timeshare business since 1997 and a 39-year Marriott veteran, will become chief executive officer of the new company. We expect that the common stock of the new timeshare company will be listed on the New York Stock Exchange. We do not expect that the new timeshare company will pay a quarterly cash dividend or be investment grade in the near term.

We expect that the new timeshare company will file a Form 10 registration statement with the SEC in the second quarter 2011. At that time, we will disclose additional details about the proposed transaction, including respective pro forma balance sheets and pro forma income statements of the two companies. The transaction is subject to the receipt of normal and customary regulatory approvals and third-party consents, the execution of inter-company agreements, receipt of a favorable ruling from the Internal Revenue Service, arrangement of adequate financing facilities, final approval by our board of directors, and other related matters. The transaction will not require shareholder approval and will have no impact on Marriott’s contractual obligations to the existing securitizations. Subject to the completion of this ongoing work, and the receipt of regulatory approvals, the spin-off should be completed before year end 2011.

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)	Fiscal Year 2010 (1), (2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$2,630	$2,771	$2,648	$3,642	$11,691

Operating income	$180	$226	$167	$122	$695

Net income	83	119	83	173	458
Net losses attributable to noncontrolling interests, net of tax	0	0	0	0	0

Net income attributable to Marriott	$83	$119	$83	$173	$458

Diluted earnings per share attributable to Marriott shareholders	$0.22	$0.31	$0.22	$0.46	$1.21

($ in millions, except per share data)	Fiscal Year 2009 (1), (2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$2,495	$2,562	$2,471	$3,380	$10,908

Operating income (loss)	$40	$99	$(506)	$215	$(152)

Net (loss) income	(25)	35	(469)	106	(353)
Net losses attributable to noncontrolling interests, net of tax	2	2	3	0	7

Net (loss) income attributable to Marriott	$(23)	$37	$(466)	$106	$(346)

Diluted (losses) earnings per share attributable to Marriott shareholders	$(0.06)	$0.10	$(1.31)	$0.28	$(0.97)

(1)	The quarters consisted of 12 weeks, except for the fourth quarters of 2010 and 2009, which consisted of 16 weeks.
(2)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Items 10, 11, 12, 13, 14.

As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with the 2011 Annual Meeting of Shareholders by reference in this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.	We incorporate this information by reference to “Our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” “Transactions with Related Persons,” and “Selection of Director Nominees” sections of our Proxy Statement. We have included information regarding our executive officers and our Code of Ethics below.

Item 11. Executive Compensation.	We incorporate this information by reference to the “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” sections of our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	We incorporate this information by reference to the “Securities Authorized for Issuance Under Equity Compensation Plans” and the “Stock Ownership” sections of our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.	We incorporate this information by reference to the “Transactions with Related Persons,” and “Director Independence” sections of our Proxy Statement.

Item 14. Principal Accounting Fees and Services.	We incorporate this information by reference to the “Independent Registered Public Accounting Firm Fee Disclosure” and the “Pre-Approval of Independent Auditor Fees and Services Policy” sections of our Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 1, 2011, except where indicated.

Name and Title	Age	Business Experience

J.W. Marriott, Jr. Chairman of the Board and Chief Executive Officer	78	J.W. Marriott, Jr. has been Chief Executive Officer of the Company and its predecessors since 1972, and Chairman of the Board since 1985. He joined Marriott Corporation (now known as Host Hotels & Resorts, Inc.) in 1956, became President and a Director in 1964. Mr. Marriott serves on the Board of The J. Willard & Alice S. Marriott Foundation. He is a member of the National Business Council and the Executive Committee of the World Travel & Tourism Council. Mr. Marriott has served as a Director of the Company and its predecessors since 1964. He is the father of John W. Marriott III, the non-employee Vice Chairman of the Company’s Board of Directors.

Carl T. Berquist Executive Vice President and Chief Financial Officer	59	Carl T. Berquist is Executive Vice President and Chief Financial Officer of Marriott International, Inc., with responsibility for global finance, including financial reporting, project finance, global treasury, corporate tax, internal audit, and investor relations. His previous role was Executive Vice President of Financial Information and Enterprise Risk Management. Prior to joining Marriott in December 2002, Mr. Berquist was a partner at Arthur Andersen LLP. During his 28-year career with Arthur Andersen, Mr. Berquist held numerous leadership positions covering the management of the business as well as market facing operational roles, including managing partner of the worldwide real estate and hospitality practice. Mr. Berquist holds a B.S. in accounting from Penn State University and is a member of Penn State’s Smeal Business School’s Board of Visitors. He is also a member of the Board of Directors of Hertz Global Holdings, Inc.

Anthony G. Capuano Executive Vice President Global Development	45	Anthony G. Capuano began his Marriott International, Inc. career in 1995 as a part of the Market Planning and Feasibility team. Between 1997 and 2005, he led Marriott’s Full-Service Development efforts in the Western U.S. and Canada. In 2005, he assumed responsibility for Full-Service Development in North America. In 2008, his responsibilities expanded to include the Caribbean and Latin America. In early 2009, Mr. Capuano assumed responsibility for Global Development. Mr. Capuano began his professional career in Laventhol and Horwath’s Leisure Time Advisory Group. He then joined Kenneth Leventhal and Company’s hospitality consulting group in Los Angeles, CA. Mr. Capuano is an active member of the Cornell Society of Hotelmen.

Name and Title	Age	Business Experience

Simon F. Cooper President & Managing Director Asia Pacific	65	Simon F. Cooper is President and Managing Director, Asia Pacific. He oversees the operation, development and strategic positioning of the brands and luxury groups in Asia Pacific. Mr. Cooper was named President and Chief Operating Officer of The Ritz-Carlton Hotel Company, L.L.C. in February 2001 after a distinguished career with Marriott International, where he served three years as President of Marriott Lodging Canada. His first hospitality job was with Canadian Pacific Hotels & Resorts. Among his many professional honors, Mr. Cooper has served on the Woodrow Wilson International Centre for Scholars, Canada Institute Advisory Board and as Chairman of the Board of Governors for the prestigious University of Guelph. While he was President and COO at The Ritz-Carlton Hotel Company, L.L.C., Mr. Cooper presided over a major expansion of the brand which now numbers 73 hotels in countries around the world. In 2008 Mr. Cooper was named “Corporate Hotelier of the World” by HOTELS Magazine. In June of 2010, he received an Honorary Degree of Doctor of Laws from Canada’s University of Guelph. Born and educated in England, he earned an MBA from the University of Toronto.

Edwin D. Fuller President & Managing Director International Lodging	65	Edwin D. Fuller joined Marriott in 1972 and held numerous positions of increasing marketing, sales and operational responsibility, including Director of National and International Sales and Reservations, before being appointed Vice President of Marketing in 1979. Early in his career, Mr. Fuller established Marriott International’s original international reservations network and its sales and marketing organization in Europe and the Middle East. He became Regional Vice President of the Midwest Region in 1985 and Regional Vice President of the Western Region in 1988. In 1991, he assumed leadership of Marriott’s international lodging operations as Senior Vice President and Managing Director of International Lodging. He was named Executive Vice President and Managing Director of International Lodging in 1994 and was promoted to his current position in 1997. Mr. Fuller currently serves on the advisory boards of Boston University’s hotel and business schools where he is Chairman of the Hospitality Board and he was recently appointed to the university’s Board of Overseers. He also serves as Chairman of the Advisory Board for the University of California Irvine, Mirage School of Business, chairs the Governing Council of the International Tourism Partnership, is a commissioner of the California Travel & Tourism Commission, and serves on the Safe Kids Worldwide Board.

Name and Title	Age	Business Experience

Robert J. McCarthy Group President	57	Robert J. “Bob” McCarthy is Group President for Marriott International, Inc. Mr. McCarthy has overall responsibility for the financial management and leadership of over 3,000 hotels in the Americas spanning multiple lodging brands, and a work force of 120,000 associates. In addition, Mr. McCarthy oversees The Ritz-Carlton, as well as staff support services to Marriott’s continental organizations around the globe in sales, revenue management, marketing, brand management, and operations. He chairs Marriott’s Lodging Strategy Group. Mr. McCarthy is a member of the Dean’s Advisory Board at both the Villanova University School of Business and the Cornell University School of Hotel Administration. He serves as a board member of the Autism Learning Center as well as the ServiceSource Foundation, an organization supporting people with disabilities. Mr. McCarthy holds a bachelor’s degree in Business Administration from Villanova University in Villanova, PA.

Amy McPherson President & Managing Director Europe	49	Amy C. McPherson is President and Managing Director of Europe, a Division within Marriott that encompasses Continental Europe, the United Kingdom, and Ireland. Ms. McPherson joined Marriott in 1986 and most recently served as Executive Vice President of Global Sales and Marketing responsible for the Company’s global and field sales, marketing, Marriott Rewards program, revenue management and e-commerce. Other key positions held by Ms. McPherson include Senior Vice President of Business Transformation and Integration, and Vice President of Finance and Business Development. Prior to joining Marriott, she worked for Air Products & Chemicals in Allentown, PA.

David A. Rodriguez Executive Vice President Global Human Resources	52	David A. Rodriguez joined Marriott International and assumed the role of Senior Vice President-Staffing & Development in 1998. In 2003, he was appointed Executive Vice President-Human Resources for Marriott Lodging and in 2006 he assumed the role of Executive Vice President-Global Human Resources for Marriott International. Prior to joining Marriott International, he held several senior roles in human resources at Citicorp (now Citigroup) from 1989-1998.

Edward A. Ryan Executive Vice President and General Counsel	57	Edward A. Ryan was named Executive Vice President and General Counsel in November 2006. He joined Marriott in 1996 as Assistant General Counsel, was promoted to Senior Vice President and Associate General Counsel in 1999, when he had responsibility for all new management agreements and real estate development worldwide for full-service and limited-service hotels; in 2005 he also assumed responsibility for all corporate transactions and corporate governance. Prior to joining Marriott, Mr. Ryan was a Partner at the law firm of Hogan & Hartson in Washington, D.C.

Name and Title	Age	Business Experience

William J. Shaw Vice Chairman	65	William J. Shaw became Vice Chairman of Marriott International, Inc. in May 2009. He previously served as President and Chief Operating Officer of the Company and its predecessor, the former Marriott International, from 1997 until May 2009. He joined Marriott Corporation in 1974, was elected Corporate Controller in 1979 and a Corporate Vice President in 1982. In 1986, Mr. Shaw was elected Senior Vice President-Finance and Treasurer of Marriott Corporation. He was appointed Chief Financial Officer and Executive Vice President of Marriott Corporation in 1988. In 1992, he was named President of the Marriott Service Group. He also serves on the Board of Directors of Washington Mutual Investors Fund, the Board of Directors of the United Negro College Fund, the Board of Trustees of the University of Notre Dame and on the NCAA Leadership Advisory Board. Mr. Shaw served as a Director of the Company from March 1997 through February 11, 2011. Mr. Shaw has announced that he is retiring from the Company on March 31, 2011.

Arne M. Sorenson President and Chief Operating Officer	52	Arne M. Sorenson joined Marriott in 1996 as Senior Vice President of Business Development. He was appointed Executive Vice President and Chief Financial Officer in 1998 and assumed the additional title of President, Continental European Lodging, in January 2003. In May 2009, Mr. Sorenson was named President and Chief Operating Officer of the Company. Prior to joining Marriott, he was a Partner in the law firm of Latham & Watkins in Washington, D.C., where he played a key role in 1992 and 1993 in the distribution of Old MI by Marriott Corporation. Mr. Sorenson serves on the Board of Regents of Luther College in Decorah, Iowa. He also serves on the Board of Directors of Wal-Mart Stores, Inc. Mr. Sorenson became a member of the Company’s Board of Directors on February 11, 2011.

Stephen P. Weisz President Marriott Vacation Club International	60	Stephen P. Weisz joined Marriott Corporation in 1972 and was named Regional Vice President of the Mid-Atlantic Region in 1991. Mr. Weisz had previously served as Senior Vice President of Rooms Operations before being appointed Vice President of the Revenue Management Group. Mr. Weisz became Senior Vice President of Sales and Marketing for Marriott Hotels, Resorts & Suites in 1992 and Executive Vice President-Lodging Brands in 1994. Mr. Weisz was appointed to his current position in 1996. He serves as a Director of Mindshare Technologies, Inc.

Code of Ethics

The Company has long maintained and enforced an Ethical Conduct Policy that applies to all Marriott associates, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, and to each member of our Board of Directors. We have posted our Code of Ethics (“Ethical Conduct Policy”) in the “Corporate Governance” section, “Governance Documents” subsection of our Investor Relations website, www.Marriott.com/investor. Any future changes or amendments to our Ethical Conduct Policy and any waiver of our Ethical Conduct Policy that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, or member of the Board of Directors, will be posted to www.Marriott.com/investor.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the fifty-two weeks ended December 31, 2010, fifty-two weeks ended January 1, 2010, and fifty-three weeks ended January 2, 2009; (ii) the Consolidated Balance Sheets at December 31, 2010, and January 1, 2010; (iii) the Consolidated Statements of Cash Flows for the fifty-two weeks ended December 31, 2010, fifty-two weeks ended January 1, 2010, and fifty-three weeks ended January 2, 2009; (iv) the Consolidated Statements of Comprehensive Income for the fifty-two weeks ended December 31, 2010, fifty-two weeks ended January 1, 2010, and fifty-three weeks ended January 2, 2009; and (v) the Consolidated Statements of Shareholders’ Equity for the fifty-two weeks ended December 31, 2010, fifty-two weeks ended January 1, 2010, and fifty-three weeks ended January 2, 2009. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 18th day of February 2011.

MARRIOTT INTERNATIONAL, INC.

By:	/s/ J.W. Marriott, Jr.
J.W. Marriott, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/ J.W. Marriott, Jr.	Chairman of the Board, Chief Executive Officer and Director
J.W. Marriott, Jr.

PRINCIPAL FINANCIAL OFFICER and PRINCIPAL ACCOUNTING OFFICER:

/s/ Carl T. Berquist	Executive Vice President, Chief Financial Officer and Principal Accounting Officer
Carl T. Berquist

DIRECTORS:

/s/ John W. Marriott III John W. Marriott III, Vice Chairman of the Board	/s/ Harry J. Pearce Harry J. Pearce, Director

/s/ Mary K. Bush Mary K. Bush, Director	/s/ Steven S Reinemund Steven S Reinemund, Director

/s/ Lawrence W. Kellner Lawrence W. Kellner, Director	/s/ Lawrence M. Small Lawrence M. Small, Director

/s/ Debra L. Lee Debra L. Lee, Director	/s/ Arne M. Sorenson Arne M. Sorenson, Director

/s/ George Muñoz George Muñoz, Director