Form 10-Q
period 2011-03-25
MARRIOTT INTERNATIONAL INC /MD/
filed 2011-04-22
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 359,371,731 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 8, 2011.

MARRIOTT INTERNATIONAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 25, 2011	March 26, 2010
REVENUES
Base management fees	$134	$125
Franchise fees	103	91
Incentive management fees	42	40
Owned, leased, corporate housing, and other revenue	224	229
Timeshare sales and services	276	285
Cost reimbursements	1,999	1,860

	2,778	2,630
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	204	217
Timeshare-direct	225	235
Reimbursed costs	1,999	1,860
General, administrative, and other	159	138

	2,587	2,450

OPERATING INCOME	191	180
Gains and other income	2	1
Interest expense	(41)	(45)
Interest income	4	4
Equity in losses	(4)	(11)

INCOME BEFORE INCOME TAXES	152	129
Provision for income taxes	(51)	(46)

NET INCOME	$101	$83

EARNINGS PER SHARE-Basic
Earnings per share	$0.27	$0.23

EARNINGS PER SHARE-Diluted
Earnings per share	$0.26	$0.22

CASH DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0400

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	(Unaudited) March 25, 2011	December 31, 2010
ASSETS
Current assets
Cash and equivalents	$144	$505
Accounts and notes receivable (including from VIEs of $121 and $125 respectively)	944	938
Inventory	1,459	1,489
Current deferred taxes, net	241	246
Prepaid expenses	104	81
Other (including from VIEs of $27 and $31 respectively)	107	123

	2,999	3,382
Property and equipment	1,412	1,307
Intangible assets
Goodwill	875	875
Contract acquisition costs and other	802	768

	1,677	1,643
Equity and cost method investments	313	250
Notes receivable (including from VIEs of $849 and $911, respectively)	1,216	1,264
Deferred taxes, net	919	932
Other (including from VIEs of $14 and $14, respectively)	224	205

	$8,760	$8,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt (including from VIEs of $125 and $126, respectively)	$137	$138
Accounts payable	557	634
Accrued payroll and benefits	635	692
Liability for guest loyalty program	486	486
Other (including from VIEs of $2 and $3, respectively)	608	551

	2,423	2,501
Long-term debt (including from VIEs of $819 and $891, respectively)	2,720	2,691
Liability for guest loyalty program	1,342	1,313
Other long-term liabilities	889	893
Marriott shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,587	3,644
Retained earnings	3,310	3,286
Treasury stock, at cost	(5,518)	(5,348)
Accumulated other comprehensive income	2	(2)

	1,386	1,585

	$8,760	$8,983

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Twelve Weeks Ended
	March 25, 2011	March 26, 2010
OPERATING ACTIVITIES
Net income	$101	$83
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	35	39
Income taxes	35	22
Timeshare activity, net	81	68
Liability for guest loyalty program	33	24
Restructuring costs, net	(2)	(4)
Asset impairments and write-offs	2	2
Working capital changes and other	(146)	(74)

Net cash provided by operating activities	139	160
INVESTING ACTIVITIES
Capital expenditures	(62)	(25)
Loan advances	(2)	(2)
Loan collections and sales	2	2
Equity and cost method investments	(65)	(3)
Contract acquisition costs	(37)	(16)
Other	(14)	20

Net cash used in investing activities	(178)	(24)

FINANCING ACTIVITIES
Commercial paper/credit facility, net	42	(29)
Repayment of long-term debt	(77)	(121)
Issuance of Class A Common Stock	45	17
Dividends paid	(32)	0
Purchase of treasury stock	(300)	0

Net cash used in financing activities	(322)	(133)

(DECREASE)INCREASE IN CASH AND EQUIVALENTS	(361)	3
CASH AND EQUIVALENTS, beginning of period	505	115

CASH AND EQUIVALENTS, end of period	$144	$118

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (“Marriott,” and together with its subsidiaries “we,” “us,” or the “Company”). In order to make this report easier to read, we refer throughout to (i) our Condensed Consolidated Financial Statements as our “Financial Statements,” (ii) our Condensed Consolidated Statements of Income as our “Income Statements,” our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (iii) our properties, brands, or markets in the United States and Canada as “North America” or “North American,” and (iv) our properties, brands, or markets outside of the United States and Canada as “international.”

These condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Although we believe our disclosures are adequate to make the information presented not misleading, you should read the financial statements in this report in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, (“2010 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2010 Form 10-K.

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

Our 2011 first quarter ended on March 25, 2011; our 2010 fourth quarter ended on December 31, 2010; and our 2010 first quarter ended on March 26, 2010. In our opinion, our financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 25, 2011, and December 31, 2010, the results of our operations for the twelve weeks ended March 25, 2011, and March 26, 2010, and cash flows for the twelve weeks ended March 25, 2011, and March 26, 2010. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. We have also reclassified certain prior year amounts to conform to our 2011 presentation. See Footnote No. 13, “Business Segments,” for additional information on the reclassification of segment revenues, segment financial results, and segment assets to reflect movement of Hawaii to our North American segments from our International segment.

Restricted Cash

Restricted cash in our Balance Sheets at the end of the 2011 first quarter and year-end 2010 is recorded as $43 million and $55 million, respectively, in the “Other current assets” line and $32 million and $30 million, respectively, in the “Other long-term assets” line. Restricted cash primarily consists of cash held in a reserve account related to Timeshare segment notes receivable securitizations; cash held internationally that we have not repatriated due to statutory, tax and currency risks; and deposits received, primarily associated with timeshare interval, fractional ownership, and residential sales that are held in escrow until the contract has closed.

2.	New Accounting Standards

Accounting Standards Update No. 2010-06 – Provisions Effective in the 2011 First Quarter (“ASU No. 2010-06”)

Certain provisions of ASU No. 2010-06 became effective during our 2011 first quarter. Those provisions, which amended Subtopic 820-10, require us to present as separate line items all purchases,

sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation of fair value measurements, in contrast to the current aggregate presentation as a single line item. The adoption did not have a material impact on our financial statements or disclosures.

3.	Income Taxes

We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. We filed an Internal Revenue Service (“IRS”) refund claim relating to 2000 and 2001 for certain software development costs. The IRS disallowed the claims, and in July 2009, we protested the disallowance. This issue is pending in the IRS Appeals Division. With the exception of the refund claim for 2000 and 2001, the IRS has examined our federal income tax returns, and we have settled all issues for tax years through 2009.

We participated in the IRS Compliance Assurance Program (“CAP”) for the 2010 tax year, and are participating in CAP for 2011. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Various income tax returns are also under examination by foreign, state and local taxing authorities.

For the first quarter of 2011, we decreased unrecognized tax benefits by $1 million from $39 million at year-end 2010, primarily due to the expiration of the statute of limitations. The unrecognized tax benefits balance of $38 million at the end of the 2011 first quarter included $25 million of tax positions that, if recognized, would impact our effective tax rate.

As a large taxpayer, the IRS and other taxing authorities continually audit us. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next 52 weeks as a result of these audits, it remains possible that the amount of our liability for unrecognized tax benefits could change over that time period.

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

We recorded share-based compensation expense related to award grants of $21 million and $20 million for the twelve weeks ended March 25, 2011 and March 26, 2010, respectively. Deferred compensation costs related to unvested awards totaled $196 million and $113 million at March 25, 2011 and December 31, 2010, respectively.

RSUs

We granted 2.5 million RSUs during the first quarter of 2011 to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the date of grant. RSUs granted in the first quarter of 2011 had a weighted average grant-date fair value of $40.

SARs

We granted 0.7 million SARs to officers and key employees during the first quarter of 2011. These SARs expire 10 years after the date of grant and both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. These SARs had a weighted average grant-date fair value of $16.

We use a binomial method to estimate the fair value of each SAR granted, under which we calculate the weighted average expected SARs terms as the product of a lattice-based binomial valuation model that uses suboptimal exercise factors. We use historical data to estimate exercise behaviors and terms to retirement for separate groups of retirement eligible and non-retirement eligible employees.

We used the following assumptions to determine the fair value of the Employee SARs granted during the first quarter of 2011.

Expected volatility	32%
Dividend yield	0.73%
Risk-free rate	3.4%
Expected term (in years)	8

In making these assumptions, we based risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we converted to a continuously compounded rate. We based expected volatility on the weighted-average historical volatility, with periods with atypical stock movement given a lower weight to reflect stabilized long-term mean volatility.

Other Information

At the end of the 2011 first quarter, 54 million shares were reserved under the Comprehensive Plan, including 27 million shares under the Stock Option Program and the SAR Program.

5.	Fair Value of Financial Instruments

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We show the carrying values and the fair values of non-current financial assets and liabilities that qualify as financial instruments, determined in accordance with current guidance for disclosures on the fair value of financial instruments, in the following table.

	At March 25, 2011		At Year-End 2010
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$71	$72	$60	$63
Loans to timeshare owners – securitized	849	1,017	910	1,097
Loans to timeshare owners – non-securitized	189	196	169	176
Senior, mezzanine, and other loans – non-securitized	178	133	184	130
Restricted cash	32	32	30	30
Marketable securities	19	19	18	18

Total long-term financial assets	$1,338	$1,469	$1,371	$1,514

Non-recourse debt associated with securitized notes receivable	$(819)	$(694)	$(891)	$(745)
Senior Notes	(1,632)	(1,785)	(1,631)	(1,771)
Commercial paper	(42)	(42)	0	0
Other long-term debt	(145)	(137)	(142)	(138)
Other long-term liabilities	(68)	(64)	(71)	(67)
Long-term derivative liabilities	(1)	(1)	(1)	(1)

Total long-term financial liabilities	$(2,707)	$(2,723)	$(2,736)	$(2,722)

We estimate the fair value of both our securitized long-term loans to timeshare owners and a portion of our non-securitized long-term loans to timeshare owners using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model uses default rates, prepayment rates, coupon rates and loan terms for our securitized note portfolio as key drivers of risk and relative value, that when applied in combination with pricing parameters, determines the fair value of the underlying notes receivable. We value certain non-securitized loans to timeshare owners at their carrying value, rather than using our pricing model. We believe that the carrying value of such loans approximates fair value because the stated interest rates of these loans are consistent with current market rates and the reserve for these loans appropriately accounts for risks in default rates, prepayment rates, and loan terms.

We estimate the fair value of our senior, mezzanine, and other loans by discounting cash flows using risk-adjusted rates. We estimate the fair value of our cost method investments by applying a cap rate to stabilized earnings (a market approach). The carrying value of our restricted cash approximates its fair value.

We estimate the fair value of our non-recourse debt associated with securitized loans to timeshare owners by obtaining indicative bids from investment banks that actively issue and facilitate the secondary market for timeshare securities. As an additional measure, we internally generate cash flow estimates by modeling all bond tranches for our active securitization transactions, with consideration for the collateral specific to each tranche. The key drivers in this analysis include default rates, prepayment rates, bond interest rates and other structural factors, which we use to estimate the projected cash flows. In order to estimate market credit spreads by rating, we reviewed market spreads from timeshare note securitizations and other asset-backed transactions that occurred during the fourth quarter of 2010 and the first quarter of 2011. We then applied those estimated market spreads to swap rates in order to estimate an underlying discount rate for calculating the fair value of the active bonds. We concluded that the fair value of the bonds reflects a marginal premium over the book value resulting from relatively low current swap rates and credit spreads.

We estimate the fair value of our other long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, and we determine the fair value of our senior notes using quoted market prices. At the end of the 2011 first quarter the carrying value of our commercial paper approximated its fair value due to the short maturity. Other long-term liabilities represent guarantee costs and reserves and deposit liabilities. The carrying values of our guarantee costs and reserves approximate their fair values. We estimate the fair value of our deposit liabilities primarily by discounting future payments at a risk-adjusted rate.

We are required to carry our marketable securities at fair value. The carrying value of our marketable securities at the end of our 2011 first quarter was $19 million, which included debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs. We value these securities using directly observable Level 1 inputs.

We are also required to carry our derivative assets and liabilities at fair value. As of the end of our 2011 first quarter, we had derivative instruments in a long-term liability position of $1 million valued using Level 3 inputs. We value our Level 3 input derivatives using valuations that we calibrate to the initial trade prices, with subsequent valuations based on unobservable inputs to the valuation model, including interest rates and volatilities.

See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” of our 2010 Form 10-K for additional information.

6.	Earnings Per Share

The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share.

	Twelve Weeks Ended
(in millions, except per share amounts)	March 25, 2011	March 26, 2010
Computation of Basic Earnings Per Share
Net income	$101	$83
Weighted average shares outstanding	367.1	359.4

Basic earnings per share	$0.27	$0.23

Computation of Diluted Earnings Per Share
Net income	$101	$83

Weighted average shares outstanding	367.1	359.4
Effect of dilutive securities
Employee stock option and SARs plans	10.3	9.9
Deferred stock incentive plans	1.0	1.2
Restricted stock units	3.4	2.8

Shares for diluted earnings per share	381.8	373.3

Diluted earnings per share	$0.26	$0.22

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings.

In accordance with the applicable accounting guidance for calculating earnings per share, we did not include the following stock options and SARs in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended March 25, 2011, 1.0 million options and SARs, with exercise prices ranging from $40.84 to $49.03;

(b)	for the twelve-week period ended March 26, 2010, 3.8 million options and SARs, with exercise prices ranging from $31.05 to $49.03.

7.	Inventory

Inventory, totaling $1,459 million as of March 25, 2011 and $1,489 million as of December 31, 2010, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,442 million as of March 25, 2011 and $1,472 million as of December 31, 2010. Inventory totaling $17 million as of both March 25, 2011 and December 31, 2010, primarily relates to hotel operating supplies for the limited number of properties we own or lease. We primarily record Timeshare segment interval, fractional ownership, and residential products at the lower of cost or fair market value, in accordance with applicable accounting guidance, and we generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

We show the composition of our Timeshare segment inventory balances in the following table:

($ in millions)	March 25, 2011	December 31, 2010
Finished goods	$690	$732
Work-in-process	133	101
Land and infrastructure	619	639

	$1,442	$1,472

8.	Property and Equipment

We show the composition of our property and equipment balances in the following table:

($ in millions)	March 25, 2011	December 31, 2010
Land	$548	$514
Buildings and leasehold improvements	957	854
Furniture and equipment	1,050	984
Construction in progress	130	204

	2,685	2,556
Accumulated depreciation	(1,273)	(1,249)

	$1,412	$1,307

9.	Notes Receivable

We show the composition of our notes receivable balances (net of reserves and unamortized discounts) in the following table:

($ in millions)	March 25, 2011	December 31, 2010
Loans to timeshare owners – securitized	$964	$1,028
Loans to timeshare owners – non-securitized	247	225
Senior, mezzanine, and other loans – non-securitized	190	191

	1,401	1,444
Less current portion
Loans to timeshare owners – securitized	(115)	(118)
Loans to timeshare owners – non-securitized	(58)	(55)
Senior, mezzanine, and other loans – non-securitized	(12)	(7)

	$1,216	$1,264

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in our Balance Sheets. We show the composition of our long-term notes receivable balances (net of reserves and unamortized discounts) in the following table:

($ in millions)	March 25, 2011	December 31, 2010
Loans to timeshare owners	$1,038	$1,080
Loans to equity method investees	2	2
Other notes receivable	176	182

	$1,216	$1,264

The following tables show future principal payments (net of reserves and unamortized discounts) as well as interest rates, reserves and unamortized discounts for our securitized and non-securitized notes receivable.

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
2011	$58	$95	$153
2012	55	118	173
2013	32	124	156
2014	27	125	152
2015	97	120	217
Thereafter	168	382	550

Balance at March 25, 2011	$437	$964	$1,401

Weighted average interest rate at March 25, 2011	9.0%	13.1%	11.8%

Range of stated interest rates at March 25, 2011	0 to 19.5%	5.2 to 19.5%	0 to 19.5%

Notes Receivable Reserves

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Balance at year-end 2010	$203	$89	$292

Balance at March 25, 2011	$194	$87	$281

Notes Receivable Unamortized Discounts (1)

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Balance at year-end 2010	$13	$0	$13

Balance at March 25, 2011	$13	$0	$13

(1)	The discounts for both March 25, 2011 and year-end 2010 relate entirely to our Senior, Mezzanine, and Other Loans

Senior, Mezzanine, and Other Loans

We reflect interest income associated with “Senior, mezzanine, and other loans” in the “Interest income” caption in our Income Statements. At the end of the 2011 first quarter, our recorded investment in impaired “Senior, mezzanine, and other loans” was $90 million. We had a $76 million notes receivable reserve representing an allowance for credit losses, leaving $14 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2010, our recorded investment in impaired “Senior, mezzanine, and other loans” was $83 million, and we had a $74 million notes receivable reserve representing an allowance for credit losses, leaving $9 million of our investment in impaired loans, for which we had no related allowance for credit losses. During the 2011 and 2010 first quarters, our average investment in impaired “Senior, mezzanine, and other loans” totaled $86 million and $139 million, respectively.

The following table summarizes the activity related to our “Senior, mezzanine, and other loans” notes receivable reserve for the 2011 first quarter:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2010	$74
Additions	1
Write-offs	0
Transfers and other	1

Balance at March 25, 2011	$76

At the end of the 2011 first quarter, past due senior, mezzanine, and other loans totaled $6 million.

Loans to Timeshare Owners

We reflect interest income associated with “Loans to timeshare owners” of $39 million and $45 million for the 2011 and 2010 first quarters, respectively, in our Income Statements in the “Timeshare sales and services” revenue caption. Of the $39 million of interest income we recognized from these loans in the 2011 first quarter, $32 million was associated with securitized loans and $7 million was associated with non-securitized loans, compared with the $36 million associated with securitized loans and $9 million associated with non-securitized loans recognized in the 2010 first quarter.

The following table summarizes the activity related to our “Loans to timeshare owners” notes receivable reserve for the 2011 first quarter:

($ in millions)	Non-Securitized Notes Receivable Reserve	Securitized Notes Receivable Reserve	Total
Balance at year-end 2010	$129	$89	$218
Additions for current year securitizations	7	0	7
Write-offs	(20)	0	(20)
Defaulted note repurchase activity (1)	8	(8)	0
Other (2)	(6)	6	0

Balance at March 25, 2011	$118	$87	$205

(1)	Decrease in securitized reserve and increase in non-securitized reserve was attributable to the transfer of the reserve when we repurchased the notes.
(2)	Consists of static pool and default rate assumption changes.

As of March 25, 2011 and year-end 2010, we estimated average remaining default rates of 8.61 percent and 9.25 percent, respectively, for both non-securitized and securitized timeshare notes receivable.

We show our recorded investment in nonaccrual “Loans to timeshare owners” loans in the following table:

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Investment in loans on nonaccrual status at March 25, 2011	$103	$19	$122

Investment in loans on nonaccrual status at year-end 2010	$113	$15	$128

Average investment in loans on non-accrual status during 2011 first quarter	$108	$17	$125

Average investment in loans on non-accrual status during 2010 first quarter	$112	$13	$125

We show the aging of the recorded investment (before reserves) in “Loans to timeshare owners” in the following table:

($ in millions)	March 25, 2011
31 – 90 days past due	$38
91 – 150 days past due	20
Greater than 150 days past due	102

Total past due	160
Current	1,256

Total loans to timeshare owners	$1,416

10.	Long-term Debt

We provide detail on our long-term debt balances in the following table:

($ in millions)	March 25, 2011	December 31, 2010
Non-recourse debt associated with securitized notes receivable, interest rates ranging from 0.30% to 7.20% (weighted average interest rate of 4.97%)	$944	$1,016
Less current portion	(125)	(126)

	819	890

Senior Notes:
Series F, interest rate of 4.625%, face amount of $348, maturing June 15, 2012 (effective interest rate of 5.01%) (1)	348	348
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.52%) (1)	305	304
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.28%) (1)	289	289
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.43%) (1)	291	291
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013 (effective interest rate of 5.69%) (1)	399	399
Commercial paper, average interest rate of 0.3867% at March 25, 2011	42	0
$2,404 Effective Credit Facility	0	0
Other	239	182

	1,913	1,813
Less current portion	(12)	(12)

	1,901	1,801

	$2,720	$2,691

(1)	Face amount and effective interest rate are as of March 25, 2011.

The non-recourse debt associated with securitized notes receivable was, and to the extent currently outstanding is, secured by the related notes receivable. All of our other long-term debt was, and to the extent currently outstanding is, recourse to us but unsecured. Other debt in the preceding table includes capital leases.

We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $2.404 billion of aggregate effective borrowings to support general corporate needs, including working capital, capital expenditures, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. The Credit Facility expires on May 14, 2012. Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus a fixed spread. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. See the “Cash Requirements and Our Credit Facilities” caption later in this report in the “Liquidity and Capital Resources” section for information on our available borrowing capacity at March 25, 2011.

Each of our securitized notes receivable pools contains various triggers relating to the performance of the underlying notes receivable. If a pool of securitized notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds by deal) transaction provisions effectively redirect the monthly excess spread we typically receive from that pool (related to the interests we retained), to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. During the first quarter of 2011, one pool that reached a performance trigger at year-end 2010 returned to compliance while one other reached a performance trigger. At the end of the first quarter of 2011, this was the only pool that was still out of compliance with applicable triggers. As a result of performance triggers, a total of $2 million in cash of excess spread was used to pay down debt during the 2011 first quarter. At March 25, 2011, we had 13 securitized notes receivable pools outstanding.

We show future principal payments (net of unamortized discounts) and unamortized discounts for our securitized and non-securitized debt in the following tables:

Debt Principal Payments (net of unamortized discounts)

($ in millions)	Non-Recourse Debt	Other Debt	Total
2011	$104	$51	$155
2012	128	364	492
2013	134	414	548
2014	136	67	203
2015	129	313	442
Thereafter	313	704	1,017

Balance at March 25, 2011	$944	$1,913	$2,857

As the contractual terms of the underlying securitized notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier due to prepayments by the notes receivable obligors.

Unamortized Debt Discounts

($ in millions)	Non-Recourse Debt	Other Debt	Total
Balance at December 31, 2010	$0	$16	$16

Balance at March 25, 2011	$0	$15	$15

We paid cash for interest, net of amounts capitalized, of $24 million in the 2011 first quarter and $27 million in the 2010 first quarter.

11.	Comprehensive Income and Capital Structure

We detail comprehensive income in the following table:

	Twelve Weeks Ended
($ in millions)	March 25, 2011	March 26, 2010
Net income	$101	$83
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5	(13)
Other derivative instrument adjustments	(1)	0

Total other comprehensive income (loss), net of tax	4	(13)

Comprehensive income	$105	70

The following table details changes in shareholders’ equity.

(in millions, except per share amounts)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
366.9	Balance at year-end 2010	$1,585	$5	$3,644	$3,286	$(5,348)	$(2)
0	Net income	101	0	0	101	0	0
0	Other comprehensive income	4	0	0	0	0	4
0	Cash dividends ($0.0875 per share)	(32)	0	0	(32)	0	0
4.0	Employee stock plan issuance	28	0	(57)	(45)	130	0
(7.8)	Purchase of Treasury stock	(300)	0	0	0	(300)	0

363.1	Balance at March 25, 2011	$1,386	$5	$3,587	$3,310	$(5,518)	$2

12.	Contingencies

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

We show the maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings in the following table.

($ in millions)
Guarantee Type	Maximum Potential Amount of Future Fundings at March 25, 2011	Liability for Expected Future Fundings at March 25, 2011
Debt service	$41	$4
Operating profit	123	21
Other	49	2

Total guarantees where we are the primary obligor	$213	$27

We included our liability for expected future fundings at March 25, 2011, in our Balance Sheet as follows: $4 million in the “Other current liabilities” and $23 million in the “Other long-term liabilities.”

Our guarantees listed in the preceding table include $35 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties.

The guarantees in the preceding table do not include the following:

•

$125 million of guarantees related to Senior Living Services lease obligations of $80 million (expiring in 2013) and lifecare bonds of $45 million (estimated to expire in 2016), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $7 million of the lifecare bonds; Health Care Property Investors, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $37 million of the lifecare bonds, and Five Star Senior Living is the primary obligor on the remaining $1 million of lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. While we currently do not expect to fund under the guarantees, Sunrise’s SEC filings suggest that Sunrise’s continued ability to meet these guarantee obligations cannot be assured given Sunrise’s financial position and limited access to liquidity.

•

Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $52 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $7 million (€5 million) of which remained at March 25, 2011. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•

A project completion guarantee to a lender for a joint venture project with an estimated aggregate total cost of $592 million. We are liable on a several basis with our partners in an amount equal to our 34 percent pro rata ownership in the joint venture. Our liability associated with this guarantee had a carrying value of $16 million at March 25, 2011, as further discussed in Footnote No. 16, “Variable Interest Entities.”

•

A project completion guarantee that we provided to another lender for a joint venture project with an estimated aggregate total cost of $515 million (Canadian $503 million). The associated joint venture will satisfy payments for cost overruns for this project through contributions from the partners or from borrowings, and we are liable on a several basis with our partners in an amount equal to our 20 percent pro rata ownership in the joint venture. In 2010, our partners executed documents indemnifying us for any payments that may be required for this guaranty obligation. Our liability associated with this project completion guarantee had a carrying value of $3 million at March 25, 2011.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted in the preceding paragraphs, as of March 25, 2011, we had the following commitments outstanding:

•

Commitments to invest up to $17 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $1 million of these commitments within one year and $10 million within three years. We do not expect to fund $6 million of these investment commitments.

•	A commitment, with no expiration date, to invest up to $28 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

•

A commitment for $18 million to purchase timeshare units upon completion of construction for use in our Asia Pacific Points Club program. We have already made deposits of $11 million in conjunction with this commitment. We expect to fulfill the remaining $7 million in the 2011 second quarter.

•	A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property that we expect to fund within three years.

•	A commitment, with no expiration date, to invest up to $7 million in a joint venture that we do not expect to fund.

•	$3 million (€2 million) of other purchase commitments that will be funded over the next three years, as follows: $1 million in each of 2012, 2013 and 2014.

•

$4 million of loan commitments that we have extended to owners of lodging properties. We expect to fund approximately $1 million of these commitments within three years, and do not expect to fund the remaining $3 million of commitments, $1 million of which will expire within one year, $1 million of which will expire within three years, and $1 million of which will expire after five years.

•

A $1 million commitment, with no expiration date, to a hotel real estate investment trust in which we have an ownership interest that we do not expect to fund. The commitment is pledged as collateral for certain trust investments.

•

A commitment to invest up to $3 million in a joint venture, which we expect to fund completely in 2011. The investment is incurred on behalf of the Hotel owners and franchisees and will be recovered through sales and marketing services arrangement.

•

We have a right and under certain circumstances an obligation to acquire our joint venture partner’s remaining 50 percent interest in two joint ventures over the next ten years at a price based on the performance of the ventures.

•	We have a commitment to invest up to $5 million (€4 million) in an existing joint venture during the second quarter of 2011 if certain events take place.

•

We have a right and under certain circumstances an obligation to acquire the landlord’s interest in the real estate property and attached assets of a hotel that we lease for approximately $62 million (€45 million) during the next three years.

At March 25, 2011, we had $79 million of letters of credit outstanding ($76 million under our Credit Facility and $3 million outside the Credit Facility), the majority of which related to our self-insurance programs. Surety bonds issued as of March 25, 2011, totaled $212 million, the majority of which federal, state and local governments requested in connection with our lodging operations, Timeshare segment operations, and self-insurance programs.

13.	Business Segments

We are a diversified hospitality company with operations in five business segments:

•

North American Full-Service Lodging, which includes the Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott, Renaissance Hotels, Renaissance ClubSport, and Autograph Collection properties located in the United States and Canada;

•

North American Limited-Service Lodging, which includes the Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay properties located in the United States and Canada;

•

International Lodging, which includes the Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Autograph, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments properties located outside the United States and Canada;

•

Luxury Lodging, which includes The Ritz-Carlton and Bulgari Hotels & Resorts properties worldwide (together with residential properties associated with some Ritz-Carlton hotels), as well as EDITION, which opened its first hotel on September 28, 2010; and

•

Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott timeshare, fractional ownership, and residential properties worldwide. See Footnote No. 16, “Planned Spin-off,” later in this report for a discussion of our plans for a spin-off of our timeshare operations and timeshare development business.

In 2011, we changed the management reporting structure for properties located in Hawaii. In conjunction with that change, we now report revenues and financial results for properties located in Hawaii in our North American segments rather than in our International segment. In addition, we now recognize in our Timeshare segment some base management fees we previously recognized in our International segment. For comparability, we have reclassified prior year segment revenues, segment financial results, and segment assets to reflect these changes. These reclassifications only affect our segment reporting, and do not change our total consolidated revenue, operating income, or net income or our total segment revenues or total segment financial results.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. With the exception of our Timeshare segment, we do not allocate interest income or interest expense to our segments. We include interest income and interest expense associated with our Timeshare segment notes in our Timeshare segment results because financing sales and securitization transactions are an integral part of that segment’s business. In addition, we allocate other gains and losses, equity in earnings or losses from our joint ventures, divisional general, administrative, and other expenses, and income or losses attributable to noncontrolling interests to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments.

We aggregate the brands presented within our North American Full-Service, North American Limited-Service, International, Luxury, and Timeshare segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environment of the brands and operations within each segment and our organizational and management reporting structure.

Revenues

	Twelve Weeks Ended
($ in millions)	March 25, 2011	March 26, 2010
North American Full-Service Segment	$1,251	$1,170
North American Limited-Service Segment	502	461
International Segment	266	258
Luxury Segment	385	366
Timeshare Segment	358	360

Total segment revenues	2,762	2,615
Other unallocated corporate	16	15

	$2,778	$2,630

Net Income

	Twelve Weeks Ended
($ in millions)	March 25, 2011	March 26, 2010
North American Full-Service Segment	$78	$71
North American Limited-Service Segment	72	59
International Segment	36	32
Luxury Segment	18	21
Timeshare Segment	35	26

Total segment financial results	239	209
Other unallocated corporate	(62)	(53)
Interest expense and interest income (1)	(25)	(27)
Income taxes	(51)	(46)

	$101	$83

(1)

Of the $41 million and $45 million of interest expense shown on the Income Statement for the twelve weeks ended March 25, 2011 and March 26, 2010, we allocated $12 and $14 million, respectively, to our Timeshare Segment.

Equity in Losses of Equity Method Investees

	Twelve Weeks Ended
($ in millions)	March 25, 2011	March 26, 2010
North American Full-Service Segment	$(1)	$0
North American Limited-Service Segment	(2)	(5)
Luxury Segment	(1)	(1)
Timeshare Segment	0	(5)

Total segment equity in losses	$(4)	$(11)

Assets

	At Period End
($ in millions)	March 25, 2011	December 31, 2010
North American Full-Service Segment	$1,250	$1,221
North American Limited-Service Segment	476	465
International Segment	1,004	822
Luxury Segment	870	871
Timeshare Segment	3,230	3,310

Total segment assets	6,830	6,689
Other unallocated corporate	1,930	2,294

	$8,760	$8,983

We estimate that, for the 20-year period from 2011 through 2030, the cash outflow associated with completing all phases of our existing portfolio of owned timeshare properties will be approximately $2.2 billion. This estimate is based on our current development plans, which remain subject to change.

14.	Acquisitions and Dispositions

In the first quarter of 2011, we contributed approximately $51 million (€37 million) in cash for the intellectual property and associated 50 percent interests in two new joint ventures formed for the operation, management and development of AC Hotels by Marriott, initially in Europe but eventually in other parts of the world. The hotels will be managed by the joint ventures or franchised at the direction of the joint ventures. As noted in Footnote No. 12, “Contingencies,” we have a right and, in some circumstances, an obligation to acquire the remaining interest in the joint ventures over the next ten years.

In the first quarter of 2011, we acquired certain assets and a leasehold on a hotel for an initial payment of $34 million (€25 million) in cash plus fixed annual rent. See Footnote No. 17, “Leases,” for additional information. As noted in Footnote No. 12, “Contingencies,” we also have a right and, in some circumstances, an obligation to acquire the landlord’s interest in the real estate property and attached assets of this hotel for $62 million (€45 million) during the next three years.

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

Under GAAP as it existed prior to 2010, those entities met the definition of QSPEs, and we were not required to evaluate them for consolidation. We began evaluating those entities for consolidation when we implemented the new Transfers of Financial Assets and Consolidation standards in the 2010 first quarter. We created those entities to serve as a mechanism for holding assets and related liabilities, and the entities have no equity investment at risk, making them variable interest entities. We continue to service the notes, transfer all proceeds collected to those special purpose entities, and retain rights to receive potentially significant benefits. Accordingly, we concluded under the new Transfers of Financial Assets and Consolidation standards that we are the entities’ primary beneficiary and, therefore, consolidate them.

At March 25, 2011, consolidated assets on our Balance Sheet included collateral for the obligations of those variable interest entities with a carrying amount of $1,011 million, comprised of $115 million of current notes receivable and $849 million of long-term notes receivable (each net of reserves), $6 million of interest receivable and $27 million and $14 million, respectively, of current and long-term restricted cash. Further, at March 25, 2011, consolidated liabilities on our Balance Sheet included liabilities for those variable interest entities with a carrying amount of $946 million, comprised of $2 million of interest payable, $125 million of current portion of long-term debt, and $819 million of long-term debt. The noncontrolling interest balance for those entities was zero. The creditors of those entities do not have general recourse to us. As a result of our involvement with these entities, we recognized $32 million of interest income, offset by $12 million of interest expense to investors.

We show our cash flows to and from the timeshare notes securitization variable interest entities in the following table:

	Twelve Weeks Ended
	March 25, 2011	March 26, 2010
Cash inflows:
Principal receipts	$59	$63
Interest receipts	33	36

Total	92	99

Cash outflows:
Principal to investors	$(60)	$(62)
Repurchases	(12)	(17)
Interest to investors	(13)	(15)

Total	(85)	(94)

Net Cash Flows	$7	$5

Under the terms of our timeshare note securitizations, we have the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limit such repurchases to 10 to 15 percent of the transaction’s initial mortgage balance. We made voluntary repurchases of defaulted notes of $12 million during the first quarter of 2011 and $17 million during the first quarter of 2010. Our maximum exposure to loss relating to the entities that own these notes is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding notes), plus cash reserves and any residual interest in future cash flows from collateral.

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

In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” of our Annual Report on Form 10-K for 2007, under the caption “2005 Acquisitions,” we manage hotels on behalf of tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At March 25, 2011, we managed ten hotels on behalf of three tenant entities. The entities have minimal equity and minimal assets comprised of hotel working capital and furniture, fixtures, and equipment. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from its guarantees fully in connection with seven of these properties and partially in connection with the other three properties. At March 25, 2011, the trust account has been fully depleted. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not bear the majority of the expected losses. We are liable for rent payments for seven of the ten hotels if there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these hotels totaled approximately $36 million. In addition, we are liable for rent payments of up to an aggregate cap of $15 million for the three other hotels if there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

16.	Planned Spin-off

On February 14, 2011, we announced a plan to separate the company’s businesses into two separate, publicly traded companies. Under the plan, we expect to spin-off our timeshare operations and timeshare development business as a new independent company through a special tax-free dividend to our shareholders in late 2011. The new company will focus on the timeshare business as the exclusive developer and operator of timeshare, fractional, and related products under the Marriott brand and the exclusive developer of fractional and related products under The Ritz-Carlton brand. In the separation, we will retain the lodging management and franchise businesses. We expect to receive franchise fees totaling approximately two percent of developer contract sales plus $50 million annually for the new timeshare company’s use of the Marriott timeshare and Ritz-Carlton fractional brands. The franchise fee is also expected to include a periodic inflation adjustment.

We anticipate that the new timeshare company will file a Form 10 registration statement with the SEC in the second quarter 2011. We expect that the common stock of the new timeshare company will be listed on the New York Stock Exchange. We do not expect that the new timeshare company will pay a quarterly cash dividend or be investment grade in the near term. The transaction is subject to final approval of our Board, the receipt of normal and customary regulatory approvals and third-party consents, the execution of inter-company agreements, receipt of a favorable ruling from the Internal Revenue Service, arrangement of adequate financing facilities, final approval by our board of directors, and other related matters. The transaction will not require shareholder approval and will have no impact on Marriott’s contractual obligations to the existing securitizations. While we expect that the spin-off will be completed before year-end 2011, we cannot assure you that it will be completed on the anticipated schedule or that its terms will not change. See “Part II, Item 1A – Risk Factors” for certain risk factors relating to the Planned Spin-off Risks.

Because of the anticipated continuing involvement between the companies, we do not expect the spin-off of the timeshare operations and timeshare development business to qualify under GAAP for discontinued operations presentation in our financial statements.

17.	Leases

As noted in Footnote No. 14, “Acquisitions and Dispositions,” in the 2011 first quarter we acquired a leasehold on a hotel for an initial payment of $34 million (€25 million) in cash plus fixed annual rent. We account for this leasehold as a capital lease. See Footnote No. 21, “Leases,” of our 2010 Form 10-K for information regarding our other leases.

The following table details the aggregate minimum lease payments through the initial lease term, which ends in 2014:

($ in millions)	Minimum Lease Payments
2011	$2
2012	2
2013	2
2014	62

Total minimum lease payments	68
Less: amount representing interest	(6)

Present value of net minimum lease payments	$62

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

In addition, see the “Item 1A. Risk Factors” caption in the “Part II-OTHER INFORMATION” section of this report.

BUSINESS AND OVERVIEW

Lodging

Conditions for our lodging business improved in the 2011 first quarter reflecting an improving economic climate in most markets around the world, strong unit growth, and the impact of operating efficiencies across our company. While the recent recession significantly affected lodging demand and hotel pricing, occupancies began to improve late in 2009 and that improvement continued throughout 2010. Room rates began to stabilize and improve in some markets in the 2010 second quarter, and that improvement continued, strengthened and expanded to other markets throughout the rest of 2010. In the 2011 first quarter, worldwide average daily rates increased 3.0 percent on a constant dollar basis to $128.91 for comparable systemwide properties, with RevPAR increasing 6.5 percent to $83.29 and occupancy increasing 2.1 percentage points to 64.6 percent.

While worldwide RevPAR for the 2011 first quarter remains well below 2008 levels, we continued to see strengthening in comparable properties in Asia, Europe, the Caribbean, Latin America, and in our luxury properties around the world. Our properties in Asia are benefitting particularly from strong economic growth in that region. Demand at properties in the Middle East was weak reflecting unrest in that region, and demand in Japan was also weak reflecting the impact of the aftermath of the earthquake and tsunami. For comparable properties in North America, most markets reflect strong demand and modest supply growth. In Washington, D.C., a shorter Congressional calendar and budget negotiations reduced lodging demand. In New York, new supply constrained RevPAR growth somewhat.

We monitor market conditions continuously and carefully price our rooms daily to meet individual hotel demand levels. We modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms improved in 2010 and that improvement has continued into 2011, which allowed us to reduce discounting and special offers for transient business. This mix improvement benefited average daily rates at many hotels.

Our hotels serve both transient and group customers. Group customers typically book rooms and meeting space with significant lead times. Typically, two-thirds of group business is booked prior to the year of arrival and one-third is booked in the year of arrival. In the 2011 first quarter, fewer near-term group meetings were booked in-the-quarter-for-the-quarter than in the prior year. At the same time, new groups continued to book for later quarters in 2011 and our pace of group bookings for the 2011 full year improved. While group pricing tends to lag transient pricing due to the significant lead times for group bookings, overall business transient demand is strong and corporate group demand is improving.

Properties in our system continue to maintain very tight cost controls. Where appropriate for market conditions, we have maintained many of our 2009 property-level cost saving initiatives regarding menus and restaurant hours, room amenities, cross-training personnel, and utilizing personnel at multiple properties where feasible. We also control above-property costs, which we allocate to hotels, by remaining focused on systems, processing, and support areas. In addition, we continue to require (where legally permitted) or encourage employees to use their vacation time accrued during the year.

Our lodging business model involves managing and franchising hotels, rather than owning them. At March 25, 2011, we operated 44 percent of the hotel rooms in our system under management agreements, our franchisees operated 53 percent under franchise agreements, we owned or leased two percent, and one percent were operated or franchised through unconsolidated joint ventures. Our emphasis on long-term management contracts and franchising tends to provide more stable earnings in periods of economic softness, while the addition of new hotels to our system generates growth. This strategy has allowed substantial growth while reducing financial leverage and risk in a cyclical industry. In addition, we believe we increase our financial flexibility by reducing our capital investments and adopting a strategy of recycling the investments that we make.

We currently have more than 95,000 rooms in our lodging development pipeline. During the first quarter of 2011 we added 14,203 rooms (gross). Approximately 80 percent of new rooms were located outside the United States, half of the new rooms were associated with the new AC Hotels joint venture, and 14 percent of the room additions were conversions from competitor brands. For the full 2011 fiscal year, we expect to add approximately 35,000 rooms (gross) to our system. The figures in this paragraph do not include residential, timeshare, or ExecuStay units.

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

We earn base management fees and incentive management fees on the hotels that we manage, and we earn franchise fees on the hotels operated by others under franchise agreements with us. Base fees are typically a percentage of property-level revenue while incentive fees are typically a percentage of net house profit adjusted for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less non-controllable expenses such as insurance, real estate taxes, capital spending reserves, and the like. As compared to the 2010 first quarter, base management, incentive and franchise fees in the 2011 first quarter have increased reflecting strengthening RevPAR and unit growth.

Timeshare

On February 14, 2011, we announced a plan to split the company’s businesses into two separate, publicly traded companies. Under the plan, we expect to spin-off our timeshare operations and timeshare development business as a new independent company through a special tax-free dividend to our shareholders in late 2011. Please see Footnote No. 16, “Planned Spin-off,” of the Notes to our Financial Statements and “Part II, Item 1A – Risk Factors; Planned Spin-off Risks” for additional information.

Timeshare segment contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential ownership products before the adjustment for percentage-of-completion accounting. Contract sales for our timeshare, fractional, and residential products decreased in the 2011 first quarter, compared to 2010, largely due to difficult comparisons driven by sales promotions in the 2010 first quarter as well as the start-up impact of our shift from the sale of weeks-based to points-based products. By year-end 2010, timeshare pricing had improved because we had largely discontinued or reduced the purchase incentives. In addition, beginning in May of 2010, we began targeting more of our marketing efforts towards our existing owner base as we launched our points-based Marriott Vacation Club Destinations program. Contract sales to existing owners totaled more than 61 percent and 48 percent of contract sales for the 2011 and 2010 first quarters, respectively. While sales to existing customers were strong, with fewer sales to new customers and a lower average contract price, contract sales declined as compared to the year ago quarter. We expect to shift our marketing focus from the existing owner base to new owners in the second half of 2011. Demand for fractional and residential units remains weak.

As with Lodging, our Timeshare properties continue to maintain very tight cost controls, and during 2011 we continue to require (where legally permitted) or encourage employees to use their vacation time accrued during 2011.

Since the sale of timeshare and fractional intervals and condominiums follows the percentage-of-completion accounting method, current demand may not always be reflected in our Timeshare segment results until later accounting periods.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks ended March 25, 2011, compared to the twelve weeks ended March 26, 2010.

Revenues

Revenues increased by $148 million (6 percent) to $2,778 million in the first quarter of 2011 from $2,630 million in the first quarter of 2010, as a result of higher: cost reimbursements revenue ($139 million); base management and franchise fees ($21 million); and incentive management fees ($2 million (comprised of a $1 million increase for North America and a $1 million increase outside of North America)). These increases were partially offset by lower Timeshare sales and services revenue ($9 million) and lower owned, leased, corporate housing, and other revenue ($5 million).

The increases in base management fees, to $134 million in the 2011 first quarter from $125 million in the 2010 first quarter, and in franchise fees, to $103 million in the 2011 first quarter from $91 million in the 2010 first quarter, primarily reflected stronger RevPAR and, to a lesser extent, the impact of unit growth across the system.

The decrease in Timeshare sales and services revenue to $276 million in the 2011 first quarter, from $285 million in the 2010 first quarter, primarily reflected lower development revenue from lower sales volumes, partially offset by favorable reportability related to reserves on uncollectible notes recorded in the 2010 first quarter, and lower financing revenue from lower interest income. See “BUSINESS SEGMENTS: Timeshare” later in this report for additional information on our Timeshare segment.

The decrease in owned, leased, corporate housing, and other revenue, to $224 million in the 2011 first quarter, from $229 million in the 2010 first quarter, reflected $10 million of lower revenue from owned and leased properties, partially offset by $2 million of higher hotel agreement termination fees and $2 million of higher branding fees. The decrease in owned and leased revenue primarily reflected conversions to managed properties. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate totaled $16 million and $14 million in the 2011 and 2010 first quarters, respectively.

Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income attributable to us. The increase in cost reimbursements revenue, to $1,999 million in the 2011 first quarter from $1,860 million in the 2010 first quarter, reflected the impact of higher property-level demand and growth across the system, partially offset by lower property-level costs in response to cost controls. Net of hotels exiting the system, we added 5,539 managed rooms and 13,304 franchised rooms to our system since the end of the 2010 first quarter.

Operating Income

Operating income increased by $11 million to $191 million in the 2011 first quarter from $180 million in the 2010 first quarter. The increase reflected a $21 million increase in franchise and base management fees, $8 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, $2 million of higher incentive management fees, and $1 million of higher Timeshare sales and services revenue net of direct expenses, partially offset by a $21 million increase in general, administrative, and other expenses. We note the reasons for the increase of $21 million in franchise and base management fees as compared to the 2010 first quarter in the preceding “Revenues” section.

The $8 million (67 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $4 million of net stronger results at some owned and leased properties due to higher RevPAR and property-level margins, $2 million of higher hotel agreement termination fees, $2 million of higher branding fees, and $1 million of higher owned and leased income reflecting conversions to managed properties.

Timeshare sales and services revenue net of direct expenses in the first quarter of 2011 totaled $51 million. The increase of $1 million as compared to the first quarter of 2010, primarily reflected $9 million of higher development revenue net of product costs and marketing and selling costs mostly offset by $7 million of lower financing revenue and $1 million of lower services revenue net of expenses. Higher development revenue net of product costs and marketing and selling costs primarily reflected lower costs due to lower sales volumes and a favorable variance from a net $11 million reserve in the 2010 first quarter, partially offset by lower development revenue for the reasons stated in the preceding “Revenues” section. The $7 million decrease in financing revenue primarily reflected decreased interest income due to lower notes receivable balances. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our Timeshare segment.

General, administrative, and other expenses increased by $21 million (15 percent) to $159 million in the first quarter of 2011 from $138 million in the first quarter of 2010. The increase primarily reflected the following items: $7 million of higher incentive compensation costs, $6 million of increased other expenses primarily associated with higher costs in international markets and initiatives to enhance and grow our brands globally, a $6 million reversal in the 2010 first quarter of guarantee accruals, primarily related to a completion guarantee for which we satisfied the related requirements, and $2 million of collections in the 2010 first quarter on previously written off receivables.

The $21 million increase in total general, administrative, and other expenses consisted of an $11 million increase that we did not allocate to any of our segments; an $8 million increase allocated to our Luxury segment; and a $2 million increase allocated to our North American Full-Service segment.

Gains (Losses) and Other Income

We show our gains (losses) and other income for the twelve weeks ended March 25, 2011, and March 26, 2010 in the following table:

	Twelve Weeks Ended
($ in millions)	March 25, 2011	March 26, 2010
Gains on sales of real estate and other	2	2
Income (loss) from cost method joint ventures	0	(1)

	$2	$1

Interest Expense

Interest expense decreased by $4 million (9 percent) to $41 million in the first quarter of 2011 compared to $45 million in the first quarter of 2010. This decrease was primarily driven by: (1) a $2 million decrease in interest expense on securitized notes, which reflected a lower outstanding balance and a lower interest rate on those notes; and (2) a $1 million decrease in interest expense associated with our $2.4 billion multicurrency revolving credit facility (our “Credit Facility”) and commercial paper program, which primarily reflected lower average borrowings.

Interest Income and Income Tax

Interest income was unchanged at $4 million in the first quarter of each of 2011 and 2010.

Our tax provision increased by $5 million (11 percent) to a tax provision of $51 million in the first quarter of 2011 from a tax provision of $46 million in the first quarter of 2010. The increase was primarily due to higher pretax income in 2011. The increase was partially offset by a decrease in the effective tax rate as a result of lower tax expense due to higher pre-tax income in low tax jurisdictions.

Equity in Losses

Equity in losses of $4 million in the first quarter of 2011 decreased by $7 million from $11 million in the first quarter of 2010 and primarily reflected a favorable variance from 2010 first quarter joint venture impairment charges of $3 million ($2 million associated with our North American Limited-Service segment and $1 million associated with our Timeshare segment) and $5 million of lower 2011 first quarter losses for a Timeshare segment residential and fractional project joint venture, primarily related to cancellation allowances recorded in the 2010 first quarter.

Net Income

Net income increased by $18 million (22 percent) to $101 million in the first quarter of 2011 from $83 million in the first quarter of 2010, and diluted earnings per share increased by $0.04 (18 percent) to $0.26 per share from $0.22 per share in the first quarter of 2010. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $18 million increase in net income compared to the prior year was due to higher franchise and base management fees ($21 million), higher owned, leased, corporate housing, and other revenue net of direct expenses ($8 million), lower equity in losses ($7 million), lower interest expense ($4 million), higher incentive management fees ($2 million), higher Timeshare sales and services revenue net of direct expenses ($1 million), and higher gains and other income ($1 million). Higher general, administrative, and other expenses ($21 million) and higher income taxes ($5 million) partially offset these items.

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA, a financial measure that is not prescribed or authorized by United States generally accepted accounting principles (“GAAP”), reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

EBITDA has limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. This non-GAAP measure excludes certain cash expenses that we are obligated to make. We show our EBITDA calculations and reconcile that measure with Net Income in the following table.

	Twelve Weeks Ended
($ in millions)	March 25, 2011	March 26, 2010
Net Income	$101	$83
Interest expense	41	45
Tax provision	51	46
Depreciation and amortization	35	39
Less: Depreciation reimbursed by third-party owners	(4)	(3)
Interest expense from unconsolidated joint ventures	4	5
Depreciation and amortization from unconsolidated joint ventures	6	6

EBITDA	$234	$221

BUSINESS SEGMENTS

We are a diversified hospitality company with operations in five business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, Luxury Lodging, and Timeshare. See Footnote No. 13, “Business Segments,” of the Notes to our Financial Statements for further information on our segments including how we aggregate our individual brands into each segment, the reclassification of certain 2010 segment revenues, segment financial results, and segment assets to reflect our movement of Hawaii to our North American segments from our International segment, and other information about each segment, including revenues, net income, equity in earnings (losses) of equity method investees, and assets.

We added 209 properties (33,733 rooms) and 30 properties (6,405 rooms) exited our system since the end of the 2010 first quarter. These figures do not include residential or ExecuStay units. We also added 4 residential properties (665 units) and 1 residential property (25 units) exited the system during that time. These property additions include 72 hotels (7,421 rooms) which are currently operated or franchised as AC Hotels as part of our unconsolidated joint venture with AC Hoteles, S.A. and will be rebranded AC Hotels by Marriott or Autograph, as applicable, during the next few months once they have been fully integrated with our systems. See Footnote No. 14, “Acquisitions and Dispositions,” for additional information regarding AC Hotels.

Total segment financial results increased by $30 million (14 percent) to $239 million in the first quarter of 2011 from $209 million in the first quarter of 2010, and total segment revenues increased by $147 million to $2,762 million in the first quarter of 2011, a 6 percent increase from revenues of $2,615 million in the first quarter of 2010.

The quarter-over-quarter increase in revenues included a $139 million increase in cost reimbursements revenue, which does not impact operating income or net income. The results, compared to the year-ago quarter, primarily reflected a $21 million increase in franchise and base management fees to $237 million in the first quarter of 2011 from $216 million in the first quarter of 2010, $7 million of lower joint venture equity losses, an increase of $7 million in owned, leased, corporate housing, and other revenue net of direct expenses, $2 million of higher incentive management fees to $42 million in the first quarter of 2011 from $40 million in the first quarter of 2010, a $2 million decrease in interest expense, and an increase of $1 million in Timeshare sales and services revenue net of direct expenses. A $10 million increase in general, administrative, and other expenses partially offset these favorable variances. For more detailed information regarding the variances see the preceding sections beginning with “Operating Income.”

The $21 million increase in franchise and base management fees primarily reflected stronger RevPAR and, to a lesser extent, the impact of unit growth across the system. In the first quarter of 2011, 25 percent of our managed properties paid incentive management fees to us versus 23 percent in the first quarter of 2010. In addition, in the first quarter of 2011, 61 percent of our incentive fees came from properties outside the United States versus 60 percent in the 2010 first quarter.

See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.

Compared to the first quarter of 2010, worldwide comparable company-operated house profit margins in the first quarter of 2011 increased by 30 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 6.4 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, and the impact of tight cost controls in 2011 at properties in our system, partially offset by higher property-level compensation. North American company-operated house profit margins decreased by 30 basis points compared to the 2010 first quarter reflecting increased state unemployment tax rates, lower attrition fees, and higher property-level compensation offset somewhat by tight cost controls. HP-PAR at those same properties increased by 3.4 percent reflecting higher demand and RevPAR. International company-operated house profit margins increased by 180 basis points and HP-PAR at those properties increased by 14.9 percent reflecting increased demand, higher RevPAR and continued tight property-level cost controls.

Summary of Properties by Brand

Including residential properties, we added 100 lodging properties (14,203 rooms) during the first quarter of 2011, including 72 properties (7,421 rooms) associated with the AC Hotels, while 6 properties (1,479 rooms) exited the system, increasing our total properties to 3,639 (630,826 rooms). These figures include 35 home and condominium products (3,615 units), for which we manage the related owners’ associations.

Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include JW Marriott and Marriott Conference Centers, references to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn.

At March 25, 2011, we operated or franchised the following properties by brand (excluding 1,984 corporate housing rental units):

	Company-Operated		Franchised		Unconsolidated Joint Ventures
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels & Resorts	141	72,727	183	55,711	0	0
Marriott Conference Centers	11	3,298	0	0	0	0
JW Marriott	14	9,226	7	2,914	0	0
Renaissance Hotels	38	17,065	40	11,478	0	0
Renaissance ClubSport	0	0	2	349	0	0
Autograph Collection	0	0	14	3,954	0	0
The Ritz-Carlton	39	11,587	0	0	0	0
The Ritz-Carlton-Residential (1)	28	3,197	0	0	0	0
EDITION	1	353	0	0	0	0
Courtyard	282	44,210	516	67,831	0	0
Fairfield Inn & Suites	3	1,055	645	57,487	0	0
SpringHill Suites	33	5,156	240	26,805	0	0
Residence Inn	134	19,322	463	52,708	0	0
TownePlace Suites	34	3,658	159	15,751	0	0
Marriott Vacation Club (2)	42	9,882	0	0	0	0
The Ritz-Carlton Destination Club (2)	8	359	0	0	0	0
The Ritz-Carlton Residences (1), (2)	3	222	0	0	0	0
Grand Residences by Marriott-Fractional (2)	1	199	0	0	0	0
Grand Residences by Marriott-Residential (1), (2)	2	68	0	0	0	0
Non-U.S. Locations
Marriott Hotels & Resorts	133	39,485	36	10,740	0	0
JW Marriott	28	10,539	2	574	0	0
Renaissance Hotels	54	18,105	17	5,192	0	0
Autograph Collection (3)	0	0	0	0	4	278
The Ritz-Carlton	36	10,941	0	0	0	0
The Ritz-Carlton-Residential (1)	1	112	0	0	0	0
The Ritz-Carlton Serviced Apartments	4	579	0	0	0	0
EDITION	1	78	0	0	0	0
AC Hotels by Marriott (3)	0	0	0	0	68	7,143
Bulgari Hotels & Resorts	2	117	0	0	0	0
Marriott Executive Apartments	22	3,676	1	99	0	0
Courtyard	56	12,221	46	8,037	0	0
Fairfield Inn & Suites	0	0	10	1,235	0	0
SpringHill Suites	0	0	1	124	0	0
Residence Inn	3	405	15	2,154	0	0
TownePlace Suites	0	0	1	105	0	0
Marriott Vacation Club (2)	11	2,118	0	0	0	0
The Ritz-Carlton Destination Club (2)	2	132	0	0	0	0
The Ritz-Carlton Residences (1), (2)	1	16	0	0	0	0
Grand Residences by Marriott-Fractional (2)	1	49	0	0	0	0

Total	1,169	300,157	2,398	323,248	72	7,421

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.
(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.
(3)

These hotels are currently operated or franchised as AC Hotels as part of our joint venture with AC Hoteles, S.A. and will be rebranded Autograph or AC Hotels by Marriott, as applicable, during the next few months once they have been fully integrated with our systems.

Total Lodging and Timeshare Products by Segment

At March 25, 2011, we operated or franchised the following properties by segment (excluding 1,984 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	324	14	338	128,438	5,244	133,682
Marriott Conference Centers	11	0	11	3,298	0	3,298
JW Marriott	21	1	22	12,140	221	12,361
Renaissance Hotels	78	2	80	28,543	790	29,333
Renaissance ClubSport	2	0	2	349	0	349
Autograph Collection	14	0	14	3,954	0	3,954

	450	17	467	176,722	6,255	182,977
North American Limited-Service Lodging Segment (1)
Courtyard	798	17	815	112,041	2,929	114,970
Fairfield Inn & Suites	648	9	657	58,542	1,029	59,571
SpringHill Suites	273	1	274	31,961	124	32,085
Residence Inn	597	17	614	72,030	2,450	74,480
TownePlace Suites	193	1	194	19,409	105	19,514

	2,509	45	2,554	293,983	6,637	300,620
International Lodging Segment (1)
Marriott Hotels & Resorts	0	155	155	0	44,981	44,981
JW Marriott	0	29	29	0	10,892	10,892
Renaissance Hotels	0	69	69	0	22,507	22,507
Courtyard	0	85	85	0	17,329	17,329
Fairfield Inn & Suites	0	1	1	0	206	206
Residence Inn	0	1	1	0	109	109
Marriott Executive Apartments	0	23	23	0	3,775	3,775

	0	363	363	0	99,799	99,799
Luxury Lodging Segment
The Ritz-Carlton	39	36	75	11,587	10,941	22,528
Bulgari Hotels & Resorts	0	2	2	0	117	117
EDITION	1	1	2	353	78	431
The Ritz-Carlton-Residential (2)	28	1	29	3,197	112	3,309
The Ritz-Carlton Serviced Apartments	0	4	4	0	579	579

	68	44	112	15,137	11,827	26,964
Unconsolidated Joint Ventures
Autograph Collection (4)	0	4	4	0	278	278
AC Hotels by Marriott (4)	0	68	68	0	7,143	7,143

	0	72	72	0	7,421	7,421
Timeshare Segment (3)
Marriott Vacation Club	42	11	53	9,882	2,118	12,000
The Ritz-Carlton Destination Club	8	2	10	359	132	491
The Ritz-Carlton Residences (2)	3	1	4	222	16	238
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Grand Residences by Marriott-Residential (1), (2)	2	0	2	68	0	68

	56	15	71	10,730	2,315	13,045

Total	3,083	556	3,639	496,572	134,254	630,826

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.
(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.
(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.
(4)

These hotels are currently operated or franchised as AC Hotels as part of our joint venture with AC Hoteles, S.A. and will be rebranded Autograph or AC Hotels by Marriott, as applicable, during the next few months once they have been fully integrated with our systems.

The following table provides additional detail, by brand, as of March 25, 2011, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	53	27
The Ritz-Carlton Destination Club and Residences	12	9
Grand Residences by Marriott and Residences	4	3
Joint Ventures
The Ritz-Carlton Destination Club and Residences	2	2

Total	71	41

(1)	Includes products that are in active sales as well as those that are sold out. We include residential products once they possess a certificate of occupancy.
(2)	Products in active sales may not be ready for occupancy.

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

The occupancy, average daily rate, and RevPAR statistics we use throughout this report for the twelve weeks ended March 25, 2011, include the period from January 1, 2011, through March 25, 2011, and the statistics for the twelve weeks ended March 26, 2010, include the period from January 2, 2010, through March 26, 2010, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the United States, which for those properties includes the period from January 1 through the end of February).

	Comparable Company-Operated North American Properties (1)				Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended March 25, 2011		Change vs. 2010		Twelve Weeks Ended March 25, 2011	Change vs. 2010
Marriott Hotels & Resorts (2)
Occupancy		66.9%	-0.5%	pts.	65.3%	1.1%	pts.
Average Daily Rate		$163.17	4.4%		$148.20	2.6%
RevPAR		$109.17	3.6%		$96.74	4.3%
Renaissance Hotels & Resorts
Occupancy		66.1%	1.5%	pts.	65.4%	1.5%	pts.
Average Daily Rate		$162.49	4.3%		$147.76	4.3%
RevPAR		$107.45	6.6%		$96.70	6.8%
Composite North American Full-Service (3)
Occupancy		66.8%	-0.2%	pts.	65.3%	1.2%	pts.
Average Daily Rate		$163.05	4.4%		$148.12	2.9%
RevPAR		$108.85	4.1%		$96.73	4.7%
The Ritz-Carlton North America
Occupancy		67.3%	2.6%	pts.	67.3%	2.6%	pts.
Average Daily Rate		$316.29	2.8%		$316.29	2.8%
RevPAR		$212.81	6.9%		$212.81	6.9%
Composite North American Full-Service and Luxury (4)
Occupancy		66.8%	0.1%	pts.	65.4%	1.2%	pts.
Average Daily Rate		$175.68	4.4%		$156.37	3.0%
RevPAR		$117.35	4.5%		$102.27	4.9%
Residence Inn
Occupancy		70.8%	1.2%	pts.	71.9%	1.8%	pts.
Average Daily Rate		$116.89	1.8%		$113.08	2.2%
RevPAR		$82.71	3.5%		$81.32	4.9%
Courtyard
Occupancy		62.3%	1.8%	pts.	62.8%	1.8%	pts.
Average Daily Rate		$110.57	2.5%		$111.57	2.5%
RevPAR		$68.92	5.5%		$70.09	5.6%
Fairfield Inn
Occupancy		nm	nm	pts.	58.6%	2.9%	pts.
Average Daily Rate	$	nm	nm		$86.46	3.5%
RevPAR	$	nm	nm		$50.69	8.9%
TownePlace Suites
Occupancy		62.4%	4.4%	pts.	66.0%	5.4%	pts.
Average Daily Rate		$75.02	0.5%		$82.53	2.0%
RevPAR		$46.84	8.1%		$54.44	11.2%
SpringHill Suites
Occupancy		62.2%	2.6%	pts.	63.6%	3.9%	pts.
Average Daily Rate		$105.09	6.5%		$98.59	2.7%
RevPAR		$65.41	11.1%		$62.68	9.4%
Composite North American Limited-Service (5)
Occupancy		64.6%	1.7%	pts.	64.6%	2.5%	pts.
Average Daily Rate		$110.02	2.5%		$104.19	2.4%
RevPAR		$71.11	5.3%		$67.26	6.5%
Composite North American (6)
Occupancy		65.9%	0.8%	pts.	64.9%	2.0%	pts.
Average Daily Rate		$147.79	3.5%		$123.51	2.4%
RevPAR		$97.33	4.8%		$80.11	5.8%

(1)

Statistics are for the twelve weeks ended March 25, 2011, and March 26, 2010, except for The Ritz-Carlton, for which the statistics are for the two months ended February 28, 2011, and February 28, 2010. North American statistics include only properties located in the United States.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Two Months Ended February 28, 2011	Change vs. 2010		Two Months Ended February 28, 2011	Change vs. 2010
Caribbean and Latin America (2)
Occupancy	74.8%	3.5%	pts.	69.3%	3.7%	pts.
Average Daily Rate	$195.87	4.6%		$181.50	8.3%
RevPAR	$146.49	9.7%		$125.75	14.4%
Europe (2)
Occupancy	61.9%	0.6%	pts.	60.4%	1.2%	pts.
Average Daily Rate	$159.47	6.1%		$155.44	5.0%
RevPAR	$98.73	7.1%		$93.89	7.2%
Middle East and Africa (2)
Occupancy	58.0%	-6.3%	pts.	58.0%	-4.1%	pts.
Average Daily Rate	$159.60	14.7%		$154.23	12.9%
RevPAR	$92.52	3.5%		$89.44	5.4%
Asia Pacific (2)
Occupancy	63.6%	8.5%	pts.	63.8%	7.4%	pts.
Average Daily Rate	$132.06	5.8%		$139.82	3.7%
RevPAR	$83.96	22.2%		$89.23	17.2%
Regional Composite (3)
Occupancy	63.7%	2.7%	pts.	62.6%	3.0%	pts.
Average Daily Rate	$156.68	6.0%		$155.41	5.8%
RevPAR	$99.81	10.8%		$97.32	11.0%
International Luxury (4)
Occupancy	63.0%	3.7%	pts.	63.0%	3.7%	pts.
Average Daily Rate	$325.87	5.8%		$325.87	5.8%
RevPAR	$205.42	12.3%		$205.42	12.3%
Total International (5)
Occupancy	63.6%	2.8%	pts.	62.7%	3.0%	pts.
Average Daily Rate	$177.29	6.1%		$172.28	5.9%
RevPAR	$112.79	11.1%		$107.96	11.2%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the United States and Canada on a month-end basis. The statistics are for January 1 through the end of February. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2010 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the United States and Canada.
(3)	Regional Composite statistics include properties located outside of the United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.
(4)	Includes The Ritz-Carlton properties located outside the United States and Canada and Bulgari Hotels & Resorts properties.
(5)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Two Months Ended February 28, 2011	Change vs. 2010		Two Months Ended February 28, 2010	Change vs. 2010
Composite Luxury (2)
Occupancy	65.5%	3.0%	pts.	65.5%	3.0%	pts.
Average Daily Rate	$320.16	4.0%		$320.16	4.0%
RevPAR	$209.71	9.0%		$209.71	9.0%
Total Worldwide (3)
Occupancy	65.4%	1.2%	pts.	64.6%	2.1%	pts.
Average Daily Rate	$153.95	4.2%		$128.91	3.0%
RevPAR	$100.65	6.2%		$83.29	6.5%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the United States and Canada on a month-end basis. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2010 was on a constant U.S. dollar basis.

(2)	Composite Luxury includes worldwide properties for The Ritz-Carlton and Bulgari Hotels & Resorts brands.
(3)

Total Worldwide statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the United States (except for The Ritz-Carlton) represent the twelve weeks ended March 25, 2011, and March 26, 2010. Statistics for The Ritz-Carlton brand properties and properties located outside of the United States represent the two months ended February 28, 2011, and February 28, 2010.

North American Full-Service Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, and Autograph Collection.

	Twelve Weeks Ended
($ in millions)	March 25, 2011	March 26, 2010	Change 2011/2010
Segment revenues	$1,251	$1,170	7%

Segment results	$78	$71	10%

Since the first quarter of 2010, across our North American Full-Service Lodging segment we added 20 properties (7,405 rooms) and 7 properties (2,023 rooms) left the system.

In the first quarter of 2011, RevPAR for comparable company-operated North American Full-Service properties increased by 4.1 percent to $108.85, occupancy for these properties decreased by 0.2 percentage points to 66.8 percent, and average daily rates increased by 4.4 percent to $163.05.

The $7 million increase in segment results, compared to the 2010 first quarter, reflected $5 million of higher base management and franchise fees and $2 million of higher incentive management fees.

Higher base management and franchise fees primarily reflected increased RevPAR and unit growth, including properties added to the Autograph Collection. The increase in incentive management fees was largely due to higher property-level revenue and continued tight property-level cost controls that improved house profits.

Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $1,118 million in the first quarter of 2011, compared to $1,036 million in the first quarter of 2010.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

	Twelve Weeks Ended
($ in millions)	March 25, 2011	March 26, 2010	Change 2011/2010
Segment revenues	$502	$461	9%

Segment results	$72	$59	22%

Since the first quarter of 2010, across our North American Limited-Service Lodging segment we added 81 properties (9,704 rooms) and 10 properties (1,009 rooms) left the system. The majority of the properties that left the system were older Residence Inn and Fairfield Inn properties.

In the first quarter of 2011, RevPAR for comparable company-operated North American Limited-Service properties increased by 5.3 percent to $71.11, occupancy for these properties increased by 1.7 percentage points to 64.6 percent, and average daily rates increased by 2.5 percent to $110.02.

The $13 million increase in segment results, compared to the first quarter of 2010, reflected $10 million of higher franchise and base management fees and $3 million of decreased joint venture equity losses.

Higher franchise and base management fees primarily reflected higher RevPAR and new unit growth.

The $3 million decrease in joint venture equity losses primarily reflected a favorable variance from a 2010 first quarter impairment charge associated with one joint venture.

Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $369 million in the first quarter of 2011, compared to $342 million in the first quarter of 2010.

International Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Autograph Hotels, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments located outside the United States and Canada.

	Twelve Weeks Ended
($ in millions)	March 25, 2011	March 26, 2010	Change 2011/2010
Segment revenues	$266	$258	3%

Segment results	$36	$32	13%

Since the first quarter of 2010, across our International Lodging segment we added 100 properties (14,865 rooms) and 11 properties (2,900 rooms) left the system, largely due to quality issues. The properties added include 68 properties (7,143 rooms) that are currently operated or franchised as AC Hotels as part of our joint venture with AC Hoteles, S.A. of Spain which was completed during the 2011 first quarter. These joint venture properties will be rebranded Autograph or AC Hotels by Marriott, as applicable, during the next few months once they have been fully integrated with our systems.

In the first quarter of 2011, RevPAR for comparable company-operated international properties increased by 10.8 percent to $99.81, occupancy for these properties increased by 2.7 percentage points to 63.7 percent, and average daily rates increased by 6.0 percent to $156.68. Comparable company-operated RevPAR improved significantly in China, South America, and India and, to a lesser extent, in France and Germany, while Egypt experienced RevPAR declines.

The $4 million increase in segment results in the first quarter of 2011, compared to the first quarter of 2010, primarily reflected a $3 million increase in base management and franchise fees and a $2 million increase in owned, leased, and other revenue net of direct expenses.

The $3 million increase in base management and franchise fees primarily reflected stronger RevPAR and new unit growth.

The $2 million increase in owned, leased, and other revenue net of direct expenses primarily reflected higher termination fees.

Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $128 million in the first quarter of 2011, compared to $118 million in the first quarter of 2010.

Luxury Lodging includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION worldwide.

	Twelve Weeks Ended
($ in millions)	March 25, 2011	March 26, 2010	Change 2011/2010
Segment revenues	$385	$366	5%

Segment results	$18	$21	-14%

Since the first quarter of 2010, across our Luxury Lodging segment we added 7 properties (1,570 rooms) and 2 properties (473 rooms) left the system. Since the 2010 first quarter, we also added 4 residential products (665 units) and 1 product (25 units) left the system.

In the first quarter of 2011, RevPAR for comparable company-operated luxury properties increased by 9.0 percent to $209.71, occupancy increased by 3.0 percentage points to 65.5 percent, and average daily rates increased by 4.0 percent to $320.16.

The $3 million decrease in segment results, compared to the first quarter of 2010, primarily reflected $8 million of increased general, administrative, and other expense, partially offset by a $2 million increase in base management fees, $2 million of higher owned, leased, and other revenue net of direct expenses, and a $1 million increase in incentive management fees.

The $8 million increase in general, administrative, and other expenses primarily reflected an unfavorable variance from a $5 million reversal of a completion guarantee accrual in the 2010 first quarter and $2 million in other net first quarter 2011 cost increases.

The $2 million increase in base management fees was largely driven by RevPAR growth associated with stronger demand.

The $2 million increase in owned, leased, and other revenue net of direct expenses primarily reflected higher income at two hotels, which was partially offset by a $2 million decline in income associated with our leased hotel in Japan.

Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $315 million in the first quarter of 2011, compared to $301 million in the first quarter of 2010.

Timeshare includes Marriott Vacation Club, The Ritz-Carlton Destination Club and Residences, and Grand Residences by Marriott brands worldwide.

	Twelve Weeks Ended
($ in millions)	March 25, 2011	March 26, 2010	Change 2011/2010
Segment Revenues
Base fee revenue	$13	$12
Sales and services revenue
Development	143	147
Services	88	83
Financing revenue
Interest income non-securitized notes	7	9
Interest income-securitized notes	32	36
Other financing revenue	1	2

Total financing revenue	40	47
Other revenue	5	8

Total sales and services revenue	276	285
Cost reimbursements	69	63

Segment revenues	$358	$360	–1%

Segment Results
Base fee revenue	$13	$12
Timeshare sales and services, net	51	50
Joint venture equity losses	0	(5)
General, administrative, and other expense	(17)	(17)
Interest expense	(12)	(14)

Segment results	$35	$26	35%

Contract Sales
Timeshare	$131	$151
Fractional	10	8
Residential	1	4

Total company	142	163

Timeshare	0	0
Fractional	4	1
Residential	0	0

Total joint venture	4	1

Total Timeshare segment contract sales	$146	$164	-11%

Timeshare segment contract sales decreased by $18 million to $146 million in the first quarter of 2011 from $164 million in the first quarter of 2010 primarily reflecting a $20 million decrease in timeshare contract sales and a $3 million decrease in residential contract sales, partially offset by a $5 million increase in fractional contract sales. Timeshare contract sales decreased in the first quarter of 2011 as a result of difficult comparisons driven by sales promotions in the 2010 first quarter as well as the start-up impact of our shift from the sale of weeks-based to points-based products. Fractional and residential contract sales benefited from a net $9 million decrease in cancellation allowances that we recorded in the 2010 first quarter in anticipation that a portion of contract revenue, previously recorded for certain residential and fractional projects will not be realized due to contract cancellations prior to closing.

The $2 million decrease in Timeshare segment revenues to $358 million from $360 million primarily reflected a $9 million decrease in Timeshare sales and services revenue, partially offset by a $6 million increase in cost reimbursements revenue. The decrease in Timeshare sales and services revenue primarily reflected: (1) lower development revenue from lower sales volumes, partially offset by favorable reportability related to reserves on uncollectible notes recorded in the 2010 first quarter; (2) lower financing revenue from lower interest income; and (3) higher services revenue from increased rental occupancies and rates.

Segment income of $35 million in the first quarter of 2011 increased by $9 million from $26 million in the first quarter of 2010, and primarily reflected $5 million of lower joint venture equity losses, $2 million of lower interest expense, and $1 million of higher Timeshare sales and services revenue net of direct expenses.

Joint venture equity losses decreased by $5 million and primarily reflected lower losses from a residential and fractional project joint venture, primarily due to cancellation allowances recorded in the 2010 first quarter and lower expenses at that joint venture.

The $2 million decrease in interest expense was a result of lower interest rates and lower outstanding debt obligations related to previously securitized notes receivable.

The $1 million increase in Timeshare sales and services revenue net of direct expenses primarily reflected $9 million of higher development revenue net of product costs and marketing and selling costs, mostly offset by $7 million of lower financing revenue and $1 million of lower services revenue net of expenses. Higher development revenue net of product costs and marketing and selling costs primarily reflected lower costs due to lower sales volumes and a favorable variance from a net $11 million reserve in the 2010 first quarter, partially offset by lower development revenue for the reasons stated previously. The $7 million decrease in financing revenue primarily reflected decreased interest income due to lower notes receivable balances associated with a decrease in financing propensity.

SHARE-BASED COMPENSATION

Under our 2002 Comprehensive Stock and Cash Incentive Plan, we award: (1) stock options to purchase our Class A Common Stock (“Stock Option Program”); (2) stock appreciation rights (“SARs”) for our Class A Common Stock (“Stock Appreciation Right Program”); (3) restricted stock units (“RSUs”) of our Class A Common Stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that equal the market price of our Class A Common Stock on the date of grant.

During the first quarter of 2011, we granted 2.5 million RSUs and 0.7 million Employee SARs. See Footnote No. 4, “Share-Based Compensation,” of the Notes to Our Financial Statements for additional information.

NEW ACCOUNTING STANDARDS

See Footnote No. 1, “Basis of Presentation,” and Footnote No. 2, “New Accounting Standards,” of the Notes to our Financial Statements for information related to our adoption of new accounting standards in the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Our Credit Facilities

Our Credit Facility, which expires on May 14, 2012, and associated letters of credit, provide for $2.4 billion of aggregate effective borrowings and support our commercial paper program. Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus a fixed spread based on the credit ratings for our public debt. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. For additional information on our Credit Facility, including participating financial institutions, see Exhibit 10, “Amended and Restated Credit Agreement,” to our Current Report on Form 8-K filed with the SEC on May 16, 2007. Although our Credit Facility does not expire until 2012, we expect to extend or replace it during 2011. Based on current market interest rates, we expect that the spread over LIBOR under any new or extended credit facility will be greater than the spread under the existing Credit Facility.

The Credit Facility contains certain covenants, including a single financial covenant that limits our maximum leverage (consisting of the ratio of Adjusted Total Debt to Consolidated EBITDA, each as defined in the Credit Facility) to not more than 4 to 1. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility and public debt instruments, including the leverage covenant under the Credit Facility, and do not expect the covenants to restrict our ability to meet our anticipated borrowing and guarantee levels or increase those levels should we decide to do so in the future.

We believe the Credit Facility, together with cash we expect to generate from operations, remains adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements.

Until the financial crisis of 2008, we regularly issued short-term commercial paper, primarily in the United States. With improved liquidity in the commercial paper markets and upgrades in our credit ratings in the 2011 first quarter, in March 2011 we resumed issuing commercial paper in the United States. We do not have purchase commitments from buyers for our commercial paper and therefore our issuances are subject to market demand. We classify any outstanding commercial paper and Credit Facility borrowings as long-term debt based on our ability and intent to refinance it on a long-term basis. We reserve unused capacity under our Credit Facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. We do not expect fluctuations in the demand for commercial paper to affect our liquidity, given our borrowing capacity under the Credit Facility.

At March 25, 2011, our available borrowing capacity amounted to $2.430 billion and reflected borrowing capacity of $2.286 billion under our Credit Facility and our cash balance of $144 million. We calculate that borrowing capacity by taking $2.404 billion of effective aggregate bank commitments under our Credit Facility and subtracting $76 million of outstanding letters of credit under our Credit Facility and $42 million of outstanding commercial paper. We had $42 million of commercial paper and no outstanding borrowings under our Credit Facility at the end of the 2011 first quarter. As noted in the previous paragraphs, we anticipate that this available capacity will be adequate to fund our liquidity needs. Since we continue to have ample flexibility under the Credit Facility’s covenants, we also expect that undrawn bank commitments under the Credit Facility will remain available to us even if business conditions were to deteriorate markedly.

Cash and cash equivalents totaled $144 million at March 25, 2011, a decrease of $361 million from year-end 2010, reflecting cash outflows associated with the following: purchase of treasury stock

($300 million), debt repayments ($77 million), equity and cost method investments ($65 million), capital expenditures ($62 million), contract acquisition costs ($37 million), dividend payments ($32 million), and other investing cash outflows ($14 million). The following cash inflows partially offset these cash outflows: operating cash inflows ($139 million), common stock issuances ($45 million), and increased borrowings under the Credit Facility related to the issuance of commercial paper ($42 million).

Timeshare Cash Flows

While our Timeshare segment historically generates positive operating cash flow, year-to-year cash flow varies based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We include timeshare reportable sales we finance in cash from operations when we collect cash payments. We show the net operating activity from our Timeshare segment (which does not include income from our Timeshare segment) in the following table. In the first quarters of 2011 and 2010, new Timeshare segment mortgages totaled $46 million and $52 million, respectively, and collections totaled $80 million (which included collections on securitized notes of $59 million) and $91 million (which included collections on securitized notes of $62 million), respectively.

	Twelve Weeks Ended
($ in millions)	March 25, 2011	March 26, 2010
Timeshare segment development less than (in excess of) cost of sales	$30	$28
Timeshare segment collections (net of new mortgages)	34	39
Financially reportable sales less than closed sales	(6)	(6)
Other cash inflows (outflows)	23	7

Net cash inflows from Timeshare segment activity	$81	$68

See Footnote No. 10, “Long-term Debt,” for additional information on the failure of some Timeshare securitized notes receivable pools to perform within established parameters and the resulting redirection of cash flows. As of March 25, 2011, one of our 13 securitized notes receivable pools was out of compliance with applicable triggers. We anticipate that during the second quarter of 2011 an additional pool will briefly fall out of compliance with applicable triggers, although we expect that the performance triggers under that pool and the pool that is out of compliance as of March 25, 2011 will cure by the end of the second quarter of 2011. We expect that for the 2011 fiscal year we will redirect approximately $3 million of cash flows as a result of reaching the performance triggers.

We estimate that, for the 20-year period from 2011 through 2030, the cash outflow associated with completing all phases of our existing portfolio of owned timeshare properties will be approximately $2.2 billion. This estimate is based on our current development plans, which remain subject to change.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2010 Form 10-K, other than those resulting from: (1) changes in the amount of outstanding debt; and (2) a new leasehold we acquired that we account for as a capital lease.

As of the end of the 2011 first quarter, debt had increased by $28 million to $2,857 million compared to $2,829 million at year-end 2010, and reflected a $42 million increase in commercial paper and other debt (which includes capital leases) increases of $58 million, partially offset by a $72 million decrease in non-recourse debt associated with previously securitized notes. At the end of the 2011 first quarter, future debt payments not including capital leases plus interest totaled $3,361 million and are due as follows: $272 million in 2011; $613 million in 2012; $639 million in 2013; $221 million in 2014; $514 million in 2015; and $1,102 million thereafter.

As further described in Footnote No. 17, “Leases,” future minimum lease payments associated with a capital lease entered into in 2011, for each of the next three years are as follows: $2 million in each of 2011, 2012, and 2013; and $62 million in 2014.

Share Repurchases

We purchased 7.8 million shares of our Class A Common Stock during the twelve weeks ended March 25, 2011, at an average price of $38.15 per share. See Part II, Item 2 of this Form 10-Q for additional information on our share repurchases. As of March 25, 2011, 16 million shares remained available for repurchase under authorizations from our Board of Directors.

Dividends

On February 11, 2011, our board of directors declared a quarterly cash dividend of $0.0875 per share, which was paid on April 1, 2011 to shareholders of record on February 25, 2011.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2010 Form 10-K. Since the date of our 2010 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed since December 31, 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

Internal Control Over Financial Reporting

We made no changes in internal control over financial reporting during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business, including adjustments proposed during governmental examinations of the various tax returns we file. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

We are subject to various risks that could have a negative effect on us or on our financial condition. You should understand that these risks could cause results to differ materially from those expressed in forward-looking statements contained in this report and in other Company communications. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following:

Lodging and Timeshare Industry Risks

Our industries are highly competitive, which may impact our ability to compete successfully with other hotel and timeshare properties for customers. We generally operate in markets that contain numerous competitors. Each of our hotel and timeshare brands competes with major hotel chains in national and international venues and with independent companies in regional markets. Our ability to remain competitive and to attract and retain business and leisure travelers depends on our success in distinguishing the quality, value, and efficiency of our lodging products and services from those offered by others. If we cannot compete successfully in these areas, this could limit our operating margins, diminish our market share, and reduce our earnings.

We are subject to the range of operating risks common to the hotel, timeshare, and corporate apartment industries. The profitability of the hotels, vacation timeshare resorts, and corporate apartments that we operate or franchise may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms, timeshare interval, fractional ownership, and residential products, and apartments;

(2)	pricing strategies of our competitors;

(3)	international, national, and regional economic and geopolitical conditions;

(4)	the impact of war, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats, and political or civil unrest;

(5)	the desirability of particular locations and changes in travel patterns;

(6)	travelers’ fears of exposure to contagious diseases, such as H1N1 Flu, Avian Flu and Severe Acute Respiratory Syndrome (“SARS”);

(7)	the occurrence of natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, and oil spills;

(8)	events that may be beyond our control that could affect the reputation of one or more of our properties or more generally impact the reputation of our brands;

(9)	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures, and costs;

(10)	the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, those associated with franchising, timeshare, lending, privacy, marketing and sales, licensing, labor, employment, immigration, the environment, and the U.S. Department of the Treasury’s Office of Foreign Asset Control and the Foreign Corrupt Practices Act;

(11)	the availability and cost of capital to allow us and potential hotel owners and joint venture partners to fund investments;

(12)	regional and national development of competing properties;

(13)	increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business or the cost of travel for our customers, including recent increases in energy costs and any resulting increase in travel costs or decrease in airline capacity;

(14)	organized labor activities, which could cause the diversion of business from hotels involved in labor negotiations, loss of group business, and/or increased labor costs;

(15)	currency exchange fluctuations; and

(16)	trademark or intellectual property infringement.

Any one or more of these factors could limit or reduce the demand or the prices our hotels, timeshare units, residential units, and corporate apartments can charge or increase our costs and therefore reduce the profit of our lodging businesses. Reduced demand for hotels could also give rise to losses under loans, guarantees, and noncontrolling equity investments that we have made in connection with hotels that we manage. Even where such factors do not reduce demand, property-level profit margins may suffer if we cannot fully recover increased operating costs from our guests. Similarly, weak property-level revenue or profitability could decrease our fee revenue.

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

General economic uncertainty and weak demand in the lodging and timeshare industries could continue to impact our financial results and growth. Weak economic conditions in the United States, Europe and much of the rest of the world and the uncertainty over the duration of these conditions could continue to have a negative impact on the lodging and timeshare industries. As a result of current economic conditions, we continue to experience weakened demand for our hotel rooms and timeshare products. Recent improvements in demand trends globally may not continue, and our future financial results and growth could be further harmed or constrained if the recovery stalls or conditions worsen.

Planned Spin-off Risk

The planned spin-off of our Timeshare division may not occur as or when planned or at all, or could result in issues we do not yet anticipate. Unanticipated developments could delay, prevent the completion of, or otherwise adversely affect the proposed spin-off of our Timeshare division, including any problems or delays in obtaining financing for the new timeshare company, regulatory approvals, third-party consents, a favorable letter ruling from the Internal Revenue Service, or disruptions either in general market conditions or in the lodging or timeshare business. The transaction is also subject to final approval by our board of directors. Completion of the proposed spin-off may require significant time, effort, and expense, and may divert management’s attention from other aspects of our business operations, which could adversely affect those operations. Any delays in completion of the proposed spin-off may increase the amount of time, effort, and expense that we devote to the transaction. Moreover, we may not be able to complete the spin-off on the terms currently anticipated as a result of financing issues or accommodations we may have to make to obtain the consent of regulators or other third parties.

In addition, if we complete the proposed spin-off, the actual results may differ materially from the results we anticipate. Specifically, the proposed transaction could adversely affect our relationships with our customers or employees (including those of the Timeshare segment) or disrupt our operations. The separated businesses could also face unanticipated problems in operating independently, and thus may not achieve the anticipated benefits of the separation.

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

The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business. We currently operate or franchise hotels and resorts in 71 countries, and our operations outside the United States represented approximately 15 percent of our revenues in 2011 first quarter. We expect that the international share of our total revenues will increase in future years. As a result, we are increasingly exposed to a number of challenges and risks associated with doing business outside the United States, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. laws that affect the activities of U.S. companies abroad; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; and (6) rapid changes in government policy, political or civil unrest, including in the Middle East, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.

Our new programs and new branded products may not be successful. We cannot assure that our recently launched EDITION and Autograph Collection brands and Marriott Vacation Club Destination points-based timeshare program, the upcoming launch of AC Hotels by Marriott, or any new programs or products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.

Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, man-made disasters such as last year’s oil spill in the Gulf of Mexico and, more recently, the aftermath of the earthquake and tsunami in Japan, and the spread of contagious diseases, such as H1N1 Flu, Avian Flu, and SARS, in locations where we own, manage or franchise significant properties, and areas of the world from which we draw a large number of customers could cause a decline in the level of business and leisure travel and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest or civil strife, such as recent events in Egypt, Libya and Bahrain, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms, timeshare units, and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits.

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

We were recently notified by Epsilon, a marketing vendor used by the Company to manage customer emails, that an unauthorized third party gained access to a number of Epsilon’s accounts including the Company’s email list. Epsilon has stated that the unauthorized person(s) had access only to names and email addresses of the Company’s customers and did not have access to other customer information, such as physical addresses, loyalty program point balances, account logins and passwords, credit card information or other personal data. We have informed our affected customers of the breach and that it may result in receiving unsolicited emails.

Changes in privacy law could adversely affect our ability to market our products effectively. We rely on a variety of direct marketing techniques, including telemarketing, email marketing, online advertising, and postal mailings. Any further restrictions in laws such as the Telemarketing Sales Rule, CANSPAM Act, and various U.S. state laws, or new federal laws, regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of telemarketing, email, online advertising, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of timeshare units and other products. We also obtain access to potential customers from travel service providers or other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.

Other Risks

Changes in tax and other laws and regulations could reduce our profits or increase our costs. Our businesses are subject to regulation under a wide variety of laws, regulations and policies in jurisdictions around the world. In response to the recent economic crisis and the recent recession, we anticipate that many of the jurisdictions in which we do business will review tax and other revenue raising laws, regulations and policies, and any resulting changes could impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations significantly increase the tax rates on non-U.S. income, our effective tax rate could increase and our profits could be reduced. If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

If we cannot attract and retain talented associates, our business could suffer. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop, and retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency, or internal control failures. Insufficient numbers of talented associates could also limit our ability to grow and expand our businesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2011-January 28, 2011	0.0	$0.00	0.0	23.8
January 29, 2011-February 25, 2011	1.9	38.71	1.9	21.9
February 26, 2011-March 25, 2011	5.9	37.97	5.9	16.0

(1)

On November 4, 2010, we announced that our Board of Directors increased, by 4 million shares, the authorization to repurchase our Class A Common Stock for a total outstanding authorization of approximately 25 million shares on that date. As of March 25, 2011, 16 million shares remained available for repurchase under those authorizations. We repurchase shares in the open market and in privately negotiated transactions.

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

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the twelve weeks ended March 25, 2011, and March 26, 2010, respectively; (ii) the Condensed Consolidated Balance Sheets at March 25, 2011, and December 31, 2010; and (iii) the Condensed Consolidated Statements of Cash Flows for the twelve weeks ended March 25, 2011, and March 26, 2010, respectively. We advise users of this data that pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.

22nd day of April, 2011

/s/ Arne M. Sorenson
Arne M. Sorenson
President and Chief Operating Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President and Chief Financial Officer