Form 10-Q
period 2011-06-17
MARRIOTT INTERNATIONAL INC /MD/
filed 2011-07-15
CIK 1048286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 17, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland (Address of principal executive offices)	20817 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 352,902,263 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 1, 2011.

MARRIOTT INTERNATIONAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
REVENUES

Base management fees	$149	$136	$283	$261
Franchise fees	120	105	223	196
Incentive management fees	50	46	92	86
Owned, leased, corporate housing, and other revenue	249	255	473	484
Timeshare sales and services	288	289	564	574
Cost reimbursements	2,116	1,940	4,115	3,800

	2,972	2,771	5,750	5,401

OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	220	224	424	441
Timeshare-direct	245	239	470	474
Reimbursed costs	2,116	1,940	4,115	3,800
General, administrative, and other	159	142	318	280

	2,740	2,545	5,327	4,995

OPERATING INCOME	232	226	423	406
Gains and other income	3	3	5	4
Interest expense	(37)	(44)	(78)	(89)
Interest income	3	3	7	7
Equity in losses	0	(4)	(4)	(15)

INCOME BEFORE INCOME TAXES	201	184	353	313
Provision for income taxes	(66)	(65)	(117)	(111)

NET INCOME	$135	$119	$236	$202

EARNINGS PER SHARE-Basic
Earnings per share	$0.38	$0.33	$0.65	$0.56

EARNINGS PER SHARE-Diluted
Earnings per share	$0.37	$0.31	$0.63	$0.54

CASH DIVIDENDS DECLARED PER SHARE	$0.1000	$0.0400	$0.1875	$0.0800

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	(Unaudited) June 17, 2011	December 31, 2010
ASSETS

Current assets
Cash and equivalents	$117	$505
Accounts and notes receivable (including from VIEs of $119 and $125 respectively)	1,006	938
Inventory	1,365	1,489
Current deferred taxes, net	237	246
Prepaid expenses	93	81
Other (including from VIEs of $47 and $31 respectively)	120	123

	2,938	3,382
Property and equipment	1,483	1,307

Intangible assets
Goodwill	875	875
Contract acquisition costs and other	844	768

	1,719	1,643

Equity and cost method investments	278	250

Notes receivable (including from VIEs of $799 and $910, respectively)	1,127	1,264
Deferred taxes, net	910	932
Other (including from VIEs of $14 and $14, respectively)	336	205

	$8,791	$8,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt (including from VIEs of $122 and $126, respectively)	$482	$138
Accounts payable	607	634
Accrued payroll and benefits	674	692
Liability for guest loyalty program	487	486
Other (including from VIEs of $5 and $3, respectively)	667	551

	2,917	2,501

Long-term debt (including from VIEs of $773 and $890, respectively)	2,440	2,691
Liability for guest loyalty program	1,361	1,313
Other long-term liabilities	937	893

Marriott shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,615	3,644
Retained earnings	3,401	3,286
Treasury stock, at cost	(5,874)	(5,348)
Accumulated other comprehensive loss	(11)	(2)

	1,136	1,585

	$8,791	$8,983

The abbreviation VIEs above means Variable Interest Entities.

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Twenty-Four Weeks Ended
	June 17, 2011	June 18, 2010

OPERATING ACTIVITIES
Net income	$236	$202
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	76	81
Income taxes	74	61
Timeshare activity, net	113	125
Liability for guest loyalty program	35	26
Restructuring costs, net	(4)	(6)
Asset impairments and write-offs	5	6
Working capital changes and other	(54)	27

Net cash provided by operating activities	481	522

INVESTING ACTIVITIES
Capital expenditures	(91)	(64)
Loan advances	(11)	(10)
Loan collections and sales	88	9
Equity and cost method investments	(70)	(9)
Contract acquisition costs	(47)	(20)
Other	(95)	25

Net cash used in investing activities	(226)	(69)

FINANCING ACTIVITIES
Commercial paper/credit facility, net	156	(329)
Repayment of long-term debt	(129)	(179)
Issuance of Class A Common Stock	62	54
Dividends paid	(64)	(14)
Purchase of treasury stock	(668)	0

Net cash used in financing activities	(643)	(468)

DECREASE IN CASH AND EQUIVALENTS	(388)	(15)
CASH AND EQUIVALENTS, beginning of period	505	115

CASH AND EQUIVALENTS, end of period	$117	$100

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

Our 2011 second quarter ended on June 17, 2011; our 2010 fourth quarter ended on December 31, 2010; and our 2010 second quarter ended on June 18, 2010. In our opinion, our financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 17, 2011, and December 31, 2010, the results of our operations for the twelve and twenty-four weeks ended June 17, 2011, and June 18, 2010, and cash flows for the twenty-four weeks ended June 17, 2011, and June 18, 2010. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. We have also reclassified certain prior year amounts to conform to our 2011 presentation. See Footnote No. 13, “Business Segments,” for additional information on the reclassification of segment revenues, segment financial results, and segment assets to reflect movement of Hawaii to our North American segments from our International segment.

Restricted Cash

Restricted cash in our Balance Sheets at the end of the 2011 second quarter and year-end 2010 is recorded as $62 million and $55 million, respectively, in the “Other current assets” line and $114 million and $30 million, respectively, in the “Other long-term assets” line. Restricted cash primarily consists of cash proceeds of a note receivable that are restricted as collateral for other debt; cash held in a reserve account related to Timeshare segment notes receivable securitizations; cash held internationally that we have not repatriated due to statutory, tax and currency risks; and deposits received, primarily associated with timeshare interval, fractional ownership, and residential sales that are held in escrow until the contract has closed.

2.	New Accounting Standards

Accounting Standards Update No. 2010-06 – Provisions Effective in the 2011 First Quarter (“ASU No. 2010-06”)

Certain provisions of ASU No. 2010-06 became effective during our 2011 first quarter. Those provisions, which amended Subtopic 820-10, require us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation of fair value measurements, in contrast to the previous aggregate presentation as a single line item. The adoption did not have a material impact on our financial statements or disclosures.

Future Adoption of Accounting Standards

Accounting Standards Update No. 2011-04 – “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011, which for us will be our 2012 first quarter. We are currently evaluating the impact ASU 2011-04 will have on our financial statements.

See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” of our 2010 Form 10-K for additional information on the three levels of fair value measurements.

Accounting Standards Update No. 2011-05 – “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for us this will be our 2012 first quarter), with early adoption permitted. We believe the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on our financial statements.

3.	Income Taxes

We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. We filed an Internal Revenue Service (“IRS”) refund claim relating to 2000 and 2001 for certain software development costs. The IRS disallowed the claims, and in July 2009, we protested the disallowance. This issue was settled in the 2011 second quarter. The IRS has examined our federal income tax returns, and we have settled all issues for tax years through 2009.

We participated in the IRS Compliance Assurance Program (“CAP”) for the 2010 tax year, and are participating in CAP for 2011. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Various income tax returns are also under examination by foreign, state and local taxing authorities.

For the second quarter of 2011, we decreased unrecognized tax benefits by $4 million from $38 million at the end of the 2011 first quarter primarily due to the closing of the 2005 through 2008 IRS audit examinations. For the first half of 2011, we decreased unrecognized tax benefits by $5 million from $39 million at year-end 2010 primarily due to the closing of the 2005 through 2008 IRS audit examinations. The unrecognized tax benefits balance of $34 million at the end of the 2011 second quarter included $20 million of tax positions that, if recognized, would impact our effective tax rate.

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

We recorded share-based compensation expense related to award grants of $22 million and $26 million for the twelve weeks ended June 17, 2011 and June 18, 2010, respectively, and $43 million and $50 million for the twenty-four weeks ended June 17, 2011 and June 18, 2010, respectively. Deferred compensation costs related to unvested awards totaled $171 million and $113 million at June 17, 2011 and December 31, 2010, respectively.

RSUs

We granted 2.5 million RSUs during the first half of 2011 to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the date of grant. RSUs granted in the first half of 2011 had a weighted average grant-date fair value of $40.

SARs

We granted 0.7 million SARs to officers and key employees during the first half of 2011. These SARs expire 10 years after the date of grant and both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. These SARs had a weighted average grant-date fair value of $16 and a weighted average exercise price of $41.

We use a binomial method to estimate the fair value of each SAR granted, under which we calculate the weighted average expected SARs terms as the product of a lattice-based binomial valuation model that uses suboptimal exercise factors. We use historical data to estimate exercise behaviors and terms to retirement for separate groups of retirement eligible and non-retirement eligible employees.

We used the following assumptions to determine the fair value of the Employee SARs granted during the first half of 2011.

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

Other Information

At the end of the 2011 second quarter, 54 million shares were reserved under the Comprehensive Plan, including 27 million shares under the Stock Option Program and the SAR Program.

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

	At June 17, 2011		At Year-End 2010
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cost method investments	$31	$26	$60	$63
Loans to timeshare owners – securitized	799	969	910	1,097
Loans to timeshare owners – non-securitized	217	233	170	176
Senior, mezzanine, and other loans – non-securitized	111	77	184	130
Restricted cash	114	114	30	30
Marketable securities	52	52	18	18

Total long-term financial assets	$1,324	$1,471	$1,372	$1,514

Non-recourse debt associated with securitized notes receivable	$(773)	$(814)	$(890)	$(921)
Senior Notes	(1,285)	(1,450)	(1,631)	(1,771)
Commercial paper	(156)	(156)	0	0
Other long-term debt	(143)	(138)	(142)	(138)
Other long-term liabilities	(105)	(103)	(71)	(67)
Long-term derivative liabilities	(1)	(1)	(1)	(1)

Total long-term financial liabilities	$(2,463)	$(2,662)	$(2,735)	$(2,898)

We estimate the fair value of the securitized notes receivable using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model uses default rates, prepayment rates, coupon rates and loan terms for our securitized notes receivable portfolio as key drivers of risk and relative value, that when applied in combination with pricing parameters, determines the fair value of the underlying notes receivable.

We estimate the fair value of the portion of our non-securitized notes receivable that we believe will ultimately be securitized in the same manner as securitized notes receivable. We value the remaining non-securitized notes receivable at their carrying value, rather than using our pricing model. We believe that the carrying value of such notes receivable approximates fair value because the stated interest rates of these loans are consistent with current market rates and the reserve for these notes receivable appropriately accounts for risks in default rates, prepayment rates, and loan terms.

We estimate the fair value of our senior, mezzanine, and other loans by discounting cash flows using risk-adjusted rates. We estimate the fair value of our cost method investments by applying a cap rate to stabilized earnings (a market approach). The carrying value of our restricted cash approximates its fair value.

We estimate the fair value of our non-recourse debt associated with securitized notes receivable using internally generated cash flow estimates derived by modeling all bond tranches for our active notes receivable securitization transactions, with consideration for the collateral specific to each tranche. The key drivers in our analysis include default rates, prepayment rates, bond interest rates and other structural factors, which we use to estimate the projected cash flows. In order to estimate market credit spreads by rating, we reviewed market spreads from timeshare notes receivable securitizations and other asset-backed transactions that occurred in the market during the first half of 2011 and fiscal year 2010. We then applied those estimated market spreads to swap rates in order to estimate an underlying discount rate for calculating the fair value of the active bonds payable.

We estimate the fair value of our other long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, and we determine the fair value of our senior notes using quoted market prices. At the end of the 2011 second quarter the carrying value of our commercial paper approximated its fair value due to the short maturity. Other long-term liabilities represent guarantee costs and reserves and deposit liabilities. The carrying values of our guarantee costs and reserves approximate their fair values. We estimate the fair value of our deposit liabilities primarily by discounting future payments at a risk-adjusted rate.

We are required to carry our marketable securities at fair value. We value these securities using directly observable Level 1 inputs. The carrying value of our marketable securities at the end of our 2011 second quarter was $52 million, which included debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs as well as shares of a publicly traded company. During the 2011 second quarter, a company in which we owned an investment that we accounted for using the cost method became a publicly traded company. Accordingly, we reclassified the investment to marketable securities and now record our investment at fair value. As of the end of the 2011 second quarter, this investment had a fair value of $32 million, which was $10 million lower than our cost basis. We do not believe this investment is other-than-temporarily impaired based on the following factors: the operating performance of the underlying company; the relatively short time period that the company has been publicly traded; overall share price volatility in the lodging sector during the 2011 second quarter; and we have the intent and ability to hold this investment for the foreseeable future. We have reflected the unrealized loss in accumulated other comprehensive loss at June 17, 2011.

We are also required to carry our derivative assets and liabilities at fair value. As of the end of our 2011 second quarter, we had derivative instruments in a long-term liability position of $1 million valued using Level 3 inputs. We value our Level 3 input derivatives using valuations that we calibrate to the initial trade prices, with subsequent valuations based on unobservable inputs to the valuation model, including interest rates and volatilities.

See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” of our 2010 Form 10-K for additional information.

6.	Earnings Per Share

The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
(in millions, except per share amounts)

Computation of Basic Earnings Per Share

Net income	$135	$119	$236	$202
Weighted average shares outstanding	356.9	362.1	362.0	360.7

Basic earnings per share	$0.38	$0.33	$0.65	$0.56

Computation of Diluted Earnings Per Share

Net income	$135	$119	$236	$202

Weighted average shares outstanding	356.9	362.1	362.0	360.7
Effect of dilutive securities
Employee stock option and SARs plans	9.1	11.5	9.8	10.7
Deferred stock incentive plans	0.9	1.1	0.9	1.2
Restricted stock units	2.5	2.7	3.2	2.9

Shares for diluted earnings per share	369.4	377.4	375.9	375.5

Diluted earnings per share	$0.37	$0.31	$0.63	$0.54

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

In accordance with the applicable accounting guidance for calculating earnings per share, we have not included the following stock options and SARs in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended June 17, 2011, 1.0 million options and SARs, with exercise prices ranging from $36.22 to $49.03;

(b)	for the twelve-week period ended June 18, 2010, 2.5 million options and SARs, with exercise prices ranging from $34.11 to $49.03;

(c)	for the twenty-four week period ended June 17, 2011, 1.0 million options and SARs, with exercise prices ranging from $ 40.84 to $49.03; and

(d)	for the twenty-four week period ended June 18, 2010, 3.7 million options and SARs, with exercise prices ranging from $31.05 to $49.03.

7.	Inventory

Inventory, totaling $1,365 million as of June 17, 2011 and $1,489 million as of December 31, 2010, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,346 million as of June 17, 2011 and $1,472 million as of December 31, 2010. Inventory totaling $19 million and $17 million as of June 17, 2011 and December 31, 2010, respectively, primarily relates to hotel operating supplies for the limited number of properties we own or lease. We primarily record Timeshare segment interval, fractional ownership, and residential products at the lower of cost or fair market value, in accordance with applicable accounting guidance, and we generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.

We show the composition of our Timeshare segment inventory balances in the following table:

($ in millions)	June 17, 2011	December 31, 2010

Finished goods	$582	$732
Work-in-process	240	101
Land and infrastructure	524	639

	$1,346	$1,472

8.	Property and Equipment

We show the composition of our property and equipment balances in the following table:

($ in millions)	June 17, 2011	December 31, 2010

Land	$614	$514
Buildings and leasehold improvements	963	854
Furniture and equipment	1,067	984
Construction in progress	143	204

	2,787	2,556
Accumulated depreciation	(1,304)	(1,249)

	$1,483	$1,307

9.	Notes Receivable

We show the composition of our notes receivable balances (net of reserves and unamortized discounts) in the following table:

($ in millions)	June 17, 2011	December 31, 2010

Loans to timeshare owners – securitized	$913	$1,028
Loans to timeshare owners – non-securitized	275	225
Senior, mezzanine, and other loans – non-securitized	120	191

	1,308	1,444

Less current portion
Loans to timeshare owners – securitized	(114)	(118)
Loans to timeshare owners – non-securitized	(58)	(55)
Senior, mezzanine, and other loans – non-securitized	(9)	(7)

	$1,127	$1,264

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in our Balance Sheets. We show the composition of our long-term notes receivable balances (net of reserves and unamortized discounts) in the following table:

($ in millions)	June 17, 2011	December 31, 2010

Loans to timeshare owners	$1,016	$1,080
Loans to equity method investees	2	2
Other notes receivable	109	182

	$1,127	$1,264

The following tables show future principal payments (net of reserves and unamortized discounts) as well as interest rates, reserves and unamortized discounts for our securitized and non-securitized notes receivable.

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total

2011	$46	$66	$112
2012	57	116	173
2013	34	121	155
2014	28	122	150
2015	24	118	142
Thereafter	206	370	576

Balance at June 17, 2011	$395	$913	$1,308

Weighted average interest rate at June 17, 2011	9.5%	13.1%	12.0%

Range of stated interest rates at June 17, 2011	0 to 19.5%	5.2 to 19.5%	0 to 19.5%

Notes Receivable Reserves

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total

Balance at year-end 2010	$203	$89	$292

Balance at June 17, 2011	$200	$73	$273

Notes Receivable Unamortized Discounts (1)

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total

Balance at year-end 2010	$13	$0	$13

Balance at June 17, 2011	$13	$0	$13

(1)	The discounts for both June 17, 2011 and year-end 2010 relate entirely to our Senior, Mezzanine, and Other Loans.

Senior, Mezzanine, and Other Loans

We reflect interest income associated with “Senior, mezzanine, and other loans” in the “Interest income” caption in our Income Statements. At the end of the 2011 second quarter, our recorded investment in impaired “Senior, mezzanine, and other loans” was $98 million. We had a $78 million notes receivable reserve representing an allowance for credit losses, leaving $20 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2010, our recorded investment in impaired “Senior, mezzanine, and other loans” was $83 million, and we had a $74 million notes receivable reserve representing an allowance for credit losses, leaving $9 million of our investment in impaired loans, for which we had no related allowance for credit losses. During the 2011 and 2010 first halves, our average investment in impaired “Senior, mezzanine, and other loans” totaled $90 million and $143 million, respectively.

The following table summarizes the activity related to our “Senior, mezzanine, and other loans” notes receivable reserve for the first half of 2011:

($ in millions)	Notes Receivable Reserve

Balance at year-end 2010	$74
Additions	1
Reversals	(6)
Transfers and other	9

Balance at June 17, 2011	$78

At the end of the 2011 second quarter, past due senior, mezzanine, and other loans totaled $6 million.

Loans to Timeshare Owners

We reflect interest income associated with “Loans to timeshare owners” of $37 million and $43 million for the 2011 and 2010 second quarters, respectively, and $76 million and $88 million for the twenty-four weeks ended June 17, 2011 and June 18, 2010, respectively, in our Income Statements in the “Timeshare sales and services” revenue caption. Of the $37 million of interest income we recognized from these loans in the 2011 second quarter, $30 million was associated with securitized loans and $7 million was associated with non-securitized loans, compared with $33 million associated with securitized loans and $10 million associated with non-securitized loans recognized in the 2010 second quarter. Of the $76 million of interest income we recognized in the first half of 2011, $62 million was associated with securitized loans and $14 million was associated with non-securitized loans, compared with $69 million associated with securitized loans and $19 million associated with non-securitized loans in the first half of 2010.

The following table summarizes the activity related to our “Loans to timeshare owners” notes receivable reserve for the first half of 2011:

($ in millions)	Non-Securitized Notes Receivable Reserve	Securitized Notes Receivable Reserve	Total

Balance at year-end 2010	$129	$89	$218
Additions for current year securitizations	14	0	14
Write-offs	(38)	0	(38)
Defaulted note repurchase activity (1)	22	(22)	0
Other (2)	(5)	6	1

Balance at June 17, 2011	$122	$73	$195

(1)	Decrease in securitized reserve and increase in non-securitized reserve was attributable to the transfer of the reserve when we repurchased the notes.
(2)	Consists of static pool and default rate assumption changes.

As of June 17, 2011 and year-end 2010, we estimated average remaining default rates of 7.76 percent and 9.25 percent, respectively, for both non-securitized and securitized timeshare notes receivable.

We show our recorded investment in nonaccrual “Loans to timeshare owners” loans in the following table:

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total

Investment in loans on nonaccrual status at June 17, 2011	$103	$18	$121

Investment in loans on nonaccrual status at year-end 2010	$113	$15	$128

Average investment in loans on non-accrual status during the first half of 2011	$108	$16	$124

Average investment in loans on non-accrual status during the first half of 2010	$115	$11	$126

We show the aging of the recorded investment (before reserves) in “Loans to timeshare owners” in the following table:

($ in millions)	June 17, 2011

31 – 90 days past due	$33
91 – 150 days past due	20
Greater than 150 days past due	101

Total past due	154
Current	1,229

Total loans to timeshare owners	$1,383

10.	Long-term Debt

We provide detail on our long-term debt balances in the following table:

($ in millions)	June 17, 2011	December 31, 2010

Non-recourse debt associated with securitized notes receivable, interest rates ranging from 0.27% to 7.20% (weighted average interest rate of 4.97%)	$895	$1,016
Less current portion	(122)	(126)

	773	890

Senior Notes:
Series F, interest rate of 4.625%, face amount of $348, maturing June 15, 2012 (effective interest rate of 5.01%) (1)	348	348
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.52%) (1)	305	304
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.28%) (1)	289	289
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.43%) (1)	291	291
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013 (effective interest rate of 5.69%) (1)	399	399
Commercial paper, average interest rate of 0.3523% at June 17, 2011	156	0
$2,404 Effective Credit Facility	0	0
Other	239	182

	2,027	1,813
Less current portion	(360)	(12)

	1,667	1,801

	$2,440	$2,691

(1)	Face amount and effective interest rate are as of June 17, 2011.

The non-recourse debt associated with securitized notes receivable was, and to the extent currently outstanding is, secured by the related notes receivable. All of our other long-term debt was, and to the extent currently outstanding is, recourse to us but unsecured. Other debt in the preceding table includes capital leases, among other items.

On June 23, 2011, after the end of the second quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the facility's expiration from May 14, 2012 to June 23, 2016 and reduce (at our direction) the facility size from $2.404 billion to $1.75 billion of aggregate effective borrowings. The material terms of the amended and restated Credit Facility are otherwise unchanged, and the facility continues to support general corporate needs, including working capital, capital expenditures, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate also based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. See the “Cash Requirements and Our Credit Facilities” caption later in this report in the “Liquidity and Capital Resources” section for information on our available borrowing capacity at June 17, 2011.

Each of our securitized notes receivable pools contains various triggers relating to the performance of the underlying notes receivable. If a pool of securitized notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds by deal) transaction provisions effectively redirect the monthly excess spread we typically receive from that pool (related to the interests we retained), to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. During the first quarter of 2011, one pool that reached a performance trigger at year-end 2010 returned to meeting performance thresholds, while one other pool reached a performance trigger. At the end of the first quarter of 2011, this was the only pool that was still not meeting performance thresholds. This pool returned to compliance during the 2011 second quarter. At the end of the 2011 second quarter, there were no pools out of compliance. As a result of performance triggers, a total of $2 million in cash of excess spread was used to pay down debt during the first half of 2011. At June 17, 2011, we had 13 securitized notes receivable pools outstanding.

We show future principal payments (net of unamortized discounts) and unamortized discounts for our securitized and non-securitized debt in the following tables:

Debt Principal Payments (net of unamortized discounts)

($ in millions)	Non-Recourse Debt	Other Debt	Total

2011	$70	$6	$76
2012	124	517	641
2013	129	415	544
2014	131	71	202
2015	125	313	438
Thereafter	316	705	1,021

Balance at June 17, 2011	$895	$2,027	$2,922

As the contractual terms of the underlying securitized notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier due to prepayments by the notes receivable obligors.

Unamortized Debt Discounts

($ in millions)	Non-Recourse Debt	Other Debt	Total

Balance at December 31, 2010	$0	$16	$16

Balance at June 17, 2011	$0	$14	$14

We paid cash for interest, net of amounts capitalized, of $65 million in the first half of 2011 and $74 million in the first half of 2010.

11.	Comprehensive Income and Capital Structure

We detail comprehensive income in the following table:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010

Net income	$135	$119	$236	$202
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10	(6)	15	(19)
Other derivative instrument adjustments	(13)	1	(14)	1
Unrealized losses on available-for-sale securities	(10)	0	(10)	0

Total other comprehensive loss, net of tax	(13)	(5)	(9)	(18)

Comprehensive income	$122	$114	$227	$184

The following table details changes in shareholders’ equity.

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss

366.9	Balance at year-end 2010	$1,585	$5	$3,644	$3,286	$(5,348)	$(2)
0	Net income	236	0	0	236	0	0
0	Other comprehensive loss	(9)	0	0	0	0	(9)
0	Cash dividends ($0.1875 per share)	(68)	0	0	(68)	0	0
4.6	Employee stock plan issuance	67	0	(29)	(53)	149	0
(18.5)	Purchase of Treasury stock	(675)	0	0	0	(675)	0

353.0	Balance at June 17, 2011	$1,136	$5	$3,615	$3,401	$(5,874)	$(11)

12.	Contingencies

Guarantees

We issue guarantees to certain lenders and hotel owners, primarily to obtain long-term management contracts. The guarantees generally have a stated maximum amount of funding and a term of four to ten years. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are inadequate to cover annual debt service or to repay the loan at the end of the term. The terms of the guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. Guarantee fundings to lenders and hotel owners are generally recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. We also enter into project completion guarantees with certain lenders in conjunction with hotels and Timeshare segment properties that we or our joint venture partners are building.

We show the maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings in the following table.

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings at June 17, 2011	Liability for Expected Future Fundings at June 17, 2011

Debt service	$58	$6
Operating profit	153	55
Other	49	2

Total guarantees where we are the primary obligor	$260	$63

We included our liability for expected future fundings at June 17, 2011, in our Balance Sheet as follows: $3 million in the “Other current liabilities” and $60 million in the “Other long-term liabilities.”

Our guarantees listed in the preceding table include $24 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties.

The guarantees in the preceding table do not include the following:

•

$116 million of guarantees related to Senior Living Services lease obligations of $73 million (expiring in 2013) and lifecare bonds of $43 million (estimated to expire in 2016), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $6 million of the lifecare bonds; Health Care Property Investors, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $36 million of the lifecare bonds, and Five Star Senior Living is the primary obligor on the remaining $1 million of lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. While we currently do not expect to fund under the guarantees, Sunrise’s SEC filings suggest that Sunrise’s continued ability to meet these guarantee obligations cannot be assured given Sunrise’s financial position and limited access to liquidity.

•

Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $53 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $7 million (€5 million) of which remained at June 17, 2011. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•

A project completion guarantee to a lender for a joint venture project with an estimated aggregate total cost of $592 million. We are liable on a several basis with our partners in an amount equal to our 34 percent pro rata ownership in the joint venture. Our liability associated with this guarantee had a carrying value of $16 million at June 17, 2011, as further discussed in Footnote No. 15, “Variable Interest Entities.”

•

A project completion guarantee that we provided to another lender for a joint venture project with an estimated aggregate total cost of $520 million (Canadian $508 million). The associated joint venture will satisfy payments for cost overruns for this project through contributions from the partners or from borrowings, and we are liable on a several basis with our partners in an amount equal to our 20 percent pro rata ownership in the joint venture. In 2010, our partners executed documents indemnifying us for any payments that may be required for this guarantee obligation. Our liability associated with this project completion guarantee had a carrying value of $3 million at June 17, 2011.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit

In addition to the guarantees noted in the preceding paragraphs, as of June 17, 2011, we had the following commitments outstanding:

•

A commitment to invest up to $8 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund this commitment within three years.

•	A commitment, with no expiration date, to invest up to $29 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

•

A commitment for $18 million (HKD $141 million) to purchase vacation ownership units upon completion of construction for sale in our Timeshare segment. We have already made deposits of $11 million in conjunction with this commitment. We expect to pay the remaining $7 million upon acquisition of the units in the 2011 third quarter.

•	A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property that we expect to fund within three years.

•	A commitment, with no expiration date, to invest up to $7 million in a joint venture that we do not expect to fund.

•	$3 million (€2 million) of other purchase commitments that we expect to fund over the next three years, as follows: $1 million in each of 2012, 2013 and 2014.

•

Commitments to subsidize vacation ownership associations for costs that otherwise would be covered by annual maintenance fees associated with vacation ownership interests or units that have not yet been built were $6 million, which we expect will be paid in 2011.

•

$3 million of loan commitments that we have extended to owners of lodging properties. We expect to fund approximately $1 million of these commitments within three years, and do not expect to fund the remaining $2 million of commitments, $1 million of which will expire within three years and $1 million of which will expire after five years.

•

A $1 million commitment, with no expiration date, to a hotel real estate investment trust in which we have an ownership interest that we do not expect to fund. The commitment is pledged as collateral for certain trust investments.

•	A commitment to invest up to $3 million in a joint venture, which we expect to fund in 2011.

•

We have a right and under certain circumstances an obligation to acquire our joint venture partner’s remaining 50 percent interest in two joint ventures over the next ten years at a price based on the performance of the ventures. We made a $7 million (€5 million) deposit in conjunction with this contingent obligation in the 2011 first quarter and expect to make two additional deposits of €5 million each in fiscal year 2012, after certain conditions are met. The deposits are refundable to the extent we do not acquire our joint venture partner’s remaining interests.

•	We have a commitment to invest up to $5 million (€4 million) in an existing joint venture during the third quarter of 2011 if certain events take place.

•

We have a right and under certain circumstances an obligation to acquire the landlord’s interest in the real estate property and attached assets of a hotel that we lease for approximately $64 million (€45 million) during the next three years.

At June 17, 2011, we had $78 million of letters of credit outstanding ($75 million under our Credit Facility and $3 million outside the Credit Facility), the majority of which related to our self-insurance programs. Surety bonds issued as of June 17, 2011, totaled $201 million, the majority of which federal, state and local governments requested in connection with our lodging operations, Timeshare segment operations, and self-insurance programs.

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

•	Luxury Lodging, which includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION properties worldwide (together with residential properties associated with some Ritz-Carlton hotels); and

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

In 2011, we changed the management reporting structure for properties located in Hawaii. In conjunction with that change, we now report revenues, financial results, assets, and liabilities for properties located in Hawaii in our North American segments rather than in our International segment. In addition, we now recognize in our Timeshare segment some base management fees we previously recognized in our International segment. For comparability, we have reclassified prior year segment revenues, segment financial results, and segment assets to reflect these changes. These reclassifications only affect our segment reporting, and do not change our total consolidated revenue, operating income, or net income or our total segment revenues or total segment financial results.

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

Revenues

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010

North American Full-Service Segment	$1,305	$1,243	$2,556	$2,413
North American Limited-Service Segment	564	507	1,066	968
International Segment	301	274	567	532
Luxury Segment	391	364	776	730
Timeshare Segment	390	364	748	724

Total segment revenues	2,951	2,752	5,713	5,367
Other unallocated corporate	21	19	37	34

	$2,972	$2,771	$5,750	$5,401

Net Income

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010

North American Full-Service Segment	$89	$83	$167	$154
North American Limited-Service Segment	98	82	170	141
International Segment	45	42	81	74
Luxury Segment	20	21	38	42
Timeshare Segment	29	32	64	58

Total segment financial results	281	260	520	469
Other unallocated corporate	(58)	(49)	(120)	(102)
Interest expense and interest income (1)	(22)	(27)	(47)	(54)
Income taxes	(66)	(65)	(117)	(111)

	$135	$119	$236	$202

(1)

Of the $37 million and $78 million of interest expense shown on the Income Statement for the twelve and twenty-four weeks ended June 17, 2011, respectively, we allocated $12 and $24 million, respectively, to our Timeshare Segment. Of the $44 million and $89 million of interest expense shown on the Income Statement for the twelve and twenty-four weeks ended June 18, 2010, respectively, we allocated $14 and $28 million, respectively, to our Timeshare segment.

Equity in Losses of Equity Method Investees

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010

North American Full-Service Segment	$1	$1	$0	$1
North American Limited-Service Segment	1	(1)	(1)	(6)
International Segment	(1)	(2)	(1)	(2)
Luxury Segment	(1)	1	(2)	0
Timeshare Segment	0	(3)	0	(8)

Total segment equity in losses	$0	$(4)	$(4)	$(15)

Assets

	At Period End
($ in millions)	June 17, 2011	December 31, 2010

North American Full-Service Segment	$1,240	$1,221
North American Limited-Service Segment	520	465
International Segment	1,024	822
Luxury Segment	899	871
Timeshare Segment	3,172	3,310

Total segment assets	6,855	6,689
Other unallocated corporate	1,936	2,294

	$8,791	$8,983

We estimate that the cash outflow associated with completing all phases of our existing portfolio of owned timeshare properties currently under development will be approximately $214 million. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.

14.	Acquisitions

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

In the first quarter of 2011, we acquired certain assets and a leasehold on a hotel for an initial payment of $34 million (€25 million) in cash plus fixed annual rent. See Footnote No. 17, “Leases,” for additional information. As noted in Footnote No. 12, “Contingencies,” we also have a right and, in some circumstances, an obligation to acquire the landlord’s interest in the real estate property and attached assets of this hotel for $64 million (€45 million) during the next three years.

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

At June 17, 2011, consolidated assets on our Balance Sheet included collateral for the obligations of those variable interest entities with a carrying amount of $979 million, comprised of $114 million of current notes receivable and $799 million of long-term notes receivable (each net of reserves), $5 million of interest receivable and $47 million and $14 million, respectively, of current and long-term restricted cash. Further, at June 17, 2011, consolidated liabilities on our Balance Sheet included liabilities for those variable interest entities with a carrying amount of $900 million, comprised of $5 million of interest payable, $122 million of current portion of long-term debt, and $773 million of long-term debt. The noncontrolling interest balance for those entities was zero. The creditors of those entities do not have general recourse to us. As a result of our involvement with these entities, we recognized $62 million of interest income, offset by $24 million of interest expense to investors.

We show our cash flows to and from the timeshare notes securitization variable interest entities in the following table:

($ in millions)	Twenty-Four Weeks Ended
	June 17, 2011	June 18, 2010
Cash inflows:
Principal receipts	$110	$116
Interest receipts	64	69

Total	174	185

Cash outflows:
Principal to investors	(100)	(105)
Repurchases	(22)	(29)
Interest to investors	(20)	(24)

Total	(142)	(158)

Net Cash Flows	$32	$27

Under the terms of our timeshare note securitizations, we have the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limit such repurchases to 10 to 20 percent of the transaction’s initial mortgage balance. We made voluntary repurchases of defaulted notes of $22 million during the first half of 2011 and $29 million during the first half of 2010. Our maximum exposure to loss relating to the entities that own these notes is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding notes), plus cash reserves and any residual interest in future cash flows from collateral.

Other variable interest entities

We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets fractional ownership and residential interests. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. We have determined that we are not the primary beneficiary as power to direct the activities that most significantly impact economic performance of the entity is shared among the variable interest holders, and therefore we do not consolidate the entity. In 2009, we fully impaired our equity investment and certain loans receivable due from the entity. In 2010, the continued application of equity losses to our outstanding loan receivable balance reduced its carrying value to zero. We may fund up to an additional $16 million and do not expect to recover this amount, which we have accrued and included in current liabilities. We do not have any remaining exposure to loss related to this entity.

In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” of our Annual Report on Form 10-K for 2007, under the caption “2005 Acquisitions,” we manage hotels on behalf of tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At June 17, 2011, we managed ten hotels on behalf of three tenant entities. The entities have minimal equity and minimal assets comprised of hotel working capital and furniture, fixtures, and equipment. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from its guarantees fully in connection with seven of these properties and partially in connection with the other three properties. At the end of the 2011 first quarter, the trust account had been fully depleted. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not bear the majority of the expected losses. We are liable for rent payments for seven of the ten hotels if there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these hotels totaled approximately $33 million. In addition, we are liable for rent payments of up to an aggregate cap of $16 million for the three other hotels if there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

16.	Planned Spin-off

On February 14, 2011, we announced a plan to separate the company’s businesses into two separate, publicly traded companies. Under the plan, we expect to spin-off our timeshare operations and timeshare development business as a new independent company through a special tax-free dividend to our shareholders in late 2011. The new company will focus on the timeshare business as the exclusive developer and operator of timeshare, fractional, and related products under the Marriott brand and the exclusive developer of fractional and related products under The Ritz-Carlton brand. In the separation, we will retain the lodging management and franchise businesses. We expect to receive franchise fees totaling approximately two percent of developer contract sales plus $50 million annually for the new timeshare company’s use of the Marriott timeshare and Ritz-Carlton fractional brands. The franchise fee is also expected to include a periodic inflation adjustment. We also expect that the anticipated spin-off will result in the recognition over a number of years of several hundred million dollars of cash tax benefits to Marriott relating to the value of the timeshare business.

The new timeshare company, Marriott Vacations Worldwide Corporation (“MVW”), filed an initial Form 10 registration statement with the SEC on June 28, 2011. We expect that the common stock of MVW will be listed on a national securities exchange. We do not expect that MVW will pay a quarterly cash dividend or be investment grade in the near term. The transaction is subject to final approval by our board of directors, the receipt of normal and customary regulatory approvals and third-party consents, the execution of inter-company agreements, receipt of a favorable ruling from the Internal Revenue Service, arrangement of adequate financing facilities, and other related matters. We anticipate the receipt of the IRS private-letter tax ruling in September, confirming that the distribution of shares of Marriott Vacations Worldwide common stock will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss by us or our shareholders, except, in the case of our shareholders, for cash received in lieu of fractional shares. The transaction will not require shareholder approval and will have no impact on Marriott’s contractual obligations to the existing securitizations. While we expect that the planned spin-off will be completed before year-end 2011, we cannot assure you that it will be completed on the anticipated schedule or that its terms will not change. See “Part II, Item 1A – Risk Factors” for certain risk factors relating to the Planned Spin-off Risks.

Because of the anticipated continuing involvement between the companies, we do not expect the planned spin-off of the timeshare operations and timeshare development business to qualify under GAAP for discontinued operations presentation in our financial statements.

17.	Leases

As noted in Footnote No. 14, “Acquisitions,” in the 2011 first quarter we acquired a leasehold on a hotel for an initial payment of $34 million (€25 million) in cash plus fixed annual rent. We account for this leasehold as a capital lease, and the following table details the aggregate minimum lease payments through the initial lease term, which ends in 2014:

($ in millions)	Minimum Lease Payments

2011	$1
2012	2
2013	2
2014	65

Total minimum lease payments	70
Less: amount representing interest	(6)

Present value of net minimum lease payments	$64

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

BUSINESS AND OVERVIEW

Lodging

Conditions for our lodging business improved in the first half of 2011 reflecting an improving economic climate in most markets around the world, strong unit growth, and the impact of operating efficiencies across our company. While the recent recession significantly affected lodging demand and hotel pricing, occupancies began to improve late in 2009 and that improvement continued throughout 2010. Room rates began to stabilize and improve in some markets in the 2010 second quarter, and that improvement continued, strengthened and expanded to other markets throughout the rest of 2010. In the second quarter of 2011 as compared to the year ago quarter, worldwide average daily rates increased 3.6 percent on a constant dollar basis to $135.84 for comparable systemwide properties, with RevPAR increasing 6.8 percent to $98.39 and occupancy increasing 2.1 percentage points to 72.4 percent. For the first half of 2011, as compared to the first half of 2010, worldwide average daily rates increased 3.3 percent on a constant dollar basis to $132.73 for comparable systemwide properties, with RevPAR increasing 6.7 percent to $91.14 and occupancy increasing 2.2 percentage points to 68.7 percent.

While worldwide RevPAR for the first half of 2011 remains well below 2008 levels, we continued to see strengthening in comparable properties in South America, Asia, Europe, and the Caribbean, and in our luxury properties around the world. Demand at properties in the Middle East weakened further reflecting unrest in that region. While demand in Japan was weak in the 2011 first quarter reflecting the impact of the aftermath of the earthquake and tsunami, demand began to improve in the 2011 second quarter, but remained below 2010 levels. For comparable properties in North America, most markets reflect strong demand and modest supply growth. In Washington, D.C., a shorter Congressional calendar and continued budget concerns reduced lodging demand in the 2011 first half.

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

Our hotels serve both transient and group customers. Overall, business transient and leisure transient demand is strong, while group demand remains soft, but is improving. Group customers typically book rooms and meeting space with significant lead times. Typically, two-thirds of group business is booked prior to the year of arrival and one-third is booked in the year of arrival. Group pricing tends to lag transient pricing due to the significant lead times for group bookings.

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

Our lodging business model involves managing and franchising hotels, rather than owning them. At June 17, 2011, we operated 44 percent of the hotel rooms in our system under management agreements, our franchisees operated 53 percent under franchise agreements, we owned or leased two percent, and one percent were operated or franchised through unconsolidated joint ventures. Our emphasis on long-term management contracts and franchising tends to provide more stable earnings in periods of economic softness, while the addition of new hotels to our system generates growth. This strategy has allowed substantial growth while reducing financial leverage and risk in a cyclical industry. In addition, we believe we increase our financial flexibility by reducing our capital investments and adopting a strategy of recycling the investments that we make.

During the first half of 2011, we added 18,332 rooms (gross) to our system. Approximately 70 percent of new rooms were located outside the United States, 38 percent of the new rooms were associated with the new AC Hotels joint venture, and 15 percent of the room additions were conversions from competitor brands. We currently have more than 100,000 rooms in our lodging development pipeline. For the full 2011 fiscal year, we expect to add approximately 35,000 rooms (gross) to our system. The figures in this paragraph do not include residential, timeshare, or ExecuStay units.

We consider RevPAR, which we calculate by dividing room sales for comparable properties by room nights available to guests for the period, to be a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues. References to RevPAR throughout this report are in constant dollars, unless otherwise noted. Constant dollar statistics are calculated by applying exchange rates for the current period to the prior comparable period.

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

We earn base management fees and incentive management fees on the hotels that we manage, and we earn franchise fees on the hotels operated by others under franchise agreements with us. Base fees are typically a percentage of property-level revenue while incentive fees are typically a percentage of net house profit adjusted for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less non-controllable expenses such as insurance, real estate taxes, capital spending reserves, and the like. As compared to the first half of 2010, base management, incentive and franchise fees increased in the first half of 2011 reflecting strengthening RevPAR and unit growth.

Timeshare

On February 14, 2011, we announced a plan to split the company’s businesses into two separate, publicly traded companies. Under the plan, we expect to spin-off our timeshare operations and timeshare development business as a new independent company (Marriott Vacation Worldwide Corporation)

through a special tax-free dividend to our shareholders in late 2011. Please see Footnote No. 16, “Planned Spin-off,” of the Notes to our Financial Statements and “Part II, Item 1A – Risk Factors; Planned Spin-off Risks” for additional information.

Timeshare segment contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential ownership products before the adjustment for percentage-of-completion accounting. Contract sales for our timeshare, fractional, and residential products decreased in the first half of 2011, compared to 2010, largely due to difficult comparisons driven by sales promotions in the first half of 2010 as well as the start-up impact of our shift from the sale of weeks-based to points-based products. By year-end 2010, timeshare pricing had improved because we had largely discontinued or reduced the purchase incentives. In addition, beginning in May of 2010, we began targeting more of our marketing efforts towards our existing owner base as we launched our points-based Marriott Vacation Club Destinations program. Contract sales to existing owners totaled 61 percent of contract sales for both the 2011 second quarter and the 2011 first half and 48 percent of contract sales for both the 2010 second quarter and the 2010 first half. While sales to existing customers were strong, with fewer sales to new customers and a lower average contract price, contract sales declined as compared to the 2010 first half. We expect to shift our marketing focus from the existing owner base to new owners in the second half of 2011. Demand for luxury fractional and residential units remains weak.

As with Lodging, our Timeshare properties continue to maintain very tight cost controls, and during 2011 we continue to require (where legally permitted) or encourage employees to use their vacation time accrued during 2011.

CONSOLIDATED RESULTS

The following discussion presents an analysis of results of our operations for the twelve weeks and twenty-four weeks ended June 17, 2011, compared to the twelve weeks and twenty-four weeks ended June 18, 2010.

Revenues

Twelve Weeks. Revenues increased by $201 million (7 percent) to $2,972 million in the second quarter of 2011 from $2,771 million in the second quarter of 2010, as a result of higher: cost reimbursements revenue ($176 million); base management and franchise fees ($28 million); and incentive management fees ($4 million (comprised of a $2 million increase for North America and a $2 million increase outside of North America)). These increases were partially offset by lower owned, leased, corporate housing, and other revenue ($6 million) and lower Timeshare sales and services revenue ($1 million).

The increases in base management fees, to $149 million in the 2011 second quarter from $136 million in the 2010 second quarter, and in franchise fees, to $120 million in the 2011 second quarter from $105 million in the 2010 second quarter, primarily reflected stronger RevPAR and the impact of unit growth across the system. The increase in incentive management fees primarily reflected higher net property-level income at many hotels driven by strong demand.

The decrease in owned, leased, corporate housing, and other revenue, to $249 million in the 2011 second quarter, from $255 million in the 2010 second quarter, primarily reflected $6 million of lower revenue from owned and leased properties and $6 million of lower hotel agreement termination fees, partially offset by $5 million of higher corporate housing and other revenue. The decrease in owned and leased revenue primarily reflected lower revenues at one leased property and the conversion of one property from leased to managed. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate totaled $18 million for each of the 2011 and 2010 second quarters.

The decrease in Timeshare sales and services revenue to $288 million in the 2011 second quarter, from $289 million in the 2010 second quarter, primarily reflected lower financing revenue and lower other revenue, mostly offset by higher development revenue and higher services revenue. See “BUSINESS SEGMENTS: Timeshare” later in this report for additional information on our Timeshare segment.

Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income attributable to us. The increase in cost reimbursements revenue, to $2,116 million in the 2011 second quarter from $1,940 million in the 2010 second quarter, reflected the impact of higher property-level demand and growth across the system, partially offset by lower property-level costs in response to cost controls. Net of hotels exiting the system, we added 5,606 managed rooms and 11,415 franchised rooms to our system since the end of the 2010 second quarter.

Twenty-four Weeks. Revenues increased by $349 million (6 percent) to $5,750 million in the first half of 2011 from $5,401 million in the first half of 2010, as a result of higher: cost reimbursements revenue ($315 million); base management and franchise fees ($49 million); and incentive management fees ($6 million (comprised of a $3 million increase for North America and a $3 million increase outside of North America)). These increases were partially offset by lower owned, leased, corporate housing, and other revenue ($11 million) and lower Timeshare sales and services revenue ($10 million).

The increases in base management fees, to $283 million in the first half of 2011 from $261 million in the first half of 2010, and in franchise fees, to $223 million in the first half of 2011 from $196 million in the first half of 2010, primarily reflected stronger RevPAR and the impact of unit growth across the system. The increase in incentive management fees primarily reflected higher net property-level income at many hotels driven by strong demand.

The decrease in owned, leased, corporate housing, and other revenue, to $473 million in the first half of 2011, from $484 million in the first half of 2010, reflected $16 million of lower revenue from owned and leased properties and $4 million of lower hotel agreement termination fees, partially offset by $5 million of higher corporate housing and other revenue and $3 million of higher total branding fees. The decrease in owned and leased revenue primarily reflected lower revenues at one leased property and the conversion of one property from leased to managed. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate totaled $34 million and $31 million in the first halves of 2011 and 2010, respectively.

The decrease in Timeshare sales and services revenue to $564 million in the first half of 2011, from $574 million in the first half of 2010, primarily reflected $12 million of lower financing revenue and $10 million of lower other revenue, partially offset by $11 million of higher services revenue. Development revenue increased by $1 million and reflected favorable reportability related to reserves on notes recorded in the first half of 2010, almost entirely offset by lower sales volumes. See “BUSINESS SEGMENTS: Timeshare” later in this report for additional information on our Timeshare segment.

The increase in cost reimbursements revenue, to $4,115 million in the first half of 2011 from $3,800 million in the first half of 2010, reflected the impact of higher property-level demand and growth across the system, partially offset by lower property-level costs in response to cost controls.

Operating Income

Twelve Weeks. Operating income increased by $6 million to $232 million in the 2011 second quarter from $226 million in the 2010 second quarter. The increase reflected a $28 million increase in franchise and base management fees and $4 million of higher incentive management fees, partially offset by a $17 million increase in general, administrative, and other expenses, $7 million of lower Timeshare sales and services revenue net of direct expenses, and $2 million of lower owned, leased, corporate housing, and other revenue net of direct expenses. We discuss the reasons for the increases of $28 million in franchise and base management fees and $4 million in incentive management fees as compared to the 2010 second quarter in the preceding “Revenues” section.

General, administrative, and other expenses increased by $17 million (12 percent) to $159 million in the second quarter of 2011 from $142 million in the second quarter of 2010. The increase primarily reflected the following items: $7 million of higher legal expenses, $6 million of higher compensation costs, a $5 million performance cure payment for a North American Full-Service property, and $3 million of transaction-related expenses associated with the planned spin-off of the timeshare business, partially offset by a $5 million reversal of a loan loss provision in the 2011 second quarter related to one property with increased expected future cash flows.

The $17 million increase in total general, administrative, and other expenses consisted of a $7 million increase that we did not allocate to any of our segments; a $6 million increase allocated to our North American Full-Service segment; a $3 million increase allocated to our International segment; a $2 million increase allocated to our Timeshare segment; a $1 million increase allocated to our North American Limited-Service segment; partially offset by a $2 million decrease allocated to our Luxury segment.

Timeshare sales and services revenue net of direct expenses totaled $43 million in the second quarter of 2011 and $50 million in the 2010 second quarter. The decrease of $7 million as compared to the second quarter of 2010, primarily reflected $6 million of lower financing revenue net of expense and $1 million of lower development revenue net of product costs and marketing and selling costs. The $6 million decrease in financing revenue net of expense primarily reflected decreased interest income due to lower notes receivable balances. Lower development revenue net of product costs and marketing and selling costs primarily reflected higher product costs, mostly offset by higher development revenue. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our Timeshare segment.

The $2 million (6 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $4 million of lower hotel agreement termination fees, net of termination costs, $4 million lower results at a hotel in Japan that experienced lower demand as a result of the recent earthquake and tsunami, partially offset by $2 million of net stronger results at some owned and leased hotels primarily driven by higher RevPAR and property-level margins, and $3 million of higher other revenue net of expenses.

Twenty-four Weeks. Operating income increased by $17 million to $423 million in the first half of 2011 from $406 million in the first half of 2010. The increase reflected a $49 million increase in franchise and base management fees, $6 million of higher owned, leased, corporate housing, and other revenue net of direct expenses and $6 million of higher incentive management fees, partially offset by a $38 million increase in general, administrative, and other expenses and $6 million of lower Timeshare sales and services revenue net of direct expenses. We address the reasons for the increases of $49 million in franchise and base management fees and $6 million in incentive management fees as compared to the first half of 2010 in the preceding “Revenues” section.

The $6 million (14 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $5 million of net stronger results at some owned and leased properties due to higher RevPAR and property-level margins, $3 million of higher branding fees, $3 million favorable impact of unit additions, net of unit deletions and $2 million of higher other revenue net of expenses, partially offset by $5 million of lower results at a hotel in Japan that experienced lower demand as a result of the recent earthquake and tsunami and $2 million of lower hotel agreement termination fees, net of termination costs.

General, administrative, and other expenses increased by $38 million (14 percent) to $318 million in the first half of 2011 from $280 million in the first half of 2010. The increase primarily reflected the following items: $13 million of higher compensation costs, $7 million of higher legal expenses, $5 million of transaction-related expenses, primarily associated with the planned spin-off of the timeshare business, a $5 million performance cure payment for a North American Full-Service property, $5 million of increased other expenses primarily associated with higher costs in international markets and initiatives to enhance and grow our brands globally, and a $5 million reversal in the first half of 2010 of guarantee accruals, primarily related to a completion guarantee for which we satisfied the related requirements, partially offset by a $5 million reversal in the 2011 first half of a loan loss provision related to one property with increased expected future cash flows.

The $38 million increase in total general, administrative, and other expenses consisted of an $18 million increase that we did not allocate to any of our segments; an $8 million increase allocated to our North American Full-Service segment; a $6 million increase allocated to our Luxury segment; a $3 million increase allocated to our International segment; a $2 million increase allocated to our Timeshare segment; and a $1 million increase allocated to our North American Limited-Service segment.

Timeshare sales and services revenue net of direct expenses totaled $94 million in the first half of 2011 and $100 million in the 2010 first half. The decrease of $6 million as compared to the first half of 2010, primarily reflected $12 million of lower financing revenue and $1 million of lower services revenue net of expenses, partially offset by $8 million of higher development revenue net of product costs and marketing and selling costs. The $12 million decrease in financing revenue primarily reflected decreased interest income due to lower notes receivable balances. Higher development revenue net of product costs and marketing and selling costs primarily reflected a favorable variance from a net $12 million reserve in the first half of 2010 and lower products costs in the 2011 first half, partially offset by lower sales volumes in the 2011 first half. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our Timeshare segment.

Gains and Other Income

We show our gains and other income for the twelve and twenty-four weeks ended June 17, 2011, and June 18, 2010 in the following table:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010

Gains on sales of real estate and other	$3	$2	$5	$4
Income from cost method joint ventures	0	1	0	0

	$3	$3	$5	$4

Interest Expense

Twelve Weeks. Interest expense decreased by $7 million (16 percent) to $37 million in the second quarter of 2011 compared to $44 million in the second quarter of 2010. This decrease was primarily driven by: (1) a $3 million increase in capitalized interest associated with construction projects; (2) a $2 million decrease in interest expense on securitized notes, which reflected a lower average outstanding balance and a lower average interest rate on those notes; and (3) a $1 million decrease in interest expense associated with our revolving credit facility and commercial paper program, which reflected lower average borrowings and interest rates. See the “LIQUIDITY AND CAPITAL RESOURCES” caption later in this report for additional information regarding our credit facility.

Twenty-four Weeks. Interest expense decreased by $11 million (12 percent) to $78 million in the first half of 2011 compared to $89 million in the first half of 2010. This decrease was primarily driven by: (1) a $4 million decrease in interest expense on securitized notes, which reflected a lower average outstanding balance and a lower average interest rate on those notes; (2) a $3 million increase in capitalized interest associated with construction projects; and (3) a $2 million decrease in interest expense associated with our revolving credit facility and commercial paper program, which reflected lower average borrowings and interest rates.

Interest Income and Income Tax

Twelve Weeks. Interest income was unchanged at $3 million in the second quarter of each of 2011 and 2010.

Our tax provision increased by $1 million (2 percent) to a tax provision of $66 million in the second quarter of 2011 from a tax provision of $65 million in the second quarter of 2010. The increase was primarily due to higher pretax income in 2011. The increase was partially offset by a decrease in the effective tax rate due to a greater percentage of pre-tax income in low tax jurisdictions and by a decrease in unrecognized tax benefits due to the closing of the 2005 through 2008 IRS audit examinations.

Twenty-four Weeks. Interest income was unchanged at $7 million in the first half of each of 2011 and 2010.

Our tax provision increased by $6 million (5 percent) to a tax provision of $117 million in the first half of 2011 from a tax provision of $111 million in the first half of 2010. The increase was primarily due to higher pretax income in 2011. The increase was partially offset by a decrease in the effective tax rate due to a greater percentage of pre-tax income in low tax jurisdictions and by a decrease in unrecognized tax benefits due to the closing of the 2005 through 2008 IRS audit examinations.

Equity in Losses

Twelve Weeks. Equity in losses of $0 in the second quarter of 2011 decreased by $4 million from $4 million in the second quarter of 2010 and primarily reflected $2 million of lower losses for a Timeshare segment residential and fractional project joint venture and $2 million of increased earnings from stronger property-level performance at two North American Limited-Service joint ventures.

Twenty-four Weeks. Equity in losses of $4 million in the first half of 2011 decreased by $11 million from $15 million in the first half of 2010 and primarily reflected $7 million of lower losses for a Timeshare segment residential and fractional project joint venture (we stopped recognizing our share of the joint venture’s losses as our investment, including loans due from the joint venture, was reduced to zero in 2010) and a favorable variance from joint venture impairment charges in the 2010 first half of $3 million ($2 million associated with our North American Limited-Service segment and $1 million associated with our Timeshare segment).

Net Income

Twelve Weeks. Net income increased by $16 million (13 percent) to $135 million in the second quarter of 2011 from $119 million in the second quarter of 2010, and diluted earnings per share increased by $0.06 (19 percent) to $0.37 per share from $0.31 per share in the second quarter of 2010. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $16 million increase in net income compared to the prior year was due to higher franchise and base management fees ($28 million), lower interest expense ($7 million), higher incentive management fees ($4 million), and lower equity in losses ($4 million). Higher general, administrative, and other expenses ($17 million), lower Timeshare sales and services revenue net of direct expenses ($7 million), lower owned, leased, corporate housing, and other revenue net of direct expenses ($2 million) and higher income taxes ($1 million) partially offset these items.

Twenty-four Weeks. Net income increased by $34 million (17 percent) to $236 million in the first half of 2011 from $202 million in the first half of 2010, and diluted earnings per share increased by $0.09 (17 percent) to $0.63 per share from $0.54 per share in the first half of 2010. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $34 million increase in net income compared to the prior year was due to higher franchise and base management fees ($49 million), lower equity in losses ($11 million), lower interest expense ($11 million), higher owned, leased, corporate housing, and other revenue net of direct expenses ($6 million), higher incentive management fees ($6 million), and higher gains and other income ($1 million). Higher general, administrative, and other expenses ($38 million), lower Timeshare sales and services revenue net of direct expenses ($6 million), and higher income taxes ($6 million) partially offset these items.

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

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010

Net Income	$135	$119	$236	$202
Interest expense	37	44	78	89
Tax provision	66	65	117	111
Depreciation and amortization	41	42	76	81
Less: Depreciation reimbursed by third-party owners	(3)	(3)	(7)	(6)
Interest expense from unconsolidated joint ventures	4	5	8	10
Depreciation and amortization from unconsolidated joint ventures	7	6	13	12

EBITDA	$287	$278	$521	$499

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

We added 194 properties (31,518 rooms) and 27 properties (5,722 rooms) exited our system since the end of the 2010 second quarter. These figures do not include residential or ExecuStay units. During that time we also added 5 residential properties (824 units) and no residential properties exited the system. These property additions include 72 hotels (7,421 rooms) which are operated or franchised as part of our unconsolidated joint venture with AC Hoteles, S.A. See Footnote No. 14, “Acquisitions,” for additional information about AC Hotels by Marriott.

Twelve Weeks. Total segment financial results increased by $21 million (8 percent) to $281 million in the second quarter of 2011 from $260 million in the second quarter of 2010, and total segment revenues increased by $199 million to $2,951 million in the second quarter of 2011, a 7 percent increase from revenues of $2,752 million in the second quarter of 2010.

The quarter-over-quarter increase in revenues included a $176 million increase in cost reimbursements revenue, which does not impact operating income or net income. The results, compared to the year-ago quarter, reflected a $28 million increase in franchise and base management fees to $269 million in the second quarter of 2011 from $241 million in the second quarter of 2010, $4 million of lower joint venture equity losses, $4 million of higher incentive management fees to $50 million in the second quarter of 2011 from $46 million in the second quarter of 2010, an increase of $3 million in gains and other income, and a $2 million decrease in interest expense. A $10 million increase in general, administrative, and other expenses, a decrease of $7 million in Timeshare sales and services revenue net of direct expenses, and a decrease of $3 million in owned, leased, corporate housing, and other revenue net of direct expenses partially offset these favorable variances. For more detailed information regarding the variances see the preceding sections beginning with “Operating Income.”

The $28 million increase in franchise and base management fees primarily reflected stronger RevPAR and the impact of unit growth across the system. In the second quarter of both 2011 and 2010, 25 percent of our managed properties paid incentive management fees to us. In addition, in the second quarter of 2011, 61 percent of our incentive fees came from properties outside the United States versus 62 percent in the 2010 second quarter.

See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.

Compared to the second quarter of 2010, worldwide comparable company-operated house profit margins in the second quarter of 2011 increased by 70 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 8.0 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, and the impact of tight cost controls in 2011 at properties in our system, partially offset by higher property-level compensation. North American company-operated house profit margins increased by 100 basis points compared to the 2010 second quarter reflecting higher occupancy, rate increases, and the impact of tight cost controls, partially offset by lower attrition fees, higher property-level compensation and increased state unemployment taxes. HP-PAR at those same properties increased by 9.0 percent reflecting higher demand and RevPAR. International company-operated house profit margins increased by 10 basis points and HP-PAR at those properties increased by 6.2 percent reflecting increased demand and higher RevPAR in most locations and continued tight property-level cost controls, partially offset by higher property-level compensation and the effects of low demand in the Middle East.

Twenty-four Weeks. Total segment financial results increased by $51 million (11 percent) to $520 million in the first half of 2011 from $469 million in the first half of 2010, and total segment revenues increased by $346 million to $5,713 million in the first half of 2011, a 6 percent increase from revenues of $5,367 million in the first half of 2010.

The year-over-year increase in revenues included a $315 million increase in cost reimbursements revenue, which does not impact operating income or net income. The results, compared to the first half of 2010, primarily reflected a $49 million increase in franchise and base management fees to $506 million in the first half of 2011 from $457 million in the first half of 2010, $11 million of lower joint venture equity losses, an increase of $4 million in owned, leased, corporate housing, and other revenue net of direct expenses, $6 million of higher incentive management fees to $92 million in the first half of 2011 from $86 million in the first half of 2010, a $4 million decrease in interest expense, and an increase of $3 million in gains and other income. A $20 million increase in general, administrative, and other expenses and a decrease of $6 million in Timeshare sales and services revenue net of direct expenses partially offset these favorable variances. For more detailed information regarding the variances see the preceding sections beginning with “Operating Income.”

The $49 million increase in franchise and base management fees primarily reflected stronger RevPAR and the impact of unit growth across the system. In the first half of 2011, 27 percent of our managed properties paid incentive management fees to us versus 26 percent in the first half of 2010. For both the 2011 and 2010 first halves, 61 percent of our incentive fees came from properties outside the United States.

See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.

Compared to the first half of 2010, worldwide comparable company-operated house profit margins in the first half of 2011 increased by 50 basis points and worldwide comparable company-operated HP-PAR increased by 7.4 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, and the impact of tight cost controls in 2011 at properties in our system, partially offset by higher property-level compensation. North American company-operated house profit margins increased by 40 basis points compared to the first half of 2010 reflecting higher occupancy, rate increases, and the impact of tight cash controls, partially offset by increased state unemployment tax rates, lower attrition fees, and higher property-level compensation. HP-PAR at those same properties increased by 6.6 percent reflecting higher demand and RevPAR. International company-operated house profit margins increased by 70 basis points and HP-PAR at those properties increased by 9.0 percent reflecting increased demand and higher RevPAR in most locations and continued tight property-level cost controls, partially offset by higher property-level compensation and the effects of low demand in the Middle East.

Summary of Properties by Brand

Including residential properties, we added 32 lodging properties (4,512 rooms) during the second quarter of 2011, while 10 properties (1,630 rooms) exited the system, increasing our total properties to 3,661 (633,704 rooms). These figures include 36 home and condominium products (3,774 units), for which we manage the related owners’ associations.

Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include JW Marriott and Marriott Conference Centers, references to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn.

At June 17, 2011, we operated or franchised the following properties by brand (excluding 2,068 corporate housing rental units):

	Company-Operated		Franchised		Unconsolidated Joint Ventures
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms

U.S. Locations

Marriott Hotels & Resorts	142	73,057	182	55,381	0	0
Marriott Conference Centers	11	3,298	0	0	0	0
JW Marriott	14	9,226	7	2,914	0	0
Renaissance Hotels	37	16,899	40	11,478	0	0
Renaissance ClubSport	0	0	2	349	0	0
Autograph Collection	0	0	16	4,118	0	0
The Ritz-Carlton	39	11,587	0	0	0	0
The Ritz-Carlton-Residential (1)	28	3,197	0	0	0	0
EDITION	1	353	0	0	0	0
Courtyard	282	44,210	519	68,229	0	0
Fairfield Inn & Suites	3	1,055	649	57,945	0	0
SpringHill Suites	34	5,311	245	27,453	0	0
Residence Inn	135	19,477	462	52,590	0	0
TownePlace Suites	34	3,658	161	15,939	0	0
Marriott Vacation Club (2)	42	9,882	0	0	0	0
The Ritz-Carlton Destination Club (2)	8	359	0	0	0	0
The Ritz-Carlton Residences (1), (2)	3	222	0	0	0	0
Grand Residences by Marriott-Fractional (2)	1	199	0	0	0	0
Grand Residences by Marriott-Residential (1), (2)	2	68	0	0	0	0

Non-U.S. Locations

Marriott Hotels & Resorts	135	40,145	36	10,740	0	0
JW Marriott	28	10,539	2	574	0	0
Renaissance Hotels	53	17,750	19	5,465	0	0
Autograph Collection	0	0	0	0	4	278
The Ritz-Carlton	37	11,253	0	0	0	0
The Ritz-Carlton-Residential (1)	2	271	0	0	0	0
The Ritz-Carlton Serviced Apartments	4	579	0	0	0	0
EDITION	1	78	0	0	0	0
AC Hotels by Marriott	0	0	0	0	68	7,143
Bulgari Hotels & Resorts	2	117	0	0	0	0
Marriott Executive Apartments	21	3,463	1	99	0	0
Courtyard	55	12,023	48	8,296	0	0
Fairfield Inn & Suites	0	0	11	1,361	0	0
SpringHill Suites	0	0	1	124	0	0
Residence Inn	3	405	15	2,154	0	0
TownePlace Suites	0	0	1	105	0	0
Marriott Vacation Club (2)	11	2,106	0	0	0	0
The Ritz-Carlton Destination Club (2)	2	117	0	0	0	0
The Ritz-Carlton Residences (1), (2)	1	16	0	0	0	0
Grand Residences by Marriott-Fractional (2)	1	49	0	0	0	0

Total	1,172	300,969	2,417	325,314	72	7,421

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.
(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

Total Lodging and Timeshare Products by Segment

At June 17, 2011, we operated or franchised the following properties by segment (excluding 2,068 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	324	14	338	128,438	5,244	133,682
Marriott Conference Centers	11	0	11	3,298	0	3,298
JW Marriott	21	1	22	12,140	221	12,361
Renaissance Hotels	77	2	79	28,377	790	29,167
Renaissance ClubSport	2	0	2	349	0	349
Autograph Collection	16	0	16	4,118	0	4,118

	451	17	468	176,720	6,255	182,975

North American Limited-Service Lodging Segment (1)
Courtyard	801	17	818	112,439	2,929	115,368
Fairfield Inn & Suites	652	10	662	59,000	1,155	60,155
SpringHill Suites	279	1	280	32,764	124	32,888
Residence Inn	597	17	614	72,067	2,450	74,517
TownePlace Suites	195	1	196	19,597	105	19,702

	2,524	46	2,570	295,867	6,763	302,630

International Lodging Segment (1)
Marriott Hotels & Resorts	0	157	157	0	45,641	45,641
JW Marriott	0	29	29	0	10,892	10,892
Renaissance Hotels	0	70	70	0	22,425	22,425
Courtyard	0	86	86	0	17,390	17,390
Fairfield Inn & Suites	0	1	1	0	206	206
Residence Inn	0	1	1	0	109	109
Marriott Executive Apartments	0	22	22	0	3,562	3,562

	0	366	366	0	100,225	100,225

Luxury Lodging Segment
The Ritz-Carlton	39	37	76	11,587	11,253	22,840
Bulgari Hotels & Resorts	0	2	2	0	117	117
EDITION	1	1	2	353	78	431
The Ritz-Carlton-Residential (2)	28	2	30	3,197	271	3,468
The Ritz-Carlton Serviced Apartments	0	4	4	0	579	579

	68	46	114	15,137	12,298	27,435

Unconsolidated Joint Ventures
Autograph Collection	0	4	4	0	278	278
AC Hotels by Marriott	0	68	68	0	7,143	7,143

	0	72	72	0	7,421	7,421

Timeshare Segment (3)
Marriott Vacation Club	42	11	53	9,882	2,106	11,988
The Ritz-Carlton Destination Club	8	2	10	359	117	476
The Ritz-Carlton Residences (2)	3	1	4	222	16	238
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Grand Residences by Marriott-Residential (1), (2)	2	0	2	68	0	68

	56	15	71	10,730	2,288	13,018

Total	3,099	562	3,661	498,454	135,250	633,704

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.
(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.
(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

The following table provides additional detail, by brand, as of June 17, 2011, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	53	27
The Ritz-Carlton Destination Club and Residences	12	9
Grand Residences by Marriott and Residences	4	3

Joint Ventures
The Ritz-Carlton Destination Club and Residences	2	2

Total	71	41

(1)	Includes products that are in active sales as well as those that are sold out. We include residential products once they possess a certificate of occupancy.
(2)	Products in active sales may not be ready for occupancy.

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

The occupancy, average daily rate, and RevPAR statistics we use throughout this report for the twelve weeks ended June 17, 2011, include the period from March 26, 2011, through June 17, 2011, and the statistics for the twelve weeks ended June 18, 2010, include the period from March 27, 2010, through June 18, 2010, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the United States, which for those properties includes the period from March 1 through the end of May). The occupancy, average daily rate, and RevPAR statistics we use throughout this report for the twenty-four weeks ended June 17, 2011, include the period from January 1, 2011, through June 17, 2011, and the statistics for the twenty-four weeks ended June 18, 2010, include the period from January 2, 2010, through June 18, 2010, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the United States, which for those properties includes the period from January 1 through the end of May).

	Comparable Company-Operated North American Properties (1)				Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended June 17, 2011		Change vs. 2010		Twelve Weeks Ended June 17, 2011	Change vs. 2010
Marriott Hotels & Resorts (2)
Occupancy		74.6%	0.9	% pts.	71.7%	1.2	% pts.
Average Daily Rate		$168.64	4.2%		$153.14	3.6%
RevPAR		$125.79	5.4%		$109.79	5.5%

Renaissance Hotels & Resorts
Occupancy		72.4%	1.0	% pts.	71.9%	1.0	% pts.
Average Daily Rate		$168.37	3.6%		$150.41	3.0%
RevPAR		$121.82	5.1%		$108.16	4.5%

Composite North American Full-Service (3)
Occupancy		74.2%	0.9	% pts.	71.7%	1.2	% pts.
Average Daily Rate		$168.59	4.1%		$152.65	3.5%
RevPAR		$125.05	5.4%		$109.50	5.3%

The Ritz-Carlton North America
Occupancy		73.9%	3.8	% pts.	73.9%	3.8	% pts.
Average Daily Rate		$311.67	4.8%		$311.67	4.8%
RevPAR		$230.43	10.6%		$230.43	10.6%

Composite North American Full-Service and Luxury (4)
Occupancy		74.1%	1.3	% pts.	71.9%	1.4	% pts.
Average Daily Rate		$185.82	4.6%		$164.47	4.0%
RevPAR		$137.78	6.4%		$118.24	6.0%

Residence Inn
Occupancy		78.6%	2.2	% pts.	79.5%	2.0	% pts.
Average Daily Rate		$117.77	1.2%		$115.73	2.3%
RevPAR		$92.55	4.1%		$91.96	4.9%

Courtyard
Occupancy		71.0%	3.1	% pts.	71.5%	2.8	% pts.
Average Daily Rate		$112.61	3.2%		$114.21	3.2%
RevPAR		$79.92	7.9%		$81.72	7.4%

Fairfield Inn
Occupancy		nm	nm	pts.	69.2%	3.5	% pts.
Average Daily Rate	$	nm	nm		$89.20	3.8%
RevPAR	$	nm	nm		$61.75	9.4%

TownePlace Suites
Occupancy		74.8%	6.0	% pts.	75.3%	4.7	% pts.
Average Daily Rate		$75.02	2.4%		$82.82	3.2%
RevPAR		$56.15	11.3%		$62.32	10.1%

SpringHill Suites
Occupancy		71.3%	3.4	% pts.	71.7%	3.7	% pts.
Average Daily Rate		$100.61	4.2%		$99.91	2.6%
RevPAR		$71.75	9.3%		$71.62	8.1%

Composite North American Limited-Service (5)
Occupancy		73.4%	3.1	% pts.	73.3%	3.0	% pts.
Average Daily Rate		$110.98	2.7%		$106.36	2.8%
RevPAR		$81.47	7.1%		$77.99	7.2%

Composite North American (6)
Occupancy		73.8%	2.0	% pts.	72.8%	2.4	% pts.
Average Daily Rate		$154.62	3.7%		$127.87	3.1%
RevPAR		$114.17	6.6%		$93.07	6.6%

(1)

Statistics are for the twelve weeks ended June 17, 2011, and June 18, 2010, except for The Ritz-Carlton, for which the statistics are for the three months ended May 31, 2011, and May 31, 2010. North American statistics include only properties located in the United States.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended May 31, 2011	Change vs. 2010		Three Months Ended May 31, 2011	Change vs. 2010
Caribbean and Latin America (2)
Occupancy	74.0%	2.9	% pts.	72.1%	2.4	% pts.
Average Daily Rate	$190.44	4.8%		$177.33	8.7%
RevPAR	$140.95	9.1%		$127.79	12.4%

Europe (2)
Occupancy	74.9%	2.0	% pts.	73.2%	2.3	% pts.
Average Daily Rate	$176.92	6.1%		$174.02	5.7%
RevPAR	$132.47	8.9%		$127.42	9.1%

Middle East and Africa (2)
Occupancy	56.9%	-19.0	% pts.	56.7%	-16.9	% pts.
Average Daily Rate	$148.70	10.6%		$144.79	9.1%
RevPAR	$84.59	-17.0%		$82.15	-15.9%

Asia Pacific (2)
Occupancy	72.2%	6.1	% pts.	71.4%	4.2	% pts.
Average Daily Rate	$139.56	7.8%		$144.07	5.2%
RevPAR	$100.79	17.7%		$102.86	11.8%

Regional Composite (3)
Occupancy	72.3%	1.4	% pts.	71.2%	1.3	% pts.
Average Daily Rate	$165.41	6.7%		$164.08	6.5%
RevPAR	$119.66	8.9%		$116.86	8.5%

International Luxury (4)
Occupancy	65.2%	-2.5	% pts.	65.2%	-2.5	% pts.
Average Daily Rate	$312.48	5.2%		$312.48	5.2%
RevPAR	$203.60	1.4%		$203.60	1.4%

Total International (5)
Occupancy	71.5%	1.0	% pts.	70.6%	1.0	% pts.
Average Daily Rate	$181.90	5.9%		$177.77	5.8%
RevPAR	$129.98	7.3%		$125.54	7.3%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the United States and Canada on a month-end basis. The statistics are for March 1 through the end of May. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2010 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the United States and Canada.
(3)	Regional Composite statistics include properties located outside of the United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.
(4)	Includes The Ritz-Carlton properties located outside the United States and Canada and Bulgari Hotels & Resorts properties.
(5)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended May 31, 2011	Change vs. 2010		Three Months Ended May 31, 2011	Change vs. 2010
Composite Luxury (2)
Occupancy	70.3%	1.2	% pts.	70.3%	1.2	% pts.
Average Daily Rate	$311.98	5.0%		$311.98	5.0%
RevPAR	$219.17	6.8%		$219.17	6.8%

Total Worldwide (3)
Occupancy	73.1%	1.7	% pts.	72.4%	2.1	% pts.
Average Daily Rate	$162.41	4.3%		$135.84	3.6%
RevPAR	$118.79	6.8%		$98.39	6.8%

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
(3)

Total Worldwide statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the United States (except for The Ritz-Carlton) represent the twelve weeks ended June 17, 2011, and June 18, 2010. Statistics for The Ritz-Carlton brand properties and properties located outside of the United States represent the three months ended May 31, 2011, and May 31, 2010.

	Comparable Company-Operated North American Properties (1)				Comparable Systemwide North American Properties (1)
	Twenty-Four Weeks Ended June 17, 2011		Change vs. 2010		Twenty-Four Weeks Ended June 17, 2011	Change vs. 2010
Marriott Hotels & Resorts (2)
Occupancy		70.8%	0.2	% pts.	68.5%	1.2	% pts.
Average Daily Rate		$166.08	4.3%		$150.85	3.2%
RevPAR		$117.54	4.6%		$103.36	4.9%

Renaissance Hotels & Resorts
Occupancy		69.2%	1.2	% pts.	68.7%	1.3	% pts.
Average Daily Rate		$165.56	3.9%		$149.29	3.6%
RevPAR		$114.63	5.8%		$102.53	5.6%

Composite North American Full-Service (3)
Occupancy		70.5%	0.4	% pts.	68.5%	1.2	% pts.
Average Daily Rate		$165.98	4.2%		$150.57	3.2%
RevPAR		$117.00	4.8%		$103.21	5.0%

The Ritz-Carlton North America
Occupancy		71.3%	3.4	% pts.	71.3%	3.4	% pts.
Average Daily Rate		$313.37	4.0%		$313.37	4.0%
RevPAR		$223.55	9.2%		$223.55	9.2%

Composite North American Full-Service and Luxury (4)
Occupancy		70.6%	0.7	% pts.	68.7%	1.3	% pts.
Average Daily Rate		$181.16	4.5%		$160.76	3.5%
RevPAR		$127.85	5.5%		$110.47	5.5%

Residence Inn
Occupancy		74.7%	1.7	% pts.	75.7%	2.0	% pts.
Average Daily Rate		$117.35	1.5%		$114.50	2.3%
RevPAR		$87.63	3.8%		$86.73	5.0%

Courtyard
Occupancy		66.7%	2.4	% pts.	67.2%	2.3	% pts.
Average Daily Rate		$111.66	2.9%		$112.98	2.9%
RevPAR		$74.42	6.8%		$75.90	6.6%

Fairfield Inn
Occupancy		nm	nm	pts.	63.9%	3.2	% pts.
Average Daily Rate	$	nm	nm		$87.95	3.7%
RevPAR	$	nm	nm		$56.22	9.2%

TownePlace Suites
Occupancy		68.6%	5.2	% pts.	70.6%	5.1	% pts.
Average Daily Rate		$75.02	1.5%		$82.68	2.7%
RevPAR		$51.50	9.8%		$58.38	10.6%

SpringHill Suites
Occupancy		66.8%	3.0	% pts.	67.6%	3.8	% pts.
Average Daily Rate		$102.69	5.3%		$99.29	2.6%
RevPAR		$68.58	10.2%		$67.15	8.7%

Composite North American Limited-Service (5)
Occupancy		69.0%	2.4	% pts.	68.9%	2.7	% pts.
Average Daily Rate		$110.53	2.6%		$105.36	2.6%
RevPAR		$76.29	6.3%		$72.64	6.9%

Composite North American (6)
Occupancy		69.9%	1.4	% pts.	68.9%	2.2	% pts.
Average Daily Rate		$151.46	3.6%		$125.86	2.8%
RevPAR		$105.89	5.8%		$86.67	6.2%

(1)

Statistics are for the twenty-four weeks ended June 17, 2011, and June 18, 2010, except for The Ritz-Carlton, for which the statistics are for the five months ended May 31, 2011, and May 31, 2010. North American statistics include only properties located in the United States.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Five Months Ended May 31, 2011	Change vs. 2010		Five Months Ended May 31, 2011	Change vs. 2010
Caribbean and Latin America (2)
Occupancy	74.3%	3.1	% pts.	71.0%	2.9	% pts.
Average Daily Rate	$192.57	4.7%		$178.95	8.5%
RevPAR	$143.12	9.3%		$126.98	13.2%

Europe (2)
Occupancy	69.8%	1.4	% pts.	68.2%	1.8	% pts.
Average Daily Rate	$170.88	6.2%		$167.52	5.5%
RevPAR	$119.28	8.3%		$114.18	8.4%

Middle East and Africa (2)
Occupancy	57.3%	-14.0	% pts.	57.2%	-11.9	% pts.
Average Daily Rate	$153.01	12.4%		$148.54	10.8%
RevPAR	$87.69	-9.6%		$85.01	-8.3%

Asia Pacific (2)
Occupancy	68.8%	7.0	% pts.	68.4%	5.5	% pts.
Average Daily Rate	$136.86	7.1%		$142.51	4.6%
RevPAR	$94.21	19.3%		$97.49	13.7%

Regional Composite (3)
Occupancy	69.0%	1.9	% pts.	67.8%	2.0	% pts.
Average Daily Rate	$162.26	6.4%		$160.92	6.2%
RevPAR	$111.90	9.5%		$109.14	9.4%

International Luxury (4)
Occupancy	64.3%	-0.1	% pts.	64.3%	-0.1	% pts.
Average Daily Rate	$317.60	5.5%		$317.60	5.5%
RevPAR	$204.31	5.4%		$204.31	5.4%

Total International (5)
Occupancy	68.4%	1.7	% pts.	67.5%	1.8	% pts.
Average Daily Rate	$180.23	6.0%		$175.76	5.8%
RevPAR	$123.26	8.7%		$118.60	8.7%

(1)

We report financial results for all properties on a period-end basis, but report statistics for properties located outside the United States and Canada on a month-end basis. The statistics are for January 1 through the end of May. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2010 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the United States and Canada.
(3)	Regional Composite statistics include properties located outside of the United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.
(4)	Includes The Ritz-Carlton properties located outside the United States and Canada and Bulgari Hotels & Resorts properties.
(5)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Five Months Ended May 31, 2011	Change vs. 2010		Five Months Ended May 31, 2011	Change vs. 2010
Composite Luxury (2)
Occupancy	68.4%	1.9	% pts.	68.4%	1.9	% pts.
Average Daily Rate	$315.04	4.6%		$315.04	4.6%
RevPAR	$215.47	7.6%		$215.47	7.6%

Total Worldwide (3)
Occupancy	69.5%	1.5	% pts.	68.7%	2.2	% pts.
Average Daily Rate	$158.70	4.3%		$132.73	3.3%
RevPAR	$110.34	6.6%		$91.14	6.7%

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
(3)

Total Worldwide statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the United States (except for The Ritz-Carlton) represent the twenty-four weeks ended June 17, 2011, and June 18, 2010. Statistics for The Ritz-Carlton brand properties and properties located outside of the United States represent the five months ended May 31, 2011, and May 31, 2010.

North American Full-Service Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, and Autograph Collection.

($ in millions)	Twelve Weeks Ended			Twenty-Four Weeks Ended
	June 17, 2011	June 18, 2010	Change 2011/2010	June 17, 2011	June 18, 2010	Change 2011/2010

Segment revenues	$1,305	$1,243	5%	$2,556	$2,413	6%

Segment results	$89	$83	7%	$167	$154	8%

Since the second quarter of 2010, across our North American Full-Service Lodging segment we added 14 properties (6,435 rooms) and 6 properties (1,728 rooms) left the system.

Twelve Weeks. In the second quarter of 2011, RevPAR for comparable company-operated North American Full-Service properties increased by 5.4 percent to $125.05, occupancy for these properties increased by 0.9 percentage points to 74.2 percent, and average daily rates increased by 4.1 percent to $168.59.

The $6 million increase in segment results, compared to the 2010 second quarter, reflected $7 million of higher base management and franchise fees and $5 million of higher owned, leased, and other revenue net of direct expenses, partially offset by $6 million of higher general, administrative, and other expenses.

Higher base management and franchise fees primarily reflected increased RevPAR and unit growth, including properties added to the Autograph Collection.

The $5 million increase in owned, leased, and other revenue net of direct expenses is primarily due to stronger results driven by higher RevPAR and property-level margins.

The $6 million increase in general, administrative, and other expenses primarily reflected a performance cure payment for one property in the 2011 second quarter.

Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $1,159 million in the second quarter of 2011, compared to $1,099 million in the second quarter of 2010.

Twenty-four Weeks. In the first half of 2011, RevPAR for comparable company-operated North American Full-Service properties increased by 4.8 percent to $117.00, occupancy for these properties increased by 0.4 percentage points to 70.5 percent, and average daily rates increased by 4.2 percent to $165.98.

The $13 million increase in segment results, compared to the first half of 2010, reflected $12 million of higher base management and franchise fees, $7 million of higher owned, leased, and other revenue net of direct expenses, and $2 million of higher incentive management fees, partially offset by $8 million of higher general, administrative, and other expenses.

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

The $8 million increase in general, administrative, and other expenses primarily reflected a $5 million performance cure payment for one property in the 2011 first half.

Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $2,277 million in the first half of 2011, compared to $2,135 million in the first half of 2010.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

($ in millions)	Twelve Weeks Ended			Twenty-Four Weeks Ended
	June 17, 2011	June 18, 2010	Change 2011/2010	June 17, 2011	June 18, 2010	Change 2011/2010

Segment revenues	$564	$507	11%	$1,066	$968	10%

Segment results	$98	$82	20%	$170	$141	21%

Since the second quarter of 2010, across our North American Limited-Service Lodging segment we added 72 properties (8,751 rooms) and 10 properties (1,061 rooms) left the system. The majority of the properties that left the system were older Residence Inn and Fairfield Inn properties.

Twelve Weeks. In the second quarter of 2011, RevPAR for comparable company-operated North American Limited-Service properties increased by 7.1 percent to $81.47, occupancy for these properties increased by 3.1 percentage points to 73.4 percent, and average daily rates increased by 2.7 percent to $110.98.

The $16 million increase in segment results, compared to the second quarter of 2010, reflected $12 million of higher franchise and base management fees, $2 million of decreased joint venture equity losses, and $1 million of higher owned, leased, corporate housing, and other revenue net of direct expenses.

Higher franchise and base management fees primarily reflected higher RevPAR and new unit growth.

The $2 million decrease in joint venture equity losses primarily reflected increased earnings primarily from stronger property-level performance at two joint ventures.

Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $400 million in the second quarter of 2011, compared to $361 million in the second quarter of 2010.

Twenty-four Weeks. In the first half of 2011, RevPAR for comparable company-operated North American Limited-Service properties increased by 6.3 percent to $76.29, occupancy for these properties increased by 2.4 percentage points to 69.0 percent, and average daily rates increased by 2.6 percent to $110.53.

The $29 million increase in segment results, compared to the first half of 2010, reflected $22 million of higher franchise and base management fees, $5 million of decreased joint venture equity losses, and $2 million of higher owned, leased, corporate housing, and other revenue net of direct expenses.

Higher franchise and base management fees primarily reflected higher RevPAR and new unit growth.

The $5 million decrease in joint venture equity losses primarily reflected a $2 million impairment charge in the 2010 first half and decreased losses in the 2011 first half at one joint venture primarily from stronger property-level performance.

The $2 million increase in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected stronger results driven by higher RevPAR and property-level margins.

Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $769 million in the first half of 2011, compared to $703 million in the first half of 2010.

International Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Autograph Hotels, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments located outside the United States and Canada.

($ in millions)	Twelve Weeks Ended			Twenty-Four Weeks Ended
	June 17, 2011	June 18, 2010	Change 2011/2010	June 17, 2011	June 18, 2010	Change 2011/2010

Segment revenues	$301	$274	10%	$567	$532	7%

Segment results	$45	$42	7%	$81	$74	9%

Since the second quarter of 2010, across our International Lodging segment we added 100 properties (14,390 rooms) and 10 properties (2,809 rooms) left the system, largely due to quality issues. The properties added include 72 properties (7,421 rooms) that are operated or franchised as part of our joint venture with AC Hoteles, S.A. of Spain which was completed during the 2011 first quarter.

Twelve Weeks. In the second quarter of 2011, RevPAR for comparable company-operated international properties increased by 8.9 percent to $119.66, occupancy for these properties increased by 1.4 percentage points to 72.3 percent, and average daily rates increased by 6.7 percent to $165.41. Comparable company-operated RevPAR improved significantly in Thailand, South America, India, China, and France and, to a lesser extent, in Germany, while Egypt and Bahrain experienced RevPAR declines.

The $3 million increase in segment results in the second quarter of 2011, compared to the second quarter of 2010, primarily reflected a $6 million increase in base management and franchise fees, a $3 million increase in incentive management fees, and $1 million of decreased joint venture equity losses, partially offset by a $5 million decrease in owned, leased, and other revenue net of direct expenses and $3 million of higher general, administrative, and other expenses.

The $6 million increase in base management and franchise fees primarily reflected strong RevPAR and new unit growth. The $3 million increase in incentive management fees primarily reflected higher net property-level income and, to a lesser extent, new unit growth.

The $5 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected $4 million of lower termination fees and $2 million of lower income related to the conversion of one property from leased to managed.

Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $145 million in the second quarter of 2011, compared to $127 million in the second quarter of 2010.

Twenty-four Weeks. In the first half of 2011, RevPAR for comparable company-operated international properties increased by 9.5 percent to $111.90, occupancy for these properties increased by 1.9 percentage points to 69.0 percent, and average daily rates increased by 6.4 percent to $162.26. Comparable company-operated RevPAR improved significantly in South America, India, China, Thailand, and France and, to a lesser extent, in Germany, while Egypt and Bahrain experienced RevPAR declines.

The $7 million increase in segment results in the first half of 2011, compared to the first half of 2010, primarily reflected a $9 million increase in base management and franchise fees and a $2 million increase in incentive management fees, partially offset by a $3 million decrease in owned, leased, and other revenue net of direct expenses and $3 million of higher general, administrative, and other expenses.

The $9 million increase in base management and franchise fees primarily reflected strong RevPAR and new unit growth.

The $3 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected $3 million of lower income related to the conversion of one property from leased to managed and $2 million of lower termination fees, partially offset by increased income at one leased property driven by strong demand.

Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $273 million in the first half of 2011, compared to $245 million in the first half of 2010.

Luxury Lodging includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION worldwide.

($ in millions)	Twelve Weeks Ended			Twenty-Four Weeks Ended
	June 17, 2011	June 18, 2010	Change 2011/2010	June 17, 2011	June 18, 2010	Change 2011/2010

Segment revenues	$391	$364	7%	$776	$730	6%

Segment results	$20	$21	(5)%	$38	$42	(10)%

Since the second quarter of 2010, across our Luxury Lodging segment we added 7 properties (1,758 rooms) and 1 property (124 rooms) left the system. Since the 2010 second quarter, we also added 5 residential products (824 units) and no residential products left the system.

Twelve Weeks. In the second quarter of 2011, RevPAR for comparable company-operated luxury properties increased by 6.8 percent to $219.17, occupancy increased by 1.2 percentage points to 70.3 percent, and average daily rates increased by 5.0 percent to $311.98.

The $1 million decrease in segment results, compared to the second quarter of 2010, primarily reflected a $4 million decrease in owned, leased, and other revenue net of direct expenses, partially offset by a $3 million increase in base management fees.

The $3 million increase in base management fees was largely driven by RevPAR growth associated with stronger demand and, to a lesser extent, new unit growth.

The $4 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected a decline in income associated with our leased property in Japan, which experienced lower demand as a result of the recent earthquake and tsunami.

Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $323 million in the second quarter of 2011, compared to $291 million in the second quarter of 2010.

Twenty-four Weeks. In the first half of 2011, RevPAR for comparable company-operated luxury properties increased by 7.6 percent to $215.47, occupancy increased by 1.9 percentage points to 68.4 percent, and average daily rates increased by 4.6 percent to $315.04.

The $4 million decrease in segment results, compared to the first half of 2010, primarily reflected $6 million of increased general, administrative, and other expenses and $2 million of lower owned, leased, and other revenue net of direct expenses, partially offset by a $5 million increase in base management fees.

The $6 million increase in general, administrative, and other expenses primarily reflected an unfavorable variance from a $5 million reversal of a completion guarantee accrual in the 2010 first half and $2 million in other net cost increases in the first half of 2011.

The $5 million increase in base management fees was largely driven by RevPAR growth associated with stronger demand and, to a lesser extent, new unit growth.

The $2 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected a $5 million decline in income associated with our leased property in Japan, which experienced lower demand as a result of the recent earthquake and tsunami, partially offset by higher income at two properties.

Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $638 million in the first half of 2011, compared to $592 million in the first half of 2010.

Timeshare includes Marriott Vacation Club, the Ritz-Carlton Destination Club and Residences, and Grand Residences by Marriott brands worldwide.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 17, 2011	June 18, 2010	Change 2011/2010	June 17, 2011	June 18, 2010	Change 2011/2010

Segment revenues
Base fee revenue	$13	$13		$26	$25
Sales and services revenue
Development	153	148		296	295
Services	90	84		178	167
Financing revenue
Interest income non-securitized notes	7	10		14	19
Interest income-securitized notes	30	33		62	69
Other financing revenue	2	1		3	3

Total financing revenue	39	44		79	91
Other revenue	6	13		11	21

Total sales and services revenue	288	289		564	574
Cost reimbursements	89	62		158	125

Segment revenues	$390	$364	7%	$748	$724	3%

Segment Results
Base fee revenue	$13	$13		$26	$25
Timeshare sales and services, net	43	50		94	100
Joint venture equity losses	0	(3)		0	(8)
Gains and other income	1	0		1	0
General, administrative, and other expense	(16)	(14)		(33)	(31)
Interest expense	(12)	(14)		(24)	(28)

Segment results	$29	$32	-9%	$64	$58	10%

Contract Sales
Timeshare	$155	$155		$286	$306
Fractional	5	8		15	16
Residential	1	2		2	6

Total company	161	165		303	328

Fractional	2	(1)		6	0
Residential	0	(3)		0	(3)

Total joint venture	2	(4)		6	(3)

Total Timeshare segment contract sales	$163	$161	1%	$309	$325	-5%

Twelve Weeks. Timeshare segment contract sales increased by $2 million to $163 million in the second quarter of 2011 from $161 million in the second quarter of 2010 reflecting a $2 million increase in residential contract sales and unchanged fractional and timeshare contract sales. Residential and fractional contract sales benefited from a net $6 million decrease in cancellation allowances that we recorded in the 2010 second quarter in anticipation that a portion of contract revenue previously recorded for certain residential and fractional projects would not be realized due to contract cancellations prior to closing. This benefit was offset by weaker fractional and residential demand in 2011.

The $26 million increase in Timeshare segment revenues to $390 million from $364 million primarily reflected a $27 million increase in cost reimbursements revenue, partially offset by a $1 million decrease in Timeshare sales and services revenue. The decrease in Timeshare sales and services revenue primarily reflected: (1) lower financing revenue from lower interest income; (2) lower other revenue which primarily reflected lower resales revenue due to lower closings and lower Marriott Rewards revenue recognized due to the timing of redemptions; partially offset by (3) higher development revenue from favorable reportability primarily related to reserves on notes recorded in the 2010 second quarter, partially offset by lower sales volumes; and (4) higher services revenue from increased rental revenue driven by increased rates and occupancy.

Segment results of $29 million in the second quarter of 2011 decreased by $3 million from $32 million in the second quarter of 2010, and primarily reflected $7 million of lower Timeshare sales and services revenue net of direct expenses, partially offset by $3 million of lower joint venture equity losses and $2 million of lower interest expense.

The $7 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected $6 million of lower financing revenue net of expense and $1 million of lower development revenue net of product costs and marketing and selling costs. The $6 million decrease in financing revenue net of expense primarily reflected decreased interest income due to lower notes receivable balances. Lower development revenue net of product costs and marketing and selling costs primarily reflected higher product costs, mostly offset by higher development revenue.

Joint venture equity losses decreased by $3 million and primarily reflected lower losses from a residential and fractional project joint venture for which we stopped recognizing our portion of the losses since our investment, including loans due from the joint venture, was reduced to zero in 2010.

The $2 million decrease in interest expense was a result of lower interest rates and lower outstanding debt obligations related to securitized notes receivable.

Twenty-four Weeks. Timeshare segment contract sales decreased by $16 million to $309 million in the first half of 2011 from $325 million in the first half of 2010 primarily reflecting a $20 million decrease in timeshare contract sales and a $1 million decrease in residential contract sales, partially offset by a $5 million increase in fractional contract sales. Timeshare contract sales decreased in the first half of 2011 as a result of difficult comparisons driven by sales promotions in the first half of 2010 as well as the start-up impact of our shift from the sale of weeks-based to points-based products. Fractional and residential contract sales benefited from a net $15 million decrease in cancellation allowances that we recorded in the first half of 2010 in anticipation that a portion of contract revenue, previously recorded for certain residential and fractional projects would not be realized due to contract cancellations prior to closing.

The $24 million increase in Timeshare segment revenues to $748 million from $724 million primarily reflected a $33 million increase in cost reimbursements revenue, partially offset by a $10 million decrease in Timeshare sales and services revenue. The decrease in Timeshare sales and services revenue primarily reflected: (1) $12 million of lower financing revenue from lower interest income; (2) $10 million of lower other revenue which primarily reflected lower resales revenue due to lower closings and lower Marriott Rewards revenue recognized due to the timing of redemptions; partially offset by (3) $11 million of higher services revenue from increased rental occupancies and rates; and (4) $1 million of higher development revenue which reflected favorable reportability related to reserves on notes recorded in the first half of 2010, almost entirely offset by lower sales volumes.

Segment results of $64 million in the first half of 2011 increased by $6 million from $58 million in the first half of 2010, and primarily reflected $8 million of lower joint venture equity losses and $4 million of lower interest expense, partially offset by $6 million of lower Timeshare sales and services revenue net of direct expenses.

Joint venture equity losses decreased by $8 million and primarily reflected lower losses from a residential and fractional project joint venture for which we stopped recognizing our portion of the losses since our investment, including loans due from the joint venture, was reduced to zero in 2010.

The $4 million decrease in interest expense was a result of lower interest rates and lower outstanding debt obligations related to previously securitized notes receivable.

The $6 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected $12 million of lower financing revenue and $1 million of lower services revenue net of expenses, partially offset by $8 million of higher development revenue net of product costs and marketing and selling costs. The $12 million decrease in financing revenue primarily reflected decreased interest income due to lower notes receivable balances. Higher development revenue net of product costs and marketing and selling costs primarily reflected a favorable variance from a net $12 million reserve in the first half of 2010 and lower products costs, partially offset by lower sales volumes.

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

During the first half of 2011, we granted 2.5 million RSUs and 0.7 million Employee SARs. See Footnote No. 4, “Share-Based Compensation,” of the Notes to our Financial Statements for additional information.

NEW ACCOUNTING STANDARDS

See Footnote No. 1, “Basis of Presentation,” and Footnote No. 2, “New Accounting Standards,” of the Notes to our Financial Statements for information related to our adoption of new accounting standards in the first half of 2011 and for information on our anticipated adoption of recently issued accounting standards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Our Credit Facilities

On June 23, 2011, after the end of the second quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the facility’s expiration from May 14, 2012 to June 23, 2016 and reduce (at our direction) the facility size from $2.404 billion to $1.75 billion of aggregate effective borrowings. The material terms of the amended and restated Credit Facility are otherwise unchanged, and the facility continues to support general corporate needs, including working capital, capital expenditures, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. For additional information on our Credit Facility, including participating financial institutions, see Exhibit 10, “Second Amended and Restated Credit Agreement,” to our Current Report on Form 8-K filed with the SEC on June 27, 2011.

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

We believe the Credit Facility and our access to capital markets, together with cash we expect to generate from operations, remains adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements.

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

At June 17, 2011, our available borrowing capacity amounted to $2.290 billion and reflected borrowing capacity of $2.173 billion under our Credit Facility, prior to its being amended and restated as described above, and our cash balance of $117 million. We calculated that borrowing capacity by taking $2.404 billion of effective aggregate bank commitments, then available, under our Credit Facility and subtracting $75 million of outstanding letters of credit under our Credit Facility and $156 million of outstanding commercial paper. We had no outstanding borrowings under our Credit Facility at the end of the 2011 second quarter. We anticipate that available borrowing capacity under the June 23, 2011 amended and restated Credit Facility will be adequate to fund our liquidity needs, including repayment of debt obligations. Since we continue to have ample flexibility under the Credit Facility’s covenants, we also expect that undrawn bank commitments under the Credit Facility will remain available to us even if business conditions were to deteriorate markedly.

Cash and cash equivalents totaled $117 million at June 17, 2011, a decrease of $388 million from year-end 2010, reflecting cash outflows associated with the following: purchase of treasury stock ($668 million), debt repayments ($129 million), other investing cash outflows ($95 million), capital expenditures ($91 million), equity and cost method investments ($70 million), dividend payments ($64 million), and contract acquisition costs ($47 million). The following cash inflows partially offset these cash outflows: operating cash inflows ($481 million), increased borrowings related to the issuance of commercial paper ($156 million), loan collections and sales, net of loan advances ($77 million), and common stock issuances ($62 million).

The company expects investment spending for the 2011 fiscal year will total approximately $500 million to $700 million, including $50 million to $100 million for maintenance capital spending. Investment spending will also include other capital expenditures (including property acquisitions), loan advances, contract acquisition costs, and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information regarding year-to-date investment spending for the twenty-four week period ended June 17, 2011.

Timeshare Cash Flows

While our Timeshare segment historically generates positive operating cash flow, year-to-year cash flow varies based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We include timeshare reportable sales we finance in cash from operations when we collect cash payments. We show the net operating activity from our Timeshare segment (which does not include income from our Timeshare segment) in the following table. In the first halves of 2011 and 2010, new Timeshare segment mortgages totaled $103 million and $113 million, respectively, and collections totaled $154 million (which included collections on securitized notes of $110 million) and $173 million (which included collections on securitized notes of $116 million), respectively.

	Twenty-Four Weeks Ended
($ in millions)	June 17, 2011	June 18, 2010

Timeshare segment development less than cost of sales	$60	$60
Timeshare segment collections (net of new mortgages)	51	60
Financially reportable sales (in excess of) less than closed sales	(4)	16
Other cash inflows (outflows)	6	(11)

Net cash inflows from Timeshare segment activity	$113	$125

See Footnote No. 10, “Long-term Debt,” for additional information on the failure of some Timeshare securitized notes receivable pools to perform within established parameters and the resulting redirection of cash flows. As of June 17, 2011, all of our 13 securitized notes receivable pools met performance thresholds. We anticipate that during the third quarter of 2011 one pool will not meet performance thresholds, but will cure by the end of the fourth quarter of 2011. We expect that for the 2011 fiscal year we will redirect approximately $3 million of cash flows as a result of reaching the performance triggers.

We estimate that the cash outflow associated with completing all phases of our existing portfolio of owned timeshare properties currently under development will be approximately $214 million. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2010 Form 10-K, other than those resulting from: (1) changes in the amount of outstanding debt; and (2) a new leasehold we acquired that we account for as a capital lease.

As of the end of the 2011 second quarter, debt had increased by $93 million to $2,922 million compared to $2,829 million at year-end 2010, and reflected a $156 million increase in commercial paper and other debt (which includes capital leases) increases of $58 million, partially offset by a $121 million decrease in non-recourse debt associated with previously securitized notes. At the end of the 2011 second quarter, future debt payments not including capital leases plus interest totaled $3,380 million and are due as follows: $149 million in 2011; $761 million in 2012; $635 million in 2013; $217 million in 2014; $510 million in 2015; and $1,108 million thereafter.

As further described in Footnote No. 17, “Leases,” future minimum lease payments associated with a capital lease entered into in 2011, for each of the next three years are as follows: $1 million in 2011; $2 million in each of 2012 and 2013; and $65 million in 2014.

Guarantee Commitments

There have been no significant changes to our “Guarantee Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2010 Form 10-K, other than those resulting from: (1) changes in the amount of guarantees where we are the primary obligor; and (2) changes in the amount of guarantees where we are secondarily liable.

As of the end of the 2011 second quarter, guarantees where we are the primary obligor had increased by $61 million to $260 million compared to $199 million at year-end 2010, and reflected a $29 million increase in debt service guarantees and a $32 million increase in operating profit guarantees. At the end of the 2011 second quarter, future guarantee commitment expirations are as follows: $10 million in 2011; $46 million in 2012; $26 million in 2013; $36 million in 2014; $15 million in 2015; and $127 million thereafter.

As of the end of the 2011 second quarter, guarantees where we are secondarily liable had decreased by $16 million to $169 million compared to $185 million at year-end 2010, and primarily reflected a $17 million decrease in guarantees associated with lease obligations and lifecare bonds. At the end of the 2011 second quarter, future guarantee commitment expirations are as follows: $24 million in 2011; $44 million in 2012; $44 million in 2013; $15 million in 2014; $15 million in 2015; and $27 million thereafter.

Share Repurchases

We purchased 18.5 million shares of our Class A Common Stock during the twenty-four weeks ended June 17, 2011, at an average price of $36.49 per share. See Part II, Item 2 of this Form 10-Q for additional information on our share repurchases. As of June 17, 2011, 30.4 million shares remained available for repurchase under authorizations from our Board of Directors.

Dividends

On February 11, 2011, our board of directors declared a quarterly cash dividend of $0.0875 per share, which was paid on April 1, 2011 to shareholders of record on February 25, 2011. On May 6, 2011, our board of directors declared a quarterly cash dividend of $0.10 per share, which was paid on June 24, 2011 to shareholders of record on May 20, 2011.

Planned Spin-Off

See Footnote No. 16, “Planned Spin-off,” earlier in this report for a discussion of our plans for a spin-off of our timeshare operations and timeshare development business. Additionally, we expect to incur spin-off transaction costs in the second half of 2011 which could be material.

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

Internal Control Over Financial Reporting

We made no changes in internal control over financial reporting during the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Planned Spin-off Risk

The planned spin-off of our Timeshare division may not occur as or when planned or at all, or could result in issues we do not yet anticipate. Unanticipated developments could delay, prevent the completion of, or otherwise adversely affect the planned spin-off of our Timeshare division, including any problems or delays in obtaining financing for the new timeshare company, regulatory approvals, third-party consents, a favorable letter ruling from the Internal Revenue Service (“IRS”), or disruptions either in general market conditions or in the lodging or timeshare business. The transaction is also subject to final approval by our board of directors. Completion of the planned spin-off may require significant time, effort, and expense, and may divert management’s attention from other aspects of our business operations, which could adversely affect those operations. Any delays in completion of the planned spin-off may increase the amount of time, effort, and expense that we devote to the transaction. Moreover, we may not be able to complete the planned spin-off on the terms currently anticipated as a result of financing issues or accommodations we may have to make to obtain the consent of regulators or other third parties.

In addition, if we complete the planned spin-off, the actual results may differ materially from the results we anticipate. Specifically, the proposed transaction could adversely affect our relationships with our customers or employees (including those of the Timeshare segment) or disrupt our operations. The separated businesses could also face unanticipated problems in operating independently, and thus may not achieve the anticipated benefits of the separation.

The planned spin-off could result in significant tax liability to us or our shareholders. The planned spin-off of our Timeshare division is conditioned upon our receipt of a private letter ruling from the IRS and an opinion from our tax counsel that the distribution of Marriott Vacations Worldwide Corporation common stock will not result in recognition, for U.S. federal income tax purposes, of income, gain or loss by us or our shareholders (except with respect to cash received in lieu of fractional shares of Marriott Vacations Worldwide Corporation common stock). Any private letter ruling and opinion that we receive will be subject to the continuing validity of any assumptions and representations reflected therein. In addition, an opinion from our tax counsel is not binding on the IRS or a court. Accordingly, even if we receive a private letter ruling and an opinion, the IRS could determine that the distribution of the Marriott Vacations Worldwide Corporation common stock is a taxable transaction and a court could agree with the IRS. If the distribution of the Marriott Vacations Worldwide Corporation common stock is a taxable transaction, we and our shareholders could have significant tax liabilities.

The planned spin-off might not produce the cash tax benefits we anticipate. Prior to and in connection with the planned spin-off of our Timeshare division, we will complete an internal reorganization, which includes transactions that have been structured in a manner that we expect to result, for U.S. federal income tax purposes, in our recognition of significant built-in losses in properties used in the North American and Luxury segments of the Timeshare division. The amount of the cash tax benefits we receive as a result of these transactions will depend upon the fair market value of the assets used in the North American and Luxury segments of the Timeshare division and our tax basis in such assets, neither of which will be determinable until after we have completed the internal reorganization. We have applied for a private letter ruling from the IRS regarding recognition of the losses that generate these cash tax benefits and any private letter ruling received will be subject to the continuing validity of any factual representations and assumptions reflected in the private letter ruling. Accordingly, even if we receive a private letter ruling, the IRS could later change its determination regarding the recognition of those losses, and a court could agree with the IRS.

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

The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business. We currently operate or franchise hotels and resorts in 71 countries, and our operations outside the United States represented approximately 16 percent of our revenues in the 2011 second quarter. We expect that the international share of our total revenues will increase in future years. As a result, we are increasingly exposed to a number of challenges and risks associated with doing business outside the United States, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. laws that affect the activities of U.S. companies abroad; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; and (6) rapid changes in government policy, political or civil unrest, including in the Middle East, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.

Our new programs and new branded products may not be successful. We cannot assure that our recently launched EDITION, Autograph Collection and AC Hotels by Marriott brands and the Marriott Vacation Club Destination points-based timeshare program, or any new programs or products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.

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

Development and Financing Risks

While we are predominantly a manager and franchisor of hotel properties, we depend on capital to buy, develop, and improve hotels and to develop timeshare properties, and we or our hotel owners may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and improvement of existing hotels by our current and potential hotel owners depends in large measure on capital markets and liquidity factors, over which we can exert little control. Instability in the financial markets and the contraction of available liquidity and leverage continue to constrain the capital markets for hotel and real estate investments. In addition, owners of existing hotels that we franchise or manage may have difficulty meeting required debt service payments or refinancing loans at maturity.

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

Other Risks Associated with Timeshare and Residential Properties

Disruption in the credit markets could impair our ability to securitize the loans that our Timeshare business generates. Our Timeshare business provides financing to purchasers of our timeshare and fractional properties, and we periodically securitize interests in those loans in the capital markets. Any future deterioration in the financial markets could preclude, delay or increase the cost to us of future note securitizations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
(in millions, except per share amounts)	Total Number		Part of Publicly	Yet Be Purchased
Period	of Shares Purchased	Average Price per Share	Announced Plans or Programs (1)	Under the Plans or Programs (1)

March 26, 2011-April 22, 2011	5.5	$34.95	5.5	10.5
April 23, 2011-May 20, 2011	2.3	35.61	2.3	33.2
May 21, 2011-June 17, 2011	2.8	35.57	2.8	30.4

(1)

On May 6, 2011, we announced that our Board of Directors increased, by 25 million shares, the authorization to repurchase our Class A Common Stock for a total outstanding authorization of approximately 34 million shares on that date. As of June 17, 2011, 30.4 million shares remained available for repurchase under those authorizations. We repurchase shares in the open market and in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

3.1	Restated Certificate of Incorporation of the Company.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(i) to our Form 8-K filed November 12, 2008 (File No. 001-13881).

10	U.S. $1,750,000,000 Second Amended and Restated Credit Agreement dated as of June 23, 2011 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed June 27, 2011 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Furnished with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the twelve and twenty-four weeks ended June 17, 2011, and June 18, 2010, respectively; (ii) the Condensed Consolidated Balance Sheets at June 17, 2011, and December 31, 2010; and (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 17, 2011, and June 18, 2010, respectively. We advise users of this data that pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC. 15th day of July, 2011

/s/ Arne M. Sorenson
Arne M. Sorenson
President and Chief Operating Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President and
Chief Financial Officer