Form 10-Q
period 2011-09-09
MARRIOTT INTERNATIONAL INC /MD/
filed 2011-10-07
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 9, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-13881
_______________________________________
MARRIOTT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
 _______________________________________

Delaware	52-2055918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland (Address of principal executive offices)	20817 (Zip Code)
(301) 380-3000
(Registrant’s telephone number, including area code)
_______________________________________
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 335,126,113 shares of Class A Common Stock, par value $0.01 per share, outstanding at September 23, 2011.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
REVENUES
Base management fees	$136	$123	$419	$384
Franchise fees	124	109	347	305
Incentive management fees	29	21	121	107
Owned, leased, corporate housing, and other revenue	254	220	727	704
Timeshare sales and services	286	275	850	849
Cost reimbursements	2,045	1,900	6,160	5,700
	2,874	2,648	8,624	8,049
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	219	213	643	654
Timeshare-direct	250	219	720	693
Timeshare strategy-impairment charges	324	—	324	—
Reimbursed costs	2,045	1,900	6,160	5,700
General, administrative, and other	180	149	498	429
	3,018	2,481	8,345	7,476
OPERATING (LOSS) INCOME	(144)	167	279	573
(Losses) gains and other income	(16)	3	(11)	7
Interest expense	(39)	(41)	(117)	(130)
Interest income	2	4	9	11
Equity in losses	(2)	(5)	(6)	(20)
(LOSS) INCOME BEFORE INCOME TAXES	(199)	128	154	441
Benefit (provision) for income taxes	20	(45)	(97)	(156)
NET (LOSS) INCOME	$(179)	$83	$57	$285
EARNINGS PER SHARE-Basic
(Losses) earnings per share	$(0.52)	$0.23	$0.16	$0.79
EARNINGS PER SHARE-Diluted
(Losses) earnings per share	$(0.52)	$0.22	$0.15	$0.76
CASH DIVIDENDS DECLARED PER SHARE	$0.1000	$0.0400	$0.2875	$0.1200
See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	September 9, 2011	December 31, 2010
ASSETS
Current assets
Cash and equivalents	$220	$505
Accounts and notes receivable (including from VIEs of $118 and $125 respectively)	1,011	938
Inventory	1,029	1,489
Current deferred taxes, net	234	246
Prepaid expenses	85	81
Other (including from VIEs of $36 and $31 respectively)	99	123
	2,678	3,382
Property and equipment	1,480	1,307
Intangible assets
Goodwill	875	875
Contract acquisition costs and other	841	768
	1,716	1,643
Equity and cost method investments	271	250
Notes receivable (including from VIEs of $751 and $910, respectively)	1,102	1,264
Deferred taxes, net	1,005	932
Other (including from VIEs of $14 and $14, respectively)	213	205
	$8,465	$8,983
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt (including from VIEs of $119 and $126, respectively)	$480	$138
Accounts payable	619	634
Accrued payroll and benefits	735	692
Liability for guest loyalty program	487	486
Other (including from VIEs of $4 and $3, respectively)	779	551
	3,100	2,501
Long-term debt (including from VIEs of $711 and $890, respectively)	2,623	2,691
Liability for guest loyalty program	1,360	1,313
Other long-term liabilities	952	893
Marriott shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	3,657	3,644
Retained earnings	3,165	3,286
Treasury stock, at cost	(6,381)	(5,348)
Accumulated other comprehensive loss	(16)	(2)
	430	1,585
	$8,465	$8,983
The abbreviation VIEs above means Variable Interest Entities.
See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010
OPERATING ACTIVITIES
Net income	$57	$285
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	116	121
Income taxes	20	91
Timeshare activity, net	158	213
Timeshare strategy-impairment charges	324	—
Liability for guest loyalty program	32	26
Restructuring costs, net	(4)	(9)
Asset impairments and write-offs	32	9
Working capital changes and other	150	177
Net cash provided by operating activities	885	913
INVESTING ACTIVITIES
Capital expenditures	(128)	(147)
Dispositions	1	3
Loan advances	(20)	(16)
Loan collections and sales	109	14
Equity and cost method investments	(71)	(15)
Contract acquisition costs	(54)	(35)
Other	18	35
Net cash used in investing activities	(145)	(161)
FINANCING ACTIVITIES
Commercial paper/credit facility, net	397	(425)
Repayment of long-term debt	(196)	(268)
Issuance of Class A Common Stock	99	78
Dividends paid	(100)	(29)
Purchase of treasury stock	(1,225)	—
Net cash used in financing activities	(1,025)	(644)
(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(285)	108
CASH AND EQUIVALENTS, beginning of period	505	115
CASH AND EQUIVALENTS, end of period	$220	$223
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
Our 2011 third quarter ended on September 9, 2011; our 2010 fourth quarter ended on December 31, 2010; and our 2010 third quarter ended on September 10, 2010. In our opinion, our financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 9, 2011, and December 31, 2010, the results of our operations for the twelve and thirty-six weeks ended September 9, 2011, and September 10, 2010, and cash flows for the thirty-six weeks ended September 9, 2011, and September 10, 2010. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. We have also reclassified certain prior year amounts to conform to our 2011 presentation. See Footnote No. 13, “Business Segments,” for additional information on the reclassification of segment revenues, segment financial results, and segment assets to reflect movement of data associated with properties in Hawaii to our North American segments from our International segment.
Restricted Cash
Restricted cash in our Balance Sheets at the end of the 2011 third quarter and year-end 2010 is recorded as $50 million and $55 million, respectively, in the “Other current assets” line and $33 million and $30 million, respectively, in the “Other long-term assets” line. Restricted cash primarily consists of cash proceeds of a note receivable that are restricted as collateral for other debt; cash held in a reserve account related to Timeshare segment notes receivable securitizations; cash held internationally that we have not repatriated due to statutory, tax and currency risks; and deposits received, primarily associated with timeshare interval, fractional ownership, and residential sales that are held in escrow until the contract has closed.

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
Future Adoption of Accounting Standards
Accounting Standards Update No. 2011-04 – “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)
ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011, which for us will be our 2012 first quarter. We do not believe the adoption of this update will have a material impact on our financial statements.
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
Accounting Standards Update No. 2011-08 – “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”)
ASU No. 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU No. 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us will be our 2012 first quarter, with early adoption permitted. We do not believe the adoption of this update will have a material impact on our financial statements.

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
For the third quarter of 2011, we decreased unrecognized tax benefits by $2 million from $34 million at the end of the 2011 second quarter primarily due to new information related to international and state tax issues. For the thirty-six weeks ended September 9, 2011, we decreased unrecognized tax benefits by $7 million from $39 million at year-end 2010 primarily due to the closing of the 2005 through 2008 IRS audit examinations and to new information related to international and state tax issues. The unrecognized tax benefits balance of $32 million at the end of the 2011 third quarter included $18 million of tax positions that, if recognized, would impact our effective tax rate.
The “Benefit (provision) for income taxes" caption in our Income Statements for both the twelve and thirty-six weeks ended September 9, 2011, reflect $32 million of income tax expense that we recorded to write-off certain deferred tax assets that we expect to transfer to Marriott Vacations Worldwide Corporation ("MVW") in conjunction with the planned spin-off of our timeshare operations and timeshare development business. We impaired these assets because we consider it "more likely than not" that MVW will be unable to realize the value of those deferred tax assets. Please see Footnote No. 17, “Planned Spin-off,” of the Notes to our Financial Statements for additional information regarding the planned transaction.
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

We recorded share-based compensation expense related to award grants of $22 million and $21 million for the twelve weeks ended September 9, 2011 and September 10, 2010, respectively, and $65 million and $62 million for the thirty-six weeks ended September 9, 2011 and September 10, 2010, respectively. Deferred compensation costs related to unvested awards totaled $146 million and $113 million at September 9, 2011 and December 31, 2010, respectively.
RSUs
We granted 2.6 million RSUs during the first three quarters of 2011 to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the date of grant. RSUs granted in the first three quarters of 2011 had a weighted average grant-date fair value of $40.
SARs
We granted 0.7 million SARs to officers and key employees during the first three quarters of 2011. These SARs expire 10 years after the date of grant and both vest and are exercisable in cumulative installments of one quarter at the end of each of the first four years following the date of grant. These SARs had a weighted average grant-date fair value of $16 and a weighted average exercise price of $41.

We use a binomial method to estimate the fair value of each SAR granted, under which we calculate the weighted average expected SARs terms as the product of a lattice-based binomial valuation model that uses suboptimal exercise factors. We use historical data to estimate exercise behaviors and terms to retirement for separate groups of retirement eligible and non-retirement eligible employees.

We used the following assumptions to determine the fair value of the Employee SARs granted during the first three quarters of 2011.

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

Other Information

At the end of the 2011 third quarter, 52 million shares were reserved under the Comprehensive Plan, including 26 million shares under the Stock Option Program and the SAR Program.

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

	At September 9, 2011		At Year-End 2010
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$31	$24	$60	$63
Loans to timeshare owners – securitized	751	905	910	1,097
Loans to timeshare owners – non-securitized	251	272	170	176
Senior, mezzanine, and other loans – non-securitized	100	62	184	130
Restricted cash	33	33	30	30
Marketable securities	39	39	18	18

Total long-term financial assets	$1,205	$1,335	$1,372	$1,514
Non-recourse debt associated with securitized notes receivable	$(711)	$(749)	$(890)	$(921)
Senior Notes	(1,286)	(1,428)	(1,631)	(1,771)
Commercial paper	(403)	(403)	—	—
Other long-term debt	(141)	(141)	(142)	(138)
Other long-term liabilities	(106)	(107)	(71)	(67)
Long-term derivative liabilities	(1)	(1)	(1)	(1)

Total long-term financial liabilities	$(2,648)	$(2,829)	$(2,735)	$(2,898)
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
We estimate the fair value of our non-recourse debt associated with securitized notes receivable using internally generated cash flow estimates derived by modeling all bond tranches for our active notes receivable securitization transactions, with consideration for the collateral specific to each tranche. The key drivers in our analysis include default rates, prepayment rates, bond interest rates and other structural factors, which we use to estimate the projected cash flows. In order to estimate market credit spreads by rating, we reviewed market spreads from timeshare notes receivable securitizations and other asset-backed transactions that occurred in the market during the first three quarters of 2011 and fiscal year 2010. We then applied those estimated market spreads to swap rates in order to estimate an underlying discount rate for calculating the fair value of the active bonds payable.
We estimate the fair value of our other long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, and we determine the fair value of our senior notes using quoted market prices. At the end of the 2011 third quarter the carrying value of our commercial paper approximated its fair value due to the short maturity. Other long-term liabilities represent guarantee costs and reserves and deposit liabilities. The carrying values of our guarantee costs and reserves approximate their fair values. We estimate the fair value of our deposit liabilities primarily by discounting future payments at a risk-adjusted rate.
We are required to carry our marketable securities at fair value. We value these securities using directly observable Level 1 inputs. The carrying value of our marketable securities at the end of our 2011 third quarter was $39 million, which included debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs as well as shares of a publicly traded company. During the 2011 second quarter, a company in which we owned an investment that we accounted for using the cost method became a publicly traded company. Accordingly, we reclassified the investment to marketable securities and now record our investment at fair value. As of the end of the 2011 third quarter, this investment had a fair value of $24 million, which was $18 million lower than our cost basis. We determined that this security was other-than-temporarily impaired as of the end of the 2011 third quarter and, correspondingly, we recognized $10 million of losses in the 2011 third quarter that were recorded in other comprehensive income as of the end of the 2011 second quarter, and we recognized $8 million of additional losses in the 2011 third quarter, both of which we reflected in the "(Losses) gains and other income" caption of our Income Statements for both the twelve and thirty-six weeks ended September 9, 2011.
We are also required to carry our derivative assets and liabilities at fair value. As of the end of our 2011 third quarter, we had derivative instruments in a long-term liability position of $1 million, which we valued using Level 3 inputs. We value our Level 3 input derivatives using valuations that we calibrate to the initial trade prices, with subsequent valuations based on unobservable inputs to the valuation model, including interest rates and volatilities.
See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” of our 2010 Form 10-K for additional information.

In preparing our Timeshare segment to operate as an independent, publicly traded company following our proposed spin-off of MVW (see Footnote No. 17 "Planned Spin-off" for additional information), management assessed the Timeshare segment's intended use of excess undeveloped land and built inventory and the current market conditions for those assets. During the third quarter of 2011, in conjunction with our evaluation of these specific Timeshare assets and our resulting decisions to accelerate cash flow through the monetization of certain excess undeveloped land and to offer incentives to accelerate sales of excess built luxury fractional and residential inventory, we recorded $324 million ($234 million after-tax) of impairment charges, reflected in our 2011 third quarter Income Statements in the “Timeshare Strategy - Impairment Charges” caption, to write down the carrying amounts of inventory and property and equipment to their respective fair values. For additional information, see Footnote No. 14, “Timeshare Strategy - Impairment Charges.”

6.	Earnings Per Share
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
(in millions, except per share amounts)
Computation of Basic Earnings Per Share
Net (loss) income	$(179)	$83	$57	$285
Weighted average shares outstanding	345.4	363.1	356.5	361.5
Basic (losses) earnings per share	$(0.52)	$0.23	$0.16	$0.79
Computation of Diluted Earnings Per Share
Net (loss) income	$(179)	$83	$57	$285
Weighted average shares outstanding	345.4	363.1	356.5	361.5
Effect of dilutive securities
Employee stock option and SARs plans	—	10.8	9.2	10.7
Deferred stock incentive plans	—	1.0	0.9	1.1
Restricted stock units	—	3.2	3.2	3.1
Shares for diluted earnings per share	345.4	378.1	369.8	376.4
Diluted (losses) earnings per share	$(0.52)	$0.22	$0.15	$0.76

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings. As we recorded a loss for the twelve weeks ended September 9, 2011, we did not include the following shares in the “Effect of dilutive securities” caption in the preceding table, because it would have been antidilutive to do so: 7.7 million employee stock option and SARs plan shares, 0.9 million deferred stock incentive plans shares, and 2.8 million restricted stock unit shares.
In accordance with the applicable accounting guidance for calculating earnings per share, we have not included the following stock options and SARs in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended September 9, 2011, 4.2 million options and SARs, with exercise prices ranging from $32.16 to $49.03;

(b)	for the twelve-week period ended September 10, 2010, 2.5 million options and SARs, with exercise prices ranging from $34.11 to $49.03;

(c)	for the thirty-six week period ended September 9, 2011, 1.0 million options and SARs, with exercise prices ranging from $36.22 to $49.03; and

(d)	for the thirty-six week period ended September 10, 2010, 3.7 million options and SARs, with exercise prices ranging from $32.16 to $49.03.

7.	Inventory
Inventory, totaling $1,029 million as of September 9, 2011 and $1,489 million as of December 31, 2010, consists primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,011 million as of September 9, 2011 and $1,472 million as of December 31, 2010. Inventory totaling $18 million and $17 million as of September 9, 2011 and December 31, 2010, respectively, primarily relates to hotel operating supplies for the limited number of properties we own or lease. We primarily record Timeshare segment interval, fractional ownership, and residential products at the lower of cost or fair market value, in accordance with applicable accounting guidance, and we generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Consistent with recognized industry practice, we classify Timeshare segment interval, fractional ownership, and residential products inventory, which has an operating cycle that exceeds 12 months, as a current asset.
In preparing our Timeshare segment to operate as an independent, publicly traded company following our proposed spin-off of the stock of MVW (see Footnote No. 17, "Planned Spin-off" for additional information), management assessed the Timeshare segment's intended use of excess undeveloped land and built inventory and the current market conditions for those assets. On September 8, 2011, management approved a plan for the Timeshare segment to accelerate cash flow through the monetization of certain excess undeveloped land and to offer incentives to accelerate sales of excess built luxury fractional and residential inventory. As the fair values of the undeveloped land and the excess built luxury fractional and residential inventory are less than their respective carrying values, we recorded an inventory impairment charge in the 2011 third quarter of $256 million to adjust the carrying value of the inventory to its fair value. Additionally, upon the approval of the plan in the 2011 third quarter, we reclassified $57 million of this undeveloped land previously in our development plans from inventory to property and equipment. See Footnote No. 14, “Timeshare Strategy-Impairment Charges,” for additional information.
We show the composition of our Timeshare segment inventory balances in the following table:

($ in millions)	September 9, 2011	December 31, 2010
Finished goods	$492	$732
Work-in-process	231	101
Land and infrastructure	288	639
	$1,011	$1,472

8.	Property and Equipment
We show the composition of our property and equipment balances in the following table:

($ in millions)	September 9, 2011	December 31, 2010
Land	$612	$514
Buildings and leasehold improvements	966	854
Furniture and equipment	1,075	984
Construction in progress	159	204
	2,812	2,556
Accumulated depreciation	(1,332)	(1,249)
	$1,480	$1,307
As noted in Footnote No. 7, "Inventory," management approved a plan, on September 8, 2011, for the Timeshare segment to accelerate cash flow through the monetization of certain excess undeveloped land and to offer incentives to accelerate sales of excess built luxury fractional and residential inventory. As the nominal cash flows from the planned land sales and their estimated fair values are less than their carrying values, we recorded an impairment charge in the 2011 third quarter of $68 million to adjust the carrying value of the property and equipment to its fair value. Additionally, upon the approval of the plan, we reclassified $57 million of this undeveloped land previously in our development plans from inventory to property and equipment in the 2011 third quarter. See Footnote No. 14, “Timeshare Strategy-Impairment Charges,” for additional information.

9.	Notes Receivable
We show the composition of our notes receivable balances (net of reserves and unamortized discounts) in the following table:

($ in millions)	September 9, 2011	December 31, 2010
Loans to timeshare owners – securitized	$864	$1,028
Loans to timeshare owners – non-securitized	314	225
Senior, mezzanine, and other loans – non-securitized	109	191
	1,287	1,444
Less current portion
Loans to timeshare owners – securitized	(113)	(118)
Loans to timeshare owners – non-securitized	(63)	(55)
Senior, mezzanine, and other loans – non-securitized	(9)	(7)
	$1,102	$1,264
We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in our Balance Sheets. We show the composition of our long-term notes receivable balances (net of reserves and unamortized discounts) in the following table:

($ in millions)	September 9, 2011	December 31, 2010
Loans to timeshare owners	$1,002	$1,080
Loans to equity method investees	2	2
Other notes receivable	98	182
	$1,102	$1,264

The following tables show future principal payments (net of reserves and unamortized discounts) as well as interest rates, reserves and unamortized discounts for our securitized and non-securitized notes receivable.
Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
2011	$38	$37	$75
2012	46	113	159
2013	38	118	156
2014	32	120	152
2015	28	115	143
Thereafter	241	361	602
Balance at September 9, 2011	$423	$864	$1,287
Weighted average interest rate at September 9, 2011	9.6%	13.1%	12.0%
Range of stated interest rates at September 9, 2011	0 to 19.5%	5.2 to 19.5%	0 to 19.5%
Notes Receivable Reserves

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Balance at year-end 2010	$203	$89	$292
Balance at September 9, 2011	$200	$63	$263

Notes Receivable Unamortized Discounts (1)

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Balance at year-end 2010	$13	$—	$13
Balance at September 9, 2011	$13	$—	$13

(1)	The discounts for both September 9, 2011 and year-end 2010 relate entirely to our Senior, Mezzanine, and Other Loans.
Senior, Mezzanine, and Other Loans
We reflect interest income associated with “Senior, mezzanine, and other loans” in the “Interest income” caption in our Income Statements. At the end of the 2011 third quarter, our recorded investment in impaired “Senior, mezzanine, and other loans” was $98 million. We had a $78 million notes receivable reserve representing an allowance for credit losses, leaving $20 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2010, our recorded investment in impaired “Senior, mezzanine, and other loans” was $83 million, and we had a $74 million notes receivable reserve representing an allowance for credit losses, leaving $9 million of our investment in impaired loans, for which we had no related allowance for credit losses. During the first three quarters of 2011 and 2010, our average investment in impaired “Senior, mezzanine, and other loans” totaled $90 million and $135 million, respectively.
The following table summarizes the activity related to our “Senior, mezzanine, and other loans” notes receivable reserve for the first three quarters of 2011:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2010	$74
Additions	1
Reversals	(6)
Transfers and other	9
Balance at September 9, 2011	$78
At the end of the 2011 third quarter, past due senior, mezzanine, and other loans totaled $7 million.
Loans to Timeshare Owners
We reflect interest income associated with “Loans to timeshare owners” of $37 million and $41 million for the 2011 and 2010 third quarters, respectively, and $113 million and $129 million for the thirty-six weeks ended September 9, 2011 and September 10, 2010, respectively, in our Income Statements in the “Timeshare sales and services” revenue caption. Of the $37 million of interest income we recognized from these loans in the 2011 third quarter, $29 million was associated with securitized loans and $8 million was associated with non-securitized loans, compared with $30 million associated with securitized loans and $11 million associated with non-securitized loans recognized in the 2010 third quarter. Of the $113 million of interest income we recognized in the first three quarters of 2011, $91 million was associated with securitized loans and $22 million was associated with non-securitized loans, compared with $99 million associated with securitized loans and $30 million associated with non-securitized loans in the first three quarters of 2010.
The following table summarizes the activity related to our “Loans to timeshare owners” notes receivable reserve for the first three quarters of 2011:

($ in millions)	Non-Securitized Notes Receivable Reserve	Securitized Notes Receivable Reserve	Total
Balance at year-end 2010	$129	$89	$218
Additions for current year contract sales	21	—	21
Write-offs	(54)	—	(54)
Defaulted note repurchase activity(1)	36	(36)	—
Other(2)	(10)	10	—
Balance at September 9, 2011	$122	$63	$185

(1)	Decrease in securitized reserve and increase in non-securitized reserve was attributable to the transfer of the reserve when we repurchased the notes.

(2)	Consists of static pool and default rate assumption changes.
As of September 9, 2011 and year-end 2010, we estimated average remaining default rates of 7.61 percent and 9.25 percent, respectively, for both non-securitized and securitized timeshare notes receivable. We show our recorded investment in nonaccrual “Loans to timeshare owners” loans in the following table:

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Investment in loans on nonaccrual status at September 9, 2011	$102	$14	$116
Investment in loans on nonaccrual status at year-end 2010	$113	$15	$128
Average investment in loans on non-accrual status during the first three quarters of 2011	$108	$14	$122
Average investment in loans on non-accrual status during the first three quarters of 2010	$116	$8	$124
We show the aging of the recorded investment (before reserves) in “Loans to timeshare owners” in the following table:

($ in millions)	September 9, 2011
31 – 90 days past due	$34
91 – 150 days past due	19
Greater than 150 days past due	96
Total past due	149
Current	1,214
Total loans to timeshare owners	$1,363

10.	Long-term Debt
We provide detail on our long-term debt balances in the following table:

($ in millions)	September 9, 2011	December 31, 2010
Non-recourse debt associated with securitized notes receivable, interest rates ranging from 0.20% to 7.20% (weighted average interest rate of 4.98%)	$830	$1,016
Less current portion	(119)	(126)
	711	890
Senior Notes:
Series F, interest rate of 4.625%, face amount of $348, maturing June 15, 2012 (effective interest rate of 5.01%)(1)	348	348
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.52%)(1)	306	304
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.28%)(1)	289	289
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.43%)(1)	291	291
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013 (effective interest rate of 5.69%)(1)	399	399
Commercial paper, average interest rate of 0.4128% at September 9, 2011	403	—
$1,750 Credit Facility	—	—
Other	237	182
	2,273	1,813
Less current portion	(361)	(12)
	1,912	1,801
	$2,623	$2,691

(1)	Face amount and effective interest rate are as of September 9, 2011.
The non-recourse debt associated with securitized notes receivable was, and to the extent currently outstanding is, secured by the related notes receivable. All of our other long-term debt was, and to the extent currently outstanding is, recourse to us but unsecured. Other debt in the preceding table includes capital leases, among other items.
On June 23, 2011, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the facility's expiration from May 14, 2012 to June 23, 2016 and reduce (at our direction) the facility size from $2.404 billion to $1.75 billion of aggregate effective borrowings. The material terms of the amended and restated Credit Facility are otherwise unchanged, and the facility continues to support general corporate needs, including working capital, capital expenditures, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate also based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. See the “Cash Requirements and Our Credit Facilities” caption later in this report in the “Liquidity and Capital Resources” section for information on our available borrowing capacity at September 9, 2011.
Each of our securitized notes receivable pools contains various triggers relating to the performance of the underlying notes receivable. If a pool of securitized notes receivable fails to perform within the pool’s established parameters (default or delinquency thresholds by deal) transaction provisions effectively redirect the monthly excess spread we typically receive from that pool (related to the interests we retained), to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger is cured. During the first quarter of 2011, one pool that reached a performance trigger at year-end 2010 returned to meeting performance thresholds, while one other pool reached a performance trigger. At the end of the first quarter of 2011, this was the only pool that was still not meeting performance thresholds. This pool returned to compliance during the 2011 second quarter. At the end of the 2011 second and third quarters, there were no pools out of compliance. As a result of performance triggers, a total of $2 million in cash of excess spread was used to pay down debt during the first three quarters of 2011. At September 9, 2011, we had 13 securitized notes receivable pools outstanding.
We show future principal payments (net of unamortized discounts) and unamortized discounts for our securitized and non-securitized debt in the following tables:
Debt Principal Payments (net of unamortized discounts)

($ in millions)	Non-Recourse Debt	Other Debt	Total
2011	$39	$4	$43
2012	119	361	480
2013	125	414	539
2014	127	72	199
2015	120	313	433
Thereafter	300	1,109	1,409
Balance at September 9, 2011	$830	$2,273	$3,103
As the contractual terms of the underlying securitized notes receivable determine the maturities of the non-recourse debt associated with them, actual maturities may occur earlier due to prepayments by the notes receivable obligors.
Unamortized Debt Discounts

($ in millions)	Non-Recourse Debt	Other Debt	Total
Balance at December 31, 2010	$—	$16	$16
Balance at September 9, 2011	$—	$13	$13
We paid cash for interest, net of amounts capitalized, of $94 million in the first three quarters of 2011 and $98 million in the first three quarters of 2010.

11.	Comprehensive Income and Capital Structure
We detail comprehensive (loss) income in the following table. We reclassified unrealized losses out of comprehensive (loss) income for both the twelve weeks and thirty-six weeks ended September 9, 2011 primarily to reflect recognized losses on available-for-sale securities due to other-than-temporary impairments.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
Net (loss) income	$(179)	$83	$57	$285
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	8	13	(11)
Other derivative instrument adjustments	(11)	—	(25)	1
Unrealized losses on available-for-sale securities	—	—	(10)	—
Reclassification of losses	8	3	8	3
Total other comprehensive loss, net of tax	(5)	11	(14)	(7)
Comprehensive (loss) income	$(184)	$94	$43	$278
The following table details changes in shareholders’ equity.

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
366.9	Balance at year-end 2010	$1,585	$5	$3,644	$3,286	$(5,348)	$(2)
—	Net income	57	—	—	57	—	—
—	Other comprehensive loss	(14)	—	—	—	—	(14)
—	Cash dividends ($0.2875 per share)	(102)	—	—	(102)	—	—
6.0	Employee stock plan issuance	129	—	13	(76)	192	—
(36.5)	Purchase of Treasury stock	(1,225)	—	—	—	(1,225)	—
336.4	Balance at September 9, 2011	$430	$5	$3,657	$3,165	$(6,381)	$(16)

12.	Contingencies
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
We show the maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at September 9, 2011 in the following table.

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings
Debt service	$69	$6
Operating profit	147	56
Other	49	2
Total guarantees where we are the primary obligor	$265	$64

We included our liability for expected future fundings at September 9, 2011, in our Balance Sheet as follows: $4 million in the “Other current liabilities” and $60 million in the “Other long-term liabilities.”
Our guarantees listed in the preceding table include $25 million of operating profit guarantees and an $11 million debt service guarantee, all of which will not be in effect until the underlying properties open and we begin to operate the properties.
The guarantees in the preceding table do not include the following:

•
$106 million of guarantees related to Senior Living Services lease obligations of $66 million (expiring in 2013) and lifecare bonds of $40 million (estimated to expire in 2016), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $6 million of the lifecare bonds; Health Care Property Investors, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $33 million of the lifecare bonds, and Five Star Senior Living is the primary obligor on the remaining $1 million of lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. While we currently do not expect to fund under the guarantees, Sunrise’s SEC filings suggest that Sunrise’s continued ability to meet these guarantee obligations cannot be assured given Sunrise’s financial position and limited access to liquidity.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $51 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $7 million (€5 million) of which remained at September 9, 2011. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
A project completion guarantee to a lender for a joint venture project with an estimated aggregate total cost of $592 million. We are liable on a several basis with our partners in an amount equal to our 34 percent pro rata ownership in the joint venture. Our liability associated with this guarantee had a carrying value of $13 million at September 9, 2011, as further discussed in Footnote No. 16, “Variable Interest Entities.”

•
A project completion guarantee that we provided to another lender for a joint venture project with an estimated aggregate total cost of $519 million (Canadian $508 million). The associated joint venture will satisfy payments for cost overruns for this project through contributions from the partners or from borrowings, and we are liable on a several basis with our partners in an amount equal to our 20 percent pro rata ownership in the joint venture. In 2010, our partners executed documents indemnifying us for any payments that may be required for this guarantee obligation. Our liability associated with this project completion guarantee had a carrying value of $3 million at September 9, 2011.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments and Letters of Credit
In addition to the guarantees noted in the preceding paragraphs, as of September 9, 2011, we had the following commitments outstanding:

•
A commitment to invest up to $7 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund this commitment within three years.

•	A commitment, with no expiration date, to invest up to $29 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

•
A commitment for $18 million (HKD $141 million) to purchase vacation ownership units upon completion of construction for sale in our Timeshare segment. We have already made deposits of $11 million in conjunction with this commitment. We expect to pay the remaining $7 million upon acquisition of the units in the 2011 fourth quarter.

•
A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property that we expect to fund within three years, as follows: $3 million in 2011 and $8 million in 2012.

•	A commitment, with no expiration date, to invest up to $7 million in a joint venture that we do not expect to fund.

•	$3 million (€2 million) of other purchase commitments that we expect to fund over the next three years, as follows: $1 million in each of 2012, 2013 and 2014.

•
Commitments to subsidize vacation ownership associations for costs that otherwise would be covered by annual maintenance fees associated with vacation ownership interests or units that have not yet been built were $4 million, which we expect will be paid in 2011.

•
$5 million of loan commitments that we have extended to owners of lodging properties. We expect to fund approximately $1 million of these commitments within three years, and do not expect to fund the remaining $4 million of commitments which will expire after five years.

•
A $1 million commitment, with no expiration date, to a hotel real estate investment trust in which we have an ownership interest. We do not expect to fund this commitment. The commitment is pledged as collateral for certain trust investments.

•	A commitment to invest up to $1 million in a joint venture, which we expect to fund in 2011.

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

•	We have a commitment to invest up to $5 million (€4 million) in an existing joint venture during the fourth quarter of 2011 if certain events take place.

•
We have a right and under certain circumstances an obligation to acquire the landlord’s interest in the real estate property and attached assets of a hotel that we lease for approximately $65 million (€45 million) during the next three years.

At September 9, 2011, we had $78 million of letters of credit outstanding ($74 million under our Credit Facility and $4 million outside the Credit Facility), the majority of which related to our self-insurance programs. Surety bonds issued as of September 9, 2011, totaled $202 million, the majority of which federal, state and local governments requested in connection with our lodging operations, Timeshare segment operations, and self-insurance programs.

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

•
Timeshare, which includes the development, marketing, operation, and sale of Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott timeshare, fractional ownership, and residential properties worldwide. See Footnote No. 17, “Planned Spin-off,” later in this report for a discussion of our plans for a spin-off of our timeshare operations and timeshare development business.

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
Revenues

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
North American Full-Service Segment	$1,232	$1,158	$3,788	$3,571
North American Limited-Service Segment	587	533	1,653	1,501
International Segment	293	264	860	796
Luxury Segment	362	323	1,138	1,053
Timeshare Segment	377	352	1,125	1,076
Total segment revenues	2,851	2,630	8,564	7,997
Other unallocated corporate	23	18	60	52
	$2,874	$2,648	$8,624	$8,049
Net (Loss) Income

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
North American Full-Service Segment	$71	$55	$238	$209
North American Limited-Service Segment	97	82	267	223
International Segment	35	25	116	99
Luxury Segment	8	11	46	53
Timeshare Segment	(302)	38	(238)	96
Total segment financial results	(91)	211	429	680
Other unallocated corporate	(81)	(58)	(201)	(160)
Interest expense and interest income(1)	(27)	(25)	(74)	(79)
Income taxes	20	(45)	(97)	(156)
	$(179)	$83	$57	$285

(1)
Of the $39 million and $117 million of interest expense shown on the Income Statement for the twelve and thirty-six weeks ended September 9, 2011, respectively, we allocated $10 million and $34 million, respectively, to our Timeshare Segment. Of the $41 million and $130 million of interest expense shown on the Income Statement for the twelve and thirty-six weeks ended September 10, 2010, respectively, we allocated $12 million and $40 million, respectively, to our Timeshare segment.
Equity in Losses of Equity Method Investees

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
North American Full-Service Segment	$1	$—	$1	$1
North American Limited-Service Segment	—	—	(1)	(6)
International Segment	1	(2)	—	(4)
Luxury Segment	(6)	(2)	(8)	(2)
Timeshare Segment	—	(2)	—	(10)
Total segment equity in losses	(4)	(6)	(8)	(21)
Other unallocated corporate	2	1	2	1
	$(2)	$(5)	$(6)	$(20)
Assets

	At Period End
($ in millions)	September 9, 2011	December 31, 2010
North American Full-Service Segment	$1,230	$1,221
North American Limited-Service Segment	526	465
International Segment	1,023	822
Luxury Segment	904	871
Timeshare Segment	2,763	3,310
Total segment assets	6,446	6,689
Other unallocated corporate	2,019	2,294
	$8,465	$8,983
We estimate that the cash outflow associated with completing all phases of our existing portfolio of owned timeshare properties currently under development will be approximately $187 million. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.

14.	Timeshare Strategy-Impairment Charges
In preparing our Timeshare segment to operate as an independent, public company following our proposed spin-off of the stock of MVW (see Footnote No. 17, "Planned Spin-off" for additional information), management assessed the Timeshare segment's intended use of excess undeveloped land and built inventory and the current market conditions for those assets. On September 8, 2011, management approved a plan for the Timeshare segment to accelerate cash flow through the monetization of certain excess undeveloped land in the U.S., Mexico, and the Bahamas over the next 18 to 24 months and to accelerate sales of excess built luxury fractional and residential inventory over the next three years. As a result, in accordance with the guidance for accounting for the impairment or disposal of long-lived assets, because the nominal cash flows from the planned land sales and the estimated fair values of the land and excess built luxury inventory were less than their respective carrying values, we recorded a pre-tax non-cash impairment charge of $324 million ($234 million after-tax) in our 2011 third quarter Income Statements under the “Timeshare strategy-impairment charges” caption.

We estimated the fair value of the land by using recent comparable sales data for the land parcels, which we determined were Level 3 inputs. We estimated the fair value of the excess built luxury fractional and residential inventory using cash flow projections discounted at risk premiums commensurate with the market conditions of the related projects. We used Level 3 inputs for these discounted cash flow analyses and our assumptions included: growth rate and sales pace projections, additional sales incentives such as pricing discounts, and marketing and sales cost estimates.

Grouped by product type and/or geographic location, these impairment charges consisted of $203 million associated with undeveloped land parcels in North America associated with five timeshare properties, $113 million associated with nine North American luxury fractional and mixed use properties, $2 million related to one project in our European timeshare business, and $6 million of software previously under development that will not be completed and used under our new strategy.

The following table details the composition of these charges.

($ in millions)
Third Quarter 2011 Impairment Charge	Amount
Inventory impairment	$256
Property and equipment impairment	68
Total	$324

Additionally, upon the approval of the plan in the 2011 third quarter to dispose of certain undeveloped land parcels, we reclassified $57 million of these land parcels previously in our development plans from inventory to property and equipment.

We also reviewed the remainder of our Timeshare segment inventory assets and determined that there were no other adjustments needed to their carrying values.

15.	Acquisitions

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
In the first quarter of 2011, we acquired certain assets and a leasehold on a hotel for an initial payment of $34 million (€25 million) in cash plus fixed annual rent. See Footnote No. 18, “Leases,” for additional information. As noted in Footnote No. 12, “Contingencies,” we also have a right and, in some circumstances, an obligation to acquire the landlord’s interest in the real estate property and attached assets of this hotel for $65 million (€45 million) during the next three years.

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
At September 9, 2011, consolidated assets on our Balance Sheet included collateral for the obligations of those variable interest entities with a carrying amount of $919 million, comprised of $113 million of current notes receivable and $751 million of long-term notes receivable (each net of reserves), $5 million of interest receivable and $36 million and $14 million, respectively, of current and long-term restricted cash. Further, at September 9, 2011, consolidated liabilities on our Balance Sheet included liabilities for those variable interest entities with a carrying amount of $834 million, comprised of $4 million of interest payable, $119 million of current portion of long-term debt, and $711 million of long-term debt. The noncontrolling interest balance for those entities was zero. The creditors of those entities do not have general recourse to us. As a result of our involvement with these entities, for the thirty-six weeks ended September 9, 2011 we recognized $91 million of interest income, offset by $34 million of interest expense to investors.
We show our cash flows to and from the timeshare notes securitization variable interest entities in the following table:

($ in millions)	Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010
Cash inflows:
Principal receipts	$155	$164
Interest receipts	92	99
Total	247	263
Cash outflows:
Principal to investors	(150)	(160)
Repurchases	(36)	(49)
Interest to investors	(32)	(37)
Total	(218)	(246)
Net Cash Flows	$29	$17
Under the terms of our timeshare note securitizations, we have the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limit such repurchases to 10 to 20 percent of the transaction’s initial mortgage balance. We made voluntary repurchases of defaulted notes of $36 million during the first three quarters of 2011 and $49 million during the first three quarters of 2010. Our maximum exposure to loss relating to the entities that own these notes is the overcollateralization amount (the difference between the loan collateral balance and the balance on the outstanding notes), plus cash reserves and any residual interest in future cash flows from collateral.
Other variable interest entities
We have an equity investment in and a loan receivable due from a variable interest entity that develops and markets fractional ownership and residential interests. We concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. We have determined that we are not the primary beneficiary as power to direct the activities that most significantly impact economic performance of the entity is shared among the variable interest holders, and therefore we do not consolidate the entity. In 2009, we fully impaired our equity investment and certain loans receivable due from the entity. In 2010, the continued application of equity losses to our outstanding loan receivable balance reduced its carrying value to zero. We may fund up to an additional $13 million and do not expect to recover this amount, which we have accrued and included in current liabilities. We do not have any remaining exposure to loss related to this entity.
In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” of our Annual Report on Form 10-K for 2007, under the caption “2005 Acquisitions,” we manage hotels on behalf of tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At September 9, 2011, we managed ten hotels on behalf of three tenant entities. The entities have minimal equity and minimal assets comprised of hotel working capital and furniture, fixtures, and equipment. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from its guarantees fully in connection with seven of these properties and partially in connection with the other three properties. At the end of the 2011 first quarter, the trust account had been fully depleted. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not bear the majority of the expected losses. We are liable for rent payments for seven of the ten hotels if there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these hotels totaled approximately $26 million at the end of the 2011 third quarter. In addition, as of the end of the 2011 third quarter we are liable for rent payments of up to an aggregate cap of $16 million for the three other hotels if there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

17.	Planned Spin-off
On February 14, 2011, we announced a plan to separate the company’s businesses into two separate, publicly traded companies. Under the plan, we expect to spin-off our timeshare operations and timeshare development business as a new independent company through a special tax-free dividend to our shareholders in late 2011. The new company will focus on the timeshare business as the exclusive developer and operator of timeshare, fractional, and related products under the Marriott brand and the exclusive developer of fractional and related products under The Ritz-Carlton brand. In the separation, we will retain the lodging management and franchise businesses. We expect to receive franchise fees totaling approximately two percent of developer contract sales plus $50 million annually for the new timeshare company’s use of the Marriott timeshare and Ritz-Carlton fractional brands. The franchise fee is also expected to include a periodic inflation adjustment. We also expect that the anticipated spin-off will result in the realization through 2015 of approximately $325 million to $350 million of cash tax benefits to Marriott, including approximately $70 million to $80 million for the 2011 full fiscal year and approximately $120 million to $130 million for the 2012 fiscal year, relating to the value of the timeshare business. For the thirty-six weeks ended September 9, 2011, we have already realized approximately $55 million of these cash tax benefits.
For the twelve and thirty-six weeks ended September 9, 2011, we recognized $8 million and $13 million, respectively, of transaction-related expenses associated with the planned spin-off. We anticipate spending $40 million to $50 million in cash for the 2011 full fiscal year for transaction-related costs, some of which we expect will be capitalized. While we are not completing our typical notes securitization this year, subsequent to the end of the 2011 third quarter we have already received most of the approximately $110 million we expect to receive under the MVW warehouse facility. Combined with approximately $40 million in expected proceeds from the sale of the preferred stock of MVW's U.S. holding company, Marriott expects to receive approximately $150 million in a cash distribution prior to the completion of the spin-off. This will have no impact to Marriott's earnings.
The new timeshare company, MVW, filed an initial Form 10 registration statement with the SEC on June 28, 2011, and filed amendments to that Form 10 registration statement on September 9, and September 30, 2011. We expect that the common stock of MVW will be listed on the New York Stock Exchange. We do not expect that MVW will pay a quarterly cash dividend or be investment grade in the near term. The transaction is subject to final approval by our board of directors, the receipt of normal and customary regulatory approvals and third-party consents, the execution of inter-company agreements, receipt of a favorable ruling from the Internal Revenue Service, arrangement of adequate financing facilities, and other related matters. We anticipate the receipt of the IRS private-letter tax ruling in early October, confirming that the distribution of shares of MVW common stock will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss by us or our shareholders, except, in the case of our shareholders, for cash received in lieu of fractional shares. The transaction will not require shareholder approval and will have no impact on Marriott’s contractual obligations to the existing securitizations. While we expect that the planned spin-off will be completed before year-end 2011, we cannot assure you that it will be completed on the anticipated schedule or that its terms will not change. See “Part II, Item 1A – Risk Factors” for certain risk factors relating to the Planned Spin-off Risks.
Because of the anticipated continuing involvement between the companies, we do not expect the planned spin-off of the timeshare operations and timeshare development business to qualify under GAAP for discontinued operations presentation in our financial statements.

18.	Leases
As noted in Footnote No. 15, “Acquisitions,” in the 2011 first quarter we acquired a leasehold on a hotel for an initial payment of $34 million (€25 million) in cash plus fixed annual rent. We account for this leasehold as a capital lease, and the following table details the aggregate minimum lease payments through the initial lease term, which ends in 2014:

($ in millions)	Minimum Lease Payments
2011	$1
2012	2
2013	2
2014	65
Total minimum lease payments	70
Less: amount representing interest	(5)
Present value of net minimum lease payments	$65
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

BUSINESS AND OVERVIEW
Lodging
Conditions for our lodging business improved in the first three quarters of 2011 reflecting low supply growth, an improving economic climate in most developed markets around the world and strong economic growth in emerging markets, strong unit growth, and the impact of operating efficiencies across our company.
While there was some increased economic uncertainty globally in the 2011 third quarter, we remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control our costs. Our brands remain strong as a result of superior customer service with an emphasis on guest and associate satisfaction, the worldwide presence and quality of our brands, our Marriott Rewards and Ritz-Carlton Rewards loyalty programs, a multichannel central reservations system, and desirable property amenities. We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use website, www.Marriott.com, through functionality and service improvements, and we expect to continue capturing an increasing proportion of property-level reservations via this cost-efficient channel.
In the third quarter of 2011 as compared to the year ago quarter, worldwide average daily rates increased 3.6 percent on a constant dollar basis to $130.11 for comparable systemwide properties, with RevPAR increasing 6.9 percent to $96.15 and occupancy increasing 2.3 percentage points to 73.9 percent. For the first three quarters of 2011, as compared to the first three quarters of 2010, worldwide average daily rates increased 3.4 percent on a constant dollar basis to $131.83 for comparable systemwide properties, with RevPAR increasing 6.7 percent to $92.87 and occupancy increasing 2.1 percentage points to 70.4 percent.
In the first three quarters of 2011 we saw demand strengthening in comparable properties in most markets outside North America. Demand at properties in the Middle East remained weak reflecting continued unrest in that region. While demand in Japan was weak in the first quarter of 2011 reflecting the impact of the aftermath of the earthquake and tsunami, demand began to improve in the 2011 second quarter and continued throughout the 2011 third quarter, but remains below 2010 levels. For comparable properties in North America, most markets reflect strong demand and modest supply growth. In Washington, D.C., a shorter Congressional calendar and continued budget concerns reduced lodging demand in the first three quarters of 2011.
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
The hotels in our system serve both transient and group customers. Overall, business transient and leisure transient demand is strong, while group demand has improved modestly. Group customers typically book rooms and meeting space with significant lead times. Typically, two-thirds of group business is booked prior to the year of arrival and one-third is booked in the year of arrival. Group pricing tends to lag transient pricing due to the significant lead times for group bookings. Group business booked in earlier periods at lower rates continues to roll off, and with improving group demand, is being replaced with bookings reflecting higher rates.
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
Our lodging business model involves managing and franchising hotels, rather than owning them. At September 9, 2011, we operated 44 percent of the hotel rooms in our worldwide system under management agreements, our franchisees operated 53 percent under franchise agreements, we owned or leased 2 percent, and 1 percent were operated or franchised through unconsolidated joint ventures. Our emphasis on long-term management contracts and franchising tends to provide more stable earnings in periods of economic softness, while the addition of new hotels to our system generates growth. This strategy has allowed substantial growth while reducing financial leverage and risk in a cyclical industry. In addition, we believe we increase our financial flexibility by reducing our capital investments and adopting a strategy of recycling the investments that we make.
During the first three quarters of 2011, we added 23,989 rooms (gross) to our system. Approximately 66 percent of new rooms were located outside the United States, 32 percent of the new rooms were associated with the new AC Hotels joint venture, and 16 percent of the room additions were conversions from competitor brands. We currently have more than 105,000 rooms in our lodging development pipeline. For the full 2011 fiscal year, we expect to add more than 30,000 rooms (gross) to our system. The figures in this paragraph do not include residential, timeshare, or ExecuStay units.
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
We earn base management fees and incentive management fees on the hotels that we manage, and we earn franchise fees on the hotels operated by others under franchise agreements with us. Base fees are typically a percentage of property-level revenue while incentive fees are typically a percentage of net house profit adjusted for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less non-controllable expenses such as insurance, real estate taxes, capital spending reserves, and the like. As compared to the first three quarters of 2010, base management, incentive and franchise fees increased in the first three quarters of 2011 reflecting strengthening RevPAR, higher property-level margins, and unit growth.
Timeshare
On February 14, 2011, we announced a plan to split the company’s businesses into two separate, publicly traded companies. Under the plan, we expect to spin-off our timeshare operations and timeshare development business as a new independent company (Marriott Vacations Worldwide Corporation ("MVW")) through a special tax-free dividend to our shareholders in late 2011. Please see Footnote No. 17, “Planned Spin-off,” of the Notes to our Financial Statements and “Part II, Item 1A – Risk Factors; Planned Spin-off Risks” for additional information.
Timeshare segment contract sales, including sales made by our timeshare joint venture projects, represent sales of timeshare interval, fractional ownership, and residential ownership products before the adjustment for percentage-of-completion accounting. Timeshare segment contract sales for our timeshare, fractional, and residential products decreased in the first three quarters of 2011, compared to the first three quarters of 2010, largely due to difficult comparisons driven by sales promotions in the first three quarters of 2010 as well as the start-up impact of our shift from the sale of weeks-based to points-based products. This decline was partially offset by a net decrease in cancellation allowances that we recorded in the first three quarters of 2010 in anticipation that a portion of contract revenue previously recorded for certain residential and fractional projects would not be realized due to contract cancellations prior to closing.
In May of 2010, we began targeting more of our sales efforts towards our existing owner base as we launched our points-based Marriott Vacation Club Destinations program. Contract sales to existing owners totaled 60 percent for the first three quarters of 2011, compared to 52 percent of contract sales to existing owners for the first three quarters of 2010. While sales to existing customers were strong during the first three quarters of 2011, contract sales declined as compared to the first three quarters of 2010 due to fewer sales to new customers and a lower average contract price. Commencing in the 2011 third quarter, we are turning our focus for the Marriott Vacation Club Destinations program towards generating a greater number of new owners. In the 2011 third quarter, 43 percent of timeshare contract sales came from new customers, compared to 37 percent in the year ago quarter. Demand for luxury fractional and residential units remains weak.
As with Lodging, our Timeshare properties continue to maintain very tight cost controls, and during 2011 we continue to require (where legally permitted) or encourage employees to use their vacation time accrued during 2011.
In preparing our Timeshare segment to operate as an independent, publicly traded company following the proposed spin-off of the stock of MVW (see Footnote No. 17, "Planned Spin-off" for additional information), management assessed the Timeshare segment's intended use of excess undeveloped land and built inventory and the current market conditions for those assets. On September 8, 2011, management approved a plan for the Timeshare segment to accelerate cash flow through the monetization of certain excess undeveloped land and excess built luxury inventory. As a result, we recorded a pre-tax non-cash impairment charge of $324 million ($234 million after-tax) in our 2011 third quarter Income Statements under the "Timeshare strategy-impairment charges" caption. We discuss these charges in more detail under the caption "Timeshare Strategy-Impairment Charges" later in this Management's Discussion and Analysis section.

CONSOLIDATED RESULTS
The following discussion presents an analysis of results of our operations for the twelve weeks and thirty-six weeks ended September 9, 2011, compared to the twelve weeks and thirty-six weeks ended September 10, 2010.
Revenues
Twelve Weeks. Revenues increased by $226 million (9 percent) to $2,874 million in the third quarter of 2011 from $2,648 million in the third quarter of 2010, as a result of higher: cost reimbursements revenue ($145 million); owned, leased, corporate housing, and other revenue ($34 million); base management and franchise fees ($28 million); Timeshare sales and services revenue ($11 million); and incentive management fees ($8 million (comprised of a $1 million increase for North America and a $7 million increase outside of North America)).
The increase in owned, leased, corporate housing, and other revenue, to $254 million in the 2011 third quarter, from $220 million in the 2010 third quarter, primarily reflected $13 million of higher revenue from owned and leased properties, $13 million of increased total branding fees, and $8 million of higher hotel agreement termination fees. The increase in owned and leased revenue primarily reflected higher revenues due to increased demand at several leased properties. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate by others totaled $29 million and $16 million for the 2011 and 2010 third quarter, respectively.
The increases in base management fees, to $136 million in the 2011 third quarter from $123 million in the 2010 third quarter, and in franchise fees, to $124 million in the 2011 third quarter from $109 million in the 2010 third quarter, primarily reflected stronger RevPAR and, to a lesser extent, the impact of unit growth across the system and favorable foreign exchange rates. The increase in incentive management fees primarily reflected higher net property-level income resulting from higher property-level revenue and continued property-level cost controls and, to a lesser extent, new unit growth and favorable foreign exchange rates.
The increase in Timeshare sales and services revenue to $286 million in the 2011 third quarter, from $275 million in the 2010 third quarter, primarily reflected: (1) $12 million of higher development revenue from favorable reportability and higher sales volumes; and (2) $11 million of higher services revenue primarily from increased rental revenue driven by increased rates and occupancy; partially offset by (3) $7 million of lower other revenue which primarily reflected both lower Marriott Rewards revenue recognized due to the timing of redemptions and lower resales revenue; and (4) $5 million of lower financing revenue from lower interest income as a result of a lower mortgage portfolio balance. See “BUSINESS SEGMENTS: Timeshare” later in this report for additional information on our Timeshare segment.
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. The increase in cost reimbursements revenue, to $2,045 million in the 2011 third quarter from $1,900 million in the 2010 third quarter, reflected the impact of higher property-level demand and growth across the system, partially offset by lower property-level costs in response to cost controls. Net of hotels exiting the system, we added 4,400 managed rooms and 11,980 franchised rooms to our system since the end of the 2010 third quarter.
Thirty-six Weeks. Revenues increased by $575 million (7 percent) to $8,624 million in the first three quarters of 2011 from $8,049 million in the first three quarters of 2010, as a result of higher: cost reimbursements revenue ($460 million); base management and franchise fees ($77 million); owned, leased, corporate housing, and other revenue ($23 million); incentive management fees ($14 million (comprised of a $4 million increase for North America and a $10 million increase outside of North America)); and Timeshare sales and services revenue ($1 million).
The increases in base management fees, to $419 million in the first three quarters of 2011 from $384 million in the first three quarters of 2010, and in franchise fees, to $347 million in the first three quarters of 2011 from $305 million in the first three quarters of 2010, primarily reflected stronger RevPAR and, to a lesser extent, the impact of unit growth across the system and favorable foreign exchange rates. The increase in incentive management fees primarily reflected higher net property-level income resulting from higher property-level revenue and continued property-level cost controls and, to a lesser extent, new unit growth and favorable foreign exchange rates.
The increase in owned, leased, corporate housing, and other revenue, to $727 million in the first three quarters of 2011, from $704 million in the first three quarters of 2010, reflected $16 million of higher total branding fees, $6 million of higher corporate housing and other revenue, and $4 million of higher hotel agreement termination fees, partially offset by $3 million of lower revenue from owned and leased properties. The decrease in owned and leased revenue primarily reflected lower revenues at a leased property in Japan as a result of the earthquake and tsunami earlier in the year and the conversion of one property from owned to managed, partially offset by higher revenues at several leased properties due to increased demand. Combined branding fees associated with affinity card endorsements and the sale of branded residential real estate by others totaled $63 million and $47 million in the first three quarters of 2011 and 2010, respectively.
The increase in Timeshare sales and services revenue to $850 million in the first three quarters of 2011, from $849 million in the first three quarters of 2010, primarily reflected: (1) $22 million of higher services revenue from increased rental occupancies and rates; and (2) $13 million of higher development revenue which reflected favorable reportability primarily related to reserves on notes recorded in the first three quarters of 2010, partially offset by lower sales volumes; mostly offset by (3) $17 million of lower other revenue which primarily reflected both lower Marriott Rewards revenue recognized due to the timing of redemptions and lower resales revenue; and (4) $17 million of lower financing revenue from lower interest income as a result of a lower mortgage portfolio balance. See “BUSINESS SEGMENTS: Timeshare” later in this report for additional information on our Timeshare segment.
The increase in cost reimbursements revenue, to $6,160 million in the first three quarters of 2011 from $5,700 million in the first three quarters of 2010, reflected the impact of higher property-level demand and growth across the system, partially offset by lower property-level costs in response to cost controls.
Timeshare Strategy-Impairment Charges
In preparing our Timeshare segment to operate as an independent, publicly traded company following our proposed spin-off of the stock of MVW (see Footnote No. 17, "Planned Spin-off" for additional information), management assessed the Timeshare segment's intended use of excess undeveloped land and built inventory and the current market conditions for those assets. On September 8, 2011, management approved a plan for the Timeshare segment to accelerate cash flow through the monetization of certain excess undeveloped land in the U.S., Mexico, and the Bahamas over the next 18 to 24 months and to accelerate sales of excess built luxury fractional and residential inventory over the next three years. As a result, in accordance with the guidance for accounting for the impairment or disposal of long-lived assets, because the nominal cash flows from the planned land sales and the estimated fair values of the land and excess built luxury inventory were less than their respective carrying values, we recorded a pre-tax non-cash impairment charge of $324 million ($234 million after-tax) in our 2011 third quarter Income Statements under the “Timeshare strategy-impairment charges” caption.

The following table details the composition of these charges.

($ in millions)
Third Quarter 2011 Impairment Charge	Amount
Inventory impairment	$256
Property and equipment impairment	68
Total	$324

For additional information related to these impairment charges, including how these impairments were determined and the impairment charges grouped by product type and/or geographic location, see Footnote No. 14, “Timeshare Strategy - Impairment Charges.”
Operating (Loss) Income
Twelve Weeks. Operating income decreased by $311 million to an operating loss of $144 million in the 2011 third quarter from operating income of $167 million in the 2010 third quarter. The decrease in operating income reflected Timeshare strategy-impairment charges of $324 million, a $31 million increase in general, administrative, and other expenses, and $20 million of lower Timeshare sales and services revenue net of direct expenses, partially offset by a $28 million increase in base management and franchise fees, $28 million of higher owned, leased, corporate housing, and other revenue net of direct expenses and $8 million of higher incentive management fees. We discuss the reasons for the increases in base management and franchise fees and in incentive management fees as compared to the 2010 third quarter in the preceding “Revenues” section.
General, administrative, and other expenses increased by $31 million (21 percent) to $180 million in the third quarter of 2011 from $149 million in the third quarter of 2010. The increase primarily reflected the following 2011 third quarter items: $8 million of transaction-related expenses associated with the planned spin-off of the timeshare business; a $5 million impairment of deferred contract acquisition costs and a $5 million accounts receivable reserve, both related to one Luxury segment property whose owner filed for bankruptcy; $5 million related to an increase in the guarantee reserve for one North American Full-Service property and the write-off of contract acquisition costs; $4 million of increased other expenses primarily associated with higher costs in international markets and initiatives to enhance and grow our brands globally; $2 million of increased foreign exchange losses; and $3 million of higher compensation costs. An unfavorable variance from a $4 million reversal of excess accruals for net asset tax based on the receipt of final assessments from a taxing authority located outside the United States recorded in the 2010 third quarter further contributed to the increased expenses. These increased expenses were partially offset by $6 million of lower legal expenses.
The $31 million increase in total general, administrative, and other expenses consisted of a $15 million increase that we did not allocate to any of our segments; a $10 million increase allocated to our Luxury segment; a $4 million increase allocated to our North American Full-Service segment; a $1 million increase allocated to our International segment; and a $2 million increase allocated to our North American Limited-Service segment; partially offset by a $1 million decrease allocated to our Timeshare segment.
Timeshare sales and services revenue net of direct expenses totaled $36 million in the third quarter of 2011 and $56 million in the 2010 third quarter. The decrease of $20 million as compared to the third quarter of 2010, primarily reflected $19 million of lower other revenue, net of expenses and $4 million of lower financing revenue, net of expenses, partially offset by $3 million of higher development revenue net of product costs and marketing and selling costs. The decrease of $19 million in other revenue, net of expenses, primarily reflected both a $15 million unfavorable variance from a 2010 third quarter adjustment to the Marriott Rewards liability resulting from lower than anticipated cost of redemptions and $3 million of lower resales revenue, net of expenses. The decrease in financing revenue, net of expenses primarily reflected decreased interest income due to lower notes receivable balances. Higher development revenue net of product costs and marketing and selling costs primarily reflected higher development revenue for the reasons stated previously, mostly offset by higher product costs. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our Timeshare segment.
The $28 million (400 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $13 million of higher branding fees, $9 million of net stronger results at some owned and leased hotels primarily driven by higher RevPAR and property-level margins, and $8 million of higher hotel agreement termination fees.
Thirty-six Weeks. Operating income decreased by $294 million to $279 million in the first three quarters of 2011 from $573 million in the first quarters of 2010. The decrease reflected Timeshare strategy-impairment charges of $324 million, a $69 million increase in general, administrative, and other expenses and $26 million of lower Timeshare sales and services revenue net of direct expenses, partially offset by a $77 million increase in base management and franchise fees, $34 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, and $14 million of higher incentive management fees. We address the reasons for the increases in base management and franchise fees and in incentive management fees as compared to the first three quarters of 2010 in the preceding “Revenues” section.
General, administrative, and other expenses increased by $69 million (16 percent) to $498 million in the first three quarters of 2011 from $429 million in the first three quarters of 2010. The increase primarily reflected the following items from the 2011 period: $16 million of higher compensation costs; $13 million of transaction-related expenses associated with the planned spin-off of the timeshare business; $13 million of increased other expenses primarily associated with higher costs in international markets and initiatives to enhance and grow our brands globally, a $5 million impairment of deferred contract acquisition costs and a $5 million accounts receivable reserve, both related to one Luxury segment property whose owner filed for bankruptcy; a $5 million performance cure payment for a North American Full-Service property; and $4 million related to an increase in the guarantee reserve for one North American Full-Service property and the write-off of contract acquisition costs. An unfavorable variance from a $4 million reversal of excess accruals for net asset tax based on the receipt of final assessments from a taxing authority located outside the United States and a $6 million reversal of guarantee accruals, primarily related to a completion guarantee for which we satisfied the related requirements, both recorded in the year ago period, further contributed to the increased expenses. These increased expenses were partially offset by a $5 million reversal in 2011 of a loan loss provision related to one property with increased expected future cash flows.
The $69 million increase in total general, administrative, and other expenses consisted of a $33 million increase that we did not allocate to any of our segments; a $17 million increase allocated to our Luxury segment; a $12 million increase allocated to our North American Full-Service segment; a $3 million increase allocated to our International segment; a $3 million increase allocated to our North American Limited-Service segment; and a $1 million increase allocated to our Timeshare segment.
The $34 million (68 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $16 million of higher branding fees, $10 million of net stronger results at some owned and leased properties due to higher RevPAR and property-level margins, $6 million of higher hotel agreement termination fees, net of 2010 termination costs, $4 million favorable impact of unit additions, net of unit deletions, and $4 million of decreased rent expense, partially offset by $6 million of lower results at a leased hotel in Japan that experienced lower demand as a result of the earthquake and tsunami earlier in the year.
Timeshare sales and services revenue net of direct expenses totaled $130 million in the first three quarters of 2011 and $156 million in the first three quarters of 2010. The decrease of $26 million as compared to the first three quarters of 2010, primarily reflected $19 million of lower other revenue, net of expenses and $17 million of lower financing revenue, net of expenses, partially offset by $11 million of higher development revenue net of product costs and marketing and selling costs. The $19 million decrease in other revenue, net of expenses primarily reflected both a $15 million unfavorable variance from an adjustment to the Marriott Rewards liability in the year ago period resulting from lower than anticipated cost of redemptions and $4 million of lower resales revenue, net of expenses due to lower closings. The $17 million decrease in financing revenue, net of expenses primarily reflected decreased interest income due to lower notes receivable balances. Higher development revenue net of product costs and marketing and selling costs primarily reflected a favorable variance from a net $11 million reserve in the year ago period and lower 2011 product costs, partially offset by lower 2011 sales volumes. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our Timeshare segment.
(Losses) Gains and Other Income
We show our (losses) gains and other income for the twelve and thirty-six weeks ended September 9, 2011, and September 10, 2010 in the following table:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
Gains on sales of real estate and other	$2	$3	$7	$7
Income from cost method joint ventures	—	—	—	—
Impairment of equity securities	(18)	—	(18)	—
	$(16)	$3	$(11)	$7
Twelve Weeks. The $18 million impairment of equity securities for the twelve weeks ended September 9, 2011 reflects an other-than-temporary impairment of marketable securities. For additional information on the impairment, see Footnote No. 5, “Fair Value of Financial Instruments.”
Thirty-six Weeks. The $18 million impairment of equity securities for the thirty-six weeks ended September 9, 2011 reflects an other-than-temporary impairment of marketable securities as noted in the preceding "Twelve

Weeks" discussion.
Interest Expense
Twelve Weeks. Interest expense decreased by $2 million (5 percent) to $39 million in the third quarter of 2011 compared to $41 million in the third quarter of 2010. This decrease was primarily driven by a $2 million decrease in interest expense on securitized notes, which reflected a lower average outstanding balance and a lower average interest rate on those notes.
Thirty-six Weeks. Interest expense decreased by $13 million (10 percent) to $117 million in the first three quarters of 2011 compared to $130 million in the first three quarters of 2010. This decrease was primarily driven by: (1) a $6 million decrease in interest expense on securitized notes, which reflected a lower average outstanding balance and a lower average interest rate on those notes; (2) a $4 million increase in capitalized interest associated with construction projects; and (3) a $2 million decrease in interest expense associated with our revolving credit facility and commercial paper program, which reflected lower average borrowings and interest rates. See the “LIQUIDITY AND CAPITAL RESOURCES” caption later in this report for additional information regarding our credit facility.
Interest Income and Income Tax
Twelve Weeks. Interest income decreased by $2 million (50 percent) to $2 million in the third quarter of 2011 compared to $4 million in the third quarter of 2010.
Our tax provision decreased by $65 million (144 percent) to a tax benefit of $20 million in the third quarter of 2011 from a tax provision of $45 million in the third quarter of 2010. The decrease was primarily due to pretax losses in the third quarter of 2011 and was partially offset by $32 million of income tax expense that we recorded in the 2011 third quarter to write-off certain deferred tax assets that we expect to transfer to MVW in conjunction with the planned spin-off of our timeshare operations and timeshare development business. We impaired these assets because we consider it "more likely than not" that MVW will be unable to realize the value of those deferred tax assets. Please see Footnote No. 17, “Planned Spin-off,” of the Notes to our Financial Statements for additional information regarding the planned transaction.
Thirty-six Weeks. Interest income decreased by $2 million (18 percent) to $9 million in the first three quarters of 2011 compared to $11 million in the first three quarters of 2010.
Our tax provision decreased by $59 million (38 percent) to a tax provision of $97 million in the first three quarters of 2011 from a tax provision of $156 million in the first three quarters of 2010. The decrease was primarily due to lower pretax income in 2011 and was partially offset by $32 million of tax expense we recorded in the 2011 period associated with the write-off of certain deferred tax assets as noted in the preceding "Twelve Weeks" discussion.
Equity in Losses
Twelve Weeks. Equity in losses of $2 million in the third quarter of 2011 decreased by $3 million from equity in losses of $5 million in the third quarter of 2010 and primarily reflected a $3 million reversal (based on facts and circumstances surrounding a Timeshare segment project, including progress on certain construction-related legal claims and potential funding of certain costs by one of our partners) of the $27 million funding liability we recorded in the Timeshare strategy-impairment charges (non-operating) caption of our 2009 third quarter Income Statements (see Footnote No. 18, "Timeshare strategy-impairment charges" of the 2010 Form 10-K for additional information), $2 million of increased earnings from stronger property-level performance at one International segment joint venture, and $1 million of lower losses for a Timeshare segment residential and fractional project joint venture, partially offset by $4 million of decreased earnings at two Luxury segment joint ventures.
Thirty-six Weeks. Equity in losses of $6 million in the first three quarters of 2011 decreased by $14 million from equity in losses of $20 million in the first three quarters of 2010 and primarily reflected $8 million of lower losses for a Timeshare segment residential and fractional project joint venture (we stopped recognizing our share of the joint venture’s losses as our investment, including loans due from the joint venture, was reduced to zero in

2010); a $3 million reversal of a 2009 funding liability as noted in the preceding "Twelve Weeks" discussion; $4 million of decreased losses at one North American Limited-Service and one International segment joint venture, primarily due to stronger property-level performance; and a favorable variance from joint venture impairment charges in the 2010 period of $3 million ($2 million associated with our North American Limited-Service segment and $1 million associated with our Timeshare segment). These favorable impacts were partially offset by $6 million of decreased earnings at two Luxury segment joint ventures.
Net (Loss) Income
Twelve Weeks. Net income decreased by $262 million to a net loss of $179 million in the third quarter of 2011 from net income of $83 million in the third quarter of 2010, and diluted earnings per share decreased by $0.74 per share to diluted losses of $0.52 per share from diluted earnings of $0.22 per share in the third quarter of 2010. As discussed in more detail in the preceding sections beginning with “Operating (Loss) Income,” the $262 million decrease in net income compared to the year-ago quarter was due to Timeshare strategy-impairment charges ($324 million), higher general, administrative, and other expenses ($31 million), lower Timeshare sales and services revenue net of direct expenses ($20 million), lower gains and other income ($19 million), and lower interest income ($2 million). Lower income taxes ($65 million), higher base management and franchise fees ($28 million), higher owned, leased, corporate housing, and other revenue net of direct expenses ($28 million), higher incentive management fees ($8 million), lower equity in losses ($3 million), and lower interest expense ($2 million) partially offset these items.
Thirty-six Weeks. Net income decreased by $228 million (80 percent) to $57 million in the first three quarters of 2011 from $285 million in the first three quarters of 2010, and diluted earnings per share decreased by $0.61 per share (80 percent) to $0.15 per share from $0.76 per share in the first three quarters of 2010. As discussed in more detail in the preceding sections beginning with “Operating (Loss) Income,” the $228 million decrease in net income compared to the prior year was due to Timeshare strategy-impairment charges ($324 million), higher general, administrative, and other expenses ($69 million), lower Timeshare sales and services revenue net of direct expenses ($26 million), lower gains and other income ($18 million), and lower interest income ($2 million). Higher base management and franchise fees ($77 million), lower income taxes ($59 million), higher owned, leased, corporate housing, and other revenue net of direct expenses ($34 million), higher incentive management fees ($14 million), lower equity in losses ($14 million), and lower interest expense ($13 million) partially offset these items.
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

We also evaluate Adjusted EBITDA, another non-GAAP financial measure, as an indicator of operating performance. For both the twelve and thirty-six weeks ended September 9, 2011, our Adjusted EBITDA excludes Timeshare strategy-impairment charges totaling $324 million and $28 million of other charges as follows: an $18 million charge for an other-than-temporary impairment of marketable securities; and a $5 million impairment of deferred contract acquisition costs and a $5 million accounts receivable reserve, both related to one Luxury segment property whose owner filed for bankruptcy. These items are discussed in the preceding "Timeshare Strategy-Impairment Charges," "(Losses) Gains and Other Income," and "Operating (Loss) Income" captions, respectively. We evaluate Adjusted EBITDA that excludes these items to allow for period-over-period comparisons of our ongoing core operations before material charges. EBITDA and Adjusted EBITDA also facilitate our comparison of results from our ongoing operations before material charges with results from other lodging companies.
EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. Both of these non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do or may not calculate them at all, limiting EBITDA's and Adjusted EBITDA's usefulness as comparative measures.
We show our EBITDA and Adjusted EBITDA calculations and reconcile those measures with Net (Loss) Income in the following table.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
Net (Loss) Income	$(179)	$83	$57	$285
Interest expense	39	41	117	130
Tax provision	(20)	45	97	156
Depreciation and amortization	40	40	116	121
Less: Depreciation reimbursed by third-party owners	(4)	(2)	(11)	(8)
Interest expense from unconsolidated joint ventures	5	6	13	16
Depreciation and amortization from unconsolidated joint ventures	7	7	20	19
EBITDA	(112)	220	409	719
Other Charges
Timeshare strategy-impairment charges	324	—	324	—
Impairment of investment and other	28	—	28	—
Total Other Charges	352	—	352	—

Adjusted EBITDA	$240	$220	$761	$719

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
We added 200 properties (32,189 rooms) and 29 properties (6,289 rooms) exited our system since the end of the 2010 third quarter. These figures do not include residential or ExecuStay units. During that time we also added 5 residential properties (1,065 units) and no residential properties exited the system. These property additions include 79 hotels (8,221 rooms) which are operated or franchised as part of our unconsolidated joint venture with AC Hoteles, S.A. See Footnote No. 15, “Acquisitions,” for additional information about AC Hotels by Marriott.
Twelve Weeks. Total segment financial results decreased by $302 million to segment losses of $91 million in the third quarter of 2011 from segment income of $211 million in the third quarter of 2010, and total segment revenues increased by $221 million to $2,851 million in the third quarter of 2011, an 8 percent increase from revenues of $2,630 million in the third quarter of 2010.
The quarter-over-quarter increase in revenues included a $145 million increase in cost reimbursements revenue, which does not impact operating income or net income. The results, compared to the year-ago quarter, reflected $324 million of Timeshare strategy-impairment charges, a decrease of $20 million in Timeshare sales and services revenue net of direct expenses, a $16 million increase in general, administrative, and other expenses, and a decrease of $3 million in gains and other income. Partially offsetting these unfavorable factors were: a $28 million increase in base management and franchise fees to $260 million in the third quarter of 2011 from $232 million in the third quarter of 2010, an increase of $22 million in owned, leased, corporate housing, and other revenue net of direct expenses, $8 million of higher incentive management fees to $29 million in the third quarter of 2011 from $21 million in the third quarter of 2010, a $2 million decrease in interest expense, and $1 million of lower joint venture equity losses. For more detailed information regarding the variances see the preceding sections beginning with “Operating (Loss) Income.”
The $28 million increase in base management and franchise fees primarily reflected stronger RevPAR and, to a lesser extent, the impact of unit growth across the system and favorable foreign exchange rates. In the third quarter of 2011, 24 percent of our managed properties paid incentive management fees to us versus 23 percent in the third quarter of 2010. In addition, in the third quarters of 2011 and 2010, 88 percent of our incentive fees came from properties outside the United States.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Compared to the third quarter of 2010, worldwide comparable company-operated house profit margins in the third quarter of 2011 increased by 90 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 9.4 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, and the impact of tight cost controls in 2011 at properties in our system, partially offset by higher property-level compensation. North American company-operated house profit margins increased by 130 basis points compared to the 2010 third quarter reflecting higher occupancy, rate increases, and the impact of tight cost controls, partially offset by higher property-level compensation. HP-PAR at those same properties increased by 11.2 percent reflecting higher demand and RevPAR. International company-operated house profit margins increased by 40 basis points and HP-PAR at those properties increased by 7.0 percent reflecting increased demand and higher RevPAR in most locations and continued tight property-level cost controls, partially offset by higher property-level compensation and the effects of RevPAR declines in the Middle East.
Thirty-six Weeks. Total segment financial results decreased by $251 million (37 percent) to $429 million in the first three quarters of 2011 from $680 million in the first three quarters of 2010, and total segment revenues increased by $567 million to $8,564 million in the first three quarters of 2011, a 7 percent increase from revenues of $7,997 million in the first three quarters of 2010.
The year-over-year increase in revenues included a $460 million increase in cost reimbursements revenue, which does not impact operating income or net income. The results, compared to the first three quarters of 2010, primarily reflected $324 million of Timeshare strategy-impairment charges, a $36 million increase in general, administrative, and other expenses, and a decrease of $26 million in Timeshare sales and services revenue net of direct expenses. Partially offsetting these unfavorable factors were: a $77 million increase in base management and franchise fees to $766 million in the first three quarters of 2011 from $689 million in the first three quarters of 2010, an increase of $26 million in owned, leased, corporate housing, and other revenue net of direct expenses, $14 million of higher incentive management fees to $121 million in the first three quarters of 2011 from $107 million in the first three quarters of 2010, $12 million of lower joint venture equity losses, and a $6 million decrease in interest expense. For more detailed information regarding the variances see the preceding sections beginning with “Operating (Loss) Income.”
The $77 million increase in base management and franchise fees primarily reflected stronger RevPAR and, to a lesser extent, the impact of unit growth across the system and favorable foreign exchange rates. In the first three quarters of both 2011 and 2010, 27 percent of our managed properties paid incentive management fees to us. In addition, in the first three quarters of 2011 and 2010, 67 percent of our incentive fees came from properties outside the United States.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Compared to the first three quarters of 2010, worldwide comparable company-operated house profit margins in the first three quarters of 2011 increased by 60 basis points and worldwide comparable company-operated HP-PAR increased by 7.9 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, and the impact of tight cost controls in 2011 at properties in our system, partially offset by higher property-level compensation. North American company-operated house profit margins increased by 70 basis points compared to the first three quarters of 2010 reflecting higher occupancy, rate increases, and the impact of tight cost controls, partially offset by increased state unemployment tax rates, lower attrition fees, and higher property-level compensation. HP-PAR at those same properties increased by 7.9 percent reflecting higher demand and RevPAR. International company-operated house profit margins increased by 50 basis points and HP-PAR at those properties increased by 8.1 percent reflecting increased demand and higher RevPAR in most locations and continued tight property-level cost controls, partially offset by higher property-level compensation and the effects of RevPAR declines in the Middle East.

Summary of Properties by Brand
Including residential properties, we added 38 lodging properties (5,969 rooms) during the third quarter of 2011, while 5 properties (1,234 rooms) exited the system, increasing our total properties to 3,694 (638,449 rooms). These figures include 37 home and condominium products (4,086 units), for which we manage the related owners’ associations.
Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include JW Marriott and Marriott Conference Centers, references to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn.

At September 9, 2011, we operated or franchised the following properties by brand (excluding 2,165 corporate housing rental units):

	Company-Operated		Franchised		Unconsolidated Joint Ventures
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels & Resorts	140	72,399	183	55,742	—	—
Marriott Conference Centers	11	3,298	—	—	—	—
JW Marriott	14	9,226	7	2,914	—	—
Renaissance Hotels	37	16,899	39	11,198	—	—
Renaissance ClubSport	—	—	2	349	—	—
Autograph Collection	—	—	16	4,860	—	—
The Ritz-Carlton	39	11,587	—	—	—	—
The Ritz-Carlton-Residential(1)	29	3,509	—	—	—	—
EDITION	—	—	—	—	—	—
Courtyard	282	44,210	520	68,368	—	—
Fairfield Inn & Suites	3	1,055	660	58,955	—	—
SpringHill Suites	34	5,311	249	27,923	—	—
Residence Inn	135	19,477	462	52,590	—	—
TownePlace Suites	34	3,658	163	16,112	—	—
Marriott Vacation Club(2)	42	9,882	—	—	—	—
The Ritz-Carlton Destination Club(2)	8	359	—	—	—	—
The Ritz-Carlton Residences(1), (2)	3	222	—	—	—	—
Grand Residences by Marriott-Fractional(2)	1	199	—	—	—	—
Grand Residences by Marriott-Residential(1), (2)	2	68	—	—	—	—
Non-U.S. Locations
Marriott Hotels & Resorts	134	39,978	36	10,740	—	—
JW Marriott	30	11,112	2	574	—	—
Renaissance Hotels	54	17,975	20	5,765	—	—
Autograph Collection	—	—	4	496	4	277
The Ritz-Carlton	38	11,503	—	—	—	—
The Ritz-Carlton-Residential(1)	2	271	—	—	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
EDITION	1	78	—	—	—	—
AC Hotels by Marriott	—	—	—	—	75	7,944
Bulgari Hotels & Resorts	2	117	—	—	—	—
Marriott Executive Apartments	21	3,463	1	99	—	—
Courtyard	56	12,201	48	8,295	—	—
Fairfield Inn & Suites	—	—	11	1,361	—	—
SpringHill Suites	—	—	2	299	—	—
Residence Inn	3	405	15	2,154	—	—
TownePlace Suites	—	—	1	105	—	—
Marriott Vacation Club(2)	11	2,106	—	—	—	—
The Ritz-Carlton Destination Club(2)	2	117	—	—	—	—
The Ritz-Carlton Residences(1), (2)	1	16	—	—	—	—
Grand Residences by Marriott-Fractional(2)	1	49	—	—	—	—
Total	1,174	301,329	2,441	328,899	79	8,221

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)	Indicates a Timeshare product. Includes products in active sales as well as those that are sold out.

Total Lodging and Timeshare Products by Segment
At September 9, 2011, we operated or franchised the following properties by segment (excluding 2,165 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	323	14	337	128,141	5,244	133,385
Marriott Conference Centers	11	—	11	3,298	—	3,298
JW Marriott	21	1	22	12,140	221	12,361
Renaissance Hotels	76	2	78	28,097	790	28,887
Renaissance ClubSport	2	—	2	349	—	349
Autograph Collection	16	—	16	4,860	—	4,860
	449	17	466	176,885	6,255	183,140
North American Limited-Service Lodging Segment (1)
Courtyard	802	17	819	112,578	2,929	115,507
Fairfield Inn & Suites	663	10	673	60,010	1,155	61,165
SpringHill Suites	283	2	285	33,234	299	33,533
Residence Inn	597	17	614	72,067	2,450	74,517
TownePlace Suites	197	1	198	19,770	105	19,875
	2,542	47	2,589	297,659	6,938	304,597
International Lodging Segment (1)
Marriott Hotels & Resorts	—	156	156	—	45,474	45,474
JW Marriott	—	31	31	—	11,465	11,465
Renaissance Hotels	—	72	72	—	22,950	22,950
Autograph Collection	—	4	4	—	496	496
Courtyard	—	87	87	—	17,567	17,567
Fairfield Inn & Suites	—	1	1	—	206	206
Residence Inn	—	1	1	—	109	109
Marriott Executive Apartments	—	22	22	—	3,562	3,562
	—	374	374	—	101,829	101,829
Luxury Lodging Segment
The Ritz-Carlton	39	38	77	11,587	11,503	23,090
Bulgari Hotels & Resorts	—	2	2	—	117	117
EDITION	—	1	1	—	78	78
The Ritz-Carlton-Residential(2)	29	2	31	3,509	271	3,780
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
	68	47	115	15,096	12,548	27,644
Unconsolidated Joint Ventures
Autograph Collection	—	4	4	—	277	277
AC Hotels by Marriott	—	75	75	—	7,944	7,944
	—	79	79	—	8,221	8,221
Timeshare Segment (3)
Marriott Vacation Club	42	11	53	9,882	2,106	11,988
The Ritz-Carlton Destination Club	8	2	10	359	117	476
The Ritz-Carlton Residences(2)	3	1	4	222	16	238
Grand Residences by Marriott-Fractional	1	1	2	199	49	248
Grand Residences by Marriott-Residential(1), (2)	2	—	2	68	—	68
	56	15	71	10,730	2,288	13,018
Total	3,115	579	3,694	500,370	138,079	638,449

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(3)	Includes resorts that are in active sales as well as those that are sold out. Products in active sales may not be ready for occupancy.

The following table provides additional detail, by brand, as of September 9, 2011, for our Timeshare properties:

	Total Properties (1)	Properties in Active Sales (2)
100 Percent Company-Developed
Marriott Vacation Club	53	27
The Ritz-Carlton Destination Club and Residences	12	9
Grand Residences by Marriott and Residences	4	3
Joint Ventures
The Ritz-Carlton Destination Club and Residences	2	2
Total	71	41

(1)	Includes products that are in active sales as well as those that are sold out. We include residential products once they possess a certificate of occupancy.

(2)	Products in active sales may not be ready for occupancy.

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
The occupancy, average daily rate, and RevPAR statistics we use throughout this report for the twelve weeks ended September 9, 2011, include the period from June 18, 2011, through September 9, 2011, and the statistics for the twelve weeks ended September 10, 2010, include the period from June 19, 2010, through September 10, 2010, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the United States, which for those properties includes the period from June 1 through the end of August). The occupancy, average daily rate, and RevPAR statistics we use throughout this report for the thirty-six weeks ended September 9, 2011, include the period from January 1, 2011, through September 9, 2011, and the statistics for the thirty-six weeks ended September 10, 2010, include the period from January 2, 2010, through September 10, 2010, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the United States, which for those properties includes the period from January 1 through the end of August).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended September 9, 2011	Change vs. 2010		Twelve Weeks Ended September 9, 2011	Change vs. 2010
Marriott Hotels & Resorts(2)
Occupancy	73.8%	1.2%	pts.	71.5%	1.6%	pts.
Average Daily Rate	$153.22	2.8%		$142.68	2.8%
RevPAR	$113.06	4.4%		$102.04	5.1%
Renaissance Hotels & Resorts
Occupancy	72.3%	3.5%	pts.	72.0%	2.8%	pts.
Average Daily Rate	$149.16	3.6%		$138.31	3.6%
RevPAR	$107.89	8.8%		$99.53	7.9%
Composite North American Full-Service (3)
Occupancy	73.5%	1.6%	pts.	71.6%	1.8%	pts.
Average Daily Rate	$152.47	2.9%		$141.89	2.9%
RevPAR	$112.09	5.2%		$101.59	5.6%
The Ritz-Carlton North America
Occupancy	69.9%	2.7%	pts.	69.9%	2.7%	pts.
Average Daily Rate	$270.02	9.1%		$270.02	9.1%
RevPAR	$188.75	13.5%		$188.75	13.5%
Composite North American Full-Service and Luxury (4)
Occupancy	73.1%	1.7%	pts.	71.5%	1.9%	pts.
Average Daily Rate	$165.89	4.1%		$150.81	3.7%
RevPAR	$121.24	6.6%		$107.80	6.5%
Residence Inn
Occupancy	79.7%	0.9%	pts.	82.0%	1.6%	pts.
Average Daily Rate	$117.03	2.6%		$117.00	3.3%
RevPAR	$93.26	3.8%		$95.99	5.4%
Courtyard
Occupancy	71.6%	4.1%	pts.	73.1%	3.2%	pts.
Average Daily Rate	$109.06	3.2%		$112.80	3.0%
RevPAR	$78.07	9.5%		$82.46	7.7%
Fairfield Inn
Occupancy	nm	nm	pts.	73.1%	3.1%	pts.
Average Daily Rate	nm	nm		$91.55	4.1%
RevPAR	nm	nm		$66.91	8.7%
TownePlace Suites
Occupancy	77.8%	5.0%	pts.	78.6%	2.9%	pts.
Average Daily Rate	$78.33	4.4%		$84.32	4.0%
RevPAR	$60.96	11.5%		$66.25	8.0%
SpringHill Suites
Occupancy	70.0%	3.2%	pts.	74.1%	4.2%	pts.
Average Daily Rate	$95.76	3.3%		$100.24	2.3%
RevPAR	$67.05	8.1%		$74.30	8.5%
Composite North American Limited-Service (5)
Occupancy	74.1%	3.3%	pts.	75.8%	2.9%	pts.
Average Daily Rate	$108.53	3.0%		$106.66	3.2%
RevPAR	$80.38	7.8%		$80.84	7.3%
Composite North American (6)
Occupancy	73.5%	2.4%	pts.	74.2%	2.5%	pts.
Average Daily Rate	$141.49	3.5%		$122.52	3.3%
RevPAR	$103.99	7.0%		$90.89	6.9%

(1)
Statistics are for the twelve weeks ended September 9, 2011, and September 10, 2010, except for The Ritz-Carlton, for which the statistics are for the three months ended August 31, 2011, and August 31, 2010. North American statistics include only properties located in the United States.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended August 31, 2011	Change vs. 2010		Three Months Ended August 31, 2011	Change vs. 2010
Caribbean and Latin America(2)
Occupancy	73.5%	3.1%	pts.	70.1%	2.8%	pts.
Average Daily Rate	$167.78	8.0%		$150.51	7.9%
RevPAR	$123.32	12.8%		$105.48	12.4%
Europe(2)
Occupancy	78.1%	0.3%	pts.	77.7%	0.6%	pts.
Average Daily Rate	$177.15	4.9%		$173.93	5.0%
RevPAR	$138.28	5.3%		$135.18	5.8%
Middle East and Africa(2)
Occupancy	56.5%	(8.0)%	pts.	56.2%	(7.0)%	pts.
Average Daily Rate	$118.83	2.6%		$117.37	2.3%
RevPAR	$67.12	(10.1)%		$65.96	(9.1)%
Asia Pacific(2)
Occupancy	73.5%	6.0%	pts.	73.0%	4.5%	pts.
Average Daily Rate	$130.27	4.5%		$141.48	1.8%
RevPAR	$95.77	13.9%		$103.24	8.5%
Regional Composite (3)
Occupancy	74.2%	1.6%	pts.	73.5%	1.5%	pts.
Average Daily Rate	$158.11	5.0%		$157.82	4.5%
RevPAR	$117.25	7.3%		$115.94	6.6%
International Luxury(4)
Occupancy	63.3%	0.4%	pts.	63.3%	0.4%	pts.
Average Daily Rate	$292.33	7.8%		$292.33	7.8%
RevPAR	$185.06	8.5%		$185.06	8.5%
Total International (5)
Occupancy	72.8%	1.5%	pts.	72.4%	1.4%	pts.
Average Daily Rate	$172.54	5.4%		$169.56	4.9%
RevPAR	$125.64	7.5%		$122.84	6.9%

(1)
We report financial results for all properties on a period-end basis, but report statistics for properties located outside the United States and Canada on a month-end basis. The statistics are for June 1 through the end of August. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2010 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the United States and Canada.

(3)	Regional Composite statistics include properties located outside of the United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(4)	Includes The Ritz-Carlton properties located outside the United States and Canada and Bulgari Hotels & Resorts properties.

(5)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended August 31, 2011	Change vs. 2010		Three Months Ended August 31, 2011	Change vs. 2010
Composite Luxury (2)
Occupancy	67.1%	1.7%	pts.	67.1%	1.7%	pts.
Average Daily Rate	$278.97	8.5%		$278.97	8.5%
RevPAR	$187.18	11.4%		$187.18	11.4%
Total Worldwide (3)
Occupancy	73.3%	2.1%	pts.	73.9%	2.3%	pts.
Average Daily Rate	$150.50	4.1%		$130.11	3.6%
RevPAR	$110.31	7.2%		$96.15	6.9%

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

(3)
Total Worldwide statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the United States (except for The Ritz-Carlton) represent the twelve weeks ended September 9, 2011, and September 10, 2010. Statistics for The Ritz-Carlton brand properties and properties located outside of the United States represent the three months ended August 31, 2011, and August 31, 2010.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Thirty-Six Weeks Ended September 9, 2011	Change vs. 2010		Thirty-Six Weeks Ended September 9, 2011	Change vs. 2010
Marriott Hotels & Resorts(2)
Occupancy	71.9%	0.5%	pts.	69.3%	1.0%	pts.
Average Daily Rate	$161.95	3.8%		$148.78	3.4%
RevPAR	$116.46	4.5%		$103.14	5.0%
Renaissance Hotels & Resorts
Occupancy	70.3%	2.0%	pts.	69.8%	1.8%	pts.
Average Daily Rate	$159.93	3.8%		$145.52	3.6%
RevPAR	$112.39	6.8%		$101.53	6.3%
Composite North American Full-Service (3)
Occupancy	71.6%	0.8%	pts.	69.4%	1.2%	pts.
Average Daily Rate	$161.58	3.8%		$148.19	3.5%
RevPAR	$115.69	4.9%		$102.85	5.2%
The Ritz-Carlton North America
Occupancy	70.8%	3.1%	pts.	70.8%	3.1%	pts.
Average Daily Rate	$299.45	5.7%		$299.45	5.7%
RevPAR	$211.94	10.6%		$211.94	10.6%
Composite North American Full-Service and Luxury (4)
Occupancy	71.5%	1.0%	pts.	69.5%	1.3%	pts.
Average Daily Rate	$176.20	4.4%		$157.97	3.9%
RevPAR	$126.00	5.9%		$109.78	5.8%
Residence Inn
Occupancy	76.3%	1.4%	pts.	77.8%	1.8%	pts.
Average Daily Rate	$117.24	1.9%		$115.38	2.6%
RevPAR	$89.51	3.8%		$89.82	5.1%
Courtyard
Occupancy	68.3%	3.0%	pts.	69.2%	2.6%	pts.
Average Daily Rate	$110.75	3.0%		$112.92	2.9%
RevPAR	$75.64	7.7%		$78.09	7.0%
Fairfield Inn
Occupancy	nm	nm	pts.	67.0%	3.2%	pts.
Average Daily Rate	nm	nm		$89.28	3.8%
RevPAR	nm	nm		$59.83	9.0%
TownePlace Suites
Occupancy	71.7%	5.1%	pts.	73.3%	4.3%	pts.
Average Daily Rate	$76.22	2.5%		$83.27	3.2%
RevPAR	$54.65	10.4%		$61.01	9.7%
SpringHill Suites
Occupancy	67.9%	3.0%	pts.	69.8%	4.0%	pts.
Average Daily Rate	$100.31	4.6%		$99.63	2.5%
RevPAR	$68.07	9.5%		$69.58	8.7%
Composite North American Limited-Service (5)
Occupancy	70.7%	2.7%	pts.	71.2%	2.8%	pts.
Average Daily Rate	$109.83	2.7%		$105.83	2.8%
RevPAR	$77.65	6.8%		$75.40	7.0%
Composite North American (6)
Occupancy	71.2%	1.7%	pts.	70.6%	2.2%	pts.
Average Daily Rate	$148.08	3.6%		$124.84	3.1%
RevPAR	$105.38	6.2%		$88.13	6.5%

(1)
Statistics are for the thirty-six weeks ended September 9, 2011, and September 10, 2010, except for The Ritz-Carlton, for which the statistics are for the eight months ended August 31, 2011, and August 31, 2010. North American statistics include only properties located in the United States.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Eight Months Ended August 31, 2011	Change vs. 2010		Eight Months Ended August 31, 2011	Change vs. 2010
Caribbean and Latin America(2)
Occupancy	74.0%	3.1%	pts.	70.6%	2.9%	pts.
Average Daily Rate	$183.25	5.8%		$163.93	5.6%
RevPAR	$135.62	10.5%		$115.78	10.0%
Europe(2)
Occupancy	72.9%	1.0%	pts.	71.8%	1.4%	pts.
Average Daily Rate	$173.42	5.6%		$170.15	5.3%
RevPAR	$126.47	7.1%		$122.13	7.3%
Middle East and Africa(2)
Occupancy	57.0%	(11.7)%	pts.	56.8%	(10.0)%	pts.
Average Daily Rate	$140.19	8.8%		$136.88	7.6%
RevPAR	$79.90	(9.8)%		$77.80	(8.5)%
Asia Pacific(2)
Occupancy	71.8%	6.3%	pts.	71.1%	4.8%	pts.
Average Daily Rate	$133.80	6.5%		$141.68	3.9%
RevPAR	$96.01	16.8%		$100.70	11.4%
Regional Composite (3)
Occupancy	71.3%	1.7%	pts.	70.2%	1.7%	pts.
Average Daily Rate	$160.46	6.0%		$158.86	5.2%
RevPAR	$114.36	8.6%		$111.56	7.7%
International Luxury(4)
Occupancy	63.9%	0.1%	pts.	63.9%	0.1%	pts.
Average Daily Rate	$308.14	6.3%		$308.14	6.3%
RevPAR	$197.04	6.5%		$197.04	6.5%
Total International (5)
Occupancy	70.4%	1.5%	pts.	69.6%	1.5%	pts.
Average Daily Rate	$177.06	5.9%		$172.56	5.2%
RevPAR	$124.59	8.1%		$120.10	7.5%

(1)
We report financial results for all properties on a period-end basis, but report statistics for properties located outside the United States and Canada on a month-end basis. The statistics are for June 1 through the end of August. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2010 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the United States and Canada.

(3)	Regional Composite statistics include properties located outside of the United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(4)	Includes The Ritz-Carlton properties located outside the United States and Canada and Bulgari Hotels & Resorts properties.

(5)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Eight Months Ended August 31, 2011	Change vs. 2010		Eight Months Ended August 31, 2011	Change vs. 2010
Composite Luxury (2)
Occupancy	67.9%	1.8%	pts.	67.9%	1.8%	pts.
Average Daily Rate	$302.93	5.9%		$302.93	5.9%
RevPAR	$205.61	8.9%		$205.61	8.9%
Total Worldwide (3)
Occupancy	71.0%	1.7%	pts.	70.4%	2.1%	pts.
Average Daily Rate	$155.80	4.2%		$131.83	3.4%
RevPAR	$110.54	6.7%		$92.87	6.7%

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

(3)
Total Worldwide statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the United States (except for The Ritz-Carlton) represent the thirty-six weeks ended September 9, 2011, and September 10, 2010. Statistics for The Ritz-Carlton brand properties and properties located outside of the United States represent the eight months ended August 31, 2011, and August 31, 2010.

North American Full-Service Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, and Autograph Collection.

($ in millions)	Twelve Weeks Ended			Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010	Change 2011/2010	September 9, 2011	September 10, 2010	Change 2011/2010
Segment revenues	$1,232	$1,158	6%	$3,788	$3,571	6%
Segment results	$71	$55	29%	$238	$209	14%

Since the third quarter of 2010, across our North American Full-Service Lodging segment we added 12 properties (6,602 rooms) and 7 properties (2,027 rooms) left the system.
Twelve Weeks. In the third quarter of 2011, RevPAR for comparable company-operated North American Full-Service properties increased by 5.2 percent to $112.09, occupancy for these properties increased by 1.6 percentage points to 73.5 percent, and average daily rates increased by 2.9 percent to $152.47.
The $16 million increase in segment results, compared to the 2010 third quarter, reflected $11 million of higher owned, leased, and other revenue net of direct expenses and $7 million of higher base management and franchise fees, partially offset by $4 million of higher general, administrative, and other expenses.
Higher base management and franchise fees primarily reflected increased RevPAR and unit growth, including properties added to the Autograph Collection.
The $11 million increase in owned, leased, and other revenue net of direct expenses is primarily due to $7 million of termination fees for two properties and $5 million of net stronger results driven by higher RevPAR and property-level margins.
The $4 million increase in general, administrative, and other expenses primarily reflected an increase in the guarantee reserve for one property and the write-off of contract acquisition costs for one property that terminated.
Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $1,109 million in the third quarter of 2011, compared to $1,047 million in the third quarter of 2010.
Thirty-six Weeks. In the first three quarters of 2011, RevPAR for comparable company-operated North American Full-Service properties increased by 4.9 percent to $115.69, occupancy for these properties increased by 0.8 percentage points to 71.6 percent, and average daily rates increased by 3.8 percent to $161.58.
The $29 million increase in segment results, compared to the first three quarters of 2010, reflected $20 million of higher base management and franchise fees, $17 million of higher owned, leased, and other revenue net of direct expenses, and $2 million of higher incentive management fees, partially offset by $12 million of higher general, administrative, and other expenses.
Higher base management and franchise fees primarily reflected increased RevPAR and unit growth, including properties added to the Autograph Collection. The increase in incentive management fees was largely due to higher property-level revenue and continued tight property-level cost controls that improved house profits.
The $17 million increase in owned, leased, and other revenue net of direct expenses is primarily due to $7 million of net stronger results driven by higher RevPAR and property-level margins, $7 million of termination fees for two properties, and a $5 million favorable variance from unit deletions that had prior year losses.
The $12 million increase in general, administrative, and other expenses primarily reflected a $5 million performance cure payment for one property, a $2 million increase in the guarantee reserve for one property, the write-off of contract acquisition costs totaling $2 million for two properties, and net $2 million of other miscellaneous cost increases.
Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $3,386 million in the first three quarters of 2011, compared to $3,182 million in the first three quarters of 2010.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

($ in millions)	Twelve Weeks Ended			Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010	Change 2011/2010	September 9, 2011	September 10, 2010	Change 2011/2010
Segment revenues	$587	$533	10%	$1,653	$1,501	10%
Segment results	$97	$82	18%	$267	$223	20%

Since the third quarter of 2010, across our North American Limited-Service Lodging segment we added 69 properties (8,179 rooms) and 10 properties (1,043 rooms) left the system. The majority of the properties that left the system were older Residence Inn and Fairfield Inn properties.
Twelve Weeks. In the third quarter of 2011, RevPAR for comparable company-operated North American Limited-Service properties increased by 7.8 percent to $80.38, occupancy for these properties increased by 3.3 percentage points to 74.1 percent, and average daily rates increased by 3.0 percent to $108.53.
The $15 million increase in segment results, compared to the third quarter of 2010, primarily reflected $13 million of higher franchise and base management fees and $3 million of higher owned, leased, corporate housing, and other revenue net of direct expenses.
Higher franchise and base management fees primarily reflected higher RevPAR and new unit growth, as well as the favorable effect of property renovations.
The $3 million increase in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected stronger results driven by higher RevPAR and property-level margins.
Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $417 million in the third quarter of 2011, compared to $382 million in the third quarter of 2010.
Thirty-six Weeks. In the first three quarters of 2011, RevPAR for comparable company-operated North American Limited-Service properties increased by 6.8 percent to $77.65, occupancy for these properties increased by 2.7 percentage points to 70.7 percent, and average daily rates increased by 2.7 percent to $109.83.
The $44 million increase in segment results, compared to the first three quarters of 2010, primarily reflected $35 million of higher franchise and base management fees, $6 million of decreased joint venture equity losses, and $5 million of higher owned, leased, corporate housing, and other revenue net of direct expenses.
Higher franchise and base management fees primarily reflected higher RevPAR and new unit growth, as well as the favorable effect of property renovations.
The $6 million decrease in joint venture equity losses primarily reflected a $2 million impairment charge in the year-ago period and decreased losses in the first three quarters of 2011 at one joint venture primarily from stronger property-level performance.
The $5 million increase in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected stronger results driven by higher RevPAR and property-level margins and $2 million of higher termination fees.
Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $1,186 million in the first three quarters of 2011, compared to $1,085 million in the first three quarters of 2010.

International Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Autograph Hotels, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments located outside the United States and Canada.

($ in millions)	Twelve Weeks Ended			Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010	Change 2011/2010	September 9, 2011	September 10, 2010	Change 2011/2010
Segment revenues	$293	$264	11%	$860	$796	8%
Segment results	$35	$25	40%	$116	$99	17%

Since the third quarter of 2010, across our International Lodging segment we added 111 properties (15,507 rooms) and 10 properties (2,742 rooms) left the system, largely due to quality issues. The properties added include 79 properties (8,221 rooms) that are operated or franchised as part of our joint venture with AC Hoteles, S.A. of Spain which was completed during the 2011 first quarter.
Twelve Weeks. In the third quarter of 2011, RevPAR for comparable company-operated international properties increased by 7.5 percent to $125.64, occupancy for these properties increased by 1.5 percentage points to 72.8 percent, and average daily rates increased by 5.4 percent to $172.54. Comparable company-operated RevPAR improved significantly in Thailand, South America, India, China, and France, while Egypt experienced RevPAR declines.
The $10 million increase in segment results in the third quarter of 2011, compared to the third quarter of 2010, primarily reflected a $5 million increase in base management and franchise fees, a $4 million increase in incentive management fees, a $2 million increase in owned, leased, and other revenue net of direct expenses, and $2 million of decreased joint venture equity losses, partially offset by $2 million of lower gains and other income and $1 million of higher general, administrative, and other expenses.
The $5 million increase in base management and franchise fees primarily reflected stronger RevPAR and, to a lesser extent, new unit growth and favorable foreign exchange rates. The $4 million increase in incentive management fees primarily reflected higher net property-level income resulting from higher property-level revenue and continued property-level cost controls and, to a lesser extent, new unit growth and favorable foreign exchange rates.
The $2 million increase in owned, leased, and other revenue net of direct expenses primarily reflected receipt of a $2 million termination fee from one property.
Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $152 million in the third quarter of 2011, compared to $142 million in the third quarter of 2010.
Thirty-six Weeks. In the first three quarters of 2011, RevPAR for comparable company-operated international properties increased by 8.1 percent to $124.59, occupancy for these properties increased by 1.5 percentage points to 70.4 percent, and average daily rates increased by 5.9 percent to $177.06. Comparable company-operated RevPAR improved significantly in South America, India, China, Thailand, and France, while Egypt experienced RevPAR declines.
The $17 million increase in segment results in the first three quarters of 2011, compared to the first three quarters of 2010, primarily reflected a $13 million increase in base management and franchise fees, a $6 million increase in incentive management fees, and $3 million of lower joint venture equity losses, partially offset by $3 million of higher general, administrative, and other expenses and $2 million of lower gains and other income. Owned, leased, and other revenue net of direct expenses was unchanged as compared with the prior year-to-date period.
The $13 million increase in base management and franchise fees primarily reflected strong RevPAR and, to a lesser extent, new unit growth and favorable foreign exchange rates. The $6 million increase in incentive management fees primarily reflected higher net property-level income resulting from higher property-level revenue and continued property-level cost controls and, to a lesser extent, new unit growth and favorable foreign exchange rates.
The $3 million increase in general, administrative, and other expenses primarily reflected increased expenses associated with higher costs in international markets and initiatives to enhance and grow our brands globally.
The $3 million of lower joint venture equity losses primarily reflected increased earnings at one joint venture.
Owned, leased, and other revenue net of direct expenses was unchanged and primarily reflected $4 million of decreased rent expense, offset by $4 million of lower income related to the conversion of one property from owned to managed.
Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $425 million in the first three quarters of 2011, compared to $387 million in the first three quarters of 2010.

Luxury Lodging includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION worldwide.

($ in millions)	Twelve Weeks Ended			Thirty-Six Weeks Ended
	September 9, 2011	September 10, 2010	Change 2011/2010	September 9, 2011	September 10, 2010	Change 2011/2010
Segment revenues	$362	$323	12%	$1,138	$1,053	8%
Segment results	$8	$11	(27)%	$46	$53	(13)%

Since the third quarter of 2010, across our Luxury Lodging segment we added 7 properties (1,722 rooms) and 2 properties (477 rooms) left the system. Since the 2010 third quarter, we also added 5 residential products (1,065 units) and no residential products left the system.
Twelve Weeks. In the third quarter of 2011, RevPAR for comparable company-operated luxury properties increased by 11.4 percent to $187.18, occupancy increased by 1.7 percentage points to 67.1 percent, and average daily rates increased by 8.5 percent to $278.97.
The $3 million decrease in segment results, compared to the third quarter of 2010, primarily reflected $10 million of increased general, administrative, and other expenses and $6 million of increased joint venture equity losses, mostly offset by $6 million of higher owned, leased, and other revenue net of direct expense, a $4 million increase in incentive management fees, and a $2 million increase in base management fees.
The $10 million increase in general, administrative, and other expenses primarily reflected a $5 million impairment of deferred contract acquisition costs and a $5 million accounts receivable reserve, both related to one property whose owner filed for bankruptcy in the 2011 third quarter.
The $6 million increase in joint venture equity losses primarily reflected decreased earnings at two joint ventures.
The $6 million increase in owned, leased, and other revenue net of direct expenses primarily reflected $7 million in increased branding fees associated with the sale of real estate by others.
The $4 million increase in incentive management fees primarily reflected higher net property-level income resulting from higher property-level revenue and continued property-level cost controls and, to a lesser extent, new unit growth and favorable foreign exchange rates. The $2 million increase in base management fees was largely driven by RevPAR growth associated with stronger demand and, to a lesser extent, new unit growth.
Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $290 million in the third quarter of 2011, compared to $265 million in the third quarter of 2010.
Thirty-six Weeks. In the first three quarters of 2011, RevPAR for comparable company-operated luxury properties increased by 8.9 percent to $205.61, occupancy increased by 1.8 percentage points to 67.9 percent, and average daily rates increased by 5.9 percent to $302.93.
The $7 million decrease in segment results, compared to the first three quarters of 2010, primarily reflected

$17 million of increased general, administrative, and other expenses and $7 million of increased joint venture equity losses, partially offset by a $7 million increase in base management fees, a $5 million increase in incentive management fees, and $4 million of higher owned, leased, and other revenue net of direct expenses.
The $17 million increase in general, administrative, and other expenses primarily reflected a $5 million impairment of deferred contract acquisition costs and a $5 million accounts receivable reserve, both related to one property whose owner filed for bankruptcy, a $5 million reversal of a completion guarantee accrual in the year ago period, and $2 million in other cost increases in the first three quarters of 2011.
The $7 million increase in joint venture equity losses primarily reflected decreased earnings at two joint ventures.
The $7 million increase in base management fees was largely driven by RevPAR growth associated with stronger demand and, to a lesser extent, new unit growth. The $5 million increase in incentive management fees primarily reflected higher net property-level income resulting from higher property-level revenue and continued property-level cost controls and, to a lesser extent, new unit growth and favorable foreign exchange rates.
The $4 million increase in owned, leased, and other revenue net of direct expenses primarily reflected $9 million in increased branding fees associated with the sale of real estate by others, partially offset by a $5 million decline in income associated with our leased property in Japan, which experienced lower demand as a result of the earthquake and tsunami earlier in the year.
Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $928 million in the first three quarters of 2011, compared to $857 million in the first three quarters of 2010.

Timeshare includes Marriott Vacation Club, the Ritz-Carlton Destination Club and Residences, and Grand Residences by Marriott brands worldwide.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 9, 2011	September 10, 2010	Change 2011/2010	September 9, 2011	September 10, 2010	Change 2011/2010
Segment revenues
Base fee revenue	$14	$13		$40	$38
Sales and services revenue
Development	147	135		443	430
Services	97	86		275	253
Financing revenue
Interest income non-securitized notes	8	11		22	30
Interest income-securitized notes	29	30		91	99
Other financing revenue	1	2		4	5
Total financing revenue	38	43		117	134
Other revenue	4	11		15	32
Total sales and services revenue	286	275		850	849
Cost reimbursements	77	64		235	189
Segment revenues	$377	$352	7%	$1,125	$1,076	5%
Segment Results
Base fee revenue	$14	$13		$40	$38
Timeshare sales and services, net	36	56		130	156
Timeshare strategy-impairment charges	(324)	—		(324)	—
Joint venture equity losses	—	(1)		—	(9)
Gains and other income	(1)	—		—	—
General, administrative, and other expense	(17)	(18)		(50)	(49)
Interest expense	(10)	(12)		(34)	(40)
Segment (losses) results	$(302)	$38	(895)%	$(238)	$96	(348)%
Contract Sales
Timeshare	$158	$157		$444	$463
Fractional	4	5		19	21
Residential	2	—		4	6
Total company	164	162		467	490
Fractional	2	2		8	2
Residential	13	—		13	(3)
Total joint venture	15	2		21	(1)
Total Timeshare segment contract sales	$179	$164	9%	$488	$489	—%
Twelve Weeks. Timeshare segment contract sales increased by $15 million to $179 million in the third quarter of 2011 from $164 million in the third quarter of 2010 reflecting a $15 million increase in residential contract sales and a $1 million increase in timeshare contract sales, partially offset by a $1 million decrease in fractional contract sales. Residential and fractional contract sales benefited from a net $4 million decrease in cancellation allowances that we recorded in the 2010 third quarter in anticipation that a portion of contract revenue previously recorded for certain residential and fractional projects would not be realized due to contract cancellations prior to closing, as well as increased contract sales at one residential and fractional project joint venture. This benefit was offset by weaker fractional demand in 2011. In the 2011 third quarter, 43 percent of timeshare contract sales came from new customers, compared to 37 percent in the year ago quarter. The average contract price for a North American timeshare sale increased 45 percent year-over-year.
The $25 million increase in Timeshare segment revenues to $377 million from $352 million primarily reflected a $13 million increase in cost reimbursements revenue and an $11 million increase in Timeshare sales and services revenue. The increase in Timeshare sales and services revenue primarily reflected: (1) $12 million of higher development revenue from favorable reportability and higher sales volumes and (2) $11 million of higher services revenue primarily from increased rental revenue driven by increased rates and occupancy; partially offset by (3) $7 million of lower other revenue which primarily reflected lower Marriott Rewards revenue recognized due to the timing of redemptions and lower resales revenue and (4) $5 million of lower financing revenue from lower interest income as a result of a lower mortgage portfolio balance.
Segment results decreased by $340 million to segment losses of $302 million in the third quarter of 2011 from segment income of $38 million in the third quarter of 2010, and primarily reflected $324 million of Timeshare strategy-impairment charges, $20 million of lower Timeshare sales and services revenue net of direct expenses, partially offset by $2 million of lower interest expense and $1 million of lower joint venture equity losses.
The $20 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected $19 million of lower other revenue, net of expenses and $4 million of lower financing revenue, net of expenses, partially offset by $3 million of higher development revenue net of product costs and marketing and selling costs. The decrease of $19 million in other revenue, net of expenses, primarily reflected both a $15 million unfavorable variance from a 2010 third quarter adjustment to the Marriott Rewards liability resulting from lower than anticipated cost of redemptions and $3 million of lower resales revenue, net of expenses. The decrease in financing revenue, net of expenses primarily reflected decreased interest income due to lower notes receivable balances. Higher development revenue net of product costs and marketing and selling costs primarily reflected higher development revenue for the reasons stated previously, mostly offset by higher product costs.
The $2 million decrease in interest expense was a result of lower outstanding debt obligations and lower interest rates related to securitized notes receivable.
Thirty-six Weeks. Timeshare segment contract sales decreased by $1 million to $488 million in the first three quarters of 2011 from $489 million in the first three quarters of 2010 primarily reflecting a $19 million decrease in timeshare contract sales, mostly offset by a $14 million increase in residential contract sales and a $4 million increase in fractional contract sales. Timeshare contract sales decreased in the first three quarters of 2011 as a result of difficult comparisons driven by sales promotions in the first three quarters of 2010 as well as the start-up impact of our shift from the sale of weeks-based to points-based products. Fractional and residential contract sales benefited from a net $19 million decrease in cancellation allowances that we recorded in the first three quarters of 2010 in anticipation that a portion of contract revenue, previously recorded for certain residential and fractional projects would not be realized due to contract cancellations prior to closing. In the first three quarters of 2011, 41 percent of timeshare contract sales came from new customers, compared to 46 percent in the year ago period. The average contract price for a North American timeshare sale increased 4 percent year-over-year.
The $49 million increase in Timeshare segment revenues to $1,125 million from $1,076 million primarily reflected a $46 million increase in cost reimbursements revenue, $2 million increase in base management fees, and a $1 million increase in Timeshare sales and services revenue. The increase in Timeshare sales and services revenue primarily reflected: (1) $22 million of higher services revenue from increased rental occupancies and rates; and (2) $13 million of higher development revenue which reflected favorable reportability primarily related to reserves on notes recorded in the first three quarters of 2010, partially offset by lower sales volumes; mostly offset by (3) $17 million of lower other revenue which primarily reflected lower Marriott Rewards revenue recognized due to the timing of redemptions and lower resales revenue; and (4) $17 million of lower financing revenue from lower interest income as a result of a lower mortgage portfolio balance.
Segment results decreased by $334 million to segment losses of $238 million in the first three quarters of 2011from segment income of $96 million in the first three quarters of 2010, and primarily reflected $324 million of Timeshare strategy-impairment charges and $26 million of lower Timeshare sales and services revenue net of direct expenses, partially offset by $9 million of lower joint venture equity losses and $6 million of lower interest expense.
The $26 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected $19 million of lower other revenue, net of expenses and $17 million of lower financing revenue, net of expenses, partially offset by $11 million of higher development revenue net of product costs and marketing and selling costs. The $19 million decrease in other revenue, net of expenses primarily reflected both a $15 million unfavorable variance from an adjustment to the Marriott Rewards liability in the year ago period resulting from lower than anticipated cost of redemptions and $4 million of lower resales revenue, net of expenses due to lower closings. The $17 million decrease in financing revenue, net of expenses primarily reflected decreased interest income due to lower notes receivable balances. Higher development revenue net of product costs and marketing and selling costs primarily reflected a favorable variance from a net $11 million reserve in the year ago period and lower 2011 product costs, partially offset by lower 2011 sales volumes.
Joint venture equity losses decreased by $9 million and primarily reflected lower losses from a residential and fractional project joint venture for which we stopped recognizing our portion of the losses since our investment, including loans due from the joint venture, was reduced to zero in 2010.
The $6 million decrease in interest expense was a result of lower outstanding debt obligations and lower interest rates related to securitized notes receivable.

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
During the first three quarters of 2011, we granted 2.6 million RSUs and 0.7 million Employee SARs. See Footnote No. 4, “Share-Based Compensation,” of the Notes to our Financial Statements for additional information.
NEW ACCOUNTING STANDARDS
See Footnote No. 1, “Basis of Presentation,” and Footnote No. 2, “New Accounting Standards,” of the Notes to our Financial Statements for information related to our adoption of new accounting standards in the first three quarters of 2011 and for information on our anticipated adoption of recently issued accounting standards.

LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facilities
On June 23, 2011, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the facility’s expiration from May 14, 2012 to June 23, 2016 and reduce (at our direction) the facility size from $2.404 billion to $1.75 billion of aggregate effective borrowings. The material terms of the amended and restated Credit Facility are otherwise unchanged, and the facility continues to support general corporate needs, including working capital, capital expenditures, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. For additional information on our Credit Facility, including participating financial institutions, see Exhibit 10, “Second Amended and Restated Credit Agreement,” to our Current Report on Form 8-K filed with the SEC on June 27, 2011.
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
At September 9, 2011, our available borrowing capacity amounted to $1.493 billion and reflected borrowing capacity of $1.273 billion under our Credit Facility and our cash balance of $220 million. We calculated that borrowing capacity by taking $1.750 billion of effective aggregate bank commitments under our Credit Facility and subtracting $74 million of outstanding letters of credit under our Credit Facility and $403 million of outstanding commercial paper. We had no outstanding borrowings under our Credit Facility at the end of the 2011 third quarter. We anticipate that available borrowing capacity under the Credit Facility will be adequate to fund our liquidity needs, including repayment of debt obligations. Since we continue to have ample flexibility under the Credit Facility’s covenants, we also expect that undrawn bank commitments under the Credit Facility will remain available to us even if business conditions were to deteriorate markedly.
Cash and cash equivalents totaled $220 million at September 9, 2011, a decrease of $285 million from year-end 2010, reflecting cash outflows associated with the following: purchase of treasury stock ($1,225 million), long-term debt repayments ($196 million), capital expenditures ($128 million), dividend payments ($100 million), equity and cost method investments ($71 million), and contract acquisition costs ($54 million). The following cash inflows partially offset these cash outflows: operating cash inflows ($885 million), increased borrowings related to the issuance of commercial paper ($397 million), common stock issuances ($99 million), loan collections and sales, net of loan advances ($89 million), other investing cash inflows ($18 million), and dispositions ($1 million).
The company expects investment spending for the 2011 fiscal year will total approximately $500 million to $600 million, including $50 million to $100 million for maintenance capital spending. Investment spending will also include other capital expenditures (including property acquisitions), loan advances, contract acquisition costs, and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information regarding year-to-date investment spending for the thirty-six week period ended September 9, 2011.
Timeshare Cash Flows
While our Timeshare segment historically generates positive operating cash flow, year-to-year cash flow varies based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We include timeshare reportable sales we finance in cash from operations when we collect cash payments. We show the net operating activity from our Timeshare segment (which does not include income from our Timeshare segment) in the following table. In the first three quarters of 2011 and 2010, new Timeshare segment mortgages totaled $171 million and $178 million, respectively, and collections totaled $224 million (which included collections on securitized notes of $155 million) and $248 million (which included collections on securitized notes of $164 million), respectively.

	Thirty-Six Weeks Ended
($ in millions)	September 9, 2011	September 10, 2010
Timeshare segment development less than cost of sales	$89	$83
Timeshare segment collections (net of new mortgages)	53	70
Financially reportable sales less than closed sales	4	30
Other cash inflows	12	30
Net cash inflows from Timeshare segment activity	$158	$213

See Footnote No. 10, “Long-term Debt,” for additional information on the failure of some Timeshare securitized notes receivable pools to perform within established parameters and the resulting redirection of cash flows. As of September 9, 2011, all 13 of our securitized notes receivable pools were in compliance with performance thresholds. During the fourth quarter of 2011, we anticipate that three pools will not meet performance thresholds, only one of which will cure by the end of the fourth quarter of 2011. We expect that for the 2011 fiscal year we will redirect approximately $3 million of cash flows as a result of notes receivable pools that did not perform within established parameters.
We estimate that the cash outflow associated with completing all phases of our existing portfolio of owned timeshare properties currently under development will be approximately $187 million. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed by 2016.
Contractual Obligations
There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2010 Form 10-K, other than those resulting from: (1) changes in the amount of outstanding debt; and (2) a new leasehold we acquired that we account for as a capital lease.
As of the end of the 2011 third quarter, debt had increased by $274 million to $3,103 million compared to $2,829 million at year-end 2010, and reflected a $403 million increase in commercial paper and other debt (which includes capital leases) increases of $57 million, partially offset by a $186 million decrease in non-recourse debt associated with previously securitized notes. At the end of the 2011 third quarter, future debt payments not including capital leases plus interest totaled $3,585 million and are due as follows: $92 million in 2011; $604 million in 2012; $637 million in 2013; $221 million in 2014; $514 million in 2015; and $1,517 million thereafter.
As further described in Footnote No. 18, “Leases,” future minimum lease payments associated with a capital lease entered into in 2011, for each of the next three years are as follows: $1 million in 2011; $2 million in each of 2012 and 2013; and $65 million in 2014.

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
As of the end of the 2011 third quarter, guarantees where we are the primary obligor had increased by $66 million to $265 million compared to $199 million at year-end 2010, and reflected a $40 million increase in debt service guarantees and a $26 million increase in operating profit guarantees. At the end of the 2011 third quarter, future guarantee commitment expirations are as follows: $10 million in 2011; $47 million in 2012; $25 million in 2013; $30 million in 2014; $15 million in 2015; and $138 million thereafter.
As of the end of the 2011 third quarter, guarantees where we are secondarily liable had decreased by $28 million to $157 million compared to $185 million at year-end 2010, and primarily reflected a $27 million decrease in guarantees associated with lease obligations and lifecare bonds. At the end of the 2011 third quarter, future guarantee commitment expirations are as follows: $15 million in 2011; $44 million in 2012; $44 million in 2013; $15 million in 2014; $15 million in 2015; and $24 million thereafter.
Share Repurchases
We purchased 36.5 million shares of our Class A Common Stock during the thirty-six weeks ended September 9, 2011, at an average price of $33.56 per share. See Part II, Item 2 of this Form 10-Q for additional information on our share repurchases. As of September 9, 2011, 12.4 million shares remained available for repurchase under authorizations from our Board of Directors.
Dividends
On February 11, 2011, our board of directors declared a quarterly cash dividend of $0.0875 per share, which was paid on April 1, 2011 to shareholders of record on February 25, 2011. On May 6, 2011, our board of directors declared a quarterly cash dividend of $0.10 per share, which was paid on June 24, 2011 to shareholders of record on May 20, 2011. On August 4, 2011, our board of directors declared a quarterly cash dividend of $0.10 per share, which was paid on September 16, 2011 to shareholders of record on August 18, 2011.
Planned Spin-Off
See Footnote No. 17, “Planned Spin-off,” earlier in this report for a discussion of our plans for a spin-off of our timeshare operations and timeshare development business. Additionally, we expect to incur spin-off transaction costs in the fourth quarter of 2011 which could be material.
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
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The planned spin-off could result in significant tax liability to us or our shareholders. The planned spin-off of our Timeshare division is conditioned upon our receipt of a private letter ruling from the IRS and an opinion from our tax counsel that the distribution of Marriott Vacations Worldwide Corporation common stock will not result in recognition, for U.S. federal income tax purposes, of income, gain or loss by us or our shareholders (except with respect to cash received in lieu of fractional shares of MVW common stock). Any private letter ruling and opinion that we receive will be subject to the continuing validity of any assumptions and representations reflected therein. In addition, an opinion from our tax counsel is not binding on the IRS or a court. Accordingly, even if we receive a private letter ruling and an opinion, the IRS could determine that the distribution of the MVW common stock is a taxable transaction and a court could agree with the IRS. If the distribution of the MVW common stock is a taxable transaction, we and our shareholders could have significant tax liabilities.
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
The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business. We currently operate or franchise hotels and resorts in 72 countries, and our operations outside the United States represented approximately 16 percent of our revenues in the 2011 third quarter. We expect that the international share of our total revenues will increase in future years. As a result, we are increasingly exposed to a number of challenges and risks associated with doing business outside the United States, including the following, any of which could reduce our revenues or profits, increase our costs, or disrupt our business: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. laws that affect the activities of U.S. companies abroad; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, including in the Middle East, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.
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
Disagreements with the owners of the hotels that we manage or franchise may result in litigation or may delay implementation of product or service initiatives. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the need for or payment for new product or service initiatives. Such disagreements may be more likely when hotel returns are weaker. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners but are not always able to do so. Failure to resolve such disagreements has resulted in litigation, and could do so in the future. If any such litigation results in a significant adverse judgment, settlement or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.
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
Our development activities expose us to project cost, completion, and resale risks. We develop new hotel, timeshare interval, fractional ownership, and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. As demonstrated by the 2009 and 2011 impairment charges associated with our Timeshare business, our ongoing involvement in the development of properties presents a number of risks, including that: (1) continued weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop could become less attractive due to further decreases in demand for residential, fractional or interval ownership, increases in mortgage rates and/or decreases in mortgage availability, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in further charges; (3) construction delays, cost overruns, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for these projects that are not pursued to completion.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased asPart of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That MayYet Be Purchased Under the Plans or Programs (1)
June 18, 2011-July 15, 2011	0.1	$33.86	0.1	30.3
July 16, 2011-August 12, 2011	15.1	31.17	15.1	15.2
August 13, 2011-September 9, 2011	2.8	26.98	2.8	12.4

(1)
On May 6, 2011, we announced that our Board of Directors increased, by 25 million shares, the authorization to repurchase our Class A Common Stock for a total outstanding authorization of approximately 34 million shares on that date. As of September 9, 2011, 12.4 million shares remained available for repurchase under those authorizations. We repurchase shares in the open market and in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Removed and Reserved

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

3.1	Restated Certificate of Incorporation of the Company.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(i) to our Form 8-K filed November 12, 2008 (File No. 001-13881).

10	U.S. $1,750,000,000 Second Amended and Restated Credit Agreement dated as of June 23, 2011 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed June 27, 2011 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the twelve and thirty-six weeks ended September 9, 2011, and September 10, 2010, respectively; (ii) the Condensed Consolidated Balance Sheets at September 9, 2011, and December 31, 2010; and (iii) the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 9, 2011, and September 10, 2010, respectively.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
7th day of October, 2011

/s/ Arne M. Sorenson
Arne M. Sorenson
President and Chief Operating Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President and
Chief Financial Officer