Form 10-K
period 2011-12-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2012-02-16
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (301) 380-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value (333,866,753 shares outstanding as of January 27, 2012)	New York Stock Exchange Chicago Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 17, 2011, was $9,196,335,195

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2012 Annual Meeting of Shareholders are incorporated by reference into
Part III of this report.

MARRIOTT INTERNATIONAL, INC.

FORM 10-K TABLE OF CONTENTS

FISCAL YEAR ENDED DECEMBER 30, 2011

Throughout this report, we refer to Marriott International, Inc., together with its subsidiaries, as “we,” “us,” or “the Company.” Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown in the table below, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-End Date	Fiscal Year	Fiscal Year-End Date
2011	December 30, 2011	2006	December 29, 2006
2010	December 31, 2010	2005	December 30, 2005
2009	January 1, 2010	2004	December 31, 2004
2008	January 2, 2009	2003	January 2, 2004
2007	December 28, 2007	2002	January 3, 2003

In addition, in order to make this report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” (iv) our properties, brands or markets in the United States and Canada as “North America” or “North American,” and (v) our properties, brands or markets outside of the United States and Canada as “International.”

PART I

Item 1.	Business.
We are a worldwide operator, franchisor, and licensor of hotels, corporate housing properties, and timeshare properties under numerous brand names at different price and service points. Consistent with our focus on management, franchising, and licensing, we own very few of our lodging properties. We also operate, market, and develop residential properties and provide services to home/condominium owner associations.
We were organized as a corporation in Delaware in 1997 and became a public company in 1998 when we were “spun off” as a separate entity by the company formerly named “Marriott International, Inc.”
On November 21, 2011 ("the spin-off date"), we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our wholly owned subsidiary Marriott Vacations Worldwide Corporation ("MVW"). Under license agreements with us, MVW is both the exclusive developer and operator of timeshare, fractional, and related products under the Marriott brand and the exclusive developer of fractional and related products under The Ritz-Carlton brand. We receive license fees under these licensing agreements.
Prior to the spin-off date, we developed, operated, marketed, and sold timeshare interval, fractional ownership, and residential properties as part of our former Timeshare segment. Because of our significant continuing involvement in MVW operations after the spin-off date (by virtue of the license and other agreements between us and MVW), our former Timeshare segment's historical financial results prior to the spin-off date will continue to be included in our historical financial results as a component of continuing operations. Following the spin-off, license fees associated with the timeshare business are included in "other unallocated corporate." See Footnote No. 17, "Spin-off," of the Notes to our Financial Statements included in this annual report for additional information on the spin-off.
At year-end 2011, our operations are grouped into four business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, and Luxury Lodging. The following table shows the percentage of 2011 total revenue from each of our lodging segments, as well as from unallocated corporate and our former Timeshare segment:

Segment	Percentage of 2011 Total Revenues
North American Full-Service Lodging Segment	44%
North American Limited-Service Lodging Segment	19%
International Lodging Segment	10%
Luxury Lodging Segment	14%
Former Timeshare Segment (1)	12%
Other unallocated corporate	1%
(1) Reflects revenue through the spin-off date

Our North American Full-Service and North American Limited-Service segments include properties located in the United States and Canada, our Luxury segment includes worldwide properties, and our International segment includes full-service and limited-service properties located outside the United States and Canada. Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include Marriott Conference Centers and JW Marriott, references to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn®.

Financial information by segment and geographic area for 2011, 2010, and 2009 appears in Footnote No. 16, “Business Segments,” of the Notes to our Financial Statements included in this annual report.

Lodging
We operate, franchise or license 3,718 lodging properties worldwide, with 643,196 rooms as of year-end 2011 inclusive of 32 home and condominium products (3,838 units) for which we manage the related owners’ associations. In addition, we provided 2,166 furnished corporate housing rental units, which are not included in the totals. We believe that our portfolio of lodging brands is the broadest of any company in the world. Our brands are listed in the following table:

• Marriott® Hotels & Resorts	• AC Hotels by Marriott
• JW Marriott®	• Marriott Vacation Club®
• Renaissance® Hotels	• The Ritz-Carlton Destination Club®
• Autograph Collection®	• The Ritz-Carlton Residences®
• Courtyard by Marriott® (“Courtyard”)	• Grand Residences by Marriott®
• Fairfield Inn & Suites by Marriott® (“Fairfield Inn & Suites”)
• SpringHill Suites by Marriott® (“SpringHill Suites”)
• Residence Inn by Marriott® (“Residence Inn”)
• TownePlace Suites by Marriott® (“TownePlace Suites”)
• Marriott ExecuStay®
• Marriott Executive Apartments®
• The Ritz-Carlton®
• Bulgari Hotels & Resorts®
• EDITION®

Company-Operated Lodging Properties
At year-end 2011, we operated 1,053 properties (277,526 rooms) under long-term management agreements with property owners, 43 properties (10,358 rooms) under long-term lease agreements with property owners (management and lease agreements together, “the Operating Agreements”), and 6 properties (1,155 rooms) as owned. The figures noted for properties operated under long-term management agreements include 32 home and condominium products (3,838 units) for which we manage the related owners’ associations.

Terms of our management agreements vary, but typically, we earn a management fee, which comprises a base management fee, which is a percentage of the revenues of the hotel, and an incentive management fee, which is based on the profits of the hotel. Our management agreements also typically include reimbursement of costs of operations (both direct and indirect). Such agreements are generally for initial periods of 20 to 30 years, with options for us to renew for up to 50 or more additional years. Our lease agreements also vary, but may include fixed annual rentals plus additional rentals based on a percentage of annual revenues in excess of a fixed amount. Many of the Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Additionally, many of our Operating Agreements permit the owners to terminate the agreement if certain performance metrics are not met and financial returns fail to meet defined levels for a period of time and we have not cured such deficiencies. In certain circumstances, some of our management agreements allow owners to convert company-operated properties to franchised properties.

For lodging facilities that we operate, we generally are responsible for hiring, training, and supervising the managers and employees required to operate the facilities and for purchasing supplies, costs of both for which we generally are reimbursed by the owners. We provide centralized reservation services and national advertising, marketing and promotional services, as well as various accounting and data processing services. We are also generally reimbursed by owners for the cost of providing these services.
Franchised, Licensed and Unconsolidated Joint Venture Lodging Properties
We have franchising, licensing, and joint venture programs that permit the use of many of our lodging brand names and systems by other hotel owners and operators as well as by MVW. Under the franchising program, we generally receive an initial application fee and continuing royalty fees, which typically range from four percent to six percent of room revenues for all brands, plus two percent to three percent of food and beverage revenues for certain full-service hotels. We are a partner in unconsolidated joint ventures that manage and/or franchise hotels, and we recognize our share of the joint ventures' net income or loss. Franchisees and joint ventures contribute to our national marketing and advertising programs and pay fees for use of our centralized reservation systems. Under license agreements with us, MVW is both the exclusive developer and operator of timeshare, fractional, and related products under the Marriott brand and the exclusive developer of fractional and related products under The Ritz-Carlton brand. We receive license fees under licensing agreements with MVW consisting of a fixed annual fee of $50 million plus two percent of the gross sales price paid to MVW for initial developer sales of interests in vacation ownership units and residential real estate units and one percent of the gross sales price paid to MVW for resales of interests in vacation ownership units and residential real estate units, in each case that are identified with or use the Marriott or Ritz-Carlton marks.
At year-end 2011, we had 2,467 franchised properties (332,636 rooms), 85 unconsolidated joint venture properties (8,721 rooms), and 64 timeshare, fractional and related properties (12,800 units).
Residential
We sell residential real estate in conjunction with luxury hotel development (Ritz-Carlton-Residential) and receive branding fees for sales of such branded residential real estate by others. Residences developed in conjunction with hotels are typically constructed and sold by hotel owners with limited amounts, if any, of our capital at risk. While the worldwide residential market is very large, the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make our residential properties distinctive.
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

Summary of Properties by Brand
At year-end 2011, we operated, franchised, or licensed the following properties by brand (excluding 2,166 corporate housing rental units):

	Company-Operated		Franchised / Licensed		Other (3)
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels & Resorts	138	71,751	184	56,075	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
JW Marriott	14	9,226	7	2,914	—	—
Renaissance Hotels	38	17,426	40	11,454	—	—
Renaissance ClubSport	—	—	2	349	—	—
Autograph Collection	—	—	17	5,207	—	—
The Ritz-Carlton	39	11,587	—	—	—	—
The Ritz-Carlton-Residential(1)	29	3,509	—	—	—	—
EDITION	—	—	—	—	—	—
Courtyard	282	44,250	523	69,163	—	—
Fairfield Inn & Suites	3	1,055	664	59,337	—	—
SpringHill Suites	34	5,311	251	28,155	—	—
Residence Inn	134	19,364	463	52,712	—	—
TownePlace Suites	29	3,086	171	16,962	—	—
Timeshare (2)	—	—	50	10,496	—	—
Total U.S. Locations	750	189,480	2,372	312,824	—	—

Non-U.S. Locations
Marriott Hotels & Resorts	135	40,701	35	10,327	—	—
JW Marriott	29	10,891	3	795	—	—
Renaissance Hotels	54	17,971	20	5,766	—	—
Autograph Collection	—	—	5	548	5	350
The Ritz-Carlton	39	11,996	—	—	—	—
The Ritz-Carlton-Residential (1)	3	329	—	—	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
EDITION	1	78	—	—	—	—
Bulgari Hotels & Resorts	2	117	—	—	—	—
Marriott Executive Apartments	22	3,601	1	99	—	—
AC Hotels by Marriott	—	—	—	—	80	8,371
Courtyard	59	12,784	49	8,522	—	—
Fairfield Inn & Suites	—	—	13	1,568	—	—
SpringHill Suites	—	—	2	299	—	—
Residence Inn	4	512	16	2,279	—	—
TownePlace Suites	—	—	1	105	—	—
Timeshare (2)	—	—	14	2,304	—	—
Total Non-U.S. Locations	352	99,559	159	32,612	85	8,721

Total	1,102	289,039	2,531	345,436	85	8,721

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out.

(3)	Properties are operated as part of unconsolidated joint ventures.

Summary of Properties by Country
At year-end 2011, we operated, franchised or licensed properties in the following 73 countries and territories (excluding 2,166 corporate housing rental units).

Country	Properties	Rooms
Americas
Argentina	1	318
Aruba	4	1,635
Bahamas	1	44
Barbados	1	118
Brazil	4	1,115
British Virgin Islands	1	58
Canada	67	13,698
Cayman Islands	3	772
Chile	2	485
Colombia	2	503
Costa Rica	5	1,039
Curaçao	2	484
Dominican Republic	2	445
Ecuador	2	401
El Salvador	1	133
Honduras	1	153
Jamaica	1	427
Mexico	19	4,728
Panama	3	757
Peru	1	300
Puerto Rico	6	1,971
Saint Kitts and Nevis	2	541
Suriname	1	140
Trinidad and Tobago	1	119
United States	3,122	502,304
U.S. Virgin Islands	5	1,095
Venezuela	3	688
Total Americas	3,263	534,471
United Kingdom and Ireland
Ireland	3	610
United Kingdom (England, Scotland, and Wales)	58	11,269
Total United Kingdom and Ireland	61	11,879

Middle East and Africa
Algeria	1	204
Bahrain	2	457
Egypt	7	3,430
Jordan	3	644
Kuwait	2	577
Oman	2	495
Pakistan	2	508
Qatar	6	1,509
Saudi Arabia	4	1,244
United Arab Emirates	8	1,563
Total Middle East and Africa	37	10,631
Asia
China	57	22,831
Guam	1	436
India	15	3,951
Indonesia	9	1,955
Japan	10	3,151
Malaysia	7	3,019
Philippines	2	657
Singapore	3	1,059
South Korea	5	1,751
Thailand	20	4,527
Vietnam	1	336
Total Asia	130	43,673
Australia	6	1,768
Continental Europe
Armenia	1	226
Austria	7	1,720
Belgium	5	881
Czech Republic	6	1,088
Denmark	1	401
France	16	3,664
Georgia	2	245
Germany	30	6,853
Greece	1	314
Hungary	4	892
Israel	1	342
Italy	21	3,301
Kazakhstan	3	465
Netherlands	3	945
Poland	2	754
Portugal	5	1,161
Romania	1	401
Russia	14	3,492
Spain	82	9,812
Sweden	2	406
Switzerland	6	1,181
Turkey	8	2,230
Total Continental Europe	221	40,774

Total	3,718	643,196

Descriptions of Our Brands

North American Full-Service Segment, North American Limited-Service Segment,
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

Typically, properties contain 300 to 700 well-appointed rooms, the Revive® bedding package, in-room high-speed Internet access, swimming pools, convention and banquet facilities, destination-driven restaurant and lounges, room service, concierge lounges, wireless Internet access in public places, and parking facilities. Seventeen properties have over 1,000 rooms. Many resort properties have additional recreational facilities, such as tennis courts, golf courses, additional restaurants and lounges, and spa facilities. New and renovated properties typically reflect the M.I. greatroomSM, a reinvented lobby featuring functional seating, state-of-the-art technology, and innovative food and beverage concepts in a stylish setting, as well as the new Marriott guest room, which features contemporary residential design, warm colors, rich woods and architectural detail, flat-screen high-definition televisions, “plug ‘n play” technology, and bathrooms reflecting spa-like luxury. At year-end 2011, there were 492 Marriott Hotels & Resorts properties (178,854 rooms), excluding JW Marriott and Marriott Conference Centers.

At year-end 2011, there were 10 Marriott Conference Centers (2,915 rooms) throughout the United States. Some of the centers are used exclusively by employees of sponsoring organizations, while others are marketed to outside meeting groups and individuals. In addition to the features found in a typical Marriott full-service property, the centers typically include expanded meeting room space, banquet and dining facilities, and recreational facilities.

JW Marriott is a global luxury brand made up of a collection of beautiful properties and resorts that cater to accomplished, discerning travelers seeking an elegant environment with discreet personal service. At year-end 2011, there were 53 properties (23,826 rooms) primarily located in gateway cities and upscale locations throughout the world. JW Marriott offers anticipatory service and exceptional amenities, many with world-class golf and spa facilities. In addition to the features found in a typical Marriott full-service property, the facilities and amenities at JW Marriott properties normally include larger guest rooms, higher end décor and furnishings, upgraded in-room amenities, upgraded executive lounges, business centers and fitness centers, and 24-hour room service.

Marriott Hotels & Resorts, Marriott Conference Centers, and JW Marriott Geographic Distribution at Year-End 2011	Properties
United States (42 states and the District of Columbia)	353	(142,881 rooms)
Non-U.S. (58 countries and territories)
Americas	46
Continental Europe	39
United Kingdom and Ireland	52
Asia	42
Middle East and Africa	18
Australia	5
Total Non-U.S.	202	(62,714 rooms)

Renaissance Hotels is a global, full-service lifestyle brand that targets business and leisure travelers who are discoverers at heart and who seek to live life to the fullest.

Renaissance Hotels properties are generally located in downtown locations of major cities, in suburban office parks, near major gateway airports, and in destination resorts. Renaissance hotels echo and embrace their locales—from historic icons, to modern boutiques to exotic resorts. Most properties contain from 250 to 500 rooms, featuring modern chic design, active restaurants and lounges, state-of-the-art technology, and inspiring meeting and banquet facilities. At year-end 2011, there were 154 Renaissance Hotels properties (52,966 rooms), including two Renaissance ClubSport properties (349 rooms).

Renaissance Hotels Geographic Distribution at Year-End 2011	Properties
United States (28 states and the District of Columbia)	80	(29,229 rooms)
Non-U.S. (33 countries and territories)
Americas	9
Continental Europe	32
United Kingdom and Ireland	4
Asia	26
Middle East and Africa	3
Total Non-U.S.	74	(23,737 rooms)

Autograph Collection. The Autograph Collection is our evolving ensemble of upper-upscale and luxury independent hotels located in major cities and desired destinations worldwide. Hotels are selected for their originality, rich character, and uncommon details. Autograph Collection hotels seek to reflect the adventurous spirit and uncompromising originality of the guests who seek them out. Properties in the Collection fall into a variety of hotel categories and guest experiences that provides the Collection the opportunity to attract new customers as they look for travel experiences our other brands do not offer. The Collection also enables our company to grow by attracting owners of high-quality hotels who benefit from a much stronger consumer offering through our leading reservations and marketing platforms, as well as our world-class rewards program. At year-end 2011, there were 27 Autograph Collection properties (6,105 rooms) operating in six countries and territories.

Autograph Collection Hotels Geographic Distribution at Year-End 2011	Properties
United States (11 states)	17	(5,207 rooms)
Non-U.S. (5 countries and territories)
Americas	1
Continental Europe	9
Total Non-U.S.	10	(898 rooms)

AC Hotels by Marriott. In 2011, we entered into joint ventures with AC Hotels of Spain to create the “AC Hotels by Marriott” co-brand. AC Hotels by Marriott is designed to attract the upper-moderate guest and features stylish, sleek designs with limited food and beverage offerings. AC Hotels typically contain 50 to 150 rooms and are located in destination, downtown, and suburban markets. Each hotel has its own unique style and character, but all feature the signature “AC Bed” with four large pillows and built-in reading light. Other hotel amenities include a mini-bar, 24-hour room service, laundry service, exclusive bathroom amenities, writing desk, and Wi-Fi. AC Hotels also feature “AC Fitness” centers with state-of-the-art exercise equipment and the “AC Lounge” where guests can relax and unwind. Small meeting rooms can be found in most hotels to enable guests to have private board meetings or intimate social gatherings. At year-end 2011, there were 80 AC Hotels by Marriott properties (8,371 rooms) in Spain, Italy, and Portugal.

Courtyard is our select-service hotel product for the upper-moderate price tier. Focused primarily on transient business travel, Courtyard hotels are designed to offer a refreshing environment to help guests stay connected, productive, and balanced, while accommodating their need for choice and control when traveling. The hotels typically contain 90 to 150 rooms in suburban locales and 140 to 340 rooms in downtown domestic and international locales. Well-landscaped grounds typically include a courtyard with a pool and outdoor social areas. Hotels feature functionally designed guest rooms and meeting rooms, free in-room high-speed Internet access, free wireless high-speed Internet access (Wi-Fi) in the lobby (in North America), a swimming pool, an exercise room, and The Market (a self-serve food store open 24 hours a day). While many hotels currently offer a breakfast buffet, the brand is transitioning to a new state-of-the-art lobby design and food and beverage concept. The multifunctional space enables guests to work, relax, eat, drink, and socialize at their own pace, taking advantage of enhanced technology and The Bistro’s breakfast and dinner offerings. The new, sophisticated lobby design is intended to keep Courtyard well positioned against its competition by providing better value through superior facilities, technology, and service to generate stronger connections with our guests. At year-end 2011, over half of our North American Courtyard hotels had completed the new lobby design. At year-end 2011, there were 913 Courtyards (134,719 rooms) operating in 37 countries and territories.

Courtyard Geographic Distribution at Year-End 2011	Properties
United States (49 states and the District of Columbia)	805	(113,413 rooms)
Non-U.S. (36 countries and territories)
Americas	35
Continental Europe	43
United Kingdom and Ireland	1
Asia	25
Middle East and Africa	3
Australia	1
Total Non-U.S.	108	(21,306 rooms)

Fairfield Inn & Suites (which includes Fairfield Inn) competes in the moderate-price tier and is targeted primarily at value-conscious business travelers. A typical Fairfield Inn & Suites or Fairfield Inn property has 60 to 140 rooms in suburban locations and up to 200 rooms in urban destinations. Fairfield Inn & Suites offers a wide range of amenities, including free in-room high-speed Internet access and free Wi-Fi access in the lobby, on-site business services (copying, faxing, and printing), a business center/lobby computer with Internet access and print capability, complimentary continental breakfast buffet, The Market (a self-serve food store open 24 hours a day, at most locations), exercise facilities (at most locations), and a swimming pool. Additionally, suite rooms (approximately 25 percent of the rooms at a typical Fairfield Inn & Suites) provide guests with separate areas for sleeping, working, and relaxing as well as in-room amenities including a microwave and refrigerator. At year-end 2011, there were 431 Fairfield Inn & Suites properties and 249 Fairfield Inn properties (61,960 rooms total), operating in the United States, Canada, and Mexico.

Fairfield Inn & Suites and Fairfield Inn Geographic Distribution at Year-End 2011	Properties
United States (49 states and the District of Columbia)	667	(60,392 rooms)
Non-U.S. Americas (Canada and Mexico)	13	(1,568 rooms)

SpringHill Suites is our all-suite brand in the upper-moderate-price tier primarily targeting business travelers who are looking for extra space and style with a great value. SpringHill Suites properties typically have 90 to 165 suites that have approximately 25 percent more space than a traditional hotel guest room with separate areas for sleeping, working, and relaxing. The brand offers a broad range of amenities, including free in-room high-speed Internet access and free Wi-Fi access in the lobby, The Market (a self-serve food store open 24 hours a day), complimentary hot breakfast buffet, lobby computer and on-site business services (copying, faxing, and printing), exercise facilities, and a swimming pool. At year-end 2011, there were 285 properties (33,466 rooms) located in the United States and 2 properties (299 rooms) in Canada.

Residence Inn is North America’s leading upscale extended-stay hotel brand designed for business and leisure travelers staying five or more nights. Residence Inn provides upscale design and style with spacious suites that feature separate living, sleeping, and working areas, as well as kitchens with full-size appliances. Guests can maintain their own pace and routines through free in-room high-speed Internet access and free Wi-Fi access in the lobby, on-site exercise options, and comfortable places to work or relax. Additional amenities include free hot breakfast and evening social events, free grocery shopping services, 24-hour friendly and knowledgeable staffing, and laundry facilities. At year-end 2011, there were 617 Residence Inn properties (74,867 rooms) located in the United States, Canada, Costa Rica, United Kingdom, and Germany.

Residence Inn Geographic Distribution at Year-End 2011	Properties
United States (47 states and the District of Columbia)	597	(72,076 rooms)
Non-U.S. Americas (4 countries and territories)
Americas	18
Continental Europe	1
United Kingdom and Ireland	1
Total Non-U.S.	20	(2,791 rooms)

TownePlace Suites is a moderately priced extended-stay hotel brand that is designed to appeal to business and leisure travelers who stay for five nights or more. Designed for the self-sufficient, value-conscious traveler, each suite generally provides functional spaces for living and working, including a full kitchen and a home office. TownePlace Suites associates provide insightful local knowledge, and each hotel specializes in delivering service that helps guests settle in, maintain their day-to-day routine, and connect to the local area. Additional amenities include housekeeping services, breakfast, on-site exercise facilities, a pool, 24-hour staffing, free in-room high-speed Internet access and free Wi-Fi access in the lobby, and laundry facilities. At year-end 2011, 200 TownePlace Suites properties (20,048 rooms) were located in 42 states.

Marriott ExecuStay provides furnished corporate apartments primarily for long-term stays nationwide. ExecuStay owns no residential real estate and provides units primarily through short-term lease agreements with apartment owners and managers and franchise agreements. At year-end 2011, Marriott leased approximately 2,200 apartments and our 11 franchisees leased approximately 2,500 apartments. Apartments are located in 43 different markets in the United States, of which 34 are franchised.

Marriott Executive Apartments provide temporary housing (“Serviced Apartments”) for business executives and others who need quality accommodations outside their home country, usually for 30 or more days. These full-service apartments are designed with upscale finishes and a wide variety of amenities including a 24-hour front desk, housekeeping services and on-site laundry facilities. With all the space of a high-end apartment and all the services of Marriott's skilled staff, Marriott Executive Apartments offers a truly unique solution for long-term international guests. At year-end 2011, 21 Marriott Executive Apartments and two other Serviced Apartments properties (3,700 rooms total) were located in 16 countries and territories. All Marriott Executive Apartments are located outside the United States.

Luxury Segment Lodging Products

The Ritz-Carlton is a leading global luxury lifestyle brand, comprised of hotels and resorts renowned for their extraordinary locations, inspired design, and legendary service. The Ritz-Carlton properties include elegant spa and wellness facilities, restaurants led by celebrity chefs, championship golf courses, and The Ritz-Carlton Club® Level. Established in 1983 and acquired by Marriott International in 1995, the Ritz-Carlton is a highly reputable, award-winning organization and the only service company to have twice earned the prestigious Malcolm Baldrige National Quality Award.

The Ritz-Carlton Geographic Distribution at Year-End 2011 (1)	Properties
United States (16 states and the District of Columbia)	68	(15,096 rooms)
Non-U.S. (26 countries and territories)
Americas	9
Continental Europe	7
United Kingdom and Ireland	1
Asia	20
Middle East and Africa	9
Total Non-U.S.	46	(12,904 rooms)

(1)	Includes 32 home and condominium projects (3,838 units) for which we manage the related owners’ associations.

Bulgari Hotels & Resorts. Through a joint venture with Italian jeweler and luxury goods designer Bulgari SpA, we operate distinctive luxury hotel properties in prime locations under the name Bulgari Hotels & Resorts. At year-end 2011, we operated the Bulgari Milano Hotel (58 rooms), in Milan, Italy, and the Bulgari Bali Resort, which features 59 private villas, two restaurants, and comprehensive spa facilities. We also operate two restaurants in Tokyo, Japan, which are co-located with two Bulgari retail stores. The properties are designed by renowned Italian designer Antonio Citterio and the furnishings and detailing embody the idea of contemporary luxury. Upcoming openings include a hotel in London in 2012 and other projects are currently in various stages of development in Europe, Asia, the Middle East and North America.

EDITION. In 2007, we entered into an agreement with hotel innovator Ian Schrager to create next-generation lifestyle boutique hotels to be designed by Schrager and operated by Marriott. The EDITION brand offers a personal, intimate, individualized, and unique lodging experience on a global scale. At year-end 2011, the brand operates an award-winning 78-room hotel in Istanbul, Turkey and is scheduled to open hotels in London (2012), Miami Beach (2013), New York (2014), and Abu Dhabi (2015), with other projects under development in key locations around the world.

Licensed Timeshare Brands

Prior to the spin-off date, we developed, operated, marketed, and sold timeshare interval, fractional ownership, and residential properties as part of our former Timeshare segment under four brand names - Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott. In conjunction with the spin-off of our timeshare operations and timeshare development business, we entered into licensing agreements with MVW for MVW’s use of the Marriott timeshare and Ritz-Carlton fractional brands.

Under the licensing agreements, MVW is the exclusive worldwide developer, marketer, seller and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. They are also the exclusive global developer, marketer and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand. Ritz-Carlton generally provides on-site management for Ritz-Carlton branded properties. We receive license fees under the licensing agreements with MVW.

Many resorts are located adjacent to company-operated hotels, such as Marriott Hotels & Resorts and The Ritz-Carlton, and owners have access to certain hotel facilities during their vacation.

Brands licensed by us to MVW are as follows:
The Marriott Vacation Club brand is MVW's signature offering in the upscale tier of the vacation ownership industry. Marriott Vacation Club resorts typically combine many of the comforts of home, such as spacious accommodations with one-, two- and three- bedroom options, living and dining areas, in-unit kitchens and laundry facilities, with resort amenities such as large feature swimming pools, restaurants and bars, convenience stores, fitness facilities and spas, as well as sports and recreation facilities appropriate for each resort's unique location.
Grand Residences by Marriott is an upscale tier vacation ownership and whole ownership residence brand. MVW's vacation ownership products under this brand include multi-week ownership interests. The ownership structure and physical products for these locations are similar to those MVW offers to Marriott Vacation Club owners, although the time period for each Grand Residences by Marriott ownership interest ranges between three and 13 weeks. MVW also offers whole ownership residential products under this brand.
The Ritz-Carlton Destination Club brand is MVW's vacation ownership offering in the luxury tier of the industry. The Ritz-Carlton Destination Club provides luxurious vacation experiences commensurate with The Ritz-Carlton brand. Ritz-Carlton Destination Club resorts typically feature two-, three- and four- bedroom units that generally include marble foyers, walk-in closets and custom kitchen cabinetry, and luxury resort amenities such as large feature pools and full-service restaurants and bars. We deliver on-site services, which usually include daily maid service, valet, in-residence dining, and access to fitness facilities as well as spa and sports facilities as appropriate for each destination, through our Ritz-Carlton subsidiary.
The Ritz-Carlton Residences brand is a whole ownership residence brand in the luxury tier of the industry. The Ritz-Carlton Residences include whole ownership luxury residential condominiums and home sites for luxury home construction co-located with certain Ritz-Carlton Destination Club resorts. Owners can typically purchase condominiums that vary in size from one-bedroom apartments to spacious penthouses. Ritz-Carlton Residences are situated in settings ranging from city center locations to golf and beach communities with private homes where residents can avail themselves of the services and facilities on an a la carte basis that are associated with the co-located Ritz-Carlton Destination Club resort. On-site services are delivered by Ritz-Carlton. While the worldwide residential market is very large, the luxurious nature of the Ritz-Carlton Residences properties, the quality and exclusivity associated with the Ritz-Carlton brand, and the hospitality services that are provided all make Ritz-Carlton Residences properties distinctive.

MVW offers Marriott Rewards® Points and Ritz-Carlton Rewards® Points to its owners or potential owners as sales, tour, and financing incentives, in exchange for vacation ownership usage rights, for customer referrals, and to resolve customer service issues. These points are purchased from the Marriott Rewards and Ritz-Carlton Rewards programs.
At year-end 2011, MVW operated 64 properties, primarily in the United States, but also in other countries and territories.

Other Activities
At year-end 2011, Marriott Golf managed 44 golf course facilities as part of our management of hotels and for other golf course owners.

At year-end 2011, we operated 15 system-wide hotel reservation centers, eight in the United States and Canada and seven in other countries and territories, which handle reservation requests for our lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and lease the others.

At year-end 2011, we had six credit card programs in the United States, Canada, and the United Kingdom, which include both Marriott Rewards and The Ritz-Carlton Rewards credit cards. We earn licensing fees based on card usage, and the cards are designed to encourage loyalty to our brands.

We focus on increasing value for the consumer and “selling the way the customer wants to buy.” Our Look No Further® Best Rate Guarantee gives customers access to the same rates whether they book through our telephone reservation system, our website, or any other Marriott reservation channel. Also key to our success is our strong Marriott Rewards program, our Ritz-Carlton Rewards program, and our information-rich and easy-to-use Marriott.com website.

With 75 percent of our guests saying they use our website when planning or booking their stays and with nearly $7 billion in annual property-level gross revenues, Marriott.com is one of the largest online retail sites in the world based on sales. In 2011, we introduced a number of new digital innovations, including a new mobile booking experience. We made improvements to the Marriott.com booking, search, and online Marriott Rewards experience that are designed to generate more revenue, further reduce booking costs, and make it even easier for our customers to do business with us. We are also a founding venture partner along with five other major hotel chains in the establishment of Roomkey.com, a new industry online referral and lead generation site. Roomkey.com will allow consumers to research hotel options across multiple brands and when a Roomkey.com customer selects a Marriott branded hotel, the customer books directly on Marriott.com. As a result, we expect Roomkey.com will drive new business to Marriott.com with a more cost-effective and efficient business model for properties in our system than other online travel sites.

Our sales deployment strategy aligns our sales efforts around customer needs, reducing duplication of sales efforts, and enabling coverage for a larger number of accounts. We consider our new organization to be a key competitive advantage for Marriott. The deployment rollout, which began in late 2007, was completed in June 2011. Our reservation system manages and controls inventory availability and pricing set by our hotels and allows us to utilize online and offline agents where cost effective. With over 3,700 properties in our system, economies of scale enable us to minimize costs per occupied room, drive profits for our owners and franchisees, and enhance our fee revenue. In 2011, we also implemented innovative technology solutions, including our Retail Pricing Optimizer tool ("RPO") and our High Performance Pricing tool ("HPP"). RPO determines optimal transient retail (benchmark) rates for hotels using an analytically-driven and market-based methodology. We believe this technology provides a competitive advantage in pricing decisions, increases efficiency in analysis and decision making, and produces increased property level revenue for transient retail and associated segments. HPP enables hotels to more effectively manage the rate set up and modification processes using web-based functionality. The streamlined process provides for greater pricing flexibility, reduces time spent on rate program creation and maintenance, and increases the speed to market of new products and services.

As further discussed in Part I, Item 1A “Risk Factors” later in this report, in conducting our business, we utilize sophisticated technology and systems, including those used for our reservation, revenue management and property management systems, and our Marriott Rewards and The Ritz-Carlton Rewards programs. We also make certain technologies available to our guests. Keeping pace with developments in technology is important for our operations and our competitive position. Furthermore, the integrity and protection of customer, employee, and company data is critical to us as we use such data for business decisions and to maintain operational efficiency.

Building on more than 20 years of energy conservation experience, we are committed to protecting the environment. Our “Spirit to Preserve®” environmental strategy calls for: greening our multi-billion dollar supply chain; further reducing fuel and water consumption; expanding our portfolio of green hotels and buildings; educating and inspiring employees and guests to support the environment; and investing in innovative, large-scale conservation projects worldwide.

We were the first in the hospitality industry to launch a series of green hotel prototypes that have been pre-approved by U.S. Green Building Council (“USGBC”) as part of its Leadership in Energy and Environment Design (“LEED”) Volume program, meaning that any hotel that follows these plans will earn basic LEED certification, or possibly higher, upon final

USGBC approval while also reducing energy and water consumption up to 25 percent. We are also developing a portfolio of newly designed "green" Fairfield Inn properties in Brazil. The U.S. Travel Association confirms that travelers place the importance of supporting environmentally responsible travel service suppliers as a necessity, even in an economic downturn.

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

Competition
We encounter strong competition both as a lodging operator and as a franchisor. We believe that by operating a number of hotels among our brands that address different price and service points, we stay in direct touch with customers and react to changes in the marketplace more quickly than chains that rely exclusively on franchising. There are approximately 900 lodging management companies in the United States, including approximately 20 that operate more than 100 properties. These operators are primarily private management firms, but also include several large national chains that own and operate their own hotels and also franchise their brands. Our management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

During the recent recession we experienced significant reductions in demand for hotel rooms and timeshare products, particularly in 2009, and we took steps to reduce operating costs and improve efficiency. Due to the competitive nature of our industry, we focused these efforts on areas that had limited or no impact on the guest experience. While demand trends globally improved in 2010 and 2011, additional cost reductions could become necessary to preserve operating margins if demand trends reverse, but we would expect to implement any such efforts in a manner designed to maintain customer loyalty, owner preference, and associate satisfaction, to help maintain or increase our market share.

Affiliation with a national or regional brand is prevalent in the U.S. lodging industry, and we believe that brand recognition is a method of competition in the industry. In 2011, approximately 69 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is concentrated, with the six largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.

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

Properties that we operate, franchise or license are regularly upgraded to maintain their competitiveness. Most of our management agreements provide for the allocation of funds, generally a fixed percentage of revenue, for periodic renovation of buildings and replacement of furnishings. These ongoing refurbishment programs, along with periodic brand initiatives, are generally adequate to preserve or enhance the competitive position and earning power of the hotels and timeshare properties. Competitor hotels converting to one of Marriott’s brands typically complete renovations as needed in conjunction with the conversion.

Marriott Rewards and The Ritz-Carlton Rewards are our frequent guest programs with over 38 million members and 13 participating brands. In addition, MVW and other program partners are able to participate in the Marriott Rewards and The Ritz-Carlton Rewards programs. The rewards programs yield repeat guest business by rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 35 participating airline programs. We believe that our rewards programs generate substantial repeat business that might otherwise go to competing hotels. In 2011, approximately 50 percent of our room nights were purchased by rewards program members. We continue to enhance our rewards program offerings and specifically and strategically market to this large and growing customer base. Our loyal rewards member base provides a low cost and high impact vehicle for our revenue generation efforts. See the "Our Rewards Programs" caption in Footnote No. 1 "Summary of Significant Accounting Policies" for additional information.

Employee Relations
At year-end 2011, we had approximately 120,000 employees, approximately 7,800 of whom were represented by labor unions. We believe relations with our employees are positive.

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

Internet Address and Company SEC Filings
Our Internet address is Marriott.com. On the investor relations portion of our website, Marriott.com/investor, we provide a link to our electronic filings with the U.S. Securities and Exchange Commission (the "SEC"), including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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
Our industry is highly competitive, which may impact our ability to compete successfully with other hotel properties for customers. We generally operate in markets that contain numerous competitors. Each of our hotel brands competes with major hotel chains in national and international venues and with independent companies in regional markets. Our ability to remain competitive and to attract and retain business and leisure travelers depends on our success in distinguishing the quality, value, and efficiency of our lodging products and services from those offered by others. If we cannot compete successfully in these areas, this could limit our operating margins, diminish our market share, and reduce our earnings.
General economic uncertainty and weak demand in the lodging industry could continue to impact our financial results and growth. Weak economic conditions in the United States, Europe and much of the rest of the world and the uncertainty over the duration of these conditions could continue to have a negative impact on the lodging industry. As a result of current economic conditions, we continue to experience weakened demand for our hotel rooms, particularly in some markets. Recent improvements in demand trends globally may not continue, and our future financial results and growth could be further harmed or constrained if the recovery stalls or conditions worsen.
Operational Risks
Premature termination of our management or franchise agreements could hurt our financial performance. Our hotel management and franchise agreements may be subject to premature termination in certain circumstances, such as the bankruptcy of a hotel owner or franchisee, or a failure under some agreements to meet specified financial or performance criteria that are subject to the risks described in this section, which the Company fails or elects not to cure. A significant loss of agreements due to premature terminations could hurt our financial performance or our ability to grow our business.
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
The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business. We currently operate or franchise hotels and resorts in 73 countries, and our operations outside the United States represented approximately 16 percent of our revenues in 2011. We expect that the international share of our total revenues will increase in future years. As a result, we are increasingly exposed to a number of challenges and risks associated with doing business outside the United States, including the following, any of which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions or otherwise disrupt our business: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with laws that affect the activities of companies abroad including U.S. and other jurisdictions' anti-corruption laws, currency regulations and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, including in the Middle East, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.
Our new programs and new branded products may not be successful. We cannot assure that our recently launched EDITION, Autograph Collection and AC Hotels by Marriott brands or any new programs or products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, man-made disasters such as the recent oil spill in the Gulf of Mexico and, more recently, the aftermath of the earthquake and tsunami in Japan, and the spread of contagious diseases, such as H1N1 Flu, Avian Flu, and SARS, in locations where we own, manage or franchise significant properties, and areas of the world from which we draw a large number of customers could cause a decline in the level of business and leisure travel and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest or civil strife, such as recent events in Egypt, Libya and Bahrain, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits.
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
Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of these brands could have an adverse impact on our market share, reputation, business, financial condition or results of operations. Events that may be beyond our control could affect the reputation of one or more of our properties or more generally impact the reputation of our brands. If the reputation or perceived quality of our brands declines, our market share, reputation, business, financial condition or results of operations could be affected.
Actions by our franchisees and licensees could adversely affect our image and reputation.  We franchise and license many of our brand names and trademarks to third parties in connection with lodging, timeshare and residential services.  Under the terms of their agreements with us, our franchisees and licensees interact directly with customers and other third parties under our brand and trade names.  If these franchisees or licensees fail to maintain or act in accordance with applicable brand standards, experience operational problems, or project a brand image inconsistent with ours, our image and reputation could suffer.  Although our franchise and license agreements provide us with recourse and remedies in the event of a breach by the franchisee or licensee, including termination of the agreements under certain circumstances, pursuing any such recourse, remedy or termination could be expensive and time consuming.  In addition, while we believe that our contractual termination rights are strong, we cannot assure you that a court would ultimately enforce those rights in every instance.
Damage to, or losses involving, properties that we own, manage or franchise may not be covered by insurance. We have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, or liabilities that result from breaches in the security of our information systems may be uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of hotel owners or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt, or other financial obligations related to the property.
Development and Financing Risks
While we are predominantly a manager and franchisor of hotel properties, our hotel owners depend on capital to buy, develop, and improve hotels, and our hotel owners may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and improvement of existing hotels by our current and potential hotel owners depends in large measure on capital markets and liquidity factors, over which we can exert little control. Instability in the financial markets and the difficulty of obtaining financing on attractive terms, or at all, continues to constrain the capital markets for hotel and real estate investments. In addition, owners of existing hotels that we franchise or manage may have difficulty meeting required debt service payments or refinancing loans at maturity.
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
Our development activities expose us to project cost, completion, and resale risks. We develop new hotel and residential properties, and previously developed timeshare interval and fractional ownership properties, both directly and through partnerships, joint ventures, and other business structures with third parties. As demonstrated by the 2009 and 2011 impairment charges associated with our former Timeshare business, our ongoing involvement in the development of properties presents a number of risks, including that: (1) continued weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop could become less attractive due to further decreases in demand for residential, increases in mortgage rates and/or decreases in mortgage availability, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in further charges; (3) construction delays, cost overruns, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for these projects that are not pursued to completion.
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
Risks associated with development and sale of residential properties that are associated with our lodging properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, through noncontrolling interests and/or licensing fees, in the development and sale of residential properties associated with our brands, including luxury residences and condominiums under our Ritz-Carlton and Marriott brands. Such projects pose additional risks beyond those generally associated with our lodging businesses, which may reduce our profits or compromise our brand equity, including the following:

•
The continued weakness in residential real estate and demand generally will continue to reduce our profits and could result in losses on residential sales, increase our carrying costs due to a slower pace of sales than we anticipated, and could make it more difficult to convince future hotel development partners of the value added by our brands;

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
Technology, Information Protection, and Privacy Risks
A failure to keep pace with developments in technology could impair our operations or competitive position. The lodging industry continues to demand the use of sophisticated technology and systems, including those used for our reservation, revenue management and property management systems, our Marriott Rewards and The Ritz-Carlton Rewards programs, and technologies we make available to our guests. These technologies and systems must be refined, updated, and/or replaced with more advanced systems on a regular basis. If we are unable to do so as quickly as our competitors or within budgeted costs and time frames, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.
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
Failure to maintain the integrity of internal or customer data could result in faulty business decisions, operational inefficiencies, damage of reputation and/or subject us to costs, fines, or lawsuits. Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems that we maintain and in those maintained by third parties with whom we contract to provide services, including in areas such as human resources outsourcing, website hosting, and email marketing. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment as well as the requirements imposed on us by the payment card industry surrounding information, security and privacy is also increasingly demanding, in both the United States and other jurisdictions in which we operate. Our systems may be unable to satisfy changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Our information systems and records, including those we maintain with our service providers, may be subject to security breaches, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.
Early in 2011, we were notified by Epsilon, a marketing vendor used by the Company to manage customer emails, that an unauthorized third party gained access to a number of Epsilon’s accounts including the Company’s email list. Epsilon has stated that the unauthorized person(s) had access only to names and email addresses of the Company’s customers and did not have access to other customer information, such as physical addresses, loyalty program point balances, account logins and passwords, credit card information or other personal data. We have informed our affected customers of the breach and that it may result in receiving unsolicited emails.
Changes in privacy law could adversely affect our ability to market our products effectively. We rely on a variety of direct marketing techniques, including email marketing, online advertising, and postal mailings. Any further restrictions in laws such as the CANSPAM Act, and various U.S. state laws, or new federal laws, regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of certain products. We also obtain access to potential customers from travel service providers or other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.
Other Risks
Changes in tax and other laws and regulations could reduce our profits or increase our costs. Our businesses are subject to regulation under a wide variety of laws, regulations and policies in jurisdictions around the world. In response to the recent economic crisis and the recent recession, we anticipate that many of the jurisdictions in which we do business continue to review tax and other revenue raising laws, regulations and policies, and any resulting changes could impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations significantly increase the tax rates on non-U.S. income, our effective tax rate could increase and our profits could be reduced. If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.
The spin-off could result in significant tax liability to us and our shareholders. Although we received a private letter ruling from the IRS and an opinion from our tax counsel confirming that the distribution of Marriott Vacations Worldwide Corporation ("MVW") common stock will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss to us or our shareholders (except to the extent of cash received in lieu of fractional shares of MVW common stock), the private letter ruling and opinion that we received are subject to the continuing validity of any assumptions and representations reflected therein. In addition, an opinion from our tax counsel is not binding on the IRS or a court. Moreover, certain future events that may or may not be within our control, including certain extraordinary purchases of our stock or MVW's stock, could cause the distribution not to qualify as tax-free. Accordingly, the IRS could determine that the distribution of the MVW common stock is a taxable transaction and a court could agree with the IRS. If the distribution of the MVW common stock is determined to be taxable for U.S. federal income tax purposes, we and our shareholders who received shares of MVW common stock in the spin-off could incur significant tax liabilities. Under the tax sharing and indemnification agreement that we entered into with MVW, we are entitled to indemnification from MVW for certain taxes and related losses resulting from the failure of the distribution of MVW common stock to qualify as tax-free as a result of (i) any breach by MVW or its subsidiaries of the covenants regarding the preservation of the tax-free status of the distribution, (ii) certain acquisitions of equity securities or assets of MVW or its subsidiaries, and (iii) any breach by MVW or its subsidiaries of certain representations in the documents submitted to the IRS and the separation documents relating to the spin-off. If, however, the distribution fails to qualify as a tax-free transaction for reasons other than those specified in the indemnification provisions of the tax sharing and indemnification agreement, liability for any resulting taxes related to the distribution will be apportioned between us and MVW based on our relative fair market values.
The spin-off might not produce the cash tax benefits we anticipate. In connection with the spin-off, we completed an internal reorganization, which included transactions that have been structured in a manner that are expected to result, for U.S. federal income tax purposes, in our recognition of built-in losses in properties used in the North American and Luxury segments of the Timeshare division. The recognition of these built-in losses and corresponding tax deductions are expected to generate significant cash tax benefits for us. Although we received a private letter ruling from the IRS and an opinion from our tax counsel confirming that these built-in losses will be recognized and deducted by us, the private letter ruling and opinion that we received are subject to the continuing validity of any assumptions and representations reflected therein. Accordingly, the IRS could determine that the built-in losses should not be recognized or deductions for such losses should be disallowed and a court could agree with the IRS. If we are unable to deduct these losses for U.S. federal income tax purposes, and, instead, the tax basis of the properties that is attributable to the built-in losses is available to MVW and its subsidiaries, MVW has agreed, pursuant to the tax sharing and indemnification agreement, to indemnify us for certain tax benefits that we otherwise would have recognized if we were able to deduct such losses. For additional information on the cash tax benefits anticipated, see the "Liquidity and Capital Resources" caption within Part II Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report.
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
Delaware law and our governing corporate documents contain, and our Board of Directors could implement, anti-takeover provisions that could deter takeover attempts. Under the Delaware business combination statute, a stockholder holding 15 percent or more of our outstanding voting stock could not acquire us without Board of Director consent for at least three years after the date the stockholder first held 15 percent or more of the voting stock. Our governing corporate documents also, among other things, require supermajority votes in connection with mergers and similar transactions. In addition, our Board of Directors could, without stockholder approval, implement other anti-takeover defenses, such as a stockholder’s rights plan.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Company-operated properties are described in Part I, Item 1. “Business,” earlier in this report. We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. Most of our regional offices and reservation centers, both domestically and internationally, are located in leased facilities. We also lease space in a number of buildings with combined space of approximately 1.1 million square feet in Maryland where our corporate and Ritz-Carlton headquarters are located.

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

Item 4.	Mine Safety Disclosures.
Not applicable.

Executive Officers of the Registrant

See Part III, Item 10 of this report for information about our executive officers.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

The range of prices of our common stock and cash dividends declared per share for each quarterly period within the last two years are shown in the following table and have not been adjusted for the impact of the spin-off. See Footnote No. 17, "Spin-off," of the Notes to our Financial Statements included in this annual report for additional information on the spin-off.

		Stock Price		Dividends Declared Per Share
		High	Low
2010	First Quarter	$31.24	$25.63	$0.0400
	Second Quarter	38.15	30.44	0.0400
	Third Quarter	36.39	28.94	0.0400
	Fourth Quarter	42.68	34.51	0.0875

		Stock Price		Dividends Declared Per Share
		High	Low
2011	First Quarter	$42.78	$36.24	$0.0875
	Second Quarter	38.52	32.92	0.1000
	Third Quarter	37.90	25.92	0.1000
	Fourth Quarter	33.57	25.49	0.1000

At January 27, 2012, there were 333,866,753 shares of Class A Common Stock outstanding held by 42,086 shareholders of record. Our Class A Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. The fiscal year-end closing price for our stock was $29.17 on December 30, 2011, and $41.54 on December 31, 2010. All prices are reported on the consolidated transaction reporting system.

Fourth Quarter 2011 Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 10, 2011-October 7, 2011	2.0	$27.77	2.0	10.4
October 8, 2011-November 4, 2011	—	—	—	10.4
November 5, 2011-December 2, 2011	1.1	28.88	1.1	9.3
December 3, 2011-December 30, 2011	3.8	29.28	3.8	5.5

(1)
As of year-end 2011, 5.5 million shares remained available for repurchase under authorizations previously approved by our Board of Directors. We repurchase shares in the open market and in privately negotiated transactions. On February 10, 2012, we announced that our Board of Directors increased, by 35 million shares, the authorization to repurchase our Class A Common Stock.

Amounts in the preceding table have not been adjusted for the impact of the spin-off. See Footnote No. 17, "Spin-off," of the Notes to our Financial Statements included in this annual report for additional information on the spin-off.

Item 6.	Selected Financial Data.
The following table presents a summary of selected historical financial data for the Company derived from our financial statements as of and for our last ten fiscal years.

Since the information in this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements in our Form 10-K for each respective year for more detailed information including, among other items, restructuring costs and other charges incurred in 2008 and 2009, timeshare strategy - impairment charges incurred in 2009 and 2011, and the spin-off of the timeshare operations and timeshare development business in 2011. For periods prior to the spin-off date, the former Timeshare segment continues to be included in Marriott's historical financial results as a component of continuing operations because of Marriott's significant continuing involvement in MVW future operations.

	Fiscal Year (1)
($ in millions, except per share data)	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
Income Statement Data:
Revenues (2)	$12,317	$11,691	$10,908	$12,879	$12,990	$11,995	$11,129	$9,778	$8,712	$8,222
Operating income (loss) (2)	$526	$695	$(152)	$765	$1,183	$1,089	$671	$579	$476	$448
Income (loss) from continuing operations attributable to Marriott	$198	$458	$(346)	$359	$697	$712	$543	$487	$380	$365
Cumulative effect of change in accounting principle (3)	—	—	—	—	—	(109)	—	—	—	—
Discontinued operations (4)	—	—	—	3	(1)	5	126	109	122	(88)
Net income (loss) attributable to Marriott	$198	$458	$(346)	$362	$696	$608	$669	$596	$502	$277
Per Share Data:
Diluted earnings (losses) per share from continuing operations attributable to Marriott shareholders (7)	$0.55	$1.21	$(0.97)	$0.97	$1.73	$1.64	$1.16	$1.01	$0.76	$0.71
Diluted losses per share from cumulative effect of accounting change (7)	—	—	—	—	—	(0.25)	—	—	—	—
Diluted earnings (losses) per share from discontinued operations attributable to Marriott shareholders (7)	—	—	—	0.01	—	0.01	0.27	0.22	0.25	(0.17)
Diluted earnings (losses) per share attributable to Marriott shareholders (7)	0.55	1.21	(0.97)	0.98	1.73	1.40	1.43	1.23	1.01	0.54
Cash dividends declared per share (7)	0.3875	0.2075	0.0866	0.3339	0.2844	0.2374	0.1979	0.1632	0.1459	0.1360
Balance Sheet Data (at year-end):
Total assets	$5,910	$8,983	$7,933	$8,903	$8,942	$8,588	$8,530	$8,668	$8,177	$8,296
Long-term debt	1,816	2,691	2,234	2,975	2,790	1,818	1,681	836	1,391	1,553
Shareholders’ equity	(781)	1,585	1,142	1,380	1,429	2,618	3,252	4,081	3,838	3,573
Other Data:
Base management fees	$602	$562	$530	$635	$620	$553	$497	$435	$388	$379
Franchise fees	506	441	400	451	439	390	329	296	245	232
Incentive management fees	195	182	154	311	369	281	201	142	109	162
Total fees	$1,303	$1,185	$1,084	$1,397	$1,428	$1,224	$1,027	$873	$742	$773
Fee Revenue-Source:
North America (5)	$970	$878	$806	$1,038	$1,115	$955	$809	$682	$592	$626
Total Outside North America	333	307	278	359	313	269	218	191	150	147
Total fees	$1,303	$1,185	$1,084	$1,397	$1,428	$1,224	$1,027	$873	$742	$773

(1)	All fiscal years included 52 weeks, except for 2008 and 2002, which each included 53 weeks.

(2)	Balances do not reflect the impact of discontinued operations.

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

(5)	Includes the continental United States and Canada, except for 2011 which represents the United States and Canada.

(6)	Represents fee revenue outside the continental United States and Canada, except for 2011 which represents fee revenue outside the United States and Canada.

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

BUSINESS AND OVERVIEW

Under numerous brand names in 73 countries and territories, we are a worldwide operator, franchisor, and licensor of hotels, corporate housing properties, and timeshare properties. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. At year-end 2011, our system was comprised of 3,718 properties (643,196 rooms). The figures in the preceding sentence include 32 home and condominium products (3,838 units) for which we manage the related owners’ associations. In addition, we provided 2,166 furnished corporate housing rental units, which are not included in the totals. At year-end 2011, our operations are grouped into four business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, and Luxury Lodging.

On November 21, 2011 ("the spin-off date"), we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our wholly owned subsidiary Marriott Vacations Worldwide Corporation ("MVW"). In connection with the spin-off, we entered into several agreements with MVW, and, in some cases, certain of its subsidiaries, that govern our post-spin-off relationship with MVW, including a Separation and Distribution Agreement and two License Agreements for the use of Marriott and Ritz-Carlton marks and intellectual property. Under license agreements with us, MVW is both the exclusive developer and operator of timeshare, fractional, and related products under the Marriott brand and the exclusive developer of fractional and related products under The Ritz-Carlton brand. We receive license fees under these license agreements.

Because of our significant continuing involvement in MVW future operations (by virtue of the license and other agreements between us and MVW), our former Timeshare segment's historical financial results prior to the spin-off date will continue to be included in our historical financial results as a component of continuing operations. Please see Footnote No. 17, “Spin-off,” of the Notes to our Financial Statements and “Part I, Item 1A – Risk Factors; Other Risks” for additional information.

We earn base, incentive, and franchise fees based upon the terms of our management and franchise agreements. We earn revenues from the limited number of hotels we own or lease. We also earn fees from credit card endorsements, the sale of branded residential real estate, and licensing the Marriott timeshare and fractional and Ritz-Carlton fractional brands to MVW. Prior to the spin-off of our Timeshare business, we also generated revenues from the following sources: (1) selling timeshare interval, fractional ownership, and residential properties; (2) operating the resorts and residential properties; (3) financing customer purchases of timesharing intervals; and (4) rentals, all of which we included in our Timeshare segment.

We sell residential real estate either in conjunction with luxury hotel development or on a stand-alone basis under The Ritz-Carlton brand (The Ritz-Carlton Residences). Residences are typically constructed and sold by third-party developers with limited amounts, if any, of our capital at risk. While the worldwide residential market is very large, the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make our residential properties distinctive.

Lodging

Conditions for our lodging business improved in 2011 reflecting generally low supply growth, a more favorable economic climate in most developed markets around the world, albeit at a generally low growth rate, and stronger economic growth in emerging markets, strong unit growth, and the impact of operating efficiencies across our company. While economic growth in Europe slowed in the later part of 2011 and the level of economic growth is uncertain in the United States, we remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control our costs. In 2011, as compared to 2010, worldwide average daily rates increased 3.4 percent on a constant dollar basis to $133.26 for comparable systemwide properties, with RevPAR increasing 6.4 percent to $92.69 and occupancy increasing 2.0 percentage points to 69.6 percent.

For properties in North America in 2011, markets in the West reflected strong demand, while properties in the East and South reflected more moderate demand. In Washington, D.C., a shorter Congressional calendar and government spending concerns reduced lodging demand. For properties in China and Brazil, demand was particularly strong during 2011, while for properties in Europe, demand was more moderate reflecting the financial crisis and related economic concerns. Demand at properties in the Middle East remained weak reflecting continued unrest in that region, and demand outside of the more metropolitan regions in Britain remained weak as a result of government austerity measures. While demand in Japan was weak in the first quarter of 2011 reflecting the impact of the aftermath of the earthquake and tsunami, domestic demand began to improve in the 2011 second quarter and continued throughout the rest of 2011, but remained below 2010 levels.
We monitor market conditions continuously and carefully price our rooms daily to meet individual hotel demand levels. We modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms improved in 2010 and that improvement continued in 2011, which allowed us to reduce discounting and special offers for transient business. This mix improvement benefited average daily rates.
The hotels in our system serve both transient and group customers. Overall, business transient and leisure transient demand was strong in 2011, while group demand continues to improve. Group customers typically book rooms and meeting space with significant lead times, sometimes several years in advance of guest arrival. Typically, two-thirds of group business is booked prior to the year of arrival and one-third is booked in the year of arrival. During an economic recovery, group pricing tends to lag transient pricing due to the significant lead times for group bookings. Group business booked in earlier periods at lower rates continues to roll off, and with improving group demand, is being replaced with bookings reflecting generally higher rates.
Negotiated corporate business (“special corporate business”) represented 14 percent of our full-service hotel room nights for 2011 in North America. We typically negotiate and fix room rates associated with special corporate business in advance of the year to which they apply, which limits our ability to raise these rates quickly. For 2012, we expect to complete negotiations with our special corporate business clients in the first quarter, and we expect rates to be higher than the prior year. In negotiating pricing for this segment of business, we do not focus strictly on volume, but instead carefully evaluate the relationship with our customers, including for example, stay patterns (day of week and season), locations of stays, non-room spend, and aggregate spend.
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
Our brands remain strong as a result of superior customer service with an emphasis on guest and associate satisfaction, the worldwide presence and quality of our brands, our Marriott Rewards and The Ritz-Carlton Rewards loyalty programs, a multichannel central reservations system, and desirable property amenities. We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We also remove hotels from our system that no longer meet our standards. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use website, Marriott.com, through functionality and service improvements, and we expect to continue capturing an increasing proportion of property-level reservations via this cost-efficient channel.
We completed the roll out of our sales deployment strategy in 2011, which aligns our sales efforts around customer needs, reducing duplication of sales efforts, and enabling coverage for a larger number of accounts. We now have the systems, training, and incentives for sales associates to sell our represented hotels as a portfolio rather than solely on a hotel-by-hotel basis. Our largest properties continue to have sales staff assigned on property. In 2011, we also implemented innovative technology solutions, including our Retail Pricing Optimizer tool ("RPO") and our High Performance Pricing tool ("HPP"). RPO determines optimal transient retail (benchmark) rates for hotels using an analytically-driven and market-based methodology. We believe this technology provides a competitive advantage in pricing decisions, increases efficiency in analysis and decision making, and produces increased property level revenue for transient retail and associated segments. HPP enables hotels to more effectively manage the rate set up and modification processes using web-based functionality. The streamlined process provides for greater pricing flexibility, reduces time spent on rate program creation and maintenance, and increases the speed to market of new products and services.
Our lodging business model involves managing and franchising hotels, rather than owning them. At year-end 2011, we operated 44 percent of the hotel rooms in our worldwide system under management agreements, our franchisees operated 53 percent under franchise agreements, we owned or leased 2 percent, and 1 percent were operated or franchised through unconsolidated joint ventures. Our emphasis on long-term management contracts and franchising tends to provide more stable earnings in periods of economic softness, while the addition of new hotels to our system generates growth, typically with little or no investment by the company. This strategy has allowed substantial growth while reducing financial leverage and risk in a cyclical industry. In addition, we believe we increase our financial flexibility by reducing our capital investments and adopting a strategy of recycling the investments that we make.
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
Timeshare
As noted previously, on November 21, 2011, we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our wholly owned subsidiary MVW.
In preparing our former Timeshare segment to operate as an independent, publicly traded company following the spin-off of the stock of MVW management assessed the Timeshare segment's intended use of excess undeveloped land and built inventory and the current market conditions for those assets. On September 8, 2011, management approved a plan for our former Timeshare segment to accelerate cash flow through the monetization of certain excess undeveloped land and excess built luxury inventory. As a result, we recorded a pre-tax non-cash impairment charge of $324 million ($234 million after-tax) in our 2011 Income Statement under the "Timeshare strategy-impairment charges" caption. We discuss these charges in more detail under the caption "Timeshare Strategy-Impairment Charges" later in this Management's Discussion and Analysis section. Also see the "Timeshare" caption later in this Management's Discussion and Analysis section, for additional information on the results of operations.

CONSOLIDATED RESULTS
The following discussion presents an analysis of results of our operations for 2011, 2010, and 2009. The results for 2011 include the results of the former Timeshare segment prior to the spin-off date while 2010 and 2009 included the former Timeshare segment for the entire fiscal year. See the Timeshare segment discussion later in this report for additional information.
Revenues
2011 Compared to 2010
Revenues increased by $626 million (5 percent) to $12,317 million in 2011 from $11,691 million in 2010, as a result of higher: cost reimbursements revenue ($604 million); base management and franchise fees ($105 million); owned, leased, corporate housing, and other revenue ($37 million); and incentive management fees ($13 million (all from properties outside of North America)). These favorable variances were partially offset by lower Timeshare sales and services revenue ($133 million).
The increases in base management fees, to $602 million in 2011 from $562 million in 2010, and in franchise fees, to $506 million in 2011 from $441 million in 2010, primarily reflected stronger RevPAR and, to a lesser extent, the impact of unit growth across the system and favorable foreign exchange rates. Base management fees in 2011 included $51 million associated with the timeshare business compared to $55 million in the prior year. Franchise fees in 2011 included $4 million associated with MVW license fees. The increase in incentive management fees from $182 million in 2010 to $195 million in 2011 primarily reflected higher net property-level income resulting from higher property-level revenue and continued property-level cost controls and, to a lesser extent, new unit growth in international markets and favorable foreign exchange rates.
The increase in owned, leased, corporate housing, and other revenue, to $1,083 million in 2011, from $1,046 million in 2010, reflected $21 million of higher total branding fees, $7 million of higher corporate housing revenue, $4 million of higher hotel agreement termination fees, and $3 million of higher other revenue. Combined branding fees associated with credit card endorsements and the sale of branded residential real estate by others totaled $99 million and $78 million in 2011 and 2010, respectively.
The decrease in Timeshare sales and services revenue to $1,088 million in 2011, from $1,221 million in 2010, primarily reflected: (1) $49 million of lower development revenue which reflected the spin-off and, to a lesser extent, lower sales volumes, partially offset by favorable reportability primarily related to sales reserves recorded in 2010; (2) $45 million of lower financing revenue from lower interest income as a result of the transfer of the mortgage portfolio to MVW in conjunction with the spin-off as well as a lower mortgage portfolio balance prior to the spin-off date; (3) $32 million of lower other revenue, which primarily reflected the spin-off and lower resales revenue; and (4) $7 million of lower services revenue which reflected the spin-off, partially offset by increased rental occupancies and rates prior to the spin-off date. See “BUSINESS SEGMENTS: Timeshare” later in this report for additional information on our former Timeshare segment.
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. The increase in cost reimbursements revenue, to $8,843 million in 2011 from $8,239 million in 2010, reflected the impact of higher property-level demand and growth across the system.

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

The increase in owned, leased, corporate housing, and other revenue, to $1,046 million in 2010, from $1,019 million in 2009, largely reflected $14 million of higher hotel agreement termination fees associated with six properties that exited our system, $8 million of higher branding fees, $6 million of higher revenue for owned and leased properties, and $5 million of higher other revenue. Partially offsetting these favorable variances was a one-time $6 million transaction cancellation fee received in 2009. The increase in owned and leased revenue primarily reflected increased RevPAR and occupancy levels. Combined branding fees associated with credit card endorsements and the sale of branded residential real estate totaled $78 million and $70 million in 2010 and 2009, respectively.

The increase in cost reimbursements revenue, to $8,239 million in 2010 from $7,682 million in 2009, reflected the impact of growth across the system, partially offset by lower property-level costs in response to cost controls. Net of hotels exiting the system, we added 4,287 managed rooms and 17,024 franchised rooms to our system in 2010.
Timeshare Strategy-Impairment Charges
2011 Charges
In preparing our former Timeshare segment to operate as an independent, publicly traded company following our spin-off of the stock of MVW (see Footnote No. 17, "Spin-off" for additional information), management assessed the Timeshare segment's intended use of excess undeveloped land and built inventory and the current market conditions for those assets. On September 8, 2011, management approved a plan for the Timeshare segment to accelerate cash flow through the monetization of certain excess undeveloped land in the U.S., Mexico, and the Bahamas over the next 18 to 24 months and to accelerate sales of excess built luxury fractional and residential inventory over the next three years. As a result, in accordance with the guidance for accounting for the impairment or disposal of long-lived assets, because the nominal cash flows from the planned land sales and the estimated fair values of the land and excess built luxury inventory were less than their respective carrying values, we recorded a pre-tax non-cash impairment charge of $324 million ($234 million after-tax) in our 2011 Income

Statement under the “Timeshare strategy-impairment charges” caption.
2009 Charges
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

For additional information related to the 2009 and 2011 impairment charges, including how these impairments were determined, the impairment charges grouped by product type and/or geographic location, and a table showing the composition of the charges, see Footnote No. 18, “Timeshare Strategy - Impairment Charges.”

Restructuring Costs and Other Charges
As part of the restructuring actions we began in 2008, we initiated further cost savings measures in 2009 associated with our former Timeshare segment, hotel development, above-property level management, and corporate overhead. These further measures resulted in additional restructuring costs of $51 million in 2009. For additional information on the 2009 restructuring costs, including the types of restructuring costs incurred in total and by segment, please see Footnote No. 21, “Restructuring Costs and Other Charges,” of the Notes to the Financial Statements in our 2009 Form 10-K. For the cumulative restructuring costs incurred since inception, please see Footnote No. 19, “Restructuring Costs and Other Charges,” of the Notes to our Financial Statements in this Form 10-K.

As a result of our restructuring efforts, we realized the following annual cost savings in 2010 and 2009, respectively, which were primarily reflected in our Income Statement under the expense captions noted: (i) $113 million ($73 million after-tax) and $80 million to $85 million ($48 million to $52 million after-tax) for our former Timeshare segment, under “Timeshare-direct” and “General, administrative, and other”; (ii) $12 million ($8 million after-tax) and $9 million ($5 million after-tax) for hotel development across several of our Lodging segments, primarily under “General, administrative, and other”; and (iii) $10 million ($8 million after-tax) and $8 million ($5 million after-tax) for reducing above property-level lodging management personnel under “General, administrative, and other.”
Operating Income (Loss)
2011 Compared to 2010
Operating income decreased by $169 million to $526 million in 2011 from $695 million in 2010. The decrease reflected Timeshare strategy-impairment charges of $324 million recorded in 2011 and $40 million of lower Timeshare sales and services revenue net of direct expenses, partially offset by a $105 million increase in base management and franchise fees, $49 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, a $28 million decrease in general, administrative, and other expenses, and $13 million of higher incentive management fees. We address the reasons for the increases in base management and franchise fees and in incentive management fees as compared to 2010 in the preceding “Revenues” section.
The $49 million (54 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $21 million of higher branding fees, $15 million of net stronger results at some owned and leased properties due to higher RevPAR and property-level margins, $6 million of higher hotel agreement termination fees, net of 2010 termination costs, $6 million of higher corporate housing and other revenue, net of expenses, and $5 million of decreased rent expense, partially offset by $4 million of lower results at a leased hotel in Japan that experienced lower demand as a result of the earthquake and tsunami earlier in the year.
General, administrative, and other expenses decreased by $28 million (4 percent) to $752 million in 2011 from $780 million in 2010. The decrease primarily reflected favorable variances from the following items recorded in 2010: an $84 million long-lived asset impairment charge associated with a capitalized revenue management software asset (which we did not allocate to any of our segments); a $13 million long-lived asset impairment charge (allocated to our former Timeshare segment); and a $14 million long-lived asset impairment charge (allocated to our North American Limited-Service segment). Also contributing to the decrease in expenses, was $9 million of lower former Timeshare segment expenses due to the spin-off and a $5 million reversal in 2011 of a loan loss provision related to one property with increased expected future cash flows. These favorable variances were partially offset by the following items recorded in 2011: $34 million of transaction-related expenses associated with the spin-off of the timeshare business; $17 million of higher compensation costs; $10 million of increased other expenses primarily associated with higher costs in international markets and initiatives to enhance and grow our brands globally, a $5 million impairment of contract acquisition costs and a $5 million accounts receivable reserve, both related to one Luxury segment property whose owner filed for bankruptcy; a $5 million performance cure payment for a North American Full-Service property; and $7 million related to an increase in the guarantee reserves for one International and one North American Full-Service property, primarily due to cash flow shortfalls at the properties, and a $2 million write-off of contract acquisition costs associated with two other properties. Unfavorable variances from a $4 million reversal of excess accruals for net asset tax based on the receipt of final assessments from a taxing authority located outside the United States and a $6 million reversal of guarantee accruals, primarily related to a completion guarantee for which we satisfied the related requirements, both recorded in 2010, further offset the aforementioned favorable variances.
The $28 million decrease in total general, administrative, and other expenses consisted of a $34 million decrease that we did not allocate to any of our segments; a $22 million decrease allocated to our former Timeshare segment; and a $12 million decrease allocated to our North American Limited-Service segment; partially offset by a $20 million increase allocated to our Luxury segment; a $15 million increase allocated to our International segment; and a $5 million increase allocated to our North American Full-Service segment.
Timeshare sales and services revenue net of direct expenses totaled $159 million in 2011 and $199 million in 2010. The decrease of $40 million as compared to 2010, primarily reflected $28 million of lower other revenue, net of expenses and $25 million of lower financing revenue, net of expenses, partially offset by $8 million of higher development revenue net of product costs and marketing and selling costs and $5 million of higher services revenue, net of expenses. The $28 million decrease in other revenue, net of expenses primarily reflected a $15 million unfavorable variance from an adjustment to the Marriott Rewards liability in the prior year and, to a lesser extent in the current year reflected the impact of the spin-off as well as lower resales revenue, net of expenses due to lower closings. The $25 million decrease in financing revenue, net of expenses primarily reflected decreased interest income due to the spin-off as well as lower notes receivable balances prior to the spin-off date. Higher development revenue net of product costs and marketing and selling costs primarily reflected favorable reportability as well as a favorable variance from a net $12 million reserve in the prior year, partially offset by lower 2011 sales volumes as well as the impact of the spin-off. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our former Timeshare segment prior to spin-off.

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

Timeshare sales and services revenue net of direct expenses in 2010 totaled $199 million. The increase of $116 million as compared to 2009, primarily reflected $78 million of higher financing revenue, net of expenses, which largely reflected increased interest income associated with the impact of consolidating previously unconsolidated securitized notes under the new Transfers of Financial Assets and Consolidation standards, $33 million of higher development revenue net of product costs and marketing and selling costs, and $8 million of higher other revenue, net of expenses partially offset by $3 million of lower services revenue net of expenses. Higher development revenue net of product costs and marketing and selling costs primarily reflected both lower product costs due to lower sales volumes and lower marketing and selling costs in 2010, as well as favorable variances from both a $10 million charge related to an issue with a state tax authority and a net $3 million impact from contract cancellation allowances in 2009, partially offset by lower development revenue for the reasons stated in the preceding “Revenues” section. See “BUSINESS SEGMENTS: Timeshare,” later in this report for additional information on our former Timeshare segment prior to spin-off.

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

General, administrative, and other expenses increased by $58 million (8 percent) to $780 million in 2010 from $722 million in 2009. The increase primarily reflected the following 2010 charges: an $84 million long-lived asset impairment charge associated with a capitalized revenue management software asset (which we did not allocate to any of our segments); a

$13 million long-lived asset impairment charge (allocated to our former Timeshare segment); and a $14 million long-lived asset impairment charge (allocated to our North American Limited-Service segment). See Footnote No. 7, “Property and Equipment,” of the Notes to our Financial Statements for additional information on these three impairment charges. In addition, we recorded a $4 million contract acquisition cost impairment charge (allocated to our North American Full-Service segment) in 2010. See the North American Full-Service segment discussion for additional information on this impairment charge. Also contributing to the year-over-year increase was $35 million of higher compensation costs, $14 million of increased other expenses primarily associated with initiatives to enhance our brands globally, $7 million of increased currency exchange losses, and $2 million of increased legal expenses. These unfavorable variances were partially offset by an $8 million reversal in 2010 of guarantee accruals, primarily related to a completion guarantee for which we satisfied the related requirements, and a $4 million reversal of excess accruals for net asset tax based on the receipt of final assessments from a taxing authority located outside the United States. In addition, the comparison reflects the following 2009 expenses that we did not incur in 2010: $49 million of impairment charges related to two security deposits that we deemed unrecoverable in 2009 due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by an $11 million reversal of the 2008 accrual for the funding of those cash flow shortfalls; a $7 million write-off of Timeshare segment capitalized software costs; and $4 million of bad debt expense on an accounts receivable balance. The year-over-year comparison also reflected a $15 million favorable variance in deferred compensation expenses (with changes to our deferred compensation plan, general, administrative, and other expenses for 2010 had no deferred compensation impact, compared with $15 million of mark-to-market valuation expenses in 2009). The increase in general, administrative, and other expenses was also partially offset by the elimination of the loan loss provision in 2010, compared with a $43 million provision in 2009, which reflected $29 million associated with one Luxury segment project and $14 million associated with a North American Limited-Service segment portfolio.

The $58 million increase in total general, administrative, and other expenses was comprised of: a $77 million increase that we did not allocate to any of our segments; a $5 million increase allocated to our former Timeshare segment; an $8 million decrease allocated to our North American Limited-Service segment; an $8 million decrease allocated to our Luxury segment; a $7 million decrease allocated to our North American Full-Service segment; and a $1 million decrease allocated to our International segment.
(Losses) Gains and Other Income (Expense)
We show our (losses) gains and other income for 2011, 2010, and 2009 in the following table:

($ in millions)	2011	2010	2009
Gain on debt extinguishment	$—	$—	$21
Gains on sales of real estate and other	11	34	10
Gain/(loss) on sale of joint venture and other investments	$—	$1	$3
Income from cost method joint ventures	—	—	2
Impairment of equity securities	(18)	—	(5)
	$(7)	$35	$31
2011 Compared to 2010
The $23 million decrease in gains on sales of real estate and other primarily reflected an unfavorable variance from an $18 million gain on the sale of one Timeshare segment property in 2010. The $18 million impairment of equity securities in 2011 reflects an other-than-temporary impairment of marketable securities. For additional information on the impairment, see Footnote No. 4, “Fair Value of Financial Instruments.”

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

Interest Expense
2011 Compared to 2010
Interest expense decreased by $16 million (9 percent) to $164 million in 2011 compared to $180 million in 2010. This decrease was primarily driven by: (1) a $12 million decrease in interest expense on securitized notes, which reflected the transfer of these notes to MVW on the spin-off date, as well as a lower average outstanding balance and a lower average interest rate on those notes prior to the spin-off date; (2) a $2 million increase in capitalized interest associated with construction projects; and (3) a $1 million decrease in interest expense associated with our revolving credit facility and commercial paper program, which reflected lower interest rates. See the “LIQUIDITY AND CAPITAL RESOURCES” caption later in this report for additional information on our credit facility.

2010 Compared to 2009
Interest expense increased by $62 million (53 percent) to $180 million in 2010 compared to $118 million in 2009. This increase was driven by: (1) the consolidation of $1,121 million of debt in the 2010 first quarter associated with previously securitized notes, which resulted in a $55 million increase in interest expense in 2010 related to that debt; (2) a $14 million unfavorable variance from 2009 as a result of lower capitalized interest in 2010 associated with construction projects; and (3) $12 million of higher interest expense in 2010 associated with our executive deferred compensation plan. These increases were partially offset by: (1) $12 million of lower interest expense associated with our repurchase of $122 million of principal amount of our Senior Notes in 2009, the maturity of our Series C Senior Notes in the 2009 fourth quarter and other net debt reductions; and (2) a $7 million decrease in interest expense associated with our previous $2.4 billion multicurrency revolving credit facility, which primarily reflected lower average borrowings.
Interest Income and Income Tax
2011 Compared to 2010
Interest income decreased by $5 million (26 percent) to $14 million in 2011 compared to $19 million in 2010, primarily reflecting a $3 million decrease associated with the repayment of certain loans.

Our tax provision increased by $65 million (70 percent) to a tax provision of $158 million in 2011 from a tax provision of $93 million in 2010. The increase was primarily due to an unfavorable variance related to a prior year IRS settlement on the treatment of funds received from certain non-U.S. subsidiaries that resulted in an $85 million benefit to our income tax provision in 2010 and $34 million of income tax expense that we recorded in 2011 to write-off certain deferred tax assets that we transferred to MVW in conjunction with the spin-off of our timeshare operations and timeshare development business. We impaired these assets because we consider it "more likely than not" that MVW will be unable to realize the value of those deferred tax assets. Please see Footnote No. 17, "Spin-off" of the Notes to our Financial Statements for additional information on the transaction. The increases were partially offset by lower pretax income in 2011.

2010 Compared to 2009
Interest income decreased by $6 million (24 percent) to $19 million in 2010, compared to $25 million in 2009, primarily reflecting a $4 million decrease associated with a loan that we determined was impaired in 2009. Because we recognize interest on impaired loans on a cash basis, we did not recognize any interest on this loan after its impairment. The decline in interest income also reflected a $2 million decrease due to a reduction in principal due associated with one loan.

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
Equity in (Losses) Earnings
2011 Compared to 2010
Equity in losses of $13 million in 2011 decreased by $5 million from equity in losses of $18 million in 2010 and primarily reflected $9 million of increased earnings at two North American Limited-Service joint ventures and one International segment joint venture, primarily due to stronger property-level performance; $8 million of lower losses for a residential and fractional project joint venture (our former Timeshare segment stopped recognizing their share of the joint venture’s losses as their investment, including loans due from the joint venture, was reduced to zero in 2010); and a favorable variance from joint venture impairment charges in 2010 of $5 million associated with our North American Limited-Service segment. These favorable impacts were partially offset by $8 million of decreased earnings at two Luxury segment joint ventures. Furthermore, in 2011 and 2010 we reversed $3 million and $11 million, respectively of the $27 million funding liability we initially recorded in the Timeshare strategy-impairment charges (non-operating) caption of our 2009 Income Statement (see Footnote No. 18, "Timeshare Strategy-Impairment Charges" of the Notes to our Financial Statements of this 10-K for additional information). The $11 million reversal in 2010 and the $3 million reversal in 2011 were both recorded based on facts and circumstances surrounding a project related to our former Timeshare segment, including continued progress on certain construction-related legal claims and potential funding of certain costs by one of the partners.

2010 Compared to 2009
Equity in losses of $18 million in 2010 decreased by $48 million from equity in losses of $66 million in 2009 and primarily reflected favorable variances from a $30 million impairment charge associated with a Luxury segment joint venture investment that we determined was fully impaired and a $3 million impairment charge for a joint venture that we did not allocate to one of our segments, both incurred in 2009. In the 2010 fourth quarter we also recorded an $11 million reversal of the $27 million funding liability initially recorded in 2009 (see preceding "2011 Compared to 2010" discussion). Increased earnings of $5 million for our International segment joint ventures and $3 million of lower cancellation reserves at our former Timeshare segment joint venture also contributed to the decrease in equity in losses. A 2010 impairment charge of $5 million associated with our North American Limited-Service segment joint venture partially offset the favorable impacts.

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
Net Income (Loss)
2011 Compared to 2010
Net income and net income attributable to Marriott decreased by $260 million (57 percent) to $198 million in 2011 from $458 million in 2010, and diluted earnings per share attributable to Marriott decreased by $0.66 per share (55 percent) to $0.55 per share from $1.21 per share in 2010. As discussed in more detail in the preceding sections beginning with “Operating Income (Loss),” the $260 million decrease in net income compared to the prior year was due to Timeshare strategy-impairment charges ($324 million), higher income taxes ($65 million), lower gains and other income ($42 million), lower Timeshare sales and services revenue net of direct expenses ($40 million), and lower interest income ($5 million). Higher base management and franchise fees ($105 million), higher owned, leased, corporate housing, and other revenue net of direct expenses ($49 million), lower general, administrative, and other expenses ($28 million), lower interest expense ($16 million), higher incentive management fees ($13 million), and lower equity in losses ($5 million) partially offset these items.

2010 Compared to 2009
Net income of $458 million in 2010 increased by $811 million (230 percent) from a loss of $353 million in 2009, net income attributable to Marriott of $458 million in 2010 increased by $804 million (232 percent) from a loss of $346 million in 2009, and diluted income per share attributable to Marriott of $1.21 per share increased by $2.18 (225 percent) from losses of $0.97 per share in 2009. As discussed in more detail in the preceding sections beginning with “Operating Income (Loss),” the $458 million increase in net income compared to the prior year was due to a favorable variance related to Timeshare strategy-impairment charges in 2009 ($752 million), higher Timeshare sales and services revenue net of direct expenses ($116 million), lower restructuring costs ($51 million), higher base management and franchise fees ($73 million), lower equity in losses ($48 million), higher incentive management fees ($28 million), higher owned, leased, corporate housing, and other revenue net of direct expenses ($23 million), and higher gains and other income ($4 million). These favorable variances were partially offset by higher income taxes ($158 million), higher general, administrative, and other expenses ($58 million), higher interest expense ($62 million), and lower interest income ($6 million).

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed or authorized by United States generally accepted accounting principles (“GAAP”), reflects earnings excluding the impact of interest expense, provision for income taxes, and depreciation and amortization. We consider EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

We also evaluate Adjusted EBITDA, another non-GAAP financial measure, as an indicator of operating performance. Our Adjusted EBITDA reflects:
(1) Timeshare Spin-off Adjustments ("Timeshare Spin-off Adjustments") as if the spin-off had occurred on the first day of 2010. The Timeshare Spin-off Adjustments remove the results of our former Timeshare segment for 2011 and 2010, remove unallocated spin-off transaction costs of $34 million we incurred in 2011, and assume payment by MVW to us of estimated license fees of $60 million for 2011 and $64 million for 2010. We have also included certain corporate items not previously allocated to our former Timeshare segment in the Timeshare spin-off adjustments. For additional information on the nature of the Timeshare Spin-off Adjustments, see the Form 8-K we filed with the SEC on November 21, 2011 upon completion of the spin-off;
(2) an adjustment for $28 million of other charges for 2011 consisting of an $18 million charge for an other-than-temporary impairment of marketable securities; a $5 million impairment of deferred contract acquisition costs and a $5 million accounts receivable reserve, both related to one Luxury segment property whose owner filed for bankruptcy; and
(3) an adjustment for $98 million of other charges for 2010 consisting of an $84 million impairment charge related to a capitalized revenue management software asset and a $14 million impairment charge related to a land parcel.

We discuss the second and third of these items in greater detail in the preceding "(Losses) Gains and Other Income (Expense)" caption and the "2010 Compared to 2009" heading under the "Operating Income (Loss)" caption, respectively.

We evaluate Adjusted EBITDA to make period-over-period comparisons of our ongoing core operations before material charges. EBITDA and Adjusted EBITDA also facilitate our comparison of results from our ongoing operations before material charges with results from other lodging companies.

EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. Both of these non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do or may not calculate them at all, limiting EBITDA's and Adjusted EBITDA's usefulness as comparative measures. We provide Adjusted EBITDA for illustrative and informational purposes only and this measure is not necessarily indicative of and does not purport to represent what our operating results would have been had the spin-off occurred on the first day of 2010. This information also does not reflect certain financial and operating benefits we expect to realize as a result of the spin-off.
We show our 2011 and 2010 EBITDA and Adjusted EBITDA calculations and reconcile those measures with Net Income in the following tables.

($ in millions)	As Reported 2011	Timeshare Spin-off Adjustments	Other Charges	2011 Adjusted EBITDA
Net Income	$198	$260	$17
Interest expense	164	(29)	—
Tax provision (benefit)	158	40	11
Depreciation and amortization	168	(28)	—
Less: Depreciation reimbursed by third-party owners	(15)	—	—
Interest expense from unconsolidated joint ventures	18	—	—
Depreciation and amortization from unconsolidated joint ventures	30	—	—
EBITDA	$721	$243	$28	$992

($ in millions)	As Reported 2010	Timeshare Spin-off Adjustments	Other Charges	2010 Adjusted EBITDA
Net Income (Loss)	$458	$(47)	$(25)
Interest expense	180	(43)	—
Tax provision (benefit)	93	(29)	123
Depreciation and amortization	178	(35)	—
Less: Depreciation reimbursed by third-party owners	(11)	—	—
Interest expense from unconsolidated joint ventures	19	(3)	—
Depreciation and amortization from unconsolidated joint ventures	27	—	—
EBITDA	$944	$(157)	$98	$885

Business Segments
We are a diversified hospitality company with operations in four business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, and Luxury Lodging. See Footnote No. 16, “Business Segments,” of the Notes to our Financial Statements for further information on our segments including how we aggregate our individual brands into each segment, the reclassification of certain 2010 and 2009 segment revenues, segment financial results, and segment assets to reflect our movement of Hawaii to our North American segments from our International segment, and other information about each segment, including revenues, net income (loss) attributable to Marriott, net losses attributable to noncontrolling interests, equity in earnings (losses) of equity method investees, assets, and capital expenditures.
In addition to the segments noted previously, on November 21, 2011 we spun off our timeshare operations and timeshare development business as a new independent company, MVW, which was formerly our Timeshare segment. See Footnote No. 16, “Business Segments,” of the Notes to our Financial Statements for historical financial results of our former Timeshare segment and Footnote No. 17, "Spin-off" of the Notes to our Financial Statements for additional information on the spin-off.

At year-end 2011, we operated, franchised, and licensed the following properties (excluding 2,166 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	322	14	336	127,826	5,244	133,070
Marriott Conference Centers	10	—	10	2,915	—	2,915
JW Marriott	21	1	22	12,140	221	12,361
Renaissance Hotels	78	2	80	28,880	790	29,670
Renaissance ClubSport	2	—	2	349	—	349
Autograph Collection	17	—	17	5,207	—	5,207
	450	17	467	177,317	6,255	183,572
North American Limited-Service Lodging Segment (1)
Courtyard	805	17	822	113,413	2,929	116,342
Fairfield Inn & Suites	667	11	678	60,392	1,234	61,626
SpringHill Suites	285	2	287	33,466	299	33,765
Residence Inn	597	17	614	72,076	2,450	74,526
TownePlace Suites	200	1	201	20,048	105	20,153
	2,554	48	2,602	299,395	7,017	306,412
International Lodging Segment (1)
Marriott Hotels & Resorts	—	156	156	—	45,784	45,784
JW Marriott	—	31	31	—	11,465	11,465
Renaissance Hotels	—	72	72	—	22,947	22,947
Autograph Collection	—	5	5	—	548	548
Courtyard	—	91	91	—	18,377	18,377
Fairfield Inn & Suites	—	2	2	—	334	334
Residence Inn	—	3	3	—	341	341
Marriott Executive Apartments	—	23	23	—	3,700	3,700
	—	383	383	—	103,496	103,496
Luxury Lodging Segment
The Ritz-Carlton	39	39	78	11,587	11,996	23,583
Bulgari Hotels & Resorts	—	2	2	—	117	117
EDITION	—	1	1	—	78	78
The Ritz-Carlton-Residential(2)	29	3	32	3,509	329	3,838
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
	68	49	117	15,096	13,099	28,195
Unconsolidated Joint Ventures
Autograph Collection	—	5	5	—	350	350
AC Hotels by Marriott	—	80	80	—	8,371	8,371
	—	85	85	—	8,721	8,721

Timeshare (3)	50	14	64	10,496	2,304	12,800

Total	3,122	596	3,718	502,304	140,892	643,196

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(3)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out.

Lodging (reflects all four of our Lodging segments and our former Timeshare segment, for periods prior to the spin-off date)
2011 Compared to 2010
We added 206 properties (30,856 rooms) and 30 properties (6,262 rooms) exited our system in 2011. These figures do not include residential or ExecuStay units. During that time we also added four residential properties (753 units) and no residential properties exited the system. These property additions include 80 hotels (8,371 rooms) which are operated or franchised as part of our unconsolidated joint venture with AC Hoteles, S.A. See Footnote No. 8, “Acquisitions and Dispositions,” for additional information about AC Hotels by Marriott.
Total segment financial results decreased by $218 million (22 percent) to $765 million in 2011 from $983 million in 2010, and total segment revenues increased by $586 million to $12,197 million in 2011, a 5 percent increase from revenues of $11,611 million in 2010.
The year-over-year increase in revenues included a $604 million increase in cost reimbursements revenue, which does not impact operating income or net income. Total segment financial results, compared to 2010, primarily reflected $324 million of Timeshare strategy-impairment charges, a decrease of $40 million in Timeshare sales and services revenue net of direct expenses, a $24 million decrease in gains and other income, and a $6 million increase in general, administrative, and other expenses. Partially offsetting these unfavorable factors were: a $101 million increase in base management and franchise fees to $1,104 million in 2011 from $1,003 million in 2010, an increase of $37 million in owned, leased, corporate housing, and other revenue net of direct expenses, $13 million of higher incentive management fees to $195 million in 2011 from $182 million in 2010, $13 million of lower joint venture equity losses, and a $12 million decrease in interest expense. For more detailed information on the variances see the preceding sections beginning with “Operating Income (Loss).”
The $101 million increase in base management and franchise fees primarily reflected stronger RevPAR and the impact of unit growth across the system and favorable foreign exchange rates. In 2011, 29 percent of our managed properties paid incentive management fees to us versus 27 percent in 2010. In addition, in 2011, 67 percent of our incentive fees came from properties outside the United States versus 65 percent in 2010.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Compared to 2010, worldwide comparable company-operated house profit margins in 2011 increased by 60 basis points and worldwide comparable company-operated house profit per available room ("HP-PAR") increased by 7.6 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, and the impact of tight cost controls in 2011 at properties in our system, partially offset by higher property-level compensation. These same factors contributed to North American company-operated house profit margins increasing by 70 basis points compared to 2010 and HP-PAR at those same properties increased by 8.1 percent. International company-operated house profit margins increased by 40 basis points and HP-PAR at those properties increased by 6.7 percent reflecting increased demand and higher RevPAR in most locations and continued tight property-level cost controls, partially offset by higher property-level compensation and the effects of RevPAR declines in the Middle East.

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
The year-over-year increase in revenues included a $557 million increase in cost reimbursements revenue, which does not impact operating income or net income attributable to Marriott. The results, compared to 2009, reflected a favorable variance from $685 million of 2009 Timeshare strategy-impairment charges, $614 million of which were reported in the “Timeshare strategy-impairment charges” caption and $71 million of which were reported in the “Timeshare strategy-impairment charges (non-operating)” caption of our Income Statements, an increase of $116 million in Timeshare sales and services revenue net of direct expenses, $19 million of decreased general, administrative, and other expenses, a $73 million increase in base management and franchise fees to $1,003 million in 2010 from $930 million in 2009, a $48 million decrease in restructuring costs, $35 million of lower joint venture equity losses, $28 million of higher incentive management fees to $182 million in 2010 from $154 million in 2009, an increase of $21 million in owned, leased, corporate housing, and other revenue net of direct expenses, and a $21 million increase in gains and other income. These favorable variances were partially offset by $55 million of increased interest expense and an $11 million decrease in net losses attributable to noncontrolling interest benefit. For more detailed information on the variances see the preceding sections beginning with “Operating Income (Loss).”
In 2010, 27 percent of our managed properties paid incentive management fees to us versus 25 percent in 2009. In addition, in 2010, 65 percent of our incentive fees were derived from properties outside of the continental United States versus 67 percent in 2009.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Compared to 2009, worldwide comparable company-operated house profit margins in 2010 increased by 50 basis points and worldwide comparable company-operated HP-PAR increased by 6.4 percent on a constant U.S. dollar basis, reflecting the impact of tight cost controls in 2010 at properties in our system and increased demand, partially offset by decreased average daily rates. North American company-operated house profit margins were nearly unchanged as compared to 2009 while HP-PAR at those same properties increased by 3.8 percent reflecting increased demand and tight cost controls at properties, partially offset by decreased average daily rates and lower cancellation and attrition fees. International company-operated house profit margins increased by 120 basis points and HP-PAR at those properties increased by 10.6 percent reflecting increased demand and continued tight property-level cost controls.

Lodging Development
We opened 206 properties, totaling 30,856 rooms, across our brands in 2011 and 30 properties (6,262 rooms) left the system, not including residential products or ExecuStay. We also added four residential properties (753 units) and no residential properties left the system. Highlights of the year included:

•
Converting 34 properties (5,615 rooms), or 18 percent of our gross room additions for the year, to one of our brands including 13 properties joining our Autograph Collection brand. Seventeen of the properties converted were located in the United States;

•
Becoming a partner in two new unconsolidated joint ventures formed for the operation, management and development of AC Hotels by Marriott, initially in Europe but eventually in other parts of the world. The hotels are managed by the joint ventures or franchised at the direction of the joint ventures. There were 80 AC Hotels by Marriott at year-end 2011;

•	Opening approximately 62 percent of all the new rooms outside the United States; and

•	Adding 68 properties (8,379 rooms) to our North American Limited-Service brands.

We currently have over 110,000 hotel rooms under construction, awaiting conversion, or approved for development in our hotel development pipeline and we expect to add approximately 30,000 hotel rooms (gross) to our system in 2012.

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
The occupancy, average daily rate, and RevPAR statistics we use throughout this report for 2011 include the 52 weeks from January 1, 2011, through December 30, 2011, for 2010 include the 52 weeks from January 2, 2010, through December 31, 2010, and for 2009 include the 52 weeks from January 3, 2009, through January 1, 2010 (except in each case, for The Ritz-Carlton brand properties and properties located outside of the United States, which for those properties includes the period from January 1 through December 31 for each year).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	2011	Change vs. 2010		2011	Change vs. 2010
Marriott Hotels & Resorts(2)
Occupancy	71.0%	0.8%	pts.	68.2%	1.1%	pts.
Average Daily Rate	$164.08	3.4%		$149.94	3.3%
RevPAR	$116.45	4.6%		$102.28	5.0%
Renaissance Hotels
Occupancy	69.7%	2.3%	pts.	69.0%	1.9%	pts.
Average Daily Rate	$161.40	3.1%		$146.74	3.3%
RevPAR	$112.55	6.7%		$101.24	6.3%
Composite North American Full-Service (3)
Occupancy	70.7%	1.1%	pts.	68.4%	1.3%	pts.
Average Daily Rate	$163.59	3.3%		$149.36	3.3%
RevPAR	$115.72	5.0%		$102.10	5.2%
The Ritz-Carlton North America
Occupancy	69.2%	2.4%	pts.	69.2%	2.4%	pts.
Average Daily Rate	$302.31	6.3%		$302.31	6.3%
RevPAR	$209.11	10.2%		$209.11	10.2%
Composite North American Full-Service and Luxury (4)
Occupancy	70.6%	1.3%	pts.	68.4%	1.3%	pts.
Average Daily Rate	$178.65	4.0%		$159.53	3.7%
RevPAR	$126.07	5.9%		$109.14	5.8%
Residence Inn
Occupancy	75.1%	1.2%	pts.	76.7%	1.7%	pts.
Average Daily Rate	$117.25	2.4%		$115.41	2.9%
RevPAR	$88.09	4.0%		$88.47	5.2%
Courtyard
Occupancy	67.2%	2.8%	pts.	68.1%	2.5%	pts.
Average Daily Rate	$111.42	3.2%		$113.19	3.0%
RevPAR	$74.90	7.7%		$77.03	7.0%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	65.8%	3.1%	pts.
Average Daily Rate	nm	nm		$89.57	3.9%
RevPAR	nm	nm		$58.92	9.1%
TownePlace Suites
Occupancy	71.9%	4.8%	pts.	72.1%	3.7%	pts.
Average Daily Rate	$75.52	3.3%		$83.46	3.7%
RevPAR	$54.32	10.7%		$60.15	9.3%
SpringHill Suites
Occupancy	66.9%	2.5%	pts.	68.5%	3.6%	pts.
Average Daily Rate	$99.71	4.2%		$99.21	2.5%
RevPAR	$66.69	8.3%		$67.98	8.2%
Composite North American Limited-Service (5)
Occupancy	69.7%	2.4%	pts.	70.1%	2.6%	pts.
Average Daily Rate	$110.34	3.0%		$106.02	3.0%
RevPAR	$76.86	6.7%		$74.29	7.0%
Composite North American (6)
Occupancy	70.2%	1.8%	pts.	69.5%	2.2%	pts.
Average Daily Rate	$150.00	3.5%		$125.67	3.2%
RevPAR	$105.28	6.2%		$87.28	6.5%

(1)
Statistics are for the 52 weeks ended December 30, 2011, and December 31, 2010, except for The Ritz-Carlton, for which the statistics are for the 12 months ended December 31, 2011, and December 31, 2010. Statistics include only properties located in the United States.

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

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2011	Change vs. 2010		2011	Change vs. 2010
Caribbean and Latin America(2)
Occupancy	72.6%	2.8%	pts.	69.3%	2.3%	pts.
Average Daily Rate	$183.64	6.4%		$163.29	6.2%
RevPAR	$133.29	10.6%		$113.14	9.9%
Europe(2)
Occupancy	73.2%	0.1%	pts.	72.3%	0.5%	pts.
Average Daily Rate	$175.20	4.8%		$171.34	4.6%
RevPAR	$128.21	5.0%		$123.95	5.3%
Middle East and Africa(2)
Occupancy	58.8%	(11.0)%	pts.	58.4%	(9.7)%	pts.
Average Daily Rate	$141.22	7.6%		$137.92	6.7%
RevPAR	$83.11	(9.3)%		$80.55	(8.5)%
Asia Pacific(2)
Occupancy	73.1%	5.6%	pts.	72.6%	4.4%	pts.
Average Daily Rate	$137.80	5.9%		$147.36	3.6%
RevPAR	$100.69	14.8%		$106.97	10.3%
Regional Composite (3)
Occupancy	71.8%	1.1%	pts.	70.8%	1.1%	pts.
Average Daily Rate	$162.58	5.4%		$161.01	4.7%
RevPAR	$116.67	7.0%		$114.03	6.4%
International Luxury(4)
Occupancy	63.8%	(0.5)%	pts.	63.8%	(0.5)%	pts.
Average Daily Rate	$312.52	7.0%		$312.52	7.0%
RevPAR	$199.53	6.2%		$199.53	6.2%
Total International (5)
Occupancy	70.8%	0.9%	pts.	70.1%	0.9%	pts.
Average Daily Rate	$179.38	5.5%		$174.82	4.9%
RevPAR	$129.96	6.9%		$122.59	6.3%

(1)
We report financial results for all properties on a period-end basis, but report statistics for properties located outside the United States and Canada on a month-end basis. The statistics are for January 1 through December 31. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2010 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties.

(3)	Regional Composite statistics include properties located outside of the United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(4)	Includes The Ritz-Carlton properties located outside the United States and Canada and Bulgari Hotels & Resorts properties.

(5)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2011	Change vs. 2010		2011	Change vs. 2010
Composite Luxury (2)
Occupancy	66.9%	1.2%	pts.	66.9%	1.2%	pts.
Average Daily Rate	$306.45	6.5%		$306.45	6.5%
RevPAR	$205.04	8.5%		$205.04	8.5%
Total Worldwide (3)
Occupancy	70.3%	1.5%	pts.	69.6%	2.0%	pts.
Average Daily Rate	$158.15	4.1%		$133.26	3.4%
RevPAR	$111.26	6.4%		$92.69	6.4%

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

(3)
Total Worldwide statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the United States (except for The Ritz-Carlton) represent the fifty-two weeks ended December 30, 2011, and December 31, 2010. Statistics for The Ritz-Carlton brand properties and properties located outside of the United States represent the 12 months ended December 31, 2011, and December 31, 2010.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	2010	Change vs. 2009		2010	Change vs. 2009
Marriott Hotels & Resorts(2)
Occupancy	69.5%	3.0%	pts.	66.7%	3.5%	pts.
Average Daily Rate	$156.91	0.2%		$143.75	(0.6)%
RevPAR	$109.05	4.6%		$95.93	4.9%
Renaissance Hotels
Occupancy	67.2%	1.9%	pts.	67.2%	3.5%	pts.
Average Daily Rate	$152.57	(0.3)%		$139.71	(1.0)%
RevPAR	$102.51	2.6%		$93.82	4.4%
Composite North American Full-Service (3)
Occupancy	69.1%	2.8%	pts.	66.8%	3.5%	pts.
Average Daily Rate	$156.14	0.1%		$143.04	(0.6)%
RevPAR	$107.86	4.3%		$95.56	4.8%
The Ritz-Carlton North America
Occupancy	67.6%	5.8%	pts.	67.6%	5.8%	pts.
Average Daily Rate	$280.17	0.3%		$280.17	0.3%
RevPAR	$189.30	9.8%		$189.30	9.8%
Composite North American Full-Service and Luxury (4)
Occupancy	68.9%	3.1%	pts.	66.9%	3.6%	pts.
Average Daily Rate	$169.69	0.5%		$152.35	(0.3)%
RevPAR	$116.92	5.2%		$101.86	5.4%
Residence Inn
Occupancy	74.0%	4.7%	pts.	75.3%	4.8%	pts.
Average Daily Rate	$113.52	(2.2)%		$112.06	(1.6)%
RevPAR	$84.06	4.4%		$84.41	5.0%
Courtyard
Occupancy	64.3%	3.1%	pts.	65.7%	3.1%	pts.
Average Daily Rate	$107.69	(1.9)%		$110.00	(1.0)%
RevPAR	$69.26	3.1%		$72.27	4.0%
Fairfield Inn & Suites
Occupancy	nm	nm		63.1%	2.9%	pts.
Average Daily Rate	nm	nm		$84.54	(0.3)%
RevPAR	nm	nm		$53.33	4.6%
TownePlace Suites
Occupancy	65.5%	4.2%	pts.	68.7%	6.1%	pts.
Average Daily Rate	$73.94	(4.5)%		$80.02	(3.7)%
RevPAR	$48.47	2.1%		$55.01	5.6%
SpringHill Suites
Occupancy	64.7%	3.4%	pts.	65.7%	3.7%	pts.
Average Daily Rate	$96.04	(1.2)%		$97.32	(2.2)%
RevPAR	$62.16	4.3%		$63.91	3.6%
Composite North American Limited- Service(5)
Occupancy	67.1%	3.6%	pts.	67.8%	3.8%	pts.
Average Daily Rate	$106.59	(2.0)%		$102.96	(1.4)%
RevPAR	$71.51	3.5%		$69.85	4.4%
Composite North American (6)
Occupancy	68.1%	3.3%	pts.	67.5%	3.7%	pts.
Average Daily Rate	$143.85	(0.4)%		$121.85	(0.9)%
RevPAR	$98.03	4.7%		$82.20	4.9%

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

	Comparable Company- Operated Properties (1)			Comparable Systemwide Properties (1)
	2010	Change vs. 2009		2010	Change vs. 2009
Caribbean and Latin America (2)
Occupancy	70.7%	4.1%	pts.	67.9%	6.3%	pts.
Average Daily Rate	$178.59	(0.5)%		$161.09	0.3%
RevPAR	$126.19	5.5%		$109.45	10.6%
Continental Europe (2)
Occupancy	71.1%	4.0%	pts.	69.9%	4.5%	pts.
Average Daily Rate	$161.63	1.6%		$160.08	0.2%
RevPAR	$114.92	7.6%		$111.95	7.1%
United Kingdom (2)
Occupancy	76.4%	3.1%	pts.	75.9%	3.1%	pts.
Average Daily Rate	$159.27	3.3%		$158.75	3.3%
RevPAR	$121.68	7.8%		$120.47	7.7%
Middle East and Africa (2)
Occupancy	70.5%	2.4%	pts.	70.4%	2.7%	pts.
Average Daily Rate	$133.18	(5.9)%		$131.66	(6.0)%
RevPAR	$93.86	(2.6)%		$92.74	(2.3)%
Asia Pacific (2)
Occupancy	66.7%	11.7%	pts.	67.2%	10.1%	pts.
Average Daily Rate	$125.88	1.7%		$134.90	(1.0)%
RevPAR	$83.96	23.3%		$90.71	16.5%
Regional Composite (3)
Occupancy	70.7%	5.9%	pts.	69.8%	6.0%	pts.
Average Daily Rate	$150.19	0.3%		$150.31	(0.3)%
RevPAR	$106.16	9.4%		$104.91	9.2%
International Luxury (4)
Occupancy	64.0%	6.0%	pts.	64.0%	6.0%	pts.
Average Daily Rate	$310.46	0.4%		$310.46	0.4%
RevPAR	$198.82	10.7%		$198.82	10.7%
Total International (5)
Occupancy	69.9%	5.9%	pts.	69.3%	6.0%	pts.
Average Daily Rate	$166.70	0.4%		$163.96	(0.1)%
RevPAR	$116.58	9.7%		$113.57	9.4%

(1)
We report financial results for all properties on a period-end basis, but report statistics for properties located outside the continental United States and Canada on a month-end basis. The statistics are for January 1 through December 31. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2009 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties.

(3)	Regional Composite statistics include all properties located outside of the United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(4)	Includes The Ritz-Carlton properties located outside of the United States and Canada and Bulgari Hotels & Resorts properties.

(5)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2010	Change vs. 2009		2010	Change vs. 2009
Composite Luxury (2)
Occupancy	66.1%	5.9%	pts.	66.1%	5.9%	pts.
Average Daily Rate	$292.11	0.4%		$292.11	0.4%
RevPAR	$193.17	10.2%		$193.17	10.2%
Total Worldwide (3)
Occupancy	68.7%	4.1%	pts.	67.8%	4.1%	pts.
Average Daily Rate	$150.46	0.0%		$128.82	(0.6)%
RevPAR	$103.30	6.3%		$87.28	5.8%

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

(3)
Total Worldwide statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, The Ritz-Carlton and Bulgari Hotels & Resorts brands. Statistics for properties located in the United States (except for The Ritz-Carlton) represent the fifty-two weeks ended December 31, 2010 and January 1, 2010. Statistics for The Ritz-Carlton brand properties and properties located outside of the United States represent the 12 months ended December 31, 2010, and December 31, 2009.

North American Full-Service Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, and Autograph Collection.

($ in millions)				Annual Change
	2011	2010	2009	2011/2010	2010/2009
Segment revenues	$5,450	$5,159	$4,892	6%	5%
Segment results	$351	$317	$268	11%	18%

2011 Compared to 2010
In 2011, across our North American Full-Service Lodging segment we added 10 properties (4,178 rooms) and seven properties (1,925 rooms) left the system.
In 2011, RevPAR for comparable company-operated North American Full-Service properties increased by 5.0 percent to $115.72, occupancy for these properties increased by 1.1 percentage points to 70.7 percent, and average daily rates increased by 3.3 percent to $163.59.
The $34 million increase in segment results, compared to 2010, primarily reflected $26 million of higher management and franchise fees and $16 million of higher owned, leased, and other revenue net of direct expenses, partially offset by $5 million of higher general, administrative, and other expenses.
Higher base management and franchise fees primarily reflected increased RevPAR and unit growth, including properties added to the Autograph Collection.
The $16 million increase in owned, leased, and other revenue net of direct expenses is primarily due to $7 million of net stronger results driven by higher RevPAR and property-level margins, $7 million of termination fees for two properties, and a $3 million favorable variance associated with prior year losses associated with a leased property that now is operated under a management agreement.
The $5 million increase in general, administrative, and other expenses primarily reflected the following 2011 items: a $5 million performance cure payment for one property, a $2 million increase in the guarantee reserve for one property, and the write-off of contract acquisition costs totaling $2 million for two properties, partially offset by a favorable variance from the $4 million contract acquisition cost impairment charge recorded in 2010, further detailed in the "2010 Compared to 2009" discussion that follows.
Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $4,862 million in 2011, compared to $4,587 million in 2010.

2010 Compared to 2009
In 2010, across our North American Full-Service Lodging segment we added 20 properties (7,591 rooms) and 5 properties (1,541 rooms) left the system.

In 2010, RevPAR for comparable company-operated North American Full-Service properties increased by 4.3 percent to $107.86, occupancy for these properties increased by 2.8 percentage points to 69.1 percent, and average daily rates increased by 0.1 percent to $156.14.

The $49 million increase in segment results, compared to 2009, primarily reflected $22 million of higher base management and franchise fees, $10 million of higher incentive management fees, $8 million of lower general, administrative, and other expenses, and $8 million of higher owned, leased, and other revenue net of direct expenses.

The $22 million of higher base management and franchise fees primarily reflected increased RevPAR and unit growth as well as franchise fees from new properties added to the Autograph Collection. The $10 million increase in incentive management fees was largely due to higher property-level revenue and continued tight property-level cost controls favorably impacting house profit margins.

The $8 million increase in owned, leased, and other revenue net of direct expenses is primarily due to stronger results driven by higher RevPAR and property-level margins.

The $8 million decrease in general, administrative, and other expenses primarily reflected favorable variances from an $8 million impairment charge related to the write-off of contract acquisition costs for one property, a $7 million charge for a security deposit, both of which we deemed unrecoverable in 2009, and a $3 million reversal of a completion guarantee accrual because we satisfied the related guarantee release requirements in 2010. These favorable variances were partially offset by $7 million in net 2010 other cost increases, primarily reflecting incentive compensation, as well as a $4 million contract acquisition cost impairment charge recorded in the 2010 fourth quarter because we expected that a management agreement associated with one property would be terminated early in 2011 in conjunction with a change in property ownership.

Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $4,587 million in 2010, compared to $4,333 million in 2009.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

($ in millions)				Annual Change
	2011	2010	2009	Change 2011/2010	Change 2010/2009
Segment revenues	$2,358	$2,150	$1,986	10%	8%
Segment results	$382	$298	$265	28%	12%

2011 Compared to 2010

In 2011, across our North American Limited-Service Lodging segment we added 68 properties (8,379 rooms) and 13 properties (1,432 rooms) left the system. The majority of the properties that left the system were older Residence Inn and Fairfield Inn properties.
In 2011, RevPAR for comparable company-operated North American Limited-Service properties increased by 6.7 percent to $76.86, occupancy for these properties increased by 2.4 percentage points to 69.7 percent, and average daily rates increased by 3.0 percent to $110.34.
The $84 million increase in segment results, compared to 2010, primarily reflected $50 million of higher franchise and base management fees, $12 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, $12 million of lower general, administrative, and other expenses, and $11 million of decreased joint venture equity losses.
Higher franchise and base management fees primarily reflected higher RevPAR and new unit growth, as well as the favorable effect of property renovations.
The $12 million increase in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected $5 million of stronger results for owned and leased properties driven by higher RevPAR and property-level margins, $3 million of higher corporate housing revenue, net of expenses, and $2 million of higher termination fees.
The $12 million decrease in general, administrative, and other expenses primarily reflected a favorable variance from a $14 million long-lived asset impairment charge in 2010, partially offset by $2 million of other cost increases.
The $11 million decrease in joint venture equity losses primarily reflected $5 million of increased earnings in 2011 associated with two joint ventures primarily reflecting stronger property-level performance and a $5 million impairment charge recorded in 2010 associated with another joint venture.
Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $1,687 million in 2011, compared to $1,548 million in 2010.

2010 Compared to 2009
In 2010, across our North American Limited-Service Lodging segment, we added 103 properties (12,341 rooms) and 15 properties (1,556 rooms) left the system. The majority of the properties that left the system were Residence Inn properties of poor quality.

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

The $8 million decrease in general, administrative, and other expenses primarily reflected a favorable variance from a net $31 million impairment charge recorded in 2009 related to two security deposits that we deemed unrecoverable due, in part, to our decision not to fund certain cash flow shortfalls, partially offset by a $14 million long-lived asset impairment charge in 2010 and $9 million of other cost increases primarily driven by higher incentive compensation. See Footnote No. 7, “Property and Equipment,” of the Notes to our Financial Statements for more information on the impairment charge recorded in 2010.

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

Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $1,548 million in 2010, compared to $1,419 million in 2009.

International Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Autograph Collection, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments located outside the United States and Canada.

($ in millions)				Annual Change
	2011	2010	2009	Change 2011/2010	Change 2010/2009
Segment revenues	$1,278	$1,188	$1,096	8%	8%
Segment results	$175	$165	$128	6%	29%

2011 Compared to 2010

In 2011, across our International Lodging segment we added 121 properties (16,355 rooms) and eight properties (2,428 rooms) left the system, largely due to quality issues. The properties added include 80 AC Hotels by Marriott properties (8,371 rooms) that are operated or franchised as part of our new unconsolidated joint ventures.
In 2011, RevPAR for comparable company-operated international properties increased by 6.9 percent to $129.96, occupancy for these properties increased by 0.9 percentage points to 70.8 percent, and average daily rates increased by 5.5 percent to $179.38. Comparable company-operated RevPAR improved significantly in South America, India, China, Thailand, and France, while Egypt experienced RevPAR declines.
The $10 million increase in segment results in 2011, compared to 2010, primarily reflected an $18 million increase in base management and franchise fees, an $8 million increase in incentive management fees, $3 million of lower joint venture equity losses and $1 million of higher owned, leased, and other revenue net of direct expenses, partially offset by $15 million of higher general, administrative, and other expenses and $5 million of lower gains and other income.
The $18 million increase in base management and franchise fees primarily reflected new unit growth, strong RevPAR and, to a lesser extent, favorable foreign exchange rates. The $8 million increase in incentive management fees primarily reflected new unit growth, favorable foreign exchange rates and, to a lesser extent, higher net property-level income resulting from higher property-level revenue at several properties, partially offset by lower property-level revenue at properties in the Middle East.
The $15 million increase in general, administrative, and other expenses primarily reflected $7 million of increased expenses associated with initiatives to enhance and grow our brands globally and a $5 million increase in a guarantee reserve related to one property with projected cash flow shortfalls.
The $5 million decrease in gains and other income primarily reflected an unfavorable variance from a net gain associated with the sale of two properties and one joint venture in 2010.
The $3 million decrease in joint venture equity losses primarily reflected decreased losses at one joint venture.
The $1 million increase in owned, leased, and other revenue net of direct expenses primarily reflected $5 million of decreased rent expense and $2 million of stronger results at one property, partially offset by $5 million of lower income related to the conversion of two properties from owned to managed.
Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $621 million in 2011, compared to $568 million in 2010.

2010 Compared to 2009

In 2010, across our International Lodging segment we added 26 properties (7,289 rooms) and 10 properties (2,626 rooms) left the system, largely due to quality issues.

In 2010, RevPAR for comparable company-operated international properties increased by 9.7 percent to $116.58, occupancy for these properties increased by 5.9 percentage points to 69.9 percent, and average daily rates increased by 0.4 percent to $166.70. Comparable company-operated RevPAR improved significantly in China, Brazil and Germany and, to a lesser extent, in France and the United Kingdom, while the United Arab Emirates experienced RevPAR declines.

The $37 million increase in segment results in 2010, compared to 2009, primarily reflected a $13 million increase in incentive management fees, an $8 million increase in base management and franchise fees, a $5 million increase in owned, leased, and other revenue net of direct expenses, a $5 million increase in gains and other income, a $4 million decrease in joint venture equity losses, and a $2 million decrease in restructuring costs.

The $13 million increase in incentive management fees was largely due to higher property-level revenue and continued tight property-level cost controls that favorably impacted house profit margins, and to a lesser extent new unit growth. The $8 million increase in base management and franchise fees primarily reflected stronger RevPAR and new unit growth, partially offset by increased currency exchange losses.

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

Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $568 million in 2010, compared to $518 million in 2009.

Luxury Lodging includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION worldwide.

($ in millions)				Annual Change
	2011	2010	2009	Change 2011/2010	Change 2010/2009
Segment revenues	$1,673	$1,563	$1,413	7%	11%
Segment results	$74	$77	$17	(4)%	353%
2011 Compared to 2010
In 2011, across our Luxury Lodging segment we added seven properties (1,862 rooms) and two properties (477 rooms) left the system. In 2011, we also added four residential products (753 units) and no residential products left the system.
In 2011, RevPAR for comparable company-operated luxury properties increased by 8.5 percent to $205.04, occupancy increased by 1.2 percentage points to 66.9 percent, and average daily rates increased by 6.5 percent to $306.45.
The $3 million decrease in segment results, compared to 2010, primarily reflected $20 million of increased general, administrative, and other expenses and $8 million of increased joint venture equity losses, partially offset by an $11 million increase in base management fees, $8 million of higher owned, leased, and other revenue net of direct expenses, and a $5 million increase in incentive management fees.
The $20 million increase in general, administrative, and other expenses primarily reflected a $5 million impairment of contract acquisition costs and a $5 million accounts receivable reserve, both related to one property whose owner filed for bankruptcy in 2011, a $5 million reversal in 2010 of a completion guarantee accrual, and $4 million in other cost increases in 2011.
The $8 million increase in joint venture equity losses primarily reflected decreased earnings at two joint ventures.
The $11 million increase in base management fees was largely driven by RevPAR growth associated with stronger demand and, to a lesser extent, new unit growth. The $5 million increase in incentive management fees primarily reflected higher net property-level income resulting from higher property-level revenue and continued property-level cost controls, new unit growth and, to a lesser extent, favorable foreign exchange rates.

The $8 million increase in owned, leased, and other revenue net of direct expenses primarily reflected $12 million in increased branding fees associated with the sale of real estate by others, partially offset by a $4 million decline in income associated with our leased property in Japan, which experienced lower demand as a result of the earthquake and tsunami earlier in the year.
Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $1,350 million in 2011, compared to $1,261 million in 2010.

2010 Compared to 2009
In 2010, across our Luxury Lodging segment we added three properties (763 rooms) and one property (349 rooms) left the segment becoming an Autograph Collection hotel. In 2010, we also added three residential products (441 units) and one product (25 units) left the system.

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

The $8 million decrease in general, administrative, and other expenses primarily reflected a $5 million reversal in 2010 of a completion guarantee accrual for which we satisfied the related requirements and a $4 million favorable variance from bad debt expense recorded in 2009 on an accounts receivable balance we deemed uncollectible, partially offset by $1 million in other net 2010 cost increases primarily reflecting incentive compensation.

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

Timeshare included Marriott Vacation Club, The Ritz-Carlton Destination Club and Residences, and Grand Residences by Marriott brands worldwide, prior to the spin-off. See Footnote No. 17, "Spin-off" of the Notes to our Financial Statements for additional information on the spin-off. The results for 2011 include the results of the former Timeshare segment prior to the spin-off date while results for 2010 and 2009 include the former Timeshare segment for those entire fiscal years.

					Annual Change
($ in millions)	2011	(1)	2010	2009	Change 2011/2010	Change 2010/2009
Segment revenues
Base fee revenue	$51		$55	$52
Sales and services revenue
Development	577		626	626
Services	344		351	330
Financing revenue
Interest income non-securitized notes	27		40	46
Interest income-securitized notes	116		147	—
Other financing revenue	6		7	67
Total financing revenue	149		194	113
Other revenue	18		50	54
Total sales and services revenue	1,088		1,221	1,123
Cost reimbursements	299		275	269
Segment revenues	$1,438		$1,551	$1,444	(7)%	7%
Segment Results
Base fee revenue	$51		$55	52
Timeshare sales and services, net	159		199	83
Timeshare strategy-impairment charges	(324)		—	(614)
Restructuring costs	—		—	(45)
Joint venture equity losses	—		(8)	(12)
Gains and other income	3		20	2
Net losses attributable to noncontrolling interests				11
General, administrative, and other expense	(63)		(85)	(80)
Timeshare strategy-impairment charges (non-operating)	—		—	(71)
Interest expense	(43)		(55)	—
Segment (losses) results	$(217)		$126	$(674)	(272)%	119%
Contract Sales
Timeshare	$570		$651	$685
Fractional	23		28	28
Residential	4		9	8
Total company	597		688	721
Fractional	8		5	(21)
Residential	13		(8)	(35)
Total joint venture	21		(3)	(56)
Total Timeshare segment contract sales	$618		$685	$665	(10)%	3%
(1) 2011 Activity is prior to the date of spin-off, November 21, 2011.

2011 Compared to 2010
Timeshare segment contract sales decreased by $67 million to $618 million in 2011 from $685 million in 2010 primarily reflecting an $81 million decrease in timeshare contract sales and a $2 million decrease in fractional contract sales, partially offset by a $16 million increase in residential contract sales. Timeshare contract sales decreased in 2011 primarily as a result of the spin-off of the timeshare business resulting in fewer periods of Timeshare segment activity reflected in the 2011 fiscal year, as compared to a full fiscal year in 2010, as well as difficult comparisons driven by sales promotions in 2010 and the start-up impact of the shift from the sale of weeks-based to points-based products in the 2010 third quarter. Residential and fractional contract sales benefited from a net $19 million decrease in cancellation allowances that we recorded in 2010 in anticipation that a portion of contract revenue, previously recorded for certain residential and fractional projects would not be realized due to contract cancellations prior to closing.
The $113 million decrease in Timeshare segment revenues to $1,438 million from $1,551 million primarily reflected a $133 million decrease in Timeshare sales and services revenue and a $4 million decrease in base management fees, partially offset by a $24 million increase in cost reimbursements revenue. The decrease in Timeshare sales and services revenue primarily reflected: (1) $49 million of lower development revenue which reflected the spin-off and, to a lesser extent, lower sales volumes, partially offset by favorable reportability primarily related to sales reserves recorded in 2010; (2) $45 million of lower financing revenue from lower interest income as a result of the transfer of the mortgage portfolio to MVW in conjunction with the spin-off as well as a lower mortgage portfolio balance prior to the spin-off date; (3) $32 million of lower other revenue which primarily reflected the spin-off and lower resales revenue; and (4) $7 million of lower services revenue which reflected the spin-off, partially offset by increased rental occupancies and rates.
Segment results decreased by $343 million to segment losses of $217 million in 2011 from segment income of $126 million in 2010, and primarily reflected $324 million of Timeshare strategy-impairment charges, $40 million of lower Timeshare sales and services revenue net of direct expenses, $17 million of lower gains and other income, and $4 million of lower base management fees, partially offset by $22 million of lower general, administrative, and other expense, $12 million of lower interest expense, and $8 million of lower joint venture equity losses.
The $40 million decrease in Timeshare sales and services revenue net of direct expenses primarily reflected $28 million of lower other revenue, net of expenses and $25 million of lower financing revenue, net of expenses, partially offset by $8 million of higher development revenue net of product costs and marketing and selling costs and $5 million of higher services revenue, net of expenses. The $28 million decrease in other revenue, net of expenses primarily reflected a $15 million unfavorable variance from an adjustment to the Marriott Rewards liability in the prior year and, to a lesser extent the impact of the spin-off in 2011 as well as lower resales revenue, net of expenses due to lower closings. The $25 million decrease in financing revenue, net of expenses primarily reflected decreased interest income due to the spin-off as well as lower notes receivable balances. Higher development revenue net of product costs and marketing and selling costs primarily reflected favorable reportability as well as a favorable variance from a net $12 million reserve in the prior year, partially offset by lower 2011 sales volumes as well as the impact of the spin-off.
Gains and other income decreased by $17 million and primarily reflected the sale of one property for a gain in 2010 and smaller gains on sales of property in 2011. Base management fees decreased by $4 million, primarily due to the spin-off.
General, administrative, and other expense decreased by $22 million primarily due to a $13 million impairment charge in 2010 associated with the disposition of a golf course and related assets as well as the impact of the spin-off. For additional information on the impairment charge recorded in 2010, see Footnote No. 7, “Property and Equipment,” of the Notes to our Financial Statements.
Joint venture equity losses decreased by $8 million and primarily reflected lower losses from a residential and fractional project joint venture for which the former Timeshare segment stopped recognizing their portion of the losses since their investment, including loans due from the joint venture, was reduced to zero in 2010.
The $12 million decrease in interest expense was a result of the transfer of the outstanding debt obligations associated with securitized notes receivable to MVW in conjunction with the spin-off, as well as lower outstanding debt obligations and lower interest rates.

2010 Compared to 2009
During the 2010 third quarter, we launched the points-based Marriott Vacation Club Destinations timeshare program (the “MVCD Program”) in North America and the Caribbean. Under the MVCD Program, we sold beneficial interests in a domestic land trust. Based on the number of beneficial interests purchased, MVCD members received an annual allocation of Vacation Club Points to redeem for travel at numerous destinations. Although the rights and privileges, that existed at the launch of the new program for owners of weeks-based intervals were unchanged, those owners also had the option of enrolling in the MVCD Program, which afforded them the opportunity to trade their weeks-based intervals for Vacation Club Points usage each year, as well as to purchase additional product in increments of less than one week. Since the MVCD Program was a significant change from our prior approach to the timeshare business, marketing efforts initially focused on existing owners, to encourage participation and purchase of additional product.

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

The $107 million increase in Timeshare segment revenues to $1,551 million from $1,444 million in 2009 primarily reflected a $98 million increase in Timeshare sales and services revenue, a $6 million increase in cost reimbursements revenue, and a $3 million increase in base management fees. The increase in Timeshare sales and services revenue, compared to 2009, primarily reflected higher financing revenue due to higher interest income associated with the impact of the new Transfers of Financial Assets and Consolidation standards and, to a lesser extent, higher services revenue reflecting increased rental occupancies and rates. These favorable impacts were partially offset by lower development revenue reflecting lower sales volumes primarily due to tough comparisons driven by sales promotions begun in 2009, and a $20 million increase in reserves (we began reserving for 100 percent of notes that were in default in addition to the reserve we recorded on notes not in default).

Segment income of $126 million in 2010 increased by $800 million from $674 million of segment losses in 2009, and primarily reflected a favorable variance from the $685 million of impairments recorded in 2009, $116 million of higher 2010 Timeshare sales and services revenue net of direct expenses, $45 million of lower restructuring costs compared with 2009, $18 million increase in gains and other income, $3 million increase in base management fees, and $4 million of lower joint venture equity losses partially offset by a $55 million increase in interest expense, an $11 million decrease in net losses attributable to noncontrolling interest, and $5 million of higher general, administrative, and other expenses.

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

The $78 million increase in financing revenue, net of expense, primarily reflected: (1) a net $141 million increase in interest income, reflecting a $147 million increase from the notes receivable we consolidated in 2010 associated with past securitization transactions as part of our adoption of the new Transfers of Financial Assets and Consolidation standards, partially offset by a $6 million decrease in interest income related to non-securitized notes receivable reflecting a lower outstanding balance; and (2) a favorable variance from a $20 million charge in 2009 related to the reduction in the valuation of residual interests. These favorable variances were partially offset by $42 million of decreased residual interest accretion reflecting the elimination of residual interests as part of our 2010 adoption of the new Transfers of Financial Assets and Consolidation standards, $37 million of gain on notes sold in 2009, and $3 million of other net expenses.

The $8 million increase in other revenue net of expense primarily reflected a $15 million favorable adjustment to the Marriott Rewards liability resulting from lower than anticipated cost of redemptions, as well as $6 million of higher other miscellaneous revenue, partially offset by $13 million of net costs in excess of enrollment revenue related to the MVCD Program. The $11 million increase in services revenue net of expenses primarily reflected higher rental revenue associated with increased transient demand.

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
During 2011, we granted 2.6 million RSUs, 0.7 million Employee SARs, and 29,000 deferred stock units. See Footnote No. 3, “Share-Based Compensation,” of the Notes to our Financial Statements for additional information.
NEW ACCOUNTING STANDARDS
See Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2011 and for information on our anticipated adoption of recently issued accounting standards.

LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facilities
On June 23, 2011, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the facility’s expiration from May 14, 2012 to June 23, 2016 and reduce (at our direction) the facility size from $2.404 billion to $1.750 billion of aggregate effective borrowings. The material terms of the amended and restated Credit Facility are otherwise unchanged, and the facility continues to support general corporate needs, including working capital, capital expenditures, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. For additional information on our Credit Facility, including participating financial institutions, see Exhibit 10, “Second Amended and Restated Credit Agreement,” to our Current Report on Form 8-K filed with the SEC on June 27, 2011.
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
In early 2011 we resumed issuing commercial paper in the United States. We do not have purchase commitments from buyers for our commercial paper; therefore, our issuances are subject to market demand. We classify any outstanding commercial paper and Credit Facility borrowings as long-term debt based on our ability and intent to refinance it on a long-term basis. We reserve unused capacity under our Credit Facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. We do not expect fluctuations in the demand for commercial paper to affect our liquidity, given our borrowing capacity under the Credit Facility.
At year-end 2011, our available borrowing capacity amounted to $1.520 billion and reflected borrowing capacity of $1.418 billion under our Credit Facility and our cash balance of $102 million. We calculated that borrowing capacity by taking $1.750 billion of effective aggregate bank commitments under our Credit Facility and subtracting $1 million of outstanding letters of credit under our Credit Facility and $331 million of outstanding commercial paper. We had no outstanding borrowings under our Credit Facility at year-end 2011. We anticipate that available borrowing capacity under the Credit Facility will be adequate to fund our liquidity needs, including repayment of debt obligations. Since we continue to have ample flexibility under the Credit Facility’s covenants, we also expect that undrawn bank commitments under the Credit Facility will remain available to us even if business conditions were to deteriorate markedly.

Cash from Operations
Cash from operations, depreciation expense, and amortization expense for the last three fiscal years are as follows:

($ in millions)	2011	2010	2009
Cash from operations	$1,089	$1,151	$868
Depreciation expense	127	138	151
Amortization expense	41	40	34

Our ratio of current assets to current liabilities was roughly 0.5 to 1.0 at year-end 2011 and 1.4 to 1.0 at year-end 2010. See Footnote No. 17, "Spin-off" of the Notes to our Financial Statements for information on the spin-off in 2011 and related decrease in current assets. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.

Our ratios of earnings to fixed charges for the last five fiscal years, the calculations of which are detailed in Exhibit 12 to this 2011 Annual Report on Form 10-K, are as follows:

Fiscal Years
2011	2010	2009	2008	2007
2.3x	2.9x	*	3.1x	4.3x

*	In 2009, earnings were inadequate to cover fixed charges by approximately $364 million.
Timeshare Cash Flows
While our former Timeshare segment historically generated positive operating cash flow, year-to-year cash flow varied based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We included timeshare reportable sales we financed in cash from operations when we collected cash payments. We show the net operating activity from our former Timeshare segment prior to the spin-off (which does not include income from our Timeshare segment) in the following table. In 2011, 2010, and 2009, new Timeshare segment mortgages totaled $214 million, $256 million, and $302 million, respectively, and collections totaled $273 million (which included collections on securitized notes of $187 million), $347 million (which included collections on securitized notes of $230 million), and $155 million, respectively.

($ in millions)	2011	2010	2009
Timeshare segment development less than (in excess of) cost of sales	$97	$15	$(4)
Timeshare segment collections (net of new mortgages)	59	91	(147)
Note repurchases	—	—	(81)
Financially reportable sales less than closed sales	3	58	29
Note securitization gains	—	—	(37)
Note securitization proceeds	—	—	349
Collection on retained interests in securitized notes and servicing fees	—	—	82
Other cash inflows (outflows)	12	52	(45)
Net cash inflows from Timeshare segment activity	$171	$216	$146

For additional information on our timeshare note securitizations, including a discussion of the cash flows on securitized notes, see Footnote No. 11, “Asset Securitizations,” of the Notes to our Financial Statements.

For additional information on the spin-off, please see Footnote No. 17, "Spin-off" of the Notes to our Financial Statements. We expect that the spin-off will result in the realization through 2015 of approximately $400 million to $450 million of cash tax benefits to Marriott, including approximately $115 million to $125 million for the 2012 fiscal year, relating to the value of the timeshare business. For 2011, we realized approximately $80 million of these cash tax benefits.

Investing Activities Cash Flows
Capital Expenditures and Other Investments. We made capital expenditures of $183 million in 2011, $307 million in 2010, and $147 million in 2009 that included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. Timeshare segment development expenditures, which we included in “Cash from Operations” prior to the spin-off, as noted in that section, were not reflected in these numbers. Capital expenditures in 2011 decreased primarily due to the purchase of two hotels in 2010. Capital expenditures in 2010 increased primarily due to the purchase of two hotel properties. We expect investment spending for the 2012 fiscal year will total approximately $550 million to $750 million, including $50 million to $100 million for maintenance capital spending. Investment spending will also include other capital expenditures (including property acquisitions), loan advances, contract acquisition costs, and equity and other investments.

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

Fluctuations in the values of hotel real estate generally have little impact on the overall results of our Lodging segment because: (1) we own less than one percent of the total number of hotels that we operate or franchise; (2) management and franchise fees are generally based upon hotel revenues and profits rather than current hotel property values; and (3) our management agreements generally do not terminate upon hotel sale or foreclosure.

Dispositions. Property and asset sales generated cash proceeds of $20 million in 2011, $114 million in 2010, and $2 million in 2009.

Loan Activity. From time to time we make loans to owners of hotels that we operate or franchise. Collections and sales for such loans, net of advances during 2011 and 2010, amounted to net loan collections of $84 million in 2011 and net loan advances of $6 million in 2010. At year-end 2011, we had no senior loans and $382 million in mezzanine and other loans (including a current portion of $84 million) outstanding, compared with no senior loans and $191 million in mezzanine and other loans (including a current portion of $7 million) outstanding at year-end 2010. In 2011, our notes receivable balance associated with senior, mezzanine, and other loans increased by $191 million and primarily reflected the funding and collection of several loans offset by the reserves against loans. See the “Senior, Mezzanine, and Other Loans” caption in Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for additional information.

Equity and Cost Method Investments. Cash outflows of $83 million in 2011, $29 million in 2010, and $28 million in 2009 associated with equity and cost method investments primarily reflects our investments in a number of joint ventures.

Cash from Financing Activities

Debt. Debt decreased by $658 million in 2011, to $2,171 million at year-end 2011 from $2,829 million at year-end 2010, and reflected a $1,016 million decrease in non-recourse debt associated with previously securitized notes which we transferred to MVW as part of the spin-off, partially offset by a $331 million increase in commercial paper and other debt (which includes capital leases) increases of $27 million. Debt increased by $531 million in 2010, to $2,829 million at year-end 2010 from $2,298 million at year-end 2009, and reflected consolidation of debt with a balance at year-end 2010 of $1,016 million, partially offset by decreased borrowings under our Credit Facility of $425 million and other net debt decreases of $60 million.

Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt and reducing our working capital. At year-end 2011, our long-term debt had an average interest rate of 5.0 percent and an average maturity of approximately 3.6 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.82 to 1.0 at year-end 2011.

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

Share Repurchases. We purchased 43.4 million shares of our Class A Common Stock in 2011 at an average price of $32.79 per share, purchased 1.5 million shares in 2010 at an average price of $39.02 per share, and did not purchase any shares in 2009. As of year-end 2011, 5.5 million shares remained available for repurchase under authorizations previously approved by our Board of Directors. On February 10, 2012, we announced that our Board of Directors increased, by 35 million shares, the authorization to repurchase our Class A Common Stock. We purchase shares in the open market and in privately negotiated transactions.

Dividends. Our Board of Directors declared a cash dividend of $0.0875 per share on February 11, 2011, and a cash dividend of $0.10 per share on May 6, August 4, and November 10, 2011, and February 10, 2012.

Contractual Obligations and Off Balance Sheet Arrangements
The following table summarizes our contractual obligations as of year-end 2011:
Contractual Obligations

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$2,484	$449	$553	$1,042	$440
Capital lease obligations (1)	71	3	62	2	4
Operating leases where we are the primary obligor:
Recourse	1,059	125	222	194	518
Non-recourse	266	11	18	21	216
Operating leases where we are secondarily liable	31	12	19	—	—
Purchase obligations	95	47	48	—	—
Other long-term liabilities	63	—	8	1	54
Total contractual obligations	$4,069	$647	$930	$1,260	$1,232

(1)	Includes principal as well as interest payments.

The preceding table does not reflect unrecognized tax benefits as of year-end 2011 of $39 million. As a large taxpayer, we are under continual audit by the IRS and other taxing authorities. Although we do not anticipate that those audits will have a significant impact on our unrecognized tax benefit balance during the next 52 weeks, it remains possible that our liability for unrecognized tax benefits could change over that time period. See Footnote No. 2, “Income Taxes,” of the Notes to our Financial Statements for additional information.

The following table summarizes our guarantee commitments as of year-end 2011:

Guarantee Commitments

		Amount of Guarantee Commitments Expiration by Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total guarantees where we are the primary obligor	$210	$56	$41	$49	$64
Total guarantees where we are secondarily liable	258	47	77	56	78
Total guarantee commitments	$468	$103	$118	$105	$142

In addition to the guarantees noted in the preceding table, we have provided a project completion guarantee in favor of lenders with an estimated aggregate total cost of $498 million (Canadian $508 million), and a $3 million carrying value for our associated liability as of year-end 2011. During 2010, our joint venture partners executed documents indemnifying us for any payments that may be required in connection with this guarantee.

For additional information on this project completion guarantee, including our pro rata ownership percentage in the associated entity, as well as additional information on our guarantees, including their nature and the circumstances under which they were entered into, see the “Guarantees” caption within Footnote No. 15, “Contingencies,” of the Notes to our Financial Statements.

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

We also had the following other commitments, including loan and investment commitments, outstanding at year-end

2011:

Loan and Investment Commitments

		Amount of Loan and Investment Commitments Expected Funding by Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total loan commitments	$—	$—	$—	$—	$—
Total investment commitments	104	15	89	—	—
Total other commitments	$104	$15	$89	$—	$—

For further information on our loan and investment commitments, including the nature of the commitments and their expirations, see the “Commitments and Letters of Credit” caption within Footnote No. 15, “Contingencies,” of the Notes to our Financial Statements.

At year-end 2011, we also had $65 million of letters of credit outstanding ($64 million outside the Credit Facility and $1 million under our Credit Facility), the majority of which related to our self-insurance programs. Surety bonds issued as of year-end 2011 totaled $108 million, the majority of which were requested by federal, state or local governments related to our lodging operations, including our self-insurance programs.

In the normal course of the hotel management business, we enter into purchase commitments to manage the daily operating needs of hotels we manage for owners. Since we are reimbursed from the cash flows of the hotels, these obligations have minimal impact on our net income and cash flow.

RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. In some cases we provide loans, preferred equity or guarantees to these entities. Our ownership interests in these equity method investments generally vary from 10 to 49 percent. For other information on these equity method investments, including the impact to our financial statements of transactions with these related parties, see Footnote No. 22, “Related Party Transactions,” of the Notes to our Financial Statements.
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

Income Taxes, including information on how we determine our current year amounts payable or refundable, as well as our estimate of deferred tax assets and liabilities; and

Loan Loss Reserves for Senior, Mezzanine, and Other Loans and, prior to the spin-off date, for Loans to Timeshare Owners, including information on how we measure impairment on each of these types of loans.

OTHER MATTERS
Inflation
Inflation has been moderate in recent years and has not had a significant impact on our businesses.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in interest rates, stock prices, currency exchange rates, and debt prices. We manage our exposure to these risks by monitoring available financing alternatives, through development and application of credit granting policies and by entering into derivative arrangements. We do not foresee any significant changes in either our exposure to fluctuations in interest rates or currency rates or how such exposure is managed in the future.

We are exposed to interest rate risk on our floating-rate notes receivable. Changes in interest rates also impact the fair value of our fixed-rate notes receivable and the fair value of our fixed-rate long-term debt.

We are also subject to risk from changes in debt prices from our investments in debt securities and fluctuations in stock price related to our investment in a publicly traded company. Changes in the price of the underlying stock can impact the fair value of our investment. We account for our investments as available-for-sale securities under the guidance for accounting for certain investments in debt and equity securities. At year-end 2011, our investments had a fair value of $50 million.

We use derivative instruments, including cash flow hedges, net investment in non-U.S. operations hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and currency exchange rates. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. At year-end 2011, our Balance Sheet included a $2 million asset for currency exchange derivatives and a $9 million liability for an interest rate swap. Please see Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for additional information associated with derivative instruments.

The following table sets forth the scheduled maturities and the total fair value as of year-end 2011 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2012	2013	2014	2015	2016	There- after	Total Carrying Amount	Total Fair Value
Assets-Maturities represent expected principal receipts, fair values represent assets.
Fixed-rate notes receivable	$76	$48	$34	$23	$44	$57	$282	$279
Average interest rate							3.45%
Floating-rate notes receivable	$8	$1	$1	$—	$—	$90	$100	$54
Average interest rate							4.84%
Liabilities-Maturities represent expected principal payments, fair values represent liabilities.
Fixed-rate debt	$(354)	$(406)	$(7)	$(315)	$(629)	$(396)	$(2,107)	$(1,886)
Average interest rate							6.60%

Item 8.	Financial Statements and Supplementary Data.
The following financial information is included on the pages indicated:

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Marriott International, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance on the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance on prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of December 30, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Marriott International, Inc.:
We have audited Marriott International, Inc.’s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Marriott International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Marriott International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marriott International, Inc. as of December 30, 2011 and December 31, 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2011 of Marriott International, Inc. and our report dated February 16, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Marriott International, Inc.:
We have audited the accompanying consolidated balance sheets of Marriott International, Inc. as of December 30, 2011 and December 31, 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott International, Inc. at December 30, 2011 and December 31, 2010, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its qualified special purpose entities associated with past securitization transactions as a result of the adoption of Accounting Standards Update No. 2009-16, "Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets" and Accounting Standards Update No. 2009-17, "Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities," effective January 2, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marriott International, Inc.’s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 16, 2012

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2011, 2010, and 2009
($ in millions, except per share amounts)

	2011	2010	2009
REVENUES
Base management fees (1)	$602	$562	$530
Franchise fees (1)	506	441	400
Incentive management fees (1)	195	182	154
Owned, leased, corporate housing, and other revenue (1)	1,083	1,046	1,019
Timeshare sales and services (including net note securitization gains of $37 in 2009)	1,088	1,221	1,123
Cost reimbursements (1)	8,843	8,239	7,682
	12,317	11,691	10,908
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	943	955	951
Timeshare-direct	929	1,022	1,040
Timeshare strategy-impairment charges	324	—	614
Reimbursed costs (1)	8,843	8,239	7,682
Restructuring costs	—	—	51
General, administrative, and other (1)	752	780	722
	11,791	10,996	11,060
OPERATING INCOME (LOSS)	526	695	(152)
(Losses) gains and other income (including gain on debt extinguishment of $21 in 2009) (1)	(7)	35	31
Interest expense (1)	(164)	(180)	(118)
Interest income (1)	14	19	25
Equity in losses (1)	(13)	(18)	(66)
Timeshare strategy - impairment charges (non-operating) (1)	—	—	(138)
INCOME (LOSS) BEFORE INCOME TAXES	356	551	(418)
(Provision) benefit for income taxes	(158)	(93)	65
NET INCOME (LOSS)	198	458	(353)
Add: Net losses attributable to noncontrolling interests, net of tax	—	—	7
NET INCOME (LOSS) ATTRIBUTABLE TO MARRIOTT	$198	$458	$(346)
EARNINGS PER SHARE-Basic
Earnings (losses) per share attributable to Marriott shareholders	$0.56	$1.26	$(0.97)
EARNINGS PER SHARE-Diluted
Earnings (losses) per share attributable to Marriott shareholders	$0.55	$1.21	$(0.97)
CASH DIVIDENDS DECLARED PER SHARE	$0.3875	$0.2075	$0.0866

(1)	See Footnote No. 22, "Related Party Transactions," of the Notes to Consolidated Financial Statements for disclosure of related party amounts.
See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONSOLIDATED BALANCE SHEETS
Fiscal Year-End 2011 and 2010
($ in millions)

	2011	2010
ASSETS
Current assets
Cash and equivalents	$102	$505
Accounts and notes receivable (1) (including from VIEs of $0 and $125, respectively)	875	938
Inventory	11	1,489
Current deferred taxes, net	282	246
Prepaid expenses	54	81
Other (including from VIEs of $0 and $31, respectively)	—	123
	1,324	3,382
Property and equipment	1,168	1,307
Intangible assets
Goodwill	875	875
Contract acquisition costs and other (1)	846	768
	1,721	1,643
Equity and cost method investments (1)	265	250
Notes receivable (1) (including from VIEs of $0 and $910, respectively)	298	1,264
Deferred taxes, net (1)	873	932
Other (including from VIEs of $0 and $14, respectively) (1)	261	205
	$5,910	$8,983
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt (including from VIEs of $0 and $126, respectively)	$355	$138
Accounts payable (1)	548	634
Accrued payroll and benefits	650	692
Liability for guest loyalty program	514	486
Other (1) (including from VIEs of $0 and $3, respectively)	491	551
	2,558	2,501
Long-term debt (including from VIEs of $0 and $890, respectively)	1,816	2,691
Liability for guest loyalty program	1,434	1,313
Other long-term liabilities (1)	883	893
Marriott shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	2,513	3,644
Retained earnings	3,212	3,286
Treasury stock, at cost	(6,463)	(5,348)
Accumulated other comprehensive loss	(48)	(2)
	(781)	1,585
	$5,910	$8,983
The abbreviation VIEs above means Variable Interest Entities.

(1)	See Footnote No. 22, "Related Party Transactions," of the Notes to Consolidated Financial Statements for disclosure of related party amounts.
See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2011, 2010, and 2009
($ in millions)

	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$198	$458	$(353)
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	168	178	185
Income taxes	113	(27)	(167)
Timeshare activity, net	175	216	146
Timeshare strategy-impairment charges	324	—	752
Liability for guest loyalty program	78	86	103
Restructuring costs, net	(5)	(11)	16
Asset impairments and write-offs	47	131	80
Working capital changes and other	(9)	120	106
Net cash provided by operating activities	1,089	1,151	868
INVESTING ACTIVITIES
Capital expenditures	(183)	(307)	(147)
Dispositions	20	114	2
Loan advances	(26)	(24)	(65)
Loan collections and sales	110	18	20
Equity and cost method investments	(83)	(29)	(28)
Contract acquisition costs	(74)	(56)	(39)
Sale of available-for-sale securities	—	—	16
Partial surrender of life insurance policy cash value	—	—	97
Other	(11)	20	75
Net cash used in investing activities	(247)	(264)	(69)
FINANCING ACTIVITIES
Commercial paper/credit facility, net	325	(425)	(544)
Issuance of long-term debt	118	215	—
Repayment of long-term debt	(264)	(385)	(238)
Issuance of Class A Common Stock	124	198	27
Dividends paid	(134)	(43)	(63)
Purchase of treasury stock	(1,425)	(57)	—
Other	11	—	—
Net cash used in financing activities	(1,245)	(497)	(818)
(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(403)	390	(19)
CASH AND EQUIVALENTS, beginning of period	505	115	134
CASH AND EQUIVALENTS, end of period	$102	$505	$115
See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2011, 2010, and 2009
($ in millions)

	Attributable to Marriott			Attributable to Noncontrolling Interests			Consolidated
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net income (loss)	$198	$458	$(346)	$—	$—	$(7)	$198	$458	$(353)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(31)	(17)	24	—	—	—	(31)	(17)	24
Other derivative instrument adjustments	(20)	—	(6)	—	—	—	(20)	—	(6)
Unrealized gains (losses) on available-for-sale securities	(3)	—	6	—	—	—	(3)	—	6
Reclassification of losses	8	2	4	—	—	—	8	2	4
Total other comprehensive (loss) income, net of tax	(46)	(15)	28	—	—	—	(46)	(15)	28
Comprehensive income (loss)	$152	$443	$(318)	$—	$—	$(7)	$152	$443	$(325)
See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Fiscal Years 2011, 2010, and 2009
(in millions)

			Equity Attributable to Marriott Shareholders
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Equity Attributable to Noncontrolling Interests
353.4	Balance at year-end 2008	$1,391	$5	$3,590	$3,565	$(5,765)	$(15)	$11
—	Net loss	(353)	—	—	(346)	—	—	(7)
—	Other comprehensive income	28	—	—	—	—	28	—
—	Dividends	(33)	—	—	(125)	92	—	—
4.8	Employee stock plan issuance	113	—	(5)	9	109	—	—
—	Other	(4)	—	—	—	—	—	(4)
—	Purchase of treasury stock	—	—	—	—	—	—	—
358.2	Balance at year-end 2009	1,142	5	3,585	3,103	(5,564)	13	—
—	Impact of adoption of ASU 2009-16 and ASU 2009-17 (1)	(146)	—	—	(146)	—	—	—
358.2	Opening balance 2010	996	5	3,585	2,957	(5,564)	13	—
—	Net income	458	—	—	458	—	—	—
—	Other comprehensive loss	(15)	—	—	—	—	(15)	—
—	Dividends	(76)	—	—	(76)	—	—	—
10.2	Employee stock plan issuance	279	—	59	(53)	273	—	—
(1.5)	Purchase of treasury stock	(57)	—	—	—	(57)	—	—
366.9	Balance at year-end 2010	1,585	5	3,644	3,286	(5,348)	(2)	—
—	Net income	198	—	—	198	—	—	—
—	Other comprehensive loss	(24)	—	—	—	—	(24)	—
—	Dividends	(135)	—	—	(135)	—	—	—
9.5	Employee stock plan issuance	182	—	9	(137)	310	—	—
(43.4)	Purchase of Treasury stock	(1,425)	—	—	—	(1,425)	—	—
—	Spin-off of Marriott Vacations Worldwide Corporation	(1,162)	—	(1,140)	—	—	(22)	—
333.0	Balance at year-end 2011	$(781)	$5	$2,513	$3,212	$(6,463)	$(48)	$—

(1)	The abbreviation ASU means Accounting Standards Update.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (“Marriott,” and together with its subsidiaries “we,” “us,” or the “Company”). In order to make this report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” (iv) our properties, brands, or markets in the United States and Canada as “North America” or “North American,” (v) our properties, brands, or markets outside of the United States and Canada as “international,” and (vi) Accounting Standards Update No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU No. 2009-16”) and Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”) both of which we adopted on the first day of 2010 as the “new Transfers of Financial Assets and Consolidation standards.”

On November 21, 2011 ("the spin-off date"), the Company completed a spin-off of its timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our wholly owned subsidiary Marriott Vacations Worldwide Corporation ("MVW"). On the spin-off date, Marriott shareholders of record as of the close of business on November 10, 2011 received one share of MVW common stock for every ten shares of Marriott common stock. As of the spin-off date, Marriott does not beneficially own any shares of MVW common stock and does not consolidate MVW's financial results for periods after the spin-off date as part of its financial reporting. However, because of Marriott's significant continuing involvement in MVW future operations (by virtue of license and other agreements between Marriott and MVW), our former Timeshare segment's historical financial results prior to the spin-off date will continue to be included in Marriott's historical financial results as a component of continuing operations. See Footnote No. 17, "Spin-off," for additional information on the spin-off.

In accordance with the guidance for noncontrolling interests in consolidated financial statements, references in this report to our earnings per share, net income, and shareholders’ equity attributable to Marriott do not include noncontrolling interests (previously known as minority interests), which we report separately.

Preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates.
In our opinion, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2011 and fiscal year-end 2010 and the results of our operations and cash flows for fiscal years 2011, 2010, and 2009. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. We have also reclassified certain prior year amounts to conform to our 2011 presentation. See Footnote No. 16, “Business Segments,” for additional information on the reclassification of segment revenues, segment financial results, and segment assets to reflect movement of data associated with properties in Hawaii to our North American segments from our International segment.

Adoption of New Accounting Standards Resulting in Consolidation of Special Purpose Entities
On January 2, 2010, the first day of the 2010 fiscal year, we adopted the new Transfers of Financial Assets and Consolidation standards (which were originally known as Financial Accounting Standards Nos. 166 and 167).

Prior to the spin-off date, our former Timeshare segment used certain special purpose entities to securitize Timeshare segment notes receivables, which prior to our adoption of these new standards we treated as off-balance sheet entities. Our former Timeshare segment retained the servicing rights and varying subordinated interests in the securitized notes. Pursuant to GAAP in effect prior to the 2010 fiscal year, we did not consolidate these special purpose entities in our financial statements because the securitization transactions qualified as sales of financial assets.

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

We recorded the cumulative effect of the adoption of these standards to our financial statements in 2010. This consisted primarily of reestablishing the notes receivable (net of reserves) that we had transferred to special purpose entities as a result of the securitization transactions, eliminating residual interests that we initially recorded in connection with those transactions (and subsequently revalued on a periodic basis), the impact of recording debt obligations associated with third-party interests held in the special purpose entities, and related adjustments to inventory balances accounted for using the relative sales value method. We adjusted the inventory balance to include anticipated future revenue from the resale of inventory that we expected to acquire when we foreclosed on defaulted notes.

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

Please also see the 2010 parenthetical disclosures on our Balance Sheet that show the amounts of consolidated assets and liabilities associated with variable interest entities (including those associated with our former Timeshare segment securitizations) that we consolidated.

Fiscal Year
Our fiscal year ends on the Friday nearest to December 31. The fiscal years in the following table encompass a 52-week period, except for 2002 and 2008, which both encompass a 53-week period. Unless otherwise specified, each reference to a particular year in this Form 10-K means the fiscal year ended on the date shown in the following table, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-End Date	Fiscal Year	Fiscal Year-End Date
2011	December 30, 2011	2006	December 29, 2006
2010	December 31, 2010	2005	December 30, 2005
2009	January 1, 2010	2004	December 31, 2004
2008	January 2, 2009	2003	January 2, 2004
2007	December 28, 2007	2002	January 3, 2003

Revenue Recognition
Our revenues include: (1) base management and incentive management fees; (2) franchise fees (including licensing fees from MVW after the spin-off of $4 million for 2011); (3) revenues from lodging properties owned or leased by us; and (4) cost reimbursements. Management fees comprise a base fee, which is a percentage of the revenues of hotels, and an incentive fee, which is generally based on hotel profitability. Franchise fees comprise initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by properties that we manage or franchise. For periods prior to the spin-off date, our revenues also include timeshare sales and services revenue (which also includes resort rental revenue, interest income associated with “Loans to timeshare owners,” Timeshare segment note securitization gains, and revenue from the points-based use system) and cost reimbursements revenue associated with our former Timeshare segment.

Base Management and Incentive Management Fees: We recognize base management fees as revenue when earned in accordance with the contract. In interim periods and at year-end, we recognize incentive management fees that would be due as if the contract were to terminate at that date, exclusive of any termination fees payable or receivable by us.

Franchise Fee and License Fee Revenue: We recognize franchise fees and license fees as revenue in each accounting period as fees are earned from the franchisee or licensee.

Owned and Leased Units: We recognize room sales and revenues from other guest services for our owned and leased units when rooms are occupied and services have been rendered.

Cost Reimbursements: We recognize cost reimbursements from managed, franchised, and timeshare properties (for periods prior to the spin-off date) when we incur the related reimbursable costs.

Other Revenue: Includes other third-party licensing fees, branding fees for third party residential sales and credit card licensing, land rental income, and other revenue.

Timeshare and Fractional Intervals and Condominiums: Prior to the spin-off date, we recognized sales when: (1) we had received a minimum of ten percent of the purchase price; (2) the purchaser’s period to cancel for a refund had expired; (3) we deemed the receivables to be collectible; and (4) we had attained certain minimum sales and construction levels. We deferred all revenue using the deposit method for sales that did not meet all four of these criteria. For sales that did not qualify for full revenue recognition as the project had progressed beyond the preliminary stages but had not yet reached completion, all revenue and profit were deferred and recognized in earnings using the percentage of completion method. Timeshare segment deferred revenue at year-end 2010 was $56 million. The 2011 balance was transferred to MVW at the time of spin-off. See Footnote No. 17, "Spin-off" for additional information.

Timeshare Points-Based Use System Revenue: Prior to the spin-off date, as sales under this points-based use system were considered to be the sale of real estate, we recognized these sales when the criteria noted in the “Timeshare and Fractional Intervals and Condominiums” caption were met.

Timeshare Residential (Stand-Alone Structures): Prior to the spin-off date, we recognized sales under the full accrual method of accounting when we received our proceeds and transferred title at settlement.

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

Profit Sharing Plan
We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation costs from profit sharing of $91 million in 2011, $86 million in 2010, and $94 million in 2009.

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

We are subject to a variety of assessments related to our insurance activities, including those by state guaranty funds and workers’ compensation second-injury funds. Our liabilities recorded for assessments are reflected within the amounts shown in our Balance Sheets on the other current liabilities line, are not discounted, and totaled $4 million at year-end 2011 and $5 million at year-end 2010. The $4 million liability for assessments as of year-end 2011 is expected to be paid by the end of 2012.

Our Rewards Programs
Marriott Rewards and The Ritz-Carlton Rewards are our frequent guest loyalty programs. Program members earn points based on their monetary spending at our lodging operations, purchases of timeshare interval, fractional ownership, and residential products (through MVW for periods after the spin-off date) and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by car rental, and credit card companies. Points, which we track on members’ behalf, can be redeemed for stays at most of our lodging operations, airline tickets, airline frequent flyer program miles, rental cars, and a variety of other awards; however, points cannot be redeemed for cash. We provide Marriott Rewards and The Ritz-Carlton Rewards as marketing programs to participating properties, with the objective of operating the programs on a break-even basis to us. As members earn points at properties and other program partners, we sell the points for amounts that we expect will, in the aggregate, equal the costs of point redemptions and program operating costs over time.

We defer revenue received from managed, franchised, and Marriott-owned/leased hotels and program partners equal to the fair value of our future redemption obligation. We determine the fair value of the future redemption obligation based on statistical formulas that project timing of future point redemption based on historical levels, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. These judgment factors determine the required liability for outstanding points. Our rewards programs’ liability totaled $1,948 million and $1,799 million at year-end 2011 and 2010, respectively. A ten percent reduction in the estimate of “breakage” would have resulted in an estimated $101 million increase in the liability at year-end 2011.

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

Guarantees
We record a liability for the fair value of a guarantee on the date we issue or modify a guarantee. The offsetting entry depends on the circumstances in which the guarantee was issued. Funding under the guarantee reduces the recorded liability. When no funding is forecasted, the liability is amortized into income on a straight-line basis over the remaining term of the guarantee. On a quarterly basis, we evaluate all material estimated liabilities based on the operating results and the terms of the guarantee. If we conclude that it is probable that we will be required to fund a greater amount than previously estimated, we will record a loss unless the advance would be recoverable in the form of a loan.

Rebates and Allowances
We participate in various vendor rebate and allowance arrangements as a manager of hotel properties. There are three types of programs that are common in the hotel industry that are sometimes referred to as “rebates” or “allowances,” including unrestricted rebates, marketing (restricted) rebates, and sponsorships. The primary business purpose of these arrangements is to secure favorable pricing for our hotel owners for various products and services or enhance resources for promotional campaigns co-sponsored by certain vendors. More specifically, unrestricted rebates are funds returned to the buyer, generally based upon volumes or quantities of goods purchased. Marketing (restricted) allowances are funds allocated by vendor agreements for certain marketing or other joint promotional initiatives. Sponsorships are funds paid by vendors, generally used by the vendor to gain exposure at meetings and events, which are accounted for as a reduction of the cost of the event.

We account for rebates and allowances as adjustments of the prices of the vendors’ products and services. We show vendor costs and the reimbursement of those costs to us as reimbursed costs and cost reimbursements revenue, respectively; therefore, rebates are reflected as a reduction of these line items.

Cash and Equivalents
We consider all highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash
Restricted cash in our Balance Sheets at year-end 2011 and year-end 2010 is recorded as zero and $55 million, respectively, in the “Other current assets” line and $16 million and $30 million, respectively, in the “Other long-term assets” line. Restricted cash primarily consists of cash held internationally that we have not repatriated due to statutory, tax and currency risks.

Assets Held for Sale
We consider properties (other than Timeshare segment interval, fractional ownership, and residential products, which we classified as inventory prior to the spin-off date) to be assets held for sale when all of the following criteria are met:

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

At year-end 2011 and 2010, we had no assets held for sale and no liabilities related to assets held for sale.

Loan Loss Reserves
Senior, Mezzanine, and Other Loans
We sometimes make loans to owners of hotels that we operate or franchise, typically to facilitate the development of a hotel and sometimes to facilitate brand programs or initiatives. We expect the owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. We use metrics such as loan-to-value ratios, debt service coverage, collateral, etc., to assess the credit quality of the loan receivable upon entering into the loan agreement and on an ongoing basis as applicable.

On a regular basis, we individually assess all of these loans for impairment. Internally generated cash flow projections are used to determine if the loans are expected to be repaid in accordance with the terms of the loan agreements. If it is probable that a loan will not be repaid in accordance with the loan agreement, we consider the loan impaired and begin recognizing interest income on a cash basis. To measure impairment, we calculate the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. If the present value or the estimated collateral is less than the carrying value of the loan receivable, we establish a specific impairment reserve for the difference.

If it is likely that a loan will not be collected based on financial or other business indicators, including our historical experience, it is our policy to charge off the loans in the quarter when it is deemed uncollectible.

Loans to Timeshare Owners
Prior to the spin-off date, we recorded an estimate of expected uncollectibility on all notes receivable from timeshare purchasers as a reduction of revenue at the time we recognized profit on a timeshare sale. We fully reserved all defaulted notes in addition to recording a reserve on the estimated uncollectible portion of the remaining notes. For those notes not in default, we assessed collectibility based on pools of receivables because we held large numbers of homogeneous timeshare notes receivable. We estimated uncollectibles for the pool based on historical activity for similar timeshare notes receivable.

Although we considered loans to timeshare owners past due if we did not receive payment within 30 days of the due date, we suspended accrual of interest only on those that were over 90 days past due. We considered loans over 150 days past due to be in default. We applied payments we received for loans on nonaccrual status first to interest, then principal, and any remainder to fees. We resumed accruing interest when loans were less than 90 days past due. We did not accept payments for notes during the foreclosure process unless the amount was sufficient to pay all principal, interest, fees and penalties owed and fully reinstate the note. We wrote off uncollectible notes against the reserve once we received title through the foreclosure or deed-in-lieu process.

On November 21, 2011, we transferred all balances related to loans to timeshare owners (both securitized and non-securitized) to MVW as part of the spin-off. For additional information on our notes receivable, including information on the related reserves, see Footnote No. 10, “Notes Receivable.”

Valuation of Goodwill
We assess goodwill for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

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

We have had no goodwill impairment charges for the last three fiscal years, and as of the date of each of the most recent detailed tests, the estimated fair value of each of our reporting units exceeded its’ respective carrying amount by more than 100 percent based on our models and assumptions.

For additional information related to goodwill, including the amounts of goodwill by segment, see Footnote No. 16, “Business Segments.”

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

The fair value of our available-for-sale securities totaled $50 million and $18 million at year-end 2011 and year-end 2010, respectively. The amount of net losses reclassified out of accumulated other comprehensive income as a result of an other-than-temporary impairment of available-for-sale securities totaled $18 million and zero for 2011 and 2010, respectively. The amount of net losses reclassified out of accumulated other comprehensive income as a result of the sale of available-for-sale securities totaled zero for both 2011 and 2010. We determined the cost basis of the securities sold using specific identification.

Valuation of Intangibles and Long-Lived Assets
We test intangibles and long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, and significant negative industry or economic trends. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

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

For information on impairment losses that we recorded in 2011 and 2009 associated with intangibles and long-lived assets, see Footnote No. 18, “Timeshare Strategy-Impairment Charges” and Footnote No. 19, “Restructuring Costs and Other Charges” of the Notes to the Financial Statements of this Form 10-K. For information on impairment losses that we recorded in 2010 associated with long-lived assets, see Footnote No. 7, “Property and Equipment” of the Notes to the Financial Statements of this Form 10-K.

Valuation of Investments in Ventures
We sometimes hold a minority equity interest in ventures established to develop or acquire and own hotel properties and prior to the spin-off date held a minority interest in ventures established to develop timeshare interval, fractional ownership and residential properties. These ventures are generally limited liability companies or limited partnerships, and our equity interest in these ventures generally ranges from 10 percent to 49 percent.

We evaluate an investment in a venture for impairment when circumstances indicate that the carrying value may not be recoverable, for example due to loan defaults, significant under performance relative to historical or projected operating performance, and significant negative industry or economic trends.

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

For information regarding impairment losses that we recorded in 2009 associated with investments in ventures, see Footnote No. 18, “Timeshare Strategy-Impairment Charges” and Footnote No. 19, “Restructuring Costs and Other Charges” of the Notes to the Financial Statements of this Form 10-K.

Fair Value Measurements
We have various financial instruments we must measure at fair value on a recurring basis, including certain marketable securities and derivatives. See Footnote No. 4, “Fair Value of Financial Instruments,” for further information. We also apply the provisions of fair value measurement to various non-recurring measurements for our financial and non-financial assets and liabilities.

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure our assets and liabilities using inputs from the following three levels of the fair value hierarchy:

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

Changes in interest rates, currency exchange rates, and equity securities expose us to market risk. We manage our exposure to these risks by monitoring available financing alternatives, as well as through development and application of credit granting policies. We also use derivative instruments, including cash flow hedges, net investment in non-U.S. operations hedges, fair value hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. See Footnote No. 4, “Fair Value of Financial Instruments,” for additional information.

Non-U.S. Operations
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. The functional currency for our consolidated and unconsolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. For consolidated entities whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars, and we do the same, as needed, for unconsolidated entities whose functional currency is not the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date, and translate income statement accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. We report gains and losses from currency exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from non-U.S. currency transactions, currently in operating costs and expenses, and those amounted to a loss of $7 million in 2011, a loss of $7 million in 2010, and a loss of less than $1 million in 2009. Gains and other income for 2011 included $2 million attributable to currency translation adjustment gains, net of losses, from the sale or complete or substantially complete liquidation of investments. Gains and other income for 2010 included $2 million attributable to currency translation adjustment losses, net of gains, from the sale or complete or substantially complete liquidation of investments. There were no similar gains or losses in 2009.

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

Income Taxes
We record the amounts of taxes payable or refundable for the current year, as well as deferred tax liabilities and assets for the future tax consequences of events that we have recognized in our financial statements or tax returns. We use judgment in assessing future profitability and the likely future tax consequences of events that we have recognized in our financial statements or tax returns. We base our estimates of deferred tax assets and liabilities on current tax laws, rates and interpretations, and, in certain cases, business plans and other expectations about future outcomes. We develop our estimates of future profitability based on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations.

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

New Accounting Standards
Accounting Standards Update No. 2010-06 – "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" (“ASU No. 2010-06”)
Certain provisions of ASU No. 2010-06 became effective during our 2011 first quarter. Those provisions, which amended Subtopic 820-10, require us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation of fair value measurements, in contrast to the previous aggregate presentation as a single line item. The adoption did not have a material impact on our financial statements or disclosures.
Accounting Standards Update No. 2011-08 – “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”)
We early adopted ASU No. 2011-08 in the 2011 fourth quarter, which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Based on our examination of qualitative factors at year-end 2011, we concluded that it was not more likely than not that the fair value of any of our reporting units was less than their respective carrying values; therefore, no further testing of the goodwill assigned to our reporting units was required. The adoption of this update did not have a material impact on our financial statements.
Future Adoption of Accounting Standards
Accounting Standards Update No. 2011-04 – “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)
ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in this update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011, which for us will be our 2012 first quarter. We do not believe the adoption of this update will have a material impact on our financial statements.
See the “Fair Value Measurements” caption of this footnote for additional information on the three levels of fair value measurements.
Accounting Standards Update No. 2011-05 -“Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) and Accounting Standards Update No. 2011-12 - "Comprehensive Income (Topic 220):
Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05" ("ASU No. 2011-12")
ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-12 defers until further notice ASU No. 2011-05's requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and both ASU Nos. 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for us this will be our 2012 first quarter), with early adoption permitted. We believe the adoption of these updates will change the order in which we present certain financial statements, but will not have any other impact on our financial statements.

2.	INCOME TAXES
Our (provision for)/benefit from income taxes consists of:

($ in millions)		2011	2010	2009
Current	-U.S. Federal	$53	$117	$(169)
	-U.S. State	—	(7)	(12)
	-Non-U.S.	(55)	(51)	(61)
		(2)	59	(242)

Deferred	-U.S. Federal	(116)	(150)	234
	-U.S. State	(10)	(14)	28
	-Non-U.S.	(30)	12	45
		(156)	(152)	307
		$(158)	$(93)	$65
Our current tax provision does not reflect the benefits or costs attributable to us for the exercise or vesting of employee share-based awards of benefits of $55 million in 2011, benefits of $51 million in 2010, and costs of $8 million in 2009. The preceding table includes tax credits of $4 million in 2011, $2 million in 2010, and $2 million in 2009. The taxes applicable to other comprehensive income are $14 million in 2011 and were not material for 2010 and 2009.

We have made no provision for U.S. income taxes or additional non-U.S. taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($451 million as of year-end 2011) because we consider these earnings to be indefinitely reinvested. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sold our interests in the affiliates. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

We conduct business in countries that grant “holidays” from income taxes for 5 to 30 year periods. These holidays expire through 2034. Without these tax “holidays,” we would have incurred the following aggregate income taxes and related earnings per share impacts: $1 million (less than $0.01 per diluted share) in 2011; $7 million ($0.02 per diluted share) in 2010; and $4 million ($0.01 per diluted share) in 2009.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. We filed an IRS refund claim relating to 2000 and 2001 for certain software development costs. The IRS disallowed the claims, and in July 2009, we protested the disallowance. We settled this issue with the IRS in the 2011 second quarter resulting in a refund of $3 million relating to 2000 and $5 million relating to 2001.
In 2011, we recorded an income tax expense of $34 million to write-off certain deferred tax assets that we transferred to MVW in conjunction with the spin-off of our timeshare operations and timeshare development business. We impaired these assets because we considered it "more likely than not" that MVW will be unable to realize the value of those deferred tax assets. Please see Footnote No. 17, “Spin-off” for additional information regarding the transaction.

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

In 2009, we recorded an income tax expense of $52 million primarily related to the treatment of funds received from non-U.S. subsidiaries. This issue has been settled as noted above.

The IRS has examined our federal income tax returns, and we have settled all issues for tax years through 2009. We participated in the IRS Compliance Assurance Program (“CAP”) for the 2011 and 2010 tax years and also expect to participate for 2012. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Various income tax returns are also under examination by foreign, state and local taxing authorities.

We had total unrecognized tax benefits of $39 million at year-end 2011, $39 million at year-end 2010, and $249 million at year-end 2009. These unrecognized tax benefits reflect the following year-over-year changes: (1) no net change in 2011, although 2011 included increases such as positions related to the spin-off of our timeshare operations, and decreases such as the closing of the 2005 - 2008 IRS audits, the re-measurement of existing positions, and the lapse of statutes of limitations; (2) a $210 million decrease in 2010, primarily reflecting the settlement with IRS Appeals of the 2005-2008 tax years; and (3) a $108 million increase in 2009, primarily representing an increase for the treatment of funds received from non-U.S. subsidiaries due to our then current exposure.
As a large taxpayer, the IRS and other taxing authorities continually audit us. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next 52 weeks as a result of these audits, it remains possible that the amount of our liability for unrecognized tax benefits could change over that time period.
Our unrecognized tax benefit balances included $24 million at year-end 2011, $26 million at year-end 2010, and $136 million at year-end 2009 of tax positions that, if recognized, would impact our effective tax rate.

The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2009 to the end of 2011:

($ in millions)	Amount
Unrecognized tax benefit at beginning of 2009	$141
Change attributable to tax positions taken during a prior period	99
Change attributable to tax positions taken during the current period	22
Decrease attributable to settlements with taxing authorities	(10)
Decrease attributable to lapse of statute of limitations	(3)
Unrecognized tax benefit at end of 2009	249
Change attributable to tax positions taken during a prior period	(187)
Change attributable to tax positions taken during the current period	25
Decrease attributable to settlements with taxing authorities	(47)
Decrease attributable to lapse of statute of limitations	(1)
Unrecognized tax benefit at end of 2010	39
Change attributable to tax positions taken during a prior period	(10)
Change attributable to withdrawal of tax positions previously taken or expected to be taken	(6)
Change attributable to tax positions taken during the current period	19
Decrease attributable to settlements with taxing authorities	—
Decrease attributable to lapse of statute of limitations	(3)
Unrecognized tax benefit at end of 2011	$39

In accordance with our accounting policies, we recognize accrued interest and penalties related to our unrecognized tax benefits as a component of tax expense. Related interest expense totaled $1 million in 2011, $2 million in 2010, and $2 million in 2009. Accrued interest expense totaled $3 million in 2011, $4 million in 2010 and $28 million in 2009.

Deferred Income Taxes
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carry-forwards. We state those balances at the enacted tax rates we expect will be in effect when we actually pay or recover the taxes. Deferred income tax assets represent amounts available to reduce income taxes we will pay on taxable income in future years. We evaluate our ability to realize these future tax deductions and credits by assessing whether we expect to have sufficient future taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies to utilize these future deductions and credits. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized.

Total deferred tax assets and liabilities as of year-end 2011 and year-end 2010, were as follows:

($ in millions)	2011	2010
Deferred tax assets	$1,145	$1,236
Deferred tax liabilities	(18)	(100)
Net deferred taxes	$1,127	$1,136

The following table details the composition of the net deferred tax balances at year-end 2011 and 2010.

($ in millions) Balance Sheet Caption	At Year-End 2011	At Year-End 2010
Current deferred taxes, net	$282	$246
Long-term deferred taxes, net	873	932
Current liabilities, other	(13)	(19)
Long-term liabilities, other	(15)	(23)
Net deferred taxes	$1,127	$1,136

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities as of year-end 2011 and year-end 2010, were as follows:

($ in millions)	2011	2010
Self-insurance	$20	$22
Employee benefits	295	296
Deferred income	15	18
Reserves	64	213
Frequent guest program	42	104
Joint venture interests	(8)	99
ASC 740 deferred taxes	5	5
Tax credits	281	235
Net operating loss carry-forwards	467	204
Timeshare financing	—	—
Property, equipment, and intangible assets	(10)	18
Other, net	28	(16)
Deferred taxes	1,199	1,198
Less: valuation allowance	(72)	(62)
Net deferred taxes	$1,127	$1,136

At year-end 2011, we had approximately $48 million of tax credits that expire through 2031 and $232 million of tax credits that do not expire. We recorded $332 million of net operating loss benefits in 2011 and $21 million in 2010. At year-end 2011, we had approximately $3.3 billion of net operating losses, of which $2.8 billion expire through 2031.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory tax rate to our effective income tax rate:

	2011	2010	2009
U.S. statutory tax rate	35.0%	35.0%	(35.0)%
U.S. state income taxes, net of U.S. federal tax benefit	2.3	2.4	(2.1)
Nondeductible expenses	1.8	0.5	0.5
Non-U.S. income	(0.9)	(3.7)	5.2
Audit activity (1)	0.0	(15.6)	13.7
Company owned life insurance	0.0	0.0	(2.0)
Change in valuation allowance (2)	8.9	0.9	2.2
Tax credits	(1.0)	(0.4)	(0.4)
Other, net	(1.7)	(2.3)	2.3
Effective rate	44.4%	16.8%	(15.6)%

(1)	Primarily related to the treatment of funds received from certain non-U.S. subsidiaries, as discussed earlier in this footnote.

(2)	Primarily related to additional impairment of certain deferred tax assets transferred to MVW, as discussed earlier in this footnote.

Cash paid for income taxes, net of refunds, was $45 million in 2011, $68 million in 2010, and $110 million in 2009.

3.	SHARE-BASED COMPENSATION
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

Effective with the spin-off (see Footnote No. 17, "Spin-off" for further information), all holders of Marriott RSUs on the November 10, 2011 date of record for the spin-off received MVW RSUs consistent with the distribution ratio, with terms and conditions substantially similar to the terms and conditions applicable to the Marriott RSUs. Also, effective with the spin-off, the holders of Marriott stock options and SARs on the date of record received MVW stock options and SARs, consistent with the distribution ratio, with terms and conditions substantially similar to the terms and conditions applicable to the Marriott stock options and SARs. In order to preserve the aggregate intrinsic value of the Marriott stock options and SARs held by such persons, the exercise prices of such awards were adjusted by using the proportion of the Marriott ex-distribution closing stock price to the sum of the total of the Marriott ex-distribution and MVW when issued closing stock prices on the distribution date. All of these adjustments were designed to equalize the fair value of each award before and after spin-off. These adjustments were accounted for as modifications to the original awards. A comparison of the fair value of the modified awards with the fair value of the original awards immediately before the modification did not yield incremental value. Accordingly, Marriott did not record any incremental compensation expense as a result of the modifications to the awards on the spin-off date.
Marriott's future share-based compensation expense will not be significantly impacted by the equity award adjustments that occurred as a result of the spin-off. Deferred compensation costs as of the date of spin-off reflected the unamortized balance of the original grant date fair value of the equity awards held by Marriott employees (regardless of whether those awards are linked to Marriott stock or MVW stock). Following the spin-off, MVW employees who participated in the Comprehensive Plan prior to the spin-off may continue to hold such Marriott granted awards as non-employees. Marriott will not record any share-based compensation expense related to these unvested awards held by MVW employees after the spin-off.

During 2011, we granted 2.6 million RSUs, 0.7 million SARs, and 29,000 deferred stock units.

We recorded share-based compensation expense related to award grants of $86 million in 2011, $90 million in 2010, and $85 million in 2009. Deferred compensation costs related to unvested awards totaled $101 million and $113 million at year-end 2011 and 2010, respectively. As of year-end 2011, we expect to recognize these deferred compensation expenses over a weighted average period of two years.

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

In accordance with the guidance for share-based compensation, we present the tax benefits and costs resulting from the exercise or vesting of share-based awards as financing cash flows. The exercise of share-based awards in 2010 and 2009 resulted in tax benefits of $51 million in 2010 and tax costs of $8 million in 2009. Due to current year tax losses, we recorded no tax benefit in 2011.

We received cash from the exercise of Marriott stock options of $124 million in 2011, $147 million in 2010, and $35 million in 2009.
RSUs
We issue Marriott RSUs under the Comprehensive Plan to certain officers and key employees and those units vest generally over four years in equal annual installments commencing one year after the date of grant. We recognize compensation expense for RSUs over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, Marriott RSUs convert to shares and are distributed from treasury shares. At year-end 2011 and year-end 2010, we had deferred compensation associated with RSUs of approximately $94 million and $103 million, respectively. The weighted average remaining term for RSU grants outstanding at year-end 2011 was two years.

The following table provides additional information on RSUs for the last three fiscal years:

	2011	2010	2009
Share-based compensation expense (in millions)	$73	$76	$71
Weighted average grant-date fair value (per Marriott RSU)	$40	$27	$19
Aggregate intrinsic value of converted and distributed Marriott RSUs (in millions)	$113	$79	$39

The following table shows the 2011 changes in our outstanding Marriott RSU grants and the associated weighted average grant-date fair values:

	Number of Marriott RSUs (in millions)	Weighted Average Grant-Date Fair Value (per RSU)
Outstanding at year-end 2010	7.9	$30
Granted during 2011	2.6	40
Distributed during 2011	(2.9)	29
Forfeited during 2011	(0.3)	32
Outstanding at year-end 2011 (1)	7.3	33
(1) Includes 0.7 million Marriott RSUs held by MVW employees.
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

We recognized compensation expense associated with employee stock options of less than $1 million in 2011, less than $1 million in 2010, and $1 million in 2009. We had approximately $1 million in deferred compensation costs related to employee stock options at both year-end 2011 and year-end 2010. Upon the exercise of Marriott stock options, we issue shares from treasury shares.

The following table shows the 2011 changes in our outstanding Marriott Stock Option Program awards and the associated weighted average exercise prices:

	Number of Marriott Options (in millions)	Weighted Average Exercise Price (per Option)
Outstanding at year-end 2010	24.1	$18
Granted during 2011	—	—
Exercised during 2011	(7.6)	17
Forfeited during 2011	(0.1)	30
Outstanding at year-end 2011 (1)	16.4	17
(1) Includes 0.4 million Marriott options held by MVW employees.

The following table shows the Marriott stock options issued under the Stock Option Program awards outstanding at year-end 2011:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Stock Options (in millions)	Weighted Average Exercise Price (per Option)	Weighted Average Remaining Life (in years)	Number of Stock Options (in millions)	Weighted Average Exercise Price (per Option)	Weighted Average Remaining Life (in years)
13	to	17	11.7	15	2	11.7	15	2
18	to	22	3.3	21	3	3.3	21	3
23	to	49	1.4	31	5	1.3	31	4
8	to	49	16.4	17	2	16.3	17	2

The following table shows the number of Marriott options we granted in the last three years and the associated weighted average grant-date fair values and weighted average exercise prices:

	2011	2010	2009
Options granted	19,192	53,304	—
Weighted average grant-date fair value (per option)	$15	$10	$—
Weighted average exercise price (per option)	$38	$25	$—

The following table shows the intrinsic value of outstanding Marriott stock options and exercisable Marriott stock options at year-end 2011 and 2010:

($ in millions)	2011	2010
Outstanding stock options	$211	$580
Exercisable stock options	211	578

The total intrinsic value of Marriott stock options exercised during 2011, 2010, and 2009 was approximately $124 million, $149 million, and $30 million, respectively.

We may grant Marriott SARs to officers and key employees ("Employee SARs") at base values (exercise prices or strike prices) equal to the market price of our Class A Common Stock on the date of grant. Employee SARs expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the date of grant. We may grant Marriott SARs to directors ("Director SARs") at exercise prices or strike prices equal to the market price of our Class A Common Stock on the date of grant. Director SARs generally expire ten years after the date of grant and vest upon grant; however, they are generally not exercisable until one year after grant. On exercise of Marriott SARs, holders receive the number of shares of our Class A Common Stock equal to the number of SARs that are being exercised multiplied by the quotient of (a) the final value minus the base value, divided by (b) the final value.

We recognized compensation expense associated with Employee SARs and Director SARs of $12 million in 2011, $12 million in 2010, and $11 million in 2009. At year-end 2011 and year-end 2010, we had approximately $6 million and $9 million, respectively, in deferred compensation costs related to SARs. Upon the exercise of Marriott SARs, we issue shares from treasury shares.

The following table shows the 2011 changes in our outstanding Marriott SARs and the associated weighted average exercise prices:

	Number of SARs (in millions)	Weighted Average Exercise Price
Outstanding at year-end 2010	4.8	$31
Granted during 2011	0.7	38
Exercised during 2011	—	—
Forfeited during 2011	(0.1)	31
Outstanding at year-end 2011 (1)	5.4	30
(1) Includes 0.3 million Marriott SARs held by MVW employees.

The following tables show the number of Employee Marriott SARs and Director Marriott SARs granted in the last three years, the associated weighted average exercise prices, and the associated weighted average grant-date fair values:

Employee Marriott SARs	2011	2010	2009
Employee Marriott SARs granted (in millions)	0.7	1.1	0.5
Weighted average exercise price (per SAR)	$38	$27	$15
Weighted average grant-date fair value (per SAR)	$14	$10	$5
Director Marriott SARs	2011	2010	2009
Director Marriott SARs granted	—	—	5,600
Weighted average exercise price (per SAR)	$—	$—	$23
Weighted average grant-date fair value (per SAR)	$—	$—	$10

The number of Marriott SARs forfeited in 2011 and 2010 was 63,000 and 79,000, respectively. Outstanding Marriott SARs at year-end 2011 and year-end 2010 had total intrinsic values of less than $1 million and $54 million, respectively. Exercisable Marriott SARs at year-end 2011 and year-end 2010 had total intrinsic values of zero and $13 million, respectively. Marriott SARs exercised during 2011 and 2010 had total intrinsic values of $280,000 and $402,000, respectively. No SARs were exercised in 2009.

We use a binomial method to estimate the fair value of each SAR granted, under which we calculate the weighted average expected SARs terms as the product of a lattice-based binomial valuation model that uses suboptimal exercise factors. We use historical data to estimate exercise behaviors and terms to retirement for separate groups of retirement eligible and non-retirement eligible employees. The following table shows the assumptions we used for stock options and Employee SARs for 2011, 2010, and 2009:

	2011	2010	2009
Expected volatility	32%	32%	32%
Dividend yield	0.73%	0.71%	0.95%
Risk-free rate	3.4%	3.3%	2.2%
Expected term (in years)	8.0	7.0	7.0

In making these assumptions, we based risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we converted to a continuously compounded rate. We based expected volatility on the weighted-average historical volatility, with periods with atypical stock movement given a lower weight to reflect stabilized long-term mean volatility. We generally valued Director SARs using assumptions consistent with those shown above for Employee SARs, except that we used an expected term of ten years and risk-free rate of 3.2 percent for 2009 rather than that shown in the foregoing table. There were no Director SARs granted during 2010 and 2011.

Deferred Stock Units
We also issue Marriott deferred stock units to Non-employee directors. These Non-employee director deferred stock units vest within one year and are distributed upon election. At year-end 2011 and year-end 2010, there was approximately $279,000 and $313,000, respectively, in deferred costs related to Non-employee director deferred stock units.

The following table shows share-based compensation expense, number of deferred stock units granted, weighted average grant-date fair value, and aggregate intrinsic value of Non-employee director Marriott deferred stock units:

	2011	2010	2009
Share-based compensation expense (in millions)	$1.1	$1.1	$0.9
Non-employee director deferred stock units granted	29,000	34,000	39,000
Weighted average grant-date fair value (per share)	$36	$35	$23
Aggregate intrinsic value of shares distributed (in millions)	$1.4	$1.2	$0.5

At year-end 2011 and year-end 2010, 247,000 and 252,000, respectively, of Non-employee Marriott deferred stock units were outstanding. The weighted average grant-date fair value of those outstanding deferred stock units was $25 for 2011 and $26 for 2010.

Other Information

Although the Comprehensive Plan also provides for issuance of deferred stock bonus awards, deferred stock awards, and restricted stock awards, our Compensation Policy Committee indefinitely suspended the issuance of deferred bonus stock beginning in 2001 and the issuance of both deferred stock awards and restricted stock awards beginning in 2003. At year-end 2011 and year-end 2010, we had zero and less than $1 million, respectively, in deferred compensation costs related to these suspended award programs. We had share-based compensation expense associated with these suspended award programs of less than $1 million in 2011, $1 million in 2010, and $1 million in 2009.

At year-end 2011, we reserved 49 million shares under the Comprehensive Plan, including 22 million shares under the Stock Option Program and the SAR Program.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We show the carrying values and the fair values of non-current financial assets and liabilities that qualify as financial instruments, determined in accordance with current guidance for disclosures on the fair value of financial instruments, in the following table. On November 21, 2011, we transferred all balances related to Loans to timeshare owners (both securitized and non-securitized) and non-recourse debt associated with securitized notes receivable to MVW as part of the spin-off. See Footnote No. 17, "Spin-off" for additional information.

	At Year-End 2011		At Year-End 2010
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$31	$25	$60	$63
Loans to timeshare owners – securitized	—	—	910	1,097
Loans to timeshare owners – non-securitized	—	—	170	176
Senior, mezzanine, and other loans – non-securitized	298	252	184	130
Restricted cash	16	16	30	30
Marketable securities	50	50	18	18

Total long-term financial assets	$395	$343	$1,372	$1,514
Non-recourse debt associated with securitized notes receivable	$—	$—	$(890)	$(921)
Senior Notes	(1,286)	(1,412)	(1,631)	(1,771)
Commercial paper	(331)	(331)	—	—
Other long-term debt	(137)	(137)	(142)	(138)
Other long-term liabilities	(77)	(77)	(71)	(67)
Long-term derivative liabilities	—	—	(1)	(1)

Total long-term financial liabilities	$(1,831)	$(1,957)	$(2,735)	$(2,898)
At year-end 2010, we estimated the fair value of the securitized notes receivable using a discounted cash flow model. We believed this was comparable to a model that an independent third party would use in the then current market. Our model used default rates, prepayment rates, coupon rates and loan terms for our securitized notes receivable portfolio as key drivers of risk and relative value, that when applied in combination with pricing parameters, determined the fair value of the underlying notes receivable.
At year-end 2010, we estimated the fair value of the portion of our non-securitized notes receivable that we believed will ultimately be securitized in the same manner as securitized notes receivable. We valued the remaining non-securitized notes receivable at their carrying value, rather than using our pricing model. We believed that the carrying value of such notes receivable approximated fair value because the stated interest rates of these loans were consistent with current market rates and the reserve for these notes receivable appropriately accounted for risks in default rates, prepayment rates, and loan terms.
We estimate the fair value of our senior, mezzanine, and other loans by discounting cash flows using risk-adjusted rates. We estimate the fair value of our cost method investments by applying a cap rate to stabilized earnings (a market approach). The carrying value of our restricted cash approximates its fair value.
At year-end 2010, we estimated the fair value of our non-recourse debt associated with securitized notes receivable using internally generated cash flow estimates derived by modeling all bond tranches for our active notes receivable securitization transactions, with consideration for the collateral specific to each tranche. The key drivers in our analysis included default rates, prepayment rates, bond interest rates and other structural factors, which we used to estimate the projected cash flows. In order to estimate market credit spreads by rating, we reviewed market spreads from timeshare notes receivable securitizations and other asset-backed transactions that occurred in the market during fiscal year 2010. We then applied those estimated market spreads to swap rates in order to estimate an underlying discount rate for calculating the fair value of the active bonds payable.
We estimate the fair value of our other long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, and we determine the fair value of our senior notes using quoted market prices. At year-end 2011 the carrying value of our commercial paper approximated its fair value due to the short maturity. Other long-term liabilities represent guarantee costs and reserves and deposit liabilities. The carrying values of our guarantee costs and reserves approximate their fair values. We estimate the fair value of our deposit liabilities primarily by discounting future payments at a risk-adjusted rate.
We are required to carry our marketable securities at fair value. We value these securities using directly observable Level 1 inputs. The carrying value of our marketable securities at year-end 2011 was $50 million, which included debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs as well as shares of a publicly traded company. During 2011, a company in which we owned an investment that we accounted for using the cost method became a publicly traded company. Accordingly, we reclassified the investment to marketable securities and now record our investment at fair value. We determined that this security was other-than-temporarily impaired as of the end of the 2011 third quarter and, correspondingly, we recognized an $18 million loss in the 2011 third quarter which we reflected in the "(Losses) gains and other income" caption of our Income Statement. This loss included $10 million of losses that had been recorded in other comprehensive income as of the end of the 2011 second quarter.
We are also required to carry our derivative assets and liabilities at fair value. As of year-end 2011, we had no derivative instruments in a long-term asset or long-term liability position. On November 21, 2011, we transferred the long-term asset position of our derivative instruments to MVW in conjunction with the spin-off. See Footnote No. 17, “Spin-off” for additional information. Prior to the spin-off, we used Level 3 inputs to value these derivatives, using valuations that we calibrated to the initial trade prices, with subsequent valuations based on unobservable inputs to the valuation model, including interest rates and volatilities.
See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” for additional information.

Prior to the spin-off, in preparing our former Timeshare segment to operate as an independent, publicly traded company following our spin-off of MVW (see Footnote No. 17, "Spin-off" for additional information), management assessed the Timeshare segment's intended use of excess undeveloped land and built inventory and the current market conditions for those assets. During the third quarter of 2011, in conjunction with our evaluation of these specific Timeshare assets and our resulting decisions to accelerate cash flow through the monetization of certain excess undeveloped land and to offer incentives to accelerate sales of excess built luxury fractional and residential inventory, we recorded $324 million ($234 million after-tax) of impairment charges, reflected in our 2011 Income Statement in the “Timeshare Strategy - Impairment Charges” caption, to write down the carrying amounts of inventory and property and equipment to their respective fair values. For additional information, see Footnote No. 18, “Timeshare Strategy - Impairment Charges.”

5.	EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings (losses) and number of shares used in our calculations of basic and diluted earnings (losses) per share attributable to Marriott shareholders.

	2011	2010	2009
(in millions, except per share amounts)
Computation of Basic Earnings Per Share Attributable to Marriott Shareholders
Net income (loss)	$198	$458	$(353)
Net losses attributable to noncontrolling interests	—	—	7
Net income (loss) attributable to Marriott shareholders	$198	$458	$(346)
Weighted average shares outstanding	350.1	362.8	356.4
Basic earnings (losses) per share attributable to Marriott shareholders	$0.56	$1.26	$(0.97)
Computation of Diluted Earnings Per Share Attributable to Marriott Shareholders
Net income (loss) attributable to Marriott shareholders	$198	$458	$(346)
Weighted average shares outstanding	350.1	362.8	356.4
Effect of dilutive securities
Employee stock option and SARs plans	8.0	11.0	—
Deferred stock incentive plans	0.9	1.1	—
Restricted stock units	3.3	3.4	—
Shares for diluted earnings per share	362.3	378.3	356.4
Diluted earnings (losses) per share attributable to Marriott shareholders	$0.55	$1.21	$(0.97)

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings. As we recorded a loss in 2009, we did not include the following shares in the “Effect of dilutive securities” caption in the preceding table, because it would have been antidilutive to do so: 7.5 million employee stock option and SARs plan shares, 1.4 million deferred stock incentive plans shares, and 2.1 million RSU shares.
In accordance with the applicable accounting guidance for calculating earnings per share, we have not included the following stock options and SARs in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for 2011, 4.1 million options and SARs, with exercise prices ranging from $30.31 to $46.21;

(b)	for 2010, 2.4 million options and SARs, with exercise prices ranging from $34.11 to $49.03; and

(c)	for 2009, 12.3 million options and SARs, with exercise prices ranging from $22.30 to $49.03.

6.	INVENTORY
Inventory, totaling $11 million as of year-end 2011, primarily consists of hotel operating supplies for the limited number of properties we own or lease. Inventory totaling $1,489 million as of year-end 2010, consisted primarily of Timeshare segment interval, fractional ownership, and residential products totaling $1,472 million and hotel operating supplies of $17 million. Interest capitalized as a cost of Timeshare segment interval, fractional ownership, and residential products totaled $6 million in 2011 and $3 million in 2010. On November 21, 2011, we transferred all Timeshare segment inventory balances (including the capitalized interest) to MVW as part of the spin-off. See Footnote No. 17, "Spin-off" for additional information.

We generally value operating supplies at the lower of cost (using the first-in, first-out method) or market. Prior to the spin-off date, we primarily recorded Timeshare segment interval, fractional ownership, and residential products at the lower of cost or fair market value, in accordance with applicable accounting guidance. Consistent with recognized industry practice, we classified Timeshare segment interval, fractional ownership, and residential products inventory as of year-end 2010 (which had an operating cycle that exceeds 12 months) as a current asset.

Prior to the spin-off, in preparing our former Timeshare segment to operate as an independent, publicly traded company (see Footnote No. 17, "Spin-off" for additional information), management assessed the Timeshare segment's intended use of excess undeveloped land and built inventory and the current market conditions for those assets. On September 8, 2011, management approved a plan for the Timeshare segment to accelerate cash flow through the monetization of certain excess undeveloped land and to offer incentives to accelerate sales of excess built luxury fractional and residential inventory. As the fair values of the undeveloped land and the excess built luxury fractional and residential inventory were less than their respective carrying values, we recorded an inventory impairment charge in 2011 of $256 million to adjust the carrying value of the inventory to its fair value. Additionally, upon the approval of the plan in 2011, we reclassified $57 million of this undeveloped land previously in our development plans from inventory to property and equipment. See Footnote No. 18, “Timeshare Strategy-Impairment Charges,” for additional information.

We show the composition of our former Timeshare segment inventory balances as of year-end 2010 in the following table:

($ in millions)	At Year-End 2010
Finished goods	$732
Work-in-process	101
Land and infrastructure	639
$1,472

7.	PROPERTY AND EQUIPMENT
We show the composition of our property and equipment balances in the following table:

($ in millions)	2011	2010
Land	$454	$514
Buildings and leasehold improvements	667	854
Furniture and equipment	810	984
Construction in progress	164	204
	2,095	2,556
Accumulated depreciation	(927)	(1,249)
	$1,168	$1,307
In the following table, we show the composition of our assets recorded under capital leases, which we have included in our property and equipment total balances in the preceding table:

($ in millions)	2011	2010
Land	$30	$8
Buildings and leasehold improvements	128	59
Furniture and equipment	34	32
Construction in progress	3	1
	195	100
Accumulated depreciation	(76)	(70)
	$119	$30
We record property and equipment at cost, including interest and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $12 million in 2011, $10 million in 2010, and $8 million in 2009. We capitalize the cost of improvements that extend the useful life of property and equipment when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Depreciation expense totaled $127 million in 2011, $138 million in 2010, and $151 million in 2009, and included amortization of assets recorded under capital leases.
As noted in Footnote No. 6, "Inventory," management approved a plan, on September 8, 2011, for the Timeshare segment to accelerate cash flow through the monetization of certain excess undeveloped land and to offer incentives to accelerate sales of excess built luxury fractional and residential inventory. As the nominal cash flows from the planned land sales and their estimated fair values were less than their carrying values, we recorded an impairment charge in the 2011 third quarter of $68 million to adjust the carrying value of the property and equipment to its fair value. Additionally, upon the approval of the plan, we reclassified $57 million of this undeveloped land previously in our development plans from inventory to property and equipment in 2011. See Footnote No. 18, “Timeshare Strategy-Impairment Charges,” for additional information.
In 2010, we determined that we would not be able to fully recover the carrying amount of a capitalized software asset from an existing group of property owners. In accordance with the guidance for the impairment of long-lived assets, we evaluated the asset for recovery and as a result of a negotiated agreement with the property owners, we recorded an impairment charge of $84 million in 2010 to adjust the carrying value of the asset to our estimate of its fair value. We estimated that fair value using an income approach reflecting internally developed Level 3 discounted cash flows that included, among other things, our expectations of future cash flows based on historical experience and projected growth rates, usage estimates and demand trends. The impairment charge impacted the general, administrative, and other expense line in our Income Statement. We did not allocate that charge to any of our segments.
In 2010, we decided to pursue the disposition of a golf course and related assets from our former Timeshare segment. In accordance with the guidance for the impairment of long-lived assets, we evaluated the property and related assets for recovery and we recorded an impairment charge of $13 million in 2010 to adjust the carrying value of the assets to our estimate of fair value. We estimated that fair value using an income approach reflecting internally developed Level 3 discounted cash flows based on negotiations with a qualified prospective third-party purchaser of the asset. The impairment charge impacted the general, administrative, and other expense line in our Income Statement, and we allocated the charge to our former Timeshare segment.
In 2010, we decided to pursue the disposition of a land parcel. In accordance with the guidance for the impairment of long-lived assets, we evaluated the property for recovery and we recorded an impairment charge of $14 million in 2010 to adjust the carrying value of the property to our estimate of fair value. We estimated that fair value using an income approach reflecting internally developed Level 3 cash flows that included, among other things, our expectations about the eventual disposition of the property based on discussions with potential third-party purchasers. The impairment charge impacted the general, administrative, and other expense line in our Income Statement, and we allocated that charge to our North American Limited-Service segment.

8.	ACQUISITIONS AND DISPOSITIONS

2011 Acquisitions
In 2011, we contributed approximately $51 million (€37 million) in cash for the intellectual property and associated 50 percent interests in two new joint ventures formed for the operation, management and development of AC Hotels by Marriott, initially in Europe but eventually in other parts of the world. The hotels will be managed by the joint ventures or franchised at the direction of the joint ventures. As noted in Footnote No. 15, “Contingencies,” we have a right and, in some circumstances, an obligation to acquire the remaining interest in the joint ventures over the next nine years.
In 2011, we acquired certain assets and a leasehold on a hotel for an initial payment of $34 million (€25 million) in cash plus fixed annual rent. See Footnote No. 21, “Leases,” for additional information. As noted in Footnote No. 15, “Contingencies,” we also have a right and, in some circumstances, an obligation to acquire the landlord’s interest in the real estate property and attached assets of this hotel for $58 million (€45 million) during the next three years.

Late in 2011, we paid cash deposits of $6 million on a property we planned to develop into a hotel. Subsequent to fiscal year-end 2011, we acquired the associated land and a building for $160 million in cash.

2011 Dispositions
On November 21, 2011, we completed the spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of MVW, our wholly owned subsidiary. We made a pro rata distribution to our shareholders of record as of the close of business on November 10, 2011 of one share of MVW common stock for every ten shares of Marriott common stock. We recognized no gain or loss as a result of the spin-off transaction. Please see Footnote No. 17, "Spin-off" for additional information.

In 2011, we completed a bulk sale of land and developed inventory for net cash proceeds of $17 million and recorded a net gain of $2 million, which was included in the results of our former Timeshare segment.

In 2011, we sold our 11 percent interest in one hotel, concurrently terminated the associated lease agreement, and entered into a long-term management agreement. Cash proceeds totaled $1 million, and we recognized a $2 million loss. Our sale of the

89 percent interest in 1999 was accounted for under the financing method with proceeds reflected as long-term debt. In conjunction with the sale of the 11 percent interest in 2011, assets decreased by $19 million and liabilities decreased by $17 million.

2010 Acquisitions
In 2010, we acquired one land parcel for hotel development and one hotel for cash consideration of $175 million. We also acquired timeshare and fractional units for use in The Ritz-Carlton Destination Club program for cash consideration of $112 million, which included a deposit of $11 million, paid in 2009.

2010 Dispositions
In 2010, we sold two limited-service properties, one full-service property, and one land parcel for cash proceeds of $114 million and recorded a net gain of $27 million. We accounted for each of the sales under the full accrual method in accordance with accounting for sales of real estate. We will continue to operate the one full-service property and one of the limited-service properties under management agreements. The one other limited-service property left our system.

2009 Acquisitions and Dispositions
We made no significant acquisitions or dispositions in 2009.

9.	GOODWILL AND INTANGIBLE ASSETS
The following table details the composition of our other intangible assets:

($ in millions)	At Year-End 2011	At Year-End 2010
Contract acquisition costs and other	$1,239	$1,145
Accumulated amortization	(393)	(377)
	$846	$768

We capitalize costs incurred to acquire management, franchise, and license agreements that are both direct and incremental. We amortize these costs on a straight-line basis over the initial term of the agreements, ranging from 15 to 30 years. Amortization expense totaled $41 million in 2011, $40 million in 2010, and $34 million in 2009. Our estimated aggregate amortization expense for each of the next five fiscal years is as follows: $41 million for 2012; $37 million for 2013; $36 million for 2014; $36 million for 2015; and $36 million for 2016.

The following table details the carrying amount of goodwill:

($ in millions)	At Year-End 2011	At Year-End 2010
Goodwill	$929	$929
Accumulated impairment losses	(54)	(54)
	$875	$875

10.	NOTES RECEIVABLE
We show the composition of our notes receivable balances (net of reserves and unamortized discounts) in the following table:

($ in millions)	At Year-End 2011	At Year-End 2010
Loans to timeshare owners – securitized	$—	$1,028
Loans to timeshare owners – non-securitized	—	225
Senior, mezzanine, and other loans – non-securitized	382	191
	382	1,444
Less current portion
Loans to timeshare owners – securitized	—	(118)
Loans to timeshare owners – non-securitized	—	(55)
Senior, mezzanine, and other loans – non-securitized	(84)	(7)
	$298	$1,264
We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in our Balance Sheets. We show the composition of our long-term notes receivable balances (net of reserves and unamortized discounts) in the following table:

($ in millions)	At Year-End 2011	At Year-End 2010
Loans to timeshare owners	$—	$1,080
Loans to equity method investees	2	2
Other notes receivable	296	182
	$298	$1,264

The following tables show future principal payments (net of reserves and unamortized discounts) as well as interest rates, reserves and unamortized discounts for our securitized and non-securitized notes receivable.

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates

($ in millions)	Amount
2012	$84
2013	50
2014	35
2015	23
2016	44
Thereafter	146
Balance at year-end 2011	$382
Weighted average interest rate at year-end 2011	4.3%
Range of stated interest rates at year-end 2011	0 to 12.9%

Notes Receivable Reserves

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Balance at year-end 2010	$203	$89	$292
Balance at year-end 2011	$78	$—	$78

Notes Receivable Unamortized Discounts (1)

($ in millions)	Amount
Balance at year-end 2010	$13
Balance at year-end 2011	$12

(1)	The discounts for both year-end 2011 and 2010 relate entirely to our Senior, Mezzanine, and Other Loans.
Senior, Mezzanine, and Other Loans
We reflect interest income associated with “Senior, mezzanine, and other loans” in the “Interest income” caption in our Income Statements. At year-end 2011, our recorded investment in impaired “Senior, mezzanine, and other loans” was $96 million. We had a $78 million notes receivable reserve representing an allowance for credit losses, leaving $18 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2010, our recorded investment in impaired “Senior, mezzanine, and other loans” was $83 million, and we had a $74 million notes receivable reserve representing an allowance for credit losses, leaving $9 million of our investment in impaired loans, for which we had no related allowance for credit losses. During 2011 and 2010, our average investment in impaired “Senior, mezzanine, and other loans” totaled $89 million and $137 million, respectively.

The following table summarizes the activity related to our “Senior, mezzanine, and other loans” notes receivable reserve for 2009, 2010, and 2011:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2008	$113
Additions	84
Write-offs	(28)
Transfers and other	14
Balance at year-end 2009	$183
Additions	4
Write-offs	(120)
Transfers and other	7
Balance at year-end 2010	$74
Additions	2
Reversals	(7)
Transfers and other	9
Balance at year-end 2011	$78
As of year-end 2011, past due senior, mezzanine, and other loans totaled $8 million.
Loans to Timeshare Owners
On November 21, 2011, we transferred all balances related to loans to timeshare owners (both securitized and non-securitized) to MVW as part of the spin-off. See Footnote No. 17, "Spin-off" for additional information. Prior to the spin-off date, we reflected interest income associated with “Loans to timeshare owners” of $143 million, $187 million, and $46 million for 2011, 2010 and 2009, respectively, in our Income Statements in the “Timeshare sales and services” revenue caption. Of the

$143 million of interest income we recognized in 2011, $116 million was associated with securitized loans and $27 million was associated with non-securitized loans, compared with $147 million associated with securitized loans and $40 million associated with non-securitized loans in 2010. The interest income we recognized in 2009 related solely to non-securitized loans.
The following table summarizes the activity related to our “Loans to timeshare owners” notes receivable reserve for 2009, 2010, and 2011 prior to the spin-off date:

($ in millions)	Non-Securitized Notes Receivable Reserve	Securitized Notes Receivable Reserve	Total
Balance at year-end 2008	$35	$—	$35
Additions for current year securitizations	5	—	5
Write-offs	(13)	—	(13)
Balance at year-end 2009	$27	$—	$27
Additions for current year securitizations	32	—	32
Additions for new securitizations, net of clean-up call	(18)	18	—
Write-offs	(79)	—	(79)
One-time impact of the new Transfers of Financial Assets and Consolidation standards (1)	84	135	219
Defaulted note repurchase activity(2)	68	(68)	—
Other	15	4	19
Balance at year-end 2010	$129	$89	$218
Additions for current year contract sales	26	—	26
Additions for new securitizations, net of unwind	(12)	12	—
Write-offs	(67)	—	(67)
Defaulted note repurchase activity(2)	43	(43)	—
Other(3)	(12)	12	—
Transfer due to spin-off	(107)	(70)	(177)
Balance at year-end 2011	$—	$—	$—

(1)
The non-securitized notes receivable reserve related to the implementation of the new Transfers of Financial Assets and Consolidation standards, which required us to establish reserves for certain previously securitized and subsequently repurchased notes held at January 2, 2010.

(2)	Decrease in securitized reserve and increase in non-securitized reserve was attributable to the transfer of the reserve when we repurchased the notes.

(3)	Consisted of static pool and default rate assumption changes.
We show our recorded investment in nonaccrual “Loans to timeshare owners” loans at year-end 2010 (which were loans that were 90 days or more past due) as well as our average investment in these loans during 2010 in the following table:

($ in millions)	Non-Securitized Notes Receivable	Securitized Notes Receivable	Total
Investment in loans on nonaccrual status	$113	$15	$128
Average investment in loans on nonaccrual status	$113	$8	$121

11.	ASSET SECURITIZATIONS
Prior to the spin-off date (see Footnote No. 17, "Spin-off" for additional information on the spin-off), we periodically securitized, without recourse, through special purpose entities, notes receivable originated by our former Timeshare segment in connection with the sale of timeshare interval and fractional products. We continued to service the notes and transferred all proceeds collected to special purpose entities. We retained servicing agreements and other interests in the notes. The executed transactions typically included minimal cash reserves established at time of securitization, as well as default and delinquency triggers, which we monitored on a monthly basis. See Footnote No. 1, “Summary of Significant Accounting Policies” for information on the impact of our 2010 adoption of the new Transfers of Financial Assets and Consolidation standards on our timeshare note securitizations, including the elimination of residual interests and the accounting for note receivable securitizations as secured borrowings, rather than sales.

The following table shows cash flows between us and investors during 2009. In 2010, we consolidated the entities that facilitated our notes receivable securitizations. See Footnote No. 20, “Variable Interest Entities” for discussion of the impact of our involvement with these entities on our financial position, financial performance, and cash flows for 2010 and 2011.

($ in millions)	2009
Net proceeds to us from timeshare note securitizations	$349
Voluntary repurchases by us of defaulted notes (over 150 days overdue)	$81
Servicing fees received by us	$6
Cash flows received from our retained interests	$75

In 2010 and 2009, we securitized notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional ownership products of $229 million and $446 million, respectively. During 2010, we entered into one note securitization transaction for $229 million. The note securitization was made to a transaction-specific trust that, simultaneously with its purchase of the notes receivable, issued $218 million of the trust’s notes. During 2009, we entered into two note securitization transactions for $284 million and $380 million. The second of these transactions included our reacquisition and securitization of $218 million of notes that were previously securitized in the first transaction. Each note securitization in 2009 was made to a transaction-specific trust that, simultaneously with its purchase of the notes receivable, issued $522 million of the trust’s notes. In connection with the securitization of the notes receivable, we received proceeds, net of costs and reserves, of $215 million in 2010 and $349 million in 2009. We included gains from the sales of timeshare notes receivable totaling $37 million in 2009 in the “Timeshare sales and services” revenue caption in our Income Statement. In 2010, we accounted for the note securitization transaction under the new Transfers of Financial Assets and Consolidation standards. Accordingly, no gain or loss was recorded in conjunction with the 2010 note securitization transaction.

12.	LONG-TERM DEBT
We provide detail on our long-term debt balances in the following table:

($ in millions)	2011	2010
Non-recourse debt associated with securitized notes receivable	$—	$1,016
Less current portion	—	(126)
	—	890
Senior Notes:
Series F, interest rate of 4.625%, face amount of $348, maturing June 15, 2012 (effective interest rate of 5.01%)(1)	348	348
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.52%)(1)	307	304
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.28%)(1)	289	289
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.43%)(1)	291	291
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013 (effective interest rate of 5.69%)(1)	399	399
Commercial paper, average interest rate of 0.4407% at December 30, 2011	331	—
$1,750 Credit Facility	—	—
Other	206	182
	2,171	1,813
Less current portion	(355)	(12)
	1,816	1,801
	$1,816	$2,691

(1)	Face amount and effective interest rate are as of year-end 2011.
On November 21, 2011, all balances related to non-recourse debt associated with securitized notes receivable were transferred to MVW as part of the spin-off. See Footnote No. 17, "Spin-off" for additional information. The non-recourse debt associated with securitized notes receivable, prior to the spin-off, was secured by the related notes receivable. All of our other long-term debt was, and to the extent currently outstanding is, recourse to us but unsecured. Other debt in the preceding table includes capital leases, among other items.

We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $1.75 billion of aggregate borrowings to support general corporate needs, including working capital, capital expenditures, and letters of credit. The Credit Facility expires on June 23, 2016. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate also based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis.
Each of our securitized notes receivable pools (all of which we transferred to MVW on November 21, 2011 in conjunction with the spin-off of our timeshare operations and timeshare development business) contained various triggers relating to the performance of the underlying notes receivable. If a pool of securitized notes receivable failed to perform within the pool’s established parameters (default or delinquency thresholds by deal) transaction provisions effectively redirected the monthly excess spread we typically received from that pool (related to the interests we retained), to accelerate the principal payments to investors based on the subordination of the different tranches until the performance trigger was cured. As a result of performance triggers, a total of $2 million, $6 million, and $17 million in cash of excess spread was used to pay down debt during 2011, 2010, and 2009, respectively.
We show future principal payments (net of unamortized discounts) and unamortized discounts for our debt in the following tables:
Debt Principal Payments (net of unamortized discounts)

($ in millions)	Amount
2012	$355
2013	409
2014	62
2015	316
2016	629
Thereafter	400
Balance at year-end 2011	$2,171
Unamortized Debt Discounts

($ in millions)	Amount
Balance at year-end 2010	$16
Balance at year-end 2011	$12

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

We did not repurchase any of our Senior Notes in 2011 or 2010.
We paid cash for interest, net of amounts capitalized, of $130 million in 2011, $148 million in 2010, and $96 million in 2009.

13.	SELF-INSURANCE RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
The activity in the reserve for losses and loss adjustment expenses is summarized as follows:

($ in millions)	2011	2010
Balance at beginning of year	$313	$304
Less: reinsurance recoverable	(7)	(9)
Net balance at beginning of year	306	295
Incurred related to:
Current year	117	114
Prior year	(9)	(8)
Total incurred	108	106
Paid related to:
Current year	(32)	(38)
Prior year	(57)	(57)
Total paid	(89)	(95)
Net balance at end of year	325	306
Add: reinsurance recoverable	5	7
Balance at end of year	$330	$313

The provision for unpaid loss and loss adjustment expenses decreased by $9 million in 2011 and $8 million in 2010 as a result of changes in estimates from insured events of the prior years due to changes in underwriting experience and frequency and severity trends. Our year-end 2011 self-insurance reserve of $330 million consisted of a current portion of $99 million and long-term portion of $231 million. Our year-end 2010 self-insurance reserve of $313 million consisted of a current portion of $98 million and long-term portion of $215 million.

14.	SHAREHOLDERS’ EQUITY
Eight hundred million shares of our Class A Common Stock, with a par value of $.01 per share, and ten million shares of preferred stock, without par value, are authorized under our restated certificate of incorporation. As of year-end 2011, of those authorized shares 333 million shares of our Class A Common Stock and no shares of our preferred stock were outstanding.

Accumulated other comprehensive loss of $48 million at year-end 2011 consisted of losses totaling $35 million associated with currency translation adjustments, losses of $18 million associated with interest rate swap agreement cash flow hedges, unrealized losses on available-for-sale securities of $3 million, and reclassification of losses of $8 million. Accumulated other comprehensive loss of $2 million at year-end 2010 consisted of losses totaling $4 million associated with currency translation adjustments, and gains of $2 million associated with interest rate swap agreement cash flow hedges.

15.	CONTINGENCIES
Guarantees
We issue guarantees to certain lenders and hotel owners, primarily to obtain long-term management contracts. The guarantees generally have a stated maximum amount of funding and a term of four to ten years. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are inadequate to cover annual debt service or to repay the loan at the end of the term. The terms of the guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. Guarantee fundings to lenders and hotel owners are generally recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. We also enter into project completion guarantees with certain lenders in conjunction with hotels that we or our joint venture partners are building.

We show the maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at year-end 2011 in the following table.

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings
Debt service	$74	$7
Operating profit	119	48
Other	17	4
Total guarantees where we are the primary obligor	$210	$59

We included our liability for expected future fundings at year-end 2011 in our Balance Sheet as follows: $9 million in the “Other current liabilities” and $50 million in the “Other long-term liabilities.”
Our guarantees listed in the preceding table include $11 million of operating profit guarantees and $16 million of debt service guarantees, all of which will not be in effect until either the underlying properties open and we begin to operate the properties or certain other events occur.
The guarantees in the preceding table do not include the following:

•
$171 million of guarantees related to Senior Living Services lease obligations of $132 million (expiring in 2018) and lifecare bonds of $39 million (estimated to expire in 2016), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $6 million of the lifecare bonds; Health Care Property Investors, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $32 million of the lifecare bonds, and Five Star Senior Living is the primary obligor on the remaining $1 million of lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. While we currently do not expect to fund under the guarantees, Sunrise’s SEC filings suggest that Sunrise’s continued ability to meet these guarantee obligations cannot be assured given Sunrise’s financial position and limited access to liquidity. In 2011 Sunrise provided us $3 million cash collateral to cover potential exposure under the existing lease and bond obligations for 2012 and 2013. In conjunction with our consent of the extension in 2011 of certain lease obligations for an additional five-year term until 2018, Sunrise provided us an additional $1 million cash collateral and an $85 million letter of credit issued by Key Bank to secure our exposure under the lease guarantees for the continuing leases during the extension term and certain other obligations of Sunrise. During the extension term, Sunrise agreed to make an annual payment to us with respect to the cash flow of the continuing lease facilities, subject to a $1 million annual minimum.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $45 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $6 million (€5 million) of which remained at year-end 2011. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
See Footnote No. 17, "Spin-off" for additional information on the spin-off of our timeshare operations and timeshare development business. Prior to the spin-off, we had certain guarantees and commitments outstanding related to this business. In conjunction with the spin-off, we became secondarily liable for any payments that may be required under a project completion guarantee, various letters of credit, and several guarantees with a total exposure of $41 million, for which MVW has executed documents indemnifying us. Most of these obligations expire in 2012 and 2013, except for one guarantee in the amount of $27 million (35 million SGD) that expires in 2021. We have not funded any amounts under these obligations. Our liability associated with these guarantees had a carrying value of $2 million at year-end 2011.

•
A project completion guarantee that we provided to another lender for a joint venture project with an estimated aggregate total cost of $498 million (Canadian $508 million). The associated joint venture will satisfy payments for cost overruns for this project through contributions from the partners or from borrowings, and we are liable on a several basis with our partners in an amount equal to our 20 percent pro rata ownership in the joint venture. In 2010, our partners executed documents indemnifying us for any payments that may be required for this guarantee obligation. Our liability associated with this project completion guarantee had a carrying value of $3 million at year-end 2011.
In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments and Letters of Credit
In addition to the guarantees noted in the preceding paragraphs, as of year-end 2011, we had the following commitments outstanding:

•
A commitment to invest up to $7 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund this commitment within three years.

•
A commitment to invest up to $24 million of equity for noncontrolling interests in partnerships that plan to develop limited-service properties. We expect to fund $20 million within three years. We do not expect to fund $4 million of this commitment.

•	A commitment, with no expiration date, to invest up to $26 million (€20 million) in a joint venture in which we are a partner. We do not expect to fund under this commitment.

•
A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property that we expect to fund within two years, as follows: $7 million in 2012 and $4 million in 2013.

•	A commitment, with no expiration date, to invest up to $7 million in a joint venture that we do not expect to fund.

•
$5 million of loan commitments that we have extended to owners of lodging properties. We do not expect to fund these commitments of which $4 million will expire within three years and $1 million will expire after five years.

•
A $1 million commitment, with no expiration date, to a hotel real estate investment trust in which we have an ownership interest. We do not expect to fund this commitment. The commitment is pledged as collateral for certain trust investments.

•
We have a right and under certain circumstances an obligation to acquire our joint venture partner’s remaining 50 percent interest in two joint ventures over the next nine years at a price based on the performance of the ventures. We made a $12 million (€9 million) deposit in conjunction with this contingent obligation in 2011 and expect to make the remaining deposit of €6 million in fiscal year 2012, after certain conditions are met. The deposits are refundable to the extent we do not acquire our joint venture partner’s remaining interests.

•
We have a right and under certain circumstances an obligation to acquire the landlord’s interest in the real estate property and attached assets of a hotel that we lease for approximately $58 million (€45 million) during the next three years.

•
Various commitments for the purchase of information technology hardware, software, and maintenance services in the normal course of business totaling $95 million. We expect to fund these commitments within three years as follows: $47 million in 2012, $46 million in 2013, and $2 million in 2014.

At year-end 2011, we had $65 million of letters of credit outstanding ($64 million outside the Credit Facility and $1 million under our Credit Facility), the majority of which related to our self-insurance programs. Surety bonds issued as of year-end 2011, totaled $108 million, the majority of which federal, state and local governments requested in connection with our lodging operations and self-insurance programs.

16.	BUSINESS SEGMENTS

We are a diversified hospitality company with operations in four business segments:

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

•
International Lodging, which includes the Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Autograph Collection, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments properties located outside the United States and Canada; and

•	Luxury Lodging, which includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION properties worldwide (together with residential properties associated with some Ritz-Carlton hotels).

In addition, prior to the spin-off, our former Timeshare segment consisted of the timeshare operations and timeshare development business that we transferred to MVW in conjunction with the spin-off. Our former Timeshare segment's historical financial results for periods prior to the spin-off continue to be included in Marriott's historical financial results as a component of continuing operations as reflected in the tables that follow. See Footnote No. 17, "Spin-off" for additional information regarding the spin-off.
In 2011, we changed the management reporting structure for properties located in Hawaii. In conjunction with that change, we now report revenues, financial results, assets, and liabilities for properties located in Hawaii in our North American segments rather than in our International segment. In addition, we recognized in our Timeshare segment some management fees we previously recognized in our International segment. For comparability, we have reclassified prior year segment revenues, segment financial results, and segment assets to reflect these changes. These reclassifications only affect our segment reporting, and do not change our total consolidated revenue, operating income, or net income or our total segment revenues or total segment financial results.
We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. With the exception of our former Timeshare segment, we do not allocate interest income or interest expense to our segments. We allocate gains and losses, equity in earnings or losses from our joint ventures, divisional general, administrative, and other expenses, and income or losses attributable to noncontrolling interests to each of our segments. Prior to the spin-off date, we included interest income and interest expense associated with our former Timeshare segment notes in our Timeshare segment results because financing sales and securitization transactions were an integral part of that segment’s business. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments. "Other unallocated corporate" includes license fees we receive from our credit cards and following the spin-off, also includes license fees associated with the timeshare brands.
We aggregate the brands presented within our segments considering their similar economic characteristics, types of customers, distribution channels, regulatory business environments and operations within each segment and our organizational and management reporting structure.
Revenues

($ in millions)	2011	2010	2009
North American Full-Service Segment	$5,450	$5,159	$4,892
North American Limited-Service Segment	2,358	2,150	1,986
International Segment	1,278	1,188	1,096
Luxury Segment	1,673	1,563	1,413
Former Timeshare Segment	1,438	1,551	1,444
Total segment revenues	12,197	11,611	10,831
Other unallocated corporate	120	80	77
	$12,317	$11,691	$10,908

Net Income (Loss) Attributable to Marriott

($ in millions)	2011	2010	2009
North American Full-Service Segment	$351	$317	$268
North American Limited-Service Segment	382	298	265
International Segment	175	165	128
Luxury Segment	74	77	17
Former Timeshare Segment	(217)	126	(674)
Total segment financial results	765	983	4
Other unallocated corporate	(302)	(326)	(318)
Interest expense and interest income(1)	(107)	(106)	(93)
Income taxes(2)	(158)	(93)	61
	$198	$458	$(346)

(1)
Of the $164 million of interest expense shown on the Income Statement for year-end 2011 we allocated $43 million, respectively, to our former Timeshare Segment. Of the $180 million of interest expense shown on the Income Statement for year-end 2010 we allocated $55 million to our former Timeshare segment.

(2)
The $61 million of income tax benefits for year-end 2009 included our benefit for income taxes of $65 million as shown in the Income Statements and taxes attributable to noncontrolling interests of $4 million.

Net Losses Attributable to Noncontrolling Interests

($ in millions)	2011	2010	2009
Former Timeshare Segment	—	—	11
Provision for income taxes	—	—	(4)
	$—	$—	$7

Equity in Losses of Equity Method Investees

($ in millions)	2011	2010	2009
North American Full-Service Segment	$1	$2	$1
North American Limited-Service Segment	(2)	(13)	(9)
International Segment	(4)	(7)	(11)
Luxury Segment	(10)	(2)	(32)
Former Timeshare Segment	—	(8)	(12)
Total segment equity in losses	(15)	(28)	(63)
Other unallocated corporate	2	10	(3)
	$(13)	$(18)	$(66)

Depreciation and Amortization

($ in millions)	2011	2010	2009
North American Full-Service Segment	$28	$31	$33
North American Limited-Service Segment	22	19	18
International Segment	22	24	25
Luxury Segment	19	19	17
Former Timeshare Segment	28	36	42
Total segment depreciation and amortization	119	129	135
Other unallocated corporate	49	49	50
	$168	$178	$185

Assets

($ in millions)	At Year-End 2011	At Year-End 2010
North American Full-Service Segment	$1,241	$1,221
North American Limited-Service Segment	497	465
International Segment	1,026	822
Luxury Segment	931	871
Former Timeshare Segment	—	3,310
Total segment assets	3,695	6,689
Other unallocated corporate	2,215	2,294
	$5,910	$8,983

Equity Method Investments

($ in millions)	At Year-End 2011	At Year-End 2010
North American Full-Service Segment	$13	$14
North American Limited-Service Segment	84	87
International Segment	92	38
Luxury Segment	38	44
Former Timeshare Segment	—	1
Total segment equity method investments	227	184
Other unallocated corporate	7	6
	$234	$190

Goodwill

($ in millions)	North American Full-Service Segment	North American Limited-Service Segment	International Segment	Luxury Segment	Total Goodwill
Year-end 2009 balance:
Goodwill	$335	$126	$298	$170	$929
Accumulated impairment losses	—	(54)	—	—	(54)
	$335	$72	$298	$170	$875
Year-end 2010 balance:
Goodwill	$335	$126	$298	$170	$929
Accumulated impairment losses	—	(54)	—	—	(54)
	$335	$72	$298	$170	$875
Year-end 2011 balance:
Goodwill	$335	$126	$298	$170	$929
Accumulated impairment losses	—	(54)	—	—	(54)
	$335	$72	$298	$170	$875

Capital Expenditures

($ in millions)	2011	2010	2009
North American Full-Service Segment	$8	$7	$18
North American Limited-Service Segment	11	13	9
International Segment	52	35	33
Luxury Segment	40	168	1
Former Timeshare Segment	13	24	28
Total segment capital expenditures	124	247	89
Other unallocated corporate	59	60	58
	$183	$307	$147

Segment expenses include selling expenses directly related to the operations of the businesses, aggregating $354 million in 2011, $419 million in 2010, and $440 million in 2009. Approximately 82 percent for 2011 (prior to the spin-off date), 85 percent for 2010 and 86 percent for 2009 of the selling expenses are related to our former Timeshare segment.

Our Financial Statements include the following related to operations located outside the United States (which are predominately related to our International lodging segment):

1.	Revenues of $1,945 million in 2011, $1,841 million in 2010, and $1,700 million in 2009;

2.
Segment financial results of $172 million in 2011, segment financial results of $252 million in 2010, and segment financial losses of $26 million in 2009. 2011 segment financial results consisted of segment income of $76 million from Asia, $44 million from the United Kingdom and Ireland, $42 million from Continental Europe, $19 million from the Middle East and Africa, and $3 million from Australia, partially offset by a segment loss of $12 million from the Americas (excluding the United States). Segment results for 2011 included timeshare-strategy impairment charges for our former Timeshare segment, totaling $86 million associated with the Americas (excluding the United States) and Europe of $84 million and $2 million, respectively. Segment losses for 2009 reflected timeshare-strategy impairment charges and restructuring costs, both for our former Timeshare segment, totaling $176 million associated with the Americas (excluding the United States), Europe, Asia and the United Kingdom and Ireland of $100 million, $47 million, $22 million, and $7 million, respectively; and

3.
Fixed assets of $402 million in 2011 and $350 million in 2010. At year-end 2011 and year-end 2010, fixed assets located outside the United States are included within the “Property and equipment” caption in our Balance Sheets.

17.	SPIN-OFF
On November 21, 2011, we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our wholly owned subsidiary MVW. In connection with the spin-off, we entered into several agreements with MVW, and, in some cases, certain of its subsidiaries, that govern our post-spin-off relationship with MVW, including a Separation and Distribution Agreement, two License Agreements for the use of Marriott and Ritz-Carlton marks and intellectual property, an Employee Benefits and Other Employment Matters Allocation Agreement, a Tax Sharing and indemnification Agreement, a Marriott Rewards Affiliation Agreement, and a Non-Competition Agreement. Under license agreements with us, MVW is both the exclusive developer and operator of timeshare, fractional, and related products under the Marriott brand and the exclusive developer of fractional and related products under The Ritz-Carlton brand.

MVW filed a Form 10 registration statement with the SEC which, as amended, describes the spin-off and was declared effective on October 27, 2011. As a result of the spin-off, MVW is an independent company whose common shares are listed on the New York Stock Exchange under the symbol "VAC." On the spin-off date, Marriott shareholders of record as of the close of business on November 10, 2011 received one share of MVW common stock for every ten shares of Marriott common stock. Fractional shares of MVW common stock to which Marriott shareholders of record would have otherwise been entitled were aggregated and sold in the open market, and shareholders received cash payments in lieu of those fractional shares. The distribution of shares of MVW common stock did not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss by us or our shareholders, except, in the case of our shareholders, for cash received in lieu of fractional shares.

As of the spin-off date, Marriott does not beneficially own any shares of MVW common stock and does not consolidate MVW's financial results for periods after the spin-off date as part of its financial reporting. However, because of Marriott's significant continuing involvement in MVW future operations (by virtue of the license and other agreements between Marriott and MVW), our former Timeshare segment's historical financial results for periods prior to the spin-off date continue to be included in Marriott's historical financial results as a component of continuing operations.

Under the license agreements we receive license fees consisting of a fixed annual fee of $50 million plus two percent of the gross sales price paid to MVW for initial developer sales of interests in vacation ownership units and residential real estate units and one percent of the gross sales price paid to MVW for resales of interests in vacation ownership units and residential real estate units, in each case that are identified with or use the Marriott or Ritz-Carlton marks.
The license fee also includes a periodic inflation adjustment.

Our shareholders' equity decreased by $1,162 million as a result of the spin-off of MVW. We show the components of the decrease, which was primarily noncash and principally comprised of the net book value of the net assets that we contributed to MVW in connection with the spin-off, in the following table:

($ in millions)	2011
Cash and equivalents	$52
Accounts and notes receivable	247
Inventory	982
Other current assets	293
Property and equipment and other	284
Loans to timeshare owners	987

Other current liabilities	(533)
Current portion of long-term debt	(122)
Long-term debt	(773)
Other long-term liabilities	(255)
SPIN-OFF OF MVW	$1,162

For 2011, we recognized $34 million of transaction-related expenses associated with the spin-off. While MVW did not complete its typical notes securitization in 2011 prior to the spin-off, we received net proceeds of approximately $122 million prior to the spin-off under a $300 million secured warehouse credit facility that MVW put in place during the third quarter of 2011 to provide short-term financing for receivables originated in connection with the sale of timeshare interests. Also, on October 26, 2011, MVW US Holdings, Inc., a wholly owned subsidiary of MVW, issued $40 million of its cumulative redeemable Series A preferred stock ("Preferred Stock") to Marriott as part of Marriott's internal reorganization completed in preparation for the spin-off. On October 28, 2011, Marriott sold all of the Preferred Stock to third-party investors, resulting in $38 million in net proceeds to Marriott, and when combined with the cash under the MVW warehouse facility, Marriott received a total of approximately $160 million in a cash distribution prior to the completion of the spin-off. This had no impact to Marriott's earnings.

18.	TIMESHARE STRATEGY-IMPAIRMENT CHARGES
2011 Charges
Prior to the spin-off of our Timeshare segment, management assessed the Timeshare segment's intended use of excess undeveloped land and built inventory and the then current market conditions for those assets. On September 8, 2011, management approved a plan for the Timeshare segment to accelerate cash flow through the monetization of certain excess undeveloped land in the U.S., Mexico, and the Bahamas over the next 18 to 24 months and to accelerate sales of excess built luxury fractional and residential inventory over the next three years. As a result, in accordance with the guidance for accounting for the impairment or disposal of long-lived assets, because the nominal cash flows from the planned land sales and the estimated fair values of the land and excess built luxury inventory were less than their respective carrying values, we recorded a pre-tax non-cash impairment charge of $324 million ($234 million after-tax) in the 2011 third quarter under the “Timeshare strategy-impairment charges” caption of our Income Statement.

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

2009 Charges
In response to the difficult business conditions that the Timeshare segment’s timeshare, luxury residential, and luxury fractional real estate development businesses experienced, we evaluated our entire Timeshare portfolio in the 2009 third quarter. In order to adjust the business strategy to reflect current market conditions at that time, we approved plans for our Timeshare segment to take the following actions: (1) for our luxury residential projects, reduce prices, convert certain proposed projects to other uses, sell some undeveloped land, and not pursue further Marriott-funded residential development projects; (2) reduce prices for existing luxury fractional units; (3) continue short-term promotions for our U.S. timeshare business and defer the introduction of new projects and development phases; and (4) for our European timeshare and fractional resorts, continue promotional pricing and marketing incentives and not pursue further development. We designed these plans, which primarily related to luxury residential and fractional resorts, to stimulate sales, accelerate cash flow, and reduce investment spending.

Composition of 2011 and 2009 Charges and Other Information
As a result of the actions (described in preceding paragraphs) in 2011 and 2009, we recorded the charges shown in the following table in our Income Statements, with charges that impacted operating income under the “Timeshare strategy-impairment charges” caption and charges that impacted non-operating income under the “Timeshare strategy-impairment charges (non-operating)” caption:

($ in millions)	Amount
Operating Income Impairment Charges	2011	2009
Inventory impairment	$256	$529
Property and equipment impairment	68	64
Other impairments	—	21
Total operating income charge	$324	$614

Non-Operating Income Impairment Charges
Joint venture impairment	—	71
Loan impairment	—	40
Funding liability	—	27
Total non-operating income charge	—	138
Total	$324	$752
Total (after-tax)	$234	$502

Grouped by product type and/or geographic location, the 2011 impairment charges consisted of $203 million associated with undeveloped land parcels in North America associated with five timeshare properties, $113 million associated with nine North American luxury fractional and mixed use properties, $2 million related to one project in our European timeshare business, and $6 million of software previously under development that would not be completed and used under the new strategy. The 2009 impairment charges consisted of $295 million associated with five luxury residential projects, $299 million associated with nine North American luxury fractional projects, $93 million related to one North American timeshare project, $51 million related to the four projects in our European timeshare and fractional business, and $14 million associated with two Asia Pacific timeshare resorts.

Additionally, upon the approval of the plan in 2011 to dispose of certain undeveloped land parcels, we reclassified $57 million of these land parcels previously in our development plans from inventory to property and equipment. We also reviewed the remainder of our 2011 Timeshare segment inventory assets prior to the spin-off date and determined that there were no other adjustments needed to their carrying values.

Both the 2011 and 2009 impairment charges were non-cash, other than the following 2009 charges: $27 million of charges associated with then projected mezzanine loan fundings and $21 million of charges for purchase commitments. Except for the $40 million loan impairment and the $27 million funding liability recorded in 2009, we allocated the remaining 2009 pretax charges totaling $685 million and the 2011 pretax charges totaling $324 million to our Timeshare segment.

For additional information on the 2009 impairment charges, including how we determined these impairments and the inputs we used in calculating fair value, please see Footnote No. 20, “Timeshare Strategy-Impairment Charges,” in the Notes to the Financial Statements of our 2009 Form 10-K.

In 2011 and 2010, we reversed (based on facts and circumstances surrounding the project, including progress on certain construction-related legal claims and potential funding of certain costs by one of our partners) $3 million and $11 million, respectively, of the $27 million funding liability we originally recorded in 2009. We recorded the reversals of the funding liability in the equity in (losses) earnings line in our Income Statements, but did not allocate it to any of our segments. We transferred the remaining balance of the funding liability on the spin-off date to MVW as part of the spin-off.

19.	RESTRUCTURING COSTS AND OTHER CHARGES
During the latter part of 2008, we experienced a significant decline in demand for hotel rooms worldwide based in part on the failures and near failures of a number of large financial service companies in the fourth quarter of 2008 and the dramatic downturn in the economy. Our capital-intensive Timeshare business was also hurt globally by the downturn in market conditions and particularly the significant deterioration in the credit markets. These declines resulted in reduced management and franchise fees, cancellation of development projects, reduced timeshare contract sales, and anticipated losses under guarantees and loans. In the fourth quarter of 2008, we put company-wide cost-saving measures in place in response to these declines, with individual company segments and corporate departments implementing further cost-saving measures. Upper-level management responsible for the former Timeshare segment, hotel operations, development, and above-property level management of the various corporate departments and brand teams individually led these decentralized management initiatives.

As part of the restructuring actions we began in 2008, we initiated further cost-saving measures in 2009 associated with our former Timeshare segment, hotel development, and above-property level management that resulted in additional restructuring costs of $51 million in 2009. We completed this restructuring in 2009 and have not incurred additional expenses in connection with these initiatives. We also recorded $162 million of other charges in 2009. The total cumulative restructuring costs incurred through the end of the restructuring in 2009 totaled $106 million. For information on the 2009 restructuring costs and other charges, see Footnote No. 21, “Restructuring Costs and Other Charges,” in the Notes to the Financial Statements of our 2009 Form 10-K.

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
Variable interest entities related to our timeshare note securitizations
Prior to the spin-off date, we periodically securitized, without recourse, through special purpose entities, notes receivable originated by our Timeshare segment in connection with the sale of timeshare interval and fractional products. These securitizations provided funding for us and transferred the economic risks and substantially all the benefits of the loans to third parties. In a securitization, various classes of debt securities that the special purpose entities issued were generally collateralized by a single tranche of transferred assets, which consisted of timeshare notes receivable. We serviced the notes receivable. With each securitization, we retained a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables or, in some cases, overcollateralization and cash reserve accounts. As a result of our involvement with these entities in 2011 prior to the spin-off date, we recognized $116 million of interest income, partially offset by $39 million of interest expense to investors and $3 million in debt issuance cost amortization. Similarly for 2010, we recognized $147 million of interest income, partially offset by $51 million of interest expense to investors, and $4 million in debt issuance cost amortization.

We show our cash flows to and from the timeshare notes securitization variable interest entities in the following table for 2011 prior to the spin-off date and for 2010:

($ in millions)	2011	2010
Cash inflows:
Proceeds from securitization	$122	$215
Principal receipts	188	231
Interest receipts	112	142
Reserve release	—	3

Total	422	591
Cash outflows:
Principal to investors	(185)	(230)
Repurchases	(64)	(93)
Interest to investors	(39)	(53)
Total	(288)	(376)
Net Cash Flows	$134	$215
Under the terms of our timeshare note securitizations, we had the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limited such repurchases to 10 to 20 percent of the transaction’s initial mortgage balance. We made voluntary repurchases of defaulted notes of $43 million during 2011, $68 million during 2010, and $81 million during 2009. We also made voluntary repurchases of $21 million and $25 million of other non-defaulted notes during 2011 and 2010, respectively.
Other variable interest entities
In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” of our Annual Report on Form 10-K for 2007, under the caption “2005 Acquisitions,” we manage hotels on behalf of tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At the end of 2011, we managed eight hotels on behalf of three tenant entities. The entities have minimal equity and minimal assets comprised of hotel working capital and furniture, fixtures, and equipment. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from its guarantees fully in connection with five of these properties and partially in connection with the other three properties. As of year-end 2011, the trust account had been fully depleted. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not have: (1) the power to direct the activities that most significantly impact the entities' economic performance or (2) the obligation to absorb losses of the entities or the right to receive benefits from the entities that could potentially be significant. We are liable for rent payments for five of the eight hotels if there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these hotels totaled approximately $20 million at year-end 2011. In addition, as of year-end 2011 we are liable for rent payments of up to an aggregate cap of $11 million for the three other hotels if there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

21.	LEASES
We have summarized our future obligations under operating leases at year-end 2011, below:

($ in millions)	Minimum Lease Payments
Fiscal Year
2012	$136
2013	125
2014	115
2015	115
2016	100
Thereafter	734
Total minimum lease payments where we are the primary obligor	$1,325

Most leases have initial terms of up to 20 years and contain one or more renewal options, generally for five- or 10-year periods. These leases provide for minimum rentals and additional rentals based on our operations of the leased property. The total minimum lease payments above include $266 million, representing obligations of consolidated subsidiaries that are non-recourse to us.
The foregoing table does not reflect the following $31 million in aggregate minimum lease payments relating to the CTF leases further discussed in Footnote No. 20, “Variable Interest Entities,” $12 million in 2012; $11 million in 2013; and $8 million in 2014.

The following table details the composition of rent expense associated with operating leases for the last three years:

($ in millions)	2011	2010	2009
Minimum rentals	$240	$252	$262
Additional rentals	66	67	63
	$306	$319	$325
We have summarized our future obligations under capital leases at year-end 2011 in the following table:

($ in millions)	Minimum Lease Payments
Fiscal Year
2012	$3
2013	3
2014	59
2015	1
2016	1
Thereafter	4
Total minimum lease payments	71
Less: amount representing interest	(7)
Present value of net minimum lease payments	$64

The “Long-term debt” caption in the accompanying Balance Sheets includes $64 million for year-end 2011 and $6 million for year-end 2010 that represents the present value of net minimum lease payments associated with capital leases.

22.	RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. In addition, in some cases we provide loans, preferred equity or guarantees to these entities. We generally own between 10 and 49 percent of these equity method investments. Undistributed earnings attributable to our equity method investments represented approximately $4 million of our consolidated retained earnings at year-end 2011.

The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

($ in millions)	2011	2010	2009
Base management fees	$37	$35	$44
Franchise fees	—	—	—
Incentive management fees	—	3	2
Cost reimbursements	383	328	321
Owned, leased, corporate housing, and other	8	4	—
Total revenue	$428	$370	$367
General, administrative, and other	$(5)	$(1)	$(1)
Reimbursed costs	(383)	(328)	(321)
Gains and other income	4	6	6
Interest expense-capitalized	2	5	4
Interest income	3	3	8
Equity in (losses) earnings	(13)	(18)	(66)
Timeshare strategy-impairment charges (non-operating)	—	—	(138)
Provision for income taxes	—	—	—

Balance Sheet Data

($ in millions)	At Year-End 2011	At Year-End 2010
Current assets-accounts and notes receivable	$12	$9
Contract acquisition costs and other	28	30
Equity and cost method investments	234	190
Notes receivable	2	2
Deferred taxes, net asset	16	22
Other	13	—
Current liabilities:
Other	(6)	(25)
Other long-term liabilities	(30)	(34)

Summarized information for the entities in which we have equity method investments is as follows:

Income Statement Data

($ in millions)	2011	2010	2009
Sales	$1,215	$914	$850
Net (loss) income	$(39)	$(77)	$(241)

Balance Sheet Summary

($ in millions)	At Year-End 2011	At Year-End 2010
Assets (primarily comprised of hotel real estate managed by us)	$3,159	$3,186
Liabilities	$2,532	$2,446

23.	RELATIONSHIP WITH MAJOR CUSTOMER
At year-end 2011 and 2010, Host Hotels & Resorts, Inc., formerly known as Host Marriott Corporation, and its affiliates (“Host”) owned or leased 127 and 146 lodging properties that we operated under long-term agreements, respectively. We recognized the following revenues (which are included in our North American Full-Service, North American Limited-Service, Luxury, and International segments) from lodging properties owned or leased over the last three years: $2,207 million in 2011, $2,036 million in 2010, and $2,096 million in 2009.

Host is also a partner in certain unconsolidated partnerships that own lodging properties that we operate under long-term agreements. As of year-end 2011 and 2010, Host was affiliated with five such properties. We recognized the following revenues (which are included in our North American Full-Service, Luxury, and International segments) from lodging properties associated with Host partnerships over the last three years: $106 million in 2011, $112 million in 2010, and $104 million in 2009.

SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)	Fiscal Year 2011 (1),(2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$2,778	$2,972	$2,874	$3,693	$12,317
Operating income (loss)	$191	$232	$(144)	$247	$526
Net income (loss)	$101	$135	$(179)	$141	$198
Diluted earnings (losses) per share	$0.26	$0.37	$(0.52)	$0.41	$0.55

($ in millions, except per share data)	Fiscal Year 2010 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$2,630	$2,771	$2,648	$3,642	$11,691
Operating income	$180	$226	$167	$122	$695
Net income	$83	$119	$83	$173	$458
Diluted earnings per share	$0.22	$0.31	$0.22	$0.46	$1.21

(1)	The quarters consisted of 12 weeks, except for the fourth quarters of 2011 and 2010, which consisted of 16 weeks.

(2)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.

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

Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Items 10, 11, 12, 13, 14.
As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with the 2012 Annual Meeting of Shareholders by reference in this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 1, 2012, except where indicated.

Name and Title	Age	Business Experience
J.W. Marriott, Jr. Chairman of the Board and Chief Executive Officer	79
J.W. Marriott, Jr. was elected Executive Chairman effective March 31, 2012, having decided to relinquish his position as Chief Executive Officer.  He served as Chief Executive Officer of the Company and its predecessors since 1972.  He will continue to serve as Chairman of the Board, a position he has held since 1985.  He joined Marriott Corporation (now known as Host Hotels & Resorts, Inc.) in 1956, became President and a Director in 1964.  Mr. Marriott serves on the Board of The J. Willard & Alice S. Marriott Foundation.  He is a member of the National Business Council and the Executive Committee of the World Travel & Tourism Council.  Mr. Marriott has served as a Director of the Company and its predecessors since 1964.  He is the father of John W. Marriott III, the non-employee Vice Chairman of the Company's Board of Directors.

Carl T. Berquist Executive Vice President and Chief Financial Officer	60
Carl T. Berquist is Executive Vice President and Chief Financial Officer of Marriott International, with responsibility for global finance, including financial reporting, project finance, global treasury, corporate tax, internal audit, and investor relations. From December 2002 to April 2009, he was Executive Vice President of Financial Information and Enterprise Risk Management. Prior to joining Marriott in December 2002, Mr. Berquist was a partner at Arthur Andersen LLP. During his 28-year career with Arthur Andersen, Mr. Berquist held numerous leadership positions covering the management of the business as well as market facing operational roles, including managing partner of the worldwide real estate and hospitality practice. Mr. Berquist holds a B.S. in accounting from Penn State University and is a member of Penn State’s Smeal Business School’s Board of Visitors. He is also a member of the Board of Directors of Hertz Global Holdings, Inc.

Anthony G. Capuano Executive Vice President Global Development	46
Anthony G. Capuano began his Marriott career in 1995 as a part of the Market Planning and Feasibility team. Between 1997 and 2005, he led Marriott’s Full-Service Development efforts in the Western U.S. and Canada. In 2005, he assumed responsibility for Full-Service Development in North America. In 2008, his responsibilities expanded to include the Caribbean and Latin America. In early 2009, Mr. Capuano assumed responsibility for Global Development. Mr. Capuano began his professional career in Laventhol and Horwath’s Leisure Time Advisory Group. He then joined Kenneth Leventhal and Company’s hospitality consulting group in Los Angeles, CA. Mr. Capuano is an active member of the Cornell Society of Hotelmen.

Name and Title	Age	Business Experience
Simon F. Cooper President & Managing Director Asia Pacific	66
Simon F. Cooper is President and Managing Director, Asia Pacific. He oversees the operation, development and strategic positioning of the brands and luxury groups in Asia Pacific. Mr. Cooper served as President and Chief Operating Officer of The Ritz-Carlton Hotel Company, L.L.C. from February 2001 until September 2010, after a distinguished career with Marriott International, where he served three years as President of Marriott Lodging Canada. His first hospitality job was with Canadian Pacific Hotels & Resorts. Among his many professional honors, Mr. Cooper has served on the Woodrow Wilson International Centre for Scholars, Canada Institute Advisory Board and as Chairman of the Board of Governors for the prestigious University of Guelph. While he was President and COO at The Ritz-Carlton Hotel Company, L.L.C., Mr. Cooper presided over a major expansion of the brand which now numbers 78 hotels in countries around the world. In 2008 Mr. Cooper was named “Corporate Hotelier of the World” by HOTELS Magazine. In June of 2010, he received an Honorary Degree of Doctor of Laws from Canada’s University of Guelph. Born and educated in England, he earned an MBA from the University of Toronto.

Edwin D. Fuller President & Managing Director International Lodging	66
Edwin D. Fuller joined Marriott in 1972 and held numerous positions of increasing marketing, sales and operational responsibility, including Director of National and International Sales and Reservations, before being appointed Vice President and Chief Marketing and Sales Officer in 1979. Early in his career, Mr. Fuller established Marriott International’s original international reservations network and its sales and marketing organization in Europe and the Middle East. He became Regional Vice President of the Midwest Region in 1985 and Regional Vice President of the Western Region in 1989. In 1990, he assumed leadership of Marriott’s international lodging operations as Senior Vice President and Managing Director. He was named Executive Vice President and Managing Director of International Lodging in 1994 and was promoted to his current position in 1997. Mr. Fuller currently serves on the advisory boards of Boston University’s hotel and business schools where he is Chairman of the Hospitality Board; he was recently appointed to the university’s Board of Overseers. He also serves as Trustee of the University of California, Irvine, and Chairman of UCI's Advisory Board of the Merage School of Business, chairs the Governing Council of the International Tourism Partnership, is a commissioner of the California Travel & Tourism Commission, and serves on the Safe Kids Worldwide Board. Mr. Fuller is retiring from Marriott on March 31, 2012.

Alex Kyriakidis President & Managing Director Middle East & Africa	59
Alex Kyriakidis is President and Managing Director, Middle East and Africa for Marriott International, with responsibility for all business activities for the Middle East and Africa Region (MEA), including operations, sales and marketing, finance and hotel development. Prior to joining Marriott in January 2012, Mr. Kyriakidis served for ten years as Global Managing Director - Travel, Hospitality and Leisure for Deloitte LLP. In this role, Mr. Kyriakidis led the Global Travel, Hospitality and Leisure Industry team, where he was responsible for a team of 4,500 professionals that generated $700 million in revenues. Mr. Kyriakidis has 38 years of experience providing strategic, financial, M&A, operational, asset management and integration services to the travel, hospitality and leisure sectors. He has served clients in 25 countries, predominantly in the EMEA and Asia Pacific regions. He is a fellow of the Arab Society of Certified Accountants, the British Association of Hotel Accountants and the Institute of Chartered Accountants in England and Wales. Mr. Kyriakidis holds a bachelor of science degree in computer science and mathematics from Leeds University in the United Kingdom. He is based in Dubai, United Arab Emirates.

Name and Title	Age	Business Experience
Robert J. McCarthy Group President	58
Robert J. “Bob” McCarthy was appointed Chief Operations Officer for Marriott International, Inc. effective March 31, 2012. Since February 2011, he has served as Group President and has overall responsibility for the financial management and leadership of over 3,000 hotels in the Americas spanning multiple lodging brands, and a work force of 120,000 associates. In addition, Mr. McCarthy oversees The Ritz-Carlton, as well as staff support services to Marriott’s continental organizations around the globe in sales, revenue management, marketing, brand management, and operations. From May 2009 to February 2011, Mr. McCarthy served as Group President, The Americas and Global Lodging Services, and from January 2007 to April 2009, he served as President, North American Lodging Operations and Global Brand Management. From January 2003 to December 2006, Mr. McCarthy served as Executive Vice President, North American Lodging Operations. He chairs Marriott’s Lodging Strategy Group. Mr. McCarthy is a member of the Dean’s Advisory Board at both the Villanova University School of Business and the Cornell University School of Hotel Administration. He serves as a board member of the Autism Learning Center as well as the ServiceSource Foundation, an organization supporting people with disabilities. Mr. McCarthy holds a bachelor’s degree in Business Administration from Villanova University in Villanova, PA.

Amy McPherson President & Managing Director Europe	50
Amy C. McPherson was appointed President and Managing Director of Europe, a Division within Marriott that encompasses Continental Europe, the United Kingdom, and Ireland, in July 2009. Ms. McPherson joined Marriott in 1986 and most recently served as Executive Vice President of Global Sales and Marketing responsible for the Company’s global and field sales, marketing, Marriott Rewards program, revenue management and eCommerce from January 2005 until she was named to her current position. Other key positions held by Ms. McPherson include Senior Vice President of Business Transformation and Integration, and Vice President of Finance and Business Development. Prior to joining Marriott, she worked for Air Products & Chemicals in Allentown, PA.

David A. Rodriguez Executive Vice President Global Human Resources	53
David A. Rodriguez joined Marriott International and assumed the role of Senior Vice President-Staffing & Development in 1998. In 2003, he was appointed Executive Vice President-Human Resources for Marriott Lodging and in 2006 he assumed his current role of Executive Vice President-Global Human Resources for Marriott. Prior to joining Marriott, he held several senior roles in human resources at Citicorp (now Citigroup) from 1989-1998.

Edward A. Ryan Executive Vice President and General Counsel	58
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

Name and Title	Age	Business Experience
Arne M. Sorenson President and Chief Operating Officer	53
Mr. Sorenson was named President and Chief Executive Officer of the company, effective March 31, 2012.  He has served as President and Chief Operating Officer since May 2009.  He was appointed to the Board of Directors in February 2011.  Mr. Sorenson joined Marriott in 1996 as Senior Vice President of Business Development, was named Executive Vice President and Chief Financial Officer in 1998 and assumed the additional title of President, Continental European Lodging, in January 2003.  Prior to joining Marriott, he was a Partner in the law firm of Latham & Watkins in Washington, D.C.  Mr. Sorenson serves on the Board of Directors of Wal‑Mart Stores, Inc. He also serves on the Board of Regents of Luther College.

Code of Ethics
The Company has long maintained and enforced an Ethical Conduct Policy that applies to all Marriott associates, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, and to each member of our Board of Directors. We have posted our Code of Ethics (“Ethical Conduct Policy”) in the “Corporate Governance” section, “Governance Documents” subsection of our Investor Relations website, Marriott.com/investor. Any future changes or amendments to our Ethical Conduct Policy and any waiver of our Ethical Conduct Policy that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, or member of the Board of Directors, will be posted to Marriott.com/investor.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

2.1	Separation and Distribution Agreement entered into on November 17, 2011, with Marriott Vacations Worldwide Corporation and certain of its subsidiaries.	Exhibit No. 2.1 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(i) to our Form 8-K filed November 12, 2008 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Indenture dated as of November 16, 1998, between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year ended January 1, 1999 (File No. 001-13881).

4.3	Form of 4.625% Series F Note due 2012.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2005 (File No. 001-13881).

4.4	Form of 5.810% Series G Note due 2015.	Exhibit No. 4.1 to our Form 10-Q for the fiscal quarter ended June 16, 2006 (File No. 001-13881).

4.5	Form of 6.200% Series H Note due 2016.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2006 (File No. 001-13881).

4.6	Form of 6.375% Series I Note due 2017.	Exhibit No. 4.2 to our Form 8-K filed June 25, 2007 (File No. 001-13881).

4.7	Form of 5.625% Series J Note due 2013.	Exhibit No. 4.2 to our Form 8-K filed October 19, 2007 (File No. 001-13881).

10.1	U.S. $1.75 billion Second Amended and Restated Credit Agreement dated as of June 23, 2011, with Bank of America, N.A., as Administrative Agent and certain banks.	Exhibit No. 10 to our Form 8-K filed June 27, 2011 (File No. 001-13881).

*10.2	Marriott International, Inc. Stock and Cash Incentive Plan, As Amended Effective May 1, 2009.	Exhibit No. 10.1 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.2.1	Amendment to the Marriott International, Inc. Stock and Cash Incentive Plan, dated as of May 7, 2010.	Exhibit No. 10.3 to our Form 8-K filed February 13, 2012 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

*10.3	Marriott International, Inc. Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2009.	Exhibit No. 99 to our Form 8-K filed August 6, 2009 (File No. 001-13881).

*10.4	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.4 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.5	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.5 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.6	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.6 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.7	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.5 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.8	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan, As Amended as of May 1, 2009.	Exhibit No. 10.2 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.9	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.6 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.10	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.9 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.11	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.10 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.12	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants), As Amended as of May 1, 2009.	Exhibit No. 10.3 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.12.1	Form of MI Shares Agreement (EBITDA version) under the Marriott International, Inc. Stock and Cash Incentive Plan, as amended and restated as of May 1, 2009 and amended as of May 7, 2010.	Exhibit No. 10.1 to our Form 8-K filed February 13, 2012 (File No. 001-13881)

*10.13	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.7 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.14	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.12 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.15	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.13 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.16	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Exhibit No. 10.8 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

*10.17	Summary of Marriott International, Inc. Director Compensation.	Exhibit No. 10.9 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.18	Marriott International, Inc. Executive Officer Incentive Plan and Executive Officer Individual Performance Plan.	Exhibit No. 10.10 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

10.19
License, Services and Development Agreement entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto.
Exhibit No. 10.1 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.20	License, Services and Development Agreement entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto.	Exhibit No. 10.2 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

*10.21	Employee Benefits and Other Employment Matters Allocations Agreement entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation.	Exhibit No. 10.3 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.22	Tax Sharing and Indemnification Agreement entered into on November 17, 2011, with Marriott Vacations Worldwide Corporation.	Exhibit No. 10.4 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.23
Marriott Rewards Affiliation Agreement entered into on November 17, 2011, among Marriott International, Inc., Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation and certain of its subsidiaries, Marriott Ownership Resorts, Inc. and the other signatories thereto.
Exhibit No. 10.5 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.24	Non-Competition Agreement entered into on November 17, 2011, with Marriott Vacations Worldwide Corporation.	Exhibit No. 10.6 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

21	Subsidiaries of Marriott International, Inc.	Filed with this report.

23	Consent of Ernst & Young LLP.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

*	Denotes management contract or compensatory plan.

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Consolidated Statements of Income for the fifty-two weeks ended December 30, 2011, fifty-two weeks ended December 31, 2010, and fifty-two weeks ended January 1, 2010; (ii) the Consolidated Balance Sheets at December 30, 2011, and December 31, 2010; (iii) the Consolidated Statements of Cash Flows for the fifty-two weeks ended December 30, 2011, fifty-two weeks ended December 31, 2010, and fifty-two weeks ended January 1, 2010; (iv) the Consolidated Statements of Comprehensive Income for the fifty-two weeks ended December 30, 2011, fifty-two weeks ended December 31, 2010, and fifty-two weeks ended January 1, 2010; and (v) the Consolidated Statements of Shareholders’ Equity for the fifty-two weeks ended December 30, 2011, fifty-two weeks ended December 31, 2010, and fifty-two weeks ended January 1, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 16th day of February 2012.
MARRIOTT INTERNATIONAL, INC.

By:	/s/ J.W. Marriott, Jr.
J.W. Marriott, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/ J.W. Marriott, Jr.	Chairman of the Board, Chief Executive Officer and Director
J.W. Marriott, Jr.

PRINCIPAL FINANCIAL OFFICER and PRINCIPAL ACCOUNTING OFFICER:

/s/ Carl T. Berquist	Executive Vice President, Chief Financial Officer and Principal Accounting Officer
Carl T. Berquist

DIRECTORS:

/s/ John W. Marriott III	/s/ Harry J. Pearce
John W. Marriott III, Vice Chairman of the Board	Harry J. Pearce, Director

/s/ Mary K. Bush	/s/ Steven S Reinemund
Mary K. Bush, Director	Steven S Reinemund, Director

/s/ Lawrence W. Kellner	/s/ Lawrence M. Small
Lawrence W. Kellner, Director	Lawrence M. Small, Director

/s/ Debra L. Lee	/s/ Arne M. Sorenson
Debra L. Lee, Director	Arne M. Sorenson, Director

/s/ George Muñoz
George Muñoz, Director