Form 10-Q
period 2012-03-23
MARRIOTT INTERNATIONAL INC /MD/
filed 2012-04-19
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 23, 2012
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 331,005,686 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 6, 2012.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
REVENUES
Base management fees	$124	$134
Franchise fees	126	103
Incentive management fees	50	42
Owned, leased, corporate housing, and other revenue	217	224
Timeshare sales and services	—	276
Cost reimbursements	2,035	1,999
	2,552	2,778
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	195	204
Timeshare-direct	—	225
Reimbursed costs	2,035	1,999
General, administrative, and other	147	159
	2,377	2,587
OPERATING INCOME	175	191
Gains and other income	2	2
Interest expense	(33)	(41)
Interest income	4	4
Equity in losses	(1)	(4)
INCOME BEFORE INCOME TAXES	147	152
Provision for income taxes	(43)	(51)
NET INCOME	$104	$101
EARNINGS PER SHARE-Basic
Earnings per share	$0.31	$0.27
EARNINGS PER SHARE-Diluted
Earnings per share	$0.30	$0.26
CASH DIVIDENDS DECLARED PER SHARE	$0.1000	$0.0875
See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
Net income	$104	$101
Other comprehensive income (loss):
Foreign currency translation adjustments	11	5
Other derivative instrument adjustments, net of tax	(3)	(1)
Unrealized gain on available-for-sale securities, net of tax	2	—
Total other comprehensive income, net of tax	10	4
Comprehensive income	$114	$105

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	March 23, 2012	December 30, 2011
ASSETS
Current assets
Cash and equivalents	$290	$102
Accounts and notes receivable	863	875
Inventory	12	11
Current deferred taxes, net	230	282
Prepaid expenses	62	54
Other	7	—
	1,464	1,324
Property and equipment	1,367	1,168
Intangible assets
Goodwill	875	875
Contract acquisition costs and other	852	846
	1,727	1,721
Equity and cost method investments	268	265
Notes receivable	223	298
Deferred taxes, net	849	873
Other	273	261
	$6,171	$5,910
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$755	$355
Accounts payable	579	548
Accrued payroll and benefits	602	650
Liability for guest loyalty program	506	514
Other	464	491
	2,906	2,558
Long-term debt	1,772	1,816
Liability for guest loyalty program	1,459	1,434
Other long-term liabilities	882	883
Marriott shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	2,438	2,513
Retained earnings	3,249	3,212
Treasury stock, at cost	(6,502)	(6,463)
Accumulated other comprehensive loss	(38)	(48)
	(848)	(781)
	$6,171	$5,910

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
OPERATING ACTIVITIES
Net income	$104	$101
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	29	35
Income taxes	70	35
Timeshare activity, net	—	81
Liability for guest loyalty program	14	33
Restructuring costs, net	—	(2)
Asset impairments and write-offs	1	2
Working capital changes and other	(93)	(146)
Net cash provided by operating activities	125	139
INVESTING ACTIVITIES
Capital expenditures	(197)	(62)
Dispositions	—	—
Loan advances	(1)	(2)
Loan collections and sales	83	2
Equity and cost method investments	(2)	(65)
Contract acquisition costs	(10)	(37)
Other	(8)	(14)
Net cash used in investing activities	(135)	(178)
FINANCING ACTIVITIES
Commercial paper/credit facility, net	(240)	42
Issuance of long-term debt	590	—
Repayment of long-term debt	(2)	(77)
Issuance of Class A Common Stock	30	45
Dividends paid	(34)	(32)
Purchase of treasury stock	(136)	(300)
Other financing activities	(10)	—
Net cash provided by (used in) financing activities	198	(322)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	188	(361)
CASH AND EQUIVALENTS, beginning of period	102	505
CASH AND EQUIVALENTS, end of period	$290	$144
See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (“Marriott,” and together with its subsidiaries “we,” “us,” or the “Company”). In order to make this report easier to read, we refer throughout to (i) our Condensed Consolidated Financial Statements as our “Financial Statements,” (ii) our Condensed Consolidated Statements of Income as our “Income Statements,” (iii) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (iv) our properties, brands, or markets in the United States and Canada as “North America” or “North American,” and (v) our properties, brands, or markets outside of the United States and Canada as “international.”
On November 21, 2011 ("the spin-off date"), we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock (the "spin-off") of our wholly owned subsidiary Marriott Vacations Worldwide Corporation ("MVW"). Because of our significant continuing involvement in MVW operations (by virtue of license and other agreements between us and MVW), our former Timeshare segment's historical financial results prior to the spin-off date continue to be included in our historical financial results as a component of continuing operations. See Footnote No. 16, "Spin-off" of the Notes to our Financial Statements in this Form 10-Q for more information on the spin-off.
These condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Although we believe our disclosures are adequate to make the information presented not misleading, you should read the financial statements in this report in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011, (“2011 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2011 Form 10-K.
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
Our 2012 first quarter ended on March 23, 2012; our 2011 fourth quarter ended on December 30, 2011; and our 2011 first quarter ended on March 25, 2011. In our opinion, our financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 23, 2012, and December 30, 2011, the results of our operations for the twelve weeks ended March 23, 2012, and March 25, 2011, and cash flows for the twelve weeks ended March 23, 2012, and March 25, 2011. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.
Restricted Cash
Restricted cash in our Balance Sheets at the end of the 2012 first quarter and year-end 2011 is recorded as $7 million and zero, respectively, in the “Other current assets” line and $19 million and $16 million, respectively, in the “Other long-term assets” line. Restricted cash primarily consists of cash held internationally that we have not repatriated due to statutory, tax and currency risks.

2.	New Accounting Standards
Accounting Standards Update No. 2011-04 – “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)
We adopted ASU No. 2011-04 which generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional

disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The adoption of this update did not have a material impact on our financial statements.
See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” of our 2011 Form 10-K for more information on the three levels of fair value measurements.
Accounting Standards Update No. 2011-05 – “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) and Accounting Standards Update No. 2011-12 - "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05" ("ASU No. 2011-12")
We adopted ASU No. 2011-05 in the 2012 first quarter which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, a statement of comprehensive income or (2) in two separate but consecutive financial statements, an income statement followed by a separate statement of other comprehensive income. We also adopted ASU No. 2011-12 which defers until further notice ASU No. 2011-05's requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. ASU No. 2011-05 required retrospective application. The adoption of these updates changed the order in which we presented certain financial statements, but did not have any other impact on our financial statements.

3.	Income Taxes
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The Internal Revenue Service ("IRS") has examined our federal income tax returns, and we have settled all issues for tax years through 2009. We participated in the IRS Compliance Assurance Program ("CAP") for the 2010 tax year and all but one issue, which we anticipate appealing, are resolved. We participated in CAP for the 2011 tax year, and are participating in CAP for 2012. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Various income tax returns are also under examination by foreign, state and local taxing authorities.
For the first quarter of 2012, we increased unrecognized tax benefits by $1 million from $39 million at year-end 2011 primarily due to new information related to federal and state tax issues. The unrecognized tax benefits balance of $40 million at the end of the 2012 first quarter included $24 million of tax positions that, if recognized, would impact our effective tax rate.
Our shareholders' equity decreased by $17 million as a result of additional MVW spin-off adjustments reducing tax benefits to be recognized on the disposition of the timeshare business.
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

We recorded share-based compensation expense related to award grants of $19 million and $21 million for the twelve weeks ended March 23, 2012 and March 25, 2011, respectively. Deferred compensation costs related to unvested awards totaled $185 million and $101 million at March 23, 2012 and December 30, 2011, respectively.
RSUs
We granted 2.8 million RSUs during the first quarter of 2012 to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the date of grant. RSUs granted in the first quarter of 2012 had a weighted average grant-date fair value of $35.
SARs and Stock Options
We granted 1.1 million SARs to officers and key employees during the first quarter of 2012. These SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the date of grant. The weighted average grant-date fair value of SARs granted in the 2012 first quarter was $12 and the weighted average exercise price was $35.

We granted 0.3 million stock options to officers and key employees during the first quarter of 2012. These stock options expire ten years after the date of grant and generally vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the date of grant. The weighted average grant-date fair value of stock options granted in the 2012 first quarter was $12 and the weighted average exercise price was $35.

We used the following assumptions to determine the fair value of the Employee SARs and stock options granted during the first quarter of 2012.

Expected volatility	31%
Dividend yield	1.01%
Risk-free rate	1.9 - 2.0%
Expected term (in years)	8

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

Other Information

At the end of the 2012 first quarter, we reserved 45 million shares under the Comprehensive Plan, including 21 million shares under the Stock Option Program and the SAR Program.

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

	At March 23, 2012		At Year-End 2011
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$31	$25	$31	$25
Senior, mezzanine, and other loans	223	217	298	252
Restricted cash	19	19	16	16
Marketable securities	53	53	50	50

Total long-term financial assets	$326	$314	$395	$343
Senior Notes	(1,481)	(1,624)	(1,286)	(1,412)
Commercial paper	(91)	(91)	(331)	(331)
Other long-term debt	(135)	(134)	(137)	(137)
Other long-term liabilities	(67)	(67)	(77)	(77)

Total long-term financial liabilities	$(1,774)	$(1,916)	$(1,831)	$(1,957)
We estimate the fair value of our senior, mezzanine, and other loans by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs. We estimate the fair value of our cost method investments by applying a cap rate to stabilized earnings (a market approach using Level 2 inputs). The carrying value of our restricted cash approximates its fair value.
We are required to carry our marketable securities at fair value. We value these securities using directly observable Level 1 inputs. The carrying value of our marketable securities at the end of our 2012 first quarter was $53 million, which included debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs as well as shares of a publicly traded company.
We estimate the fair value of our other long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. At year-end 2011 and the end of the 2012 first quarter, the carrying value of our commercial paper approximated its fair value due to the short maturity. Other long-term liabilities primarily consist of guarantee costs, reserves and deposit liabilities. The carrying values of our guarantee costs, reserves and deposit liabilities approximate their fair values.
See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” of our 2011 Form 10-K for more information.

6.	Earnings Per Share
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share.

	Twelve Weeks Ended
	March 23, 2012	March 25, 2011
(in millions, except per share amounts)
Computation of Basic Earnings Per Share
Net income	$104	$101
Weighted average shares outstanding	333.7	367.1
Basic earnings per share	$0.31	$0.27
Computation of Diluted Earnings Per Share
Net income	$104	$101
Weighted average shares outstanding	333.7	367.1
Effect of dilutive securities
Employee stock option and SARs plans	6.8	10.3
Deferred stock incentive plans	0.9	1.0
Restricted stock units	3.2	3.4
Shares for diluted earnings per share	344.6	381.8
Diluted earnings per share	$0.30	$0.26

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
In accordance with the applicable accounting guidance for calculating earnings per share, we have not included the following stock options and SARs in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended March 23, 2012, 1.0 million options and SARs, with exercise prices ranging from $38.49 to $46.21;

(b)	for the twelve-week period ended March 25, 2011, 1.0 million options and SARs, with exercise prices ranging from $40.84 to $49.03.

7.	Inventory
Inventory, totaling $12 million as of March 23, 2012 and $11 million as of December 30, 2011, primarily consists of hotel operating supplies for the limited number of properties we own or lease.

8.	Property and Equipment
We show the composition of our property and equipment balances in the following table:

($ in millions)	March 23, 2012	December 30, 2011
Land	$555	$454
Buildings and leasehold improvements	680	667
Furniture and equipment	826	810
Construction in progress	255	164
	2,316	2,095
Accumulated depreciation	(949)	(927)
	$1,367	$1,168

In the following table, we show the composition of our assets recorded under capital leases, which we have included in our property and equipment total balances in the preceding table:

($ in millions)	March 23, 2012	December 30, 2011
Land	$30	$30
Buildings and leasehold improvements	131	128
Furniture and equipment	34	34
Construction in progress	9	3
	204	195
Accumulated depreciation	(77)	(76)
	$127	$119

9.	Notes Receivable
We show the composition of our notes receivable balances (net of reserves and unamortized discounts) in the following table:

($ in millions)	March 23, 2012	December 30, 2011
Senior, mezzanine, and other loans	$300	$382
Less current portion	(77)	(84)
	$223	$298
We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in our Balance Sheets. We show the composition of our long-term notes receivable balances (net of reserves and unamortized discounts) in the following table:

($ in millions)	March 23, 2012	December 30, 2011
Loans to equity method investees	$2	$2
Other notes receivable	221	296
	$223	$298

The following tables show future principal payments (net of reserves and unamortized discounts) as well as interest rates, and unamortized discounts for our notes receivable.
Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates

($ in millions)	Amount
2012	$64
2013	52
2014	43
2015	66
2016	—
Thereafter	75
Balance at March 23, 2012	$300
Weighted average interest rate at March 23, 2012	3.9%
Range of stated interest rates at March 23, 2012	0 to 12.7%

Notes Receivable Unamortized Discounts

($ in millions)	Total
Balance at year-end 2011	$12
Balance at March 23, 2012	$13

At the end of the 2012 first quarter, our recorded investment in impaired “Senior, mezzanine, and other loans” was $92 million. We had a $76 million notes receivable reserve representing an allowance for credit losses, leaving $16 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2011, our recorded investment in impaired “Senior, mezzanine, and other loans” was $96 million, and we had a $78 million notes receivable reserve representing an allowance for credit losses, leaving $18 million of our investment in impaired loans, for which we had no related allowance for credit losses. During the 2012 and 2011 first quarters, our average investment in impaired “Senior, mezzanine, and other loans” totaled $94 million and $86 million, respectively.
The following table summarizes the activity related to our “Senior, mezzanine, and other loans” notes receivable reserve for the first quarter of 2012:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2011	$78
Additions	—
Reversals	(1)
Transfers and other	(1)
Balance at March 23, 2012	$76
At the end of the 2012 first quarter, past due senior, mezzanine, and other loans totaled $8 million.

10.	Long-term Debt
We provide detail on our long-term debt balances in the following table:

($ in millions)	March 23, 2012	December 30, 2011
Senior Notes:
Series F, interest rate of 4.625%, face amount of $348, maturing June 15, 2012 (effective interest rate of 4.63%)(1)	$348	$348
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.51%)(1)	307	307
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.27%)(1)	289	289
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.42%)(1)	291	291
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013 (effective interest rate of 5.68%)(1)	399	399
Series K, interest rate of 3.000%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.07%)(1)	594	—
Commercial paper, average interest rate of 0.5675% at March 23, 2012	91	331
$1,750 Credit Facility	—	—
Other	208	206
	2,527	2,171
Less current portion	(755)	(355)
	$1,772	$1,816

(1)	Face amount and effective interest rate are as of March 23, 2012.

All of our long-term debt was, and to the extent currently outstanding is, recourse to us but unsecured. Other debt in the preceding table includes capital leases, among other items.
In the first quarter of 2012, we issued $600 million aggregate principal amount of 3.000 percent Series K Notes due 2019 (the "Notes"), completed in two offerings: (1) $400 million aggregate principal amount which closed on February 27, 2012 and (2) $200 million aggregate principal amount which closed on March 14, 2012. We received total net proceeds of approximately $590 million from these offerings, after deducting the underwriting discounts and estimated expenses of these offerings. We expect to use the proceeds for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of commercial paper borrowings as they become due.
We will pay interest on the Notes on March 1 and September 1 of each year, commencing on September 1, 2012. The Notes will mature on March 1, 2019, and are redeemable, in whole or in part, at our option, under the terms provided in the form of Note. We issued the Notes under an indenture dated as of November 16, 1998 with The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee.

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
We show future principal payments (net of unamortized discounts) and unamortized discounts for our debt in the following tables:
Debt Principal Payments (net of unamortized discounts)

($ in millions)	Amount
2012	$354
2013	408
2014	63
2015	315
2016	388
Thereafter	999
Balance at March 23, 2012	$2,527
Unamortized Debt Discounts

($ in millions)	Amount
Balance at year-end 2011	$12
Balance at March 23, 2012	$18
We paid cash for interest, net of amounts capitalized, of $10 million in the first quarter of 2012 and $24 million in the first quarter of 2011.

11.	Capital Structure

The following table details changes in shareholders’ equity.

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
333.0	Balance at year-end 2011	$(781)	$5	$2,513	$3,212	$(6,463)	$(48)
—	Net income	104	—	—	104	—	—
—	Other comprehensive income	10	—	—	—	—	10
—	Cash dividends ($0.1000 per share)	(34)	—	—	(34)	—	—
3.6	Employee stock plan issuance	20	—	(58)	(33)	111	—
(4.2)	Purchase of treasury stock	(150)	—	—	—	(150)	—
—	Spin-off of MVW adjustment	(17)	—	(17)	—	—	—
332.4	Balance at March 23, 2012	$(848)	$5	$2,438	$3,249	$(6,502)	$(38)

12.	Contingencies
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
We show the maximum potential amount of future fundings for guarantees where we are the primary obligor and the carrying amount of the liability for expected future fundings at March 23, 2012 in the following table.

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Expected Future Fundings
Debt service	$92	$9
Operating profit	104	36
Other	17	4
Total guarantees where we are the primary obligor	$213	$49

We included our liability for expected future fundings at March 23, 2012, in our Balance Sheet as follows: $8 million in the “Other current liabilities” and $41 million in the “Other long-term liabilities.”
Our guarantees listed in the preceding table include $4 million of operating profit guarantees and $23 million of debt service guarantees, all of which will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
The guarantees in the preceding table do not include the following:

•
$163 million of guarantees related to Senior Living Services lease obligations of $125 million (expiring in 2018) and lifecare bonds of $38 million (estimated to expire in 2016), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $6 million of the lifecare bonds; Health Care Property Investors, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $31 million of the lifecare bonds, and Five Star Senior Living is the primary obligor on the remaining $1 million of lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. In 2011 Sunrise provided us $3 million cash collateral to cover potential exposure under the existing lease and bond obligations for 2012 and 2013. In conjunction with our consent of the extension in 2011 of certain lease obligations for an additional five-year term until 2018, Sunrise provided us an additional $1 million cash collateral and an $85 million letter of credit issued by Key Bank to secure our exposure under the lease guarantees for the continuing leases during the extension term and certain other obligations of Sunrise. During the extension term, Sunrise agreed to make an annual payment to us with respect to the cash flow of the continuing lease facilities, subject to a $1 million annual minimum.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $45 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $6 million (€4 million) of which remained at March 23, 2012. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
Certain guarantees and commitments relating to the timeshare business, which were outstanding at the time of the spin-off and for which we became secondarily liable as part of the 2011 Timeshare spin-off. These MVW payment obligations, for which we currently have a total exposure of $37 million, relate to a project completion guarantee, various letters of credit, and several guarantees. MVW has indemnified us for these obligations. Most of the obligations expire in 2012, 2013, and 2014, except for one guarantee in the amount of $24 million (Singapore Dollars 31 million) that expires in 2022. We have not funded any amounts under these obligations, and do not expect to do so in the future. Our liability for these obligations had a carrying value of $2 million at March 23, 2012. See Footnote No. 16 "Spin-off" of the Notes to our Financial Statements in this Form 10-Q for more information on the spin-off of our timeshare operations and timeshare development business.

•
A recoverable $69 million operating profit guarantee, originally entered into in 2000, for which we became secondarily liable in the 2012 first quarter upon the restructuring of agreements regarding certain Ritz Carlton properties. The operating profit guarantee for which we became secondarily liable in the 2012 first quarter, obligates us to fund up to $69 million and was, at year-end 2011, a $69 million guarantee obligation for which we were the primary obligor and had fully funded. During the 2012 first quarter, we were repaid for the $69 million note receivable plus interest for the guarantee fundings. In the 2012 first quarter, we entered into an agreement with an entity with a net worth of approximately $1 billion (the "Entity"), whereby the Entity agreed to immediately reimburse us for any fundings under the operating profit guarantee. The Entity is obligated to maintain certain liquidity and net worth covenants in support of this obligation to us. Most of this operating profit guarantee and corresponding Entity guarantee to us will expire in 2014 with a final expiration in 2016.

•
A project completion guarantee that we provided to a lender for a joint venture project with an estimated aggregate total cost of $510 million (Canadian $508 million). The associated joint venture will satisfy payments for cost overruns for this project through contributions from the partners or from borrowings, and we are liable on a several basis with our partners in an amount equal to our 20 percent pro rata ownership in the joint venture. In 2010, our partners executed documents indemnifying us for any payments that may be required for this guarantee obligation. Our liability associated with this project completion guarantee had a carrying value of $3 million at March 23, 2012.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Commitments and Letters of Credit
In addition to the guarantees noted in the preceding paragraphs, as of March 23, 2012, we had the following commitments outstanding:

•
A commitment to invest up to $7 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund this commitment within two years.

•	A commitment to invest up to $24 million of equity for noncontrolling interests in partnerships that plan to develop limited-service properties. We expect to fund this commitment within two years.

•	Several commitments aggregating $34 million with no expiration date and which we do not expect to fund.

•
A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property that we expect to fund within two years, as follows: $9 million in 2012 and $2 million in 2013.

•
$5 million of loan commitments that we have extended to owners of lodging properties. We do not expect to fund these commitments, $4 million of which will expire within three years and $1 million will expire after five years.

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

•
We have a right and under certain circumstances an obligation to acquire the landlord’s interest in the real estate property and attached assets of a hotel that we lease for approximately $60 million (€45 million) during the next two years.

•
Various commitments for the purchase of information technology hardware, software, and maintenance services in the normal course of business totaling $86 million. We expect to fund these commitments within three years as follows: $37 million in 2012, $47 million in 2013, and $2 million in 2014.

At March 23, 2012, we had $65 million of letters of credit outstanding ($64 million outside the Credit Facility and $1 million under our Credit Facility), the majority of which related to our self-insurance programs. Surety bonds issued as of March 23, 2012, totaled $108 million, the majority of which federal, state and local governments requested in connection with our lodging operations and self-insurance programs.

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

In addition, prior to the spin-off, our former Timeshare segment consisted of the timeshare operations and timeshare development business that we transferred to MVW in conjunction with the spin-off. Our former Timeshare segment's historical financial results for periods prior to the spin-off date continue to be included in our historical financial results as a component of continuing operations as reflected in the tables that follow. See Footnote No. 16, "Spin-off" for more information on the spin-off.

We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. We allocate gains and losses, equity in earnings or losses from our joint ventures, divisional general, administrative, and other expenses, and income or losses attributable to noncontrolling interests to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments. "Other unallocated corporate" includes license fees we receive from our credit cards and, following the spin-off, also includes license fees from MVW.
We aggregate the brands presented within our segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environments and operations within each segment and our organizational and management reporting structure.
Revenues

	Twelve Weeks Ended
($ in millions)	March 23, 2012	March 25, 2011
North American Full-Service Segment	$1,301	$1,251
North American Limited-Service Segment	532	502
International Segment	271	266
Luxury Segment	399	385
Former Timeshare Segment	—	358
Total segment revenues	2,503	2,762
Other unallocated corporate	49	16
	$2,552	$2,778
Net Income (Loss)

	Twelve Weeks Ended
($ in millions)	March 23, 2012	March 25, 2011
North American Full-Service Segment	$89	$78
North American Limited-Service Segment	84	72
International Segment	35	36
Luxury Segment	21	18
Former Timeshare Segment	—	35
Total segment financial results	229	239
Other unallocated corporate	(53)	(62)
Interest expense and interest income (1)	(29)	(25)
Income taxes	(43)	(51)
	$104	$101

(1)	Of the $41 million of interest expense shown on the Income Statement for the twelve weeks ended March 25, 2011, we allocated $12 million to our former Timeshare Segment.

Equity in Losses of Equity Method Investees

	Twelve Weeks Ended
($ in millions)	March 23, 2012	March 25, 2011
North American Full-Service Segment	$—	$(1)
North American Limited-Service Segment	—	(2)
Luxury Segment	(1)	(1)
Total segment equity in losses	$(1)	$(4)
Assets

	At Period End
($ in millions)	March 23, 2012	December 30, 2011
North American Full-Service Segment	$1,261	$1,241
North American Limited-Service Segment	514	497
International Segment	1,054	1,026
Luxury Segment	1,034	931
Total segment assets	3,863	3,695
Other unallocated corporate	2,308	2,215
	$6,171	$5,910

14.	Acquisitions and Dispositions

In the first quarter of 2012, we acquired land and a building we plan to develop into a hotel for $160 million in cash. In conjunction with this acquisition, we had also made a cash deposit of $6 million late in 2011.

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
In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” of our Annual Report on Form 10-K for 2007, under the caption “2005 Acquisitions,” we manage hotels on behalf of tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At March 23, 2012, we managed eight hotels on behalf of three tenant entities. The entities have minimal equity and minimal assets comprised of hotel working capital and furniture, fixtures, and equipment. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from its guarantees fully in connection with five of these properties and partially in connection with the other three properties. As of year-end 2011, the trust account had been fully depleted. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not have: (1) the power to direct the activities that most significantly impact the entities' economic performance or (2) the obligation to absorb losses of the entities or the right to receive benefits from the entities that could potentially be significant. We are liable for rent payments for five of the eight hotels if there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these hotels totaled approximately $19 million at the end of the 2012 first quarter. In addition, as of the end of the 2012 first quarter we are liable for rent payments of up to an aggregate cap of $12 million for the three other hotels if there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

16.	Spin-off
On November 21, 2011, we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our wholly owned subsidiary MVW.
As a result of the spin-off, MVW is an independent company whose common shares are listed on the New York Stock Exchange under the symbol "VAC." We do not beneficially own any shares of MVW common stock and do not consolidate MVW's financial results for periods after the spin-off date as part of our financial reporting. However, because of our significant continuing involvement in MVW operations (by virtue of the license and other agreements between us and MVW), our former Timeshare segment's historical financial results for periods prior to the spin-off date continue to be included in Marriott's historical financial results as a component of continuing operations.
Under license agreements entered into effective as of the spin-off date, we receive license fees consisting of a fixed annual fee of $50 million plus two percent of the gross sales price paid to MVW for initial developer sales of interests in vacation ownership units and residential real estate units and one percent of the gross sales price paid to MVW for resales of interests in vacation ownership units and residential real estate units, in each case that are identified with or use the Marriott or Ritz-Carlton marks. The license fee also includes a periodic inflation adjustment. We record these license fees as franchise fee revenues and do not allocate them to any of our segments, but instead include them in "other unallocated corporate."
For more information on the spin-off, see Footnote No. 17, "Spin-Off," of the Notes to our Financial Statements in our 2011 Form 10-K.

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

BUSINESS AND OVERVIEW

Timeshare Spin-off

On November 21, 2011 ("the spin-off date"), we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our wholly owned subsidiary Marriott Vacations Worldwide Corporation ("MVW"). In connection with the spin-off, we entered into several agreements with MVW, and, in some cases, certain of its subsidiaries, that govern our post-spin-off relationship with MVW, including a Separation and Distribution Agreement and two License Agreements for the use of Marriott and Ritz-Carlton marks and intellectual property. Under license agreements with us, MVW is both the exclusive developer and operator of timeshare, fractional, and related products under the Marriott brand and the exclusive developer of fractional and related products under The Ritz-Carlton brand. We now receive license fees from MVW under these license agreements that we include in franchise fees. We do not allocate MVW license fees to any of our segments and instead include them in "other unallocated corporate."

Because of our significant continuing involvement in MVW future operations (by virtue of the license and other agreements between us and MVW), our former Timeshare segment's historical financial results prior to the spin-off date continue to be included in our historical financial results as a component of continuing operations. Please see Footnote No. 16, “Spin-off,” and “Part II, Item 1A – Risk Factors; Other Risks” for more information.

Lodging
Conditions for our lodging business continued to improve in the first quarter of 2012 reflecting generally low supply growth, a favorable economic climate in many markets around the world, the impact of operating efficiencies across our company, and a year-over-year increase in the number of hotels. The U.S. economy continues to improve broadly; however, there are still some markets, particularly the greater Washington D.C. market, that continue to have weak demand. Economic growth in Europe was moderate during the 2012 first quarter, and demand in the Middle East continued to be weak.
We remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control our costs. Our brands remain strong as a result of skilled management teams, dedicated associates, superior customer service with an emphasis on guest and associate satisfaction, significant distribution, our Marriott Rewards and The Ritz-Carlton Rewards loyalty programs, a multichannel reservations system, and desirable property amenities. We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We also remove hotels from our system that no longer meet our standards. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use website, Marriott.com, through functionality and service improvements, and we expect to continue capturing an increasing proportion of property-level reservations via this cost-efficient channel.

In the first quarter of 2012 as compared to the year ago quarter, worldwide average daily rates increased 3.5 percent on a constant dollar basis to $133.78 for comparable systemwide properties, with Revenue per Available Room ("RevPAR") increasing 6.8 percent to $88.49 and occupancy increasing 2.0 percentage points to 66.1 percent.

For properties in North America in the first quarter of 2012, most markets experienced strong demand. In the greater Washington, D.C. market, government spending restrictions and a short congressional calendar continued to reduce lodging demand, especially impacting the surrounding suburban markets. For properties in China, Thailand, Japan, Brazil, and Mexico, demand was particularly strong during the first quarter of 2012. In Europe, demand was strong in international gateway cities but weaker in markets dependent on more regional demand. Occupancy rates at properties in the Middle East largely remained weak reflecting continued unrest in that region, although demand was strong in the United Arab Emirates in the first quarter.

We monitor market conditions continuously and carefully price our rooms daily to meet individual hotel demand levels. We modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms continued to improve in the first quarter of 2012, which allowed us to reduce discounting and special offers for transient business. This mix improvement benefited average daily rates.

The hotels in our system serve both transient and group customers. Overall, business transient and leisure transient demand was strong in the first quarter of 2012, while group demand continued to strengthen. The group revenue booking pace for comparable North American Marriott Hotels & Resorts properties for the remainder of 2012 is up over 11 percent compared to only 2 percent a year ago and 9 percent last quarter. Group customers typically book rooms and meeting space with significant lead times, sometimes several years in advance of guest arrival. Typically, two-thirds of group business is booked prior to the year of arrival and one-third is booked in the year of arrival. During an economic recovery, group pricing tends to lag transient pricing due to the significant lead times for group bookings. Group business booked in earlier periods at lower rates continues to roll off, and with improving group demand, is being replaced with bookings reflecting generally higher rates. In the 2012 first quarter, group customers spent more on their meetings and property-level food and beverage volumes improved. Additionally, we saw an increase in short term bookings for both large and small groups during the 2012 first quarter, and attendance at meetings frequently exceeded initial projections.

Our approach to property-level and above-property productivity has benefited our profitability, as well as that of owners and franchisees. Properties in our system continue to maintain very tight cost controls. We also control above-property costs, some of which we allocate to hotels, by remaining focused on systems, processing, and support areas.

Our lodging business model involves managing and franchising hotels, rather than owning them. At March 23, 2012, we operated 44 percent of the hotel rooms in our worldwide system under management agreements, our franchisees operated 53 percent under franchise agreements, we owned or leased 2 percent, and 1 percent were operated or franchised through unconsolidated joint ventures. Our emphasis on long-term management contracts and franchising tends to provide more stable earnings in periods of economic softness, while the addition of new hotels to our system generates growth, typically with little or no investment by the company. This strategy has allowed substantial growth while reducing financial leverage and risk in a cyclical industry. In addition, we believe we increase our financial flexibility by reducing our capital investments and adopting a strategy of recycling the investments that we make.

During the first quarter of 2012, we added 3,234 rooms (gross) to our system. Approximately 36 percent of new rooms were located outside the United States and 29 percent of the room additions were conversions from competitor brands. We currently have nearly 115,000 rooms in our lodging development pipeline. For the full 2012 fiscal year, we expect to add 25,000 to 30,000 rooms (gross) to our system with approximately half of the expected room openings located outside the United States. We expect 7,000 to 8,000 rooms to exit the system, largely due to quality issues. The figures in this paragraph do not include residential, timeshare, or ExecuStay units.

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

CONSOLIDATED RESULTS
As noted in the preceding "Business and Overview" section, we completed the spin-off of our timeshare operations and timeshare development business in late 2011. Accordingly, we no longer have a Timeshare segment and instead now earn license fees that we do not allocate to any of our segments and instead include in "other unallocated corporate." The following table details the components of our former Timeshare segment revenues and results for the 2011 first quarter and also shows the components of revenues we received from MVW for the 2012 first quarter.

	Twelve Weeks Ended
($ in millions)	March 23, 2012	March 25, 2011	Change 2012/2011
Former Timeshare segment revenues
Base fee revenue	$—	$13
Total sales and services revenue	—	276
Cost reimbursements	—	69
Former Timeshare segment revenues	—	358	$(358)

Other unallocated corporate revenues from MVW
Franchise fee revenue	$13	$—
Cost reimbursements	19	—
Revenues from MVW	32	—	32

Total revenue impact	$32	358	$(326)

Former Timeshare segment results operating income impact
Base fee revenue	$—	$13
Timeshare sales and services, net	—	51
General, administrative, and other expense	—	(17)
Former Timeshare segment results operating income impact [1]	—	47	$(47)

Other Unallocated corporate operating income impact from MVW
Franchise fee revenue	13	—	13

Total operating income impact	13	47	(34)
Interest expense [1]	—	(12)	12
Income before income taxes impact	$13	$35	$(22)
1 Segment results for our former Timeshare segment for the twelve weeks ended March 25, 2011 of $35 million include interest expense allocated to our former Timeshare segment of $12 million.
The following discussion presents an analysis of results of our operations for the twelve weeks ended March 23, 2012, compared to the twelve weeks ended March 25, 2011. The results for the 2011 first quarter include the results of the former Timeshare segment.
Revenues
Revenues decreased by $226 million (8 percent) to $2,552 million in the first quarter of 2012 from $2,778 million in the first quarter of 2011. As detailed in the preceding table, the spin-off contributed to a net $326 million decrease in revenues that was partially offset by a $100 million increase in revenues in our lodging business.

The $100 million increase in revenues for our lodging business was a result of: higher cost reimbursements revenue ($86 million), higher franchise fees ($10 million), higher incentive management fees ($8 million (comprised of a $3 million increase for North America and a $5 million increase outside of North America)), and higher base management fees ($3 million), partially offset by lower owned, leased, corporate housing, and other revenue ($7 million).
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer, but also includes reimbursements for other costs, such as those associated with our Marriott Rewards and Ritz-Carlton Rewards programs. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. We also receive cost reimbursements revenue from MVW for reimbursement of certain costs incurred in conjunction with transition services agreements and participation in our rewards program. The $36 million increase in total cost reimbursements revenue, to $2,035 million in the 2012 first quarter from $1,999 million in the 2011 first quarter, reflected an $86 million increase (allocated across our lodging business) as result of the impact of higher property-level demand and growth across the system, partially offset by a net $50 million decline in timeshare-related cost reimbursements due to the spin-off. Net of hotels exiting the system, we added 887 managed rooms and 11,719 franchised rooms to our system since the end of the 2011 first quarter.
The decrease in total base management fees, to $124 million in the 2012 first quarter from $134 million in the 2011 first quarter, primarily reflected a decline of $13 million in former Timeshare segment base management fees due to the spin-off, partially offset by a net increase of $3 million across our lodging business as a result of stronger RevPAR. The net increase of $3 million included the unfavorable impact of $3 million of fee reversals in the 2012 first quarter for two properties to reflect contract revisions. The increase in total franchise fees, to $126 million in the 2012 first quarter from $103 million in the 2011 first quarter, primarily reflected an increase of $13 million in MVW license fees due to the spin-off and an increase of $10 million across our lodging business as a result of stronger RevPAR and, to a lesser extent, the impact of unit growth across the system. The increase in incentive management fees from $42 million in the first quarter of 2011 to $50 million in the first quarter of 2012 primarily reflected higher net property-level income resulting from higher property-level revenue, particularly for certain properties in: Florida and West Coast resorts in the United States; eastern Europe; Mexico; and China. The increase also reflected continued property-level cost controls and, to a lesser extent, new unit growth in international markets.
The decrease in owned, leased, corporate housing, and other revenue, to $217 million in the 2012 first quarter, from $224 million in the 2011 first quarter, primarily reflected $6 million of lower hotel agreement termination fees and $3 million of lower revenue from owned and leased properties, partially offset by $2 million of higher corporate housing and other revenue. Combined branding fees associated with card endorsements and the sale of branded residential real estate by others totaled $16 million for both the 2012 and 2011 first quarters.
Operating Income
Operating income decreased by $16 million to $175 million in the 2012 first quarter from $191 million in the 2011 first quarter. As detailed in the preceding table, the spin-off contributed to a net $34 million decrease in operating income that was partially offset by an $18 million increase in operating income across our lodging business. This $18 million increase reflected a $10 million increase in franchise fees, an $8 million increase in incentive management fees, a $3 million increase in base management fees, and $2 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by a $5 million increase in general, administrative and other expenses. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees across our lodging business as compared to the 2011 first quarter in the preceding “Revenues” section.
General, administrative, and other expenses decreased by $12 million (8 percent) to $147 million in the first quarter of 2012 from $159 million in the first quarter of 2011. The decrease reflected a decline of $17 million due to the spin-off, partially offset by an increase of $5 million across our lodging business primarily as a result of $3 million of higher legal expenses and $3 million of increased other expenses primarily associated with higher costs in international markets and initiatives to enhance and grow our brands globally.
The $5 million increase in total general, administrative, and other expenses across our lodging business consisted of a $4 million increase that we did not allocate to any of our segments, a $1 million increase allocated to our North American Full-Service segment, and a $1 million increase allocated to our North American Limited-Service segment, partially offset by a $1 million decrease allocated to our Luxury segment.
The $2 million (10 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $6 million of net stronger results at some owned and leased properties due to higher RevPAR and property-level margins and $2 million of higher corporate housing and other revenue net of direct expenses, partially offset by $6 million of lower hotel agreement termination fees.
Gains and Other Income
Gains and other income of $2 million for both the first quarter of 2012 and first quarter of 2011 reflected gains on sales of real estate.

Interest Expense
Interest expense decreased by $8 million (20 percent) to $33 million in the first quarter of 2012 compared to $41 million in the first quarter of 2011. This decrease was primarily due to the spin-off as interest expense in the 2011 first quarter that was allocated to the former Timeshare segment totaled $12 million. This decrease was partially offset by a $4 million increase in interest expense for our lodging business primarily related to our Marriott Rewards program ($3 million) as well as increased interest expense associated with the Series K Notes issued in the first quarter of 2012 ($1 million). See the “LIQUIDITY AND CAPITAL RESOURCES” caption later in this report for additional information on the Series K Notes.

Interest Income and Income Tax
Interest income of $4 million in the first quarter of 2012 was unchanged compared to the first quarter of 2011, primarily reflecting a $3 million increase related to two new notes receivable issued in conjunction with the spin-off , offset by a $3 million decrease primarily associated with the repayment of certain loans subsequent to the 2011 first quarter.
Our tax provision decreased by $8 million (16 percent) to a tax provision of $43 million in the first quarter of 2012 from a tax provision of $51 million in the first quarter of 2011. The decrease was primarily due to the resolution of closed tax year items and lower pretax income in 2012, primarily due to the income before taxes impact of the spin-off as noted in the following "Net Income" discussion, partially offset by tax provision to tax return true-ups.

Equity in Losses
Equity in losses of $1 million in the first quarter of 2012 decreased by $3 million from equity in losses of $4 million in the first quarter of 2011 and reflected $3 million of increased earnings primarily for one North American Limited-Service joint venture and one International segment joint venture, due to stronger property-level performance.

Net Income
Net income increased by $3 million to $104 million in the first quarter of 2012 from $101 million in the first quarter of 2011, and diluted earnings per share increased by $0.04 per share (15 percent) to $0.30 per share from $0.26 per share in the first quarter of 2011. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $3 million increase in net income compared to the year-ago quarter was due to higher franchise fees across our lodging business ($10 million), higher incentive management fees across our lodging business ($8 million), lower income taxes ($8 million), higher base management fees across our lodging business ($3 million), lower equity in losses ($3 million), and higher owned, leased, corporate housing, and other revenue net of direct expenses ($2 million). These increases were partially offset by the income before taxes impact of the spin-off ($22 million), higher general, administrative, and other expenses across our lodging business ($5 million), and higher interest expense across our lodging business ($4 million).
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

We also evaluate Adjusted EBITDA, another non-GAAP financial measure, as an indicator of operating performance. Our Adjusted EBITDA reflects Timeshare Spin-off Adjustments for 2011 ("Timeshare Spin-off Adjustments") as if the spin-off occurred on the first day of 2011. The Timeshare Spin-off Adjustments to net income of $13 million for the 2011 first quarter totaled $21 million pre-tax and are primarily comprised of the following pre-tax items: 1) removal of the results of our former Timeshare segment ($35 million); 2) the addition of a payment by MVW to us of estimated license fees ($14 million); 3) the addition of estimated interest income ($3 million); and 4) the addition of estimated interest expense ($3 million).

We evaluate Adjusted EBITDA that excludes these items to make period-over-period comparisons of our ongoing core operations before material charges. EBITDA and Adjusted EBITDA also facilitate our comparison of results from our ongoing operations before material charges with results from other lodging companies.
EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. Both of these non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do or may not calculate them at all, limiting EBITDA's and Adjusted EBITDA's usefulness as comparative measures. We provide Adjusted EBITDA for illustrative and informational purposes only and this measure is not necessarily indicative of and does not purport to represent what our operating results would have been had the spin-off occurred on the first day of 2011. This information also does not reflect certain financial and operating benefits we expect to realize as a result of the spin-off.
We show our first quarter 2012 and 2011 EBITDA and Adjusted EBITDA calculations and reconcile those measures with Net Income in the following tables.

	12 Weeks Ended March 23, 2012
($ in millions)	As Reported
Net Income	$104
Interest expense	33
Tax provision	43
Depreciation and amortization	29
Less: Depreciation reimbursed by third-party owners	(4)
Interest expense from unconsolidated joint ventures	4
Depreciation and amortization from unconsolidated joint ventures	6
EBITDA	$215

	12 Weeks Ended March 25, 2011
($ in millions)	As Reported	Timeshare Spin-off Adjustments	Adjusted EBITDA
Net Income	$101	$(13)
Interest expense	41	(9)
Tax provision	51	(8)
Depreciation and amortization	35	(7)
Less: Depreciation reimbursed by third-party owners	(4)	—
Interest expense from unconsolidated joint ventures	4	—
Depreciation and amortization from unconsolidated joint ventures	6	—
EBITDA	$234	$(37)	$197

BUSINESS SEGMENTS
We are a diversified hospitality company with operations in four business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, and Luxury Lodging. See Footnote No. 13, “Business Segments,” of the Notes to our Financial Statements for further information on our segments including how we aggregate our individual brands into each segment and other information about each segment, including revenues, net income, equity in earnings (losses) of equity method investees, and assets.
We added 129 properties (20,111 rooms) and 34 properties (6,251 rooms) exited our system since the end of the 2011 first quarter. These figures do not include residential or ExecuStay units. During that time we also added 5 residential properties (529 units) and no residential properties exited the system. These net property additions include 8 hotels (904 rooms) which are operated or franchised as part of our unconsolidated joint venture with AC Hoteles, S.A.
Total segment financial results decreased by $10 million to $229 million in the first quarter of 2012 from $239 million in the first quarter of 2011, and total segment revenues decreased by $259 million to $2,503 million in the first quarter of 2012, a 9 percent decrease from revenues of $2,762 million in the first quarter of 2011. As detailed in the preceding table, the spin-off resulted in a $35 million decrease in segment results, partially offset by a net $25 million increase in segment results across our lodging business. Similarly, the spin-off resulted in a $358 million decrease in segment revenues, that was partially offset by a net $99 million increase in revenues across our lodging business.
The quarter-over-quarter net increase in segment revenues of $99 million across our lodging business was a result of an $86 million increase in cost reimbursements revenue, a $10 million increase in franchise fees, an $8 million increase in incentive management fees, and a $3 million increase in base management fees, partially offset by an $8 million decrease in owned, leased, corporate housing and other revenue. The quarter-over-quarter increase in segment results of $25 million across our lodging business reflected a $10 million increase in franchise fees, an $8 million increase in incentive management fees, $3 million of lower joint venture equity losses, an increase of $3 million in base management fees, and an increase of $2 million in owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by a $1 million increase in general, administrative, and other expenses. For more detailed information on the variances see the preceding sections beginning with “Operating Income.”
In the first quarter of 2012, 29 percent of our managed properties paid incentive management fees to us versus 25 percent in the first quarter of 2011. In addition, in the first quarter of 2012 and the first quarter of 2011, 61 percent of our incentive fees came from properties outside the United States.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Compared to the first quarter of 2011, worldwide comparable company-operated house profit margins in the first quarter of 2012 increased by 120 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 9.6 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, improved productivity, and favorable benefits costs. These same factors as well as lower energy costs due to a mild winter, contributed to North American company-operated house profit margins increasing by 130 basis points compared to the 2011 first quarter. HP-PAR at those same properties increased by 10.7 percent. International company-operated house profit margins increased by 70 basis points, and HP-PAR at those properties increased by 6.6 percent reflecting increased demand and higher RevPAR in most locations and improved productivity, partially offset by the effects of RevPAR declines in the Middle East.

Summary of Properties by Brand
Including residential properties, we added 24 lodging properties (3,234 rooms) during the first quarter of 2012, while 10 properties (2,487 rooms) exited the system including nearly 700 rooms converting to residential use, increasing our total properties to 3,732 (643,943 rooms). These figures include 34 home and condominium products (3,838 units), for which we manage the related owners’ associations.
Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include JW Marriott and Marriott Conference Centers, references to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn.

At March 23, 2012, we operated, franchised, or licensed the following properties by brand (excluding 2,095 corporate housing rental units):

	Company-Operated		Franchised		Other (3)
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels & Resorts	138	71,540	182	55,483	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
JW Marriott	14	9,226	7	2,914	—	—
Renaissance Hotels	37	17,079	41	11,801	—	—
Renaissance ClubSport	—	—	2	349	—	—
Autograph Collection	—	—	20	5,815	—	—
The Ritz-Carlton	39	11,587	—	—	—	—
The Ritz-Carlton-Residential (1)	29	3,509	—	—	—	—
EDITION	—	—	—	—	—	—
Courtyard	282	44,250	525	69,442	—	—
Fairfield Inn & Suites	3	1,055	667	59,625	—	—
SpringHill Suites	34	5,311	254	28,510	—	—
Residence Inn	134	19,366	463	52,712	—	—
TownePlace Suites	29	3,086	173	17,162	—	—
Timeshare (2)	—	—	50	10,628	—	—
Total U.S. Locations	749	188,924	2,384	314,441	—	—

Non-U.S. Locations
Marriott Hotels & Resorts	135	39,968	35	10,327	—	—
JW Marriott	29	10,878	3	795	—	—
Renaissance Hotels	54	17,971	20	5,759	—	—
Autograph Collection	—	—	5	548	5	350
The Ritz-Carlton	39	11,996	—	—	—	—
The Ritz-Carlton-Residential (1)	5	329	—	—	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
EDITION	1	78	—	—	—	—
AC Hotels by Marriott	—	—	—	—	75	7,976
Bulgari Hotels & Resorts	2	117	—	—	—	—
Marriott Executive Apartments	23	3,727	1	99	—	—
Courtyard	58	12,402	53	9,375	—	—
Fairfield Inn & Suites	—	—	13	1,568	—	—
SpringHill Suites	—	—	2	299	—	—
Residence Inn	6	749	16	2,279	—	—
TownePlace Suites	—	—	1	105	—	—
Timeshare (2)	—	—	14	2,304	—	—
Total Non-U.S. Locations	356	98,794	163	33,458	80	8,326

Total	1,105	287,718	2,547	347,899	80	8,326

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out.

(3)	Properties are operated as part of unconsolidated joint ventures.

Total Lodging and Timeshare Products by Segment
At March 23, 2012, we operated, franchised, and licensed the following properties by segment (excluding 2,095 corporate housing rental units associated with our ExecuStay brand):

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	320	14	334	127,023	5,244	132,267
Marriott Conference Centers	10	—	10	2,915	—	2,915
JW Marriott	21	1	22	12,140	221	12,361
Renaissance Hotels	78	2	80	28,880	790	29,670
Renaissance ClubSport	2	—	2	349	—	349
Autograph Collection	20	—	20	5,815	—	5,815
	451	17	468	177,122	6,255	183,377
North American Limited-Service Lodging Segment (1)
Courtyard	807	19	826	113,692	3,496	117,188
Fairfield Inn & Suites	670	11	681	60,680	1,234	61,914
SpringHill Suites	288	2	290	33,821	299	34,120
Residence Inn	597	18	615	72,078	2,607	74,685
TownePlace Suites	202	1	203	20,248	105	20,353
	2,564	51	2,615	300,519	7,741	308,260
International Lodging Segment (1)
Marriott Hotels & Resorts	—	156	156	—	45,051	45,051
JW Marriott	—	31	31	—	11,452	11,452
Renaissance Hotels	—	72	72	—	22,940	22,940
Autograph Collection	—	5	5	—	548	548
Courtyard	—	92	92	—	18,281	18,281
Fairfield Inn & Suites	—	2	2	—	334	334
Residence Inn	—	4	4	—	421	421
Marriott Executive Apartments	—	24	24	—	3,826	3,826
	—	386	386	—	102,853	102,853
Luxury Lodging Segment
The Ritz-Carlton	39	39	78	11,587	11,996	23,583
Bulgari Hotels & Resorts	—	2	2	—	117	117
EDITION	—	1	1	—	78	78
The Ritz-Carlton-Residential (2)	29	5	34	3,509	329	3,838
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
	68	51	119	15,096	13,099	28,195
Unconsolidated Joint Ventures
Autograph Collection	—	5	5	—	350	350
AC Hotels by Marriott	—	75	75	—	7,976	7,976
	—	80	80	—	8,326	8,326

Timeshare (3)	50	14	64	10,628	2,304	12,932

Total	3,133	599	3,732	503,365	140,578	643,943

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

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
The occupancy, average daily rate, and RevPAR statistics we use throughout this report for the twelve weeks ended March 23, 2012, include the period from December 31, 2011, through March 23, 2012, and the statistics for the twelve weeks ended March 25, 2011, include the period from January 1, 2011, through March 25, 2011, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the United States, which for those properties includes the period from January 1 through the end of February).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended March 23, 2012	Change vs. 2011		Twelve Weeks Ended March 23, 2012	Change vs. 2011
Marriott Hotels & Resorts (2)
Occupancy	69.5%	2.7%	pts.	66.9%	2.3%	pts.
Average Daily Rate	$169.26	2.5%		$157.12	3.4%
RevPAR	$117.58	6.7%		$105.10	7.1%
Renaissance Hotels & Resorts
Occupancy	72.1%	3.4%	pts.	68.7%	2.0%	pts.
Average Daily Rate	$167.06	2.8%		$151.00	3.2%
RevPAR	$120.39	7.9%		$103.69	6.4%
Autograph Collection
Occupancy	*	*		70.6%	6.3%	pts.
Average Daily Rate	*	*		$166.86	(0.6)%
RevPAR	*	*		$117.72	9.2%
Composite North American Full-Service (3)
Occupancy	69.9%	2.8%	pts.	67.2%	2.3%	pts.
Average Daily Rate	$168.92	2.6%		$156.19	3.3%
RevPAR	$118.00	6.9%		$104.96	7.0%
The Ritz-Carlton North America
Occupancy	68.4%	0.8%	pts.	68.4%	0.8%	pts.
Average Daily Rate	$336.03	5.8%		$336.03	5.8%
RevPAR	$229.73	7.1%		$229.73	7.1%
Composite North American Full-Service and Luxury (4)
Occupancy	69.7%	2.7%	pts.	67.2%	2.3%	pts.
Average Daily Rate	$181.22	2.9%		$164.13	3.5%
RevPAR	$126.39	7.0%		$110.38	7.1%
Residence Inn
Occupancy	70.3%	(0.3)%	pts.	72.5%	0.7%	pts.
Average Daily Rate	$120.39	2.4%		$117.13	3.3%
RevPAR	$84.67	1.9%		$84.95	4.3%
Courtyard
Occupancy	63.5%	1.1%	pts.	64.5%	1.8%	pts.
Average Daily Rate	$115.11	3.6%		$116.04	3.8%
RevPAR	$73.05	5.4%		$74.84	6.8%
Fairfield Inn
Occupancy	nm	nm	pts.	61.3%	3.0%	pts.
Average Daily Rate	nm	nm		$90.94	4.6%
RevPAR	nm	nm		$55.71	10.0%
TownePlace Suites
Occupancy	65.7%	3.1%	pts.	68.1%	2.3%	pts.
Average Daily Rate	$79.27	7.2%		$87.30	4.9%
RevPAR	$52.05	12.5%		$59.45	8.7%
SpringHill Suites
Occupancy	62.5%	0.8%	pts.	65.8%	2.7%	pts.
Average Daily Rate	$106.52	1.7%		$101.91	2.9%
RevPAR	$66.54	2.9%		$67.08	7.4%
Composite North American Limited- Service (5)
Occupancy	65.4%	0.8%	pts.	66.2%	1.9%	pts.
Average Daily Rate	$114.18	3.2%		$108.26	3.6%
RevPAR	$74.71	4.5%		$71.66	6.7%
Composite North American (6)
Occupancy	67.9%	1.9%	pts.	66.6%	2.0%	pts.
Average Daily Rate	$153.23	3.3%		$128.59	3.6%
RevPAR	$104.00	6.2%		$85.61	6.9%
 * There are no company-operated properties.

(1)
Statistics are for the twelve weeks ended March 23, 2012, and March 25, 2011, except for The Ritz-Carlton and Autograph Collection, for which the statistics are for the two months ended February 29, 2012, and February 28, 2011. Statistics include only properties located in the United States.

(2)	Marriott Hotels & Resorts includes JW Marriott properties.

(3)	Composite North American Full-Service statistics include Marriott Hotels & Resorts, Renaissance Hotels, and Autograph Collection properties.

(4)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels, and The Ritz-Carlton properties.

(5)	Composite North American Limited-Service statistics include Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites properties.

(6)
Composite North American statistics include Marriott Hotels & Resorts, Renaissance Hotels, Autograph Collection, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton properties.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Two Months Ended February 29, 2012	Change vs. 2011		Two Months Ended February 29, 2012	Change vs. 2011
Caribbean and Latin America (2)
Occupancy	75.9%	1.9%	pts.	69.0%	1.1%	pts.
Average Daily Rate	$207.03	6.6%		$186.90	6.0%
RevPAR	$157.17	9.4%		$128.99	7.6%
Europe (2)
Occupancy	60.8%	0.2%	pts.	59.1%	0.3%	pts.
Average Daily Rate	$161.31	2.5%		$156.40	2.8%
RevPAR	$98.07	2.9%		$92.41	3.5%
Middle East and Africa (2)
Occupancy	57.5%	1.3%	pts.	57.7%	1.4%	pts.
Average Daily Rate	$145.75	(8.2)%		$140.96	(7.9)%
RevPAR	$83.76	(6.1)%		$81.37	(5.7)%
Asia Pacific (2)
Occupancy	67.8%	6.6%	pts.	67.3%	5.9%	pts.
Average Daily Rate	$131.58	4.7%		$139.16	4.0%
RevPAR	$89.27	16.1%		$93.72	14.0%
Regional Composite (3)
Occupancy	65.0%	2.9%	pts.	63.4%	2.3%	pts.
Average Daily Rate	$155.80	2.6%		$155.37	2.9%
RevPAR	$101.32	7.4%		$98.47	6.8%
International Luxury (4)
Occupancy	59.9%	(2.0)%	pts.	59.9%	(2.0)%	pts.
Average Daily Rate	$351.58	5.6%		$351.58	5.6%
RevPAR	$210.51	2.2%		$210.51	2.2%
Total International (5)
Occupancy	64.4%	2.3%	pts.	63.0%	1.9%	pts.
Average Daily Rate	$177.39	2.4%		$172.92	2.7%
RevPAR	$114.28	6.2%		$109.01	5.9%

(1)
We report financial results for all properties on a period-end basis, but report statistics for properties located outside the United States and Canada on a month-end basis. The statistics are for January 1 through the end of February. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2011 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the United States and Canada.

(3)	Regional Composite statistics include properties located outside of the United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(4)	Includes The Ritz-Carlton properties located outside the United States and Canada and Bulgari Hotels & Resorts properties.

(5)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Two Months Ended February 29, 2012	Change vs. 2011		Two Months Ended February 29, 2012	Change vs. 2011
Composite Luxury (2)
Occupancy	64.5%	(0.4)%	pts.	64.5%	(0.4)%	pts.
Average Daily Rate	$342.63	5.6%		$342.63	5.6%
RevPAR	$220.94	4.9%		$220.94	4.9%
Total Worldwide (3)
Occupancy	67.1%	2.0%	pts.	66.1%	2.0%	pts.
Average Daily Rate	$158.61	3.1%		$133.78	3.5%
RevPAR	$106.39	6.2%		$88.49	6.8%

(1)
We report financial results for all properties on a period-end basis, but report statistics for properties located outside the United States and Canada on a month-end basis. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2011 was on a constant U.S. dollar basis.

(2)	Composite Luxury includes worldwide properties for The Ritz-Carlton and Bulgari Hotels & Resorts brands.

(3)
Total Worldwide statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Autograph Collection, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the United States (except for The Ritz-Carlton) represent the twelve weeks ended March 23, 2012, and March 25, 2011. Statistics for The Ritz-Carlton brand properties and properties located outside of the United States represent the two months ended February 29, 2012, and February 28, 2011.

North American Full-Service Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, and Autograph Collection.

($ in millions)	Twelve Weeks Ended
	March 23, 2012	March 25, 2011	Change 2012/2011
Segment revenues	$1,301	$1,251	4%
Segment results	$89	$78	14%

Since the first quarter of 2011, across our North American Full-Service Lodging segment we added 8 properties (2,644 rooms) and 7 properties (2,035 rooms) left the system.
In the first quarter of 2012, RevPAR for comparable company-operated North American Full-Service properties increased by 6.9 percent to $118.00, occupancy for these properties increased by 2.8 percentage points to 69.9 percent, and average daily rates increased by 2.6 percent to $168.92.
The $11 million increase in segment results, compared to the 2011 first quarter, primarily reflected $6 million of higher base management and franchise fees and $6 million of higher owned, leased, and other revenue net of direct expenses. Higher base management and franchise fees primarily reflected increased RevPAR and, to a lesser extent, unit growth, including properties added to the Autograph Collection. The $6 million increase in owned, leased, and other revenue net of direct expenses is primarily due to stronger results driven by higher RevPAR and property-level margins.
Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $1,158 million in the first quarter of 2012, compared to $1,118 million in the first quarter of 2011.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and Marriott ExecuStay.

($ in millions)	Twelve Weeks Ended
	March 23, 2012	March 25, 2011	Change 2012/2011
Segment revenues	$532	$502	6%
Segment results	$84	$72	17%

Since the first quarter of 2011, across our North American Limited-Service Lodging segment we added 75 properties (9,249 rooms) and 14 properties (1,579 rooms) left the system. The majority of the properties that left the system were older Residence Inn and Fairfield Inn properties.
In the first quarter of 2012, RevPAR for comparable company-operated North American Limited-Service properties increased by 4.5 percent to $74.71, occupancy for these properties increased by 0.8 percentage points to 65.4 percent, and average daily rates increased by 3.2 percent to $114.18.
The $12 million increase in segment results, compared to the first quarter of 2011, primarily reflected $7 million of higher franchise and base management fees, $2 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, and $2 million of decreased joint venture equity losses. Higher franchise and base management fees primarily reflected higher RevPAR and, to a lesser extent, new unit growth and the favorable effect of property renovations. The $2 million increase in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected stronger results driven by higher RevPAR and property-level margins, and the $2 million decrease in joint venture equity losses primarily reflected increased earnings associated with one joint venture due to stronger property-level performance.
Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $394 million in the first quarter of 2012, compared to $369 million in the first quarter of

2011.

International Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Autograph Hotels, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments located outside the United States and Canada.

($ in millions)	Twelve Weeks Ended
	March 23, 2012	March 25, 2011	Change 2012/2011
Segment revenues	$271	$266	2%
Segment results	$35	$36	(3)%

Since the first quarter of 2011, across our International Lodging segment we added 43 properties (7,031 rooms) and 12 properties (2,284 rooms) left the system including nearly 700 rooms converting to residential use, largely due to quality issues. The net properties added include 8 properties (904 rooms) that are operated or franchised as part of unconsolidated joint ventures.
In the first quarter of 2012, RevPAR for comparable company-operated international properties increased by 7.4 percent to $101.32, occupancy for these properties increased by 2.9 percentage points to 65.0 percent, and average daily rates increased by 2.6 percent to $155.80. Comparable company-operated RevPAR improved significantly in China, Thailand, Brazil, and Mexico, while Egypt experienced RevPAR declines.
The $1 million decrease in segment results in the first quarter of 2012, compared to the first quarter of 2011, primarily reflected a $6 million decrease in owned, leased, and other revenue net of direct expenses, partially offset by a $4 million increase in incentive management fees. The $6 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected lower termination fees. The $4 million increase in incentive management fees primarily reflected higher property-level income resulting from higher property-level revenue and margins and, to a lesser extent, new unit growth.
Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $137 million in the first quarter of 2012, compared to $128 million in the first quarter of 2011.

Luxury Lodging includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION worldwide.

($ in millions)	Twelve Weeks Ended
	March 23, 2012	March 25, 2011	Change 2012/2011
Segment revenues	$399	$385	4%
Segment results	$21	$18	17%

Since the first quarter of 2011, across our Luxury Lodging segment we added 3 properties (1,055 rooms) and 1 property (353 rooms) left the system. Since the 2011 first quarter, we also added 5 residential products (529 units) and no residential products left the system.
In the first quarter of 2012, RevPAR for comparable company-operated luxury properties increased by 4.9 percent to $220.94, occupancy decreased by 0.4 percentage points to 64.5 percent, and average daily rates increased by 5.6 percent to $342.63.
The $3 million increase in segment results, compared to the first quarter of 2011, primarily reflected a $3 million increase in incentive management fees. The increase in incentive management fees primarily reflected higher net property-level income resulting from higher property-level revenue and margins at several properties and, to a lesser extent, new unit growth.
Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $327 million in the first quarter of 2012, compared to $315 million in the first quarter of 2011.

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
During the first quarter of 2012, we granted 2.8 million RSUs, 1.1 million Employee SARs, and 0.3 million stock options. See Footnote No. 4, “Share-Based Compensation,” of the Notes to our Financial Statements in this Form 10-Q for more information.
NEW ACCOUNTING STANDARDS
See Footnote No. 2, “New Accounting Standards,” of the Notes to our Financial Statements in this Form 10-Q for information related to our adoption of new accounting standards in the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facilities
Our Credit Facility provides for $1.750 billion of aggregate effective borrowings. The facility supports general corporate needs, including working capital, capital expenditures, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. The term of the facility expires on June 23, 2016.
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
We issue commercial paper in the United States. We do not have purchase commitments from buyers for our commercial paper; therefore our issuances are subject to market demand. We classify any outstanding commercial paper and Credit Facility borrowings as long-term debt based on our ability and intent to refinance it on a long-term basis. We reserve unused capacity under our Credit Facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. We do not expect fluctuations in the demand for commercial paper to affect our liquidity, given our borrowing capacity under the Credit Facility.
At March 23, 2012, our available borrowing capacity amounted to $1.948 billion and reflected borrowing capacity of $1.658 billion under our Credit Facility and our cash balance of $290 million. We calculated that borrowing capacity by taking $1.750 billion of effective aggregate bank commitments under our Credit Facility and subtracting $1 million of outstanding letters of credit under our Credit Facility and $91 million of outstanding commercial paper. We had no outstanding borrowings under our Credit Facility at the end of the 2012 first quarter.
We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We expect that part of our financing and liquidity needs will continue to be met through commercial paper borrowings and access to long-term committed credit facilities. If conditions in the lodging industry deteriorate, or if disruptions in the commercial paper market take place as they did in the immediate aftermath of both the 2008 worldwide financial crisis and the events of September 11, 2001, we may be unable to place some or all of our commercial paper on a temporary or extended basis and may have to rely more on borrowings under the Credit Facility, which we expect will be adequate to fund our liquidity needs, including repayment of debt obligations, but which may or may not carry a higher cost than commercial paper. Since we continue to have ample flexibility under the Credit Facility’s covenants, we expect that undrawn bank commitments under the Credit Facility will remain available to us even if business conditions were to deteriorate markedly.
Cash and cash equivalents totaled $290 million at March 23, 2012, an increase of $188 million from year-end 2011, reflecting cash inflows associated with the following: net proceeds of approximately $590 million from the issuance of Series K Notes (see the "Contractual Obligations" caption later in this section for more information), operating cash inflows ($125 million), loan collections and sales, net of loan advances ($82 million), and common stock issuances ($30 million). The following cash outflows partially offset these cash inflows: debt repayments ($242 million) primarily commercial paper, capital expenditures ($197 million), purchase of treasury stock ($136 million), dividend payments ($34 million), other financing cash outflows ($10 million), and other investing cash outflows ($20 million).

Our ratio of current assets to current liabilities was roughly 0.5 to 1.0 at the end of the 2012 first quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.

We made capital expenditures of $197 million in the first quarter of 2012 and $62 million in the first quarter of 2011 that included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. Capital expenditures for the twelve week period ended March 23, 2012 increased by $135 million compared to the year ago period, primarily due to the acquisition of land and a building we plan to develop into a hotel. See Footnote No. 14, "Acquisitions and Dispositions" of the Notes to our Financial Statements in this Form 10-Q. The company expects investment spending for the 2012 fiscal year will total approximately $600 million to $800 million, including approximately $100 million for maintenance capital spending. Investment spending will also include other capital expenditures (including property acquisitions), loan advances, contract acquisition costs, and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for the twelve week period ended March 23, 2012.

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

Loan collections and sales, net of loan advances amounted to $82 million in the 2012 first quarter and zero in the 2011 first quarter. In the 2012 first quarter, our notes receivable balance associated with senior, mezzanine, and other loans decreased by $82 million, primarily reflecting collection of a $69 million note receivable for a recoverable guarantee that had been funded.
Spin-off Cash Tax Benefits

We expect that the spin-off we completed in 2011 of our timeshare operations and timeshare development business will result in the realization through 2015 of approximately $400 million to $450 million of cash tax benefits to Marriott, relating to the value of the timeshare business, including $76 million of cash tax benefits already realized in 2011 and approximately $127 million of cash tax benefits we expect to realize in the 2012 fiscal year. We did not realize any cash tax benefits in the 2012 first quarter. For more information on the spin-off, please see Footnote No. 16, "Spin-off" of the Notes to our Financial Statements in this Form 10-Q.
Contractual Obligations
There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2011 Form 10-K, other than those resulting from changes in the amount of outstanding debt, including the note issuance discussed below.
As of the end of the 2012 first quarter, debt had increased by $356 million to $2,527 million compared to $2,171 million at year-end 2011, and reflected the first quarter 2012 issuance of $594 million (book value) of Series K Senior Notes (described more fully below) and other debt (which includes capital leases) increases of $2 million, partially offset by a $240 million decrease in commercial paper. At the end of the 2012 first quarter, future debt payments not including capital leases plus interest totaled $2,949 million and are due as follows: $443 million in 2012; $499 million in 2013; $88 million in 2014; $395 million in 2015; $440 million in 2016; and $1,084 million thereafter.
In the first quarter of 2012, we issued $600 million aggregate principal amount of 3.000 percent Series K Notes due 2019 (the "Notes").We received net proceeds of approximately $590 million from these offerings, after deducting the underwriting discounts and estimated expenses of these offerings. We expect to use the proceeds for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of commercial paper borrowings as they become due. For more information on the Notes, see Footnote No. 10, "Long-term Debt" of the Notes to our Financial Statements in this Form 10-Q.

Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt and reducing our working capital. At the end of the 2012 first quarter, our long-term debt had an average interest rate of 4.9 percent and an average maturity of approximately 5.6 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.95 to 1.0 at the end of the 2012 first quarter.
Guarantee Commitments
There have been no significant changes to our “Guarantee Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2011 Form 10-K, other than those resulting from: (1) changes in the amount of guarantees where we are the primary obligor; and (2) changes in the amount of guarantees where we are secondarily liable.
As of the end of the 2012 first quarter, guarantees where we are the primary obligor had increased by $3 million to $213 million compared to $210 million at year-end 2011, and reflected an $18 million increase in debt service guarantees, partially offset by a $15 million decrease in operating profit guarantees. At the end of the 2012 first quarter, future guarantee commitment expirations are as follows: $20 million in 2012; $47 million in 2013; $36 million in 2014; $24 million in 2015; $20 million in 2016; and $66 million thereafter.
As of the end of the 2012 first quarter, guarantees where we are secondarily liable had increased by $56 million to $314 million compared to $258 million at year-end 2011, and primarily reflected a $69 million increase for an operating profit guarantee, partially offset by a $9 million decrease in guarantees associated with lease obligations and lifecare bonds and a $4 million decrease in guarantees and commitments related to the spin-off of the timeshare business. The $69 million operating profit guarantee for which we became secondarily liable in the 2012 first quarter guarantee was, at year-end 2011, a $69 million guarantee obligation for which we were the primary obligor and had fully funded. During the 2012 first quarter, we were repaid for the $69 million note receivable plus interest for the guarantee fundings. At the end of the 2012 first quarter, future guarantee commitment expirations are as follows: $34 million in 2012; $77 million in 2013; $66 million in 2014; $33 million in 2015; $27 million in 2016; and $77 million thereafter.
Share Repurchases
We purchased 4.2 million shares of our Class A Common Stock during the twelve weeks ended March 23, 2012, at an average price of $36.04 per share. See Part II, Item 2 of this Form 10-Q for more information on our share repurchases. As of March 23, 2012, 36.3 million shares remained available for repurchase under authorizations from our Board of Directors.
Dividends
On February 10, 2012, our board of directors declared a quarterly cash dividend of $0.1000 per share, which was paid on March 30, 2012 to shareholders of record on February 24, 2012.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2011 Form 10-K. Since the date of our 2011 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 30, 2011.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the first quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Economic uncertainty could continue to impact our financial results and growth. Weak economic conditions in parts of the world, particularly in Europe, political instability in some parts of the world, and the uncertainty over the duration of these conditions and the strength of any recovery in other parts of the world that have experienced some improved economic conditions, could continue to have a negative impact on the lodging industry. As a result of such current economic conditions and uncertainty, we continue to experience weakened demand for our hotel rooms in some markets. Recent improvements in demand trends in other markets may not continue, and our future financial results and growth could be further harmed or constrained if the recovery stalls or conditions worsen.
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
The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business. We currently operate or franchise hotels and resorts in 73 countries, and our operations outside the United States represented approximately 14 percent of our revenues in the 2012 first quarter. We expect that the international share of our total revenues will increase in future years. As a result, we are increasingly exposed to a number of challenges and risks associated with doing business outside the United States, including the following, any of which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions or otherwise disrupt our business: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with laws that affect the activities of companies abroad including U.S. and other jurisdictions' anti-corruption laws, currency regulations and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, including in the Middle East, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.
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
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, man-made disasters such as the oil spill in the Gulf of Mexico and, more recently, the aftermath of the earthquake and tsunami in Japan, and the spread of contagious diseases, such as H1N1 Flu, Avian Flu, and SARS, in locations where we own, manage or franchise significant properties, and areas of the world from which we draw a large number of customers could cause a decline in the level of business and leisure travel and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest or civil strife, such as recent events in Egypt, Libya and Bahrain, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits.
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
Our growth strategy depends upon third-party owners/operators, and future arrangements with these third parties may be less favorable. Our growth strategy for development of additional lodging facilities entails entering into and maintaining various arrangements with property owners. The terms of our management agreements, franchise agreements, and leases for each of our lodging facilities are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.
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
Our development activities expose us to project cost, completion, and resale risks. We develop new hotel and residential properties, and previously developed timeshare interval and fractional ownership properties, both directly and through partnerships, joint ventures, and other business structures with third parties. As demonstrated by the 2009 and 2011 impairment charges associated with our former Timeshare business, our ongoing involvement in the development of properties presents a number of risks, including that: (1) continued weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop could become less attractive due to further decreases in demand for residential properties, increases in mortgage rates and/or decreases in mortgage availability, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in further charges; (3) construction delays, cost overruns, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for these projects that are not pursued to completion.
Development activities that involve our co-investment with third parties may result in disputes that could increase project costs, impair project operations, or increase project completion risks. Partnerships, joint ventures, and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create added risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. Although we actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, actions by another investor may present additional risks of project delay, increased project costs, or operational difficulties following project completion. Such disputes may also be more likely in difficult business environments.
Risks associated with development and sale of residential properties that are associated with our lodging properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, through noncontrolling interests and/or licensing fees, in the development and sale of residential properties associated with our brands, including luxury residences and condominiums under our Ritz-Carlton and Marriott brands. Such projects pose further risks beyond those generally associated with our lodging businesses, which may reduce our profits or compromise our brand equity, including the following:

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
An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although Marriott’s Look No Further® Best Rate Guarantee has greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked online keywords such as “Marriott” from Internet search engines such as Google®, Bing® and Yahoo® to steer customers toward their websites (a practice that has been challenged by various trademark owners in federal court). Although Marriott has successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ websites is too large to permit us to eliminate this risk entirely. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from Marriott.com, or through their fees increasing the overall cost of Internet bookings for our hotels.
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
Changes in privacy law could adversely affect our ability to market our products effectively. We rely on a variety of direct marketing techniques, including email marketing, online advertising, and postal mailings. Any further restrictions in laws such as the CANSPAM Act, and various U.S. state laws, or new federal laws on marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of certain products. We also obtain access to potential customers from travel service providers or other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.
Other Risks
Changes in tax and other laws and regulations could reduce our profits or increase our costs. Our businesses are subject to regulation under a wide variety of laws, regulations and policies in jurisdictions around the world. In response to the recent economic crisis and recession, we anticipate that many of the jurisdictions in which we do business will continue to review tax and other revenue raising laws, regulations and policies, and any resulting changes could impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations significantly increase the tax rates on non-U.S. income, our effective tax rate could increase and our profits could be reduced. If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.
The spin-off could result in significant tax liability to us and our shareholders. As discussed in more detail in Footnote No. 16 "Spin-off" of the Notes to our Financial Statements in this Form 10-Q, in 2011 we completed the spin-off of our timeshare operations and timeshare development business. Although we received a private letter ruling from the IRS and an opinion from our tax counsel confirming that the distribution of Marriott Vacations Worldwide Corporation ("MVW") common stock will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss to us or our shareholders (except to the extent of cash received in lieu of fractional shares of MVW common stock), the private letter ruling and opinion that we received are subject to the continuing validity of any assumptions and representations reflected therein. In addition, an opinion from our tax counsel is not binding on the IRS or a court. Moreover, certain future events that may or may not be within our control, including certain extraordinary purchases of our stock or MVW's stock, could cause the distribution not to qualify as tax-free. Accordingly, the IRS could determine that the distribution of the MVW common stock is a taxable transaction and a court could agree with the IRS. If the distribution of the MVW common stock is determined to be taxable for U.S. federal income tax purposes, we and our shareholders who received shares of MVW common stock in the spin-off could incur significant tax liabilities. Under the tax sharing and indemnification agreement that we entered into with MVW, we are entitled to indemnification from MVW for certain taxes and related losses resulting from the failure of the distribution of MVW common stock to qualify as tax-free as a result of (i) any breach by MVW or its subsidiaries of the covenants on the preservation of the tax-free status of the distribution, (ii) certain acquisitions of equity securities or assets of MVW or its subsidiaries, and (iii) any breach by MVW or its subsidiaries of certain representations in the documents submitted to the IRS and the separation documents relating to the spin-off. If, however, the distribution fails to qualify as a tax-free transaction for reasons other than those specified in the indemnification provisions of the tax sharing and indemnification agreement, liability for any resulting taxes related to the distribution will be apportioned between us and MVW based on our relative fair market values.
The spin-off might not produce the cash tax benefits we anticipate. In connection with the spin-off, we completed an internal reorganization, which included transactions that have been structured in a manner that are expected to result, for U.S. federal income tax purposes, in our recognition of built-in losses in properties used in the North American and Luxury segments of the Timeshare division. The recognition of these built-in losses and corresponding tax deductions are expected to generate significant cash tax benefits for us. Although we received a private letter ruling from the IRS and an opinion from our tax counsel confirming that these built-in losses will be recognized and deducted by us, the private letter ruling and opinion that we received are subject to the continuing validity of any assumptions and representations reflected therein. Accordingly, the IRS could determine that the built-in losses should not be recognized or deductions for such losses should be disallowed and a court could agree with the IRS. If we are unable to deduct these losses for U.S. federal income tax purposes, and, instead, the tax basis of the properties that is attributable to the built-in losses is available to MVW and its subsidiaries, MVW has agreed, pursuant to the tax sharing and indemnification agreement, to indemnify us for certain tax benefits that we otherwise would have recognized if we were able to deduct such losses. For more information on the cash tax benefits anticipated, see the "Liquidity and Capital Resources" caption within Part I Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2011 - January 27, 2012	—	$—	—	5.5
January 28, 2012 - February 24, 2012	1.4	34.54	1.4	39.1
February 25, 2012 - March 23, 2012	2.8	36.75	2.8	36.3

(1)
On February 10, 2012, we announced that our Board of Directors increased, by 35 million shares, the authorization to repurchase our Class A Common Stock. As of March 23, 2012, 36.3 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

3.1	Restated Certificate of Incorporation of the Company.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(i) to our Form 8-K filed November 12, 2008 (File No. 001-13881).

4.1	Form of 3.000% Series K Notes No. R-1 Due 2019.	Exhibit No. 4.1 to our Form 8-K filed February 27, 2012 (File No. 001-13881).

4.2	Form of 3.000% Series K Notes No. R-2 Due 2019.	Exhibit No. 4 to our Form 8-K filed March 14, 2012 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the twelve weeks ended March 23, 2012, and March 25, 2011, respectively; (ii) the Condensed Consolidated Statements of Comprehensive Income for the twelve weeks ended March 23, 2012, and March 25, 2011, respectively; (iii) the Condensed Consolidated Balance Sheets at March 23, 2012, and December 30, 2011; and (iv) the Condensed Consolidated Statements of Cash Flows for the twelve weeks ended March 23, 2012, and March 25, 2011, respectively.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
19th day of April, 2012

/s/ Arne M. Sorenson
Arne M. Sorenson
President and Chief Executive Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President and
Chief Financial Officer