Form 10-Q
period 2012-06-15
MARRIOTT INTERNATIONAL INC /MD/
filed 2012-07-12
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 15, 2012
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 322,771,415 shares of Class A Common Stock, par value $0.01 per share, outstanding at June 29, 2012.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
REVENUES
Base management fees	$141	$149	$265	$283
Franchise fees	145	120	271	223
Incentive management fees	56	50	106	92
Owned, leased, corporate housing, and other revenue	264	249	481	473
Timeshare sales and services	—	288	—	564
Cost reimbursements	2,170	2,116	4,205	4,115
	2,776	2,972	5,328	5,750
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	203	220	398	424
Timeshare-direct	—	245	—	470
Reimbursed costs	2,170	2,116	4,205	4,115
General, administrative, and other	160	159	307	318
	2,533	2,740	4,910	5,327
OPERATING INCOME	243	232	418	423
Gains and other income	5	3	7	5
Interest expense	(34)	(37)	(67)	(78)
Interest income	3	3	7	7
Equity in losses	(8)	—	(9)	(4)
INCOME BEFORE INCOME TAXES	209	201	356	353
Provision for income taxes	(66)	(66)	(109)	(117)
NET INCOME	$143	$135	$247	$236
EARNINGS PER SHARE-Basic
Earnings per share	$0.44	$0.38	$0.75	$0.65
EARNINGS PER SHARE-Diluted
Earnings per share	$0.42	$0.37	$0.72	$0.63
CASH DIVIDENDS DECLARED PER SHARE	$0.1300	$0.1000	$0.2300	$0.1875
See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Net income	$143	$135	$247	$236
Other comprehensive income (loss):
Foreign currency translation adjustments	(17)	10	(6)	15
Other derivative instrument adjustments, net of tax	4	(13)	1	(14)
Unrealized gain (loss) on available-for-sale securities, net of tax	(3)	(10)	(1)	(10)
Reclassification of losses	1	—	1	—
Total other comprehensive loss, net of tax	(15)	(13)	(5)	(9)
Comprehensive income	$128	$122	$242	$227

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	June 15, 2012	December 30, 2011
ASSETS
Current assets
Cash and equivalents	$105	$102
Accounts and notes receivable	939	875
Inventory	12	11
Current deferred taxes, net	181	282
Prepaid expenses	48	54
Other	70	—
	1,355	1,324
Property and equipment	1,383	1,168
Intangible assets
Goodwill	874	875
Contract acquisition costs and other	846	846
	1,720	1,721
Equity and cost method investments	223	265
Notes receivable	197	298
Deferred taxes, net	846	873
Other	283	261
	$6,007	$5,910
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$407	$355
Accounts payable	592	548
Accrued payroll and benefits	633	650
Liability for guest loyalty program	508	514
Other	502	491
	2,642	2,558
Long-term debt	2,153	1,816
Liability for guest loyalty program	1,468	1,434
Other long-term liabilities	868	883
Marriott shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	2,464	2,513
Retained earnings	3,335	3,212
Treasury stock, at cost	(6,875)	(6,463)
Accumulated other comprehensive loss	(53)	(48)
	(1,124)	(781)
	$6,007	$5,910

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011
OPERATING ACTIVITIES
Net income	$247	$236
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	67	76
Income taxes	113	74
Timeshare activity, net	—	113
Liability for guest loyalty program	21	35
Restructuring costs, net	—	(4)
Asset impairments and write-offs	4	5
Working capital changes and other	(35)	(54)
Net cash provided by operating activities	417	481
INVESTING ACTIVITIES
Capital expenditures	(257)	(91)
Dispositions	4	—
Loan advances	(2)	(11)
Loan collections and sales	106	88
Equity and cost method investments	(12)	(70)
Contract acquisition costs	(19)	(47)
Other	(39)	(95)
Net cash used in investing activities	(219)	(226)
FINANCING ACTIVITIES
Commercial paper/credit facility, net	147	156
Issuance of long-term debt	590	—
Repayment of long-term debt	(352)	(129)
Issuance of Class A Common Stock	48	62
Dividends paid	(67)	(64)
Purchase of treasury stock	(550)	(668)
Other financing activities	(11)	—
Net cash used in financing activities	(195)	(643)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3	(388)
CASH AND EQUIVALENTS, beginning of period	102	505
CASH AND EQUIVALENTS, end of period	$105	$117
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
On November 21, 2011 ("the spin-off date"), we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock (the "spin-off") of our wholly owned subsidiary Marriott Vacations Worldwide Corporation ("MVW"). Because of our significant continuing involvement in MVW operations after the spin-off (by virtue of license and other agreements between us and MVW), we continue to include the historical financial results before the spin-off date of our former Timeshare segment in our historical financial results as a component of continuing operations. See Footnote No. 16, "Spin-off" of the Notes to our Financial Statements in this Form 10-Q for more information on the spin-off.
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
Our 2012 second quarter ended on June 15, 2012; our 2011 fourth quarter ended on December 30, 2011; and our 2011 second quarter ended on June 17, 2011. In our opinion, our financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 15, 2012, and December 30, 2011, the results of our operations for the twelve and twenty-four weeks ended June 15, 2012, and June 17, 2011, and cash flows for the twenty-four weeks ended June 15, 2012, and June 17, 2011. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.
Restricted Cash
Restricted cash in our Balance Sheets at the end of the 2012 second quarter and year-end 2011 is recorded as $24 million and zero, respectively, in the “Other current assets” line and $19 million and $16 million, respectively, in the “Other long-term assets” line. Restricted cash primarily consists of cash held internationally that we have not repatriated due to statutory, tax and currency risks.

2.	New Accounting Standards
Accounting Standards Update No. 2011-04 – “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)
We adopted ASU No. 2011-04 in the 2012 first quarter which generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The adoption of this update did not have a material impact on our financial statements.
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
Our unrecognized tax benefits of $40 million at the end of the 2012 second quarter remained unchanged from the balance at the end of the 2012 first quarter. For the first half of 2012, we increased unrecognized tax benefits by $1 million from $39 million at year-end 2011 primarily due to new information related to federal and state tax issues. The unrecognized tax benefits balance of $40 million at the end of the 2012 second quarter included $24 million of tax positions that, if recognized, would impact our effective tax rate.
We recorded a net $16 million adjustment in the first half of 2012 to reduce shareholders' equity, primarily as a result of additional MVW spin-off adjustments reducing tax benefits to be recognized on the disposition of the timeshare business.
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

We recorded share-based compensation expense related to award grants of $19 million and $22 million for the twelve weeks ended June 15, 2012 and June 17, 2011, respectively, and $38 million and $43 million for the twenty-four weeks ended June 15, 2012 and June 17, 2011, respectively. Deferred compensation costs related to unvested awards totaled $163 million and $101 million at June 15, 2012 and December 30, 2011, respectively.
RSUs
We granted 2.8 million RSUs during the first half of 2012 to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the date of grant. RSUs granted in the first half of 2012 had a weighted average grant-date fair value of $35.
SARs and Stock Options
We granted 1.1 million SARs to officers, key employees, and directors during the first half of 2012. These SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the date of grant. The weighted average grant-date fair value of SARs granted in the 2012 first half was $12 and the weighted average exercise price was $35.

We granted 0.3 million stock options to officers and key employees during the first half of 2012. These stock options expire ten years after the date of grant and generally vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the date of grant. The weighted average grant-date fair value of stock options granted in the 2012 first half was $12 and the weighted average exercise price was $35.

On the grant date, we use a binomial lattice-based valuation model to estimate the fair value of each SAR and option granted. This valuation model uses a range of possible stock price outcomes over the term of the SAR and option, discounted back to a present value using a risk-free rate. Because of the limitations with closed-form valuation models, such as the Black-Scholes model, we have determined that a more flexible binomial model provides a better estimate of the fair value of our options and SARs because it takes into account employee exercise behavior based on changes in the price of our stock and allows for the use of other dynamic assumptions.

We used the following assumptions to determine the fair value of the SARs and stock options granted during the first half of 2012.

Expected volatility	31%
Dividend yield	1.01%
Risk-free rate	1.9 - 2.0%
Expected term (in years)	8 - 10

In making these assumptions, we base expected volatility on the weighted-average historical stock volatility. We base risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. The dividend yield assumption takes into consideration both historical levels and expectations of future payout. The weighted average expected terms for SARs and options are an output of our valuation model which utilizes historical data in estimating the period of time that the SARs and options are expected to remain unexercised. We calculate the expected terms for SARs and options for separate groups of retirement eligible and non-retirement eligible employees. Our valuation model also uses historical data to estimate exercise behaviors, which includes determining the likelihood that employees will exercise their SARs and options before expiration at a certain multiple of stock price to exercise price.

Other Information

At the end of the 2012 second quarter, we reserved 44 million shares under the Comprehensive Plan, including 21 million shares under the Stock Option Program and the SAR Program.

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

	At June 15, 2012		At Year-End 2011
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$31	$26	$31	$25
Senior, mezzanine, and other loans	197	190	298	252
Restricted cash	19	19	16	16
Marketable securities	54	54	50	50

Total long-term financial assets	$301	$289	$395	$343
Senior Notes	(1,483)	(1,630)	(1,286)	(1,412)
Commercial paper	(478)	(478)	(331)	(331)
Other long-term debt	(133)	(139)	(137)	(137)
Other long-term liabilities	(74)	(74)	(77)	(77)

Total long-term financial liabilities	$(2,168)	$(2,321)	$(1,831)	$(1,957)
We estimate the fair value of our senior, mezzanine, and other loans by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs. We estimate the fair value of our cost method investments by applying a cap rate to stabilized earnings (a market approach using Level 3 inputs). The carrying value of our restricted cash approximates its fair value.
We are required to carry our marketable securities at fair value. We value these securities using directly observable Level 1 inputs. The carrying value of our marketable securities at the end of our 2012 second quarter was $54 million, which included debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs as well as shares of a publicly traded company.
We estimate the fair value of our other long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. At year-end 2011 and the end of the 2012 second quarter, the carrying value of our commercial paper approximated its fair value due to the short maturity. Other long-term liabilities primarily consist of guarantee costs, reserves and deposit liabilities. The carrying values of our guarantee costs, reserves and deposit liabilities approximate their fair values.
See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” of our 2011 Form 10-K for more information.

6.	Earnings Per Share
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
(in millions, except per share amounts)
Computation of Basic Earnings Per Share
Net income	$143	$135	$247	$236
Weighted average shares outstanding	327.9	356.9	330.8	362.0
Basic earnings per share	$0.44	$0.38	$0.75	$0.65
Computation of Diluted Earnings Per Share
Net income	$143	$135	$247	$236
Weighted average shares outstanding	327.9	356.9	330.8	362.0
Effect of dilutive securities
Employee stock option and SARs plans	6.6	9.1	6.7	9.8
Deferred stock incentive plans	0.8	0.9	0.9	0.9
Restricted stock units	2.7	2.5	3.1	3.2
Shares for diluted earnings per share	338.0	369.4	341.5	375.9
Diluted earnings per share	$0.42	$0.37	$0.72	$0.63

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
In accordance with the applicable accounting guidance for calculating earnings per share, we have not included the following stock options and SARs in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended June 15, 2012, 1.0 million options and SARs;

(b)	for the twelve-week period ended June 17, 2011, 1.0 million options and SARs;

(c)	for the twenty-four week period ended June 15, 2012, 1.0 million options and SARs; and

(d)	for the twenty-four week period ended June 17, 2011, 1.0 million options and SARs.

7.	Inventory
Inventory, totaling $12 million as of June 15, 2012 and $11 million as of December 30, 2011, primarily consists of hotel operating supplies for the limited number of properties we own or lease.

8.	Property and Equipment
We show the composition of our property and equipment balances in the following table:

($ in millions)	June 15, 2012	December 30, 2011
Land	$552	$454
Buildings and leasehold improvements	679	667
Furniture and equipment	824	810
Construction in progress	288	164
	2,343	2,095
Accumulated depreciation	(960)	(927)
	$1,383	$1,168

In the following table, we show the composition of our assets recorded under capital leases, which we have included in our property and equipment total balances in the preceding table:

($ in millions)	June 15, 2012	December 30, 2011
Land	$29	$30
Buildings and leasehold improvements	136	128
Furniture and equipment	36	34
Construction in progress	2	3
	203	195
Accumulated depreciation	(78)	(76)
	$125	$119

9.	Notes Receivable
We show the composition of our notes receivable balances (net of reserves and unamortized discounts) in the following table:

($ in millions)	June 15, 2012	December 30, 2011
Senior, mezzanine, and other loans	$275	$382
Less current portion	(78)	(84)
	$197	$298
We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in our Balance Sheets. We show the composition of our long-term notes receivable balances (net of reserves and unamortized discounts) in the following table:

($ in millions)	June 15, 2012	December 30, 2011
Loans to equity method investees	$—	$2
Other notes receivable	197	296
	$197	$298

The following tables show future principal payments (net of reserves and unamortized discounts) as well as interest rates, and unamortized discounts for our notes receivable.
Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates

($ in millions)	Amount
2012	$49
2013	57
2014	44
2015	55
2016	—
Thereafter	70
Balance at June 15, 2012	$275
Weighted average interest rate at June 15, 2012	4.9%
Range of stated interest rates at June 15, 2012	0 to 12.7%

Notes Receivable Unamortized Discounts

($ in millions)	Total
Balance at year-end 2011	$12
Balance at June 15, 2012	$13

At the end of the 2012 second quarter, our recorded investment in impaired “Senior, mezzanine, and other loans” was $102 million. We had an $88 million notes receivable reserve representing an allowance for credit losses, leaving $14 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2011, our recorded investment in impaired “Senior, mezzanine, and other loans” was $96 million, and we had a $78 million notes receivable reserve representing an allowance for credit losses, leaving $18 million of our investment in impaired loans, for which we had no related allowance for credit losses. During the 2012 first half and full fiscal year 2011, our average investment in impaired “Senior, mezzanine, and other loans” totaled $99 million and $89 million, respectively.
The following table summarizes the activity related to our “Senior, mezzanine, and other loans” notes receivable reserve for the first half of 2012:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2011	$78
Additions	2
Reversals	(1)
Write-offs	(1)
Transfers and other	10
Balance at June 15, 2012	$88
At the end of the 2012 second quarter, past due senior, mezzanine, and other loans totaled $7 million.

10.	Long-term Debt
We provide detail on our long-term debt balances in the following table:

($ in millions)	June 15, 2012	December 30, 2011
Senior Notes:
Series F, matured June 15, 2012	$—	$348
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.51%)(1)	308	307
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.27%)(1)	289	289
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.42%)(1)	292	291
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013 (effective interest rate of 5.68%)(1)	399	399
Series K, interest rate of 3.000%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.08%)(1)	594	—
Commercial paper, average interest rate of 0.4386% at June 15, 2012	478	331
$1,750 Credit Facility	—	—
Other	200	206
	2,560	2,171
Less current portion	(407)	(355)
	$2,153	$1,816

(1)	Face amount and effective interest rate are as of June 15, 2012.
All of our long-term debt was, and to the extent currently outstanding is, recourse to us but unsecured. Other debt in the preceding table includes capital leases, among other items.
In the first quarter of 2012, we issued $600 million aggregate principal amount of 3.000 percent Series K Notes due 2019 (the "Notes"), completed in two offerings: (1) $400 million aggregate principal amount which closed on February 27, 2012 and (2) $200 million aggregate principal amount which closed on March 14, 2012. We received total net proceeds of approximately $590 million from these offerings, after deducting underwriting discounts and estimated expenses. We expect to use the proceeds for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of commercial paper borrowings as they become due.
We will pay interest on the Notes on March 1 and September 1 of each year, commencing on September 1, 2012. The Notes will mature on March 1, 2019, and we may redeem them, in whole or in part, at our option, under the terms provided in the form of Note. We issued the Notes under an indenture dated as of November 16, 1998 with The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee.
At end of the second quarter of 2012, we made a $356 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series F Senior Notes.

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
We show future principal payments (net of unamortized discounts) and unamortized discounts for our debt in the following tables:
Debt Principal Payments (net of unamortized discounts)

($ in millions)	Amount
2012	$4
2013	408
2014	59
2015	315
2016	775
Thereafter	999
Balance at June 15, 2012	$2,560
Unamortized Debt Discounts

($ in millions)	Amount
Balance at year-end 2011	$12
Balance at June 15, 2012	$17
We paid cash for interest, net of amounts capitalized, of $44 million in the first half of 2012 and $65 million in the first half of 2011.

11.	Capital Structure

The following table details changes in shareholders’ equity.

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
333.0	Balance at year-end 2011	$(781)	$5	$2,513	$3,212	$(6,463)	$(48)
—	Net income	247	—	—	247	—	—
—	Other comprehensive loss	(5)	—	—	—	—	(5)
—	Cash dividends ($0.2300 per share)	(76)	—	—	(76)	—	—
4.4	Employee stock plan issuance	57	—	(33)	(48)	138	—
(14.7)	Purchase of treasury stock	(550)	—	—	—	(550)	—
—	Spin-off of MVW adjustment	(16)	—	(16)	—	—	—
322.7	Balance at June 15, 2012	$(1,124)	$5	$2,464	$3,335	$(6,875)	$(53)

12.	Contingencies
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
We show the maximum potential amount of future fundings and the carrying amount of the liability for guarantees at June 15, 2012 for which we are the primary obligor in the following table.

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Guarantees
Debt service	$107	$10
Operating profit	102	43
Other	15	3
Total guarantees where we are the primary obligor	$224	$56

We included our liability for guarantees at June 15, 2012 for which we are the primary obligor in our Balance Sheet as follows: $9 million in the “Other current liabilities” and $47 million in the “Other long-term liabilities.”
Our guarantees listed in the preceding table include $34 million of debt service guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
The guarantees in the preceding table do not include the following:

•
$154 million of guarantees related to Senior Living Services lease obligations of $118 million (expiring in 2018) and lifecare bonds of $36 million (estimated to expire in 2016), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $6 million of the lifecare bonds; Health Care Property Investors, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $29 million of the lifecare bonds, and Five Star Senior Living is the primary obligor on the remaining $1 million of lifecare bonds.

Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability associated with these guarantees had a carrying value of $3 million at June 15, 2012. In 2011 Sunrise provided us $3 million cash collateral to cover potential exposure under the existing lease and bond obligations for 2012 and 2013. In conjunction with our consent of the extension in 2011 of certain lease obligations for an additional five-year term until 2018, Sunrise provided us an additional $1 million cash collateral and an $85 million letter of credit issued by Key Bank to secure our exposure under the lease guarantees for the continuing leases during the extension term and certain other obligations of Sunrise. During the extension term, Sunrise agreed to make an annual payment to us with respect to the cash flow of the continuing lease facilities, subject to a $1 million annual minimum.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $40 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $5 million (€4 million) of which remained at June 15, 2012. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
Certain guarantees and commitments relating to the timeshare business, which were outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. These MVW payment obligations, for which we currently have a total exposure of $32 million, relate to a project completion guarantee, various letters of credit, and several guarantees. MVW has indemnified us for these obligations. Most of the obligations expire in 2012, 2013, and 2014, except for one guarantee in the amount of $20 million (Singapore Dollars 26 million) that expires in 2022. We have not funded any amounts under these obligations, and do not expect to do so in the future. Our liability for these obligations had a carrying value of $2 million at June 15, 2012. See Footnote No. 16 "Spin-off" of the Notes to our Financial Statements in this Form 10-Q for more information on the spin-off of our timeshare operations and timeshare development business.

•
A recoverable $69 million operating profit guarantee, originally entered into in 2000, for which we became secondarily liable in the 2012 first quarter upon the restructuring of agreements for certain Ritz-Carlton properties. The operating profit guarantee for which we became secondarily liable in the 2012 first quarter obligates us to fund up to $69 million and was, at year-end 2011, a $69 million guarantee obligation for which we were the primary obligor and had fully funded. During the 2012 first quarter, we were repaid for the $69 million note receivable plus interest for the guarantee fundings. In the 2012 first quarter, we entered into an agreement with an entity with a net worth of approximately $1 billion (the "Entity"), whereby the Entity agreed to immediately reimburse us for any fundings under the operating profit guarantee. The Entity is obligated to maintain certain liquidity and net worth covenants in support of this obligation to us. Most of this operating profit guarantee and corresponding Entity guarantee to us will expire in 2014 with a final expiration in 2016.

•
A project completion guarantee that we provided to a lender for a joint venture project with an estimated aggregate total cost of $495 million (Canadian $510 million). The associated joint venture will satisfy payments for cost overruns for this project through contributions from the partners or from borrowings, and we are liable on a several basis with our partners in an amount equal to our 20 percent pro rata ownership in the joint venture. In 2010, our partners executed documents indemnifying us for any payments that may be required for this guarantee obligation. Our liability associated with this project completion guarantee had a carrying value of $3 million at June 15, 2012.

•	A guarantee related to a lease, originally entered into in 2000, for which we became secondarily liable in the 2012 second quarter as a result of the sale of the ExecuStay corporate housing business to Oakwood. Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at the end of the 2012 second quarter for this guarantee is $11 million in future rent payments if the lease is terminated through 2013 and will be reduced to $6 million if the lease is terminated from 2014 through the end of the lease in 2019. Our liability associated with this guarantee had a carrying value of $1 million at June 15, 2012.
In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments and Letters of Credit
In addition to the guarantees noted in the preceding paragraphs, as of June 15, 2012, we had the following commitments outstanding:

•
A commitment to invest up to $7 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund this commitment within two years.

•
A commitment to invest up to $24 million of equity for noncontrolling interests in partnerships that plan to develop limited-service properties. We expect to fund $21 million of this commitment within two years. We do not expect to fund the remaining $3 million of this commitment.

•	Several commitments aggregating $32 million with no expiration date and which we do not expect to fund.

•
A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property that we expect to fund within two years, as follows: $9 million in 2012 and $2 million in 2013.

•
$3 million of loan commitments that we have extended to owners of lodging properties. We do not expect to fund these commitments, $2 million of which will expire within three years and $1 million will expire after five years.

•
We have a right and under certain circumstances an obligation to acquire our joint venture partner’s remaining 50 percent interest in two joint ventures over the next nine years at a price based on the performance of the ventures. We made a $12 million (€9 million) deposit in conjunction with this contingent obligation in 2011, a $4 million (€3 million) deposit in the second quarter of 2012, and the final deposit of $4 million (€3 million) after the second quarter of 2012. The deposits are refundable to the extent we do not acquire our joint venture partner’s remaining interests.

•
We have a right and under certain circumstances an obligation to acquire the landlord’s interest in the real estate property and attached assets of a hotel that we lease for approximately $56 million (€45 million) during the next two years.

•
Various commitments for the purchase of information technology hardware, software, and maintenance services in the normal course of business totaling $74 million. We expect to fund these commitments within three years as follows: $23 million in 2012, $48 million in 2013, and $3 million in 2014.

At June 15, 2012, we had $64 million of letters of credit outstanding ($63 million outside the Credit Facility and approximately $1 million under our Credit Facility), the majority of which related to our self-insurance programs. Surety bonds issued as of June 15, 2012, totaled $110 million, the majority of which federal, state and local governments requested in connection with our lodging operations and self-insurance programs.

Legal Proceedings
On January 19, 2010, several former Marriott employees (the "plaintiffs") filed a putative class action complaint against us and the Stock Plan (the "defendants"), alleging that certain equity awards of deferred bonus stock granted to the plaintiffs and other current and former employees for fiscal years 1963 through 1989 are subject to vesting requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), that are in certain circumstances more rapid than those set forth in the awards, various other purported ERISA violations, and various breaches of contract in connection with the awards. The plaintiffs seek damages, class attorneys' fees and interest, with no amounts specified. The action is proceeding in the United States District Court for the District of Maryland (Greenbelt Division) and Robert J. England, Dennis Walter Bond Sr. and Michael P. Steigman are the current named plaintiffs. The parties currently are engaged in limited discovery concerning the issues of statute of limitations and class certification. We anticipate filing a motion for summary judgment in the fall of 2012. We and the Stock Plan have denied all liability, and while we intend to vigorously defend against the claims being made by the plaintiffs, we can give you no assurance about the outcome of this lawsuit. We currently cannot estimate the range of any possible loss to the Company because an amount of damages is not claimed, there is uncertainty as to whether a class will be certified and if so as to the size of the class, and the possibility of our prevailing on our statute of limitations defense may significantly limit any claims for damages.
In March 2012, the Korea Fair Trade Commission ("KFTC") obtained documents from two of our managed hotels in Seoul, Korea in connection with an investigation which we believe is focused on pricing of hotel services within the Seoul region. We understand that the KFTC also has sought documents from approximately ten other hotels in the Seoul region that we do not operate, own or franchise. We have not yet received a complaint or other legal process. We are cooperating with this investigation.

13.	Business Segments
We are a diversified lodging company with operations in four business segments:

•
North American Full-Service Lodging, which includes the Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott, Renaissance Hotels, Renaissance ClubSport, and Autograph Collection properties located in the United States and Canada;

•
North American Limited-Service Lodging, which includes the Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, and TownePlace Suites properties located in the United States and Canada, and, before its sale in the 2012 second quarter, our Marriott ExecuStay corporate housing business;

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

In addition, before the spin-off, our former Timeshare segment consisted of the timeshare operations and timeshare development business that we transferred to MVW in conjunction with the spin-off. Our former Timeshare segment's historical financial results for periods before the spin-off date continue to be included in our historical financial results as a component of continuing operations as reflected in the tables that follow. See Footnote No. 16, "Spin-off" for more information on the spin-off.

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
Revenues

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
North American Full-Service Segment	$1,373	$1,305	$2,674	$2,556
North American Limited-Service Segment	591	564	1,123	1,066
International Segment	306	301	577	567
Luxury Segment	428	391	827	776
Former Timeshare Segment	—	390	—	748
Total segment revenues	2,698	2,951	5,201	5,713
Other unallocated corporate	78	21	127	37
	$2,776	$2,972	$5,328	$5,750
Net Income (Loss)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
North American Full-Service Segment	$110	$89	$199	$167
North American Limited-Service Segment	106	98	190	170
International Segment	46	45	81	81
Luxury Segment	25	20	46	38
Former Timeshare Segment	—	29	—	64
Total segment financial results	287	281	516	520
Other unallocated corporate	(47)	(58)	(100)	(120)
Interest expense and interest income (1)	(31)	(22)	(60)	(47)
Income taxes	(66)	(66)	(109)	(117)
	$143	$135	$247	$236

(1)
Of the $37 million and $78 million of interest expense shown on the Income Statement for the twelve and twenty-four weeks ended June 17, 2011, respectively, we allocated $12 million and $24 million, respectively, to our former Timeshare Segment.

Equity in Losses of Equity Method Investees

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
North American Full-Service Segment	$1	$1	$1	$—
North American Limited-Service Segment	1	1	1	(1)
International Segment	2	(1)	2	(1)
Luxury Segment	(10)	(1)	(11)	(2)
Total segment equity in losses	$(6)	$—	$(7)	$(4)
Other unallocated corporate	(2)	—	(2)	—
	$(8)	$—	$(9)	$(4)

Assets

	At Period End
($ in millions)	June 15, 2012	December 30, 2011
North American Full-Service Segment	$1,255	$1,241
North American Limited-Service Segment	527	497
International Segment	1,024	1,026
Luxury Segment	1,043	931
Total segment assets	3,849	3,695
Other unallocated corporate	2,158	2,215
	$6,007	$5,910

14.	Acquisitions and Dispositions

2012 Planned and Completed Acquisitions

In the first quarter of 2012, we acquired land and a building we plan to develop into a hotel for $160 million in cash. In conjunction with this acquisition, we had also made a cash deposit of $6 million late in 2011.

In the second quarter of 2012, we entered into a definitive agreement with Gaylord Entertainment Company ("Gaylord Entertainment") to acquire the Gaylord brand and hotel management company for $210 million. The transaction, which we expect will close by October 2012, remains subject to the approval of Gaylord Entertainment’s conversion into a real estate investment trust by its shareholders, lender consent to amendments to Gaylord Entertainment’s credit facility, and other customary closing conditions. After the transaction closes, Gaylord Entertainment will continue to own the existing Gaylord hotels and we will assume management of these properties under the Gaylord Hotel brand subject to long-term management agreements. We expect the transaction will add four hotels and nearly 8,000 rooms to our North American full-service portfolio.

2012 Completed Dispositions

After the 2012 second quarter, we completed the sale of an equity interest in a North American Limited-Service joint venture (formerly two joint ventures which were merged before the sale). As part of the transaction we also amended certain provisions of the management agreements for the underlying hotel portfolio. As a result, we received cash proceeds of approximately $90 million, and we expect to recognize deferred base fee revenue totaling $5 million and a gain of approximately $40 million in the 2012 third quarter. A portion of this gain represents recognition of the remaining gain we deferred in 2005 due to contingencies in the original transaction documents associated with one of the joint ventures, as these contingencies expired with this sale.

In the 2012 second quarter, we completed the sale of our ExecuStay corporate housing business. Neither the sales price nor the gain we recognized was material to our results of operations and cash flows. The revenues, results of operations, assets, and liabilities of our ExecuStay business also were not material to the Company's financial position, results of operations or cash flows for any of the periods presented, and accordingly we have not reflected ExecuStay as a discontinued operation.

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
In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” of our Annual Report on Form 10-K for 2007, under the caption “2005 Acquisitions,” we manage hotels on behalf of tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At June 15, 2012, we managed seven hotels on behalf of three tenant entities. The entities have minimal equity and minimal assets comprised of hotel working capital and furniture, fixtures, and equipment. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from its guarantees fully in connection with four of these properties and partially in connection with the other three properties. As of year-end 2011, the trust account had been fully depleted. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not have: (1) the power to direct the activities that most significantly impact the entities' economic performance or (2) the obligation to absorb losses of the entities or the right to receive benefits from the entities that could potentially be significant. We are liable for rent payments for four of the seven hotels if there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these hotels totaled approximately $16 million at the end of the 2012 second quarter. In addition, as of the end of the 2012 second quarter we are liable for rent payments of up to an aggregate cap of $11 million for the three other hotels if there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

16.	Spin-off
On November 21, 2011, we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our wholly owned subsidiary MVW.
As a result of the spin-off, MVW is an independent company whose common shares are listed on the New York Stock Exchange under the symbol "VAC." We do not beneficially own any shares of MVW common stock and do not consolidate MVW's financial results for periods after the spin-off date as part of our financial reporting. However, because of our significant continuing involvement in MVW operations after the spin-off (by virtue of the license and other agreements between us and MVW), our former Timeshare segment's historical financial results for periods before the spin-off date continue to be included in Marriott's historical financial results as a component of continuing operations.
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

BUSINESS AND OVERVIEW

Lodging Business

Our lodging business model primarily involves managing and franchising hotels, rather than owning them. At June 15, 2012, we operated 43 percent of the hotel rooms in our worldwide system under management agreements, our franchisees operated 54 percent under franchise agreements, we owned or leased 2 percent, and unconsolidated joint ventures that we have an interest in, operated or franchised 1 percent.

Our emphasis on long-term management contracts and franchising tends to provide more stable earnings in periods of economic softness, while the addition of new hotels to our system generates growth, typically with little or no investment by the company. This strategy has allowed substantial growth while minimizing financial leverage and risk in a cyclical industry. In addition, we believe we increase our financial flexibility by reducing our capital investments and adopting a strategy of recycling the investments that we make.

We earn base management fees and in some cases incentive management fees from the hotels that we manage, and we earn franchise fees on the hotels that others operate under franchise agreements with us. Base fees are typically a percentage of property-level revenue while incentive fees are typically a percentage of net house profit adjusted for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less non-controllable expenses such as insurance, real estate taxes, capital spending reserves, and the like.

We remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control our costs. Our brands remain strong as a result of skilled management teams, dedicated associates, superior customer service with an emphasis on guest and associate satisfaction, significant distribution, our Marriott Rewards and The Ritz-Carlton Rewards loyalty programs, a multichannel reservations system, and desirable property amenities. We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We address through various means hotels in the system that do not meet standards. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use website, Marriott.com, through functionality and service improvements, and we expect to continue capturing an increasing proportion of property-level reservations via this cost-efficient channel.

Our profitability, as well as that of owners and franchisees, has benefited from our approach to property-level and above-property productivity. Properties in our system continue to maintain very tight cost controls. We also control above-property costs, some of which we allocate to hotels, by remaining focused on systems, processing, and support areas.

Lodging Performance Measures

We consider Revenue per Available Room ("RevPAR"), which we calculate by dividing room sales for comparable properties by room nights available to guests for the period, to be a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues. References to RevPAR throughout this report are in constant dollars, unless otherwise noted. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.

We also consider company-operated house profit margin, which is the ratio of property-level gross operating profit (also known as house profit) to total property-level revenue, to be a meaningful indicator of our performance because this ratio measures our overall ability as the operator to produce property-level profits by generating sales and controlling the operating expenses over which we have the most direct control. House profit includes room, food and beverage, and other revenue and the related expenses including payroll and benefits expenses, as well as repairs and maintenance, utility, general and administrative, and sales and marketing expenses. House profit does not include the impact of management fees, furniture, fixtures and equipment replacement reserves, insurance, taxes, or other fixed expenses.

Lodging Results
Conditions for our lodging business continued to improve in the first half of 2012, reflecting generally low supply growth, a favorable economic climate in many markets around the world, the impact of operating efficiencies across our company, and a year-over-year increase in the number of hotels. During this period, most markets in North and South America and Mexico experienced strong demand. However, some markets, particularly the greater Washington D.C. market, still continue to have weak demand. In the greater Washington, D.C. market, government spending restrictions and a short congressional calendar continued to reduce lodging demand, especially impacting the surrounding suburban markets. Economic growth in Europe was moderate during the first half of 2012; reflecting strong demand in most international gateway cities, but weaker demand in markets dependent on more regional demand. Demand was also weak in Germany, Switzerland and Austria. RevPAR and occupancy rates at properties in the Middle East improved in the 2012 second quarter benefiting from favorable comparisons with the prior year as political unrest in that region subsided somewhat in the 2012 second quarter. RevPAR in the Asia Pacific region continued to be strong in the 2012 first half particularly for properties in Thailand, China, and Japan; however, demand in the 2012 second quarter moderated slightly as compared to the 2012 first quarter.

In the second quarter of 2012, as compared to the year ago quarter, worldwide average daily rates increased 4.1 percent on a constant dollar basis to $140.65 for comparable systemwide properties, with RevPAR increasing 6.7 percent to $104.01 and occupancy increasing 1.8 percentage points to 74.0 percent. For the first half of 2012, as compared to the first half of 2011, worldwide average daily rates increased 3.9 percent on a constant dollar basis to $137.55 for comparable systemwide properties, with RevPAR increasing 6.7 percent to $96.52 and occupancy increasing 1.9 percentage points to 70.2 percent.

We monitor market conditions and carefully price our rooms daily to meet individual hotel demand levels. We modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms continued to improve in most markets in the first half of 2012, which allowed us to reduce discounting and special offers for transient business. This mix improvement benefited average daily rates.

The hotels in our system serve both transient and group customers. Overall, business transient and leisure transient demand was strong in the first and second quarters of 2012, although retail business transient occupancy was down a bit in the second quarter of 2012 compared to the 2012 first quarter, largely due to displacement during periods of increased group and negotiated corporate (or special corporate) occupancy. Group demand continued to strengthen in the first half of 2012 and the group revenue booking pace for comparable North American Marriott Hotels & Resorts properties for the remainder of 2012 is up approximately 10 percent year over year. For 2013, group revenue booking pace is up 8 percent compared to only one percent a year ago. Typically, two-thirds of group business is booked before the year of arrival and one-third is booked in the year of arrival. During an economic recovery, group pricing tends to lag transient pricing due to the significant lead times for group bookings. Group business booked in earlier periods at lower rates continues to roll off, and with improving group demand, is being replaced with bookings reflecting generally higher rates. In the first half of 2012, group customers spent more on their meetings and property-level food and beverage volumes improved. Additionally, we saw an increase in short-term bookings for both large and small groups during the first half of 2012, and attendance at meetings frequently exceeded initial projections.

Lodging System Growth and Pipeline

During the first half of 2012, we added 8,292 rooms (gross) to our system. Approximately 47 percent of new rooms were located outside the United States and 27 percent of the room additions were conversions from competitor brands. We currently have approximately 115,000 rooms in our lodging development pipeline not including the nearly 8,000 rooms from our planned acquisition of the Gaylord brand and hotel management company. For the full 2012 fiscal year, we expect to add 20,000 to 25,000 rooms (gross) to our system, not including nearly 8,000 rooms from the Gaylord transaction. We expect approximately 9,000 rooms to exit the system for the 2012 full fiscal year, largely due to financial and quality issues. The figures in this paragraph do not include residential, timeshare, or ExecuStay units.

Lodging Transactions
In the second quarter of 2012, we entered into a definitive agreement with Gaylord Entertainment Company ("Gaylord Entertainment") to acquire the Gaylord brand and hotel management company for $210 million. The transaction, which we expect will close by October 2012, remains subject to the approval of Gaylord Entertainment's conversion into a real estate investment trust by its shareholders, lender consent to amendments to Gaylord Entertainment's credit facility, and other customary closing conditions. After the transaction closes, Gaylord Entertainment will continue to own the existing Gaylord hotels and we will assume management of these properties under the Gaylord Hotel brand subject to long-term management agreements. We expect the transaction will add four hotels and nearly 8,000 rooms to our North American full-service portfolio.
Also in the 2012 second quarter, we completed the sale of our ExecuStay corporate housing business. Neither the sales price nor the gain we recognized was material to our results of operations and cash flows. The revenues, results of operations, assets, and liabilities of our ExecuStay business also were not material to our financial position, results of operations or cash flows for any of the periods presented, and accordingly we have not reflected ExecuStay as a discontinued operation.
After the 2012 second quarter, we completed the sale of an equity interest in a North American Limited-Service joint venture (formerly two joint ventures which were merged before the sale). As part of the transaction, we also amended certain provisions of the management agreements for the underlying hotel portfolio. As a result, we received cash proceeds of approximately $90 million, and we expect to recognize deferred base fee revenue totaling $5 million and a gain of approximately $40 million in the 2012 third quarter. A portion of this gain represents recognition of the remaining gain we deferred in 2005 due to contingencies in the original transaction documents associated with one of the joint ventures, as those contingencies expired with this sale.

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

Because of our significant continuing involvement in MVW operations after the spin-off (by virtue of the license and other agreements between us and MVW), we continue to include the historical financial results before the spin-off of our former Timeshare segment in our historical financial results as a component of continuing operations. Please see Footnote No. 16, “Spin-off,” and “Part II, Item 1A – Risk Factors; Other Risks” for more information.

CONSOLIDATED RESULTS
As noted in the preceding "Business and Overview" section, we completed the spin-off of our timeshare operations and timeshare development business in late 2011. Accordingly, we no longer have a Timeshare segment and instead now earn license fees that we do not allocate to any of our segments and include in "other unallocated corporate." The following table details the components of our former Timeshare segment revenues and results for the twelve and twenty-four weeks ended June 17, 2011 and also shows the components of revenues we received from MVW for the twelve and twenty-four weeks ended June 15, 2012.

	Twelve Weeks Ended			Twenty-Four Weeks Ended
($ in millions)	June 15, 2012	June 17, 2011	Change 2012/2011	June 15, 2012	June 17, 2011	Change 2012/2011
Former Timeshare segment revenues
Base fee revenue	$—	$13		$—	$26
Total sales and services revenue	—	288		—	564
Cost reimbursements	—	89		—	158
Former Timeshare segment revenues	—	390	$(390)	—	748	$(748)

Other unallocated corporate revenues from MVW
Franchise fee revenue	$14	$—		$27	$—
Cost reimbursements	41	—		60	—
Revenues from MVW	55	—	55	87	—	87

Total revenue impact	$55	$390	$(335)	$87	$748	$(661)

Former Timeshare segment results operating income impact
Base fee revenue	$—	$13		$—	$26
Timeshare sales and services, net	—	43		—	94
General, administrative, and other expense	—	(16)		—	(33)
Former Timeshare segment results operating income impact [1]	—	40	$(40)	—	87	$(87)

Timeshare spin-off costs [2]	—	(3)	3	—	(4)	4

Other Unallocated corporate operating income impact from MVW
Franchise fee revenue	14	—	14	27	—	27

Total operating income impact	14	37	(23)	27	83	(56)
Gains and other income [1]	—	1	(1)	—	1	(1)
Interest expense [1]	—	(12)	12	—	(24)	24
Income before income taxes impact	$14	$26	$(12)	$27	$60	$(33)
1 Segment results for our former Timeshare segment for the twelve and twenty-four weeks ended June 17, 2011 of $29 million and $64 million, respectively, include interest expense allocated to our former Timeshare segment of $12 million and $24 million, respectively and gains and other income allocated to our former Timeshare segment of $1 million for both the twelve and twenty-four weeks ended June 17, 2011.
2 Costs incurred to spin-off our former Timeshare segment were recorded in the "General, administrative, and other expenses" caption of our Income Statement for the twelve and twenty-four weeks ended June 17, 2011 and we did not allocate those spin-off costs to our former Timeshare segment.
The following discussion presents an analysis of results of our operations for the twelve and twenty-four weeks ended June 15, 2012, compared to the twelve and twenty-four weeks ended June 17, 2011. The results for the first half of 2011 include the results of the former Timeshare segment.
Revenues
Twelve Weeks. Revenues decreased by $196 million (7 percent) to $2,776 million in the second quarter of

2012 from $2,972 million in the second quarter of 2011. As detailed in the preceding table, the spin-off contributed to a net $335 million decrease in revenues that was partially offset by a $139 million increase in revenues in our lodging business.

The $139 million increase in revenues for our lodging business was a result of: higher cost reimbursements revenue ($102 million), higher owned, leased, corporate housing, and other revenue ($15 million), higher franchise fees ($11 million), higher incentive management fees ($6 million (comprised of a $3 million increase for North America and a $3 million increase outside of North America)), and higher base management fees ($5 million).
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer, but also includes reimbursements for other costs, such as those associated with our Marriott Rewards and Ritz-Carlton Rewards programs. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. We also receive cost reimbursements revenue from MVW for reimbursement of certain costs incurred in conjunction with transition services agreements and participation in our rewards program. The $54 million increase in total cost reimbursements revenue, to $2,170 million in the 2012 second quarter from $2,116 million in the 2011 second quarter, reflected a $102 million increase (allocated across our lodging business) as a result of the impact of higher property-level demand and growth across the system, partially offset by a net $48 million decline in timeshare-related cost reimbursements due to the spin-off. Since the end of the 2011 second quarter, our managed rooms decreased by 1,075 rooms net of hotels added to our system, primarily due to conversions to franchised rooms. We added 12,680 franchised rooms to our system, net of hotels exiting the system, since the end of the 2011 second quarter.
The decrease in total base management fees, to $141 million in the 2012 second quarter from $149 million in the 2011 second quarter, primarily reflected a decline of $13 million in former Timeshare segment base management fees due to the spin-off, partially offset by a net increase of $5 million across our lodging business primarily as a result of stronger RevPAR. The increase in total franchise fees, to $145 million in the 2012 second quarter from $120 million in the 2011 second quarter, primarily reflected an increase of $14 million in MVW license fees due to the spin-off and an increase of $11 million across our lodging business as a result of stronger RevPAR and, to a lesser extent, the impact of unit growth across the system. The increase in incentive management fees from $50 million in the second quarter of 2011 to $56 million in the second quarter of 2012 primarily reflected higher net property-level income resulting from higher property-level revenue. The increase also reflected continued property-level cost controls and, to a lesser extent, new unit growth in international markets.
The increase in owned, leased, corporate housing, and other revenue, to $264 million in the 2012 second quarter, from $249 million in the 2011 second quarter, primarily reflected $12 million of higher hotel agreement termination fees, $9 million of higher branding fees, and $1 million of higher owned and leased revenue, partially offset by $7 million of lower corporate housing revenue due to the sale of the ExecuStay corporate housing business in the 2012 second quarter. The increase in owned and leased revenue primarily reflected $8 million of higher revenue at our leased property in Japan, benefiting from favorable comparisons with 2011 as a result of very weak demand due to the earthquake and tsunami as well as a $2 million business interruption payment received in the 2012 second quarter from a utility company, partially offset by $6 million of lower revenue at a property that converted from leased to managed at year-end 2011. Combined branding fees associated with card endorsements and the sale of branded residential real estate by others totaled $27 million and $18 million for the 2012 and 2011 second quarters, respectively.

Twenty-four Weeks. Revenues decreased by $422 million (7 percent) to $5,328 million in the first half of 2012 from $5,750 million in the first half of 2011. As detailed in the preceding table, the spin-off contributed to a net $661 million decrease in revenues that was partially offset by a $239 million increase in revenues in our lodging business.

The $239 million increase in revenues for our lodging business was a result of: higher cost reimbursements revenue ($188 million), higher franchise fees ($21 million), higher incentive management fees ($14 million (comprised of a $6 million increase for North America and an $8 million increase outside of North America)), higher base management fees ($8 million), and higher owned, leased, corporate housing, and other revenue ($8 million).
The $90 million increase in total cost reimbursements revenue, to $4,205 million in the first half of 2012 from $4,115 million in the first half of 2011, reflected a $188 million increase (allocated across our lodging business) as a result of the impact of higher property-level demand and growth across the system, partially offset by a net $98 million decline in timeshare-related cost reimbursements due to the spin-off.
The decrease in total base management fees, to $265 million in the first half of 2012 from $283 million in the first half of 2011, primarily reflected a decline of $26 million in former Timeshare segment base management fees due to the spin-off, partially offset by a net increase of $8 million across our lodging business primarily as a result of stronger RevPAR. The net increase of $8 million included the unfavorable impact of $3 million of fee reversals in the first half of 2012 for two properties to reflect contract revisions. The increase in total franchise fees, to $271 million in the first half of 2012 from $223 million in the first half of 2011, primarily reflected an increase of $27 million in MVW license fees due to the spin-off and an increase of $21 million across our lodging business as a result of stronger RevPAR and, to a lesser extent, the impact of unit growth across the system. The increase in incentive management fees from $92 million in the first half of 2011 to $106 million in the first half of 2012 primarily reflected higher net property-level income resulting from higher property-level revenue. The increase also reflected continued property-level cost controls and, to a lesser extent, new unit growth in international markets.
The increase in owned, leased, corporate housing, and other revenue, to $481 million in the first half of 2012, from $473 million in the first half of 2011, primarily reflected $9 million of higher branding fees and $6 million of higher hotel agreement termination fees, partially offset by $6 million of lower corporate housing revenue due to the sale of the ExecuStay corporate housing business in the 2012 second quarter and $2 million of lower owned and leased revenue. The decrease in owned and leased revenue primarily reflected $11 million of lower revenue at a property that converted from leased to managed at year-end 2011, offset by $11 million of higher revenue at our leased property in Japan, benefiting from favorable comparisons with 2011 as a result of very weak demand due to the earthquake and tsunami as well as a $2 million business interruption payment received in the 2012 second quarter from a utility company. Combined branding fees associated with card endorsements and the sale of branded residential real estate by others totaled $43 million and $34 million for the first halves of 2012 and 2011, respectively.
Operating Income
Twelve Weeks. Operating income increased by $11 million to $243 million in the 2012 second quarter from $232 million in the 2011 second quarter. A $34 million increase in operating income across our lodging business was partially offset due to the spin-off which contributed to a net $23 million decrease in operating income, as detailed in the preceding table. The $34 million increase reflected $32 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, an $11 million increase in franchise fees, a $6 million increase in incentive management fees, and a $5 million increase in base management fees, partially offset by a $20 million increase in general, administrative and other expenses. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees across our lodging business compared to the 2011 second quarter in the preceding “Revenues” section.
The $32 million (110 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $12 million of higher hotel agreement termination fees, $10 million of net stronger results primarily at some leased properties (particularly our leased properties in Japan and London), $9 million of higher branding fees, and $1 million of lower corporate housing expenses, net of corporate housing revenue, due to the sale of the ExecuStay corporate housing business in the 2012 second quarter. Our leased property in Japan experienced particularly strong demand in the 2012 second quarter, benefiting from favorable comparisons with 2011 as a result of very weak demand due to the earthquake and tsunami as well as a $2 million business interruption payment received in the 2012 second quarter from a utility company.

General, administrative, and other expenses increased by $1 million (1 percent) to $160 million in the second quarter of 2012 from $159 million in the second quarter of 2011. The increase reflected a $20 million increase across our lodging business, partially offset by a decline of $19 million due to the spin-off (consisting of $16 million of former Timeshare segment general, administrative, and other expenses and $3 million of Timeshare spin-off costs). The $20 million increase across our lodging business was primarily a result of the accelerated amortization of $7 million of deferred contract acquisitions costs in the 2012 second quarter related to a North American Full-Service segment property (for which we earned a termination fee that we recorded in owned, leased, corporate housing, and other revenue), $7 million of increased compensation and other overhead expenses, a $5 million reversal of a loan loss provision in the 2011 second quarter related to one property with increased expected future cash flows, and a $5 million increase in reserves in the 2012 second quarter primarily associated with guarantees, partially offset by a $5 million performance cure payment for a North American Full-Service segment property in the 2011 second quarter. See our discussion under the "North American Full-Service Lodging" caption for additional information on the termination fee and the related accelerated amortization of deferred contract acquisition costs recorded in the 2012 second quarter.
The $20 million increase in total general, administrative, and other expenses across our lodging business consisted of an $11 million increase that we did not allocate to any of our segments, a $5 million increase allocated to our International segment, a $4 million increase allocated to our Luxury segment, and a $1 million increase allocated to our North American Limited-Service segment, partially offset by a $1 million decrease allocated to our North American Full-Service segment.

Twenty-four Weeks. Operating income decreased by $5 million to $418 million in the first half of 2012 from $423 million in the first half of 2011. As detailed in the preceding table, the spin-off contributed to a net $56 million decrease in operating income that was partially offset by a $51 million increase in operating income across our lodging business. This $51 million increase reflected $34 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, a $21 million increase in franchise fees, a $14 million increase in incentive management fees, and an $8 million increase in base management fees, partially offset by a $26 million increase in general, administrative and other expenses. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees across our lodging business compared to the first half of 2011 in the preceding “Revenues” section.
The $34 million (69 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $16 million of net stronger results at some owned and leased properties (particularly our leased properties in Japan and London) due to higher property-level margins, $9 million of higher branding fees, $6 million of higher hotel agreement termination fees, and $2 million of lower corporate housing expenses, net of corporate housing revenue due to the sale of our ExecuStay corporate housing business in the 2012 second quarter. Our leased property in Japan experienced particularly strong demand in the 2012 second quarter, benefiting from favorable comparisons with 2011 as a result of very weak demand due to the earthquake and tsunami as well as a $2 million business interruption payment received in the 2012 second quarter from a utility company.
General, administrative, and other expenses decreased by $11 million (3 percent) to $307 million in the first half of 2012 from $318 million in the first half of 2011. The decrease reflected a decline of $37 million due to the spin-off (consisting of $33 million of former Timeshare segment general, administrative, and other expenses and $4 million of Timeshare spin-off costs), partially offset by an increase of $26 million across our lodging business primarily as a result of $10 million of increased compensation and other overhead expenses, the accelerated amortization of $8 million of deferred contract acquisitions costs in the first half of 2012 related to a North American Full-Service segment property (for which we earned a termination fee that we recorded in owned, leased, corporate housing, and other revenue), a $5 million reversal of a loan loss provision in the first half of 2011 related to one property with increased expected future cash flows, $4 million of higher legal expenses, and a $5 million increase in reserves in the 2012 first half primarily associated with guarantees, partially offset by a $5 million performance cure payment for a North American Full-Service property in the first half of 2011.
The $26 million increase in total general, administrative, and other expenses across our lodging business consisted of a $16 million increase that we did not allocate to any of our segments, a $5 million increase allocated to our International segment, a $3 million increase allocated to our Luxury segment, and a $2 million increase allocated to our North American Limited-Service segment.
Gains and Other Income
We show our gains and other income for the twelve and twenty-four weeks ended June 15, 2012, and June 17, 2011 in the following table:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
($ in millions)	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Gains on sales of real estate and other	$3	$3	$5	$5
Income from cost method joint ventures	2	—	2	—
	$5	$3	$7	$5

Interest Expense
Twelve Weeks. Interest expense decreased by $3 million (8 percent) to $34 million in the second quarter of 2012 compared to $37 million in the second quarter of 2011. This decrease was primarily due to the spin-off as interest expense in the 2011 second quarter that was allocated to the former Timeshare segment totaled $12 million. This decrease was offset by a $9 million increase in interest expense for our lodging business primarily related to the Series K Notes issued in the first quarter of 2012 ($5 million) as well as increased interest expense associated with our Marriott Rewards program ($2 million). See the “LIQUIDITY AND CAPITAL RESOURCES” caption later in this report for additional information on the Series K Notes.
Twenty-four Weeks. Interest expense decreased by $11 million (14 percent) to $67 million in the first half of 2012 compared to $78 million in the first half of 2011. This decrease was primarily due to the spin-off as interest expense in the first half of 2011 that was allocated to the former Timeshare segment totaled $24 million. This decrease was offset by a $13 million increase in interest expense for our lodging business primarily related to the Series K Notes issued in the first quarter of 2012 ($7 million) as well as increased interest expense associated with our Marriott Rewards program ($5 million).

Interest Income and Income Tax
Twelve Weeks. Interest income of $3 million in the second quarter of 2012 was unchanged compared to $3 million in the second quarter of 2011, primarily reflecting a $2 million increase related to two new notes receivable issued in conjunction with the spin-off, offset by a $2 million decrease primarily associated with the repayment of certain loans during and after the 2011 second quarter.
Our tax provision of $66 million in the second quarter of 2012 was unchanged compared to $66 million in the second quarter of 2011, primarily reflecting a greater percentage of pre-tax income in the 2012 second quarter from jurisdictions outside the U.S. with lower tax rates and the absence of timeshare activity in the 2012 second quarter results due to the spin-off, which were offset by the effect of higher pre-tax income from our lodging business.
Twenty-four Weeks. Interest income of $7 million in the first half of 2012 was unchanged compared to $7 million in the first half of 2011, primarily reflecting a $5 million increase related to two new notes receivable issued in conjunction with the spin-off, offset by a $5 million decrease primarily associated with the repayment of certain loans during and after the 2011 second quarter.
Our tax provision decreased by $8 million (7 percent) to a tax provision of $109 million in the first half of 2012 from a tax provision of $117 million in the first half of 2011. The decrease was primarily due to a greater percentage of pre-tax income in the 2012 first half from jurisdictions outside the U.S. with lower tax rates, a release of tax valuation allowances for renegotiations of lease agreements, recognition of benefits related to tax holidays in foreign jurisdictions, and the absence of timeshare activity in the 2012 first half results due to the spin-off, which were partially offset by the effect of an increase in pre-tax income from our lodging business and an increase in tax provision due to tax return adjustments.

Equity in Losses
Twelve Weeks. Equity in losses of $8 million in the second quarter of 2012 increased by $8 million from equity in losses of zero in the second quarter of 2011. The increase primarily reflected $8 million of increased losses at a Luxury segment joint venture, primarily related to impairment of certain underlying residential properties and a $2 million loan loss provision for certain notes receivable due from another Luxury segment joint venture, partially offset by $3 million of increased earnings at an International segment joint venture.
Twenty-four Weeks. Equity in losses of $9 million in the first half of 2012 increased by $5 million from equity in losses of $4 million in the first half of 2011. The increase primarily reflected $8 million of increased losses at a Luxury segment joint venture, primarily related to impairment of certain underlying residential properties and a $2 million loan loss provision for certain notes receivable due from another Luxury segment joint venture, partially offset by $4 million of increased earnings at an International segment joint venture.

Net Income
Twelve Weeks. Net income increased by $8 million to $143 million in the second quarter of 2012 from $135 million in the second quarter of 2011, and diluted earnings per share increased by $0.05 per share (14 percent) to $0.42 per share from $0.37 per share in the second quarter of 2011. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $8 million increase in net income compared to the year-ago quarter was due to higher owned, leased, corporate housing, and other revenue net of direct expenses ($32 million), higher franchise fees across our lodging business ($11 million), higher incentive management fees across our lodging business ($6 million), higher base management fees across our lodging business ($5 million), and higher gains and other income across our lodging business ($3 million). These increases were partially offset by higher general, administrative, and other expenses across our lodging business ($20 million), the income before taxes impact of the spin-off ($12 million), higher interest expense across our lodging business ($9 million), and higher equity in losses ($8 million).
Twenty-four Weeks. Net income increased by $11 million to $247 million in the first half of 2012 from $236 million in the first half of 2011, and diluted earnings per share increased by $0.09 per share (14 percent) to $0.72 per share from $0.63 per share in the first half of 2011. As discussed in more detail in the preceding sections beginning with “Operating Income,” the $11 million increase in net income compared to the prior year was due to higher owned, leased, corporate housing, and other revenue net of direct expenses ($34 million), higher franchise fees across our lodging business ($21 million), higher incentive management fees across our lodging business ($14 million), lower income taxes ($8 million), higher base management fees across our lodging business ($8 million), and higher gains and other income across our lodging business ($3 million). These increases were partially offset by the income before taxes impact of the spin-off ($33 million), higher general, administrative, and other expenses across our lodging business ($26 million), higher interest expense across our lodging business ($13 million), and higher equity in losses ($5 million).
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

We also evaluate Adjusted EBITDA, another non-GAAP financial measure, as an indicator of operating performance. Our Adjusted EBITDA reflects Timeshare Spin-off Adjustments for 2011 ("Timeshare Spin-off Adjustments") as if the spin-off occurred on the first day of 2011. The Timeshare Spin-off Adjustments to net income of $9 million for the 2011 second quarter totaled $14 million pre-tax and are primarily comprised of the following pre-tax items: 1) removal of the results of our former Timeshare segment ($29 million); 2) the addition of a payment by MVW to us of estimated license fees ($15 million); 3) the removal of unallocated spin-off transaction costs ($3 million); 4) the addition of estimated interest income ($2 million); 5) the addition of estimated interest expense ($4 million); and 6) the addition of other expenses ($1 million) not previously allocated to our Timeshare segment. The Timeshare Spin-off Adjustments to net income of $22 million for the 2011 first half totaled $35 million pre-tax and are primarily comprised of the following pre-tax items: 1) removal of the results of our former Timeshare segment ($64 million); 2) the addition of a payment by MVW to us of estimated license fees ($29 million); 3) the addition of estimated interest income ($5 million); 4) the addition of estimated interest expense ($7 million); 5) the removal of unallocated spin-off transaction costs ($4 million); and 6) the addition of other expenses ($2 million) not previously allocated to our Timeshare segment.

We evaluate Adjusted EBITDA that excludes these items to make period-over-period comparisons of our ongoing core operations before material charges. EBITDA and Adjusted EBITDA also facilitate our comparison of results from our ongoing operations before material charges with results from other lodging companies.
EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. Both of these non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do or may not calculate them at all, limiting EBITDA's and Adjusted EBITDA's usefulness as comparative measures. We provide Adjusted EBITDA for illustrative and informational purposes only and this measure is not necessarily indicative of and we do not purport that it represents what our operating results would have been had the spin-off occurred on the first day of 2011. This information also does not reflect certain financial and operating benefits we expect to realize as a result of the spin-off.
We show our second quarter and first half 2012 and 2011 EBITDA and Adjusted EBITDA calculations and reconcile those measures with Net Income in the following tables.

	12 Weeks Ended June 15, 2012
($ in millions)	As Reported
Net Income	$143
Interest expense	34
Tax provision	66
Depreciation and amortization	38
Less: Depreciation reimbursed by third-party owners	(4)
Interest expense from unconsolidated joint ventures	4
Depreciation and amortization from unconsolidated joint ventures	8
EBITDA	$289

	12 Weeks Ended June 17, 2011
($ in millions)	As Reported	Timeshare Spin-off Adjustments	Adjusted EBITDA
Net Income	$135	$(9)
Interest expense	37	(8)
Tax provision	66	(5)
Depreciation and amortization	41	(9)
Less: Depreciation reimbursed by third-party owners	(3)	—
Interest expense from unconsolidated joint ventures	4	—
Depreciation and amortization from unconsolidated joint ventures	7	—
EBITDA	$287	$(31)	$256

	24 Weeks Ended June 15, 2012
($ in millions)	As Reported
Net Income	$247
Interest expense	67
Tax provision	109
Depreciation and amortization	67
Less: Depreciation reimbursed by third-party owners	(8)
Interest expense from unconsolidated joint ventures	8
Depreciation and amortization from unconsolidated joint ventures	14
EBITDA	$504

	24 Weeks Ended June 17, 2011
($ in millions)	As Reported	Timeshare Spin-off Adjustments	Adjusted EBITDA
Net Income	$236	$(22)
Interest expense	78	(17)
Tax provision	117	(13)
Depreciation and amortization	76	(16)
Less: Depreciation reimbursed by third-party owners	(7)	—
Interest expense from unconsolidated joint ventures	8	—
Depreciation and amortization from unconsolidated joint ventures	13	—
EBITDA	$521	$(68)	$453

BUSINESS SEGMENTS
We are a diversified lodging company with operations in four business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, and Luxury Lodging. See Footnote No. 13, “Business Segments,” of the Notes to our Financial Statements for further information on our segments including how we aggregate our individual brands into each segment and other information about each segment, including revenues, net income, equity in earnings (losses) of equity method investees, and assets.
We added 126 properties (20,727 rooms) and 37 properties (7,562 rooms) exited our system since the end of the 2011 second quarter. These figures do not include residential or ExecuStay units. During that time we also added five residential properties (459 units) and no residential properties exited the system. These net property additions include 11 hotels (1,444 rooms) which are operated or franchised as part of our unconsolidated joint venture with AC Hoteles, S.A.
Twelve Weeks. Total segment financial results increased by $6 million to $287 million in the second quarter of 2012 from $281 million in the second quarter of 2011, and total segment revenues decreased by $253 million to $2,698 million in the second quarter of 2012, a 9 percent decrease from revenues of $2,951 million in the second quarter of 2011. A $35 million increase in segment results across our lodging business was partially offset by the spin-off which resulted in a $29 million decrease in segment results, as detailed in the preceding table. Similarly, the spin-off resulted in a $390 million decrease in segment revenues, which was partially offset by a net $137 million increase in revenues across our lodging business.
The quarter-over-quarter net increase in segment revenues of $137 million across our lodging business was a result of a $102 million increase in cost reimbursements revenue, a $13 million increase in owned, leased, corporate housing and other revenue, an $11 million increase in franchise fees, a $6 million increase in incentive management fees, and a $5 million increase in base management fees. The quarter-over-quarter increase in segment results of $35 million across our lodging business reflected an increase of $29 million in owned, leased, corporate housing, and other revenue net of direct expenses, an $11 million increase in franchise fees, a $6 million increase in incentive management fees, and an increase of $5 million in base management fees, partially offset by a $9 million increase in general, administrative, and other expenses, $6 million of higher joint venture equity losses, and $1 million of lower gains and other income. For more detailed information on the variances see the preceding sections beginning with “Operating Income.”
In the second quarter of 2012, 30 percent of our managed properties paid incentive management fees to us versus 25 percent in the second quarter of 2011. In addition, in the second quarter of 2012, 60 percent of our incentive fees came from properties outside the United States versus, 61 percent in the second quarter of 2011.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Compared to the second quarter of 2011, worldwide comparable company-operated house profit margins in the second quarter of 2012 increased by 110 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 9.2 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, improved productivity, and favorable benefits costs. These same factors contributed to North American company-operated house profit margins increasing by 110 basis points compared to the 2011 second quarter. HP-PAR at those same properties increased by 9.1 percent. International company-operated house profit margins increased by 110 basis points, and HP-PAR at those properties increased by 9.2 percent reflecting increased demand and higher RevPAR in most locations and improved productivity.
Twenty-four Weeks. Total segment financial results decreased by $4 million to $516 million in the first half of 2012 from $520 million in the first half of 2011, and total segment revenues decreased by $512 million to $5,201 million in the first half of 2012, a 9 percent decrease from revenues of $5,713 million in the first half of 2011. As detailed in the preceding table, the spin-off resulted in a $64 million decrease in segment results, partially offset by a net $60 million increase in segment results across our lodging business. Similarly, the spin-off resulted in a $748 million decrease in segment revenues, that was partially offset by a net $236 million increase in segment revenues across our lodging business.
The year-over-year net increase in segment revenues of $236 million across our lodging business was a result of a $188 million increase in cost reimbursements revenue, a $21 million increase in franchise fees, a $14 million increase in incentive management fees, an $8 million increase in base management fees, and a $5 million increase in owned, leased, corporate housing and other revenue. The year-over-year increase in segment results of $60 million across our lodging business reflected an increase of $31 million in owned, leased, corporate housing, and other revenue net of direct expenses, a $21 million increase in franchise fees, a $14 million increase in incentive management fees, and an increase of $8 million in base management fees, partially offset by a $10 million increase in general, administrative, and other expenses, $3 million of higher joint venture equity losses, and $1 million of lower gains and other income. For more detailed information on the variances see the preceding sections beginning with “Operating Income.”
In the first half of 2012, 32 percent of our managed properties paid incentive management fees to us versus 27 percent in the first half of 2011. In addition, for both the first halves of 2012 and 2011, 61 percent of our incentive fees came from properties outside the United States.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Compared to the first half of 2011, worldwide comparable company-operated house profit margins in the first half of 2012 increased by 110 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 9.4 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, improved productivity, and favorable benefits costs. These same factors contributed to North American company-operated house profit margins increasing by 120 basis points compared to the first half of 2011. HP-PAR at those same properties increased by 9.9 percent. International company-operated house profit margins increased by 100 basis points, and HP-PAR at those properties increased by 8.2 percent reflecting increased demand and higher RevPAR in most locations and improved productivity.

Summary of Properties by Brand
Including residential properties, we added 29 lodging properties (5,058 rooms) during the second quarter of 2012, while 13 properties (2,914 rooms) exited the system, increasing our total properties to 3,748 (646,110 rooms). These figures include 35 home and condominium products (3,927 units), for which we manage the related owners’ associations.
Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include JW Marriott and Marriott Conference Centers, references to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn.

At June 15, 2012, we operated, franchised, or licensed the following properties by brand:

	Company-Operated		Franchised		Other (3)
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels & Resorts	137	70,847	183	55,907	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
JW Marriott	14	9,226	7	2,914	—	—
Renaissance Hotels	37	17,079	41	11,801	—	—
Renaissance ClubSport	—	—	2	349	—	—
Autograph Collection	—	—	21	6,223	—	—
The Ritz-Carlton	39	11,587	—	—	—	—
The Ritz-Carlton-Residential (1)	30	3,598	—	—	—	—
EDITION	—	—	—	—	—	—
Courtyard	280	43,906	528	69,837	—	—
Fairfield Inn & Suites	3	1,055	670	59,926	—	—
SpringHill Suites	32	5,129	259	29,015	—	—
Residence Inn	132	19,160	467	53,134	—	—
TownePlace Suites	22	2,440	180	17,788	—	—
Timeshare (2)	—	—	50	10,628	—	—
Total U.S. Locations	736	186,942	2,408	317,522	—	—

Non-U.S. Locations
Marriott Hotels & Resorts	135	39,958	33	9,938	—	—
JW Marriott	30	11,121	4	1,016	—	—
Renaissance Hotels	55	18,472	20	5,759	—	—
Autograph Collection	—	—	6	676	5	348
The Ritz-Carlton	40	12,093	—	—	—	—
The Ritz-Carlton-Residential (1)	5	329	—	—	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
EDITION	1	78	—	—	—	—
AC Hotels by Marriott	—	—	—	—	79	8,736
Bulgari Hotels & Resorts	2	117	1	85	—	—
Marriott Executive Apartments	24	3,846	—	—	—	—
Courtyard	55	11,816	53	9,375	—	—
Fairfield Inn & Suites	—	—	13	1,568	—	—
SpringHill Suites	—	—	2	299	—	—
Residence Inn	6	749	16	2,279	—	—
TownePlace Suites	—	—	1	105	—	—
Timeshare (2)	—	—	14	2,304	—	—
Total Non-U.S. Locations	357	99,158	163	33,404	84	9,084

Total	1,093	286,100	2,571	350,926	84	9,084

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out.

(3)	Properties are operated as part of unconsolidated joint ventures.

Total Lodging and Timeshare Products by Segment
At June 15, 2012, we operated, franchised, and licensed the following properties by segment:

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	320	14	334	126,754	5,244	131,998
Marriott Conference Centers	10	—	10	2,915	—	2,915
JW Marriott	21	1	22	12,140	221	12,361
Renaissance Hotels	78	2	80	28,880	790	29,670
Renaissance ClubSport	2	—	2	349	—	349
Autograph Collection	21	—	21	6,223	—	6,223
	452	17	469	177,261	6,255	183,516
North American Limited-Service Lodging Segment (1)
Courtyard	808	19	827	113,743	3,496	117,239
Fairfield Inn & Suites	673	11	684	60,981	1,234	62,215
SpringHill Suites	291	2	293	34,144	299	34,443
Residence Inn	599	18	617	72,294	2,607	74,901
TownePlace Suites	202	1	203	20,228	105	20,333
	2,573	51	2,624	301,390	7,741	309,131
International Lodging Segment (1)
Marriott Hotels & Resorts	—	154	154	—	44,652	44,652
JW Marriott	—	33	33	—	11,916	11,916
Renaissance Hotels	—	73	73	—	23,441	23,441
Autograph Collection	—	6	6	—	676	676
Courtyard	—	89	89	—	17,695	17,695
Fairfield Inn & Suites	—	2	2	—	334	334
Residence Inn	—	4	4	—	421	421
Marriott Executive Apartments	—	24	24	—	3,846	3,846
	—	385	385	—	102,981	102,981
Luxury Lodging Segment
The Ritz-Carlton	39	40	79	11,587	12,093	23,680
Bulgari Hotels & Resorts	—	3	3	—	202	202
EDITION	—	1	1	—	78	78
The Ritz-Carlton-Residential (2)	30	5	35	3,598	329	3,927
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
	69	53	122	15,185	13,281	28,466
Unconsolidated Joint Ventures
Autograph Collection	—	5	5	—	348	348
AC Hotels by Marriott	—	79	79	—	8,736	8,736
	—	84	84	—	9,084	9,084

Timeshare (3)	50	14	64	10,628	2,304	12,932

Total	3,144	604	3,748	504,464	141,646	646,110

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

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
The occupancy, average daily rate, and RevPAR statistics we use throughout this report for the twelve weeks ended June 15, 2012, include the period from March 24, 2012, through June 15, 2012, and the statistics for the twelve weeks ended June 17, 2011, include the period from March 26, 2011, through June 17, 2011, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the United States, which for those properties includes the period from March 1 through the end of May). The occupancy, average daily rate, and RevPAR statistics we use throughout this report for the twenty-four weeks ended June 15, 2012, include the period from December 31, 2011, through June 15, 2012, and the statistics for the twenty-four weeks ended June 17, 2011, include the period from January 1, 2011, through June 17, 2011, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the United States, which for those properties includes the period from January 1 through the end of May).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended June 15, 2012	Change vs. 2011		Twelve Weeks Ended June 15, 2012	Change vs. 2011
Marriott Hotels & Resorts
Occupancy	76.5%	1.9%	pts.	73.6%	1.8%	pts.
Average Daily Rate	$175.85	3.0%		$160.25	3.4%
RevPAR	$134.49	5.6%		$117.96	6.0%
Renaissance Hotels & Resorts
Occupancy	77.9%	2.8%	pts.	74.8%	1.6%	pts.
Average Daily Rate	$176.16	5.0%		$155.85	5.8%
RevPAR	$137.16	8.9%		$116.59	8.1%
Autograph Collection
Occupancy	*	*		78.4%	1.6%	pts.
Average Daily Rate	*	*		$178.75	2.7%
RevPAR	*	*		$140.16	4.8%
Composite North American Full-Service (2)
Occupancy	76.7%	2.0%	pts.	73.8%	1.8%	pts.
Average Daily Rate	$175.89	3.3%		$159.74	3.8%
RevPAR	$134.87	6.1%		$117.95	6.3%
The Ritz-Carlton North America
Occupancy	74.2%	0.3%	pts.	74.2%	0.3%	pts.
Average Daily Rate	$337.24	6.2%		$337.24	6.2%
RevPAR	$250.29	6.7%		$250.29	6.7%
Composite North American Full-Service and Luxury (3)
Occupancy	76.4%	1.8%	pts.	73.9%	1.7%	pts.
Average Daily Rate	$193.06	3.6%		$171.20	3.9%
RevPAR	$147.51	6.2%		$126.46	6.4%
Residence Inn
Occupancy	78.2%	(0.4)%	pts.	79.6%	0.3%	pts.
Average Daily Rate	$124.85	5.4%		$121.10	4.4%
RevPAR	$97.62	4.9%		$96.40	4.8%
Courtyard
Occupancy	71.8%	0.8%	pts.	73.0%	1.5%	pts.
Average Daily Rate	$118.05	4.8%		$119.55	4.5%
RevPAR	$84.82	6.0%		$87.32	6.7%
Fairfield Inn
Occupancy	nm	nm	pts.	71.3%	2.3%	pts.
Average Daily Rate	nm	nm		$94.35	4.9%
RevPAR	nm	nm		$67.24	8.4%
TownePlace Suites
Occupancy	73.9%	0.2%	pts.	75.8%	1.0%	pts.
Average Daily Rate	$81.62	6.5%		$89.09	5.8%
RevPAR	$60.32	6.8%		$67.56	7.3%
SpringHill Suites
Occupancy	74.8%	3.6%	pts.	74.8%	3.3%	pts.
Average Daily Rate	$104.21	3.3%		$104.66	4.1%
RevPAR	$77.89	8.5%		$78.27	8.9%
Composite North American Limited- Service (4)
Occupancy	74.0%	0.6%	pts.	74.7%	1.5%	pts.
Average Daily Rate	$117.29	4.8%		$111.57	4.5%
RevPAR	$86.78	5.8%		$83.30	6.7%
Composite North American (5)
Occupancy	75.4%	1.3%	pts.	74.4%	1.6%	pts.
Average Daily Rate	$161.75	4.2%		$133.20	4.3%
RevPAR	$121.94	6.0%		$99.06	6.5%
 * There are no company-operated properties.

(1)
Statistics are for the twelve weeks ended June 15, 2012, and June 17, 2011, except for The Ritz-Carlton and Autograph Collection, for which the statistics are for the three months ended May 31, 2012, and May 31, 2011. Statistics include only properties located in the United States.

(2)	Composite North American Full-Service statistics include Marriott Hotels & Resorts, Renaissance Hotels, and Autograph Collection properties.

(3)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels, Autograph Collection and The Ritz-Carlton properties.

(4)	Composite North American Limited-Service statistics include Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites properties.

(5)
Composite North American statistics include Marriott Hotels & Resorts, Renaissance Hotels, Autograph Collection, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton properties.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended May 31, 2012	Change vs. 2011		Three Months Ended May 31, 2012	Change vs. 2011
Caribbean and Latin America (2)
Occupancy	74.3%	1.7%	pts.	72.5%	1.4%	pts.
Average Daily Rate	$201.25	6.7%		$182.70	4.9%
RevPAR	$149.58	9.3%		$132.50	6.9%
Europe (2)
Occupancy	74.0%	(0.4)%	pts.	72.5%	—%	pts.
Average Daily Rate	$174.68	3.2%		$170.95	3.0%
RevPAR	$129.34	2.6%		$123.87	2.9%
Middle East and Africa (2)
Occupancy	62.5%	7.6%	pts.	62.6%	7.7%	pts.
Average Daily Rate	$143.89	(2.7)%		$140.20	(2.4)%
RevPAR	$89.89	10.7%		$87.83	11.4%
Asia Pacific (2)
Occupancy	74.7%	5.6%	pts.	74.3%	5.7%	pts.
Average Daily Rate	$136.69	2.6%		$141.20	2.5%
RevPAR	$102.16	10.9%		$104.95	11.1%
Regional Composite (3)
Occupancy	73.3%	2.7%	pts.	72.3%	2.6%	pts.
Average Daily Rate	$161.89	2.7%		$161.22	2.6%
RevPAR	$118.72	6.7%		$116.63	6.4%
International Luxury (4)
Occupancy	68.4%	4.4%	pts.	68.4%	4.4%	pts.
Average Daily Rate	$334.07	4.2%		$334.07	4.2%
RevPAR	$228.65	11.3%		$228.65	11.3%
Total International (5)
Occupancy	72.8%	2.9%	pts.	72.0%	2.8%	pts.
Average Daily Rate	$181.08	3.3%		$176.89	3.0%
RevPAR	$131.74	7.6%		$127.31	7.2%

(1)
We report financial results for all properties on a period-end basis, but report statistics for properties located outside the United States and Canada on a month-end basis. The statistics are for March 1 through the end of May. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2011 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the United States and Canada.

(3)	Regional Composite statistics include properties located outside of the United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(4)	Includes The Ritz-Carlton properties located outside the United States and Canada and Bulgari Hotels & Resorts properties.

(5)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended May 31, 2012	Change vs. 2011		Three Months Ended May 31, 2012	Change vs. 2011
Composite Luxury (2)
Occupancy	71.5%	2.2%	pts.	71.5%	2.2%	pts.
Average Daily Rate	$335.84	5.3%		$335.84	5.3%
RevPAR	$240.27	8.7%		$240.27	8.7%
Total Worldwide (3)
Occupancy	74.6%	1.8%	pts.	74.0%	1.8%	pts.
Average Daily Rate	$167.71	3.9%		$140.65	4.1%
RevPAR	$125.04	6.6%		$104.01	6.7%

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

(3)
Total Worldwide statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Autograph Collection, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the United States (except for The Ritz-Carlton and the Autograph Collection) represent the twelve weeks ended June 15, 2012, and June 17, 2011. Statistics for The Ritz-Carlton brand and the Autograph Collection brand properties and properties located outside of the United States represent the three months ended May 31, 2012, and May 31, 2011.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twenty-Four Weeks Ended June 15, 2012	Change vs. 2011		Twenty-Four Weeks Ended June 15, 2012	Change vs. 2011
Marriott Hotels & Resorts
Occupancy	73.0%	2.3%	pts.	70.3%	2.1%	pts.
Average Daily Rate	$172.82	2.8%		$158.81	3.4%
RevPAR	$126.14	6.2%		$111.57	6.6%
Renaissance Hotels & Resorts
Occupancy	74.9%	3.2%	pts.	71.7%	1.8%	pts.
Average Daily Rate	$170.97	3.9%		$152.87	4.6%
RevPAR	$128.13	8.6%		$109.58	7.3%
Autograph Collection
Occupancy	*	*		75.3%	3.4%	pts.
Average Daily Rate	*	*		$174.36	1.5%
RevPAR	*	*		$131.30	6.3%
Composite North American Full-Service (2)
Occupancy	73.3%	2.4%	pts.	70.5%	2.1%	pts.
Average Daily Rate	$172.55	3.0%		$158.00	3.6%
RevPAR	$126.43	6.5%		$111.42	6.7%
The Ritz-Carlton North America
Occupancy	72.0%	0.5%	pts.	72.0%	0.5%	pts.
Average Daily Rate	$337.69	6.1%		$337.69	6.1%
RevPAR	$243.21	6.8%		$243.21	6.8%
Composite North American Full-Service and Luxury (3)
Occupancy	73.2%	2.3%	pts.	70.6%	2.0%	pts.
Average Daily Rate	$187.63	3.3%		$167.89	3.7%
RevPAR	$137.26	6.6%		$118.53	6.8%
Residence Inn
Occupancy	74.3%	(0.3)%	pts.	76.1%	0.5%	pts.
Average Daily Rate	$122.80	4.0%		$119.22	3.9%
RevPAR	$91.25	3.5%		$90.70	4.6%
Courtyard
Occupancy	67.6%	0.9%	pts.	68.8%	1.7%	pts.
Average Daily Rate	$116.56	4.2%		$117.88	4.2%
RevPAR	$78.85	5.7%		$81.10	6.8%
Fairfield Inn
Occupancy	nm	nm	pts.	66.2%	2.6%	pts.
Average Daily Rate	nm	nm		$92.73	4.8%
RevPAR	nm	nm		$61.43	9.1%
TownePlace Suites
Occupancy	69.9%	2.0%	pts.	72.0%	1.7%	pts.
Average Daily Rate	$82.14	6.4%		$88.69	5.3%
RevPAR	$57.37	9.4%		$63.84	7.9%
SpringHill Suites
Occupancy	68.7%	2.2%	pts.	70.3%	3.0%	pts.
Average Daily Rate	$105.46	2.4%		$103.39	3.5%
RevPAR	$72.43	5.8%		$72.71	8.2%
Composite North American Limited- Service (4)
Occupancy	69.7%	0.7%	pts.	70.4%	1.7%	pts.
Average Daily Rate	$116.00	4.0%		$110.05	4.1%
RevPAR	$80.88	5.1%		$77.53	6.7%
Composite North American (5)
Occupancy	71.7%	1.6%	pts.	70.5%	1.8%	pts.
Average Daily Rate	$157.87	3.8%		$130.99	4.0%
RevPAR	$113.18	6.2%		$92.35	6.7%
 * There are no company-operated properties.

(1)
Statistics are for the twenty-four weeks ended June 15, 2012, and June 17, 2011, except for The Ritz-Carlton and Autograph Collection, for which the statistics are for the five months ended May 31, 2012, and May 31, 2011. Statistics include only properties located in the United States.

(2)	Composite North American Full-Service statistics include Marriott Hotels & Resorts, Renaissance Hotels, and Autograph Collection properties.

(3)	Composite North American Full-Service and Luxury includes Marriott Hotels & Resorts, Renaissance Hotels, Autograph Collection and The Ritz-

Carlton properties.

(4)	Composite North American Limited-Service statistics include Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites properties.

(5)
Composite North American statistics include Marriott Hotels & Resorts, Renaissance Hotels, Autograph Collection, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton properties.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Five Months Ended May 31, 2012	Change vs. 2011		Five Months Ended May 31, 2012	Change vs. 2011
Caribbean and Latin America (2)
Occupancy	75.0%	1.8%	pts.	71.1%	1.2%	pts.
Average Daily Rate	$203.56	6.7%		$184.33	5.3%
RevPAR	$152.58	9.3%		$131.10	7.2%
Europe (2)
Occupancy	68.8%	(0.2)%	pts.	67.2%	0.1%	pts.
Average Daily Rate	$169.92	2.9%		$165.84	2.9%
RevPAR	$116.98	2.6%		$111.45	3.0%
Middle East and Africa (2)
Occupancy	60.5%	5.1%	pts.	60.7%	5.2%	pts.
Average Daily Rate	$144.58	(5.0)%		$140.49	(4.7)%
RevPAR	$87.47	3.7%		$85.27	4.3%
Asia Pacific (2)
Occupancy	72.0%	6.0%	pts.	71.6%	5.8%	pts.
Average Daily Rate	$134.79	3.3%		$140.44	3.0%
RevPAR	$97.07	12.6%		$100.49	12.1%
Regional Composite (3)
Occupancy	70.1%	2.7%	pts.	68.8%	2.5%	pts.
Average Daily Rate	$159.63	2.7%		$159.08	2.6%
RevPAR	$111.84	6.8%		$109.45	6.5%
International Luxury (4)
Occupancy	63.7%	0.5%	pts.	63.7%	0.5%	pts.
Average Daily Rate	$347.07	6.8%		$347.07	6.8%
RevPAR	$221.09	7.7%		$221.09	7.7%
Total International (5)
Occupancy	69.3%	2.5%	pts.	68.3%	2.3%	pts.
Average Daily Rate	$180.03	3.2%		$175.70	3.1%
RevPAR	$124.77	7.0%		$120.04	6.7%

(1)
We report financial results for all properties on a period-end basis, but report statistics for properties located outside the United States and Canada on a month-end basis. The statistics are for January 1 through the end of May. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2011 was on a constant U.S. dollar basis.

(2)	Regional information includes Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard properties located outside of the United States and Canada.

(3)	Regional Composite statistics include properties located outside of the United States and Canada for Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(4)	Includes The Ritz-Carlton properties located outside the United States and Canada and Bulgari Hotels & Resorts properties.

(5)	Total International includes Regional Composite statistics and statistics for The Ritz-Carlton International and Bulgari Hotels & Resorts brands.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Five Months Ended May 31, 2012	Change vs. 2011		Five Months Ended May 31, 2012	Change vs. 2011
Composite Luxury (2)
Occupancy	68.2%	0.5%	pts.	68.2%	0.5%	pts.
Average Daily Rate	$341.75	6.4%		$341.75	6.4%
RevPAR	$232.97	7.2%		$232.97	7.2%
Total Worldwide (3)
Occupancy	71.0%	1.9%	pts.	70.2%	1.9%	pts.
Average Daily Rate	$163.90	3.7%		$137.55	3.9%
RevPAR	$116.41	6.4%		$96.52	6.7%

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

(3)
Total Worldwide statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Autograph Collection, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. Statistics for properties located in the United States (except for The Ritz-Carlton and the Autograph Collection) represent the twenty-four weeks ended June 15, 2012, and June 17, 2011. Statistics for The Ritz-Carlton brand and the Autograph Collection brand properties and properties located outside of the United States represent the five months ended May 31, 2012, and May 31, 2011.

North American Full-Service Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, and Autograph Collection.

($ in millions)	Twelve Weeks Ended			Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011	Change 2012/2011	June 15, 2012	June 17, 2011	Change 2012/2011
Segment revenues	$1,373	$1,305	5%	$2,674	$2,556	5%
Segment results	$110	$89	24%	$199	$167	19%

Since the second quarter of 2011, across our North American Full-Service Lodging segment we added 8 properties (3,312 rooms) and 7 properties (2,562 rooms) left the system.
Twelve Weeks. In the second quarter of 2012, RevPAR for comparable company-operated North American Full-Service properties increased by 6.1 percent to $134.87, occupancy for these properties increased by 2.0 percentage points to 76.7 percent, and average daily rates increased by 3.3 percent to $175.89.
The $21 million increase in segment results, compared to the 2011 second quarter, primarily reflected $9 million of higher owned, leased, and other revenue net of direct expenses, $7 million of higher base management and franchise fees, $4 million of higher incentive management fees, and $1 million of lower general, administrative, and other expenses. The $9 million increase in owned, leased, and other revenue net of direct expenses primarily reflected a $14 million termination fee for one property in the 2012 second quarter, partially offset by weaker results at one property driven by lower RevPAR and other miscellaneous items. Higher base management and franchise fees primarily reflected increased RevPAR and, to a lesser extent, unit growth, including properties added to the Autograph Collection. The $4 million increase in incentive management fees primarily reflected higher property-level income resulting from higher property-level revenue and margins. The $1 million decrease in general, administrative, and other expenses primarily reflected the accelerated amortization of $7 million of deferred contract acquisition costs related to a property for which we earned the $14 million termination fee, partially offset by a $5 million performance cure payment for one property in the 2011 second quarter, and other lower miscellaneous costs.
Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $1,206 million in the second quarter of 2012, compared to $1,159 million in the second quarter of 2011.
Twenty-four Weeks. In the first half of 2012, RevPAR for comparable company-operated North American Full-Service properties increased by 6.5 percent to $126.43, occupancy for these properties increased by 2.4 percentage points to 73.3 percent, and average daily rates increased by 3.0 percent to $172.55.
The $32 million increase in segment results, compared to the first half of 2011, primarily reflected $15 million of higher owned, leased, and other revenue net of direct expenses, $13 million of higher base management and franchise fees, $4 million of higher incentive management fees and unchanged general, administrative, and other expenses. The $15 million increase in owned, leased, and other revenue net of direct expenses primarily reflected a $14 million termination fee for one property in the 2012 second quarter and $2 million of stronger property results driven by higher property-level margins. Higher base management and franchise fees primarily reflected increased RevPAR and, to a lesser extent, unit growth, including properties added to the Autograph Collection. The $4 million increase in incentive management fees primarily reflected higher property-level income resulting from higher property-level revenue and margins and, to a lesser extent, new unit growth. General, administrative, and other expenses were unchanged and primarily reflected the accelerated amortization of $8 million of deferred contract acquisition costs related to the property for which we earned the $14 million termination fee, offset by a $5 million performance cure payment for one property in the 2011 first half and other lower miscellaneous costs.
Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $2,364 million in the first half of 2012, compared to $2,277 million in the first half of 2011.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and before the sale, included Marriott ExecuStay.

($ in millions)	Twelve Weeks Ended			Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011	Change 2012/2011	June 15, 2012	June 17, 2011	Change 2012/2011
Segment revenues	$591	$564	5%	$1,123	$1,066	5%
Segment results	$106	$98	8%	$190	$170	12%

Since the second quarter of 2011, across our North American Limited-Service Lodging segment we added 66 properties (8,010 rooms) and 12 properties (1,479 rooms) left the system. The majority of the properties that left the system were older Residence Inn and Fairfield Inn properties. In addition, in the 2012 second quarter, we completed the sale of our ExecuStay corporate housing business. The revenues, results of operations, assets, and liabilities of our ExecuStay business were not material to the Company's financial position, results of operations or cash flows for any of the periods presented.
Twelve Weeks. In the second quarter of 2012, RevPAR for comparable company-operated North American Limited-Service properties increased by 5.8 percent to $86.78, occupancy for these properties increased by 0.6 percentage points to 74.0 percent, and average daily rates increased by 4.8 percent to $117.29.
The $8 million increase in segment results, compared to the second quarter of 2011, primarily reflected $9 million of higher franchise and base management fees and $2 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by $1 million of higher general, administrative, and other expenses. Higher franchise and base management fees primarily reflected higher RevPAR due to increased demand, some of which is attributable to the favorable effect of property renovations, and, to a lesser extent, new unit growth. The $2 million increase in owned, leased, corporate housing, and other revenue net of direct expenses primarily reflected stronger leased property results driven by higher property-level revenue and margins.
Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $431 million in the second quarter of 2012, compared to $400 million in the second quarter of 2011.
Twenty-four Weeks. In the first half of 2012, RevPAR for comparable company-operated North American Limited-Service properties increased by 5.1 percent to $80.88, occupancy for these properties increased by 0.7 percentage points to 69.7 percent, and average daily rates increased by 4.0 percent to $116.00.
The $20 million increase in segment results, compared to the first half of 2011, primarily reflected $16 million of higher franchise and base management fees, $4 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, and $2 million of decreased joint venture equity losses, partially offset by $2 million of higher general, administrative, and other expenses. Higher franchise and base management fees primarily reflected higher RevPAR due to increased demand, some of which is attributable to the favorable effect of property renovations, and, to a lesser extent, new unit growth. The $4 million increase in owned, leased, corporate housing, and other revenue net of direct expenses reflected stronger owned and leased property results driven by higher property-level revenue and margins, as well as $2 million of higher corporate housing revenue net of expense reflecting lower expenses due to the sale of the business. The $2 million decrease in joint venture equity losses reflected increased earnings associated with two joint ventures, primarily due to stronger property-level performance. The $2 million increase in general, administrative, and other expenses primarily reflected miscellaneous net cost increases in the first half of 2012.
Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $825 million in the first half of 2012, compared to $769 million in the first half of 2011.

International Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Autograph Hotels, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments located outside the United States and Canada.

($ in millions)	Twelve Weeks Ended			Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011	Change 2012/2011	June 15, 2012	June 17, 2011	Change 2012/2011
Segment revenues	$306	$301	2%	$577	$567	2%
Segment results	$46	$45	2%	$81	$81	—%

Since the second quarter of 2011, across our International Lodging segment we added 48 properties (8,348 rooms) and 17 properties (3,168 rooms) left the system, largely due to quality issues. The net properties added include 11 properties (1,444 rooms) that are operated or franchised as part of unconsolidated joint ventures.
Twelve Weeks. In the second quarter of 2012, RevPAR for comparable company-operated international properties increased by 6.7 percent to $118.72, occupancy for these properties increased by 2.7 percentage points to 73.3 percent, and average daily rates increased by 2.7 percent to $161.89. Comparable company-operated RevPAR improved significantly in Thailand, our Caribbean and Latin America region, Japan, and China, while Europe experienced more modest RevPAR increases.
The $1 million increase in segment results in the second quarter of 2012, compared to the second quarter of 2011, primarily reflected a $4 million increase in owned, leased, and other revenue net of direct expenses and $3 million of decreased joint venture equity losses, partially offset by $5 million of higher general, administrative, and other expenses. The $4 million increase in owned, leased, and other revenue net of direct expenses primarily reflected net stronger results at certain leased properties driven by higher property-level margins. The $3 million decrease in joint venture equity losses primarily reflected increased earnings at one joint venture. The $5 million increase in general, administrative, and other expenses reflected an increase in reserves in the 2012 second quarter primarily associated with guarantees, and to a lesser extent, increased miscellaneous other expenses, including expenses associated with initiatives to enhance and grow our brands globally.
Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $151 million in the second quarter of 2012, compared to $145 million in the second quarter of 2011.
Twenty-four Weeks. In the first half of 2012, RevPAR for comparable company-operated international properties increased by 6.8 percent to $111.84, occupancy for these properties increased by 2.7 percentage points to 70.1 percent, and average daily rates increased by 2.7 percent to $159.63. Comparable company-operated RevPAR improved significantly in Thailand, our Caribbean and Latin America region, Japan, and China, while Europe experienced more modest RevPAR increases.
Segment results in the first half of 2012 were unchanged compared to the first half of 2011, primarily reflecting a $5 million increase in general, administrative, and other expenses and a $2 million decrease in owned, leased, and other revenue net of direct expenses, offset by a $5 million increase in incentive management fees and $3 million of decreased joint venture equity losses. The $5 million increase in general, administrative, and other expenses reflected an increase in reserves primarily associated with guarantees and increased miscellaneous other expenses, including expenses associated with initiatives to enhance and grow our brands globally. The $2 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected lower termination fees in the 2012 first half, partially offset by stronger results at several owned and leased properties. The $5 million increase in incentive management fees primarily reflected higher property-level income resulting from higher property-level revenue and margins and, to a lesser extent, new unit growth. The $3 million decrease in joint venture equity losses primarily reflected increased earnings at one joint venture.
Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $288 million in the first half of 2012, compared to $273 million in the first half of 2011.

Luxury Lodging includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION worldwide.

($ in millions)	Twelve Weeks Ended			Twenty-Four Weeks Ended
	June 15, 2012	June 17, 2011	Change 2012/2011	June 15, 2012	June 17, 2011	Change 2012/2011
Segment revenues	$428	$391	9%	$827	$776	7%
Segment results	$25	$20	25%	$46	$38	21%

Since the second quarter of 2011, across our Luxury Lodging segment we added 4 properties (925 rooms) and 1 property (353 rooms) left the system. Since the 2011 second quarter, we also added 5 residential products (459 units) and no residential products left the system.
Twelve Weeks. In the second quarter of 2012, RevPAR for comparable company-operated luxury properties increased by 8.7 percent to $240.27, occupancy decreased by 2.2 percentage points to 71.5 percent, and average daily rates increased by 5.3 percent to $335.84.
The $5 million increase in segment results, compared to the second quarter of 2011, primarily reflected $14 million of higher owned, leased, and other revenue net of direct expenses and a $2 million increase in incentive management fees, partially offset by $9 million of increased joint venture equity losses and a $4 million increase in general, administrative, and other expenses. The $14 million increase in owned, leased, and other revenue net of direct expenses primarily reflected a $6 million increase associated with our leased property in Japan (which experienced very low demand in 2011 as a result of the earthquake and tsunami and received a $2 million business interruption payment in the 2012 second quarter from a utility company) and $6 million of increased branding fees associated with the sale of real estate by others. The $2 million increase in incentive management fees primarily reflected higher net property-level income resulting from higher property-level revenue and margins at several properties and, to a lesser extent, new unit growth. The $9 million increase in joint venture equity losses reflected increased losses at one joint venture primarily related to impairment of certain underlying residential properties. The $4 million increase in general, administrative, and other expenses primarily reflected miscellaneous net cost increases in the second quarter of 2012.
Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $341 million in the second quarter of 2012, compared to $323 million in the second quarter of 2011.
Twenty-Four Weeks. In the first half of 2012, RevPAR for comparable company-operated luxury properties increased by 7.2 percent to $232.97, occupancy decreased by 0.5 percentage points to 68.2 percent, and average daily rates increased by 6.4 percent to $341.75.
The $8 million increase in segment results, compared to the first half of 2011, primarily reflected $14 million of higher owned, leased, and other revenue net of direct expenses and a $5 million increase in incentive management fees, partially offset by $9 million of increased joint venture equity losses and a $3 million increase in general, administrative, and other expenses. The $14 million increase in owned, leased, and other revenue net of direct expenses primarily reflected an $8 million increase associated with our leased property in Japan (which experienced very low demand in 2011 as a result of the earthquake and tsunami and received a $2 million business interruption payment in the 2012 second quarter from a utility company) and $5 million of increased branding fees associated with the sale of real estate by others. The increase in incentive management fees primarily reflected higher net property-level income resulting from higher property-level revenue and margins at several properties and, to a lesser extent, new unit growth. The $9 million increase in joint venture equity losses reflected increased losses at one joint venture primarily related to impairment of certain underlying residential properties. The $3 million increase in general, administrative, and other expenses primarily reflected miscellaneous net cost increases in the first half of 2012.
Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $668 million in the first half of 2012, compared to $638 million in the first half of 2011.

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
During the first half of 2012, we granted 2.8 million RSUs, 1.1 million SARs, and 0.3 million stock options. See Footnote No. 4, “Share-Based Compensation,” of the Notes to our Financial Statements in this Form 10-Q for more information.
NEW ACCOUNTING STANDARDS
See Footnote No. 2, “New Accounting Standards,” of the Notes to our Financial Statements in this Form 10-Q for information related to our adoption of new accounting standards in the first half of 2012.

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
At June 15, 2012, our available borrowing capacity amounted to $1.376 billion and reflected borrowing capacity of $1.271 billion under our Credit Facility and our cash balance of $105 million. We calculated that borrowing capacity by taking $1.750 billion of effective aggregate bank commitments under our Credit Facility and subtracting approximately $1 million of outstanding letters of credit under our Credit Facility and $478 million of outstanding commercial paper. We had no outstanding borrowings under our Credit Facility at the end of the 2012 second quarter.
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
Cash and cash equivalents totaled $105 million at June 15, 2012, an increase of $3 million from year-end 2011, reflecting cash inflows associated with the following: net proceeds of approximately $590 million from the issuance of Series K Notes (see the "Contractual Obligations" caption later in this section for more information), operating cash inflows ($417 million), loan collections and sales, net of loan advances ($104 million), increased borrowings related to the issuance of commercial paper ($147 million), and common stock issuances ($48 million). The following cash outflows partially offset these cash inflows: purchase of treasury stock ($550 million), debt repayments ($352 million) primarily related to the maturity of Series F Senior Notes, capital expenditures ($257 million), dividend payments ($67 million), net other investing cash outflows ($35 million), contract acquisition costs ($19 million), equity and cost method investments ($12 million), and other financing cash outflows ($11 million).

Our ratio of current assets to current liabilities was roughly 0.5 to 1.0 at the end of the 2012 second quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.

We made capital expenditures of $257 million in the first half of 2012 and $91 million in the first half of 2011 that included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. Capital expenditures for the twenty-four week period ended June 15, 2012 increased by $166 million compared to the year ago period, primarily due to the acquisition of land and a building we plan to develop into a hotel. See Footnote No. 14, "Acquisitions and Dispositions" of the Notes to our Financial Statements in this Form 10-Q. We expect investment spending for the 2012 fiscal year will total approximately $850 million to $950 million, including approximately $100 million for maintenance capital spending. Investment spending also includes other capital expenditures (including property acquisitions), loan advances, contract acquisition costs (including the $210 million for our planned acquisition of the Gaylord brand and hotel management company that we describe in this Form 10-Q), and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for the twenty-four week period ended June 15, 2012.

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

Loan collections and sales, net of loan advances, amounted to $104 million in the first half of 2012 and $77 million in the first half of 2011. In the first half of 2012, our notes receivable balance associated with senior, mezzanine, and other loans decreased by $107 million, primarily reflecting collection of a $69 million note receivable for a recoverable guarantee that we previously funded and $33 million of collections on two new notes receivable issued to us in conjunction with the spin-off.
Spin-off Cash Tax Benefits

We expect that the spin-off we completed in 2011 of our timeshare operations and timeshare development business will result in the realization through 2015 of approximately $400 million to $450 million of cash tax benefits to Marriott, relating to the value of the timeshare business, including $76 million of cash tax benefits we realized in 2011 and approximately $127 million of cash tax benefits we expect to realize in 2012. We did not realize any cash tax benefits in the first half of 2012. For more information on the spin-off, please see Footnote No. 16, "Spin-off" of the Notes to our Financial Statements in this Form 10-Q.
Contractual Obligations
There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2011 Form 10-

K, other than those resulting from changes in the amount of outstanding debt, including the Series K note issuance and the maturity of Series F Senior Notes discussed below.
At the end of the 2012 second quarter, debt increased by $389 million to $2,560 million, compared to $2,171 million at year-end 2011, and reflected our first quarter 2012 issuance of $594 million (book value) of Series K Senior Notes (described more fully below) and a $147 million increase in commercial paper, partially offset by the $348 million (book value) retirement, at maturity, of our Series F Senior Notes, and decreases of $4 million in other debt (which includes capital leases). At the end of the 2012 second quarter, future debt payments plus interest and not including capital leases totaled $2,950 million and are due as follows: $56 million in 2012; $499 million in 2013; $88 million in 2014; $396 million in 2015; $827 million in 2016; and $1,084 million thereafter.
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
At end of the second quarter of 2012, we made a $356 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series F Senior Notes.

Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt and reducing our working capital. At the end of the 2012 second quarter, our long-term debt had an average interest rate of 4.1 percent and an average maturity of approximately 4.4 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.78 to 1.0 at the end of the 2012 second quarter.
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
At the end of the 2012 second quarter, guarantees where we are the primary obligor increased by $14 million to $224 million, compared to $210 million at year-end 2011, and reflected a $33 million increase in debt service guarantees, partially offset by a $17 million decrease in operating profit guarantees and a $2 million decrease in other guarantees. At the end of the 2012 second quarter, future guarantee commitment expirations are as follows: $18 million in 2012; $46 million in 2013; $35 million in 2014; $24 million in 2015; $20 million in 2016; and $81 million thereafter.
As of the end of the 2012 second quarter, guarantees where we are secondarily liable increased by $48 million to $306 million, compared to $258 million at year-end 2011, and primarily reflected a $69 million increase for an operating profit guarantee and an $11 million increase for a guarantee related to one lease, partially offset by an $18 million decrease in guarantees associated with other lease obligations and lifecare bonds, a $9 million decrease in guarantees and commitments related to the spin-off of the timeshare business, and a $5 million decrease in lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997. At the end of the 2012 second quarter, future guarantee commitment expirations are as follows: $23 million in 2012; $77 million in 2013; $71 million in 2014; $33 million in 2015; $26 million in 2016; and $76 million thereafter. See the "Guarantees" caption in Footnote No. 12 "Contingencies" for additional information on our guarantees.
Share Repurchases
We purchased 14.7 million shares of our Class A Common Stock during the twenty-four weeks ended June 15, 2012, at an average price of $37.40 per share. See Part II, Item 2 of this Form 10-Q for more information on our share repurchases. As of June 15, 2012, 25.8 million shares remained available for repurchase under authorizations from our Board of Directors.
Dividends
On February 10, 2012, our board of directors declared a quarterly cash dividend of $0.1000 per share, which we paid on March 30, 2012 to shareholders of record on February 24, 2012. On May 4, 2012, our board of directors declared a quarterly cash dividend of $0.13 per share, which we paid on June 22, 2012 to shareholders of record on May 18, 2012.
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
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the second quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
We incorporate by reference the information under "Legal Proceedings" in Footnote No. 12, "Contingencies" of the Notes to our Condensed Consolidated Financial Statements in Part I. Item 1 of this Form 10-Q.
From time to time, we are subject to other legal proceedings and claims in the ordinary course of our business, including adjustments proposed during governmental examinations of the various tax returns we file. While management presently believes that the ultimate outcome of these other proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.

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
Economic uncertainty could continue to impact our financial results and growth. Weak economic conditions in Europe and other parts of the world, the strength or continuation of recovery in countries that have experienced improved economic conditions, political instability in some areas, and the uncertainty over how long any of these conditions will continue, could continue to have a negative impact on the lodging industry. As a result of such current economic conditions and uncertainty, we continue to experience weakened demand for our hotel rooms in some markets. Recent improvements in demand trends in other markets may not continue, and our future financial results and growth could be further harmed or constrained if the recovery stalls or conditions worsen.
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
The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business. We currently operate or franchise hotels and resorts in 74 countries, and our operations outside the United States represented approximately 17 percent of our revenues in the 2012 second quarter. We expect that the international share of our total revenues will increase in future years. As a result, we are increasingly exposed to a number of challenges and risks associated with doing business outside the United States, including the following, any of which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions or otherwise disrupt our business: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with laws that affect the activities of companies abroad including U.S. and other jurisdictions' anti-corruption laws, currency regulations and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, including in the Middle East, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.
Our new programs and new branded products may not be successful. We cannot assure that our recently launched EDITION, Autograph Collection and AC Hotels by Marriott brands, our recently announced planned acquisition of the Gaylord brand, or any new programs or products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
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
Risks associated with development and sale of residential properties that are associated with our lodging properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, through noncontrolling interests and/or licensing fees, in the development and sale of residential properties associated with our brands, including luxury residences and condominiums under our Ritz-Carlton and Marriott brands. Such projects pose further risks beyond those generally associated with our lodging businesses, which may reduce our profits or compromise our brand equity, including the following:

•
The continued weakness in residential real estate and demand generally may continue to reduce our profits and could make it more difficult to convince future hotel development partners of the value added by our brands;

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
The spin-off could result in significant tax liability to us and our shareholders. As discussed in more detail in Footnote No. 16 "Spin-off" of the Notes to our Financial Statements in this Form 10-Q, in 2011 we completed the spin-off of our timeshare operations and timeshare development business. Although we received a private letter ruling from the IRS and an opinion from our tax counsel confirming that the distribution of Marriott Vacations Worldwide Corporation ("MVW") common stock will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss to us or our shareholders (except to the extent of cash received in lieu of fractional shares of MVW common stock), the private letter ruling and opinion that we received are subject to the continuing validity of any assumptions and representations reflected therein. In addition, an opinion from our tax counsel is not binding on the IRS or a court. Moreover, certain future events that may or may not be within our control, including certain extraordinary purchases of our stock or MVW's stock, could cause the distribution not to qualify as tax-free. Accordingly, the IRS could determine that the distribution of the MVW common stock was a taxable transaction and a court could agree with the IRS. If the distribution of the MVW common stock was determined to be taxable for U.S. federal income tax purposes, we and our shareholders who received shares of MVW common stock in the spin-off could incur significant tax liabilities. Under the tax sharing and indemnification agreement that we entered into with MVW, we are entitled to indemnification from MVW for certain taxes and related losses resulting from the failure of the distribution of MVW common stock to qualify as tax-free as a result of (i) any breach by MVW or its subsidiaries of the covenants on the preservation of the tax-free status of the distribution, (ii) certain acquisitions of equity securities or assets of MVW or its subsidiaries, and (iii) any breach by MVW or its subsidiaries of certain representations in the documents submitted to the IRS and the separation documents relating to the spin-off. If, however, the distribution failed to qualify as a tax-free transaction for reasons other than those specified in the indemnification provisions of the tax sharing and indemnification agreement, liability for any resulting taxes related to the distribution would be apportioned between us and MVW based on our relative fair market values.
The spin-off might not produce the cash tax benefits we anticipate. In connection with the spin-off, we completed an internal reorganization, which included transactions that were structured in a manner intended to result, for U.S. federal income tax purposes, in our recognition of built-in losses in properties used in the North American and Luxury segments of the Timeshare division. Our recognition of these built-in losses and corresponding tax deductions has generated and we expect will continue to generate significant cash tax benefits for us. Although we received a private letter ruling from the IRS and an opinion from our tax counsel confirming that these built-in losses may be recognized and deducted by us, the private letter ruling and opinion that we received are subject to the continuing validity of any assumptions and representations reflected therein. Accordingly, the IRS could determine that the built-in losses should not have been recognized or deductions for such losses should be disallowed and a court could agree with the IRS. If we were unable to deduct these losses for U.S. federal income tax purposes, and, instead, the tax basis of the properties attributable to the built-in losses were available to MVW and its subsidiaries, MVW has agreed, pursuant to the tax sharing and indemnification agreement, to indemnify us for certain tax benefits that we otherwise have recognized or would have recognized if we were able to deduct such losses. For more information on the cash tax benefits we anticipate, see the "Liquidity and Capital Resources" caption within Part I Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 24, 2012 - April 20, 2012	2.5	$37.48	2.5	33.8
April 21, 2012 - May 18, 2012	4.5	38.59	4.5	29.3
May 19, 2012 - June 15, 2012	3.5	37.40	3.5	25.8

(1)
On February 10, 2012, we announced that our Board of Directors increased, by 35 million shares, the authorization to repurchase our Class A Common Stock. As of June 15, 2012, 25.8 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions.

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
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the twelve and twenty-four weeks ended June 15, 2012, and June 17, 2011, respectively; (ii) the Condensed Consolidated Statements of Comprehensive Income for the twelve and twenty-four weeks ended June 15, 2012, and June 17, 2011, respectively; (iii) the Condensed Consolidated Balance Sheets at June 15, 2012, and December 30, 2011; and (iv) the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 15, 2012, and June 17, 2011, respectively.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
12th day of July, 2012

/s/ Arne M. Sorenson
Arne M. Sorenson
President and Chief Executive Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President and
Chief Financial Officer