Form 10-Q
period 2012-09-07
MARRIOTT INTERNATIONAL INC /MD/
filed 2012-10-04
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 7, 2012
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 315,540,075 shares of Class A Common Stock, par value $0.01 per share, outstanding at September 21, 2012.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
REVENUES
Base management fees	$134	$136	$399	$419
Franchise fees	149	124	420	347
Incentive management fees	36	29	142	121
Owned, leased, corporate housing, and other revenue	200	254	681	727
Timeshare sales and services	—	286	—	850
Cost reimbursements	2,210	2,045	6,415	6,160
	2,729	2,874	8,057	8,624
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	174	219	572	643
Timeshare-direct	—	250	—	720
Timeshare strategy - impairment charges	—	324	—	324
Reimbursed costs	2,210	2,045	6,415	6,160
General, administrative, and other	132	180	439	498
	2,516	3,018	7,426	8,345
OPERATING INCOME (LOSS)	213	(144)	631	279
Gains (losses) and other income	36	(16)	43	(11)
Interest expense	(29)	(39)	(96)	(117)
Interest income	3	2	10	9
Equity in losses	(1)	(2)	(10)	(6)
INCOME (LOSS) BEFORE INCOME TAXES	222	(199)	578	154
(Provision) benefit for income taxes	(79)	20	(188)	(97)
NET INCOME (LOSS)	$143	$(179)	$390	$57
EARNINGS PER SHARE-Basic
Earnings (losses) per share	$0.45	$(0.52)	$1.19	$0.16
EARNINGS PER SHARE-Diluted
Earnings (losses) per share	$0.44	$(0.52)	$1.16	$0.15
CASH DIVIDENDS DECLARED PER SHARE	$0.1300	$0.1000	$0.3600	$0.2875
See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Net income (loss)	$143	$(179)	$390	$57
Other comprehensive income (loss):
Foreign currency translation adjustments	5	(2)	(1)	13
Other derivative instrument adjustments, net of tax	—	(11)	1	(25)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	(1)	(10)
Reclassification of losses, net of tax	(1)	8	—	8
Total other comprehensive income (loss), net of tax	4	(5)	(1)	(14)
Comprehensive income (loss)	$147	$(184)	$389	$43

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	September 7, 2012	December 30, 2011
ASSETS
Current assets
Cash and equivalents	$105	$102
Accounts and notes receivable	841	875
Inventory	11	11
Current deferred taxes, net	146	282
Prepaid expenses	45	54
Other	10	—
	1,158	1,324
Property and equipment	1,421	1,168
Intangible assets
Goodwill	874	875
Contract acquisition costs and other	898	846
	1,772	1,721
Equity and cost method investments	217	265
Notes receivable	171	298
Deferred taxes, net	851	873
Other	275	261
	$5,865	$5,910
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$408	$355
Accounts payable	594	548
Accrued payroll and benefits	668	650
Liability for guest loyalty program	514	514
Other	506	491
	2,690	2,558
Long-term debt	2,101	1,816
Liability for guest loyalty program	1,434	1,434
Other long-term liabilities	936	883
Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	2,515	2,513
Retained earnings	3,434	3,212
Treasury stock, at cost	(7,201)	(6,463)
Accumulated other comprehensive loss	(49)	(48)
	(1,296)	(781)
	$5,865	$5,910

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC. (“MARRIOTT”)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011
OPERATING ACTIVITIES
Net income	$390	$57
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	100	116
Income taxes	154	20
Timeshare activity, net	—	158
Timeshare strategy - impairment charges	—	324
Liability for guest loyalty program	(9)	32
Restructuring costs, net	—	(4)
Asset impairments and write-offs	13	32
Working capital changes and other	160	150
Net cash provided by operating activities	808	885
INVESTING ACTIVITIES
Capital expenditures	(316)	(128)
Dispositions	65	1
Loan advances	(2)	(20)
Loan collections and sales	126	109
Equity and cost method investments	(12)	(71)
Contract acquisition costs	(52)	(54)
Other	(22)	18
Net cash used in investing activities	(213)	(145)
FINANCING ACTIVITIES
Commercial paper/credit facility, net	110	397
Issuance of long-term debt	590	—
Repayment of long-term debt	(368)	(196)
Issuance of Class A Common Stock	81	99
Dividends paid	(110)	(100)
Purchase of treasury stock	(884)	(1,225)
Other financing activities	(11)	—
Net cash used in financing activities	(592)	(1,025)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3	(285)
CASH AND EQUIVALENTS, beginning of period	102	505
CASH AND EQUIVALENTS, end of period	$105	$220
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
Our 2012 third quarter ended on September 7, 2012; our 2011 fourth quarter ended on December 30, 2011; and our 2011 third quarter ended on September 9, 2011. In our opinion, our financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 7, 2012, and December 30, 2011, the results of our operations for the twelve and thirty-six weeks ended September 7, 2012, and September 9, 2011, and cash flows for the thirty-six weeks ended September 7, 2012, and September 9, 2011. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these financial statements.
Restricted Cash
Restricted cash in our Balance Sheets at the end of the 2012 third quarter and year-end 2011 is recorded as $9 million and zero, respectively, in the “Other current assets” line and $20 million and $16 million, respectively, in the “Other long-term assets” line. Restricted cash primarily consists of cash held internationally that we have not repatriated due to statutory, tax and currency risks.

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
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The Internal Revenue Service ("IRS") has examined our federal income tax returns, and we have settled all issues for tax years through 2009. We participated in the IRS Compliance Assurance Program ("CAP") for the 2010 tax year and all but one issue, which we are appealing, are resolved. We participated in CAP for the 2011 tax year, and are participating in CAP for 2012. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Various income tax returns are also under examination by foreign, state and local taxing authorities.
For the third quarter of 2012, we increased our unrecognized tax benefits by $4 million from $40 million at the end of the 2012 second quarter primarily due to a reclassification to deferred tax assets of expenses related to the timeshare spin-off. For the first three quarters of 2012, we increased unrecognized tax benefits by $5 million from $39 million at year-end 2011 primarily due to an increase in our position related to the spin-off of our timeshare operations. The unrecognized tax benefits balance of $44 million at the end of the 2012 third quarter included $28 million of tax positions that, if recognized, would impact our effective tax rate.
We recorded a net $12 million adjustment in the first three quarters of 2012 to reduce shareholders' equity, primarily as a result of additional MVW spin-off adjustments reducing tax benefits to be recognized on the disposition of the timeshare business.
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

We recorded share-based compensation expense related to award grants of $19 million and $22 million for the twelve weeks ended September 7, 2012 and September 9, 2011, respectively, and $57 million and $65 million for the thirty-six weeks ended September 7, 2012 and September 9, 2011, respectively. Deferred compensation costs related to unvested awards totaled $139 million and $101 million at September 7, 2012 and December 30, 2011, respectively.
RSUs
We granted 2.8 million RSUs during the first three quarters of 2012 to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the date of grant. RSUs granted in the first three quarters of 2012 had a weighted average grant-date fair value of $35.
SARs and Stock Options
We granted 1.1 million SARs to officers, key employees, and directors during the first three quarters of 2012. These SARs generally expire ten years after the date of grant and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the date of grant. The weighted average grant-date fair value of SARs granted in the first three quarters of 2012 was $12 and the weighted average exercise price was $35.

We granted 0.3 million stock options to officers and key employees during the first three quarters of 2012. These stock options expire ten years after the date of grant and generally vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the date of grant. The weighted average grant-date fair value of stock options granted in the first three quarters of 2012 was $12 and the weighted average exercise price was $35.

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

We used the following assumptions to determine the fair value of the SARs and stock options granted to employees and directors during the first three quarters of 2012.

Expected volatility	31%
Dividend yield	1.01%
Risk-free rate	1.7 - 2.0%
Expected term (in years)	8 - 10

In making these assumptions, we base expected volatility on the weighted average historical stock volatility. We base risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. The dividend yield assumption takes into consideration both historical levels and expectations of future payout. The weighted average expected terms for SARs and options are a

n output of our valuation model which utilizes historical data in estimating the period of time that the SARs and options are expected to remain unexercised. We calculate the expected terms for SARs and options for separate groups of retirement eligible and non-retirement eligible employees. Our valuation model also uses historical data to estimate exercise behaviors, which includes determining the likelihood that employees will exercise their SARs and options before expiration at a certain multiple of stock price to exercise price.

Other Information

At the end of the 2012 third quarter, we reserved 43 million shares under the Comprehensive Plan, including 19 million shares under the Stock Option Program and the SAR Program.

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

	At September 7, 2012		At Year-End 2011
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$23	$27	$31	$25
Senior, mezzanine, and other loans	171	164	298	252
Restricted cash	20	20	16	16
Marketable securities	51	51	50	50

Total long-term financial assets	$265	$262	$395	$343
Senior Notes	$(1,484)	$(1,657)	$(1,286)	$(1,412)
Commercial paper	(441)	(441)	(331)	(331)
Other long-term debt	(132)	(137)	(137)	(137)
Other long-term liabilities	(98)	(98)	(77)	(77)

Total long-term financial liabilities	$(2,155)	$(2,333)	$(1,831)	$(1,957)
We estimate the fair value of our senior, mezzanine, and other loans by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs. The carrying value of our restricted cash approximates its fair value.
We estimate the fair value of our cost method investments by applying a cap rate to stabilized earnings (a market approach using Level 3 inputs). During the third quarter of 2012, we determined that a cost method investment was other-than-temporarily impaired and accordingly, we recorded the investment at its fair value as of the end of the 2012 third quarter ($12 million) and reflected the $7 million loss in the "(Losses) gains and other income" caption of our Income Statement. We estimated the fair value of the investment using cash flow projections discounted at risk premiums commensurate with market conditions. We used Level 3 inputs for these discounted cash flow analyses and our assumptions included revenue forecasts, cash flow projections, and timing of the sale of each hotel in the underlying investment.
We are required to carry our marketable securities at fair value. We value these securities using directly observable Level 1 inputs. The carrying value of our marketable securities at the end of our 2012 third quarter was $51 million, which included debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs as well as shares of a publicly traded company. During the third quarter of 2011, we determined that the shares of a publicly traded company that we hold were other-than-temporarily impaired and, accordingly, at the end of the 2011 third quarter we recognized an $18 million loss which we reflected in the "(Losses) gains and other income" caption of our Income Statement. This loss included $10 million of losses that had been recorded in other comprehensive income as of the end of the 2011 second quarter, which were also included in the "Reclassification of losses" caption of our Condensed Consolidated Statements of Comprehensive Income for the twelve and thirty-six weeks ended September 9, 2011.
We estimate the fair value of our other long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. At year-end 2011 and the end of the 2012 third quarter, the carrying value of our commercial paper approximated its fair value due to the short maturity. Other long-term liabilities primarily consist of guarantee costs, reserves and deposit liabilities. The carrying values of our guarantee costs, reserves and deposit liabilities approximate their fair values.
We estimate that the fair values of the Company's letters of credit and surety bonds are the same as the contract values based on the nature of the fee arrangements with the issuing financial institutions. See Footnote No. 12, "Contingencies" for the related balances.
See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” of our 2011 Form 10-K for more information.

6.	Earnings Per Share
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
(in millions, except per share amounts)
Computation of Basic Earnings Per Share
Net income (loss)	$143	$(179)	$390	$57
Weighted average shares outstanding	319.4	345.4	327.0	356.5
Basic earnings (losses) per share	$0.45	$(0.52)	$1.19	$0.16
Computation of Diluted Earnings Per Share
Net income (loss)	$143	$(179)	$390	$57
Weighted average shares outstanding	319.4	345.4	327.0	356.5
Effect of dilutive securities
Employee stock option and SARs plans	6.0	—	6.5	9.2
Deferred stock incentive plans	0.8	—	0.9	0.9
Restricted stock units	3.1	—	3.1	3.2
Shares for diluted earnings per share	329.3	345.4	337.5	369.8
Diluted earnings (losses) per share	$0.44	$(0.52)	$1.16	$0.15

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings. We did not include the following shares in the “Effect of dilutive securities” caption in the preceding table, as it would have been antidilutive to do so because we recorded a loss for the 2011 third quarter: 7.7 million employee stock option and SARs plans shares, 0.9 million deferred stock incentive plans shares, and 2.8 million restricted stock unit shares.

In accordance with the applicable accounting guidance for calculating earnings per share, we have not included the following stock options and SARs in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the twelve-week period ended September 7, 2012, 1.0 million options and SARs;

(b)	for the twelve-week period ended September 9, 2011, 4.2 million options and SARs;

(c)	for the thirty-six week period ended September 7, 2012, 1.0 million options and SARs; and

(d)	for the thirty-six week period ended September 9, 2011, 1.0 million options and SARs.

7.	Inventory
Inventory, totaling $11 million as of both September 7, 2012 and December 30, 2011, primarily consists of hotel operating supplies for the limited number of properties we own or lease.

8.	Property and Equipment
We show the composition of our property and equipment balances in the following table:

	At Period End
($ in millions)	September 7, 2012	December 30, 2011
Land	$553	$454
Buildings and leasehold improvements	682	667
Furniture and equipment	842	810
Construction in progress	322	164
	2,399	2,095
Accumulated depreciation	(978)	(927)
	$1,421	$1,168

In the following table, we show the composition of our assets recorded under capital leases, which we have included in our property and equipment total balances in the preceding table:

	At Period End
($ in millions)	September 7, 2012	December 30, 2011
Land	$29	$30
Buildings and leasehold improvements	135	128
Furniture and equipment	37	34
Construction in progress	4	3
	205	195
Accumulated depreciation	(80)	(76)
	$125	$119

9.	Notes Receivable
We show the composition of our notes receivable balances (net of reserves and unamortized discounts) in the following table:

	At Period End
($ in millions)	September 7, 2012	December 30, 2011
Senior, mezzanine, and other loans	$256	$382
Less current portion	(85)	(84)
	$171	$298

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in our Balance Sheets. We show the composition of our long-term notes receivable balances (net of reserves and unamortized discounts) in the following table:

	At Period End
($ in millions)	September 7, 2012	December 30, 2011
Loans to equity method investees	$—	$2
Other notes receivable	171	296
	$171	$298

The following tables show future principal payments (net of reserves and unamortized discounts) as well as interest rates, and unamortized discounts for our notes receivable.
Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates

($ in millions)	Amount
2012	$34
2013	66
2014	44
2015	41
2016	—
Thereafter	71
Balance at September 7, 2012	$256
Weighted average interest rate at September 7, 2012	4.9%
Range of stated interest rates at September 7, 2012	0 to 12.7%

Notes Receivable Unamortized Discounts

($ in millions)	Total
Balance at year-end 2011	$12
Balance at September 7, 2012	$12

At the end of the 2012 third quarter, our recorded investment in impaired “Senior, mezzanine, and other loans” was $102 million, we had an $88 million notes receivable reserve representing an allowance for credit losses, leaving $14 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2011, our recorded investment in impaired “Senior, mezzanine, and other loans” was $96 million, and we had a $78 million notes receivable reserve representing an allowance for credit losses, leaving $18 million of our investment in impaired loans, for which we had no related allowance for credit losses. During the first three quarters of 2012 and full fiscal year 2011, our average investment in impaired “Senior, mezzanine, and other loans” totaled $99 million and $89 million, respectively.

The following table summarizes the activity related to our “Senior, mezzanine, and other loans” notes receivable reserve for the first three quarters of 2012:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2011	$78
Additions	2
Reversals	(1)
Write-offs	(1)
Transfers and other	10
Balance at September 7, 2012	$88
At the end of the 2012 third quarter, past due senior, mezzanine, and other loans totaled $7 million.

10.	Long-term Debt
We provide detail on our long-term debt balances in the following table:

	At Period End
($ in millions)	September 7, 2012	December 30, 2011
Senior Notes:
Series F, matured June 15, 2012	$—	$348
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.51%)(1)	308	307
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.27%)(1)	289	289
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.42%)(1)	292	291
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013 (effective interest rate of 5.68%)(1)	400	399
Series K, interest rate of 3.000%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.08%)(1)	594	—
Commercial paper, average interest rate of 0.4158% at September 7, 2012	441	331
$1,750 Credit Facility	—	—
Other	185	206
	2,509	2,171
Less current portion	(408)	(355)
	$2,101	$1,816

(1)	Face amount and effective interest rate are as of September 7, 2012.

All of our long-term debt was, and to the extent currently outstanding is recourse to us but unsecured. Other debt in the preceding table includes capital leases, among other items.

During our 2012 third quarter, we entered into a terms agreement with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and other underwriters to issue $350 million aggregate principal amount of 3.250 percent Series L Notes due 2022 (the "Series L Notes"). The offering of the Notes closed after the end of the 2012 third quarter, on September 10, 2012. We received net proceeds of approximately $346 million from the offering of the Notes, after deducting the underwriting discount and estimated expenses. We will pay interest on the Series L Notes on March 15 and September 15 of each year, commencing on March 15, 2013. The Notes will mature on September 15, 2022, and we may redeem them, in whole or in part, at our option, under the terms provided in the form of Note.
At the end of the second quarter of 2012, we made a $356 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series F Notes.

In the first quarter of 2012, we issued $600 million aggregate principal amount of 3.000 percent Series K Notes due 2019 (the "Series K Notes") under the Indenture, completed in two offerings: (1) $400 million aggregate principal amount which closed on February 27, 2012 and (2) $200 million aggregate principal amount which closed on March 14, 2012. We received total net proceeds of approximately $590 million from these offerings, after deducting underwriting discounts and estimated expenses. We pay interest on the Series K Notes on March 1 and September 1 of each year, which commenced on September 1, 2012. The Notes will mature on March 1, 2019, and we may redeem them, in whole or in part, at our option, under the terms provided in the form of Note.
We issued both the Series K and the Series L Notes under an indenture dated as of November 16, 1998 with The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee.

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
We show future principal payments (net of unamortized discounts) and unamortized discounts for our debt in the following tables:
Debt Principal Payments (net of unamortized discounts)

($ in millions)	Amount
2012	$2
2013	408
2014	46
2015	316
2016	738
Thereafter	999
Balance at September 7, 2012	$2,509
Unamortized Debt Discounts

($ in millions)	Amount
Balance at year-end 2011	$12
Balance at September 7, 2012	$16

We paid cash for interest, net of amounts capitalized, of $62 million in the first three quarters of 2012 and $94 million in the first three quarters of 2011.

11.	Capital Structure

The following table details changes in shareholders’ equity.

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
333.0	Balance at year-end 2011	$(781)	$5	$2,513	$3,212	$(6,463)	$(48)
—	Net income	390	—	—	390	—	—
—	Other comprehensive loss	(1)	—	—	—	—	(1)
—	Cash dividends ($0.3600 per share)	(117)	—	—	(117)	—	—
5.3	Employee stock plan issuance	128	—	14	(51)	165	—
(24.3)	Purchase of treasury stock	(903)	—	—	—	(903)	—
—	Spin-off of MVW adjustment	(12)	—	(12)	—	—	—
314.0	Balance at September 7, 2012	$(1,296)	$5	$2,515	$3,434	$(7,201)	$(49)

12.	Contingencies
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

We measure our liability for guarantees at fair value on a non-recurring basis, that is when we issue the guarantee or when an existing guarantee is modified, using Level 3 internally developed inputs. We generally base our calculation of the estimated fair value of a guarantee on the income approach or the market approach, depending on the type of guarantee. For the income approach, we use internally developed discounted cash flow and Monte Carlo simulation models that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed growth rates and demand trends; historical volatility of projected performance; the guaranteed obligations; and applicable discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. For the market approach, we use internal analyses based primarily on market comparable data and our assumptions about market capitalization rates, credit spreads, growth rates, and inflation.

We show the maximum potential amount of future fundings and the carrying amount of the liability for guarantees at September 7, 2012 for which we are the primary obligor in the following table.

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Guarantees
Debt service	$88	$7
Operating profit	144	71
Other	13	2
Total guarantees where we are the primary obligor	$245	$80

We included our liability for guarantees at September 7, 2012 for which we are the primary obligor in our

Balance Sheet as follows: $10 million in the “Other current liabilities” and $70 million in the “Other long-term liabilities.”

Our guarantees listed in the preceding table include $40 million of operating profit guarantees and $34 million of debt service guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
The guarantees in the preceding table do not include the following:

•
$145 million of guarantees related to Senior Living Services lease obligations of $111 million (expiring in 2018) and lifecare bonds of $34 million (estimated to expire in 2016), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $5 million of the lifecare bonds; Health Care Property Investors, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $28 million of the lifecare bonds, and Five Star Senior Living is the primary obligor on the remaining $1 million of lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability associated with these guarantees had a carrying value of $3 million at September 7, 2012. In 2011 Sunrise provided us $3 million cash collateral to cover potential exposure under the existing lease and bond obligations for 2012 and 2013. In conjunction with our consent of the extension in 2011 of certain lease obligations for an additional five-year term until 2018, Sunrise provided us an additional $1 million cash collateral and an $85 million letter of credit issued by Key Bank to secure our exposure under the lease guarantees for the continuing leases during the extension term and certain other obligations of Sunrise. During the extension term, Sunrise agreed to make an annual payment to us with respect to the cash flow of the continuing lease facilities, subject to a $1 million annual minimum.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $39 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $5 million (€4 million) of which remained at September 7, 2012. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
Certain guarantees and commitments relating to the timeshare business, which were outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. These MVW payment obligations, for which we currently have a total exposure of $32 million, relate to a project completion guarantee, various letters of credit, and several guarantees. MVW has indemnified us for these obligations. Most of the obligations expire in 2012, 2013, and 2014, except for one guarantee in the amount of $20 million (Singapore Dollars 24 million) that expires in 2022. We have not funded any amounts under these obligations, and do not expect to do so in the future. Our liability for these obligations had a carrying value of $2 million at September 7, 2012. See Footnote No. 16 "Spin-off" of the Notes to our Financial Statements in this Form 10-Q for more information on the spin-off of our timeshare operations and timeshare development business.

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

•
A project completion guarantee that we provided to a lender for a joint venture project with an estimated aggregate total cost of $515 million (Canadian $511 million). The associated joint venture will satisfy payments for cost overruns for this project through contributions from the partners or from borrowings, and we are liable on a several basis with our partners in an amount equal to our 20 percent pro rata ownership in the joint venture. In 2010, our partners executed documents indemnifying us for any payments that may be required for this guarantee obligation. Our liability associated with this project completion guarantee had a carrying value of $3 million at September 7, 2012. As of the end of the 2012 third quarter, we satisfied our obligations under this guarantee and we expect to be released by the lender in the fourth quarter of 2012.

•
A guarantee related to a lease, originally entered into in 2000, for which we became secondarily liable in the 2012 second quarter as a result of the sale of the ExecuStay corporate housing business to Oakwood. Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at the end of the 2012 third quarter for this guarantee is $11 million in future rent payments if the lease is terminated through 2013 and will be reduced to $6 million if the lease is terminated from 2014 through the end of the lease in 2019. Our liability associated with this guarantee had a carrying value of $1 million at September 7, 2012.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments and Letters of Credit
In addition to the guarantees noted in the preceding paragraphs, as of September 7, 2012, we had the following commitments outstanding:

•
Commitments to invest up to $17 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund these commitments within three years as follows: $2 million in 2012, $10 million in 2013, and $5 million in 2014.

•
A commitment to invest up to $24 million of equity for noncontrolling interests in partnerships that plan to develop limited-service properties. We expect to fund $21 million of this commitment within two years as follows: $8 million in 2012 and $13 million in 2013. We do not expect to fund the remaining $3 million of this commitment.

•	A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property that we expect to fund in 2013.

•	A commitment to invest $20 million in the renovation of a leased hotel. We expect to fund this commitment by 2015.

•
We have a right and under certain circumstances an obligation to acquire our joint venture partner’s remaining 50 percent interest in two joint ventures over the next nine years at a price based on the performance of the ventures. We made a $12 million (€9 million) deposit in conjunction with this contingent obligation in 2011, a $4 million (€3 million) deposit in the second quarter of 2012, and the final deposit of $4 million (€3 million) in the third quarter of 2012. The deposits are refundable to the extent we do not acquire our joint venture partner’s remaining interests.

•
We have a right and under certain circumstances an obligation to acquire the landlord’s interest in the real estate property and attached assets of a hotel that we lease for approximately $41 million (€33 million) during the next two years.

•
Various commitments for the purchase of information technology hardware, software, and maintenance services in the normal course of business totaling $55 million. We expect to fund these commitments within three years as follows: $6 million in 2012, $47 million in 2013, and $2 million in 2014.

•	Several commitments aggregating $32 million with no expiration date and which we do not expect to fund.

•	A commitment, expiring in the 2012 fourth quarter, to invest up to $1 million which we do not expect to fund.

•
$2 million of loan commitments that we have extended to owners of lodging properties. We do not expect to fund these commitments, $1 million of which will expire within three years and $1 million will expire after five years.

At September 7, 2012, we had $64 million of letters of credit outstanding ($63 million outside the Credit Facility and approximately $1 million under our Credit Facility), the majority of which related to our self-insurance programs. Surety bonds issued as of September 7, 2012, totaled $118 million, the majority of which federal, state and local governments requested in connection with our self-insurance programs.
Legal Proceedings
On January 19, 2010, several former Marriott employees (the "plaintiffs") filed a putative class action complaint against us and the Stock Plan (the "defendants"), alleging that certain equity awards of deferred bonus stock granted to the plaintiffs and other current and former employees for fiscal years 1963 through 1989 are subject to vesting requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), that are in certain circumstances more rapid than those set forth in the awards, various other purported ERISA violations, and various breaches of contract in connection with the awards. The plaintiffs seek damages, class attorneys' fees and interest, with no amounts specified. The action is proceeding in the United States District Court for the District of Maryland (Greenbelt Division) and Dennis Walter Bond Sr. and Michael P. Steigman are the current named plaintiffs. The parties currently are engaged in limited discovery concerning the issues of statute of limitations and class certification. We anticipate filing a motion for summary judgment in the fall of 2012. We and the Stock Plan have denied all liability, and while we intend to vigorously defend against the claims being made by the plaintiffs, we can give you no assurance about the outcome of this lawsuit. We currently cannot estimate the range of any possible loss to the Company because an amount of damages is not claimed, there is uncertainty as to whether a class will be certified and if so as to the size of the class, and the possibility of our prevailing on our statute of limitations defense may significantly limit any claims for damages.
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
Revenues

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
North American Full-Service Segment	$1,332	$1,232	$4,006	$3,788
North American Limited-Service Segment	612	587	1,735	1,653
International Segment	321	293	898	860
Luxury Segment	394	362	1,221	1,138
Former Timeshare Segment	—	377	—	1,125
Total segment revenues	2,659	2,851	7,860	8,564
Other unallocated corporate	70	23	197	60
	$2,729	$2,874	$8,057	$8,624

Net Income (Loss)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
North American Full-Service Segment	$76	$71	$275	$238
North American Limited-Service Segment	157	97	347	267
International Segment	36	35	117	116
Luxury Segment	20	8	66	46
Former Timeshare Segment	—	(302)	—	(238)
Total segment financial results	289	(91)	805	429
Other unallocated corporate	(41)	(81)	(141)	(201)
Interest expense and interest income (1)	(26)	(27)	(86)	(74)
Income taxes	(79)	20	(188)	(97)
	$143	$(179)	$390	$57

(1)
Of the $39 million and $117 million of interest expense shown on the Income Statement for the twelve and thirty-six weeks ended September 9, 2011, respectively, we allocated $10 million and $34 million, respectively, to our former Timeshare Segment.

Equity in Losses of Equity Method Investees

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
North American Full-Service Segment	$—	$1	$1	$1
North American Limited-Service Segment	—	—	1	(1)
International Segment	—	1	2	—
Luxury Segment	—	(6)	(11)	(8)
Total segment equity in losses	$—	$(4)	$(7)	$(8)
Other unallocated corporate	(1)	2	(3)	2
	$(1)	$(2)	$(10)	$(6)

Assets

	At Period End
($ in millions)	September 7, 2012	December 30, 2011
North American Full-Service Segment	$1,234	$1,241
North American Limited-Service Segment	459	497
International Segment	1,011	1,026
Luxury Segment	1,029	931
Total segment assets	3,733	3,695
Other unallocated corporate	2,132	2,215
	$5,865	$5,910

14.	Acquisitions and Dispositions

2012 Completed Acquisitions

In the first quarter of 2012, we acquired land and a building we plan to develop into a hotel for $160 million in cash. In conjunction with this acquisition, we had also made a cash deposit of $6 million late in 2011.

In the second quarter of 2012, we entered into a definitive agreement with Gaylord Entertainment Company ("Gaylord Entertainment") to acquire the Gaylord brand and hotel management company. On September 25, 2012, Gaylord Entertainment’s shareholders approved its conversion into a real estate investment trust. On October 1, 2012 ("the acquisition date"), after the end of the 2012 third quarter, we acquired the Gaylord brand and hotel management company for $210 million in cash and recognized $210 million in intangible assets at the acquisition date, primarily reflecting deferred contract acquisition costs. Gaylord Entertainment continues to own the existing Gaylord hotels following the acquisition and we have assumed management of these properties under the Gaylord Hotel brand under long-term management agreements. We added four hotels and 7,800 rooms to our North American full-service portfolio as part of this transaction. We also agreed to manage other attractions for Gaylord Entertainment including a showboat, golf course, saloon, and another hotel with approximately 300 rooms. We assumed management of the attractions on October 1, 2012 with the exception of the hotel which we expect we will begin managing on December 1, 2012.

2012 Completed Dispositions

During the 2012 third quarter, we completed the sale of an equity interest in a North American Limited-Service joint venture (formerly two joint ventures which were merged before the sale) and we amended certain provisions of the management agreements for the underlying hotel portfolio. As a result of this transaction, we received cash proceeds of $96 million, including $30 million of proceeds which is refundable over the term of the management agreements if the hotel portfolio does not meet certain quarterly hotel performance thresholds. To the extent the hotel portfolio meets the quarterly hotel performance thresholds, we will recognize the $30 million of proceeds over the remaining term of the management agreements as base fee revenue. In the 2012 third quarter, we recognized a gain of $41 million, which consisted of: (1) $20 million related to the recognition of gain we deferred in 2005 because we retained the equity interest following the original sale of land to one of the joint ventures and because there were contingencies associated with the 2005 transaction that expired with this sale; and (2) $21 million related to the gain on the sale of the equity interest. We also recognized base management fee revenue in the 2012 third quarter totaling $7 million, primarily that we deferred prior to the transaction.

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

In conjunction with the transaction with CTF described more fully in Footnote No. 8, “Acquisitions and Dispositions,” of our Annual Report on Form 10-K for 2007, under the caption “2005 Acquisitions,” we manage hotels on behalf of tenant entities 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At September 7, 2012, we managed six hotels on behalf of three tenant entities. The entities have minimal equity and minimal assets comprised of hotel working capital and furniture, fixtures, and equipment. In conjunction with the 2005 transaction, CTF had placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from its guarantees fully in connection with three of these properties and partially in connection with the other three properties. As of year-end 2011, the trust account had been fully depleted. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not have: (1) the power to direct the activities that most significantly impact the entities' economic performance or (2) the obligation to absorb losses of the entities or the right to receive benefits from the entities that could potentially be significant. We are liable for rent payments for three of the six hotels if there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these hotels totaled approximately $13 million at the end of the 2012 third quarter. In addition, as of the end of the 2012 third quarter we are liable for rent payments of up to an aggregate cap of $11 million for the three other hotels if there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

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
Prior to the spin-off, in preparing our former Timeshare segment to operate as an independent, publicly traded company, management approved a plan in the 2011 third quarter for our former Timeshare segment to accelerate cash flow through the monetization of certain excess undeveloped land and to accelerate sales of excess built luxury fractional and residential inventory. As a result, in accordance with the guidance for accounting for the impairment or disposal of long-lived assets, we recorded a pre-tax non-cash impairment charge of $324 million ($234 million after-tax) in our 2011 third quarter Income Statements under the "Timeshare strategy-impairment charges" caption because the nominal cash flows from the planned land sales and the estimated fair values of the land and excess built luxury inventory were less than their respective carrying values. We estimated the fair values of the land and the excess built luxury inventory using Level 3 inputs. Please see Footnote No. 18, "Timeshare Strategy-Impairment Charges" of the Notes to our Financial Statements in our 2011 Form 10-K for additional information on these charges.

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

BUSINESS AND OVERVIEW

Lodging Business

Our lodging business model primarily involves managing and franchising hotels, rather than owning them. At September 7, 2012, we operated 43 percent of the hotel rooms in our worldwide system under management agreements, our franchisees operated 54 percent under franchise agreements, we owned or leased 2 percent, and unconsolidated joint ventures that we have an interest in held management and franchise agreements for 1 percent.

Our emphasis on long-term management contracts and franchising tends to provide more stable earnings in periods of economic softness, while the addition of new hotels to our system generates growth, typically with little or no investment by the company. This strategy has allowed substantial growth while minimizing financial leverage and risk in a cyclical industry. In addition, we believe we maintain our financial flexibility by minimizing our capital investments and adopting a strategy of recycling the investments that we make.

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
We remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control costs at company-operated properties as well as costs above-property. Our brands remain strong as a result of skilled management teams, dedicated associates, superior customer service with an emphasis on guest and associate satisfaction, significant distribution, our Marriott Rewards and The Ritz-Carlton Rewards loyalty programs, a multichannel reservations system, and desirable property amenities. We strive to effectively leverage our size and broad distribution. We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We address, through various means, hotels in the system that do not meet standards. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use website, Marriott.com, through functionality and service improvements, and we expect to continue capturing an increasing proportion of property-level reservations via this cost-efficient channel.

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

Lodging Results
Conditions for our lodging business continued to improve in the first three quarters of 2012, reflecting generally low supply growth, a favorable economic climate in many markets around the world, the impact of operating efficiencies across our company, and a year-over-year increase in the number of hotels. During this period, most markets in North and South America and Mexico experienced strong demand. However, some markets, particularly the greater Washington D.C. market experienced weak demand. In the greater Washington, D.C. market and particularly in the surrounding suburban markets, government spending restrictions reduced lodging demand as did a shorter congressional calendar earlier in 2012. The D.C. market also experienced customarily lower demand levels in 2012 associated with an election year, although leisure and group business were strong in the summer months. Economic growth in Europe was moderate during the first three quarters of 2012; reflecting strong demand in most international gateway cities, but weaker demand in markets dependent on more regional demand. In the 2012 third quarter, the business benefited from the Olympic Games in London and the Euro Cup Soccer Championship in Warsaw. In the first three quarters of 2012, demand was strong in the United Arab Emirates, but remained weak in Egypt, Jordan, Kuwait, and Oman. Demand in the Asia Pacific region continued to be strong in the first three quarters of 2012 particularly for properties in Thailand and China. Demand in China in the 2012 second and third quarters moderated somewhat as compared to the 2012 first quarter, particularly reflecting declines in government related travel ahead of the upcoming change in leadership there, moderating economic growth, and new supply in several markets. Lodging demand in gateway cities in China remained strong. RevPAR in India softened throughout 2012, reflecting the country's challenging economic environment and increased supply.

In the third quarter of 2012, as compared to the year ago quarter, worldwide average daily rates increased 4.7 percent on a constant dollar basis to $134.59 for comparable systemwide properties, with RevPAR increasing 6.0 percent to $100.40 and occupancy increasing 0.9 percentage points to 74.6 percent. For the first three quarters of 2012, as compared to the first three quarters of 2011, worldwide average daily rates increased 4.2 percent on a constant dollar basis to $136.51 for comparable systemwide properties, with RevPAR increasing 6.5 percent to $97.89 and occupancy increasing 1.6 percentage points to 71.7 percent.

We monitor market conditions and carefully price our rooms daily to meet individual hotel demand levels. We also modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms continued to improve in most markets in the first three quarters of 2012, which allowed us to reduce discounting and special offers for transient business in many markets. This mix improvement benefited average daily rates. Our company-operated properties continuously monitor costs as we focus on enhancing property-level house profit margins and actively pursuing productivity improvements.

The hotels in our system serve both transient and group customers. Overall, business transient and leisure transient demand was strong in the first three quarters of 2012. Group demand remained strong in the first three quarters of 2012 and the group revenue booking pace for comparable North American Marriott Hotels & Resorts properties for the remainder of 2012 is up nearly 9 percent year-over-year. For 2013, group revenue booking pace for those properties is up over 7 percent with nearly 4 percent improvement in room rates over a strong 2012. Typically, two-thirds of group business is booked before the year of arrival and one-third is booked in the year of arrival. During an economic recovery, group pricing tends to lag transient pricing due to the significant lead times for group bookings. Group business booked in earlier periods at lower rates continues to roll off, and with improving group demand, is replaced with bookings reflecting generally higher rates. In the first three quarters of 2012, group customers spent more on their meetings and property-level food and beverage volumes improved. Additionally, we saw an increase in short-term bookings for both large and small groups during the first three quarters of 2012, and attendance at meetings frequently exceeded initial projections. In the 2012 third quarter, the booking window lengthened as meeting planners reserved meeting and guest room space further in advance to ensure availability.

Lodging System Growth and Pipeline

During the first three quarters of 2012, we added 13,166 rooms (gross) to our system. Approximately 42 percent of new rooms are located outside the United States and 28 percent of the room additions are conversions from competitor brands. At the end of the 2012 third quarter, we had over 120,000 rooms in our lodging development pipeline, which does not include the five hotels (approximately 8,100 rooms) from our acquisition of the Gaylord brand and hotel management company, which we completed early in the 2012 fourth quarter. For the full 2012 fiscal year, we expect to add approximately 28,000 rooms (gross) to our system, including 8,100 rooms from the Gaylord transaction. See the following paragraph for additional information regarding the Gaylord transaction. During the first three quarters of 2012, construction delays in Asia, the Middle East, and Mexico have pushed some hotel openings that were expected in 2012 into 2013. We expect approximately 10,000 rooms to exit the system during the 2012 full fiscal year, largely due to financial and quality issues. For the 2013 fiscal year, we expect to add 30,000 to 35,000 rooms (gross) to our system. The figures in this paragraph do not include residential, timeshare, or ExecuStay units.

Lodging Transactions
In the second quarter of 2012, we entered into a definitive agreement with Gaylord Entertainment Company ("Gaylord Entertainment") to acquire the Gaylord brand and hotel management company. On October 1, 2012, after the end of the 2012 third quarter, we acquired the Gaylord brand and hotel management company for $210 million. Gaylord Entertainment continues to own the existing Gaylord hotels and we assumed management of these properties under the Gaylord Hotel brand subject to long-term management agreements. We added four hotels and approximately 7,800 rooms to our North American full-service portfolio on October 1, 2012 as part of this transaction. In addition, we agreed to manage four other attractions for Gaylord Entertainment, including another hotel with approximately 300 rooms. We assumed management of the attractions on October 1, 2012 with the exception of the hotel which we expect we will begin managing on December 1, 2012.
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
During the 2012 third quarter, we completed the sale of an equity interest in a North American Limited-Service joint venture and we amended certain provisions of the management agreements for the underlying hotel portfolio. As a result of this transaction we received cash proceeds of $96 million, including $30 million of proceeds which is refundable over the term of the management agreements if the hotel portfolio does not meet certain quarterly hotel performance thresholds. To the extent the hotel portfolio meets the quarterly hotel performance thresholds, we will recognize the $30 million of proceeds over the remaining term of the management agreements as base fee revenue. In the 2012 third quarter, we recognized a gain of $41 million, which consisted of: (1) $20 million related to the recognition of gain we deferred in 2005 because we retained the equity interest following the original sale of land to one of the joint ventures and because there were contingencies associated with the 2005 transaction that expired with this sale; and (2) $21 million related to the gain on the sale of the equity interest. We also recognized base management fee revenue in the 2012 third quarter totaling $7 million, primarily that we deferred prior to the transaction.
See Footnote No. 14 "Acquisitions and Dispositions" of the Notes to our Financial Statements in this Form 10-Q for more information on these lodging transactions.

Timeshare Spin-off and Timeshare Strategy-Impairment Charges

On November 21, 2011 ("the spin-off date"), we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our wholly owned subsidiary Marriott Vacations Worldwide Corporation ("MVW"). We now earn license fees from MVW under license agreements that we include in franchise fees. We do not allocate MVW license fees to any of our segments and instead include them in "other unallocated corporate."

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
As further detailed in Footnote No. 16, "Spin-off" of this Form 10-Q, prior to the spin-off we recorded a pre-tax non-cash impairment charge of $324 million ($234 million after-tax) in our 2011 third quarter Income Statements under the “Timeshare strategy-impairment charges” caption.

CONSOLIDATED RESULTS

As noted in the preceding "Business and Overview" section, we completed the spin-off of our timeshare operations and timeshare development business in late 2011. Accordingly, we no longer have a Timeshare segment and instead now earn license fees that we do not allocate to any of our segments and include in "other unallocated corporate." The following tables detail the components of our former Timeshare segment revenues and results as well as certain items that we did not allocate to our Timeshare segment for the twelve and thirty-six weeks ended September 9, 2011 and also shows the components of revenue, interest income and interest expense we received from MVW for the twelve and thirty-six weeks ended September 7, 2012.

	Twelve Weeks Ended			Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011	Change 2012/2011	September 7, 2012	September 9, 2011	Change 2012/2011
Former Timeshare segment revenues
Base fee revenue	$—	$14		$—	$40
Total sales and services revenue	—	286		—	850
Cost reimbursements	—	77		—	235
Former Timeshare segment revenues	—	377	$(377)	—	1,125	$(1,125)

Other base fee revenue	—	2	(2)	—	4	(4)

Other unallocated corporate revenues from MVW
Franchise fee revenue	15	—		42	—
Cost reimbursements	33	—		93	—
Revenues from MVW	48	—	48	135	—	135

Total revenue impact	$48	$379	$(331)	$135	$1,129	$(994)

	Twelve Weeks Ended			Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011	Change 2012/2011	September 7, 2012	September 9, 2011	Change 2012/2011
Former Timeshare segment results operating income impact
Base fee revenue	$—	$14		$—	$40
Timeshare sales and services, net	—	36		—	130
Timeshare strategy-impairment charges	—	(324)		—	(324)
General, administrative, and other expense	—	(17)		—	(50)
Former Timeshare segment results operating income impact [1]	—	(291)	$291	—	(204)	$204

Other base fee revenue	—	2	(2)	—	4	(4)
General, administrative, and other expenses
Timeshare spin-off costs	—	(8)	8	—	(12)	12
Other miscellaneous expenses	—	(2)	2	—	(2)	2

Other Unallocated corporate operating income impact from MVW
Franchise fee revenue	15	—	15	42	—	42

Total operating income (loss) impact	15	(299)	314	42	(214)	256
Gains (losses) and other income [1]	—	(1)	1	—	—	—
Interest expense [1]	(2)	(10)	8	(6)	(34)	28
Capitalized interest	—	2	(2)	—	5	(5)
Interest income	3	—	3	8	—	8
Equity in earnings (losses)	—	4	(4)	—	4	(4)
Income (loss) before income taxes spin-off impact	$16	$(304)	$320	$44	$(239)	$283
1 Timeshare segment results for the twelve weeks ended September 9, 2011 totaled a loss of $302 million and consisted of $291 million of operating losses, $10 million of interest expense, and $1 million of other losses. Timeshare segment results for the thirty-six weeks ended September 9, 2011 totaled a loss of $238 million and consisted of $204 million of operating losses and $34 million of interest expense.

The following discussion presents an analysis of results of our operations for the twelve and thirty-six weeks ended September 7, 2012, compared to the twelve and thirty-six weeks ended September 9, 2011. The results for the first three quarters of 2011 include the results of the former Timeshare segment.
Revenues
Twelve Weeks. Revenues decreased by $145 million (5 percent) to $2,729 million in the third quarter of 2012 from $2,874 million in the third quarter of 2011. As detailed in the preceding table, the spin-off contributed to a net $331 million decrease in revenues that was partially offset by a $186 million increase in revenues in our lodging business.

The $186 million increase in revenues for our lodging business was a result of: higher cost reimbursements revenue ($209 million), higher base management fees ($14 million), higher franchise fees ($10 million), and higher incentive management fees ($7 million (comprised of a $4 million increase for North America and a $3 million increase outside of North America)), partially offset by lower owned, leased, corporate housing, and other revenue ($54 million (which includes a $29 million reduction associated with our sold corporate housing business as further discussed below)).
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer, but also includes reimbursements for other costs, such as those associated with our Marriott Rewards and Ritz-Carlton Rewards programs. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. We also receive cost reimbursements revenue from MVW for reimbursement of certain costs incurred in conjunction with transition services agreements and participation in our rewards program. The $165 million increase in total cost reimbursements revenue, to $2,210 million in the 2012 third quarter from $2,045 million in the 2011 third quarter, reflected a $209 million increase (allocated across our lodging business) as a result of the impact of higher property-level demand and growth across the system, partially offset by a net $44 million decline in timeshare-related cost reimbursements due to the spin-off. Since the end of the 2011 third quarter, our managed rooms decreased by 1,819 rooms net of hotels added to our system, primarily due to conversions to franchised rooms. We added 11,800 franchised rooms to our system, net of hotels exiting the system, since the end of the 2011 third quarter.
The $2 million decrease in total base management fees, to $134 million in the 2012 third quarter from $136 million in the 2011 third quarter, primarily reflected a decline of $16 million in former Timeshare segment and previously unallocated base management fees due to the spin-off, partially offset by a net increase of $14 million across our lodging business primarily as a result of stronger RevPAR ($6 million) as well as the recognition in the 2012 third quarter of $7 million of previously deferred base management fees in conjunction with the sale of our equity interest in a North American-Limited Service joint venture. The $25 million increase in total franchise fees, to $149 million in the 2012 third quarter from $124 million in the 2011 third quarter, primarily reflected an increase of $15 million in MVW license fees due to our arrangement with MVW that we entered into in connection with the spin-off and an increase of $10 million across our lodging business primarily as a result of stronger RevPAR ($6 million) and the impact of unit growth across the system ($3 million). The $7 million increase in incentive management fees from $29 million in the third quarter of 2011 to $36 million in the third quarter of 2012 primarily reflected higher net property-level income resulting from higher property-level revenue as well as recognition of $3 million of incentive management fees due to contract revisions for certain International segment properties, partially offset by the timing of fee recognition for two Luxury segment properties that earned incentive fees in the 2012 first, second, and third quarters as compared to just the 2011 third quarter in the prior year ($3 million) and unfavorable foreign exchange rates ($2 million). The increase in incentive management fees also reflected continued property-level cost controls and, to a lesser extent, new unit growth in international markets.
The $54 million decrease in owned, leased, corporate housing, and other revenue, to $200 million in the 2012 third quarter, from $254 million in the 2011 third quarter, primarily reflected $29 million of lower corporate housing revenue due to the sale of the ExecuStay corporate housing business in the 2012 second quarter, $18 million of lower owned and leased revenue, $7 million of lower hotel agreement termination fees, and $3 million of lower branding fees. The $18 million decrease in owned and leased revenue primarily reflected $6 million of lower revenue at a property that converted from leased to managed at year-end 2011 and $14 million of lower revenue at several owned and leased properties in our International segment, primarily driven by two hotels that left the system, unfavorable foreign exchange rates, and weaker demand at two other hotels. These decreases were partially offset by $6 million of increased revenue at our leased property in London due to strong demand, in part associated with the third quarter 2012 Olympic Games. Combined branding fees associated with card endorsements and the sale of branded residential real estate by others totaled $26 million and $29 million for the 2012 and 2011 third quarters, respectively.

Thirty-six Weeks. Revenues decreased by $567 million (7 percent) to $8,057 million in the first three quarters of 2012 from $8,624 million in the first three quarters of 2011. As detailed in the preceding table, the spin-off contributed to a net $994 million decrease in revenues that was partially offset by a $427 million increase in revenues in our lodging business.

The $427 million increase in revenues for our lodging business was a result of: higher cost reimbursements revenue ($397 million), higher franchise fees ($31 million), higher base management fees ($24 million), and higher incentive management fees ($21 million (comprised of a $10 million increase for North America and an $11 million increase outside of North America)), partially offset by lower owned, leased, corporate housing, and other revenue ($46 million (which includes a $35 million reduction associated with our sold corporate housing business as further discussed below)).
The $255 million increase in total cost reimbursements revenue, to $6,415 million in the first three quarters of 2012 from $6,160 million in the first three quarters of 2011, reflected a $397 million increase (allocated across our lodging business) as a result of the impact of higher property-level demand and growth across the system, partially offset by a net $142 million decline in timeshare-related cost reimbursements due to the spin-off.
The $20 million decrease in total base management fees, to $399 million in the first three quarters of 2012 from $419 million in the first three quarters of 2011, primarily reflected a decline of $44 million in former Timeshare segment and previously unallocated base management fees due to the spin-off, partially offset by a net increase of $24 million across our lodging business. The $24 million net increase in base management fees across our lodging business primarily reflected stronger RevPAR ($19 million) and the impact of unit growth across the system ($4 million), as well as the recognition in the 2012 third quarter of $7 million of previously deferred base management fees in conjunction with the sale of our equity interest in a North American-Limited Service joint venture, partially offset by the unfavorable impact of $3 million of fee reversals in the first three quarters of 2012 for two properties to reflect contract revisions and unfavorable foreign exchange rates ($2 million). The $73 million increase in total franchise fees, to $420 million in the first three quarters of 2012 from $347 million in the first three quarters of 2011, primarily reflected an increase of $42 million in MVW license fees due to our arrangement with MVW that we entered into in connection with the spin-off and an increase of $31 million across our lodging business primarily as a result of stronger RevPAR ($20 million) and the impact of unit growth across the system ($9 million). The $21 million increase in incentive management fees from $121 million in the first three quarters of 2011 to $142 million in the first three quarters of 2012 primarily reflected higher net property-level income resulting from higher property-level revenue as well as recognition of $3 million of incentive management fees due to contract revisions for certain International segment properties, partially offset by unfavorable foreign exchange rates ($3 million). The increase in incentive management fees also reflected continued property-level cost controls and, to a lesser extent, new unit growth in international markets ($3 million).
The $46 million decrease in owned, leased, corporate housing, and other revenue, to $681 million in the first three quarters of 2012, from $727 million in the first three quarters of 2011, primarily reflected $35 million of lower corporate housing revenue due to the sale of the ExecuStay corporate housing business in the 2012 second quarter, and $20 million of lower owned and leased revenue, partially offset by $6 million of higher branding fees and $4 million of higher other revenue. The $20 million decrease in owned and leased revenue primarily reflected: (1) $17 million of lower revenue at a property that converted from leased to managed at year-end 2011; and (2) $26 million of lower revenue at several owned and leased properties in our International segment, primarily driven by two hotels that left the system, weaker demand at two other hotels, and unfavorable foreign exchange rates; partially offset by (3) $13 million of higher revenue at our leased property in London due to strong demand, in part associated with the 2012 third quarter Olympic Games; and (4) $12 million of higher revenue at our leased property in Japan. The property in Japan benefited from favorable comparisons with 2011 as a result of very weak demand due to the earthquake and tsunami as well as a $2 million business interruption payment received in the 2012 second quarter from a utility company. Combined branding fees associated with card endorsements and the sale of branded residential real estate by others totaled $69 million and $63 million for the first three quarters of 2012 and 2011, respectively.

Operating Income (Loss)
Twelve Weeks. Operating income increased by $357 million to operating income of $213 million in the 2012 third quarter from an operating loss of $144 million in the 2011 third quarter. The $357 million increase in operating income reflected a net $314 million favorable variance in operating income due to the spin-off (which included $324 million of Timeshare strategy-impairment charges in the 2011 third quarter) as detailed in the preceding table and a $43 million increase in operating income across our lodging business. The $43 million increase across our lodging business reflected a $21 million decrease in general, administrative and other expenses, a $14 million increase in base management fees, a $10 million increase in franchise fees, and a $7 million increase in incentive management fees, partially offset by $9 million of lower owned, leased, corporate housing, and other revenue net of direct expenses. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees across our lodging business compared to the 2011 third quarter in the preceding “Revenues” section.
The $9 million (26 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $7 million of lower hotel agreement termination fees, $3 million of lower branding fees, and $1 million of net weaker results at some owned and leased properties. Weaker net results at some of our owned and leased properties were primarily driven by lower property-level margins and were partially offset by stronger results at our leased property in London due to strong demand and higher property-level margins.
General, administrative, and other expenses decreased by $48 million (27 percent) to $132 million in the third quarter of 2012 from $180 million in the third quarter of 2011. The decrease reflected a $21 million decrease across our lodging business and a decrease of $27 million due to the spin-off (consisting of $17 million of former Timeshare segment general, administrative, and other expenses and $10 million of other expenses not previously allocated to the former Timeshare segment including $8 million of Timeshare spin-off costs and $2 million of other expenses.) The $21 million decrease across our lodging business was primarily a result of: (1) favorable variances from the following 2011 third quarter items: (a) $5 million impairment of deferred contract acquisition costs and a $5 million accounts receivable reserve, both related to one Luxury segment property whose owner filed for bankruptcy; and (b) $5 million related to a guarantee reserve for one North American Full-Service property and the write-off of contract acquisition costs; and (2) the following favorable third quarter 2012 items: (a) a favorable litigation settlement, partially offset by higher legal expenses, netting to a favorable $5 million; and (b) $4 million of guarantee reserve reversals; partially offset by (3) the following unfavorable third quarter 2012 items: (a) a $3 million guarantee reserve for an International segment property primarily due to cash flow shortfalls at the property; and (b) $2 million of increased compensation and other overhead expenses.
The $21 million decrease in total general, administrative, and other expenses across our lodging business consisted of a $13 million decrease allocated to our Luxury segment, an $8 million decrease that we did not allocate to any of our segments, and a $3 million decrease allocated to our North American Limited-Service segment, partially offset by a $3 million increase allocated to our International segment.

Thirty-six Weeks. Operating income increased by $352 million to $631 million in the first three quarters of 2012 from $279 million in the first three quarters of 2011. The $352 million increase in operating income reflected a net $256 million favorable variance in operating income due to the spin-off, as detailed in the preceding table, and a $96 million increase in operating income across our lodging business. This $96 million increase reflected a $31 million increase in franchise fees, $25 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, a $24 million increase in base management fees, and a $21 million increase in incentive management fees, partially offset by a $5 million increase in general, administrative and other expenses. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees across our lodging business compared to the first three quarters of 2011 in the preceding “Revenues” section.
The $25 million (30 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $15 million of net stronger results particularly at our leased property in Japan

($8 million) and our leased property in London ($8 million), $6 million of higher branding fees, and $4 million of higher other revenue. Our leased property in London benefited from strong demand and higher property-level margins in the 2012 second and third quarters, while our leased property in Japan experienced particularly strong demand in the 2012 second quarter, benefiting from favorable comparisons with 2011 as a result of very weak demand due to the earthquake and tsunami as well as a $2 million business interruption payment received in the 2012 second quarter from a utility company.
General, administrative, and other expenses decreased by $59 million (12 percent) to $439 million in the first three quarters of 2012 from $498 million in the first three quarters of 2011. The $59 million decrease reflected a decline of $64 million due to the spin-off (consisting of $50 million of former Timeshare segment general, administrative, and other expenses and $14 million of other expenses not previously allocated to the former Timeshare segment including $12 million of Timeshare spin-off costs and $2 million of other expenses), partially offset by an increase of $5 million across our lodging business. The $5 million increase across our lodging business was primarily a result of: (1) the following unfavorable 2012 items: (a) $12 million of increased compensation and other overhead expenses; (b) the accelerated amortization of $8 million of deferred contract acquisitions costs related to a North American Full-Service segment property (for which we earned a termination fee that we recorded in owned, leased, corporate housing, and other revenue); and (c) $6 million of guarantee reserves associated with two International segment properties; and (2) the unfavorable variance for a $5 million reversal in 2011 of a loan loss provision related to one property with increased expected future cash flows; partially offset by (3) favorable variances from the following 2011 items: (a) a $5 million impairment of deferred contract acquisition costs and a $5 million accounts receivable reserve, both related to one Luxury segment property whose owner filed for bankruptcy; (b) a $5 million performance cure payment for a North American Full-Service property; and (c) a $4 million guarantee reserve for one North American Full-Service property and the write-off of contract acquisition costs; and (4) a favorable $4 million of guarantee reserve reversals in 2012. See our discussion under the "North American Full-Service Lodging" caption for additional information on the termination fee and the related accelerated amortization of deferred contract acquisition costs recorded in 2012.
The $5 million increase in total general, administrative, and other expenses across our lodging business consisted of an $8 million increase that we did not allocate to any of our segments and an $8 million increase allocated to our International segment, partially offset by a $10 million decrease allocated to our Luxury segment and a $1 million decrease allocated to our North American Limited-Service segment.

Gains (Losses) and Other Income
We show our gains and other income for the twelve and thirty-six weeks ended September 7, 2012, and September 9, 2011 in the following table:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
($ in millions)	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Gains on sales of real estate and other	$22	$2	$26	$7
Gain on sale of joint venture and other investments	21	—	21	—
Income from cost method joint ventures	—	—	3	—
Impairment of cost method joint venture investment and equity securities	(7)	(18)	(7)	(18)
	$36	$(16)	$43	$(11)
Twelve Weeks. In the 2012 third quarter, we recognized a total gain of $41 million on the sale of an equity interest in a North American Limited-Service joint venture (formerly two joint ventures which were merged before the sale) which consisted of: (1) a $21 million gain on the sale of this interest reflected in the "Gain on sale of joint venture and other investments" caption above; and (2) recognition of the $20 million remaining gain we deferred in 2005 due to contingencies in the original transaction documents associated with the sale of land to one of the joint ventures, reflected in the "Gains on sales of real estate and other" caption above. See Footnote No. 14, "Acquisitions and Dispositions" for additional information on the sale of this equity interest.

The "Impairment of cost method joint venture investment and equity securities" line in the table above reflects the other-than-temporary impairment of a cost method joint venture investment in the 2012 third quarter ($7 million) and marketable equity securities in the 2011 third quarter ($18 million). For additional information on the impairments, see Footnote No. 5, “Fair Value of Financial Instruments.”
Thirty-six Weeks. In the first three quarters of 2012, we recognized a total gain of $41 million on the sale of an equity interest in a North American Limited-Service joint venture which consisted of a $21 million gain reflected in the "Gain on sale of joint venture and other investments" caption above and recognition of a $20 million deferred gain in the "Gains on sales of real estate and other" caption above as noted in the preceding "Twelve Weeks" discussion.
See the "Twelve Weeks" discussion for additional information on the "Impairment of cost method joint venture investment and equity securities" line in the table above.

Interest Expense
Twelve Weeks. Interest expense decreased by $10 million (26 percent) to $29 million in the third quarter of 2012 compared to $39 million in the third quarter of 2011. This decrease reflected a $6 million decrease due to the spin-off and a $4 million decrease for our lodging business. The $6 million decrease in interest expense due to the spin-off consisted of interest expense in the 2011 third quarter that was allocated to the former Timeshare segment ($10 million), partially offset by interest expense in 2012 for on-going obligations for which the costs were a component of "Timeshare - direct" expenses prior to the spin-off ($2 million) and the unfavorable variance to 2011 for capitalized interest expense associated with construction projects for our former Timeshare segment ($2 million). For the $2 million of interest expense in 2012 for on-going spin-off obligations, we also recorded $2 million of "Interest income" in 2012 for the associated notes receivable. The $4 million decrease in interest expense for our lodging business primarily reflected the absence of interest expense for the Series F Senior Notes following our repayment of those notes at the end of the 2012 second quarter ($4 million) and increased capitalized interest expense associated with lodging construction projects ($4 million), partially offset by interest expense for the Series K Notes we issued in the first quarter of 2012 ($5 million). See the “LIQUIDITY AND CAPITAL RESOURCES” caption later in this report for additional information on the Series K Notes.
Thirty-six Weeks. Interest expense decreased by $21 million (18 percent) to $96 million in the first three quarters of 2012 compared to $117 million in the first three quarters of 2011. This decrease reflected a $23 million decrease due to the spin-off, partially offset by a $2 million increase for our lodging business. The $23 million decrease in interest expense due to the spin-off consisted of interest expense in the first three quarters of 2011 that was allocated to the former Timeshare segment ($34 million), partially offset by interest expense in 2012 for on-going obligations for which the costs were a component of "Timeshare - direct" expenses prior to the spin-off ($6 million) and the unfavorable variance to 2011 for capitalized interest expense associated with construction projects for our former Timeshare segment ($5 million). For the $6 million of interest expense in 2012 for on-going spin-off obligations, we also recorded $6 million of "Interest income" in 2012 for the associated notes receivable. The $2 million increase in interest expense for our lodging business primarily related to the Series K Notes we issued in the first quarter of 2012 ($12 million) as well as increased interest expense associated with our Marriott Rewards program ($1 million), partially offset by increased capitalized interest expense associated with lodging construction projects ($8 million) and the absence of interest expense for the Series F Senior Notes following our repayment of those notes at the end of the second quarter 2012 ($4 million).

Interest Income and Income Tax
Twelve Weeks. Interest income increased by $1 million (50 percent) to $3 million in the third quarter of 2012 compared to $2 million in the third quarter of 2011, primarily reflecting $3 million of interest income in the 2012 third quarter related to two new notes receivable issued to us in conjunction with the spin-off, partially offset by a $2 million decrease primarily associated with the repayment of certain loans prior to the 2012 third quarter. For $2 million of the $3 million of interest income in 2012 associated with notes receivable issued to us in conjunction with the spin-off, we also recorded $2 million of "Interest expense" in 2012 for on-going obligations associated with those notes.

Our tax provision increased by $99 million (495 percent) to a tax provision of $79 million in the third quarter of 2012 compared to a tax benefit of $20 million in the third quarter of 2011, primarily reflecting timeshare impairment charges in the 2011 third quarter results and the effect of higher pre-tax income from our lodging business. These increases in the provision were partially offset by a favorable variance from $32 million of income tax expense that we recorded in the 2011 third quarter to write-off certain deferred tax assets transferred to MVW in conjunction with the spin-off. Please see Footnote No. 3, "Income Taxes" of the 2011 Third Quarter Form 10-Q for additional information on this write-off.
Thirty-six Weeks. Interest income increased by $1 million (11 percent) to $10 million in the first three quarters of 2012 compared to $9 million in the first three quarters of 2011, primarily reflecting $8 million of interest income in the first three quarters of 2012 related to two new notes receivable issued to us in conjunction with the spin-off, partially offset by a $7 million decrease primarily associated with the repayment of certain loans prior to the 2012 third quarter. For $6 million of the $8 million of interest income in 2012 associated with notes receivable issued to us in conjunction with the spin-off, we also recorded $6 million of "Interest expense" in 2012 for on-going obligations associated with those notes.
Our tax provision increased by $91 million (94 percent) to $188 million in the first three quarters of 2012 from $97 million in the first three quarters of 2011. The increase was primarily due to the absence of timeshare pre-tax losses in the 2012 first three quarters results due to the spin-off and the effect of higher pre-tax income from our lodging business, as well as a lower percentage of lodging pre-tax income in the first three quarters of 2012 from jurisdictions outside the U.S. with lower tax rates. These increases in the provision were partially offset by a favorable variance from $32 million of income tax expense that we recorded in the 2011 third quarter to write-off certain deferred tax assets transferred to MVW in conjunction with the spin-off.

Equity in Losses
Twelve Weeks. Equity in losses of $1 million in the third quarter of 2012 decreased by $1 million from equity in losses of $2 million in the third quarter of 2011. The decrease reflected a $5 million decrease in equity in losses across our lodging business, partially offset by a $4 million increase in equity in losses due to the spin-off. The decrease in equity in losses across our lodging business of $5 million reflected $3 million of decreased losses at a Luxury segment joint venture as a result of decreased joint venture costs and $2 million of decreased losses at two other joint ventures. The increase in equity in losses due to the spin-off reflected the $4 million reversal in the 2011 third quarter of the funding liability associated with Timeshare-strategy impairment charges we originally recorded in 2009. See Footnote No. 18, "Timeshare Strategy-Impairment Charges" of our 2011 Form 10-K for additional information on this reversal.
Thirty-six Weeks. Equity in losses of $10 million in the first three quarters of 2012 increased by $4 million from equity in losses of $6 million in the first three quarters of 2011. The increase reflected a $4 million increase in equity in losses due to the spin-off as described in the preceding "Twelve Weeks" caption. Equity in losses across our lodging business remained unchanged and primarily reflected $5 million of increased losses at a Luxury segment joint venture, a $2 million loan loss provision for certain notes receivable due from another Luxury segment joint venture, partially offset by $3 million of increased earnings at an International segment joint venture and $3 million of decreased losses at two other joint ventures. The $5 million of decreased losses at a Luxury segment joint venture reflected increased losses of $8 million primarily associated with the impairment of certain underlying residential properties in the 2012 second quarter, partially offset by $3 million of decreased losses in the 2012 year-to-date period as a result of decreased joint venture costs.

Net Income (Loss)
Twelve Weeks. Net income increased by $322 million to net income of $143 million in the third quarter of 2012 from a net loss of $179 million in the third quarter of 2011, and diluted earnings per share increased by $0.96 per share (185 percent) to diluted earnings of $0.44 per share from diluted losses of $0.52 per share in the third quarter of 2011. As discussed in more detail in the preceding sections beginning with “Operating Income (Loss),” the $322 million increase in net income compared to the year-ago quarter was due to the impact of the spin-off on the prior-year period ($320 million) as well as the following increases across our lodging business: higher gains and other income ($51 million), lower general, administrative, and other expenses ($21 million), higher base management fees ($14 million), higher franchise fees ($10 million), higher incentive management fees ($7 million), lower equity in losses ($5 million), and lower interest expense ($4 million). These increases were partially offset by higher income taxes ($99 million) as well as the following decreases across our lodging business: lower owned, leased, corporate housing, and other revenue net of direct expenses ($9 million), and lower interest income ($2 million).
Thirty-six Weeks. Net income increased by $333 million to $390 million in the first three quarters of 2012 from $57 million in the first three quarters of 2011, and diluted earnings per share increased by $1.01 per share (673 percent) to $1.16 per share from $0.15 per share in the first three quarters of 2011. As discussed in more detail in the preceding sections beginning with “Operating Income (Loss),” the $333 million increase in net income compared to the prior year was due to the impact of the spin-off on the prior-year period ($283 million), as well as the following increases across our lodging business: higher gains and other income ($54 million), higher franchise fees ($31 million), higher owned, leased, corporate housing, and other revenue, net of direct expenses ($25 million), higher base management fees ($24 million), and higher incentive management fees ($21 million). These increases were partially offset by higher income taxes ($91 million) as well as the following decreases across our lodging business: lower interest income ($7 million), higher general, administrative, and other expenses ($5 million), and higher interest expense ($2 million).
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

We also evaluate Adjusted EBITDA, another non-GAAP financial measure, as an indicator of operating performance. Our Adjusted EBITDA reflects:

•Timeshare Spin-off Adjustments for 2011 ("Timeshare Spin-off Adjustments") as if the spin-off occurred on the first day of 2011. The Timeshare Spin-off Adjustments of $264 million reflected in net income for the 2011 third quarter totaled $321 million pre-tax and are primarily comprised of the following pre-tax items: (1) the addition of $302 million to remove the losses of our former Timeshare segment; (2) the addition of a $15 million payment by MVW to us of estimated license fees; (3) the addition of $8 million to remove unallocated spin-off transaction costs; (4) the addition of $3 million of estimated interest income; (5) the subtraction of $3 million of estimated interest expense; and (6) the subtraction of $4 million of other expenses not previously allocated to our former Timeshare segment. The Timeshare Spin-off Adjustments of $242 million reflected in net income for the first three quarters of 2011 totaled $286 million pre-tax and are primarily comprised of the following pre-tax items: (1) the addition of $238 million to remove the losses of our former Timeshare segment; (2) the addition of a $44 million payment by MVW to us of estimated license fees; (3) the addition of $12 million to remove unallocated spin-off transaction costs; (4) the addition of $8 million of estimated interest income; (5) the subtraction of $10 million of estimated interest expense; and (6) the subtraction of $6 million of other expenses not previously allocated to our former Timeshare segment; and

•Adjustments for Other Charges for 2011. These adjustments of $17 million to net income for both the 2011 third quarter and the first three quarters of 2011 totaled $28 million pre-tax and consist of the following pre-tax items: (1) an $18 million charge for an other-than-temporary impairment of marketable securities; and (2) a $5 million impairment of deferred contract acquisition costs and a $5 million accounts receivable reserve, both related to one Luxury segment property whose owner filed for bankruptcy. We discuss the other-than-temporary impairment of marketable securities in greater detail in the preceding "Gains (Losses) and Other Income" caption.

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
We show our third quarter and the first three quarters of 2012 and 2011 EBITDA and Adjusted EBITDA calculations and reconcile those measures with Net Income (Loss) in the following tables.

	12 Weeks Ended September 7, 2012
($ in millions)	As Reported
Net Income	$143
Interest expense	29
Tax provision	79
Depreciation and amortization	33
Less: Depreciation reimbursed by third-party owners	(3)
Interest expense from unconsolidated joint ventures	1
Depreciation and amortization from unconsolidated joint ventures	2
EBITDA	$284

	12 Weeks Ended September 9, 2011
($ in millions)	As Reported	Timeshare Spin-off Adjustments	Other Charges	Adjusted EBITDA
Net (Loss) Income	$(179)	$264	$17
Interest expense	39	(7)	—
Tax provision	(20)	57	11
Depreciation and amortization	40	(7)	—
Less: Depreciation reimbursed by third-party owners	(4)	—	—
Interest expense from unconsolidated joint ventures	5	—	—
Depreciation and amortization from unconsolidated joint ventures	7	—	—
EBITDA	$(112)	$307	$28	$223

	36 Weeks Ended September 7, 2012
($ in millions)	As Reported
Net Income	$390
Interest expense	96
Tax provision	188
Depreciation and amortization	100
Less: Depreciation reimbursed by third-party owners	(11)
Interest expense from unconsolidated joint ventures	9
Depreciation and amortization from unconsolidated joint ventures	16
EBITDA	$788

	36 Weeks Ended September 9, 2011
($ in millions)	As Reported	Timeshare Spin-off Adjustments	Other Charges	Adjusted EBITDA
Net Income	$57	$242	$17
Interest expense	117	(24)	—
Tax provision	97	44	11
Depreciation and amortization	116	(23)	—
Less: Depreciation reimbursed by third-party owners	(11)	—	—
Interest expense from unconsolidated joint ventures	13	—	—
Depreciation and amortization from unconsolidated joint ventures	20	—	—
EBITDA	$409	$239	$28	$676

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
We added 124 properties (19,944 rooms) and 45 properties (9,431 rooms) exited our system since the end of the 2011 third quarter. These figures do not include residential or ExecuStay units. During that time we also added 4 residential properties (147 units) and no residential properties exited the system. These net property additions include 4 hotels (643 rooms) which are operated or franchised as part of our unconsolidated joint venture with AC Hoteles, S.A.
See the "CONSOLIDATED RESULTS" caption earlier in this report for additional information, including tables, on the impact of the spin-off.
Twelve Weeks. Total segment financial results increased by $380 million to segment income of $289 million in the third quarter of 2012 from segment losses of $91 million in the third quarter of 2011, and total segment revenues decreased by $192 million to $2,659 million in the third quarter of 2012, a 7 percent decrease from revenues of $2,851 million in the third quarter of 2011. The increase in segment results reflected an $80 million increase in segment results across our lodging business and a $300 million favorable variance in segment results as a result of the spin-off (which included $324 million of Timeshare strategy-impairment charges in the 2011 third quarter). The

$192 million decrease in total segment revenues reflected a $379 million decrease due to the spin-off which was partially offset by a net $187 million increase across our lodging business.
The quarter-over-quarter net increase in segment revenues of $187 million across our lodging business was a result of a $209 million increase in cost reimbursements revenue, a $14 million increase in base management fees, a $10 million increase in franchise fees, and a $7 million increase in incentive management fees, partially offset by a $53 million decrease in owned, leased, corporate housing and other revenue. The quarter-over-quarter increase in segment results of $80 million across our lodging business reflected $40 million of higher gains and other income, a $14 million increase in base management fees, a $13 million decrease in general, administrative, and other expenses, a $10 million increase in franchise fees, a $7 million increase in incentive management fees, and $4 million of lower joint venture equity losses, partially offset by a decrease of $8 million in owned, leased, corporate housing, and other revenue net of direct expenses. For more detailed information on the variances see the preceding sections beginning with “Operating Income.”
In the third quarter of 2012, 28 percent of our managed properties paid incentive management fees to us versus 24 percent in the third quarter of 2011. In addition, in the third quarter of 2012, 79 percent of our incentive fees came from properties outside the United States versus, 88 percent in the third quarter of 2011. In North America, eight North American Full-Service segment properties and eight North American Limited-Service segment properties earned $2 million in incentive management fees in the 2012 third quarter, but did not earn any incentive management fees in the year ago quarter.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Compared to the third quarter of 2011, worldwide comparable company-operated house profit margins in the third quarter of 2012 increased by 180 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 12.0 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, improved productivity, and lower energy costs. These same factors contributed to North American company-operated house profit margins increasing by 200 basis points compared to the 2011 third quarter. HP-PAR at those same properties increased by 13.2 percent. International company-operated house profit margins increased by 160 basis points, and HP-PAR at those properties increased by 10.2 percent reflecting increased demand and higher RevPAR in most locations and improved productivity.
Thirty-six Weeks. Total segment financial results increased by $376 million to $805 million in the first three quarters of 2012 from $429 million in the first three quarters of 2011, and total segment revenues decreased by $704 million to $7,860 million in the first three quarters of 2012, an 8 percent decrease from revenues of $8,564 million in the first three quarters of 2011. The $376 million increase in segment results reflected a $234 million favorable variance in segment results as a result of the spin-off (which included $324 million of Timeshare strategy-impairment charges in the 2011 third quarter) and a net $142 million increase in segment results across our lodging business. The $704 million decrease in total segment revenues reflected a $1,129 million decrease due to the spin-off that was partially offset by a net $425 million increase across our lodging business.
The year-over-year net increase in segment revenues of $425 million across our lodging business was a result of a $397 million increase in cost reimbursements revenue, a $31 million increase in franchise fees, a $24 million increase in base management fees, and a $21 million increase in incentive management fees, partially offset by a $48 million decrease in owned, leased, corporate housing and other revenue. The year-over-year increase in segment results of $142 million across our lodging business reflected $39 million of higher gains and other income, a $31 million increase in franchise fees, an increase of $24 million in base management fees, an increase of $23 million in owned, leased, corporate housing, and other revenue net of direct expenses, a $21 million increase in incentive management fees, a $3 million decrease in general, administrative, and other expenses, and $1 million of lower joint venture equity losses. For more detailed information on the variances see the preceding sections beginning with “Operating Income.”
In the first three quarters of 2012, 32 percent of our managed properties paid incentive management fees to us versus 27 percent in the first three quarters of 2011. In addition, in the first three quarters of 2012, 65 percent of our incentive fees came from properties outside the United States versus, 67 percent in the first three quarters of 2011. In North America, 11 North American Full-Service segment properties, ten North American Limited-Service segment properties, and one Luxury segment property earned a combined $4 million in incentive management fees in the first three quarters of 2012, but did not earn any incentive management fees in the first three quarters of 2011.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Compared to the first three quarters of 2011, worldwide comparable company-operated house profit margins in the first three quarters of 2012 increased by 140 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 10.3 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, improved productivity, and lower energy costs. These same factors contributed to North American company-operated house profit margins increasing by 150 basis points compared to the first three quarters of 2011. HP-PAR at those same properties increased by 10.9 percent. International company-operated house profit margins increased by 120 basis points, and HP-PAR at those properties increased by 9.1 percent reflecting increased demand and higher RevPAR in most locations and improved productivity.

Summary of Properties by Brand
Including residential properties, we added 35 lodging properties (4,874 rooms) during the third quarter of 2012, while 13 properties (3,103 rooms) exited the system, increasing our total properties to 3,770 (647,883 rooms). These figures include 35 home and condominium products (3,927 units), for which we manage the related owners’ associations.
Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include JW Marriott and Marriott Conference Centers, references to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn.

At September 7, 2012, we operated, franchised, or licensed the following properties by brand:

	Company-Operated		Franchised		Other (3)
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels & Resorts	135	69,995	184	56,128	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
JW Marriott	14	9,226	7	2,914	—	—
Renaissance Hotels	36	16,447	41	11,801	—	—
Renaissance ClubSport	—	—	2	349	—	—
Autograph Collection	—	—	22	6,298	—	—
The Ritz-Carlton	39	11,587	—	—	—	—
The Ritz-Carlton-Residential (1)	30	3,598	—	—	—	—
EDITION	—	—	—	—	—	—
Courtyard	282	44,150	530	70,023	—	—
Fairfield Inn & Suites	3	1,055	674	60,271	—	—
SpringHill Suites	30	4,844	266	29,827	—	—
Residence Inn	130	18,952	471	53,562	—	—
TownePlace Suites	22	2,440	183	18,059	—	—
Timeshare (2)	—	—	50	10,628	—	—
Total U.S. Locations	731	185,209	2,430	319,860	—	—

Non-U.S. Locations
Marriott Hotels & Resorts	136	40,277	32	9,719	—	—
JW Marriott	30	11,121	4	1,016	—	—
Renaissance Hotels	55	18,625	21	5,971	—	—
Autograph Collection	—	—	6	676	5	348
The Ritz-Carlton	41	12,295	—	—	—	—
The Ritz-Carlton-Residential (1)	5	329	—	—	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
EDITION	1	78	—	—	—	—
AC Hotels by Marriott	—	—	—	—	79	8,736
Bulgari Hotels & Resorts	2	117	1	85	—	—
Marriott Executive Apartments	24	3,846	—	—	—	—
Courtyard	56	11,943	53	9,375	—	—
Fairfield Inn & Suites	—	—	13	1,568	—	—
SpringHill Suites	—	—	2	299	—	—
Residence Inn	6	749	17	2,480	—	—
TownePlace Suites	—	—	2	278	—	—
Timeshare (2)	—	—	14	2,304	—	—
Total Non-U.S. Locations	360	99,959	165	33,771	84	9,084

Total	1,091	285,168	2,595	353,631	84	9,084

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out.

(3)	Properties are operated as part of unconsolidated joint ventures that held management and franchise agreements.

Total Lodging and Timeshare Products by Segment
At September 7, 2012, we operated, franchised, and licensed the following properties by segment:

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	319	14	333	126,123	5,244	131,367
Marriott Conference Centers	10	—	10	2,915	—	2,915
JW Marriott	21	1	22	12,140	221	12,361
Renaissance Hotels	77	2	79	28,248	790	29,038
Renaissance ClubSport	2	—	2	349	—	349
Autograph Collection	22	—	22	6,298	—	6,298
	451	17	468	176,073	6,255	182,328
North American Limited-Service Lodging Segment (1)
Courtyard	812	19	831	114,173	3,496	117,669
Fairfield Inn & Suites	677	11	688	61,326	1,234	62,560
SpringHill Suites	296	2	298	34,671	299	34,970
Residence Inn	601	19	620	72,514	2,808	75,322
TownePlace Suites	205	2	207	20,499	278	20,777
	2,591	53	2,644	303,183	8,115	311,298
International Lodging Segment (1)
Marriott Hotels & Resorts	—	154	154	—	44,752	44,752
JW Marriott	—	33	33	—	11,916	11,916
Renaissance Hotels	—	74	74	—	23,806	23,806
Autograph Collection	—	6	6	—	676	676
Courtyard	—	90	90	—	17,822	17,822
Fairfield Inn & Suites	—	2	2	—	334	334
Residence Inn	—	4	4	—	421	421
Marriott Executive Apartments	—	24	24	—	3,846	3,846
	—	387	387	—	103,573	103,573
Luxury Lodging Segment
The Ritz-Carlton	39	41	80	11,587	12,295	23,882
Bulgari Hotels & Resorts	—	3	3	—	202	202
EDITION	—	1	1	—	78	78
The Ritz-Carlton-Residential (2)	30	5	35	3,598	329	3,927
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
	69	54	123	15,185	13,483	28,668
Unconsolidated Joint Ventures
Autograph Collection	—	5	5	—	348	348
AC Hotels by Marriott	—	79	79	—	8,736	8,736
	—	84	84	—	9,084	9,084

Timeshare (3)	50	14	64	10,628	2,304	12,932

Total	3,161	609	3,770	505,069	142,814	647,883

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

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
The occupancy, average daily rate, and RevPAR statistics we use throughout this report for the twelve weeks ended September 7, 2012, include the period from June 16, 2012, through September 7, 2012, and the statistics for the twelve weeks ended September 9, 2011, include the period from June 18, 2011, through September 9, 2011, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the United States, which for those properties includes the period from June 1 through the end of August). The occupancy, average daily rate, and RevPAR statistics we use throughout this report for the thirty-six weeks ended September 7, 2012, include the period from December 31, 2011, through September 7, 2012, and the statistics for the thirty-six weeks ended September 9, 2011, include the period from January 1, 2011, through September 9, 2011, (except in each case, for The Ritz-Carlton brand properties and properties located outside of the United States, which for those properties includes the period from January 1 through the end of August).

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twelve Weeks Ended September 7, 2012	Change vs. 2011		Twelve Weeks Ended September 7, 2012	Change vs. 2011
Marriott Hotels & Resorts
Occupancy	75.5%	1.8%	pts.	73.0%	1.6%	pts.
Average Daily Rate	$162.27	4.7%		$150.51	4.4%
RevPAR	$122.60	7.2%		$109.89	6.7%
Renaissance Hotels & Resorts
Occupancy	75.3%	2.1%	pts.	73.5%	1.2%	pts.
Average Daily Rate	$155.07	5.7%		$142.27	5.3%
RevPAR	$116.74	8.8%		$104.59	7.0%
Autograph Collection
Occupancy	*	*		77.3%	3.2%	pts.
Average Daily Rate	*	*		$170.94	0.9%
RevPAR	*	*		$132.12	5.2%
Composite North American Full-Service
Occupancy	75.5%	1.8%	pts.	73.1%	1.5%	pts.
Average Daily Rate	$161.23	4.9%		$149.43	4.5%
RevPAR	$121.75	7.4%		$109.28	6.7%

The Ritz-Carlton North America
Occupancy	71.2%	1.4%	pts.	71.2%	1.4%	pts.
Average Daily Rate	$286.85	5.1%		$286.85	5.1%
RevPAR	$204.30	7.2%		$204.30	7.2%
Composite North American Full-Service and Luxury
Occupancy	75.0%	1.8%	pts.	73.0%	1.5%	pts.
Average Daily Rate	$174.36	4.9%		$158.07	4.6%
RevPAR	$130.83	7.4%		$115.41	6.8%
Residence Inn
Occupancy	80.4%	0.9%	pts.	82.4%	0.3%	pts.
Average Daily Rate	$124.37	5.6%		$123.12	4.9%
RevPAR	$100.05	6.8%		$101.45	5.3%
Courtyard
Occupancy	71.3%	(0.4)%	pts.	73.7%	0.6%	pts.
Average Daily Rate	$115.70	5.7%		$119.00	5.1%
RevPAR	$82.46	5.2%		$87.72	5.9%
Fairfield Inn
Occupancy	nm	nm	pts.	73.7%	0.8%	pts.
Average Daily Rate	nm	nm		$96.97	5.1%
RevPAR	nm	nm		$71.51	6.3%
TownePlace Suites
Occupancy	79.1%	(0.4)%	pts.	78.2%	(0.4)%	pts.
Average Daily Rate	$84.30	4.6%		$90.26	5.5%
RevPAR	$66.65	4.0%		$70.63	4.9%
SpringHill Suites
Occupancy	75.8%	6.1%	pts.	75.9%	2.1%	pts.
Average Daily Rate	$99.38	3.1%		$105.67	4.6%
RevPAR	$75.31	12.1%		$80.22	7.5%
Composite North American Limited- Service
Occupancy	74.4%	0.4%	pts.	76.4%	0.7%	pts.
Average Daily Rate	$115.60	5.5%		$112.54	5.0%
RevPAR	$86.03	6.1%		$85.95	5.9%

Composite North American - All
Occupancy	74.8%	1.2%	pts.	75.1%	1.0%	pts.
Average Daily Rate	$149.80	5.3%		$128.73	4.9%
RevPAR	$112.02	7.0%		$96.74	6.3%
* There are no company-operated properties.
 nm means not meaningful as the brand is predominantly franchised.

(1)
Statistics are for the twelve weeks ended September 7, 2012, and September 9, 2011, except for The Ritz-Carlton and Autograph Collection, for which the statistics are for the three months ended August 31, 2012, and August 31, 2011. Statistics include only properties located in the United States.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended August 31, 2012	Change vs. 2011		Three Months Ended August 31, 2012	Change vs. 2011
Caribbean and Latin America
Occupancy	72.8%	0.9%	pts.	70.4%	0.6%	pts.
Average Daily Rate	$174.36	5.4%		$158.17	2.1%
RevPAR	$126.98	6.7%		$111.30	3.0%
Europe
Occupancy	77.4%	(0.6)%	pts.	76.8%	(0.7)%	pts.
Average Daily Rate	$169.46	5.8%		$163.37	4.7%
RevPAR	$131.22	4.9%		$125.53	3.8%
Middle East and Africa
Occupancy	58.8%	3.8%	pts.	59.3%	4.4%	pts.
Average Daily Rate	$121.19	5.0%		$118.74	4.7%
RevPAR	$71.30	12.2%		$70.36	13.0%
Asia Pacific
Occupancy	71.8%	1.8%	pts.	71.9%	1.9%	pts.
Average Daily Rate	$126.19	5.1%		$136.11	4.0%
RevPAR	$90.61	7.8%		$97.82	6.8%
Regional Composite (2)
Occupancy	73.3%	0.8%	pts.	72.9%	0.7%	pts.
Average Daily Rate	$151.44	5.2%		$151.24	3.8%
RevPAR	$110.95	6.4%		$110.19	4.9%

International Luxury (3)
Occupancy	63.2%	1.8%	pts.	63.2%	1.8%	pts.
Average Daily Rate	$309.85	2.5%		$309.85	2.5%
RevPAR	$195.74	5.5%		$195.74	5.5%

Total International (4)
Occupancy	72.1%	0.9%	pts.	72.0%	0.8%	pts.
Average Daily Rate	$166.93	4.9%		$163.67	3.8%
RevPAR	$120.41	6.2%		$117.83	5.0%

(1)
We report financial results for all properties on a period-end basis, but report statistics for properties located outside the United States and Canada on a month-end basis. The statistics are for June 1 through the end of August. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2011 was on a constant U.S. dollar basis.

(2)	Regional Composite statistics include properties located outside of the United States and Canada for the Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(3)	Includes The Ritz-Carlton properties located outside the United States and Canada and Bulgari Hotels & Resorts properties.

(4)	Total International includes Regional Composite statistics and International Luxury statistics.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Three Months Ended August 31, 2012	Change vs. 2011		Three Months Ended August 31, 2012	Change vs. 2011
Composite Luxury (2)
Occupancy	67.7%	1.6%	pts.	67.7%	1.6%	pts.
Average Daily Rate	$296.37	4.0%		$296.37	4.0%
RevPAR	$200.51	6.5%		$200.51	6.5%
Total Worldwide (3)
Occupancy	74.0%	1.1%	pts.	74.6%	0.9%	pts.
Average Daily Rate	$155.02	5.1%		$134.59	4.7%
RevPAR	$114.64	6.7%		$100.40	6.0%

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

(3)
Company-operated statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Autograph Collection, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. In addition to the foregoing brands, systemwide statistics include properties worldwide for the Fairfield Inn & Suites and Autograph Collection brands. Statistics for properties located in the United States (except for The Ritz-Carlton and the Autograph Collection) represent the twelve weeks ended September 7, 2012, and September 9, 2011. Statistics for The Ritz-Carlton brand and the Autograph Collection brand properties and properties located outside of the United States represent the three months ended August 31, 2012, and August 31, 2011.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Thirty-Six Weeks Ended September 7, 2012	Change vs. 2011		Thirty-Six Weeks Ended September 7, 2012	Change vs. 2011
Marriott Hotels & Resorts
Occupancy	73.9%	2.1%	pts.	71.2%	1.9%	pts.
Average Daily Rate	$169.31	3.5%		$156.01	3.8%
RevPAR	$125.10	6.5%		$111.07	6.7%
Renaissance Hotels & Resorts
Occupancy	75.1%	2.8%	pts.	72.3%	1.6%	pts.
Average Daily Rate	$165.65	4.5%		$149.28	4.8%
RevPAR	$124.33	8.6%		$107.92	7.2%
Autograph Collection
Occupancy	*	*		76.1%	3.3%	pts.
Average Daily Rate	*	*		$173.05	1.3%
RevPAR	*	*		$131.61	5.9%
Composite North American Full-Service
Occupancy	74.1%	2.2%	pts.	71.4%	1.9%	pts.
Average Daily Rate	$168.77	3.6%		$155.10	3.9%
RevPAR	$124.99	6.8%		$110.76	6.7%

The Ritz-Carlton North America
Occupancy	71.7%	0.8%	pts.	71.7%	0.8%	pts.
Average Daily Rate	$318.63	5.7%		$318.63	5.7%
RevPAR	$228.37	6.9%		$228.37	6.9%
Composite North American Full-Service and Luxury
Occupancy	73.8%	2.1%	pts.	71.4%	1.8%	pts.
Average Daily Rate	$183.15	3.8%		$164.55	4.0%
RevPAR	$135.21	6.9%		$117.53	6.8%
Residence Inn
Occupancy	76.4%	0.1%	pts.	78.2%	0.5%	pts.
Average Daily Rate	$123.56	4.6%		$120.64	4.2%
RevPAR	$94.42	4.6%		$94.36	4.8%
Courtyard
Occupancy	68.9%	0.5%	pts.	70.5%	1.3%	pts.
Average Daily Rate	$116.27	4.8%		$118.33	4.5%
RevPAR	$80.05	5.5%		$83.38	6.5%
Fairfield Inn
Occupancy	nm	nm	pts.	68.7%	2.0%	pts.
Average Daily Rate	nm	nm		$94.28	4.9%
RevPAR	nm	nm		$64.82	8.1%
TownePlace Suites
Occupancy	72.9%	1.2%	pts.	74.1%	1.0%	pts.
Average Daily Rate	$82.92	5.7%		$89.25	5.3%
RevPAR	$60.46	7.4%		$66.10	6.8%
SpringHill Suites
Occupancy	71.4%	3.3%	pts.	72.3%	2.7%	pts.
Average Daily Rate	$103.87	2.6%		$104.32	3.9%
RevPAR	$74.18	7.5%		$75.40	7.9%
Composite North American Limited- Service
Occupancy	71.3%	0.6%	pts.	72.4%	1.4%	pts.
Average Daily Rate	$115.97	4.5%		$110.98	4.4%
RevPAR	$82.72	5.5%		$80.40	6.4%

Composite North American All
Occupancy	72.8%	1.5%	pts.	72.1%	1.5%	pts.
Average Daily Rate	$155.23	4.3%		$130.28	4.3%
RevPAR	$112.95	6.4%		$93.90	6.6%
* There are no company-operated properties.
nm means not meaningful as the brand is predominantly franchised.

(1)
Statistics are for the thirty-six weeks ended September 7, 2012, and September 9, 2011, except for The Ritz-Carlton and Autograph Collection, for which the statistics are for the eight months ended August 31, 2012, and August 31, 2011. Statistics include only properties located in the United

States.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Eight Months Ended August 31, 2012	Change vs. 2011		Eight Months Ended August 31, 2012	Change vs. 2011
Caribbean and Latin America
Occupancy	74.2%	1.5%	pts.	70.9%	1.0%	pts.
Average Daily Rate	$192.74	6.3%		$175.00	4.3%
RevPAR	$142.93	8.5%		$124.14	5.9%
Europe
Occupancy	72.1%	(0.4)%	pts.	70.9%	(0.2)%	pts.
Average Daily Rate	$169.96	4.1%		$165.07	3.7%
RevPAR	$122.47	3.6%		$117.07	3.3%
Middle East and Africa
Occupancy	59.5%	5.1%	pts.	59.8%	5.3%	pts.
Average Daily Rate	$131.96	(1.1)%		$128.63	(0.9)%
RevPAR	$78.49	8.1%		$76.93	8.8%
Asia Pacific
Occupancy	71.9%	4.4%	pts.	71.7%	4.3%	pts.
Average Daily Rate	$131.55	4.1%		$138.80	3.5%
RevPAR	$94.63	10.8%		$99.49	10.1%
Regional Composite (2)
Occupancy	71.3%	2.0%	pts.	70.4%	1.8%	pts.
Average Daily Rate	$156.32	3.8%		$155.99	3.2%
RevPAR	$111.40	6.8%		$109.81	6.0%

International Luxury (3)
Occupancy	63.0%	0.9%	pts.	63.0%	0.9%	pts.
Average Daily Rate	$342.23	5.2%		$342.23	5.2%
RevPAR	$215.43	6.8%		$215.43	6.8%

Total International (4)
Occupancy	70.3%	1.9%	pts.	69.7%	1.8%	pts.
Average Daily Rate	$174.88	3.9%		$171.02	3.4%
RevPAR	$123.01	6.8%		$119.25	6.1%

(1)
We report financial results for all properties on a period-end basis, but report statistics for properties located outside the United States and Canada on a month-end basis. The statistics are for January 1 through the end of August. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to 2011 was on a constant U.S. dollar basis.

(2)	Regional Composite statistics include properties located outside of the United States and Canada for the Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(3)	Includes The Ritz-Carlton properties located outside the United States and Canada and Bulgari Hotels & Resorts properties.

(4)	Total International includes Regional Composite statistics and International Luxury statistics.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	Eight Months Ended August 31, 2012	Change vs. 2011		Eight Months Ended August 31, 2012	Change vs. 2011
Composite Luxury (2)
Occupancy	67.8%	0.8%	pts.	67.8%	0.8%	pts.
Average Daily Rate	$328.34	5.5%		$328.34	5.5%
RevPAR	$222.64	6.8%		$222.64	6.8%
Total Worldwide (3)
Occupancy	72.1%	1.6%	pts.	71.7%	1.6%	pts.
Average Daily Rate	$160.77	4.2%		$136.51	4.2%
RevPAR	$115.86	6.5%		$97.89	6.5%

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

(3)
Company-operated statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, Autograph Collection, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. In addition to foregoing brands, systemwide statistics include properties worldwide for the Fairfield Inn & Suites and Autograph Collection brands. Statistics for properties located in the United States (except for The Ritz-Carlton and the Autograph Collection) represent the thirty-six weeks ended September 7, 2012, and September 9, 2011. Statistics for The Ritz-Carlton brand and the Autograph Collection brand properties and properties located outside of the United States represent the eight months ended August 31, 2012, and August 31, 2011.

North American Full-Service Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, and Autograph Collection.

($ in millions)	Twelve Weeks Ended			Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011	Change 2012/2011	September 7, 2012	September 9, 2011	Change 2012/2011
Segment revenues	$1,332	$1,232	8%	$4,006	$3,788	6%
Segment results	$76	$71	7%	$275	$238	16%

Since the third quarter of 2011, across our North American Full-Service Lodging segment we added 11 properties (3,127 rooms) and 9 properties (3,729 rooms) left the system.
Twelve Weeks. In the third quarter of 2012, RevPAR for comparable systemwide North American Full-Service properties increased by 6.7 percent to $109.28, occupancy for these properties increased by 1.5 percentage points to 73.1 percent, and average daily rates increased by 4.5 percent to $149.43.
The $5 million increase in segment results, compared to the 2011 third quarter, primarily reflected $5 million of higher incentive management fees and $4 million of higher base management and franchise fees, partially offset by $4 million of lower owned, leased, and other revenue, net of direct expenses. The $5 million increase in incentive management fees primarily reflected higher property-level income resulting from higher property-level revenue and margins. Higher base management and franchise fees primarily reflected increased RevPAR and, to a lesser extent, unit growth, including properties added to the Autograph Collection. The $4 million decrease in owned, leased, and other revenue net of direct expenses relates primarily to recognition of $7 million of termination fees for two properties in the 2011 third quarter.
Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $1,206 million in the third quarter of 2012, compared to $1,109 million in the third quarter of 2011.
Thirty-six Weeks. In the first three quarters of 2012, RevPAR for comparable systemwide North American Full-Service properties increased by 6.7 percent to $110.76, occupancy for these properties increased by 1.9 percentage points to 71.4 percent, and average daily rates increased by 3.9 percent to $155.10.
The $37 million increase in segment results, compared to the first three quarters of 2011, primarily reflected $17 million of higher base management and franchise fees, $11 million of higher owned, leased, and other revenue net of direct expenses, $9 million of higher incentive management fees, and unchanged general, administrative, and other expenses. The $11 million increase in owned, leased, and other revenue net of direct expenses primarily reflected a $14 million termination fee for one property in the 2012 second quarter, partially offset by $7 million of termination fees for two properties in the 2011 third quarter. Higher base management and franchise fees primarily reflected increased RevPAR and, to a lesser extent, unit growth, including properties added to the Autograph Collection. The $9 million increase in incentive management fees primarily reflected higher property-level income resulting from higher property-level revenue and margins. General, administrative, and other expenses were unchanged and primarily reflected favorable variances from the following 2011 items: a $5 million performance cure payment for one property, a $2 million guarantee reserve for one property, and the write-off of contract acquisition costs totaling $2 million for two properties. These favorable variances were partially offset by the accelerated amortization of $8 million of deferred contract acquisition costs through the 2012 second quarter related to the property for which we earned the $14 million termination fee.
Cost reimbursements revenue and expenses associated with our North American Full-Service Lodging segment properties totaled $3,570 million in the first three quarters of 2012, compared to $3,386 million in the first three quarters of 2011.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and before the sale, included Marriott ExecuStay.

($ in millions)	Twelve Weeks Ended			Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011	Change 2012/2011	September 7, 2012	September 9, 2011	Change 2012/2011
Segment revenues	$612	$587	4%	$1,735	$1,653	5%
Segment results	$157	$97	62%	$347	$267	30%

Since the third quarter of 2011, across our North American Limited-Service Lodging segment we added 73 properties (8,971 rooms) and 18 properties (2,248 rooms) left the system. The majority of the properties that left the system were older Fairfield Inn properties. In addition, in the 2012 second quarter, we completed the sale of our ExecuStay corporate housing business, which we historically had not included in our rooms count. The revenues, results of operations, assets, and liabilities of our ExecuStay business were not material to our financial position, results of operations or cash flows for any of the periods presented. In the 2012 third quarter, we completed the sale of an equity interest in a North American Limited-Service Lodging segment joint venture (formerly two joint ventures which were merged before the sale) which did not result in any rooms leaving the system.
Twelve Weeks. In the third quarter of 2012, RevPAR for comparable systemwide North American Limited-Service properties increased by 5.9 percent to $85.95, occupancy for these properties increased by 0.7 percentage points to 76.4 percent, and average daily rates increased by 5.0 percent to $112.54.
The $60 million increase in segment results, compared to the third quarter of 2011, primarily reflected $40 million of higher gains and other income and $18 million of higher base management and franchise fees. Higher gains and other income primarily reflected a $41 million gain on the sale of our equity interest in a joint venture. See the "Gains (Losses) and Other Income" caption earlier in this report for additional information on the sale of this equity interest. Higher base management and franchise fees primarily reflected the recognition of $7 million of deferred base management fees in 2012 in conjunction with the sale of our equity interest in the joint venture, higher RevPAR due to increased demand, some of which is attributable to the favorable effect of property renovations, and, to a lesser extent, new unit growth.
Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $459 million in the third quarter of 2012, compared to $417 million in the third quarter of 2011.
Thirty-six Weeks. In the first three quarters of 2012, RevPAR for comparable systemwide North American Limited-Service properties increased by 6.4 percent to $80.40, occupancy for these properties increased by 1.4 percentage points to 72.4 percent, and average daily rates increased by 4.4 percent to $110.98.
The $80 million increase in segment results, compared to the first three quarters of 2011, primarily reflected $40 million of higher gains and other income, $34 million of higher base management and franchise fees, $2 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, and $2 million of decreased joint venture equity losses. Higher gains and other income primarily reflected a $41 million gain on the sale of our equity interest in a joint venture, as noted in the preceding "Twelve Weeks" discussion. Higher base management and franchise fees primarily reflected the recognition of $7 million of deferred base management fees in 2012 in conjunction with the sale of our equity interest in the joint venture, higher RevPAR due to increased demand, some of which is attributable to the favorable effect of property renovations, and, to a lesser extent, new unit growth. The $2 million increase in owned, leased, corporate housing, and other revenue net of direct expenses reflected net stronger owned and leased property results primarily driven by higher property-level revenue and margins, as well as $1 million of higher corporate housing revenue net of expense reflecting lower expenses due to the sale of the business. The $2 million decrease in joint venture equity losses reflected increased earnings associated with two joint ventures (one of which we subsequently sold in the 2012 third quarter, as noted previously) primarily due to stronger property-level performance.
Cost reimbursements revenue and expenses associated with our North American Limited-Service Lodging segment properties totaled $1,284 million in the first three quarters of 2012, compared to $1,186 million in the first three quarters of 2011.

International Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Autograph Hotels, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments located outside the United States and Canada.

($ in millions)	Twelve Weeks Ended			Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011	Change 2012/2011	September 7, 2012	September 9, 2011	Change 2012/2011
Segment revenues	$321	$293	10%	$898	$860	4%
Segment results	$36	$35	3%	$117	$116	1%

Since the third quarter of 2011, across our International Lodging segment we added 36 properties (6,837 rooms) and 18 properties (3,454 rooms) left the system, largely due to quality issues. The net properties added include 4 properties (643 rooms) that are operated or franchised as part of unconsolidated joint ventures.
Twelve Weeks. In the third quarter of 2012, RevPAR for comparable systemwide international properties increased by 4.9 percent to $110.19, occupancy for these properties increased by 0.7 percentage points to 72.9 percent, and average daily rates increased by 3.8 percent to $151.24. Comparable company-operated RevPAR improved significantly in Thailand, the United Arab Emirates, and China, while Europe experienced more modest RevPAR increases. Demand remained particularly weak in Egypt, Jordan, Kuwait and Oman.
The $1 million increase in segment results in the third quarter of 2012, compared to the third quarter of 2011, primarily reflected a $4 million increase in incentive management fees and a $1 million increase in owned, leased, and other revenue net of direct expenses, partially offset by $3 million of higher general, administrative, and other expenses and $1 million of lower base management and franchise fees. The $4 million increase in incentive management fees primarily reflected recognition in the 2012 third quarter of $3 million of incentive management fees due to contract revisions for certain properties and recognition of incentive management fees associated with new units, partially offset by unfavorable foreign exchange rates. The $3 million increase in general, administrative, and other expenses primarily reflected an increase in a guarantee reserve for one property primarily due to cash flow shortfalls at the property. Lower base management and franchise fees reflected $2 million of lower base management fees due to the spin-off, partially offset by $1 million of higher base management and franchise fees across our lodging business. The decrease in base management fees due to the spin-off reflected fees that the International segment no longer receives from the timeshare business following the spin-off. The increase in base management and franchise fees across our lodging business reflected stronger RevPAR and, to a lesser extent, new unit growth, partially offset by unfavorable foreign exchange rates.
Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $186 million in the third quarter of 2012, compared to $152 million in the third quarter of 2011.
Thirty-six Weeks. In the first three quarters of 2012, RevPAR for comparable systemwide international properties increased by 6.0 percent to $109.81, occupancy for these properties increased by 1.8 percentage points to 70.4 percent, and average daily rates increased by 3.2 percent to $155.99. Comparable company-operated RevPAR improved significantly in Thailand, China, the United Arab Emirates, and Mexico, while Europe experienced more modest RevPAR increases. Demand remained particularly weak in Egypt, Jordan, Kuwait and Oman.
The $1 million increase in segment results in the first three quarters of 2012, compared to the first three quarters of 2011, primarily reflected a $9 million increase in incentive management fees and $2 million of decreased joint venture equity losses, partially offset by an $8 million increase in general, administrative, and other expenses, a $1 million decrease in owned, leased, and other revenue net of direct expenses, and $1 million of lower base management and franchise fees. The $9 million increase in incentive management fees primarily reflected higher property-level income resulting from higher property-level margins ($7 million), new unit growth ($3 million), and recognition in the 2012 third quarter of incentive management fees due to contract revisions for certain properties ($3 million), partially offset by unfavorable foreign exchange rates ($3 million). The $2 million decrease in joint venture equity losses primarily reflected increased earnings at one joint venture. The $8 million increase in general, administrative, and other expenses primarily reflected $6 million of guarantee reserves associated with two properties and increased expenses associated with initiatives to enhance and grow our brands globally. The $1 million decrease in owned, leased, and other revenue net of direct expenses reflected net stronger results primarily at a leased property in London in 2012 which had increased demand which was offset by $7 million of lower termination fees in 2012. Lower base management and franchise fees reflected $4 million of lower base management fees due to the spin-off, partially offset by $3 million of higher base management and franchise fees across our lodging business. The decrease in base management fees due to the spin-off reflected fees that the International segment no longer receives from the timeshare business following the spin-off. The $3 million increase in base management and franchise fees across our lodging business primarily reflected stronger RevPAR ($6 million), new unit growth net of terminations ($3 million), partially offset by unfavorable foreign exchange rates ($4 million) and contract revisions for certain properties ($2 million).
Cost reimbursements revenue and expenses associated with our International Lodging segment properties totaled $474 million in the first three quarters of 2012, compared to $425 million in the first three quarters of 2011.

Luxury Lodging includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION worldwide.

($ in millions)	Twelve Weeks Ended			Thirty-Six Weeks Ended
	September 7, 2012	September 9, 2011	Change 2012/2011	September 7, 2012	September 9, 2011	Change 2012/2011
Segment revenues	$394	$362	9%	$1,221	$1,138	7%
Segment results	$20	$8	150%	$66	$46	43%

Since the third quarter of 2011, across our Luxury Lodging segment we added 4 properties (877 rooms) and no properties left the system. Since the 2011 third quarter, we also added 4 residential products (147 units) and no residential products left the system.
Twelve Weeks. In the third quarter of 2012, RevPAR for comparable systemwide luxury properties increased by 6.5 percent to $200.51, occupancy decreased by 1.6 percentage points to 67.7 percent, and average daily rates increased by 4.0 percent to $296.37.
The $12 million increase in segment results, compared to the third quarter of 2011, primarily reflected a $13 million decrease in general, administrative, and other expenses and $6 million of decreased joint venture equity losses, partially offset by a $3 million decrease in incentive management fees and $3 million of lower owned, leased, and other revenue net of direct expenses. The $13 million decrease in general, administrative, and other expenses primarily reflected a favorable variance from a $5 million impairment of deferred contract acquisition costs and a $5 million accounts receivable reserve, both recognized in the 2011 third quarter and both related to one property whose owner filed for bankruptcy and a $3 million guarantee reserve reversal in the 2012 third quarter for one property. The $6 million decrease in joint venture equity losses primarily reflected decreased losses at one joint venture as a result of decreased joint venture costs. The $3 million decrease in incentive management fees primarily reflected the timing of fee recognition for two properties that earned incentive fees in the 2012 first, second and third quarters of 2012 as compared to just the 2011 third quarter in the prior year. The $3 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected $2 million of decreased branding fees associated with the sale of real estate by others.
Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $326 million in the third quarter of 2012, compared to $290 million in the third quarter of 2011.
Thirty-six Weeks. In the first three quarters of 2012, RevPAR for comparable systemwide luxury properties increased by 6.8 percent to $222.64, occupancy decreased by 0.8 percentage points to 67.8 percent, and average daily rates increased by 5.5 percent to $328.34.
The $20 million increase in segment results, compared to the first three quarters of 2011, reflected $11 million of higher owned, leased, and other revenue net of direct expenses, a $10 million decrease in general, administrative, and other expenses, and a $2 million increase in incentive management fees, partially offset by $3 million of increased joint venture equity losses. The $11 million increase in owned, leased, and other revenue net of direct expenses primarily reflected an $8 million increase associated with our leased property in Japan (which experienced very low demand in 2011 as a result of the earthquake and tsunami and received a $2 million business interruption payment in the 2012 second quarter from a utility company) and $4 million of increased branding fees associated with the sale of real estate by others. The $10 million decrease in general, administrative, and other expenses primarily reflected a favorable variance from a $5 million impairment of deferred contract acquisition costs and a $5 million accounts receivable reserve, both recognized in the 2011 third quarter and both related to one property whose owner filed for bankruptcy, as well as a $3 million guarantee reserve reversal in the 2012 third quarter for one property, partially offset by miscellaneous cost increases in the first three quarters of 2012. The increase in incentive management fees primarily reflected new unit growth. The $3 million increase in joint venture equity losses reflected increased losses of $8 million, primarily associated with the impairment of certain underlying residential properties in the 2012 second quarter, partially offset by $3 million of decreased losses in the 2012 year-to-date period as a result of decreased joint venture costs.
Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $994 million in the first three quarters of 2012, compared to $928 million in the first three quarters of 2011.

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
During the first three quarters of 2012, we granted 2.8 million RSUs, 1.1 million SARs, and 0.3 million stock options. See Footnote No. 4, “Share-Based Compensation,” of the Notes to our Financial Statements in this Form 10-Q for more information.
NEW ACCOUNTING STANDARDS
See Footnote No. 2, “New Accounting Standards,” of the Notes to our Financial Statements in this Form 10-Q for information related to our adoption of new accounting standards in the first three quarters of 2012.

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
At September 7, 2012, our available borrowing capacity amounted to $1.413 billion and reflected borrowing capacity of $1.308 billion under our Credit Facility and our cash balance of $105 million. We calculated that borrowing capacity by taking $1.750 billion of effective aggregate bank commitments under our Credit Facility and subtracting approximately $1 million of outstanding letters of credit under our Credit Facility and $441 million of outstanding commercial paper. We had no outstanding borrowings under our Credit Facility at the end of the 2012 third quarter.
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
Cash and cash equivalents totaled $105 million at September 7, 2012, an increase of $3 million from year-end 2011, reflecting cash inflows associated with the following: operating cash inflows ($808 million), net proceeds of approximately $590 million from the issuance of Series K Notes (see the "Contractual Obligations" caption later in this section for more information), loan collections and sales, net of loan advances ($124 million), increased borrowings related to the issuance of commercial paper ($110 million), common stock issuances ($81 million), and dispositions ($65 million) (see Footnote No. 14, "Acquisitions and Dispositions" for additional information). The following cash outflows partially offset these cash inflows: purchase of treasury stock ($884 million), debt repayments ($368 million) primarily related to the maturity of Series F Senior Notes, capital expenditures ($316 million), dividend payments ($110 million), contract acquisition costs ($52 million), net other investing cash outflows ($22 million), equity and cost method investments ($12 million), and other financing cash outflows ($11 million).

Our ratio of current assets to current liabilities was roughly 0.4 to 1.0 at the end of the 2012 third quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.

We made capital expenditures of $316 million in the first three quarters of 2012 and $128 million in the first three quarters of 2011 that included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. Capital expenditures for the thirty-six week period ended September 7, 2012 increased by $188 million compared to the year ago period, primarily due to the acquisition of land and a building we plan to develop into a hotel. See Footnote No. 14, "Acquisitions and Dispositions" of the Notes to our Financial Statements in this Form 10-Q. We expect investment spending for the 2012 fiscal year will total approximately $850 million to $950 million, including approximately $100 million for maintenance capital spending. Investment spending also includes other capital expenditures (including property acquisitions), loan advances, contract acquisition costs (including the $210 million for our acquisition of the Gaylord brand and hotel management company that we describe in this Form 10-Q), and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for the thirty-six week period ended September 7, 2012.

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

Loan collections and sales, net of loan advances, amounted to $124 million in the first three quarters of 2012 and $89 million in the first three quarters of 2011. In the first three quarters of 2012, our notes receivable balance associated with senior, mezzanine, and other loans decreased by $126 million, primarily reflecting collection of a $69 million note receivable for a recoverable guarantee that we previously funded and $52 million of collections on two new notes receivable issued to us in conjunction with the spin-off.
Spin-off Cash Tax Benefits

We expect that the spin-off we completed in 2011 of our timeshare operations and timeshare development business will result in the realization through 2015 of approximately $400 million to $450 million of cash tax benefits to Marriott, relating to the value of the timeshare business, including $76 million of cash tax benefits we realized in 2011 and approximately $116 million of cash tax benefits we expect to realize in 2012. We realized $91 million of cash tax benefits in the first three quarters of 2012. For more information on the spin-off, please see Footnote No. 16, "Spin-off" of the Notes to our Financial Statements in this Form 10-Q.
Contractual Obligations
As of the end of the 2012 third quarter, there have been no significant changes to our “Contractual

Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2011 Form 10-K, other than those resulting from changes in the amount of outstanding debt, including the Series K note issuance and the maturity of Series F Senior Notes discussed below.
At the end of the 2012 third quarter, debt increased by $338 million to $2,509 million, compared to $2,171 million at year-end 2011, and reflected our first quarter 2012 issuance of $594 million (book value) of Series K Senior Notes (described more fully below) and a $110 million increase in commercial paper, partially offset by the $348 million (book value) retirement, at maturity, of our Series F Senior Notes, and decreases of $18 million in other debt (which includes capital leases). At the end of the 2012 third quarter, future debt payments plus interest and not including capital leases totaled $2,890 million and are due as follows: $31 million in 2012; $499 million in 2013; $89 million in 2014; $397 million in 2015; $790 million in 2016; and $1,084 million thereafter.

During our 2012 third quarter, we entered into a terms agreement to issue $350 million aggregate principal amount of 3.250 percent Series L Notes due 2022 (the "Notes"). The offering of the Notes closed after the end of the 2012 third quarter, on September 10, 2012, and we received net proceeds of approximately $346 million, after deducting the underwriting discount and estimated expenses. We expect to use these proceeds for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of commercial paper borrowings as they become due.
At the end of the second quarter of 2012, we made a $356 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series F Senior Notes.
In the first quarter of 2012, we issued $600 million aggregate principal amount of 3.000 percent Series K Notes due 2019 (the "Notes"). We received net proceeds of approximately $590 million from these offerings, after deducting the underwriting discounts and estimated expenses of these offerings.
For more information on the Series K and Series L Notes, see Footnote No. 10, "Long-term Debt" of the Notes to our Financial Statements in this Form 10-Q.

Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt and reducing our working capital. At the end of the 2012 third quarter, our long-term debt had an average interest rate of 4.1 percent and an average maturity of approximately 4.3 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.79 to 1.0 at the end of the 2012 third quarter.
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
At the end of the 2012 third quarter, guarantees where we are the primary obligor increased by $35 million to $245 million, compared to $210 million at year-end 2011, and reflected a $25 million increase in operating profit guarantees and a $14 million increase in debt service guarantees, partially offset by a $4 million decrease in other guarantees. At the end of the 2012 third quarter, future guarantee commitment expirations are as follows: $3 million in 2012; $28 million in 2013; $40 million in 2014; $19 million in 2015; $25 million in 2016; and $130 million thereafter.
As of the end of the 2012 third quarter, guarantees where we are secondarily liable increased by $38 million to $296 million, compared to $258 million at year-end 2011, and primarily reflected a $69 million increase for an operating profit guarantee and an $11 million increase for a guarantee related to one lease, partially offset by an $27 million decrease in guarantees associated with other lease obligations and lifecare bonds, a $9 million decrease in guarantees and commitments related to the spin-off of the timeshare business, and a $6 million decrease in lease obligations for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997. At the end of the 2012 third quarter, future guarantee commitment expirations are as follows: $13 million in 2012; $77 million in 2013; $71 million in 2014; $33 million in 2015; $26 million in 2016; and $76 million thereafter. See the "Guarantees" caption in Footnote No. 12 "Contingencies" for additional information on our guarantees.
Share Repurchases
We purchased 24.3 million shares of our Class A Common Stock during the thirty-six weeks ended September 7, 2012, at an average price of $37.24 per share. See Part II, Item 2 of this Form 10-Q for more information on our share repurchases. As of September 7, 2012, 16.2 million  shares remained available for repurchase under authorizations from our Board of Directors.
Dividends
On February 10, 2012, our Board of Directors declared a quarterly cash dividend of $0.10 per share, which we paid on March 30, 2012 to shareholders of record on February 24, 2012. On May 4, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per share, which we paid on June 22, 2012 to shareholders of record on May 18, 2012. On August 9, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per share, which we paid on September 14, 2012 to shareholders of record on August 23, 2012.
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
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
We incorporate by reference the information under "Legal Proceedings" in Footnote No. 12, "Contingencies" of the Notes to our Condensed Consolidated Financial Statements in Part I. Item 1 of this Form 10-Q.
From time to time, we are also subject to other legal proceedings and claims in the ordinary course of our business, including adjustments proposed during governmental examinations of the various tax returns we file. While management presently believes that the ultimate outcome of these other proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.

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
The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business. We currently operate or franchise hotels and resorts in 74 countries, and our operations outside the United States represented approximately 17 percent of our revenues in the 2012 third quarter. We expect that the international share of our total revenues will increase in future years. As a result, we are increasingly exposed to a number of challenges and risks associated with doing business outside the United States, including the following, any of which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions or otherwise disrupt our business: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, including foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with laws that affect the activities of companies abroad including U.S. and other jurisdictions' anti-corruption laws, currency regulations and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, including in the Middle East, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.
Our new programs and new branded products may not be successful. We cannot assure that our recently launched EDITION, Autograph Collection and AC Hotels by Marriott brands, our recent acquisition of the Gaylord brand, or any new programs or products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
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

An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although Marriott’s Look No Further® Best Rate Guarantee has prevented customer preference shift to the intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked online keywords such as “Marriott” from Internet search engines such as Google®, Bing® and Yahoo® to steer customers toward their websites (a practice that has been challenged by various trademark owners in federal court). Although Marriott has successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ websites is too large to permit us to eliminate this risk entirely. In addition, recent class action litigation against several online travel intermediaries and lodging companies, including Marriott, challenges the legality under antitrust law of contract provisions that support programs such as Marriott's Look No Further® Best Rate Guarantee, and we cannot assure you that the courts will ultimately uphold such provisions. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from Marriott.com, or through their fees increasing the overall cost of Internet bookings for our hotels.
Failure to maintain the integrity of internal or customer data could result in faulty business decisions, operational inefficiencies, damage of reputation and/or subject us to costs, fines, or lawsuits. Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems that we maintain and in those maintained by third parties with whom we contract to provide services, including in areas such as human resources outsourcing, website hosting, and various forms of electronic communications. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment as well as the requirements imposed on us by the payment card industry surrounding information, security and privacy is also increasingly demanding, in both the United States and other jurisdictions in which we operate. Our systems may be unable to satisfy changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Threats to our information systems and records, including those we maintain with our service providers, include efforts of others to hack or breach our security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data. Our reliance on computer, internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems have increased significantly in recent years. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.
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

Other Risks
Changes in tax and other laws and regulations could reduce our profits or increase our costs. Our businesses are subject to regulation under a wide variety of laws, regulations and policies in jurisdictions around the world. In response to the economic environment, we anticipate that many of the jurisdictions in which we do business will continue to review tax and other revenue raising laws, regulations and policies, and any resulting changes could impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations significantly increase the tax rates on non-U.S. income, our effective tax rate could increase and our profits could be reduced. If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.
The spin-off could result in significant tax liability to us and our shareholders. As discussed in more detail in Footnote No. 16 "Spin-off" of the Notes to our Financial Statements in this Form 10-Q, in 2011 we completed the spin-off of our timeshare operations and timeshare development business. Although we received a private letter ruling from the IRS and an opinion from our tax counsel confirming that the distribution of Marriott Vacations Worldwide Corporation ("MVW") common stock will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss to us or our shareholders (except to the extent of cash received in lieu of fractional shares of MVW common stock), the private letter ruling and opinion that we received are subject to the continuing validity of any assumptions and representations reflected therein. In addition, an opinion from our tax counsel is not binding on the IRS or a court. Moreover, certain future events that may or may not be within our control, including certain extraordinary purchases of our stock or MVW's stock, could cause the distribution not to qualify as tax-free. Accordingly, the IRS could determine that the distribution of the MVW common stock was a taxable transaction and a court could agree with the IRS. If the distribution of the MVW common stock was determined to be taxable for U.S. federal income tax purposes, we and our shareholders who received shares of MVW common stock in the spin-off could incur significant tax liabilities. Under the tax sharing and indemnification agreement that we entered into with MVW, we are entitled to indemnification from MVW for certain taxes and related losses resulting from the failure of the distribution of MVW common stock to qualify as tax-free as a result of (1) any breach by MVW or its subsidiaries of the covenants on the preservation of the tax-free status of the distribution, (2) certain acquisitions of equity securities or assets of MVW or its subsidiaries, and (3) any breach by MVW or its subsidiaries of certain representations in the documents submitted to the IRS and the separation documents relating to the spin-off. If, however, the distribution failed to qualify as a tax-free transaction for reasons other than those specified in the indemnification provisions of the tax sharing and indemnification agreement, liability for any resulting taxes related to the distribution would be apportioned between us and MVW based on our relative fair market values.
The spin-off might not produce the cash tax benefits we anticipate. In connection with the spin-off, we completed an internal reorganization, which included transactions that were structured in a manner intended to result, for U.S. federal income tax purposes, in our recognition of built-in losses in properties used in the North American and Luxury segments of the Timeshare division. Our recognition of these built-in losses and corresponding tax deductions has generated and we expect will continue to generate significant cash tax benefits for us. Although we received a private letter ruling from the IRS and an opinion from our tax counsel confirming that these built-in losses may be recognized and deducted by us, the private letter ruling and opinion that we received are subject to the continuing validity of any assumptions and representations reflected therein. Accordingly, the IRS could determine that the built-in losses should not have been recognized or deductions for such losses should be disallowed and a court could agree with the IRS. If we were unable to deduct these losses for U.S. federal income tax purposes, and, instead, the tax basis of the properties attributable to the built-in losses were available to MVW and its subsidiaries, MVW has agreed, pursuant to the tax sharing and indemnification agreement, to indemnify us for certain tax benefits that we otherwise have recognized or would have recognized if we were able to deduct such l osses. For more information on the cash tax benefits we anticipate, see the "Liquidity and Capital Resources" caption within Part I Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 16, 2012 - July 13, 2012	0.8	$38.68	0.8	25.0
July 14, 2012 - August 10, 2012	4.7	$36.39	4.7	20.3
August 11, 2012 - September 7, 2012	4.1	$37.37	4.1	16.2

(1)
On February 10, 2012, we announced that our Board of Directors increased, by 35 million shares, the authorization to repurchase our Class A Common Stock. As of September 7, 2012, 16.2 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation of the Company.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(i) to our Form 8-K filed November 12, 2008 (File No. 001-13881).

4.1	Form of 3.250% Series L Notes Due 2022	Exhibit No. 4.1 to our Form 8-K filed September 10, 2012 (File No. 001-13881).

10	Amendment dated August 2, 2012 to the Tax Sharing and Indemnification Agreement entered into on November 17, 2011, with Marriott Vacations Worldwide Corporation	Filed with this report.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the twelve and thirty-six weeks ended September 7, 2012, and September 9, 2011, respectively; (ii) the Condensed Consolidated Statements of Comprehensive Income for the twelve and thirty-six weeks ended September 7, 2012, and September 9, 2011, respectively; (iii) the Condensed Consolidated Balance Sheets at September 7, 2012, and December 30, 2011; and (iv) the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 7, 2012, and September 9, 2011, respectively.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
4th day of October, 2012

/s/ Arne M. Sorenson
Arne M. Sorenson
President and Chief Executive Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President and
Chief Financial Officer